Form 10-Q
period 1996-03-31
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1996-05-09
CIK 899881

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996.

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from   to .

                        COMMISSION FILE NUMBER 01-12846

                       SECURITY CAPITAL INDUSTRIAL TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              74-2604728
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    14100 EAST 35TH PLACE, AURORA,                      80011
               COLORADO                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (303) 375-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days. Yes    X     No

  The number of shares outstanding of the Registrant's common stock as of April 19, 1996 was:

  Shares of Beneficial Interest, $.01 par value--81,442,820 shares

                              Page 1 of 71 Pages
                           Exhibit Index on Page 21

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I. Financial Information
  Item 1. Consolidated Financial Statements
     Consolidated Balance Sheets--March 31, 1996 and December 31, 1995..    3
     Consolidated Statements of Operations--Three months ended March 31,
      1996 and 1995.....................................................    4
     Consolidated Statements of Cash Flows--Three months ended March 31,
      1996 and 1995.....................................................    5
     Notes to Consolidated Financial Statements.........................    6
     Report of Independent Public Accountants...........................   10
  Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................   11
PART II. Other Information
  Item 5. Other Information.............................................   16
  Item 6. Exhibits and Reports on Form 8-K..............................   16

                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,   DECEMBER 31,
                                                          1996          1995
                        ASSETS                         (UNAUDITED)   (AUDITED)
                        ------                         -----------  ------------
REAL ESTATE........................................... $1,972,126    $1,827,670
  Less accumulated depreciation.......................     68,301        56,406
                                                       ----------    ----------
                                                        1,903,825     1,771,264
CASH AND CASH EQUIVALENTS.............................      6,057        22,235
ACCOUNTS RECEIVABLE...................................      6,935         5,764
OTHER ASSETS..........................................     37,565        34,709
                                                       ----------    ----------
    Total assets...................................... $1,954,382    $1,833,972
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
LIABILITIES:
  Line of credit...................................... $   28,500    $   81,000
  Long term debt......................................    324,541       324,527
  Mortgage notes payable..............................     95,427        96,013
  Securitized debt....................................     37,866        38,090
  Assessment bonds payable............................     11,145        11,173
  Accounts payable and accrued expenses...............     24,902        32,826
  Construction payable................................     17,439        20,437
  Distributions payable...............................      1,526        20,558
  Other liabilities...................................     14,429        14,416
                                                       ----------    ----------
    Total liabilities.................................    555,775       639,040
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST.....................................     58,321        58,741
SHAREHOLDERS' EQUITY:
  Series A Preferred shares; $0.01 par value;
   5,400,000 shares issued and outstanding at March
   31, 1996 and December 31, 1995; stated liquidation
   preference of $25 per share........................    135,000       135,000
  Series B Preferred shares; $0.01 par value;
   8,050,000 shares issued and outstanding at March
   31, 1996; stated liquidation preference of $25 per
   share..............................................    201,250           --
  Common shares of beneficial interest, $0.01 par
   value; 81,442,820 shares issued and outstanding at
   March 31, 1996 and 81,416,451 at December 31, 1995.        814           814
  Additional paid-in-capital..........................  1,050,183     1,059,142
  Distributions in excess of net earnings.............    (46,961)      (58,765)
                                                       ----------    ----------
    Total shareholders' equity........................  1,340,286     1,136,191
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $1,954,382    $1,833,972
                                                       ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ----------------
                                                                1996     1995
                                                               ------- --------
INCOME:
  Rental income............................................... $50,062 $ 32,901
  Other real estate income....................................     143      --
  Interest income.............................................     157      112
                                                               ------- --------
    Total income..............................................  50,362   33,013
                                                               ------- --------
EXPENSES:
  Rental expenses, net of recoveries of $6,761 and $4,598 for
   the three month periods in 1996 and 1995, respectively.....   6,145    3,242
  Depreciation and amortization...............................  13,089    8,442
  Interest expense............................................   8,508    6,761
  REIT management fee.........................................   4,641    3,392
  General and administrative..................................     249      276
  Other.......................................................     468      372
                                                               ------- --------
    Total expenses............................................  33,100   22,485
                                                               ------- --------
NET EARNINGS BEFORE MINORITY INTEREST AND LOSS ON DISPOSITION
 OF REAL ESTATE...............................................  17,262   10,528
Minority interest share in net earnings.......................     756      865
                                                               ------- --------
NET EARNINGS BEFORE LOSS ON DISPOSITION OF REAL ESTATE........  16,506    9,663
Loss on disposition of real estate............................      29      --
                                                               ------- --------
NET EARNINGS..................................................  16,477    9,663
Less preferred share dividends................................   4,673      --
                                                               ------- --------
NET EARNINGS ATTRIBUTABLE TO COMMON SHARES.................... $11,804 $  9,663
                                                               ======= ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING....................  81,428   64,587
                                                               ======= ========
PER SHARE NET EARNINGS ATTRIBUTABLE TO COMMON SHARES.......... $  0.14 $   0.15
                                                               ======= ========
DISTRIBUTIONS PER COMMON SHARE................................ $0.2525 $0.23375
                                                               ======= ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           -------------------
                                                             1996       1995
                                                           ---------  --------
OPERATING ACTIVITIES:
  Net earnings............................................ $  16,477  $  9,663
  Minority interest.......................................       756       865
  Adjustments to reconcile net earnings to cash flows
   provided by operating activities:
    Depreciation and amortization.........................    13,089     8,442
    Loss on disposition of real estate....................        29        --
    Rent leveling.........................................    (1,118)     (910)
    Amortization of deferred financing costs..............       704       308
  Increase in accounts receivable and other assets........    (3,176)   (2,656)
  Increase (decrease) in accounts payable, accrued
   expenses and other liabilities.........................    (7,911)    1,334
                                                           ---------  --------
      Net cash provided by operating activities...........    18,850    17,046
                                                           ---------  --------
INVESTING ACTIVITIES:
  Real estate investments.................................  (146,560) (113,002)
  Recurring capital expenditures and tenant improvements..    (1,818)     (595)
  Lease commissions and other leasing costs...............    (1,648)     (479)
  Proceeds from disposition of real estate................     1,092        --
                                                           ---------  --------
      Net cash used in investing activities...............  (148,934) (114,076)
                                                           ---------  --------
FINANCING ACTIVITIES:
  Proceeds from sale of preferred shares, net of expenses.   191,992        --
  Proceeds from dividend reinvestment and share purchase
   plan and from exercised warrants.......................       299        --
  Proceeds from long term debt offering...................        --   200,000
  Distributions paid to common shareholders...............   (19,032)  (15,097)
  Distributions paid to minority interest holders.........    (1,329)   (1,325)
  Preferred share dividends...............................    (4,673)       --
  Proceeds from line of credit............................   127,000   106,500
  Payments on line of credit..............................  (179,500) (195,500)
  Regularly scheduled principal payments on mortgage notes
   payable................................................      (846)     (728)
  Debt issuance costs.....................................        (5)   (2,940)
                                                           ---------  --------
      Net cash provided by financing activities...........   113,906    90,910
                                                           ---------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................   (16,178)   (6,120)
CASH AND CASH EQUIVALENTS, beginning of period............    22,235    21,270
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, end of period.................. $   6,057  $ 15,150
                                                           =========  ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  In conjunction with real estate acquired:
   Assumption of existing mortgage notes payable or
    assessment bonds payable.............................. $       9  $  7,982
                                                           ---------  --------
      Total............................................... $       9  $  7,982
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996
                                  (UNAUDITED)

1. GENERAL:

  The consolidated financial statements of Security Capital Industrial Trust ("SCI") as of March 31, 1996 are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The consolidated financial statements for 1995 have been restated to conform to the 1996 presentation. While management of SCI believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with SCI's December 31, 1995 consolidated financial statements.

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of SCI's consolidated financial position and results of operations for the interim periods. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENT:

  Effective January 1, 1996, SCI adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which had no impact on its consolidated financial statements. SFAS 121 establishes accounting standards for the review of long-lived assets to be held and used for impairment whenever the carrying amount of an asset may not be recoverable, and requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

3. REAL ESTATE:

  The following summarizes real estate investments as of March 31, 1996 and December 31, 1995 (in thousands):

                                                         MARCH 31,  DECEMBER 31,
                                                           1996         1995
                                                        (UNAUDITED)  (AUDITED)
                                                        ----------- ------------
      Land held for development........................ $   51,697   $   60,363
      Land under development...........................     61,352       56,944
      Improved land....................................    269,284      242,015
      Buildings and improvements.......................  1,518,104    1,380,389
      Construction in progress.........................     63,206       80,958
      Capitalized preacquisition costs.................      8,483        7,001
                                                        ----------   ----------
          Total real estate............................  1,972,126    1,827,670
      Less accumulated depreciation....................     68,301       56,406
                                                        ----------   ----------
          Net real estate.............................. $1,903,825   $1,771,264
                                                        ==========   ==========

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                 MARCH 31, 1996
                                  (UNAUDITED)
4. BORROWINGS:

 Line of Credit

  On June 1, 1995, SCI entered into an increased line of credit of $350 million agented by NationsBank of Texas, N.A. ("NationsBank") as agent for a bank group. The line of credit, as amended and restated to be effective in May 1996, will bear interest at SCI's option at either (a) the greater of the federal funds rate plus 0.5% and prime or (b) LIBOR plus 1.25%, based upon SCI's current senior debt ratings, and is scheduled to mature in May 1998. This line may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI will be required to maintain an adjusted net worth (as defined) of at least $1.0 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio of not less than 1.4 to 1. As of March 31, 1996, SCI was in compliance with all covenants, and as of April 19, 1996, $42.0 million of borrowings were outstanding.

 Long Term Debt

  On May 16, 1995, SCI issued $75 million of Senior Notes due 2009 (the "May 2009 Notes"), $17.5 million of Senior Notes due 2001 (the "2001 Notes"), $17.5 million of Senior Notes due 2000 (the "2000 Notes") and $15 million of Senior Notes due 1998 (the "1998 Notes"), together with the May 2009 Notes, the 2001 Notes and the 2000 Notes collectively referred to as the "May Notes"). The May 2009 Notes bear interest at 7.875% per annum, and require annual principal payments of $9.375 million, commencing May 15, 2002. The 2001 Notes, 2000 Notes and 1998 Notes bear interest at 7.30%, 7.25% and 7.125% per annum, respectively, with the principal payable at maturity. Collectively, the May Notes originally had an average life to maturity of 8.2 years and an average effective interest cost, inclusive of offering discounts and issuance costs, of 7.92% per annum.

  On March 2, 1995, SCI issued $150 million of Senior Notes due 2009 (the "March 2009 Notes") and $50 million of Senior Notes due 2015 (the "2015 Notes", together with the March 2009 Notes collectively referred to as the "March Notes"). The March 2009 Notes bear interest at 8.72% per annum and require annual principal payments of $18.75 million, commencing March 1, 2002. The 2015 Notes bear interest at 9.34% per annum and require aggregate annual principal payments of $5 million in 2010, $6.25 million in 2011, $7.5 million in 2012, $8.75 million in 2013, $10 million in 2014 and $12.5 million in 2015. Collectively, the March Notes originally had an average life to maturity of
12.38 years and an average effective interest cost, net of offering discounts and issuance costs, of 9.04% per annum.

  All of the foregoing notes are redeemable at any time at the option of SCI, in whole or in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. Such notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between SCI and State Street Bank and Trust Company, as trustee.

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At March 31, 1996, SCI was in compliance with all debt covenants.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                 MARCH 31, 1996
                                  (UNAUDITED)

 Mortgage Notes Payable, Assessment Bonds Payable and Securitized Debt

  Mortgage notes payable are secured by real estate with an aggregate undepreciated cost of $166.6 million at March 31, 1996. Assessment bonds payable are secured by real estate with an aggregate undepreciated cost of $191.2 million at March 31, 1996. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $68.9 million at March 31, 1996.

  Approximate principal payments due on mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five-year period ending December 31, 2001 and thereafter are as follows (in thousands):

             Remainder of 1996............... $ 11,218
             1997............................   13,258
             1998............................    5,191
             1999............................   15,996
             2000............................    4,694
             2001............................   11,342
             2002 and thereafter.............   82,739
                                              --------
                 Total....................... $144,438
                                              ========

  For the three month periods ending March 31, 1996 and 1995, interest expense was $8,508,000 and $6,761,000, respectively, which was net of capitalized interest of $3,311,000 and $1,299,000, respectively. The total interest paid in cash was $13,920,000 and $6,486,000 for the three month periods ending March 31, 1996 and 1995, respectively.

5. MINORITY INTEREST:

  Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI (Red Mountain Joint Venture, SCI Limited Partnership-I, SCI Limited Partnership-II, SCI Limited Partnership-III, and SCI Limited Partnership-IV). As of March 31, 1996, a total of 5,194,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships. Limited partners are entitled to exchange each partnership unit for one common share of SCI.

  In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI, made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership (Partnership-IV), in exchange for a 96.4% general partner interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totalling 3.6% in Partnership-IV. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners.

  Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by Partnership-IV consist of income producing, improved real property located in Florida, Ohio, Oklahoma and Michigan. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from Partnership-IV at March 31, 1996. Partnership-IV had $504,000 of borrowings from SCI IV, Inc. at March 31, 1996. SCI IV, Inc. had $504,000 of borrowings from SCI and its affiliates at March 31, 1996. For financial reporting purposes, the assets, liabilities, results of operations and cash

                       SECURITY CAPITAL INDUSTRIAL TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                                 MARCH 31, 1996
                                  (UNAUDITED)
flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements, and the third party investors' interests in Partnership-IV are reflected as minority interest. Limited partners are entitled to exchange each partnership unit for one common share of beneficial interest in SCI and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of common shares. At March 31, 1996, there were 68,612 limited partnership units outstanding in Partnership-IV.

6. SHAREHOLDERS' EQUITY:

  On February 21, 1996, and February 26, 1996, SCI issued a total of 8,050,000 Series B Cumulative Convertible Redeemable Preferred Shares, (the "Series B Preferred Shares"). The Series B Preferred Shares have a liquidation preference of $25 per share for an aggregate liquidation preference of $201,250,000 plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are only entitled to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into SCI common shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 common shares for each Series B Preferred Share), subject to adjustment in certain circumstances. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distributions on the common shares, or portion thereof, into which a Series B Preferred Share is convertible. Distributions on the Series B Preferred Shares are cumulative from the date of original issue and payable quarterly in arrears on the last day of March, June, September and December of each year, commencing June 30, 1996. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. The Series B Preferred Shares rank on a parity with the Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") with respect to payment of distributions and amounts upon liquidation.

  On February 19, 1996, SCI paid a distribution of $0.2525 per common share to common shareholders of record as of February 8, 1996. On March 29, 1996, SCI paid a quarterly dividend of $0.5875 per Series A Preferred Share to preferred shareholders of record on March 15, 1996. On April 19, 1996, SCI declared a distribution of $0.2525 per common share payable on May 16, 1996 to common shareholders of record on May 7, 1996.

7. EARNINGS PER SHARE:

  Earnings per share is computed based on the weighted average number of common shares outstanding during the period. Exercise of outstanding warrants and options to acquire 21,764 SCI common shares would not have a material dilutive effect on earnings per share. The conversion of limited partnership units into 5,194,258 SCI common shares is not assumed since the effect would not be dilutive.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust:

  We have reviewed the accompanying consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Trust's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above in order for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of December 31, 1995, and, in our report dated March 1, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          Arthur Andersen LLP

Chicago, Illinois,
April 19, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  SCI's operating results depend primarily upon net operating income from industrial properties, which is substantially influenced by (i) the demand for and supply of industrial properties in SCI's target market cities, (ii) the pace and economic returns at which SCI can acquire and develop additional industrial properties and (iii) the extent to which SCI can sustain improved market performance as measured by lease rates and occupancy. SCI's target market cities and submarkets have benefitted substantially in recent periods from demographic trends (including population and job growth) which increase the demand for industrial properties. REIT management believes SCI's ability to compete is significantly enhanced relative to other companies because of the REIT manager's depth of acquisition and development personnel and presence in local markets. As a result of acquisitions and developments for the last nine months of 1995 and the first three months of 1996, SCI's rentable square footage increased by 21.9 million square feet or 50.7% to 65.1 million square feet as of March 31, 1996 from 43.2 million square feet as of March 31, 1995. As of March 31, 1996, the portfolio was 94.1% leased. REIT management expects that SCI's ability to acquire and develop a large number of industrial properties at favorable economic returns will continue through 1996. Over the longer term, SCI expects master-planned, full service distribution park developments to constitute an increasing percentage of SCI's growth.

  SCI frequently acquires properties which are underleased, which reduces SCI's overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by SCI and 18 months after shell completion for properties developed by SCI) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing occupancies on acquired properties during the months after acquisition, resulting in an occupancy rate of 95.56% for stabilized properties owned as of March 31, 1996. Average effective rents on the 187 stabilized leases (minimum term of 12 months) signed in the first quarter were 11.5% higher than the rents expiring on such previously occupied space. As leases are renewed or new leases are acquired, SCI expects most lease rates on renewals or new leases to increase in the remainder of 1996. These factors should improve SCI's results of operations.

  Capital and credit market conditions which affect SCI's costs of equity and debt capital may influence future growth in operating results. No assurance can be given that expected trends for the remainder of 1996 in leasing rates, occupancy rates and economic returns on acquired and developed properties will be realized.

RESULTS OF OPERATIONS

 Interim Period Comparisons

  Net earnings attributable to common shares increased by $2.1 million or 21.6% to $11.8 million for the first three months of 1996 from $9.7 million for the same period in 1995.

  Net earnings are expected to increase in subsequent periods due to the acquisition and development of additional operating properties and the continued increase in the stabilized portfolio rental rates.

  Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI has acquired and developed $1.8 billion of operating properties from its inception through March 31, 1996. Projected 1996 property level earnings before interest, taxes, depreciation and amortization ("EBITDA") for these properties is 10.45% of SCI's aggregate cost. Aggregate cost for the properties includes the purchase price, closing costs and budgeted capital improvements and marketing costs prior to stabilization (and all development costs, in the case of developed properties). Projected EBITDA is based on current lease rates for stabilized properties and current market rates for properties being stabilized and anticipated operating expenses. No assurance can be given that projected levels of EBITDA will be achieved by these properties nor that future acquisitions and developments will achieve the same level of EBITDA relative to SCI's investment basis.

 Rental Revenues

  Rental revenues for the first three months of 1996 increased by $17.2 million or 52.3% to $50.1 million, as compared to $32.9 million for the same period in 1995. Of this increase, $9.9 million was generated by the 181 properties acquired in 1995, $4.3 million was generated by the 49 developments completed in 1995, $1.4 million was generated by the 44 properties acquired in 1996, and $508,000 was generated by the 25 developments completed in 1996. The remaining $1.1 million increase was attributable to revenue increases in the 520 properties owned at January 1, 1995. The revenue increase in properties owned at January 1, 1995 was due to an increase in their average occupancy level from 93.14% for the first three months of 1995 to 95.34% for the first three months of 1996 and increased rental rates on leases signed on previously occupied space.

 Other Real Estate Income

  Substantially all of other real estate income relates to gains on disposition of property generated by SCI Development Services Incorporated ("SCI Development Services"). SCI owns a preferred stock interest representing 95% of the net operating cash flow of SCI Development Services. SCI Development Services develops build-to-suit distribution space facilities for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services activities. The activities of SCI Development Services are consolidated with SCI. SCI Development Services pays federal and state taxes at the applicable corporate rate. SCI Development Services is expected to contribute an increasing level of income in subsequent periods.

 Interest Income

  Interest income for the first three months of 1996 increased $45,000 from the same period in 1995. The increase in interest income was a result of higher average balances in interest bearing accounts and higher interest rates in the first three months of 1996 compared to the same period in 1995.

 Rental Expenses

  Rental expenses, net of recoveries, increased by $2.9 million or 90.6% to $6.1 million for the first three months of 1996 from $3.2 million for the same period in 1995. The increase in rental expenses is primarily attributable to acquisitions and developments for the last nine months of 1995 and the first three months of 1996.

 Interest Expense

  Interest expense increased by $1.7 million or 25.0% to $8.5 million for the first three months of 1996 from $6.8 million for the same period in 1995. Total interest capitalized increased by $2.0 million or 153.8% to $3.3 million for the first three months of 1996 from $1.3 million for the same period in 1995. The increase in interest expense was principally caused by the 1995 issuance of $325 million in Senior Notes (See "--Liquidity and Capital Resources"). The capitalized interest increase is attributable to increased development activity in the first three months of 1996 as compared to the first three months of 1995.

 REIT Management Fee

  The REIT Management fee paid by SCI is based on SCI's cash flow (as defined in the REIT Management Agreement between SCI and its REIT manager) before the REIT management fee and therefore increased for the first three months of 1996 as compared to the same period in 1995 because cash flow increased substantially.

 Other Expenses

  Other expenses increased by $96,000 or 25.8% to $468,000 for the first three months of 1996 from $372,000 for the same period in 1995. Other expenses consist of land holding costs and acquisition and build-to-suit pursuit cost write-offs. Land holding costs were $401,000 for the first three months of 1996 compared to $286,000 for the same period in 1995, and acquisition and build-to-suit pursuit cost write-offs were $67,000 for the first three months of 1996 compared to $86,000 for the same period in 1995. The increase in land holding costs is principally the result of the increase in the average balance in land holdings.

 Preferred Share Dividends

  In June 1995, SCI issued $135 million of Series A Preferred Shares that are entitled to receive an annual dividend of $2.35 per share (9.4% annual dividend rate), which amounted to $3.2 million for the first three months of 1996. In February 1996, SCI issued $201.3 million of Series B Preferred Shares that are entitled to receive an annual dividend of $1.75 per share (7% annual dividend rate) which amounted to $1.5 million for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities increased from $17.0 million in the first three months of 1995 to approximately $18.9 million in the first three months of 1996. Cash used in investing activities increased from approximately $114.1 million in the first three months of 1995 to approximately $148.9 million in the first three months of 1996. Cash provided by financing activities was approximately $113.9 million in the first three months of 1996 compared to approximately $90.9 million in the first three months of 1995. Cash provided by financing activities for the first three months of 1996 consisted, primarily, of $192 million of net proceeds from the sale of the Series B Preferred Shares and a net repayment on the line of credit of $52.5 million. Cash provided by financing activities in the first three months of 1995 consisted, primarily, of $198 million of net proceeds from a long term debt offering and a $89 net repayment on the line of credit. Additionally, distributions paid to common and preferred shareholders used $8.6 million more cash in the first three months of 1996 as compared to the first three months of 1995.

  On February 21, 1996 and February 26, 1996, SCI issued a total of 8,050,000 Series B Preferred Shares. The Series B Preferred Shares have a liquidation preference of $25 per share for an aggregate liquidation preference of $201,250,000 plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are only entitled to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into SCI common shares at a conversion price of $19.50 per common share (equivalent to a conversion rate of 1.282 common shares for each Series B Preferred Share), subject to adjustment in certain circumstances. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distributions on the common shares, or portion thereof, into which a Series B Preferred Share is convertible. Distribution on the Series B Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears on the last day of March, June, September and December of each year, commencing June 30, 1996. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. The Series B Preferred Shares rank on a parity with the Series A Preferred Shares with respect to payment of distributions and amounts upon liquidation.

  On September 29, and October 3, 1995, SCI completed a $250.0 million public offering and issued a total of 16,260,163 common shares at a price of $15.375 per common share in conjunction with a rights offering.

  On June 21, 1995, SCI issued 5,400,000 Series A Preferred Shares. The Series A Preferred Shares have a liquidation preference of $25 per share for an aggregate liquidation preference of $135,000,000 plus any accrued but unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A

Preferred Shares issued were $130.4 million. Holders of the Series A Preferred Shares are entitled only to limited voting rights under certain conditions. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9.4% of the liquidation preference per annum (equivalent to $2.35 per share). The Series A Preferred Shares are redeemable at the option of SCI on or after June 21, 2000. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares.

  On May 16, 1995, SCI issued $75 million of Senior Notes due 2009 (the "May 2009 Notes"), $17.5 million of Senior Notes due 2001 (the "2001 Notes"), $17.5 million of Senior Notes due 2000 (the "2000 Notes") and $15 million of Senior Notes due 1998 (the "1998 Notes," together with the May 2009 Notes, the 2001 Notes and the 2000 Notes, collectively referred to herein as the "May Notes"). The May 2009 Notes bear interest at 7.875% per annum and require annual principal payments of $9.375 million, commencing May 15, 2002. The 2001 Notes, 2000 Notes and 1998 Notes bear interest at 7.30%, 7.25% and 7.125% per annum, respectively, with the principal payable at maturity. Collectively, the May Notes originally had an average life to maturity of 8.2 years and an average effective interest cost, inclusive of offering discount and issuance costs, of 7.92% per annum.

  On March 2, 1995, SCI issued $150 million of Senior Notes due 2009 (the "March 2009 Notes") and $50 million of Senior Notes due 2015 (the "2015 Notes," together with the March 2009 Notes, collectively referred to as the "March Notes"). The March 2009 Notes bear interest at 8.72% per annum and require annual principal payments of $18.75 million, commencing March 1, 2002. The 2015 Notes bear interest at 9.34% per annum and require aggregate annual principal payments of $5 million in 2010, $6.25 million in 2011, $7.5 million in 2012, $8.75 million in 2013, $10 million in 2014 and $12.5 million in 2015. Collectively, the March Notes originally had an average life to maturity of
12.38 years and an average effective interest cost, inclusive of offering discount and issuance costs, of 9.04% per annum.

  All of the foregoing notes are redeemable at any time at the option of SCI, in whole or in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. Such notes are governed by the terms and provisions of an Indenture agreement (the "Indenture") between SCI and State Street Bank and Trust Company, as trustee.

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At March 31, 1996, SCI was in compliance with all debt covenants.

  On June 1, 1995, SCI entered into an increased line of credit of $350 million agented by NationsBank. The line of credit, as amended and restated effective May 2, 1996, bears interest at SCI's option at either (a) the greater of the federal funds rate plus 0.5% and prime or (b) LIBOR plus 1.25%, based upon SCI's current senior debt ratings, and is scheduled to mature in May 1998. This line may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.0 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio of not less than 1.4 to 1. As of March 31, 1996, SCI was in compliance with all covenants, and as of May 2, 1996, $67.2 million of borrowings were outstanding.

  From inception through March 31, 1996, SCI had invested $1.8 billion for the acquisition and development of 819 industrial properties. These acquisitions and developments were financed with cash on hand, the issuance of limited partnership units, the assumption of existing mortgage debt and borrowings under SCI's line of credit which were repaid with the proceeds of SCI's equity and debt offerings.

  At March 31, 1996, SCI had $336.8 million of budgeted development cost for developments in process, of which $214.1 million was unfunded. In addition, at March 31, 1996, SCI had letters of intent or contingent contracts, subject to SCI's final due diligence, for the acquisition of 4.6 million square feet in various target market cities with an acquisition cost of $100.2 million. The foregoing transactions are subject to a number of conditions, and SCI cannot predict with certainty that any of them will be consummated.

  SCI expects to finance construction, development and acquisitions primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. When issuing debt, SCI intends primarily to arrange fully amortizing, fixed rate 10 year to 20 year debt to finance additional acquisitions and developments. To a lesser extent, under certain circumstances, SCI may arrange for debt with different maturities in order to optimize its debt maturity schedule.

  The REIT manager considers SCI's liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet SCI's acquisition, development, operating, debt service and shareholder distribution requirements.

  SCI's current distribution policy is to pay quarterly distributions to shareholders based upon what REIT management considers to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings.

  Pursuant to the terms of the Series A Preferred Shares and the Series B Preferred Shares, SCI is restricted from declaring or paying any distribution with respect to the common shares unless all cumulative distributions with respect to the Series A Preferred Shares and the Series B Preferred Shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Series A Preferred Shares and the Series B Preferred Shares. The Series A Preferred Share and Series B Preferred Share dividends do not reduce the amount SCI has budgeted for common share distributions, but do increase the percentage of the common share distribution that constitutes a non-taxable return of capital.

 Funds from Operations

  Funds from Operations attributable to common shares increased $6.7 million or 35.3% from $19.0 million for the first three months of 1995 to $25.7 million for the same period in 1996. SCI believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as changes in accounts receivable and accounts payable. Funds from Operations should not be considered as an alternative to net earnings or any other generally accepted accounting principles ("GAAP") measurement of performance as an indicator of SCI's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

  Funds from Operations represents SCI's net earnings (computed in accordance with GAAP) before minority interest and before gains/losses on disposition of depreciated property, plus depreciation and amortization. In January 1995, SCI changed to a more conservative policy of expensing loan cost amortization in determining Funds from Operations.

                      STATEMENTS OF FUNDS FROM OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                 1996    1995
                                                                ------- -------
Net earnings attributable to Common Shares..................... $11,804 $ 9,663
  Add (Deduct):
    Depreciation and amortization..............................  13,089   8,442
    Minority interest..........................................     756     865
    Loss on disposition of depreciated real estate.............      29     --
                                                                ------- -------
Funds from Operations attributable to Common Shares............ $25,678 $18,970
                                                                ======= =======

                           PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

  On December 22, 1995 Security Capital Industrial Trust filed a shelf registration statement with the Securities and Exchange Commission regarding the offering from time to time of $600 million in one or more series of its debt securities, preferred shares of beneficial interest and common shares of beneficial interest, and had $90 million remaining available under its previous shelf registration statement. After the February 1996 Series B Preferred Share offering, SCI has $488.75 in securities remaining available to be issued under its shelf registration statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS


     10        Amended and Restated Credit Agreement among Security Capi-
               tal Industrial Trust, NationsBank of Texas, N.A., as agent bank, and the lenders party thereto dated as of May 2,
               1996.
     12        Statement re Computation of Ratio of Earnings to Fixed
               Charges.
     27        Financial Data Schedule

  (b) REPORTS ON FORM 8-K:

     DATE                         ITEM REPORTED                     FINANCIAL STATEMENTS
     ----                         -------------                     --------------------
     January 15, 1996                  5,7                                  Yes
     February 14, 1996                 5                                    No

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Industrial Trust

                                                   /s/ Edward F. Long
                                          -------------------------------------
                                             Edward F. Long, Vice President
                                              (Duly Authorized Officer) and
                                             Controller (Principal Financial
                                                 and Accounting Officer)

Date: May 9, 1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                 EXHIBIT INDEX


                                                                     SEQUENTIAL
                                                                        PAGE
 EXHIBIT                    DOCUMENT DESCRIPTION                       NUMBER
 -------                    --------------------                     ----------
    10   Amended and Restated Credit Agreement among Security            22
         Capital Industrial Trust, NationsBank of Texas, N.A., as
         agent bank, and the lenders party thereto dated as of May
         2, 1996
    12   Statement re Computation of Ratio of Earnings to Fixed          70
         Charges.
    27   Financial Data Schedule                                         71