Form 10-K/A
period 1995-12-31
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1996-05-13
CIK 899881

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               FORM 10-K/A NO. 1

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 1-12846

                       SECURITY CAPITAL INDUSTRIAL TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              74-2604728
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
                             14100 EAST 35TH PLACE
                            AURORA, COLORADO 80011
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
                                (303) 375-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                           ON WHICH REGISTERED
      -------------------                          ---------------------
      Common Shares of Beneficial Interest,       New York Stock Exchange
       par value $0.01 per share
      Series A Cumulative Redeemable              New York Stock Exchange
       Preferred Shares of Beneficial Interest,
       par value $0.01 per share
      Series B Cumulative Convertible Redeemable  New York Stock Exchange
       Preferred Shares of Beneficial Interest,
       par value $0.01 per share
      Preferred Share Purchase Rights             New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes      No  X

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing price of the registrant's shares on March 27, 1996, the aggregate market value of the voting shares held by non-affiliates of the registrant was $718,650,954.

  At March 27, 1996, there were outstanding approximately 81,442,820 common shares of beneficial interest of the registrant.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                              DESCRIPTION                              PAGE
 ----                              -----------                              ----

                                    PART III
 10.  Directors and Executive Officers of the Registrant..................    3
 11.  Executive Compensation..............................................    4
 12.  Security Ownership of Certain Beneficial Owners and Management......    6
 13.  Certain Relationships and Related Transactions......................    7

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF SCI AND THE REIT MANAGER

  For information regarding the executive officers of Security Capital Industrial Trust ("SCI") and the executive officers of SCI's REIT manager, Security Capital Industrial Incorporated (the "REIT Manager"), see "Item 1. Business--Officers of SCI and Directors and Officers of the REIT Manager and Relevant Affiliates."

TRUSTEES OF SCI

  K. DANE BROOKSHER--57--Mr. Brooksher has served as a Trustee since October 1993. Co-Chairman and Chief Operating Officer of SCI and the REIT Manager since November 1993, and director of the REIT Manager; prior thereto, Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick (independent public accountants), member of the Board of Directors and Management Committee. Mr. Brooksher's term as Trustee expires in 1996 and he has been nominated for reelection at SCI's 1996 annual shareholders' meeting for a three-year term expiring in 1999.

  STEPHEN L. FEINBERG--51--Mr. Feinberg has served as a Trustee since January 1993. Since 1970, he has been Chairman of the Board and Chief Executive Officer of Dorsar Investment Co., a diversified holding company with interests in real estate, manufacturing and venture capital. Mr. Feinberg is also a director of Continental Transmission Corporation (private investment company) and Feinberg Foundation, Inc. and a former director of Farrar, Strauss and Giroux, Inc. (private publishing company). Mr. Feinberg is currently Chairman of the Board of Visitors and Governors of St. John's College and a director of other charitable organizations. Mr. Feinberg's term as Trustee expires in 1998.

  DONALD P. JACOBS--68--Mr. Jacobs has served as a Trustee since February 1996. Mr. Jacobs has been a member of the J.L. Kellogg Graduate School of Management of Northwestern University since 1957, and Dean since 1975. Mr. Jacobs is Chairman of the Public Review Board of Arthur Andersen LLP and a director of Commonwealth Edison, First National Bank of Chicago, Hartmarx Corporation, Unocal Corporation, and Whitman Industries. From 1990 to 1992, Mr. Jacobs was Chairman of the Advisory Committee of the Oversight Board of the Resolution Trust Corporation for the third region; from 1975 to 1979, Chairman of the Board of AMTRAK; from 1970 to 1971, Co-Staff Director of the Presidential Commission on Financial Structure and Regulation; from 1963 to 1964, Senior Economist for the Banking and Currency Committee of the U.S. House of Representatives. Mr. Jacobs has been nominated for election at SCI's 1996 annual shareholders' meeting for a term expiring in 1998.

  IRVING F. LYONS, III--46--Mr. Lyons has served as a Trustee since March 1996. Managing Director of SCI and director and Managing Director of the REIT Manager since December 1993; prior thereto, Managing Partner of King & Lyons (a San Francisco Bay Area industrial real estate development and management company) since its inception in 1979. Mr. Lyons has been nominated for election at SCI's 1996 annual shareholders' meeting for a term expiring in 1997.

  WILLIAM G. MYERS--68--Mr. Myers has served as a Trustee since January 1995. He is also a Trustee of Security Capital Pacific Trust, a REIT affiliated with SCI's principal shareholder, Security Capital Group Incorporated ("SCG"); Chief Executive Officer of Ojai Ranch and Investment Company, Inc., Santa Barbara, California, which he founded in 1963 (agri-business and other investments); director, Idetek, Inc., Sunnyvale, California (food diagnostic start-up company). Mr. Myers' term as Trustee expires in 1997.

  JOHN E. ROBSON--64--Mr. Robson has served as a Trustee since April 1994. Since October 1993, Mr. Robson has served as Senior Advisor of Robertson, Stephens & Company, a San Francisco-based investment banking company. From 1989 to 1992, Mr. Robson served as Deputy Secretary of the United States Treasury. From 1986 to 1989, Mr. Robson was Dean and Professor of Management, Emory University School of Business

Administration. From 1975 to 1985, he served as President and Chief Executive Officer and as Executive Vice President of G.D. Searle & Co. (pharmaceutical and consumer products). Mr. Robson is currently a director of Northrop Grumman Corporation (aerospace), Rolin Medical, Inc. (medical devices and services) and Rand McNally & Co. (publishing) and a past director of AOA Corporation (insurance), Chiron Corporation (biotechnology), Continental Airlines and Conrail (railroad), among others. Mr. Robson's term as Trustee expires in 1997.

  THOMAS G. WATTLES--44--Mr. Wattles has served as a Trustee since January 1993. Director of SCI's predecessor since its formation in June 1991; Co-Chairman and Chief Investment Officer of SCI and the REIT Manager since November 1993, and director of the REIT Manager; from January 1991 to December 1992, Managing Director of Security Capital (Pacific) Incorporated; from July 1989 to December 1990, Managing Partner of Stanwich Advisors Incorporated (real estate advisory and development services); from July 1985 to June 1989, Senior Vice President-Property Finance Group of LaSalle Partners Limited (corporate real estate services). Mr. Wattles' term as Trustee expires in 1996 and he has been nominated for reelection at SCI's 1996 annual shareholders' meeting for a three-year term expiring in 1999.

  SCG has the right to nominate up to three Trustees, depending upon its level of beneficial ownership of SCI's shares. See "Item 13. Certain Relationships and Related Transactions--Investor Agreement." Trustees K. Dane Brooksher, Irving F. Lyons, III and Thomas G. Wattles, due to their relationship with SCG, are deemed to be the nominees of SCG. SCI's Amended and Restated Declaration of Trust requires that a majority of the Trustees be independent Trustees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires SCI's trustees, officers, and beneficial owners of more than 10 percent of SCI's outstanding common shares of beneficial interest, $.01 par value per share (the "Common Shares"), to file reports of ownership and changes in ownership of the Common Shares with the Securities and Exchange Commission and to send copies of such reports to SCI. Based solely upon a review of such reports and amendments thereto furnished to SCI and upon written representations of certain of such persons that they were not required to file certain of such reports, SCI believes that no such person failed to file any such report on a timely basis during 1995, except that William G. Myers filed one late report during 1995 relating to one transaction and Kent W. Johnson filed a late initial report upon becoming an executive officer of SCI in 1995.

ITEM 11. EXECUTIVE COMPENSATION

TRUSTEE COMPENSATION

  SCI pays an annual retainer of $14,000 to Trustees who are not officers of SCI, the REIT Manager or its affiliates. These fees are paid to the Trustees in Common Shares (quarterly on each dividend payment date) based on the then current market price of the Common Shares pursuant to SCI's dividend reinvestment and share purchase plan as described below. Such Trustees also receive $1,000 for each meeting attended, which is also paid in Common Shares. Members of the Investment Committee receive an additional annual retainer of $4,000, which is also paid in Common Shares. SCI's dividend reinvestment and share purchase plan commenced in April 1995. Both the retainer and meeting fees payable to Trustees are paid directly into such plan on behalf of the Trustees as optional cash payments, and the Common Shares purchased remain in the plan. Common Shares purchased with the retainer and committee fees may not be sold or otherwise transferred so long as the Trustee remains a Trustee. SCI's Board of Trustees (the "Board") may grant an individual Trustee a waiver of the requirement that Trustees' fees be used to purchase Common Shares or that such Common Shares be held so long as the Trustee remains a Trustee. Officers of SCI, the REIT Manager or its affiliates who are Trustees are not paid any Trustee fees. Hence, Messrs. Brooksher, Lyons and Wattles are not separately compensated for serving as Trustees. Trustees are reimbursed for any out-of-town travel expenses incurred in connection with attendance at Board meetings.

  In addition, pursuant to the Outside Trustees Plan (as defined below), each Trustee who is not an employee of SCI, the REIT Manager or its affiliates on the date of each annual meeting of shareholders is entitled to receive an option to purchase 2,000 Common Shares at a price per Common Share equal to the closing price on the New York Stock Exchange on such date.

OUTSIDE TRUSTEES PLAN

  At the 1994 annual meeting, shareholders approved the issuance of up to 100,000 Common Shares under SCI's Common Share Option Plan for Outside Trustees (the "Outside Trustees Plan"). Options granted under the Outside Trustees Plan are for a five-year term and are immediately exercisable in whole or in part. The exercise price of options granted may not be less than the fair market value of Common Shares on the date of grant. There are currently 90,000 Common Shares available for future options under the Outside Trustees Plan.

  Options granted under the Outside Trustees Plan provide that the option holder may, in the event of the acquisition of 50% or more of the outstanding Common Shares as the result of any cash tender offer or exchange offer (other than one made by SCI), exercise the options immediately or surrender the options, or any unexercised portion thereof, to SCI and receive cash from SCI equal to the difference between the exercise price of each option and the per Common Share price of the tender offer or exchange offer, multiplied by the number of Common Shares for which options are held.

SCI OFFICERS--EMPLOYEES OF THE REIT MANAGER

  Since its predecessor's inception, all of the officers of SCI have been officers and employees of the REIT Manager and have been compensated solely by the REIT Manager for their services as employees of the REIT Manager, including the services which such persons perform pursuant to the REIT Management Agreement between the REIT Manager and SCI described below. All executive functions of SCI are performed by the REIT Manager and SCI has no employees. See "Item 13. Certain Relationships and Related Transactions--REIT Management Agreement."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding ownership of Common Shares as of April 19, 1996 by (i) each person known to SCI to have been the beneficial owner of more than five percent of the outstanding Common Shares on such date, (ii) each Trustee of SCI and (iii) all Trustees and executive officers of SCI as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly and the indicated person or entity has sole voting and dispositive power. The following table assumes that, for the purpose of calculating the number and percent of Common Shares owned by a person, Series B Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest of SCI and limited partnership interests in SCI Limited Partnership--I, SCI Limited Partnership--II, SCI Limited Partnership--III and SCI Limited Partnership--IV owned by such person (but not by any other person) have been converted into or exchanged for Common Shares. Fractional Common Shares have been rounded to the nearest whole Common Share in the table below and elsewhere in this report.

                                                    NUMBER OF
                                                      COMMON            PERCENT
                                                      SHARES              OF
                                                   BENEFICIALLY         COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNED             SHARES
- ------------------------------------               ------------         -------
Security Capital Group Incorporated...............  39,352,484(1)        48.3%
 125 Lincoln Avenue
 Santa Fe, New Mexico 87501
  William D. Sanders (Corporate Ownership)........  39,352,484(2)        48.3%
   7777 Market Center Avenue
   El Paso, Texas 79912
  William D. Sanders (Personal Ownership).........     269,119(3)           *
   7777 Market Center Avenue
   El Paso, Texas 79912
K. Dane Brooksher.................................      26,905              *
 14100 East 35th Place
 Aurora, Colorado 80011
Stephen L. Feinberg...............................     137,908(4)(5)(6)     *
 4855 North Mesa, Suite 120
 El Paso, Texas 79912
Donald P. Jacobs..................................         257(6)           *
 J.L. Kellogg Graduate School of Management
 Northwestern University
 2001 Sheridan Road
 Evanston, Illinois 60208-2003
Irving F. Lyons, III..............................     261,874(7)           *
 47775 Fremont Boulevard
 Fremont, California 94538
William G. Myers..................................     133,169(5)(6)(8)     *
 1114 State Street, Suite 232
 Santa Barbara, California 93101
John E. Robson....................................      19,829(5)(6)(9)     *
 555 California Street, Suite 2600
 San Francisco, California 94104
Thomas G. Wattles.................................      26,047(10)          *
 125 Lincoln Avenue
 Santa Fe, New Mexico 87501
All Trustees and Executive Officers of SCI as a
 Group (17 persons)...............................     628,291              *

- --------
*Less than 1%
 (1) These Common Shares are owned of record by SC Realty Incorporated, a wholly owned subsidiary of SCG, and are pledged to secure SCG's $300 million revolving line of credit facility with a syndicate of banks. As of May 9, 1996, there were $48 million of borrowings outstanding under the line of credit. The line of credit is also secured by securities owned by SCG of Security Capital Pacific Trust, a publicly-traded REIT, Security Capital Atlantic Incorporated, a private REIT, and Security Capital U.S. Realty, an entity based in Luxembourg which invests in real estate operating companies in the United States. SCG estimates that the aggregate market value of the pledged securities exceeded $1.9 billion as of May 9, 1996. SCG was in compliance with all covenants under the line of credit at March 31, 1996.
 (2) Mr. Sanders may be deemed to beneficially own these Common Shares, which are owned by SCG, because Mr. Sanders shares voting and dispositive power with respect to all Common Shares owned by SCG. SCG and Mr. Sanders intend to play a major role in the direction of SCI for the purpose of maximizing the value of SCI.
 (3) 170,447 of these Common Shares (0.21% of all Common Shares) are owned by Mr. Sanders directly. Mr. Sanders may be deemed to beneficially own 98,672 of these Common Shares (0.12% of all Common Shares) which are owned by Mr. Sanders' children and by Sanders Partners Incorporated and CAMPR Partners Limited, family entities with respect to which Mr. Sanders shares voting and dispositive power.
 (4) 50,000 of these Common Shares are owned by Dorsar Partners, L.P.; as a result of his position with this entity, Mr. Feinberg may be deemed to share voting and dispositive power with respect to Common Shares owned by this entity. 6,000 of these Common Shares are owned by a trust for the benefit of Mr. Feinberg; and an additional 6,000 of these Common Shares are owned by a trust for the benefit of a relative of which Mr. Feinberg is a trustee.
 (5) Includes for Messrs. Feinberg, Myers and Robson beneficial ownership of 4,000, 2,000 and 4,000 Common Shares, respectively, that are issuable upon exercise of Common Share options granted under the Outside Trustees Plan. See "Item 11. Executive Compensation--Trustee Compensation."
 (6) Includes for each independent Trustee 257 Common Shares with respect to Trustee retainer and meeting fees of $4,500 payable in Common Shares on May 16, 1996, estimated based on the closing price of the Common Shares on May 9, 1996 of $17 1/2 as reported in the New York Stock Exchange Composite Tape by CompuServe.
 (7) 4,718 of these Common Shares are owned by trusts for the benefit of Mr. Lyons and other family members of which Mr. Lyons is a trustee and 209 of these Common Shares are owned by Mr. Lyons' children. 256,530 of these Common Shares are issuable upon exchange of units in SCI Limited Partnership-I. Mr. Lyons is a partner of certain limited partners of such partnership. By virtue of such position, Mr. Lyons may be deemed to beneficially own these Common Shares.
 (8) 29,640 of these Common Shares are owned by Milagro de Ladera; as a result of his position with this entity, Mr. Myers may be deemed to share voting and dispositive power with respect to Common Shares owned by this entity. 100,000 of these Common Shares are owned by Mr. Myers' Profit Sharing Plan.
 (9)13,939 of these Common Shares are owned by Mr. Robson's IRA.
(10) 7,424 of these Common Shares are owned by Mr. Wattles' IRA and 1,890 of these Common Shares are owned by Mr. Wattles' children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


REIT MANAGEMENT AGREEMENT

  Effective December 1, 1991, SCI entered into an agreement (as amended and restated, the "REIT Management Agreement") pursuant to which the REIT Manager assumed the day-to-day management of SCI. The REIT Manager is owned by SCG, which currently owns approximately 48.3% of the Common Shares. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." All officers of SCI are employees of the REIT Manager and SCI has no employees. The REIT Manager provides both strategic and day-to-day management, research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, disposition of assets, management information systems support and legal and accounting services.

  The REIT Management Agreement requires SCI to pay a base annual fee of approximately 16% of cash flow as defined in the REIT Management Agreement. Cash flow is calculated by reference to SCI's cash flow from operations, plus
(i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of SCI and (iii) 33% of any interest paid by SCI on convertible subordinated debentures (of which there are currently none); and, after deducting actual or assumed regularly scheduled principal and interest payments for long-term debt and distributions actually paid with respect to non-convertible preferred shares of beneficial interest, such as SCI's Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. The REIT Management Agreement provides that the $200 million and $125 million of senior notes issued by SCI in March 1995 and May 1995, respectively, will be treated as having regularly scheduled principal and interest payments like a 20-year level monthly payment, fully amortizing mortgage, and the assumed principal and interest payments will be deducted from cash flow in determining the fee for future periods. The REIT Management fee calculation includes a portion of the interest on convertible debt because of the equity characteristics represented by the conversion feature of such debt. SCI does not currently plan to issue any convertible debt. Cash flow does not include interest and dividend income from SCI Development Services Incorporated ("SCI Development Services") (see "--Other Transactions With Affiliates"), realized gains from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of 0.20% per year on the average daily balance of cash equivalent investments.

  Total real estate operating, general and administrative costs will increase due to SCI's larger asset size following each equity offering, as well as unforeseen changes which may occur. REIT Management fees paid by SCI will increase if cash flow of SCI, as defined in the REIT Management Agreement, increases, including such increases that may relate to increases in SCI's assets. SCI does not expect its other operating costs and expenses to increase except as a result of inflation, market conditions or other factors over which the REIT Manager has no control. Operating costs for particular items, however, may be increased if they are expected to result in greater decreases in other expenses or increases in revenues from SCI assets.

  SCI is obligated to reimburse the REIT Manager for all expenses incurred by the REIT Manager on behalf of SCI relating to SCI's operations, primarily including third party legal, accounting, property development and similar fees paid on behalf of SCI, and travel expenses incurred in seeking financing, property acquisitions, property sales, attending SCI Board and shareholder meetings and similar activities on behalf of SCI. Under the REIT Management Agreement, the REIT Manager or any of its affiliates are not precluded from rendering services to other investors, including other REITs, even if such investors compete with SCI. Since the REIT Manager is a wholly owned subsidiary of SCI's largest shareholder, the REIT Manager has no intention of rendering services to investors who compete with SCI.

  The REIT Management Agreement is renewable by SCI annually, subject to a determination by the independent Trustees that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair. Each of SCI and the REIT Manager may terminate the REIT Management Agreement on 60 days' notice. Because of the year-to-year nature of the agreement, its maximum effect on SCI's results of operations cannot be predicted, other than that REIT Management fees will generally increase or decrease in proportion to cash flow increases or decreases. For 1995, the REIT Manager earned REIT management fees of $13,478,000 pursuant to the REIT Management Agreement.

INVESTOR AGREEMENT

  SCI and SCG are parties to an Investor Agreement, dated as of November 18, 1993 (the "Investor Agreement"), which required SCG to invest a minimum of $75 million in Common Shares in SCI's December 1993 private rights offering to shareholders, subject to certain conditions. The Investor Agreement, among other things, requires SCI to obtain SCG's approval of (i) the annual operating budget and substantial deviations therefrom, (ii) contracts for investment management, property management or leasing services or that contemplate annual payments in excess of $100,000 and (iii) acquisitions or dispositions in a single transaction or a group of related transactions where the purchase or sale price exceeds $5 million. The Investor Agreement also provides that, so long as SCG beneficially owns at least 10% of the outstanding Common Shares, SCI may not increase its Board to more than seven members. SCG is entitled to designate one or more persons for nomination to election as Trustees, and SCI is obligated to use its best efforts to cause the election of such persons, as follows: (i) so long as SCG beneficially owns at least 10% but less than 20% of the outstanding Common Shares, it is entitled to designate two persons; and (ii) so long as SCG beneficially owns at least 20% of the outstanding Common Shares, it is entitled to designate three persons. The Investor Agreement also provides certain registration rights to SCG in respect of Common Shares beneficially owned by SCG.

PARTNERSHIP AFFILIATIONS

  As part of its acquisition program of industrial properties, SCI has consummated three transactions pursuant to which it contributed cash, and third party partnerships contributed a portfolio of properties, to SCI Limited Partnership--I, SCI Limited Partnership--II, SCI Limited Partnership--III and SCI Limited Partnership--IV. Irving F. Lyons, III, a Managing Director and director of the REIT Manager and Managing Director and Trustee of SCI, is a partner in SCI Limited Partnership--I. Mr. Lyons also owns minority interests in a substantial amount of undeveloped industrial land near SCI's industrial parks in the San Francisco Bay Area. SCI has purchase options and rights of first refusal with respect to all sales of land and build-to-suit opportunities involving this property. The SCI Limited Partnership--I transaction and the prices for such options (which are fixed or determined pursuant to formulas) were negotiated at arms' length prior to Mr. Lyons' affiliation with SCI. Jeffrey H. Schwartz, a Managing Director and director of the REIT Manager and Managing Director of SCI, has an ownership interest in partnerships that are limited partners in SCI Limited Partnership--III and SCI Limited Partnership--IV. The SCI Limited Partnership--III and SCI Limited Partnership--IV transaction was negotiated at arms' length prior to Mr. Schwartz's affiliation with SCI.

PROPERTY MANAGEMENT

  Commencing in January 1994, SCI Client Services Incorporated ("Client Services"), an affiliate of the REIT Manager, began providing property management services for certain of SCI's properties. The agreement is subject to termination by SCI or Client Services on 30 days' notice, is renewable annually upon approval of SCI's independent Trustees, and contemplates a fee to Client Services of not more than 3% per annum of property revenues, paid monthly, plus leasing commissions consistent with industry practice, which together were $4.7 million for 1995. The REIT Manager anticipates that Client Services will manage additional SCI properties in the future. Any management contracts executed with Client Services are expected to be at or below market rates.

OTHER TRANSACTIONS WITH AFFILIATES

  In previous offerings, SCG has purchased approximately $75 million of Common Shares in 1993 at a price of $11.00 per Common Share, $98 million of Common Shares in 1994 at a price of $11.50 per Common Share, $53 million of Common Shares in 1994 at a price of $15.125 per Common Share, $150 million of Common Shares in 1994 at a price of $15.25 per Common Share and $100 million of Common Shares in 1995 at a price of $15.375 per Common Share. All such purchases were made on the same terms and at the same times as made available to other shareholders or investors.

  SCI leases space to related parties on market terms no less favorable to SCI than those that could be obtained with unaffiliated third parties. These transactions are summarized as follows:

                                                     REIT    CLIENT
                                            SCG    MANAGER  SERVICES   TOTAL
                                          -------- -------- -------- ----------
Rental revenue during the year ended De-
 cember 31, 1995......................... $415,264 $236,116 $169,075 $  820,455
Square feet leased as of December 31,
 1995....................................   64,865   36,738   33,725    135,328
Annualized revenue for leases in effect
 at December 31, 1995.................... $565,213 $278,049 $294,949 $1,138,211

  To better serve national companies which are valued SCI customers and enable SCI to exclusively meet all of their distribution space needs, SCI Development Services develops for these customers build-to-suit distribution space facilities which do not meet SCI's strict investment criteria. SCI will not own these buildings but owns a preferred stock interest representing 95% of the net operating cash flow of SCI Development Services. SCG owned all of the common stock of SCI Development Services during 1995. Effective as of January 1, 1996, SCG transferred such common stock to an unaffiliated trust. The common stock is entitled to receive the remaining 5% of net operating cash flow. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. Under a separate agreement, the REIT Manager provides SCI Development Services with day-to-day management for a fee based on 16% of SCI Development Services' pre-tax cash flow, including gains and losses realized on property sales. The fee incurred for 1995 was approximately $729,000. Dividends and interest paid by SCI Development Services to SCI are excluded from SCI's cash flow for determining the REIT Manager fee paid by SCI. During 1995, SCI earned $2.2 million in interest income and had $1.9 million in accrued interest receivable from SCI Development Services, and made $31.1 million of mortgage loans to SCI Development Services for development and acquisition of distribution facilities. SCI expects to make similar loans to SCI Development Services in 1996, however, SCI is unable to quantify the amount of such loans.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Security Capital Industrial Trust

                                                  /s/ Jeffrey A. Klopf
                                          By: _________________________________
                                                     Jeffrey A. Klopf
                                                         Secretary

Date: May 10, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT TO THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


      /s/ Thomas G. Wattles*         Co-Chairman, Chief               May 10, 1996
____________________________________   Investment Officer and
         Thomas G. Wattles             Trustee

      /s/ K. Dane Brooksher*         Co-Chairman, Chief Operating     May 10, 1996
____________________________________   Officer and Trustee
         K. Dane Brooksher

      /s/ M. Gordon Keiser*          Senior Vice President            May 10, 1996
____________________________________   (Principal Financial
          M. Gordon Keiser             Officer)

       /s/ Edward F. Long*           Vice President and               May 10, 1996
____________________________________   Controller (Principal
           Edward F. Long              Accounting Officer)

     /s/ Irving F. Lyons III*        Managing Director and            May 10, 1996
____________________________________   Trustee
        Irving F. Lyons III

     /s/ Stephen L. Feinberg*        Trustee                          May 10, 1996
____________________________________
        Stephen L. Feinberg

                                     Trustee
____________________________________
          Donald P. Jacobs

      /s/ William G. Myers*          Trustee                          May 10, 1996
____________________________________
          William G. Myers
       /s/ John E. Robson*           Trustee                          May 10, 1996
____________________________________
           John E. Robson

    /s/ Jeffrey A. Klopf
*By: __________________________
       Jeffrey A. Klopf
       Attorney-in-fact