Form 10-Q
period 1996-06-30
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1996-08-06
CIK 899881

- --------------------------------------------------------------------------------

                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996.

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ----------  ---------
                        Commission File Number 01-12846

                       SECURITY CAPITAL INDUSTRIAL TRUST
             (Exact name of registrant as specified in its charter)

              Maryland                                      74-2604728
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

14100 East 35th Place, Aurora, Colorado                      80011
 (Address of principal executive offices)                  (Zip Code)

                                (303) 375-9292
             (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days.  Yes       No  X
                                 -----    -----

     The number of shares outstanding of the Registrant's common stock as of July 18, 1996 was:

          Shares of Beneficial Interest, $.01 par value - 81,447,929 shares

- -------------------------------------------------------------------------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                     INDEX

                                                                       Page
                                                                     Number(s)
                                                                     ---------
PART I.  Financial Information

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets - June 30, 1996
                and December 31, 1995..............................      3

             Consolidated Statements of Operations - Three
                and Six Months Ended June 30, 1996 and 1995........      4

             Consolidated Statements of Cash Flows - Six
                Months Ended June 30, 1996 and 1995................      5

             Notes to Consolidated Financial Statements............    6-10

             Report of Independent Public Accountants..............     11

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations................   12-16

PART II. Other Information

     Item 4. Submission of Matters to a Vote of Securities
                Holders............................................     17

     Item 5. Other Information.....................................     17

     Item 6. Exhibits and Reports on Form 8-K......................     17


                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1996               1995
                                                                              (UNAUDITED)          (AUDITED)
                                                                             -------------       -------------
                                      ASSETS
                                    ----------
REAL ESTATE.............................................................     $   2,155,832       $   1,827,670
     Less accumulated depreciation......................................            80,671              56,406
                                                                             -------------       -------------
                                                                                 2,075,161           1,771,264
CASH AND CASH EQUIVALENTS...............................................             9,042              22,235
ACCOUNTS RECEIVABLE.....................................................             5,374               5,764
OTHER ASSETS............................................................            46,618              34,709
                                                                             -------------       -------------

              Total assets..............................................     $   2,136,195       $   1,833,972
                                                                             =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
     Line of credit.....................................................     $      13,300       $      81,000
     Long-term debt.....................................................           524,151             324,527
     Mortgage notes payable.............................................            87,606              96,013
     Securitized debt...................................................            37,638              38,090
     Assessment bonds payable...........................................            12,438              11,173
     Accounts payable and accrued expenses..............................            31,350              32,826
     Construction payable...............................................            25,164              20,437
     Distributions payable..............................................               -                20,558
     Other liabilities..................................................            14,956              14,416
                                                                             -------------        ------------
              Total liabilities                                                    746,603             639,040
                                                                             -------------        ------------

COMMITMENTS AND CONTINGENCIES...........................................
MINORITY INTEREST.......................................................            57,905              58,741
SHAREHOLDERS' EQUITY:
     Series A Preferred Shares; $0.01 par value; 5,400,000 shares issued and outstanding at June 30, 1996 and December 31, 1995; stated
       liquidation preference of $25 per share..........................           135,000             135,000
     Series B Preferred Shares; $0.01 par value; 8,050,000 shares issued and outstanding at June 30, 1996; stated liquidation preference
       of $25 per share.................................................           201,250                 -
     Common shares of beneficial interest, $0.01 par value; 81,447,929 shares issued and outstanding at June 30, 1996 and 81,416,451
       shares at December 31, 1995......................................               814                 814
Additional paid-in capital..............................................         1,050,271           1,059,142
Distributions in excess of net earnings.................................           (55,648)            (58,765)
                                                                             -------------       -------------
              Total shareholders' equity................................         1,331,687           1,136,191
                                                                             -------------       -------------

              Total liabilities and shareholders' equity................     $   2,136,195       $   1,833,972
                                                                             =============       =============



  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                    JUNE 30,                JUNE 30,
                                                                               -------------------     -----------------
                                                                                 1996       1995         1996      1995
                                                                               ---------  --------     --------  -------
INCOME:
     Rental income....................................................           $54,361  $ 35,340     $104,423  $68,241
     Other real estate income.........................................             1,037       285        1,180      285
     Interest income..................................................               350       222          507      334
                                                                                 -------  --------     --------  -------
              Total income............................................            55,748    35,847      106,110   68,860
                                                                                 -------  --------     --------  -------

EXPENSES:
     Rental expenses, net of recoveries of $7,964 and $4,540 for the three month periods in 1996 and 1995, respectively, and
       $14,725 and $9,138 for the six month periods in 1996 and
       1995, respectively                                                          7,247     4,295       13,392    7,537
     Depreciation and amortization....................................            14,126     8,973       27,215   17,415
     Interest expense.................................................             8,851     8,488       17,359   15,249
     REIT management fee..............................................             5,033     3,103        9,674    6,495
     General and administrative.......................................               303       257          552      533
     Other............................................................               732       359        1,200      731
                                                                                 -------  --------     --------  -------
              Total expenses..........................................            36,292    25,475       69,392   47,960
                                                                                 -------  --------     --------  -------

NET EARNINGS BEFORE MINORITY INTEREST AND LOSS ON DISPOSITION OF
     REAL ESTATE......................................................            19,456    10,372       36,718   20,900
Minority interest share in net earnings...............................               884       874        1,640    1,739
                                                                                 -------  --------     --------  -------

NET EARNINGS BEFORE LOSS ON DISPOSITION OF REAL ESTATE................            18,572     9,498       35,078   19,161
Loss on disposition of real estate....................................                 -         -           29        -
                                                                                 -------  --------     --------  -------

NET EARNINGS..........................................................            18,572     9,498       35,049   19,161
Less preferred share dividends........................................             6,695       353       11,368      353
                                                                                 -------  --------     --------  -------

NET EARNINGS ATTRIBUTABLE TO COMMON SHARES............................           $11,877  $  9,145     $ 23,681  $18,808
                                                                                 =======  ========     ========  =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............................            81,445    64,588       81,436   64,587
                                                                                 =======  ========     ========  =======

PER SHARE NET EARNINGS ATTRIBUTABLE TO COMMON SHARES..................           $  0.15  $   0.14     $   0.29  $  0.29
                                                                                 =======  ========     ========  =======

DISTRIBUTIONS PER COMMON SHARE........................................           $0.2525  $0.23375     $ 0.5050  $0.4675
                                                                                 =======  ========     ========  =======



  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                     SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                  ----------------------
                                                                                                    1996           1995
                                                                                                  --------      --------
OPERATING ACTIVITIES:
     Net earnings...................................................................              $ 35,049      $ 19,161
     Minority interest..............................................................                 1,640         1,739
     Adjustments to reconcile net earnings to cash flows provided by operating activities:
       Depreciation and amortization................................................                27,215        17,415
       Loss on disposition of real estate...........................................                    29           -
       Rent leveling................................................................                (2,518)       (2,076)
       Amortization of deferred financing costs.....................................                 1,303           815
     Increase in accounts receivable and other assets...............................                (4,522)       (3,559)
     Increase (decrease) in accounts payable, accrued expenses and other
       liabilities..................................................................                  (936)        8,411
                                                                                                 ---------      --------
              Net cash provided by operating activities.............................                57,260        41,906
                                                                                                 ---------      --------

INVESTING ACTIVITIES:
     Real estate investments........................................................              (317,244)     (263,204)
     Tenant improvements and lease commissions......................................                (7,208)       (3,308)
     Recurring capital expenditures.................................................                  (556)         (143)
     Proceeds from disposition of real estate.......................................                 1,092           -
                                                                                                 ---------      --------
              Net cash used in investing activities.................................              (323,916)     (266,655)
                                                                                                 ---------      --------

FINANCING ACTIVITIES:
     Proceeds from sale of preferred shares, net of expenses........................               191,992       130,414
     Proceeds from dividend reinvestment and share purchase plan and from
       exercised warrants...........................................................                   387            19
     Proceeds from long-term debt offerings.........................................               199,632       324,455
     Distributions paid to common shareholders......................................               (41,122)      (30,194)
     Distributions paid to minority interest holders................................                (2,631)       (2,667)
     Preferred share dividends......................................................               (11,368)         (353)
     Proceeds from line of credit...................................................               211,000       135,800
     Payments on line of credit.....................................................              (278,700)     (295,800)
     Regularly scheduled principal payments on mortgage notes payable...............                (1,960)       (1,661)
     Debt issuance costs............................................................                (5,363)       (5,668)
     Balloon principal payments made upon maturity..................................                (8,404)       (1,721)
                                                                                                 ---------      --------
              Net cash provided by financing activities.............................               253,463       252,624
                                                                                                 ---------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................               (13,193)       27,875
CASH AND CASH EQUIVALENTS, beginning of period......................................                22,235        21,270
                                                                                                  ---------     --------
CASH AND CASH EQUIVALENTS, end of period............................................              $   9,042     $ 49,145
                                                                                                  =========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     In conjunction with real estate acquired:
       Assumption of existing mortgage notes payable or assessment bonds
         payable....................................................................              $   2,770     $ 11,550

     In conjunction with the tax free exchange of real estate:
       Disposition proceeds applied towards real estate purchase....................                    -          1,885
                                                                                                  ---------     --------
              Total.................................................................              $   2,770     $ 13,435
                                                                                                  =========     ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)



1.  GENERAL:

     The consolidated financial statements of Security Capital Industrial Trust ("SCI") as of June 30, 1996 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The consolidated financial statements for 1995 have been restated to conform to the 1996 presentation. While management of SCI believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with SCI's December 31, 1995 consolidated financial statements.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of SCI's consolidated financial position and results of operations for the interim periods. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

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


2.  RECENT ACCOUNTING PRONOUNCEMENT:

     Effective January 1, 1996, SCI adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which had no material impact on its consolidated financial statements. SFAS No. 121 establishes accounting standards for the review of long-lived assets to be held and used, for impairment whenever the carrying amount of an asset may not be recoverable, and requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

3.  REAL ESTATE:

     The following summarizes real estate investments as of June 30, 1996 and December 31, 1995 (in thousands):

                                                             JUNE 30,       DECEMBER 31,
                                                               1996             1995
                                                            (UNAUDITED)      (AUDITED)
                                                            -----------     -------------
           Land held for development....................    $    74,545      $    60,363
           Land under development.......................         68,285           56,944
           Improved land................................        299,132          242,015
           Buildings and improvements...................      1,633,800        1,380,389
           Construction in progress.....................         67,058           80,958
           Capitalized preacquisition costs.............         13,012            7,001
                                                            -----------     ------------
                    Total real estate...................      2,155,832        1,827,670
           Less accumulated depreciation................         80,671           56,406
                                                            -----------      -----------
                    Net real estate.....................    $ 2,075,161      $ 1,771,264
                                                            ===========      ===========

     Capitalized preacquisition costs include $8,146,000 and $2,137,000 of funds on deposit with title companies as of June 30, 1996 and December 31, 1995, respectively, for property acquisitions.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


4.  BORROWINGS:

     Line of Credit

        On June 1, 1995, SCI increased its line of credit agented by NationsBank of Texas, N.A. ("NationsBank") to $350 million. The line of credit, as amended and restated effective May 2, 1996, bears interest at SCI's option at either (a) the greater of the federal funds rate plus 0.5% and prime, or (b) LIBOR plus 1.25%, based upon SCI's current senior debt ratings, and is scheduled to mature in May 1998. This line of credit may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.0 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.4 to 1. As of June 30, 1996, SCI was in compliance with all covenants, and as of July 18, 1996, $25.3 million of borrowings were outstanding.

     Long-Term Debt

        On May 17, 1996, SCI issued $50 million of Senior Notes due 2002 (the "2002 Notes"), $100 million of Senior Notes due 2008 (the "2008 Notes"), and $50 million of Senior Notes due 2016 (the "2016 Notes" and together with the 2002 Notes and the 2008 Notes, the "May 1996 Notes"). The 2002 Notes bear interest at 7.25% per annum and require annual principal payments of $12.5 million, commencing May 15, 1999. The 2008 Notes bear interest at 7.95% per annum and require annual principal payments of $25 million, commencing May 15, 2005. The 2016 Notes bear interest at 8.65% per annum and require aggregate annual principal payments of $5 million, commencing 2010 through 2013, $7.5 million in 2014, $10 million in 2015, and $12.5 million in 2016. Collectively, the May 1996 Notes originally had an average life to maturity of 10.8 years and an average effective interest cost inclusive of offering discounts, issuance costs, and interest rate protection agreements of 8.41% per annum.

        On May 16, 1995, SCI issued $75 million of Senior Notes due 2009 (the "May 2009 Notes"), $17.5 million of Senior Notes due 2001 (the "2001 Notes"), $17.5 million of Senior Notes due 2000 (the "2000 Notes"), and $15 million of Senior Notes due 1998 (the "1998 Notes"), together with the May 2009 Notes, the 2001 Notes and the 2000 Notes collectively referred to as the "May 1995 Notes"). The May 2009 Notes bear interest at 7.875% per annum, and require annual principal payments of $9.375 million, commencing May 15, 2002. The 2001 Notes, 2000 Notes and 1998 Notes bear interest at 7.30%, 7.25% and 7.125% per annum, respectively, with the principal payable at maturity. Collectively, the May 1995 Notes originally had an average life to maturity of 8.2 years and an average effective interest cost, inclusive of offering discounts and issuance costs of 7.92% per annum.

        On March 2, 1995, SCI issued $150 million of Senior Notes due 2009 (the "March 2009 Notes") and $50 million of Senior Notes due 2015 (the "2015 Notes", together with the March 2009 Notes collectively referred to as the "March Notes"). The March 2009 Notes bear interest at 8.72% per annum and require annual principal payments of $18.75 million, commencing March 1, 2002. The 2015 Notes bear interest at 9.34% per annum and require aggregate annual principal payments of $5 million in 2010, $6.25 million in 2011, $7.5 million in 2012, $8.75 million in 2013, $10 million in 2014 and $12.5 million in 2015. Collectively, the March Notes originally had an average life to maturity of
12.38 years and an average effective interest cost, inclusive of offering discounts and issuance costs of 9.04% per annum.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


4.  BORROWINGS: (CONTINUED)

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

        Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At June 30, 1996, SCI was in compliance with all debt covenants.

     Mortgage Notes Payable, Assessment Bonds Payable and Securitized Debt

        Mortgage notes payable are secured by real estate with an aggregate undepreciated cost of $158.0 million at June 30, 1996. Assessment bonds payable are secured by real estate with an aggregate undepreciated cost of $200.0 million at June 30, 1996. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $69.0 million at June 30, 1996.

        Approximate principal payments due on mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five-year period ending December 31, 2001, and thereafter are as follows (in thousands):


                   Remainder of 1996.............. $   5,685
                   1997...........................    13,303
                   1998...........................     5,233
                   1999...........................    13,688
                   2000...........................     4,769
                   2001...........................    11,416
                   2002 and thereafter............    83,588
                                                   ---------
                   Total                           $ 137,682
                                                   =========

        For the six month periods ended June 30, 1996 and 1995, interest expense was $17,359,000 and $15,249,000 respectively, which was net of capitalized interest of $6,898,000 and $3,115,000, respectively. The total interest paid in cash was $22,999,027 and $11,471,000 for the six month periods ended June 30, 1996 and 1995, respectively.


5.  MINORITY INTEREST:

        Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI (Red Mountain Joint Venture, SCI Limited Partnership-I, SCI Limited Partnership-II, SCI Limited Partnership-III, and SCI Limited Partnership-IV). As of June 30, 1996, a total of 5,194,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships. Limited partners are entitled to exchange each partnership unit for one common share of SCI.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


5.  MINORITY INTEREST: (CONTINUED)

        In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI, made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership (Partnership-IV), in exchange for a 96.4% general partnership interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totalling 3.6% in Partnership-IV. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners.

        Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by Partnership-IV consist of income producing, improved real property located in Florida, Ohio, Oklahoma and Michigan. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from SCI IV, Inc. at June 30, 1996. Partnership-IV had $780,000 of borrowings from SCI IV, Inc. at June 30, 1996. SCI IV, Inc. had $780,000 of borrowings from SCI and its affiliates at June 30, 1996. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements and the third party investors' interests in Partnership-IV are reflected as minority interest. Limited partners are entitled to exchange each partnership unit for one common share of beneficial interest in SCI and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of common shares. At June 30, 1996, there were 68,612 limited partnership units outstanding in Partnership-IV.


6.  SHAREHOLDERS' EQUITY:

        In February 1996, SCI issued a total of 8,050,000 Series B Cumulative Convertible Redeemable Preferred Shares, (the "Series B Preferred Shares"). The Series B Preferred Shares have a liquidation preference of $25 per share for an aggregate liquidation preference of $201,250,000 plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are only entitled to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into SCI common shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 common shares for each Series B Preferred Share), subject to adjustment in certain circumstances. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distribution on the common shares, or portion thereof, into which a Series B Preferred Share is convertible. Distributions on the Series B Preferred Shares are cumulative from the date of original issue and payable quarterly in arrears on the last day of March, June, September and December of each year. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. The Series B Preferred Shares rank on a parity with the Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") with respect to payment of distributions and amounts upon liquidation.

        On May 16, 1996, SCI paid a distribution of $0.2525 per common share to common shareholders of record as of May 7, 1996. On June 28, 1996 SCI paid a quarterly dividend of $0.5875 per Series A Preferred Share to Series A preferred shareholders of record on June 14,1996. On June 28, 1996, SCI paid a quarterly dividend of $0.62708 per Series B Preferred Share to Series B preferred shareholders of record as of June 14, 1996. This dividend was payable for the period from the original issue date of February 21, 1996, through June 30, 1996.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


7.  EARNINGS PER SHARE:

        Earnings per share is computed based on the weighted average number of common shares outstanding during the period. Exercise of outstanding warrants and options to acquire 29,764 SCI common shares would not have a material dilutive effect on earnings per share. The conversion of limited partnership units into 5,194,258 SCI common shares is not assumed since the effect would not be dilutive.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trustees and Shareholders of Security Capital Industrial Trust

        We have reviewed the accompanying consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of June 30, 1996, and the related consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Trust's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of December 31, 1995, and in our report dated March 1, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                 ARTHUR ANDERSEN LLP

Chicago, Illinois
July 18, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SCI's operating results depend primarily upon net operating income from distribution properties, which is substantially influenced by (i) the demand for and supply of distribution properties in SCI's target market cities, (ii) the pace and economic returns at which SCI can acquire and develop additional distribution properties, and (iii) the extent to which SCI can sustain improved market performance as measured by lease rates and occupancy. SCI's target market cities and submarkets have benefitted substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. REIT management believes SCI's ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of management, including the SCI National Operating System, which includes acquisition and development personnel, and presence in local markets. The REIT Manager is Security Capital Industrial Incorporated, a subsidiary of Security Capital Group Incorporated, SCI's largest shareholder. As a result of acquisitions and developments for the last six months of 1995 and the first six months of 1996, SCI's rentable square footage increased by 21.5 million square feet or 44.2% to 70.1 million square feet as of June 30, 1996 from 48.6 million square feet as of June 30, 1995. As of June 30, 1996, the portfolio was 94.82% leased. REIT management expects that SCI's ability to acquire and develop distribution properties at favorable economic returns will continue through the remainder of 1996. Over the longer term, SCI expects masterplanned, full service distribution park developments to constitute an increasing percentage of SCI's growth. Additionally, SCI Development Services (see Other Real Estate Income) is expected to contribute an increasing level of income in subsequent periods. As of June 30, 1996, 2.3 million square feet of SCI's 10.2 million square feet under development consisted of build-to-suits under development representing a total expected investment of $80.7 million.

     SCI frequently acquires properties which are underleased and develops properties which are not fully leased at the start of construction, which reduces SCI's overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by SCI and 18 months after shell completion for properties developed by SCI) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing occupancies on acquired and developed properties during their initial months of operations resulting in an occupancy rate of 96.49% for stabilized properties owned as of June 30, 1996. The average increase in rental rates for new and renewed leases on previously leased space during the first six months of 1996 was 13.3%. As leases are renewed or new leases are acquired, SCI expects most lease rates on renewals or new leases to increase in the remainder of 1996. These factors should improve SCI's results of operations.

     Capital and credit market conditions which affect SCI's costs of equity and debt capital may influence future growth in operating results. No assurance can be given that expected trends for the remainder of 1996 in leasing rates, occupancy rates and economic returns on acquired and developed properties will be realized.

RESULTS OF OPERATIONS

Interim Period Comparisons

     Net earnings attributable to common shares increased by $4.9 million or 26.1% to $23.7 million for the first six months of 1996 from $18.8 million for the same period in 1995.

     Net earnings are expected to increase in subsequent periods due to the acquisition and development of additional operating properties and the continued increase in the stabilized portfolio rental rates.

     Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI has acquired and developed $1.9 billion of operating properties from its inception through June 30, 1996. Projected 1996 property level earnings before interest, taxes, depreciation and amortization ("EBITDA") for these properties is 10.32% of SCI's aggregate costs. Aggregate cost for the properties includes the purchase price, closing costs and budgeted capital improvements and marketing costs prior to stabilization (and all development costs, in the case of developed properties). Projected EBITDA is based on current lease rates for stabilized properties and current market rates for properties being stabilized and anticipated operating expenses. No assurance can be given that projected levels of EBITDA will be achieved by these properties nor that future acquisitions and developments will achieve the same level of EBITDA relative to SCI's investment basis.

Rental Revenues

     Rental revenues for the first six months of 1996 increased by $36.2 million or 53.1% to $104.4 million, as compared to $68.2 million for the same period in 1995. Of this increase, $19.1 million was generated by the 180 properties acquired in 1995, $8.2 million was generated by the 48 developments completed in 1995, $4.9 million was generated by the 70 properties acquired in 1996, and $2.7 million was generated by the 41 developments completed in 1996. The remaining $1.3 million increase was attributable to revenue increases in the 521 properties owned at January 1, 1995.

Other Real Estate Income

     Other real estate income consists of gains on disposition of property and fees and other income from build-to-suit customers generated primarily by SCI Development Services Incorporated ("SCI Development Services"). SCI Development Services is expected to generate recurring income in subsequent periods. SCI owns a preferred stock interest representing 95% of the net operating cash flow of SCI Development Services. SCI Development Services develops build-to-suit distribution space facilities or works on a fee basis for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services activities. The activities of SCI Development Services are consolidated with SCI. SCI Development Services pays federal and state taxes at the applicable corporate rate.

Interest Income

     Interest income for the first six months of 1996 increased $173,000 from the same period in 1995. The increase in interest income was a result of higher average balances in interest bearing accounts and higher interest rates in the first six months of 1996 compared to the same period in 1995.

Rental Expenses

     Rental expenses, net of recoveries, increased by $5.9 million or 78.7% to $13.4 million for the first six months of 1996 from $7.5 million for the same period in 1995. The increase in rental expenses is primarily attributable to acquisitions and developments for the last six months of 1995 and the first six months of 1996, which increased SCI's rentable square footage by 21.5 million square feet to 70.1 million square feet.

Interest Expense

     Interest expense increased by $2.2 million or 14.5% to $17.4 million for the first six months of 1996 from $15.2 million for the same period in 1995. Total interest capitalized increased by $3.8 million or 122.6% to $6.9 million for the first six months of 1996 from $3.1 million for the same period in 1995. The increase in interest expense was principally caused by the 1995 issuance of $325 million in Senior Notes and the issuance of $200 million in Senior Notes on May 17, 1996 (See "--Liquidity and Capital Resources"). The capitalized interest increase is attributable to increased development activity in the first six months of 1996 as compared to the first six months of 1995.

REIT Management Fee

     The REIT management fee paid by SCI is based on SCI's cash flow (as defined in the REIT Management Agreement between SCI and its REIT manager) before the REIT management fee and therefore increased for the first six months of 1996 as compared to the same period in 1995 because cash flow increased substantially.

Other Expenses

     Other expenses increased by $469,000 or 64.2% to $1.2 million for the first six months of 1996 from $731,000 for the same period in 1995. Other expenses consist of land holding costs and acquisition and build-to-suit pursuit cost write-offs. Land holding costs were $820,000 for the first six months of 1996 compared to $487,000 for the same period in 1995, and acquisition and build-to-suit pursuit cost write-offs were $380,000 for the first six months of 1996 compared to $244,000 for the same period in 1995. The increase in land holding costs is principally the result of the increase in the average balance in land holdings.

Preferred Share Dividends

     In June 1995, SCI issued $135 million of Series A Preferred Shares that are entitled to receive an annual dividend of $2.35 per share (9.4% annual dividend rate), which amounted to $6.3 million for the first six months of 1996 compared to $353,000 for the period from the June 21, 1995 issue date through June 30, 1995. In February 1996, SCI issued $201.3 million of Series B Preferred Shares that are entitled to receive an annual dividend of $1.75 per share (7% annual dividend rate) which amounted to $5.0 million for the period from the February 21, 1996 issue date through June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased from $41.9 million in the first six months of 1995 to approximately $57.3 million in the first six months of 1996. Cash used in investing activities increased from approximately $266.7 million in the first six months of 1995 to approximately $323.9 million in the first six months of 1996. Cash provided by financing activities was approximately $253.5 million in the first six months of 1996 compared to approximately $252.6 million in the first six months of 1995. Cash provided by financing activities for the first six months of 1996 consisted primarily of $192 million of net proceeds from the sale of the Series B Preferred Shares, $199.6 million net proceeds from the May debt offering and a net repayment on the line of credit of $67.7 million. Cash provided by financing activities in the first six months of 1995 consisted primarily of $130.4 million net proceeds from the sale of the Series A Preferred Shares, $324.5 million of net proceeds from the March and May long-term debt offerings and a $160 million net repayment on the line of credit. Additionally, distributions paid to common and preferred shareholders used $21.9 million more cash in the first six months of 1996 as compared to the first six months of 1995.

     On May 17, 1996, SCI issued $50 million of Senior Notes due 2002 (the "2002 Notes"), $100 million of Senior Notes due 2008 (the "2008 Notes"), and $50 million of Senior Notes due 2016 (the "2016 Notes" and together with the 2002 Notes and the 2008 Notes, the "May 1996 Notes"). The 2002 Notes bear interest at 7.25% per annum and require annual principal payments of $12.5 million, commencing May 15, 1999. The 2008 Notes bear interest at 7.95% per annum and require annual principal payments of $25 million, commencing May 15, 2005. The 2016 Notes bear interest at 8.65% per annum and require aggregate annual principal payments of $5 million, commencing 2010 through 2013, $7.5 million in 2014, $10 million in 2015, and $12.5 million in 2016. In order to lock in interest rates for the May 1996 Notes, SCI entered into an interest rate protection agreement in the form of a Forward Treasury Lock Agreement with an investment banker on May 9, 1996. The agreement included a determination date of May 15, 1996 and a settlement date of May 16, 1996. The notional amount was $50 million with a reference price of 97.203%. On May 14, 1996, the Forward Treasury Lock Agreement was unwound at a price of 99.375% and SCI paid $1.086 million in settlement. Additionally, SCI paid $837,000 to terminate an Interest Rate Swap Agreement entered into with an investment banker on May 9, 1996. The agreement included an effective date of May 15, 1996 and a termination date of May 15, 2006. The notional amount of the Interest Rate Swap Agreement was $50 million. Collectively, the May 1996 Notes originally had an average life to maturity of
10.8 years and an average effective interest cost, inclusive of offering discounts, issuance costs and the interest rate protection agreements of 8.41% per annum.

      In February 1996, SCI issued a total of 8,050,000 Series B Preferred Shares. The Series B Preferred Shares have a liquidation preference of $25 per share for an aggregate liquidation preference of $201,250,000 plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are only entitled to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into SCI common shares at a conversion price of $19.50 per common share (equivalent to a conversion rate of 1.282 common shares for each Series B Preferred Share), subject to adjustment in certain circumstances. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distributions on the common shares, or portion thereof, into which a Series B Preferred Share is convertible. Distributions on the Series B Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears on the last day of March, June, September and December of each year. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. The Series B Preferred Shares rank on a parity with the Series A Preferred Shares with respect to payment of distributions and amounts upon liquidation.

     On September 29, and October 3, 1995, SCI completed a $250.0 million public offering and issued a total of 16,260,163 common shares at a price of $15.375 per common share in conjunction with a rights offering.

     On June 21, 1995, SCI issued 5,400,000 Series A Preferred Shares. The Series A Preferred Shares have a liquidation preference of $25 per share for an aggregate liquidation preference of $135 million plus any accrued but unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $130.4 million. Holders of the Series A Preferred Shares are entitled only to limited voting rights under certain conditions. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9.4% of the liquidation preference per annum (equivalent to $2.35 per share). The Series A Preferred Shares are redeemable at the option of SCI on or after June 21, 2000. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares.

     On May 16, 1995, SCI issued $75 million of Senior Notes due 2009 (the "May 2009 Notes"), $17.5 million of Senior Notes due 2001 (the "2001 Notes"), $17.5 million of Senior Notes due 2000 (the "2000 Notes") and $15 million of Senior Notes due 1998 (the "1998 Notes," together with the May 2009 Notes, the 2001 Notes and the 2000 Notes, collectively referred to herein as the "May 1995 Notes"). The May 2009 Notes bear interest at 7.875% per annum and require annual principal payments of $9.375 million, commencing May 15, 2002. The 2001 Notes, 2000 Notes and 1998 Notes bear interest at 7.30%, 7.25% and 7.125% per annum, respectively, with the principal payable at maturity. Collectively, the May 1995 Notes originally had an average life to maturity of 8.2 years and an average effective interest cost, inclusive of offering discount and issuance costs of 7.92% per annum.

     On March 2, 1995, SCI issued $150 million of Senior Notes due 2009 (the "March 2009 Notes") and $50 million of Senior Notes due 2015 (the "2015 Notes," together with the March 2009 Notes, collectively referred to as the "March Notes"). The March 2009 Notes bear interest at 8.72% per annum and require annual principal payments of $18.75 million, commencing March 1, 2002. The 2015 Notes bear interest at 9.34% per annum and require aggregate annual principal payments of $5 million in 2010, $6.25 million in 2011, $7.5 million in 2012, $8.75 million in 2013, $10 million in 2014 and $12.5 million in 2015. Collectively, the March Notes originally had an average life to maturity of
12.38 years and an average effective interest cost, inclusive of offering discount and issuance costs of 9.04% per annum.

     All of the foregoing notes (the May 1996 Notes, the May 1995 Notes, and the March Notes) are redeemable at any time at the option of SCI, in whole or in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. Such notes are governed by the terms and provisions of an Indenture agreement (the "Indenture") between SCI and State Street Bank and Trust Company, as trustee.

     Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At June 30, 1996, SCI was in compliance with all debt covenants.

     On June 1, 1995, SCI increased its line of credit agented by NationsBank to $350 million. The line of credit, as amended and restated effective May 2, 1996, bears interest at SCI's option at either (a) the greater of the federal funds rate plus 0.5% and prime, or (b) LIBOR plus 1.25%, based upon SCI's current senior debt ratings, and is scheduled to mature in May 1998. This line may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.0 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.4 to 1. As of June 30, 1996, SCI was in compliance with all covenants, and as of August 5, 1996, $56.3 million of borrowings were outstanding.

     From inception through June 30, 1996, SCI had invested $1.9 billion for the acquisition and development of 860 distribution properties. These acquisitions and developments were financed with cash on hand, the issuance of limited partnership units, the assumption of existing mortgage debt and borrowings under SCI's line of credit which were repaid with the proceeds from SCI's equity and debt offerings.

     On June 30, 1996, SCI had $371.1 million of budgeted development cost for developments in process, of which $237.8 million was unfunded. In addition, at June 30, 1996, SCI had letters of intent or contingent contracts, subject to SCI's final due diligence, for the acquisition of 5.4 million square feet in various target market cities with an acquisition cost of $153.8 million. The foregoing transactions are subject to a number of conditions, and SCI cannot predict with certainty that any of them will be consummated.

     SCI expects to finance construction, development and acquisitions primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. When issuing debt, SCI intends primarily to arrange fully amortizing, fixed rate, 10 year to 20 year debt to finance additional acquisitions and developments. To a lesser extent, under certain circumstances, SCI may arrange for debt with different maturities in order to optimize its debt maturity schedule.

     The REIT manager considers SCI's liquidity and ability to generate cash from operations and financing to be adequate and expects it to continue to be adequate to meet SCI's acquisition, development, operating, debt service, and shareholder distribution requirements.

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

Funds from Operations

     Funds from Operations attributable to common shares increased $14.6 million or 38.4% from $38.0 million for the first six months of 1995 to $52.6 million for the same period in 1996. SCI believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as changes in accounts receivable and accounts payable. Funds from Operations should not be considered as an alternative to net earnings or any other generally accepted accounting principle ("GAAP") measurement of performance as an indicator of SCI's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

     Funds from Operations represent SCI's net earnings (computed in accordance with GAAP) before minority interest and before gains/losses on disposition of depreciated property, plus depreciation and amortization. In January 1995, SCI changed to a more conservative policy of expensing loan cost amortization in determining Funds from Operations.

                      STATEMENTS OF FUNDS FROM OPERATIONS

                                (IN THOUSANDS)


                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                         ---------------------    -------------------------
                                                           1996         1995          1996        1995
                                                         ---------    --------    ----------     ----------

Net earnings attributable to common shares               $  11,877    $  9,145     $  23,681     $  18,808
 Add:
     Depreciation and amortization                          14,126       8,973        27,215        17,415
     Minority interest                                         884         874         1,640         1,739
     Loss on disposition of depreciated real estate             -           -             29            -
                                                         ---------    --------      --------     ---------

Funds from operations attributable to common shares      $  26,887    $ 18,992      $ 52,565      $ 37,962
                                                         =========    ========      ========      ========

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At the Annual Meeting of Shareholders held on June 25, 1996, shareholders elected the following Trustees to office: 74,009,162 shares were voted for the election of Irving F. Lyons, III as a Class I Trustee, 118,059 shares withheld; 74,008,862 shares were voted for the election of Donald P. Jacobs as a Class II Trustee, 118,359 shares withheld; and 74,009,162 shares were voted for the election of K. Dane Brooksher and Thomas G. Wattles as Class III Trustees, 118,059 shares withheld. Trustees continuing in office are Stephen L. Feinberg, John E. Robson and William G. Myers.

ITEM 5. OTHER INFORMATION

     On December 22, 1995, Security Capital Industrial Trust filed a shelf registration statement with the Securities and Exchange Commission regarding the offering from time to time of $600 million in one or more series of its debt securities, preferred shares of beneficial interest and common shares of beneficial interest, and had $90 million remaining available under its previous shelf registration statement. After the February 1996 Series B Preferred Share offering and the May 1996 debt offering, SCI has $288.75 million in securities remaining available to be issued under its shelf registration statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)    EXHIBITS            DOCUMENT DESCRIPTION              PAGE NUMBER
       --------      --------------------------------        -----------
                                                             (See Index to
                                                              Exhibits, which is
                                                              incorporated
                                                              herein by
                                                              reference.)

       4.1           7.25% Note due May 15, 2002
       4.2           7.95% Note due May 15, 2008
       4.3           8.65% Note due May 15, 2016

        12           Statement re: Computation of Ratio
                       of Earnings to Fixed Charges

        27           Financial Data Schedule

(b)    REPORTS ON FORM 8-K

       DATE          ITEM REPORTED                     FINANCIAL STATEMENTS
       ----          -------------                     --------------------

       May 14, 1996  5                                           No


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SECURITY CAPITAL INDUSTRIAL TRUST



                                             /s/  EDWARD F. LONG
                                           -----------------------------------
                                             Edward F. Long, Vice President
                                              (Duly Authorized Officer) and
                                              Controller (Principal Financial
                                                and Accounting Officer)


Date:  August 5, 1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                 EXHIBIT INDEX



EXHIBITS                    DOCUMENT DESCRIPTION
- ----------                  --------------------

 4.1                        7.25% Note due May 15, 2002

 4.2                        7.95% Note due May 15, 2008

 4.3                        8.65% Note due May 15, 2016

 12                         Statement re: Computation of
                            Ratio of Earnings to Fixed Charges

 27                         Financial Data Schedule

                                      19