Form 10-Q
period 1996-09-30
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1996-11-14
CIK 899881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.

                                       OR
  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( D)

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

  The number of shares outstanding of the Registrant's common stock as of November 13, 1996 was:

    Common Shares of Beneficial Interest, $.01 par value--93,671,713 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                     INDEX

                                                                        PAGE
                                                                      NUMBER(S)
                                                                      ---------
Part I. Financial Information
  Item 1. Consolidated Financial Statements
    Consolidated Balance Sheets--September 30, 1996 and December 31,
     1995............................................................     3
    Consolidated Statements of Operations--Three and Nine Months
     Ended September 30, 1996 and 1995...............................     4
    Consolidated Statements of Cash Flows--Nine Months Ended
     September 30, 1996 and 1995.....................................     5
    Notes to Consolidated Financial Statements.......................   6-10
    Report of Independent Public Accountants.........................    11
  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations.........................................   12-18
Part II. Other Information
  Item 5. Other Information..........................................    19
  Item 6. Exhibits and Reports on Form 8-K...........................    19

                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         SEPTEMBER 30, DECEMBER 31,
                                                             1996          1995
                         ASSETS                           (UNAUDITED)   (AUDITED)
                         ------                          ------------- ------------
Real Estate.............................................  $2,332,547    $1,827,670
  Less accumulated depreciation.........................      94,768        56,406
                                                          ----------    ----------
                                                           2,237,779     1,771,264
Cash and Cash Equivalents...............................      42,282        22,235
Accounts Receivable.....................................       4,547         5,764
Other Assets............................................      49,920        34,709
                                                          ----------    ----------
    Total assets........................................  $2,334,528    $1,833,972
                                                          ==========    ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Line of credit........................................  $   64,600    $   81,000
  Long-term debt........................................     524,171       324,527
  Mortgage notes payable................................      96,570        96,013
  Securitized debt......................................      37,405        38,090
  Assessment bonds payable..............................      12,424        11,173
  Accounts payable and accrued expenses.................      41,166        32,826
  Construction payable..................................      26,277        20,437
  Distributions payable.................................         --         20,558
  Other liabilities.....................................      15,457        14,416
                                                          ----------    ----------
    Total liabilities...................................     818,070       639,040
                                                          ----------    ----------
Commitments and Contingencies
Minority Interest.......................................      57,465        58,741
Shareholders' Equity:
  Series A Preferred Shares; $0.01 par value: 5,400,000
   shares issued and outstanding at September 30, 1996
   and December 31, 1995; stated liquidation preference
   of $25 per share.....................................     135,000       135,000
  Series B Preferred Shares; $0.01 par value; 8,050,000
   shares issued and outstanding at September 30, 1996;
   stated liquidation preference of $25 per share.......     201,250           --
  Common shares of beneficial interest, $0.01 par value;
   89,319,307 shares issued and outstanding at September
   30, 1996 and 81,416,451 shares at December 31, 1995..         937           814
  Additional paid-in capital............................   1,260,225     1,059,142
  Subscriptions receivable..............................     (75,079)          --
  Distributions in excess of net earnings...............     (63,340)      (58,765)
                                                          ----------    ----------
    Total shareholders' equity..........................   1,458,993     1,136,191
                                                          ----------    ----------
    Total liabilities and shareholders' equity..........  $2,334,528    $1,833,972
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

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS
                                                  ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                             ---------------- -----------------
                                              1996     1995     1996     1995
                                             ------- -------- -------- --------
Income:
  Rental income............................. $59,391 $ 40,372 $163,814 $108,613
  Other real estate income..................     854      715    2,034    1,000
  Interest income...........................     201      355      708      689
                                             ------- -------- -------- --------
    Total income............................  60,446   41,442  166,556  110,302
                                             ------- -------- -------- --------
Expenses:
  Rental expenses, net of recoveries of
   $9,114 and $5,333 for the three month
   periods in 1996 and 1995, respectively,
   and $23,839 and $14,471 for the nine
   month periods in 1996 and 1995,
   respectively.............................   6,083    4,773   19,475   12,310
  Depreciation and amortization.............  15,972   10,723   43,187   28,138
  Interest expense..........................  11,364    9,052   28,723   24,301
  REIT management fee.......................   5,702    3,335   15,376    9,830
  General and administrative................     195       69      747      602
  Other.....................................     703      369    1,903    1,100
                                             ------- -------- -------- --------
    Total expenses..........................  40,019   28,321  109,411   76,281
                                             ------- -------- -------- --------
Net Earnings Before Minority Interest and
 Loss on Disposition of Real Estate.........  20,427   13,121   57,145   34,021
Minority interest share in net earnings.....     859      807    2,499    2,546
                                             ------- -------- -------- --------
Net Earnings Before Loss on Disposition of
 Real Estate................................  19,568   12,314   54,646   31,475
Loss on disposition of real estate..........     --       --        29      --
                                             ------- -------- -------- --------
Net Earnings................................  19,568   12,314   54,617   31,475
Less preferred share dividends..............   6,694    3,172   18,062    3,525
                                             ------- -------- -------- --------
Net Earnings Attributable to Common Shares.. $12,874 $  9,142 $ 36,555 $ 27,950
                                             ======= ======== ======== ========
Weighted Average Common Shares Outstanding..  81,513   65,190   81,462   64,790
                                             ======= ======== ======== ========
Per Share Net Earnings Attributable to
 Common Shares.............................. $  0.16 $   0.14 $   0.45 $   0.43
                                             ======= ======== ======== ========
Distributions Per Common Share.............. $0.2525 $0.23375 $ 0.7575 $0.70125
                                             ======= ======== ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Operating Activities:
  Net earnings............................................. $ 54,617  $ 31,475
  Minority interest........................................    2,499     2,546
  Adjustments to reconcile net earnings to cash flows
   provided by operating activities:
    Depreciation and amortization..........................   43,187    28,138
    Loss on disposition of real estate.....................       29       --
    Rent leveling..........................................   (4,165)   (3,288)
    Amortization of deferred financing costs...............    1,866     1,469
  Increase in accounts receivable and other assets.........   (6,371)   (9,366)
  Increase in accounts payable, accrued expenses and other
   liabilities.............................................    9,381    17,295
                                                            --------  --------
      Net cash provided by operating activities............  101,043    68,269
                                                            --------  --------
Investing Activities:
  Real estate investments.................................. (475,277) (430,705)
  Tenant improvements and lease commissions................  (10,461)   (5,168)
  Recurring capital expenditures...........................   (1,580)     (169)
  Proceeds from disposition of real estate.................    1,092       --
                                                            --------  --------
      Net cash used in investing activities................ (486,226) (436,042)
                                                            --------  --------
Financing Activities:
  Proceeds from sale of shares, net of expenses............  326,890   274,834
  Proceeds from dividend reinvestment share purchase plan
   and exercised warrants..................................      487       110
  Proceeds from long-term debt offerings...................  199,632   324,455
  Debt issuance costs......................................   (4,715)   (5,996)
  Distributions paid to common shareholders................  (61,688)  (45,416)
  Distributions paid to minority interest holders..........   (3,934)   (3,833)
  Preferred share dividends................................  (18,062)   (3,525)
  Proceeds from line of credit.............................  362,600   280,100
  Payments on line of credit............................... (379,000) (340,200)
  Regularly scheduled principal payments on mortgage notes
   payable.................................................   (2,825)   (2,276)
  Balloon principal payments made upon maturity............  (14,155)   (8,247)
                                                            --------  --------
      Net cash provided by financing activities............  405,230   470,006
                                                            --------  --------
Net Increase in Cash and Cash Equivalents..................   20,047   102,233
Cash and Cash Equivalents, beginning of period.............   22,235    21,270
                                                            --------  --------
Cash and Cash Equivalents, end of period................... $ 42,282  $123,503
                                                            ========  ========
Supplemental Schedule of Noncash Investing and Financing
 Activities:
  In conjunction with real estate acquired:
    Assumption of existing mortgage notes.................. $ 18,103  $ 12,023
  In conjunction with the tax deferred exchange of real
   estate:
    Disposition proceeds applied towards real estate
     purchase..............................................      --      1,885
  Conversion of minority interest partnership units into
   common shares...........................................      --      6,112
                                                            --------  --------
      Total................................................ $ 18,103  $ 20,020
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

1. GENERAL:

  The consolidated financial statements of Security Capital Industrial Trust ("SCI") as of September 30, 1996 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The consolidated financial statements for 1995 have been restated to conform to the 1996 presentation. While management of SCI believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with SCI's December 31, 1995 consolidated financial statements.

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of SCI's consolidated financial position and results of operations for the interim periods. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

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

3. REAL ESTATE:

  The following summarizes real estate investments as of September 30, 1996 and December 31, 1995 (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                       (UNAUDITED)   (AUDITED)
                                                      ------------- ------------
      Land held for development......................  $   86,934    $   60,363
      Land under development.........................      57,270        56,944
      Improved land..................................     324,441       242,015
      Buildings and improvements.....................   1,763,274     1,380,389
      Construction in progress.......................      95,275        80,958
      Capitalized preacquisition costs...............       5,353         7,001
                                                       ----------    ----------
        Total real estate............................   2,332,547     1,827,670
      Less accumulated depreciation..................      94,768        56,406
                                                       ----------    ----------
        Net real estate..............................  $2,237,779    $1,771,264
                                                       ==========    ==========

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Capitalized preacquisition costs include $2,714,000 and $2,137,000 of funds on deposit with title companies as of September 30, 1996 and December 31, 1995, respectively, for property acquisitions.

4. BORROWINGS:

 Line of Credit

  On June 1, 1995, SCI increased its line of credit agented by NationsBank of Texas, N.A. ("NationsBank") to $350 million. The line of credit, as amended and restated effective May 2, 1996, bears interest at SCI's option at either
(a) the greater of the federal funds rate plus 0.5% and prime, or (b) LIBOR plus 1.25%, based upon SCI's current senior debt ratings, and is scheduled to mature in May 1998. This line of credit may be extended annually for an additional year with the approval of NationsBank and the other participating lenders (the "Bank Group"). If the Bank Group elects not to extend the revolving credit, at SCI's election, the facility will either a) convert to an amortizing two year facility with the unamortized 50 percent of the balance due at maturity (three year term), or b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.0 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.4 to 1. As of September 30, 1996, SCI was in compliance with all covenants, and as of November 13, 1996, $4.0 million of borrowings were outstanding.

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

  On March 2, 1995, SCI issued $150 million of Senior Notes due 2009 (the "March 2009 Notes") and $50 million of Senior Notes due 2015 (the "2015 Notes", together with the March 2009 Notes collectively referred to as the "March 1995 Notes"). The March 2009 Notes bear interest at 8.72% per annum and require annual principal payments of $18.75 million, commencing March 1, 2002. The 2015 Notes bear interest at 9.34% per annum and require aggregate annual principal payments of $5 million in 2010, $6.25 million in 2011, $7.5 million in 2012, $8.75 million in 2013, $10 million in 2014 and $12.5 million in 2015. Collectively, the March 1995 Notes originally had an average life to maturity of 12.38 years and an average effective interest cost, inclusive of offering discounts and issuance costs of 9.04% per annum.

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

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At September 30, 1996, SCI was in compliance with all debt covenants.

 Mortgage Notes Payable, Assessment Bonds Payable and Securitized Debt

  Mortgage notes payable were secured by real estate with an aggregate undepreciated cost of $172.0 million at September 30, 1996. Assessment bonds payable were secured by real estate with an aggregate undepreciated cost of $203.9 million at September 30, 1996. Securitized debt was collateralized by real estate with an aggregate undepreciated cost of $69.3 million at September 30, 1996.

  Approximate principal payments due on mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five-year period ending December 31, 2001, and thereafter are as follows (in thousands):

      Remainder of 1996................................................ $  4,863
      1997.............................................................   19,001
      1998.............................................................    4,801
      1999.............................................................   13,209
      2000.............................................................    8,454
      2001.............................................................   10,716
      2002 and thereafter..............................................   85,355
                                                                        --------
        Total.......................................................... $146,399
                                                                        ========

  For the nine month periods ended September 30, 1996 and 1995, interest expense on all borrowings was $28,723,000 and $24,301,000, respectively, which was net of capitalized interest of $11,512,000 and $5,613,000, respectively. The total interest paid in cash was $33,638,000 and $24,598,000 for the nine month periods ended September 30, 1996 and 1995, respectively.

5. MINORITY INTEREST:

  Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI (Red Mountain Joint Venture, SCI Limited Partnership-I, SCI Limited Partnership-II, SCI Limited Partnership-III, and SCI Limited Partnership-IV). As of September 30, 1996, a total of 5,194,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships. Limited partners are entitled to exchange each partnership unit for one common share of SCI.

  In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI, made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership (Partnership-IV), in exchange for a 96.4% general

                       SECURITY CAPITAL INDUSTRIAL TRUST
partnership interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totalling 3.6% in Partnership-IV. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners.

  Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by Partnership-IV consist of income producing, improved real property located in Florida, Ohio, Oklahoma and Michigan. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from SCI IV, Inc. at September 30, 1996. Partnership-IV had $725,000 of borrowings from SCI IV, Inc. at September 30, 1996. SCI IV, Inc. had $725,000 of borrowings from SCI and its affiliates at September 30, 1996. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements and the third party investors' interests in Partnership-IV are reflected as minority interest. Limited partners are entitled to exchange each partnership unit for one common share of beneficial interest in SCI and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of common shares. At September 30, 1996, there were 68,612 limited partnership units outstanding in Partnership-IV.

6. SHAREHOLDERS' EQUITY:

  On August 21, 1996, SCI commenced a rights offering to sell 6,787,806 common shares at $17.25 per common share and also authorized an additional 3,393,903 common shares for oversubscriptions or third party subscribers. In September 1996, SCI issued 7,865,645 common shares of the 10,181,709 common shares subscribed for and recorded subscriptions receivable of $40.0 million. In October 1996, 2,316,064 common shares were issued and all subscriptions receivable were collected. Gross proceeds from the offering totaled $175.6 million.

  On September 24, 1996, SCI offered 2,036,342 common shares to third party subscribers to SCI's rights offering of August 21, 1996 that were not accepted in whole or in part due to demand in excess of the common shares offered. All of the common shares were subscribed for as of September 30, 1996 and subscriptions receivable for gross proceeds of $35.1 million recorded. In October 1996, all of such common shares were issued and all subscriptions receivable were collected.

  Security Capital Group Incorporated (SCG), an affiliate of SCI's REIT Manager, purchased 3,734,240 common shares in connection with the September rights offering at the same price paid by the public. After the October 1996 common share issuances described above, SCG owned 46.0% of SCI's outstanding 93,671,713 common shares.

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

                       SECURITY CAPITAL INDUSTRIAL TRUST

2001. The Series B Preferred Shares rank on a parity with the Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") with respect to payment of distributions and amounts upon liquidation.

  On August 16, 1996, SCI paid a distribution of $0.2525 per common share to common shareholders of record as of August 6, 1996. On September 30, 1996 SCI paid a quarterly dividend of $0.5875 per Series A Preferred Share to Series A preferred shareholders of record on September 16, 1996. On September 30, 1996, SCI paid a quarterly dividend of $0.4375 per Series B Preferred Share to Series B preferred shareholders of record as of September 16, 1996.

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

8. SUBSEQUENT EVENTS:

  Prior to October 18, 1996, SCI had $78 million in securities remaining available to be issued under its previous shelf registration statement. On October 18, 1996, SCI's most recent shelf registration statement was declared effective by the Securities and Exchange Commission regarding the offering from time to time of an additional $600 million in one or more series of its debt securities, preferred shares of beneficial interest, and common shares of beneficial interest.

  On November 13, 1996, SCI issued 2,000,000 Series C Cumulative Redeemable Preferred Shares (the "Series C Preferred Shares"). The Series C Preferred Shares have a liquidation preference of $50.00 per share for an aggregate liquidation preference of $100 million plus accrued but unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series C Preferred Shares issued were $97.1 million. Holders of the Series C Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8.54% of the liquidation preference per annum (equivalent to $4.27 per share). On or after November 13, 2026, the Series C Preferred Shares may be redeemed for cash at the option of SCI. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares.

  After the $100 million Series C Preferred Share offering, SCI has $578 million in securities available to be issued under its shelf registration statement.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust

  We have reviewed the accompanying consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of September 30, 1996, and the related consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Trust's management.

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

  Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

Chicago, Illinois
November 13, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among the important factors that could cause SCI's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its target markets that could adversely affect demand for SCI's properties and the creditworthiness of SCI's customers, and (ii) changes in financial markets and interest rates that could adversely affect SCI's cost of capital and its ability to meet its financing needs and obligations.

OVERVIEW

  SCI's operating results depend primarily upon net operating income from distribution properties, which is substantially influenced by (i) the demand for and supply of distribution properties in SCI's target market cities, (ii) the pace and economic returns at which SCI can acquire and develop additional distribution properties, and (iii) the extent to which SCI can sustain improved market performance as measured by lease rates and occupancy. SCI's target market cities and submarkets have benefitted substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. REIT management believes SCI's ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of management, including the SCI National Operating System[TM], which includes acquisition and development personnel, and presence in local markets. The REIT Manager is Security Capital Industrial Incorporated, a subsidiary of Security Capital Group Incorporated, SCI's largest shareholder. As a result of acquisitions and developments for the last three months of 1995 and the first nine months of 1996, SCI's rentable square footage increased by
21.4 million square feet or 40.1% to 74.8 million square feet as of September 30, 1996 from 53.4 million square feet as of September 30, 1995. As of September 30, 1996, the portfolio was 94.37% leased. REIT management expects that SCI's ability to acquire and develop distribution properties at favorable economic returns will continue through the remainder of 1996. Over the longer term, SCI expects master-planned, full service distribution park developments to constitute an increasing percentage of SCI's growth. Additionally, SCI Development Services Incorporated (see Other Real Estate Income) is expected to contribute an increasing level of income in subsequent periods. As of September 30, 1996, 2.1 million square feet of SCI's 8.8 million square feet under development consisted of build-to-suits representing a total expected investment of $77.3 million.

  SCI frequently acquires properties which are underleased and develops properties which are not fully leased at the start of construction, which reduces SCI's overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by SCI and 12 months after shell completion for properties developed by SCI) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing occupancies on acquired and developed properties during their initial months of operations resulting in an occupancy rate of 96.46% for stabilized properties owned as of September 30, 1996. The average increase in rental rates for new and renewed leases on previously leased space during the first nine months of 1996 was 13.1%. As leases are renewed or new leases are acquired, SCI expects most lease rates on renewals or new leases to increase in the remainder of 1996. These factors should improve SCI's results of operations.

  No assurance can be given that expected trends for the remainder of 1996 in leasing rates, occupancy rates and economic returns on acquired and developed properties will be realized.

RESULTS OF OPERATIONS

 Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

  Net earnings attributable to common shares increased by $8.6 million or 30.7% to $36.6 million for the first nine months of 1996 from $28.0 million for the same period in 1995.

  Net earnings are expected to increase in subsequent periods due to the acquisition and development of additional operating properties and the continued increase in the stabilized portfolio rental rates.

  Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI has acquired and developed $2.1 billion of operating properties from its inception through September 30, 1996. Projected 1996 property level earnings before interest, taxes, depreciation and amortization ("EBITDA") for these properties is 10.24% of SCI's aggregate costs. Aggregate cost for the properties includes the purchase price, closing costs and budgeted capital improvements and marketing costs prior to stabilization (and all development costs, in the case of developed properties). Projected EBITDA is based on current lease rates for stabilized properties and current market rates for properties being stabilized and anticipated operating expenses. No assurance can be given that projected levels of EBITDA will be achieved by these properties nor that future acquisitions and developments will achieve the same level of EBITDA relative to SCI's investment basis.

 Rental Revenues

  Rental revenues for the first nine months of 1996 increased by $55.2 million or 50.8% to $163.8 million, as compared to $108.6 million for the same period in 1995. Of this increase, $24.5 million was generated by the 180 properties acquired in 1995, $10.8 million was generated by the 48 developments completed in 1995, $10.7 million was generated by the 91 properties acquired in 1996, and $6.8 million was generated by the 57 developments completed in 1996. The remaining $2.4 million increase was attributable to revenue increases in the 521 properties owned at January 1, 1995.

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

 Interest Income

  Interest income for the first nine months of 1996 increased $19,000 from the same period in 1995. The increase in interest income was a result of higher average balances in interest bearing accounts in the first nine months of 1996 compared to the same period in 1995.

 Rental Expenses

  Rental expenses, net of recoveries, increased by $7.2 million or 58.5% to $19.5 million for the first nine months of 1996 from $12.3 million for the same period in 1995. The increase in rental expenses is primarily attributable to acquisitions and developments for the last three months of 1995 and the first nine months of 1996, which increased SCI's rentable square footage by 21.4 million square feet to 74.8 million square feet.

 Interest Expense

  Interest expense increased by $4.4 million or 18.1% to $28.7 million for the first nine months of 1996 from $24.3 million for the same period in 1995. Total interest capitalized increased by $5.9 million or 105.4% to $11.5 million for the first nine months of 1996 from $5.6 million for the same period in 1995. The increase in interest expense was principally caused by the 1995 issuance of $325 million in Senior Notes and the issuance of $200 million in Senior Notes in May 1996 (See "--Liquidity and Capital Resources"). The capitalized interest increase is attributable to increased development activity in the first nine months of 1996 as compared to the first nine months of 1995.

 REIT Management Fee

  The REIT management fee paid by SCI is based on SCI's cash flow (as defined in the REIT Management Agreement between SCI and its REIT Manager) before the REIT management fee and therefore increased for the first nine months of 1996 as compared to the same period in 1995 because cash flow increased substantially.

 Other Expenses

  Other expenses increased by $803,000 or 73.0% to $1.9 million for the first nine months of 1996 from $1.1 million for the same period in 1995. Other expenses consist of land holding costs and acquisition and build-to-suit pursuit cost write-offs. Land holding costs were $1,150,000 for the first nine months of 1996 compared to $686,000 for the same period in 1995, and acquisition and build-to-suit pursuit cost write-offs were $753,000 for the first nine months of 1996 compared to $414,000 for the same period in 1995. The increase in land holding costs is principally the result of the increase in the average balance in land holdings.

 Preferred Share Dividends

  In June 1995, SCI issued $135 million of Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") that are entitled to receive an annual dividend of $2.35 per share (9.4% annual dividend rate), which amounted to $9.5 million for the first nine months of 1996 compared to $3.5 million for the period from the June 21, 1995 issue date through September 30, 1995. In February 1996, SCI issued $201.3 million of Series B Cumulative Convertible Redeemable Preferred Shares ("Series B Preferred Shares") that are entitled to receive an annual dividend of $1.75 per share (7% annual dividend rate) which amounted to $8.5 million for the period from the February 21, 1996 issue date through September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities increased from $68.3 million in the first nine months of 1995 to approximately $101.0 million in the first nine months of 1996. Cash used in investing activities increased from approximately $436.0 million in the first nine months of 1995 to approximately $486.2 million in the first nine months of 1996. Cash provided by financing activities was approximately $405.2 million in the first nine months of 1996 compared to approximately $470.0 million in the first nine months of 1995. Cash provided by financing activities for the first nine months of 1996 consisted primarily of $134.9 million of net proceeds from the sale of common shares, $192 million of net proceeds from the sale of the Series B Preferred Shares, $199.6 million of net proceeds from the May debt offering and a net repayment on the line of credit of $16.4 million. Cash provided by financing activities in the first nine months of 1995 consisted primarily of $130.4 million of net proceeds from the sale of the Series A Preferred Shares, $324.5 million of net proceeds from the March and May long-term debt offerings, $144.5 million of net proceeds from the September 29, 1995 rights offering, and a $60.1 million net repayment on the line of credit. Additionally, distributions paid to common and preferred shareholders used $30.9 million more cash in the first nine months of 1996 as compared to the first nine months of 1995.

  On November 13, 1996, SCI issued 2,0000,000 Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares"). The Series C Preferred Shares have a liquidation preference of $50.00 per share for an aggregate liquidation preference of $100 million plus accrued but unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series C Preferred Shares issued was $97.1 million. Holders of the Series C Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8.54% of the liquidation preference per annum (equivalent to $4.27 per share). On or after November 13, 2026 the Series C Preferred Shares may be redeemed for cash at the option of SCI. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares.

  On August 21, 1996, SCI commenced a rights offering to sell 6,787,806 common shares at $17.25 per common share and also authorized an additional 3,393,903 common shares for oversubscriptions or third party subscribers. In September 1996, SCI issued 7,865,645 common shares of the 10,181,709 common shares subscribed for and recorded subscriptions receivable of $40.0 million. In October 1996, 2,316,064 common shares were issued and all subscriptions receivable were collected. Gross proceeds from the offering totaled $175.6 million.

  On September 24, 1996, SCI offered 2,036,342 common shares to third party subscribers to SCI's rights offering of August 21, 1996 that were not accepted in whole or in part due to demand in excess of the common shares offered. All of the common shares were subscribed for as of September 30, 1996 and subscriptions receivable for gross proceeds of $35.1 million recorded. In October 1996, all of such common shares were issued and all subscription receivables were collected.

  On May 17, 1996, SCI issued $50 million of Senior Notes due 2002 (the "2002 Notes"), $100 million of Senior Notes due 2008 (the "2008 Notes"), and $50 million of Senior Notes due 2016 (the "2016 Notes" and together with the 2002 Notes and the 2008 Notes, the "May 1996 Notes"). The 2002 Notes bear interest at 7.25% per annum and require annual principal payments of $12.5 million, commencing May 15, 1999. The 2008 Notes bear interest at 7.95% per annum and require annual principal payments of $25 million, commencing May 15, 2005. The 2016 Notes bear interest at 8.65% per annum and require aggregate annual principal payments of $5 million, commencing 2010 through 2013, $7.5 million in 2014, $10 million in 2015, and $12.5 million in 2016. In order to lock in interest rates for the 2016 notes prior to pricing of the notes, SCI entered into an interest rate protection agreement in the form of a Forward Treasury Lock Agreement with an investment bank on May 9, 1996. The agreement included a determination date of May 15, 1996 and a settlement date of May 16, 1996. The notional amount was $50 million with a reference price of 97.203%. On the pricing date of May 14, 1996, the Forward Treasury Lock Agreement was unwound at a price of 99.375% and SCI paid $1.086 million in settlement. The lower interest rates obtained on the pricing date of May 14 plus the $1.086 million settlement payment resulted in SCI achieving the equivalent of the rates that were locked in on May 9, 1996 for the 2016 notes. In order to lock in the interest rates on a portion of the 2008 notes prior to pricing the notes, SCI entered into an Interest Rate Swap Agreement with an investment bank on May 9, 1996. The agreement included an effective date of May 15, 1996 and a termination date of May 15, 2006. The notional amount of the Interest Rate Swap Agreement was $50 million. On May 14, 1996, the Interest Rate Swap Agreement was terminated and SCI paid $837,000 in settlement. The lower interest rates obtained on the pricing date of May 14, 1996 plus the $837,000 settlement resulted in SCI achieving the equivalent of the rates that were locked in on May 9, 1996 for a portion of the 2008 notes. Collectively, the May 1996 Notes originally had an average life to maturity of 10.8 years and an average effective interest cost, inclusive of offering discounts, issuance costs and the interest rate protection agreements of 8.41% per annum.

  In anticipation of a debt offering in January 1997, SCI locked in interest rates on August 7, 1996 in the form of a Forward Treasury Lock Agreement with an investment bank. The agreement includes a determination date of January 30, 1997 and a settlement date of January 31, 1997. The notional amount is $30.0 million with a reference price of 99.653 on the thirty year Treasury bond.

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

Distributions on the Series B Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears on the last day of March, June, September and December of each year. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. The Series B Preferred Shares rank on a parity with the Series A Preferred Shares and Series C Preferred Shares with respect to payment of distributions and amounts upon liquidation.

  On September 29, and October 3, 1995, SCI completed a $250.0 million public offering and issued a total of 16,260,163 common shares at a price of $16.375 per common share in conjunction with a rights offering.

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

  On March 2, 1995, SCI issued $150 million of Senior Notes due 2009 (the "March 2009 Notes") and $50 million of Senior Notes due 2015 (the "2015 Notes," together with the March 2009 Notes, collectively referred to as the "March 1995 Notes"). The March 2009 Notes bear interest at 8.72% per annum and require annual principal payments of $18.75 million, commencing March 1, 2002. The 2015 Notes bear interest at 9.34% per annum and require aggregate annual principal payments of $5 million in 2010, $6.25 million in 2011, $7.5 million in 2012, $8.75 million in 2013, $10 million in 2014 and $12.5 million in 2015. Collectively, the March 1995 Notes originally had an average life to maturity of 12.38 years and an average effective interest cost, inclusive of offering discount and issuance costs of 9.04% per annum.

  All of the foregoing notes (the May 1996 Notes, the May 1995 Notes, and the March 1995 Notes) are redeemable at any time at the option of SCI, in whole or in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. Such notes are governed by the terms and provisions of an Indenture agreement (the "Indenture") between SCI and State Street Bank and Trust Company, as trustee.

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At September 30, 1996, SCI was in compliance with all debt covenants.

  On June 1, 1995, SCI increased its line of credit agented by NationsBank to $350 million. The line of credit, as amended and restated effective May 2, 1996, bears interest at SCI's option at either (a) the greater of the federal funds rate plus 0.5% and prime, or (b) LIBOR plus 1.25%, based upon SCI's current senior debt ratings, and is scheduled to mature in May 1998. This line may be extended annually for an additional year with the approval of NationsBank and the other participating lenders (the "Bank Group"). If the Bank Group elects not to extend the revolving credit, at SCI's election, the facility will either a) convert to an amortizing two year facility with the unamortized 50 percent of the balance due at maturity (three year term), or b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.0 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.4 to 1. As of September 30, 1996, SCI was in compliance with all covenants, and as of November 13, 1996, $4.0 million of borrowings were outstanding.

  From inception through September 30, 1996, SCI had invested $2.1 billion for the acquisition and development of 897 distribution properties. These acquisitions and developments were financed with cash on hand, the issuance of limited partnership units, the assumption of existing mortgage debt and borrowings under SCI's line of credit which were repaid with the proceeds from SCI's equity and debt offerings.

  On September 30, 1996, SCI had $320.3 million of budgeted development cost for developments in process, of which $171.3 million was unfunded. In addition, at September 30, 1996, SCI had letters of intent or contingent contracts, subject to SCI's final due diligence, for the acquisition of 4.1 million square feet in various target market cities with an acquisition cost of $116.6 million. The foregoing transactions are subject to a number of conditions, and SCI cannot predict with certainty that any of them will be consummated.

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

  SCI considers its liquidity and ability to generate cash from operations and financing to be adequate and expects it to continue to be adequate to meet SCI's acquisition, development, operating, debt service, and shareholder distribution requirements.

  SCI's current distribution policy is to pay quarterly distributions to shareholders based upon what it considers to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings.

  Pursuant to the terms of the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares (the "Preferred Shares"), SCI is restricted from declaring or paying any distribution with respect to the common shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares. The dividends on the Preferred Shares do not reduce the amount SCI has budgeted for common share distributions, but do increase the percentage of the common share distribution that constitutes a non-taxable return of capital.

 Funds from Operations

  Funds from Operations attributable to common shares increased $23.7 million or 40.4% from $58.6 million for the first nine months of 1995 to $82.3 million for the same period in 1996. SCI believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as changes in accounts receivable and accounts payable. Funds from Operations should not be considered as an alternative to net earnings or any other generally accepted accounting principle ("GAAP") measurement of performance as an indicator of SCI's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

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

                      STATEMENTS OF FUNDS FROM OPERATIONS
                                 (IN THOUSANDS)

                                                           UNAUDITED
                                                -------------------------------
                                                 THREE MONTHS     NINE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                --------------- ---------------
                                                 1996    1995    1996    1995
                                                ------- ------- ------- -------
Net earnings attributable to common shares..... $12,874 $ 9,142 $36,555 $27,950
  Add:
    Depreciation and amortization..............  15,972  10,723  43,187  28,138
    Minority interest..........................     859     807   2,499   2,546
    Loss on disposition of depreciated real
     estate....................................     --      --       29     --
                                                ------- ------- ------- -------
Funds from operations attributable to common
 shares........................................ $29,705 $20,672 $82,270 $58,634
                                                ======= ======= ======= =======

                          PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

  On October 18, 1996, SCI's shelf registration statement was declared effective by the Securities and Exchange Commission regarding the offering from time to time of $678 million in one or more series of its debt securities, preferred shares of beneficial interest and common shares of beneficial interest. After the $100 million Series C Preferred Share offering, SCI has $578 million in securities available to be issued under its shelf registration statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                                                  SEQUENTIAL
                        DOCUMENT DESCRIPTION                      PAGE NUMBER
                        --------------------                      -----------
  (a) EXHIBITS
                                                            (SEE INDEX TO EXHIBITS,
                                                             WHICH IS INCORPORATED
                                                             HEREIN BY REFERENCE.)
 EXHIBITS
 --------
   12.1    Statement re: Computation of Ratio of Earnings
            to Fixed Charges
   12.2    Statement re: Computation of Ratio of Earnings
            to Combined Fixed Charges and Preferred Share
            Dividends
    27     Financial Data Schedule
    99     Security Capital Industrial Trust Supplemental
            Information--3rd Quarter 1996

  (b) REPORTS ON FORM 8-K

           DATE                  ITEM REPORTED                     FINANCIAL STATEMENTS
           ----                  -------------                     --------------------
      August 19, 1996                 5                                    Yes

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Industrial Trust

                                                   /s/ Edward F. Long
                                          By __________________________________
                                              Edward F. Long, Vice President
                                               (Duly Authorized Officer) and
                                                        Controller
                                              (Principal Accounting Officer)

Date: November 13, 1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                 EXHIBIT INDEX

                                                                    SEQUENTIAL
 EXHIBITS                   DOCUMENT DESCRIPTION                    PAGE NUMBER
 --------                   --------------------                    -----------
  12.1    Statement re: Computation of Ratio of Earnings to Fixed
           Charges
  12.2    Statement re: Computation of Ratio of Earnings to
           Combined Fixed Charges and Preferred Share Dividends
  27      Financial Data Schedule
  99      Security Capital Industrial Trust Supplemental
           Information--3rd Quarter 1996