Form 10-K
period 1996-12-31
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1997-03-03
CIK 899881

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1996.
                                      OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      Series C Cumulative Redeemable
       Preferred Shares of Beneficial Interest, par value $0.01 per share

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing price of the registrant's shares on February 21, 1997, the aggregate market value of the voting shares held by non-affiliates of the registrant was $1,197,963,789.

  At February 21, 1997, there were outstanding approximately 97,706,709 common shares of beneficial interest of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1997 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                             DESCRIPTION                              PAGE
 ----                             -----------                              ----

                                     PART I

  1.  Business...........................................................    1
      Security Capital Industrial Trust..................................    1
      SCI Growth and Operating Strategy..................................    2
      SCI National Operating System(TM)..................................    3
      Investment Strategy................................................    6
      Customers..........................................................    8
      Leases.............................................................   10
      SCI Client Services Incorporated...................................   10
      Capital Markets....................................................   10
      The REIT Manager...................................................   12
      Officers of SCI and Directors and Officers of the REIT Manager and
      Relevant Affiliates................................................   14
      Employees .........................................................   24
      Competition........................................................   24
      Environmental Matters..............................................   24
      Insurance Coverage.................................................   25
      Executive Officers.................................................   25
  2.  Properties.........................................................   25
      The Partnerships...................................................   35
  3.  Legal Proceedings..................................................   38
  4.  Submission of Matters to a Vote of Security Holders................   38

                                    PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................   39
      Dividend Reinvestment and Share Purchase Plan......................   40
  6.  Selected Financial Data............................................   41
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   42
      Overview...........................................................   42
      Results of Operations..............................................   43
      Environmental Matters..............................................   46
      Liquidity and Capital Resources....................................   46
      Funds from Operations..............................................   51
      REIT Management Agreement..........................................   51
  8.  Financial Statements and Supplementary Data........................   52
      Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure Matters.......................................   52

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   53
 11.  Executive Compensation.............................................   53
 12.  Security Ownership of Certain Beneficial Owners and Management.....   53
 13.  Certain Relationships and Related Transactions.....................   53

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   53

                                     PART I

ITEM 1. BUSINESS

SECURITY CAPITAL INDUSTRIAL TRUST

  Security Capital Industrial Trust ("SCI") is the largest publicly held owner and operator of distribution properties in the United States based on equity market capitalization. SCI is a national operating company focused exclusively on meeting the distribution space needs of national, regional and local industrial real estate users through the SCI National Operating System(TM). SCI distinguishes itself from its competition by being the only entity that combines all of the following:

    1. A national operating strategy targeting Fortune 1000 key users of distribution space;

    2. A disciplined investment strategy based on proprietary research that identifies high growth markets with sustainable demand for SCI's low-finish distribution space product;

    3. An organizational structure and service delivery system built around the customer; SCI believes its service approach is unique to the real estate industry as it combines national scope and expertise with strong local presence; and

    4. Over 280 professionals in 29 offices which SCI believes comprise the deepest and most experienced management team in industrial real estate.

  The cornerstone of SCI's operating strategy is the SCI National Operating System(TM) comprised of the Market Services Group, the National Services Group and the National Development Group that utilizes SCI's national network of distribution space to provide an exceptional level of customer service including development on a national, regional and local basis.

  SCI engages in the acquisition, development, marketing, operation and long-term ownership of distribution facilities, and the development of master-planned distribution parks and build-to-suit facilities for its customers. Through its REIT Management Agreement with Security Capital Industrial Incorporated (the "REIT Manager" or "REIT Management"), SCI has access to the services provided by the REIT Manager and its specialized service affiliates which provide SCI with access to the same resources as a fully integrated operating company. SCI, through the REIT Manager, has a significant level of expertise in market research; building and land acquisition and due diligence; master-planned distribution park design and building construction; marketing; asset and leasing management; capital markets and financial operations. SCI deploys capital in markets with excellent long-term growth prospects or markets that are key distribution locations where SCI can achieve a strong market position through the acquisition and development of generic, flexible facilities designed for distribution but which can be used for light manufacturing.

  SCI's highlights include:

  . As of December 31, 1996, SCI was servicing over 2,400 customers including
    296 national customers of which 191 were multiple market customers.

  . As of December 31, 1996, SCI's portfolio contained 80.6 million square feet in 942 buildings and had an additional 5.9 million square feet under development in 47 buildings for a total of 86.5 million square feet in 989 buildings. The total aggregate cost of the 86.5 million square feet (including properties under development at total budgeted cost) is $2.6 billion (an average of $30.06 per square foot).

  . As of December 31, 1996, SCI's stabilized portfolio of 71.1 million square feet was 96.84% leased (96.27% occupied), and the total operating portfolio of 80.6 million square feet, which includes 9.5 million pre-stabilized square feet, was 93.35% leased (91.21% occupied).

  . During 1996, a total of 23.1 million square feet was leased in 1,055 transactions through the operation of the SCI National Operating System(TM). During 1996, rental rates on new and renewed leases on previously leased space for the operating portfolio increased an average of 13.0%.

  . In 1996, SCI acquired 11.7 million square feet of distribution space in 111 buildings for a total expected investment cost of $319.1 million in 38 transactions, an average of $27.27 per square foot.

  . During 1996, SCI commenced development of 8.2 million square feet of distribution space in 25 target market cities, with a total expected investment of $298.3 million. As of December 31, 1996, SCI had 5.9 million square feet of distribution space under development in 20 target market cities.

  . Inventory building starts totalled 6.2 million square feet of the 8.2 million square feet of development starts during 1996. Build-to-suit starts totalled 2.0 million square feet during 1996. In addition, as of December 31, 1996, SCI was in active negotiations for 3.7 million square feet of additional build-to-suit projects. As of December 31, 1996, completed buildings totalling 17.1 million square feet were 83.46% leased and 86.65% leased or committed.

  . As of December 31, 1996, SCI owned 1,273 acres of development land, which forms the basis for the master-planned distribution park development program in 60 parks, and also had fixed price options and rights of first refusal to acquire 515.2 acres and 36.9 acres, respectively, which in the aggregate will permit the development of approximately 31.7 million square feet of additional distribution space in 29 target market cities. Also, as of December 31, 1996, SCI had an additional 415.8 acres under letter of intent or contingent contract, subject to the completion of due diligence, which, if acquired, would permit the development of approximately 6.7 million square feet of additional distribution space.

  . Security Capital Group Incorporated ("Security Capital Group"), SCI's largest shareholder, which owned 44.1% of SCI's Common Shares of Beneficial Interest, par value $0.01 per share (the "Common Shares"), as of February 26, 1997, owns the REIT Manager and has provided common equity investment capital to SCI at the same times and on the same terms made available to public investors and other shareholders.

  . SCI's pro forma percentage of total debt to total book capitalization
    (including accumulated depreciation) as of December 31, 1996 was 29.3% after giving effect to SCI's February 7, 1997 Common Share offering (net proceeds of $80.4 million), and the February 4, 1997 sale of $100 million of Medium-Term Notes, Series A, due 2015 (the "Series A 2015 Notes") (net proceeds of $99.1 million) and the use of the proceeds therefrom, providing significant capacity to prudently add fully amortizing, long-term, fixed rate, unsecured debt consistent with SCI's balance sheet strategy. At February 26, 1997, SCI had no outstanding borrowings under its $350 million unsecured line of credit facility.

  On January 22, 1997, SCI announced that it received a proposal from Security Capital Group to exchange the REIT Manager and SCI Client Services Incorporated ("Client Services"), the REIT Manager's property management affiliate, for Common Shares. As a result of the transaction, SCI would become an internally managed REIT, and Security Capital Group would remain SCI's largest shareholder. SCI's Board of Trustees (the "Board") has formed a special committee comprised of independent Trustees to review the proposed transaction. The proposed transaction is subject to approval by the special committee and the full Board. If the Board approves the proposed transaction, a proxy statement, subject to review by the Securities and Exchange Commission, will be mailed to SCI's shareholders prior to a shareholder vote on the proposed transaction.

  SCI's executive offices are located at 14100 East 35th Place, Aurora, Colorado 80011 and its telephone number is (303) 375-9292. SCI's predecessor was formed in June 1991 as a Delaware corporation, and SCI was re-formed as a Maryland real estate investment trust ("REIT") in January 1993.

SCI GROWTH AND OPERATING STRATEGY

  Based on thorough research, SCI was created in June 1991 to take advantage of two strategic opportunities: first, the opportunity to build a national distribution asset base at prices significantly below replacement cost and a land inventory at attractive prices that would facilitate the development of master-planned distribution parks; and second, to create, for the first time, a national operating company which would differentiate itself from its competition through its ability to address and service a corporate customer's distribution space requirements on a national, regional and local basis. SCI's objective is to achieve long-term sustainable growth in cash flow through: first, focusing its investments in markets with excellent long-term growth prospects and markets where SCI can achieve a strong market position through the acquisition and development of generic, flexible facilities designed for distribution uses; second, the SCI National Operating System(TM); and third, ownership or control of a significant inventory of land to enable SCI to take advantage of market opportunities and accommodate expansion or build-to-suit requirements of customers through development of new facilities.

  SCI's operating strategy is to achieve significant market presence in each target market city and selected submarkets in those cities through acquisitions and master-planned distribution park development. SCI defines market presence not only in terms of square feet of buildings and acres of development land owned, but also by the extent of SCI's relationships with customers having current and expected future space needs in such markets.

  SCI's growth and operating strategy is designed not only to meet the needs of today's distribution space users, which means providing functional, cost-effective facilities and a comprehensive level of service, but also to shape the future trends of the industry through innovation, service and product leadership consistent with SCI's long-term investment horizon.

  The SCI National Operating System(TM) is designed to provide substantial benefits to existing and prospective SCI customers, including:

  Relocation Capability. User requirements can change frequently, and SCI's presence in 36 target market cities and ownership structure of its facilities permit SCI to accommodate the needs of its customers by moving an existing customer within a market or between markets both regionally and nationally.

  Expansion Capability. SCI, through its development program, land inventory and existing facilities, works with existing customers who have expansion requirements to meet their growing business needs. Expansion may result in relocating a customer to larger SCI spaces in a given market or in developing a build-to-suit facility for such customer.

  Nationally Coordinated Program. SCI provides a single point of contact for multi-location national users through National Services Group professionals who are charged with building long-term customer relationships and ensuring that all SCI services and products are consistent in quality throughout the United States. SCI's experience to date suggests that many major corporate customers prefer working with one firm to meet their national distribution space needs.

  Development/Build-to-Suit Expertise. SCI's team of development professionals are focused exclusively on building facilities for SCI customers that incorporate the latest technology with respect to building design and building systems. SCI has developed national standards and procedures that it strictly adheres to in the development of all its facilities throughout the United States.

SCI NATIONAL OPERATING SYSTEM(TM)

  The SCI National Operating System(TM) provides an exceptional level of customer service including development on a national, regional and local basis through its 184 professionals, and is a key component of SCI's growth and operating strategy. The SCI National Operating System(TM) is comprised of the three groups described below: the Market Services Group, the National Services Group and the National Development Group.

  Market Services Group. This group is comprised of 21 Market Officers, four regional directors and 102 property management and leasing professionals. Market Officers have extensive experience (with an average of over 14 years) in providing service to distribution space users and are responsible for understanding the needs of existing and prospective customers in their respective markets. To meet such needs, Market Officers utilize their extensive knowledge of local market conditions, including the cost and availability of alternative space, and are supported by property management and leasing professionals. Additionally, Market Officers have access to information regarding existing SCI customers who are expanding or relocating to various markets. A key role of the Market Officers is assisting the National Services Group in identifying SCI customers with national, multi-market requirements. SCI believes that the Market Officers' access to national SCI resources provides significant stature and profile and improves their ability to serve customers in the local market.

  On a regular basis, the Market Officer communicates with senior management in charge of that Market Officer's region for guidance on lease terms, as well as for national and local marketing assistance, and is able to take advantage of SCI's fully integrated national development and service capabilities. Market Officers do not develop projects or borrow or commit capital; they focus strictly on creating and maintaining relationships with distribution space users and industrial brokers, marketing SCI's products and identifying potential build-to-suit, acquisition and leasing opportunities in their target market cities.

  National Services Group. The National Services Group, comprised of ten professionals, is dedicated to providing service to the top 1,000 users of distribution space and is focused on making SCI the preferred provider of distribution space to Fortune 1000 companies. The National Services Group is headquartered in Denver and has regional offices in Atlanta, Chicago, Dallas, the Los Angeles metropolitan area and the New York metropolitan area. A key function of this group is identifying companies whose reconfiguration and expansion of their distribution networks will create multimarket and/or build-to-suit opportunities and coordinating SCI services to those companies with the respective Market Officers and the National Development Group. National Services Group professionals build long-term relationships with SCI national customers and provide a single point of contact to simplify and streamline the execution of such customers' national distribution space plans. An ancillary benefit is research insight into national distribution and logistics trends gained through continuous interaction with National Services Group clients.

  National Development Group. The National Development Group, comprised of 47 professionals, focuses substantial research and development efforts on creating industry-leading master-planned distribution parks, inventory buildings and build-to-suit facilities to serve SCI's customers. In addition, SCI will develop build-to-suit facilities on a fee basis in non-target markets (in which SCI would not intend to own long-term) in order to better serve both existing and prospective customers. See "--Investment Strategy--Investment in Generic Distribution Product."

  The National Development Group is comprised principally of architects, engineers and construction professionals who oversee every aspect of the land planning and building design processes. This group also monitors the construction process and oversees the performance of third-party general contractors. The group's build-to-suit specialists and project managers (with an average experience level of 16 years) operate regionally to better serve their markets. The project managers supervise each project with continual oversight from national headquarters, pursuant to uniform standards, procedures and specifications which have been carefully designed to achieve consistent quality.

  SCI believes the depth and breadth of the National Development Group enhances the effectiveness of the National Services Group and gives the Market Officers a distinct competitive advantage for inventory and build-to-suit opportunities in their respective markets.

 FOCUS ON RESEARCH-BASED GROWTH-ORIENTED MARKETS

  Based on its research, the REIT Manager has focused SCI on selected distribution markets, where supply and demand factors have permitted high occupancies at increasing rental rates. The research indicates that demand for distribution and light manufacturing space in SCI's target market cities should be stable to strong in the near to medium term which should have a positive effect on leasing rates and cash flow growth. SCI believes that the primary factors influencing future supply and demand for distribution real estate in SCI's target market cities will be continued job and population growth, related regional and local company growth, reconfiguration of distribution networks, outsourcing of distribution functions and quality and cost of labor. In addition, SCI believes that short construction cycles targeted for SCI's distribution facilities, together with fragmented ownership and undercapitalization of local developers also contribute to the attractive supply and demand fundamentals in SCI's target markets.

  SCI focuses on three types of industrial investment markets:

  Export/Import Growth Markets. The dollar volume of U.S. exports increased from $250.2 billion in 1987 to $609.0 billion for the twelve month period ended November 30, 1996, an increase of 143.4%, as reported by the U.S. Census Bureau, Foreign Trade Division. The dollar volume of U.S. imports increased from $477.4 billion in 1989 to $791.6 billion for the twelve month period ended November 30, 1996, as reported by the U.S. Census Bureau, Foreign Trade Division.

  SCI intends to capitalize on this trend by targeting key ports (air, sea and land) which are well positioned to benefit from continued combined growth in trade with the Pacific Rim, Mexico and Europe. The total dollar volume of exports from the states of SCI's target market to these three international trade areas grew substantially between 1987 and November 30, 1996, as reported by the U.S. Census Bureau, Foreign Trade Division. SCI believes that the growth in exports and imports represents favorable growth prospects for related distribution space.

  Low Cost Manufacturing Markets. SCI has targeted markets that possess long-term cost and quality of labor advantages for domestic and foreign manufacturers. One important influence on certain of SCI's target market cities with close proximity to Mexico is the impact of the maquiladora (U.S./Mexico twin plant) program, which encourages companies to manufacture and assemble products close to the Mexican border. After paying a nominal value added tax, companies participating in this program ship finished products into the United States or to foreign countries for distribution or further processing. Export and import trade between the U.S. and Mexico, led by the success of the maquiladora program, exceeded $127.2 billion for the twelve month period ended November 30, 1996, as reported by the U.S. Census Bureau, and should continue to be positively affected by the North American Free Trade Agreement. Mexico ranked as the third largest trading partner with the U.S. for the twelve month period ended November 30, 1996. SCI believes that the prospects for low cost manufacturing growth in these target markets are excellent.

  Growth Distribution Markets. The distribution markets that SCI targets must have access to transportation networks, including interstate highways, rail service, air cargo, internodal facilities and port terminals. They must also offer cost advantages in terms of transportation rates, rental costs and state income and inventory taxes. Finally, there must be strong overnight truck delivery area demographics centered on population growth within a 500 mile radius. For example, approximately 40 million people live within a 500 mile radius of Reno. This region's population is projected to increase by 6.0% from 1996 to 2001, according to Urban Decision Systems, providing growth opportunities for distribution activities.

  Future Expansion to Other High-Growth Markets. SCI is currently evaluating specific customer driven opportunities to expand its geographic scope beyond the 36 target market cities in which it operated as of December 31, 1996. Any new markets would have to satisfy SCI's investment criteria for future growth and also serve its focused existing and prospective national customers. SCI is also evaluating alternatives to increase the services it provides to its customers.

 MARKET PRESENCE

  In each target market city (or in selected submarkets in cities such as Dallas and Atlanta) in which SCI invests, SCI intends to become one of the major distribution space owners and operators within a four to seven year period. SCI believes that significant market presence will provide the following benefits:

  Value Enhancement. The significant local owners and developers in a given market can usually generate above-market performance as measured by lease rates and occupancy because of their ability to reduce turnover through meeting their customers' needs to either expand or contract, by relocating them within an existing inventory of distribution space or by developing new facilities for them. SCI believes that providing this flexibility permits it to realize higher effective lease rates and lower levels of ongoing tenant improvement investment. Effective implementation of this strategy requires a critical mass of customers and space and ongoing communication between customers and the Market Officers. SCI believes it has achieved this critical mass in the following 26 target market cities: Atlanta, Austin, Birmingham, Charlotte, Chattanooga, Cincinnati, Columbus, Dallas/Fort Worth, Denver, East Bay Area (San Francisco), El Paso, Houston, Indianapolis, Kansas City, Las Vegas, Memphis, Nashville, Orlando, Phoenix, Portland, Reno, Salt Lake City, San Antonio, South Bay Area (San Francisco), Tampa and Washington, D.C./Baltimore, and believes that it is close to achieving critical mass in two additional target market cities.

  Maximum Market Exposure. Size and market presence provide visibility and access to and knowledge of potential leasing and build-to-suit transactions. The industrial brokerage community and corporate users are often motivated to develop a relationship with the significant owners and developers in a particular market in order to achieve their respective business objectives. The opportunity to compete for the majority of customers' space requirements in each target submarket is a crucial factor in achieving SCI's operating objectives.

INVESTMENT STRATEGY

  SCI's investment strategy is to build a national distribution space network in its target markets at prices significantly below replacement cost and to build an inventory of land at attractive prices to support its master-planned distribution park development program. SCI's investment activities focus on developing and acquiring generic distribution facilities with prospects for long-term cash flow growth.

 INVESTMENT ANALYSIS

  Prospective property investments are analyzed pursuant to several underwriting criteria, including purchase price, replacement cost, competition and other market factors, and prospects for long-term growth in cash flow. SCI's development or acquisition decision is based upon the expected contribution of the property to long-term cash flow growth. The expected cash flow contribution is based on an estimate of lease revenues assuming a stabilized vacancy factor which is generally 7%, less expenses not reimbursable by customers incurred in operating the property. Future estimates of residual value and, generally, the effects of debt financing are not considered in the calculation.

  For operating properties which SCI has acquired, stabilized operations generally have been achieved six to 12 months after acquisition. The underwriting criteria for development projects allows 12 months from shell completion for achievement of stabilization; however, on average stabilization has been achieved in less than 12 months. In 1996, for all development projects that reached stabilization, the average time from shell completion to stabilization was 4.15 months. "Stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing overall occupancies on acquired and developed properties during their initial months of operations resulting in an occupancy rate of 96.27% for stabilized properties owned as of December 31, 1996.

  The economic contribution of properties cannot be predicted with certainty, and no assurance can be given that acquired or developed properties will contribute to increased cash flow, nor that acquisitions and developments will be available on favorable terms in the future.

 INVESTMENT IN GENERIC DISTRIBUTION PRODUCT

  SCI has a strong bias toward product which is generic, meaning not highly specialized, and therefore appealing to a broad base of potential customers and easily modified for use by different customers at reasonable costs. SCI believes generic product will generate superior cash flow with low ongoing capital needs. In addition, SCI believes REIT Management has developed an industry-leading product design. This product incorporates design guidelines and construction standards that make usage more convenient for the customers and also minimizes ongoing maintenance requirements and costs. Over the long term, SCI expects these characteristics to enhance cash flow.

  Development of Master-Planned Distribution Parks. SCI's development activities concentrate on the development of industry-leading, master-planned, full service distribution parks in target market cities that demonstrate both strong demographic growth and excellent industrial real estate fundamentals, and in which SCI can achieve a significant market presence. SCI also develops facilities for major corporations and strong regional companies within the distribution parks, and occasionally on a stand-alone basis, that are designed as generic distribution buildings. The 47 professionals comprising the National Development Group focus on creating industry-leading, master-planned distribution parks. These professionals have extensive experience in development and construction of such facilities.

  SCI is taking advantage of opportunities to purchase land at attractive prices in order to provide a land inventory to meet the expansion and relocation needs of SCI's existing customer base and to further penetrate its target markets. At December 31, 1996, SCI owned 1,273 acres of development land in 29 target market cities and had fixed price options and rights of first refusal to acquire 515.2 acres and 36.9 acres, respectively, which in the aggregate will permit the development of approximately 31.7 million square feet of additional distribution space. As of December 31, 1996, SCI had 415.8 acres under letter of intent or contingent contract, subject to completion of due diligence, which will permit the development of approximately 6.7 million square feet of additional distribution space. Master-planned park development is a key component of SCI's objective of achieving long-term sustainable growth in cash flow. Since inception, SCI has commenced development of 60 master-planned parks in 28 target market cities.

  SCI's parks provide extensive customer services and typically range in size from 25 to 150 acres in order to create strong identity and to permit economies of scale with respect to providing customer services. SCI's master-planned distribution parks include controls, covenants and regulations intended to maintain and enhance the long-term desirability of the parks and thereby attract and retain high quality distribution and light manufacturing customers. Each park's services personnel coordinate a variety of services such as snow removal, customer move-ins, landscaping maintenance and air conditioning repairs.

  Inventory Building Program. In SCI's master-planned distribution parks, SCI commences development of an inventory building when it perceives an emerging demand in a specific submarket from both existing SCI customers who are expanding and potential new customers whose leases for their current space are approaching expiration. By having an appropriate supply of distribution space, SCI can meet the expansion needs of existing customers and can accommodate new customers. From inception through December 31, 1996, SCI completed or commenced development of 16.2 million square feet of inventory buildings with a total expected investment cost of $557.3 million in 28 target market cities.

  Build-to-Suit Program. The build-to-suit program enhances SCI's ability to meet customers' needs by providing flexible expansion or relocation space. SCI's build-to-suit program is targeted to distribution customers whose facility requirements are generic, not special purpose, so as to facilitate the property's future marketability and functionality. From inception through December 31, 1996, SCI completed or commenced development of build-to-suit facilities totalling 7.4 million square feet with a total expected investment of $250.2 million, including 655,000 square feet that were disposed of in 1995 and 1996. In addition, as of December 31, 1996, SCI was in active negotiations for 3.7 million square feet of additional build-to-suit projects.

  Acquisition of Distribution Space. SCI's acquisition activities focus on distribution space because of the expected predictability and stability of its cash flow. Distribution space provides more predictable cash flow because it requires minimal levels of capital investment in specialized tenant improvements. Additionally, the initial investment in tenant improvements can often be utilized by subsequent customers without major renovation or alteration. In general, only cosmetic repair and replacement is required to re-tenant vacant spaces. Service center space (see "--Product Classification" below) is acquired on a more limited basis.

  The Acquisitions and Due Diligence Group, comprised of 11 professionals, is responsible for property and land acquisitions and related due diligence nationally. SCI's disciplined strategy for distribution space acquisitions has three principal components.

  The first component is market coverage. In addition to the professionals in the Acquisitions and Due Diligence Group, the 21 local Market Officers also assist in identifying opportunities in their respective markets. This staffing commitment permits in-depth acquisitions coverage of SCI's target markets and thorough due diligence conducted in accordance with uniform procedures.

  The second component is the attainment of critical mass within each target market through acquisitions of distribution space and customers in targeted submarkets and then opportunistically adding additional assets as attractive opportunities arise. SCI believes it has achieved critical mass in 26 target market cities and that it is close to achieving critical mass in two additional target market cities.

  The third component of SCI's acquisition strategy is the concentration on transactions under $5 million. SCI's commitment to identifying and completing multiple transactions under $5 million results in reduced competition from institutional buyers due to their size or occupancy level. The local presence of the Market Services Group also enables the Acquisitions and Due Diligence Group to pursue under-leased properties which can benefit from intensive local management and marketing. Between January 1, 1993 and December 31, 1996, SCI completed 136 acquisitions of $5 million or less.

 PRODUCT CLASSIFICATION

  The industrial real estate on which SCI focuses is typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. SCI divides industrial properties into two categories: distribution (which can also accommodate light manufacturing and assembly customers), and service center. SCI's objective is to focus its acquisition and distribution park development activities primarily on generic distribution facilities with an average office finish level of less than 10%. Due to typically increased costs of retrofitting customer spaces, service center product will be acquired only on a very limited basis as part of portfolio acquisitions in which the majority of product being acquired is bulk distribution. As of December 31, 1996, the buildings in SCI's operating portfolio of 80.6 million square feet contained 10.7% office finish.

  Distribution. SCI's distribution space is adaptable for both bulk distribution and light manufacturing uses. SCI's operating portfolio included 97.53% of distribution product at December 31, 1996 by square feet. The following characteristics define the bulk distribution facilities which SCI owns and intends to acquire or develop in the future:

                                       TYPICAL                    RANGE
                               ------------------------ -------------------------
      Clear Height............ 22 ft.-24 ft.            18 ft.-30 ft.
      Building Depth.......... 180 ft.-240 ft.          140 ft.-300 ft.
      Loading................. Dock                     Dock or Dock and Grade
      Parking Ratio........... 0.9 spaces/1,000 sq. ft. 0.5 spaces/1,000 sq. ft.-
                                                        2.0 spaces/1,000 sq. ft.
      Average Square Footage
       Per Customer........... 25,345 sq. ft.           4,500-200,000 sq. ft.
      Site Coverage........... 45%                      30-50%

  Service Center. Under SCI's definition, service centers are multi-customer buildings that have a higher percentage of office space than distribution properties and only have grade-level loading as opposed to truck dock loading. Service center product constituted 2.47% of the square feet in SCI's operating portfolio as of December 31, 1996.

CUSTOMERS

 CUSTOMER BASE OBJECTIVE

  SCI's objective is to develop a customer base in each target market city which is diverse in terms of industry concentration and represents a broad spectrum of national, regional and local distribution space users who have potential for growth in demand for space.

  SCI had 2,899 customer leases in 73.5 million square feet of occupied space and 296 national customers of which 191 were multiple market customers at December 31, 1996. These leases, representing a mix of local, regional and national customers, can be summarized as follows:

                                                    NUMBER   PERCENTAGE OF TOTAL
      SQUARE FOOTAGE LEASED                        OF LEASES   SQUARE FOOTAGE
      ---------------------                        --------- -------------------
      0-10,000....................................   1,284           8.77%
      10,001-25,000...............................     830          18.47
      25,001-50,000...............................     424          20.28
      50,001-100,000..............................     234          22.98
      100,001 and above...........................     127          29.50
                                                     -----         ------
          Total...................................   2,899         100.00%
                                                     =====         ======

  SCI believes that having a large number of customers with generic space requirements in each submarket will provide the opportunity to maximize cash flow through intensively managing its customer base. At the same time, exposure to overall occupancy declines is reduced by achieving a broad spectrum of customers in each submarket. SCI's largest customer accounted for less than 1.5% of SCI's 1996 rental income (on an annualized basis), and the annualized base rent for SCI's 20 largest customers accounted for less than 12.9% of SCI's 1996 rental income (on an annualized basis).

  As of December 31, 1996, SCI's 296 national customers leased 35.1% of SCI's operating portfolio of 80.6 million square feet, as compared to 230 national customers that leased 30.9% of SCI's operating portfolio of 58.5 million square feet at December 31, 1995.

 DIVERSIFIED CUSTOMER LEASE EXPIRATIONS AND RENEWALS

  Between December 31, 1996 and December 31, 1997, approximately 23.2% of the leased square feet in SCI's portfolio will expire, creating opportunities for SCI to increase rents upon renewal or replacement of these leases. The following table shows for SCI's properties as of December 31, 1996 (i) the aggregate number of leases expiring, (ii) the square footage subject to such leases, (iii) the percentage of total square footage represented by such leases, (iv) the annual base rentals represented by such leases and (v) the percentage of annual base rentals represented by such leases:

                          NUMBER OF    SQUARE        PERCENTAGE   ANNUAL BASE   PERCENTAGE OF
                           LEASES     FOOTAGE         OF TOTAL        RENT       ANNUAL BASE
                         EXPIRING(1)  EXPIRING     SQUARE FOOTAGE EXPIRING(2)  RENT EXPIRING(2)
                         ----------- ----------    -------------- ------------ ----------------
December 31, 1996.......      138     2,130,094(3)       2.90%    $  7,532,340        2.77%
1997....................      703    14,898,118         20.28       47,689,920       17.54
1998....................      632    12,623,157         17.18       44,092,188       16.22
1999....................      602    12,104,157         16.47       43,438,104       15.98
2000....................      326     8,999,734         12.25       36,059,760       13.26
2001....................      318     9,760,483         13.28       39,984,972       14.71
2002....................       50     2,733,053          3.72       11,660,952        4.29
2003....................       41     3,740,080          5.09       15,008,772        5.52
2004....................       22     1,380,342          1.88        4,366,272        1.61
2005....................       29     1,693,689          2.31        7,587,228        2.79
2006....................       31     2,639,198          3.59       10,669,848        3.92
Thereafter..............        7       771,748          1.05        3,812,448        1.39
                            -----    ----------        ------     ------------      ------
    Total...............    2,899    73,473,853        100.00%    $271,902,804      100.00%
                            =====    ==========        ======     ============      ======

--------
(1) Assumes customers do not exercise renewal options.
(2) Excludes all expenses and common area maintenance charges paid or reimbursable by customers.
(3) Includes 880,429 square feet of space leased on a month-to-month basis as of December 31, 1996.

 CUSTOMER OCCUPANCY

  The following table shows the number of operating properties owned by SCI on each date reflected, the total square footage of such properties and the historical percentage physical occupancy of such properties on such date. As previously indicated, SCI commenced operations in June 1991, has acquired operating properties from unaffiliated third parties and does not possess what SCI would deem as reliable occupancy rates of properties prior to their acquisition by SCI.

                                 OPERATING PORTFOLIO       STABILIZED PORTFOLIO
                           ------------------------------- --------------------
                           NUMBER OF    SQUARE               SQUARE
         DATE              PROPERTIES  FOOTAGE   OCCUPANCY  FOOTAGE   OCCUPANCY
         ----              ---------- ---------- --------- ---------- ---------
      December 31, 1996...    942     80,556,110   91.21%  71,106,728   96.27%
      December 31, 1995...    751     58,493,330   93.48%  49,296,615   96.74%
      December 31, 1994...    526     39,053,995   92.40%  34,347,251   96.64%
      December 31, 1993...    164     11,393,881   91.22%   8,385,646   99.90%
      December 31, 1992...     17      1,911,204   91.18%   1,649,195  100.00%
      December 31, 1991...      3        406,000  100.00%     406,000  100.00%

  Operating properties at December 31, 1996 include recently completed development properties in initial lease-up (3.7 million square feet completed in the fourth quarter of 1996) which impacts the overall occupancy percentage at December 31, 1996.

  Based on information compiled by the CB Commercial Property Information Management System, occupancy rates for industrial properties that can accommodate a customer requiring 100,000 or more square feet in major U.S. cities were relatively stable from 1986 through the end of 1996. Properties covered include both vacant and occupied available space in existing and under-construction buildings within six months of completion. SCI has not independently verified the information.

LEASES

  Net leases, modified gross leases and gross leases as of December 31, 1996 represented 50.9%, 46.7% and 2.4%, respectively, of the total square footage under lease by SCI's customers. Under net leases, real estate taxes, insurance costs and operating expenses are passed through to customers. Under modified gross leases, real estate taxes and insurance costs in excess of the amounts of such items for the initial year of the lease and operating expenses are passed through to customers. Under gross leases, the landlord pays all real estate taxes, insurance costs and operating expenses.

SCI CLIENT SERVICES INCORPORATED

  SCI believes that a successful REIT must have active and effective local management to increase cash flow and to enhance long-term economic performance of its properties. In order to provide a higher level of service to its customers, Client Services, an affiliate of the REIT Manager and a component of the Market Services Group, began providing property management services for certain of SCI's properties in January 1994. Client Services seeks to provide premier customer service and attention to customer needs. Client Services develops and implements proprietary operating, recruiting and training systems to achieve consistent levels of performance and professionalism in all target market cities managed by Client Services. This group has substantially improved the occupancy and rental income for under-leased properties acquired by SCI.

  As of December 31, 1996, Client Services provided property management services in 28 target market cities and was actively managing 72.5 million square feet (90.0%) of SCI's operating portfolio of 80.6 million square feet. SCI anticipates that Client Services will manage properties in additional target market cities in the future. Rates for services performed by Client Services are subject to annual approval by SCI's independent Trustees and are at or below market rates.

CAPITAL MARKETS

  SCI believes that a successful REIT must have the ability to access the equity and debt markets efficiently and expeditiously. SCI's capital markets ability permits it to capitalize on the acquisition and development opportunities which it believes exist in its target market cities. In order to more efficiently raise capital and enhance relationships with major institutional sources of capital, the REIT Manager's owner, Security Capital Group, which is also SCI's largest shareholder, owns Security Capital Markets Group Incorporated ("Capital Markets Group"), a registered broker-dealer affiliate. Capital Markets Group's services are included in the REIT Manager's fee and do not result in a separate charge to SCI. Capital Markets Group has assisted in or arranged securities offerings for SCI, including:

  . In August 1992, SCI received a commitment for a $40 million investment from Security Capital Group at a price of $10.00 per Common Share;

  . In March 1993, SCI received commitments for $200 million of net proceeds, at a commission cost of less than 0.01% (paid to an unaffiliated third party), from a private offering of Common Shares to shareholders and institutions at a price of $11.00 per share;

  . In December 1993, SCI received commitments for $157.5 million of net proceeds, with no commission cost, from a private offering of Common Shares to shareholders, employees and accredited investors at a price of $11.50 per share;

  . In March 1994, SCI completed its $37.5 million initial public offering of Common Shares at a price of $11.50 per share, with no commission cost, and began trading on the New York Stock Exchange ("NYSE");

  . In June 1994, SCI completed a $100 million public offering of Common
    Shares to shareholders and third parties at a price of $15.125 per share, with no commission cost;

  . In October and November 1994, SCI raised $266.9 million of net proceeds from a public offering of Common Shares at a price of $15.25 per share, with an average commission cost of 2.39%;

  . In March 1995, SCI raised $198.0 million of net proceeds from an underwritten public offering of fully amortizing, long-term senior unsecured debt securities;

  . In May 1995, SCI raised $123.5 million of net proceeds from an underwritten public offering of fully amortizing, long-term senior unsecured debt securities;

  . In June 1995, SCI raised $130.4 million of net proceeds from an underwritten public offering of Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the "Series A Preferred Shares"), with an average commission cost of 3.15%;

  . In September and October 1995, SCI completed a $250.0 million public offering of Common Shares to shareholders and third parties at a price of $15.375 per share, with no commission cost;

  . In February 1996, SCI raised $192.3 million of net proceeds from an underwritten public offering of Series B Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the "Series B Preferred Shares"), with an average commission cost of 4.25%;

  . In May 1996, SCI raised $197.8 million of net proceeds from an underwritten public offering of fully amortizing, long-term senior unsecured debt securities;

  . In September and October 1996, SCI completed a $175.6 million public offering of Common Shares to shareholders and third parties at a price of $17.25 per common share, with no commission cost;

  . In October 1996, SCI completed a $35.1 million public offering of Common
    Shares to third parties at a price of $17.25 per common share, with no commission cost;

  . In November 1996, SCI raised $97.1 million of net proceeds from an underwritten public offering of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the "Series C Preferred Shares"), with an average commission cost of 2.50%;

  . On February 4, 1997, SCI raised $99.1 million of net proceeds from an underwritten public offering of the Series A 2015 Notes under its medium-term note program established in November 1996; and

  . On February 7, 1997, SCI raised $80.4 million of net proceeds from an underwritten public offering of Common Shares, with an average commission cost of 5.25%. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

  For the public offerings of Common Shares (including the initial public offering), SCI's underwriting commissions (all of which were paid to unaffiliated underwriters) have been $11.0 million, representing 1.15% of gross proceeds of $957.8 million.

  In May 1993, the REIT Manager arranged a three-year, $35 million revolving credit facility for SCI, at an interest rate of prime or, at SCI's option, LIBOR plus 2%. In November 1993, the REIT Manager arranged an increase in this line of credit to $115 million. In May 1994, the REIT Manager arranged an increase in this line of credit to $225 million and an extension of the maturity to May 1996. In June 1995, the REIT Manager arranged with NationsBank of Texas N.A. ("NationsBank") to increase SCI's revolving line of credit to $350 million and to convert the line of credit to an unsecured line. The line of credit, as amended and restated May 2, 1996, bears interest at SCI's option at either (a) the greater of the federal funds rate plus 0.5% and prime, or (b) LIBOR plus 1.25%, based upon SCI's current debt ratings, and is scheduled to mature in May 1998. This line may be extended annually for an additional year with the approval of NationsBank and the other participating lenders (the "Bank Group").

  If the Bank Group elects not to extend the revolving line of credit, at SCI's election, the facility will either a) convert to a three year term note, or b) continue on a revolving basis with a remaining one year maturity. SCI's increased borrowing capacity enables it to acquire distribution properties prior to equity and long-term debt offerings and to eliminate or minimize the amount of cash it must invest in short term investments at low yields. SCI currently intends to limit long-term debt to approximately 45% of total book capitalization (including accumulated depreciation) (26.9% at December 31, 1996 on an historical basis and 29.3% at December 31, 1996 on a pro forma basis, giving effect to the February 7, 1997 Common Share offering (net proceeds of $80.4 million) and the February 4, 1997 issuance of the $100 million Series A 2015 Notes and the use of the proceeds therefrom). In addition, SCI intends to limit the ratio of total debt to total book capitalization (including accumulated depreciation) to 50% ( 28.5% at December 31, 1996 on an historical basis and 29.3% at December 31, 1996 on a pro forma basis, giving effect to the February 7, 1997 Common Share offering and the February 4, 1997 issuance of the Series A 2015 Notes). SCI believes its current balance sheet provides considerable flexibility to prudently leverage over the long-term. SCI's strategy has been to achieve a substantial equity base and thereafter incur fully amortizing, fixed rate 10 year to 20 year debt. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

THE REIT MANAGER

  The REIT Manager provides SCI with strategic and day-to-day management, research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, disposition of assets, management information systems support and legal and accounting services, all of which are included in the REIT Management fee. Hence, SCI depends upon the quality of the management provided by the REIT Manager. SCI currently has no employees. SCI believes that its relationship with the REIT Manager provides SCI with access to high quality and depth of management personnel and resources, savings from a dedicated capital markets group, and access to centralized research, information systems, accounting and legal support.

  Security Capital Group, the owner of the REIT Manager, has a substantial shareholder interest in SCI, creating commonality of interest with SCI's shareholders, and the REIT Management Agreement requires approval of the independent Trustees for transactions between SCI and the REIT Manager and its affiliates. Furthermore, the REIT Manager provides all of its services for one fee, and an affiliate provides property management services at or below market rates in a competitive environment. The REIT Manager does not receive additional fees for investment banking, financing or similar services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement."

  Security Capital Group has proposed that SCI become an internally managed REIT. The Board is currently reviewing the proposal. See "--Security Capital Industrial Trust."

  SCI believes that the quality of management should be assessed in light of the following factors:

  Management Depth/Succession. SCI believes that management should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the REIT. SCI believes that several of its senior officers could serve as the principal executive officer and continue SCI's performance. See "--Officers of SCI and Directors and Officers of the REIT Manager and Relevant Affiliates."

  Strategic Vision. SCI believes that management should have the strategic vision to determine an investment focus which provides favorable initial yields and long-term growth prospects. The REIT Manager has demonstrated its strategic vision by focusing SCI on building a national distribution and light manufacturing asset base at prices significantly below replacement cost and a land inventory at attractive prices. In addition, the REIT Manager differentiated SCI from its competition by positioning SCI, through the SCI National Operating System(TM), as the first national operating company that was able to address and service a corporate customer's distribution space requirements on a national, regional and local basis. The REIT Manager also focused SCI on selected distribution markets where demographic and supply factors have permitted high occupancies at increasing rents, conditions which are consistent with the long-term demographic forecast for SCI's target market cities. See "--SCI Growth and Operating Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Research Capability. SCI believes that management should have the means for researching markets to determine appropriate investment opportunities. SCI divides its target market cities into numerous submarkets for analysis purposes. The REIT Manager and its affiliate, Security Capital Investment Research Incorporated ("Security Capital Investment Research"), devote substantial time to research, on a submarket-by-submarket basis, under the supervision of the Managing Directors of the REIT Manager; hence, the REIT Manager's research has supplemented SCI's strategic focus and investment program.

  Investment Committee Process. SCI believes that investment committees should provide discipline and guidance to the investment activities of the REIT in order to achieve its investment goals. The members of the REIT Manager's investment committee have a combined 164 years of experience in the real estate industry. See "--Officers of SCI and Directors and Officers of the REIT Manager and Relevant Affiliates." The investment committee receives detailed written analyses and research, in a standardized format, from the REIT Manager's acquisition personnel and evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the investment committee of the Board. The quality of the REIT Manager's investment committee process is evident from the ability of SCI to achieve its investment goals, generally realizing its projected initial returns and growth from distribution property investments.

  Acquisitions Capability/Due Diligence Process. SCI believes that management should include experienced senior personnel dedicated to acquiring investments and performing intelligent and thorough due diligence. The REIT Manager employs 11 full time acquisition and due diligence professionals and has developed uniform systems and procedures for due diligence. As described under "--Investment Strategy--Investment in Generic Distribution Product," the REIT Manager's acquisition and due diligence group has screened and selected a large volume of successful investments.

  Development Capability. SCI believes that by internally developing projects, management can capture for the REIT the value which normally escapes through sales premiums paid to successful developers. The REIT Manager's 47 development professionals have substantial development experience, as described in "--Officers of SCI and Directors and Officers of the REIT Manager and Relevant Affiliates." As of December 31, 1996, the REIT Manager had 5.9 million square feet of distribution space under development for SCI, with a total budgeted cost of $220.9 million. REIT Management has engaged in substantial development on behalf of SCI at attractive yields which have exceeded projections and believes that development will provide growth when the market for acquisitions becomes less favorable. The REIT Manager has commenced development on behalf of SCI of 60 master-planned parks in 28 target market cities. As importantly, as of December 31, 1996, SCI owned 1,273 acres of additional land and had fixed price options and rights of first refusal to acquire 515.2 acres and 36.9 acres, respectively, which in the aggregate will permit the development of approximately 31.7 million square feet of additional distribution space in 29 target market cities. Also, as of December 31, 1996, SCI had an additional 415.8 acres under letter of intent or contingent contract, subject to completion of due diligence, which will permit the development of approximately 6.7 million square feet of additional distribution space. See "--Investment Strategy--Investment in Generic Distribution Product."

  Operating Capability. SCI believes that management can substantially improve Funds from Operations (as hereinafter defined) by actively and effectively managing assets. The REIT Manager conceived of and developed the SCI National Operating System(TM) to effectively operate SCI's business and provide customers with an exceptional level of coordinated, comprehensive services. In addition, Client Services provides a high level of property management services to customers. Through the SCI National Operating System(TM), the REIT Manager and its affiliates control and effectively administer the management of SCI's distribution portfolio.

  Capital Markets Capability. SCI believes that management must be able effectively to raise equity and debt capital in order for the REIT to achieve superior growth through investment. As set forth under "--Capital Markets," REIT Management has successfully assisted in or arranged funding for SCI's investment program, including SCI's initial public offering in March 1994 which was arranged at no commission cost to SCI, following which SCI commenced trading on the NYSE.

  Communications/Shareholder Relations Capability. SCI believes that a REIT's success in capital markets and asset acquisition activities can be enhanced by management's ability to effectively communicate the REIT's strategy and performance to investors, sellers of property and the financial media. The REIT Manager provides at its expense full time personnel who prepare informational materials for and conduct periodic meetings with the investment community and analysts.

  SCI believes that successfully combining the foregoing attributes significantly enhances a REIT's ability to increase cash flow and its market valuation. SCI's cash flow from operating activities and market valuation have increased under the REIT Manager's administration.

 REIT Manager Compensation

  The REIT Management fee paid by SCI is based on SCI's cash flow (as defined in the REIT Management Agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement") before the REIT Management fee and therefore increased in 1996 as compared to 1995 because cash flow increased substantially. As SCI arranges amortizing, fixed rate, long-term unsecured debt and nonconvertible preferred share financing as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" below, the REIT Management fee will effectively decline in proportion to SCI's Funds from Operations because regularly scheduled principal payments or their imputed equivalent, as defined in such agreement, associated with the long-term debt and distributions actually paid with respect to any nonconvertible preferred shares are deducted from the cash flow amount on which the REIT Management fee is based.

OFFICERS OF SCI AND DIRECTORS AND OFFICERS OF THE REIT MANAGER AND RELEVANT AFFILIATES

 Directors and Senior Officers of the REIT Manager

  Members of the REIT Manager's investment committee are designated by an asterisk (*).

  *K. DANE BROOKSHER--58--Mr. Brooksher was elected as a Trustee in October of 1993 and as Co-Chairman and Chief Operating Officer of SCI and the REIT Manager in November 1993, and is a Director of the REIT Manager. Prior thereto, Mr. Brooksher was Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick, independent public accountants, where he served on the Board of Directors and Management Committee and as International Development Partner for Belgium and the Netherlands. Mr. Brooksher's term as Trustee expires in 1999.

  *THOMAS G. WATTLES--45--Mr. Wattles was elected as a Trustee in January 1993; he was a Director of SCI's predecessor since its formation in June 1991 and has been Co-Chairman and Chief Investment Officer of SCI and the REIT Manager since November 1993, Managing Director of SCI and the REIT Manager from January 1993 to November 1993, and Director of the REIT Manager since June 1991. From January 1991 to December 1992, Mr. Wattles served as Managing Director of Security Capital Pacific Incorporated, the REIT Manager for Security Capital Pacific Trust; from July 1989 to December 1990, Managing Partner of Stanwich Advisors Incorporated (real estate advisory and development services); and from July 1985 to June 1989, Senior Vice President--Property Finance Group of LaSalle Partners Limited (corporate real estate services). Mr. Wattles' term as Trustee expires in 1999.

  *IRVING F. LYONS, III--47--Mr. Lyons was elected as a Trustee in March 1996 and as Managing Director of SCI and the REIT Manager in December 1993, where he has responsibility for the Pacific region of the United States, and is a Director of the REIT Manager. Prior thereto, Mr. Lyons was the Managing Partner of King & Lyons (a San Francisco Bay Area industrial real estate development and management company) since its inception in 1979, where he was responsible for supervising development, asset management and day-to-day activities. Mr. Lyons has been involved in the development of over 3.5 million square feet of industrial space in the San Francisco Bay Area. Prior to forming King & Lyons, Mr. Lyons spent five years as a Vice President of Wells Fargo Mortgage Company. Mr. Lyons' term as Trustee expires in 1997.

  *JEFFREY H. SCHWARTZ--37--Director of the REIT Manager; Managing Director of the REIT Manager since October 1994, where he has overall responsibility for national development activities, and Managing Director of SCI; prior thereto, Mr. Schwartz was a founder and managing partner of The Krauss/Schwartz Company, one of the largest industrial real estate developers in Florida; from April 1986 to October 1988, Mr. Schwartz was a Partner at Anderson Properties in Atlanta, Georgia.

  *ROBERT J. WATSON--47--Director of the REIT Manager; Managing Director of SCI since January 1993 and of the REIT Manager since November 1992, where he is Managing Director and Chief Operating Officer of Client Services; from April 1991 to November 1992, private consultant in the real estate industry; from June 1977 to April 1991, Area and then Regional Partner for Trammell Crow Commercial Company, a real estate development and management company, in Denver, Colorado and a member of that firm's Management Board. As Regional Partner, Mr. Watson was responsible for Trammell Crow Commercial Company's commercial/industrial development, leasing and management activities in both the inter-mountain and the southwestern United States. In his position prior to affiliation with the REIT Manager, Mr. Watson was responsible for over $1 billion in assets and developed over 3.5 million square feet of industrial and other commercial space.

 Other Officers

  ROBERT O. ALTER--37--Vice President of the REIT Manager since August 1995, where he has responsibility for coordinating build-to-suits in the Southeast region, and Vice President of SCI; from August 1992 to August 1995, Managing Director of Faison in Tampa, Florida; from May 1989 to August 1992, Director with Oxford Properties Florida, Inc., also in Tampa.

  ARIEL AMIR--37--Vice President of Security Capital Group since June 1994; from September 1985 to April 1994, an attorney with the law firm of Weil, Gotshal & Manges, New York, New York, where he practiced securities and corporate law. Mr. Amir provides securities offerings and corporate acquisition services to SCI.

  GARY E. ANDERSON--31--Vice President of the REIT Manager since September 1996, where he has been responsible for research on special investment opportunities since August 1995, and Vice President of SCI; from August 1994 to August 1995, Mr. Anderson was a member of the Management Development Program; in June 1994, Mr. Anderson received his M.B.A. from the Anderson Graduate School of Management at UCLA; from October 1988 to June 1992, Project Manager with Spancrete of California, a construction company in Irwindale, California.

  *NED K. ANDERSON--49--Senior Vice President of the REIT Manager since December 1993, where he has Market Officer responsibilities for the San Francisco Bay Area, and Senior Vice President of SCI; since 1985, he was a partner at King & Lyons, where he directed the development, leasing and management of the 250 acre Bayside Business Park in Fremont, where King & Lyons developed approximately 1.5 million square feet of buildings, which are occupied by approximately 130 tenants. He also helped oversee King & Lyons East Bay properties, which total 2.5 million square feet of buildings; prior thereto, Mr. Anderson was a Vice President of Wells Fargo Realty Finance.

  GREGORY J. ARNOLD--41--Vice President of the REIT Manager since January 1996 where he is a member of the National Services Group and Vice President of SCI; from January 1995 to September 1995, Project Executive and General Manager for ROI Realty Services, Inc.; from November 1985 to January 1995, Equity Vice President and Senior Leasing Specialist at LaSalle Partners in Washington, D.C., where he was responsible for management and leasing of a 170,000 square feet office building and redeveloping a Class C property through renovation, marketing, communication and a tenant retention program.

  CLAUDE A. BILLINGS--56--Vice President of the REIT Manager since January 1994, where he is a member of the National Services Group, and Vice President of SCI; from March 1991 to February 1994, Senior Vice President and Regional Manager of the Staubach Company, a Dallas, Texas corporate real estate service firm; from March 1989 to March 1991, Vice President of the Leasing and Equity Departments for Walker & Dunlop, Inc.; prior thereto, Vice President of the Investment Properties Division of J.E. Robert Companies; for five years during the mid-1980s, Mr. Billings was a Vice President with LaSalle Partners Limited, where he acquired, financed and marketed income-producing real estate assets.

  DARCY B. BORIS--34--Vice President of Security Capital Investment Research since June 1995, and an associate from December 1994 to June 1995, where she conducts strategic market analysis for SCI and affiliated companies; from August 1993 to November 1994, Ms. Boris worked for Capital Markets Group; in May 1993, she obtained her M.B.A. from the University of California at Berkeley; from January 1987 to September 1991, she was with Marcus & Millichap Incorporated, as Project Manager for Summerhill Development Company, the multifamily development subsidiary of Marcus & Millichap Incorporated, where she managed the development of multifamily housing, and prior thereto, she was an analyst for its property investment subsidiary.

  ERIC D. BROWN--36--Vice President of the REIT Manager since December 1996, where he is the Regional Property Manager for the Central region, and Vice President of SCI; Mr. Brown has been Vice President of Client Services since January 1995 where he has had property management responsibilities for Austin, Brownsville, El Paso and San Antonio, Texas since May 1994; prior thereto from May 1993 to April 1994, Vice President and partner of Crow-Barshop Properties, Inc., a property management, development and brokerage firm in San Antonio, Texas, where he was responsible for property management and daily operations of the firm; from January 1991 to April 1993, Director of Asset Management for Crow-Barshop Properties, Inc.

  MARK R. CASHMAN--36--Vice President of the REIT Manager since November 1995, where he has Market Officer responsibilities for Dallas, Texas, and Vice President of SCI; prior thereto, Vice President of Security Capital Pacific Trust since January 1995, where he was a member of the asset management group; from September 1992 to January 1995, First Vice President/Portfolio Manager with First Nationwide Financial Corporation in Los Angeles, California, where he was responsible for the property management department holdings throughout the western United States; from May 1990 to September 1992, Vice President/Senior Asset Manager with American Real Estate Group in Irvine, California.

  LISA M. CERNY--33--Vice President of the REIT Manager since June 1995, where she is controller for the National Development Group, and Vice President of SCI; prior thereto, Ms. Cerny provided accounting services for the National Development Group from October 1993; from January 1988 to June 1993, Director of Corporate Services and Portfolio Manager with The Koll Company in Newport Beach, California, where she managed corporate financial services. Ms. Cerny is a Certified Public Accountant.

  MARK J. CHAPMAN--39--Vice President of Security Capital Investment Research since November 1995, where he is director of the group and conducts strategic market analyses for affiliates of the firm; from November 1994 to November 1995, Mr. Chapman was a Vice President of Security Capital Pacific Trust with asset management responsibilities in five major markets; from July 1989 to November 1994, Vice President with Copley Real Estate Advisors, Inc., where he directed asset management for Copley assets in its New England, mid-Atlantic and Texas regions, valued in excess of $1.5 billion.

  JAMES D. COCHRAN--36--Vice President of the REIT Manager since March 1994, where he has Market Officer responsibilities for Denver, Colorado and Kansas City, Kansas, and Vice President of SCI; from August

1988 to March 1994, Vice President for TCW Realty Advisors, where he was responsible for industrial acquisitions in southern California; from September 1984 to August 1987, Associate with Economics Research Associates, where he performed market and financial feasibility studies for a wide variety of land use development projects.

  PAUL C. CONGLETON--42--Vice President of the REIT Manager since January 1995, where he has Market Officer responsibilities for Houston and Austin, Texas, and Vice President of SCI; from October 1990 to December 1994, Principal with Overland Company, a property management, development and investment services firm in Tucson, Arizona; from March 1985 to October 1990, Partner with Trammell Crow Company in Tucson, Arizona.

  R. STAN CONWAY, JR.--33--Vice President of the REIT Manager since November 1994, where he has Market Officer responsibilities for Atlanta, Georgia, and Vice President of SCI; from October 1989 to October 1994, Vice President of Marketing for Bullock, Terrell and Mannelly; from April 1987 to October 1989, Vice President of Industrial Sales for Royal LePage.

  MICHAEL S. CURLESS--33--Vice President of the REIT Manager since August 1995, where he has Market Officer responsibilities for Indianapolis, and Vice President of SCI; from June 1989 to August 1995, Marketing Director with Trammell Crow Company, where he was responsible for the development and marketing of industrial projects; from July 1986 to July 1987, Financial Analyst with General Electric.

  DAVID B. DANIEL--30--Vice President of the REIT Manager since June 1996 where he has been a member of the due diligence team since April 1995, and Vice President of SCI; prior thereto, a member of due diligence since April 1995; from February 1994 to April 1995; Senior Underwriter with Remsen Partners Ltd. in New York, New York, where he was involved in all phases of a loan origination and securitization program; from May 1992 to February 1994, Associate Consultant with Kenneth Leventhal & Co. in Houston, Texas and New York, where he performed due diligence and evaluation on a variety of real estate transactions.

  MARK H. DEGNER--35--Vice President of the REIT Manager since April 1994, where he is responsible for portfolio acquisitions and dispositions, and Vice President of SCI; from October 1988 to April 1994, Manager for the Hahn Company in San Diego, California, where he was Manager of Development and Acquisitions, Corporate Development and, most recently, Dispositions.

  WILLIAM H. EAGER--55--Vice President of the REIT Manager since June 1996 where he is a member of the National Services Group and Vice President of SCI; from June 1976 to June 1996, Mr. Eager was a First Vice President of CB Commercial where he was involved in over $350 million of industrial real estate transactions; prior thereto, Mr. Eager was an account executive and assistant to the president of Leo Burnett Advertising from September 1968 to June 1976, where he was active in developing marketing and advertising strategies.

  FRANK H. FALLON--35--Vice President of the REIT Manager since January 1995, where he has Market Officer responsibilities in Memphis, Nashville and Chattanooga, Tennessee, and Vice President of SCI; prior to joining SCI, Mr. Fallon was with Trammell Crow Company from March 1987 to December 1994, where he was responsible for leasing, management, acquisition and disposition of industrial properties in the Dallas/Fort Worth, Texas area.

  GABE L. FINKE--31--Vice President of the REIT Manager since September 1996, where he has been a member of the land acquisitions group since September 1995, and Vice President of SCI; prior thereto, Mr. Finke was a member of the Management Development Program from July 1994 to August 1995; in May of 1994 Mr. Finke received his M.B.A. from the Harvard Graduate School of Business Administration.

  KURT R. FULLER--38--Vice President of the REIT Manager since October 1994, where he has Project Manager responsibilities for tenant improvement construction in the San Francisco Bay Area, Reno, Portland, Seattle and Salt Lake City, and Vice President of SCI; from February 1989 to October 1994, Project Manager/Estimator for Wentz Builders, Inc. in San Carlos, California, where he was responsible for managing tenant improvement and special projects.

  THOMAS P. GARRIGAN--47--Vice President of the REIT Manager since March 1995, where he is a member of the National Services Group, and Vice President of SCI; from June 1993 to February 1995, he was Senior Vice President of Security Capital Group and its affiliates, where he oversaw accounting operations; from July 1981 to June 1993, Audit Partner with KPMG Peat Marwick in Midland and El Paso, Texas; from July 1971 to July 1981, on the professional staff of KPMG Peat Marwick.

  JOHN R. HANSON--46--Vice President of the REIT Manager since May 1995, where he has Project Manager responsibilities for the Pacific region, and Vice President of SCI; from July 1994 to May 1995, Vice President of Jack & Cohen Builders, Inc. in Palo Alto, California, where he was responsible for a wide variety of construction projects; from January 1991 to July 1994, Project Director of Jack & Cohen; prior thereto, Project Manager of L.E. Wentz Company in San Carlos, California from April 1987 to January 1991.

  LARRY H. HARMSEN--36--Vice President of the REIT Manager since February 1995, where he has Market Officer responsibilities for San Diego and Orange County, California, and Vice President of SCI; from January 1988 to February 1995, Vice President/Managing General Partner with Lincoln Property Company in Southern California, where he was responsible for all aspects of asset and property management for a portfolio of office and industrial space containing over 2.5 million square feet; from July 1985 to January 1988, Development/Marketing Manager with Lincoln Property N.C., Inc.

  DONALD L. HARRIER--37--Vice President of the REIT Manager since May 1994, where he has Project Manager responsibilities for the Pacific region, and Vice President of SCI; from May 1993 to May 1994, Senior Partner with Donald L. Harrier, AIA, Architecture; from August 1986 to May 1993, Project Director with DES Architects & Engineers in Redwood City and Fremont, California, where he was involved in project management, architecture and marketing.

  JAMES JACHETTA--43--Vice President of the REIT Manager since December 1996, where he has project manager responsibilities for the Pacific region, and Vice President of SCI; prior thereto, from October 1995 to October 1996, Mr. Jachetta was a project manager consultant to SCI; from May 1992 to September 1995, mortgage broker with Southern Cal Financial Group in Newport Beach, California; May 1986 to April 1992, Senior Project Manager of The O'Donnell Group, a commercial developer in Irvine, California.

  *M. MARC JASON--35--Vice President of the REIT Manager since December 1993, where he is responsible for acquisition due diligence, and Vice President of SCI; from January 1993 to December 1993, President of Aslan Communications, a regional telecommunications company; from December 1986 to December 1992, employed with Trammell Crow Company, most recently as Senior Vice President and Finance Manager, where he managed the finance and accounting departments for the company's $1 billion southern California asset base; prior thereto, an accountant with Price Waterhouse.

  KENT W. JOHNSON--43--Senior Vice President of the REIT Manager since July 1995, where he heads the National Services Group, and Senior Vice President of SCI; from March 1994 to June 1995, National Director for Sequent Computer Systems, where he was recognized as World-Wide Manager of the Year; from January 1977 to March 1994, with IBM in various positions, including National Account Director and Branch Manager.

  M. GORDON KEISER--52--Senior Vice President of the REIT Manager since October 1995, where he is Chief Financial Officer and is responsible for accounting, financial reporting and coordination of financing, and Senior Vice President of SCI; from August 1988 to October 1995, Senior Vice President of JMB Realty Corporation, where he was responsible for corporate finance and capital markets financing. Previously, he was with KPMG Peat Marwick. Mr. Keiser is a Certified Public Accountant.

  DOUGLAS A. KIERSEY, JR.--36--Vice President of the REIT Manager since May 1994, where he has Market Officer responsibilities for Seattle, Washington and Portland, Oregon, and Vice President of SCI; from September 1983 to May 1994, a member of the Industrial/Technology Group at Cushman & Wakefield of Oregon, Inc., where he specialized in the sale and leasing of industrial properties.

  JEFFREY A. KLOPF--48--Senior Vice President and Secretary of SCI, the REIT Manager and Security Capital Group since January 1996; from 1988 to December 1995, Partner with Mayer, Brown & Platt, where he practiced corporate and securities law. Mr. Klopf provides securities offering and corporate acquisitions services to SCI and its affiliates and oversees the provision of legal services to SCI and its affiliates.

  ROBERT A. KRITT--35--Vice President of the REIT Manager since November 1991, where he has responsibility for coordinating build-to-suits in the Mid-Atlantic region, and Vice President of SCI; from January 1991 to December 1992, Vice President of Security Capital Pacific Incorporated, the REIT Manager for Security Capital Pacific Trust, where he was responsible for acquisition due diligence; from 1986 to December 1990, Vice President of Sanders Partners Incorporated, Chicago, Illinois (multibusiness holding company); prior thereto, senior tax consultant with Arthur Andersen LLP.

  EDWARD F. LONG--40--Vice President and Controller of SCI and the REIT Manager since January 1996, where he supervises accounting and financial reporting; from June 1995 to January 1996, Controller for SCI Client Services; from December 1990 to June 1995, Director of Financial Services for Coopers & Lybrand in Central Florida and the Carolinas; from November 1984 to December 1990, Chief Financial Officer for a group of privately owned real estate investment companies. Mr. Long is a Certified Public Accountant.

  A. JOHN LOW--43--Vice President of the REIT Manager since December 1996 where he has Project Manager responsibilities for the Pacific region, and Vice President of SCI; from July 1994 to October 1996, Director of Architecture, Design and Construction for Waban, Inc., a national chain of home improvement centers in Irvine, California, where he was responsible for development and construction of warehouses; from March 1994 to July 1994, Portfolio Manager for Insignia O'Donnell Properties, Inc., a development and management company in Irvine, California; from March 1990 to March 1994, Director of Real Estate for Catellus Development Corporation in Anaheim, California, where he had marketing responsibilities for the Southern California region.

  DONALD W. MADSEN--53--Senior Vice President of the REIT Manager since July 1993, where he supervises development services related to construction management and build-to-suit facilities, and Senior Vice President of SCI; from July 1992 to June 1993, Vice President, Business Development for Windward, Ltd., a Dallas, Texas-based design/build general construction company; from December 1990 to July 1992, Managing Director, and from December 1978 to December 1990, Partner of Construction Management, Dallas Industrial Division of Trammell Crow Company; prior thereto, Mr. Madsen was an industrial architect with Trammell Crow Company. In his prior positions, Mr. Madsen supervised the development of over 38 million square feet of industrial space.

  DAVID W. MAJORS--52--Vice President of the REIT Manager since December 1996, where he has Market Officer responsibilities for Albuquerque, New Mexico and El Paso, Texas, and Vice President of SCI; from September 1988 to September 1996, President and Chief Operating Officer of Remington Capital Group in Dallas, Texas where he was responsible for all aspects of development of build-to-suit industrial, office and retail facilities.

  BRIAN N. MARSH--32--Vice President of the REIT Manager since January 1995, where he has Market Officer responsibilities for Columbus, Ohio, and Vice President of SCI; from June 1990 to January 1995, with Pizzuti Realty Inc., in Columbus, Ohio, where he was responsible for master planning, development and marketing of a 400-acre-plus, mixed-use development; prior thereto, Marketing Associate with Wears Kahn McMenamy in Columbus, Ohio.

  J. THOMAS MERCER--37--Vice President of the REIT Manager since January 1995, where he is responsible for coordinating build-to-suits nationwide, and Vice President of SCI; from September 1987 to January 1995, Senior Marketing Representative with Friendswood Development Company in Houston, Texas, where he completed over $15 million in land transactions; prior thereto, Industrial Leasing Specialist with The Horne Company in Houston, Texas, where he leased more than 500,000 square feet of industrial space.

  *STEVEN K. MEYER--48--Senior Vice President of the REIT Manager since December 1995, where he has responsibility for the Central region of the United States, and Senior Vice President of SCI; prior thereto, Vice President of the REIT Manager since September 1994; from 1990 to July 1994, Executive Vice President with Trammell Crow Company, where he directed leasing and development activities for the Industrial Division; from 1983 to 1990, Project Partner with Trammell Crow, where he developed and/or acquired 77 projects totalling over 7 million square feet; prior thereto, Mr. Meyer was a Leasing Agent with Trammell Crow.

  JOSEPH H. MIKES--36--Vice President of the REIT Manager since August 1995, where he has Market Officer responsibilities for the Chicago area, and Vice President of SCI; from March 1988 to August 1995, Senior Director of Opus North Corporation, where he managed office and industrial real estate activities; from April 1984 to March 1988, Director of Real Estate for Opus in Florida.

  RON W. MILLS--38--Vice President of the REIT Manager since April 1993, where he has been a member of the National Services Group since July 1996, and Vice President of SCI; prior thereto, Mr. Mills had Market Officer responsibilities for San Antonio, Austin and Rio Grande Valley, Texas; from February 1991 to May 1992, Vice President of Commercial Operations for SCG Realty Services Incorporated, a regional real estate services organization; prior thereto, Vice President of Asset Management and Property Management for Operations for USAA Real Estate Company.

  RICK D. MIRANDA--43--Vice President of the REIT Manager since December 1996 where he has Project Manager responsibilities for the Pacific region, and Vice President of SCI; from April 1996 to September 1996, President of Realty Development Management Services, Inc. in Newport Beach, California, where he was responsible for all aspects of development and construction of office and industrial facilities; from May 1995 to March 1996, Vice President with Arnel Development Company in Costa Mesa, California, where he was responsible for the design and construction of a retail center; from August 1987 to February 1995, Vice President with Bramalea U.S. Properties in Oakland, California, where he was responsible for development, design and construction management for the Pacific region.

  R.A.D. MORTON, III--39--Vice President of the REIT Manager since July 1993, where he has Market Officer responsibilities for El Paso, San Antonio and Rio Grande Valley, Texas and Vice President of SCI; from January 1991 to July 1993, President of The Morton Group, which specialized in corporate industrial real estate services, asset management and development services; from June 1988 to January 1991, Principal with Trammell Crow Company in its El Paso Commercial Division, where he was responsible for industrial development.

  DAVID S. MORZE--36--Vice President of the REIT Manager since March 1995, where he has Market Officer responsibilities for Reno, Nevada and Salt Lake City, Utah, and Vice President of SCI; from May 1993 to March 1995, Director of Marketing for Northern California for SARES*REGIS; from January 1993 to May 1993, Real Estate Consultant to The Moreno Bavarian Corporation in Portola Valley, California; from September 1983 to January 1993, Partner with Cabot & Forbes in Northern California, where he developed and acquired over $140 million of office, research and development and industrial projects.

  DONALD E. MYERS--53--Vice President of the REIT Manager since March 1993, where he is responsible for asset management of SCI's portfolio, and Vice President of SCI; from July 1988 to March 1993, a Senior Vice President of Dreyfus Realty Advisors, where he was responsible for asset management; from March 1984 to June 1988, Senior Vice President with Realco International, a private real estate investment and development company; and from July 1978 to February 1984, Vice President of LaSalle Partners Limited in its Land Group, where he provided acquisition and disposition services for clients of the firm.

  MICHAEL NACHAMKIN--43--Vice President of the REIT Manager since March 1996, where he has Market Officer responsibilities for New Jersey/I-95 Corridor and Vice President of SCI; from 1984 to February 1996, Director of Investment Sales, Leasing, Land, Tenant Representation and Marketing at Cushman & Wakefield of New Jersey; prior thereto, a salesperson with Coldwell Banker Real Estate Services from 1983 to 1984.

  AUGUST J. NAPOLITANO--49--Vice President of the REIT Manager since May 1995, where he is a member of the National Services Group, and Vice President of SCI; from November 1992 to December 1994,

Director/Branch Manager of Cushman & Wakefield in Orange County, California, where he managed all aspects of the Newport Beach and Anaheim Commercial brokerage offices; from January 1981 to November 1992, Senior Vice President/Broker with CB Commercial, also in Orange County.

  EDWARD S. NEKRITZ--31--Vice President of the REIT Manager since September 1995, where he is responsible for coordinating the national leasing program, overseeing environmental issues and providing asset management and legal services, and Vice President of SCI; from October 1990 to September 1995, attorney with Mayer, Brown & Platt, where he specialized in commercial real estate transactions, including acquisitions and dispositions, leasing, development and zoning.

  PETER J. NIELSEN--50--Vice President of the REIT Manager since March 1994, where he has Project Manager responsibility for build-to-suit projects, and Vice President of SCI; from November 1984 to February 1994, Vice President of Project Development for Dueck Group of Companies, a development firm in Denver, Colorado; and from November 1980 to November 1984, Design-Build Project Manager for Voth Brothers Construction, a contractor/development company in Abbotsford, British Columbia. Mr. Nielsen has supervised the development of over 4 million square feet of industrial and commercial space.

  WILLIAM D. PETSAS--39--Vice President of the REIT Manager since July 1994, where he has Market Officer responsibilities for Phoenix, Arizona, and Vice President of SCI; from June 1993 to June 1994, Mr. Petsas was a consultant to SCI in the area of due diligence and acquisitions; from May 1992 to May 1993, Mr. Petsas was a director of business development for residential properties in the Southwest for Trammell Crow Company; from June 1986 to April 1992, Mr. Petsas was with the Industrial Division of Trammell Crow Company in Phoenix, Arizona, where he was a marketing principal beginning in 1989.

  *WALTER C. RAKOWICH--39--Senior Vice President of the REIT Manager since November 1994, where he has responsibility for the Mid-Atlantic region of the United States, and Senior Vice President of SCI; from July 1994 to November 1994, Vice President of the REIT Manager; from October 1993 to June 1994, Mr. Rakowich was a consultant to SCI in the area of due diligence and acquisitions; from 1985 to September 1993, Mr. Rakowich was with Trammell Crow Company, where he was involved in the acquisition, development, financing, marketing, management and disposition of property and was a Senior Vice President and Principal beginning in 1992.

  THOMAS M. RAY--34--Vice President of the REIT Manager since March 1996 where he is responsible for coordinating build-to-suits in the Pacific region, and Vice President of SCI; prior thereto, a member of the build-to-suit group since September 1995; from October 1994 to September 1995, Mr. Ray supervised land acquisitions in due diligence; from August 1994 to October 1994, a member of the land acquisitions due diligence group; from March 1994 to August 1994, a member of the management Development Program where he assisted with multifamily portfolio acquisitions; from February 1991 to August 1992, General Counsel with Richardson International Corp. in Fort Collins, Colorado.

  BETTY J. REMSTEDT--51--Vice President of the REIT Manager since December 1993, where she provides accounting, financial analysis and budgeting services for the REIT Manager with respect to SCI's Pacific region properties, and Vice President of SCI; from December 1988 to December 1993, Chief Financial Officer of King & Lyons; prior thereto, Controller at Barratt Southern California, Inc., a real estate development company in San Jose, California.

  *JOHN W. SEIPLE--38--Senior Vice President of the REIT Manager since November 1994, where he has responsibility for the Southeast region of the United States, and Senior Vice President of SCI; from October 1993 to November 1994, Vice President of the REIT Manager; from January 1992 to June 1993, Senior Vice President, and from June 1988 to December 1991, Partner, with Trammell Crow Dallas Industrial, Inc., a subsidiary of Trammell Crow Company, where he was responsible for leasing, development, acquisition, financing, tenant build-out and property management of 7.5 million square feet of industrial properties; from June 1987 to May 1988, Marketing Principal, and from May 1985 to May 1987, Leasing Agent with Trammell Crow Company.

  STEVEN O. SPAULDING--55--Vice President of the REIT Manager since May 1993, where he has Market Officer responsibilities for Las Vegas, Nevada, and Vice President of SCI; from June 1992 to May 1993, Area Manager with Dermody Properties in Las Vegas, where he was responsible for its management portfolio and new development activities; from November 1991 to June 1992, independent consultant; from 1987 to November 1991, Managing Partner of St. Louis division, and from 1983 to 1987, Industrial Partner of Trammell Crow Company in St. Louis.

  RICHARD H. STRADER--37--Vice President of the REIT Manager since June 1994, where he has Market Officer responsibilities for Charlotte, Raleigh-Durham and Winston-Salem, North Carolina, and Vice President of SCI; from October 1987 to May 1994, Mr. Strader was with the Dallas Industrial Division of Trammell Crow Company, where he was the Managing Director of the Central and Southwest Dallas Industrial office since 1990.

  CHARLES E. SULLIVAN--39--Vice President of the REIT Manager since October 1994, where he has Market Officer responsibilities for Miami, Orlando and Tampa, Florida, and Vice President of SCI; from July 1989 to October 1994, Senior Industrial Broker with Cushman & Wakefield.

  STANLEY G. THOMAS--51--Vice President of the REIT Manager since April 1995, where he has Project Manager responsibilities for the Central Region, and Vice President of SCI; from January 1990 to March 1995, Project Manager for Cushman & Wakefield Development Consulting Group in Dallas, Texas, where he was responsible for the total design and construction process for projects including build-to-suits and tenant fit-up, ranging from 25,000 to 200,000 square feet; from April 1987 to December 1989, Senior Project Manager with Neiman Marcus' Planning, Architecture, Construction & Facilities Management Group in Dallas, Texas; prior thereto, managing principal of Pickle & Thomas, Inc., Architecture/Interiors.

  JEFFREY M. TODD--39--Vice President of the REIT Manager since January 1995, where he has Project Manager responsibilities for build-to-suit projects, and Vice President of SCI; from November 1994 to January 1995, Project Manager for Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., where he was responsible for managing industrial architecture; from June 1984 to November 1994, Project Architect for Wakefield/Beasley & Associates.

  JAMES E. TROUT--33--Vice President of the REIT Manager since June 1995, where he has Project Manager responsibilities for the Central Region, and Vice President of SCI; prior thereto, Mr. Trout was a member of the National Development Group from June 1993; from February 1992 to May 1993, Real Estate Consultant with Douglas A. Edwards, Incorporated in New York, New York; from June 1991 to January 1992, Assistant to President of Solow Realty and Development in New York, New York; prior thereto, Management Associate with Citicorp in New York, New York.

  MARY JANE VIETZE--43--Vice President of the REIT Manager since April 1996, where she is responsible for accounting and financial reporting and Vice President of SCI; prior thereto, a member of the accounting group since September 1993; from July 1990 to September 1993, Senior Accountant for Price Waterhouse; from October 1983 to July 1990, Controller for a group of privately owned real estate investment companies. Ms. Vietze is a Certified Public Accountant.

  EDWIN D. WAGERS--53--Vice President of the REIT Manager since January 1995, where he has Project Manager responsibilities for the Mid-Atlantic region of the United States, and Vice President of SCI; from April 1991 to December 1994, Chief Operating Officer of National Real Estate Development at Muirfield Village Development in Columbus, Ohio; from August 1988 to April 1991, Senior Vice President of Galbreath Huff Companies in Columbus, Ohio; from May 1977 to August 1988, Senior Vice President of the Midwest Division with Vantage Companies.

  DAVID L. WELCH--35--Vice President of the REIT Manager since February 1995, where he has Market Officer responsibilities for Washington, D.C. and Baltimore, Maryland, and Vice President of SCI; from September 1992 to January 1995, Associate Senior Vice President with Carey Winston Co. in Washington, D.C., where he managed the leasing and marketing program for over 1.5 million square feet of industrial space in

Northern Virginia; from May 1984 to September 1992, Vice President with CB Commercial, where he specialized in industrial leasing, land and building sales in Northern Virginia.

  JAMES E. WHITE--40--Vice President of the REIT Manager since July 1995, where he has Market Officer responsibilities for Cincinnati, Ohio and Louisville, Kentucky, and Vice President of SCI; from July 1994 to July 1995, Senior Regional Director with First Industrial Realty Trust, Inc. in Southfield, Michigan; prior thereto, Chief Financial Officer with Damone/Andrew Enterprises in Troy, Michigan from August 1989 to July 1994.

  JAMES P. WILSON--52--Vice President of the REIT Manager since October 1994, where he has Project Manager responsibilities for the Southeast region, and Vice President of SCI; from March 1988 to October 1994, Vice President of Development and Construction for The Krauss/Schwartz Company; from April 1986 to March 1988, Vice President of Development and Construction for The Hogan Group, a real estate development and property management company.

 Shareholder Relations and Capital Markets

  The following persons provide shareholder relations and capital markets services to SCI:

  K. SCOTT CANON--34--President of Capital Markets Group since January 1996, where he provides capital markets services for affiliates of Security Capital Group; prior thereto, Vice President of Capital Markets Group since August 1993 and a member of Capital Markets Group since March 1992; from September 1991 to March 1992, a personal account director for Chase Manhattan Investment Services; from August 1987 to September 1991, a member of private client services for Goldman, Sachs & Co. Mr. Canon is registered with the National Association of Securities Dealers, Inc.

  ROBERT H. FIPPINGER--53--Vice President of Capital Markets Group since June 1995, where he directs corporate communications services for affiliates of Security Capital Group; prior thereto, Mr. Fippinger headed corporate communications for the firm from October 1994; from November 1991 to October 1994, with Grubb & Ellis in San Francisco, California, where he represented corporate clients and provided tenant advisory services; from October 1989 to October 1991, Executive Director with Techmart in Santa Clara, California, where he was responsible for management, marketing, operations, leasing and program development of commercial properties.

  GERARD DE GUNZBURG--49--Senior Vice President of Capital Markets Group since January 1997 and Vice President from January 1993 to December 1996 in its New York office, where he provides capital markets services for affiliates of Security Capital Group; from June 1988 to December 1992, a consultant to American and European companies; prior thereto, Director and Partner of Lincoln Property Company, Europe, where he arranged real estate financing from 1976 to 1988. Mr. de Gunzburg is registered with the National Association of Securities Dealers, Inc.

  ALISON C. HEFELE--37--Vice President of Capital Markets Group since February 1994, where she provides capital markets services for affiliates of Security Capital Group; from January 1990 to February 1994, Vice President with Prudential Real Estate Investors (strategic planning and business development for institutional real estate investment management services); from September 1985 to January 1990, a management consultant with McKinsey & Company; prior thereto, a financial analyst with Morgan Stanley Realty Inc. Ms. Hefele is registered with the National Association of Securities Dealers, Inc.

  GARRETT C. HOUSE--31--Vice President of Capital Markets Group since September 1996, where he provides capital markets services for affiliates of Security Capital Group; from May 1994 to August 1996 he assisted with financing activities of affiliates of Security Capital Group and, prior thereto, Mr. House was a member of the Management Development Program from May 1993 to May 1994; in May 1993, Mr. House obtained his M.B.A from Harvard Graduate School of Business Administration; from July 1989 to July 1991, Project Manager for Nansay Corporation in Los Angeles, California; from July 1987 to July 1989, Analyst with Merrill Lynch Capital Markets in New York.

  BRADFORD W. HOWE--32--Vice President of Capital Markets Group since January 1996, where he provides capital markets services for affiliates of Security Capital Group and where he has been an associate from December 1994 to January 1996; from March 1993 to December 1994, Assistant Vice President in the real estate investment banking group of Kidder Peabody & Co., Incorporated; from June 1992 to March 1993, Mr. Howe was a real estate consultant at Coopers & Lybrand. Mr. Howe is registered with the National Association of Securities Dealers, Inc.

  JAMES H. POLK, III--54--Managing Director of Capital Markets Group since August 1992, where he provides capital markets services for affiliates of Security Capital Group; Trustee of Security Capital Pacific Trust. Mr. Polk has been affiliated with the REIT Manager since March 1991; prior thereto, he was President and Chief Executive Officer of Security Capital Pacific Trust for sixteen years. Mr. Polk is registered with the National Association of Securities Dealers, Inc. and is a past President and Trustee of the National Association of Real Estate Investment Trusts, Inc.

  DONALD E. SUTER--40--Senior Vice President of Capital Markets Group since September 1996, where he provides capital markets services for affiliates of Security Capital Group; from October 1995 to April 1996, President and Chief Operating Officer for Cullinan Properties Limited in Peoria, Illinois; from July 1984 to October 1995 Mr. Suter was with LaSalle Partners in Chicago, Illinois where his last position held was Senior Vice President, Corporate Finance Group.

EMPLOYEES

  SCI currently has no employees. The REIT Manager, whose sole activity is advising SCI, together with Client Services, manages the day-to-day operations of SCI. The REIT Manager and its affiliates have assembled a team of over 280 professionals, collectively possessing extensive experience in industrial real estate. The majority of these persons are employed directly by and focus entirely on the services provided by the REIT Manager and Client Services, with the balance providing centralized research, senior investment committee, capital markets, legal and accounting services.

COMPETITION

  In general, there are numerous other industrial properties located in close proximity to each of SCI's properties. The amount of rentable space available in any target market city could have a material effect on SCI's capacity to rent space and on the rents charged. In addition, in many of SCI's submarkets, institutional investors and owners and developers of industrial facilities compete for the acquisition, development and leasing of industrial space. Many of these persons have substantial resources and experience.

ENVIRONMENTAL MATTERS

  Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. SCI has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired at December 31, 1996, and SCI is not aware of any environmental condition with respect to any of its properties that is likely to be material. SCI has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is SCI aware of, any environmental liability (including asbestos-related liability) that the REIT Manager believes would have a material adverse effect on SCI's business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to SCI or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

INSURANCE COVERAGE

  SCI currently carries comprehensive liability, fire, flood, earthquake, extended coverage and rental loss insurance with respect to the properties with policy specifications and insured limits customarily carried for similar properties; however, an uninsured loss could result in loss of capital investment and anticipated profits.

EXECUTIVE OFFICERS

  All executive functions of SCI are performed by the REIT Manager. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement." The executive officers of the REIT Manager are:

      NAME                          AGE TITLE
      ----                          --- -----
      K. Dane Brooksher............  58 Co-Chairman and Chief Operating Officer
      Thomas G. Wattles............  45 Co-Chairman and Chief Investment Officer
      Irving F. Lyons, III.........  47 Managing Director
      Jeffrey H. Schwartz..........  37 Managing Director
      Robert J. Watson.............  47 Managing Director
      Ned K. Anderson..............  49 Senior Vice President
      Kent W. Johnson..............  43 Senior Vice President
      M. Gordon Keiser.............  52 Senior Vice President
      Jeffrey A. Klopf.............  48 Senior Vice President and Secretary
      Donald W. Madsen.............  53 Senior Vice President
      Steven K. Meyer..............  48 Senior Vice President
      Walter C. Rakowich...........  39 Senior Vice President
      John W. Seiple...............  38 Senior Vice President

  See "--The REIT Manager--Officers of SCI and Directors and Officers of the REIT Manager and Relevant Affiliates" for descriptions of the REIT Manager's executive officers.

ITEM 2. PROPERTIES

  The following tables set forth certain information as of December 31, 1996 with respect to SCI's properties owned as of December 31, 1996. No individual property, or group of properties operated as a single business unit, amounts to 10% or more of SCI's consolidated total assets at December 31, 1996 nor does the gross revenue from any such properties amount to 10% or more of SCI's consolidated gross revenues for the fiscal year ended December 31, 1996.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                            SCHEDULE OF PROPERTIES

                                                                    RENTABLE
                                                        PERCENTAGE   SQUARE                  ACCUMULATED   LONG-TERM
                              YEAR ACQUIRED      NO. OF OCCUPANCY   FOOTAGE   SCI INVESTMENT DEPRECIATION   MORTGAGE
                               OR COMPLETED      BLDGS.    (1)        (2)          (1)           (1)          DEBT
                              -------------      ------ ---------- ---------- -------------- ------------ ------------
OPERATING PROPERTIES
 OWNED
 AT DECEMBER 31, 1996
Atlanta, Georgia(3)
 Central/Atlanta........           1996             4    100.00%      347,560 $    3,281,344 $        --          None
 Chattahoochee..........           1996             4     80.12%      201,223      3,011,471          --          None
 I-20/West/Fulton.......     1994, 1995, 1996      36     89.04%    3,408,749     71,226,232    3,307,508         None
 I-85/Airport...........     1994, 1995, 1996      16     83.80%      882,142     33,141,381    1,630,927 $  1,857,136
 I-85/Northeast.........     1994, 1995, 1996      38     87.38%    3,001,318     81,282,227    3,349,515         None
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                   98     88.07%    7,840,992    191,942,655    8,287,950    1,857,136
                                                  ---    -------   ---------- -------------- ------------ ------------
Austin, Texas
 I-35/Central...........     1994, 1995, 1996      12     77.34%      648,939     22,835,073      670,915         None
 I-35/North/Mopac(4)....  1993, 1994, 1995, 1996   11     75.99%      781,104     30,113,937    1,656,403         None
 I-35/South.............     1994, 1995, 1996      12     78.59%      725,874     22,618,284    1,220,624         None
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                   35     77.27%    2,155,917     75,567,294    3,547,942         None
                                                  ---    -------   ---------- -------------- ------------ ------------

                                                    (See notes following table)

                                                                    RENTABLE
                                                        PERCENTAGE   SQUARE                  ACCUMULATED   LONG-TERM
                              YEAR ACQUIRED      NO. OF OCCUPANCY   FOOTAGE   SCI INVESTMENT DEPRECIATION   MORTGAGE
                               OR COMPLETED      BLDGS.    (1)        (2)          (1)           (1)          DEBT
                              -------------      ------ ---------- ---------- -------------- ------------ ------------
Birmingham, Alabama
 I-459/South/Perimeter..           1994             2    100.00%      606,850 $   17,005,120 $  1,284,623         None
 I-65/Oxmoor............           1994             4     85.66%      528,428     16,137,660    1,215,454 $  7,163,242
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                    6     93.33%    1,135,278     33,142,780    2,500,077    7,163,242
                                                  ---    -------   ---------- -------------- ------------ ------------
Charlotte, North
 Carolina
 I-77/Southwest(4)......           1994            13     91.14%    1,334,182     33,068,909    2,397,294    1,521,832
 I-85/Northeast.........     1994, 1995, 1996       6     76.75%      593,720     16,514,948      488,970         None
 I-85/Northwest.........           1994             2    100.00%      404,351      6,889,541      527,353         None
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                   21     89.01%    2,332,253     56,473,398    3,413,617    1,521,832
                                                  ---    -------   ---------- -------------- ------------ ------------
Chattanooga, Tennessee
 Amnicola Highway.......           1994             4    100.00%    1,075,872     13,901,151      888,768         None
 I-24/Tiftonia..........           1995             1    100.00%       72,000      1,157,660       50,649         None
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                    5    100.00%    1,147,872     15,058,811      939,417         None
                                                  ---    -------   ---------- -------------- ------------ ------------
Chicago, Illinois(3)
 Army Trail
  Corridor/Chicago......           1996             1    100.00%      177,615      7,547,799          --          None
 I-90/O'Hare............        1995, 1996         18     99.84%    2,064,372     61,594,581    1,139,458         None
 South Cook County......           1996             5    100.00%      541,090     12,231,707      117,347         None
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                   24     99.88%    2,783,077     81,374,087    1,256,805         None
                                                  ---    -------   ---------- -------------- ------------ ------------
Cincinnati, Ohio
 I-71/I-275.............           1995             1    100.00%       60,000      1,429,958       43,996         None
 I-74/West(5)...........           1994             1    100.00%      232,880      3,297,449      200,786    1,790,618(6)
 I-75/South-N. Kentucky.           1996             2     76.83%      492,507     11,606,459      169,274         None
 I-75/North/Cincinnati..     1994, 1995, 1996      25     91.97%    1,905,024     40,729,996    2,121,116         None
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                   29     90.07%    2,690,411     57,063,862    2,535,172    1,790,618
                                                  ---    -------   ---------- -------------- ------------ ------------
Columbus, Ohio
 I-270/East.............           1994             5     88.38%      566,345     11,789,398      665,768         None
 I-270/Southeast........           1994             1    100.00%      121,200      1,791,157      120,409         None
 I-270/West.............        1995, 1996          6    100.00%      833,248     17,858,220      727,857         None
 I-270/Southwest........           1996             3     61.96%      879,978     20,474,904      320,250         None
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                   15     83.32%    2,400,771     51,913,679    1,834,284         None
                                                  ---    -------   ---------- -------------- ------------ ------------
Dallas/Fort Worth, Texas
 I-30/Great
  Southwest(4)..........     1994, 1995, 1996      10     79.09%      832,358     18,517,006      658,291         None
 I-35/Stemmons
  Corridor(4)...........     1994, 1995, 1996      16     97.97%      808,059     15,746,226      634,966         None
 I-35 South/Fort Worth..           1996             1    100.00%       74,500      2,555,050        7,782         None
 I-635/Northgate(4).....        1994, 1996          5    100.00%      531,149     10,811,857      700,213         None
 I-635/Valwood..........        1995, 1996         18     84.80%    1,462,030     40,077,401      475,109         None
 I-635/DFW/Airport......           1996             1    100.00%      100,000      4,120,088       19,296         None
 I-820/North Fort Worth.     1994, 1995, 1996       4    100.00%      372,883      7,184,623      396,305         None
 Redbird/Loop 12........        1994, 1996          4    100.00%      604,776     11,509,989      219,360         None
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                   59     91.38%    4,785,755    110,522,240    3,111,322         None
                                                  ---    -------   ---------- -------------- ------------ ------------
Denver, Colorado
 I-70/Central...........           1993             1    100.00%       73,000      1,515,388      147,610         None
 I-70/Northeast(4)......    1992, 1993, 1994,      21     95.35%    2,504,255     55,675,336    5,055,892         None
                                1995, 1996
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                   22     95.48%    2,577,255     57,190,724    5,203,502         None
                                                  ---    -------   ---------- -------------- ------------ ------------
East Bay (San
 Francisco), California
 Hayward/San
  Leandro(4)(7).........        1993, 1994         38     93.64%    2,877,727    102,235,897    8,545,858   16,271,203(8)
 Tracy..................           1993             2    100.00%      159,000      5,780,995      491,826         None
                                                  ---    -------   ---------- -------------- ------------ ------------
                                                   40     93.97%    3,036,727    108,016,892    9,037,684   16,271,203
                                                  ---    -------   ---------- -------------- ------------ ------------

                                                     (See notes following table)

                                                                   RENTABLE
                                                       PERCENTAGE   SQUARE                  ACCUMULATED   LONG-TERM
                             YEAR ACQUIRED      NO. OF OCCUPANCY   FOOTAGE   SCI INVESTMENT DEPRECIATION   MORTGAGE
                              OR COMPLETED      BLDGS.    (1)        (2)          (1)           (1)          DEBT
                             -------------      ------ ---------- ---------- -------------- ------------ ------------
El Paso, Texas
 I-10/East/Vista Del       1991, 1993, 1994,      17     91.08%    2,046,202 $   51,303,853 $  3,159,631 $  6,902,299(9)
  Sol (4)..............        1995, 1996
 I-10/Lower Valley.....           1994             1    100.00%      108,125      2,273,261      145,004         None
 I-10/Northwest........     1992, 1993, 1994       4     93.42%      360,000      8,531,334      819,252         None
                                                 ---    -------   ---------- -------------- ------------ ------------
                                                  22     91.80%    2,514,327     62,108,448    4,123,887    6,902,299
                                                 ---    -------   ---------- -------------- ------------ ------------
Fort Lauderdale/Miami,
 Florida
 Airport West..........           1995             1    100.00%      124,000      5,144,224      128,553         None
 I-95/Hollywood(10)....           1995             1    100.00%      207,150      7,854,019      370,404         None
 I-95/North(5).........           1994             1    100.00%       93,475      4,745,559      291,610    2,565,445(6)
                                                 ---    -------   ---------- -------------- ------------ ------------
                                                   3    100.00%      424,625     17,743,802      790,567    2,565,445
                                                 ---    -------   ---------- -------------- ------------ ------------
Houston, Texas
 I-10/Central Business
  District.............           1995             1     85.65%      168,869      3,289,245      168,353         None
 I-10/West/Post Oak....     1993, 1994, 1996      24     92.13%    1,500,873     39,876,610    3,193,770         None
 I-610/East/Hobby......           1994             8     89.41%      515,328      9,425,137      663,853         None
 I-610/North...........     1993, 1994, 1995      19     97.88%    1,441,356     36,681,127    1,897,146         None
 Northwest /U.S. 290...  1993, 1994, 1995, 1996   16     78.63%    1,486,535     36,572,050    1,859,456         None
                                                 ---    -------   ---------- -------------- ------------ ------------
                                                  68     89.34%    5,112,961    125,844,169    7,782,578         None
                                                 ---    -------   ---------- -------------- ------------ ------------
Indianapolis, Indiana
 I-465/Northwest.......        1994, 1995         29     90.82%    2,567,175     75,463,730    2,757,170         None
 I-69/Northeast........           1995             1     71.78%      276,000      6,770,842      107,383         None
 I-70/East.............           1995             5     99.08%      382,400      6,678,300      236,400         None
 I-70/West.............     1994, 1995, 1996      12     96.77%      750,481     23,269,743      711,223         None
                                                 ---    -------   ---------- -------------- ------------ ------------
                                                  47     91.42%    3,976,056    112,182,615    3,812,176         None
                                                 ---    -------   ---------- -------------- ------------ ------------
Kansas City, Kansas/Missouri
 I-35/Overland Park....           1994             3    100.00%       90,163      3,644,156      254,436         None
 I-35/South Corridor...           1994             1    100.00%       99,197      2,256,909      139,076         None
 I-35/Wyandotte........        1994, 1996          2    100.00%      154,992      3,665,623      192,837         None
 I-70/Riverside........        1994, 1996         20     93.32%    1,056,184     36,870,385    2,162,558   17,996,239
                                                 ---    -------   ---------- -------------- ------------ ------------
                                                  26     94.96%    1,400,536     46,437,073    2,748,907   17,996,239
                                                 ---    -------   ---------- -------------- ------------ ------------
Las Vegas, Nevada
 Airport/Southwest.....           1996             5    100.00%      399,157     20,479,978      397,057    9,115,515
 I-15/North............     1994, 1995, 1996       5     79.15%      644,678     17,271,398      537,053      259,321
                                                 ---    -------   ---------- -------------- ------------ ------------
                                                  10     87.12%    1,043,835     37,751,376      934,110    9,374,836
                                                 ---    -------   ---------- -------------- ------------ ------------
Los Angeles/Orange
 County, California
 I-5/Mid-Counties......           1995             5    100.00%      551,311     20,034,826      719,230         None
 I-5/North-Central
  Orange County........           1996             2    100.00%    1,182,051     38,811,825      119,331         None
 I-5/South Orange
  County...............           1996             2    100.00%      139,968      5,905,615       66,335         None
 Irvine/Orange County
  Airport..............           1994             1    100.00%      100,000      4,341,162      246,149         None
                                                 ---    -------   ---------- -------------- ------------ ------------
                                                  10    100.00%    1,973,330     69,093,428    1,151,045         None
                                                 ---    -------   ---------- -------------- ------------ ------------
Louisville, Kentucky
 I-264/Riverport.......        1995, 1996          2    100.00%      623,900     10,727,002      172,510         None
                                                 ---    -------   ---------- -------------- ------------ ------------
                                                   2    100.00%      623,900     10,727,002      172,510         None
                                                 ---    -------   ---------- -------------- ------------ ------------
Memphis, Tennessee
 I-240/Southeast.......     1994, 1995, 1996      26     94.04%    2,805,776     50,691,604    2,192,799      420,870
                                                 ---    -------   ---------- -------------- ------------ ------------
                                                  26     94.04%    2,805,776     50,691,604    2,192,799      420,870
                                                 ---    -------   ---------- -------------- ------------ ------------

                                                     (See notes following table)

                                                                     RENTABLE
                                                         PERCENTAGE   SQUARE                  ACCUMULATED   LONG-TERM
                               YEAR ACQUIRED      NO. OF OCCUPANCY   FOOTAGE   SCI INVESTMENT DEPRECIATION   MORTGAGE
                                OR COMPLETED      BLDGS.    (1)        (2)          (1)           (1)          DEBT
                               -------------      ------ ---------- ---------- -------------- ------------ ------------
Nashville, Tennessee
 I-24/Southeast..........     1994, 1995, 1996      20     88.69%    1,937,467 $   38,622,026 $  2,040,378         None
 I-40/Southeast..........        1995, 1996          3    100.00%      154,500      4,588,863      199,889         None
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                    23     89.53%    2,091,967     43,210,889    2,240,267         None
                                                   ---    -------   ---------- -------------- ------------ ------------
New Jersey/I-95 Corridor
 Meadowlands.............           1996             1    100.00%      530,000     16,307,909      190,825         None
 Route 287/Exit 10 I-95..           1996             5    100.00%    1,210,472     31,719,050          --          None
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                     6    100.00%    1,740,472     48,026,959      190,825         None
                                                   ---    -------   ---------- -------------- ------------ ------------
Oklahoma City, Oklahoma
 I-40/Southwest..........        1993, 1994         10     93.41%      818,600     14,033,418    1,143,146         None
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                    10     93.41%      818,600     14,033,418    1,143,146         None
                                                   ---    -------   ---------- -------------- ------------ ------------
Orlando, Florida
 East
  Orlando/Titusville(10).           1994             1      0.00%       51,383      1,947,397      118,163 $  4,942,376(11)
 I-4/33rd Street(5)(10)..     1994, 1995, 1996       9    100.00%      489,891     13,724,910      531,002      933,626(6)(11)
 Orlando Central Park....           1994             2    100.00%      321,794      6,038,923      363,305         None
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                    12     94.05%      863,068     21,711,230    1,012,470    5,876,002
                                                   ---    -------   ---------- -------------- ------------ ------------
Phoenix, Arizona
 I-10/Central............     1993, 1994, 1995       4     81.97%      341,407      7,596,707      595,599         None
 I-10/West...............        1993, 1994         11     99.67%      602,329     12,085,250      994,078         None
 Tempe...................        1992, 1996          7     80.02%      647,607     19,384,060      939,869         None
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                    22     87.88%    1,591,343     39,066,017    2,529,546         None
                                                   ---    -------   ---------- -------------- ------------ ------------
Portland, Oregon
 I-5/Columbia Corridor...  1993, 1994, 1995, 1996   12     96.99%      732,423     22,725,091    1,200,441      119,093
 I-5/Wilsonville.........        1995, 1996          6     86.76%      379,000     13,995,462      301,277      161,072
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                    18     93.50%    1,111,423     36,720,553    1,501,718      280,165
                                                   ---    -------   ---------- -------------- ------------ ------------
Reno, Nevada
 I-80/Sparks.............  1993, 1994, 1995, 1996   15     84.22%    1,225,586     34,725,767    2,238,830         None
 US 395/Reno North.......           1996             2     46.88%      473,816     13,213,621          --          None
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                    17     73.81%    1,699,402     47,939,388    2,238,830         None
                                                   ---    -------   ---------- -------------- ------------ ------------
Rio Grande Valley, Texas
 I-77/Lower Valley.......           1995            13     96.61%      773,346     19,744,926      823,760    3,367,675
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                    13     96.61%      773,346     19,744,926      823,760    3,367,675
                                                   ---    -------   ---------- -------------- ------------ ------------
Salt Lake City, Utah
 I-15/Clearfield.........        1995, 1996          3    100.00%      932,708     19,953,876      470,840         None
 I-215/Central...........           1995             2     89.30%      299,000      8,859,636      280,888         None
 I-80/North..............     1994, 1995, 1996       2     68.50%      361,960     11,648,878      288,882         None
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                     7     90.84%    1,593,668     40,462,390    1,040,610         None
                                                   ---    -------   ---------- -------------- ------------ ------------
San Antonio, Texas
 I-10/Central Business
  District...............        1992, 1994          2     83.22%      147,751      3,529,689      347,903    1,186,370
 I-35/Central............  1992, 1993, 1994, 1995   22     99.45%    1,993,610     43,495,672    3,743,179         None
 I-35/North..............  1993, 1994, 1995, 1996   19     82.93%    1,121,437     30,820,573    1,768,174    1,885,565
 I-37/Central............        1994, 1995         11     98.19%      411,264     14,304,976      401,796         None
 I-410 East/San Antonio..           1996             6     96.53%      598,417     11,826,764      210,474         None
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                    60     94.02%    4,272,479    103,977,674    6,471,526    3,071,935
                                                   ---    -------   ---------- -------------- ------------ ------------
San Diego, California
 I-805/Miramar...........           1996             1    100.00%      200,000      7,184,378          --          None
 Rancho Bernardo/I-15....           1996             2     52.58%      144,875      6,079,390        1,748         None
                                                   ---    -------   ---------- -------------- ------------ ------------
                                                     3     80.08%      344,875     13,263,768        1,748         None
                                                   ---    -------   ---------- -------------- ------------ ------------

                                                     (See notes following table)

                                                                      RENTABLE
                                                          PERCENTAGE   SQUARE                  ACCUMULATED   LONG-TERM
                                YEAR ACQUIRED      NO. OF OCCUPANCY   FOOTAGE   SCI INVESTMENT DEPRECIATION   MORTGAGE
                                 OR COMPLETED      BLDGS.    (1)        (2)          (1)           (1)          DEBT
                                -------------      ------ ---------- ---------- -------------- ------------ ------------
Seattle, Washington
 I-405/Kent Valley.....           1994, 1995          5     96.81%      543,196 $   20,933,493 $    690,670 $     62,803
 I-5/Tacoma............              1996             3      0.00%      339,382     11,877,762          --          None
                                                    ---    -------   ---------- -------------- ------------ ------------
                                                      8     59.58%      882,578     32,811,255      690,670       62,803
                                                    ---    -------   ---------- -------------- ------------ ------------
South Bay (San Francis-
 co), California
 Fremont/Newark(7).....     1993, 1994, 1995, 1996   61     98.01%    2,520,608    169,679,244   11,431,225   22,500,974(8)
 I-880/North San Jose..              1994             5    100.00%      507,310     19,508,268    1,628,328         None
                                                    ---    -------   ---------- -------------- ------------ ------------
                                                     66     98.35%    3,027,918    189,187,512   13,059,553   22,500,974
                                                    ---    -------   ---------- -------------- ------------ ------------
Tampa, Florida(3)
 Airport/Tampa
  West(5)(10)..........        1994, 1995, 1996      24     82.13%      898,490     36,461,774    1,945,113   12,290,289(6)(11)
 I-4/Lakeland..........              1994             1    100.00%      247,018      6,791,284      498,444         None
 I-75/Tampa
  East(5)(10)..........        1994, 1995, 1996      28     97.90%    1,719,448     57,997,532    3,207,229   16,148,609(6)
 Pinellas/St. Peters-
  burg.................              1994             6    100.00%      103,632      2,701,741      155,206      982,562
                                                    ---    -------   ---------- -------------- ------------ ------------
                                                     59     93.38%    2,968,588    103,952,331    5,805,992   29,421,460
                                                    ---    -------   ---------- -------------- ------------ ------------
Tulsa, Oklahoma
 I-44/Broken Arrow Ex-
  pressway(5)..........           1993, 1994         10     99.99%      573,333     12,317,989      901,149      688,088(6)
                                                    ---    -------   ---------- -------------- ------------ ------------
                                                     10     99.99%      573,333     12,317,989      901,149      688,088
                                                    ---    -------   ---------- -------------- ------------ ------------
Washington,
 D.C./Baltimore
 I-395/Alexandria......              1996            12     95.96%      812,027     35,373,769    1,132,106         None
 I-66/Dulles...........              1996             5    100.00%      615,560     21,122,996      469,619         None
 I-695/Southwest.......           1995, 1996          6     69.18%      620,075     15,432,896      226,612    6,053,432
 I-95/Landover.........              1994             5     91.78%      384,349     16,465,138      930,032         None
 I-
  95/Northeast/Beltsville.           1994             3     84.30%      248,118     11,218,388      618,358         None
                                                    ---    -------   ---------- -------------- ------------ ------------
                                                     31     89.01%    2,680,129     99,613,187    3,376,727    6,053,432
                                                    ---    -------   ---------- -------------- ------------ ------------
Other Loca-
 tions(5)(10)(12)
 Other.................        1991, 1994, 1996       9     93.69%      761,267     19,819,814      742,336      828,103(6)
                                                    ---    -------   ---------- -------------- ------------ ------------
                                                      9     93.69%      761,267     19,819,814      742,336      828,103
                                                    ---    -------   ---------- -------------- ------------ ------------
   TOTAL OPERATING
    PROPERTIES OWNED AT
    DECEMBER 31, 1996..                             942     91.21%   80,556,110 $2,256,705,239 $109,147,224 $138,014,357
                                                    ===    =======   ========== ============== ============ ============

                                                     (See notes following table)

                                             RENTABLE    BUDGETED
                            YEAR OF           SQUARE   DEVELOPMENT  ACCUMULATED  LONG-TERM
                            EXPECTED  NO. OF  FOOTAGE      COST     DEPRECIATION  MORTGAGE
                           COMPLETION BLDGS.    (2)        (13)         (1)         DEBT
                           ---------- ------ --------- ------------ ------------ ----------
PROPERTIES UNDER DEVELOP-
 MENT
 AT DECEMBER 31, 1996
 (14)
Atlanta Georgia
 I-85/Northeast..........     1997       2     296,000 $  9,148,601     N/A            None
Charlotte, North Carolina
 I-85/Northeast..........     1997       2     191,000    6,136,984     N/A            None
Chicago, Illinois
 Army Trail
  Corridor/Chicago.......     1997       2     271,390   10,803,814     N/A            None
 I-90/O'Hare.............     1997       2     236,699   14,143,818     N/A            None
Cincinnati, Ohio
 I-75/North/Cincinnati...     1997       1      91,800    3,512,710     N/A      $  869,375
Dallas/Fort Worth, Texas
 I-30/Great Southwest....     1997       1     229,400    6,785,885     N/A            None
 I-635/Valwood...........     1997       3     159,485    5,973,494     N/A            None
East Bay (San Francisco),
 California
 Tracy...................     1997       2     180,600    5,849,318     N/A            None
Houston, Texas
 Northwest/U.S. 290......     1997       2     390,400   11,408,806     N/A            None
Indianapolis, Indiana
 I-70
  Southwest/Indianapolis.     1997       1     180,000    5,338,237     N/A            None
Kansas City,
 Kansas/Missouri
 I-70/Riverside..........     1997       2     136,694    5,818,899     N/A            None
Las Vegas, Nevada
 I-15/North..............     1997       2     199,583    7,202,090     N/A            None
 I-515/Henderson.........     1997       2     205,378    7,459,542     N/A            None
Los Angeles/Orange Coun-
 ty, California
 I-5/Mid-Counties........     1997       1      72,079    2,794,599     N/A            None
 I-5/South Orange County.     1997       4     526,850   24,196,296     N/A            None
Nashville, Tennessee
 I-24/Southeast..........     1997       1     162,000    4,628,338     N/A            None
Orlando, Florida
 Orlando Central Park....     1997       1     141,620    4,421,014     N/A            None
Portland, Oregon
 I-5/Columbia Corridor...     1997       2     218,400    8,243,432     N/A         249,787
 Sunset Corridor.........     1997       5     312,200   15,579,615     N/A            None
Rio Grande Valley, Texas
 I-77/Lower Valley.......     1997       1     144,000    4,199,512     N/A            None
Salt Lake City, Utah
 I-215/Central...........     1997       1     385,769   15,445,556     N/A            None
San Antonio, Texas
 I-35/North..............     1997       1     244,800    6,596,954     N/A            None
Seattle, Washington
 I-405/Kent Valley.......     1997       1     152,727    6,706,927     N/A         131,428
Tampa, Florida
 I-75/Tampa East.........     1997       1     150,400    4,726,822     N/A            None
Washington,
 D.C./Baltimore
 I-395/Alexandria........     1997       1     152,135    6,327,795     N/A            None
 I-66/Dulles.............     1997       1     159,655    6,429,620     N/A            None
 I-95/Corridor...........     1997       2     307,194   11,067,505     N/A            None
                                       ---   --------- ------------              ----------
   TOTAL PROPERTIES UNDER
    DEVELOPMENT
    AT DECEMBER 31, 1996
    (14).................               47   5,898,258 $220,946,183              $1,250,590
                                       ===   ========= ============              ==========

                                                     (See notes following table)

                                                          SCI     ACCUMULATED  LONG-TERM
                                               ACREAGE INVESTMENT DEPRECIATION MORTGAGE
                               YEAR ACQUIRED     (2)      (1)         (1)        DEBT
                               -------------   ------- ---------- ------------ ---------
LAND HELD FOR DEVELOPMENT
 AT DECEMBER 31, 1996
Atlanta, Georgia
 I-20/West/Fulton...........        1994         49.6  $2,247,448     N/A          None
 I-85/Airport...............        1996         24.7   1,805,112     N/A          None
 I-85/Northeast.............        1995          7.1     785,912     N/A          None
Austin, Texas
 I-35/Central...............     1994, 1996      21.5   1,061,140     N/A          None
 I-35/North/Mopac...........        1994         20.4   1,311,509     N/A          None
 I-35/South.................        1996          4.2     588,259     N/A          None
Charlotte, North Carolina
 I-85/Northeast.............  1994, 1995, 1996   23.7   1,599,051     N/A          None
Chicago, Illinois
 Army Trail
  Corridor/Chicago..........        1996         12.1   1,596,852     N/A          None
 I-90/O'Hare................        1996          7.7   2,871,385     N/A          None
Cincinnati, Ohio
 I-75/North/Cincinnati......        1996         36.5   2,250,018     N/A      $377,615
Columbus, Ohio
 I-270/Southeast............  1994, 1995, 1996   37.3   1,228,646     N/A          None
 I-270/West.................        1996         13.8     581,619     N/A          None
Dallas/Fort Worth, Texas
 I-30/Great Southwest.......        1996         16.3   1,538,724     N/A          None
 I-635/Valwood..............     1995, 1996      19.5   1,534,213     N/A          None
 I-635/DFW/Airport..........        1996          4.8     415,061     N/A          None
Denver, Colorado
 I-70/ Northeast............        1994         12.3   1,145,319     N/A          None
East Bay (San Francisco),
 California
 Tracy......................        1996         12.6   1,517,032     N/A          None
El Paso, Texas
 I-10/East/Vista Del Sol....        1993         65.2   3,588,265     N/A          None
 I-10/Northwest.............     1991, 1992     156.3   6,307,932     N/A          None
Fort Lauderdale/Miami, Flor-
 ida
 I-95/Hollywood.............        1996         50.2   8,419,054     N/A          None
Houston, Texas
 Northwest/U.S. 290.........        1993         46.6   2,062,410     N/A          None
Indianapolis, Indiana
 I-69/Northeast.............        1994          6.1     491,036     N/A          None
 I-
  70/Southwest/Indianapolis.        1996         46.0   2,622,641     N/A          None
Las Vegas, Nevada
 I-15/North.................     1993, 1995      36.8   3,020,239     N/A       293,677
 I-515/Henderson............     1995, 1996      26.2   2,962,252     N/A          None
Los Angeles/Orange County,
 California
 I-5/South Orange County....     1995, 1996      52.0  11,524,032     N/A          None
Louisville, Kentucky
 I-264/Riverport............        1996         15.3     586,359     N/A          None
Nashville, Tennessee
 I-24/Southeast.............        1996         33.7     865,713     N/A          None
Orlando, Florida
 Orlando Central Park.......        1996         51.8   4,037,206     N/A          None
Phoenix, Arizona
 Tempe......................     1992, 1996      20.6   2,575,507     N/A          None
Portland, Oregon
 Sunset Corridor............        1996         21.3   2,234,695     N/A          None
Reno, Nevada
 US 395/Reno North..........        1995         17.8   2,210,466     N/A          None
Rio Grande Valley, Texas
 I-77/Lower Valley..........        1995         14.8     438,913     N/A          None

                                                     (See notes following table)

                                                   BUDGETED                  ACCUMULATED   LONG-TERM
                                         ACREAGE DEVELOPMENT  SCI INVESTMENT DEPRECIATION   MORTGAGE
                           YEAR ACQUIRED   (2)    COST (13)        (1)           (1)          DEBT
                           ------------- ------- ------------ -------------- ------------ ------------
Salt Lake City, Utah
 I-215/Central...........      1996         30.9          N/A $    2,771,875          N/A         None
 I-80/North..............   1994, 1995      27.3          N/A      1,819,648          N/A         None
San Antonio, Texas
 I-35/Central............      1994         10.0          N/A        976,583          N/A         None
 I-35/North..............      1996         30.7          N/A      2,790,054          N/A         None
 I-410 East/San Antonio..      1996         16.6          N/A      1,303,133          N/A         None
San Diego, California
 Rancho Bernardo/I-15....      1995          9.2          N/A      1,939,253          N/A         None
Seattle, Washington
 I-405/Kent Valley.......      1994          6.2          N/A      1,247,937          N/A $     15,804
South Bay (San Francis-
 co), California
 Fremont/Newark..........      1996         27.2          N/A      6,033,914          N/A         None
Tampa, Florida
 I-75/Tampa East.........      1995         74.3          N/A      5,324,040          N/A         None
Washington, DC/Baltimore
 I-395/Alexandria........      1994         12.6          N/A      1,295,901          N/A         None
 I-95/Corridor...........      1996         43.4          N/A      5,789,959          N/A         None
                                         -------              --------------              ------------
   TOTAL LAND HELD FOR
    DEVELOPMENT
    AT DECEMBER 31, 1996.                1,273.2              $  109,316,317              $    687,096
                                         =======              ==============              ============
LAND SUBJECT TO FIXED
 PRICE OPTIONS OR
 RIGHTS OF FIRST REFUSAL
 AT DECEMBER 31, 1996
OPTIONS
-------
Chicago, Illinois
 South Cook County.......                    4.0          N/A            N/A          N/A         None
Cincinnati, Ohio
 I-75/South-N. Kentucky..                   20.5          N/A            N/A          N/A         None
Columbus, Ohio
 I-270/Southeast.........                   39.4          N/A            N/A          N/A         None
East Bay (San Francisco),
 California
 Tracy...................                  333.2          N/A            N/A          N/A         None
El Paso, Texas
 I-10/East/Vista Del Sol.                   44.5          N/A            N/A          N/A         None
Las Vegas, Nevada
 I-15/North..............                   26.4          N/A            N/A          N/A         None
Louisville, Kentucky
 I-264/Riverport.........                   22.4          N/A            N/A          N/A         None
South Bay (San Francis-
 co), California
 Fremont/Newark..........                   23.0          N/A            N/A          N/A         None
Tampa, Florida...........
 I-75/Tampa East ........                    1.8          N/A            N/A          N/A         None
                                         -------
   TOTAL OPTIONS AT DE-
    CEMBER 31, 1996......                  515.2
                                         =======
RIGHTS OF FIRST REFUSAL
-----------------------
Indianapolis, Indiana
 I-70
  Southwest/Indianapolis.                   15.1          N/A            N/A          N/A         None
South Bay (San Francis-
 co), California
 Fremont/Newark..........                   21.8          N/A            N/A          N/A         None
                                         -------
   TOTAL RIGHTS OF FIRST
    REFUSAL
    AT DECEMBER 31, 1996.                   36.9
                                         =======
   TOTAL OPTIONS AND
    RIGHTS OF FIRST
    REFUSAL AT DECEMBER
    31, 1996.............                  552.1
                                         =======
   GRAND TOTAL AT DECEM-
    BER 31, 1996.........                        $220,946,183 $2,366,021,556 $109,147,224 $139,952,043
                                                 ============ ============== ============ ============

                                                     (See notes following table)

--------
n/aNot Applicable
(1) Percentage Occupancy is as of December 31, 1996 for operating properties owned at December 31, 1996. Operating properties at December 31, 1996 includes recently completed development properties in initial lease-up (3.7 million square feet completed in the fourth quarter of 1996) which impacts the overall occupancy percentage at December 31, 1996. SCI Investment is as of December 31, 1996 for operating properties owned and land held for development at December 31, 1996. Depreciation is determined using the straight-line method over 30 years for buildings acquired, over 40 years for buildings developed and over 10 years for tenant improvements.
(2) Square footage is shown for operating properties and properties under development; acreage is shown for land held for future development and land subject to fixed price options and rights of first refusal.
(3) In January 1997, SCI sold five buildings: a 177,615 square foot building in Chicago with a historical cost of $7.6 million, a 14,985 square foot building in Tampa with a historical cost of $474,000 and three buildings in Atlanta totalling 81,223 square feet with historical costs totalling $1.5 million.
(4) In the Austin, Charlotte, Dallas, Denver, East-Bay (San Francisco) and El Paso markets, an aggregate of 1,603,295 square feet are owned through SCI limited Partnership-II, of which SCI is general partner and owns 97.4%. The square footage and investment included in the table represent 100% of the property owned by the partnership.
(5) In the Cincinnati, Fort Lauderdale/Miami, Orlando, Tampa, Tulsa markets and two other locations, 1,988,639 square feet are owned through SCI Limited Partnership-IV, of which SCI IV, Inc., a wholly owned subsidiary of SCI, is the general partner and owns 96.4%. The square footage and investment included in the table represent 100% of the property owned by the partnership.
(6) Includes 1,988,639 square feet owned by SCI Limited Partnership-IV pledged to secure four long-term mortgage notes totalling $36,024,577 as of December 31, 1996.
(7) In the East Bay (San Francisco) and South Bay (San Francisco) markets, 3,890,745 square feet are owned through SCI Limited Partnership-I, of which SCI is the general partner and owns 68.7%. The square footage and investment included in the table represent 100% of the property owned by the partnership.
(8) Includes 1,205,420 square feet owned by SCI Limited Partnership-I pledged to secure four long-term mortgage notes totalling $27,894,694 as of December 31, 1996.
(9) Includes 144,000 square feet owned by SCI Limited Partnership-II pledged to secure long-term mortgage notes totalling $2,664,229 as of December 31, 1996.
(10) In Fort Lauderdale/Miami, Orlando, Tampa, San Antonio and one other location, 1,182,971 square feet are owned through SCI Limited Partnership-III, including 80,000 square feet owned in co-tenancy with an unrelated third party. SCI is the general partner of SCI Limited Partnership-III and owns 75.6%. The square footage and investment included in the table represent 100% of the property owned by the partnership.
(11) Includes 272,864 square feet (of which 80,000 square feet are owned in co-tenancy) owned by SCI Limited Partnership-III pledged to secure four long-term mortgage notes totalling $5,145,140 as of December 31, 1996.
(12) Includes 136,000 square feet in which SCI has a 70.0% joint venture interest. The square footage and investment included in the table represent 100% of the property owned by the partnership.
(13) Represents the total budgeted development costs for properties under development, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than costs incurred to date.
(14) Includes 1,380,489 square feet in the design and permitting stage.

 Geographic Distribution

  Substantially all of SCI's properties are located in 36 target market cities. The table below demonstrates the geographic distribution of SCI's equity real estate investments as of December 31, 1996 and 1995. This chart does not include land held for future development, which was less than 5% of assets, based on cost at December 31, 1996 and 1995.

                                 DECEMBER 31, 1996               DECEMBER 31, 1995
                          ------------------------------- -------------------------------
                          NUMBER OF  PERCENTAGE OF ASSETS NUMBER OF  PERCENTAGE OF ASSETS
                          PROPERTIES   BASED ON COST(1)   PROPERTIES   BASED ON COST(1)
                          ---------- -------------------- ---------- --------------------
Atlanta, Georgia........     100              8.08%           79              8.50%
Austin, Texas...........      35              3.05            28              3.22
Birmingham, Alabama.....       6              1.34             6              1.73
Charlotte, North Caroli-
 na.....................      23              2.53            21              2.97
Chattanooga, Tennessee..       5              0.61             5              0.78
Chicago, Illinois.......      28              4.29             4              0.79
Cincinnati, Ohio........      30              2.44            25              2.57
Columbus, Ohio..........      15              2.10            12              2.16
Dallas/Fort Worth, Tex-
 as.....................      63              4.98            45              3.69
Denver, Colorado........      22              2.31            21              2.64
East Bay (San Francis-
 co), California........      42              4.60            40              5.58
El Paso, Texas..........      22              2.51            23              3.35
Fort Lauderdale/Miami,
 Florida................       3              0.72             3              0.89
Houston, Texas..........      70              5.54            66              6.24
Indianapolis, Indiana...      48              4.74            46              5.51
Kansas City,
 Kansas/Missouri........      28              2.11            24              2.21
Las Vegas, Nevada.......      14              2.12             8              1.51
Los Angeles/Orange Coun-
 ty, California.........      15              3.88            10              3.86
Louisville, Kentucky....       2              0.43             1              0.21
Memphis, Tennessee......      26              2.05            16              1.73
Nashville, Tennessee....      24              1.93            22              2.20
New Jersey/I-95 Corri-
 dor....................       6              1.94            --                --
Oklahoma City, Oklahoma.      10              0.57            10              0.70
Orlando, Florida........      13              1.05            11              1.00
Phoenix, Arizona........      22              1.58            21              2.03
Portland, Oregon........      25              2.44            18              1.96
Reno, Nevada............      17              1.93            17              2.74
Rio Grande Valley, Tex-
 as.....................      14              0.97            13              0.96
Salt Lake City, Utah....       8              2.26             7              2.37
San Antonio, Texas......      61              4.46            52              4.57
San Diego, California...       3              0.54             3              0.78
Seattle, Washington.....       9              1.59             5              1.00
South Bay (San Francis-
 co), California........      66              7.64            63              9.29
Tampa, Florida..........      60              4.39            60              5.56
Tulsa, Oklahoma.........      10              0.50            10              0.63
Washington,
 D.C./Baltimore.........      35              4.98            19              3.70
Other...................       9              0.80             5              0.37
                             ---            ------           ---            ------
    Total...............     989(2)         100.00%          819(3)         100.00%
                             ===            ======           ===            ======

--------
(1) Includes properties under development at their budgeted total development costs, rather than costs incurred to date.
(2) Includes 47 buildings under development.
(3) Includes 68 buildings under development.

  Consistent with SCI's strategy to build a critical mass in the three key target markets of Chicago, Los Angeles and the New Jersey/I-95 corridor, the combined percentage of real estate investments for these markets to SCI's total real estate investments, increased from 4.65% at December 31, 1995 to 10.11% at December 31, 1996.

THE PARTNERSHIPS

  SCI's intention is to own substantially all properties directly; however, to facilitate certain strategic acquisitions, SCI has completed four transactions which involved the formation of the partnerships described below. At December 31, 1996, SCI owned directly or indirectly 68.7%, 97.4%, 75.6% and 96.4% of SCI Limited Partnership-I, SCI Limited Partnership-II, SCI Limited Partnership-III and SCI Limited Partnership-IV, respectively (collectively, the "Partnerships"). The properties owned through SCI Limited Partnership-I cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchanges, which restriction could adversely affect SCI's ability to strategically reconfigure the portion of its investment assets represented by this Partnership. There are no restrictions on the sale of properties held by SCI Limited Partnership-II, SCI Limited Partnership-III or SCI Limited Partnership-IV. SCI views all assets acquired as long-term investments but will only agree to partnership resale restrictions where the assets acquired are of such strategic quality that SCI anticipates that there will be no change in investment strategy with respect to such assets through the duration of the restriction. SCI may acquire additional properties through partnerships in the future.

  The Partnerships have been organized as Delaware limited partnerships. Generally, pursuant to the Partnership agreements, SCI, as the sole general partner in each of the Partnerships other than SCI Limited Partnership-IV, in which a wholly owned subsidiary of SCI is the sole general partner, has full responsibility for the management and control of the Partnerships, and the limited partners have no authority to transact business for, or, except as described below, participate in the management decisions of, the Partnerships. However, any decision to amend certain provisions of the applicable Partnership agreement, to dissolve a Partnership prior to the term set forth in the applicable Partnership agreement or to enter into certain extraordinary transactions where the limited partners would not receive the same consideration as shareholders of SCI, would require the consent of all limited partners. Pursuant to the Partnership agreements, SCI or its wholly owned subsidiary, as the case may be, may not voluntarily withdraw from the applicable Partnership or transfer or assign its interests in the Partnership without the consent of all of the limited partners thereto. The limited partners may freely transfer their Partnership units to affiliates, provided that such transfer does not cause a termination of the Partnership for federal income tax purposes and does not cause SCI to cease to comply with requirements under the Internal Revenue Code of 1986, as amended (the "Code"), for qualification as a REIT. Each of the Partnership agreements grants to limited partners the right to exchange their Partnership units for Common Shares, subject to the conditions described below.

 Distinction from Other REIT Partnerships

  The Partnerships differ from partnerships recently formed by other REITs (which are commonly referred to as UPREITs) in that:

  . A substantial majority of the limited partners were previously unaffiliated with SCI, thus the Partnership transactions were negotiated on an arms' length basis;

  . None of the limited partners have a controlling influence over SCI, which is the sole general and managing partner of each of the Partnerships other than SCI Limited Partnership-IV, in which a wholly owned subsidiary of SCI is the sole general partner;

  . SCI or its wholly-owned subsidiary, as the case may be, has sole discretion as to the disposition of assets held in the Partnerships, subject to one Partnership's requirement that for the foreseeable future all dispositions be through tax-deferred exchanges, as to which SCI has sole discretion; and

  . SCI is not restricted from acquiring properties outside the Partnerships and intends to own a majority of its assets directly, so that no conflict of interests exists with respect to future acquisitions.

13.9% of SCI's real estate is owned by the following partnerships:

 SCI Limited Partnership-I

  In connection with the formation of SCI Limited Partnership-I, certain previously unaffiliated parties (including Mr. Lyons) agreed to contribute certain properties to this Partnership in exchange for the issuance by such Partnership of approximately 4,520,533 Partnership units. In exchange for the Partnership units, the limited partners contributed the following properties:
(i) 1,704,333 square feet of industrial property in SCI's San Francisco (South Bay Area), California target market; and (ii) 2,186,572 square feet in SCI's San Francisco (East Bay Area), California target market. The foregoing properties had an aggregate purchase price to SCI of $190 million.

  The Partnership agreement governing SCI Limited Partnership-I grants limited partners the right to consent to (i) the sale or other disposition of any property of the Partnership (other than through a tax-deferred exchange or a pledge to secure a financing) or (ii) the incurrence of any indebtedness (other than loans which SCI may make to the Partnership for capital requirements). The requirement for the consent of the limited partners in connection with a sale or other disposition of a property expires upon the earlier to occur of the 30th anniversary of the date of the Partnership agreement or the date on which 75% of the Partnership units outstanding have been exchanged for Common Shares. Limited partners are entitled to exchange each Partnership unit for up to one Common Share. A maximum of 4,520,531 Common Shares were so issuable effective as of January 1, 1995. On May 31, 1996, SCI filed a registration statement to register the resale of 4,520,531 Common Shares issuable upon exchange of SCI Limited Partnership-I units. The registration statement was declared effective on June 29, 1996. Additionally, the limited partners are entitled to receive fully cumulative quarterly distributions per Partnership unit equal to the quarterly distributions payable in respect of Common Shares. In the event that the Partnership sells any of its properties, limited partners are entitled to a pro rata distribution of the net proceeds of such sale, with a corresponding downward adjustment in the number of Common Shares for which a unit may be exchanged. Each limited partner has agreed that, from and after the time that such limited partner has exercised its right to exchange a Partnership unit for a Common Share and for a period of four years after the date of the Partnership agreement, the limited partner will not, during any calendar year, sell Common Shares owned by the limited partner if such sale would exceed 33% of the aggregate number of Partnership units and Common Shares outstanding on the date of the Partnership agreement. All cash flow available after payment of distributions to limited partners will be distributed to SCI, as general partner.

 SCI Limited Partnership-II

  In exchange for approximately 645,867 Partnership units, the limited partners of SCI Limited Partnership-II contributed the following properties:
(i) 437,542 square feet of industrial property in SCI's Dallas/Fort Worth, Texas target market; (ii) 217,504 square feet in SCI's Austin, Texas target market; (iii) 132,605 square feet in SCI's San Francisco (East Bay Area), California target market; (iv) 51,750 square feet in SCI's Denver, Colorado target market; (v) 493,894 square feet in SCI's Charlotte, North Carolina target market; and (vi) 270,000 square feet in SCI's El Paso, Texas target market. The foregoing properties had an aggregate purchase price to SCI of $45.5 million. None of the limited partners of SCI Limited Partnership-II is affiliated with SCI or the REIT Manager.

  The Partnership agreement governing SCI Limited Partnership-II granted to limited partners the right to exchange each Partnership unit for a Common Share beginning on February 15, 1995. On May 19, 1995, SCI filed a registration statement to register the resale of 955,864 Common Shares issuable upon exchange of SCI Limited Partnership-II Partnership units and such registration statement was declared effective on June 26, 1995. Through December 31, 1996, limited partners had exchanged 555,654 of their Partnership units in SCI Limited Partnership-II for 555,651 Common Shares (and cash payments for partial units). As a result of these conversions, SCI's general partnership interest increased from 81.2% to 97.4% and 90,213 limited partnership units remain outstanding in SCI Limited Partnership-II. Limited partners are also entitled to fully cumulative quarterly distributions equal to the quarterly distributions paid in respect of a Common Share and any unpaid distributions will bear interest at prime plus 1%. Until the 10th anniversary of the date of the Partnership agreement, upon any exchange of Partnership units for Common Shares, limited partners are entitled to receive all cumulated and unpaid distributions (together with interest thereon). After the 10th anniversary of the date of the Partnership agreement, limited partners are not entitled to receive cumulated and unpaid distributions (or interest thereon) upon any exchange of Partnership units for Common Shares unless the fair market value of a Common Share for which a unit is exchangeable is less than 110% of the amount paid by a partner for a unit. All cash flow available after payment of distributions to limited partners will be distributed to SCI, as general partner. In the event that the Partnership sells any of its properties, SCI as general partner is entitled to a distribution of all net proceeds from such sale.

SCI Limited Partnership-III and SCI Limited Partnership-IV

  On October 28, 1994, SCI acquired $91.7 million of additional properties and related assets through two Partnerships, SCI Limited Partnership-III and SCI Limited Partnership-IV. SCI Limited Partnership-IV contained approximately $70 million of properties and related assets at December 31, 1996, and is structured as a distinct entity to maintain the credit rating of the secured notes assumed by such Partnership. A total of 583,512 limited partnership units were issued by these two Partnerships to certain previously unaffiliated parties (including Mr. Schwartz). SCI contributed $35.4 million of cash to these Partnerships in 1994 to retire debt, pay part of the aggregate property purchase price, make capital improvements and pay closing costs. $47.1 million of mortgage debt was assumed by these Partnerships. During 1995, SCI contributed an additional $11.9 million to SCI Limited Partnership-III for property acquisitions which increased SCI's general partnership interest from 50.4% to 71.8%.

  During 1996, SCI Limited Partnership-III disposed of a 160,000 square foot building in Tampa, Florida and, in a Section 1031 exchange, acquired three properties in San Antonio, Texas totalling 281,600 square feet. SCI contributed $4.2 million for the San Antonio, Texas property acquisition which increased SCI's general partnership interest from 71.8% to 75.6%. Also during 1996, SCI Limited Partnership-IV sold a 42,240 square feet building in Saginaw, Michigan. The sale proceeds and SCI's contribution of $150,000 were used to purchase a 4.15 acre land parcel in Dallas, Texas, in a Section 1031 exchange. The general partnership interest of SCI IV, Inc., a wholly-owned subsidiary of SCI, changed from 96.36% to 96.38 % as a result of this transaction.

  The Partnership agreements for these Partnerships are substantially similar to the Partnership agreement governing SCI Limited Partnership-II and permit holders of limited partnership units to exchange each unit for a Common Share beginning on October 29, 1995. SCI or its wholly owned subsidiary, as the case may be, as general partner, has complete discretion and control with respect to all management matters, including disposition of assets, except for certain restrictions on the retirement of assumed debt.

  Limited partners are entitled to fully cumulative quarterly distributions equal to the quarterly distributions paid in respect of a Common Share and any unpaid distributions will bear interest at prime plus 1%. Until the 10th anniversary of the date of the Partnership agreements, upon any exchange of Partnership units for Common Shares, limited partners are entitled to receive all cumulated and unpaid distributions (together with interest thereon). After the 10th anniversary of the date of the Partnership agreements, limited partners are not entitled to receive cumulated and unpaid distributions (or interest thereon) upon any exchange of Partnership units for Common Shares unless the fair market value of a Common Share for which a unit is exchangeable is less than 110% of the amount paid by a limited partner for a unit. All cash flow available after payment of distributions to limited partners will be distributed to SCI or its wholly owned subsidiary, as the case may be, as general partner. In the event that the Partnerships sell any of their respective properties, SCI or its wholly owned subsidiary, as the case may be, as general partner, is entitled to a distribution of all net proceeds from such sale, except (during the first 10 years of the Partnerships only) to the extent of unpaid distributions and interest thereon.

ITEM 3. LEGAL PROCEEDINGS

  SCI from time to time may be a party to a variety of legal proceedings arising in the ordinary course of its business. Such matters generally are not expected to have a material adverse effect on SCI's business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  SCI's Common Shares are listed on the NYSE under the symbol "SCN." The following table sets forth the high and low sale prices of the Common Shares as reported in the NYSE Composite Tape, and distributions per Common Share, for the periods indicated.

                                                   HIGH     LOW   DISTRIBUTIONS
                                                  ------- ------- -------------
      1995:
        First Quarter............................ $17 3/4 $15 1/4   $0.23375(1)
        Second Quarter...........................  17 1/2  14 1/2    0.23375
        Third Quarter............................  16 1/2  15        0.23375
        Fourth Quarter...........................  17 5/8  16        0.23375
      1996:
        First Quarter............................ $18 7/8 $16 1/2   $0.2525(2)
        Second Quarter...........................  18      16 7/8    0.2525
        Third Quarter............................  18 1/4  16 7/8    0.2525
        Fourth Quarter...........................  22 1/2  17 7/8    0.2525
      1997:
        First Quarter (through February 27,
         1997)................................... $22 1/4 $19 7/8   $0.2675(3)

--------
(1) Declared in the fourth quarter of 1994 and paid in the first quarter of 1995.
(2) Declared in the fourth quarter of 1995 and paid in the first quarter of 1996.
(3) Declared in the fourth quarter of 1996 and paid in the first quarter of 1997.

  On February 21, 1997, SCI had approximately 97,706,709 Common Shares outstanding, which were held of record by approximately 1,100 shareholders.

  SCI, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. SCI's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting SCI to retain funds for capital improvements and other investments while funding its distributions.

  SCI announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 1996 Board meeting, the Board announced a projected increase in the annual distribution level from $1.01 to $1.07 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of SCI.

  For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed SCI's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in the Common Shares, it will generally be treated as gain from the sale or exchange of that shareholder's Common Shares. SCI annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions paid in 1995 and 1994 on the Common Shares and the estimated taxability for 1996:

                                                             YEAR ENDED DECEMBER
                                                                     31,
                                                             -------------------
                                                              1996   1995  1994
                                                             ------ ------ -----
      Per Common Share:
        Ordinary Income..................................... $0.879 $0.692 $0.67
        Capital Gains.......................................    --     --    --
        Return of Capital...................................  0.131  0.243  0.18
                                                             ------ ------ -----
          Total............................................. $ 1.01 $0.935 $0.85
                                                             ====== ====== =====

  Under federal income tax rules, SCI's earnings and profits are first allocated to its Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares, which increases the portion of the Common Shares distribution classified as return of capital. The portion of distributions characterized as return of capital results primarily from the excess of distributions over earnings primarily because noncash charges such as depreciation are added to earnings in determining distribution levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Result of Operations."

  For federal income tax purposes, the following summary reflects the estimated taxability of dividends paid on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares for the periods prior to 1996 and the estimated taxability for 1996:

                                                           DATE OF ISSUANCE TO
                                              1996          DECEMBER 31, 1995
                                       ------------------- -------------------
      Per Series A Preferred Share:
        Ordinary Income...............       $ 2.35               $1.24
        Capital Gains.................          --                  --
                                             ------               -----
          Total.......................       $ 2.35               $1.24
                                             ======               =====
                                       DATE OF ISSUANCE TO
                                        DECEMBER 31, 1996
                                       -------------------
      Per Series B Preferred Share:
        Ordinary Income...............       $ 1.50
        Capital Gains.................          --
                                             ------
          Total.......................       $ 1.50
                                             ======
      Per Series C Preferred Share:
        Ordinary Income...............       $ 0.57
        Capital Gains.................          --
                                             ------
          Total.......................       $ 0.57
                                             ======

  SCI's tax return for the year ended December 31, 1996 has not been filed, and the taxability information for 1996 is based upon the best available data. SCI's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of distributions is subject to change.

DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

  In March 1995, SCI adopted a Dividend Reinvestment and Share Purchase Plan (the "Plan"). The Plan allows holders of Common Shares the opportunity to acquire additional Common Shares by automatically reinvesting distributions. Common Shares are acquired pursuant to the Plan at a price equal to 98% of the market price of such Common Shares, without payment of any brokerage commission or service charge. The Plan also allows participating shareholders to purchase a limited number of additional Common Shares at 98% of the market price of such Common Shares, by making optional cash payments, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive distributions as declared.

ITEM 6. SELECTED FINANCIAL DATA

  The following tables set forth selected financial data for SCI. Such summary financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included or incorporated by reference in this report (amounts in thousands, except per share data).

                                     YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------
                            1996        1995        1994       1993     1992
                         ----------  ----------  ----------  --------  -------
OPERATING DATA:
  Rental Income......... $  227,000  $  153,879  $   70,609  $  9,963  $ 1,592
  Series A Preferred
   Share Dividends......     12,690       6,698         --        --       --
  Series B Preferred
   Share Dividends (1)..     12,066         --          --        --       --
  Series C Preferred
   Share Dividends (2)..      1,139         --          --        --       --
  Net Earnings (Loss)
   Attributable to
   Common Shares........     53,460      42,015      25,101     4,412      (59)
  Common Share
   Distributions........ $   85,340  $   64,445  $   37,698  $  7,001  $   390
PER SHARE DATA:
  Net Earnings (Loss)
   Attributable to
   Common Shares........ $     0.63  $     0.61  $     0.57  $   0.47  $ (0.06)
  Series A Preferred
   Share Dividends......       2.35        1.24         --        --       --
  Series B Preferred
   Share Dividends (1)..       1.50         --          --        --       --
  Series C Preferred
   Share Dividends (2)..       0.57
  Common Share
   Distributions........ $     1.01  $    0.935  $     0.85  $   0.75  $  0.45
  Weighted Average
   Common Shares
   Outstanding..........     84,504      68,924      44,265     9,334      930
OTHER DATA:
  Net Cash Provided by
   Operating Activities  $  136,201  $  100,154  $   47,222  $ 12,084  $   865
  Net Cash Used in
   Investing Activities.   (665,878)   (628,795)   (631,871) (260,780) (31,549)
  Net Cash Provided by
   Financial Activities     512,212     529,606     599,382   254,770   31,032
  Funds from Operations
   Attributable to
   Common Shares (3).... $  116,890  $   84,060  $   46,307  $  7,189  $   499
                                           DECEMBER 31,
                         -----------------------------------------------------
                            1996        1995        1994       1993     1992
                         ----------  ----------  ----------  --------  -------
BALANCE SHEET DATA:
  Income Producing Real
   Estate Owned, at
   Cost................. $2,274,684  $1,622,404  $1,073,026  $354,436  $35,114
  Land Held for
   Development..........    109,316      60,363      42,147    21,667    5,886
  Total Assets..........  2,462,306   1,833,972   1,194,937   401,855   42,253
  Mortgage Notes
   Payable..............    139,952     145,276     144,262    40,109      --
  Long-Term Debt........    524,191     324,527         --        --       --
  Total Liabilities.....    805,933     639,040     350,607   141,618    1,684
  Minority Interest.....     56,984      58,741      66,555    50,786      --
  Total Shareholders'
   Equity............... $1,599,389  $1,136,191  $  777,775  $209,451  $40,569
  Number of Common
   Shares Outstanding...     93,677      81,416      64,587    19,762    4,111

--------
(1) Series B Preferred Shares were not issued until February 1996.
(2) Series C Preferred Shares were not issued until November 1996.
(3) SCI believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from sales of depreciated property and changes in accounts receivable and accounts payable. For an explanation of Funds from Operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and

   Results of Operations--Funds from Operations." Funds from Operations should not be considered as an alternative to net income or any other generally accepted accounting principles ("GAAP") measurement of performance as an indicator of SCI's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. In January 1995, SCI changed to a more conservative policy of expensing the amortization of loan costs in determining Funds from Operations. For comparability, prior period amounts have been restated to conform to this policy. The Funds from Operations measure presented by SCI may not be comparable to similarly titled measures of other REITs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with SCI's financial statements and the notes thereto included in Item 14 of this report.

  The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which SCI operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. SCI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include: (i) changes in general economic conditions in its target markets that could adversely affect demand for SCI's properties and the creditworthiness of SCI's customers, (ii) changes in financial markets and interest rates that could adversely affect SCI's cost of capital and its ability to meet its financing needs and obligations, and (iii) those factors discussed below. These are representative of the Future Factors that could affect the outcome of the forward-looking statements.

OVERVIEW

  SCI's operating results depend primarily upon net operating income from distribution properties, which is substantially influenced by (i) the demand for and supply of distribution properties in SCI's target market cities, (ii) the pace and economic returns at which SCI can acquire and develop additional distribution properties, and (iii) the extent to which SCI can sustain improved market performance as measured by lease rates and occupancy. SCI's target market cities and submarkets have benefitted substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. SCI believes its ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of management, including the SCI National Operating System(TM), which includes acquisition and development personnel, and presence in local markets. The REIT Manager is a subsidiary of Security Capital Group, SCI's largest shareholder. As a result of 1996 acquisitions and developments, SCI's rentable square footage increased by 22.1 million square feet or 37.8% to 80.6 million square feet as of December 31, 1996 from 58.5 million square feet as of December 31, 1995. As of December 31, 1996, the portfolio was 93.35% leased. SCI expects that its ability to acquire and develop distribution properties at favorable economic returns will continue through 1997. Over the longer term, SCI expects master-planned, full service distribution park developments to constitute an increasing percentage of SCI's growth. Additionally, SCI Development Services Incorporated ("SCI Development Services") (see "--Results of Operations--Other Real Estate Income") is expected to contribute recurring income in subsequent periods. As of December 31, 1996, 1.2 million square feet of SCI's 5.9 million square feet under development consisted of build-to-suits representing a total expected investment of $47.4 million.

  SCI frequently acquires properties which are underleased and develops properties which are not fully leased at the start of construction, which reduces SCI's overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by SCI and 12 months after shell completion for properties developed by SCI) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing occupancies on acquired and developed properties during their initial months of operations resulting in an occupancy rate of 96.27% for stabilized properties owned as of December 31, 1996. The average increase in rental rates for new and renewed leases on previously leased space during 1996 was 13.0%. As leases are renewed or new leases are acquired, SCI expects most lease rates on renewals or new leases to increase in 1997. These factors should improve SCI's results of operations. Capital and credit market conditions which affect SCI's cost of equity and debt capital may influence future growth in operating results.

  No assurance can be given that expected trends for 1997 in leasing rates, occupancy rates and economic returns on acquired and developed properties will be realized. There are risks associated with SCI's development and acquisition activities which include: development and acquisition opportunities explored by SCI may be abandoned; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although SCI undertakes a thorough evaluation of the physical condition of each new project before it is acquired, certain defects or necessary repairs may not be detected until after the project is acquired, which could increase SCI's total acquisition cost. The occurrence of any of the events described above could adversely affect SCI's ability to achieve its projected returns on acquisitions and projects under development and could hinder SCI's ability to make expected distributions.

RESULTS OF OPERATIONS

 1996 COMPARED TO 1995

  Net earnings attributable to Common Shares increased by $11.5 million or 27.4% to $53.5 million in 1996 from $42.0 million in 1995. The increase in net earnings is principally due to increased distribution properties in operation, resulting from 1996 and 1995 acquisition and development activity.

  Net earnings are expected to increase in subsequent periods due to the acquisition and development of additional operating properties and the continued increase in the stabilized portfolio rental rates and the pre-stabilized portfolio rental rates and occupancy.

  Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI has acquired and developed 942 operating properties totalling 80.6 million square feet from its inception through December 31, 1996 at a historical cost of $2.3 billion. Projected 1997 property level earnings before interest, taxes, depreciation and amortization ("EBITDA") for these properties is 10.63% of SCI's aggregate cost. Aggregate cost for the properties includes the purchase price, closing costs and budgeted capital improvements and marketing costs prior to stabilization (and all development costs, in the case of developed properties). Projected EBITDA is based on current lease rates for stabilized properties and current market rates for properties being stabilized and anticipated operating expenses. EBITDA does not represent and should not be substituted for net earnings as defined by GAAP and is not indicative of cash flows from operations or that cash flows are sufficient to fund all cash needs. No assurance can be given that projected levels of EBITDA will be achieved by these properties nor that future acquisitions and developments will achieve the same level of EBITDA relative to SCI's investment basis. The EBITDA measure presented by SCI may not be comparable to similarly titled measures of other REITs.

 Rental Revenues

  Rental revenues for 1996 increased by $73.1 million or 47.5% to $227.0 million, as compared to $153.9 million for 1995. Of this increase, $27.8 million was generated by the 181 properties acquired in 1995, $11.5 million was generated by the 49 developments completed in 1995, $18.6 million was generated by the 111 properties acquired in 1996, and $12.9 million was generated by the 86 developments completed in 1996. The remaining $2.3 million increase was attributable to revenue increases in the 526 properties owned at January 1, 1995. The revenue increase in properties owned at January 1, 1995 was due to an increase in their average occupancy level from 94.33% for 1995 to 95.69% for 1996 and increased rental rates on leases signed on previously occupied space.

 Other Real Estate Income

  Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from build-to-suit customers generated to a large extent by SCI Development Services. SCI Development Services develops build-to-suit distribution space facilities or works on a fee basis for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. SCI Development Services is expected to generate recurring income in subsequent periods. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. The activities of SCI Development Services are consolidated with SCI. SCI Development Services pays federal and state taxes at the applicable corporate rate.

 Interest Income

  Interest income for 1996 decreased $604,000 from 1995, primarily resulting from the investment of lower average balances of cash and cash equivalents in interest bearing accounts in 1996 as compared to 1995.

 Rental Expenses

  Rental expenses, net of recoveries, increased by $8.2 million or 44.3% to $26.7 million in 1996 from $18.5 million in 1995. The increase in rental expenses is primarily attributable to 1995 and 1996 acquisitions and developments, which increased SCI's rentable square footage by 19.4 million square feet in 1995 and 22.1 million square feet in 1996, to 80.6 million square feet as of December 31, 1996 from 39.1 million square feet as of December 31, 1994.

 Interest Expense

  Interest expense increased by $6.8 million or 21.3% to $38.8 million in 1996 from $32.0 million in 1995. Total interest capitalized increased by $7.5 million or 87.2% to $16.1 million in 1996 from $8.6 million in 1995. The increase in interest expense was principally caused by the issuance of $325 million in Senior Notes during 1995 and the issuance of $200 million in additional Senior Notes in May 1996. (See "--Liquidity and Capital Resources"). The capitalized interest increase is attributable to increased development activity in 1996.

 REIT Management Fee

  The REIT Management fee paid by SCI is based on SCI's cash flow (as defined in the REIT Management Agreement, see "--REIT Management Agreement") before the REIT Management fee and therefore increased in 1996 as compared to 1995 because cash flow increased substantially. As SCI arranges amortizing, fixed rate, long-term unsecured debt and nonconvertible preferred share financing as more fully described in "--Liquidity and Capital Resources" below, the REIT Management fee will effectively decline in proportion to SCI's Funds from Operations because regularly scheduled principal payments or their imputed equivalent, as defined in such agreement, associated with the long-term debt and distributions actually paid with respect to any nonconvertible preferred shares are deducted from the cash flow amount on which the REIT Management fee is based. See "-- REIT Management Agreement."

 Other Expense

  Other expense increased by $0.7 million or 31.8% to $2.9 million in 1996 from $2.2 million in 1995. Other expenses consist of land holding costs and acquisition and build-to-suit pursuit cost write-offs. Land holding costs were $1.5 million in 1996 compared to $1.1 million in 1995, and acquisition and build-to-suit pursuit cost write-offs were $1.4 million in 1996 compared to $1.1 million in 1995. The increase is principally the result of the increased acreage and value in land holdings and an increase in the amount of build-to-suit activity.

 Preferred Share Dividends

  In June 1995, SCI issued $135.0 million of Series A Preferred Shares that are entitled to receive an annual dividend of $2.35 per share (equivalent to an annual dividend rate of 9.4% of the liquidation preference), which amounted to $12.7 million in 1996 compared to $6.7 million for the period from the June 1995 issue date through December 31, 1995. In February 1996, SCI issued $201.3 million of Series B Preferred Shares that are entitled to receive an annual dividend of $1.75 per share (equivalent to an annual dividend rate of 7% of the liquidation preference), which amounted to $12.1 million for the period from the February 1996 issue date through December 31, 1996. On November 13, 1996, SCI issued $100.0 million of Series C Preferred Shares that are entitled to receive an annual dividend of $4.27 per share (equivalent to an annual dividend rate of 8.54% of the liquidation preference) which amounted to $1.1 million for the period from the November 1996 issue date to December 31, 1996. The preferred share dividends will increase the percentage of the Common Share distributions that constitutes a non-taxable return of capital.

 1995 COMPARED TO 1994

  Net earnings attributable to Common Shares increased by $16.9 million or 67.3% to $42.0 million in 1995 from $25.1 million in 1994. The increase in net earnings was principally due to increased distribution properties in operation, increased rental rates and increased occupancies. Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI had acquired and developed operating properties with an aggregate cost of $1.7 billion from its inception through December 31, 1995. As a result of 1995 acquisition and development activity, SCI's rentable square footage increased by 19.4 million square feet or 49.6% to 58.5 million square feet as of December 31, 1995 from 39.1 million square feet as of December 31, 1994.

 Rental Revenues

  Rental revenues for 1995 increased by $83.3 million or 118% to $153.9 million, as compared to $70.6 million for 1994. Of this increase, $51.9 million was generated by the 346 properties acquired in 1994, $3.5 million was generated by the 15 developments completed in 1994, $19.2 million was generated by the 181 properties acquired in 1995 and $6.9 million was generated by the 49 developments completed in 1995. The remaining $1.8 million increase was attributable to revenue increases in the 164 properties owned at January 1, 1994. The revenue increase in properties owned at January 1, 1994 was due to an increase in their average occupancy level from 93.32% for 1994 to 95.42% for 1995 and increased rental rates on leases signed on previously occupied space.

 Other Real Estate Income

  Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income generated to a large extent by SCI Development Services. SCI Development Services develops build-to-suit distribution space facilities or works on a fee basis for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. The activities of SCI Development Services are consolidated with SCI. SCI Development Services pays federal and state taxes at the applicable corporate rate.

 Interest Income

  Interest income for 1995 increased $632,000 from 1994, primarily resulting from the investment of higher average balances of cash and cash equivalents. The higher average balances were the result of increased cash flow from operations and cash provided by 1995 financing activities.

 Rental Expenses

  Rental expenses, net of recoveries, increased by $11.3 million or 157% to $18.5 million in 1995 from $7.2 million in 1994. The increase in rental expenses is primarily attributable to 1994 and 1995 acquisitions and developments.

 Interest Expense

  Interest expense increased by $24.4 million or 321% to $32.0 million in 1995 from $7.6 million in 1994. Total interest capitalized increased by $6.4 million or 291% to $8.6 million in 1995 from $2.2 million in 1994. The increase in interest expense was principally caused by higher outstanding balances on SCI's line of credit and the 1995 issuance of $325 million in Senior Notes (See "--Liquidity and Capital Resources"). The capitalized interest increase is attributable to increased development activity in 1995.

 REIT Management Fee

  The REIT Management fee paid by SCI is based on SCI's cash flow (as defined in the REIT Management Agreement, see "--REIT Management Agreement") before the REIT Management fee and therefore increased in 1995 as compared to 1994 because cash flow increased substantially. As SCI arranges amortizing, fixed rate, long-term unsecured debt and nonconvertible preferred share financing as more fully described in "--Liquidity and Capital Resources" below, the REIT Management fee will effectively decline in proportion to SCI's Funds from Operations because regularly scheduled principal payments or their imputed equivalent, as defined in such agreement, associated with the long-term debt and distributions actually paid with respect to any nonconvertible preferred shares are deducted from the cash flow amount on which the REIT Management fee is based. See "--REIT Management Agreement."

 Other Expense

  Other expense increased by $1.0 million or 83% to $2.2 million in 1995 from $1.2 million in 1994. Other expenses consist of land holding costs and acquisition and build-to-suit pursuit cost write-offs. Land holding costs were $1.1 million in 1995 compared to $625,000 in 1994, and acquisition and build-to-suit pursuit cost write-offs were $1.1 million in 1995 compared to $594,000 in 1994. The increase is principally the result of the increased acreage and value in land holdings and a substantial increase in the amount of build-to-suit activity.

 Preferred Share Dividend

  In June 1995, SCI issued $135 million of Series A Preferred Shares that are entitled to receive an annual dividend of $2.35 per share (equivalent to an annual dividend rate of 9.4% of the liquidation preference), which amounted to $6.7 million for the period from the June 21, 1995 issue date through December 31, 1995. The preferred share dividends will increase the percentage of the Common Share distributions that constitutes a non-taxable return of capital.

ENVIRONMENTAL MATTERS

  SCI did not experience any environmental condition on its properties which materially adversely affected its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities increased by $36.0 million or 35.9% from $100.2 million in 1995 to $136.2 million in 1996, primarily as a result of increased properties in operation. Cash used in investing activities increased from $628.8 million in 1995 to $665.9 million in 1996. Cash provided by financing activities decreased to $512.2 million in 1996 compared to $529.6 million in 1995. Cash provided by financing activities for 1996 consisted primarily of $199.6 million of proceeds from the May 1996 long-term debt offering, $289.4 million of net proceeds from the sale of the Series B and Series C Preferred Shares and $210.8 million of net proceeds from SCI's rights offering of Common Shares, less $42.4 million net repayment of the line of credit. Cash provided by financing activities for 1995 consisted primarily of $324.5 million of proceeds from long-term debt offerings, $130.4 million of net proceeds from the sale of Series A Preferred Shares and $249.7 million of net proceeds from SCI's Common Shares rights offering, less $79.0 million net repayment of the line of credit. Additionally, distributions paid to common and preferred shareholders and to minority interests were $116.5 million in 1996 compared to $76.2 million in 1995, and mortgage payments were $23.4 million in 1996 compared to $13.7 million in 1995.

  On February 7, 1997, SCI completed a public offering of 4,025,000 Common Shares. Net proceeds to SCI after underwriting discounts and offering costs were $80.4 million.

  In November 1996, SCI established a $200.0 million Medium-Term Note program. Under such program, SCI may offer up to $200.0 million in Medium-Term Notes, Series A, due nine months or more from the date of issue. Each note will bear interest at a fixed rate or at a variable rate determined by reference to an interest rate formula and will be issued either as an Amortizing Note or as an Original Issue Discount Note.

  On February 4, 1997, SCI issued $100.0 million of Series A 2015 Notes under its Medium-Term Note program. The Series A 2015 Notes will bear interest at 7.81%, payable semi-annually on February 1 and August 1, commencing August 1, 1997. Installments of principal will be paid annually on each February 1, commencing February 1, 2010, in the following amounts: $20 million in 2010, $15 million in 2011, $15 million in 2012, $20 million in 2013, $20 million in 2014 and $10 million in 2015. The Series A 2015 Notes have a weighted average life to maturity of 15.35 years. The average effective interest cost is 7.73%, including all costs associated with the offering plus $1.7 million in proceeds received on January 31, 1997 in connection with two interest rate protection agreements entered into in August and November 1996 in anticipation of the debt offering. Both the August 1996 and the November 1996 interest rate protection agreements were in the form of a forward treasury lock agreement with an investment bank. The August agreement included a notional principal amount of $30.0 million and a reference price of 99.653 on the thirty year Treasury Bond. The November agreement included a notional principal amount of $50.0 million and a reference price of 101 29/32 on the ten year Treasury Note. The settlement date on both contracts was January 31, 1997.

  On November 13, 1996, SCI issued 2,000,000 Series C Preferred Shares. The Series C Preferred Shares have a liquidation preference of $50.00 per share for an aggregate liquidation preference of $100 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series C Preferred Shares issued were $97.1 million. Holders of the Series C Preferred Shares are entitled only to limited voting rights under certain conditions. Holders of the Series C Preferred Shares are entitled to receive, when, as and if declared by the Board, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8.54% of the liquidation preference per annum (equivalent to $4.27 per share), payable quarterly in arrears on the last day of March, June, September and December of each year. On or after November 13, 2026 the Series C Preferred Shares may be redeemed for cash at the option of SCI. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares. The Series C Preferred Shares rank on a parity with the Series A Preferred Shares and the Series B Preferred Shares with respect to payment of distributions and amounts upon liquidation. In anticipation of the Series C Preferred Share offering, an interest rate swap agreement was entered into on October 31, 1996 with a termination date of November 11, 1996. The notional principal amount was $90.0 million with a fixed rate of 6.707% payable by SCI in exchange for a floating rate equal to the bid yield-to-maturity on the 6% U.S. Treasury Bond due February 15, 2026. SCI paid $224,721 to terminate the swap agreement on November 11, 1996.

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

  On May 17, 1996, SCI issued $50 million of Senior Notes due 2002 (the "2002 Notes"), $100 million of Senior Notes due 2008 (the "2008 Notes"), and $50 million of Senior Notes due 2016 (the "2016 Notes"), and together with the 2002 Notes and the 2008 Notes, (the "May 1996 Notes"). The 2002 Notes bear interest at 7.25% per annum and require annual principal payments of $12.5 million, commencing May 15, 1999. The 2008 Notes bear interest at 7.95% per annum and require annual principal payments of $25 million, commencing May 15, 2005. The 2016 Notes bear interest at 8.65% per annum and require aggregate annual principal payments of $5 million, commencing 2010 through 2013, $7.5 million in 2014, $10 million in 2015, and $12.5 million in 2016. In order to lock in interest rates for the 2016 Notes prior to pricing of such Notes, SCI entered into an interest rate protection agreement in the form of a forward treasury lock agreement with an investment bank on May 9, 1996. The agreement included a determination date of May 15, 1996 and a settlement date of May 16, 1996. The notional amount was $50 million with a reference price of 97.203. On the pricing date of May 14, 1996, the forward treasury lock agreement was unwound at a price of 99.375 and SCI paid $1.086 million in settlement. The lower interest rate obtained on the pricing date of May 14, 1996 plus the $1.086 million settlement payment resulted in SCI achieving the equivalent of the rate that was locked in on May 9, 1996 for the 2016 Notes. In order to hedge a portion of the 2008 Notes prior to pricing such Notes, SCI entered into an interest rate swap agreement with an investment bank on May 9, 1996. The agreement included an effective date of May 15, 1996 and termination date of May 15, 2006. The notional amount of the interest rate swap agreement was $50 million. On May 14, 1996, the interest rate swap agreement was terminated and SCI paid $837,000 in settlement. The lower interest rate obtained on the pricing date of May 14, 1996 plus the $837,000 settlement resulted in SCI achieving an interest rate which approximated market interest rates on May 9, 1996 for a portion of the 2008 Notes. Collectively, the May 1996 Notes originally had an average life to maturity of 10.8 years and an average effective interest cost, inclusive of offering discounts, issuance costs and the interest rate protection agreements of 8.41% per annum.

  On February 21, 1996 and February 26, 1996, SCI issued a total of 8,050,000 Series B Preferred Shares. The Series B Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $201.3 million plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are entitled only to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per Common Share (equivalent to a conversion rate of 1.282 Common Shares for each Series B Preferred Share), subject to adjustment in certain circumstances. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distributions on the Common Shares, or portion thereof, into which a Series B Preferred Share is convertible. Such distributions will equal the number of Common Shares, or portion thereof, into which a Series B Preferred Share is convertible. Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of March, June, September and December of each year. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. The Series B Preferred Shares rank on a parity with the Series A Preferred Shares and the Series C Preferred Shares with respect to payment of distributions and amounts upon liquidation.

  On September 29, 1995 and October 3, 1995, SCI completed a $250.0 million public offering and issued a total of 16,260,163 Common Shares at a price of $15.375 per Common Share in conjunction with a rights offering.

  On June 21, 1995, SCI issued 5,400,000 Series A Preferred Shares. The Series A Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $135.0 million plus any accrued and unpaid dividends. The net proceeds (after underwriting commissions and other offering costs) of the Series A Preferred Shares issued were $130.4 million. Holders of the Series A Preferred Shares are entitled only to limited voting rights under certain conditions. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9.4% of the liquidation preference per annum (equivalent to $2.35 per share). The Series A Preferred Shares are redeemable at the option of SCI on or after June 21, 2000. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares. The Series A Preferred Shares rank on a parity with the Series B Preferred Shares and the Series C Preferred Shares with respect to payment of distributions and amounts upon liquidation.

  On May 16, 1995, SCI issued $75 million of Senior Notes due 2009 (the "May 2009 Notes"), $17.5 million of Senior Notes due 2001 (the "2001 Notes"), $17.5 million of Senior Notes due 2000 (the "2000 Notes") and $15 million of Senior Notes due 1998 (the "1998 Notes" and, together with the May 2009 Notes, the 2001 Notes and the 2000 Notes, the "May 1995 Notes"). The May 2009 Notes bear interest at 7.875% per annum and require annual principal payments of $9.375 million, commencing May 15, 2002. The 2001 Notes, 2000 Notes and 1998 Notes bear interest at 7.30%, 7.25% and 7.125% per annum, respectively, with the principal payable at maturity. Collectively, the May 1995 Notes originally had an average life to maturity of 8.2 years and an average effective interest cost, inclusive of offering discounts and issuance costs, of 7.92% per annum.

  On March 2, 1995, SCI issued $150 million of Senior Notes due 2009 (the "March 2009 Notes") and $50 million of Senior Notes due 2015 (the "2015 Notes" and, together with the March 2009 Notes, the "March 1995 Notes"). The March 2009 Notes bear interest at 8.72% per annum and require annual principal payments of $18.75 million, commencing March 1, 2002. The 2015 Notes bear interest at 9.34% per annum and require aggregate annual principal payments of $5 million in 2010, $6.25 million in 2011, $7.5 million in 2012, $8.75 million in 2013, $10 million in 2014 and $12.5 million in 2015. Collectively, the March 1995 Notes originally had an average life to maturity of 12.38 years and an average effective interest cost, inclusive of offering discounts and issuance costs, of 9.04% per annum.

  All of the foregoing Notes (the Series A 2015 Notes, the May 1996 Notes, the May 1995 Notes and the March 1995 Notes) are redeemable at any time at the option of SCI, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. Such Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between SCI and State Street Bank and Trust Company, as trustee.

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40% and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. As of December 31, 1996, SCI was in compliance with all such debt covenants.

  SCI has a line of credit agented by NationsBank in the amount of $350 million. The line of credit, as amended and restated effective May 2, 1996, bears interest at SCI's option at either (a) the greater of the federal funds rate plus 0.5% and prime or (b) LIBOR plus 1.25%, based upon SCI's current senior debt rating, and is scheduled to mature in May 1998. This line may be extended annually for an additional year with the approval of NationsBank and the Bank Group. If the Bank Group elects not to extend the line of credit, at SCI's election, the facility will either (a) convert to a three year term note, or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth

(as defined) of at least $1.0 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.4 to 1. As of December 31, 1996, SCI was in compliance with these debt covenants. As of February 26, 1997 no borrowings were outstanding on SCI's line of credit.

  From inception through December 31, 1996, SCI had invested $2.3 billion for the acquisition and development of 942 operating distribution properties. These acquisitions and developments were financed with cash on hand, the issuance of limited partnership units, the assumption of existing mortgage debt and borrowings under SCI's line of credit which were repaid with the proceeds of SCI's equity and debt offerings.

  At December 31, 1996, SCI had $220.9 million of budgeted development cost for developments in process, of which $106.6 million was unfunded. SCI expects to finance construction, development and acquisitions primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. When issuing debt, SCI intends primarily to arrange fully amortizing, fixed rate, 10-year to 20-year debt to finance additional acquisitions and developments. To a lesser extent, under certain circumstances, SCI may arrange for debt with different maturities in order to optimize its debt maturity schedule.

  SCI utilizes derivative instruments in anticipation of future financing transactions in order to manage well defined interest rate risk. Through hedging, SCI can effectively manage the risk of increases in interest rates on future debt issuances. In anticipation of debt offerings in 1997, on November 20, 1996, SCI entered into a forward treasury lock agreement on $26.0 million of U.S. Treasuries maturing August 15, 2026 at a base price of 103.453. This contract terminates on July 15, 1997 and effectively fixes the thirty year Treasury Bond at a rate of 6.56%. SCI also entered into a swap agreement (the "Transaction") on November 20, 1996 which becomes effective on July 15, 1997, has a notional principal amount of $30.0 million, and requires SCI, as the counterparty, to pay a fixed rate of 6.61% on the notional amount in exchange for a floating rate equal to the three month LIBOR rate for a ten year term. At the option of SCI, the Transaction can be early terminated from and including the effective date of July 15, 1997. If SCI does not exercise its option to early terminate the agreement as of January 15, 1998, the Transaction will early terminate, cancel, and cash settle on that date. As of February 26, 1997, the fair value of these open contracts totaled $2.1 million.

  SCI considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet SCI's acquisition, development, operating, debt service and shareholder distribution requirements.

  SCI's current distribution policy is to pay quarterly distributions to shareholders based upon what the Board and the REIT Manager consider to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings.

  Pursuant to the terms of the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares (the "Preferred Shares"), SCI is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares. The Preferred Share dividends do not reduce the amount SCI has budgeted for Common Share distributions, but do increase the percentage of the Common Share distribution that constitutes a non-taxable return of capital.

  Net cash flow provided by operating activities was $136.2 million for 1996, compared to $100.2 million for 1995, and $47.2 million for 1994. The primary differences between the periods relate to new property acquisitions and development completions as described under "--Results of Operations" above. SCI's investment activities used approximately $665.9 million, $628.8 million and $631.9 million of cash in 1996, 1995 and 1994, respectively. After deducting distributions to shareholders, SCI's financing activities provided net cash flow of $512.2 million, $529.6 million and $599.4 million for 1996, 1995 and 1994, respectively.

FUNDS FROM OPERATIONS

  Funds from Operations attributable to Common Shares increased $32.8 million or 39.0% to $116.9 million in 1996 from $84.1 million in 1995. SCI believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as changes in accounts receivable and accounts payable. Funds from Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance, as an indicator of SCI's operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The Funds from Operations measure presented by SCI may not be comparable to other similarly titled measures of other REITs.

  Funds from Operations represents SCI's net earnings (computed in accordance with GAAP) before minority interest and before gains/losses on disposition of depreciated property, plus depreciation and amortization. In January 1995, SCI changed to a more conservative policy of expensing loan cost amortization in determining Funds from Operations. For comparability, Funds from Operations has been restated to give effect to this policy as if it had been in effect in prior years.

                      STATEMENT OF FUNDS FROM OPERATIONS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        1996    1995     1994
                                                      -------- -------  -------
Net earnings attributable to Common Shares........... $ 53,460 $42,015  $25,101
  Add (Deduct):
    Depreciation and amortization....................   59,850  39,767   18,169
    Minority interest................................    3,326   3,331    2,992
    (Gain)/loss on disposition of depreciated real
     estate..........................................       29  (1,053)     --
    Other............................................      225     --        45
                                                      -------- -------  -------
Funds from Operations attributable to Common Shares.. $116,890 $84,060  $46,307
                                                      ======== =======  =======

REIT MANAGEMENT AGREEMENT

  Effective December 1, 1991, SCI entered into an agreement (as amended and restated, the "REIT Management Agreement") pursuant to which the REIT Manager assumed the day-to-day management of SCI. On January 22, 1997, SCI announced that it had received a proposal from Security Capital Group, SCI's largest shareholder and owner of the REIT Manager and Client Services, to exchange the REIT Manager and Client Services for Common Shares. As a result of the transaction, SCI would become an internally managed REIT, and Security Capital Group would remain SCI's largest shareholder. The Board has formed a special committee comprised of independent Trustees to review the proposed transaction. The transaction is subject to approval by the special committee and the full Board. If the Board approves the transaction, a proxy statement, subject to review by the Securities and Exchange Commission, will be mailed to SCI shareholders prior to a shareholder vote on the proposed transaction. See "Item 1. Business--Security Capital Industrial Trust."

  The REIT Management Agreement requires SCI to pay a base annual fee of approximately 16% of cash flow as defined in the REIT Management Agreement.
See "Item 1. Business--The REIT Manager" for a description of the services included in the REIT Management fee. Cash flow is calculated by reference to SCI's cash flow from operations, plus (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of SCI and (iii) 33% of any interest paid by SCI on convertible subordinated debentures (of which there are currently none); and, after deducting actual or imputed regularly scheduled principal and interest payments for long-term debt and distributions actually paid with respect to non-convertible preferred shares of beneficial interest, such as the Series A Preferred Shares and Series C Preferred Shares. The REIT Management Agreement provides that the Notes described above under "--Liquidity and Capital Resources" will be treated as having regularly scheduled principal and interest payments like a 20-year level monthly payment, fully amortizing mortgage, and the imputed principal and interest payments are deducted from cash flow in determining the fee. The REIT Management fee calculation includes a portion of the interest on convertible debt because of the equity characteristics represented by the conversion feature of such debt. SCI does not currently plan to issue any convertible debt. Cash flow does not include interest and dividend income from SCI Development Services, realized gains from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of 0.20% per year on the average daily balance of cash equivalent investments.

  Total real estate operating, general and administrative costs will increase due to SCI's larger asset size following each security offering, as well as unforeseen changes which may occur. REIT Management fees paid by SCI will increase if cash flow of SCI, as defined in the REIT Management Agreement, increases, including such increases that may relate to increases in SCI's assets. SCI does not expect its other operating costs and expenses to increase except as a result of inflation, market conditions or other factors over which the REIT Manager has no control. Operating costs for particular items, however, may be increased if they are expected to result in greater decreases in other expenses or increases in revenues from SCI assets. For example, land holding costs and pursuit cost write-offs fluctuate in relation to SCI's acquisition and development activity.

  SCI is obligated to reimburse the REIT Manager for all expenses incurred by the REIT Manager on behalf of SCI relating to SCI's operations, primarily including third party legal, accounting, property development and similar fees paid on behalf of SCI, and travel expenses incurred in seeking financing, property acquisitions, property development, property sales, attending SCI Board and shareholder meetings and similar activities on behalf of SCI. Under the REIT Management Agreement, the REIT Manager or any of its affiliates are not precluded from rendering services to other investors, including other REITs, even if such investors compete with SCI. Since the REIT Manager is a wholly-owned subsidiary of SCI's largest shareholder, the REIT Manager has no intention of rendering services to investors who compete with SCI.

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

  To better serve national companies and enable SCI to exclusively meet all of their distribution space needs, SCI Development Services develops build-to-suit distribution space facilities or works on a fee basis for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. Under a separate agreement, the REIT Manager provides SCI Development Services with day-to-day management for a fee based on 16% of SCI Development Services' pre-tax cash flow, including gains and losses realized on property sales. The fee incurred by SCI Development Services for 1996 was approximately $1.3 million, which is included in SCI's consolidated REIT Management fee expense of $21.5 million. Dividends and interest paid by SCI Development Services to SCI are excluded from SCI's cash flow for determining the REIT Management fee paid by SCI.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  SCI's Consolidated Balance Sheets as of December 31, 1996 and 1995, its Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1996, Notes to Consolidated Financial Statements and Schedule III--Real Estate and Accumulated Depreciation, together with the reports of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 8 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding SCI's executive officers and executive officers of the REIT Manager, see "Item 1. Business--Officers of SCI and Directors and Officers of the REIT Manager and Relevant Affiliates." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in SCI's definitive proxy statement for its 1997 annual meeting of shareholders (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Trustee Compensation" and "SCI Officers" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

    (a) Financial Statements and Schedules:

      1. Financial Statements:

              See Index to Consolidated Financial Statements and Schedule on page 54 of this report, which is incorporated herein by reference.

      2. Financial Statement Schedules:

              Schedule III.

      All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

      3. Exhibits:

              See Index to Exhibits on pages 96 to 99 of this report, which is incorporated herein by reference.

    (b) Reports on Form 8-K: The following report on Form 8-K was filed during the last quarter of the period covered by this report:

            DATE                  ITEM REPORTED                   FINANCIAL STATEMENTS
            ----                  -------------                   --------------------
      November 15, 1996               5, 7                                 No

    (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 96 to 99 of this report, which is incorporated herein by reference.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                                            PAGE
                                                                            ----
Security Capital Industrial Trust:
  Report of Independent Public Accountants.................................  55
  Consolidated Balance Sheets..............................................  56
  Consolidated Statements of Operations....................................  57
  Consolidated Statements of Cash Flows....................................  58
  Consolidated Statements of Shareholders' Equity..........................  59
  Notes to Consolidated Financial Statements...............................  60
  Report of Independent Public Accountants.................................  76
  Schedule III--Real Estate and Accumulated Depreciation...................  77

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust:

  We have audited the accompanying consolidated balance sheets of Security Capital Industrial Trust and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Industrial Trust and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
February 10, 1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,
                                                        ----------------------
                        ASSETS                             1996        1995
                        ------                          ----------  ----------
Real Estate............................................ $2,508,747  $1,827,670
  Less accumulated depreciation........................    109,147      56,406
                                                        ----------  ----------
                                                         2,399,600   1,771,264
Cash and Cash Equivalents..............................      4,770      22,235
Accounts Receivable....................................      5,397       5,764
Other Assets...........................................     52,539      34,709
                                                        ----------  ----------
    Total assets....................................... $2,462,306  $1,833,972
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit....................................... $   38,600  $   81,000
  Long-term debt.......................................    524,191     324,527
  Mortgage notes payable...............................     91,757      96,013
  Securitized debt.....................................     36,025      38,090
  Assessment bonds payable.............................     12,170      11,173
  Accounts payable and accrued expenses................     35,357      32,826
  Construction payable.................................     24,645      20,437
  Distributions payable................................     25,058      20,558
  Other liabilities....................................     18,130      14,416
                                                        ----------  ----------
    Total liabilities..................................    805,933     639,040
                                                        ----------  ----------
Commitments and Contingencies
Minority Interest......................................     56,984      58,741
Shareholders' Equity:
  Series A Preferred Shares; $0.01 par value: 5,400,000
   shares issued and outstanding at December 31, 1996
   and 1995; stated liquidation preference of $25 per
   share...............................................    135,000     135,000
  Series B Convertible Preferred Shares; $0.01 par val-
   ue; 8,050,000 shares issued and outstanding at De-
   cember 31, 1996; stated liquidation preference of
   $25 per share.......................................    201,250         --
  Series C Preferred Shares; $0.01 par value; 2,000,000
   shares issued and outstanding at December 31, 1996;
   stated liquidation preference of $50 per share......    100,000         --
  Common shares of beneficial interest, $0.01 par val-
   ue; 93,676,546 shares issued and outstanding at De-
   cember 31, 1996 and 81,416,451 shares issued and
   outstanding at December 31, 1995....................        937         814
  Additional paid-in capital...........................  1,257,347   1,059,142
  Accumulated undistributed net realized gain on dispo-
   sition of real estate...............................        --          --
  Distributions in excess of net earnings..............    (95,145)    (58,765)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,599,389   1,136,191
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,462,306  $1,833,972
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       1996      1995    1994
                                                     --------  -------- -------
Income:
  Rental income..................................... $227,000  $153,879 $70,609
  Other real estate income..........................    5,342     2,899     --
  Interest income...................................    1,121     1,725   1,093
                                                     --------  -------- -------
    Total income....................................  233,463   158,503  71,702
                                                     --------  -------- -------
Expenses:
  Rental expenses, net of recoveries of $33,677 in
   1996, $20,139 in 1995 and $10,490 in 1994........   26,674    18,460   7,244
  Depreciation and amortization.....................   59,850    39,767  18,169
  Interest expense..................................   38,819    32,005   7,568
  REIT management fee...............................   21,472    14,207   8,673
  General and administrative........................    1,025       839     770
  Other expense.....................................    2,913     2,234   1,220
                                                     --------  -------- -------
    Total expenses..................................  150,753   107,512  43,644
                                                     --------  -------- -------
Net earnings before minority interest and gain
 (loss) on disposition of real estate...............   82,710    50,991  28,058
Minority interest share in net earnings.............    3,326     3,331   2,992
                                                     --------  -------- -------
Net earnings before gain (loss) on disposition of
 real estate........................................   79,384    47,660  25,066
Gain (loss) on disposition of real estate...........      (29)    1,053      35
                                                     --------  -------- -------
Net earnings........................................   79,355    48,713  25,101
Less preferred share dividends......................   25,895     6,698     --
                                                     --------  -------- -------
Net Earnings Attributable to Common Shares.......... $ 53,460  $ 42,015 $25,101
                                                     ========  ======== =======
Weighted Average Common Shares Outstanding..........   84,504    68,924  44,265
                                                     ========  ======== =======
Per Share Net Earnings Attributable to Common
 Shares............................................. $   0.63  $   0.61 $  0.57
                                                     ========  ======== =======


  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                    1996      1995      1994
                                                  --------  --------  --------
Operating Activities:
 Net earnings.................................... $ 79,355  $ 48,713  $ 25,101
 Minority interest...............................    3,326     3,331     2,992
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization.................   59,850    39,767    18,169
   (Gain)/Loss on disposition of real estate.....       29    (1,053)      (35)
   Rent leveling.................................   (4,777)   (4,364)   (1,862)
   Amortization of deferred financing costs......    2,339     2,092     1,023
 Increase in accounts receivable and other as-
  sets...........................................  (10,166)  (14,392)  (10,994)
 Increase in accounts payable and accrued ex-
  penses.........................................    2,531    19,028     8,497
 Increase in other liabilities...................    3,714     7,032     4,331
                                                  --------  --------  --------
     Net cash provided by operating activities...  136,201   100,154    47,222
                                                  --------  --------  --------
Investing Activities:
 Real estate investments......................... (657,873) (633,251) (629,424)
 Tenant improvements and lease commissions.......  (14,806)   (6,163)   (2,425)
 Recurring capital expenditures..................   (2,851)     (330)      (22)
 Proceeds from disposition of real estate........    9,652    10,949       --
                                                  --------  --------  --------
     Net cash used in investing activities....... (665,878) (628,795) (631,871)
                                                  --------  --------  --------
Financing Activities:
 Proceeds from sale of shares, net of expenses...  434,587   279,977   283,703
 Net proceeds from sale of shares to Affiliates..   64,416   100,001   312,315
 Proceeds from dividend reinvestment, share pur-
  chase plan and exercised warrants..............      574       217       --
 Proceeds from long-term debt offerings..........  199,632   324,455       --
 Debt issuance costs.............................   (4,698)   (6,194)   (3,783)
 Distributions paid to common shareholders.......  (85,340)  (64,445)  (37,698)
 Distributions paid to minority interest hold-
  ers............................................   (5,237)   (5,033)   (4,003)
 Preferred share dividends.......................  (25,895)   (6,698)      --
 Payments on note payable to Affiliates..........      --        --     (8,000)
 Proceeds from line of credit....................  411,200   361,100   424,720
 Payments on line of credit...................... (453,600) (440,100) (348,126)
 Regularly scheduled principal payments on mort-
  gage notes payable.............................   (3,738)   (3,491)   (1,577)
 Balloon principal payments made upon maturity...  (19,689)  (10,183)  (18,169)
                                                  --------  --------  --------
     Net cash provided by financing activities...  512,212   529,606   599,382
                                                  --------  --------  --------
Net Increase/(Decrease) in Cash and Cash Equiva-
 lents...........................................  (17,465)      965    14,733
Cash and Cash Equivalents, beginning of period...   22,235    21,270     6,537
                                                  --------  --------  --------
Cash and Cash Equivalents, end of period......... $  4,770  $ 22,235  $ 21,270
                                                  ========  ========  ========
Supplemental Schedule of Noncash Investing and
 Financing Activities:
 In connection with formation of limited part-
  nerships, real estate was acquired in exchange
  for the following:
     Assumption of existing mortgage notes pay-
     able, assessment bonds payable and
     securitized debt............................ $    --   $    --   $ 55,452
     Minority ownership interest contributed.....      --        --     16,780
 In conjunction with real estate acquired:
     Assumption of existing mortgage notes pay-
      able.......................................   18,103    14,688    68,447
 Conversion of minority interest partnership
  units into common shares.......................      --      6,112       --
                                                  --------  --------  --------
     Total....................................... $ 18,103  $ 20,800  $140,679
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)

                                                                                                                 ACCUMULATED
                                     SERIES A    SERIES B    SERIES C                                           UNDISTRIBUTED
                                     PREFERRED   PREFERRED   PREFERRED                                          NET REALIZED
                    COMMON SHARES    SHARES AT   SHARES AT   SHARES AT                                             GAIN ON
                   ----------------  AGGREGATE   AGGREGATE   AGGREGATE  ADDITIONAL                DISTRIBUTIONS  DISPOSITION
                   NUMBER OF  PAR   LIQUIDATION LIQUIDATION LIQUIDATION  PAID-IN    SUBSCRIPTIONS IN EXCESS OF     OF REAL
                    SHARES   VALUE  PREFERENCE  PREFERENCE  PREFERENCE   CAPITAL     RECEIVABLE   NET EARNINGS     ESTATE
                   --------- ------ ----------- ----------- ----------- ----------  ------------- ------------- -------------
Balances at
December 31,
1993.............   19,762   $364.0  $    --     $    --     $    --    $  402,179    $(189,912)    $ (3,180)      $  --
 Subscriptions
 receivable
 collected.......   16,642      --        --          --          --           --       189,912          --           --
 Sale of common
 shares..........      310      3.1       --          --          --         3,407          --           --           --
 Initial public
 offering........    3,261     32.6       --          --          --        37,467          --           --           --
 Public rights
 offering........    6,612     66.1       --          --          --        99,934          --           --           --
 Sale of common
 shares..........   18,000    180.0       --          --          --       274,320          --           --           --
 Less costs of
 raising capital.      --       --        --          --          --        (9,304)         --           --           --
 Net earnings
 before gain on
 disposition of
 real estate.....      --       --        --          --          --           --           --        25,066          --
 Gain on
 disposition of
 real estate.....      --       --        --          --          --           --           --           --            35
 Common share
 distributions...      --       --        --          --          --           --           --       (37,663)         (35)
 Distributions
 accrued.........      --       --        --          --          --           --           --       (15,097)         --
                    ------   ------  --------    --------    --------   ----------    ---------     --------       ------
Balances at
December 31,
1994.............   64,587    645.8       --          --          --       808,003          --       (30,874)         --
 Sale of common
 shares..........   16,260    162.6       --          --          --       249,837          --           --           --
 Sale of
 preferred
 shares..........      --       --    135,000         --          --           --           --           --           --
 Dividend
 reinvestment and
 share purchase
 plan............       13      0.1       --          --          --           217          --           --           --
 Less cost of
 raising capital.      --       --        --          --          --        (5,022)         --           --           --
 Limited
 partnership
 units converted
 to common
 shares..........      556      5.6       --          --          --         6,107          --           --           --
 Net earnings
 before gain on
 disposition of
 real estate.....      --       --        --          --          --           --           --        47,660          --
 Gain on
 disposition of
 real estate.....      --       --        --          --          --           --           --           --         1,053
 Common share
 distributions...      --       --        --          --          --           --           --       (48,295)      (1,053)
 Series A
 Preferred Share
 dividends.......      --       --        --          --          --           --           --        (6,698)         --
 Distributions
 accrued.........      --       --        --          --          --           --           --       (20,558)         --
                    ------   ------  --------    --------    --------   ----------    ---------     --------       ------
Balances at
December 31,
1995.............   81,416    814.1   135,000         --          --     1,059,142          --       (58,765)         --
 Sale of common
 shares..........   12,218    122.5       --          --          --       210,639          --           --           --
 Sales of
 preferred
 shares..........      --       --        --      201,250     100,000          --           --           --           --
 Dividend
 reinvestment and
 share purchase
 plan............       21       .2       --          --          --           356          --           --           --
 Common shares
 issued upon
 exercise of
 warrants........       22       .2       --          --          --           218          --           --           --
 Less cost of
 raising capital.      --       --        --          --          --       (13,008)         --           --           --
 Net earnings
 before loss on
 disposition of
 real estate.....      --       --        --          --          --           --           --        79,384          --
 Loss on
 disposition of
 real estate.....      --       --        --          --          --           --           --           --           (29)
 Common share
 distributions...      --       --        --          --          --           --           --       (64,811)          29
 Preferred share
 dividends.......      --       --        --          --          --           --           --       (25,895)         --
 Distributions
 accrued.........      --       --        --          --          --           --           --       (25,058)         --
                    ------   ------  --------    --------    --------   ----------    ---------     --------       ------
Balances at
December 31,
1996.............   93,677   $937.0  $135,000    $201,250    $100,000   $1,257,347    $     --      $(95,145)      $  --
                    ======   ======  ========    ========    ========   ==========    =========     ========       ======
                       TOTAL
                   SHAREHOLDERS'
                      EQUITY
                   -------------
Balances at
December 31,
1993.............   $  209,451
 Subscriptions
 receivable
 collected.......      189,912
 Sale of common
 shares..........        3,410
 Initial public
 offering........       37,500
 Public rights
 offering........      100,000
 Sale of common
 shares..........      274,500
 Less costs of
 raising capital.       (9,304)
 Net earnings
 before gain on
 disposition of
 real estate.....       25,066
 Gain on
 disposition of
 real estate.....           35
 Common share
 distributions...      (37,698)
 Distributions
 accrued.........      (15,097)
                   -------------
Balances at
December 31,
1994.............      777,775
 Sale of common
 shares..........      250,000
 Sale of
 preferred
 shares..........      135,000
 Dividend
 reinvestment and
 share purchase
 plan............          217
 Less cost of
 raising capital.       (5,022)
 Limited
 partnership
 units converted
 to common
 shares..........        6,112
 Net earnings
 before gain on
 disposition of
 real estate.....       47,660
 Gain on
 disposition of
 real estate.....        1,053
 Common share
 distributions...      (49,348)
 Series A
 Preferred Share
 dividends.......       (6,698)
 Distributions
 accrued.........      (20,558)
                   -------------
Balances at
December 31,
1995.............    1,136,191
 Sale of common
 shares..........      210,762
 Sales of
 preferred
 shares..........      301,250
 Dividend
 reinvestment and
 share purchase
 plan............          356
 Common shares
 issued upon
 exercise of
 warrants........          218
 Less cost of
 raising capital.      (13,008)
 Net earnings
 before loss on
 disposition of
 real estate.....       79,384
 Loss on
 disposition of
 real estate.....          (29)
 Common share
 distributions...      (64,782)
 Preferred share
 dividends.......      (25,895)
 Distributions
 accrued.........      (25,058)
                   -------------
Balances at
December 31,
1996.............   $1,599,389
                   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. NATURE OF OPERATIONS:

  Security Capital Industrial Trust ("SCI"), a Maryland real estate investment trust ("REIT"), is a national operating company focused exclusively on meeting the distribution space needs of national, regional and local industrial real estate users through the SCI National Operating System(TM). SCI engages in the acquisition, development, marketing, operation and long-term ownership of distribution facilities, and the development of master-planned distribution parks and build-to-suit facilities for its customers. SCI's operating strategy is to provide an exceptional level of services to its existing and prospective customers on a national, regional and local basis. SCI deploys capital in markets with excellent long-term growth prospects where SCI can achieve a strong market position through the acquisition and development of generic, flexible facilities designed for both warehousing and light manufacturing uses. As of December 31, 1996, SCI's portfolio contained 80.6 million square feet in 942 operating buildings and had an additional 5.9 million square feet under development in 47 buildings for a total of 86.5 million square feet in 36 target market cities. SCI completed its initial public offering on March 31, 1994.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 REIT Organization Status

  In January 1993, SCI was formed as a Maryland real estate investment trust. In February 1993, Security Capital Industrial Investors Incorporated, a Delaware corporation, was merged with and into SCI. SCI has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended.

  REITs are not required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. During 1996, 1995 and 1994, SCI was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements.

 Basis of Presentation

  The accompanying consolidated financial statements include the results of SCI, its subsidiaries and its majority-owned and controlled partnerships (SCI has no unconsolidated subsidiaries or minority ownership interests). The effects of intercompany transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform with the 1996 financial statement presentation.

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

 Real Estate and Depreciation

  Real estate is carried at cost. Costs directly related to the acquisition, renovation or development of real estate are capitalized and are depreciated over the following useful lives:

             Tenant improvements............. 10 years
             Acquired buildings.............. 30 years
             Developed buildings............. 40 years

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Depreciation is computed using a straight-line method. Certain real estate was acquired through formation of partnerships (Note 5) wherein SCI contributed cash and the limited partners contributed real estate in exchange for partnership units which are ultimately exchangeable for SCI's Common Shares of Beneficial Interest, par value $0.01 per share (the "Common Shares"). In consolidating the partnerships' assets, real estate cost includes the estimated fair value attributable to the limited partners' interests at the acquisition dates because (1) SCI's cash contributions constituted over 50% of the acquisition prices, (2) the acquisitions were from unrelated third-parties and (3) the limited partners were not considered "promoters" under SEC Staff Accounting Bulletin 48. The limited partners' interests will be reflected as minority interest in the consolidated financial statements until the units are exchanged for SCI Common Shares. In management's opinion, real estate assets are not carried at amounts in excess of their estimated net realizable values.

 Recent Accounting Pronouncement

  Effective January 1, 1996, SCI adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which had no material impact on its consolidated financial statements. SFAS No. 121 establishes accounting standards for the review for impairment of long-lived assets to be held and used, whenever the carrying amount of an asset may not be recoverable, and requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

 Capitalized Interest

  SCI capitalizes interest costs incurred during the land development or construction period of qualifying projects.

 Deferred Loan Fees

  Included in other assets as of December 31, 1996 and 1995 are costs of $9.2 million and $6.8 million, respectively, associated with obtaining financing (Note 4) which have been capitalized and are being amortized (to interest expense or capitalized interest, as appropriate) over the life of the loan using the effective interest rate method.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash in bank accounts and funds invested in money market funds.

 Minority Interest

  Minority interest is carried at cost and represents limited partners' interests in various real estate partnerships controlled by SCI. As discussed in Real Estate and Depreciation, certain minority interests are carried at the pro rata share of the estimated fair value of property at the acquisition dates. Common Shares of SCI issued upon exchange of limited partnership units will be accounted for at the cost of the minority interest surrendered.

 Earnings per Share

  Per share data is computed based on the weighted average number of common shares outstanding during the period. Exercise of outstanding warrants and options to acquire 29,764 Common Shares would not have a material dilutive effect on earnings per share. The conversion of the limited partnership units (as discussed in Note 5) and the Series B Cumulative Convertible Redeemable Preferred Shares, par value $.01 per share (Series B Preferred Shares), into Common Shares is not assumed since the effect would not be dilutive.

                       SECURITY CAPITAL INDUSTRIAL TRUST

 Interest Rate Contracts

  SCI utilizes various interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, and effective, as hedges of identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt issuance.

3. REAL ESTATE:

  Real estate investments are comprised of income producing distribution facilities, construction in progress and land planned for distribution facility development in the following markets:

                                                     PERCENTAGE OF TOTAL COST
                                                           DECEMBER 31,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
      Atlanta, Georgia..............................         7.99%         8.32%
      Austin, Texas.................................         3.32          3.26
      Birmingham, Alabama...........................         1.33          1.83
      Charlotte, North Carolina.....................         2.39          2.90
      Chattanooga, Tennessee........................         0.60          0.83
      Chicago, Illinois.............................         3.80          0.83
      Cincinnati, Ohio..............................         2.57          2.48
      Columbus, Ohio................................         2.16          2.26
      Dallas/Fort Worth, Texas......................         4.79          3.17
      Denver, Colorado..............................         2.37          2.89
      East Bay (San Francisco), California..........         4.49          5.91
      El Paso, Texas................................         2.99          3.70
      Fort Lauderdale/Miami, Florida................         1.05          0.94
      Houston, Texas................................         5.16          6.34
      Indianapolis, Indiana.........................         4.69          5.87
      Kansas City, Kansas/Missouri..................         1.95          2.37
      Las Vegas, Nevada.............................         1.99          1.24
      Los Angeles/Orange County, California.........         3.65          2.91
      Louisville, Kentucky..........................         0.46          0.22
      Memphis, Tennessee............................         2.03          1.83
      Nashville, Tennessee..........................         1.87          2.13
      New Jersey/I-95 Corridor......................         1.92           --
      Oklahoma City, Oklahoma.......................         0.56          0.74
      Orlando, Florida..............................         1.15          1.06
      Phoenix, Arizona..............................         1.69          1.81
      Portland, Oregon..............................         2.29          1.83
      Reno, Nevada..................................         2.01          2.36
      Rio Grande Valley, Texas......................         0.89          1.04
      Salt Lake City, Utah..........................         2.35          2.29
      San Antonio, Texas............................         4.56          4.78
      San Diego, California.........................         0.61          0.55
      Seattle, Washington...........................         1.57          1.46
      South Bay (San Francisco), California.........         7.84          9.71
      Tampa, Florida................................         4.53          5.94
      Tulsa, Oklahoma...............................         0.49          0.67
      Washington, D.C./Baltimore....................         5.08          3.14
      Other.........................................         0.81          0.39
                                                     ------------  ------------
                                                           100.00%       100.00%
                                                     ============  ============

                       SECURITY CAPITAL INDUSTRIAL TRUST

  The following summarizes real estate investments as of December 31 (in thousands):

                                                             1996       1995
                                                          ---------- ----------
      Land held for development.......................... $  109,316 $   60,363
      Land under development.............................     40,465     56,944
      Improved land......................................    356,428    242,015
      Buildings and improvements.........................  1,918,256  1,380,389
      Construction in progress...........................     77,506     80,958
      Capitalized preacquisition costs...................      6,776      7,001
                                                          ---------- ----------
          Total real estate..............................  2,508,747  1,827,670
      Less accumulated depreciation......................    109,147     56,406
                                                          ---------- ----------
          Net real estate................................ $2,399,600 $1,771,264
                                                          ========== ==========

  Capitalized preacquisition costs include $1,634,000 and $2,137,000 of funds on deposit with title companies as of December 31, 1996 and 1995, respectively, for property acquisitions.

  Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from build-to-suit customers generated to a large extent by SCI Development Services Incorporated ("SCI Development Services"). SCI Development Services develops build-to-suit distribution space facilities or works on a fee basis for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. The activities of SCI Development Services are consolidated with SCI and all intercompany transactions eliminated. As of December 31, 1996, the outstanding balances of development and mortgage loans made by SCI to SCI Development Services for the purchase of distribution facilities and land for distribution facility development aggregated $162.0 million. SCI Development Services pays federal and state taxes at the applicable corporate rate.

  The REIT Manager provides SCI Development Services with day-to-day management for a fee based on 16% of SCI Development Services' pre-tax cash flow, including gains and losses realized on property sales. The fee incurred for 1996 was approximately $1.3 million. Dividends and interest paid by SCI Development Services to SCI are excluded from SCI's cash flow for determining the REIT Management fee paid by SCI.

  SCI leases its properties to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the customer. SCI's largest customer accounted for less than 1.5% of SCI's 1996 rental income (on an annualized basis), and the annualized base rent for SCI's 20 largest customers accounted for less than 12.9% of SCI's 1996 rental income (on an annualized basis). Minimum lease payments receivable on non-cancelable leases with lease periods greater than one year are as follows (in thousands):

             1997.......................... $  241,100
             1998..........................    202,698
             1999..........................    161,395
             2000..........................    119,975
             2001..........................     83,309
             Thereafter....................    200,772
                                            ----------
                                            $1,009,249
                                            ==========

  In addition to the December 31, 1996 construction payable accrual of $24.6 million, SCI had unfunded commitments on its contracts for developments under construction totaling $106.6 million. These commitments

                       SECURITY CAPITAL INDUSTRIAL TRUST
relate to development activity in Atlanta, Charlotte, Chicago, Cincinnati, Dallas, East Bay (San Francisco), Houston, Indianapolis, Kansas City, Las Vegas, Nashville, Orange County, CA, Orlando, Portland, Rio Grande Valley, Salt Lake City, San Antonio, Seattle, Tampa, and Washington, D.C./Baltimore.

4. BORROWINGS:

  Mortgage notes payable, assessment bonds payable and securitized debt consisted of the following at December 31, 1996 (in thousands):

                                                                            BALLOON
                                                         PERIODIC           PAYMENT
                                       INTEREST MATURITY PAYMENT  PRINCIPAL  DUE AT
       DESCRIPTION          MARKET       RATE     DATE     DATE    BALANCE  MATURITY
       -----------        -----------  -------- -------- -------- --------- --------
Mortgage Notes Payable:
 Charlotte Commerce Park
  #4....................  Charlotte      9.250% 06/01/97    (1)   $  1,522  $ 1,511
 DeSoto Business Park...  Baltimore      9.750  03/01/97    (1)      6,053    6,008
 Downtown Distribution
  Center................  San Antonio    9.375  07/01/97    (1)      1,186    1,169
 Eigenbrodt Way Distri-
  bution Center #1......  East Bay       8.590  04/01/03    (1)      1,723    1,479
 Gateway Corporate Cen-
  ter #10...............  South Bay      8.590  04/01/03    (1)      2,094    1,361
 Hayward Industrial Cen-
  ter I & II............  East Bay       8.590  04/01/03    (1)     14,541   12,480
 Landmark One Distribu-
  tion Center #1........  San Antonio    9.250  06/01/97    (1)      1,886    1,872
 Oxmoor Distribution
  Center #1.............  Birmingham     8.390  04/01/99    (1)      4,131    3,895
 Oxmoor Distribution
  Center #2.............  Birmingham     8.100  05/01/99    (1)      1,521    1,439
 Oxmoor Distribution
  Center #3.............  Birmingham     8.100  05/01/99    (1)      1,511    1,426
 Peter Cooper Distribu-
  tion Center #1........  El Paso       10.625  06/01/99    (1)      2,664    2,619
 Platte Valley Indus-
  trial Center #1.......  Kansas City    9.750  03/01/00    (1)        524      256
 Platte Valley Indus-
  trial Center #3.......  Kansas City    9.750  06/01/98    (1)      1,168    1,091
 Platte Valley Indus-
  trial Center #4.......  Kansas City   10.100  11/01/21    (2)      2,100       --
 Platte Valley Indus-
  trial Center #5.......  Kansas City    9.500  07/01/97    (1)      2,911    2,795
 Platte Valley Indus-
  trial Center #8.......  Kansas City    8.750  08/01/04    (1)      2,000    1,488
 Platte Valley Indus-
  trial Center #9.......  Kansas City    8.100  04/01/17    (2)      3,477       --
 Princeton Distribution
  Center................  Cincinnati     9.250  02/19/99    (1)      1,247    1,300
 Rio Grande Industrial
  Center #1.............  Brownsville    8.875  09/01/01    (1)      3,368    2,544
 Riverside Industrial
  Center #3.............  Kansas City    8.750  08/01/04    (1)      1,571    1,170
 Riverside Industrial
  Center #4.............  Kansas City    8.750  08/01/04    (1)      4,246    3,161
 Southwide Lamar Indus-
  trial Center #1.......  Memphis        7.670  05/01/24    (1)        421      674
 Sullivan 75 Distribu-
  tion Center #1........  Atlanta        9.960  04/01/04    (1)      1,857    1,663
 Tampa West Distribution
  Center #20............  Tampa          9.125  11/30/00    (2)        203       --
 Thorton Business Center
  #1- #4................  South Bay      8.590  04/01/03    (1)      9,537    8,185
 Titusville Industrial
  Center #1.............  Orlando       10.000  09/01/01    (1)      4,942    4,181
 Vista Del Sol Indus-
  trial Center #1.......  El Paso        9.680  08/01/07    (2)      2,978       --
 Vista Del Sol Indus-
  trial Center #3.......  El Paso        9.680  08/01/07    (2)      1,260       --
 West One Business Cen-
  ter #1................  Las Vegas      8.250  09/01/00    (1)      4,584    4,252
 West One Business Cen-
  ter #3................  Las Vegas      9.000  09/01/04    (1)      4,531    3,847
                                                                  --------
                           8.99% Weighted average rate            $ 91,757
                                                                  ========
Assessment Bonds Pay-
 able:
 City of Las Vegas......  Las Vegas       8.75% 10/01/13    (2)   $    312  $   --
 City of Las Vegas......  Las Vegas       8.75  10/01/13    (2)        241      --
 City of Hayward........  South Bay       7.00  03/01/98    (2)          7      --
 City of Fremont........  South Bay       7.00  03/01/11    (2)     10,870      --
 City of Wilsonville....  Portland        6.82  08/19/04    (2)        161      --
 City of Kent...........  Seattle         7.85  06/20/05    (2)        134      --
 City of Kent...........  Seattle         7.98  05/20/09    (2)         76      --
 City of Portland.......  Portland        7.25  11/07/15    (2)        113      --
 City of Portland.......  Portland        7.25  11/17/07    (2)          6      --
 City of Portland.......  Portland        7.25  09/15/16    (2)        250      --
                                                                  --------
                           7.10% Weighted average rate            $ 12,170
                                                                  ========
Securitized Debt:
 Tranche A..............           (3)    7.74% 02/01/04    (1)   $ 27,686  $20,821
 Tranche B..............           (3)    9.94  02/01/04    (1)      8,339    7,215
                                                                  --------
                           8.25% Weighted average rate            $ 36,025
                                                                  ========

--------
(1) Amortizing monthly with a balloon payment due at maturity.
(2) Fully amortizing.
(3) Secured by real estate located primarily in Fort Lauderdale/Miami, Orlando and Tampa.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Mortgage notes payable are secured by real estate with an aggregate undepreciated cost of $165.0 million at December 31, 1996. Assessment bonds payable are secured by real estate with an aggregate undepreciated cost of $219.6 million at December 31, 1996. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $68.1 million at December 31, 1996.

 Line of Credit

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. (as agent for a bank group). Borrowings bear interest at SCI's option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.25% based upon SCI's current senior debt ratings. The prime rate was 8.25% and the 30 day LIBOR rate was 5.50% at December 31, 1996. Additionally, there is a commitment fee ranging from .125% to .25% per annum of the unused line of credit balance. The line is scheduled to mature in May 1998 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders; if not extended, at SCI's election, the facility will either (a) convert to a three year term note or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.0 billion, to maintain interest payment coverage of not less than 2 to 1 and to maintain a fixed charge coverage ratio of not less than 1.4 to 1. SCI is in compliance with all covenants contained in the line of credit, and as of February 10, 1997, no borrowings were outstanding on the line of credit.

  A summary of SCI's line of credit borrowings is as follows for the years ended December 31, (in thousands):

                                                               1996      1995
                                                             --------  --------
      Weighted average daily interest rate..................     7.02%      8.0%
      Borrowings outstanding at December 31................. $ 38,600  $ 81,000
      Weighted average daily borrowings..................... $ 44,268  $ 61,132
      Maximum borrowings outstanding at any month end....... $124,200  $246,000
      Total line of credit at December 31................... $350,000  $350,000

 Long-Term Debt

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                (IN THOUSANDS)
8.72% Senior Unsecured Notes, issued on March 2, 1995 in an
 original principal amount of $150,000,000. Interest is pay-
 able March 1 and September 1 of each year. The Notes are
 payable in eight consecutive annual installments of
 $18,750,000 commencing March 1, 2002 and maturing on March
 1, 2009.....................................................  $150,000 $150,000
9.34% Senior Unsecured Notes, issued on March 2, 1995 in an
 original principal amount of $50,000,000. Interest is pay-
 able March 1 and September 1 of each year. The Notes are
 payable in six consecutive annual installments ranging from
 $5,000,000 to $12,500,000 commencing on March 1, 2010 and
 maturing on March 1, 2015...................................    50,000   50,000
7.13% Senior Unsecured Notes due 1998, issued on May 16, 1995 in an original principal amount of $15,000,000, net of orig-
 inal issue discount. Interest is payable May 15 and November
 15 of each year.............................................    14,993   14,990
7.25% Senior Unsecured Notes due 2000, issued on May 16, 1995 in an original principal amount of $17,500,000, net of orig-
 inal issue discount. Interest is payable May 15 and November
 15 of each year.............................................    17,448   17,444

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
7.30% Senior Unsecured Notes due 2001, issued on May 16,
 1995 in an original principal amount of $17,500,000, net of original issue discount. Interest is payable May 15 and No-
 vember 15 of each year.....................................    17,435   17,429
7.88% Senior Unsecured Notes, issued on May 16, 1995 in an
 original principal amount of $75,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in eight annual in-
 stallments of $9,375,000 beginning May 15, 2002 and matur-
 ing on May 15, 2009........................................    74,668   74,664
7.25% Senior Unsecured Notes, issued on May 17, 1996 in an
 original principal amount of $50,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in four annual install-
 ments of $12,500,000 beginning May 15, 1999 and maturing on
 May 15, 2002...............................................    49,951      --
7.95% Senior Unsecured Notes, issued on May 17, 1996 in an
 original principal amount of $100,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in four annual install-
 ments of $25,000,000 beginning May 15, 2005 and maturing on
 May 15, 2008...............................................    99,840      --
8.65% Senior Unsecured Notes, issued on May 17, 1996 in an
 original principal amount of $50,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in seven annual in-
 stallments ranging from $5,000,000 to $12,500,000 beginning
 May 15, 2010 and maturing on May 15, 2016..................    49,856      --
                                                              -------- --------
    Total long-term debt, net of original issue discount....  $524,191 $324,527
                                                              ======== ========

  All of the foregoing Notes are redeemable at any time at the option of SCI, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between SCI and State Street Bank and Trust Company, as trustee.

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40% and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own total unencumbered assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At December 31, 1996, SCI was in compliance with all debt covenants contained in the Indenture.

  Approximate principal payments due on long-term debt, mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five-year period ending December 31, 2001 and thereafter are as follows (in thousands):

             1997............................ $ 18,265
             1998............................   19,782
             1999............................   25,689
             2000............................   38,429
             2001............................   40,686
             2002 and thereafter.............  522,101
                                              --------
             Total principal due.............  664,952
             Less: Original issue discount...     (809)
                                              --------
                 Total carrying value........ $664,143
                                              ========

                       SECURITY CAPITAL INDUSTRIAL TRUST

  During 1996, 1995 and 1994, interest expense was $38,819,000, $32,005,000, and $7,568,000, respectively, which was net of capitalized interest of $16,138,000, $8,599,000 and $2,208,000, respectively. Total amortization of deferred loan fees included in interest expense was $2,339,000, $2,092,000 and $1,023,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The total interest paid in cash on all outstanding debt was $50,704,000, $33,634,000, and $8,992,000 during 1996, 1995, and 1994, respectively.

5. MINORITY INTEREST:

  Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI.

  SCI owns a 70.0% general partnership interest in Red Mountain Joint Venture, which owns approximately $3 million of property in Albuquerque, New Mexico.

  On December 22, 1993, SCI acquired a 68.7% controlling general partnership interest in SCI Limited Partnership-I, which owns distribution facilities primarily in the San Francisco Bay area. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. At December 31, 1996, 4,520,533 limited partnership units were outstanding and no units had been exchanged.

  During the first two quarters of 1994, SCI acquired a 81.2% controlling general partnership interest in SCI Limited Partnership-II, which owns distribution facilities primarily in Austin, Charlotte, Dallas, Denver, El Paso and the San Francisco Bay area. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. During the third quarter of 1995 certain limited partners in SCI Limited Partnership-II exercised their conversion rights to exchange partnership units for Common Shares on a one for one basis. As a result of these conversions, SCI's general partnership interest in SCI Limited Partnership-II increased to 97.4%, and SCI's outstanding Common Shares increased by 555,651 shares. As of December 31, 1996, there were 90,213 limited partnership units outstanding in SCI Limited Partnership-II.

  In October 1994, SCI acquired a 50.4% controlling general partnership interest in SCI Limited Partnership-III, which owns distribution facilities primarily in Tampa, Florida. During 1995, SCI contributed an additional $11.9 million to this partnership for asset acquisitions which increased SCI's general partnership interest to 71.8%. During 1996, SCI contributed $4.2 million for a property acquisition in San Antonio, Texas which increased SCI's general partnership interest from 71.8% to 75.6%. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. As of December 31, 1996, there were 514,900 limited partnership units outstanding in SCI Limited Partnership-III and no units had been exchanged.

  In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI, made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership (Partnership-IV), in exchange for a 96.36% general partner interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totalling 3.6% in Partnership-IV. SCI contributed an additional $150,000 to the partnership in 1996 in conjunction with a Section 1031 exchange transaction which increased SCI's interest from 96.36% to 96.38%. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners.

  Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by

                       SECURITY CAPITAL INDUSTRIAL TRUST

Partnership-IV consist of income producing, improved real property located in Florida, Ohio and Oklahoma. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from Partnership-IV at December 31, 1996 and 1995. Partnership-IV had $1,384,000 and $283,000 of borrowings from SCI IV, Inc. at December 31, 1996 and 1995, respectively. SCI IV, Inc. had $1,384,000 and $283,000 of borrowings from SCI and its affiliates at December 31, 1996 and 1995, respectively. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements, and the third party investors' interests in Partnership-IV are reflected as minority interest. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. At December 31, 1996, there were 68,612 limited partnership units outstanding in Partnership-IV and no units had been exchanged.

6. SHAREHOLDERS' EQUITY:

  On November 13, 1996, SCI issued 2,000,000 Series C Cumulative Redeemable Preferred Shares (the "Series C Preferred Shares"). The Series C Preferred Shares have a liquidation preference of $50.00 per share for an aggregate liquidation preference of $100.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series C Preferred Shares issued were $97.1 million. Holders of the Series C Preferred Shares are entitled to receive, when, as and if declared by SCI's Board of Trustees (the "Board"), out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8.54% of the liquidation preference per annum (equivalent to $4.27 per share). On or after November 13, 2026, the Series C Preferred Shares may be redeemed for cash at the option of SCI. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares.

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

  On September 24, 1996, SCI offered 2,036,342 Common Shares to third party subscribers in the rights offering that were not accepted in whole or in part due to demand in excess of the Common Shares offered. All of the Common Shares were subscribed for as of September 30, 1996 and subscriptions receivable for gross proceeds of $35.1 million recorded. In October 1996, all of such Common Shares were issued and all subscriptions receivable were collected.

  Security Capital Group Incorporated ("Security Capital Group"), an affiliate of SCI's REIT Manager, purchased 3,734,240 Common Shares in connection with the September rights offering at the same price paid by the public. As of December 31, 1996, Security Capital Group owned 46.0% of SCI's outstanding 93,676,546 Common Shares.

  In February 1996, SCI issued a total of 8,050,000 Series B Cumulative Convertible Redeemable Preferred Shares (the "Series B Preferred Shares"). The Series B Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $201.3 million plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are only entitled to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per share (equivalent to a conversion rate of

                       SECURITY CAPITAL INDUSTRIAL TRUST

1.282 common shares for each Series B Preferred Share), subject to adjustment in certain circumstances. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distribution on the common shares, or portion thereof, into which a Series B Preferred Share is convertible. Distributions on the Series B Preferred Shares are cumulative from the date of original issue and payable quarterly in arrears on the last day of March, June, September and December of each year. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001.

  On September 29, 1995, SCI issued 9,421,505 Common Shares at $15.375 per share and received subscriptions for 6,838,658 additional Common Shares at the same price in conjunction with a rights offering ($250 million). The additional Common Shares were issued on October 3, 1995. Security Capital Group purchased 6,504,148 Common Shares in this offering (40% of the shares sold). As of December 31, 1995, Security Capital Group owned 48.3% of SCI's outstanding 81,416,451 Common Shares.

  On June 21, 1995, SCI issued 5,400,000 Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series A Preferred Shares"). The Series A Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $135.0 million plus any accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $130.4 million. Holders of the Series A Preferred Shares are entitled only to limited voting rights under certain conditions. Holders of the Series A Preferred Shares will be entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9.4% of the liquidation preference per annum (equivalent to $2.35 per share). Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of March, June, September, and December of each year. The Series A Preferred Shares are redeemable at the option of SCI on or after June 21, 2000. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares.

  In October and November 1994, SCI completed an offering of 18,000,000 Common Shares at a price of $15.25 per share. 17,750,000 Common Shares were issued on October 5, 1994, and 250,000 Common Shares were issued on November 17, 1994. 9,800,000 of the Common Shares were purchased by Security Capital Group, at the same price paid by the public, with no underwriting discount or commission ($149.5 million). 8,200,000 of the Common Shares were sold through an underwritten offering at $15.25 per share. The underwriting discount on these Common Shares was $0.80 per share. After additional costs of the offering, net proceeds to SCI were $266.9 million.

  On June 29, 1994, SCI completed a rights offering and issued 6,611,571 Common Shares at $15.125 per share ($100 million). Security Capital Group purchased 3,517,483 Common Shares in this offering (53% of the shares sold). On March 31, 1994, SCI completed its initial public offering and sold 3,260,870 Common Shares at $11.50 per share ($37.5 million). Security Capital Group purchased 523,370 Common Shares in this offering (16% of the shares sold).

 Dividend Reinvestment and Share Purchase Plan

  In March 1995, SCI adopted a Dividend Reinvestment and Share Purchase Plan (the "1995 Plan"), which commenced in April 1995. The 1995 Plan allows holders of Common Shares the opportunity to acquire additional Common Shares by automatically reinvesting distributions. Common Shares are acquired pursuant to the 1995 Plan at a price equal to 98% of the market price of such Common Shares, without payment of any

                       SECURITY CAPITAL INDUSTRIAL TRUST
brokerage commission or service charge. The 1995 Plan also allows participating common shareholders to purchase a limited number of additional Common Shares at 98% of the market price of such Common Shares, by making optional cash payments, without payment of any brokerage commission or service charge. Holders of Common Shares who do not participate in the 1995 Plan continue to receive distributions as declared.

 Option Plan

  In April 1994, SCI adopted its Share Option Plan for Outside Trustees (the "Outside Trustees Plan"). Under the Outside Trustees Plan, there are 100,000 Common Shares approved which can be granted to non-employee Trustees. All options granted are for a term of five years and are immediately exercisable in whole or in part. The exercise price of the options granted may not be less than the fair market value on the date of the grant. At December 31, 1996 there were 18,000 options for Common Shares outstanding and exercisable under the Outside Trustees Plan at exercise prices of $15.50, $16.00, and $17.50.

  SCI adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock Based Compensation" during 1996. Under the provisions of this statement, SCI will continue to account for the Outside Trustees Plan under the provisions of APB Opinion No. 25, and make the pro forma disclosures required by SFAS 123 where applicable. The effect of adopting this statement was immaterial to SCI's consolidated financial statements.

 Shareholder Purchase Rights

  On December 7, 1993, the Board declared a dividend of one preferred share purchase right ("Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on December 31, 1993. Each Right entitles the registered holder to purchase one-hundredth of a Participating Preferred Share for an exercise price of $40.00 per one-hundredth of a Participating Preferred Share, subject to adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group (other than certain affiliates of SCI) acquires 20% or more of the Common Shares or announces a tender offer for 25% or more of the Common Shares. Under certain circumstances, upon a shareholder acquisition of 20% or more of the Common Shares (other than certain affiliates of SCI), each Right will entitle the holder to purchase, at the Right's then-current exercise price, a number of Common Shares having a market value of twice the Right's exercise price. The acquisition of SCI pursuant to certain mergers or other business transactions will entitle each holder of a Right to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Right's exercise price. The Rights held by certain 20% shareholders will not be exercisable. The Rights will expire on December 7, 2003, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

7. DISTRIBUTIONS:

  The annual distribution per Common Share was $1.01 in 1996, $0.935 in 1995 and $0.85 in 1994. Distributions attributable to realized gains on the disposition of investments may be considered for payment to shareholders on a special, as-incurred basis.

  For federal income tax purposes, the following summarizes the taxability of distributions paid on Common Shares in 1995 and 1994 and the estimated taxability for 1996:

                                                              1996   1995  1994
                                                             ------ ------ -----
      Per Common Share:
        Ordinary income..................................... $0.879 $0.692 $0.67
        Capital gains.......................................    --     --    --
        Return of capital...................................  0.131  0.243  0.18
                                                             ------ ------ -----
          Total............................................. $1.010 $0.935 $0.85
                                                             ====== ====== =====

                       SECURITY CAPITAL INDUSTRIAL TRUST

  On December 17, 1996, SCI declared a distribution of $0.2675 per Common Share payable on February 18, 1997 to shareholders of record as of February 4, 1997. At the same time, SCI announced that it set an annualized distribution level of $1.07 per Common Share for 1997.

  Pursuant to the terms of the preferred shares, SCI is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative distributions with respect to the preferred shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then-current distribution period with respect to the preferred shares.

  For federal income tax purposes, the following summary reflects the taxability of dividends paid on the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares for the period prior to 1996 and the estimated taxability for 1996.

                                                           DATE OF ISSUANCE TO
                                              1996          DECEMBER 31, 1995
                                       ------------------- -------------------
      Per Series A Preferred Share:
        Ordinary Income...............        $2.35               $1.24
        Capital Gains.................          --                  --
                                              -----               -----
          Total.......................         2.35               $1.24
                                              =====               =====
                                       DATE OF ISSUANCE TO
                                        DECEMBER 31, 1996
                                       -------------------
      Per Series B Preferred Share:
        Ordinary Income...............        $1.50
        Capital Gains.................          --
                                              -----
          Total.......................        $1.50
                                              =====
      Per Series C Preferred Share:
        Ordinary Income...............        $0.57
        Capital Gains.................          --
                                              -----
          Total.......................        $0.57
                                              =====

  SCI's tax return for the year ended December 31, 1996 has not been filed, and the taxability information for 1996 is based upon the best available data. SCI's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of the distributions is subject to change.

8. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

  Selected quarterly financial data (in thousands except for per share amounts) for 1996 and 1995 is as follows:

                                                                        YEAR
                                           THREE MONTHS ENDED,         ENDED
                                     -------------------------------- --------
                                      3-31     6-30    9-30    12-31   12-31
                                     -------  ------- ------- ------- --------
1996:
  Rental income..................... $50,062  $54,361 $59,391 $63,186 $227,000
                                     =======  ======= ======= ======= ========
  Earnings from operations.......... $17,262  $19,456 $20,427 $25,565 $ 82,710
  Minority interest share in net
   earnings.........................     756      884     859     827    3,326
  Loss on disposition of real es-
   tate.............................     (29)      --      --      --      (29)
                                     -------  ------- ------- ------- --------
  Net earnings......................  16,477   18,572  19,568  24,738   79,355
  Less preferred share dividends....   4,673    6,695   6,694   7,833   25,895
                                     -------  ------- ------- ------- --------
  Net earnings attributable to Com-
   mon Shares....................... $11,804  $11,877 $12,874 $16,905 $ 53,460
                                     =======  ======= ======= ======= ========
  Net earnings per Common Share..... $  0.14  $  0.15 $  0.16 $  0.18 $   0.63
                                     =======  ======= ======= ======= ========

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                                         YEAR
                                             THREE MONTHS ENDED,        ENDED
                                       ------------------------------- --------
                                        3-31    6-30    9-30    12-31   12-31
                                       ------- ------- ------- ------- --------
1995:
  Rental income....................... $32,901 $35,340 $40,372 $45,266 $153,879
                                       ======= ======= ======= ======= ========
  Earnings from operations............ $10,528 $10,372 $13,121 $16,970 $ 50,991
  Minority interest share in net earn-
   ings...............................     865     874     807     785    3,331
  Gain on disposition of real estate..     --      --      --    1,053    1,053
                                       ------- ------- ------- ------- --------
  Net earnings........................   9,663   9,498  12,314  17,238   48,713
  Less preferred share dividends......     --      353   3,172   3,173    6,698
                                       ------- ------- ------- ------- --------
  Net earnings attributable to Common
   Shares............................. $ 9,663 $ 9,145 $ 9,142 $14,065 $ 42,015
                                       ======= ======= ======= ======= ========
  Net earnings per Common Share....... $  0.15 $  0.14 $  0.14 $  0.17 $   0.61
                                       ======= ======= ======= ======= ========

9. REIT MANAGEMENT AGREEMENT:

  Security Capital Industrial Incorporated (the "REIT Manager"), a subsidiary of Security Capital Group (Note 6), is the REIT manager of SCI. All officers of SCI are employees of the REIT Manager and SCI currently has no employees. Pursuant to the REIT management agreement, in exchange for providing research, strategic planning, investment analysis, acquisition and development services, asset management, capital markets, legal and accounting services and day-to-day management of SCI's operations, the REIT Manager is entitled to receive from SCI a REIT management fee, payable quarterly, equal to 16% of cash flow, as defined in the agreement, before deducting (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of SCI, and (iii) 33% of any interest paid by SCI on convertible subordinated debentures (of which there has been none since inception of the REIT management agreement); and, after deducting (iv) actual or assumed regularly scheduled principal and interest payments on long term debt and (v) distributions actually paid with respect to any non-convertible preferred shares of beneficial interest of SCI. The REIT management agreement has been amended so that the long term senior notes described in Note 4 will be treated as if they had regularly scheduled principal and interest payments similar to a 20-year level monthly payment, fully amortizing mortgage and the assumed principal and interest payments will be deducted from cash flow in determining the fee for future periods. Cash flow does not include interest and income from SCI Development Services, realized gains from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of .2% of the average daily balance of funds invested in interest bearing cash accounts, the earnings on which are not subject to the 16% fee. For the years ended December 31, 1996, 1995 and 1994, the REIT Manager earned REIT management fees totalling $21,472,000, $14,207,000 and $8,673,000, respectively.

10. PROPERTY MANAGEMENT COMPANY:

  Commencing January 1994, SCI Client Services Incorporated ("Client Services"), a subsidiary of Security Capital Group, began providing property management services for certain of SCI's properties. The agreement is subject to termination by SCI or Client Services on 30 days' notice, is renewable annually upon approval of SCI's independent Trustees, and provides for a monthly fee to Client Services of no more than 3% per annum of property revenues, paid monthly, plus leasing commissions consistent with industry practice, which together were $10.1 million, $4.7 million and $1.7 million for 1996, 1995 and 1994, respectively. As of December 31, 1996, Client Services managed 90.0% of SCI's 80.6 million total operating square feet. The REIT Manager anticipates that Client Services will manage additional SCI properties in the future. Any management contracts executed with Client Services are expected to be at terms management believes are no less favorable to SCI than could be obtained with unaffiliated third parties.

                       SECURITY CAPITAL INDUSTRIAL TRUST

11. RELATED PARTY TRANSACTIONS:

  SCI leases space to related parties on market terms that management believes are no less favorable to SCI than those that could be obtained with unaffiliated third parties. These transactions are summarized as follows:

                                          SECURITY
                                          CAPITAL    REIT     CLIENT
                                           GROUP   MANAGER   SERVICES
                                          (NOTE 6) (NOTE 9)  (NOTE 10)   TOTAL
                                          -------- --------  --------  ----------
Rental revenue during the year ended De-
 cember 31, 1994........................  $203,220 $ 44,926  $112,542  $  360,688
Rental revenue during the year ended De-
 cember 31, 1995........................  $415,264 $210,856  $194,335  $  820,455
Rental revenue during the year ended De-
 cember 31, 1996........................  $593,657 $210,856  $571,970  $1,376,483
Square feet leased as of December 31,
 1996...................................   102,268   25,007    84,520     211,795
Annualized revenue for leases in effect
 at December 31, 1996...................  $744,718 $210,856  $766,190  $1,721,764

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

 Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by SCI using available market information and valuation methodologies.

  As of December 31, 1996 and 1995, the carrying amounts of certain financial instruments employed by SCI, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. As of December 31, 1995, based on the borrowings available to SCI, the carrying value of the long-term debt and mortgages was a reasonable estimation of their fair values. As of December 31, 1996, the fair value of the long-term debt and mortgages has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The increase in the fair value of long-term debt and mortgages over the carrying value in the table below is a result of a net reduction in the interest rates available to SCI at December 31, 1996 from the interest rates in effect at the dates of issuance. The long-term debt and many of the mortgages contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates. As of December 31, 1996, the fair value of all derivative financial instruments are amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers (there were no derivative financial instruments outstanding as of December 31, 1995). The following table reflects the carrying amount and estimated fair value of SCI's financial instruments (in thousands):

                                                              DECEMBER 31, 1996
                                                              -----------------
                                                              CARRYING   FAIR
                                                               AMOUNT   VALUE
                                                              -------- --------
      Balance sheet financial instruments
        Long-term debt....................................... $524,191 $549,613
        Mortgages............................................ $139,952 $142,643
      Derivative financial instruments
        Interest rate contracts.............................. $    --  $  1,218

                       SECURITY CAPITAL INDUSTRIAL TRUST

 Derivative Financial Instruments

  SCI has only limited involvement with derivative financial instruments and does not use them for trading purposes. SCI uses derivatives to manage well-defined interest rate risk.

  The primary risks associated with derivative instruments are market risk (price risk) and credit risk. Price risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates). SCI utilizes derivative instruments in anticipation of future transactions to manage well defined interest rate risk. Through hedging, SCI can effectively manage the risk of increases in interest rates on future debt issuances.

  Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. SCI does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties. As of December 31, 1996, the counterparties to all outstanding contracts were financial institutions with AA or A+ credit ratings. SCI does not anticipate non-performance by any of the counterparties to its derivative contracts. Should a counterparty fail to perform, however, SCI would incur a financial loss to the extent of the positive fair market value of the derivative instruments.

  The following table summarizes the activity in interest rate contracts for the year ended December 31, 1996 (in millions):

                                                          INTEREST   INTEREST
                                                        RATE FUTURES   RATE
                                                         CONTRACTS    SWAPS
                                                        ------------ --------
      Notional amount at December 31, 1995.............    $  --      $  --
      New contracts....................................     156.0      173.0
      Matured or expired contracts.....................     (50.0)       --
      Terminated contracts.............................       --      (140.0)
                                                           ------     ------
      Notional amount at December 31, 1996.............    $106.0(1)  $ 33.0(2)
                                                           ======     ======

--------
(1) Included in the $106.0 million notional amount at December 31, 1996 are two contracts totalling $80.0 million which settled on January 31, 1997 (see Note 14. Subsequent Events), and a $26.0 million contract with a termination date of July 15, 1997. The $26.0 million contract locks in the 30 year Treasury at a rate of 6.56%.
(2) The remaining swap contract as of December 31, 1996, which matures in 2007, provides for SCI to pay a fixed rate of 6.61% and receive a floating rate equal to the three month LIBOR rate.

  Deferred losses totalling $1.9 million on matured, expired or terminated interest rate contracts were recorded on the balance sheet as of December 31, 1996. These losses related to the unwind of hedges placed for the May 1996 debt offering (see Note 4) and are being amortized into interest expense over a weighted average amortization period of 10.8 years.

13. COMMITMENTS AND CONTINGENCIES:

 Environmental Matters

  All of the properties acquired by SCI have been subjected to Phase I environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is SCI aware of any environmental liability (including asbestos related liability) that SCI believes would have a material adverse effect on SCI's business, financial condition or results of operations.

                       SECURITY CAPITAL INDUSTRIAL TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

14. SUBSEQUENT EVENTS:

  On January 22, 1997, SCI announced that it received a proposal from Security Capital Group to exchange the REIT Manager and Client Services, the REIT manager's property management affiliate, for Common Shares. As a result of the proposed transaction, SCI would become an internally managed REIT, and Security Capital Group would remain SCI's largest shareholder. SCI's Board has formed a special committee comprised of independent Trustees to review the proposed transaction. The proposed transaction is subject to approval by the special committee, the full Board and SCI's shareholders.

  On February 7, 1997, SCI completed a public offering of 4,025,000 Common Shares. Net proceeds to SCI after underwriting discounts and offering costs were $80.4 million.

  On February 4, 1997, SCI issued $100.0 million of Series A 2015 Notes under its Medium-Term Note program established in November 1996. The Series A 2015 Notes bear interest at 7.81%, payable semi-annually on February 1 and August 1, commencing August 1, 1997. Installments of principal will be paid annually on each February 1, commencing February 1, 2010, in the following amounts: $20 million in 2010, $15 million in 2011, $15 million in 2012, $20 million in 2013, $20 million in 2014 and $10 million in 2015. The Series A 2015 Notes have a weighted average life to maturity of 15.35 years and a final maturity extending to 2015. The average effective interest cost is 7.73%, including all costs associated with the offering plus $1.7 million in proceeds received on January 31, 1997 in connection with two interest rate protection agreements entered into in August and November 1996 in anticipation of the debt offering. Both the August 1996 and the November 1996 interest rate protection agreements were in the form of a forward treasury lock agreement with an AA rated financial institution. The August agreement included a notional principal amount of $30.0 million and a reference price of 99.653 on the thirty year Treasury Note. The November agreement included a notional principal amount of $50.0 million and a reference price of 101-29/32 on the ten year Treasury Note. The settlement date on both contracts was January 31, 1997.

  On October 11, 1996, and as amended on October 31, 1996, SCI filed a shelf registration statement with the Securities and Exchange Commission regarding the offering from time to time of $600 million in one or more series of its debt securities, preferred shares of beneficial interest and common shares of beneficial interest, and had approximately $78 million remaining under its previous shelf registration statement. After the Series C Preferred Share offering in November 1996 (see Note 6) and the offerings described above, as of February 10, 1997, approximately $393 million in securities were available to be issued under the shelf registration statement.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust:

  We have audited, in accordance with generally accepted auditing standards, the financial statements of Security Capital Industrial Trust included in this Form 10-K, and have issued our report thereon dated February 10, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III--Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
February 10, 1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                         GROSS AMOUNTS AT
                                                                           WHICH CARRIED
                                    INITIAL COSTS        COSTS          AT CLOSE OF PERIOD
                                 -------------------  CAPITALIZED   --------------------------- ACCUMULATED      DATE OF
                  NO. OF ENCUM-          BUILDING &    SUBSEQUENT           BUILDING &   TOTAL  DEPRECIATION  CONSTRUCTION/
   DESCRIPTION    BLDGS. BRANCES  LAND  IMPROVEMENTS TO ACQUISITION  LAND  IMPROVEMENTS  (A,B)      (C)        ACQUISITION
   -----------    ------ ------- ------ ------------ -------------- ------ ------------ ------- ------------ ----------------
OPERATING
PROPERTIES
 Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........    3           $1,758   $   --        $ 4,610     $1,763   $ 4,605    $ 6,368   $   (70)         1996
 Atlanta NE
 Distribution
 Center..........    4            3,248       --         11,942      3,248    11,942     15,190      (156)         1996
 Atlanta West
 Distribution
 Center..........   21            6,995    36,055         7,007      6,995    43,062     50,057    (2,496)      1994, 1996
 Carter-Pacific
 Business Center.    3              556     3,151            59        556     3,210      3,766      (115)         1995
 Chattahoochee
 Business Center.    4              362     2,049           601        438     2,574      3,012       --           1996
 Fulton Park
 Distribution
 Center..........    4              447     2,533           (79)       426     2,475      2,901       --           1996
 International
 Airport
 Industrial
 Center..........    9            2,939    14,146         4,436      2,969    18,552     21,521    (1,251)      1994, 1995
 LaGrange
 Distribution
 Center..........    1              174       986           103        174     1,089      1,263       (91)         1994
 Northeast
 Industrial
 Center..........    4            1,109     6,283          (158)     1,050     6,184      7,234      (168)         1996
 Northmont
 Industrial
 Center..........    1              566     3,209           135        566     3,344      3,910      (244)         1994
 Oakcliff
 Industrial
 Center..........    3              608     3,446           142        608     3,588      4,196      (206)         1995
 Olympic
 Industrial
 Center..........    2              698     3,956           950        757     4,847      5,604      (120)         1996
 Peachtree
 Commerce
 Business Center.    4              707     4,004           490        707     4,494      5,201      (379)         1994
 Peachtree
 Distribution
 Center..........    1              302     1,709            27        302     1,736      2,038      (115)         1994
 Plaza Industrial
 Center..........    1               66       372            11         66       383        449       (19)         1995
 Pleasantdale
 Industrial
 Center..........    2              541     3,184           102        541     3,286      3,827      (214)         1995
 Regency
 Industrial
 Center..........    9            1,853    10,480           555      1,856    11,032     12,888      (804)         1994
 Sullivan 75
 Distribution
 Center..........    3     (d)      728     4,123           217        728     4,340      5,068      (291)      1994, 1995
 Tradeport
 Distribution
 Center..........    3            1,464     4,563         5,215      1,479     9,763     11,242      (479)      1994, 1996
 Weaver
 Distribution
 Center..........    2              935     5,182           369        935     5,551      6,486      (350)         1995
 Westfork
 Industrial
 Center..........   10            2,483    14,115           415      2,483    14,530     17,013      (720)         1995
 Zip Industrial
 Center..........    4              533     3,023          (275)       485     2,796      3,281       --           1996
 Austin, Texas
 Braker Service
 Center..........    3            1,765    10,002           789      1,765    10,791     12,556    (1,012)         1994
 Corridor Park
 Corporate
 Center..........    6            2,109     1,681        12,135      2,131    13,794     15,925      (369)      1995, 1996
 Montopolis
 Distribution
 Center..........    1              580     3,384           430        580     3,814      4,394      (349)         1994
 Pecan Business
 Center..........    4              630     3,572           217        631     3,788      4,419      (177)         1995
 Rutland
 Distribution
 Center..........    2              460     2,617           197        462     2,812      3,274      (275)         1993
 Southpark
 Corporate
 Center..........    7            1,946       --         13,894      1,946    13,894     15,840      (694)   1994, 1995, 1996
 Walnut Creek
 Corporate
 Center..........   12            2,707     5,649        15,668      2,707    21,317     24,024      (671)   1994, 1995, 1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                             GROSS AMOUNTS AT
                                                                              WHICH CARRIED
                                     INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                  --------------------  CAPITALIZED   ------------------------------ ACCUMULATED     DATE OF
                   NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &    TOTAL   DEPRECIATION CONSTRUCTION/
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)       ACQUISITION
   -----------     ------ ------- ------- ------------ -------------- ------- ------------ --------- ------------ -------------
Birmingham,
 Alabama
 Oxmoor
  Distribution
  Center.........     4     (d)     2,398    13,591           123       2,398    13,714       16,112    (1,215)       1994
 Perimeter
  Distribution
  Center.........     2             2,489    14,109           428       2,490    14,536       17,026    (1,285)       1994
Charlotte, North
 Carolina
 Barringer
  Industrial
  Center.........     3               308     1,746           380         308     2,126        2,434      (176)       1994
 Bond
  Distribution
  Center.........     2               905     5,126           859         905     5,985        6,890      (527)       1994
 Charlotte
  Commerce
  Center.........    10     (d)     4,341    24,954           765       4,342    25,718       30,060    (2,221)       1994
 Charlotte
  Distribution
  Center.........     5             3,131       --         11,549       3,131    11,549       14,680      (344)    1995, 1996
 Northpark
  Distribution
  Center.........     1               307     1,742            38         307     1,780        2,087      (145)       1994
Chattanooga,
 Tennessee
 Stone Fort
  Distribution
  Center.........     4             2,063    11,688           150       2,063    11,838       13,901      (889)       1994
 Tiftonia
  Distribution
  Center.........     1               146       829           182         146     1,011        1,157       (51)       1995
Chicago, Illinois
 Bedford Park
  Distribution
  Center.........     1               473     2,678            17         473     2,695        3,168       (15)       1996
 Bridgeview
  Distribution
  Center.........     4             1,302     7,378           384       1,302     7,762        9,064      (102)       1996
 Des Plaines
  Distribution
  Center.........     3             2,158    12,232           278       2,159    12,509       14,668      (311)    1995, 1996
 Elk Grove
  Distribution
  Center.........     8             3,674    20,820         1,793       3,674    22,613       26,287      (555)    1995, 1996
 Glendale Heights
  Distribution
  Center.........     1             1,126     6,382            40       1,126     6,422        7,548        --        1996
 Glenview
  Distribution
  Center.........     1               214     1,213             7         214     1,220        1,434        (7)       1996
 Itasca
  Distribution
  Center.........     1               319     1,808            23         319     1,831        2,150       (41)       1996
 Mitchell
  Distribution
  Center.........     1             1,236     7,004           287       1,236     7,291        8,527      (137)       1996
 Northlake
  Distribution
  Center.........     1               372     2,106            41         372     2,147        2,519       (47)       1996
 Tri-Center
  Distribution
  Center.........     3               889     5,038            82         889     5,120        6,009       (42)       1996
Cincinnati, Ohio
 Airpark
  Distribution
  Center.........     2             1,692        --        10,020       1,718     9,994       11,712      (169)       1996
 Blue
  Ash/Interstate
  Distribution
  Center.........     1               144       817           469         144     1,286        1,430       (44)       1995
 Capital
  Distribution
  Center I.......     4             1,750     9,922           574       1,751    10,495       12,246      (680)       1994
 Capital
  Distribution
  Center II......     5             1,953    11,067           876       1,953    11,943       13,896      (853)       1994

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                            GROSS AMOUNTS AT
                                                                             WHICH CARRIED
                                    INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                 --------------------  CAPITALIZED   ------------------------------ ACCUMULATED      DATE OF
                  NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &    TOTAL   DEPRECIATION  CONSTRUCTION/
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)        ACQUISITION
   -----------    ------ ------- ------- ------------ -------------- ------- ------------ --------- ------------ ----------------
 Capital
 Industrial
 Center I........   10             1,039     5,885           841       1,039     6,726        7,765     (375)       1994, 1995
 Empire
 Distribution
 Center..........    3               529     2,995           223         529     3,218        3,747     (138)          1995
 Production
 Distribution
 Center..........    1     (f)       598     2,717           (18)        479     2,818        3,297     (201)          1994
 Springdale
 Commerce Center.    3               421     2,384           431         421     2,815        3,236      (74)          1996
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........    3             1,981        --        18,781       1,981    18,781       20,762     (320)          1996
 Columbus West
 Industrial
 Center..........    3               645     3,655           578         645     4,233        4,878     (199)          1995
 Corporate Park
 West............    2               679     3,849            45         679     3,894        4,573      (54)          1996
 Fischer
 Distribution
 Center..........    1             1,197     6,785           561       1,197     7,346        8,543     (475)          1995
 McCormick
 Distribution
 Center..........    5             1,664     9,429           697       1,664    10,126       11,790     (666)          1994
 New World
 Distribution
 Center..........    1               207     1,173           411         207     1,584        1,791     (120)          1994
Dallas/Fort
Worth, Texas
 Carter
 Industrial
 Center..........    1               334        --         2,301         334     2,301        2,635       (8)          1996
 Dallas Corporate
 Center..........    4             3,325        --        15,517       3,325    15,517       18,842     (208)          1996
 Franklin
 Distribution
 Center..........    2               528     2,991           392         528     3,383        3,911     (317)          1994
 Freeport
 Distribution
 Center..........    1               613     3,473            34         613     3,507        4,120      (19)          1996
 Great Southwest
 Distribution
 Center..........    8             2,260    10,697         3,420       2,269    14,108       16,377     (590)    1994, 1995, 1996
 Great Southwest
 Industrial
 Center..........    2               308     1,744            96         308     1,840        2,148      (68)          1995
 Lone Star
 Distribution
 Center..........    2               967     5,477            57         967     5,534        6,501     (107)          1996
 Metropolitan
 Distribution
 Center..........    1               201     1,097           716         297     1,717        2,014      (76)          1995
 Northgate
 Distribution
 Center..........    5             1,570     8,897           339       1,570     9,236       10,806     (700)       1994, 1996
 Northpark
 Business Center.    2               467     2,648           158         467     2,806        3,273      (79)       1995, 1996
 Northway
 Business Plaza..    7               565     3,202           184         565     3,386        3,951       --           1995
 Redbird
 Distribution
 Center..........    2               738     4,186            86         739     4,271        5,010     (112)       1994, 1996
 Skyline Business
 Center..........    4               409     2,320            21         409     2,341        2,750       --           1995
 Stemmons
 Distribution
 Center..........    1               272     1,544           341         272     1,885        2,157     (103)          1995
 Stemmons
 Industrial
 Center..........   11             1,497     8,484           993       1,497     9,477       10,974     (532)    1994, 1995, 1996
 Trinity Mills
 Distribution
 Center..........    4             1,709     9,684           584       1,709    10,268       11,977     (191)          1996
 Valwood Business
 Center..........    2               520     2,945           (35)        520     2,910        3,430       --           1995

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                            GROSS AMOUNTS AT
                                                                             WHICH CARRIED
                                    INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                 --------------------  CAPITALIZED   ------------------------------ ACCUMULATED      DATE OF
                  NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &    TOTAL   DEPRECIATION  CONSTRUCTION/
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)        ACQUISITION
   -----------    ------ ------- ------- ------------ -------------- ------- ------------ --------- ------------ ----------------
Denver, Colorado
 Denver Business
 Center..........    5             1,156     7,486         5,892       1,156    13,378       14,534    (1,141)   1992, 1994, 1996
 Havana
 Distribution
 Center..........    1               401     2,281            67         401     2,348        2,749      (270)         1993
 Moline
 Distribution
 Center..........    1               327     1,850            95         327     1,945        2,272      (181)         1994
 Moncrieff
 Distribution
 Center..........    1               314     2,493           147         314     2,640        2,954      (356)         1992
 Pagosa Distribu-
 tion Center.....    1               406     2,322           100         406     2,422        2,828      (295)         1993
 Stapleton Dis-
 tribution Cen-
 ter.............    1               219     1,247            49         219     1,296        1,515      (148)         1993
 Upland Distribu-
 tion Center I...    6               820     5,710         8,007         821    13,716       14,537    (1,243)   1992, 1994, 1995
 Upland Distribu-
 tion Center II..    6             2,456    13,946           486       2,489    14,399       16,888    (1,569)      1993, 1994
East Bay (San
Francisco),
California
 East Bay Indus-
 trial Center....    1               531     3,009           137         531     3,146        3,677      (246)         1994
 Eigenbrodt Way
 Distribution
 Center..........    1       (d)     393     2,228            39         393     2,267        2,660      (226)         1993
 Hayward Commerce
 Center..........    4             1,933    10,955           276       1,933    11,231       13,164    (1,104)         1993
 Hayward Commerce
 Park............    9             2,764    15,661         1,037       2,764    16,698       19,462    (1,603)         1994
 Hayward Distri-
 bution Center...    7       (e)   3,417    19,255           262       3,417    19,517       22,934    (1,947)         1993
 Hayward Indus-
 trial Center....   13       (d)   4,481    25,393         1,727       4,481    27,120       31,601    (2,603)         1993
 Patterson Pass
 Business Center.    2               862     4,885            34         862     4,919        5,781      (492)         1993
 San Leandro Dis-
 tribution
 Center..........    3             1,387     7,862           188       1,387     8,050        9,437      (817)         1993
El Paso, Texas
 Billy the Kid
 Distribution
 Center..........    1               273     1,547           453         273     2,000        2,273      (145)         1994
 Broadbent Indus-
 trial Center....    3               676     5,183           248         676     5,431        6,107      (668)         1993
 Goodyear Distri-
 bution Center...    1               511     2,899            32         511     2,931        3,442      (251)         1994
 Northwestern
 Corporate Cen-
 ter.............    4             1,272     3,155         6,632       1,278     9,781       11,059      (819)   1992, 1993, 1994
 Pan Am Distribu-
 tion Center.....    1               318        --         2,330         318     2,330        2,648      (107)         1995
 Peter Cooper
 Distribution
 Center..........    1       (d)     495     2,816            42         495     2,858        3,353      (244)         1994
 Vista Corporate
 Center..........    4             1,945        --        10,211       1,946    10,210       12,156      (420)   1994, 1995, 1996
 Vista Del Sol
 Industrial Cen-
 ter.............    7       (d)   2,255    12,782         9,310       3,516    20,831       24,347    (1,468)      1994, 1995

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                              GROSS AMOUNTS AT
                                                                               WHICH CARRIED
                                      INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                   --------------------  CAPITALIZED   ------------------------------ ACCUMULATED
                    NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION      BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------      ------ ------- ------- ------------ -------------- ------- ------------ --------- ------------
Fort
 Lauderdale/Miami,
 Florida
 Airport West
  Distribution
  Center.........      1               675     3,825           644       1,276     3,868        5,144      (129)
 North Andrews
  Distribution
  Center.........      1     (f)       698     3,956            91         698     4,047        4,745      (292)
 Port 95 Distri-
  bution Center..      1             1,174     6,654            26       1,174     6,680        7,854      (370)
Houston, Texas
 Crosstimbers
  Distribution
  Center.........      1               359     2,035           427         359     2,462        2,821      (213)
 Hempstead Dis-
  tribution Cen-
  ter............      3             1,013     5,740           545       1,013     6,285        7,298      (551)
 I-10 Central
  Distribution
  Center.........      2               181     1,023           100         181     1,123        1,304      (104)
 I-10 Central
  Service Center.      1                58       330            29          58       359          417       (33)
 Pine Forest
  Business Cen-
  ter............     18             4,859    27,557         1,451       4,859    29,008       33,867    (1,684)
 Post Oak Busi-
  ness Center....     16             3,462    17,966         2,468       3,462    20,434       23,896    (1,718)
 Post Oak Distri-
  bution Center..      7             2,115    12,017         1,224       2,115    13,241       15,356    (1,433)
 South Loop Dis-
  tribution Cen-
  ter............      5             1,051     5,964           689       1,052     6,652        7,704      (527)
 Southwest Free-
  way Industrial
  Center.........      1                84       476            27          84       503          587       (44)
 West by North-
  west Industrial
  Center.........     13             3,076     8,382        17,984       3,088    26,354       29,442    (1,308)
 White Street
  Distribution
  Center.........      1               469     2,656           164         469     2,820        3,289      (168)
Indianapolis, In-
 diana
 Eastside Distri-
  bution Center..      2               471     2,668           246         472     2,913        3,385      (106)
 North by North-
  east Distribu-
  tion Center....      1             1,058        --         6,009       1,059     6,008        7,067      (107)
 Park 100 Indus-
  trial Center...     29            10,918    61,874         2,854      10,985    64,661       75,646    (2,757)
 Park Fletcher
  Distribution
  Center.........     12             3,251    18,418         1,612       3,309    19,972       23,281      (711)
 Shadeland Indus-
  trial Center...      3               428     2,431           440         429     2,870        3,299      (130)
Kansas City,
 Kansas/Missouri.
 44th Street
  Business Cen-
  ter............      1               143       813           284         143     1,097        1,240       (27)
                    DATE OF CONSTRUCTION/
   DESCRIPTION           ACQUISITION
   -----------      ----------------------
Fort
 Lauderdale/Miami,
 Florida
 Airport West
  Distribution
  Center.........            1995
 North Andrews
  Distribution
  Center.........            1994
 Port 95 Distri-
  bution Center..            1995
Houston, Texas
 Crosstimbers
  Distribution
  Center.........            1994
 Hempstead Dis-
  tribution Cen-
  ter............            1994
 I-10 Central
  Distribution
  Center.........            1994
 I-10 Central
  Service Center.            1994
 Pine Forest
  Business Cen-
  ter............      1993, 1994, 1995
 Post Oak Busi-
  ness Center....      1993, 1994, 1996
 Post Oak Distri-
  bution Center..         1993, 1994
 South Loop Dis-
  tribution Cen-
  ter............            1994
 Southwest Free-
  way Industrial
  Center.........            1994
 West by North-
  west Industrial
  Center.........   1993, 1994, 1995, 1996
 White Street
  Distribution
  Center.........            1995
Indianapolis, In-
 diana
 Eastside Distri-
  bution Center..            1995
 North by North-
  east Distribu-
  tion Center....            1995
 Park 100 Indus-
  trial Center...         1994, 1995
 Park Fletcher
  Distribution
  Center.........      1994, 1995, 1996
 Shadeland Indus-
  trial Center...            1995
Kansas City,
 Kansas/Missouri.
 44th Street
  Business Cen-
  ter............            1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                          GROSS AMOUNTS AT
                                                                            WHICH CARRIED
                                    INITIAL COSTS        COSTS           AT CLOSE OF PERIOD
                                  ------------------  CAPITALIZED   -----------------------------                     DATE OF
                   NO. OF ENCUM-         BUILDING &    SUBSEQUENT          BUILDING &               ACCUMULATED    CONSTRUCTION/
   DESCRIPTION     BLDGS. BRANCES LAND  IMPROVEMENTS TO ACQUISITION LAND  IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)   ACQUISITION
   -----------     ------ ------- ----- ------------ -------------- ----- ------------ ---------- --------------- ----------------
 Congleton Dis-
 tribution Cen-
 ter.............     3             518     2,937           203       518     3,140       3,658         (254)           1994
 Lamar Distribu-
 tion Center.....     1             323     1,829           274       323     2,103       2,426         (166)           1994
 Macon Bedford
 Distribution
 Center..........     1             304     1,725           140       304     1,865       2,169          (34)           1996
 Platte Valley
 Industrial Cen-
 ter.............     9     (d)   3,533    20,017           550     3,533    20,567      24,100       (1,479)           1994
 Riverside Dis-
 tribution Cen-
 ter.............     5     (d)     533     3,024           226       534     3,249       3,783         (230)           1994
 Riverside Indus-
 trial Center....     5     (d)   1,012     5,736           212     1,012     5,948       6,960         (419)           1994
 Terrace &
 Lackman
 Distribution
 Center..........     1             285     1,615           397       285     2,012       2,297         (139)           1994
Las Vegas, Nevada
 Hughes Airport
 Center..........     1             876       --          3,511       910     3,477       4,387         (241)           1994
 Las Vegas Corpo-
 rate Center.....     5     (e)   3,255       --         14,229     3,256    14,228      17,484         (537)     1994, 1995, 1996
 West One Busi-
 ness Center.....     4     (d)   2,468    13,985            78     2,468    14,063      16,531         (156)           1996
Louisville, Ken-
tucky
 Louisville Dis-
 tribution Cen-
 ter.............     2           1,219     3,402         6,200     1,220     9,601      10,821         (173)        1995, 1996
Memphis, Tennes-
see
 Airport Distri-
 bution Center...    15           4,543    25,748         1,894     4,544    27,641      32,185       (1,230)        1995, 1996
 Delp Distribu-
 tion Center.....     6           1,910    10,826           814     1,910    11,640      13,550         (678)           1995
 Fred Jones Dis-
 tribution Cen-
 ter.............     1             125       707            66       125       773         898          (49)           1994
 Southwide Indus-
 trial Center....     4     (d)     423     3,365           271       425     3,634       4,059         (236)           1994
Nashville, Ten-
nessee
 Bakertown Dis-
 tribution Cen-
 ter.............     2             463     2,626            53       463     2,679       3,142         (103)           1995
 I-40 Industrial
 Center..........     3             665     3,774           150       666     3,923       4,589         (200)        1995, 1996
 Interchange City
 Distribution
 Center..........     3           1,953     5,767         3,638     2,095     9,263      11,358         (423)     1994, 1995, 1996
 Space Park South
 Distribution
 Center..........    15           3,499    19,830           929     3,499    20,759      24,258       (1,514)           1994
New Jersey/I-95
Corridor
 Clearview Dis-
 tribution Cen-
 ter.............     1           2,232    12,648           --      2,232    12,648      14,880          --             1996
 Kilmer Distribu-
 tion Center.....     4           2,526    14,313           --      2,526    14,313      16,839          --             1996
 Meadowland In-
 dustrial Center.     1           2,409    13,653           246     2,409    13,899      16,308         (191)           1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                            GROSS AMOUNTS AT
                                                                              WHICH CARRIED
                                    INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                 --------------------  CAPITALIZED   -------------------------------
                  NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &               ACCUMULATED
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)
   -----------    ------ ------- ------- ------------ -------------- ------- ------------ ---------- ---------------
Oklahoma City,
 Oklahoma
 Greenfield Serv-
  ice Center.....    2               257     1,172           362         258     1,533        1,791       (134)
 Melcat Distribu-
  tion Center....    1               240     1,363           268         240     1,631        1,871       (133)
 Meridian Busi-
  ness Center....    2               195     1,109           402         196     1,510        1,706        (99)
 Oklahoma Distri-
  bution Center..    3               893     5,082           266         893     5,348        6,241       (607)
 Will Rogers
  Service Center.    2               334     1,891           252         334     2,143        2,477       (170)
Orange County,
 California
 Mid-Counties
  Distribution
  Center.........    5             2,804    15,895         1,431       2,805    17,325       20,130       (719)
 North County
  Distribution
  Center.........    2            16,543       --         22,571      16,543    22,571       39,114       (119)
 Pacific Business
  Center.........    2             1,179       --          4,820       1,179     4,820        5,999        (66)
 Santa Ana Dis-
  tribution Cen-
  ter............    1               647     3,668            26         647     3,694        4,341       (246)
Orlando, Florida
 33rd Street In-
  dustrial Cen-
  ter............    9   (d)(f)    1,980    11,237           523       1,980    11,760       13,740       (531)
 Chancellor Dis-
  tribution Cen-
  ter............    1               380     2,156           692         380     2,848        3,228       (182)
 La Quinta Dis-
  tribution Cen-
  ter............    1               354     2,006           592         354     2,598        2,952       (182)
 Titusville In-
  dustrial Cen-
  ter............    1     (d)       283     1,603            62         283     1,665        1,948       (118)
Phoenix, Arizona
 24th Street In-
  dustrial Cen-
  ter............    2               503     2,852           188         503     3,040        3,543       (299)
 Alameda Distri-
  bution Center..    1               369     2,423           166         369     2,589        2,958       (397)
 Hohokam 10 In-
  dustrial Cen-
  ter............    5             2,940       --         10,992       2,940    10,992       13,932       (108)
 I-10 West Busi-
  ness Center....    3               263     1,525           102         263     1,627        1,890       (186)
 Kyrene Commons
  Distribution
  Center.........    1               430     2,656            77         430     2,733        3,163       (435)
 Martin Van Buren
  Distribution
  Center.........    6               572     3,285           188         572     3,473        4,045       (318)
 Papago Distribu-
  tion Center....    1               420     2,383            73         420     2,456        2,876       (225)
 Pima Distribu-
  tion Center....    1               306     1,742           195         306     1,937        2,243       (195)
 Tiger Distribu-
  tion Center....    1               402     2,279           592         402     2,871        3,273       (265)
 Watkins Distri-
  bution Center..    1               242     1,375           192         243     1,566        1,809       (101)
Portland, Oregon
 Argyle Distribu-
  tion Center....    3               946     5,388           211         946     5,599        6,545       (589)
                      DATE OF
                   CONSTRUCTION/
   DESCRIPTION      ACQUISITION
   -----------    ----------------
Oklahoma City,
 Oklahoma
 Greenfield Serv-
  ice Center.....       1994
 Melcat Distribu-
  tion Center....       1994
 Meridian Busi-
  ness Center....       1994
 Oklahoma Distri-
  bution Center..       1993
 Will Rogers
  Service Center.       1994
Orange County,
 California
 Mid-Counties
  Distribution
  Center.........       1995
 North County
  Distribution
  Center.........       1996
 Pacific Business
  Center.........       1996
 Santa Ana Dis-
  tribution Cen-
  ter............       1994
Orlando, Florida
 33rd Street In-
  dustrial Cen-
  ter............ 1994, 1995, 1996
 Chancellor Dis-
  tribution Cen-
  ter............       1994
 La Quinta Dis-
  tribution Cen-
  ter............       1994
 Titusville In-
  dustrial Cen-
  ter............       1994
Phoenix, Arizona
 24th Street In-
  dustrial Cen-
  ter............       1994
 Alameda Distri-
  bution Center..       1992
 Hohokam 10 In-
  dustrial Cen-
  ter............       1996
 I-10 West Busi-
  ness Center....       1993
 Kyrene Commons
  Distribution
  Center.........       1992
 Martin Van Buren
  Distribution
  Center.........    1993, 1994
 Papago Distribu-
  tion Center....       1994
 Pima Distribu-
  tion Center....       1993
 Tiger Distribu-
  tion Center....       1994
 Watkins Distri-
  bution Center..       1995
Portland, Oregon
 Argyle Distribu-
  tion Center....       1993

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                            GROSS AMOUNTS AT
                                                                              WHICH CARRIED
                                    INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                 --------------------  CAPITALIZED   -------------------------------                    DATE OF
                  NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &               ACCUMULATED   CONSTRUCTION/
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)  ACQUISITION
   -----------    ------ ------- ------- ------------ -------------- ------- ------------ ---------- --------------- -------------
 Columbia Distri-
 bution Center...    2               550     3,121           107         551     3,227        3,778       (231)          1994
 PDX Corporate
 Center North....    7     (e)     2,405       --         10,698       2,542    10,561       13,103       (380)       1995, 1996
 Wilsonville Cor-
 porate Center...    6     (e)     2,963       --         11,143       2,963    11,143       14,106       (301)       1995, 1996
Reno, Nevada
 Golden Valley
 Distribution
 Center..........    2             2,850       --         10,331       2,812    10,369       13,181        --            1996
 Meredith Kleppe
 Business Center.    5             1,573     8,949           699       1,573     9,648       11,221       (991)          1993
 Pacific Indus-
 trial Center....    4             2,501       --         10,519       2,501    10,519       13,020       (568)       1994, 1995
 Packer Way Busi-
 ness Center.....    3               458     2,604           408         458     3,012        3,470       (312)          1993
 Packer Way Dis-
 tribution Cen-
 ter.............    2               506     2,879           164         506     3,043        3,549       (318)          1993
 Spice Island
 Distribution
 Center..........    1               435     2,466           648         435     3,114        3,549        (51)          1996
Rio Grande Val-
ley, Texas
 Rio Grande Dis-
 tribution Cen-
 ter.............    5     (d)       527     2,987           480         527     3,467        3,994       (160)          1995
 Rio Grande In-
 dustrial Center.    8     (d)     2,188    12,399         1,190       2,188    13,589       15,777       (664)          1995
Salt Lake City,
Utah
 Centennial Dis-
 tribution Cen-
 ter.............    2             1,149       --          7,769       1,149     7,769        8,918       (281)          1995
 Clearfield Dis-
 tribution Cen-
 ter.............    2             2,500    14,165           101       2,481    14,285       16,766       (471)          1995
 Ogden Distribu-
 tion Center.....    1               463     2,625            50         463     2,675        3,138        --            1996
 Salt Lake Inter-
 national Distri-
 bution Center...    2             1,364     2,792         7,520       1,364    10,312       11,676       (289)       1994, 1996
San Antonio,
Texas
 10711 Distribu-
 tion Center.....    2               582     3,301           473         582     3,774        4,356       (338)          1994
 Blossom Business
 Center..........    2               573     3,249           605         573     3,854        4,427       (182)          1995
 Coliseum Distri-
 bution Center...    2             1,102     2,380        10,433       1,568    12,347       13,915       (728)       1994, 1995
 Distribution
 Drive Center....    1               473     2,680           191         473     2,871        3,344       (382)          1992
 Downtown Distri-
 bution Center...    1     (d)       241     1,364           255         241     1,619        1,860       (146)          1994
 I-10 Central
 Distribution
 Center..........    1               223     1,275           161         223     1,436        1,659       (202)          1992
 I-35 Business
 Center..........    4               663     3,773           350         663     4,123        4,786       (477)          1993
 Ison Business
 Center..........    3               648     3,674         1,146         648     4,820        5,468       (219)          1995
 Landmark One
 Distribution
 Center..........    1     (d)       341     1,933           251         341     2,184        2,525       (177)          1994
 Macro Distribu-
 tion Center.....    1               225     1,282           139         225     1,421        1,646       (191)          1993

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                             GROSS AMOUNTS AT
                                                                               WHICH CARRIED
                                     INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                  --------------------  CAPITALIZED   -------------------------------
                   NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &               ACCUMULATED
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)
   -----------     ------ ------- ------- ------------ -------------- ------- ------------ ---------- ---------------
 Northwest Corpo-
  rate Center....     6               609     3,453           341         609     3,794        4,403         --
 Perrin Creek
  Corporate Cen-
  ter............     6             1,547       --          8,502       1,610     8,439       10,049        (216)
 San Antonio Dis-
  tribution Cen-
  ter I..........    13             2,154    12,247         2,628       2,154    14,875       17,029      (1,881)
 San Antonio Dis-
  tribution Cen-
  ter II.........     3               969       --          5,713         885     5,797        6,682        (429)
 San Antonio Dis-
  tribution Cen-
  ter III........     6             1,709     9,684           503       1,709    10,187       11,896        (210)
 Sentinel Busi-
  ness Center....     6             1,276     7,230           797       1,276     8,027        9,303        (560)
 Woodlake Distri-
  bution Center..     2               248     1,405            64         248     1,469        1,717        (134)
San Diego, Cali-
 fornia
 Carmel Mountain
  Ranch Indus-
  trial
  Center.........     2             1,834       --          4,384       1,834     4,384        6,218         (2)
 Eastgate Distri-
  bution Center..     1             2,204       --          5,151       2,204     5,151        7,355         --
Seattle, Washing-
 ton
 Andover East
  Business Cen-
  ter............     2               535     3,033           198         535     3,231        3,766        (234)
 Fife Corporate
  Center.........     3             4,059       --          7,820       4,060     7,819       11,879         --
 Kent Corporate
  Center.........     2             2,882     1,987         8,246       3,154     9,961       13,115        (395)
 Van Doren's Dis-
  tribution Cen-
  ter............     1     (e)       895       --          3,343         977     3,261        4,238         (62)
South Bay (San
 Francisco), Cal-
 ifornia
 Bayside Business
  Center.........     2     (e)     2,088       --          3,802       2,088     3,802        5,890         (24)
 Bayside Corpo-
  rate Center....     7     (e)     4,365       --         16,080       4,365    16,080       20,445        (454)
 Bayside Plaza I.    12     (e)     5,212    18,008           393       5,216    18,397       23,613      (1,839)
 Bayside Plaza
  II.............     2     (e)       634       --          2,784         634     2,784        3,418        (342)
 Gateway Corpo-
  rate Center....    11   (d)(e)    7,575    24,746         4,432       7,575    29,178       36,753      (2,876)
 Shoreline Busi-
  ness Center....     8     (e)     4,328    16,101           314       4,328    16,415       20,743      (1,634)
 Shoreline Busi-
  ness Center II.     2     (e)       922       --          4,595         922     4,595        5,517        (283)
 Spinnaker Busi-
  ness Center....    12     (e)     7,043    25,220           662       7,043    25,882       32,925      (2,606)
 Thornton Busi-
  ness Center....     5     (d)     3,988    11,706         6,072       3,989    17,777       21,766      (1,373)
 Trimble Distri-
  bution Center..     5             2,836    16,067           606       2,836    16,673       19,509      (1,628)
Tampa, Florida
 Adamo Distribu-
  tion Center....     1               105       595           300         105       895        1,000         (24)
 Clearwater Dis-
  tribution Cen-
  ter............     2     (f)        92       524            48          92       572          664         (39)
                       DATE OF
                    CONSTRUCTION/
   DESCRIPTION       ACQUISITION
   -----------     ----------------
 Northwest Corpo-
  rate Center....        1995
 Perrin Creek
  Corporate Cen-
  ter............     1995, 1996
 San Antonio Dis-
  tribution Cen-
  ter I..........  1992, 1993, 1994
 San Antonio Dis-
  tribution Cen-
  ter II.........        1994
 San Antonio Dis-
  tribution Cen-
  ter III........        1996
 Sentinel Busi-
  ness Center....        1994
 Woodlake Distri-
  bution Center..        1994
San Diego, Cali-
 fornia
 Carmel Mountain
  Ranch Indus-
  trial
  Center.........        1996
 Eastgate Distri-
  bution Center..        1996
Seattle, Washing-
 ton
 Andover East
  Business Cen-
  ter............        1994
 Fife Corporate
  Center.........        1996
 Kent Corporate
  Center.........        1995
 Van Doren's Dis-
  tribution Cen-
  ter............        1995
South Bay (San
 Francisco), Cal-
 ifornia
 Bayside Business
  Center.........        1996
 Bayside Corpo-
  rate Center....     1995,1996
 Bayside Plaza I.        1993
 Bayside Plaza
  II.............        1994
 Gateway Corpo-
  rate Center....     1993,1996
 Shoreline Busi-
  ness Center....        1993
 Shoreline Busi-
  ness Center II.        1995
 Spinnaker Busi-
  ness Center....        1993
 Thornton Busi-
  ness Center....     1993,1996
 Trimble Distri-
  bution Center..        1994
Tampa, Florida
 Adamo Distribu-
  tion Center....        1995
 Clearwater Dis-
  tribution Cen-
  ter............        1994

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                            GROSS AMOUNTS AT
                                                                              WHICH CARRIED
                                    INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                 --------------------  CAPITALIZED   -------------------------------                    DATE OF
                  NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &               ACCUMULATED   CONSTRUCTION/
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)  ACQUISITION
   -----------    ------ ------- ------- ------------ -------------- ------- ------------ ---------- --------------- -------------
 Commerce Park
 Distribution
 Center..........    4               811     4,597          205          811     4,802       5,613         (342)         1994
 Eastwood Distri-
 bution Center...    1     (f)       122       690           36          122       726         848          (51)         1994
 Joe's Creek Dis-
 tribution Cen-
 ter.............    3     (f)       242     1,369          174          242     1,543       1,785         (102)         1994
 Lakeland Distri-
 bution Center...    1               938     5,313          541          938     5,854       6,792         (498)         1994
 Orchid Lake In-
 dustrial Center.    1                41       235           10           41       245         286          (17)         1994
 Plant City Dis-
 tribution Cen-
 ter.............    1     (f)       206     1,169           50          206     1,219       1,425          (86)         1994
 Sabal Park Dis-
 tribution Cen-
 ter.............    1               352       --         3,042          352     3,042       3,394          (26)         1996
 Silo Bend Dis-
 tribution Cen-
 ter.............    4     (f)     2,887    16,358          655        2,887    17,013      19,900       (1,131)         1994
 Silo Bend Indus-
 trial Center....    1     (f)       525     2,975          222          525     3,197       3,722         (226)         1994
 St. Petersburg
 Service Center..    1                35       197           21           35       218         253          (15)         1994
 Tampa East Dis-
 tribution Cen-
 ter.............   12     (f)     2,780    15,757        1,337        2,780    17,094      19,874       (1,165)         1994
 Tampa East In-
 dustrial Center.    2     (f)       332     1,880          104          332     1,984       2,316         (139)         1994
 Tampa West Dis-
 tribution Cen-
 ter.............   16   (d)(f)    3,341    19,046        1,663        3,400    20,650      24,050       (1,421)      1994, 1995
 Tampa West In-
 dustrial Center.    4     (f)       700     1,161        3,569          700     4,730       5,430         (119)      1994, 1996
 Tampa West Serv-
 ice Center......    4     (f)       970     5,501          273          971     5,773       6,744         (405)         1994
Tulsa, Oklahoma
 52nd Street Dis-
 tribution Cen-
 ter.............    1               340     1,924           64          340     1,988       2,328         (141)         1994
 70th East Dis-
 tribution Cen-
 ter.............    1               129       733          131          129       864         993          (54)         1994
 East 55th Street
 Distribution
 Center..........    1     (f)       210     1,191           28          210     1,219       1,429          (88)         1994
 Expressway Dis-
 tribution Cen-
 ter.............    4               573     3,280          322          573     3,602       4,175         (405)         1993
 Henshaw Distri-
 bution Center...    3               500     2,829           70          499     2,900       3,399         (213)         1994
Washington,
D.C./Baltimore
 Ardmore Distri-
 bution Center...    3             1,431     8,110          231        1,431     8,341       9,772         (549)         1994
 Ardmore Indus-
 trial Center....    2               984     5,581          128          985     5,708       6,693         (381)         1994
 Chantilly Dis-
 tribution Cen-
 ter.............    1             1,650       --         9,352        2,103     8,899      11,002          --           1996
 Concorde Indus-
 trial Center....    4             1,538     8,717          319        1,538     9,036      10,574         (470)         1995
 De Soto Business
 Park............    5     (d)     1,774    10,055          978        1,774    11,033      12,807         (170)         1996
 Eisenhower In-
 dustrial Center.    3             1,240     7,025          894        1,240     7,919       9,159         (515)         1994
 Fleet Distribu-
 tion Center.....    8             3,198    18,121          430        3,198    18,551      21,749         (558)         1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                 GROSS AMOUNTS AT
                                                                                  WHICH CARRIED
                                        INITIAL COSTS         COSTS             AT CLOSE OF PERIOD
                                    ---------------------  CAPITALIZED   --------------------------------
                     NO. OF ENCUM-            BUILDING &    SUBSEQUENT             BUILDING &               ACCUMULATED
    DESCRIPTION      BLDGS. BRANCES   LAND   IMPROVEMENTS TO ACQUISITION   LAND   IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)
    -----------      ------ ------- -------- ------------ -------------- -------- ------------ ---------- ---------------
 Hampton Central
  Distribution
  Center...........     1                986         --         3,635         986       3,635       4,621          (59)
 Patapsco Distribu-
  tion Center......     1                270       1,528          499         270       2,027       2,297          (57)
 Sunnyside Indus-
  trial Center.....     3              1,541       8,733          947       1,541       9,680      11,221         (618)
 Other markets.....     9     (f)      2,703      16,583         (105)      2,825      16,356      19,181         (748)
                      ---           --------  ----------     --------    --------  ----------  ----------    ---------
   Total Operating
    Properties.....   942           $352,574  $1,406,914     $515,196    $356,428  $1,918,256  $2,274,684    $(109,147)
                      ---           --------  ----------     --------    --------  ----------  ----------    ---------
LAND UNDER DEVELOP-
 MENT
Atlanta, Georgia
 Atlanta North East
  Distribution
  Center...........                 $  1,287         --      $    334    $  1,621         --   $    1,621          --
Charlotte, North
 Carolina
 Charlotte Distri-
  bution Center....                      695         --           483       1,178         --        1,178          --
Chicago, Illinois
 O'Hare Cargo Dis-
  tribution Center.                    3,557         --         1,615       5,172         --        5,172          --
 North Avenue Dis-
  tribution Center.                    1,675         --            99       1,774         --        1,774          --
Cincinnati, Ohio
 Princeton Distri-
  bution Center....           (d)        816         --           204       1,020         --        1,020          --
Dallas/Fort Worth,
 Texas
 Dallas Corporate
  Center...........                      615         --           310         925         --          925          --
 Great Southwest
  Industrial
  Center II........                      836         --             7         843         --          843          --
East Bay (San Fran-
 cisco), California
 Patterson Pass
  Business Center..                      590         --           409         999         --          999          --
Houston, Texas
 West by Northwest
  Industrial
  Center...........                      744         --            89         833         --          833          --
                         DATE OF
                      CONSTRUCTION/
    DESCRIPTION        ACQUISITION
    -----------      ----------------
 Hampton Central
  Distribution
  Center...........        1996
 Patapsco Distribu-
  tion Center......        1995
 Sunnyside Indus-
  trial Center.....        1994
 Other markets.....  1991, 1994, 1996
   Total Operating
    Properties.....
LAND UNDER DEVELOP-
 MENT
Atlanta, Georgia
 Atlanta North East
  Distribution
  Center...........        1995
Charlotte, North
 Carolina
 Charlotte Distri-
  bution Center....     1995, 1996
Chicago, Illinois
 O'Hare Cargo Dis-
  tribution Center.        1996
 North Avenue Dis-
  tribution Center.        1996
Cincinnati, Ohio
 Princeton Distri-
  bution Center....        1996
Dallas/Fort Worth,
 Texas
 Dallas Corporate
  Center...........        1995
 Great Southwest
  Industrial
  Center II........        1996
East Bay (San Fran-
 cisco), California
 Patterson Pass
  Business Center..        1996
Houston, Texas
 West by Northwest
  Industrial
  Center...........        1993

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                             GROSS AMOUNTS AT
                                                                               WHICH CARRIED
                                     INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                  --------------------  CAPITALIZED   -------------------------------
                   NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &               ACCUMULATED
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)
   -----------     ------ ------- ------- ------------ -------------- ------- ------------ ---------- ---------------
Indianapolis, In-
diana
 Ameriplex Dis-
 tribution Cen-
 ter.............                     634     --               55         689     --             689        --
Kansas City,
Kansas/Missouri
 Platte Valley
 Ind Ctr.........                     416     --               44         460     --             460        --
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........                   1,108     --               70       1,178     --           1,178        --
 Las Vegas Corpo-
 rate Center.....           (e)       893     --              411       1,304     --           1,304        --
Nashville, Ten-
nessee
 Interchange City
 Distribution
 Center..........                     369     --              558         927     --             927        --
Orange County,
California
 Mid-Counties
 Distribution
 Center..........                   3,360     --           (2,809)        551     --             551        --
 Pacific Business
 Center..........                   3,017     --              183       3,200     --           3,200        --
 Foothill Busi-
 ness Center.....                   1,841     --               68       1,909     --           1,909        --
Orlando, Florida
 Orlando Central
 Park............                     613     --               78         691     --             691        --
Portland, Oregon
 PDX Corporate
 Center North....                   1,464     --              346       1,810     --           1,810        --
 The Evergreen
 Park............                   2,241     --              788       3,029     --           3,029        --
Rio Grande Val-
ley, Texas
 Valley Indus-
 trial Center....                     230     --              102         332     --             332        --
Salt Lake City,
Utah
 Centennial Dist
 Center..........                   2,115     --               39       2,154     --           2,154        --
San Antonio,
Texas
 Tri-County Dis-
 tribution Cen-
 ter.............                     496     --              119         615     --             615        --
                      DATE OF
                   CONSTRUCTION/
   DESCRIPTION      ACQUISITION
   -----------     -------------
Indianapolis, In-
diana
 Ameriplex Dis-
 tribution Cen-
 ter.............      1996
Kansas City,
Kansas/Missouri
 Platte Valley
 Ind Ctr.........      1994
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........      1995
 Las Vegas Corpo-
 rate Center.....   1993, 1995
Nashville, Ten-
nessee
 Interchange City
 Distribution
 Center..........      1995
Orange County,
California
 Mid-Counties
 Distribution
 Center..........      1995
 Pacific Business
 Center..........      1995
 Foothill Busi-
 ness Center.....      1995
Orlando, Florida
 Orlando Central
 Park............      1996
Portland, Oregon
 PDX Corporate
 Center North....      1996
 The Evergreen
 Park............      1996
Rio Grande Val-
ley, Texas
 Valley Indus-
 trial Center....      1996
Salt Lake City,
Utah
 Centennial Dist
 Center..........      1996
San Antonio,
Texas
 Tri-County Dis-
 tribution Cen-
 ter.............      1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                              GROSS AMOUNTS AT
                                                                                WHICH CARRIED
                                      INITIAL COSTS         COSTS            AT CLOSE OF PERIOD
                                   --------------------  CAPITALIZED   -------------------------------
                    NO. OF ENCUM-           BUILDING &    SUBSEQUENT            BUILDING &               ACCUMULATED
    DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)
    -----------     ------ ------- ------- ------------ -------------- ------- ------------ ---------- ---------------
Seattle Washington
 Van Doren's
 Distribution
 Center............          (e)     1,670     --              212       1,882     --           1,882        --
Tampa, Florida
 Sabal Park
 Distribution
 Center............                    428     --               76         504     --             504        --
Washington
DC/Baltimore
 Airport Commons
 Distribution
 Center............                  2,320     --               37       2,357     --           2,357        --
 Chantilly
 Distribution
 Center............                    592     --              677       1,269     --           1,269        --
 Hampton Central
 Distribution
 Center............                    880     --              359       1,239     --           1,239        --
                     ---           -------     ---          ------     -------     ---      ---------        ---
   Total Land Under
   Development.....                $35,502     --           $4,963     $40,465     --       $  40,465        --
                     ---           -------     ---          ------     -------     ---      ---------        ---
   LAND HELD FOR
    DEVELOPMENT
   -------------
Atlanta, Georgia
 Atlanta West
 Distribution
 Center............                $   750     --           $    1     $   751     --       $     751        --
 Atlanta NE
 Distribution
 Center............                    520     --              266         786     --             786        --
 Clark Howell Road
 Distribution
 Center............                  1,679     --              126       1,805     --           1,805        --
 Riverside
 Distribution
 Center............                  1,378     --              119       1,497     --           1,497        --
Austin, Texas
 Corridor Park
 Corporate Center..                    585     --              727       1,312     --           1,312        --
 Southpark
 Corporate Center..                    526     --               62         588     --             588        --
 Walnut Creek
 Corporate Center..                  1.029     --               32       1,061     --           1,061        --
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center............                  1,599     --              --        1,599     --           1,599        --
Chicago, Illinois
 North Avenue
 Distribution
 Center............                  1,524     --               73       1,597     --           1,597        --
 O'Hare Cargo
 Distribution
 Center............                  2,216     --              655       2,871     --           2,871        --
                       DATE OF
                    CONSTRUCTION/
    DESCRIPTION      ACQUISITION
    -----------     -------------
Seattle Washington
 Van Doren's
 Distribution
 Center............     1994
Tampa, Florida
 Sabal Park
 Distribution
 Center............     1995
Washington
DC/Baltimore
 Airport Commons
 Distribution
 Center............     1996
 Chantilly
 Distribution
 Center............     1995
 Hampton Central
 Distribution
 Center............     1994
   Total Land Under
   Development.....
   LAND HELD FOR
    DEVELOPMENT
   -------------
Atlanta, Georgia
 Atlanta West
 Distribution
 Center............     1994
 Atlanta NE
 Distribution
 Center............     1995
 Clark Howell Road
 Distribution
 Center............     1996
 Riverside
 Distribution
 Center............     1996
Austin, Texas
 Corridor Park
 Corporate Center..     1994
 Southpark
 Corporate Center..     1996
 Walnut Creek
 Corporate Center..  1994, 1996
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center............  1995, 1996
Chicago, Illinois
 North Avenue
 Distribution
 Center............     1996
 O'Hare Cargo
 Distribution
 Center............     1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                          GROSS AMOUNTS AT
                                                                            WHICH CARRIED
                                    INITIAL COSTS        COSTS           AT CLOSE OF PERIOD
                                  ------------------  CAPITALIZED   -----------------------------                     DATE OF
                   NO. OF ENCUM-         BUILDING &    SUBSEQUENT          BUILDING &               ACCUMULATED    CONSTRUCTION/
   DESCRIPTION     BLDGS. BRANCES LAND  IMPROVEMENTS TO ACQUISITION LAND  IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)   ACQUISITION
   -----------     ------ ------- ----- ------------ -------------- ----- ------------ ---------- --------------- ----------------
Cincinnati, Ohio
 Sharonville Dis-
 tribution Cen-
 ter.............                 1,780     --              35      1,815     --         1,815          --              1996
 Princeton Dis-
 tribution Cen-
 ter.............                   436     --              (1)       435     --           435          --              1996
Columbus, Ohio
 Capital Park
 South Distribu-
 tion Center.....                   909     --             320      1,229     --         1,229          --        1994, 1995, 1996
 International
 Street Commerce
 Center..........                   555     --              27        582     --           582          --              1996
Dallas/Fort
Worth, Texas
 Dallas Corporate
 Center..........                 1,534     --             --       1,534     --         1,534          --              1995
 Freeport Distri-
 bution Center...                   414     --               1        415     --           415          --              1996
 GSW Distribution
 Center..........                 1,539     --             --       1,539     --         1,539          --              1996
Denver, Colorado
 Upland Distribu-
 tion Center I...                 1,128     --              17      1,145     --         1,145          --              1994
East Bay (San
Francisco), Cali-
fornia
 Patterson Pass
 Business Center.                   920     --             597      1,517     --         1,517          --              1996
El Paso, Texas
 Northwestern
 Corporate Cen-
 ter.............                 3,455     --           2,853      6,308     --         6,308          --           1991, 1992
 Vista Corporate
 Center..........                   351     --             123        474     --           474          --              1993
 Vista Del Sol
 Industrial Cen-
 ter.............                 2,923     --             191      3,114     --         3,114          --           1994, 1996
Fort
Lauderdale/Miami,
Florida
 Port 95 Distri-
 bution Center I.                 8,419     --             --       8,419     --         8,419          --              1996
Houston, Texas
 West by North-
 west Industrial
 Center..........                 1,859     --             203      2,062     --         2,062          --              1993
Indianapolis, In-
diana
 North by North-
 east Distribu-
 tion Center.....                   437     --              54        491     --           491          --              1994
 Plainfield Park.                 1,967     --             656      2,623     --         2,623          --              1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                            GROSS AMOUNTS AT
                                                                             WHICH CARRIED
                                     INITIAL COSTS        COSTS            AT CLOSE OF PERIOD
                                  -------------------  CAPITALIZED   ------------------------------                    DATE OF
                   NO. OF ENCUM-          BUILDING &    SUBSEQUENT           BUILDING &               ACCUMULATED   CONSTRUCTION/
   DESCRIPTION     BLDGS. BRANCES  LAND  IMPROVEMENTS TO ACQUISITION  LAND  IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)  ACQUISITION
   -----------     ------ ------- ------ ------------ -------------- ------ ------------ ---------- --------------- -------------
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........                  2,845     --             117       2,962     --          2,962         --         1995, 1996
 Las Vegas Corpo-
 rate Center.....            (e)   2,772     --             248       3,020     --          3,020         --            1995
Louisville, Ken-
tucky
 Riverport Dis-
 tribution Cen-
 ter.............                    539     --              47         586     --            586         --            1996
Los Angeles Ba-
sin, California
 Foothills Busi-
 ness Center.....                 11,350     --             174      11,524     --         11,524         --         1995, 1996
Nashville, Ten-
nessee
 Nashville/l-24
 Distribution
 Center..........                    776     --              90         866     --            866         --            1996
Orlando, Florida
 Orlando Central
 Park............                  4,007     --              30       4,037     --          4,037         --            1996
Phoenix, Arizona
 Kyrene Commons
 Distribution
 Center..........                  2,530     --              46       2,576     --          2,576         --         1992, 1996
Portland, Oregon
 The Evergreen
 Park............                  2,235     --             --        2,235     --          2,235         --            1996
Reno, Nevada
 Golden Valley
 Distribution
 Center..........                    609     --           1,601       2,210     --          2,210         --            1995
Rio Grande Val-
ley, Texas
 Rio Grande In-
 dustrial Center.                    429     --              10         439     --            439         --            1995
Salt Lake City,
Utah
 Salt Lake Inter-
 national Distri-
 bution Center...                  1,804     --              16       1,820     --          1,820         --         1994, 1995
 Centennial Dis-
 tribution Cen-
 ter.............                  2,726     --              46       2,772     --          2,772         --            1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                 GROSS AMOUNTS AT
                                                                                  WHICH CARRIED
                                        INITIAL COSTS         COSTS             AT CLOSE OF PERIOD
                                    ---------------------  CAPITALIZED   --------------------------------
                     NO. OF ENCUM-            BUILDING &    SUBSEQUENT             BUILDING &               ACCUMULATED
    DESCRIPTION      BLDGS. BRANCES   LAND   IMPROVEMENTS TO ACQUISITION   LAND   IMPROVEMENTS TOTAL(A,B) DEPRECIATION(C)
    -----------      ------ ------- -------- ------------ -------------- -------- ------------ ---------- ---------------
San Antonio, Texas
 Coliseum Distribu-
  tion Center......                      651         --           326         977         --          977          --
 Perrin Creek Cor-
  porate Center....                    2,637         --           153       2,790         --        2,790          --
 San Antonio Dis-
  tribution
  Center III.......                    1,290         --            13       1,303         --        1,303          --
San Diego, Califor-
 nia
 Carmel Mountain
  Ranch Industrial
  Center...........                    1,899         --            40       1,939         --        1,939          --
Seattle, Washington
 Van Doren's Dis-
  tribution Center.           (e)      1,138         --           110       1,248         --        1,248          --
South Bay (San
 Francisco),
 California
 Mowry Business
  Center...........                    5,931         --           103       6,034         --        6,034          --
Tampa, Florida
 Sabal Park Distri-
  bution Center....                    1,694         --            95       1,789         --        1,789          --
 Tampa East Distri-
  bution Center....                    3,528         --             7       3,535         --        3,535          --
Washington,
 DC/Baltimore
 Hampton Central
  Distribution
  Center...........                    1,298         --            (2)      1,296         --        1,296          --
 Meadowridge
  Distribution
  Center...........                    5,617         --           172       5,789         --        5,789          --
                      ---           --------  ----------     --------    --------  ----------  ----------    ---------
   Total Land Held
    for
    Development....                 $ 98,737         --      $ 10,579    $109,316         --   $  109,316          --
                      ---           --------  ----------     --------    --------  ----------  ----------    ---------
Grand Total........                 $486,813  $1,406,914     $530,738    $506,209  $1,918,256  $2,424,465    $(109,147)
                      ===           ========  ==========     ========    ========  ==========  ==========    =========
                        DATE OF
                     CONSTRUCTION/
    DESCRIPTION       ACQUISITION
    -----------      -------------
San Antonio, Texas
 Coliseum Distribu-
  tion Center......      1994
 Perrin Creek Cor-
  porate Center....      1996
 San Antonio Dis-
  tribution
  Center III.......      1996
San Diego, Califor-
 nia
 Carmel Mountain
  Ranch Industrial
  Center...........      1995
Seattle, Washington
 Van Doren's Dis-
  tribution Center.      1994
South Bay (San
 Francisco),
 California
 Mowry Business
  Center...........      1996
Tampa, Florida
 Sabal Park Distri-
  bution Center....      1995
 Tampa East Distri-
  bution Center....      1994
Washington,
 DC/Baltimore
 Hampton Central
  Distribution
  Center...........      1994
 Meadowridge
  Distribution
  Center...........      1996
   Total Land Held
    for
    Development....
Grand Total........

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1996
                                (IN THOUSANDS)
--------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1996 (in thousands):

    total per schedule III....................................... $2,424,465
    construction in process......................................     77,506
    capitalized preacquisition costs.............................      6,776
                                                                  ----------
       Total real estate......................................... $2,508,747(g)
                                                                  ==========

(b) The aggregate cost for federal income tax purposes was approximately $2,340,922,000.

(c) Buildings are depreciated over their estimated useful lives (30 years for acquisitions, 40 years for developments).

(d) $165,049,812 of these properties are pledged as collateral for $91,756,998 in mortgage notes payable.

(e) $219,627,378 of these properties are subject to lien under $12,170,468 of net assessment bonds payable.

(f) $68,139,988 of these properties are pledged as collateral for $27,685,408 and $8,339,169 in first and second priority mortgage notes, respectively.
(g) A summary of activity for real estate and accumulated depreciation is as follows:

                                                             DECEMBER 31, 1996
                                                              (IN THOUSANDS)
                                                             -----------------
     Real Estate
      Balance at beginning of year..........................    $1,827,670
      Additions:
        Acquisitions/Completions............................       649,049
        Improvements........................................        43,568
      Cost of real estate sold..............................        (7,863)
      Change in construction in process.....................        (3,452)
      Change in capitalized preacquisition costs............          (225)
                                                                ----------
      Balance at end of year................................    $2,508,747
                                                                ==========
     Accumulated Depreciation
      Balance at beginning of year..........................    $   56,406
      Depreciation expense..................................        52,919
      Accumulated depreciation associated with real estate
       sold.................................................          (178)
                                                                ----------
      Balance at end of year................................    $  109,147
                                                                ==========

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Industrial Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of Security Capital Industrial Trust, hereby constitutes and appoints Thomas G. Wattles, K. Dane Brooksher, M. Gordon Keiser, Edward F. Long, Jeffrey A. Klopf, Ariel Amir, Edward J. Schneidman and Michael T. Blair its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Security Capital Industrial Trust

                                                   /s/ Thomas G. Wattles
                                          By: _________________________________
                                                     Thomas G. Wattles
Date: February 27, 1997                        Co-Chairman, Chief Investment
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                         TITLE                  DATE
             ---------                         -----                  ----

      /s/ Thomas G. Wattles          Co-Chairman, Chief           February 27,
____________________________________   Investment                     1997
         Thomas G. Wattles             Officer and Trustee

      /s/ K. Dane Brooksher          Co-Chairman, Chief           February 27,
____________________________________   Operating                      1997
         K. Dane Brooksher             Officer and Trustee

      /s/ M. Gordon Keiser           Senior Vice President        February 27,
____________________________________   (Principal Financial           1997
          M. Gordon Keiser             Officer)

       /s/ Edward F. Long            Vice President and           February 27,
____________________________________   Controller                     1997
           Edward F. Long              (Principal Accounting
                                       Officer)

     /s/ Irving F. Lyons III         Managing Director and        February 27,
____________________________________   Trustee                        1997
        Irving F. Lyons III

     /s/ Stephen L. Feinberg         Trustee                      February 27,
____________________________________                                  1997
        Stephen L. Feinberg

      /s/ Donald P. Jacobs           Trustee                      February 27,
____________________________________                                  1997
          Donald P. Jacobs

      /s/ William G. Myers           Trustee                      February 27,
____________________________________                                  1997
          William G. Myers

       /s/ John E. Robson            Trustee                      February 27,
____________________________________                                  1997
           John E. Robson


                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

                                                                     SEQUENTIAL
                                                                      NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  ------                         -----------                         ----------
  4.1      Amended and Restated Declaration of Trust of SCI
           (Incorporated by reference to exhibit 4.1 to SCI's
           Registration Statement No. 33-73382)
  4.2      First Certificate of Amendment of Amended and Restated
           Declaration of Trust of SCI (Incorporated by reference
           to exhibit 3.1 to SCI's Form 8-K dated June 14, 1994)
  4.3      Second Articles of Amendment of Restated Declaration of
           Trust of SCI (Incorporated by reference to exhibit 4.3
           to SCI's Registration Statement No. 33-87306)
  4.4      Articles Supplementary relating to SCI's Series A
           Cumulative Redeemable Preferred Shares of Beneficial
           Interest (Incorporated by reference to exhibit 4.8 to
           SCI's Form 8-A registration statement relating to such
           shares)
  4.5      First Articles of Amendment to Articles Supplementary
           relating to SCI's Series A Cumulative Redeemable
           Preferred Shares of Beneficial Interest (Incorporated
           by reference to exhibit 10.3 to SCI's Form 10-Q for the
           quarter ended September 30, 1995)
  4.6      Articles Supplementary relating to SCI's Series B
           Cumulative Convertible Redeemable Preferred Shares of
           Beneficial Interest (Incorporated by reference to
           exhibit 4.1 to SCI's Form 8-K dated February 14, 1996)
  4.7      Articles Supplementary with respect to SCI's Series C
           Cumulative Redeemable Preferred Shares of Beneficial
           Interest (Incorporated by reference to exhibit 4.8 to
           SCI's Form 8-A dated November 13, 1996).
  4.8      Bylaws of SCI (Incorporated by reference to exhibit 4.3
           to SCI's Registration Statement No. 33-83208)
  4.9      Rights Agreement, dated as of December 31, 1993,
           between SCI and State Street Bank and Trust Company, as
           Rights Agent, including form of Rights Certificate
           (Incorporated by reference to exhibit 4.4 to SCI's
           Registration Statement No. 33-78080)
  4.10     First Amendment to Rights Amendment, dated as of
           February 15, 1995, between SCI, State Street Bank and
           Trust Company and The First National Bank of Boston, as
           successor Rights Agent (Incorporated by reference to
           exhibit 3.1 to SCI's Form 10-Q for the quarter ended
           September 30, 1995)
  4.11     Second Amendment to Rights Agreement, dated as of June
           22, 1995, between SCI, State Street Bank and Trust
           Company and The First National Bank of Boston
           (Incorporated by reference to Exhibit 3.1 to SCI's Form
           10-Q for the quarter ended September 30, 1995).
  4.12     Form of share certificate for Common Shares of
           Beneficial Interest of SCI (Incorporated by reference
           to exhibit 4.4 to SCI's Registration Statement No. 33-
           73382)
  4.13     Form of share certificate for Series A Cumulative
           Redeemable Preferred Shares of Beneficial Interest of
           SCI (Incorporated by reference to exhibit 4.7 to SCI's
           Form 8-A registration statement relating to such
           shares)
  4.14     8.72% Note due March 1, 2009 (Incorporated by reference
           to exhibit 4.7 to SCI's Form 10-K for the year ended
           December 31, 1994)

                                                                     SEQUENTIAL
                                                                      NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  ------                         -----------                         ----------
  4.15     Form of share certificate for Series B Cumulative
           Convertible Redeemable Preferred Shares of Beneficial
           Interest of SCI (Incorporated by reference to exhibit
           4.8 to SCI's Form 8-A registration statement relating
           to such shares)
  4.16     Form of share certificate for Series C Cumulative
           Redeemable Preferred Shares of Beneficial Interest of
           SCI....................................................
  4.17     9.34% Note due March 1, 2015 (Incorporated by reference
           to exhibit 4.8 to SCI's Form 10-K for the year ended
           December 31, 1994)
  4.18     7.875% Note due May 15, 2009 (Incorporated by reference
           to exhibit 4.4 to SCI's Form 8-K dated May 9, 1995)
  4.19     7.30% Note due May 15, 2001 (Incorporated by reference
           to exhibit 4.3 to SCI's Form 8-K dated May 9, 1995)
  4.20     7.25% Note due May 15, 2000 (Incorporated by reference
           to exhibit 4.2 to SCI's Form 8-K dated May 9, 1995)
  4.21     7.125% Note due May 15, 1998 (Incorporated by reference
           to exhibit 4.1 to SCI's Form 8-K dated May 9, 1995)
  4.22     7.25% Note due May 15, 2002 (Incorporated by reference
           to exhibit 4.1 to SCI's Form 10-Q for the quarter ended
           June 30, 1996)
  4.23     7.95% Note due May 15, 2008 (Incorporated by reference
           to exhibit 4.2 to SCI's Form 10-Q for the quarter ended
           June 30, 1996)
  4.24     8.65% Note due May 15, 2016 (Incorporated by reference
           to exhibit 4.3 to SCI's Form 10-Q for the quarter ended
           June 30, 1996)
  4.25     7.81% Medium-Term Notes, Series A, due February 1,
           2015...................................................
  4.26     Indenture, dated as of March 1, 1995, between SCI and
           State Street Bank and Trust Company, as Trustee
           (Incorporated by reference to exhibit 4.9 to SCI's Form
           10-K for the year ended December 31, 1994)
  4.27     Collateral Trust Indenture, dated as of July 22, 1993,
           between Krauss/Schwartz Properties, Ltd. and
           NationsBank of Virginia, N.A., as Trustee (Incorporated
           by reference to exhibit 4.10 to SCI's Form 10-K for the
           year ended December 31, 1994)
  4.28     First Supplemental Collateral Trust Indenture, dated as
           of October 28, 1994, among SCI Limited Partnership-IV,
           Krauss/Schwartz Properties, Ltd., and NationsBank of
           Virginia, N.A., as Trustee (Incorporated by reference
           to exhibit 10.6 to SCI's Form 10-Q for the quarter
           ended September 30, 1994)
 10.1      Contribution Agreement for the Formation of SCI Limited
           Partnership-I, dated as of December 17, 1993, among SCI
           and the parties set forth therein (Incorporated by
           reference to exhibit 10.3 to SCI's Registration
           Statement No. 33-73382)
 10.2      Agreement of Limited Partnership of SCI Limited
           Partnership-I, dated as of December 22, 1993, by and
           among SCI, as general partner, and the limited partners
           set forth therein (Incorporated by reference to exhibit
           10.4 to SCI's Registration Statement No. 33-73382)
 10.3      Agreement of Purchase and Sale, dated as of December
           22, 1993, by and between King & Lyons, King & Lyons-
           Tracy Industrial, Charles W. King Jr. and Irving F.
           Lyons, III and SCI (Incorporated by reference to
           exhibit 10.8 to SCI's Registration Statement No. 33-
           73382)

                                                                     SEQUENTIAL
                                                                      NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  ------                         -----------                         ----------
 10.4      Pledge Agreement, dated as of December 22, 1993, by
           King & Lyons in favor of SCI (Incorporated by reference
           to exhibit 10.9 to SCI's Registration Statement No. 33-
           73382)
 10.5      Transfer and Registration Rights Agreement, dated as of
           December 22, 1993, among SCI and the investors listed
           on the signature pages thereto (Incorporated by
           reference to exhibit 10.10 to SCI's Registration
           Statement No. 33-73382)
 10.6      Contribution Agreement of SCI Limited Partnership-II,
           dated as of January 28, 1994, among SCI and the parties
           set forth therein (Incorporated by reference to exhibit
           10.11 to SCI's Registration Statement No. 33-73382)
 10.7      Amended and Restated Agreement of Limited Partnership
           of SCI Limited Partnership-II, dated as of February 15,
           1994, among SCI, as general partner, and the limited
           partners set forth therein (Incorporated by reference
           to exhibit 10.12 to SCI's Registration Statement No.
           33-78080)
 10.8      Seventh Amended and Restated REIT Management Agreement,
           dated as of June 30, 1996, between SCI and Security
           Capital Industrial Incorporated (Incorporated by
           reference to exhibit 10 to SCI's Form 8-K dated August
           20, 1996)
 10.9      Second Amended and Restated Investor Agreement, dated
           as of November 18, 1993, between SCI and Security
           Capital Group Incorporated (Incorporated by reference
           to exhibit 10.14 to SCI's Registration Statement No.
           33-73382)
 10.10     First Supplemental Investment Agreement, dated as of
           August 23, 1995, among SCI, Security Capital Group
           Incorporated and SC Realty Incorporated (Incorporated
           by reference to exhibit 10.11 to SCI's Form 10-K for
           the year ended December 31, 1995)
 10.11     Amended and Restated Credit Agreement, entered into as
           of May 2, 1996, between SCI and NationsBank Texas N.A.,
           as agent bank, and the lenders party thereto
           (Incorporated by reference to exhibit 10 to SCI's Form
           10-Q for the quarter ended March 31, 1996)
 10.12     Form of Indemnification Agreement entered into between
           SCI and its Trustees and executive officers
           (Incorporated by reference to exhibit 10.16 to SCI's
           Registration Statement No. 33-73382)
 10.13     Indemnification Agreements between SCI and each of its
           independent Trustees (Incorporated by reference to
           exhibit 10.16 to SCI's Form 10-K for the year ended
           December 31, 1995)
 10.14     Declaration of Trust for the benefit of SCI's
           independent Trustees (Incorporated by reference to
           exhibit 10.17 to SCI's Form 10-K for the year ended
           December 31, 1995)
 10.15     Transfer and Registration Rights Agreement dated as of
           February 15, 1994, among SCI and the investors listed
           on the signature pages thereto (Incorporated by
           reference to exhibit 10.18 to SCI's Registration
           Statement No. 33-78080)
 10.16     Share Option Plan for Outside Trustees (Incorporated by
           reference to exhibit 10.18 to SCI's Form 10-Q for the
           quarter ended June 30, 1994)
 10.17     Dividend Reinvestment and Share Purchase Plan
           (Incorporated by reference to the prospectus contained
           in Registration Statement No. 33-91366)
 10.18     Contribution and Sale Agreement for SCI Limited
           Partnership-III and SCI Limited Partnership-IV, dated
           as of August 22, 1994, among SCI and the parties set
           forth therein (Incorporated by reference to exhibit
           10.19 to SCI's Registration Statement No. 33-83208)

                                                                     SEQUENTIAL
                                                                      NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  ------                         -----------                         ----------
 10.19     First Amendment to Contribution and Sale Agreement,
           dated as of October 14, 1994, among SCI and the parties
           set forth therein (Incorporated by reference to exhibit
           10.1 to SCI's Form 10-Q for the quarter ended September
           30, 1994)
 10.20     Second Amendment to Contribution and Sale Agreement,
           dated as of October 21, 1994, among SCI and the parties
           set forth therein (Incorporated by reference to exhibit
           10.2 to SCI's Form 10-Q for the quarter ended September
           30, 1994)
 10.21     Amended and Restated Agreement of Limited Partnership
           of SCI Limited Partnership-III, dated as of October 28,
           1994, by and among SCI, as general partner, and the
           limited partners set forth therein (Incorporated by
           reference to exhibit 10.3 to SCI's Form 10-Q for the
           quarter ended September 30, 1994)
 10.22     Amended and Restated Agreement of Limited Partnership
           of SCI Limited Partnership-IV, dated as of October 28,
           1994, by and among SCI IV, Inc., as general partner,
           and the limited partners set forth therein
           (Incorporated by reference to exhibit 10.4 to SCI's
           Form 10-Q for the quarter ended September 30, 1994)
 10.23     Registration Rights Agreement, dated as of October 28,
           1994, among SCI and the investors listed on the
           signature pages thereto (Incorporated by reference to
           exhibit 10.5 to SCI's Form 10-Q for the quarter ended
           September 30, 1994)
 10.24     Option Agreement and Consent, dated October 24, 1994,
           by and between SCI and Farm Bureau Life Insurance
           Company (Incorporated by reference to exhibit 10.7 to
           SCI's Form 10-Q for the quarter ended September 30,
           1994)
 11.1      Statement re Computation of Per Share Earnings.........
 12.1      Statement re: Computation of Ratio of Earnings to Fixed
           Charges................................................
 12.2      Statement re: Computation of Ratio of Earnings to
           Combined Fixed Charges and Preferred Share Dividends...
 21.1      Subsidiaries of SCI (Incorporated by reference to
           Exhibit 21 to SCI's Registration Statement No. 33-
           87306).................................................
 23.1      Consent of Arthur Andersen LLP.........................
 24.1      Power of Attorney (included at page 94)
 27        Financial Data Schedule................................