Form 10-Q
period 1997-03-31
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1997-05-14
CIK 899881

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM  TO

                        COMMISSION FILE NUMBER 01-12846

                       SECURITY CAPITAL INDUSTRIAL TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              74-2604728
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    14100 EAST 35TH PLACE, AURORA,                      80011
               COLORADO                               (ZIP CODE)
    (ADDRESS OR PRINCIPAL EXECUTIVE
               OFFICES)

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

  The number of shares outstanding of the Registrant's common stock as of May 2, 1997 was:

    Common Shares of Beneficial Interest, $.01 par value--97,755,518 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                     INDEX

                                                                         PAGE
                                                                       NUMBER(S)
                                                                       ---------
 PART I. Financial Information
    Item 1. Consolidated Financial Statements
            Consolidated Balance Sheets--March 31, 1997 and December
             31, 1996...............................................       3
            Consolidated Statements of Operations--Three months
             ended March 31, 1997 and 1996..........................       4
            Consolidated Statements of Cash Flows--Three months
             ended March 31, 1997 and 1996..........................       5
            Notes to Consolidated Financial Statements..............      6-10
            Report of Independent Public Accountants................      11
    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................     12-17
 PART II. Other Information
    Item 5. Other Information.......................................      17
    Item 6. Exhibits and Reports on Form 8-K........................      18

                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
                        ASSETS                         (UNAUDITED)   (AUDITED)
                        ------                         -----------  ------------
Real Estate........................................... $2,590,876    $2,508,747
  Less accumulated depreciation.......................    124,833       109,147
                                                       ----------    ----------
                                                        2,466,043     2,399,600
Cash and Cash Equivalents.............................     49,877         4,770
Accounts Receivable...................................      7,858         5,397
Other Assets..........................................     54,616        52,539
                                                       ----------    ----------
    Total assets...................................... $2,578,394    $2,462,306
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit...................................... $      --     $   38,600
  Long-term debt......................................    624,212       524,191
  Mortgage notes payable..............................     84,298        91,757
  Securitized debt....................................     35,217        36,025
  Assessment bonds payable............................     12,156        12,170
  Accounts payable and accrued expenses...............     32,252        35,357
  Construction payable................................     18,268        24,645
  Distributions payable...............................        --         25,058
  Other liabilities...................................     17,941        18,130
                                                       ----------    ----------
    Total liabilities.................................    824,344       805,933
                                                       ----------    ----------
Commitments and Contingencies
Minority Interest.....................................     56,472        56,984
Shareholders' Equity:
  Series A Preferred Shares; $0.01 par value;
   5,400,000 shares issued and outstanding at March
   31, 1997 and December 31, 1996; stated liquidation
   preference of $25 per share........................    135,000       135,000
  Series B Convertible Preferred Shares; $0.01 par
   value; 8,050,000 shares issued and outstanding at
   March 31, 1997 and December 31, 1996; stated
   liquidation preference of $25 per share............    201,250       201,250
  Series C Preferred Shares; $0.01 par value;
   2,000,000 shares issued and outstanding at March
   31, 1997 and December 31, 1996; stated liquidation
   preference of $50 per share........................    100,000       100,000
  Common shares of beneficial interest, $0.01 par
   value; 97,755,518 shares issued and outstanding at
   March 31, 1997 and 93,676,546 shares at December
   31, 1996...........................................        978           937
  Additional paid-in capital..........................  1,338,864     1,257,347
  Distributions in excess of net earnings.............    (78,514)      (95,145)
                                                       ----------    ----------
    Total shareholders' equity........................  1,697,578     1,599,389
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $2,578,394    $2,462,306
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

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
Income:
  Rental income................................................ $67,386 $50,062
  Other real estate income.....................................   1,121     143
  Interest income..............................................     724     157
                                                                ------- -------
    Total income...............................................  69,231  50,362
                                                                ------- -------
Expenses:
  Rental expenses, net of recoveries of $11,642 and $6,761 for
   the three month periods in 1997 and 1996, respectively......   5,828   6,145
  Depreciation and amortization................................  18,048  13,089
  Interest expense.............................................  11,375   8,508
  REIT management fee..........................................   6,606   4,641
  General and administrative...................................     307     249
  Other expense................................................     611     468
                                                                ------- -------
    Total expenses.............................................  42,775  33,100
                                                                ------- -------
Net Earnings Before Minority Interest and Loss on Disposition
 of Real Estate................................................  26,456  17,262
Minority interest share in net earnings........................     895     756
                                                                ------- -------
Net Earnings Before Loss on Disposition of Real Estate.........  25,561  16,506
Loss on disposition of real estate.............................     --       29
                                                                ------- -------
Net Earnings...................................................  25,561  16,477
Less preferred share dividends.................................   8,829   4,673
                                                                ------- -------
Net Earnings Attributable to Common Shares..................... $16,732 $11,804
                                                                ======= =======
Weighted Average Common Shares Outstanding.....................  96,009  81,428
                                                                ======= =======
Per Share Net Earnings Attributable to Common Shares........... $  0.17 $  0.14
                                                                ======= =======
Distributions Per Common Share................................. $0.2675 $0.2525
                                                                ======= =======


  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Operating Activities:
  Net earnings........................................... $  25,561  $  16,477
  Minority interest......................................       895        756
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization........................    18,048     13,089
    Loss on disposition of real estate...................       --          29
    Rent leveling........................................    (1,233)    (1,118)
    Amortization of deferred financing costs.............       669        704
  Increase in accounts receivable and other assets.......    (5,335)    (3,176)
  Decrease in accounts payable, accrued expenses and
   other liabilities.....................................    (3,294)    (7,911)
                                                          ---------  ---------
      Net cash provided by operating activities..........    35,311     18,850
                                                          ---------  ---------
Investing Activities:
  Real estate investments................................  (105,024)  (146,560)
  Tenant improvements and lease commissions..............    (2,542)    (3,425)
  Recurring capital expenditures.........................      (834)       (41)
  Proceeds from disposition of real estate...............    19,440      1,092
                                                          ---------  ---------
      Net cash used in investing activities..............   (88,960)  (148,934)
                                                          ---------  ---------
Financing Activities:
  Net proceeds from sale of shares, exercised warrants
   and dividend reinvestment and share purchase plan.....    80,558    192,291
  Proceeds from long-term debt offering..................   100,000        --
  Debt issuance costs....................................    (1,168)        (5)
  Proceeds from interest rate contracts..................     1,658        --
  Distributions paid to common shareholders..............   (25,159)   (19,032)
  Distributions paid to minority interest holders........    (1,423)    (1,329)
  Preferred share dividends..............................    (8,829)    (4,673)
  Proceeds from line of credit...........................    27,000    127,000
  Payments on line of credit.............................   (65,600)  (179,500)
  Regularly scheduled principal payments on mortgage
   notes payable.........................................      (780)      (846)
  Balloon principal payments made upon maturity..........    (7,501)       --
                                                          ---------  ---------
      Net cash provided by financing activities..........    98,756    113,906
                                                          ---------  ---------
Net Increase/(Decrease) in Cash and Cash Equivalents.....    45,107    (16,178)
Cash and Cash Equivalents, beginning of period...........     4,770     22,235
                                                          ---------  ---------
Cash and Cash Equivalents, end of period................. $  49,877  $   6,057
                                                          =========  =========
Supplemental Schedule of Noncash Investing and Financing
 Activities:
  In conjunction with real estate acquired:
    Assumption of existing mortgage notes payable........ $     --   $       9
    Issuance of common shares............................ $   1,000  $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997
                                  (UNAUDITED)

1. GENERAL:

  The consolidated financial statements of Security Capital Industrial Trust ("SCI") as of March 31, 1997 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The consolidated financial statements for 1996 have been restated to conform to the 1997 presentation. While management of SCI believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with SCI's December 31, 1996 consolidated financial statements.

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of SCI's consolidated financial position and results of operations for the interim periods. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS:

  In March 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The new statement is effective December 15, 1997 and will require restatement of prior years' earnings per share; early adoption is not permitted. The adoption of SFAS No. 128 will have no material effect on SCI's reported earnings per share.

  The FASB has also released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SCI already complies with the requirements of the standard which is effective for periods ending after December 15, 1997.

3. REAL ESTATE:

  The following summarizes real estate investments as of March 31, 1997 and December 31, 1996 (in thousands):

                                                         MARCH 31,  DECEMBER 31,
                                                           1997         1996
                                                        (UNAUDITED)  (AUDITED)
                                                        ----------- ------------
      Land held for development........................ $  107,024   $  109,316
      Land under development...........................     46,773       40,465
      Improved land....................................    371,919      356,428
      Buildings and improvements.......................  1,998,166    1,918,256
      Construction in progress.........................     61,587       77,506
      Capitalized preacquisition costs.................      5,407        6,776
                                                        ----------   ----------
        Total real estate..............................  2,590,876    2,508,747
      Less accumulated depreciation....................    124,833      109,147
                                                        ----------   ----------
        Net real estate................................ $2,466,043   $2,399,600
                                                        ==========   ==========

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Capitalized preacquisition costs include $2,072,750 and $1,634,000 of funds on deposit with title companies as of March 31, 1997 and December 31, 1996, respectively, for property acquisitions.

4. BORROWINGS:

 Line of Credit

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. (as agent for a bank group). Effective on the May 1, 1997 renewal date borrowings bear interest at SCI's option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus .95%, based upon SCI's current senior debt ratings. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1999 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders (the "Bank Group"); if not extended, at SCI's election, the facility will either (a) convert to a three year term note, or
(b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.75 to
1. As of March 31, 1997, SCI was in compliance with all covenants contained in the line of credit, and as of May 2, 1997, $54.0 million of borrowings were outstanding on the line of credit.

  On March 19, 1997, SCI executed a promissory note (the "Note") with NationsBank for a short term unsecured borrowing agreement of $15.0 million which matures October 1, 1997. The rate of interest on each advance (a "Loan") and the maturity date of each Loan will be determined by agreement between SCI and NationsBank at the time of such Loan. There were no outstanding borrowings on this credit line as of May 2, 1997.

 Long-Term Debt

                                                            MARCH   DECEMBER 31,
                                                           31, 1997     1996
                                                           -------- ------------
                                                              (IN THOUSANDS)
8.72% Senior Unsecured Notes, issued on March 2, 1995 in
 an original principal amount of $150,000,000. Interest
 is payable March 1 and September 1 of each year. The
 Notes are payable in eight consecutive annual
 installments of $18,750,000 commencing March 1, 2002 and
 mature on March 1, 2009.................................  $150,000   $150,000
9.34% Senior Unsecured Notes, issued on March 2, 1995 in
 an original principal amount of $50,000,000. Interest is
 payable March 1 and September 1 of each year. The Notes
 are payable in six consecutive annual installments
 ranging from $5,000,000 to $12,500,000 commencing on
 March 1, 2010 and mature on March 1, 2015...............    50,000     50,000
7.13% Senior Unsecured Notes due 1998, issued on May 16,
 1995 in an original principal amount of $15,000,000, net
 of original issue discount. Interest is payable May 15
 and November 15 of each year............................    14,994     14,993
7.25% Senior Unsecured Notes due 2000, issued on May 16,
 1995 in an original principal amount of $17,500,000, net
 of original issue discount. Interest is payable May 15
 and November 15 of each year............................    17,451     17,448
7.30% Senior Unsecured Notes due 2001, issued on May 16,
 1995 in an original principal amount of $17,500,000, net
 of original issue discount. Interest is payable May 15
 and November 15 of each year............................    17,438     17,435

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                            MARCH   DECEMBER 31,
                                                           31, 1997     1996
                                                           -------- ------------
                                                              (IN THOUSANDS)
7.88% Senior Unsecured Notes, issued on May 16, 1995 in
 an original principal amount of $75,000,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year. The Notes are payable in eight
 annual installments of $9,375,000 commencing May 15,
 2002 and mature on May 15, 2009.........................  $ 74,675   $ 74,668
7.25% Senior Unsecured Notes, issued on May 17, 1996 in
 an original principal amount of $50,000,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year. The Notes are payable in four
 annual installments of $12,500,000 commencing May 15,
 1999 and mature on May 15, 2002.........................    49,954     49,951
7.95% Senior Unsecured Notes, issued on May 17, 1996 in
 an original principal amount of $100,000,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year. The Notes are payable in four
 annual installments of $25,000,000 commencing May 15,
 2005 and mature on May 15, 2008.........................    99,843     99,840
8.65% Senior Unsecured Notes, issued on May 17, 1996 in
 an original principal amount of $50,000,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year. The Notes are payable in seven
 annual installments ranging from $5,000,000 to
 $12,500,000 commencing May 15, 2010 and mature on May
 15, 2016................................................    49,857     49,856
7.81% Medium-Term Notes, issued on February 4, 1997 in an
 original principal amount of $100,000,000. Interest is
 payable February 1 and August 1 of each year. The Notes
 are payable in six annual installments ranging from
 $10,000,000 to $20,000,000 commencing February 1, 2010
 and mature on February 1, 2015..........................   100,000        --
                                                           --------   --------
  Total long-term debt, net of original issue discount...  $624,212   $524,191
                                                           ========   ========

  All of the foregoing notes are redeemable at any time at the option of SCI, in whole or in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. Such notes are governed by the terms and provisions of an indenture (the "Indenture") between SCI and State Street Bank and Trust Company, as trustee.

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At March 31, 1997, SCI was in compliance with all debt covenants contained in the Indenture.

 Mortgage Notes Payable, Assessment Bonds Payable and Securitized Debt

  Mortgage notes payable were secured by real estate with an aggregate undepreciated cost of $158.8 million at March 31, 1997. Assessment bonds payable were secured by real estate with an aggregate undepreciated cost of $223.4 million at March 31, 1997. Securitized debt was collateralized by real estate with an aggregate undepreciated cost of $67.8 million at March 31, 1997.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Approximate principal payments due on long-term debt, mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five-year period ending December 31, 2002, and thereafter are as follows (in thousands):


      Remainder of 1997..............................................  $  9,984
      1998...........................................................    19,782
      1999...........................................................    25,689
      2000...........................................................    38,429
      2001...........................................................    40,686
      2002...........................................................    44,618
      2003 and thereafter............................................   577,483
                                                                       --------
      Total principal due............................................   756,671
      Less: original issue discount..................................      (788)
                                                                       --------
        Total carrying value.........................................  $755,883
                                                                       ========

  For the three month periods ended March 31, 1997 and 1996, interest expense on all borrowings was $11,375,000 and $8,508,000, respectively, which was net of capitalized interest of $4,594,000 and $3,311,000, respectively. The total interest paid in cash was $12,299,000 and $13,920,000 for the three month periods ended March 31, 1997 and 1996, respectively.

5. MINORITY INTEREST:

  Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI (Red Mountain Joint Venture, SCI Limited Partnership-I, SCI Limited Partnership-II, SCI Limited Partnership-III, and SCI Limited Partnership-IV). As of March 31, 1997, a total of 5,194,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships. Limited partners are entitled to exchange each partnership unit for one common share of SCI.

  In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI, made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership (Partnership-IV), in exchange for a 96.36% general partnership interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totaling 3.64% in Partnership-IV. SCI has contributed additional funds to the partnership in 1996 and 1997 in conjunction with tax deferred exchanges of real estate which increased SCI's interest from 96.36% to 96.62%. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners.

  Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by Partnership-IV consist primarily of income producing, improved real property primarily located in Florida, Ohio and Oklahoma. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from SCI IV, Inc. at March 31, 1997. Partnership-IV had $1.7 million of borrowings from SCI IV, Inc. at March 31, 1997. SCI IV, Inc. had $1.7 million of borrowings from SCI and its affiliates at March 31, 1997. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements and the third party investors' interests in Partnership-IV are reflected as minority interest. Limited partners are entitled to exchange each partnership unit for one common share of beneficial interest in SCI and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of common shares. At March 31, 1997, there were 68,612 limited partnership units outstanding in Partnership-IV.

                       SECURITY CAPITAL INDUSTRIAL TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


6. SHAREHOLDERS' EQUITY:

  On March 24, 1997, SCI issued 48,809 common shares in conjunction with an acquisition of property.

  On February 7, 1997, SCI completed a public offering of 4,025,000 common shares. Net proceeds to SCI after underwriting discounts and offering costs were $80.4 million.

  On February 18, 1997, SCI paid a distribution of $0.2675 per common share to common shareholders of record as of February 4, 1997. On March 31, 1997, SCI paid a quarterly dividend of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative convertible Series B preferred share and $1.0675 per cumulative redeemable Series C preferred share to preferred shareholders of record on March 17, 1997.

  On April 15, 1997, SCI declared a distribution of $0.2675 per common share, payable on May 20, 1997, to common shareholders of record as of May 6, 1997.

7. EARNINGS PER SHARE:

  Earnings per share is computed based on the weighted average number of common shares outstanding during the period. Exercise of outstanding warrants and options to acquire 29,764 SCI common shares would not have a material dilutive effect on earnings per share. The conversion of the limited partnership units (as discussed in Note 5) and the Series B Cumulative Convertible Redeemable Preferred Shares into common shares is not assumed since the effect would not be dilutive.

8. SUBSEQUENT EVENTS:

  On May 1, 1997, Security Capital Group Incorporated ("Security Capital") filed a Form S-4 Registration Statement with the Securities and Exchange Commission containing SCI's preliminary proxy statement and Security Capital's preliminary prospectus (relating to warrants to purchase Class B common stock of Security Capital) relating to a proposed merger transaction whereby SCI would acquire the operations and businesses of its REIT manager and property manager in exchange for SCI common shares valued at approximately $81.9 million. The number of SCI common shares issuable to Security Capital will depend on the average market price of the common shares over the five-day period prior to the record date, subject to such average not being more than $24.75 or less than $19.75. As a result of the transaction, SCI would become an internally managed REIT and Security Capital would remain SCI's largest shareholder (44.1% as of March 31, 1997). SCI's Board of Trustees recently approved the proposed merger transaction based on the recommendation of a special committee comprised of independent Trustees. The proposed merger transaction requires the approval of a majority of the outstanding common shares. SCI's proxy statement, after review and clearance by the Securities and Exchange Commission, will be mailed to SCI's common shareholders prior to a shareholder vote.

  On April 24, 1997, SCI Logistics Incorporated, a newly formed corporation, acquired a 60% interest in a refrigerated warehouse company, renamed CS Integrated LLC ("CSI"), for $73.4 million. CSI owns 17 refrigerated warehouses totaling 43.4 million cubic feet. SCI will recognize substantially all economic benefits from SCI Logistics Incorporated through its preferred stock ownership in the company. SCI will account for its investment in SCI Logistics Incorporated on the cost method.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust

  We have reviewed the accompanying consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of March 31, 1997, and the related consolidated statements of operations for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of December 31, 1996, and in our report dated February 10, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          Arthur Andersen LLP

Chicago, Illinois
May 2, 1997

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which SCI operates, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. SCI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include: (i) changes in general economic conditions in its target markets that could adversely affect demand for SCI's properties and the creditworthiness of SCI's customers, (ii) changes in financial markets and interest rates that could adversely affect SCI's cost of capital and its ability to meet its financial needs and obligations, and (iii) those factors discussed below.

OVERVIEW

  SCI's operating results depend primarily upon net operating income from distribution properties, which is substantially influenced by (i) the demand for and supply of distribution properties in SCI's target market cities, (ii) the pace and economic returns at which SCI can acquire and develop additional distribution properties, and (iii) the extent to which SCI can sustain improved market performance as measured by lease rates and occupancy. SCI's target market cities and submarkets have benefitted substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. SCI believes its ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of management, including the SCI National Operating System(R), which includes acquisition and development personnel, and presence in local markets. The REIT Manager is currently a subsidiary of Security Capital, SCI's largest shareholder (see "Item 1. Financial Statements, footnote 8"). As a result of acquisitions and developments for the last nine months of 1996 and the first three months of 1997, SCI's rentable square footage increased by 17.6 million square feet or 27% to 82.7 million square feet as of March 31, 1997. As of March 31, 1997, the portfolio was 92.76% leased. REIT management expects that SCI's ability to acquire and develop distribution properties at favorable economic returns will continue through the remainder of 1997. Over the longer term, SCI expects master-planned, full service distribution park developments to constitute an increasing percentage of SCI's growth. Additionally, SCI Development Services Incorporated (see Other Real Estate Income) and SCI's preferred stock interest in a newly formed corporation (see "Item 1. Financial Statements, footnote 8") are expected to contribute an increasing level of income in subsequent periods.

  SCI frequently acquires properties which are underleased and develops properties which are not fully leased at the start of construction, which reduces SCI's overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by SCI and 12 months after shell completion for properties developed by SCI) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing occupancies on acquired and developed properties during their initial months of operations resulting in an occupancy rate of 95.55% for stabilized properties owned as of March 31, 1997. The average increase in rental rates for new and renewed leases on previously leased space during the first three months of 1997 was 23%. As leases are renewed or new leases are acquired, SCI expects most lease rates on renewals or new leases to increase in the remainder of 1997. These factors should improve SCI's results of operations. Capital and credit market conditions which affect SCI's cost of equity and debt capital may influence future growth in operating results.

  No assurance can be given that expected trends for the remainder of 1997 in leasing rates, occupancy rates and economic returns on acquired and developed properties will be realized. There are risks associated with SCI's development and acquisition activities which include: development and acquisition opportunities explored by SCI may be abandoned; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although SCI undertakes a thorough evaluation of the physical condition of each new project before it is acquired, certain defects or necessary repairs may not be detected until after the project is acquired, which could increase SCI's total acquisition cost. The occurrence of any of the events described above could adversely affect SCI's ability to achieve its projected returns on acquisitions and projects under development and could hinder SCI's ability to make expected distributions.

RESULTS OF OPERATIONS

 Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

  Net earnings attributable to common shares increased by $4.9 million or 41.5% to $16.7 million for the first three months of 1997 from $11.8 million for the same period in 1996. The increase in net earnings is principally due to increased distribution properties in operation, resulting from 1996 and 1997 acquisition and development activity.

  Net earnings are expected to increase in subsequent periods due to the acquisition and development of additional operating properties and the continued increase in the stabilized portfolio rental rates and the prestabilized portfolio rental rates and occupancy.

  Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI has acquired and developed 957 operating properties totaling 82.7 million square feet from its inception through March 31, 1997 at a historical cost of $2.4 billion. Projected 1997 property level earnings before interest, taxes, depreciation and amortization ("EBITDA") for these properties is 10.73% of SCI's aggregate cost. Aggregate cost for the properties includes the purchase price, closing costs and budgeted capital improvements and marketing costs prior to stabilization (and all development costs, in the case of developed properties). Projected EBITDA is based on current lease rates for stabilized properties and current market rates for properties being stabilized and anticipated operating expenses. EBITDA does not represent and should not be substituted for net earnings as defined by generally accepted accounting principles ("GAAP") and is not indicative of cash flows from operations or that cash flows are sufficient to fund all cash needs. No assurance can be given that projected levels of EBITDA will be achieved by these properties nor that future acquisitions and developments will achieve the same level of EBITDA relative to SCI's investment basis. The EBITDA measure presented by SCI may not be comparable to similarly titled measures of other REITs.

 Rental Revenues

  Rental revenues for the first three months of 1997 increased by $17.3 million or 34.5% to $67.4 million, as compared to $50.1 million for the same period in 1996. Of this increase, $7.4 million was generated by the 111 properties acquired in 1996, $7.8 million was generated by the 86 developments completed in 1996, $83,000 was generated by the 8 properties acquired in 1997, and $426,000 was generated by the 13 developments completed in 1997. The remaining $1.6 million increase was attributable to revenue increases in the 745 properties owned at January 1, 1996.

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

 Interest Income

  Interest income for the first three months of 1997 increased $567,000 from the same period in 1996. The increase in interest income was a result of higher cash balances in interest bearing accounts in the first three months of 1997 compared to the same period in 1996.

 Rental Expenses

  Rental expenses, net of recoveries, decreased by approximately $300,000 or 4.9% to $5.8 million for the first three months of 1997 from $6.1 million for the same period in 1996. The decrease in net rental expenses is primarily attributable to a larger percentage increase in recoverable expenses relative to the total percentage increase in rental expenses. Total expenses, including recoveries were 25.9% of rental income for the first three months of 1997 compared to 25.8% of rental income for the same period in 1996.

 Interest Expense

  Interest expense increased by $2.9 million or 34.1% to $11.4 million for the first three months of 1997 from $8.5 million for the same period in 1996. Total interest capitalized increased by $1.3 million or 39.4% to $4.6 million for the first three months of 1997 from $3.3 million for the same period in 1996. The increase in interest expense was principally caused by the issuance of $200 million in Senior Notes on May 17, 1996 and the issuance of $100 million of Medium Term Notes--Series A issued on February 4, 1997. (See "-- Liquidity and Capital Resources").

 REIT Management Fee

  The REIT management fee paid by SCI fluctuates with the level of SCI's pre-REIT management fee cash flow, as defined in the REIT management agreement, and therefore increased by $2.0 million (approximately 43%) during the three months ended March 31, 1997, as compared to the same period in 1996 because cash flow increased substantially. With the issuance in May 1996 and February 1997 of $200 million and $100 million of unsecured long-term debt, respectively, (as more fully described under "Liquidity and Capital Resources") the REIT management fee effectively declines in proportion to SCI's cash flow (as defined in the REIT management agreement), because actual or assumed regularly scheduled principal and interest payments associated with the long-term debt ($625 million as of March 31, 1997) will be deducted from the cash flow amount on which the REIT management fee is based. In addition, the REIT management agreement provides that distributions paid in respect of non-convertible preferred shares, such as the Series A Cumulative Redeemable Preferred Shares issued in June 1995 and the Series C Cumulative Redeemable Preferred Shares issued in November 1996, are deducted from the cash flow amount on which the REIT management fee is based. See "Item 1. Financial Statements, footnote 8," for information regarding a proposed merger transaction which would result in SCI becoming an internally managed REIT with Security Capital remaining SCI's largest shareholder.

 Other Expense

  Other expense increased by $143,000 or 30.6% to $611,000 for the first three months of 1997 from $468,000 for the same period in 1996. Other expenses consist of land holding costs and acquisition and build-to-suit pursuit cost write-offs. Land holding costs were $396,000 for the first three months of 1997 compared to

$401,000 for the same period in 1996, and acquisition and build-to-suit pursuit cost write-offs were $215,000 for the first three months of 1997 compared to $67,000 for the same period in 1996.

 Preferred Share Dividends

  In June 1995, SCI issued $135 million of Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") that are entitled to receive an annual dividend of $2.35 per share (9.4% annual dividend rate), which amounted to $3.2 million for the first three months of 1997. In February 1996, SCI issued $201.3 million of Series B Cumulative Convertible Redeemable Preferred Shares ("Series B Preferred Shares") that are entitled to receive an annual dividend of $1.75 per share (7% annual dividend rate) which amounted to $3.5 million for the first three months of 1997. In November 1996, SCI issued $100 million of Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") that are entitled to receive an annual dividend of $4.27 per share (8.54% annual dividend rate) which amounted to $2.1 million for the first three months of 1997.

ENVIRONMENTAL MATTERS

  SCI did not experience any environmental condition on its properties which materially adversely affected its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities increased from $18.9 million in the first three months of 1996 to approximately $35.3 million in the first three months of 1997. Cash used in investing activities decreased from approximately $148.9 million in the first three months of 1996 to approximately $89.0 million in the first three months of 1997. Cash provided by financing activities was approximately $98.8 million in the first three months of 1997 compared to approximately $113.9 million in the first three months of 1996. Cash provided by financing activities for the first three months of 1997 consisted primarily of $80.4 million of net proceeds from the sale of common shares, $98.8 million of net proceeds from the February debt offering, $1.7 million received upon settlement of hedges related to the February debt offering and a net repayment on the line of credit of $38.6 million. Cash provided by financing activities in the first three months of 1996 consisted primarily of $192.0 million of net proceeds from the sale of Series B Preferred Shares, and a $52.5 million net repayment on the line of credit. Additionally, distributions paid to common and preferred shareholders and to minority interests were $35.4 million in the first three months of 1997 compared to $25.0 million in the first three months of 1996, and mortgage payments were $8.3 million in the first three months of 1997 compared to $846,000 for the first three months of 1996.

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

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. (as agent for a bank group). Effective on the May 1, 1997 renewal date, borrowings bear interest at SCI's option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus .95%, based upon SCI's current senior debt ratings. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1999 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders (the "Bank Group"); if not extended, at SCI's election, the facility will either (a) convert to a three year term note, or
(b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.75 to
1. As of March 31, 1997, SCI was in compliance with all covenants contained in the line of credit.

  From inception through March 31, 1997, SCI had invested $2.4 billion for the acquisition and development of 957 operating distribution properties. These acquisitions and developments were financed with cash on hand, the issuance of limited partnership units, the assumption of existing mortgage debt and borrowings under SCI's line of credit which were repaid with the proceeds from SCI's equity and debt offerings.

  On March 31, 1997, SCI had $250.5 million of budgeted development cost for developments in process, of which $147.6 million was unfunded. In addition, at March 31, 1997, SCI had letters of intent or contingent contracts, subject to SCI's final due diligence, for the acquisition of 1.3 million square feet in various target market cities with an acquisition cost of $31.8 million. The foregoing transactions are subject to a number of conditions, and SCI cannot predict with certainty that any of them will be consummated.

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

  SCI utilizes derivative instruments in anticipation of future financing transactions in order to manage well defined interest rate risk. Through hedging, SCI can effectively manage the risk of increases in interest rates on future debt issuances. In anticipation of debt offerings in 1997, on November 20, 1996, SCI entered into a forward treasury lock agreement on $26.0 million of U.S. Treasuries maturing August 15, 2026 at a base price of 103.453. This contract terminates on July 15, 1997 and effectively fixes the thirty year Treasury Bond at a rate of 6.56%. SCI also entered into a swap agreement (the "Transaction") on November 20, 1996 which becomes effective on July 15, 1997, has a notional principal amount of $30.0 million, and requires SCI, as the counterparty, to pay a fixed rate of 6.61% on the notional amount in exchange for a floating rate equal to the three month LIBOR rate for a ten year term. At the option of SCI, the Transaction can be early terminated from and including the effective date of July 15, 1997. If SCI does not exercise its option to early terminate the agreement as of January 15, 1998, the Transaction will early terminate, cancel, and cash settle on that date. As of May 9, 1997, the fair value of these open contracts totaled $2.5 million.

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

 Funds from Operations

  Funds from Operations attributable to common shares increased $10.0 million or 38.9% from $25.7 million for the first three months of 1997 to $35.7 million for the same period in 1996. SCI believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as changes in accounts receivable and accounts payable. Funds from Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of SCI's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The Funds from Operations measure presented by SCI may not be comparable to similarly titled measures of other REITs.

  Funds from Operations represent SCI's net earnings (computed in accordance with GAAP) before minority interest and before gains/losses on disposition of depreciated property, plus depreciation and amortization. In January 1995, SCI changed to a more conservative policy of expensing loan cost amortization in determining Funds from Operations.

                       STATEMENT OF FUNDS FROM OPERATIONS
                                 (IN THOUSANDS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
Net earnings attributable to common shares..................... $16,732 $11,804
  Add:
    Depreciation and amortization..............................  18,048  13,089
    Minority interest..........................................     895     756
    Loss on disposition of depreciated real estate.............     --       29
                                                                ------- -------
Funds from operations attributable to common shares............ $35,675 $25,678
                                                                ======= =======

                           PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

  On October 18, 1996, SCI's shelf registration statement was declared effective by the Securities and Exchange Commission regarding the offering from time to time of $678 million in one or more series of its debt securities, preferred shares of beneficial interest and common shares of beneficial interest. After the February 7, 1997 common stock offering and the February 4, 1997 debt issuance, SCI has approximately $393.0 million in securities available to be issued under its shelf registration statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                                                                   SEQUENTIAL
(A)                                                                                   PAGE
EXHIBITS                            DOCUMENT DESCRIPTION                             NUMBER
--------                            --------------------                           ----------
10.1      Amended and Restated Credit Agreement Dated as of May 1, 1997 among
          Security Capital Industrial Trust, NationsBank of Texas, N.A., as Agent
          for the Lenders defined therein, and the Lenders
12.1      Statement re: Computation of Ratio of Earnings to Fixed Charges
12.2      Statement re: Computation of Ratio of Earnings to Combined
          Fixed Charges and Preferred Share Dividends
15        Letter from Arthur Andersen LLP regarding unaudited financial information
27        Financial Data Schedule

  (b) Reports on Form 8-K

                                           ITEM                                     FINANCIAL
            DATE                         REPORTED                                   STATEMENTS
            ----                         --------                                   ----------
      January 27, 1997                     5                                           No
      January 30, 1997                     5                                           Yes
      March 26, 1997                       5                                           No

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Industrial Trust

                                                   /s/ Edward F. Long
                                          -------------------------------------
                                                     Edward F. Long
                                             Vice President (Duly Authorized
                                                       Officer) and
                                             Controller (Principal Financial
                                                 and Accounting Officer)

Date: May 13, 1997