Form 10-Q
period 1997-06-30
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1997-08-14
CIK 899881

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  The number of shares outstanding of the Registrant's common stock as of August 6, 1997 was:

    Common Shares of Beneficial Interest, $.01 par value--97,760,595 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.    Financial Information
    Item 1. Consolidated Financial Statements
            Consolidated Balance Sheets--June 30, 1997 and December 31,
             1996......................................................      3
            Consolidated Statements of Operations--Three and six months
             ended June 30, 1997 and 1996..............................      4
            Consolidated Statements of Cash Flows--Six months ended
             June 30, 1997 and 1996....................................      5
            Notes to Consolidated Financial Statements.................      6
            Report of Independent Public Accountants...................     12
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................     13
 PART II.   Other Information
    Item 4. Submission of Matters to a Vote of Securities Holders......     20
    Item 5. Other Information..........................................     20
    Item 6. Exhibits and Reports on Form 8-K...........................     20

                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                        ASSETS                            1997          1996
                        ------                         -----------  ------------
                                                       (UNAUDITED)    (AUDITED)
Real Estate........................................... $2,702,070    $2,508,747
  Less accumulated depreciation.......................    139,236       109,147
                                                       ----------    ----------
                                                        2,562,834     2,399,600
Investment in and Advances to Unconsolidated
 Subsidiaries.........................................     75,166           --
Cash and Cash Equivalents.............................      9,532         4,770
Accounts Receivable...................................      9,236         5,397
Other Assets..........................................     57,495        52,539
                                                       ----------    ----------
    Total assets...................................... $2,714,263    $2,462,306
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit...................................... $  130,100    $   38,600
  Long-term debt......................................    624,234       524,191
  Mortgage notes payable..............................     84,274        91,757
  Securitized debt....................................     34,983        36,025
  Assessment bonds payable............................     11,901        12,170
  Accounts payable and accrued expenses...............     37,232        35,357
  Construction payable................................     23,127        24,645
  Distributions payable...............................        --         25,058
  Other liabilities...................................     17,855        18,130
                                                       ----------    ----------
    Total liabilities.................................    963,706       805,933
                                                       ----------    ----------
Commitments and Contingencies
Minority Interest.....................................     55,973        56,984
Shareholders' Equity:
  Series A Preferred Shares; $0.01 par value;
   5,400,000 shares issued and outstanding at June 30,
   1997 and December 31, 1996; stated liquidation
   preference of $25 per share........................    135,000       135,000
  Series B Convertible Preferred Shares; $0.01 par
   value; 8,050,000 shares issued and outstanding at
   June 30, 1997 and December 31, 1996; stated
   liquidation preference of $25 per share............    201,250       201,250
  Series C Preferred Shares; $0.01 par value;
   2,000,000 shares issued and outstanding at June 30,
   1997 and December 31, 1996; stated liquidation
   preference of $50 per share........................    100,000       100,000
  Common shares of beneficial interest, $0.01 par
   value; 97,760,595 shares issued and outstanding at
   June 30, 1997 and 93,676,546 shares at December 31,
   1996...............................................        978           937
  Additional paid-in capital..........................  1,338,965     1,257,347
  Distributions in excess of net earnings.............    (81,609)      (95,145)
                                                       ----------    ----------
    Total shareholders' equity........................  1,694,584     1,599,389
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $2,714,263    $2,462,306
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

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS
                                                  ENDED      SIX MONTHS ENDED
                                                JUNE 30,         JUNE 30,
                                             --------------- -----------------
                                              1997    1996     1997     1996
                                             ------- ------- -------- --------
Income:
  Rental income............................. $69,157 $54,361 $136,543 $104,423
  Other real estate income..................   4,569   1,037    5,690    1,180
  Income from unconsolidated subsidiaries...   1,546     --     1,546      --
  Interest income...........................     393     350    1,117      507
                                             ------- ------- -------- --------
    Total income............................  75,665  55,748  144,896  106,110
                                             ------- ------- -------- --------
Expenses:
  Rental expenses, net of recoveries of
   $10,663 and $7,171 for the three month
   periods in 1997 and 1996, respectively,
   and $21,263 and $13,378 for the six month
   periods in 1997 and 1996, respectively...   5,235   6,065    9,513   11,211
  Property management fees paid to
   affiliate, net of recoveries of $1,073
   and $793 for the three month periods in
   1997 and 1996, respectively, and $2,115
   and $1,347 for the six month periods in
   1997 and 1996, respectively..............   1,762   1,182    3,312    2,181
  Depreciation and amortization.............  18,976  14,126   37,024   27,215
  Interest expense..........................  13,183   8,851   24,558   17,359
  REIT management fee paid to affiliate.....   6,228   5,033   12,834    9,674
  General and administrative................     380     303      687      552
  Other.....................................     850     732    1,461    1,200
                                             ------- ------- -------- --------
    Total expenses..........................  46,614  36,292   89,389   69,392
                                             ------- ------- -------- --------
Net Earnings Before Minority Interest and
 Gain/(Loss) on Disposition of Real Estate..  29,051  19,456   55,507   36,718
Minority interest share in net earnings.....     940     884    1,835    1,640
                                             ------- ------- -------- --------
Net Earnings Before Gain/(Loss) on
 Disposition of Real Estate.................  28,111  18,572   53,672   35,078
Gain/(loss) on disposition of real estate...   3,773     --     3,773      (29)
                                             ------- ------- -------- --------
Net Earnings................................  31,884  18,572   57,445   35,049
Less preferred share dividends..............   8,830   6,695   17,659   11,368
                                             ------- ------- -------- --------
Net Earnings Attributable to Common Shares.. $23,054 $11,877 $ 39,786 $ 23,681
                                             ======= ======= ======== ========
Weighted Average Common Shares Outstanding..  97,758  81,445   96,888   81,436
                                             ======= ======= ======== ========
Per Share Net Earnings Attributable to
 Common Shares.............................. $  0.24 $  0.15 $   0.41 $   0.29
                                             ======= ======= ======== ========
Distributions Per Common Share.............. $0.2675 $0.2525 $ 0.5350 $ 0.5050
                                             ======= ======= ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Operating Activities:
  Net earnings........................................... $  57,445  $  35,049
  Minority interest......................................     1,835      1,640
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization........................    37,024     27,215
    (Gain)/loss on disposition of real estate............    (3,773)        29
    Rent leveling........................................    (2,278)    (2,518)
    Amortization of deferred financing costs.............     1,034      1,303
  Increase in accounts receivable and other assets.......    (8,622)    (4,522)
  Increase (decrease) in accounts payable, accrued
   expenses and other liabilities........................     1,600       (936)
                                                          ---------  ---------
      Net cash provided by operating activities..........    84,265     57,260
                                                          ---------  ---------
Investing Activities:
  Real estate investments................................  (325,609)  (317,244)
  Tenant improvements and lease commissions..............    (5,794)    (7,208)
  Recurring capital expenditures.........................    (2,046)      (556)
  Proceeds from disposition of real estate...............    66,029      1,092
                                                          ---------  ---------
      Net cash used in investing activities..............  (267,420)  (323,916)
                                                          ---------  ---------
Financing Activities:
  Net proceeds from sale of shares, exercised warrants
   and dividend reinvestment and share purchase plan.....    80,659    192,379
  Proceeds from long-term debt offering..................   100,000    199,632
  Debt issuance costs....................................    (1,393)    (3,440)
  Termination of interest rate contracts.................     1,658     (1,923)
  Distributions paid to common shareholders..............   (51,308)   (41,122)
  Distributions paid to minority interest holders........    (2,846)    (2,631)
  Preferred share dividends..............................   (17,659)   (11,368)
  Proceeds from line of credit...........................   208,600    211,000
  Payments on line of credit.............................  (117,100)  (278,700)
  Regularly scheduled principal payments on mortgage
   notes payable.........................................    (1,854)    (1,960)
  Balloon principal payments made upon maturity..........   (10,840)    (8,404)
                                                          ---------  ---------
      Net cash provided by financing activities..........   187,917    253,463
                                                          ---------  ---------
Net Increase/(Decrease) in Cash and Cash Equivalents.....     4,762    (13,193)
Cash and Cash Equivalents, beginning of period...........     4,770     22,235
                                                          ---------  ---------
Cash and Cash Equivalents, end of period................. $   9,532  $   9,042
                                                          =========  =========
Supplemental Schedule of Noncash Investing and Financing
 Activities:
  In conjunction with real estate acquired:
    Assumption of existing mortgage notes payable........ $   3,900  $   2,770
    Issuance of common shares............................ $   1,000  $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)

1. GENERAL:

  The consolidated financial statements of Security Capital Industrial Trust ("SCI") as of June 30, 1997 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The consolidated financial statements for 1996 have been restated to conform to the 1997 presentation. While management of SCI believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with SCI's December 31, 1996 consolidated financial statements.

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of SCI's consolidated financial position and results of operations for the interim periods. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

  The FASB has also released Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SCI already complies with the requirements of the standard which is effective for periods ending after December 15, 1997.

3. REAL ESTATE:

  The following summarizes real estate investments as of June 30, 1997 and December 31, 1996 (in thousands):

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (UNAUDITED)   (AUDITED)
      Land held for development........................ $  118,523   $  109,316
      Land under development...........................     47,283       40,465
      Improved land....................................    384,467      356,428
      Buildings and improvements.......................  2,084,247    1,918,256
      Construction in progress.........................     48,064       77,506
      Capitalized preacquisition costs.................     19,486        6,776
                                                        ----------   ----------
          Total real estate............................  2,702,070    2,508,747
      Less accumulated depreciation....................    139,236      109,147
                                                        ----------   ----------
          Net real estate.............................. $2,562,834   $2,399,600
                                                        ==========   ==========

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Capitalized preacquisition costs include $14,642,000 and $1,634,000 of funds on deposit with title companies as of June 30, 1997 and December 31, 1996, respectively, for property acquisitions.

4. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES:

  On April 24, 1997, SCI Logistics Services Incorporated ("SCI Logistics"), a newly formed corporation, acquired a 60% interest in a refrigerated warehouse company, renamed CS Integrated LLC ("CSI"), for $73.4 million. CSI owns 16 refrigerated warehouses totaling 43.4 million cubic feet and two dry storage facilities. SCI Logistics will account for its investment in CSI on the equity method because the minority shareholder of CSI has significant rights involving day-to-day operations as well as the right to approve certain significant transactions. SCI owns 100% of the nonvoting preferred stock of SCI Logistics. An unrelated third party owns 100% of the common stock of SCI Logistics. SCI will recognize 95% of the economic benefits from SCI Logistics' cash flow (as defined) through its cumulative preferred stock dividends. SCI will account for its investment in SCI Logistics on the cost method due to the approval rights of the common shareholder.

  As of June 30, 1997 Investment in and Advances to Unconsolidated Subsidiaries consists of the following items (in thousands):

      Investment in preferred stock of SCI Logistics................... $ 2,138
      Note receivable from SCI Logistics...............................  12,863
      Short-term note receivable from CSI..............................  58,419
      Accrued interest and other receivables...........................   1,746
                                                                        -------
          Total........................................................ $75,166
                                                                        =======

  The note receivable from SCI Logistics is an unsecured loan which bears interest at 13% per annum payable annually on the 24th of April of each year, and matures on April 24, 2002. The short term note receivable from CSI is a bridge loan expected to be replaced by third party financing in the third quarter of 1997. The loan bears interest payable quarterly at a rate equal to the lesser of (a) the higher of the prime rate plus 1% or the federal funds rate and (b) the highest lawful rate.

5. BORROWINGS:

 Line of Credit

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. (as agent for a bank group). Borrowings bear interest at SCI's option, at either an annual rate equal to the lesser of (a) the greater of the federal funds rate plus 0.5%, and the prime rate, or (b) LIBOR plus .95%, based upon SCI's current senior debt ratings. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1999 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders (the "Bank Group"); if not extended, at SCI's election, the facility will either (a) convert to a three year term note, or
(b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.75 to
1. As of June 30, 1997, SCI was in compliance with all covenants contained in the line of credit, and as of August 11, 1997, $64.1 million of borrowings were outstanding on the line of credit.

  On March 19, 1997, SCI executed a promissory note (the "Note") with NationsBank for a short term unsecured borrowing agreement of $15.0 million which matures October 1, 1997. The rate of interest on each

                       SECURITY CAPITAL INDUSTRIAL TRUST
advance (a "Loan") and the maturity date of each Loan will be determined by agreement between SCI and NationsBank at the time of such Loan. The purpose of this Note is to provide a lower cost option for same day borrowings since there is a three day notice period required on the revolving line of credit.

 Long-Term Debt

                                                           JUNE 30, DECEMBER 31,
                                                             1997       1996
                                                           -------- ------------
                                                              (IN THOUSANDS)
8.72% Senior Unsecured Notes, issued on March 2, 1995 in
 an original principal amount of $150,000,000. Interest
 is payable March 1 and September 1 of each year. The
 Notes are payable in eight consecutive annual
 installments of $18,750,000 commencing March 1, 2002 and
 mature on March 1, 2009.................................  $150,000   $150,000
9.34% Senior Unsecured Notes, issued on March 2, 1995 in
 an original principal amount of $50,000,000. Interest is
 payable March 1 and September 1 of each year. The Notes
 are payable in six consecutive annual installments
 ranging from $5,000,000 to $12,500,000 commencing on
 March 1, 2010 and mature on March 1, 2015...............    50,000     50,000
7.13% Senior Unsecured Notes due 1998, issued on May 16,
 1995 in an original principal amount of $15,000,000, net
 of original issue discount. Interest is payable May 15
 and November 15 of each year............................    14,995     14,993
7.25% Senior Unsecured Notes due 2000, issued on May 16,
 1995 in an original principal amount of $17,500,000, net
 of original issue discount. Interest is payable May 15
 and November 15 of each year............................    17,455     17,448
7.30% Senior Unsecured Notes due 2001, issued on May 16,
 1995 in an original principal amount of $17,500,000, net
 of original issue discount. Interest is payable May 15
 and November 15 of each year............................    17,441     17,435
7.88% Senior Unsecured Notes, issued on May 16, 1995 in
 an original principal amount of $75,000,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year. The Notes are payable in eight
 annual installments of $9,375,000 commencing May 15,
 2002 and mature on May 15, 2009.........................    74,682     74,668
7.25% Senior Unsecured Notes, issued on May 17, 1996 in
 an original principal amount of $50,000,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year. The Notes are payable in four
 annual installments of $12,500,000 commencing May 15,
 1999 and mature on May 15, 2002.........................    49,957     49,951
7.95% Senior Unsecured Notes, issued on May 17, 1996 in
 an original principal amount of $100,000,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year. The Notes are payable in four
 annual installments of $25,000,000 commencing May 15,
 2005 and mature on May 15, 2008.........................    99,846     99,840
8.65% Senior Unsecured Notes, issued on May 17, 1996 in
 an original principal amount of $50,000,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year. The Notes are payable in seven
 annual installments ranging from $5,000,000 to
 $12,500,000 commencing May 15, 2010 and mature on May
 15, 2016................................................    49,858     49,856
7.81% Medium-Term Notes, issued on February 4, 1997 in an
 original principal amount of $100,000,000. Interest is
 payable February 1 and August 1 of each year. The Notes
 are payable in six annual installments ranging from
 $10,000,000 to $20,000,000 commencing February 1, 2010
 and mature on February 1, 2015..........................   100,000        --
                                                           --------   --------
    Total long-term debt, net of original issue discount.  $624,234   $524,191
                                                           ========   ========

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

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At June 30, 1997, SCI was in compliance with all debt covenants contained in the Indenture.

 Mortgage Notes Payable, Assessment Bonds Payable and Securitized Debt

  Mortgage notes payable of $84.3 million were secured by real estate with an aggregate undepreciated cost of $147.1 million at June 30, 1997. Assessment bonds payable of $11.9 million were secured by real estate with an aggregate undepreciated cost of $222.6 million at June 30, 1997. Securitized debt of $35.0 million was collateralized by real estate with an aggregate undepreciated cost of $68.0 million at June 30, 1997.

  Approximate principal payments due on long-term debt, mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five-year period ending December 31, 2002, and thereafter are as follows (in thousands):

      Remainder of 1997............................................... $ 10,032
      1998............................................................   19,763
      1999............................................................   25,668
      2000............................................................   38,407
      2001............................................................   40,662
      2002............................................................   44,592
      2003 and thereafter.............................................  577,034
                                                                       --------
      Total principal due.............................................  756,158
      Less: original issue discount...................................     (766)
                                                                       --------
          Total carrying value........................................ $755,392
                                                                       ========

  For the six month periods ended June 30, 1997 and 1996, interest expense on all borrowings was $24,558,000 and $17,359,000, respectively, which was net of capitalized interest of $8,505,000 and $6,898,000, respectively. The total interest paid in cash was $28,470,000 and $22,999,000 for the six month periods ended June 30, 1997 and 1996, respectively.

6. MINORITY INTEREST:

  Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI (Red Mountain Joint Venture, SCI Limited Partnership-I, SCI Limited Partnership-II, SCI Limited Partnership-III, and SCI Limited Partnership-IV). As of June 30, 1997, a total of 5,194,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships. Limited partners are entitled to exchange each partnership unit for one common share of SCI.

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

  Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by Partnership-IV consist of income producing, improved real property primarily located in Florida, Ohio and Oklahoma. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from SCI IV, Inc. at June 30, 1997. Partnership-IV had $1.1 million of borrowings from SCI IV, Inc. at June 30, 1997. SCI IV, Inc. had $1.1 million of borrowings from SCI and its affiliates at June 30, 1997. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements and the third party investors' interests in Partnership-IV are reflected as minority interest. Limited partners are entitled to exchange each partnership unit for one common share of beneficial interest in SCI and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of common shares. At June 30, 1997, there were 68,612 limited partnership units outstanding in Partnership-IV.

7. SHAREHOLDERS' EQUITY:

  On March 24, 1997, SCI issued 48,809 common shares in conjunction with an acquisition of property. On February 7, 1997, SCI completed a public offering of 4,025,000 common shares; net proceeds to SCI after underwriting discounts and offering costs were $80.4 million.

  On June 30, 1997, SCI paid a quarterly dividend of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative convertible Series B preferred share ("Series B Preferred Share") and $1.0675 per cumulative redeemable Series C preferred share to preferred shareholders of record on June 16, 1997. On July 16, 1997, SCI declared a distribution of $0.2675 per common share, payable on August 19, 1997, to common shareholders of record as of August 5, 1997.

8. EARNINGS PER SHARE:

  Earnings per share is computed based on the weighted average number of common shares outstanding during the period. Exercise of outstanding warrants and options to acquire 37,764 SCI common shares would not have a material dilutive effect on earnings per share. The conversion of the limited partnership units (as discussed in Note 6) and the Series B Cumulative Convertible Redeemable Preferred Shares into common shares is not assumed since the effect would not be dilutive.

9. SUBSEQUENT EVENTS:

 Proposed Merger Transaction

  On August 5, 1997, the Securities and Exchange Commission declared effective a registration statement filed by Security Capital Group Incorporated ("Security Capital") relating to warrants to purchase Class B common stock of Security Capital and containing SCI's proxy statement relating to a proposed merger

                       SECURITY CAPITAL INDUSTRIAL TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

transaction whereby SCI would acquire the operations and businesses of its REIT manager and property manager valued at approximately $81.9 million in exchange for SCI common shares. The $81.9 million value was based on a three-year discounted analysis of net operating income prepared by Security Capital and revised after negotiation with a special committee comprised of independent Trustees (the "Special Committee"). The number of SCI common shares issuable to Security Capital (3,692,023) is based on the average market price of the common shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining SCI's shareholders entitled to vote on the merger. As a result of the transaction, SCI would become an internally managed REIT and Security Capital would remain SCI's largest shareholder (44.1% as of June 30, 1997). SCI's Board of Trustees approved the proposed merger transaction based on the recommendation of the Special Committee. The proposed merger transaction requires the approval of a majority of the outstanding common shares. SCI's proxy statement was mailed to SCI's common shareholders and a meeting of SCI's shareholders to vote on the proposed merger is scheduled to be held on September 8, 1997. Assuming that the market value of the common shares issued to Security Capital on the transaction date is $81.9 million, approximately $5.7 million will be allocated to the net tangible assets acquired and the $76.2 million difference will be accounted for as costs incurred in acquiring the management companies from a related party since the management companies do not qualify as "businesses" for purposes of applying APB Opinion No. 16, "Business Combinations".

  In addition, subject to and after the closing of the proposed merger and after the closing of the rights offering described below, Security Capital will issue warrants pro rata to holders of SCI's common shares, Series B Preferred Shares and limited partnership units (other than Security Capital), to acquire shares of Class B common stock of Security Capital having an aggregate subscription price at the time of issuance of approximately $101 million. The number of shares of Class B common stock subject to the warrants will be based on the closing price of such shares on the date the warrants are issued to a warrant distribution agent for subsequent distribution to holders of common shares, Series B Preferred Shares and limited partnership units. The warrants will have a term of one year. Security Capital is issuing the warrants to induce SCI common shareholders to vote in favor of the proposed merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

 The Rights Offering

  On August 6, 1997, SCI commenced a rights offering to subscribe for and purchase 4,970,352 common shares of beneficial interest at a price of $21 per share (the "Subscription Price"). SCI's common shareholders of record on August 6, 1997 will receive a dividend of one right for each common share held. Eleven rights entitle the holder to purchase one common share at the Subscription Price. The rights are transferable and will expire on September 9, 1997. The offering is designed to allow SCI's shareholders (other than Security Capital) the opportunity to maintain their relative ownership in SCI by purchasing additional common shares at a price which is below the price at which Security Capital is receiving common shares in the proposed merger. The funds from the rights offering will be used to repay borrowings under SCI's unsecured line of credit, for the acquisition and development of additional distribution properties and for general corporate business purposes.

 Debt Issuance

  On July 11, 1997, SCI issued $100 million of Senior Notes due 2017 (the "July 1997 Notes"). The July 1997 Notes bear interest at 7.625% per annum payable semi-annually on January 1 and July 1 of each year. The principal will mature on July 1, 2017. The average effective interest cost is 7.73%, including all costs associated with the offering plus $235,759 combined proceeds from a forward treasury lock agreement and a swap agreement entered into in November 1996 in anticipation of the July debt offering. The forward treasury lock agreement was on a notional amount of $26 million of U.S. Treasury bonds maturing August 15, 2016 with a base price of 103.453% and effectively fixed the 30-year Treasury bond used to price the July 1997 Notes at a rate of 6.56%. The termination of the forward treasury lock resulted in a gain of $174,319. The swap was on a notional amount of $33.0 million and required SCI to pay a fixed rate of 6.61% on the notional amount in exchange for a floating rate equal to the three-month LIBOR rate. The termination of the swap on July 8, 1997 resulted in a gain of $61,440.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust

  We have reviewed the accompanying consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of June 30, 1997, and the related consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

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

Chicago, Illinois
August 11, 1997

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

OVERVIEW

  SCI's operating results depend primarily upon net operating income from distribution properties, which is substantially influenced by (i) the demand for and supply of distribution properties in SCI's target market cities, (ii) the pace and economic returns at which SCI can acquire and develop additional distribution properties, and (iii) the extent to which SCI can sustain improved market performance as measured by lease rates and occupancy. SCI's target market cities and submarkets have benefitted substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. SCI believes its ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of management, including the SCI International Operating System(TM), which includes acquisition and development personnel, and presence in local markets. The REIT Manager is currently a subsidiary of Security Capital, SCI's largest shareholder (see "--Item 1: Financial Statements, footnote 9"). SCI expanded its operations into Mexico and Europe in the first half of 1997 to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With six target market cities identified in Mexico and 15 identified in Europe, SCI believes that there are significant growth opportunities internationally. As a result of acquisitions and developments for the last six months of 1996 and the first six months of 1997, SCI's rentable square footage increased by 15.2 million square feet or 21.7% to 85.3 million square feet as of June 30, 1997. As of June 30, 1997, the portfolio was 92.29% leased. REIT management expects that SCI's ability to acquire and develop distribution properties at favorable economic returns will continue through the remainder of 1997. Over the longer term, SCI expects master-planned, full service distribution park developments to constitute an increasing percentage of SCI's growth. Additionally, SCI Development Services Incorporated (see "--Other Real Estate Income") and SCI Logistics (see "--Item 1: Financial Statements, Footnote 4") are expected to contribute recurring income in subsequent periods.

  SCI frequently acquires properties which are underleased and develops properties which are not fully leased at the start of construction, which reduces SCI's overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by SCI and 12 months after shell completion for properties developed by SCI) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing occupancies on acquired and developed properties during their initial months of operations resulting in an occupancy rate of 94.34% for stabilized properties owned as of June 30, 1997. The average increase in rental rates for new and renewed leases on previously leased space during the first six months of 1997 was 19.5%. As leases are renewed or new leases are acquired, SCI expects most lease rates on renewals or new leases to increase in the remainder of 1997. These factors should improve

SCI's results of operations. Capital and credit market conditions which affect SCI's cost of equity and debt capital may influence future growth in operating results.

  No assurance can be given that expected trends for the remainder of 1997 in leasing rates, occupancy rates and economic returns on acquired and developed properties will be realized. There are risks associated with SCI's development and acquisition activities which include Future Factors such as: development and acquisition opportunities explored by SCI may be abandoned; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although SCI undertakes a thorough evaluation of the physical condition of each new project before it is acquired, certain defects or necessary repairs may not be detected until after the project is acquired, which could increase SCI's total acquisition cost. The occurrence of any of the events described above could adversely affect SCI's ability to achieve its projected returns on acquisitions and projects under development and could hinder SCI's ability to make expected distributions.

RESULTS OF OPERATIONS

 Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

  Net earnings attributable to common shares increased by $16.1 million or 67.9% to $39.8 million for the first six months of 1997 from $23.7 million for the same period in 1996. The increase in net earnings is principally due to increased distribution properties in operation, resulting from 1996 and 1997 acquisition and development activity. Net earnings are expected to increase in subsequent periods due to the acquisition and development of additional operating properties and the continued increase in the stabilized portfolio rental rates and the prestabilized portfolio rental rates and occupancy.

  Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI owns 976 operating properties totaling 85.3 million square feet as of June 30, 1997 with a historical cost of $2.5 billion.

 Rental Revenues

  Rental revenues for the first six months of 1997 increased by $32.1 million or 30.7% to $136.5 million, as compared to $104.4 million for the same period in 1996. Of this increase, $12.6 million was generated by the 111 properties acquired in 1996, $14.9 million was generated by the 86 developments completed in 1996, $716,000 was generated by the 24 properties acquired in 1997, and $1.9 million was generated by the 36 developments completed in 1997. The remaining $2.0 million increase was attributable to revenue increases in the 745 properties owned at January 1, 1996.

 Other Real Estate Income

  Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from build-to-suit customers generated by SCI Development Services Incorporated ("SCI Development Services"). SCI Development Services develops build-to-suit distribution space facilities or works on a fee basis for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. SCI Development Services is expected to generate recurring income in subsequent periods. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. The activities of SCI Development Services are consolidated with SCI. SCI Development Services pays federal and state taxes at the applicable corporate rate.

 Income from Unconsolidated Subsidiaries

  Income from unconsolidated subsidiaries relates to SCI's April 24, 1997 $2.1 million investment in the preferred stock of SCI Logistics Services Incorporated ("SCI Logistics"), and $71.3 million of notes receivable from SCI Logistics and CS Integrated LLC ("CSI") (see "--Item 1: Financial Statements, Footnote 4"). As of June 30, 1997, income from unconsolidated subsidiaries is comprised of the following: $1,033,000 of interest income on a note receivable from CSI, $171,000 of management fee income from CSI, $314,000 of interest income on a note receivable from SCI Logistics, and $28,000 of dividend income from SCI Logistics.

 Interest Income

  Interest income for the first six months of 1997 increased $610,000 from the same period in 1996. The increase in interest income was a result of higher interest rates and higher cash balances in interest bearing accounts in the first six months of 1997 compared to the same period in 1996.

 Rental Expenses

  Rental expenses, including property management fees paid to affiliates, net of recoveries, decreased by $567,000 or 4.2% to $12.8 million for the first six months of 1997 from $13.4 million for the same period in 1996. The decrease in net rental expenses is primarily attributable to a larger percentage increase in recoverable expenses relative to the total percentage increase in gross rental expenses. Total expenses, including recoveries were 26.5% of rental income for the first six months of 1997 compared to 26.9% of rental income for the same period in 1996.

 Interest Expense

  Interest expense increased by $7.2 million or 41.4% to $24.6 million for the first six months of 1997 from $17.4 million for the same period in 1996. Total interest capitalized increased by $1.6 million or 23.2% to $8.5 million for the first six months of 1997 from $6.9 million for the same period in 1996. The increase in interest expense was principally caused by the issuance of $200 million in Senior Notes on May 17, 1996 and the issuance of $100 million of Medium Term Notes--Series A issued on February 4, 1997. (See "--Liquidity and Capital Resources"). The capitalized interest increase is attributable to increased development activity in the first six months of 1997.

 REIT Management Fee

  The REIT management fee paid by SCI varies with the level of SCI's pre-REIT management fee cash flow, as defined in the REIT management agreement, and increased by $3.2 million (approximately 33%) during the six months ended June 30, 1997, as compared to the same period in 1996 because pre-REIT management fee cash flow increased substantially. Due to the issuance in May 1996 of $200 million and in February 1997 of $100 million of long-term debt as more fully described under "--Liquidity and Capital Resources," the REIT management fee did not increase in proportion to SCI's cash flow increases, because accrued or assumed regularly scheduled principal and interest payments, associated with the unsecured long-term debt are deducted from the cash flow amount on which the REIT management fee is based pursuant to the REIT management agreement. In addition, the REIT management agreement provides that distributions paid in respect of non-convertible preferred shares, such as the Series A Cumulative Redeemable Preferred Shares issued in June 1995 and the Series C Cumulative Redeemable Preferred Shares issued in November 1996, are deducted from the cash flow amount on which the REIT management fee is based. See "Liquidity and Capital Resources--Proposed Merger Transaction and Related Rights Offering," for information regarding a proposal which would result in SCI becoming an internally managed REIT.

 Other Expense

  Other expense increased by $261,000 or 21.8% to $1.5 million for the first six months of 1997 from $1.2 million for the same period in 1996. Other expenses consist of land holding costs and acquisition and build-to-suit pursuit cost write-offs. Land holding costs were $1.0 million for the first six months of 1997 compared to $820,000 for the same period in 1996, and acquisition and build-to-suit pursuit cost write-offs were $445,000 for the first six months of 1997 compared to $380,000 for the same period in 1996.

 Preferred Share Dividends

  In June 1995, SCI issued $135 million of Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") that are entitled to receive an annual dividend of $2.35 per share (9.4% annual dividend rate), which amounted to $6.4 million for the first six months of 1997 and 1996. In February 1996, SCI issued $201.3 million of Series B Cumulative Convertible Redeemable Preferred Shares ("Series B Preferred Shares") that are entitled to receive an annual dividend of $1.75 per share (7% annual dividend rate) which amounted to $7.0 million for the six months ended June 30, 1997 compared to $5.0 million for the period from the February 21, 1996 issue date through June 30, 1996. In November 1996, SCI issued $100 million of Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") that are entitled to receive an annual dividend of $4.27 per share (8.54% annual dividend rate) which amounted to $4.3 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities increased from $57.3 million in the first six months of 1996 to approximately $84.3 million in the first six months of 1997. Cash used in investing activities decreased from $323.9 million in the first six months of 1996 to $267.4 million in the first six months of 1997. Cash provided by financing activities was $187.9 million in the first six months of 1997 compared to $253.5 million in the first six months of 1996. Cash provided by financing activities for the first six months of 1997 consisted primarily of $80.4 million of net proceeds from the sale of common shares, $98.8 million of net proceeds from the February debt offering, $1.7 million received upon settlement of hedges related to the February debt offering and net borrowings on the line of credit of $91.5 million. Cash provided by financing activities in the first six months of 1996 consisted primarily of $192 million of net proceeds from the sale of Series B Preferred Shares, $199.6 million net proceeds from the May 1996 debt offering, and a $67.7 million net repayment on the line of credit. Additionally, distributions paid to common and preferred shareholders and to minority interests were $71.8 million in the first six months of 1997 compared to $55.1 million in the first six months of 1996, and mortgage payments were $12.7 million in the first six months of 1997 compared to $10.4 million for the first six months of 1996.

  On July 11, 1997, SCI issued $100 million of Senior Notes due 2017 (the "July 1997 Notes"). The July 1997 Notes bear interest at 7.625% per annum payable semi-annually on January 1 and July 1 of each year. The principal will mature on July 1, 2017. The average effective interest cost is 7.73%, including all costs associated with the offering plus $235,759 combined proceeds from a forward treasury lock agreement and a swap agreement entered into in November 1996 in anticipation of the July debt offering. The forward treasury lock agreement was on a notional amount of $26 million of U.S. Treasury bonds maturing August 15, 2026 with a base price of 103.453% and effectively fixed the 30-year Treasury bond used to price the July 1997 Notes at a rate of 6.56%. The termination of the forward treasury lock resulted in a gain of $174,319. The swap was on a notional amount of $33.0 million and required SCI to pay a fixed rate of 6.61% on the notional amount in exchange for a floating rate equal to the three-month LIBOR rate. The termination of the swap on July 8, 1997 resulted in a gain of $61,440.

  On February 7, 1997, SCI completed a public offering of 4,025,000 common shares. Net proceeds to SCI after underwriting discounts and offering costs were $80.4 million.

  On February 4, 1997, SCI issued $100.0 million of Series A 2015 Notes under its Medium-Term Note program established in November 1996. The Series A 2015 Notes bear interest at 7.81%, payable semi-annually on February 1 and August 1, commencing August 1, 1997. Installments of principal will be paid annually on each February 1, commencing February 1, 2010, in the following amounts: $20 million in 2010, $15 million in 2011, $15 million in 2012, $20 million in 2013, $20 million in 2014 and $10 million in 2015. The Series A 2015 Notes have a weighted average life to maturity of 15.35 years and a final maturity extending to 2015. The average effective interest cost is 7.73%, including all costs associated with the offering plus $1.7 million in proceeds received on January 31, 1997 in connection with two interest rate protection agreements entered into in August and November 1996 in anticipation of the debt offering. The August agreement included a notional principal amount of $30.0 million and a reference price of 99.653 on the 30 year
Treasury bond. The November agreement included a notional principal amount of $50.0 million and a reference price of 101 29/32 on the ten year Treasury
Note. The settlement date on both contracts was January 31, 1997.

  After the July 11, 1997 $100 million debt offering described above, SCI had $725 million of long-term unsecured notes outstanding subject to the Indenture between SCI and State Street Bank and Trust Company, as trustee. Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. As of June 30, 1997, SCI was in compliance with all debt covenants contained in the Indenture.

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. (as agent for a bank group). Borrowings bear interest at an annual rate equal to the lesser of either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus .95%, based upon SCI's current senior debt ratings. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1999 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders; if not extended, at SCI's election, the facility will either (a) convert to a three year term note, or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.75 to 1. As of June 30, 1997, SCI was in compliance with all covenants contained in the line of credit. As of August 11, 1997, $64.1 million of borrowings were outstanding on the line of credit.

  As of June 30, 1997, SCI had invested $2.5 billion for the acquisition and development of 976 operating distribution properties. These acquisitions and developments were financed with cash on hand, the issuance of limited partnership units, the assumption of existing mortgage debt and borrowings under SCI's line of credit which were repaid with the proceeds from SCI's equity and debt offerings.

  On June 30, 1997, SCI had $270.0 million of budgeted development cost for developments in process, of which $162.0 million was unfunded. SCI expects to finance construction, development and acquisitions primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. When issuing debt, SCI intends primarily to arrange fully amortizing, fixed rate, 10-year to 20-year debt to finance additional acquisitions and developments, or to arrange for fixed rate debt with different maturities to create a debt maturity schedule that is similar to an amortizing schedule.

  SCI considers its liquidity and ability to generate cash from operations and financing to be adequate and expects it to continue to be adequate to meet SCI's acquisition, development, operating, debt services, and shareholder distribution requirements.

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

 Proposed Merger Transaction and Related Rights Offering

  On August 5, 1997, the Securities and Exchange Commission declared effective a registration statement filed by Security Capital Group Incorporated ("Security Capital") relating to warrants to purchase Class B common stock of Security Capital and containing SCI's proxy statement relating to a proposed merger transaction whereby SCI would acquire the operations and businesses of its REIT manager and property manager valued at approximately $81.9 million in exchange for SCI common shares. The $81.9 million value was based on a three-year discounted analysis of net operating income prepared by Security Capital and revised after negotiation with a special committee comprised of independent Trustees (the "Special Committee"). The number of SCI common shares issuable to Security Capital (3,692,023) is based on the average market price of common shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining SCI's shareholders entitled to vote on the merger. As a result of the transaction, SCI would become an internally managed REIT and Security Capital would remain SCI's largest shareholder (44.1% as of June 30, 1997). SCI's Board of Trustees approved the proposed merger transaction based on the recommendation of the Special Committee. The proposed merger transaction requires the approval of a majority of the outstanding common shares. SCI's proxy statement was mailed to SCI's common shareholders and a meeting of SCI's shareholders to vote on the proposed merger is scheduled to be held on September 8, 1997. Assuming that the market value of the common shares issued to Security Capital on the transaction date is $81.9 million, approximately $5.7 million will be allocated to the net tangible assets acquired and the $76.2 million difference will be accounted for as costs incurred in acquiring the management companies from a related party since the management companies do not qualify as "businesses" for purposes of applying APB Opinion No. 16, "Business Combinations".

  In addition, subject to and after the closing of the proposed merger and after the closing of the rights offering described below, Security Capital will issue warrants pro rata to holders of SCI's common shares, Series B Preferred Shares and limited partnership units (other than Security Capital), to acquire shares of Class B common stock of Security Capital having an aggregate subscription price at the time of issuance of approximately $101 million. The number of shares of Class B common stock subject to the warrants will be based on the closing price of such shares on the date the warrants are issued to a warrant distribution agent for subsequent distribution to holders of common shares, Series B Preferred Shares and limited partnership units. The warrants will have a term of one year. Security Capital is issuing the warrants to induce SCI common shareholders to vote in favor of the proposed merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

  On August 6, 1997, SCI commenced a rights offering to subscribe for and purchase 4,970,352 common shares of beneficial interest at a price of $21 per share (the "Subscription Price"). SCI's common shareholders of record on August 6, 1997 will receive a dividend of one right for each common share held. Eleven rights entitle the holder to purchase one common share at the Subscription Price. The rights are transferable and will expire on September 9, 1997. The offering is designed to allow SCI's shareholders (other than Security Capital) the opportunity to maintain their relative ownership in SCI by purchasing additional common shares at a price which is below the price at which Security Capital is receiving common shares in the proposed merger. The funds from the rights offering will be used to repay borrowings under SCI's unsecured line of credit, for the acquisition and development of additional distribution properties and for general corporate business purposes.

 Funds from Operations

  Funds from operations attributable to common shares increased $22.3 million or 42.4% from $52.6 million for the first six months of 1996 to $74.9 million for the same period in 1997. Funds from operations represent SCI's net earnings (computed in accordance with generally accepted accounting principles ("GAAP")) before minority interest and before gains/losses on disposition of depreciated property, plus depreciation and amortization. SCI believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because along with cash flows from operating activities, financing activities, and investing activities, it provides a reader with an indication of the ability of SCI to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of SCI's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The funds from operations measure presented by SCI will not be comparable to similarly titled measures of other REITs which do not compute funds from operations in a manner consistent with SCI.

                       STATEMENT OF FUNDS FROM OPERATIONS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                                ----------------
                                                                 1997     1996
                                                                -------  -------
Net earnings attributable to common shares..................... $39,786  $23,681
  Add (deduct):
    Depreciation and amortization..............................  37,024   27,215
    Minority interest..........................................   1,835    1,640
    (Gain)/loss on disposition of depreciated real estate......  (3,773)      29
                                                                -------  -------
Funds from operations attributable to common shares............ $74,872  $52,565
                                                                =======  =======

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  At the annual meeting of shareholders held on June 24, 1997, shareholders elected the following Trustees to office: 83,674,383 shares were voted for the election of Irving F. Lyons, III as a Class I Trustee, 277,067 shares withheld; 83,673,436 shares were voted for the election of William G. Myers as a Class I Trustee, 278,014 shares withheld; and 83,764,874 shares were voted for the election of John E. Robson, Class I Trustee, 186,576 shares withheld. Trustees continuing in office are K. Dane Brooksher, Stephen L. Feinberg, Donald P. Jacobs and Thomas G. Wattles.

  Also, at the annual meeting, 77,845,711 outstanding common shares voted to approve the amendment to the Trust's Amended and Restated Declaration of Trust to increase the authorized capitalization from 150 million to 180 million shares, 6,105,739 shares withheld. There were 13,804,068 shares absent at the annual meeting of shareholders.

ITEM 5. OTHER INFORMATION

  On October 18, 1996, SCI's shelf registration statement was declared effective by the Securities and Exchange Commission ("SEC") regarding the offering from time to time of $678 million in one or more series of its debt securities, preferred shares of beneficial interest and common shares of beneficial interest. After giving effect to the rights offering (see "--Item 1. Financial Statements, Footnote 9"), assuming such offering is fully subscribed, approximately $189.1 million in securities will be available to be issued under SCI's shelf registration statement.

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

  None

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Industrial Trust

                                                 /s/ M. Gordon Keiser
                                          -------------------------------------
                                                    M. Gordon Keiser,
                                                  Senior Vice President
                                              (Principal Financial Officer)

                                                  /s/ Edward F. Long
                                          -------------------------------------
                                                     Edward F. Long,
                                              Vice President and Controller
                                             (Principal Accounting Officer)

Date: August 13, 1997