Form 10-Q
period 1997-09-30
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1997-11-14
CIK 899881

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  The number of shares outstanding of the Registrant's common stock as of November 11, 1997 was:

   Common Shares of Beneficial Interest, $.01 par value--108,773,707 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.    Financial Information......................................
    Item 1. Consolidated Financial Statements..........................
            Consolidated Balance Sheets--September 30, 1997 and
             December 31, 1996.........................................      3
            Consolidated Statements of Operations--Three and nine
             months ended September 30, 1997 and 1996..................      4
            Consolidated Statements of Cash Flows--Nine months ended
             September 30, 1997 and 1996...............................      5
            Notes to Consolidated Financial Statements.................      6
            Report of Independent Public Accountants...................     13
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     14
 PART II.   Other Information..........................................     22
    Item 4. Submission of Matters to a Vote of Securities Holders......     22
    Item 5. Other Information..........................................     22
    Item 6. Exhibits and Reports on Form 8-K...........................     22

                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                       ASSETS                         (UNAUDITED)   (AUDITED)
                       ------                        ------------- ------------
Real Estate.........................................  $2,818,142    $2,508,747
  Less accumulated depreciation.....................     156,860       109,147
                                                      ----------    ----------
                                                       2,661,282     2,399,600
Investments in and Advances to Unconsolidated
 Subsidiaries.......................................      41,769            --
Cash and Cash Equivalents...........................      46,983         4,770
Net Amount Due From Related Party...................       2,267            --
Accounts Receivable.................................       8,625         5,397
Other Assets........................................      67,448        52,539
                                                      ----------    ----------
    Total assets....................................  $2,828,374    $2,462,306
                                                      ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Line of credit....................................  $       --    $   38,600
  Long-term debt....................................     724,029       524,191
  Mortgage notes payable............................      88,526        91,757
  Securitized debt..................................      33,874        36,025
  Assessment bonds payable..........................      11,888        12,170
  Accounts payable and accrued expenses.............      51,077        35,357
  Construction payable..............................      27,105        24,645
  Distributions payable.............................         --         25,058
  Other liabilities.................................      17,962        18,130
                                                      ----------    ----------
    Total liabilities...............................     954,461       805,933
                                                      ----------    ----------
Commitments and Contingencies
Minority Interest...................................      55,516        56,984
Shareholders' Equity:
  Series A Preferred Shares, $0.01 par value;
   5,400,000 shares issued and outstanding at
   September 30, 1997 and December 31, 1996; stated
   liquidation preference of $25 per share..........     135,000       135,000
  Series B Convertible Preferred Shares, $0.01 par
   value; 8,050,000 shares issued and outstanding at
   September 30, 1997 and December 31, 1996; stated
   liquidation preference of $25 per share..........     201,250       201,250
  Series C Preferred Shares, $0.01 par value;
   2,000,000 shares issued and outstanding at
   September 30, 1997 and December 31, 1996; stated
   liquidation preference of $50 per share..........     100,000       100,000
  Common shares of beneficial interest, $0.01 par
   value; 108,778,419 shares issued and outstanding
   at September 30, 1997 and 93,676,546 shares at
   December 31, 1996................................       1,088           937
Additional paid-in capital..........................   1,571,529     1,257,347
Employee share purchase notes.......................     (27,345)          --
Distributions in excess of net earnings.............    (163,125)      (95,145)
                                                      ----------    ----------
    Total shareholders' equity......................   1,818,397     1,599,389
                                                      ----------    ----------
    Total liabilities and shareholders' equity......  $2,828,374    $2,462,306
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

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS
                                          ENDED SEPTEMBER   NINE MONTHS ENDED
                                                30,           SEPTEMBER 30,
                                          ----------------- ------------------
                                            1997     1996     1997      1996
                                          --------  ------- --------  --------
Income:
  Rental income.......................... $ 72,376  $59,391 $208,919  $163,814
  Other real estate income...............    3,756      854    9,446     2,034
  Income from unconsolidated
   subsidiaries..........................      711      --     2,257       --
  Interest income........................      303      201    1,420       708
                                          --------  ------- --------  --------
    Total income.........................   77,146   60,446  222,042   166,556
                                          --------  ------- --------  --------
Expenses:
  Rental expenses, net of recoveries of
   $10,567 and $8,228 for the three month
   periods in 1997 and 1996,
   respectively, and $31,089 and $21,310
   for the nine month periods in 1997 and
   1996, respectively....................    5,554    4,938   15,709    16,388
  Property management fees paid to
   affiliate, net of recoveries of $1,014
   and $886 for the three month periods
   in 1997 and 1996, respectively, and
   $3,870 and $2,529 for the nine month
   periods in 1997 and 1996,
   respectively..........................    1,151    1,145    3,821     3,087
  Depreciation and amortization..........   21,217   15,972   58,241    43,187
  Interest expense.......................   14,630   11,364   39,188    28,723
  REIT management fee paid to affiliate..    4,957    5,702   17,791    15,376
  Administrative services fee paid to
   affiliate.............................      288      --       288       --
  General and administrative.............    1,560      195    2,247       747
  Costs incurred in acquiring management
   companies from a related party........   75,376      --    75,376       --
  Other..................................      776      703    2,237     1,903
                                          --------  ------- --------  --------
    Total expenses.......................  125,509   40,019  214,898   109,411
                                          --------  ------- --------  --------
Net Earnings/(Loss) Before Minority
 Interest and Gain/(Loss) on Disposition
 of Real Estate..........................  (48,363)  20,427    7,144    57,145
Minority Interest........................      928      859    2,763     2,499
                                          --------  ------- --------  --------
Net Earnings /(Loss) Before Gain/(Loss)
 on Disposition of Real Estate...........  (49,291)  19,568    4,381    54,646
Gain/(Loss) on disposition of real
 estate..................................    2,756      --     6,529       (29)
                                          --------  ------- --------  --------
Net Earnings/(Loss)......................  (46,535)  19,568   10,910    54,617
Less preferred share dividends...........    8,829    6,694   26,488    18,062
                                          --------  ------- --------  --------
Net Earnings/(Loss) Attributable to
 Common Shares........................... $(55,364) $12,874 $(15,578) $ 36,555
                                          ========  ======= ========  ========
Weighted Average Common Shares
 Outstanding.............................  100,033   81,513   97,948    81,462
                                          ========  ======= ========  ========
Per Share Net Earnings/(Loss)
 Attributable to Common Shares........... $  (0.55) $  0.16 $  (0.16) $   0.45
                                          ========  ======= ========  ========
Distributions Per Common Share........... $ 0.2625  $0.2525 $ 0.8025  $ 0.7575
                                          ========  ======= ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Operating Activities:
 Net earnings............................................ $  10,910  $  54,617
 Minority interest.......................................     2,763      2,499
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization.........................    58,241     43,187
   (Gain)/loss on disposition of real estate.............    (6,529)        29
   Costs incurred in acquiring management companies from
    a related party......................................    75,376        --
   Rent leveling.........................................    (3,772)    (4,165)
   Amortization of deferred financing costs..............     1,528      1,866
   Increase in net amount due from related party.........    (2,267)       --
 Increase in accounts receivable and other assets........   (11,786)    (6,371)
 Increase in accounts payable, accrued expenses and
  other liabilities......................................    15,552      9,381
                                                          ---------  ---------
     Net cash provided by operating activities...........   140,016    101,043
                                                          ---------  ---------
Investing Activities:
 Real estate investments.................................  (435,185)  (475,277)
 Tenant improvements and lease commissions...............   (11,086)   (10,461)
 Recurring capital expenditures..........................    (3,659)    (1,580)
 Proceeds from disposition of real estate................   111,838      1,092
                                                          ---------  ---------
     Net cash used in investing activities...............  (338,092)  (486,226)
                                                          ---------  ---------
Financing Activities:
 Net proceeds from sale of shares, exercised warrants
  and dividend reinvestment and share purchase plan......   206,147    327,377
 Proceeds from long-term debt offerings..................   199,772    199,632
 Debt issuance costs.....................................    (2,477)    (2,792)
 Termination of interest rate contracts..................     1,894     (1,923)
 Distributions paid to common shareholders...............   (77,459)   (61,688)
 Distributions paid to minority interest holders.........    (4,245)    (3,934)
 Preferred share dividends...............................   (26,488)   (18,062)
 Proceeds from line of credit............................   358,391    362,600
 Payments on line of credit..............................  (396,991)  (379,000)
 Regularly scheduled principal payments on mortgage
  notes payable..........................................    (3,451)    (2,825)
 Balloon principal payments made upon maturity...........   (14,804)   (14,155)
                                                          ---------  ---------
     Net cash provided by financing activities...........   240,289    405,230
                                                          ---------  ---------
Net Increase in Cash and Cash Equivalents................    42,213     20,047
Cash and Cash Equivalents, beginning of period...........     4,770     22,235
                                                          ---------  ---------
Cash and Cash Equivalents, end of period................. $  46,983  $  42,282
                                                          =========  =========
Supplemental Schedule of Noncash Investing and Financing
 Activities:
 In conjunction with real estate acquired:
   Assumption of existing mortgage notes payable......... $  12,591  $  18,103
   Issuance of common shares............................. $   1,000  $     --
 In conjunction with the acquisition of management
  companies:
   Issuance of common shares to affiliate................ $  79,840  $     --
   Tangible net assets acquired from affiliate........... $  (4,464) $     --
 Notes received for common shares issued under employee
  share purchase plan.................................... $  27,345  $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

1. GENERAL:

  The consolidated financial statements of Security Capital Industrial Trust ("SCI") as of September 30, 1997 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The consolidated financial statements for 1996 have been restated to conform to the 1997 presentation. While management of SCI believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with SCI's December 31, 1996 consolidated financial statements.

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of SCI's consolidated financial position and results of operations for the interim periods. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

3. REAL ESTATE:

  The following summarizes real estate investments as of September 30, 1997 and December 31, 1996 (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                                                       (UNAUDITED)    (AUDITED)
      Land held for development......................  $  133,026    $  109,316
      Land under development.........................      59,132        40,465
      Improved land..................................     395,385       356,428
      Buildings and improvements.....................   2,142,340     1,918,256
      Construction in progress.......................      81,145        77,506
      Capitalized preacquisition costs...............       7,114         6,776
                                                       ----------    ----------
          Total real estate..........................   2,818,142     2,508,747
      Less accumulated depreciation..................     156,860       109,147
                                                       ----------    ----------
          Net real estate............................  $2,661,282    $2,399,600
                                                       ==========    ==========

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Capitalized preacquisition costs include $966,000 and $1,634,000 of funds on deposit with title companies as of September 30, 1997 and December 31, 1996, respectively, for property acquisitions.

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES:

  On September 1, 1997, SCI's preferred stock subsidiary, SCI Development Services Incorporated ("SCI Development Services"), acquired 9.6% of the outstanding common shares of Insight, Inc., a privately owned logistics optimization consulting company, for $500,000, and committed to invest an additional $2.0 million over the next two years to increase its ownership to 33%. SCI Development Services has accounted for this investment on the cost method. The accounts of SCI Development Services are consolidated with SCI and all intercompany transactions are eliminated in consolidation.

  On April 24, 1997, SCI Logistics Services Incorporated ("SCI Logistics"), a newly formed corporation, acquired a 60% interest in a refrigerated warehouse company, renamed CS Integrated LLC ("CSI"). On September 1, 1997, SCI Logistics contributed additional capital to CSI and increased its ownership to 71.1%. As of September 30, 1997, CSI owned refrigerated warehouses totaling 53.0 million cubic feet and also owned two dry storage facilities. SCI owns 100% of the nonvoting preferred stock of SCI Logistics. An unrelated third party owns 100% of the common stock of SCI Logistics. SCI will recognize 95% of the economic benefits from SCI Logistics' cash flow (as defined) through its cumulative preferred stock dividends. SCI accounts for its investment in SCI Logistics on the equity method of accounting.

  As of September 30, 1997, Investments In and Advances to Unconsolidated Subsidiaries consists of the following items (in thousands):

      Investment in Insight, Inc....................................... $   500
      Investment in preferred stock of SCI Logistics...................   4,946
      Note receivable from SCI Logistics...............................  35,163
      Accrued interest and other receivables...........................   1,160
                                                                        -------
          Total........................................................ $41,769
                                                                        =======

  The note receivable from SCI Logistics is an unsecured loan which bears interest at 13% per annum payable on the 24th of April of each year, commencing April 24, 1998, and matures on April 24, 2002.

5. BORROWINGS:

 Line of Credit

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. (as agent for a bank group). Borrowings bear interest at SCI's option, at either an annual rate equal to the lesser of (a) the greater of the federal funds rate plus 0.5%, and the prime rate, or (b) LIBOR plus .95%, based upon SCI's current senior debt ratings. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1999 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders; if not extended, at SCI's election, the facility will either (a) convert to a three year term note, or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.75 to 1. As of September 30, 1997, SCI was in compliance with all covenants contained in the line of credit, and as of November 12, 1997, $6.0 million of borrowings were outstanding on the line of credit.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  On October 1, 1997, SCI extended its $15.0 million short-term unsecured borrowing agreement with NationsBank through October 1, 1998. The rate of interest and the maturity date of each advance will be determined by agreement between SCI and NationsBank at the time of each advance. There was $15.0 million of borrowings on this credit line as of November 12, 1997.

 Long-Term Debt

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                                                            (IN THOUSANDS)
8.72% Senior Unsecured Notes, issued on March 2,
 1995 in an original principal amount of
 $150,000,000. Interest is payable March 1 and
 September 1 of each year. The Notes are payable in
 eight consecutive annual installments of
 $18,750,000 commencing March 1, 2002 and mature on
 March 1, 2009......................................    $150,000      $150,000
9.34% Senior Unsecured Notes, issued on March 2,
 1995 in an original principal amount of
 $50,000,000. Interest is payable March 1 and
 September 1 of each year. The Notes are payable in
 six consecutive annual installments ranging from
 $5,000,000 to $12,500,000 commencing on March 1,
 2010 and mature on March 1, 2015...................      50,000        50,000
7.125% Senior Unsecured Notes due 1998, issued on
 May 16, 1995 in an original principal amount of
 $15,000,000, net of original issue discount.
 Interest is payable May 15 and November 15 of each
 year...............................................      14,997        14,993
7.25% Senior Unsecured Notes due 2000, issued on May
 16, 1995 in an original principal amount of
 $17,500,000, net of original issue discount.
 Interest is payable May 15 and November 15 of each
 year...............................................      17,459        17,448
7.30% Senior Unsecured Notes due 2001, issued on May
 16, 1995 in an original principal amount of
 $17,500,000, net of original issue discount.
 Interest is payable May 15 and November 15 of each
 year...............................................      17,446        17,435
7.875% Senior Unsecured Notes, issued on May 16,
 1995 in an original principal amount of
 $75,000,000, net of original issue discount.
 Interest is payable May 15 and November 15 of each
 year. The Notes are payable in eight annual
 installments of $9,375,000 commencing May 15, 2002
 and mature on May 15, 2009.........................      74,687        74,668
7.25% Senior Unsecured Notes, issued on May 17, 1996
 in an original principal amount of $50,000,000, net
 of original issue discount. Interest is payable May
 15 and November 15 of each year. The Notes are
 payable in four annual installments of $12,500,000
 commencing May 15, 1999 and mature on May 15,
 2002...............................................      49,959        49,951
7.95% Senior Unsecured Notes, issued on May 17, 1996
 in an original principal amount of $100,000,000,
 net of original issue discount. Interest is payable
 May 15 and November 15 of each year. The Notes are
 payable in four annual installments of $25,000,000
 commencing May 15, 2005 and mature on May 15,
 2008...............................................      99,848        99,840
8.65% Senior Unsecured Notes, issued on May 17, 1996
 in an original principal amount of $50,000,000, net
 of original issue discount. Interest is payable May
 15 and November 15 of each year. The Notes are
 payable in seven annual installments ranging from
 $5,000,000 to $12,500,000 commencing May 15, 2010
 and mature on May 15, 2016.........................      49,860        49,856

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                       SEPTEMBER 30, DECEMBER 31,
                                                           1997          1996
                                                       ------------- ------------
                                                             (IN THOUSANDS)
7.81% Medium-Term Notes, issued on February 4, 1997
 in an original principal amount of $100,000,000.
 Interest is payable February 1 and August 1 of each
 year. The Notes are payable in six annual
 installments ranging from $10,000,000 to $20,000,000
 commencing February 1, 2010 and mature on February
 1, 2015.............................................    $100,000      $    --
7.625% Senior Unsecured Notes, due July 1, 2017,
 issued July 11, 1997 in an original principal amount
 of $100,000,000, net of original issue discount.
 Interest is payable January 1 and July 1 of each
 year................................................      99,773           --
                                                         --------      --------
    Total long-term debt, net of original issue
     discount........................................    $724,029      $524,191
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

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At September 30, 1997, SCI was in compliance with all debt covenants contained in the Indenture.

 Mortgage Notes Payable, Assessment Bonds Payable and Securitized Debt

  Mortgage notes payable of $88.5 million were secured by real estate with an aggregate undepreciated cost of $163.4 million at September 30, 1997. Assessment bonds payable of $11.9 million were secured by real estate with an aggregate undepreciated cost of $222.7 million at September 30, 1997. Securitized debt of $33.9 million was collateralized by real estate with an aggregate undepreciated cost of $67.0 million at September 30, 1997.

  Approximate principal payments due on long-term debt, mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five year period ending December 31, 2002, and thereafter are as follows (in thousands):

      Remainder of 1997............................................... $ 13,162
      1998............................................................   19,763
      1999............................................................   25,668
      2000............................................................   38,407
      2001............................................................   40,662
      2002............................................................   44,592
      2003 and thereafter.............................................  677,034
                                                                       --------
      Total principal due.............................................  859,288
      Less: original issue discount...................................     (971)
                                                                       --------
          Total carrying value........................................ $858,317
                                                                       ========

                       SECURITY CAPITAL INDUSTRIAL TRUST

  For the nine month periods ended September 30, 1997 and 1996, interest expense on all borrowings was $39,188,000 and $28,723,000, respectively, which was net of capitalized interest of $12,863,000 and $11,512,000, respectively. The total interest paid in cash was $45,227,000 and $33,638,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

6. MINORITY INTEREST:

  Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI (Red Mountain Joint Venture, SCI Limited Partnership-I, SCI Limited Partnership-II, SCI Limited Partnership-III, and SCI Limited Partnership-IV). As of September 30, 1997, a total of 5,194,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships. Limited partners are entitled to exchange each partnership unit for one common share of SCI.

  In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership (Partnership-IV), in exchange for a 96.36% general partnership interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totaling 3.64% in Partnership-IV. SCI has contributed additional funds to the partnership in 1996 and 1997 in conjunction with tax deferred exchanges of real estate which increased SCI's interest from 96.36% to 96.65%. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners.

  Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by Partnership-IV consist of income producing, improved real property primarily located in Florida, Ohio and Oklahoma. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from SCI IV, Inc. at September 30, 1997. Partnership-IV had $3.2 million of borrowings from SCI IV, Inc. at September 30, 1997. SCI IV, Inc. had $3.2 million of borrowings from SCI and its affiliates at September 30, 1997. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements and the third party investors' interests in Partnership-IV are reflected as minority interest. Limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of common shares. At September 30, 1997, there were 68,612 limited partnership units outstanding in Partnership-IV.

7. SHAREHOLDERS' EQUITY:

  On August 6, 1997, in connection with the consummation of the Merger (see
Note 9), SCI commenced a rights offering to sell 4,970,352 common shares at $21 per share. The rights offering was designed to allow SCI's shareholders, other than Security Capital Group Incorporated ("Security Capital"), the opportunity to maintain their relative ownership in SCI by purchasing additional common shares at a price which was below the price at which Security Capital received common shares in the Merger. On September 9, 1997, SCI offered 994,070 common shares at $21 per share to third party subscribers in the rights offering that were not accepted in whole or in part due to demand in excess of the common shares offered. All of these common shares were issued in September 1997, and net proceeds from these offerings totaled $124.9 million.

  On March 24, 1997, SCI issued 48,809 common shares in conjunction with an acquisition of property. On February 7, 1997, SCI completed a public offering of 4,025,000 common shares; net proceeds to SCI after underwriting discounts and offering costs were $80.4 million.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  On September 30, 1997, SCI paid a quarterly dividend of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative convertible Series B preferred share ("Series B Preferred Share") and $1.0675 per cumulative redeemable Series C preferred share to preferred shareholders of record on September 15, 1997. On October 28, 1997, SCI declared a distribution of $0.2675 per common share, payable on November 25, 1997, to common shareholders of record as of November 11, 1997.

8. EARNINGS PER SHARE:

  Earnings per share is computed based on the weighted average number of common shares outstanding during the period. Exercise of outstanding warrants and options to acquire 3,110,621 SCI common shares would not have a material dilutive effect on earnings per share. The conversion of the limited partnership units (as discussed in Note 6) and the Series B Preferred Shares into common shares is not assumed since the effect would not be materially dilutive.

9. CONSUMMATION OF MERGER:

  On September 8, 1997, SCI's shareholders voted to approve an agreement with Security Capital to exchange Security Capital's REIT management and property management companies for 3,692,023 shares of SCI's common stock (the "Merger"). As a result, SCI became an internally managed REIT on September 9, 1997 with Security Capital remaining as SCI's largest shareholder. The $81.9 million value of the management companies was approved by the independent Trustees and a fairness opinion was obtained from a third party investment bank. Pursuant to the terms of the Merger Agreement, the number of shares issued to Security Capital was based on the average market price of the common shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining the SCI shareholders entitled to vote on the Merger. The market value of the common shares issued to Security Capital on September 9, 1997 was $79.8 million of which $4.4 million was allocated to the net tangible assets acquired and the $75.4 million difference was accounted for as costs incurred in acquiring the management companies from a related party. For accounting purposes the management companies were not considered "businesses" for purposes of applying APB Opinion No. 16, "Business Combinations", and therefore the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

  As a result of the Merger, SCI no longer pays REIT management and property management fees to Security Capital. All employees of the REIT manager and the property manager became employees of SCI and SCI directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the REIT are recorded as general and administrative expenses. Direct and incremental costs related to successful development, acquisition and leasing activities are capitalized in accordance with generally accepted accounting principles (GAAP).

  Upon consummation of the Merger, SCI and Security Capital entered into an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital will provide SCI with certain administrative and other services with respect to certain aspects of SCI's business, as selected from time to time by SCI at its option. These services are expected to include, but are not limited to, payroll and human resources, cash management, accounts payable, MIS support and other computer services, research, investor relations and insurance, legal and tax administration. Fees payable to Security Capital will be equal to Security Capital's cost of providing such services, plus 20%, subject to a maximum amount of approximately $7.1 million during the initial term of the agreement, of which approximately $2.0 million will apply to the period between closing of the Merger and December 31, 1997 and the remainder will apply to 1998. Cost savings under the Administrative Services Agreement will accrue to SCI. The agreement will be for an initial term expiring on December 31, 1998 and will be automatically renewed for consecutive one-year terms subject to approval by a majority of the independent Trustees.

                       SECURITY CAPITAL INDUSTRIAL TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


  In addition, after the closing of the Merger, Security Capital issued $101.0 million of warrants pro rata to holders of SCI's common shares (other than Security Capital), Series B Preferred Shares and limited partnership unit holders ("Unitholders"), to acquire 3,608,202 shares of Class B common stock of Security Capital. SCI common shareholders and Unitholders received 0.046549 warrants for each common share or unit held and Series B preferred shareholders received 0.059676 warrants for each preferred share held. Each warrant can be exercised for one share of Security Capital Class B common stock at an exercise price of $28 per share and has a term of one year. Security Capital issued these warrants as an incentive to SCI shareholders to vote in favor of the Merger and to raise additional equity capital at a relatively low cost in addition to other benefits.

10. LONG-TERM INCENTIVE PLAN:

  On September 8, 1997, SCI's common shareholders approved a long-term incentive plan (the "Incentive Plan"), which provides for awards consisting of the following: 1) options to purchase common shares, 2) dividend equivalent units ("DEUs") on options, 3) a share purchase program, and 4) share awards. No more than 9,600,000 common shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 common shares in any one-year period.

  Under the Incentive Plan, certain employees of SCI purchased 1,356,834 common shares on September 8, 1997, at a price of $21.21875 per share (the average of the high and low price per share on September 8, 1997). SCI financed 95% of the total purchase price through ten-year, recourse loans to the participants aggregating $27.3 million (including $22.5 million due from officers of SCI). The loans, which have been recognized as a deduction from Additional Paid-In Capital in Shareholders' Equity, bear interest at the lower of SCI's annual dividend yield or 6% per annum. The loans are secured by the common shares purchased. For each common share purchased, participants were granted options to purchase two additional common shares at a price of $21.21875.

  Also, on September 8, 1997, SCI granted options to purchase 359,189 common shares for $21.21875 per share to officers and certain employees of SCI. These options are entitled to DEUs each December 31, depending on the relationship between SCI's common share dividend yield and the S&P 500 average dividend yield for the year. DEU's will vest as the applicable options vest and entitle the holder to one common share for each DEU. The 3,072,857 options granted on September 8, 1997, have five or nine year vesting schedules.

  SCI has elected to account for these plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized in the accompanying financial statements for the fair value (as defined under FAS 123) of granted options. SCI intends to make the proforma disclosures as required by FAS 123 in its December 31, 1997 consolidated financial statements.

11. SUBSEQUENT EVENTS:

  Prior to November 7, 1997, SCI had $167.7 million in securities remaining available to be issued under its previous shelf registration statement. On November 7, 1997, SCI's most recent shelf registration statement was filed with the Securities and Exchange Commission regarding the offering from time to time of an additional $600 million in one or more series of its debt securities, preferred shares of beneficial interest, and common shares of beneficial interest.

  On October 28, 1997, SCI entered into two interest rate protection agreements in anticipation of debt offerings in March 1998 and May 1998. A forward treasury lock agreement was executed with a notional amount of $75.0 million on the 6 3/8% Treasury bond due August 2027 and a swap agreement was entered into with a notional amount of $75.0 million on the 6 5/8% Treasury bond due February 2027. The forward treasury lock has a termination date of March 31, 1998 and effectively locks in the 30 year treasury rate used to price SCI's debt, at 6.316%. The swap agreement has a termination date of May 31, 1998, and carries a fixed rate of 6.721% which is a combination of the treasury rate plus the swap spread and the forward premium.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust

  We have reviewed the accompanying consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

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

Chicago, Illinois
November 12, 1997

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

OVERVIEW

 Consummation of Merger Transaction

  On September 8, 1997, SCI terminated its REIT management agreement with Security Capital Industrial Incorporated (the "REIT Manager") and the property management agreement with SCI Client Services Incorporated (the "Property Manager") (collectively the "Management Companies"), pursuant to a merger transaction ("the Merger") whereby SCI acquired the operations and businesses of the Management Companies valued at approximately $81.9 million from Security Capital Group Incorporated ("Security Capital") in exchange for 3,692,023 common shares. The number of common shares issued to Security Capital was determined using a per common share price of $22.175 (the average market price of common shares over the five-day period prior to the August 6, 1997 record date for determining SCI's shareholders entitled to vote on the Merger). The Board of Trustees approved the Merger transaction based on the recommendation of a special committee comprised of independent Trustees. The Merger, which required the approval of a majority of SCI's outstanding common shares, was approved by approximately 99% of the shareholders voting on the transaction on September 8, 1997. As a result of the transaction, SCI became an internally managed REIT and Security Capital remains SCI's largest shareholder (43.0% ownership based on outstanding common shares as of September 30, 1997).

  The financial impact of the Merger is discussed in more detail below under "Results of Operations" and "Liquidity and Capital Resources".

 General

  SCI's operating results depend primarily upon net operating income from distribution properties, which is substantially influenced by (i) the demand for and supply of distribution properties in SCI's target market cities, (ii) the pace and economic returns at which SCI can acquire and develop additional distribution properties, (iii) the extent to which SCI can sustain improved market performance as measured by lease rates and occupancy, and (iv) the operating performance of SCI's unconsolidated subsidiaries (see "--Results of
Operations: Income from Unconsolidated Subsidiaries"). SCI's target market cities and submarkets have benefited substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. SCI believes its ability to compete is significantly enhanced relative to other companies because of its depth of management and the ability to serve customers through the SCI International Operating System(TM), which includes acquisition and development personnel, and presence in local markets. SCI expanded its operations into Mexico and Europe in the first half of 1997 to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With six target market cities identified in Mexico and 15 identified in Europe, SCI believes that there are significant growth opportunities internationally. As a result of acquisitions and developments of distribution properties for the last three months of 1996 and the first nine months of 1997, SCI's rentable square footage increased by 12.5 million square feet or 16.7% to 87.3 million square feet as of September 30, 1997. As of September 30, 1997, the properties were 93.50% leased. Management expects that SCI's ability to acquire and develop distribution properties at favorable economic returns will continue through the remainder of 1997. Additionally, SCI Development Services Incorporated (see "--Other Real Estate Income") and SCI Logistics (see "-- Income from Unconsolidated Subsidiaries") are expected to contribute recurring income in subsequent periods.

  SCI frequently acquires properties which are underleased and develops properties which are not fully leased at the start of construction, which reduces SCI's overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by SCI and 12 months after shell completion for properties developed by SCI) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing occupancies on acquired and developed properties during their initial months of operations resulting in an occupancy rate of 94.58% and a leased rate of 96.12% for stabilized properties owned as of September 30, 1997. The average increase in rental rates for new and renewed leases on previously leased space (14.0 million square feet) during the first nine months of 1997 was 18.7%. As leases are renewed or new leases are acquired, SCI expects most lease rates on renewals or new leases to increase in the remainder of 1997. These factors should improve SCI's results of operations. Capital and credit market conditions which affect SCI's cost of equity and debt capital may influence future growth in operating results.

  No assurance can be given that expected trends for the remainder of 1997 in leasing rates and economic returns on acquired and developed properties will be realized. There are risks associated with SCI's development and acquisition activities which include Future Factors such as: development and acquisition opportunities explored by SCI may be abandoned, construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although SCI undertakes a thorough evaluation of the physical condition of each new project before it is acquired, certain defects or necessary repairs may not be detected until after the project is acquired, which could increase SCI's total acquisition cost. The occurrence of any of the events described above could adversely affect SCI's ability to achieve its projected returns on acquisitions and projects under development and could hinder SCI's ability to make expected distributions.

RESULTS OF OPERATIONS

 Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net earnings for the nine months ended September 30, 1997 and 1996 were $10.9 million and $54.6 million, respectively, a decrease of $43.7 million (80.0%). This decrease resulted from a one-time, non-cash charge of approximately $75.4 million related to the costs incurred in acquiring the businesses and operations of the Management Companies from Security Capital. See "--Costs Incurred in Acquiring Management Companies from a Related Party" below. The impact of this one-time charge and higher interest expense (due to larger debt balances) was partially offset by a $7.4 million increase in Other Real Estate Income, $2.2 million of income from 1997 investments in unconsolidated subsidiaries, a $6.5 million increase in gains on dispositions and increased earnings from SCI distribution properties.

  Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI owned 982 operating properties totaling 87.3 million square feet as of September 30, 1997 with a historical cost of $2.5 billion. Net earnings are expected to increase in subsequent periods due to the acquisition and development of additional operating properties, the continued increase in the prestabilized portfolio rental rates and occupancy and the stabilized portfolio rental rates, and additional investments in unconsolidated subsidiaries. A discussion of the major components of SCI's results of operations follows.

 Rental Revenues

  Rental revenues for the first nine months of 1997 increased by $45.1 million or 27.5% to $208.9 million, as compared to $163.8 million for the same period in 1996. Of this increase, $15.5 million was generated by the 111 properties acquired in 1996, $20.6 million was generated by the 86 developments completed in 1996, $2.7 million was generated by the 42 properties acquired in 1997, and $4.8 million was generated by the 44 developments completed in 1997. The remaining $1.5 million increase was attributable to revenue increases in the 745 properties owned at January 1, 1996.

 Other Real Estate Income

  Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from corporate distribution facilities services business, the majority of which is generated by SCI Development Services Incorporated ("SCI Development Services"). SCI Development Services develops corporate distribution facilities that do not meet SCI's strict investment criteria for long-term ownership and works on a fee basis for customers who want to own their own facilities. SCI Development Services is expected to generate recurring income in subsequent periods. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. The activities of SCI Development Services are consolidated with SCI. SCI Development Services pays federal and state taxes at the applicable corporate rate.

 Income from Unconsolidated Subsidiaries

  Income from unconsolidated subsidiaries relates to SCI's 1997 investments in the preferred stock of SCI Logistics Services Incorporated ("SCI Logistics"), and notes receivable from SCI Logistics and CS Integrated LLC ("CSI") (see "--
Item 1: Financial Statements, Footnote 4"). SCI Logistics' primary source of income is its ownership interest in CSI. At the time of SCI's initial investment in SCI Logistics on April 24, 1997, SCI Logistics owned 60% of the common stock of CSI. On September 1, 1997, SCI Logistics increased its ownership interest to 71.1% of CSI through additional capital contributions in conjunction with the acquisition of Texas Cold Storage, adding 9.7 million cubic feet to CSI's refrigerated distribution network. As of September 30, 1997, CSI operated 53.0 million cubic feet of refrigerated distribution space and has an additional 22.8 million cubic feet under contract.

 Interest Income

  Interest income for the first nine months of 1997 increased $712,000 from the same period in 1996. The increase in interest income was a result of higher interest rates and higher cash balances in interest bearing accounts in the first nine months of 1997 compared to the same period in 1996.

 Rental Expenses and Acquisition of Property Manager

  Rental expenses, including property management fees paid to affiliate, net of recoveries, increased by $55,000 or 0.3% to $19,530,000 for the first nine months of 1997 from $19,475,000 for the same period in 1996. Gross expenses, before the deduction of amounts recovered from tenants, were approximately 26% of rental income for both the first nine months of 1997 and 1996.

  As a result of the Merger on September 8, 1997, SCI acquired the operations of the Property Manager who managed approximately 96% of SCI's operating portfolio prior to the Merger. Although subsequent to September 8, 1997, SCI will no longer incur a 3% property management fee on the properties managed by its Property Manager, SCI will include the actual personnel and other operating costs of this property management function in rental expenses on its Statement of Operations.

 Interest Expense

  Interest expense increased by $10.5 million or 36.6% to $39.2 million for the first nine months of 1997 from $28.7 million for the same period in 1996. Total interest capitalized increased by $1.4 million or 12.2% to $12.9 million for the first nine months of 1997 from $11.5 million for the same period in 1996. The increase in interest expense was principally due to the issuance of $200 million in Senior Notes on May 17, 1996, the issuance of $100 million of Medium Term Notes--Series A on February 4, 1997 and the issuance of $100 million of Senior Notes on July 11, 1997. (See "Liquidity and Capital Resources"). The capitalized interest increase is attributable to increased development activity in the first nine months of 1997.

 REIT Management Fee and Acquisition of REIT Manager

  The REIT management fee paid by SCI increased by approximately $2.4 million or 15.6% during the nine months ended September 30, 1997 as compared to the same period in 1996 due to increased operating income from the greater number of distribution properties in operation in 1997, which was partially offset by the termination of the REIT management agreement upon closing of the Merger on September 8, 1997. Pursuant to the consummation of the Merger, SCI acquired the REIT Manager and became an internally managed REIT. Subsequent to September 8, 1997, the REIT management fee was replaced with the actual personnel and other operating costs associated with the REIT management function. These costs are recorded as general and administrative expenses. Direct and incremental costs related to successful development, acquisition and leasing activities have been capitalized in accordance with generally accepted accounting principles (GAAP).

  Upon closing of the Merger, SCI entered into an Administrative Services Agreement (ASA) with Security Capital for services which include, but are not limited to, payroll and human resources, cash management, accounts payable, MIS support and other computer services, research, investor relations and insurance, legal and tax administration. These services are provided in exchange for a fee equal to Security Capital's cost of providing the service plus 20%, subject to a maximum of approximately $2.0 million during 1997 and $5.1 million for 1998. ASA fees expensed from the Merger date through September 30, 1997 under this agreement aggregated $288,000. The ASA, which expires on December 31, 1998, provides for automatic renewals for consecutive one-year terms, subject to approval by a majority of the independent Trustees.

 Costs Incurred in Acquiring Management Companies from a Related Party

  The market value of the 3,692,023 common shares issued to Security Capital on the Merger date was approximately $79.8 million, based on the $21.625 per share closing price of the common shares on the Merger date, of which approximately $4.4 million was allocated to the estimated fair value of the tangible net assets acquired. The $75.4 million difference was accounted for as costs incurred in acquiring the Management Companies from a related party, rather than "goodwill" since for accounting purposes the Management Companies were not considered "businesses" for purposes of applying APB Opinion No. 16 "Business Combinations". This one-time adjustment was recorded as an expense on SCI's Statement of Operations but was not deducted for purposes of calculating funds from operations, due to the non-recurring and non-cash nature of this expense.

 Other Expense

  Other expense increased by $334,000 or 17.6% to $2.2 million for the first nine months of 1997 from $1.9 million for the same period in 1996. Other expenses consist of land holding costs and acquisition and corporate distribution facilities services pursuit cost write-offs. Land holding costs were $1,560,000 for the first nine months of 1997 compared to $1,150,000 for the same period in 1996, and acquisition and corporate distribution facilities services pursuit cost write-offs were $677,000 for the first nine months of 1997 compared to $753,000 for the same period in 1996.

 Preferred Share Dividends

  In June 1995, SCI issued $135 million of Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") that have an annual dividend of $2.35 per share (9.4% annual dividend rate), which totalled $9.5 million for the first nine months of 1997 and 1996. In February 1996, SCI issued $201.3 million of Series B Cumulative Convertible Redeemable Preferred Shares ("Series B Preferred Shares") that have an annual dividend of $1.75 per share (7% annual dividend rate) which totalled $10.6 million for the nine months ended September 30, 1997 compared to $8.5 million for the period from the February 21, 1996 issue date through September 30, 1996. In November 1996, SCI issued $100 million of Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") that have an annual dividend of $4.27 per share (8.54% annual dividend rate) which totalled $6.4 million for the nine months ended September 30, 1997.

 Three Month Period Ended September 30, 1997 and 1996

  Revenues and expenses for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the nine months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the nine months ended September 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities increased from $101.0 million in the first nine months of 1996 to approximately $140.0 million in the first nine months of 1997 principally due to the acquisition and development of additional operating properties. Cash used in investing activities decreased from $486.2 million in the first nine months of 1996 to $338.1 million in the first nine months of 1997 principally due to the $111 million increase in proceeds received from property dispositions. Cash provided by financing activities was $240.3 million in the first nine months of 1997 compared to $405.2 million in the first nine months of 1996. Cash provided by financing activities for the first nine months of 1997 consisted primarily of $80.4 million of net proceeds from the sale of common shares in February 1997, $124.9 million of net proceeds received in September 1997 from a rights offering and related sale of common shares, $197.3 million of net proceeds from the February and July debt offerings and net repayment on the line of credit of $38.6 million. Cash provided by financing activities in the first nine months of 1996 consisted primarily of $134.9 million of net proceeds from the sale of common shares, $192 million of net proceeds from the sale of the Series B Preferred Shares, $199.6 million net proceeds from the May 1996 debt offering, and $16.4 million net repayment on the line of credit. Additionally, distributions paid to common and preferred shareholders and to minority interest holders were $108.2 million in the first nine months of 1997 compared to $83.7 million in the first nine months of 1996, and mortgage principal payments were $18.3 million in the first nine months of 1997 compared to $17.0 million for the first nine months of 1996.

  On September 8, 1997, SCI's shareholders approved a long-term incentive plan. 9,600,000 common shares have been reserved for issuance under this plan. On September 8, 1997, SCI granted options (that have five or nine year vesting schedules) to purchase 3,072,857 common shares at $21.21875 per share to officers and certain employees of SCI. Also under the Incentive Plan, certain officers and employees of SCI purchased 1,356,834 common shares at a price of $21.21875 per share. SCI financed 95% of the total purchase price through ten-year, recourse loans to the participants aggregating $27.3 million.

  On August 6, 1997, in connection with the consummation of the Merger, SCI commenced a rights offering to sell 4,970,352 common shares at $21 per share. On September 9, 1997, SCI offered 994,070 common shares at $21 per share to third party subscribers in the rights offering that were not accepted in whole or in part due to demand in excess of the common shares offered. All of these common shares were issued in September 1997, and net proceeds from these offerings totaled $124.9 million.

  On July 11, 1997, SCI issued $100 million of Senior Notes due 2017 (the "July 1997 Notes"). The July 1997 Notes bear interest at 7.625% per annum payable semi-annually on January 1 and July 1 of each year. The principal will mature on July 1, 2017. The average effective interest cost is 7.73%, including all costs associated with the offering plus $235,759 combined proceeds from the termination of a forward treasury lock agreement and a swap agreement entered into in November 1996 in anticipation of the July debt offering. The forward treasury lock agreement was on a notional amount of $26 million of U.S. Treasury bonds maturing August 15, 2026 with a base price of 103.453% and effectively fixed the 30-year Treasury bond used to price the July 1997 Notes at a rate of 6.56%. The termination of the forward treasury lock resulted in a gain of $174,319. The swap agreement had a notional amount of $33.0 million and required SCI to pay a fixed rate of 6.61% on the notional amount in exchange for a floating rate equal to the three-month LIBOR rate. The termination of the swap on July 8, 1997 resulted in a gain of $61,440.

  On February 7, 1997, SCI completed a public offering of 4,025,000 common shares. Net proceeds to SCI after underwriting discounts and offering costs were $80.4 million.

  On February 4, 1997, SCI issued $100.0 million of Series A 2015 Notes under its Medium-Term Note program established in November 1996. The Series A 2015 Notes bear interest at 7.81%, payable semi-annually on February 1 and August 1, commencing August 1, 1997. Installments of principal will be paid annually on each February 1, commencing February 1, 2010, in the following amounts: $20 million in 2010, $15 million in 2011, $15 million in 2012, $20 million in 2013, $20 million in 2014 and $10 million in 2015. The Series A 2015 Notes have a weighted average life to maturity of 15.35 years and a final maturity extending to 2015. The average effective interest cost is 7.73%, including all costs associated with the offering plus $1.7 million in proceeds received on January 31, 1997 in connection with the termination of two interest rate protection agreements entered into in August and November 1996 in anticipation of the debt offering. The August forward treasury lock agreement had a notional principal amount of $30.0 million and a reference price of 99.653 on the 30 year Treasury bond. The November forward treasury lock agreement had a notional principal amount of $50.0 million and a reference price of 101 29/32 on the ten year Treasury Note. The settlement date on both contracts was January 31, 1997.

  As of September 30, 1997, SCI had $725 million of long-term unsecured notes outstanding subject to the Indenture between SCI and State Street Bank and Trust Company, as trustee. Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. As of September 30, 1997, SCI was in compliance with all debt covenants contained in the Indenture.

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. (as agent for a bank group). Borrowings bear interest at an annual rate equal to the lesser of either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus .95%, based upon SCI's current senior debt ratings. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1999 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders; if not extended, at SCI's election, the facility will either (a) convert to a three year term note, or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.75 to 1. As of September 30, 1997, SCI was in compliance with all covenants contained in the line of credit. As of November 12, 1997, $6.0 million of borrowings were outstanding on this line of credit and $15.0 million of borrowings were outstanding on a $15.0 million discretionary line of credit with NationsBank.

  On October 28, 1997, SCI entered into two interest rate protection agreements in anticipation of debt offerings in March 1998 and May 1998. A forward treasury lock agreement was executed with a notional amount of $75.0 million on the 6 3/8% Treasury bond due August 2027 and a swap agreement was entered into with a notional amount of $75.0 million on the 6 5/8% Treasury bond due February 2027. The forward treasury lock has a termination date of March 31, 1998 and effectively locks in the 30 year treasury rate used to price SCI's debt, at 6.316%. The swap agreement has a termination date of May 31, 1998, and carries a fixed rate of 6.721% which is a combination of the treasury rate plus the swap spread and the forward premium.

  As of September 30, 1997, SCI has invested $2.5 billion for the acquisition and development of 982 operating distribution properties. These acquisitions and developments were financed with cash on hand, the issuance of limited partnership units, the assumption of existing mortgage debt and borrowings under SCI's line of credit which were repaid with the proceeds from SCI's equity and debt offerings.

  On September 30, 1997, SCI had $349.2 million of budgeted development cost for developments in process, of which $208.9 million was unfunded. SCI expects to finance construction, development and acquisitions primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. When issuing debt, SCI intends primarily to either arrange fully amortizing, fixed rate, 10-year to 20-year debt, or to arrange for fixed rate debt with different maturities to create a debt maturity schedule that is similar to an amortizing schedule.

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

  Pursuant to the terms of the Series A Preferred Series, the Series B Preferred Shares and the Series C Preferred Shares (the "Preferred Shares"), SCI is restricted from declaring or paying any distribution with respect to the common shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares.

 Funds from Operations

  Funds from operations attributable to common shares increased $33.2 million or 40.3% from $82.3 million for the first nine months of 1996 to $115.5 million for the same period in 1997. Funds from operations represent SCI's net earnings (computed in accordance with GAAP) before minority interest and before gains/losses on disposition of depreciated property, plus real estate depreciation and amortization and significant non-recurring items. SCI believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because along with cash flows from operating activities, financing activities, and investing activities, it provides a reader with an indication of the ability of SCI to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of SCI's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The funds from operations measure presented by SCI will not be comparable to similarly titled measures of other REITs which do not compute funds from operations in a manner consistent with SCI.

                       STATEMENT OF FUNDS FROM OPERATIONS
                                 (IN THOUSANDS)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
Net earnings/(loss) attributable to common shares............ $(15,578) $36,555
  Add (deduct):
    Depreciation and amortization, including share of
     unconsolidated subsidiaries.............................   59,447   43,187
    Minority interest........................................    2,763    2,499
    (Gain)/loss on disposition of depreciated real estate....   (6,529)      29
    Costs incurred in acquiring management companies from a
     related party...........................................   75,376      --
                                                              --------  -------
Funds from operations attributable to common shares.......... $115,479  $82,270
                                                              ========  =======

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  At a special meeting of SCI's common shareholders held on September 8, 1997, shareholders approved the Merger and Issuance Agreement which among other things provided for the acquisition of the businesses and operations of the Management Companies from Security Capital in exchange for 3,692,023 common shares. Of the shares present at the meeting, a total of 89,325,344 (98.5%) of the common shares voted in favor, 205,043 of the common shares voted against the transaction, 257,904 common shares abstained, and there were 874,289 non-votes.

  Additionally, shareholders approved an amendment to SCI's Restated Declaration of Trust exempting the Merger transactions from certain provisions which restricts transactions with affiliates. The common shares voted in favor of the proposal were 90,184,613 with 217,828 voted against the proposal, and 260,139 shares abstained.

  The final proposal approved by the shareholders at the special meeting was the 1997 Long-Term Incentive Plan. The shareholders approved the proposal with 83,994,045 common shares voted in favor, 5,505,341 common shares voted against the proposal, 288,905 common shares abstained, and there were 874,289 non-votes.

ITEM 5. OTHER INFORMATION

  On October 18, 1996, SCI's shelf registration statement was declared effective by the Securities and Exchange Commission ("SEC") regarding the offering from time to time of $678 million in one or more series of its debt securities, preferred shares of beneficial interest and common shares of beneficial interest. As of September 30, 1997, approximately $167.7 million in securities were available to be issued under SCI's shelf registration statement.

  On November 7, 1997, SCI filed an additional $600 million shelf registration statement with the SEC, which has yet to be declared effective by the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

 EXHIBITS DOCUMENT DESCRIPTION
 -------- --------------------
 12.1     Statement regarding Computation of Ratio of Earnings to Fixed Charges
 12.2     Statement regarding Computation of Ratio of Earnings to Combined
          Fixed Charges and Preferred Share Dividends
 15       Letter from Arthur Andersen LLP regarding unaudited financial information
 27       Financial Data Schedule

  (b) REPORTS ON FORM 8-K

           DATE                             ITEM REPORTED  FINANCIAL STATEMENTS
           ----                             -------------- --------------------
      July 11, 1997........................ Item 5, Item 7         No
      September 9, 1997.................... Item 7                 Yes

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

Date: November 13, 1997