Form 10-K
period 1997-12-31
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1998-03-17
CIK 899881

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM     TO    .

                        COMMISSION FILE NUMBER 1-12846

                       SECURITY CAPITAL INDUSTRIAL TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                       74-2604728
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                             14100 EAST 35TH PLACE
                            AURORA, COLORADO 80011
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (303) 375-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                     ON WHICH REGISTERED
                 -------------------                ----------------------------
   Common Shares of Beneficial Interest, par value     New York Stock Exchange
    $0.01 per share
   Series A Cumulative Redeemable Preferred Shares     New York Stock Exchange
    of Beneficial Interest, par value $0.01 per
    share
   Series B Cumulative Convertible Redeemable          New York Stock Exchange
    Preferred Shares of Beneficial Interest, par
    value $0.01 per share
   Preferred Share Purchase Rights                     New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

   None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing price of the registrant's shares on March 12, 1998, the aggregate market value of the voting shares held by non-affiliates of the registrant was $1,657,026,451.

  At March 12, 1998, there were outstanding approximately 117,388,358 common shares of beneficial interest of the registrant.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1998 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                             DESCRIPTION                              PAGE
 ----                             -----------                              ----
                                     PART I

  1.  Business...........................................................    1
      Security Capital Industrial Trust..................................    1
      SCI Growth and Operating Strategy..................................    3
      SCI International Operating System(TM).............................    3
      Investment Strategy................................................    7
      Customers..........................................................    9
      Leases.............................................................   11
      Property Management................................................   11
      Capital Markets....................................................   12
      SCI Management.....................................................   13
      Officers and Trustees of SCI.......................................   15
      Employees..........................................................   25
      Competition........................................................   26
      Environmental Matters..............................................   26
      Insurance Coverage.................................................   26
  2.  Properties.........................................................   26
      The Partnerships...................................................   41
      SCI Development Services...........................................   44
      Unconsolidated Subsidiaries........................................   44
  3.  Legal Proceedings..................................................   45
  4.  Submission of Matters to a Vote of Security Holders................   45

                                    PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................   46
      Dividend Reinvestment and Share Purchase Plan......................   48
  6.  Selected Financial Data............................................   49
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   50
      Overview...........................................................   50
      Results of Operations..............................................   52
      Environmental Matters..............................................   57
      Liquidity and Capital Resources....................................   57
      Funds from Operations..............................................   61
 7A.  Quantitative and Qualitative Disclosure About Market Risks.........   62
  8.  Financial Statements and Supplementary Data........................   62
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure Matters.......................................   62

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   63
 11.  Executive Compensation.............................................   63
 12.  Security Ownership of Certain Beneficial Owners and Management.....   63
 13.  Certain Relationships and Related Transactions.....................   63

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   63

                                    PART I

ITEM 1. BUSINESS

SECURITY CAPITAL INDUSTRIAL TRUST

  Security Capital Industrial Trust ("SCI") is the largest publicly held, U.S.-based global owner and operator of distribution properties based on equity market capitalization. SCI is an international operating company focused exclusively on meeting the distribution space needs of international, national, regional and local industrial real estate users through the SCI International Operating System(TM). SCI distinguishes itself from its competition by being the only entity that combines all of the following:

    1. An international operating strategy dedicated to providing services to the 1,000 largest users of distribution facilities worldwide;

    2. An organizational structure and service delivery system built around the customer--SCI believes its service approach is unique to the real estate industry as it combines international scope and expertise with strong local presence;

    3. A disciplined investment strategy based on proprietary research that identifies high growth markets with sustainable demand for SCI's distribution facilities;

    4. Over 275 professionals in 37 offices in the United States, Mexico and Europe which SCI believes comprise the deepest and most experienced management team in industrial real estate; and

    5. Over 2,500 customers globally.

  The cornerstone of SCI's operating strategy is the SCI International Operating System(TM) comprised of the Market Services Group, the Global Services Group and the Global Development Group that utilizes SCI's international network of corporate distribution facilities to meet customer expansion and reconfiguration needs globally.

  SCI engages in the acquisition, development, marketing, operation and long-term ownership of distribution facilities. SCI has the resources to provide a full array of financial, development and operating services, including: (i) expertise in market research, (ii) building and land acquisition and due diligence, (iii) master-planned distribution park design and building construction, (iv) marketing, asset and leasing management and (v) capital markets and financial operations.

  SCI deploys capital in markets with excellent long-term growth prospects and in markets where SCI can achieve a strong market position through the acquisition and development of flexible facilities for warehousing, distribution and light manufacturing uses. SCI expanded its operations into Mexico and Europe in the first half of 1997 to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With six target market cities identified in Mexico and 20 identified in Europe, SCI believes that there are significant growth opportunities internationally. SCI is building its organization in both Mexico and Europe as part of the SCI International Operating System(TM).

  SCI's highlights include:

  . As of January 31, 1998, SCI was servicing over 2,500 customers in the United States, Mexico and Europe, including 336 global customers of which 209 were multiple market customers, and refrigerated warehousing in which SCI has invested had over 975 customers in the United States and 4,750 customers in eight countries in Europe.

  . As of January 31, 1998, SCI's distribution portfolio contained 92.5 million square feet in 1,019 buildings and had an additional 9.3 million square feet under development in 63 buildings for a total of 101.8 million square feet in 1,082 buildings. The total aggregate cost of the
   101.8 million square feet (including properties under development at total budgeted cost) is $3.172 billion (an average of $31.16 per square foot).

  . As of January 31, 1998, SCI's stabilized portfolio of 86.6 million square feet was 96.35% leased (95.01% occupied), and the total operating portfolio of 92.5 million square feet, which includes 5.9 million pre-stabilized square feet, was 93.60% leased (91.48% occupied).

  . During 1997, a total of 28.1 million square feet of distribution space was leased in 1,017 transactions through the operation of the SCI International Operating System(TM). During 1997, rental rates on new and renewed leases on previously leased distribution space for the operating portfolio increased an average of 19.2%.

  . In 1997, SCI acquired 6.35 million square feet of distribution space in the United States and internationally for a total expected investment of $207.84 million in 28 transactions, for an average cost of $32.73 per square foot. In addition, during 1997, SCI invested $85.6 million in U.S.-based refrigerated warehousing totaling 78.6 million cubic feet either operating or under development, and in January 1998, invested in European refrigerated warehousing totaling 180 million cubic feet with a net cost of $395.0 million.

  . During 1997, SCI commenced development of 9.7 million square feet of distribution space in 31 target market cities in the United States, Mexico and Europe with a total expected investment of $370.3 million. Inventory building starts totaled 6.3 million square feet in 1997 and corporate distribution facility starts totaled 3.4 million square feet during 1997. In addition, as of January 31, 1998, SCI was in active negotiations for 6.3 million square feet of additional corporate distribution facility projects on a global basis. Since inception, SCI has completed developments totaling 26.0 million square feet (excluding dispositions of 1.6 million square feet), which were 86.93% leased and 89.50% leased or committed as of January 31, 1998.

  . As of January 31, 1998, SCI owned 1,634 acres of development land, and had fixed price options and rights of first refusal to acquire 505 acres and 36 acres, respectively, which in the aggregate will permit the development of approximately 37.2 million square feet of additional distribution space in 32 target market cities. Also, as of January 31, 1998, SCI had an additional 656 acres under letters of intent or contingent contracts, subject to the completion of due diligence, which, if acquired, will permit the development of approximately 12.0 million square feet of additional distribution space. Of the total acres owned or controlled through options, rights of first refusal, letters of intent or contingent contracts at January 31, 1998, 2,567 acres were in the United States, 231 acres were in Mexico, and 33 acres were in Europe.

  . During the third quarter of 1997, SCI became an internally managed REIT when it acquired the operations of Security Capital Industrial Incorporated (the "REIT Manager") and SCI Client Services Incorporated (the "Property Manager") owned by Security Capital Group Incorporated ("Security Capital") in exchange for 3,692,023 Common Shares of Beneficial Interest, par value $0.01 per share (the "Common Shares") (the "Merger"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Consummation of Merger Transaction."

  . Security Capital, SCI's largest shareholder, which owned approximately
    42.5% of SCI's Common Shares as of March 12, 1998, has provided common equity investment capital to SCI at the same times and on the same terms made available to public investors and other shareholders. On a fully diluted basis, Security Capital owned 36.8% of SCI's Common Shares as of March 12, 1998.

  . SCI's long-term debt as a percentage of long-term book capitalization
    (including accumulated depreciation) was 28.0% at December 31, 1997. At March 12, 1998, SCI had $275.0 million of borrowings outstanding under its $350 million unsecured line of credit facility and had $200.0 million due to NationsBank of Texas, N.A. ("NationsBank") on an unsecured bridge loan due March 31, 1998.

SCI GROWTH AND OPERATING STRATEGY

  Based on extensive research, SCI was formed in June 1991 to take advantage of two strategic opportunities: first, the opportunity to build a distribution and light manufacturing asset base at prices significantly below replacement cost and a land inventory at attractive prices; and second, to create, for the first time, a national operating company which would differentiate itself from its competition through its ability to address and service a corporate customer's distribution facility requirements on a national, regional and local basis. SCI expanded its operations into Mexico and Europe in the first half of 1997 to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With six target market cities identified in Mexico and 20 identified in Europe, SCI believes that there are significant growth opportunities internationally. SCI is building its organization in both Mexico and Europe as part of the SCI International Operating System(TM). Consistent with SCI's objective of expanding the services platform for its targeted customer base, in 1997 the SCI International Operating System(TM) expanded to serve the refrigerated warehousing needs of its customers where it is efficiently establishing an international refrigerated warehousing network, positioning SCI to become the global leader in this rapidly consolidating industry. SCI's objective is to achieve long-term sustainable growth in cash flow through (i) focusing its investments in markets with excellent long-term growth prospects and markets where SCI can achieve a strong market position through the acquisition and development of flexible facilities designed for warehousing, distribution and light manufacturing uses; (ii) the SCI International Operating System(TM) comprised of the Market Services Group, the Global Services Group and the Global Development Group as described below; and
(iii) ownership or control of a significant inventory of land to enable SCI to take advantage of market opportunities and accommodate expansion or corporate distribution facility requirements of customers through development of new facilities.

  SCI's operating strategy is to achieve significant market presence in each target market city and selected submarkets of those cities through acquisitions and master-planned distribution park development. SCI defines market presence not only in terms of square feet of buildings and acres of development land owned, but also by the extent of SCI's relationships with customers having current and expected future distribution space needs in such markets. SCI's growth and operating strategy is designed not only to meet the needs of today's distribution space users, which means providing functional, cost-effective facilities and a comprehensive level of service, but also to shape the future trends of the industry through innovation, service and product leadership consistent with SCI's long-term investment horizon.

SCI INTERNATIONAL OPERATING SYSTEM(TM)

  The SCI International Operating System(TM) is designed to provide substantial benefits to existing and prospective SCI customers, including:

  Relocation Capability. User requirements can change frequently. SCI's presence in 37 U.S. target markets and seven of its 26 targeted international markets for distribution space permits SCI to accommodate the needs of its customers by moving an existing customer within a market or between markets both nationally and globally.

  Expansion Capability. SCI, through its development program, land inventory and existing facilities, works with existing and prospective customers who have expansion requirements to meet their growing business needs. Expansion may result in relocating a customer to larger SCI spaces in a given market or in developing a corporate distribution facility for such customer.

  Centrally Coordinated Program. SCI provides a single point of contact for multi-location global users of distribution facilities through Global Services Group professionals who are charged with building long-term customer relationships and ensuring that all SCI services and products are consistent in quality. SCI's experience to date suggests that many major corporate customers prefer working with one firm to meet their distribution facility requirements.

  Corporate Distribution Facilities Services. SCI's team of development professionals are focused on building facilities that meet SCI customers' needs and that incorporate the latest technology with respect to building design and building systems. SCI has developed consistent standards and procedures that it strictly adheres to in the development of all of its facilities throughout the United States and internationally.

  The SCI International Operating System(TM) provides an exceptional level of customer service including development on an international, national, regional and local basis through its 210 professionals, and is a key component of SCI's growth and operating strategy. The SCI International Operating System(TM) is comprised of the three groups described below: the Market Services Group, the Global Services Group and the Global Development Group.

  Market Services Group. This group is comprised of 25 market officers ("Market Officers"), a managing director in Europe, four regional directors and 120 property management and leasing professionals. Market Officers have extensive experience (with an average of over 14 years) in marketing distribution space and are responsible for understanding the needs of existing and prospective customers in their respective markets. To meet such needs, Market Officers utilize their extensive knowledge of local market conditions, including the cost and availability of alternative space, and are supported by their team of property management and leasing professionals. Additionally, Market Officers have access to information regarding existing SCI customers who are expanding or relocating to various markets. A key role of the Market Officers is assisting the Global Services Group in identifying SCI customers with international or national, multi-market requirements. SCI believes that the Market Officers' access to national and international SCI resources provides significant stature and profile and improves their ability to serve customers in the local market.

  On a regular basis, each Market Officer communicates with senior management for guidance on lease terms, as well as for international, national and local marketing assistance, and is able to take advantage of SCI's fully integrated international development and service capabilities. Market Officers do not develop projects or borrow or commit capital; they focus strictly on creating and maintaining relationships with distribution space users and industrial brokers, marketing SCI's products and identifying potential corporate distribution facilities services, acquisition and leasing opportunities in their target market cities.

  Global Services Group. The Global Services Group, comprised of 10 professionals, is dedicated to providing service to the largest 1,000 users of distribution space and is focused on making SCI the preferred provider of distribution space to these companies. The Global Services Group is headquartered in Denver and Amsterdam and has regional offices in Atlanta, Chicago, Houston, the Los Angeles metropolitan area and the New York City metropolitan area. A key function of this group is identifying companies whose reconfiguration and expansion of their distribution networks will create multi-market and/or corporate distribution facilities services opportunities and coordinating SCI services to those companies with the respective Market Officers and the Global Development Group. Global Services Group professionals build long-term relationships with SCI international and national customers and provide a single point of contact to simplify and streamline the execution of such customers' international and national distribution space plans. An ancillary benefit is research insight into international and national distribution and logistics trends gained through continuous interaction with Global Services Group clients.

  Global Development Group. The Global Development Group, comprised of 50 professionals, focuses substantial research and development efforts on creating industry-leading master-planned distribution parks and buildings. Its members have extensive experience in development and construction of these facilities.

  The Global Development Group is comprised principally of architects, engineers and construction professionals who oversee every aspect of the land planning and building design processes. This group also monitors the construction process and oversees the performance of third-party general contractors. The group's corporate distribution facility specialists and project managers (with an average experience level of over 16 years) operate regionally to better serve their markets. The project managers supervise each project with continual oversight from SCI headquarters, pursuant to uniform standards, procedures and specifications which have been carefully designed to achieve consistent quality.

  SCI believes the depth and breadth of the Global Development Group enhance the effectiveness of the Global Services Group and give the Market Officers a distinct competitive advantage for development and corporate distribution facilities services opportunities in their respective markets.

  The SCI International Operating System(TM) with its customer focus and service level, single point of contact and distribution solutions on a global basis, offers significant potential in building relationships, as well as additional business, with its global customers in a rapidly consolidating industry.

 FOCUS ON RESEARCH-BASED GROWTH-ORIENTED MARKETS AND CUSTOMER DRIVEN EXPANSION

  Based on its proprietary research, SCI focuses on selected distribution markets in the United States, Mexico and Europe where supply and demand factors permit high occupancies at increasing rental rates. Management believes the research indicates that demand for distribution and light manufacturing space in SCI's target markets should be stable to strong in the near to medium term which should have a positive effect on leasing rates and cash flow growth. SCI believes that the primary factors influencing future supply and demand for distribution real estate in SCI's target market cities will be continued job and population growth, related regional and local company growth, reconfiguration of distribution networks, and quality and cost of labor. In addition, SCI believes that the short construction cycles targeted for SCI's distribution facilities, fragmented ownership and undercapitalization of local developers also contribute to the attractive supply and demand fundamentals in SCI's target markets.

  SCI focuses on three types of distribution investment markets: export/import growth markets, low cost manufacturing markets and growth distribution markets. As a result of customer demand, SCI expanded its operations into Mexico and Europe in the first half of 1997 to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. SCI believes that the investment opportunities in Mexico and Europe provide significant growth opportunities for SCI as it expands its service platform.

  Additionally, during 1997, SCI expanded into refrigerated warehousing through an unconsolidated subsidiary's investment in CS Integrated LLC ("CSI"). As of December 31, 1997, SCI's unconsolidated subsidiary owned 77% of CSI which operated or had under development 78.6 million cubic feet of refrigerated warehousing facilities in the United States, and SCI's investment in and advances to its unconsolidated subsidiary totaled $85.6 million. In January 1998, an unconsolidated subsidiary of SCI acquired Frigoscandia AB ("Frigoscandia"), for a net cost of $395 million. SCI believes that Frigoscandia is Europe's largest owner of refrigerated warehousing facilities with 90 facilities in eight European countries totalling over 180 million cubic feet and over 4,750 customers. SCI believes that the capital-intensive nature of refrigerated warehousing creates significant barriers to entry, limiting new competitors. As a result of SCI's ongoing research into key logistics trends, SCI believes that refrigerated warehousing represents an important investment opportunity which should create significant shareholder value. See "Item 2. Properties--Unconsolidated Subsidiaries."

  Export/Import Growth Markets. The dollar volume of U.S. exports increased from $250.2 billion in 1987 to $678.3 billion in 1997, an increase of 171.1%, as reported by the U.S. Census Bureau, Foreign Trade Division. The dollar volume of U.S. imports increased from $477.4 billion in 1989 to $877.3 billion for 1997, as reported by the U.S. Census Bureau, Foreign Trade Division.

  SCI intends to capitalize on this trend by targeting key ports (air, sea and land) which are well positioned to benefit from continued combined growth in trade with the Pacific Rim, Mexico and Europe. The total dollar volume of exports from the United States to these three international trade areas grew by approximately $142.2 billion between December 31, 1987 and December 31, 1997, as reported by the U.S. Census Bureau, Foreign Trade Division. In line with SCI's strategy to target key ports, SCI entered both the Rotterdam and Amsterdam markets during 1997. Rotterdam is the largest port in the world and, in addition to its ability to accommodate all sizes of ocean-going vessels, its success is linked to its comprehensive infrastructure that facilitates distribution throughout Europe by air, rail, truck and waterways. Schiphol Airport in Amsterdam is the thirteenth largest airport in the world based on passenger and cargo volume. SCI believes that the growth in exports and imports represents favorable growth prospects for related distribution space.

  Low Cost Manufacturing Markets. SCI has targeted markets that possess long-term cost and quality of labor advantages for domestic and foreign manufacturers. One important influence on SCI's target market cities in Mexico and on those with close proximity to Mexico is the impact of the maquiladora (U.S./Mexico twin plant) program, which encourages companies to manufacture and assemble products close to the Mexican border. After paying a nominal value added tax, companies participating in this program ship finished products into the United States or to foreign countries for distribution or further processing. Export and import trade between the United States and Mexico exceeded $71.3 billion for the twelve month period ended December 31, 1997, as reported by the U.S. Census Bureau, and should continue to be positively affected by the North American Free Trade Agreement. Mexico ranked as the second largest trading partner with the United States for the twelve-month period ended December 31, 1997. SCI believes that the prospects for low cost manufacturing growth in these target markets are excellent.

  Growth Distribution Markets. The distribution markets that SCI targets must have access to transportation networks, including interstate highways, rail service, air cargo, intermodal facilities and/or port terminals. They must also offer cost advantages in terms of transportation rates, rental costs and state income and inventory taxes. Finally, there must be strong overnight truck delivery area demographics within a 500-mile radius. Examples of these markets include Amsterdam and Rotterdam in Europe, and Seattle, Dallas, Columbus and Indianapolis in the United States.

 MARKET PRESENCE

  In each target market city for which SCI has not yet achieved critical mass (or in selected submarkets in large distribution markets such as Dallas and Atlanta), SCI intends to become one of the major distribution space owners and operators within a four to seven year period. SCI believes that significant market presence will provide the following benefits:

  Value Enhancement. The significant local owners and developers in a given market can usually generate above-market performance as measured by lease rates and occupancy because of their ability to reduce turnover through meeting their customers' needs to either expand or contract, by relocating them within existing inventory of distribution space or by developing new facilities. SCI believes that providing this flexibility permits it to realize higher effective lease rates and lower levels of ongoing tenant improvement investment. Effective implementation of this strategy requires a critical mass of customers and space and ongoing communication between customers and the Market Officers. SCI believes it has achieved this critical mass in the following 27 target markets in the United States: Atlanta, Austin, Birmingham, Charlotte, Chattanooga, Cincinnati, Columbus, Dallas/Fort Worth, Denver, East Bay Area (San Francisco), El Paso, Houston, Indianapolis, Kansas City, Las Vegas, Memphis, Nashville, Oklahoma City, Orlando, Phoenix, Portland, Reno, Salt Lake City, San Antonio, South Bay Area (San Francisco), Tampa and Washington, D.C./Baltimore.

  Maximum Market Exposure. Size and market presence provides visibility and access to and knowledge of potential leasing and corporate distribution facilities services transactions. The industrial brokerage community and corporate users are often motivated to develop a relationship with the significant owners and developers in a particular market in order to achieve their respective business objectives. The opportunity to compete for the majority of customers' space requirements in each target submarket is a crucial factor in achieving SCI's operating objectives.

INVESTMENT STRATEGY

  SCI's investment strategy is to build an international distribution network in its target markets at prices significantly below replacement cost and to build an inventory of land at attractive prices to support its corporate distribution facilities services and master-planned distribution park development programs. SCI's investment activities focus on developing and acquiring distribution facilities with prospects for long-term cash flow growth.

 INVESTMENT ANALYSIS

  Prospective investments are analyzed pursuant to several underwriting criteria, including purchase price, replacement cost, competition and other market factors, and prospects for long-term growth in cash flow. SCI's development or acquisition decision is based upon the expected contribution of the property to long-term cash flow growth. The expected cash flow contribution is based on an estimate of lease revenues assuming a stabilized vacancy factor which is generally 7%, less expenses not reimbursable by customers incurred in operating the property. Future estimates of residual value and, generally, the effects of debt financing are not considered in the calculation.

  For distribution facilities which SCI has acquired, stabilized operations generally have been achieved six to 12 months after acquisition. The underwriting criteria for development projects allow 12 months from shell completion for achievement of stabilization; however, on average stabilization has been achieved in less than 12 months. In 1997, for all development projects that reached stabilization, the average time from shell completion to stabilization was 7.1 months. "Stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing overall occupancies on acquired and developed properties during their initial months of operations resulting in an occupancy rate of 95.01% for stabilized properties owned as of January 31, 1998.

  The economic contribution of properties cannot be predicted with certainty, and no assurance can be given that acquired or developed properties will contribute to increased cash flow, or that acquisitions and developments will be available on favorable terms in the future.

 INVESTMENT IN GENERIC DISTRIBUTION FACILITIES

  SCI has a strong preference toward facilities which are generic, meaning not highly specialized, and therefore appealing to a broad base of potential customers and easily modified for use by different customers at reasonable costs. SCI believes generic distribution space will generate superior cash flow with low on-going capital needs. In addition, SCI believes it has developed an industry-leading product design. This product incorporates design guidelines and construction standards that make usage more convenient for the customers and also minimizes ongoing maintenance requirements and costs. Over the long term, SCI expects these characteristics to enhance cash flow.

  Development of Master-Planned Distribution Parks. SCI's development activities concentrate on the development of industry-leading, master-planned, full-service distribution parks in target markets that demonstrate both strong demographic growth and excellent industrial real estate fundamentals, and in which SCI can achieve a significant market presence. SCI also develops facilities for major corporations and strong regional companies within the distribution parks, and occasionally on a stand-alone basis, that are designed as generic distribution buildings. The 50 professionals comprising the Global Development Group focus on creating industry-leading, master-planned distribution parks. These professionals have extensive experience in development and construction of such facilities.

  SCI is taking advantage of opportunities to purchase land at or below market prices in order to provide a land inventory to meet the expansion and relocation needs of SCI's existing customer base and to further penetrate its target markets. At January 31, 1998, SCI owned 1,634 acres of development land, and had fixed price options and rights of first refusal to acquire 505 acres and 36 acres, respectively, which in the aggregate will permit the development of approximately 37.2 million square feet of additional distribution space in 32 target market cities. Also, as of January 31, 1998, SCI had an additional 656 acres under letters of intent or contingent contracts, subject to the completion of due diligence, which, if acquired, will permit the development of approximately 12 million square feet of additional distribution space. Master-planned park development is a key component of SCI's objective of achieving long-term sustainable growth in cash flow.

  SCI's parks provide extensive customer services and typically range in size from 25 to 150 acres in order to create strong identity and to permit economies of scale with respect to providing customer services. SCI's master-planned distribution parks include controls, covenants and regulations intended to maintain and enhance the long-term desirability of the parks and thereby attract and retain high quality distribution and light manufacturing customers. Each park's service personnel coordinate a variety of services such as snow removal, customer move-ins, landscaping maintenance and air conditioning repairs.

  Inventory Building Program. In SCI's master-planned distribution parks, SCI commences development of an inventory building when it perceives an emerging demand in a specific submarket from both existing SCI customers who are expanding and potential new customers whose leases for their current space are approaching expiration. By having an appropriate supply of distribution space, SCI can meet the expansion needs of existing customers and can accommodate new customers. From inception through January 31, 1998, SCI completed or commenced development of 24.0 million square feet of inventory buildings with a total expected investment of $858.8 million, including 200,000 square feet disposed of to date, in 33 target market cities in the United States, Europe and Mexico.

  Corporate Distribution Facilities Services. Building facilities for customers enhances SCI's ability to meet customers' needs. SCI's corporate distribution facility program is targeted to distribution customers whose facility requirements are generic, not special purpose, so as to facilitate the property's future marketability and functionality. From inception through January 31, 1998, SCI completed or commenced development of corporate distribution facilities totaling 11.6 million square feet with a total expected investment of $410.8 million, including 1.4 million square feet that have been disposed of through January 1998. In addition, as of January 31, 1998, SCI was in active negotiations for 6.3 million square feet of additional corporate distribution facility projects globally.

  Acquisition of Distribution Space. SCI's acquisition activities focus on distribution space because of the expected predictability and stability of the cash flow from such facilities. Distribution space provides more predictable cash flow because it requires minimal levels of capital investment in specialized tenant improvements. Additionally, the initial investment in tenant improvements can often be utilized by subsequent customers without major renovation or alteration. In general, only cosmetic repair and replacement is required to re-tenant vacant spaces.

  The Acquisitions and Due Diligence Group, comprised of 19 professionals, is responsible for property and land acquisitions and related due diligence globally. SCI's strategy for distribution space acquisitions has three principal components.

  The first component is market coverage. In addition to the professionals in the Acquisitions and Due Diligence Group, the 25 local Market Officers also assist in identifying opportunities in their respective markets. This staffing commitment permits in-depth acquisitions coverage of SCI's target markets and thorough due diligence conducted in accordance with uniform procedures.

  The second component is the attainment of critical mass within each target market through acquisitions of distribution space and customers in targeted submarkets and then opportunistically adding additional assets as attractive opportunities arise. SCI believes it has achieved critical mass in 27 target market cities in the United States as of January 31, 1998.

  The third component of SCI's acquisition strategy is the concentration on transactions under $5 million. SCI's commitment to identifying and completing multiple transactions under $5 million results in reduced competition from institutional buyers due to their size or occupancy level. The local presence of the Market Services Group also enables the Acquisitions and Due Diligence Group to pursue under-leased properties which can benefit from intensive local management and marketing. Between January 1, 1993 and December 31, 1997, SCI completed 150 acquisitions of $5 million or less.

 PRODUCT CLASSIFICATION

  The industrial real estate on which SCI focuses is typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. SCI divides industrial properties into two categories: distribution (which can also accommodate light manufacturing and assembly customers) and service center. SCI's objective is to focus its acquisition and distribution park development activities primarily on generic distribution facilities with an average office finish level of less than 10%. Due to typically increased costs of retrofitting customer spaces, service center product will be acquired only on a very limited basis as part of portfolio acquisitions in which the majority of product being acquired is bulk distribution. As of January 31, 1998, the buildings in SCI's operating portfolio of 92.5 million square feet contained 9.9% office finish.

  Distribution. SCI's distribution space is adaptable for both distribution and light manufacturing or assembly uses. SCI's operating portfolio included 98.9% of such product at January 31, 1998 based on square feet. The following characteristics generally define the distribution facilities which SCI owns and intends to acquire or develop in the future:

                                      TYPICAL                    RANGE
                                      -------                    -----
     Clear Height............      22 ft.-24 ft.             18 ft.-30 ft.
     Building Depth..........     180 ft.-240 ft.           140 ft.-300 ft.
     Loading.................           Dock            Dock or Dock and Grade
     Parking Ratio........... 0.9 spaces/1,000 sq. ft. 0.5 spaces/1,000 sq. ft.-
                                                       2.0 spaces/1,000 sq. ft.
     Average Square Footage
      Per
      Customer...............      28,687 sq. ft.        4,500-200,000 sq. ft.
     Site Coverage...........           45%                     30-50%

  Service Center. Under SCI's definition, service centers are multi-customer buildings that have a higher percentage of office space than distribution properties and only have grade-level loading as opposed to truck dock loading. Service center product constituted 1.1% of the square feet in SCI's operating portfolio as of January 31, 1998.

CUSTOMERS

 CUSTOMER BASE OBJECTIVE

  SCI's objective is to develop a customer base in each target market city which is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users who have potential for growth in demand for space.

  SCI had over 2,500 customers (2,944 customer leases) in 84.5 million square feet of occupied space and 336 global customers of which 209 were multiple market customers at January 31, 1998. Certain square footage characteristics of these leases, representing a mix of local, regional and global customers, are summarized as follows:

                                                           NUMBER   PERCENTAGE
                                                             OF      OF TOTAL
                     SQUARE FOOTAGE LEASED                 LEASES SQUARE FOOTAGE
                     ---------------------                 ------ --------------
     0--10,000............................................ 1,107        6.90%
     10,001--25,000.......................................   903       17.70
     25,001--50,000.......................................   499       20.86
     50,001--100,000......................................   280       23.66
     100,001 and above....................................   155       30.88
                                                           -----      ------
     Total................................................ 2,944      100.00%
                                                           =====      ======

  SCI believes that having a large number of customers with generic space requirements in each submarket will provide the opportunity to maximize cash flow through intensively managing its customer base. At the same time, exposure to overall occupancy declines is reduced by achieving a broad spectrum of customers in each submarket. SCI's largest customer accounted for less than 1.0% of SCI's 1997 rental income (on an annualized basis), and the annualized base rent for SCI's 20 largest customers accounted for less than 12.4% of SCI's 1997 rental income (on an annualized basis).

  As of January 31, 1998, SCI's 336 global customers leased 38.8% of SCI's operating distribution space portfolio of 92.5 million square feet, as compared to 299 global customers that leased 35.6% of SCI's operating distribution space portfolio of 81.6 million square feet at January 31, 1997.

 DIVERSIFIED CUSTOMER LEASE EXPIRATIONS AND RENEWALS

  Between January 31, 1998 and December 31, 1998, leases representing approximately 18.7% of the leased square feet in SCI's portfolio will expire, creating opportunities for SCI to increase rents upon renewal or replacement of those leases. The following table shows for SCI's properties as of January 31, 1998: (i) the aggregate number of leases expiring, (ii) the square footage subject to such leases, (iii) the percentage of total square footage represented by such leases, (iv) the annual base rentals represented by such leases and (v) the percentage of annual base rentals represented by such leases:

                           NUMBER      SQUARE      PERCENTAGE OF    ANNUAL     PERCENTAGE OF
                          OF LEASES   FOOTAGE      TOTAL SQUARE   BASE RENT     ANNUAL BASE
                         EXPIRING(1)  EXPIRING        FOOTAGE     EXPIRING(2) RENT EXPIRING(2)
                         ----------- ----------    ------------- ------------ ---------------
1998....................      734    15,760,647(3)     18.66%    $ 54,090,612      16.38%
1999....................      672    14,878,338        17.62       53,277,156      16.14
2000....................      630    15,215,262        18.02       58,740,180      17.79
2001....................      344    10,794,076        12.78       44,555,268      13.50
2002....................      356    13,055,779        15.46       53,883,048      16.32
2003....................       55     4,199,545         4.97       16,772,424       5.08
2004....................       42     2,155,828         2.55        8,641,224       2.62
2005....................       33     1,905,189         2.26        8,842,380       2.68
2006....................       31     2,669,764         3.16       11,875,908       3.60
2007....................       38     2,885,908         3.42       14,286,618       4.33
Thereafter..............        9       934,045         1.10        5,136,636       1.56
                            -----    ----------       ------     ------------     ------
    Total...............    2,944    84,454,381       100.00%    $330,101,454     100.00%
                            =====    ==========       ======     ============     ======

--------
(1) Assumes customers do not exercise renewal options.
(2) Excludes all expenses and common area maintenance charges paid or reimbursable by customers.
(3) Includes 1,186,994 square feet of space leased on a month-to-month basis as of January 31, 1998.

 CUSTOMER OCCUPANCY

  The following table shows the number of operating properties owned by SCI on each date reflected, the total square footage of such properties and the historical percentage physical occupancy of such properties on such date. As previously indicated, SCI commenced operations in June 1991, and acquired operating properties from unaffiliated third parties.

                                                                 STABILIZED
                                  OPERATING PORTFOLIO          PORTFOLIO (1)
                            ------------------------------- --------------------
                            NUMBER OF    SQUARE               SQUARE
                            PROPERTIES  FOOTAGE   OCCUPANCY  FOOTAGE   OCCUPANCY
                            ---------- ---------- --------- ---------- ---------
December 31, 1997(2).......   1,005    90,842,484   92.02%  85,111,069   95.45%
December 31, 1996..........     942    80,556,110   91.21%  71,106,728   96.27%
December 31, 1995..........     751    58,493,330   93.48%  49,296,615   96.74%
December 31, 1994..........     526    39,053,995   92.40%  32,409,549   98.36%
December 31, 1993..........     164    11,393,881   91.22%   8,385,646   99.90%
December 31, 1992..........      17     1,911,204   91.18%   1,649,195  100.00%
December 31, 1991..........       3       406,000  100.00%     406,000  100.00%

--------
(1)  See definition of Stabilized in "--Investment Strategy--Investment
     Analysis."
(2) Operating properties at December 31, 1997 include recently completed development properties in initial lease-up (2.9 million square feet completed in the fourth quarter of 1997) which impacts the overall occupancy percentage at December 31, 1997.

  Based on information compiled by the CB Commercial Property Information Management System, occupancy rates for industrial properties that can accommodate a customer requiring 100,000 or more square feet in major U.S. cities were relatively stable from 1992 through the end of 1997. Properties covered include both vacant and occupied available space in existing and under-construction buildings within six months of completion. SCI has not independently verified this information.

LEASES

  Net leases, modified gross leases and gross leases as of December 31, 1997 represented 55.85%, 41.54% and 2.61%, respectively, of the total square footage under lease by SCI's customers. Under net leases, real estate taxes, insurance costs and operating expenses are passed through to customers. Under modified gross leases, real estate taxes and insurance costs in excess of specified amounts and operating expenses are passed through to customers. Under gross leases, the landlord pays all real estate taxes, insurance costs and operating expenses.

PROPERTY MANAGEMENT

  SCI provides active and effective local management in order to increase cash flow and to enhance the long-term economic performance of its properties. In order to provide a higher level of service to its customers, SCI initiated direct property management services in January 1994 through the Property Manager, an affiliate of Security Capital, that provided property management services exclusively for SCI properties. Effective September 9, 1997, SCI acquired the Property Manager (see "--SCI Management" below) and merged it into a subsidiary of SCI. SCI's property management group seeks to provide exceptional customer service and attention to customer needs. The group develops and implements proprietary operating, recruiting and training systems to achieve consistent levels of performance and professionalism in all target market cities it manages. This group has substantially improved the occupancy and rental income for under-leased properties acquired by SCI.

  As of January 31, 1998, SCI's property management group provided services in 37 target market cities in the United States, Mexico, and Europe and was actively managing 90.0 million square feet (97.28%) of SCI's operating portfolio of 92.5 million square feet.

CAPITAL MARKETS

  SCI believes that a successful REIT must have the ability to access the equity and debt markets efficiently and expeditiously. SCI's capital markets ability permits it to capitalize on the acquisition and development opportunities which it believes exist in its target market cities. In order to more efficiently raise capital and enhance relationships with major institutional sources of capital, SCI utilizes Security Capital Markets Group Incorporated ("Capital Markets Group"), a registered broker-dealer subsidiary of Security Capital. Capital Markets Group has assisted in or arranged securities offerings for SCI, including:

  . In August 1992, SCI received a commitment for a $40 million investment from Security Capital at a price of $10.00 per Common Share;

  . In March 1993, SCI received commitments for $200.0 million of net proceeds, at a commission cost of less than 0.01% (paid to an unaffiliated third party), from a private offering of Common Shares to shareholders and institutions at a price of $11.00 per share;

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

  . On February 4, 1997, SCI raised $99.1 million of net proceeds from an underwritten public offering of fully amortizing, medium-term unsecured debt securities under its medium-term note program established in November 1996;

  . On February 7, 1997, SCI raised $80.4 million of net proceeds from an underwritten public offering of Common Shares, with an average commission cost of 5.25%;

  . On July 11, 1997, SCI raised $98.7 million of net proceeds from an underwritten public offering of long-term senior unsecured notes due 2017;

  . On August 6, 1997, in connection with the consummation of the Merger, SCI commenced a rights offering to sell 4,970,352 Common Shares at $21.00 per share. On September 9, 1997, SCI offered an additional 994,070 Common Shares at $21.00 per share to third party subscribers of the rights offering. Net proceeds from these offerings totaled $124.9 million; and

  . On December 22, 1997, SCI raised net proceeds of $200.0 million from a private placement of 8,416,667 Common Shares at a price of $24.00 per share. SCI paid Capital Markets Group $2.0 million for their services in connection with the offering.

  . On March 12, 1998, SCI commenced an underwritten public offering of 3,750,000 Common Shares with net proceeds to SCI of $24.045 per share. The offering provides for a 30-day over-allotment option of up to 562,500 Common Shares. Net proceeds to SCI would be $90.2 million or up to $103.7 million if the over-allotment option is exercised in full. The offering is expected to close on March 18, 1998.

  SCI is contemplating making an offering (the "Contemplated Preferred Share Offering") of approximately $125 million of preferred shares having terms substantially similar to SCI's Series C Preferred Shares. There can be no assurances, however, that the Contemplated Preferred Share Offering will be consummated on these terms.

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank as agent for a bank group. Borrowings bear interest at SCI's option, at either an annual rate equal to the lesser of (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus .95%, based upon SCI's current senior debt ratings. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1999 and may be extended for an additional year with the approval of NationsBank and the other participating lenders; if not extended, at SCI's election, the line will either (a) convert to a three year term note, or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to
1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.75 to 1. As of December 31, 1997, SCI was in compliance with all covenants contained in the line of credit, and as of March 12, 1998, $275.0 of borrowings were outstanding on the line of credit. On October 1, 1997, SCI extended its $15.0 million short-term discretionary unsecured line of credit with NationsBank through October 1, 1998 and increased the amount to $25.0 million. The rate of interest and the maturity date of each advance will be determined by agreement between SCI and NationsBank at the time of each advance. There were no borrowings outstanding on this credit line as of March 12, 1998. Additionally, on January 16, 1998, SCI borrowed $200.0 million from NationsBank in the form of an unsecured bridge loan due March 31, 1998.

SCI MANAGEMENT

  SCI's success depends upon management's ability to provide strategic and day-to-day management, research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, asset disposition, management information systems support and legal and accounting services. The majority of these services are provided internally by SCI's management, while certain other services are provided by Security Capital pursuant to an administrative services agreement ("Administrative Services Agreement") as discussed below under "--Administrative Services Agreement."

  Internalization of Management and Consummation of Merger Transaction. During the third quarter of 1997, SCI became an internally managed REIT when it acquired the operations of the REIT Manager and the

Property Manager owned by Security Capital in exchange for 3,692,023 SCI Common Shares (the "Merger). Following the Merger, SCI became an internally managed REIT and personnel employed by the REIT Manager and the Property Manager became employees of Security Capital Industrial Management Incorporated, a wholly owned subsidiary of SCI ("Security Capital Industrial Management"). SCI believes the internalization of management will have a positive impact on earnings growth as the company continues to grow. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Consummation of Merger Transaction."

  Administrative Services Agreement. Upon closing of the Merger, SCI entered into the Administrative Services Agreement with Security Capital for services which include, but are not limited to, payroll and human resources, cash management, accounts payable, MIS support and other computer services, research, investor relations and insurance, legal and tax administration. These services are provided in exchange for a fee equal to Security Capital's direct cost of providing the service plus an overhead factor of 20%, subject to a maximum of approximately $2.0 million during 1997 and $5.1 million for 1998. In 1997, $1.1 million was paid to Security Capital under the Administrative Services Agreement. The Administrative Services Agreement, which expires on December 31, 1998, provides for automatic renewals of consecutive one-year terms, subject to approval by a majority of the independent Trustees.

  SCI believes that the quality of management should be assessed in light of the following factors:

  Management Depth. SCI believes that management should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the REIT. See "--Officers and Trustees of SCI."

  Strategic Vision. SCI believes that management should have the strategic vision to determine an investment focus which provides favorable initial yields and long-term growth prospects. SCI's management has demonstrated its strategic vision by focusing on building an international distribution network at prices below replacement cost and a land inventory at attractive prices. SCI also focuses on selected distribution markets where demographic and supply factors have permitted high occupancies at increasing rents, conditions which are consistent with the long-term demographic forecast for SCI's target market cities. In addition, SCI differentiated itself from its competition through the SCI International Operating System(TM), as the first international operating company that was able to address and service a corporate customer's distribution space requirements on an international, national, regional and local basis. See "--SCI Growth and Operating Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Research Capability. SCI believes that management should have the means for researching markets to determine appropriate investment opportunities. SCI divides its target market cities into numerous submarkets for analysis purposes. As part of the Administrative Services Agreement, Security Capital Real Estate Research Group Incorporated ("RERG"), an affiliate of Security Capital, devotes substantial time to research, on a submarket-by-submarket basis, under the supervision of the Managing Directors of SCI; hence, RERG supplements SCI's strategic focus and investment program.

  Investment Committee Process. SCI believes that internal investment committees should provide discipline and guidance to the investment activities of the REIT in order to achieve its investment goals. The eleven members of SCI's investment committee have a combined 164 years of experience in the real estate industry. See "--Officers and Trustees of SCI." The internal investment committee receives detailed written analyses and research, in a standardized format, from SCI's acquisition personnel and evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the investment committee of the Board. The quality of the investment committee process is evident from the ability of SCI to achieve its investment goals. From inception through December 31, 1997, SCI has generally realized its projected initial returns and growth from distribution property investments.

  Acquisitions Capability/Due Diligence Process. SCI believes that management should include experienced senior personnel dedicated to acquiring investments and performing intelligent and thorough due diligence. SCI employs 19 full time acquisition and due diligence professionals and has developed uniform systems and procedures for due diligence. As described under "--Investment Strategy--Investment in Generic Distribution Product," SCI's acquisition and due diligence group has screened and selected a large volume of successful investments.

  Development Capability. SCI believes that by internally developing projects, management can capture for the REIT the value which normally escapes through sales premiums paid to successful developers. SCI's 50 development professionals have substantial development experience, as described in "-- Officers and Trustees of SCI." SCI has engaged in substantial development of distribution space at attractive yields and believes that development will provide growth when the market for acquisitions becomes less favorable. From inception through January 31, 1998, SCI has commenced or completed development of 35.6 million square feet of distribution space with a total expected investment of $1.270 billion, including 1.6 million square feet that has been disposed of through January 31, 1998. SCI has commenced development of 78 master-planned parks in 33 target market cities in the United States, Mexico and Europe. As of January 31, 1998, SCI owned 1,634 acres of additional land and had fixed price options and rights of first refusal to acquire 505 acres and 36 acres, respectively, which in the aggregate will permit the development of approximately 37.2 million square feet of additional distribution space in 32 target market cities. Also, as of January 31, 1998, SCI had an additional 656 acres under letters of intent or contingent contracts, subject to completion of due diligence, which will permit the development of approximately 12 million square feet of additional distribution space. See "-- Investment Strategy--Investment in Generic Distribution Product."

  Operating Capability. SCI believes that management can substantially improve Funds from Operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds from Operations," and see "Item 6. Selected Financial Data," by actively and effectively managing assets. SCI conceived of and developed the SCI International Operating System(TM) to effectively operate SCI's business and provide customers with an exceptional level of coordinated, comprehensive services, including property management. The management of SCI's distribution facilities is controlled and effectively administered through the SCI International Operating System(TM).

  Capital Markets Capability. SCI believes that management must be able to effectively raise equity and debt capital in order for SCI to achieve superior growth through investment. As set forth under "--Capital Markets", Capital Markets Group, a subsidiary of Security Capital, has successfully assisted in or arranged funding for SCI's investment program, including SCI's initial public offering in March 1994 after which SCI commenced trading on the NYSE. Following the acquisition of the REIT Manager in September 1997 as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Consummation of Merger Transaction," SCI has the capability in-house to raise debt and equity capital or may use the services of the Capital Markets Group for a fee to arrange such offerings as in the December 1997 private equity placement described under "--Capital Markets."

  Communications/Shareholder Relations Capability. SCI's success in capital markets and asset acquisition activities can be enhanced by management's ability to effectively communicate SCI's strategy and performance to investors, sellers of property and the financial media. SCI has full time personnel who prepare informational materials for and conduct periodic meetings with the investment community and analysts.

  SCI believes that successfully combining the foregoing attributes significantly enhances a REIT's ability to increase cash flow and its market valuation. SCI's cash flow from operating activities and market valuation have increased under the current administration.

OFFICERS AND TRUSTEES OF SCI

 Trustees and Senior Officers of SCI

  Members of SCI's investment committee are designated by an asterisk (*).

  *K. DANE BROOKSHER--59--Mr. Brooksher was elected as a Trustee in October of 1993 and as Co-Chairman and Chief Operating Officer of SCI in November 1993, and is Co-Chairman and Chief Operating

Officer and a Director of Security Capital Industrial Management since September 1997. Mr. Brooksher was Co-Chairman and Chief Operating Officer of the REIT Manager from January 1994 to September 1997, and a Director of the REIT Manager from November 1993 to September 1997. Prior thereto, Mr. Brooksher was Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick, independent public accountants, where he served on the Board of Directors and Management Committee and as International Development Partner for Belgium and the Netherlands. Mr. Brooksher's term as Trustee expires in 1999.

  *STEPHEN L. FEINBERG--53--Mr. Feinberg was elected as a Trustee in January 1993. Since 1970, he has been Chairman of the Board and Chief Executive Officer of Dorsar Investment Co., a diversified holding company with interests in real estate, manufacturing and venture capital. Mr. Feinberg is also a Director of Security Capital Preferred Growth, Continental Transmission Corporation (private investment company), Harvill Press Limited and Feinberg Foundation, Inc. He was formerly Chairman of the Board of St. John's College and a member of the Board of Visitors and Governors of St. John's College. He is a former director of Farrar, Strauss and Giroux, Inc. (private publishing company), Molecular Informatics, Inc., Border Steel Mills, Inc., Springer Building Materials Corporation, Circle K Corporation, EnerServ Products, Inc., and Texas Commerce Bank-First State. Mr. Feinberg's term as Trustee expires in 1999.

  DONALD P. JACOBS--70--Mr. Jacobs was elected as a Trustee in February 1996. Mr. Jacobs has been a member of the J. L. Kellogg Graduate School of Management of Northwestern University since 1957, and Dean since 1975. Mr. Jacobs is a member of the Board of Directors of Commonwealth Edison and its parent company, Unicom, First National Bank of Chicago, Hartmarx Corporation, Whitman Industries and Unocal Corporation. He was formerly Chairman of the Public Review Board of Andersen Worldwide. From 1990 to 1992, Mr. Jacobs was Chairman of the Advisory Committee of the Oversight Board of the Resolution Trust Corporation for the third region; from 1975 to 1979, Chairman of the Board of AMTRAK; from 1970 to 1971, Co-Staff Director of the Presidential Commission on Financial Structure and Regulation; from 1963 to 1964, Senior Economist for the Banking and Currency Committee of the U.S. House of Representatives. Mr. Jacobs' term as Trustee expires in 1998.

  JOHN T. KELLEY--57--Mr. Kelley has been an Advisory Trustee of SCI since January 1993. He is also a Trustee of Security Capital Pacific Trust ("PTR"), a REIT affiliated with Security Capital and Chairman of Pacific Retail Trust (ownership and development of infill retail properties in the southwestern United States). From 1987 to 1991, Mr. Kelley was Chairman of the Board of Kelley-Harris Company, Inc., El Paso, Texas (real estate investment company); from 1968 to 1987, he was Managing Director, LaSalle Partners Limited, Chicago, Illinois (corporate real estate services). Mr. Kelley is also a director of Security Capital Group and a former director of Tri State Media.

  *IRVING F. LYONS, III--48--Mr. Lyons was elected as a Trustee in March 1996 and as Co-Chairman and Chief Investment Officer of SCI in March 1997, and as a Director and Co-Chairman and Chief Investment Officer of Security Capital Industrial Management since September 1997. From December 1993 to March 1997, he was Managing Director of SCI; from December 1993 to September 1997, he was Managing Director of the REIT Manager and a Director of the REIT Manager from January 1994 to September 1997. Prior thereto, Mr. Lyons was the Managing Partner of King & Lyons (a San Francisco Bay Area industrial real estate development and management company) since its inception in 1979, where he was responsible for supervising development, asset management and day-to-day activities. Mr. Lyons has been involved in the development of over 3.5 million square feet of industrial space in the San Francisco Bay Area. Mr. Lyons' term as Trustee expires in 1998.

  *WILLIAM G. MYERS--70--Mr. Myers was elected as a Trustee in January 1995. He is also a Trustee of PTR, a REIT affiliated with Security Capital. Mr. Myers is Chief Executive Officer of Ojai Ranch and Investment Company, Inc., Santa Barbara, California, which he founded in 1963 (agri-business and other investments). Mr. Myers serves as a Director of S.E.E. International; the Library of Congress, James Madison Council; California Historical Society Foundation; and St. Joseph's Health & Retirement Foundation. He is also a Director of the Santa Barbara Botanic Garden, Chalone Wine Group and the Nature Conservancy. Mr. Myers' term as Trustee expires in 2000.

  JOHN E. ROBSON--67--Mr. Robson was appointed a Trustee as of April 1, 1994. Since October 1993, Mr. Robson has served as Senior Advisor of BancAmerica Robertson Stephens, a San Francisco-based investment banking company. From 1989 to 1992, Mr. Robson served as Deputy Secretary of the United States Treasury. From 1986 to 1989, Mr. Robson was Dean and Professor of Management, Emory University School of Business Administration. From 1977 to 1985, he served as President and Chief Executive Officer and as Executive Vice President of G.D. Searle & Co. (pharmaceutical and consumer products). Mr. Robson is currently a director of Calgene Inc. (agricultural products), Northrop Grumman Corporation (aerospace) and Monsanto Company. Mr. Robson's term as Trustee expires in 2000.

  *THOMAS G. WATTLES--46--Mr. Wattles was elected as a Trustee in January 1993; he was a Director of SCI's predecessor since its formation in June 1991 and has been Non-Executive Chairman since March 1997. He has been Non-Executive Chairman and a Director of Security Capital Industrial Management since September 1997. Mr. Wattles was Co-Chairman and Chief Investment Officer of SCI from November 1993 to March 1997, and Managing Director of SCI and the REIT Manager from January 1993 to November 1993. From November 1993 to September 1997, he was Co-Chairman and Chief Investment Officer of the REIT Manager, and a Director of the REIT Manager from June 1991 to September 1997. Mr. Wattles' term as Trustee expires in 1999.

  *WALTER C. RAKOWICH--40--Managing Director of SCI since December 1997 and Senior Vice President of Security Capital Industrial Management since September 1997, where he has responsibility for the Mid-Atlantic region. From November 1994 to December 1997, Mr. Rakowich was Senior Vice President of SCI; from November 1994 to September 1997, he was Senior Vice President of the REIT Manager and Vice President of the REIT Manager from July 1994 to November 1994; from October 1993 to June 1994, a consultant to SCI in the area of due diligence and acquisitions. Prior thereto, from 1985 to September 1993, Mr. Rakowich was with Trammell Crow Company, where he was involved in the acquisition, development, financing, marketing, management and disposition of property and was a Senior Vice President and Principal beginning in 1992.

  *JEFFREY H. SCHWARTZ--38--Managing Director of SCI since December 1994, where he has overall responsibility for all European and Asia-Pacific investment activities and operations. He has been a Director of Security Capital Global Realty since November 1997 and Managing Director of Security Capital Industrial Management since September 1997. Mr. Schwartz was Managing Director and a Director of the REIT Manager from October 1994 to September 1997. Prior thereto, Mr. Schwartz was a founder and managing partner of The Krauss/Schwartz Company, one of the largest industrial real estate developers in Florida.

  *JOHN W. SEIPLE--39--Managing Director of SCI since December 1997 and Senior Vice President of Security Capital Industrial Management since September 1997, where he has responsibility for the Southeast region. From November 1994 to December 1997, Mr. Seiple was Senior Vice President of SCI; from November 1994 to September 1997, he was Senior Vice President of the REIT Manager, and Vice President of the REIT Manager from October 1993 to November 1994. Prior thereto, from January 1992 to June 1993, Senior Vice President.

  *ROBERT J. WATSON--48--Managing Director of SCI since January 1993 and Managing Director and a Director of Security Capital Industrial Management since September 1997. From November 1992 to September 1997, Mr. Watson was a Director and Managing Director of the REIT Manager.

 Other Officers

  ROBERT O. ALTER--38--Vice President of Security Capital Industrial Management since September 1997, where he is corporate distribution facilities officer in the Southeast region, and Vice President of SCI since August 1995; from August 1995 to September 1997, Vice President of the REIT Manager.

  GARY E. ANDERSON--32--Vice President of Security Capital Industrial Management since September 1997, where he is responsible for marketing in SCI's Mexico target markets and Vice President of SCI since September 1996; from September 1996 to September 1997, Vice President of the REIT Manager; from August 1994 to

August 1995, Mr. Anderson was a member of the Management Development Program; in June 1994, Mr. Anderson received his M.B.A. from the Anderson Graduate School of Management at UCLA.

  *NED K. ANDERSON--50--Senior Vice President of Security Capital Industrial Management since September 1997, where he has responsibility for the Pacific region; previously he had Market Officer responsibilities for the San Francisco Bay Area, and Senior Vice President of SCI since December 1993; from January 1994 to September 1997, Senior Vice President of the REIT Manager. Prior thereto, from 1985 to December 1993, he was a partner at King & Lyons, where he directed the development, leasing and management of the 250 acre Bayside Business Park in Fremont. He also helped oversee King & Lyons East Bay properties, which total 2.5 million square feet of buildings.

  GREGORY J. ARNOLD--42--Vice President of Security Capital Industrial Management since September 1997 where he is a member of the Global Services Group with responsibilities for SCI's national clients in the northeast region, and Vice President of SCI since January 1996; from January 1996 to September 1997, Vice President of the REIT Manager; from January 1995 to September 1995, Project Executive and General Manager for ROI Realty Services, Inc.; from November 1985 to January 1995, Equity Vice President and Senior Leasing Specialist at LaSalle Partners in Washington, D.C.

  GREGORY A. BAUER--36--Vice President of Security Capital Industrial Management since December 1997 with Project Manager responsibilities for the Southeast region, and Vice President of SCI; from July 1996 to December 1997, he was Project Manager for the Southeast region. Prior thereto, from May 1994 to July 1996, he was Project Manager of the Facility Group; and from July 1992 to May 1994, he was Project Manager of Gibbs & Register, Inc.

  LISA M. BENNETT--34--Vice President of Security Capital Industrial Management since September 1997, where she is controller for the Global Development Group, and Vice President of SCI since June 1995; from June 1995 to September 1997, Vice President of the REIT Manager. Prior thereto, Ms. Bennett provided accounting services for the Global Development Group from October 1993. Ms. Bennett is a Certified Public Accountant.

  CLAUDE A. BILLINGS--57--Vice President of Security Capital Industrial Management since September 1997, where he is a member of the Global Services Group, and Vice President of SCI since January 1994; from January 1994 to September 1997, Vice President of the REIT Manager; from March 1991 to February 1994, Senior Vice President and Regional Manager of the Staubach Company, a Dallas, Texas corporate real estate service firm.

  ERIC D. BROWN--37--Vice President of Security Capital Industrial Management since September 1997, where he is the Regional Property Manager for the Central region, and Vice President of SCI since December 1996; from December 1996 to September 1997, Vice President of the REIT Manager; from May 1994 to September 1997, Vice President of Client Services with property management responsibilities for Austin, Brownsville, El Paso and San Antonio, Texas.

  MARK R. CASHMAN--37--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Dallas, Texas, and Vice President of SCI since November 1995. Prior thereto, from January 1995 to November 1995, Vice President of Security Capital Pacific Trust where he was a member of the asset management group; from September 1992 to January 1995, First Vice President/Portfolio Manager with First Nationwide Financial Corporation in Los Angeles, California, where he was responsible for the property management department holdings throughout the western United States.

  JOHN M. CLINTON--41--Vice President of Security Capital Industrial Management since December 1997, where he is responsible for the Dallas Metroplex and San Antonio markets, and Vice President of SCI; he has acted as Project Manager for SCI since September 1994. Prior thereto, from April 1991 to September 1994, he was Engineering Group Leader for the Superconducting Super Collider Laboratory.

  STEPHEN M. CLOUD--35--Vice President of Security Capital Industrial Management since December 1997 where he is responsible for marketing activities and leasing in the Washington, D.C. area, and Vice President of

SCI; from November 1995 to December 1997, he was a marketing representative of SCI. Prior thereto, from August 1988 to October 1995, he was a Senior Associate with CB Commercial Real Estate.

  JAMES D. COCHRAN--37--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Denver, Colorado and Kansas City, Kansas, and Vice President of SCI since March 1994; from August 1988 to March 1994, Vice President for TCW Realty Advisors, where he was responsible for industrial acquisitions in southern California.

  PAUL C. CONGLETON--43--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Houston and Austin, Texas, and Vice President of SCI since January 1995; from January 1995 to September 1997, Vice President of the REIT Manager; from October 1990 to December 1994, Principal with Overland Company, a property management, development and investment services firm in Tucson, Arizona.

  R. STAN CONWAY, JR.--34--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Atlanta, Georgia, and Vice President of SCI since November 1994; from November 1994 to September 1997, Vice President of the REIT Manager; from October 1989 to October 1994, Vice President of Marketing for Bullock, Terrell and Mannelly.

  MICHAEL S. CURLESS--34--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Indianapolis, and Vice President of SCI since August 1995; from August 1995 to September 1997, Vice President of the REIT Manager; from June 1989 to August 1995, Marketing Director with Trammell Crow Company, where he was responsible for the development and marketing of industrial projects.

  DAVID B. DANIEL--31--Vice President of Security Capital Industrial Management since September 1997, where he has been a member of the due diligence team since April 1995, and Vice President of SCI since June 1996; from June 1996 to September 1997, Vice President of the REIT Manager. Prior thereto, from February 1994 to April 1995, Senior Underwriter with Remsen Partners Ltd. in New York, New York, where he was involved in all phases of a loan origination and securitization program; from May 1992 to February 1994, Associate Consultant with Kenneth Leventhal & Co. in Houston, Texas and New York, where he performed due diligence and evaluation on a variety of real estate transactions.

  MARK H. DEGNER--36--Vice President of Security Capital Industrial Management since September 1997, where he is responsible for portfolio acquisitions and dispositions, and Vice President of SCI since April 1994; from April 1994 to September 1997, Vice President of the REIT Manager; from October 1988 to April 1994, Manager for the Hahn Company in San Diego, California, where he was Manager of Development and Acquisitions, Corporate Development and, most recently, Dispositions.

  GREGORY S. DELONG--45--Vice President of Security Capital Industrial Management since September 1997, where he is the corporate distribution facilities officer for the Pacific Region, and Vice President of SCI; from August 1995 to August 1997, he was a self-employed consultant for corporate real estate site acquisition. Prior thereto, from January 1993 to August 1995, he was Vice President of Acquisitions for Pacwest Development in the western U.S.

  DAVID A. DITZ--43--Vice President of Security Capital Industrial Management since December 1997 where he is a member of the Global Development Group with project management responsibilities for the Central Region, and Vice President of SCI; from August 1995 to December 1997, he had project management responsibilities for the Pacific Region. Prior thereto, from January 1992 to August 1995, he was founder and principal of True Adams Company.

  WILLIAM H. EAGER--57--Vice President of Security Capital Industrial Management since September 1997, where he is a member of the Global Services Group and Vice President of SCI since June 1996; from June 1996 to September 1997, Vice President of the REIT Manager. Prior thereto, from June 1976 to June 1996, Mr. Eager was a First Vice President of CB Commercial where he was involved in over $350 million of industrial real estate transactions.

  FRANK H. FALLON--36--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities in Memphis, Nashville and Chattanooga, Tennessee, and Vice President of SCI since January 1995; from January 1995 to September 1997, Vice President of the REIT Manager. Prior thereto, Mr. Fallon was with Trammell Crow Company from March 1987 to December 1994, where he was responsible for leasing, management, acquisition and disposition of industrial properties in the Dallas/Fort Worth, Texas area.

  GABE L. FINKE--32--Vice President of Security Capital Industrial Management since September 1997, where he is a member of the European operations group and Vice President of SCI since September 1996; from September 1996 to September 1997, Vice President of the REIT Manager. Prior thereto, Mr. Finke was a member of the Management Development Program from July 1994 to August 1995; in May of 1994 Mr. Finke received his M.B.A. from the Harvard Graduate School of Business Administration.

  KURT R. FULLER--39--Vice President of Security Capital Industrial Management since September 1997, where he has Project Manager responsibilities for tenant improvement construction in the San Francisco Bay Area, Reno, Portland, Seattle and Salt Lake City, and Vice President of SCI since October 1994; from October 1994 to September 1997, Vice President of the REIT Manager; from February 1989 to October 1994, Project Manager/Estimator for Wentz Builders, Inc. in San Carlos, California, where he was responsible for managing tenant improvement and special projects.

  JOHN R. HANSON--47--Vice President of Security Capital Industrial Management since September 1997, where he has Project Manager responsibilities for the Pacific region, and Vice President of SCI since May 1995; from May 1995 to September 1997, Vice President of the REIT Manager; from July 1994 to May 1995, Vice President of Jack & Cohen Builders, Inc. in Palo Alto, California, where he was responsible for a wide variety of construction projects; from January 1991 to July 1994, Project Director of Jack & Cohen.

  LARRY H. HARMSEN--37--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for San Diego and Orange County, California, and Vice President of SCI since February 1995; from February 1995 to September 1997, Vice President of the REIT Manager; from January 1988 to February 1995, Vice President/Managing General Partner with Lincoln Property Company in Southern California, where he was responsible for all aspects of asset and property management for a portfolio of office and industrial space containing over 2.5 million square feet.

  DONALD L. HARRIER--39--Vice President of Security Capital Industrial Management since September 1997, where he has Project Manager responsibilities for the Pacific region, and Vice President of SCI since May 1994; from May 1994 to September 1997, Vice President of the REIT Manager; from May 1993 to May 1994, Senior Partner with Donald L. Harrier, AIA, Architecture; from August 1986 to May 1993, Project Director with DES Architects & Engineers in Redwood City and Fremont, California, where he was involved in project management, architecture and marketing.

  JAMES JACHETTA--44--Vice President of Security Capital Industrial Management since September 1997, where he has project manager responsibilities for the Pacific region, and Vice President of SCI since December 1996; from December 1996 to September 1997, Vice President of the REIT Manager. Prior thereto, from October 1995 to October 1996, Mr. Jachetta was a project manager consultant to SCI; from May 1992 to September 1995, mortgage broker with Southern Cal Financial Group in Newport Beach, California.

  KENT W. JOHNSON--44--Senior Vice President of Security Capital Industrial Management since September 1997, where he heads the Global Services Group, and Senior Vice President of SCI since July 1995; from July 1995 to September 1997, Vice President of the REIT Manager; from March 1994 to June 1995, National Director for Sequent Computer Systems, where he was recognized as World-Wide Manager of the Year; from January 1977 to March 1994, with IBM in various positions, including National Account Director and Branch Manager.

  M. GORDON KEISER JR.--53--Senior Vice President of Security Capital Industrial Management since September 1997, where he is Chief Financial Officer and is responsible for accounting, financial reporting and financing, and Senior Vice President of SCI since October 1995; from October 1995 to September 1997, Senior Vice President of the REIT Manager; from August 1988 to October 1995, Senior Vice President of JMB Realty Corporation, where he was responsible for corporate finance and capital markets financing. Previously, he was with KPMG Peat Marwick. Mr. Keiser is a Certified Public Accountant.

  DOUGLAS A. KIERSEY, JR.--37--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Seattle, Washington and Portland, Oregon, and Vice President of SCI since May 1994; from May 1994 to September 1997, Vice President of the REIT Manager; from September 1983 to May 1994, a member of the Industrial/Technology Group at Cushman & Wakefield of Oregon, Inc., where he specialized in the sale and leasing of industrial properties.

  JEFFREY A. KLOPF--49--Senior Vice President and Secretary of SCI and Security Capital Group since January 1996 and Security Capital Industrial Management since September 1997; from January 1996 to September 1997, Senior Vice President and Secretary of the REIT Manager. Prior thereto, from 1988 to December 1995, Partner with Mayer, Brown & Platt, where he practiced corporate and securities law. Mr. Klopf provides securities offering and corporate acquisitions services to SCI and its affiliates and oversees the provision of legal services to SCI and its affiliates.

  WAYNE P. KLOTZ--42--Vice President of SCI since December 1997, where he is responsible for Project Management of Development and Construction in Washington, D.C., Baltimore, Maryland and Virginia markets; from April 1996 to December 1997, he was Project Manager for SCI with similar responsibilities. Prior thereto, from April 1995 to April 1996, he was Senior Project Manager for R.W. Murray Construction Co.; and Vice President Corporate Services Group/The Service Company from October 1993 to April 1995.

  ROBERT A. KRITT--36--Vice President of Security Capital Industrial Management since September 1997, where he has responsibility for coordinating corporate distribution facilities in the Mid-Atlantic region, and Vice President of SCI since November 1991; from November 1991 to September 1997, Vice President of the REIT Manager; from January 1991 to December 1992, Vice President of Security Capital Pacific Incorporated, the REIT Manager for Security Capital Pacific Trust, where he was responsible for acquisition due diligence.

  EDWARD F. LONG--41--Vice President and Controller of SCI since January 1996, where he supervises accounting and financial reporting; Vice President of Security Capital Industrial Management since September 1997; from June 1995 to January 1996, Controller for SCI Client Services; from January 1996 to September 1997, Vice President and Controller of the REIT Manager; from December 1990 to June 1995, Director of Financial Services for Coopers & Lybrand in Central Florida and the Carolinas. Mr. Long is a Certified Public Accountant.

  DONALD W. MADSEN--54--Senior Vice President of Security Capital Industrial Management since September 1997, where he supervises development services related to construction management and corporate distribution facilities, and Senior Vice President of SCI since July 1993; from July 1993 to September 1997, Senior Vice President of the REIT Manager; from July 1992 to June 1993, Vice President, Business Development for Windward, Ltd., a Dallas, Texas-based design/build general construction company.

  DAVID W. MAJORS--54--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Albuquerque, New Mexico and El Paso, Texas, and Vice President of SCI since December 1996; from December 1996 to September 1997, Vice President of the REIT Manager; from September 1988 to September 1996, President and Chief Operating Officer of Remington Capital Group in Dallas, Texas where he was responsible for all aspects of development of corporate distribution, office and retail facilities.

  CHRISTOPHER R. MANLEY--27--Vice President of Security Capital Industrial Management since September 1997, with Market Officer responsibilities for Tampa, Orlando and South Florida, and Vice President of SCI; from September 1993 to September 1997, he was a member of the Security Capital Industrial Trust Acquisitions/Due Diligence team.

  BRIAN N. MARSH--33--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Columbus, Ohio, and Vice President of SCI since January 1995; from January 1995 to September 1997 Vice President of the REIT Manager; from June 1990 to January 1995, with Pizzuti Realty Inc., in Columbus, Ohio, where he was responsible for master planning, development and marketing of a 400-acre-plus, mixed-use development.

  J. THOMAS MERCER--38--Vice President of Security Capital Industrial Management since September 1997, where he is corporate distribution facilities officer in the Central Region, and Vice President of SCI since January 1995; from January 1995 to September 1997 Vice President of the REIT Manager; from September 1987 to January 1995, Senior Marketing Representative with Friendswood Development Company in Houston, Texas, where he completed over $15 million in land transactions. Prior thereto, Industrial Leasing Specialist with The Horne Company in Houston, Texas, where he leased more than 500,000 square feet of industrial space.

  *STEVEN K. MEYER--49--Senior Vice President of Security Capital Industrial Management since September 1997, where he has responsibility for the Central region of the United States, and Senior Vice President of SCI since December 1995; from December 1995 to September 1997, Senior Vice President of the REIT Manager; from September 1994 to December 1995 Vice President of the REIT Manager; from 1990 to July 1994, Executive Vice President with Trammell Crow Company, where he directed leasing and development activities for the Industrial Division.

  JOSEPH H. MIKES--37--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for the Chicago area, and Vice President of SCI since August 1995; from August 1995 to September 1997, Vice President of the REIT Manager; from March 1988 to August 1995, Senior Director of Opus North Corporation, where he managed office and industrial real estate activities.

  MICHAEL E. MILLER--44--Vice President of SCI since October 1997, where he is responsible for Security Capital Logistar International operations in Central Europe, including Poland, the Czech Republic, and Hungary. Prior thereto, from October 1996 to September 1997, he was an Executive Vice President of CEENIS Property Fund; from January 1996 to October 1996, he was a Managing Partner of Belmont Capital; from October 1989 to December 1995, he was Director of Aetna's Investment Management Group.

  RICK D. MIRANDA--44--Vice President of Security Capital Industrial Management since September 1997, where he has Project Manager responsibilities for the Pacific region, and Vice President of SCI since December 1996; from December 1996 to September 1997, Vice President of the REIT Manager. Prior thereto, from April 1996 to September 1996, President of Realty Development Management Services, Inc. in Newport Beach, California, where he was responsible for all aspects of development and construction of office and industrial facilities; from May 1995 to March 1996, Vice President with Arnel Development Company in Costa Mesa, California, where he was responsible for the design and construction of a retail center; from August 1987 to February 1995, Vice President with Bramalea U.S. Properties in Oakland, California, where he was responsible for development, design and construction management for the Pacific region.

  R.A.D. MORTON, III--40--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for El Paso, San Antonio and Rio Grande Valley, Texas and Vice President of SCI since July 1993; from July 1993 to September 1997, Vice President of the REIT Manager; from January 1991 to July 1993, President of The Morton Group, which specialized in corporate industrial real estate services, asset management and development services.

  DAVID S. MORZE--37--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Reno, Nevada and Salt Lake City, Utah, and Vice President of

SCI since March 1995; from March 1995 to September 1997, Vice President of the REIT Manager; from May 1993 to March 1995, Director of Marketing for Northern California for SARES*REGIS; from January 1993 to May 1993, Real Estate Consultant to The Moreno Bavarian Corporation in Portola Valley, California.

  MICHAEL NACHAMKIN--44--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for New Jersey/I-95 Corridor and Vice President of SCI since March 1996; from March 1996 to September 1997, Vice President of the REIT Manager; from 1984 to February 1996; Director of Investment Sales, Leasing, Land, Tenant Representation and Marketing at Cushman & Wakefield of New Jersey.

  AUGUST J. NAPOLITANO--50--Vice President of Security Capital Industrial Management since September 1997, where he is a member of the Global Services Group, and Vice President of SCI since May 1995; from May 1995 to September 1997, Vice President of the REIT Manager; from November 1992 to December 1994, Director/Branch Manager of Cushman & Wakefield in Orange County, California, where he managed all aspects of the Newport Beach and Anaheim Commercial brokerage offices.

  JAMES R. NASS, III--36--Vice President of Security Capital Industrial Management since September 1997, where he has had Project Manager responsibilities for the Mid-Atlantic Region since December 1996 with the former REIT Manager; from March 1997 to September 1997, he was Vice President of the former REIT Manager. Prior thereto, from March 1989 to December 1996, he was a Project Manager for Opus North Corporation.

  EDWARD S. NEKRITZ--32--Vice President of Security Capital Industrial Management since September 1997, where he is responsible for coordinating the national leasing program, overseeing environmental issues and providing asset management and legal services, and Vice President of SCI since September 1995; from September 1995 to September 1997, Vice President of the REIT Manager; from October 1990 to September 1995, attorney with Mayer, Brown & Platt, where he specialized in commercial real estate transactions, including acquisitions and dispositions, leasing, development and zoning.

  PETER J. NIELSEN--51--Vice President of Security Capital Industrial Management from September 1997, where he has Project Manager responsibility for corporate distribution facility projects, and Vice President of SCI since March 1994; from March 1994 to September 1997, Vice President of the REIT Manager; from November 1984 to February 1994, Vice President of Project Development for Dueck Group of Companies, a development firm in Denver, Colorado.

  WILLIAM D. PETSAS--40--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Phoenix, Arizona, and Vice President of SCI since July 1994; from July 1994 to September 1997, Vice President of the REIT Manager; from June 1993 to June 1994, Mr. Petsas was a consultant to SCI in the area of due diligence and acquisitions; from May 1992 to May 1993, Mr. Petsas was a director of business development for residential properties in the Southwest for Trammell Crow Company.

  JOHN R. PICCHIOTTI--37--Vice President of Security Capital Industrial Management since December 1997, and has had Market Representative responsibilities in Chicago, Illinois, since joining SCI in March 1996, and Vice President of SCI. Prior thereto, from September 1994 to March 1996, he was the Area Director for Southwest Suburban Chicago, Young Life; from July 1989 to September 1994, he was with Grubb and Ellis Company.

  THOMAS M. RAY--35--Vice President of Security Capital Industrial Management since September 1997, where he is responsible for coordinating corporate distribution facilities in the Pacific region, and Vice President of SCI since March 1996; from March 1996 to September 1997, Vice President of the REIT Manager. Prior thereto, a member of the corporate distribution facility group since September 1995; from October 1994 to September 1995, Mr. Ray supervised land acquisitions in due diligence; from August 1994 to October 1994, a member of the land acquisitions due diligence group; from March 1994 to August 1994, a member of the management Development Program where he assisted with multifamily portfolio acquisitions.

  BETTY J. REMSTEDT--52--Vice President of Security Capital Industrial Management since September 1997, where she provides accounting, financial analysis and budgeting services with respect to SCI's Pacific region properties, and Vice President of SCI since December 1993; from December 1993 to September 1997, Vice President of the REIT Manager; from December 1988 to December 1993, Chief Financial Officer of King & Lyons.

  GERALD W. RICKER--50--Vice President of Security Capital Industrial Management since January 1998, where he is a member of the Global Services Group, and Vice President of SCI. Prior thereto, from March 1993 to January 1998, he was Senior Vice President for Development at Hilton Hotels Corporation; from March 1991 to February 1993, he was Owners' Representative for the National Education Association.

  MICHAEL J. RUEN--31--Vice President of Security Capital Industrial Management since December 1997, where he has Market Officer responsibilities for Birmingham, Alabama, and Chattanooga, Tennessee, and Senior Leasing/Marketing responsibilities for Atlanta, Georgia, and Vice President of SCI; from February 1995 to November 1997, he was Senior Leasing Manager for SCI Client Services. Prior thereto, from January 1992 to January 1995, he was Senior Associate for Koll Real Estate Services.

  CALVIN R. SCHREINER--40--Vice President of Security Capital Industrial Management since December 1997, where he is responsible for capital improvements of SCI's portfolio, and Vice President of SCI; from July 1995 to December 1997, he was Due Diligence Regional Construction Manager for SCI in the Southeast and Mid-Atlantic regions. Prior thereto, from November 1988 to July 1995, he was Construction Manager/Estimator in Business Development for Raytheon Engineers & Constructors.

  STEVEN O. SPAULDING--56--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Las Vegas, Nevada, and Vice President of SCI since May 1993; from May 1993 to September 1997, Vice President of the REIT Manager; from June 1992 to May 1993, Area Manager with Dermody Properties in Las Vegas, where he was responsible for its management portfolio and new development activities.

  RICHARD H. STRADER--38--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Charlotte, Raleigh-Durham and Winston-Salem, North Carolina, and Vice President of SCI since June 1994; from June 1994 to September 1997, Vice President of the REIT Manager; from October 1987 to May 1994, Mr. Strader was with the Dallas Industrial Division of Trammell Crow Company, where he was the Managing Director of the Central and Southwest Dallas Industrial office since 1990.

  CHARLES E. SULLIVAN--40--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Mexico and Vice President of SCI since October 1994; from October 1994 to September 1997, Vice President of the REIT Manager; from July 1989 to October 1994, Senior Industrial Broker with Cushman & Wakefield.

  DAVID ANDRE TIRMAN--42--Vice President of SCI since September 1997, where he is responsible for European project management. Prior thereto, from September 1990 to August 1997, he was Senior Development manager with Euro Disney S.A. and the Walt Disney Company.

  JEFFREY M. TODD--40--Vice President of Security Capital Industrial Management since September 1997, where he has Project Manager responsibilities for corporate distribution facility projects, and Vice President of SCI since January 1995; from January 1995 to September 1997, Vice President of the REIT Manager; from November 1994 to January 1995, Project Manager for Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., where he was responsible for managing industrial architecture; from June 1984 to November 1994, Project Architect for Wakefield/Beasley & Associates.

  JAMES E. TROUT--35--Vice President of Security Capital Industrial Management since September 1997, where he has Project Manager responsibilities for the Central Region, and Vice President of SCI since June 1995;

from June 1995 to September 1997, Vice President of the REIT Manager; from June 1993 to June 1995, a member of the Global Development Group; prior thereto, from February 1992 to May 1993, Real Estate Consultant with Douglas
A. Edwards, Incorporated in New York, New York.

  MARY JANE VIETZE--44--Vice President of Security Capital Industrial Management since September 1997, where she is responsible for accounting and financial reporting and Vice President of SCI since April 1996; from April 1996 to September 1997, Vice President of the REIT Manager. Prior thereto, a member of the accounting group since September 1993; from July 1990 to September 1993, Senior Accountant for Price Waterhouse. Ms. Vietze is a Certified Public Accountant.

  ROBIN P. R. VON WEILER--41--Senior Vice President of SCI since October 1997, where he is responsible for Global Customers, Corporate Distribution Facility Program and Marketing. Prior thereto, from April 1982 to September 1997, he was Vice Managing Director, Real Estate Agent and Corporate Advisor for DTZ Zadelhoff V.O.F. in Rotterdam, the Netherlands.

  EDWIN D. WAGERS--54--Vice President of Security Capital Industrial Management since September 1997, where he has Project Manager responsibilities for the Mid-Atlantic region of the United States, and Vice President of SCI from January 1995; from January 1995 to September 1997, Vice President of the REIT Manager; prior thereto from April 1991 to December 1994, Chief Operating Officer of National Real Estate Development at Muirfield Village Development in Columbus, Ohio.

  DAVID L. WELCH--36--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Washington, D.C. and Baltimore, Maryland, and Vice President of SCI since February 1995; from February 1995 to September 1997, Vice President of the REIT Manager; from September 1992 to January 1995, Associate Senior Vice President with Carey Winston Co. in Washington, D.C., where he managed the leasing and marketing program for over 1.5 million square feet of industrial space in Northern Virginia.

  WILLIAM ROBERT WENDT--39--Vice President of Security Capital Industrial Management since December 1997, where he has Market Representative responsibilities for the Austin area, and Vice President of SCI; from September 1994 to November 1997, he was a Marketing Representative for SCI for the Austin area. Prior thereto, from May 1993 to September 1994, he was an industrial broker with Oxford Commercial and Cushman & Wakefield.

  JAMES E. WHITE--41--Vice President of Security Capital Industrial Management since September 1997, where he has Market Officer responsibilities for Cincinnati, Ohio and Louisville, Kentucky, and Vice President of SCI since July 1995; from July 1995 to September 1997, Vice President of the REIT Manager; from July 1994 to July 1995, Senior Regional Director with First Industrial Realty Trust, Inc. in Southfield, Michigan. Prior thereto, Chief Financial Officer with Damone/Andrew Enterprises in Troy, Michigan from August 1989 to July 1994.

  JAMES P. WILSON--53--Vice President of Security Capital Industrial Management since September 1997, where he has Project Manager responsibilities for the Southeast region, and Vice President of SCI since October 1994; from October 1994 to September 1997, Vice President of the REIT Manager; from March 1988 to October 1994, Vice President of Development and Construction for The Krauss/Schwartz Company.

EMPLOYEES

  Prior to September 9, 1997, SCI had no employees. In connection with the internalization of the management functions, all individuals previously employed by the REIT Manager and the Property Manager became employees of SCI. SCI has approximately 450 employees and believes its relationship with its employees to be good. SCI's employees are not represented by a collective bargaining agreement.

COMPETITION

  In general, there are numerous other industrial properties located in close proximity to each of SCI's properties. The amount of rentable space available in any target market city could have a material effect on SCI's capacity to rent space and on the rents charged. In addition, in many of SCI's submarkets, institutional investors and owners and developers of industrial facilities (including other REITs) compete for the acquisition, development and leasing of industrial space. Many of these persons have substantial resources and experience.

  SCI operates nationally and internationally and has no markets with a concentration of investment in excess of 10% of its total portfolio investment. In SCI's major markets, 1997 vacancy rates are below the average rates for the period from 1991 through 1997. (Source: CB Commercial/Torto Wheaton Research). Competition for acquisition of existing distribution facilities from institutional capital sources and other REITs has increased substantially in the past several years.

ENVIRONMENTAL MATTERS

  Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. SCI has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired at December 31, 1997, and SCI is not aware of any environmental condition with respect to any of its properties that is likely to be material. SCI has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is SCI aware of, any environmental liability (including asbestos-related liability) that SCI believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to SCI or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

INSURANCE COVERAGE

  SCI currently carries comprehensive liability, fire, flood, earthquake, extended coverage and rental loss insurance with respect to the properties with policy specifications and insured limits customarily carried for similar properties; however, an uninsured loss could result in loss of capital investment and anticipated profits.

ITEM 2. PROPERTIES

  The following tables set forth certain information with respect to SCI's distribution properties owned as of December 31, 1997. No individual property, or group of properties operated as a single business unit, amounts to 10% or more of SCI's consolidated total assets at December 31, 1997 nor does the gross revenue from any such properties amount to 10% or more of SCI's consolidated gross revenues for the fiscal year ended December 31, 1997.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                             SCHEDULE OF PROPERTIES

                                                                   PERCENTAGE  RENTABLE                  ACCUMULATED
                                      YEAR ACQUIRED         NO. OF OCCUPANCY    SQUARE    SCI INVESTMENT DEPRECIATION
                                       OR COMPLETED         BLDGS.    (1)     FOOTAGE (2)      (1)           (1)
                                      -------------         ------ ---------- ----------- -------------- ------------
OPERATING PROPERTIES
 OWNED
 AT DECEMBER 31, 1997
Atlanta, Georgia
 Central / Atlanta                         1996                 4    100.00%     347,560  $    3,304,252 $        --
 Chattahoochee                             1996                 1    100.00      120,000       1,619,425          --
 I-20 / West / Fulton             1994, 1995, 1996, 1997       36     88.39    3,433,149      73,941,690    5,095,745
 I-85 / Airport                   1994, 1995, 1996, 1997       17     87.86      924,142      35,897,666    2,558,538
 I-85 / Northeast                 1994, 1995, 1996, 1997       44     87.10    3,830,428     104,617,284    5,734,626
                                                            -----    ------   ----------  -------------- ------------
                                                              102     88.39    8,655,279     219,380,317   13,388,909
                                                            -----    ------   ----------  -------------- ------------
Austin, Texas
 I-35 / Central                      1994, 1995, 1996          12     98.03      648,939      23,848,680    1,217,258
 I-35 / North / Mopac                1993, 1995, 1996           8     87.22      563,600      18,357,519    1,099,365
 I-35 / South                        1994, 1995, 1996          12     97.07      725,874      24,255,898    2,072,635
                                                            -----    ------   ----------  -------------- ------------
                                                               32     94.53    1,938,413      66,462,097    4,389,258
                                                            -----    ------   ----------  -------------- ------------
Birmingham, Alabama
 I-459 / South /
  Perimeter                                1994                 2    100.00      606,850      17,052,059    1,778,829
 I-65 / Oxmoor                             1994                 4    100.00      528,428      16,514,229    1,701,685
                                                            -----    ------   ----------  -------------- ------------
                                                                6    100.00    1,135,278      33,566,288    3,480,514
                                                            -----    ------   ----------  -------------- ------------
Charlotte, North
 Carolina
 I-77 / Southwest (3)                      1994                13     93.76    1,334,182      33,413,717    3,405,303
 I-85 / North
  Charlotte                                1997                 2    100.00      148,394       3,713,083       54,225
 I-85 / Northeast                 1994, 1995, 1996, 1997        8     79.27      784,720      22,748,354      983,971
 I-85 / Northwest                          1994                 2    100.00      404,351       6,897,348      731,775
                                                            -----    ------   ----------  -------------- ------------
                                                               25     90.80    2,671,647      66,772,502    5,175,274
                                                            -----    ------   ----------  -------------- ------------
Chattanooga, Tennessee
 Amnicola Highway                          1994                 4     99.61    1,075,872      13,914,843    1,286,255
 I-24 / Tiftonia                           1995                 1    100.00       72,000       1,157,660       86,181
                                                            -----    ------   ----------  -------------- ------------
                                                                5     99.63    1,147,872      15,072,503    1,372,436
                                                            -----    ------   ----------  -------------- ------------
Chicago, Illinois
 Army Trail Corridor / Chicago             1997                 3     79.16      425,997      13,865,901      180,641
 I-90 / O'Hare (9)                   1995, 1996, 1997          24     86.09    2,558,428      86,452,962    2,990,646
 South Cook County                         1996                 5    100.00      541,090      12,490,047      485,249
                                                            -----    ------   ----------  -------------- ------------
                                                               32     87.39    3,525,515     112,808,910    3,656,536
                                                            -----    ------   ----------  -------------- ------------
Cincinnati, Ohio
 I-71 / I-275                              1995                 1    100.00       60,000       1,436,802       88,180
 I-74 / West (4)                           1994                 1    100.00      232,880       3,297,449      294,888
 I-75 / South / N.
  Kentucky                                 1996                 2    100.00      492,507      12,169,802      448,759
 I-75 North /
  Cincinnati                      1994, 1995, 1996, 1997       32     92.67    2,501,705      58,244,877    3,472,306
                                                            -----    ------   ----------  -------------- ------------
                                                               36     94.42    3,287,092      75,148,930    4,304,133
                                                            -----    ------   ----------  -------------- ------------
                                LONG-TERM
                                 MORTGAGE
                                   DEBT
                               ---------------
OPERATING PROPERTIES
 OWNED
 AT DECEMBER 31, 1997
Atlanta, Georgia
 Central / Atlanta                     None
 Chattahoochee                         None
 I-20 / West / Fulton                  None
 I-85 / Airport                $  1,837,905
 I-85 / Northeast                      None
                               ---------------
                                  1,837,905
                               ---------------
Austin, Texas
 I-35 / Central                        None
 I-35 / North / Mopac                  None
 I-35 / South                          None
                               ---------------
                                       None
                               ---------------
Birmingham, Alabama
 I-459 / South /
  Perimeter                            None
 I-65 / Oxmoor                    6,994,831
                               ---------------
                                  6,994,831
                               ---------------
Charlotte, North
 Carolina
 I-77 / Southwest (3)                  None
 I-85 / North
  Charlotte                            None
 I-85 / Northeast                      None
 I-85 / Northwest                      None
                               ---------------
                                       None
                               ---------------
Chattanooga, Tennessee
 Amnicola Highway                      None
 I-24 / Tiftonia                       None
                               ---------------
                                       None
                               ---------------
Chicago, Illinois
 Army Trail Corridor / Chicago         None
 I-90 / O'Hare (9)                     None
 South Cook County                     None
                               ---------------
                                       None
                               ---------------
Cincinnati, Ohio
 I-71 / I-275                          None
 I-74 / West (4)                  1,703,992(5)
 I-75 / South / N.
  Kentucky                             None
 I-75 North /
  Cincinnati                           None
                               ---------------
                                  1,703,992
                               ---------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                              PERCENTAGE  RENTABLE                  ACCUMULATED   LONG-TERM
                              YEAR ACQUIRED            NO. OF OCCUPANCY    SQUARE    SCI INVESTMENT DEPRECIATION   MORTGAGE
                               OR COMPLETED            BLDGS.    (1)     FOOTAGE (2)      (1)           (1)          DEBT
                              -------------            ------ ---------- ----------- -------------- ------------ ------------
Columbus, Ohio
 I-270 / East                      1994                   5      88.38%     566,345  $   12,077,726 $  1,025,218         None
 I-270 /
  Southeast                        1994                   1     100.00      121,200       1,795,929      176,838         None
 I-270 / West                1995, 1996, 1997             7      91.10      923,241      20,793,246    1,264,043         None
 I-270 /
  Southwest                        1996                   3      99.36      880,116      21,756,573      681,765         None
                                                        ---     ------    ---------  -------------- ------------ ------------
                                                         16      93.84    2,490,902      56,423,474    3,147,864         None
                                                        ---     ------    ---------  -------------- ------------ ------------
Dallas/Fort
 Worth, Texas
 I-30 / Great
  Southwest (3)           1994, 1995, 1996, 1997         17      89.34    1,482,908      37,235,794    1,400,010         None
 I-35 / Stemmons
  Corridor (3)               1994, 1995, 1996            12      85.10      704,150      13,337,229    1,034,392         None
 I-35 South /
  Fort Worth                       1996                   1     100.00       74,500       2,560,869       62,863         None
 I-635 /
  Northgate (3)                 1994, 1996                5     100.00      531,149      10,868,846    1,014,277         None
 I-635 / Valwood             1995, 1996, 1997            16      90.65    1,879,004      53,697,393    1,316,560         None
 I-635 / DFW /
  Airport (3)                   1996, 1997                3      51.73      193,314       6,642,036      167,984         None
 I-820 / North
  Fort Worth                 1994, 1995, 1996             4      84.87      372,883       7,294,848      605,287         None
 Redbird / Loop
  12                            1994, 1996                4     100.00      604,776      11,634,432      449,041         None
                                                        ---     ------    ---------  -------------- ------------ ------------
                                                         62      89.93    5,842,684     143,271,447    6,050,414         None
                                                        ---     ------    ---------  -------------- ------------ ------------
Denver, Colorado
 I-70 / Northeast
  (3)                  1992, 1993, 1994, 1995, 1996      21      97.46    2,504,255      57,346,601    6,696,835         None
                                                        ---     ------    ---------  -------------- ------------ ------------
                                                         21      97.46    2,504,255      57,346,601    6,696,835         None
                                                        ---     ------    ---------  -------------- ------------ ------------
East Bay (San
 Francisco),
 California
 Hayward / San
  Leandro (3)(6)                1993, 1994               38      92.44    2,877,727     103,333,869   11,613,390 $ 15,975,205(7)
 Tracy                          1993, 1997                4      74.68      339,687      11,473,580      695,731         None
                                                        ---     ------    ---------  -------------- ------------ ------------
                                                         42      90.56    3,217,414     114,807,449   12,309,121   15,975,205
                                                        ---     ------    ---------  -------------- ------------ ------------
El Paso, Texas
 I-10 / East /
  Vista Del Sol
  (3)               1991, 1993, 1994, 1995, 1996, 1997   19      94.15    2,311,784      59,569,876    4,741,746    6,646,362(8)
 I-10 / Lower
  Valley                           1994                   1     100.00      108,125       2,345,341      216,072         None
 I-10 / Northwest         1992, 1993, 1994, 1997          5      94.40      571,091      14,080,068    1,092,298         None
                                                        ---     ------    ---------  -------------- ------------ ------------
                                                         25      94.41    2,991,000      75,995,285    6,050,116    6,646,362
                                                        ---     ------    ---------  -------------- ------------ ------------
Fort
 Lauderdale/Miami,
 Florida
 Airport West                      1995                   1     100.00      124,000       5,144,810      257,704         None
 I-95 / Hollywood
  (9)                           1995, 1997                3      56.28      406,427      14,846,001      602,343         None
 I-95 / North (4)               1994, 1997                2     100.00      162,281       7,167,828      496,595    2,441,334(5)
                                                        ---     ------    ---------  -------------- ------------ ------------
                                                          6      74.35      692,708      27,158,639    1,356,642    2,441,334
                                                        ---     ------    ---------  -------------- ------------ ------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                                             PERCENTAGE  RENTABLE                  ACCUMULATED
                                                YEAR ACQUIRED         NO. OF OCCUPANCY    SQUARE    SCI INVESTMENT DEPRECIATION
                                                 OR COMPLETED         BLDGS.    (1)     FOOTAGE (2)      (1)           (1)
                                                -------------         ------ ---------- ----------- -------------- ------------
Houston, Texas
 I-10 / Central
  Business District                                  1995                 1    100.00%     168,869  $    3,319,742 $    266,369
 I-10 / West / Post
  Oak                                          1993, 1994, 1996          24     92.55    1,500,873      41,238,860    4,324,821
 I-610 / East / Hobby                                1994                 8     82.85      515,328       9,969,074      948,911
 I-610 / North                                 1993, 1994, 1995          19     95.89    1,441,356      37,234,521    3,006,674
 Northwest / U.S. 290                    1993, 1994, 1995, 1996, 1997    18     92.57    1,876,935      46,609,491    2,978,332
                                                                      -----    ------   ----------  -------------- ------------
                                                                         70     92.75    5,503,361     138,371,688   11,525,107
                                                                      -----    ------   ----------  -------------- ------------
Indianapolis, Indiana
 I-465 / Northwest                                1994, 1995             24     93.29    2,312,175      68,190,488    4,486,317
 I-69 / Northeast                                    1995                 1     83.66      276,000       6,900,234      529,389
 I-70 / East                                         1995                 5    100.00      382,400       6,683,455      437,834
 I-70 / West                                   1994, 1995, 1996          10     83.58      684,189      20,809,756    1,243,433
 I-70 Southwest /
  Indianapolis                                       1997                 1    100.00      156,400       3,829,752          --
                                                                      -----    ------   ----------  -------------- ------------
                                                                         41     91.80    3,811,164     106,413,685    6,696,973
                                                                      -----    ------   ----------  -------------- ------------
Kansas City, Kansas /
 Missouri
 I-35 / Overland Park                                1994                 3    100.00       90,163       3,684,367      361,919
 I-35 / South
  Corridor                                           1994                 1    100.00       99,197       2,288,153      219,983
 I-35 / Wyandotte                                 1994, 1996              2     93.36      154,992       3,897,102      326,566
 I-70 / Riverside                              1994, 1996, 1997          22     92.11    1,192,877      42,708,394    3,326,942
                                                                      -----    ------   ----------  -------------- ------------
                                                                         28     93.21    1,537,229      52,578,016    4,235,410
                                                                      -----    ------   ----------  -------------- ------------
Las Vegas, Nevada
 Airport / Southwest                              1994, 1996              5    100.00      399,157      20,311,810    1,008,213
 I-15 / North                               1994, 1995, 1996, 1997        7     82.05      844,261      24,374,547    1,092,125
 I-515 / Henderson                                   1997                 2     19.04      205,378       6,986,235       41,370
                                                                      -----    ------   ----------  -------------- ------------
                                                                         14     78.06    1,448,796      51,672,592    2,141,708
                                                                      -----    ------   ----------  -------------- ------------
Los Angeles / Orange County, California
 Central Los Angeles                                 1997                 3    100.00      568,371      22,101,838      105,247
 I-5 / Mid-Counties                               1995, 1997              6    100.00      623,390      22,848,782    1,392,849
 I-
  5 / North-Central Orange County                    1996                 2    100.00    1,182,051      38,652,232      869,720
 I-5 / South Orange
  County                                          1996, 1997              6     81.68      666,899      28,103,992      363,987
 Irvine / Orange
  County Airport                                     1994                 1    100.00      100,000       4,349,855      369,770
                                                                      -----    ------   ----------  -------------- ------------
                                                                         18     96.11    3,140,711     116,056,699    3,101,573
                                                                      -----    ------   ----------  -------------- ------------
Louisville, Kentucky
 I-264 / Riverport                                1995, 1996              2    100.00      623,900      10,818,144      294,098
                                                                      -----    ------   ----------  -------------- ------------
                                                                          2    100.00      623,900      10,818,144      294,098
                                                                      -----    ------   ----------  -------------- ------------
Lyons, France
 L'Isle d'Abeau                                      1997                 1    100.00      296,720       8,307,938          --
                                                                      -----    ------   ----------  -------------- ------------
                                                                          1    100.00      296,720       8,307,938          --
                                                                      -----    ------   ----------  -------------- ------------
                                          LONG-TERM
                                           MORTGAGE
                                             DEBT
                                         ------------
Houston, Texas
 I-10 / Central
  Business District                              None
 I-10 / West / Post
  Oak                                            None
 I-610 / East / Hobby                            None
 I-610 / North                                   None
 Northwest / U.S. 290                            None
                                         ------------
                                                 None
                                         ------------
Indianapolis, Indiana
 I-465 / Northwest                               None
 I-69 / Northeast                                None
 I-70 / East                                     None
 I-70 / West                                     None
 I-70 Southwest /
  Indianapolis                                   None
                                         ------------
                                                 None
                                         ------------
Kansas City, Kansas /
 Missouri
 I-35 / Overland Park                            None
 I-35 / South
  Corridor                                       None
 I-35 / Wyandotte                                None
 I-70 / Riverside                        $ 14,671,773
                                         ------------
                                           14,671,773
                                         ------------
Las Vegas, Nevada
 Airport / Southwest                        8,968,101
 I-15 / North                                 336,397
 I-515 / Henderson                               None
                                         ------------
                                            9,304,498
                                         ------------
Los Angeles / Orange County, California
 Central Los Angeles                             None
 I-5 / Mid-Counties                              None
 I-
  5 / North-Central Orange County                None
 I-5 / South Orange
  County                                         None
 Irvine / Orange
  County Airport                                 None
                                         ------------
                                                 None
                                         ------------
Louisville, Kentucky
 I-264 / Riverport                               None
                                         ------------
                                                 None
                                         ------------
Lyons, France
 L'Isle d'Abeau                                  None
                                         ------------
                                                 None
                                         ------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                          PERCENTAGE  RENTABLE        SCI       ACCUMULATED   LONG-TERM
                             YEAR ACQUIRED         NO. OF OCCUPANCY    SQUARE      INVESTMENT   DEPRECIATION   MORTGAGE
                              OR COMPLETED         BLDGS.    (1)     FOOTAGE (2)      (1)           (1)          DEBT
                             -------------         ------ ---------- ----------- -------------- ------------ ------------
Memphis, Tennessee
 I-240 / Southeast       1994, 1995, 1996, 1997       28     92.83%   2,994,776  $   55,928,321 $  3,784,666 $    423,953
                                                   -----    ------   ----------  -------------- ------------ ------------
                                                      28     92.83    2,994,776      55,928,321    3,784,666      423,953
                                                   -----    ------   ----------  -------------- ------------ ------------
Monterrey, Mexico
 Apodaca                          1997                 3    100.00      210,743       7,461,379      103,101         None
                                                   -----    ------   ----------  -------------- ------------ ------------
                                                       3    100.00      210,743       7,461,379      103,101         None
                                                   -----    ------   ----------  -------------- ------------ ------------
Nashville, Tennessee
 I-24 / Southeast        1994, 1995, 1996, 1997       21     97.09    2,099,467      44,520,927    3,187,954         None
 I-40 / Southeast              1995, 1996              3    100.00      154,500       4,606,309      336,890         None
                                                   -----    ------   ----------  -------------- ------------ ------------
                                                      24     97.29    2,253,967      49,127,236    3,524,844         None
                                                   -----    ------   ----------  -------------- ------------ ------------
New Jersey / I-95
 Corridor
 Meadowlands                      1996                 1    100.00      530,000      17,025,078      720,549         None
 Route 287 / Exit 10
  I-95(4)                      1996, 1997              7    100.00    1,428,644      39,290,529    1,113,298         None
                                                   -----    ------   ----------  -------------- ------------ ------------
                                                       8    100.00    1,958,644      56,315,607    1,833,847         None
                                                   -----    ------   ----------  -------------- ------------ ------------
Oklahoma City,
 Oklahoma
 I-40 / Southwest              1993, 1994              6     98.75      639,942      10,074,377    1,131,026         None
                                                   -----    ------   ----------  -------------- ------------ ------------
                                                       6     98.75      639,942      10,074,377    1,131,026         None
                                                   -----    ------   ----------  -------------- ------------ ------------
Orlando, Florida
 East Orlando /
  Titusville (9)                  1994                 1     24.64       51,383      1 ,969,402      174,081    4,807,647(10)
 I-4 / 33rd Street
  (4)(9)                    1994, 1995, 1996           9    100.00      489,891      13,989,070      938,976      888,459(5)(10)
 Orlando Central
  Park                         1994, 1997              3    100.00      463,414      10,732,673      556,513         None
                                                   -----    ------   ----------  -------------- ------------ ------------
                                                      13     96.15    1,004,688      26,691,145    1,669,570    5,696,106
                                                   -----    ------   ----------  -------------- ------------ ------------
Paris, France
 CDG/North                        1997                 1    100.00      290,090       7,267,298       85,352         None
                                                   -----    ------   ----------  -------------- ------------ ------------
                                                       1    100.00      290,090       7,267,298       85,352         None
                                                   -----    ------   ----------  -------------- ------------ ------------
Phoenix, Arizona
 I-10 / Central             1993, 1994, 1995           4     97.07      341,407       7,685,656      831,145         None
 I-10 / West                   1993, 1994             11     92.47      602,329      12,261,242    1,369,975         None
 Tempe                         1992, 1996              7     95.98      646,872      19,864,671    1,283,631         None
                                                   -----    ------   ----------  -------------- ------------ ------------
                                                      22     94.88    1,590,608      39,811,569    3,484,751         None
                                                   -----    ------   ----------  -------------- ------------ ------------
Portland, Oregon
 I-5 / Columbia
  Corridor            1993, 1994, 1995, 1996, 1997    14     91.02      950,823      30,935,340    1,918,331      349,281
 I-5 / Wilsonville             1995, 1996              6    100.00      379,000      14,440,133      765,534      146,675
 Sunset Corridor                  1997                 4     38.62      172,200       7,726,737          --          None
                                                   -----    ------   ----------  -------------- ------------ ------------
                                                      24     87.28    1,502,023      53,102,210    2,683,865      495,956
                                                   -----    ------   ----------  -------------- ------------ ------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                           PERCENTAGE  RENTABLE        SCI       ACCUMULATED   LONG-TERM
                              YEAR ACQUIRED         NO. OF OCCUPANCY    SQUARE      INVESTMENT   DEPRECIATION   MORTGAGE
                               OR COMPLETED         BLDGS.    (1)     FOOTAGE (2)      (1)           (1)          DEBT
                              -------------         ------ ---------- ----------- -------------- ------------ ------------
Reno, Nevada
 I-80 / Sparks            1993, 1994, 1995, 1996       15     97.74%   1,225,586  $   35,538,277 $  3,200,011         None
 I-80 / East                       1997                 1      0.00      256,000       5,734,496          --          None
 U.S. 395 / Reno
  North                            1996                 2     94.91      473,816      14,152,926       84,030         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                       18     84.26    1,955,402      55,425,699    3,284,041         None
                                                    -----    ------   ----------  -------------- ------------ ------------
Reynosa, Mexico
 Reynosa Industrial
  Park                             1997                 2     40.00      150,000       4,310,915       18,658         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        2     40.00      150,000       4,310,915       18,658         None
                                                    -----    ------   ----------  -------------- ------------ ------------
Rio Grande Valley
 (Brownsville), Texas
 I-77 / Lower Valley            1995, 1997             14     84.29      916,746      23,528,902    1,463,456 $  3,218,530
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                       14     84.29      916,746      23,528,902    1,463,456    3,218,530
                                                    -----    ------   ----------  -------------- ------------ ------------
Rotterdam,
 Netherlands
 South                             1997                 1    100.00      138,285       7,782,739      147,153         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        1    100.00      138,285       7,782,739      147,153         None
                                                    -----    ------   ----------  -------------- ------------ ------------
Salt Lake City, Utah
 I-15 / Clearfield              1995, 1996              3    100.00      932,708      20,808,354      973,791         None
 I-215 / Central                   1995                 2     74.85      299,000       9,030,124      664,489         None
 I-80 / North                   1994, 1996              2     90.72      361,960      11,767,351      466,747         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        7     93.17    1,593,668      41,605,829    2,105,027         None
                                                    -----    ------   ----------  -------------- ------------ ------------
San Antonio, Texas
 I-10 / Central
  Business District             1992, 1994              2     89.71      147,751       3,520,579      467,224         None
 I-35 / Central (9)    1992, 1993, 1994, 1995, 1996    28     98.30    2,592,027      56,415,019    5,825,658         None
 I-35 / North          1993, 1994, 1995, 1996, 1997    20     89.17    1,366,237      37,472,550    2,634,874         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                       50     94.96    4,106,015      97,408,148    8,927,756         None
                                                    -----    ------   ----------  -------------- ------------ ------------
San Diego, California
 Rancho Bernardo / I-
  15                            1996, 1997              3    100.00      329,427      13,292,242          --          None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        3    100.00      329,427      13,292,242          --          None
                                                    -----    ------   ----------  -------------- ------------ ------------
Seattle, Washington
 I-405 / Kent Valley         1994, 1995, 1997           6     86.95      695,923      27,558,791    1,479,921      187,330
 I-5 / Tacoma                      1996                 3     51.83      339,623      13,487,594      178,550         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        9     75.43    1,035,546      41,046,385    1,658,471      187,330
                                                    -----    ------   ----------  -------------- ------------ ------------
South Bay (San
 Francisco),
 California
 Fremont / Newark (6)  1993, 1994, 1995, 1996, 1997    63     99.76    2,886,818     185,964,534   16,693,495   21,770,809(7)
 I-880 / North San
  Jose                             1994                 5    100.00      507,310      19,631,468    2,202,619         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                       68     99.80    3,394,128     205,596,002   18,896,114   21,770,809
                                                    -----    ------   ----------  -------------- ------------ ------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                      PERCENTAGE  RENTABLE        SCI       ACCUMULATED   LONG-TERM
                            YEAR ACQUIRED      NO. OF OCCUPANCY    SQUARE      INVESTMENT   DEPRECIATION   MORTGAGE
                             OR COMPLETED      BLDGS.    (1)     FOOTAGE (2)      (1)           (1)          DEBT
                            -------------      ------ ---------- ----------- -------------- ------------ ------------
St. Louis, Missouri
 Earth City (3)                  1997              5     95.86%     649,689  $   17,330,331 $    207,424 $  2,421,179
 Hazelwood                       1997              1    100.00       61,200       1,591,160       11,212      947,244
 I-270 Westport                  1997              5     99.42      274,844       8,378,557       36,532    5,225,170
                                               -----    ------   ----------  -------------- ------------ ------------
                                                  11     97.11      985,733      27,300,048      255,168    8,593,593
                                               -----    ------   ----------  -------------- ------------ ------------
Tampa, Florida
 Airport / Tampa West
  (4)(9)                   1994, 1995, 1996       23     94.26      883,505      36,723,759    2,903,412   11,328,985(5)(10)
 I-4 / Lakeland                  1994              1    100.00      247,018       6,795,731      690,744         None
 I-75 / Tampa East
  (4)(9)                1994, 1995, 1996, 1997    28     95.14    1,853,407      62,073,054    4,920,367   15,062,506(5)
 Pinellas / St.
  Petersburg (4)(9)              1994              5     93.61       83,632       2,112,297      191,703      738,717(5)
                                               -----    ------   ----------  -------------- ------------ ------------
                                                  57     95.23    3,067,562     107,704,841    8,706,226   27,130,208
                                               -----    ------   ----------  -------------- ------------ ------------
Tulsa, Oklahoma
 I-44 / Broken Arrow
  Expressway (4)              1993, 1994          10     90.22      573,333      12,897,836    1,301,761      654,800(5)
                                               -----    ------   ----------  -------------- ------------ ------------
                                                  10     90.22      573,333      12,897,836    1,301,761      654,800
                                               -----    ------   ----------  -------------- ------------ ------------
Washington, D.C. /
 Baltimore
 I-395 / Alexandria           1994, 1996          11    100.00      691,077      31,384,250    2,002,725         None
 I-695 / Southwest            1995, 1996           6     83.98      620,075      17,357,369      776,851         None
 I-95 / Capitol Heights       1996, 1997           2     44.30      273,135      10,647,208      198,824         None
 I-95 / Corridor                 1997              2     23.44      307,194      10,514,466      103,651         None
 I-95 / Landover                 1994              5     94.07      384,349      16,663,780    1,419,472         None
 I-95 / Northeast /
  Beltsville                     1994              3     81.66      248,981      11,478,781      967,774         None
 I-66 / Dulles             1995, 1996, 1997        6     95.83      775,215      27,689,241      830,799         None
                                               -----    ------   ----------  -------------- ------------ ------------
                                                  35     82.20    3,300,026     125,735,095    6,300,096         None
                                               -----    ------   ----------  -------------- ------------ ------------
Other Locations
 (4)(9)(11)
 Other                     1991, 1994, 1996        7     95.89      389,192      10,205,154      787,123      535,152(5)
                                               -----    ------   ----------  -------------- ------------ ------------
                                                   7     95.89      389,192      10,205,154      787,123      535,152
                                               -----    ------   ----------  -------------- ------------ ------------
  TOTAL OPERATING
   PROPERTIES OWNED AT
   DECEMBER 31, 1997                           1,005     92.02%  90,842,484  $2,628,052,181 $171,524,993 $128,282,337
                                               =====    ======   ==========  ============== ============ ============

                                                                                                  LONG-
                                          YEAR OF           RENTABLE     BUDGETED   ACCUMULATED    TERM
                                          EXPECTED  NO. OF   SQUARE    DEVELOPMENT  DEPRECIATION MORTGAGE
                                         COMPLETION BLDGS. FOOTAGE (2)  COST (12)       (1)        DEBT
                                         ---------- ------ ----------- -----------  ------------ --------
PROPERTIES UNDER DEVELOPMENT
 AT DECEMBER 31, 1997 (13)(14)
Amsterdam, Netherlands
 Airport                                    1998       1      122,042  $  9,849,729     N/A          None
Atlanta, Georgia
 I-85 / Airport                             1998       2      210,800     9,308,457     N/A          None
 I-85 / Northeast                           1998       3      367,600    12,306,977     N/A          None
Charlotte, North Carolina
 I-85 / Northeast                           1998       2      192,923     6,442,290     N/A          None
Chicago, Illinois
 Army Trail Corridor / Chicago              1998       1      112,950     4,687,578     N/A          None
 I-55 Corridor                              1998       1      183,100     6,912,004     N/A          None
 I-90 / O'Hare                              1998       1      250,799     8,948,835     N/A          None
 South Cook County                          1998       1      464,818    12,319,103     N/A          None
Cincinnati, Ohio
 I-75 South / N. Kentucky                   1998       1      136,000     4,084,902     N/A          None
 I-75 North / Cincinnati                    1998       1      123,760     5,180,508     N/A      $377,615
Columbus, Ohio
 I-270 / Southwest                          1998       1      188,800     4,995,777     N/A          None
Dallas/Fort Worth, Texas
 I-30 / Great Southwest                     1998       2      198,600     6,362,175     N/A          None
 I-635 / Valwood                            1998       2      168,184     5,426,352     N/A          None
 I-635 / DFW Airport                        1998       1      127,394     3,830,749     N/A          None
Denver, Colorado
 I-70 / Northeast                           1998       2      199,311     7,685,621     N/A          None
East Bay (San Francisco), California
 Tracy                                      1998       2      176,400     6,192,648     N/A          None
El Paso, Texas
 I-10 / Northwest                           1998       1       58,081     1,945,514     N/A          None
Fort Lauderdale / Miami, Florida
 Airport West                               1998       1       64,960     2,996,790     N/A          None
Indianapolis, Indiana
 I-70 Southwest / Indianapolis              1998       1      190,400     5,456,273     N/A          None
Juarez, Mexico
 Southeast                                  1998       3      222,500     8,598,201     N/A          None
Los Angeles / Orange County, California
 I-5 / Mid-Counties                         1998       2      718,628    31,954,665     N/A          None
 I-5 / South Orange County                  1998       2      294,230    12,977,455     N/A          None
Louisville, Kentucky
 I-264 / Riverport                          1998       1      216,000     5,612,226     N/A          None
Monterrey, Mexico
 Apodaca                                    1998       2      247,500     8,875,327     N/A          None

                                                         RENTABLE                             LONG-
                                        YEAR OF           SQUARE     BUDGETED   ACCUMULATED    TERM
                                        EXPECTED  NO. OF  FOOTAGE  DEVELOPMENT  DEPRECIATION MORTGAGE
                                       COMPLETION BLDGS.    (2)     COST (12)       (1)        DEBT
                                       ---------- ------ --------  -----------  ------------ --------
New Jersey / I-95 Corridor
 Meadowlands                              1998       1     460,557 $ 19,871,572     N/A          None
 Route 535 / Exit 8A I-95                 1998       2     617,600   24,843,886     N/A          None
Orlando, Florida
 Orlando Central Park                     1998       2     178,388    6,177,508     N/A          None
Phoenix, Arizona
 Tempe                                    1998       3     167,772    7,087,783     N/A          None
Portland, Oregon
 I-205 / Clackamas                        1998       1     125,840    5,070,400     N/A          None
 I-5 / Columbia Corridor                  1998       2     191,500    7,700,686     N/A          None
Reno, Nevada
 U.S. 395 / Reno North                    1998       1     155,200    5,187,726     N/A          None
Reynosa, Mexico
 Reynosa Industrial Park                  1998       2     175,000    6,383,402     N/A          None
Rio Grande Valley (Brownsville),
 Texas
 I-77 / Lower Valley                      1998       1     210,000    5,977,733     N/A          None
Rotterdam, Netherlands
 South                                    1998       1     181,911    8,413,499     N/A          None
South Bay (San Francisco), California
 Fremont / Newark                         1998       2     139,645    8,916,068     N/A          None
Tampa, Florida
 I-75 / Tampa East                        1998       2     149,861    6,211,172     N/A          None
Washington, D.C. / Baltimore
 I-66 / Dulles                            1998       3     156,800    7,901,865     N/A          None
 I-95 / Corridor                          1998       1     185,500    7,530,550     N/A          None
 I-95 / Landover                          1998       1     110,842    6,457,772     N/A          None
                                                   ---   --------- ------------              --------
  TOTAL PROPERTIES UNDER
   DEVELOPMENT AT DECEMBER 31, 1997
   (13)(14)                                         62   8,442,196 $326,681,778              $377,615
                                                   ===   ========= ============              ========

                                                                      BUDGETED        SCI       ACCUMULATED   LONG-TERM
                                               YEAR          ACREAGE DEVELOPMENT   INVESTMENT   DEPRECIATION   MORTGAGE
                                             ACQUIRED          (2)      COST          (1)           (1)          DEBT
                                             --------        ------- ----------- -------------- ------------ ------------
LAND HELD FOR DEVELOPMENT
 AT DECEMBER 31, 1997
Atlanta, Georgia
 I-20 / West / Fulton                       1994, 1996         43.4      N/A     $    1,952,059     N/A              None
 I-85 / Northeast                              1997            56.7      N/A          4,231,022     N/A              None
Austin, Texas
 I-35 / Central                             1994, 1996         21.5      N/A          1,084,456     N/A              None
 I-35 / North / Mopac                          1994            20.4      N/A          1,368,315     N/A              None
 I-35 / South                                  1996             4.2      N/A            588,259     N/A              None
Charlotte, North Carolina
 I-85 / North Charlotte                        1997             7.9      N/A            351,433     N/A              None
 I-85 / Northeast                     1994, 1995, 1996, 1997   37.3      N/A          2,231,757     N/A              None
Chicago, Illinois
 Army Trail Corridor / Chicago              1996, 1997         68.1      N/A          8,098,263     N/A              None
 I-55 Corridor                                 1997            29.6      N/A          3,436,609     N/A              None
 I-90 / O'Hare                              1996, 1997         41.1      N/A         10,533,869     N/A              None
Cincinnati, Ohio
 I-75 / South / N. Kentucky                    1997            13.6      N/A          1,287,698     N/A              None
 I-75 North / Cincinnati                    1996, 1997         71.8      N/A          3,811,877     N/A              None
Columbus, Ohio
 I-270 / West                                  1996             8.0      N/A            339,699     N/A              None
 I-270 / Southwest                    1994, 1995, 1996, 1997   56.8      N/A          2,178,350     N/A              None
Dallas/Fort Worth, Texas
 I-30 / Great Southwest                     1996, 1997         26.1      N/A          2,885,587     N/A              None
 I-635 / Valwood                               1995            11.7      N/A            978,806     N/A              None
 I-820 / North Fort Worth                      1997            25.3      N/A          3,252,918     N/A              None
Denver, Colorado
 I-70 / Northeast                           1994, 1997         36.7      N/A          3,197,209     N/A              None
East Bay (San Francisco), California
 Tracy                                         1996             4.6      N/A            555,261     N/A              None
El Paso, Texas
 I-10 / East /Vista Del Sol           1993, 1994, 1995, 1996   47.9      N/A          2,793,799     N/A              None
 I-10 / Northwest                           1991, 1992        164.1      N/A          6,847,299     N/A              None
Fort Lauderdale/Miami, Florida
 I-95 / Hollywood                              1996            31.8      N/A          5,573,149     N/A              None
Houston, Texas
 North Houston / Airport                       1997             5.9      N/A            455,523     N/A              None
 Northwest / U. S. 290                      1993, 1997        105.3      N/A          7,553,613     N/A              None
Indianapolis, Indiana
 I-69 / Northeast                              1994             6.1      N/A            491,036     N/A              None
 I-70 Southwest / Indianapolis                 1996            25.3      N/A          1,519,471     N/A              None
Juarez, Mexico
 Southeast                                     1997            18.4      N/A          3,247,678     N/A              None
Las Vegas, Nevada
 I-15 / North                            1993, 1995, 1997      63.1      N/A          6,100,400     N/A      $    466,100
 I-515 / Henderson                          1995, 1996         26.2      N/A          2,988,404     N/A              None

                                                                       BUDGETED                  ACCUMULATED   LONG-TERM
                                                YEAR          ACREAGE DEVELOPMENT SCI INVESTMENT DEPRECIATION   MORTGAGE
                                              ACQUIRED          (2)      COST          (1)           (1)          DEBT
                                              --------        ------- ----------- -------------- ------------ ------------
Los Angeles/Orange County, California
 I-5 / Mid-Counties                             1997             21.3     N/A     $    7,940,859     N/A              None
 I-5 / South Orange County                   1995, 1996          36.6     N/A          7,725,744     N/A              None
Louisville, Kentucky
 I-264 / Riverport                           1996, 1997           3.9     N/A            151,955     N/A              None
Memphis, Tennessee
 I-240 / Southeast                              1997             68.3     N/A          3,493,840     N/A              None
Nashville, Tennessee
 I-24 / Southeast                               1996             33.7     N/A          2,362,659     N/A              None
New Jersey / I-95 Corridor
 Meadowlands                                    1997              8.5     N/A          1,602,318     N/A              None
 Route 535 / Exit 8A I-95                       1997             48.9     N/A          4,317,109     N/A              None
 Suburban New York East (18)                    1997              6.7     N/A          3,999,930     N/A      $  3,900,000
Orlando, Florida
 Orlando Central Park                           1996             42.2     N/A          3,330,262     N/A              None
Phoenix, Arizona
 Tempe                                       1992, 1996           9.6     N/A          1,299,916     N/A              None
Portland, Oregon
 I-205 / Clackamas                              1997             24.7     N/A          3,769,206     N/A              None
 I-5 / Columbia Corridor                        1997             10.2     N/A            808,322     N/A              None
 Sunset Corridor                             1996, 1997          28.3     N/A          3,972,160     N/A              None
Reno, Nevada
 U.S. 395 / Reno North                          1995             10.1     N/A          1,026,913     N/A              None
Reynosa, Mexico
 Reynosa Industrial Park                        1997             12.9     N/A            951,962     N/A              None
Rio Grande Valley (Brownsville),
 Texas
 I-77 / Lower Valley                            1995             14.8     N/A            439,288     N/A              None
Salt Lake City, Utah
 I-15 / Clearfield                              1997              4.5     N/A            127,000     N/A              None
 I-215 / Central                                1996             30.9     N/A          2,797,469     N/A              None
 I-80 / North                                1994, 1995          27.3     N/A          1,827,520     N/A              None
San Antonio, Texas
 I-35 / Central                              1994, 1996          25.9     N/A          2,249,064     N/A              None
 I-35 / North                                1996, 1997          32.3     N/A          2,939,098     N/A              None
Seattle, Washington
 I-405 / Kent Valley                            1994              6.2     N/A          1,248,137     N/A             1,959
Tampa, Florida
 I-75 / Tampa East                        1994, 1995, 1997       73.6     N/A          5,485,476     N/A              None
Washington, D.C. / Baltimore
 I-95 / Capitol Heights                         1994             12.6     N/A          1,369,770     N/A              None
 I-95 / Corridor                                1996             29.5     N/A          4,475,500     N/A              None
                                                              -------             --------------              ------------
  TOTAL LAND HELD FOR DEVELOPMENT
   AT DECEMBER 31, 1997 (16)                                  1,702.4             $  159,645,296              $  4,368,059
                                                              =======             ==============              ============

                                   BUDGETED        SCI       ACCUMULATED   LONG-TERM
                         ACREAGE DEVELOPMENT    INVESTMENT   DEPRECIATION   MORTGAGE
                           (2)       COST          (1)           (1)          DEBT
                         ------- ------------ -------------- ------------ ------------
LAND SUBJECT TO FIXED
 PRICE OPTIONS OR
 RIGHTS OF FIRST
 REFUSAL AT
 DECEMBER 31, 1997
OPTIONS
-------
Amsterdam, Netherlands
 Airport                    4.9      N/A           N/A           N/A              None
Chicago, Illinois
 I-55 Corridor             25.9      N/A           N/A           N/A              None
 South Cook County          4.0      N/A           N/A           N/A              None
Cincinnati, Ohio
 I-75 North /
  Cincinnati               42.8      N/A           N/A           N/A              None
Columbus, Ohio
 I-270 / Southwest         38.8      N/A           N/A           N/A              None
East Bay (San
 Francisco), California
 Tracy                    309.0      N/A           N/A           N/A              None
Louisville, Kentucky
 I-264 / Riverport         20.6      N/A           N/A           N/A              None
New Jersey / I-95
 Corridor
 Route 535 / Exit 8A I-
  95                       57.7      N/A           N/A           N/A              None
South Bay (San
 Francisco), California
 Fremont/Newark            23.1      N/A           N/A           N/A              None
Tampa, Florida
 I-75 / Tampa East          0.9      N/A           N/A           N/A              None
                          -----
  TOTAL OPTIONS AT
   DECEMBER 31, 1997
   (17)                   527.7
                          =====
RIGHTS OF FIRST REFUSAL
-----------------------
Indianapolis, Indiana
 I-70 Southwest /
  Indianapolis             14.4      N/A           N/A           N/A              None
South Bay (San
 Francisco), California
 Fremont/Newark            21.8      N/A           N/A           N/A              None
                          -----  ------------ -------------- ------------ ------------
  TOTAL RIGHTS OF FIRST
   REFUSAL AT DECEMBER
   31, 1997                36.2
                          =====
  TOTAL OPTIONS AND
   RIGHTS OF FIRST
   REFUSAL AT
   DECEMBER 31, 1997      563.9
                          =====
  GRAND TOTAL AT
   DECEMBER 31, 1997             $326,681,778 $2,787,697,477 $171,524,993 $133,028,011
                                 ============ ============== ============ ============

                                      PERCENTAGE    RENTABLE       SCI     LONG-TERM
                        YEAR   NO. OF OCCUPANCY  SQUARE FOOTAGE INVESTMENT MORTGAGE
                      ACQUIRED BLDGS     (1)          (2)          (1)       DEBT
                      -------- ------ ---------- -------------- ---------- ---------
OPERATING PROPERTIES
 ACQUIRED
 IN JANUARY 1998
Columbus, Ohio
 I-270 / West           1998      2     87.29%      136,206     $3,100,500   None
                                ---     ------      -------     ----------   ----
  TOTAL FOR OPERATING
   PROPERTIES
   ACQUIRED IN
   JANUARY 1998                   2     87.29%      136,206     $3,100,500   None
                                ===     ======      =======     ==========   ====

                                       YEAR OF             RENTABLE     BUDGETED   LONG-TERM
                                       EXPECTED  NO. OF SQUARE FOOTAGE DEVELOPMENT MORTGAGE
                                      COMPLETION BLDGS.      (2)        COST (12)    DEBT
                                      ---------- ------ -------------- ----------- ---------
JANUARY 1998 DEVELOPMENT STARTS (15)
Amsterdam, Netherlands
 Airport                                 1998       1       140,427    $ 9,470,277   None
Charlotte, North Carolina
 I-77 / Southwest                        1998       1       154,400      4,540,641   None
Chicago, Illinois
 Army Trail Corridor / Chicago           1998       1       247,200      9,568,523   None
Fort Lauderdale / Miami, Florida
 I-95 / Hollywood                        1998       1       126,600      5,950,917   None
Houston, Texas
 Northwest / U.S. 290                    1998       2       280,000      8,731,018   None
Louisville, Kentucky
 I-264 / Riverport                       1998       1       192,000      4,409,060   None
Memphis, Tennessee
 I-240 / Southeast                       1998       1       504,000     12,804,583   None
Reynosa, Mexico
 Del Norte Industrial Park               1998       2       197,544      7,907,120   None
San Antonio, TX
 I-35 / Central                          1998       2       213,800      6,682,108   None
Other Locations                          1998       1       243,000      6,612,629   None
                                                  ---     ---------    -----------   ----
  TOTAL JANUARY 1998 DEVELOPMENT
   STARTS                                          13     2,298,971    $76,676,876   None
                                                  ===     =========    ===========   ====

N/ANot Applicable
 (1) Percentage Occupancy is as of December 31, 1997 for operating properties owned at December 31, 1997. Operating properties at December 31, 1997 includes recently completed development properties in initial lease-up (2.9 million square feet completed in the fourth quarter of 1997) which impacts the overall occupancy percentage at December 31, 1997. SCI's investment is as of December 31, 1997 for operating properties owned and land held for development at December 31, 1997. Depreciation is determined using the straight-line method over 30 years for buildings acquired, over 40 years for building developed and over 10 years for tenant improvements.
 (2) Square footage is shown for operating properties and properties under development; acreage is shown for land held for future development and land subject to fixed price options and rights of first refusal.
 (3) In the Charlotte, Dallas, Denver, East-Bay (San Francisco), El Paso and St. Louis markets, an aggregate of 1,928,194 square feet is owned through SCI Limited Partnership-II, of which SCI is general partner and owns 97.6%. The square footage and investment included in the table represent 100.0% of the property owned by the partnership.
 (4) In the Cincinnati, Fort Lauderdale/Miami, New Jersey, Orlando, Tampa, Tulsa markets and one other location, 2,059,851 square feet are owned through SCI Limited Partnership-IV, of which SCI IV, Inc., a wholly owned subsidiary of SCI, is the general partner and owns 96.7%. The square footage and investment included in the table represent 100% of the property owned by the partnership.
 (5) Includes 1,925,138 square feet owned by SCI Limited Partnership-IV pledged to secure four long-term mortgage notes totalling $33,196,968 as of December 31, 1997.
 (6) In the East Bay (San Francisco) and South Bay (San Francisco) markets, 3,890,745 square feet are owned through SCI Limited Partnership-I, of which SCI is the general partner and owns 68.7%. The square footage and investment included in the table represent 100.0% of the property owned by the partnership.
 (7) Includes 1,205,420 square feet owned by SCI Limited Partnership-I pledged to secure four long-term mortgage notes totalling $27,340,179 as of December 31, 1997.
 (8) Includes 144,000 square feet owned by SCI Limited Partnership-II pledged to secure long-term mortgage notes totalling $2,647,053 as of December 31, 1997.
 (9) In Chicago, Fort Lauderdale/Miami, Orlando, San Antonio, Tampa and one other location, 1,231,455 square feet are owned through SCI Limited Partnership-III, including 80,000 square feet owned in co-tenancy with an unrelated third party. SCI is the general partner of SCI Limited Partnership-III and owns 80.6%. The square footage and investment included in the table represent 100.0% of the property owned by the partnership.
(10) Includes 272,864 square feet (of which 80,000 square feet are owned in co-tenancy) owned by SCI Limited Partnership-III pledged to secure four long-term mortgage notes totalling $4,964,625 as of December 31, 1997.
(11) Includes 136,000 square feet in which SCI has a 70.0% joint venture interest. The square footage and investment included in the table represent 100.0% of the property owned by the joint venture.
(12) Represents the total budgeted development costs for properties under development, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than costs incurred to date.
(13) Includes 2,250,734 square feet in the design and permitting stage.
(14) Includes 1,176,174 square feet currently undergoing rehabilitation.
(15) During January 1998, SCI completed shell construction and transferred to its operating property portfolio 12 buildings in 10 target markets totalling 1,542,887 square feet.
(16) During January 1998, SCI acquired land totalling 16.3 net acres, commenced development of 77.7 net acres and disposed of 6.7 acres resulting in an inventory of land held for development at January 31, 1998 of 1,634.3 net acres.
(17) Fixed price options to acquire 22.5 acres expired January 31, 1998, bringing total land subject to fixed price options at January 31, 1998 to
     541.4 acres.
(18) On January 12, 1998, SCI sold a 6.7 acre parcel of land with a historical cost of $4.0 million and a long-term mortgage debt of $3.9 million.

 Geographic Distribution

  Substantially all of SCI's distribution properties are located in 44 target market cities. The table below demonstrates the geographic distribution of SCI's equity real estate investments as of December 31, 1997 and 1996. This chart does not include land held for future development, which was less than 6% of assets, based on cost at December 31, 1997 and 1996.

                                     PERCENTAGE OF ASSETS BASED ON COST (1)(2)
                                    -------------------------------------------
                                      DECEMBER 31, 1997     DECEMBER 31, 1996
                                    --------------------- ---------------------
                                               PERCENTAGE            PERCENTAGE
                                               OF ASSETS             OF ASSETS
                                    NUMBER OF   BASED ON  NUMBER OF   BASED ON
                                    PROPERTIES   COST(1)  PROPERTIES   COST(1)
                                    ---------- ---------- ---------- ----------
U.S. Markets
  Atlanta, Georgia.................    107        8.16%      100        8.08%
  Austin, Texas....................     32        2.25        35        3.05
  Birmingham, Alabama..............      6        1.14         6        1.34
  Charlotte, North Carolina........     27        2.48        23        2.53
  Chattanooga, Tennessee...........      5        0.51         5        0.61
  Chicago, Illinois................     36        4.93        28        4.29
  Cincinnati, Ohio.................     38        2.86        30        2.44
  Columbus, Ohio...................     17        2.08        15        2.10
  Dallas/Fort Worth, Texas.........     67        5.38        63        4.98
  Denver, Colorado.................     23        2.20        22        2.31
  East Bay (San Francisco), Cali-
   fornia..........................     44        4.09        42        4.60
  El Paso, Texas...................     26        2.64        22        2.51
  Fort Lauderdale/Miami, Florida...      7        1.02         3        0.72
  Houston, Texas...................     70        4.68        70        5.54
  Indianapolis, Indiana............     42        3.79        48        4.74
  Kansas City, Kansas/Missouri.....     28        1.78        28        2.11
  Las Vegas, Nevada................     14        1.75        14        2.12
  Los Angeles/Orange County, Cali-
   fornia..........................     22        5.45        15        3.88
  Louisville, Kentucky.............      3        0.55         2        0.43
  Memphis, Tennessee...............     28        1.89        26        2.05
  Nashville, Tennessee.............     24        1.66        24        1.93
  New Jersey/I-95 Corridor.........     11        3.42         6        1.94
  Oklahoma City, Oklahoma..........      6        0.34        10        0.57
  Orlando, Florida.................     15        1.11        13        1.05
  Phoenix, Arizona.................     25        1.59        22        1.58
  Portland, Oregon.................     27        2.23        25        2.44
  Reno, Nevada.....................     19        2.05        17        1.93
  Rio Grande Valley (Brownsville),
   Texas...........................     15        1.00        14        0.97
  Salt Lake City, Utah.............      7        1.41         8        2.26
  San Antonio, Texas...............     50        3.30        61        4.46
  San Diego, California............      3        0.45         3        0.54
  Seattle, Washington..............      9        1.39         9        1.59
  South Bay (San Francisco), Cali-
   fornia..........................     70        7.26        66        7.64
  St. Louis, Missouri..............     11        0.92        --          --
  Tampa, Florida...................     59        3.85        60        4.39
  Tulsa, Oklahoma..................     10        0.44        10        0.50
  Washington, D.C./Baltimore.......     40        5.00        35        4.98
  Other............................      7        0.34         9        0.80

                                      PERCENTAGE OF ASSETS BASED ON COST (1)(2)
                                     --------------------------------------------
                                       DECEMBER 31, 1997      DECEMBER 31, 1996
                                     ---------------------- ---------------------
                                                 PERCENTAGE            PERCENTAGE
                                                 OF ASSETS             OF ASSETS
                                     NUMBER OF    BASED ON  NUMBER OF   BASED ON
                                     PROPERTIES    COST(1)  PROPERTIES   COST(1)
                                     ----------  ---------- ---------- ----------
International Markets
  Amsterdam, Netherlands............       1         0.33       --           --
  Juarez, Mexico....................       3         0.29       --           --
  Lyons, France.....................       1         0.28       --           --
  Monterrey, Mexico.................       5         0.55       --           --
  Paris, France.....................       1         0.25       --           --
  Reynosa, Mexico...................       4         0.36       --           --
  Rotterdam, Netherlands............       2         0.55       --           --
                                       -----       ------      ---       ------
  Total.............................   1,067(3)    100.00%     989(4)    100.00%
                                       =====       ======      ===       ======

--------
(1) Includes properties under development at their budgeted total development costs, rather than costs incurred to date.
(2) Does not include refrigerated warehousing facilities.
(3) Includes 62 buildings under development.
(4)  Includes 47 buildings under development.

  Consistent with SCI's strategy to build a critical mass in the three key target markets of Chicago, Los Angeles and the New Jersey/I-95 corridor, the combined percentage of real estate investments for these markets to SCI's total real estate investments, increased from 10.11% at December 31, 1996 to 13.80% at December 31, 1997.

  There are numerous other distribution properties located in close proximity to each of SCI's properties. The amount of rentable space available in any target market city could have a material effect on SCI's ability to rent space and on the rents charged. In addition, in many of SCI's submarkets, institutional investors and owners and developers of distribution facilities compete for the acquisition, development and leasing of distribution space. Many of these persons have substantial resources and experience.

THE PARTNERSHIPS

  SCI's intention is to own substantially all properties directly; however, to facilitate certain strategic acquisitions, SCI has completed four transactions which involved the formation of four partnerships. At December 31, 1997, SCI owned directly or indirectly 68.7%, 97.6%, 80.6% and 96.7% of SCI Limited Partnership-I, SCI Limited Partnership-II, SCI Limited Partnership-III and SCI Limited Partnership-IV, respectively (collectively, the "Partnerships"). The properties owned through SCI Limited Partnership-I cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchanges, which restriction could adversely affect SCI's ability to strategically reconfigure the portion of its investment assets represented by this Partnership. There are no restrictions on the sale of properties held by SCI Limited Partnership-II, SCI Limited Partnership-III or SCI Limited Partnership-IV. SCI views all assets acquired as long-term investments but will only agree to partnership resale restrictions where the assets acquired are of such strategic quality that SCI anticipates that there will be no change in investment strategy with respect to such assets through the duration of the restriction. SCI may acquire additional properties through partnerships in the future.

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

 Distinction from Other REIT Partnerships

  The Partnerships differ from partnerships formed by certain other REITs (which are commonly referred to as UPREITs) in that:

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

  12.6% of SCI's real estate (based on cost) is owned by the following partnerships:

 SCI Limited Partnership-I

  In connection with the formation of SCI Limited Partnership-I, certain previously unaffiliated parties agreed to contribute certain properties to this Partnership in exchange for the issuance by such Partnership of approximately 4,520,533 Partnership units. In exchange for the Partnership units, the limited partners contributed the following properties: (i) 1,704,333 square feet of industrial property in SCI's San Francisco (South Bay
Area), California target market; and (ii) 2,186,572 square feet in SCI's San Francisco (East Bay Area), California target market. The foregoing properties had an aggregate purchase price to SCI of $190 million.

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

 SCI Limited Partnership-II

  In exchange for approximately 645,867 Partnership units, the limited partners of SCI Limited Partnership-II contributed the following properties:
(i) 437,542 square feet of industrial property in SCI's Dallas/Fort Worth, Texas target market; (ii) 217,504 square feet in SCI's Austin, Texas target market; (iii) 132,605 square feet in SCI's San Francisco (East Bay Area), California target market; (iv) 51,750 square feet in SCI's Denver, Colorado target market; (v) 493,894 square feet in SCI's Charlotte, North Carolina target market; and (vi) 270,000 square feet in SCI's El Paso, Texas target market. The foregoing properties had an aggregate purchase price to SCI of $45.5 million. None of the limited partners of SCI Limited Partnership-II is affiliated with SCI.

  The Partnership agreement governing SCI Limited Partnership-II granted to limited partners the right to exchange each Partnership unit for a Common Share beginning on February 15, 1995. On May 19, 1995, SCI filed a registration statement to register the resale of 955,864 Common Shares relating to Common Shares issuable upon exchange of SCI Limited Partnership-II Partnership units and up to 310,000 Common Shares issued in one of SCI's prior private placement offerings; such registration statement was declared effective on June 26, 1995. Through December 31, 1997, limited partners had exchanged 555,654 of their Partnership units in SCI Limited Partnership-II for 555,651 Common Shares (and cash payments for partial units). As a result of these conversions and additional capital contributions by SCI, SCI's general partnership interest increased from 81.2% to 97.6% and 90,213 limited partnership units remain outstanding in SCI Limited Partnership-II. Limited partners are also entitled to fully cumulative quarterly distributions equal to the quarterly distributions paid in respect of a Common Share and any unpaid distributions will bear interest at prime plus 1%. Until the 10th anniversary of the date of the Partnership agreement, upon any exchange of Partnership units for Common Shares, limited partners are entitled to receive all cumulated and unpaid distributions (together with interest thereon). After the 10th anniversary of the date of the Partnership agreement, limited partners are not entitled to receive cumulated and unpaid distributions (or interest thereon) upon any exchange of Partnership units for Common Shares unless the fair market value of a Common Share for which a unit is exchangeable is less than 110% of the amount paid by a partner for a unit. All cash flow available after payment of distributions to limited partners will be distributed to SCI, as general partner. In the event that the Partnership sells any of its properties, SCI as general partner is entitled to a distribution of all net proceeds from such sale.

 SCI Limited Partnership-III and SCI Limited Partnership-IV

  On October 28, 1994, SCI acquired $91.7 million of additional properties and related assets through two Partnerships, SCI Limited Partnership-III and SCI Limited Partnership-IV. SCI Limited Partnership-IV contained approximately $81 million of properties and related assets at December 31, 1997, and is structured as a distinct entity to maintain the credit rating of the secured notes assumed by such Partnership. A total of 583,512 limited partnership units were issued by these two Partnerships to certain previously unaffiliated parties. SCI contributed $35.4 million of cash to these Partnerships in 1994 to retire debt, pay part of the aggregate property purchase price, make capital improvements and pay closing costs. $47.1 million of mortgage debt was assumed by these

Partnerships. During 1995, SCI contributed an additional $11.9 million to SCI Limited Partnership-III for property acquisitions which increased SCI's general partnership interest from 50.4% to 71.8%. In 1996, SCI contributed $4.2 million to SCI Limited Partnership III in connection with property acquisition. In the aggregate, these contributions increased SCI's general partnership interest from 71.8% to 75.6%. On October 23, 1997, SCI filed a registration statement to register the resale of 583,508 Common Shares issuable upon exchange of SCI Limited Partnership-III and SCI Limited Partnership-IV units. The registration statement was declared effective on November 6, 1997. In the fourth quarter of 1997, 105,000 partnership units were converted to 105,000 SCI Common Shares, bringing SCI's general partnership interest to 80.6% at December 31, 1997. During 1996 and 1997, SCI contributed $2.5 million to SCI Limited Partnership IV in connection with tax deferred exchanges of real estate which increased SCI's general partnership interest from 96.36% to 96.65% at December 31, 1997. There were 409,900 and 68,612 partnership units outstanding in SCI Limited Partnership-III and SCI Limited Partnership-IV, respectively, at December 31, 1997.

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

SCI DEVELOPMENT SERVICES

  SCI Development Services Incorporated ("SCI Development Services") was incorporated in Delaware in August 1994 for the purpose of acquiring, developing, operating, and selling distribution space facilities either for its own account or for third parties. SCI owns 100% of the nonvoting preferred stock of SCI Development Services and an unaffiliated third party owns 100% of the voting common stock and, as a result, SCI has no control over the operations of SCI Development Services. SCI, through its preferred stock ownership, is entitled to 66 2/3% of the first $300,000 of net operating cash flow and is entitled to 95% of the remaining net operating cash flow of SCI Development Services. The activities of SCI Development Services are consolidated with SCI. As of December 31, 1997, SCI Development Services' real estate portfolio had a book value of $188.7 million. SCI Development Services is a taxable corporation and pays federal and state income taxes at the applicable corporate rates.

UNCONSOLIDATED SUBSIDIARIES

 SCI Logistics

  SCI Logistics was incorporated in Delaware in April 1997 for the purpose of investing in CSI, a limited liability company that owns and operates refrigerated warehousing. SCI Logistics owns a majority interest (77.1%) in CSI and SCI owns 100% of the nonvoting preferred stock of SCI Logistics. An unaffiliated third party owns 100% of the voting common stock of SCI Logistics and, as a result, SCI has no control over the operations of SCI Logistics. As of December 31, 1997, SCI's investment in and advances to SCI Logistics totalled $85.6 million. CSI had total assets of $195 million at December 31, 1997. SCI, through its preferred stock ownership, is entitled to 95% of the net operating cash flow of SCI Logistics. SCI accounts for its investment in SCI Logistics on the equity method of accounting. SCI Logistics is a taxable corporation and will pay federal and state income taxes at the applicable corporate rates.

 Frigoscandia SA

  Frigoscandia SA was incorporated in Luxembourg in January 1998 for the purpose of investing in Frigoscandia, which owns and operates refrigerated warehousing in Europe. SCI owns 100% of the nonvoting preferred stock of Frigoscandia SA. Security Capital owns 100% of the voting common stock of Frigoscandia SA and, as a result, SCI has no control over the operations of Frigoscandia SA. In January 1998, Frigoscandia SA purchased Frigoscandia for $395.0 million. SCI, through its preferred stock ownership, is entitled to 95% of the net operating cash flow of Frigoscandia SA. SCI accounts for its investment in Frigoscandia SA on the equity method of accounting. Frigoscandia SA is a taxable corporation and will pay taxes at the applicable corporate rates.

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

                                              HIGH    LOW      DISTRIBUTIONS
                                              ----    ----     -------------
1996:
  First Quarter.............................. $18 7/8 $16 1/2     $0.2525(1)
  Second Quarter.............................   18     16 7/8      0.2525
  Third Quarter..............................  18 1/4  16 7/8      0.2525
  Fourth Quarter.............................  22 1/2  17 7/8      0.2525
1997:
  First Quarter.............................. $22 1/2 $19 7/8     $0.2675(2)
  Second Quarter.............................  21 3/4  18 7/8      0.2675
  Third Quarter..............................  23 5/8  20 3/4      0.2675
  Fourth Quarter.............................  25 1/2  22 1/2      0.2675
1998:
  First Quarter (through March 12, 1998)..... $26 1/2 $24 3/16    $0.2850(3)(4)

--------
(1) Declared in the fourth quarter of 1995 and paid in the first quarter of 1996.
(2) Declared in the fourth quarter of 1996 and paid in the first quarter of 1997.
(3) Declared in the fourth quarter of 1997 and paid in the first quarter of 1998.
(4) On March 5, 1998, the Board announced a projected increase in the 1998 distribution level to $1.24 per Common Share which would increase the quarterly distribution for the remaining quarters of 1998 to $0.3183 per Common Share.

  On March 12, 1998, SCI had approximately 117,388,358 Common Shares outstanding, which were held of record by approximately 1,200 shareholders.

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

  SCI announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 1997 Board meeting, the Board announced a projected increase in the annual distribution level from $1.07 to $1.14 per Common Share. On March 5, 1998, the Board announced a projected increase in the 1998 distribution level to $1.24 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of SCI and may be adjusted at the discretion of the Board during the budget year.

  After the closing of the Merger, holders of SCI's Common Shares (other than Security Capital), Series B Preferred Shares and limited partnership units as of September 16, 1997, received warrants from Security Capital to purchase 3,608,202 shares of Security Capital's Class B common stock, in the ratio of
0.046549 warrants for each Common Share held, 0.059676 warrants for each Series B Preferred Share held and 0.046549 warrants for each limited partnership unit held. Each warrant can be exercised for one share of Security Capital's Class B common stock at an exercise price of $28.00 per share through September 18, 1998. Security Capital issued these warrants to SCI's shareholders as an incentive to vote in favor of the Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits. The warrants are traded on the NYSE and at the close of business on March 12, 1998 were trading at $3.00 per warrant.

  For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed SCI's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in the Common Shares, it will generally be treated as gain from the sale or exchange of that shareholder's Common Shares. SCI annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions paid in 1996 and 1995 on the Common Shares and the estimated taxability for 1997:

                                                             YEAR ENDED DECEMBER
                                                                     31,
                                                             -------------------
                                                             1997   1996   1995
                                                             ----- ------ ------
   Per Common Share:
    Ordinary Income......................................... $1.07 $0.879 $0.692
    Capital Gains...........................................    --     --     --
    Return of Capital.......................................  0.00  0.131  0.243
                                                             ----- ------ ------
     Total.................................................. $1.07 $ 1.01 $0.935
                                                             ===== ====== ======

  Under federal income tax rules, SCI's earnings and profits are first allocated to its preferred shares, which increases the portion of the Common Shares distribution classified as return of capital. The portion of distributions characterized as return of capital results primarily from the excess of distributions over earnings primarily because non-cash charges such as depreciation are added to earnings in determining distribution levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  For federal income tax purposes, the following summary reflects the estimated taxability of dividends paid on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares for the periods prior to 1997 and the estimated taxability for 1997:

                                                             DATE OF ISSUANCE TO
                                                 1997  1996   DECEMBER 31, 1995
                                                 ----- ----- -------------------
   Per Series A Preferred Share:
    Ordinary Income............................. $2.35 $2.35        $1.24
    Capital Gains...............................    --    --           --
                                                 ----- -----        -----
     Total...................................... $2.35 $2.35        $1.24
                                                 ===== =====        =====

                                                             DATE OF ISSUANCE TO
                                                       1997   DECEMBER 31, 1996
                                                       ----- -------------------
   Per Series B Preferred Share:
    Ordinary Income................................... $1.75        $1.50
    Capital Gains.....................................    --           --
                                                       -----        -----
     Total............................................ $1.75        $1.50
                                                       =====        =====
   Per Series C Preferred Share:
    Ordinary Income................................... $4.27        $0.57
    Capital Gains.....................................    --           --
                                                       -----        -----
     Total............................................ $4.27        $0.57
                                                       =====        =====

  SCI's tax return for the year ended December 31, 1997 has not been filed, and the taxability information for 1997 is based upon the best available data. SCI's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of distributions is subject to change.

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

                                       YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------
                            1997          1996        1995        1994       1993
                         ----------    ----------  ----------  ----------  ---------
OPERATING DATA:
 Rental Income.......... $  284,533    $  227,000  $  153,879  $   70,609  $   9,963
 Series A Preferred
  Share Dividends.......     12,690        12,690       6,698          --         --
 Series B Preferred
  Share Dividends.......     14,088        12,066          --          --         --
 Series C Preferred
  Share Dividends.......      8,540         1,139          --          --         --
 Net Earnings Attribut-
  able to Common Shares.      4,431(1)     53,460      42,015      25,101      4,412
 Common Share Distribu-
  tions................. $  106,556    $   85,340  $   64,445  $   37,698  $   7,001
PER SHARE DATA:
 Net Earnings Attribut-
  able to Common Shares
  (Basic and Diluted)... $     0.04(1) $     0.63  $     0.61  $     0.57  $    0.47
 Series A Preferred
  Share Dividends.......       2.35          2.35        1.24          --         --
 Series B Preferred
  Share Dividends.......       1.75          1.50          --          --         --
 Series C Preferred
  Share Dividends.......       4.27          0.57          --          --         --
 Common Share Distribu-
  tions................. $     1.07    $     1.01  $    0.935  $     0.85  $    0.75
 Weighted Average Common
  Shares Outstanding
  (Basic)...............    100,729        84,504      68,924      44,265      9,334
 Weighted Average Common
  Shares Outstanding
  (Diluted).............    100,869        84,511      74,422      44,277      9,336
OTHER DATA:
 Net Cash Provided by
  Operating Activities.. $  192,273    $  136,201  $  100,154  $   47,222  $  12,084
 Net Cash Used in In-
  vesting Activities....   (570,861)     (665,878)   (628,795)   (631,871)  (260,780)
 Net Cash Provided by
  Financing Activities..    398,827       512,212     529,606     599,382    254,770
 Funds from Operations
  Attributable to Common
  Shares (2)............ $  161,059    $  116,890  $   84,060  $   46,307  $   7,189
                                             DECEMBER 31,
                         -----------------------------------------------------------
                            1997          1996        1995        1994       1993
                         ----------    ----------  ----------  ----------  ---------
BALANCE SHEET DATA:
 Income Producing Real
  Estate Owned, at Cost. $2,653,604    $2,274,684  $1,622,404  $1,073,026  $ 354,436
 Land Held for Develop-
  ment..................    159,645       109,316      60,363      42,147     21,667
 Total Assets...........  3,033,953     2,462,306   1,833,972   1,194,937    401,855
 Mortgage Notes Payable.    133,028       139,952     145,276     144,262     40,109
 Long-Term Debt.........    724,052       524,191     324,527          --         --
 Total Liabilities......  1,003,912       805,933     639,040     350,607    141,618
 Minority Interest......     53,304        56,984      58,741      66,555     50,786
 Total Shareholders' Eq-
  uity.................. $1,976,737    $1,599,389  $1,136,191  $  777,775  $ 209,451
 Number of Common Shares
  Outstanding...........    117,364        93,677      81,416      64,587     19,762

--------
(1) 1997 net earnings attributable to Common Shares includes a one-time adjustment of $75.4 million relating to the costs incurred in acquiring the REIT Manager and the Property Manager from Security Capital in September 1997. This expense is not deducted for the purposes of calculating funds from operations due to its non-recurring and non-cash nature.
(2) Funds from operations represents net earnings computed in accordance with generally accepted accounting principles ("GAAP") before minority interest and before gains/losses on disposition of depreciated property, plus real estate depreciation and amortization, significant non-recurring items and significant non-cash items. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of SCI's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. SCI believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of SCI to incur and service debt, to make capital expenditures and to fund other cash needs. On January 1, 1995, SCI adopted the National Association of Real Estate Investment Trusts' ("NAREIT") revised definition of funds from operations. Under this more conservative definition, loan cost amortization is not added back to net earnings in determining funds from operations. For comparability, funds from operations for the periods prior to January 1, 1995 give effect to the revised definition. The funds from operations measure presented by SCI, while consistent with the NAREIT definition, will not be comparable to similarly titled measures of other REITs which do not compute funds from operations in a manner consistent with SCI. Funds from operations are not intended to represent cash made available to shareholders. Cash distributions paid to shareholders are presented above in the "Operating Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with SCI's financial statements and the notes thereto included in Item 14 of this report.

  The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which SCI operates, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future Factors include: (i) changes in general economic conditions in its target markets that could adversely affect demand for SCI's properties and the creditworthiness of SCI's customers, (ii) changes in financial markets and interest rates that could adversely affect SCI's cost of capital and its ability to meet its financial needs and obligations, (iii) increased or unanticipated competition for distribution properties in SCI's target markets, and (iv) those factors discussed below. These are representative of the Future Factors that could affect the outcome of the forward-looking statements.

OVERVIEW

 General

  SCI's operating results depend primarily upon net operating income from distribution properties, which is substantially influenced by (i) the demand for and supply of distribution properties in SCI's target market cities, (ii) the pace and economic returns at which SCI can acquire and develop additional distribution properties, (iii) the extent to which SCI can sustain improved market performance as measured by lease rates and occupancy and (iv) the operating performance of SCI's unconsolidated subsidiaries (see "--Results of Operations--Income from Unconsolidated Subsidiaries").

  No assurance can be given that expected trends for the remainder of 1998 in leasing rates and economic returns on acquired and developed properties will be realized. There are risks associated with SCI's development and acquisition activities which include Future Factors such as: development and acquisition opportunities explored by SCI may be abandoned, construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although SCI undertakes a thorough evaluation of the physical condition of each proposed investment before it is acquired, certain defects or necessary repairs may not be detected until after it is acquired, which could increase SCI's total acquisition cost. Risks include the occurrence of any of the events described above that could adversely affect SCI's ability to achieve its projected returns on acquisitions and projects under development and could hinder SCI's ability to make expected distributions.

  SCI's target market cities and submarkets have benefited substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. SCI believes its ability to compete is significantly enhanced relative to other companies because of its depth of management and ability to serve customers through the SCI International Operating System(TM), which includes acquisition, development, and property management personnel, and presence in local markets. SCI expanded its operations into Mexico and Europe in the first half of 1997 to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With six target market cities identified in Mexico and 20 identified in Europe, SCI believes that there are significant growth opportunities internationally. As a result of acquisitions and developments of distribution properties for the twelve months of 1997, SCI's rentable square footage of operating properties increased by 10.2 million square feet or 12.7% to 90.8 million square feet as of December 31, 1997 from 80.6 million square feet as of December 31, 1996.

  SCI frequently acquires distribution properties that are underleased, and develops such properties, which are not fully leased at the start of construction, which reduces SCI's overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by SCI and 12 months after shell completion for properties developed by SCI) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. SCI has been successful in increasing occupancies on acquired and developed properties during their initial months of operations resulting in an occupancy rate of 95.5% and a leased rate of 96.4% for stabilized properties owned as of December 31, 1997. The average increase in rental rates for new and renewed leases on previously leased space (17.8 million square feet) during 1997 was 19.2%. As leases are renewed or new leases are acquired, SCI expects most lease rates on renewals or new leases to increase in 1998. These factors should improve SCI's results of operations. Capital and credit market conditions which affect SCI's cost of equity and debt capital may influence future growth in operating results.

 Consummation of Merger Transaction

  On September 9, 1997, SCI terminated its REIT management agreement with the REIT Manager and its property management agreement with the Property Manager (collectively the "Management Companies"), pursuant to the Merger whereby SCI acquired the operations and businesses of the Management Companies valued at approximately $81.9 million from Security Capital in exchange for 3,692,023 Common Shares. The number of Common Shares issued to Security Capital was determined using a per Common Share price of $22.175 (the average market price of Common Shares over the five-day period prior to the August 6, 1997 record date for determining SCI's shareholders entitled to vote on the Merger). The Board of Trustees approved the Merger transaction based on the recommendation of a special committee comprised of independent Trustees. The Merger, which required the approval of a majority of SCI's outstanding Common Shares, was approved by approximately 99% of the shareholders voting on the transaction on September 8, 1997. As a result of the transaction, SCI became an internally managed REIT and Security Capital remains SCI's largest shareholder (42.5% ownership based on outstanding Common Shares as of December 31, 1997 and 36.8% on a diluted basis assuming conversion of Series B Preferred Shares and limited partnership units and the exercise of options and warrants).

  The financial impact of the Merger is discussed in more detail below under "--Results of Operations" and "--Liquidity and Capital Resources."

 Impact of Year 2000

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

  SCI has undertaken a review of all of its computer systems and applications to determine if these programs are Year 2000 compliant and if not, the efforts that will be necessary to bring the programs into compliance. SCI has not identified any computer system or application that, upon failure to be Year 2000 compliant, would have a material adverse impact on its business activities or results of operations. However, the preliminary results of this review indicate that some of SCI's accounting and financial reporting applications are not Year 2000 compliant. For purposes of enhancing operating efficiencies, SCI has already undertaken a project that will replace its core financial systems with computer software that will better serve SCI in the future. This new software, that is expected to be fully operational by the end of 1999, is Year 2000 compliant.

  SCI is currently evaluating any necessary modifications to other existing software programs such that the programs will function properly with respect to dates in the year 2000. The cost of these modifications is not expected to be material and all conversions and modifications are expected to be completed in a timely manner.

RESULTS OF OPERATIONS

 1997 COMPARED TO 1996

  Net earnings attributable to Common Shares for the year ended December 31, 1997 and 1996 were $4.4 million and $53.5 million, respectively, a decrease of $49.1 million (91.8%). This decrease resulted primarily from a one-time, non-cash charge of approximately $75.4 million related to the costs incurred in acquiring the businesses and operations of the Management Companies from Security Capital. See "--Costs Incurred in Acquiring Management Companies from a Related Party." The impact of this one-time charge, a $6.4 million foreign exchange loss see "--Foreign Exchange Loss," increased depreciation expense, increased preferred share dividends and higher interest expense (due to larger debt balances) was partially offset by a $7.0 million increase in Other Real Estate Income, $3.3 million of income from 1997 investments in unconsolidated subsidiaries, a $7.4 million increase in gains on dispositions of real estate and an increase in earnings from SCI's distribution properties.

  Historically, the primary components of revenue and earnings growth have been from rental and occupancy rate growth in existing properties and acquisition and development activity. As of December 31, 1997, SCI owned 1,005 operating properties totaling 90.8 million square feet with a historical cost of $2.7 billion. A discussion of the major components of SCI's results of operations follows. Net earnings are expected to increase in subsequent periods due to the acquisition and development of additional operating properties, continued increases in the prestabilized portfolio rental and occupancy rates and in the stabilized portfolio rental rates, and additional investments in unconsolidated subsidiaries.

 Rental Revenues

  Rental revenues for 1997 increased by $57.5 million or 25.3% to $284.5 million, as compared to $227.0 million for 1996. Of this increase, $16.8 million was generated by the 110 properties acquired in 1996, $24.2 million was generated by the 86 development properties completed in 1996, $6.3 million was generated by the 52 properties acquired in 1997, and $8.9 million was generated by the 65 development properties completed in 1997. The remaining $1.3 million increase was attributable to a $5.4 million increase in revenues from the 703 properties owned at January 1, 1996 less a $4.1 million decrease in revenues from the 52 properties owned at January 1, 1996 that were disposed of between January 1, 1996 and December 31, 1997. Of the properties acquired and developed in 1997 and 1996, 11 have been disposed of as of December 31, 1997.

 Other Real Estate Income

  Other real estate income increased by $7.0 million or 132% to $12.3 million for 1997 from $5.3 million for 1996. Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from the corporate distribution facilities services business, the majority of which is generated by SCI Development Services Incorporated ("SCI Development Services"). SCI Development Services develops corporate distribution facilities that do not meet SCI's investment criteria for long-term ownership and works on a fee basis for customers who want to own their own facilities. SCI Development Services is expected to generate recurring income in subsequent periods. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. The activities of SCI Development Services are consolidated with SCI. SCI Development Services pays federal and state taxes at the applicable corporate rate.

 Income from Unconsolidated Subsidiaries

  Income from unconsolidated subsidiaries relates to SCI's 1997 investments in SCI Logistics Services Incorporated ("SCI Logistics"), and notes receivable from SCI Logistics and CS Integrated LLC ("CSI") (see "--Financial Statements, Footnote 4: Investments in and Advances to Unconsolidated Subsidiaries"). SCI Logistics' primary source of income is its ownership interest in CSI. At the time of SCI's initial investment in SCI Logistics on April 24, 1997, SCI Logistics owned 60% of CSI. On September 1, 1997, SCI Logistics increased its ownership interest to 71.1% of CSI through additional capital contributions in conjunction with the acquisition of Texas Cold Storage, adding 9.7 million cubic feet to CSI's refrigerated warehousing network. On November 4, 1997, SCI made additional capital contributions for the purchase of Continental Freezers, adding another 11 million cubic feet to CSI's refrigerated warehousing network and bringing SCI Logistics' ownership interest to 77.1%. As of December 31, 1997, CSI operated or had under development 78.6 million cubic feet of refrigerated warehousing.

 Interest Income

  Interest income for 1997 increased by $1.3 million to $2.4 million, from $1.1 million in 1996. The increase in interest income was a result of higher interest rates and higher cash balances in interest bearing accounts.

 Rental Expenses and Acquisition of Property Manager

  Rental expenses, including property management fees paid to a related party, net of recoveries from customers, increased by $300,000 or 1.1% to $27.0 million for 1997 from $26.7 million for 1996. Gross expenses, before the deduction of amounts recovered from tenants, were approximately 26% of rental income for both 1997 and 1996. Net rental expenses (including property management fees paid to a related party) decreased to 9.5% of total rental revenues compared to 11.8% for 1996.

  As a result of the Merger on September 9, 1997, SCI acquired the operations of the Property Manager, which managed approximately 96% of SCI's operating portfolio prior to the Merger. Beginning September 9, 1997, SCI no longer pays a property management fee on the properties managed by its Property Manager; however, SCI has included actual personnel and other operating costs of this property management function in rental expenses on its Statement of Operations.

 Interest Expense

  Interest expense increased by $13.9 million or 35.8% to $52.7 million for 1997 from $38.8 million for 1996. Total interest capitalized increased by $2.3 million or 14.3% to $18.4 million for 1997 from $16.1 million for 1996. The increase in interest expense was principally due to the issuance of $200 million in Senior Notes on May 17, 1996, the issuance of $100 million of Medium-Term Notes Series A on February 4, 1997 and the issuance of $100 million of Senior Notes on July 11, 1997. See "--Liquidity and Capital Resources." The capitalized interest increase is attributable to increased development activity in 1997.

 REIT Management Fee and Acquisition of REIT Manager

  The REIT management fee paid by SCI decreased by approximately $3.7 million to $17.8 million or 17.2% during 1997 as compared to $21.5 million in 1996 due to the termination of the REIT management agreement upon consummation of the Merger on September 9, 1997. Pursuant to the consummation of the Merger, SCI acquired the REIT Manager and Property Manager and became an internally managed REIT. Subsequent to September 8, 1997, the REIT management fee was replaced with the actual personnel and other operating costs associated with the REIT management function. These costs are recorded as general and administrative expenses. Direct and incremental costs related to successful development, acquisition and leasing activities have been capitalized in accordance with GAAP.

  Upon consummation of the Merger, SCI entered into an administrative services agreement (the "Administrative Services Agreement") with Security Capital for services which include, but are not limited to, payroll and human resources, cash management, accounts payable, MIS support and other computer services, research, investor relations and insurance, legal and tax administration. These services are provided in exchange for a fee equal to Security Capital's direct cost of providing the service plus an overhead factor of 20%, subject to a maximum of approximately $2.0 million during 1997 and $5.1 million for 1998. Administrative Services Agreement fees from the Merger date through December 31, 1997, under this agreement aggregated $1.1 million. The Administrative Services Agreement, which expires on December 31, 1998, provides for automatic renewals of consecutive one-year terms, subject to approval by a majority of the independent Trustees.

 Cost Incurred in Acquiring Management Companies from a Related Party

  The market value of the 3,692,023 Common Shares issued to Security Capital on the Merger date was approximately $79.8 million, based on the $21.625 per share closing price of the Common Shares on September 9, 1997, the date the Merger became effective, of which approximately $4.4 million was allocated to the estimated fair value of the tangible net assets acquired. The $75.4 million difference was accounted for as costs incurred in acquiring the Management Companies from a related party, rather than "goodwill," since for accounting purposes the Management Companies were not considered "businesses" for purposes of applying APB Opinion No. 16 "Business Combinations." This one-time adjustment was recorded as an expense on SCI's Statement of Operations but was not deducted for purposes of calculating funds from operations, due to the non-recurring and non-cash nature of this expense.

 Foreign Exchange Loss

  On December 22, 1997, SCI entered into two separate contracts to (1) exchange $373.8 million for 2.9 billion Swedish krona and (2) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB; see "--Liquidity and Capital Resources" and see "--Financial Statements, Footnote 15: Subsequent Events." The contracts were marked to market at December 31, 1997, resulting in a net foreign exchange loss of $6.0 million due to the U.S. dollar's strength against these currencies. These foreign exchange hedges were one-time, non recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark after SCI had entered into the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies. The remeasurement of intercompany debt on the financial statements of SCI's consolidated foreign subsidiaries into their functional currency resulted in a foreign exchange loss of $348,000 for the year ended December 31, 1997. The loss was associated with the remeasurement of intercompany loans between a wholly owned foreign subsidiary of SCI and its associated foreign subsidiaries.

 Other Expense

  Other expense increased by $1.0 million or 34.5% to $3.9 million for 1997 from $2.9 million for 1996. Other expenses consist of land holding costs and acquisition and corporate distribution facilities services pursuit cost write-offs. Land holding costs were $2.3 million for 1997 compared to $1.5 million for 1996, and acquisition and corporate distribution facilities services pursuit cost write-offs were $1.6 million for 1997 compared to $1.4 million in 1996. The increase is primarily the result of increased acreage and value in land holdings.

 Preferred Share Dividends

  In June 1995, SCI issued $135 million of Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") that have an annual dividend of $2.35 per share (equivalent to an annual dividend rate of 9.4% of the liquidation preference), which totaled $12.7 million annually for 1997 and 1996. In February 1996, SCI issued $201.3 million of Series B Cumulative Convertible Redeemable Preferred Shares ("Series B Preferred Shares") that have an annual dividend of $1.75 per share (equivalent to an annual dividend rate of 7% of the liquidation preference) which totaled $14.1 million for 1997 compared to $12.1 million for the period from the February issue date through December 31, 1996. In November 1996, SCI issued $100 million of Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") that have an annual dividend of $4.27 per share (equivalent to an annual dividend rate of 8.54% of the liquidation preference) which totaled $8.5 million for 1997 and $1.1 million from the November issue date to December 31, 1996.

 1996 COMPARED TO 1995

  Net earnings attributable to Common Shares increased by $11.5 million or 27.4% to $53.5 million in 1996 from $42.0 million in 1995. The increase in net earnings was principally due to the increase in the number of distribution properties in operation, resulting from 1996 and 1995 acquisition and development activity. Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI acquired and developed 942 operating properties totalling 80.6 million square feet from its inception through December 31, 1996 at a historical cost of $2.3 billion. As a result of 1996 acquisition and development activity, SCI's rentable square footage increased by 22.1 million square feet or 37.8% to 80.6 million square feet as of December 31, 1996 from 58.5 million square feet as of December 31, 1995.

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

 Other Real Estate Income

  Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from corporate distribution facilities customers generated to a large extent by SCI Development Services. SCI Development Services develops corporate distribution facilities or works on a fee basis for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. The activities of SCI Development Services are consolidated with SCI. SCI Development Services pays federal and state taxes at the applicable corporate rate.

 Interest Income

  Interest income for 1996 decreased $604,000 from 1995, primarily resulting from the investment of lower average balances of cash and cash equivalents in interest bearing accounts in 1996 as compared to 1995.

 Rental Expenses

  Rental expenses, net of recoveries, increased by $8.2 million or 44.3% to $26.7 million in 1996 from $18.5 million in 1995. The increase in rental expenses was primarily attributable to 1995 and 1996 acquisitions and developments, which increased SCI's rentable square footage by 19.4 million square feet in 1995 and 22.1 million square feet in 1996, to 80.6 million square feet as of December 31, 1996 from 39.1 million square feet as of December 31, 1994.

 Interest Expenses

  Interest expense increased by $6.8 million or 21.3% to $38.8 million in 1996 from $32.0 million in 1995. Total interest capitalized increased by $7.5 million or 87.2% to $16.1 million in 1996 from $8.6 million in 1995. The increase in interest expense was principally caused by the issuance of $325 million in Senior Notes during 1995 and the issuance of $200 million in additional Senior Notes in May 1996 (see "--Liquidity and Capital Resources"). The capitalized interest increase was attributable to increased development activity in 1996.

 REIT Management Fee

  The REIT management fee paid by SCI was based on SCI's cash flow before the REIT management fee and therefore increased in 1996 to $21.5 million from $14.2 million in 1995 because cash flow increased substantially. See "-- Overview--Consummation of Merger Transaction."

 Other Expense

  Other expense increased by $0.7 million or 31.8% to $2.9 million in 1996 from $2.2 million in 1995. Other expenses consist of land holding costs and acquisition and corporate distribution facilities services pursuit cost write-offs. Land holding costs were $1.5 million in 1996 compared to $1.1 million in 1995, and acquisition and corporate distribution facilities services pursuit cost write-offs were $1.4 million in 1996 compared to $1.1 million in 1995. The increase is principally the result of the increased acreage and value in land holdings and an increase in the amount of build-to-suit activity.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities increased by $56.1 million or 41.2% from $136.2 million in 1996 to $192.3 million in 1997, primarily as a result of increased properties in operation. Cash used in investing activities decreased from $665.9 million in 1996 to $570.9 million in 1997. Cash provided by financing activities decreased to $398.8 million in 1997 compared to $512.2 million in 1996. Cash provided by financing activities for 1997 consisted primarily of $199.8 million of proceeds from the long-term debt offerings in February and July 1997 and $405.0 million of net proceeds from SCI's offerings of Common Shares in February, September and December of 1997, less $38.6 million net repayment of the line of credit. Cash provided by financing activities for 1996 consisted primarily of $199.6 million of proceeds from the May 1996 long-term debt offering, $289.4 million of net proceeds from the sale of the Series B Preferred Shares and Series C Preferred Shares and $210.8 million of net proceeds from SCI's rights offering of Common Shares, less $42.4 million net repayment of the line of credit. Additionally, distributions paid to common and preferred shareholders and to minority interests were $147.5 million in 1997 compared to $116.5 million in 1996, and mortgage payments were $19.7 million in 1997 compared to $23.4 million in 1996.

  On March 12, 1998, SCI commenced an underwritten public offering of 3,750,000 Common Shares with net proceeds to SCI of $24.045 per share. The offering provides for a 30-day over-allotment option of up to 562,500 Common Shares. Net proceeds to SCI would be $90.2 million or up to $103.7 million if the over-allotment option is exercised in full. The offering is expected to close on March 18, 1998.

  SCI is contemplating making an offering (the "Contemplated Preferred Share Offering") of approximately $125 million of preferred shares having terms substantially similar to SCI's Series C Preferred Shares. There can be no assurances, however, that the Contemplated Preferred Share Offering will be consummated on these terms.

  On December 22, 1997, SCI raised net proceeds of $200.0 million from a private placement of 8,416,667 Common Shares at a price of $24 per share. SCI paid Security Capital Markets Group Incorporated, a registered broker-dealer subsidiary of Security Capital, a $2.0 million fee for their services in connection with the offering.

  On September 8, 1997, SCI's shareholders approved a long-term incentive plan. Approximately 9.4 million Common Shares have been reserved for issuance under this plan. On September 8, 1997, SCI granted options (that have five- or nine-year vesting schedules) to purchase 3,068,152 Common Shares at $21.21875 per share (the average of the high and low market price on September 8, 1997) to officers and certain employees of SCI. See "--Financial Statements, Footnote 7: Shareholders Equity." Also under the long-term incentive plan, certain officers and employees of SCI purchased 1,356,834 Common Shares at a price of $21.21875 per share and SCI financed 95% of the total purchase price through ten-year, recourse loans to the participants aggregating $27.3 million.

  On August 6, 1997, in connection with the consummation of the Merger, SCI issued 3,692,023 Common Shares to Security Capital and commenced a rights offering to sell 4,970,352 Common Shares at $21 per share. On September 9, 1997, SCI offered 994,070 additional Common Shares at $21 per share to third party subscribers in the rights offering that were not accepted in whole or in part due to demand in excess of the Common Shares offered. All of these Common Shares were issued in September 1997, and net proceeds from these offerings totaled $124.9 million.

  On July 11, 1997, SCI issued $100 million of Senior Notes due 2017 (the "July 1997 Notes"). The July 1997 Notes bear interest at 7.625% per annum payable semi-annually on January 1 and July 1 of each year. The principal will mature on July 1, 2017. The average effective interest cost is 7.73%, including all costs associated with the offering plus $235,759 of combined proceeds from the termination of a forward treasury lock agreement and a swap agreement entered into in November 1996 in anticipation of the July debt offering. The forward treasury lock agreement was on a notional amount of $26 million of U.S. Treasury bonds maturing August 15,

2026 with a base price of 103.453% and effectively fixed the 30-year Treasury bond used to price the July 1997 Notes at a rate of 6.56%. The termination of the forward treasury lock resulted in a gain of $174,319. The swap agreement had a notional amount of $33.0 million and required SCI to pay a fixed rate of 6.61% on the notional amount in exchange for a floating rate equal to the three-month LIBOR rate. The termination of the swap on July 8, 1997 resulted in a gain of $61,440.

  On February 7, 1997, SCI completed a public offering of 4,025,000 Common Shares. Net proceeds to SCI after underwriting discounts and offering costs were $80.4 million.

  On February 4, 1997, SCI issued $100.0 million of Series A 2015 Notes under its $200 million Medium-Term Note program (the "Medium-Term Note program"). The Series A 2015 Notes will bear interest at 7.81%, payable semi-annually on February 1 and August 1. Installments of principal will be paid annually on each February 1, commencing February 1, 2010, in the following amounts: $20 million in 2010, $15 million 2011, $15 million in 2012, $20 million in 2013, $20 million in 2014 and $10 million in 2015. The Series A 2015 Notes have a weighted average life to maturity of 15.35 years. The average effective interest cost is 7.73%, including all costs associated with the offering plus $1.7 million in proceeds received on January 31, 1997 in connection with two interest rate protection agreements entered into in August 1996 and November 1996 in anticipation of the debt offering. Both the August 1996 and the November 1996 interest rate protection agreements were in the form of a forward treasury lock agreement with an investment bank. The August agreement included a notional principal amount of $30.0 million and a reference price of
99.653 on the thirty year Treasury Bond. The November agreement included a notional principal amount of $50.0 million and a reference price of 101 29/32 on the ten-year Treasury Note. The settlement date on both contracts was January 31, 1997.

  In November 1996, SCI established the Medium-Term Note program. Under such program, SCI may offer up to $200.0 million in Medium-Term Notes, Series A, due nine months or more from the date of issue. Each note will bear interest at a fixed rate or at a variable rate determined by reference to an interest rate formula and will be issued either as an amortizing note or as an original issue discount note. As of March 12, 1998, $100.0 million remains available to be issued under this program.

  On November 13, 1996, SCI issued 2,000,000 Series C Preferred Shares. The Series C Preferred Shares have a liquidation preference of $50.00 per share for an aggregate liquidation preference of $100 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series C Preferred Shares issued were $97.1 million. Holders of the Series C Preferred Shares are entitled to only limited voting rights under certain conditions. Holders of the Series C Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8.54% of the liquidation preference per annum (equivalent to $4.27 per share), payable quarterly in arrears on the last day of March, June, September and December of each year. On or after November 13, 2026, the Series C Preferred Shares may be redeemed for cash at the option of SCI. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares. The Series C Preferred Shares rank on a parity with the Series A Preferred Shares and the Series B Preferred Shares with respect to payment of distributions and amounts upon liquidation. In anticipation of the Series C Preferred Share offering, an interest rate swap agreement was entered into on October 31, 1996 with a termination date of November 11, 1996. The notional principal amount was $90.0 million with a fixed rate of 6.707% payable by SCI in exchange for a floating rate equal to the bid yield-to-maturity on the 6% U.S. Treasury Bond due February 15, 2026. SCI paid $224,721 to terminate the swap agreement on November 11, 1996.

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

  On February 21, 1996 and February 26, 1996, SCI issued a total of 8,050,000 Series B Preferred Shares. The Series B Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $201.3 million plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are entitled only to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per Common Share (equivalent to a conversion rate of 1.282 Common Shares for each Series B Preferred Share), subject to adjustment in certain circumstances. As of March 12, 1998, 7,981,700 Series B Preferred Shares remain outstanding. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distributions on the Common Shares, or portion thereof, into which a Series B Preferred Share is convertible. Such distributions will equal the number of Common Shares, or portion thereof, into which a Series B Preferred Share is convertible. Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of March, June, September and December of each year. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. The Series B Preferred Shares rank on parity with the Series A Preferred Shares and the Series C Preferred Shares with respect to payment of distributions and amounts upon liquidation.

  As of December 31, 1997, SCI had outstanding Notes with a face value of $725.0 million, which include the July 1997 Notes, the Series A 2015 Notes and the May 1996 Notes (the "Notes") and which are redeemable at any time at the option of SCI, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. Such Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between SCI and State Street Bank and Trust Company, as Trustee. Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40% and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5 to 1. In addition, SCI may not at any time own Total Unencumbered Assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. As of December 31, 1997, SCI was in compliance with all such debt covenants.

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. (as agent for a bank group). Borrowings bear interest at SCI's option, at either an annual rate equal to the lesser of (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus .95%, based upon SCI's current senior debt ratings. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1999 and may be extended for an additional year with the approval of NationsBank and the other participating lenders; if not extended, at SCI's election, will either (a) convert to a three year term note, or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.75 to 1. As of December 31, 1997, SCI was in compliance with all covenants contained in the line of credit. Additionally, SCI has a $25.0 million short-term unsecured borrowing agreement with NationsBank through October 1998. The interest rate and the maturity date of each advance on such agreement are determined by agreement between SCI and NationsBank of the time of each advance. As of March 12, 1998, $275.0 million of short-term borrowings were outstanding on these credit facilities.

  SCI utilizes derivative instruments in anticipation of future financing transactions in order to manage well defined interest rate risk. Through hedging, SCI can effectively manage the risk of increases in interest rates on future debt issuances. In anticipation of debt offerings in 1998, on October 28, 1997, SCI entered into two interest rate protection agreements. A forward treasury lock agreement was executed with a notional amount of $75.0 million on the 6 3/8% Treasury bond due August 2027 and a swap agreement was entered into with a notional amount of $75.0 million on the 6 5/8% Treasury bond due February 2027. The forward treasury lock has a termination date of March 31, 1998 and effectively locks in the 30-year treasury rate used to price SCI's debt, at 6.316%. The swap agreement has a termination date of May 31, 1998, and carries a fixed rate of 6.721% which is a combination of the treasury rate plus the swap spread and the forward premium.

  SCI intends to also utilize derivative instruments in order to manage currency risk exposure associated with foreign currency denominated purchase contracts and income in excess of interest expense. As described below, SCI had two open foreign currency contracts as of December 31, 1997, related to the January 1998 acquisition of Frigoscandia AB. In future periods SCI will consider using selective currency hedges through foreign exchange forwards or options in order to minimize on-going currency gains and losses.

  On January 16, 1998, an unconsolidated subsidiary of SCI acquired Frigoscandia AB, which SCI believes is Europe's largest refrigerated warehousing company, for a net cost of $395.0 million. The acquisition of Frigoscandia AB was financed primarily with a short-term $200.0 million bridge loan from NationsBank, due on March 31, 1998, and $190.0 million of borrowings on SCI's $350.0 million line of credit. The bridge loan bears interest at an annual rate equal to the lesser of (a) the greater of the sum of the Federal Funds Rate plus one-half percent, and (b) the prime rate or the Eurodollar Rate plus 0.95%. Accrued interest is due and payable as it accrues on the last day of each month, commencing on January 31, 1998. SCI anticipates repaying the $200.0 million bridge loan when Frigoscandia AB arranges financing (which is currently being documented) and repays SCI a $200.0 million short-term loan made by SCI on January 16, 1998.

  On December 22, 1997, SCI entered into foreign exchange forward contracts to fix the purchase price of the Frigoscandia AB acquisition (U.S. dollar versus Swedish krona) and to hedge the cost of the planned European currency denominated financing of the acquisition (German mark versus U.S. dollar). To fix the purchase price of Frigoscandia AB which was denominated in Swedish krona, SCI agreed to purchase 2.9 billion krona against the U.S. dollar at 7.7583 on January 15, 1998. The price of the krona was at 8.015 on the January 15, 1998 settlement date, resulting in a total loss of $12.0 million, of which $7.9 million was recognized in the financial statements as of December 31, 1997. The net effect of the hedge is that SCI fixed its purchase price in dollars as of December 22, 1997. If the hedge had not been entered into, SCI would have paid $12.0 million less due to the dollar appreciating against the Swedish krona. To hedge the cost of the Frigoscandia AB financing to be denominated in German marks, SCI agreed to sell 310.0 million German marks against the U.S. dollar at 1.7715 on March 16, 1998. This contract, which will be settled in March 1998, was marked to market as of December 31, 1997 for a foreign exchange gain of $1.9 million (see "-- Financial Statements, Footnote 13: Fair Value of Financial Instruments").

  From inception through December 31, 1997, SCI invested $2.7 billion for the acquisition and development of 1,005 operating distribution properties and had invested $85.6 million in refrigerated warehousing through its subsidiary, SCI Logistics. These acquisitions and developments were financed with cash on hand, the issuance of limited partnership units, the assumption of existing mortgage debt and borrowings under SCI's line of credit which were repaid with the proceeds of SCI's equity and debt offerings.

  At December 31, 1997, SCI had $326.7 million of budgeted development cost for developments in process, of which $146.4 million was unfunded. SCI expects to finance construction, development and acquisitions primarily with cash on hand, borrowings under its line of credit, and cash from future securities offerings. When issuing debt, SCI intends primarily to arrange, fixed rate, 10-year to 30-year debt to finance additional acquisitions and developments. To a lesser extent, under certain circumstances, SCI may arrange for debt with different maturities in order to optimize its debt maturity schedule.

  SCI considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet SCI's acquisition, development, operating, debt service and shareholder distribution requirements.

  SCI's current distribution policy is to pay quarterly distributions to shareholders based upon what the Board and management consider to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings.

  Pursuant to the terms of the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares (the "Preferred Shares"), SCI is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares. The Preferred Share dividends do not reduce the amount SCI has budgeted for Common Share distributions, but could increase the percentage of the Common Share distribution that constitutes a non-taxable return of capital.

  Net cash flow provided by operating activities was $192.3 million for 1997, compared to $136.2 million for 1996, and $100.2 million for 1995. The primary differences between the periods relate to new property acquisitions and development completions as described under "--Results of Operations." SCI's investment activities used approximately $570.9 million, $665.9 million and $628.8 million of cash in 1997, 1996 and 1995, respectively. After deducting distributions to shareholders, SCI's financing activities provided net cash flow of $398.8 million, $512.2 million and $529.6 million for 1997, 1996 and 1995, respectively.

FUNDS FROM OPERATIONS

  Funds from operations attributable to Common Shares increased $44.2 million or 37.8% to $161.1 million in 1997 from $116.9 million in 1996. Funds from operations represents SCI's net earnings (computed in accordance with GAAP) before minority interest and before gains/losses on disposition of depreciated property, plus real estate depreciation and amortization, significant non-recurring items and significant non-cash items. SCI believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of SCI to incur and service debt, to make capital expenditures and to fund other cash needs. On January 1, 1995, SCI adopted the NAREIT revised definition of funds from operations. Under this more conservative definition, loan cost amortization is not added back to net earnings in determining funds from operations. The funds from operations measure presented by SCI, while consistent with the NAREIT definition, will not be comparable to similarly titled measures of other REITs which do not compute funds from operations in a manner consistent with SCI. Funds from operations are not intended to represent cash made available to shareholders. Cash distributions paid to shareholders is presented above in "Item 6. Selected Financial Data--Operating Data." Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of SCI's operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

                      STATEMENT OF FUNDS FROM OPERATIONS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                      1997      1996    1995
                                                    --------  -------- -------
Net earnings attributable to Common Shares......... $  4,431  $ 53,460 $42,015
 Add (Deduct):
  Depreciation and amortization, including share of
   unconsolidated subsidiaries.....................   78,694    59,850  39,767
  Minority interest................................    3,560     3,326   3,331
  Costs incurred in acquiring management companies
   from a related party............................   75,376        --      --
  (Gain)/loss on disposition of depreciated real
   estate..........................................   (7,378)       29  (1,053)
  Non-recurring foreign exchange loss..............    6,376        --      --
  Other............................................       --       225      --
                                                    --------  -------- -------
Funds from operations attributable to Common
 Shares............................................ $161,059  $116,890 $84,060
                                                    ========  ======== =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  SCI's Consolidated Balance Sheets as of December 31, 1997 and 1996, its Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997, Notes to Consolidated Financial Statements and Schedule III--Real Estate and Accumulated Depreciation, together with the reports of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 10 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding SCI's executive officers, see "Item 1. Business-- Officers and Trustees of SCI." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in SCI's definitive proxy statement for its 1998 annual meeting of shareholders ("1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Trustee Compensation" and "Outside Trustee Plan" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a)Financial Statements and Schedules:

    1.Financial Statements:
      See Index to Consolidated Financial Statements and Schedule on page F-1 of this report, which is incorporated herein by reference.

    2.Financial Statement Schedules:
      Schedule III.

    All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

    3.Exhibits:
      See Index to Exhibits on pages E-1 to E-4 of this report, which is incorporated herein by reference.

  (b)Reports on Form 8-K: The following report on Form 8-K was filed during the last quarter of the period covered by this report:

                                              ITEM                               FINANCIAL
                 DATE                       REPORTED                             STATEMENTS
           -----------------                --------                             ----------
           November 13, 1997                  5, 7                                  Yes

  (c)Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages E-1 to E-4 of this report, which is incorporated herein by reference.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                                            PAGE
                                                                            ----
Security Capital Industrial Trust:
  Report of Independent Public Accountants.................................  F-2
  Consolidated Balance Sheets..............................................  F-3
  Consolidated Statements of Operations....................................  F-4
  Consolidated Statements of Shareholders' Equity..........................  F-5
  Consolidated Statements of Cash Flows....................................  F-6
  Notes to Consolidated Financial Statements...............................  F-7
  Report of Independent Public Accountants................................. F-30
  Schedule III--Real Estate and Accumulated Depreciation................... F-31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust:

  We have audited the accompanying consolidated balance sheets of Security Capital Industrial Trust and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Industrial Trust and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
March 13, 1998

                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                                                        (IN THOUSANDS, EXCEPT
                                                             SHARE DATA)
                        ASSETS
                        ------
Real Estate............................................ $3,006,236  $2,508,747
  Less accumulated depreciation........................    171,525     109,147
                                                        ----------  ----------
                                                         2,834,711   2,399,600
Investments in and Advances to Unconsolidated
 Subsidiaries..........................................     86,139         --
Cash and Cash Equivalents..............................     25,009       4,770
Accounts Receivable....................................     12,554       5,397
Other Assets...........................................     75,540      52,539
                                                        ----------  ----------
    Total assets....................................... $3,033,953  $2,462,306
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit....................................... $      --   $   38,600
  Long-term debt.......................................    724,052     524,191
  Mortgage notes payable...............................     87,937      91,757
  Securitized debt.....................................     33,197      36,025
  Assessment bonds payable.............................     11,894      12,170
  Accounts payable and accrued expenses................     62,850      35,357
  Construction payable.................................     27,221      24,645
  Net amount due to a related party....................      1,138         --
  Distributions payable................................     33,449      25,058
  Other liabilities....................................     22,174      18,130
                                                        ----------  ----------
    Total liabilities..................................  1,003,912     805,933
                                                        ----------  ----------
Commitments and Contingencies
Minority Interest......................................     53,304      56,984
Shareholders' Equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
   shares issued and outstanding at December 31, 1997
   and 1996; stated liquidation preference of $25 per
   share...............................................    135,000     135,000
  Series B Convertible Preferred Shares; $0.01 par
   value; 8,000,300 shares issued and outstanding at
   December 31, 1997 and 8,050,000 shares issued and
   outstanding at December 31, 1996; stated liquidation
   preference of $25 per share.........................    200,008     201,250
  Series C Preferred Shares; $0.01 par value; 2,000,000
   shares issued and outstanding at December 31, 1997
   and 1996; stated liquidation preference of $50 per
   share...............................................    100,000     100,000
  Common shares of beneficial interest, $0.01 par
   value; 117,364,148 shares issued and outstanding at
   December 31, 1997 and 93,676,546 shares issued and
   outstanding at December 31, 1996....................      1,174         937
Additional paid-in capital.............................  1,773,465   1,257,347
Employee share purchase notes..........................    (27,186)        --
Cumulative translation adjustments.....................        (63)        --
Distributions in excess of net earnings................   (205,661)    (95,145)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,976,737   1,599,389
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $3,033,953  $2,462,306
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                       1997     1996      1995
                                                     -------- --------  --------
                                                     (IN THOUSANDS, EXCEPT PER
                                                            SHARE DATA)
Income:
  Rental income....................................  $284,533 $227,000  $153,879
  Other real estate income.........................    12,291    5,342     2,899
  Income from unconsolidated subsidiaries..........     3,278      --        --
  Interest income..................................     2,392    1,121     1,725
                                                     -------- --------  --------
    Total income...................................   302,494  233,463   158,503
                                                     -------- --------  --------
Expenses:
  Rental expenses, net of recoveries of $42,288 in
   1997, $30,469 in 1996 and $17,788 in 1995.......    23,187   21,734    17,028
  Property management fees paid to a related party,
   net of recoveries of $3,870 in 1997, $3,208 in
   1996 and $2,351 in 1995.........................     3,821    4,940     1,432
  Depreciation and amortization....................    76,562   59,850    39,767
  Interest expense.................................    52,704   38,819    32,005
  REIT management fee paid to a related party......    17,791   21,472    14,207
  Administrative services fee paid to a related
   party...........................................     1,113      --        --
  General and administrative.......................     5,742    1,025       839
  Costs incurred in acquiring management companies
   from a related party............................    75,376      --        --
  Foreign exchange loss............................     6,376      --        --
  Other expense....................................     3,891    2,913     2,234
                                                     -------- --------  --------
    Total expenses.................................   266,563  150,753   107,512
                                                     -------- --------  --------
Net earnings before minority interest and
 gain/(loss) on disposition of real estate.........    35,931   82,710    50,991
Minority interest share in net earnings............     3,560    3,326     3,331
                                                     -------- --------  --------
Net earnings before gain/(loss) on disposition of
 real estate.......................................    32,371   79,384    47,660
Gain/(loss) on disposition of real estate..........     7,378      (29)    1,053
                                                     -------- --------  --------
Net earnings.......................................    39,749   79,355    48,713
Less preferred share dividends.....................    35,318   25,895     6,698
                                                     -------- --------  --------
Net Earnings Attributable to Common Shares.........  $  4,431 $ 53,460  $ 42,015
                                                     ======== ========  ========
Weighted Average Common Shares Outstanding (Basic).   100,729   84,504    68,924
                                                     ======== ========  ========
Weighted Average Common Shares Outstanding
 (Diluted).........................................   100,869   84,511    74,422
                                                     ======== ========  ========
Per Share Net Earnings Attributable to Common
 Shares:
  Basic............................................  $   0.04 $   0.63  $   0.61
                                                     ======== ========  ========
  Diluted..........................................  $   0.04 $   0.63  $   0.61
                                                     ======== ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                       SERIES A  SERIES B   SERIES C
                                       PREFERRED PREFERRED  PREFERRED
                                       SHARES AT SHARES AT  SHARES AT              CUMU-
                          COMMON       AGGREGATE AGGREGATE  AGGREGATE             LATIVE   DISTRI-
                          SHARES        LIQUI-    LIQUI-     LIQUI-     ADDI-     TRANS-   BUTIONS   EMPLOYEE    TOTAL
                    ------------------  DATION    DATION     DATION     TIONAL    LATION  IN EXCESS   SHARE      SHARE-
                     NUMBER     PAR     PREFER-   PREFER-    PREFER-   PAID-IN    ADJUST-  OF NET    PURCHASE   HOLDERS
                    OF SHARES  VALUE     ENCE      ENCE       ENCE     CAPITAL     MENTS  EARNINGS    NOTES      EQUITY
                    --------- -------- --------- ---------  --------- ----------  ------- ---------  --------  ----------
                                                             (IN THOUSANDS)
Balances at
December 31, 1994.    64,587  $  645.8 $    --   $    --    $    --   $  808,003   $--    $ (30,874) $    --   $  777,775
 Sale of common
 shares...........    16,260     162.6      --        --         --      249,837    --          --        --      250,000
 Sale of preferred
 shares...........       --        --   135,000       --         --          --                 --        --      135,000
 Dividend
 reinvestment and
 share purchase
 plan.............        13       0.1      --        --         --          217    --          --        --          217
 Less cost of
 raising capital..                          --        --         --       (5,022)   --          --        --       (5,022)
 Limited
 partnership units
 converted to
 common shares....       556       5.6      --        --         --        6,107    --          --        --        6,112
 Net earnings
 before gain on
 disposition of
 real estate......       --        --       --        --         --          --     --       47,660       --       47,660
 Gain on
 disposition of
 real estate......       --        --       --        --         --          --     --        1,053       --        1,053
 Common share
 distributions....       --        --       --        --         --          --     --      (49,348)      --      (49,348)
 Series A
 Preferred Share
 dividends........       --        --       --        --         --          --     --       (6,698)      --       (6,698)
 Distributions
 accrued..........       --        --       --        --         --          --     --      (20,558)      --      (20,558)
                     -------  -------- --------  --------   --------  ----------   ----   ---------  --------  ----------
Balances at
December 31, 1995.    81,416     814.1  135,000       --         --    1,059,142    --      (58,765)      --    1,136,191
 Sale of common
 shares...........    12,218     122.5      --                           210,639    --          --        --      210,762
 Sales of
 preferred shares.       --        --       --    201,250    100,000                --          --        --      301,250
 Dividend
 reinvestment and
 share purchase
 plan.............        21        .2      --        --         --          356    --          --        --          356
 Common shares
 issued upon
 exercise of
 warrants.........        22        .2      --        --         --          218    --          --        --          218
 Less cost of
 raising capital..       --        --       --        --         --      (13,008)   --          --        --      (13,008)
 Net earnings
 before loss on
 disposition of
 real estate......       --        --       --        --         --          --     --       79,384       --       79,384
 Loss on
 disposition of
 real estate......       --        --       --        --         --          --     --          (29)      --          (29)
 Common share
 distributions....       --        --       --        --         --          --     --      (64,782)      --      (64,782)
 Preferred share
 dividends........       --        --       --        --         --          --     --      (25,895)      --      (25,895)
 Distributions
 accrued..........       --        --       --        --         --          --     --      (25,058)      --      (25,058)
                     -------  -------- --------  --------   --------  ----------   ----   ---------  --------  ----------
Balances at
December 31, 1996.    93,677     937.0  135,000   201,250    100,000   1,257,347    --      (95,145)      --    1,599,389
 Sale of common
 shares...........    22,147     221.5      --        --         --      488,432    --          --        --      488,653
 Dividend
 reinvestment and
 share purchase
 plan.............        20       0.2      --        --         --          429    --          --        --          429
 Limited
 partnership units
 converted to
 common shares....       105       1.0      --        --         --        1,587    --          --        --        1,588
 Series B
 Preferred Shares
 converted to
 common shares....        63       0.6      --     (1,242)       --        1,241    --          --        --            0
 Common shares
 issued under
 employee share
 purchase plan,
 net..............     1,352      13.5      --        --         --       28,677    --          --    (27,186)      1,505
 Less cost of
 raising capital..       --        --       --        --         --       (4,248)   --          --        --       (4,248)
 Cumulative
 translation
 adjustments for
 fluctuations in
 foreign currency
 rates............       --        --       --        --         --          --     (63)        --        --          (63)
 Net earnings
 before gain on
 disposition of
 real estate......       --        --       --        --         --          --     --       32,371       --       32,371
 Gain on
 disposition of
 real estate......       --        --       --        --         --          --     --        7,378       --        7,378
 Common share
 distributions....       --        --       --        --         --          --     --      (81,498)      --      (81,498)
 Preferred share
 dividends........       --        --       --        --         --          --     --      (35,318)      --      (35,318)
 Distributions
 accrued..........       --        --       --        --         --          --     --      (33,449)      --      (33,449)
                     -------  -------- --------  --------   --------  ----------   ----   ---------  --------  ----------
Balances at
December 31, 1997.   117,364  $1,173.8 $135,000  $200,008   $100,000  $1,773,465   $(63)  $(205,661) $(27,186) $1,976,737
                     =======  ======== ========  ========   ========  ==========   ====   =========  ========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                  1997       1996       1995
                                                ---------  ---------  ---------
                                                       (IN THOUSANDS)
Operating Activities:
 Net earnings.................................  $  39,749  $  79,355  $  48,713
 Minority interest............................      3,560      3,326      3,331
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization..............     76,275     59,850     39,767
   (Gain)/loss on disposition of real estate..     (7,378)        29     (1,053)
   Rent leveling..............................     (5,435)    (4,777)    (4,364)
   Costs incurred in acquiring management
    companies from a related party............     75,376        --         --
   Change in investment in and advances to
    unconsolidated subsidiaries...............       (770)       --         --
   Foreign exchange loss on remeasurement.....        348        --         --
   Amortization of deferred financing costs...      1,977      2,339      2,092
 Increase in accounts receivable and other
  assets......................................    (24,103)   (10,166)   (14,392)
 Increase in accounts payable and accrued
  expenses....................................     27,492      2,531     19,028
 Increase in other liabilities................      4,044      3,714      7,032
 Increase in net amount due to a related
  party.......................................      1,138        --         --
                                                ---------  ---------  ---------
     Net cash provided by operating
      activities..............................    192,273    136,201    100,154
                                                ---------  ---------  ---------
Investing Activities:
 Real estate investments......................   (601,577)  (657,873)  (633,251)
 Investments in and advances to
  unconsolidated subsidiaries.................    (85,369)       --         --
 Tenant improvements and lease commissions....    (15,539)   (14,806)    (6,163)
 Recurring capital expenditures...............     (5,523)    (2,851)      (330)
 Proceeds from disposition of real estate.....    137,147      9,652     10,949
                                                ---------  ---------  ---------
     Net cash used in investing activities....   (570,861)  (665,878)  (628,795)
                                                ---------  ---------  ---------
Financing Activities:
 Proceeds from sale of shares, net of
  expenses....................................    330,005    434,587    279,977
 Net proceeds from sale of shares to a
  related party...............................     75,000     64,416    100,001
 Proceeds from exercised warrants and
  dividend reinvestment and share purchase
  plan........................................        429        574        217
 Proceeds from long-term debt offerings.......    199,772    199,632    324,455
 Debt issuance costs..........................     (2,469)    (4,698)    (6,194)
 Distributions paid to common shareholders....   (106,556)   (85,340)   (64,445)
 Distributions paid to minority interest
  holders.....................................     (5,665)    (5,237)    (5,033)
 Preferred share dividends....................    (35,318)   (25,895)    (6,698)
 Reduction of employee share purchase notes...         64        --         --
 Termination of interest rate contracts.......      1,894        --         --
 Proceeds from line of credit.................    530,991    411,200    361,100
 Payments on line of credit...................   (569,591)  (453,600)  (440,100)
 Regularly scheduled principal payments on
  mortgage notes payable......................     (4,925)    (3,738)    (3,491)
 Balloon principal payments made upon
  maturity....................................    (14,804)   (19,689)   (10,183)
                                                ---------  ---------  ---------
     Net cash provided by financing
      activities..............................    398,827    512,212    529,606
                                                ---------  ---------  ---------
Net Increase/(Decrease) in Cash and Cash
 Equivalents..................................     20,239    (17,465)       965
Cash and Cash Equivalents, beginning of year..      4,770     22,235     21,270
                                                ---------  ---------  ---------
Cash and Cash Equivalents, end of year........  $  25,009  $   4,770  $  22,235
                                                =========  =========  =========
Supplemental Schedule of Noncash Investing and
 Financing Activities:
 In conjunction with real estate acquired:
   Assumption of existing mortgage notes......  $  12,805  $  18,103  $  14,688
   Issuance of common shares..................  $   1,000  $     --   $     --
 In conjunction with the acquisition of
  management companies
   Issuance of common shares to a related
    party.....................................  $  79,840  $     --   $     --
   Purchase of computer and telephone
    equipment.................................  $  (4,464) $     --   $     --
 Notes received from employees for common
  shares issued...............................  $  27,250  $     --   $     --
 Cumulative adjustment for translation of
  foreign currency, net.......................  $      63  $     --   $     --
 Conversion of partnership units into common
  shares......................................  $   1,588  $     --   $   6,112

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS:

  Security Capital Industrial Trust ("SCI"), a Maryland real estate investment trust ("REIT"), is a publicly held global owner and operator of distribution properties focused exclusively on meeting the distribution space needs of international, national, regional and local industrial real estate users through the SCI International Operating System(TM). SCI engages in the acquisition, development, marketing, operation and long-term ownership of distribution facilities, and the development of master-planned distribution parks and corporate distribution facilities for its customers. SCI deploys capital in markets with excellent long-term growth prospects where SCI can achieve a strong market position through the acquisition and development of generic, flexible facilities designed for both warehousing and light manufacturing uses. As of December 31, 1997, SCI's portfolio contained 90,843,000 square feet in 1,005 operating buildings and SCI had an additional 8,442,000 square feet under development in 62 buildings for a total of 99,285,000 square feet in 44 target market cities in the United States, Mexico and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 REIT Organization Status

  In January 1993, SCI was formed as a Maryland real estate investment trust. In February 1993, Security Capital Industrial Investors Incorporated, a Delaware corporation, was merged with and into SCI. SCI has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended.

  REITs are not required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. During 1997, 1996 and 1995, SCI was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements.

 Basis of Presentation

  The accompanying consolidated financial statements include the results of SCI, its subsidiaries and its majority-owned and controlled partnerships. The effects of intercompany transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform with the 1997 financial statement presentation.

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

 Real Estate and Depreciation

  Real estate is carried at cost. Costs directly related to the acquisition, renovation or development of real estate are capitalized and are depreciated over the following useful lives:

            Tenant improvements................. 10 years
            Acquired buildings.................. 30 years
            Developed buildings................. 40 years

  Depreciation is computed using a straight-line method. Certain real estate was acquired through the formation of partnerships (Note 6) wherein SCI contributed cash and the limited partners contributed real estate

                       SECURITY CAPITAL INDUSTRIAL TRUST
in exchange for partnership units which are ultimately exchangeable for SCI's Common Shares of Beneficial Interest, par value $0.01 per share (the "Common Shares"). In consolidating the partnerships' assets, real estate cost includes the estimated fair value attributable to the limited partners' interests at the acquisition dates because (1) SCI's cash contributions constituted over 50% of the acquisition prices, (2) the acquisitions were from unrelated third-parties and (3) the limited partners were not considered "promoters" under SEC Staff Accounting Bulletin 48. The limited partners' interests will be reflected as minority interest in the consolidated financial statements until the units are exchanged for SCI Common Shares.

 Long-Lived Assets

  Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. SCI's management also periodically reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, long-lived assets, including real estate assets, are not carried at amounts in excess of their estimated net realizable values.

 Capitalized Compensation and Overhead Costs

  Compensation and overhead costs incurred for development, renovation, acquisition, and leasing activities that are incremental and identifiable to specific and successful projects or leases are capitalized and depreciated over their useful lives as discussed in Real Estate and Depreciation or, in the case of leasing costs, amortized over SCI's average lease term of four years.

 Recent Accounting Pronouncements

  Effective December 15, 1997, SCI adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes APB Opinion No. 15 and requires restatement of prior years' earnings per share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in earnings. The adoption of SFAS No. 128 had no effect on SCI's reported earnings per share for the years ended December 31, 1997, 1996, and 1995.

  The FASB has also released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SCI already complied with the requirements of the statement which is effective for periods ending after December 15, 1997.

 Capitalized Interest

  SCI capitalizes interest costs incurred during the land development or construction period of qualifying projects.

 Deferred Loan Fees

  Included in other assets as of December 31, 1997 and 1996 are costs of $7.9 million and $9.2 million, respectively, associated with obtaining financing (Note 5) which have been capitalized and are being amortized (to interest expense or capitalized interest, as appropriate) over the life of the loan using the effective interest rate method.

                       SECURITY CAPITAL INDUSTRIAL TRUST

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash in bank accounts and funds invested in money market funds.

 Minority Interest

  Minority interest is carried at cost and represents limited partners' interests in various real estate partnerships controlled by SCI. As discussed in Real Estate and Depreciation, certain minority interests are carried at the pro rata share of the estimated fair value of property at the acquisition dates. Common Shares of SCI issued upon exchange of limited partnership units will be accounted for at the cost of the minority interest surrendered. As of December 31, 1997, a total of 5,089,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships (Note 6). Limited partners are entitled to exchange each partnership unit for one Common Share of SCI.

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

 Foreign Currency Exchange Contracts

  Foreign currency forward contracts used in conjunction with the purchase and financing of a business are marked to market at the financial statement date and the gain or loss, if any, is reflected in the consolidated results of operations.

 Foreign Currency Translation/Remeasurement

  For foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated at the exchange rates in effect at the end of the year and income statement accounts are translated at the average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity in a Cumulative Translation Adjustments account. For foreign subsidiaries who have transactions denominated in currencies other than their functional currency, nonmonetary assets and liabilities are remeasured at historical rates, monetary assets and liabilities are remeasured at the exchange rates in effect at the end of the year, and income statement accounts are remeasured at average exchange rates for the year. The remeasurement gains and losses of such foreign subsidiaries are included in the consolidated results of operations as foreign exchange gains or losses.

 Employee Stock Based Compensation

  SCI has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") and continues to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") as allowed under SFAS No. 123 and makes proforma fair value disclosures required by SFAS No. 123. In accordance with APB No. 25, total compensation cost is measured by the difference between the quoted market price of stock at the date of grant or award and the price, if any, to be paid by an employee and is recognized as expense over the period the employee performs related services.

                       SECURITY CAPITAL INDUSTRIAL TRUST

 Unconsolidated Subsidiaries

  SCI's investment in 100% of the preferred stock of SCI Logistics Services Incorporated ("SCI Logistics") is accounted for under the equity method because SCI exercises significant influence over the operating and financial activities of SCI Logistics (Note 4). Accordingly, the investment in SCI Logistics is carried at cost as adjusted for SCI's proportionate share of SCI Logistics' earnings or losses.

3. REAL ESTATE

  Real estate investments are comprised of income producing distribution facilities, construction in progress and land held for distribution facility development in the following markets:

                                                                 PERCENTAGE OF
                                                                  TOTAL COST
                                                                 --------------
                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
U.S. MARKETS
  Atlanta, Georgia..............................................   7.90%   7.99%
  Austin, Texas.................................................   2.40    3.32
  Birmingham, Alabama...........................................   1.16    1.33
  Charlotte, North Carolina.....................................   2.45    2.39
  Chattanooga, Tennessee........................................   0.52    0.60
  Chicago, Illinois.............................................   5.43    3.80
  Cincinnati, Ohio..............................................   2.86    2.57
  Columbus, Ohio................................................   2.16    2.16
  Dallas/Fort Worth, Texas......................................   5.40    4.79
  Denver, Colorado..............................................   2.11    2.37
  East Bay (San Francisco), California..........................   3.99    4.49
  El Paso, Texas................................................   2.96    2.99
  Fort Lauderdale/Miami, Florida................................   1.13    1.05
  Houston, Texas................................................   5.05    5.16
  Indianapolis, Indiana.........................................   3.85    4.69
  Kansas City, Kansas/Missouri..................................   1.82    1.95
  Las Vegas, Nevada.............................................   2.10    1.99
  Los Angeles/Orange County, California.........................   4.75    3.65
  Louisville, Kentucky..........................................   0.45    0.46
  Memphis, Tennessee............................................   2.05    2.03
  Nashville, Tennessee..........................................   1.78    1.87
  New Jersey/I-95 Corridor......................................   2.90    1.92
  Oklahoma City, Oklahoma.......................................   0.35    0.56
  Orlando, Florida..............................................   1.08    1.15
  Phoenix, Arizona..............................................   1.51    1.69
  Portland, Oregon..............................................   2.37    2.29
  Reno, Nevada..................................................   1.99    2.01
  Rio Grande Valley (Brownsville), Texas........................   0.93    0.89
  Salt Lake City, Utah..........................................   1.60    2.35
  San Antonio, Texas............................................   3.54    4.56
  San Diego, California.........................................   0.46    0.61

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                              PERCENTAGE OF
                                                               TOTAL COST
                                                              --------------
                                                              DECEMBER 31,
                                                              --------------
                                                               1997    1996
                                                              ------  ------
U.S. MARKETS (CONTINUED)
  Seattle, Washington........................................   1.46    1.57
  South Bay (San Francisco), California......................   7.22    7.84
  St. Louis, Missouri........................................   0.94     --
  Tampa, Florida.............................................   4.02    4.53
  Tulsa, Oklahoma............................................   0.45    0.49
  Washington, D.C./Baltimore.................................   4.69    5.08
  Other......................................................   0.35    0.81
INTERNATIONAL MARKETS
  Amsterdam, Netherlands.....................................   0.01     --
  Juarez, Mexico.............................................   0.27     --
  Lyons, France..............................................   0.29     --
  Monterrey, Mexico..........................................   0.38     --
  Paris, France..............................................   0.25     --
  Reynosa, Mexico............................................   0.18     --
  Rotterdam, Netherlands.....................................   0.44     --
                                                              ------  ------
                                                              100.00% 100.00%
                                                              ======  ======

  The following summarizes real estate investments as of December 31 (in thousands):

                                                             1997       1996
                                                          ---------- ----------
Land held for development................................ $  159,645 $  109,316
Land under development...................................     65,773     40,465
Improved land............................................    420,019    356,428
Buildings and improvements...............................  2,233,585  1,918,256
Construction in progress.................................    114,495     77,506
Capitalized preacquisition costs.........................     12,719      6,776
                                                          ---------- ----------
  Total real estate......................................  3,006,236  2,508,747
Less accumulated depreciation............................    171,525    109,147
                                                          ---------- ----------
  Net real estate........................................ $2,834,711 $2,399,600
                                                          ========== ==========

  Capitalized preacquisition costs include $3,644,000 and $1,634,000 of funds on deposit with title companies as of December 31, 1997 and 1996, respectively, for property acquisitions. In addition to the December 31, 1997 construction payable accrual of $27.2 million, SCI had unfunded commitments on its contracts for developments under construction totaling $146.4 million.

  Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from corporate distribution facilities services generated to a large extent by SCI Development Services Incorporated ("SCI Development Services"). SCI Development Services develops corporate distribution facilities to meet customer requirements or works on a fee basis for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. Through its 100% preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. Further, SCI advances mortgage loans to SCI Development Services to fund acquisition, development and construction

                       SECURITY CAPITAL INDUSTRIAL TRUST

("AD&C") activity. In accordance with accounting guidance for AD&C lending, SCI accounts for these loans as real estate investments, effectively consolidating the activities of SCI Development Services. As of December 31, 1997, the outstanding balances of development and mortgage loans made by SCI to SCI Development Services for the purchase of distribution facilities and land for distribution facility development aggregated $184.8 million. SCI Development Services pays federal and state taxes at the applicable corporate rate.

  SCI leases its properties to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the customer. SCI's largest customer accounted for less than 1.0% of SCI's 1997 rental income (on an annualized basis), and the annualized base rent for SCI's 20 largest customers accounted for less than 12.4% of SCI's 1997 rental income (on an annualized basis). Minimum lease payments receivable on non-cancelable leases with lease periods greater than one year are as follows (in thousands):

        1998........................................................ $   286,305
        1999........................................................     242,379
        2000........................................................     189,299
        2001........................................................     140,487
        2002........................................................      93,776
        Thereafter..................................................     200,875
                                                                     -----------
                                                                     $ 1,153,121
                                                                     ===========

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES:

  On September 1, 1997, SCI Development Services acquired 9.6% of the outstanding common shares of Insight, Inc., a privately owned logistics optimization consulting company, for $500,000, and committed to invest an additional $2.0 million over the next two years to increase its ownership to 33%. SCI Development Services has accounted for this investment on the cost method.

  On April 24, 1997, SCI Logistics acquired a 60% interest in a refrigerated warehousing company, renamed CS Integrated LLC ("CSI"). During the third and fourth quarters of 1997 SCI Logistics contributed additional capital to CSI which increased its ownership to 77.1%. As of December 31, 1997, CSI owned refrigerated warehousing totaling 69.0 million cubic feet and also had 9.6 million cubic feet under construction. SCI owns 100% of the non-voting preferred stock of SCI Logistics. An unrelated third party owns 100% of the common stock of SCI Logistics. Through its 100% preferred stock ownership, SCI will realize substantially all economic benefits of SCI Logistics' activities.

  As of December 31, 1997, Investments in and Advances to Unconsolidated Subsidiaries consists of the following items (in thousands):

        Investment in Insight, Inc..................................... $   500
        Investment in preferred stock of SCI Logistics.................   7,404
        Note receivable from SCI Logistics.............................  75,207
        Accrued interest and other receivables.........................   3,028
                                                                        -------
          Total........................................................ $86,139
                                                                        =======

  The note receivable from SCI Logistics is an unsecured loan, which bears interest at 13% per annum payable on the 24th of April of each year, commencing April 24, 1998, and matures on April 24, 2002.

                       SECURITY CAPITAL INDUSTRIAL TRUST

5. BORROWINGS:

  Mortgage notes payable, assessment bonds payable and securitized debt consisted of the following at December 31, 1997 (in thousands):

                                                                           BALLOON
                                                        PERIODIC           PAYMENT
                                      INTEREST MATURITY PAYMENT  PRINCIPAL  DUE AT
       DESCRIPTION          MARKET      RATE     DATE     DATE    BALANCE  MATURITY
       -----------        ----------- -------- -------- -------- --------- --------
Mortgage Notes Payable:
 Eigenbrodt Way
  Distribution Center
  #1....................  East Bay      8.590% 04/01/03   (1)     $ 1,692  $ 1,479
 Gateway Corporate
  Center #10............  South Bay     8.590  04/01/03   (1)       2,002    1,361
 Hayward Industrial
  Center I & II.........  East Bay      8.590  04/01/03   (1)      14,280   12,480
 Kennedy International
  Cargo Center Land #1..  New Jersey    6.000  01/12/98   (1)       3,900    3,900
 MGI Portfolio..........  St. Louis     7.750  10/01/10   (2)       8,594      --
 Oxmoor Distribution
  Center #1.............  Birmingham    8.390  04/01/99   (1)       4,032    3,895
 Oxmoor Distribution
  Center #2.............  Birmingham    8.100  05/01/99   (1)       1,487    1,439
 Oxmoor Distribution
  Center #3.............  Birmingham    8.100  05/01/99   (1)       1,476    1,426
 Peter Cooper
  Distribution Center
  #1....................  El Paso      10.625  06/01/99   (1)       2,647    2,619
 Platte Valley
  Industrial Center #1..  Kansas City   9.750  03/01/00   (1)         448      256
 Platte Valley
  Industrial Center #3..  Kansas City   9.750  06/01/98   (1)       1,114    1,091
 Platte Valley
  Industrial Center #4..  Kansas City  10.100  11/01/21   (2)       2,080      --
 Platte Valley
  Industrial Center #8..  Kansas City   8.750  08/01/04   (1)       1,950    1,488
 Platte Valley
  Industrial Center #9..  Kansas City   8.100  04/01/17   (2)       3,407      --
 Princeton Distribution
  Center................  Cincinnati    9.250  02/19/99   (1)         378      378
 Rio Grande Industrial
  Center #1.............  Brownsville   8.875  09/01/01   (1)       3,218    2,544
 Riverside Industrial
  Center #3.............  Kansas City   8.750  08/01/04   (1)       1,532    1,170
 Riverside Industrial
  Center #4.............  Kansas City   8.750  08/01/04   (1)       4,140    3,161
 Southwide Lamar
  Industrial Center #1..  Memphis       7.670  05/01/24   (1)         424      674
 Sullivan 75
  Distribution Center
  #1....................  Atlanta       9.960  04/01/04   (1)       1,838    1,663
 Tampa West Distribution
  Center #20............  Tampa         9.125  11/30/00   (2)         157      --
 Thornton Business
  Center #1--#4.........  South Bay     8.590  04/01/03   (1)       9,366    8,185
 Titusville Industrial
  Center #1.............  Orlando      10.000  09/01/01   (1)       4,808    4,181
 Vista Del Sol
  Industrial Center #1..  El Paso       9.680  08/01/07   (2)       2,810      --
 Vista Del Sol
  Industrial Center #3..  El Paso       9.680  08/01/07   (2)       1,189      --
 West One Business
  Center #1.............  Las Vegas     8.250  09/01/00   (1)       4,505    4,252
 West One Business                                                  4,463
  Center #3.............  Las Vegas     9.000  09/01/04   (1)     -------    3,847
                                          8.65% Weighted average  $87,937
                                                            rate  =======
Assessment Bonds
 Payable:
 City of Las Vegas......  Las Vegas      8.75% 10/01/13   (2)     $   303      --
 City of Las Vegas......  Las Vegas      8.75  10/01/13   (2)         299      --
 City of Las Vegas......  Las Vegas      8.75  10/01/13   (2)         200      --
 City of Hayward........  South Bay      7.00  03/01/98   (2)           2      --
 City of Fremont........  South Bay      7.00  03/01/11   (2)      10,404      --
 City of Wilsonville....  Portland       6.82  08/19/04   (2)         147      --
 City of Kent...........  Seattle        7.85  06/20/05   (2)         119      --
 City of Kent...........  Seattle        7.98  05/20/09   (2)          70      --
 City of Portland.......  Portland       7.25  11/07/15   (2)         108      --
 City of Portland.......  Portland       7.25  11/17/07   (2)           5      --
 City of Portland.......  Portland       7.25  09/15/16   (2)         237      --
                                                                  -------
                                          7.14% Weighted average  $11,894
                                                            rate  =======
Securitized Debt:
 Tranche A..............  (3)            7.74% 02/01/04   (1)     $24,973  $20,821
 Tranche B..............  (3)            9.94  02/01/04   (1)       8,224    7,215
                                                                  -------
                                          8.29% Weighted average  $33,197
                                                            rate  =======

--------
(1) Amortizing monthly with a balloon payment due at maturity.
(2) Fully amortizing.
(3) Secured by real estate located primarily in Fort Lauderdale/Miami, Orlando and Tampa.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Mortgage notes payable are secured by real estate with an aggregate undepreciated cost of $164.1 million at December 31, 1997. Assessment bonds payable are secured by real estate with an aggregate undepreciated cost of $224.3 million at December 31, 1997. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $66.7 million at December 31, 1997.

 Line of Credit

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. ("NationsBank") (as agent for a bank group). Borrowings bear interest at SCI's option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.95% based upon SCI's current senior debt ratings. The prime rate was 8.5% and the 30-day LIBOR rate was 5.71875% at December 31, 1997. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1998 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders; if not extended, at SCI's election, the facility will either (a) convert to a three year term note, or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1 and to maintain a fixed charge coverage ratio of not less than 1.75 to 1. SCI is in compliance with all covenants contained in the line of credit, and as of December 31, 1997, no borrowings were outstanding on the line of credit.

  On October 1, 1997, SCI extended its $25.0 million short-term unsecured discretionary line of credit with NationsBank through October 1, 1998. The rate of interest and the maturity date of each advance will be determined by agreement between SCI and NationsBank at the time of each advance. There were no borrowings outstanding on the line of credit at December 31, 1997.

  A summary of SCI's line of credit borrowings is as follows for the years ended December 31, (in thousands):

                                                               1997      1996
                                                             --------  --------
   Weighted average daily interest rate.....................     6.75%     7.02%
   Borrowings outstanding at December 31.................... $    --   $ 38,600
   Weighted average daily borrowings........................ $ 56,938  $ 44,268
   Maximum borrowings outstanding at any month end.......... $143,800  $124,200
   Total line of credit at December 31...................... $375,000  $350,000

 Long-Term Debt

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             -------- --------
                                                              (IN THOUSANDS)
8.72% Senior Unsecured Notes, issued on March 2, 1995 in an
 original principal amount of $150,000,000. Interest is
 payable March 1 and September 1 of each year. The Notes are payable in eight consecutive annual installments of
 $18,750,000 commencing March 1, 2002 and maturing on March
 1, 2009.................................................... $150,000 $150,000
9.34% Senior Unsecured Notes, issued on March 2, 1995 in an
 original principal amount of $50,000,000. Interest is
 payable March 1 and September 1 of each year. The Notes are payable in six consecutive annual installments ranging from
 $5,000,000 to $12,500,000 commencing on March 1, 2010 and
 maturing on March 1, 2015..................................   50,000   50,000

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
                                                                (IN THOUSANDS)
7.125% Senior Unsecured Notes due 1998, issued on May 16,
 1995 in an original principal amount of $15,000,000, net of original issue discount. Interest is payable May 15 and
 November 15 of each year....................................  $ 14,998 $ 14,993
7.25% Senior Unsecured Notes due 2000, issued on May 16, 1995 in an original principal amount of $17,500,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year....................................    17,463   17,448
7.30% Senior Unsecured Notes due 2001, issued on May 16, 1995 in an original principal amount of $17,500,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year....................................    17,449   17,435
7.875% Senior Unsecured Notes, issued on May 16, 1995 in an
 original principal amount of $75,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in eight annual
 installments of $9,375,000 beginning May 15, 2002 and
 maturing on May 15, 2009....................................    74,694   74,668
7.25% Senior Unsecured Notes, issued on May 17, 1996 in an
 original principal amount of $50,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in four annual
 installments of $12,500,000 beginning May 15, 1999 and
 maturing on May 15, 2002....................................    49,962   49,951
7.95% Senior Unsecured Notes, issued on May 17, 1996 in an
 original principal amount of $100,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in four annual
 installments of $25,000,000 beginning May 15, 2005 and
 maturing on May 15, 2008....................................    99,851   99,840
8.65% Senior Unsecured Notes, issued on May 17, 1996 in an
 original principal amount of $50,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in seven annual
 installments ranging from $5,000,000 to $12,500,000
 beginning May 15, 2010 and maturing on May 15, 2016.........    49,861   49,856
7.81% Medium-Term Notes, issued on February 4, 1997 in an
 original principal amount of $100,000,000. Interest is
 payable February 1 and August 1 of each year. The Notes are payable in six annual installments ranging from $10,000,000 to $20,000,000 beginning February 1, 2010 and maturing on
 February 1, 2015............................................   100,000      --
7.625% Senior Unsecured Notes, due July 1, 2017, issued July
 11, 1997 in an original principal amount of $100,000,000,
 net of original issue discount. Interest is payable January
 1 and July 1 of each year...................................    99,774      --
                                                               -------- --------
 Total long-term debt, net of original issue discount........  $724,052 $524,191
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

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40% and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5 to 1. In addition, SCI may not at any time own total unencumbered assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At December 31, 1997, SCI was in compliance with all debt covenants contained in the Indenture.

  Approximate principal payments due on long-term debt, mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five-year period ending December 31, 2002 and thereafter are as follows (in thousands):

        1998.......................................................... $ 24,062
        1999..........................................................   26,480
        2000..........................................................   38,887
        2001..........................................................   41,175
        2002..........................................................   45,148
        2003 and thereafter...........................................  682,276
                                                                       --------
        Total principal due...........................................  858,028
        Less: Original issue discount.................................     (948)
                                                                       --------
          Total carrying value........................................ $857,080
                                                                       ========

  During 1997, 1996 and 1995, interest expense was $52,704,000, $38,819,000, and $32,005,000, respectively, which was net of capitalized interest of $18,365,000, $16,138,000 and $8,599,000, respectively. Total amortization of deferred loan fees included in interest expense was $1,977,000, $2,339,000 and $2,092,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The total interest paid in cash on all outstanding debt was $61,251,000, $50,704,000 and $33,634,000 during 1997, 1996 and 1995, respectively.

6. MINORITY INTEREST:

  Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI.

  SCI owns a 70.0% general partnership interest in Red Mountain Joint Venture, which owns approximately $3.0 million of property in Albuquerque, New Mexico.

  On December 22, 1993, SCI acquired a 68.7% controlling general partnership interest in SCI Limited Partnership-I, which owns distribution facilities primarily in the San Francisco Bay area. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. At December 31, 1997, 4,520,533 limited partnership units were outstanding and no units had been exchanged.

  During the first two quarters of 1994, SCI acquired an 81.2% controlling general partnership interest in
SCI Limited Partnership-II, which owns distribution facilities primarily in Austin, Charlotte, Dallas, Denver,
El Paso and the San Francisco Bay area. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. During the third quarter of 1995 certain limited partners in SCI Limited Partnership-II exercised their conversion rights to exchange partnership units for Common Shares on a one for one basis. As a result of these conversions, SCI's general partnership interest in SCI Limited

                       SECURITY CAPITAL INDUSTRIAL TRUST

Partnership-II increased to 97.6%, and SCI's outstanding Common Shares increased by 555,651 shares. As of December 31, 1997, there were 90,213 limited partnership units outstanding in SCI Limited Partnership-II.

  In October 1994, SCI acquired a 50.4% controlling general partnership interest in SCI Limited Partnership-III, which owns distribution facilities primarily in Tampa, Florida. During 1995, SCI contributed an additional $11.9 million to this partnership for asset acquisitions which increased SCI's general partnership interest to 71.8%. During 1996, SCI contributed $4.2 million for a property acquisition in San Antonio, Texas which increased SCI's general partnership interest from 71.8% to 75.6%. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. During the fourth quarter of 1997 certain limited partners in SCI Limited Partnership-III exercised their conversion rights to exchange partnership units for Common Shares on a one for one basis. As a result of these conversions, SCI's general partnership interest in SCI Limited Partnership-III increased to 80.6%, and SCI's outstanding Common Shares increased by 105,000 shares. As of December 31, 1997, there were 409,900 limited partnership units outstanding in SCI Limited Partnership-III.

  In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI, made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership ("Partnership-IV"), in exchange for a 96.4% general partner interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totaling 3.6% in Partnership-IV. SCI contributed an additional $2.5 million to the partnership between January 1, 1996 and December 31, 1997, in conjunction with tax deferred exchanges of real estate, which increased SCI's interest from 96.4% to 96.7%. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners. At December 31, 1997, there were 68,612 limited partnership units outstanding in Partnership-IV and no units had been exchanged.

  Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by Partnership-IV consist of income producing, improved real property located in Florida, Ohio and Oklahoma. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from Partnership-IV at December 31, 1997 and 1996. Partnership-IV had $8.9 million and $1.4 million of borrowings from SCI IV, Inc. at December 31, 1997 and 1996, respectively. SCI IV, Inc. had $8.9 million and $1.4 million of borrowings from SCI and its affiliates at December 31, 1997 and 1996, respectively. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements, and the third party investors' interests in Partnership-IV are reflected as minority interest. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares.

7. SHAREHOLDERS' EQUITY:

  On December 22, 1997, SCI raised net proceeds of $200.0 million from a private placement of 8,416,667 Common Shares at a price of $24 per share. SCI paid Security Capital Markets Group Incorporated, a registered broker-dealer subsidiary of Security Capital Group Incorporated ("Security Capital"), a $2.0 million fee for their services in connection with the offering. Security Capital, SCI's largest shareholder, purchased 3,125,067 Common Shares in the December offering at $24 per share. At December 31, 1997, Security Capital owned 42.5% of SCI's Common Shares.

  On August 6, 1997, in connection with the consummation of the Merger (see
Note 11), SCI commenced a rights offering to sell 4,970,352 Common Shares at $21 per share. The rights offering was designed to allow

                       SECURITY CAPITAL INDUSTRIAL TRUST

SCI's shareholders, other than Security Capital, the opportunity to maintain their relative ownership in SCI by purchasing additional Common Shares at a price which was below the price at which Security Capital received Common Shares in the Merger. On September 9, 1997, SCI offered an additional 994,070 Common Shares at $21 per share to third party subscribers in the rights offering that were not accepted in whole or in part due to demand in excess of the Common Shares offered. All of these Common Shares were issued in September 1997, and net proceeds from these offerings totaled $124.9 million.

  On June 24, 1997, SCI's shareholder's voted to increase SCI's authorized capitalization from 150 million to 180 million shares of beneficial interest.

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

  On August 21, 1996, SCI commenced a rights offering to sell 6,787,806 Common Shares at $17.25 per Common Share and also authorized an additional 3,393,903 Common Shares for oversubscriptions or third party subscribers. In September 1996, SCI issued 7,865,645 Common Shares of the 10,181,709 Common Shares subscribed for and recorded subscriptions receivable of $40.0 million. In October 1996, 2,316,064 Common Shares were issued and all subscriptions receivable were collected. Gross proceeds from the offering totaled $175.6 million. On September 24, 1996, SCI offered 2,036,342 Common Shares to third party subscribers in the rights offering that were not accepted in whole or in part due to demand in excess of the Common Shares offered. Security Capital purchased 3,734,240 Common Shares in connection with the September rights offering at the same price paid by the public.

  In February 1996, SCI issued a total of 8,050,000 Series B Cumulative Convertible Redeemable Preferred Shares (the "Series B Preferred Shares"). The Series B Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference at the time of issuance of $201.3 million plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are only entitled to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 Common Shares for each Series B Preferred Share), subject to adjustment in certain circumstances. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distribution on the Common Shares, or portion thereof, into which a Series B Preferred Share is convertible. Distributions on the Series B Preferred Shares are cumulative from the date of original issue and payable quarterly in arrears on the last day of March, June, September and December of each year. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. There were 49,700 Series B Preferred

                       SECURITY CAPITAL INDUSTRIAL TRUST

Shares converted into 63,720 Common Shares in the fourth quarter of 1997. There were 8,000,300 Series B Preferred Shares outstanding as of December 31, 1997.

  On September 29, 1995, SCI issued 9,421,505 Common Shares at $15.375 per share and received subscriptions for 6,838,658 additional Common Shares at the same price in conjunction with a rights offering (gross proceeds of $250.0 million). The additional Common Shares were issued on October 3, 1995. Security Capital purchased 6,504,148 Common Shares in this offering (40% of the shares sold).

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

 Long-Term Incentive Plan and Share Option Plan for Outside Trustees

  On September 8, 1997, SCI's common shareholders approved a long-term incentive plan (the "Incentive Plan"), which provides for awards consisting of the following: 1) options to purchase Common Shares, 2) dividend equivalent units ("DEUs") on options, 3) a share purchase program, and 4) share awards. No more than 9,600,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. On July 16, 1997, SCI filed a registration statement with the SEC to register the issuance of Common Shares in connection with the Incentive Plan.

  Under the Incentive Plan, certain employees of SCI purchased 1,356,834 Common Shares on September 8, 1997, at a price of $21.21875 per share (the average of the high and low price per share on September 8, 1997). SCI financed 95% of the total purchase price through ten-year, recourse loans to the participants aggregating $27.3 million (including $22.5 million due from officers of SCI). The loans, which have been recognized as a deduction from Shareholders' Equity, bear interest at the lower of SCI's annual dividend yield or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted options to purchase two additional Common Shares at a price of $21.21875. As of December 31, 1997, the outstanding balance on employee share purchase notes due to SCI totaled $27.2 million.

  Also, on September 8, 1997, SCI awarded options to purchase 354,484 Common Shares for $21.21875 per share to officers and certain employees of SCI. On December 10, 1997, additional options were awarded to officers for 20,860 Common Shares at a price of $23.97. These option awards are entitled to DEUs each December 31, depending on the relationship between SCI's Common Share dividend yield and the S&P 500 average dividend yield for the year. On December 31, 1997, 2,636 DEUs were awarded to option holders under this plan. DEU's will vest as the applicable options vest and entitle the holder to one Common Share for each DEU. The 3,077,291 options outstanding under the Incentive Plan on December 31, 1997 have five or nine year vesting schedules.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  In accordance with the accounting provisions of APB No. 25, no compensation cost has been recognized in the accompanying financial statements for outstanding stock options. Had compensation cost for the Incentive Plan been determined consistent with SFAS No. 123, SCI's net income and earnings per share for the year ended December 31, 1997 would have been reduced to the following pro forma amounts:

      Net earnings attributable to
       Common Shares (in thousands):            As reported                      $4,431
                                                                                 ======
                                                Pro forma                        $4,016
                                                                                 ======
      Basic net earnings per share
       attributable to Common Shares:           As reported                      $ 0.04
                                                                                 ======
                                                Pro forma                        $ 0.04
                                                                                 ======
      Diluted net earnings per share
       attributable to Common Shares:           As reported                      $ 0.04
                                                                                 ======
                                                Pro forma                        $ 0.04
                                                                                 ======

  Since employee stock options vest over several years and additional grants are likely to be made in future years, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The weighted average fair value of options granted pursuant to SCI's Incentive Plan during 1997 was $6.7 million. Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

        Risk-free interest rate.....................................  6.35%
        Forecasted dividend yield...................................  7.36%
        Volatility.................................................. 19.20%
        Weighted average option life................................  6.75 years

  In April 1994, SCI adopted its Share Option Plan for Outside Trustees (the "Outside Trustees Plan"). Under the Outside Trustees Plan, there are 100,000 Common Shares approved which can be granted to non-employee Trustees. All options granted are for a term of five years and are immediately exercisable in whole or in part. The exercise price of the options granted may not be less than the fair market value of Common Shares on the date of the grant. At December 31, 1997 there were 26,000 options outstanding under the Outside Trustees Plan.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  A summary of the status of SCI's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below. All grants prior to 1997 relate to the Outside Trustees Plan.

                                                                      NUMBER OF
                                          NUMBER    WEIGHTED AVERAGE   OPTIONS
                                        OF OPTIONS   EXERCISE PRICE  EXERCISABLE
                                        ----------  ---------------- -----------
Balance at December 31, 1994...........     6,000        $15.50         6,000
  Granted..............................     6,000         16.00         6,000
  Forfeited............................    (2,000)        15.50        (2,000)
                                        ---------        ------        ------
Balance at December 31, 1995...........    10,000         15.80        10,000
  Granted..............................     8,000         17.50         8,000
  Exercised............................        --            --            --
                                        ---------        ------        ------
Balance at December 31, 1996...........    18,000         16.56        18,000
                                        ---------        ------        ------
  Granted.............................. 3,097,012         21.24         8,000
  Exercised............................        --            --            --
  Forfeited............................   (11,721)        21.22            --
                                        ---------        ------        ------
Balance at December 31, 1997........... 3,103,291        $21.21        26,000
                                        =========        ======        ======

  Following is a summary of stock options outstanding, exercise prices, expiration dates, and weighted average remaining lives as of December 31, 1997:

                                                                 WEIGHTED AVERAGE
                            NUMBER     EXERCISE     EXPIRATION      REMAINING
                          OF OPTIONS   PRICE(1)        DATE            LIFE
                          ---------- ------------- ------------- ----------------
Outside Trustees Plan
 (2)....................     26,000  $15.50-$20.50    1999--2002    3.33 years
Matching options on
 share purchase program.  2,704,244  $21.21875     Sept. 8, 2007     9.7 years
Incentive Plan--1997
 option awards (4)......    373,047  $21.21875     Sept. 8, 2007     9.7 years
                          ---------
  Total.................  3,103,291
                          =========

--------
(1) Exercise price was equal to market price on the date of grant.
(2) Options are fully exercisable.
(3) Vesting at various rates over periods from five to nine years.
(4) The holders under this plan are awarded dividend equivalent units each year of the plan. The DEUs awarded will vest beginning on September 8, 1999 at a rate of 25% per year through September 8, 2002.

  Additionally, as of December 31, 1997, there were 11,764 warrants outstanding with an exercise price of $10.00. The warrants were issued on February 3, 1993 and expire June 21, 2003.

Establishment of 401(k) Plan and Nonqualified Savings Plan

  In 1997, the Board established and approved the adoption of a 401(k) Plan for the benefit of its employees, effective January 1, 1998. The 401(k) Plan provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation up to the statutory compensation limit. The vesting of contributed Common Shares is based on years of service, with 20% vesting each year of service, over a five-year period. On July 16, 1997, SCI filed a registration statement with the SEC to register the issuance of 190,000 Common Shares in connection with the 401(k) Plan.

  In 1997, the Trustees also established and approved the adoption of the Nonqualified Savings Plan (the "NSP") to provide benefits for a select group of management or highly compensated employees, effective January 1, 1998. The purpose of the NSP is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a portion of compensation in excess of the amount permitted under the 401(k)

                       SECURITY CAPITAL INDUSTRIAL TRUST

Plan. Under the NSP, these employees may defer up to 35% of their annual salary and 100% of their annual target bonus and in coordination with the 401(k) Plan, SCI will match the lesser of (a) 50% of the sum of deferrals under the 401(k) Plan plus deferrals under the NSP, and (b) 3% of total compensation up to $160,000 minus the amount of match contributed by SCI under the 401(k) Plan. The matching account will vest in the same manner as the 401(k) Plan.

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

                       SECURITY CAPITAL INDUSTRIAL TRUST

8.EARNINGS PER SHARE:

  Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share under SFAS No. 128 for the periods indicated (in thousands, except per share amounts):


                                                         YEARS ENDED DECEMBER
                                                                  31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
     Net earnings attributable to Common Shares........ $ 4,431 $53,460 $42,015
     Minority interest.................................     --      --    3,331
                                                        ------- ------- -------
     Adjusted net earnings attributable to Common
      Shares........................................... $ 4,431 $53,460 $45,346
                                                        ======= ======= =======
     Weighted average Common Shares outstanding (Ba-
      sic)............................................. 100,729  84,504  68,924
     Incremental options and warrants..................     140       7      13
     Weighted average effect of conversion of partner-
      ship units into common shares....................     --      --    5,485
                                                        ------- ------- -------
     Adjusted weighted average Common Shares
      Outstanding (Diluted)............................ 100,869  84,511  74,422
                                                        ======= ======= =======
     Per share net earnings attributable to Common
      Shares:
       Basic........................................... $  0.04 $  0.63 $  0.61
                                                        ======= ======= =======
       Diluted (a)..................................... $  0.04 $  0.63 $  0.61
                                                        ======= ======= =======

  (a) For the years ended December 31, 1997 and 1996 there were 5,190 and 5,194 weighted average partnership units outstanding and 10,319 and 8,831 weighted average Series B Preferred Shares outstanding on an as-converted basis, respectively, that were not assumed converted into Common Shares since they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent years.

9. DISTRIBUTIONS:

  The annual distribution per Common Share was $1.07 in 1997, $1.01 in 1996 and $0.935 in 1995. Distributions attributable to realized gains on the disposition of real estate may be considered for payment to shareholders on a special, as-incurred basis. At December 31, 1997 and 1996, SCI had no accumulated undistributed net realized gain on disposition of real estate.

  For Federal income tax purposes, the following summarizes the taxability of distributions paid on Common Shares in 1996 and 1995 and the estimated taxability for 1997:

                                                             1997   1996   1995
                                                             ----- ------ ------
     Per Common Share:
       Ordinary income...................................... $1.07 $0.879 $0.692
       Capital gains........................................    --     --     --
       Return of capital....................................    --  0.131  0.243
                                                             ----- ------ ------
         Total.............................................. $1.07 $1.010 $0.935
                                                             ===== ====== ======

  On December 11, 1997, SCI declared a distribution of $0.285 per Common Share payable on February 24, 1998 to shareholders of record as of February 10, 1998. At the same time, SCI announced that it set an annualized distribution level of $1.14 per Common Share for 1998.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Pursuant to the terms of the preferred shares, SCI is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative distributions with respect to the preferred shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then-current distribution period with respect to the preferred shares.

  For Federal income tax purposes, the following summary reflects the taxability of dividends paid on the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares for 1996, periods prior to 1996 and the estimated taxability for 1997:

                                                             DATE OF ISSUANCE TO
                                                 1997  1996   DECEMBER 31, 1995
                                                 ----- ----- -------------------
     Per Series A Preferred Share:
       Ordinary Income.........................  $2.35 $2.35        $1.24
       Capital Gains...........................     --    --           --
                                                 ----- -----        -----
         Total.................................  $2.35 $2.35        $1.24
                                                 ===== =====        =====

                                                             DATE OF ISSUANCE TO
                                                       1997   DECEMBER 31, 1996
                                                       ----- -------------------
     Per Series B Preferred Share:
       Ordinary Income................................ $1.75        $1.50
       Capital Gains..................................    --           --
                                                       -----        -----
         Total........................................ $1.75        $1.50
                                                       =====        =====
     Per Series C Preferred Share:
       Ordinary Income................................ $4.27        $0.57
       Capital Gains..................................    --           --
                                                       -----        -----
         Total........................................ $4.27        $0.57
                                                       =====        =====

  SCI's tax return for the year ended December 31, 1997 has not been filed, and the taxability information for 1997 is based upon the best available data. SCI's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of the distributions is subject to change.

                       SECURITY CAPITAL INDUSTRIAL TRUST

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

  Selected quarterly financial data (in thousands, except for per share amounts) for 1997 and 1996 is as follows:

                                          THREE MONTHS ENDED,            YEAR
                                    ----------------------------------  ENDED
                                     3-31     6-30     9-30     12-31   12-31
                                    -------  ------- --------  ------- --------
1997:
Rental income.....................  $67,386  $69,157 $ 72,376  $75,614 $284,533
                                    =======  ======= ========  ======= ========
Earnings from operations..........  $26,456  $29,051 $(48,363) $28,787 $ 35,931
Minority interest share in net
 earnings.........................      895      940      928      797    3,560
Gain on disposition of real es-
 tate.............................       --    3,773    2,756      849    7,378
                                    -------  ------- --------  ------- --------
Net earnings......................   25,561   31,884  (46,535)  28,839   39,749
Less preferred share dividends....    8,829    8,830    8,829    8,830   35,318
                                    -------  ------- --------  ------- --------
Net earnings attributable to Com-
 mon Shares.......................  $16,732  $23,054 $(55,364) $20,009 $  4,431
                                    =======  ======= ========  ======= ========
Basic and Diluted net earnings per
 Common Share.....................  $  0.17  $  0.24 $  (0.55) $  0.18 $   0.04
                                    =======  ======= ========  ======= ========
1996:
Rental income.....................  $50,062  $54,361 $ 59,391  $63,186 $227,000
                                    =======  ======= ========  ======= ========
Earnings from operations..........  $17,262  $19,456 $ 20,427  $25,565 $ 82,710
Minority interest share in net
 earnings.........................      756      884      859      827    3,326
Loss on disposition of real es-
 tate.............................      (29)      --       --       --      (29)
                                    -------  ------- --------  ------- --------
Net earnings......................   16,477   18,572   19,568   24,738   79,355
Less preferred share dividends....    4,673    6,695    6,694    7,833   25,895
                                    -------  ------- --------  ------- --------
Net earnings attributable to Com-
 mon Shares.......................  $11,804  $11,877 $ 12,874  $16,905 $ 53,460
                                    =======  ======= ========  ======= ========
Basic and Diluted net earnings per
 Common Share.....................  $  0.14  $  0.15 $   0.16  $  0.18 $   0.63
                                    =======  ======= ========  ======= ========


11.CONSUMMATION OF MERGER:

  On September 8, 1997, SCI's shareholders voted to approve an agreement with Security Capital to exchange Security Capital's REIT management and property management companies for 3,692,023 Common Shares (the "Merger"). As a result, SCI became an internally managed REIT on September 9, 1997 with Security Capital remaining as SCI's largest shareholder. The $81.9 million value of the management companies was approved by the independent Trustees and a fairness opinion was obtained from a third party investment bank. Pursuant to the terms of the Merger Agreement, the number of shares issued to Security Capital was based on the average market price of the Common Shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining the SCI shareholders entitled to vote on the Merger. The market value of the Common Shares issued to Security Capital on September 9, 1997 was $79.8 million of which $4.4 million was allocated to the net tangible assets acquired and the $75.4 million difference was accounted for as costs incurred in acquiring the management companies from a related party. For accounting purposes the management companies were not considered "businesses" for purposes of applying APB Opinion No. 16, "Business Combinations", and therefore the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  As a result of the Merger, SCI no longer pays REIT management and property management fees to Security Capital through Security Capital's former subsidiaries, Security Capital Industrial Incorporated (the "REIT Manager") and SCI Client Services Incorporated (the "Property Manager"), respectively. All employees of the REIT Manager and Property Manager became employees of SCI and SCI directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the REIT are recorded as general and administrative expenses. Direct and incremental costs related to successful development, acquisition, and leasing activities are capitalized in accordance with generally accepted accounting principles.

  Upon consummation of the Merger, SCI and Security Capital entered into an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital will provide SCI with certain administrative and other services with respect to certain aspects of SCI's business, as selected from time to time by SCI at its option. These services are expected to include, but are not limited to, payroll and human resources, cash management, accounts payable, MIS support and other computer services, research, investor relations and insurance, legal and tax administration. Fees payable to Security Capital will be equal to Security Capital's cost of providing such services, plus an overhead factor of 20%, subject to a maximum amount of approximately $7.1 million during the initial term of the agreement, which expires on December 31, 1998. Cost savings under the Administrative Services Agreement will accrue to SCI. The agreement will be automatically renewed for consecutive one-year terms subject to approval by a majority of the independent Trustees. Fees paid to Security Capital for services rendered from the period September 9, 1997 to December 31, 1997 totaled $1.1 million.

  In addition, after the closing of the Merger, Security Capital issued $101.0 million of warrants pro rata to holders of SCI's Common Shares (other than Security Capital), Series B Preferred Shares and limited partnership units ("Unitholders"), to acquire 3,608,202 shares of Class B common stock of Security Capital. SCI common shareholders and Unitholders received 0.046549 warrants for each Common Share or unit held and Series B preferred shareholders received 0.059676 warrants for each preferred share held. Each warrant can be exercised for one share of Security Capital Class B common stock at an exercise price of $28 per share and has a term of one year from the date of issuance. Security Capital issued these warrants as an incentive to SCI shareholders to vote in favor of the Merger and to raise additional equity capital at a relatively low cost in addition to other benefits.

12.RELATED PARTY TRANSACTIONS:

  SCI leases space to related parties on market terms that management believes are no less favorable to SCI than those that could be obtained with unaffiliated third parties. These transactions are summarized as follows:


                                    SECURITY
                                   CAPITAL &     REIT      PROPERTY
                                   AFFILIATES MANAGER (A) MANAGER (A)   TOTAL
                                   ---------- ----------- ----------- ----------
Rental revenue during the year
 ended December 31, 1995.........   $415,264   $210,856    $194,335   $  820,455
Rental revenue during the year
 ended December 31, 1996.........   $593,657   $210,856    $571,970   $1,376,483
Rental revenue during the year
 ended December 31, 1997.........   $833,150   $145,244    $550,092   $1,528,486
Square feet leased as of December
 31, 1997........................    122,856     25,007      97,077      244,940
Annualized revenue for leases in
 effect at December 31, 1997.....   $870,324        n/a         n/a   $  870,324

                       SECURITY CAPITAL INDUSTRIAL TRUST

  (a) For the REIT Manager and the Property Manager, amounts included for the year ended December 31, 1997 are for the period January 1, 1997 through September 8, 1997 (Note 11).

13. FINANCIAL INSTRUMENTS:

  Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by SCI using available market information and valuation methodologies.

  As of December 31, 1997 and 1996, the carrying amounts of certain financial instruments employed by SCI, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. As of December 31, 1997 and 1996, the fair values of the long-term debt and mortgages have been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The increase in the fair value of long-term debt and mortgages over the carrying value in the table below is a result of a net reduction in the interest rates available to SCI at December 31, 1997 and 1996, from the interest rates in effect at the dates of issuance. The long-term debt and many of the mortgages contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates.

  As of December 31, 1997 and 1996, the fair value of all derivative financial instruments are amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers. The following table reflects the carrying amount and estimated fair value of SCI's financial instruments at December 31 (in thousands):

                                            1997                 1996
                                     -------------------- -------------------
                                     CARRYING             CARRYING
                                      AMOUNT   FAIR VALUE  AMOUNT  FAIR VALUE
                                     --------  ---------- -------- ----------
     Balance sheet financial
      instruments
       Long-term debt............... $724,052   $755,799  $524,191  $549,613
       Mortgages.................... $133,028   $137,628  $139,952  $142,643
     Derivative financial instru-
      ments
       Interest rate contracts...... $     --   $ (8,621) $     --  $  1,218
       Foreign currency contracts... $ (6,028)  $ (6,028) $     --  $     --

  Derivative Financial Instruments

  SCI has only limited involvement with derivative financial instruments and does not use them for trading purposes. SCI uses derivatives to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing obligations or anticipated transactions.

  The primary risks associated with derivative instruments are market risk (price risk) and credit risk. Price risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). SCI utilizes derivative instruments in anticipation of future transactions to manage well-defined risk. Through hedging, SCI can effectively manage the risk of increases in interest rates and fluctuations in foreign currency exchange rates.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. SCI does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties. As of December 31, 1997, the counterparties to all outstanding contracts were financial institutions with AA+ or A+ credit ratings. SCI does not anticipate non-performance by any of the counterparties to its derivative contracts. Should a counterparty fail to perform, however, SCI would incur a financial loss to the extent of the positive fair market value of the derivative instruments.

  The following table summarizes the activity in interest rate and foreign currency contracts for the years ended December 31, 1997 and 1996 (in millions):

                                                                  INTEREST
                                                 INTEREST RATE      RATE
           INTEREST RATE CONTRACTS             ----------------- ----------
                                               FUTURES CONTRACTS   SWAPS
                                               ----------------- ----------
Notional amount at December 31, 1995..........    $        --    $       --
New contracts.................................          156.0         173.0
Matured or expired contracts (1)..............          (50.0)           --
Terminated contracts (1)......................             --        (140.0)
                                                  -----------    ----------
Notional amount at December 31, 1996..........    $     106.0    $     33.0
                                                  -----------    ----------
New contracts.................................           75.0          75.0
Matured or expired contracts (2)..............         (106.0)        (33.0)
Terminated contracts..........................             --            --
                                                  -----------    ----------
Notional amount at December 31, 1997 (3)......    $      75.0    $     75.0
                                                  ===========    ==========
                                                    SWEDISH        GERMAN
          FOREIGN CURRENCY CONTRACTS           ----------------- ----------
                                                     KRONA         MARKS
                                               ----------------- ----------
Contracts outstanding at December 31, 1996....             --            --
New contracts.................................    SEK 2,900.0    DEM (310.0)
Terminated contracts..........................             --            --
                                                  -----------    ----------
Contracts outstanding at December 31, 1997....    SEK 2,900.0    DEM (310.0)
                                                  ===========    ==========
Exchange rates................................         7.7583        1.7715
                                                  ===========    ==========
$ Equivalent of contracts.....................    $    (373.8)   $    175.0
                                                  ===========    ==========
$ Equivalent at December 31, 1997 (4).........    $    (365.9)   $    173.1
                                                  ===========    ==========  ===

--------
(1) Deferred losses totalling $1.9 million on matured, expired or terminated contracts were recorded on the balance sheet as of December 31, 1996. These losses relate to the unwind of hedges placed for the May 1996 debt offering (Note 5) and are being amortized into interest expense over a weighted average amortization period of 10.8 years.
(2) Deferred gains totaling $1.9 million on matured, expired or terminated contracts were recorded on the balance sheet as of December 31, 1997. These gains relate to the unwind of hedges placed for the February and July 1997 debt offerings (Note 5) and are being amortized into income over 18 years and 20 years, respectively.

(3) In anticipation of debt offerings in 1998, on October 28, 1997, SCI entered into two interest rate protection agreements. A forward treasury lock agreement was executed with a notional amount of $75.0 million on the 6 3/8% Treasury bond due August 2027 and a swap agreement was entered into with a notional amount of $75.0 million on the 6 5/8% Treasury bond due February 2027. The forward treasury lock has a termination date of March 31, 1998 and effectively locks in the 30-year treasury rate used to price SCI's debt, at 6.316%. The swap agreement has a termination date of May 31, 1998, and carries a fixed rate of 6.721% which is a combination of the treasury rate plus the swap spread and the forward premium.

                       SECURITY CAPITAL INDUSTRIAL TRUST

(4) On December 22, 1997, SCI entered into a foreign exchange forward contract to fix the purchase price of the Frigoscandia AB acquisition, denominated in Swedish krona, and the cost of financing a portion of the transaction denominated in German marks (Note 15). Statement of Financial Accounting Standards No. 52 requires these foreign currency contracts to be marked to market at the financial statement date and the gain or loss, if any, reflected in the consolidated results of operations. A net foreign exchange loss of $6.0 million was recognized for the year ended December 31, 1997 relating to foreign exchange contracts outstanding at December 31, 1997.

14. COMMITMENTS AND CONTINGENCIES:

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

15. SUBSEQUENT EVENTS:

  On January 16, 1998, Frigoscandia SA, a new preferred stock subsidiary of SCI based in Luxembourg, acquired Frigoscandia AB, Europe's largest refrigerated warehousing company for $395.0 million. The acquisition of Frigoscandia AB was financed primarily with a $200.0 million bridge loan due March 31, 1998 from NationsBank and $190.0 million of borrowings on SCI's $350.0 million line of credit. The bridge loan bears interest at an annual rate equal to the lesser of (a) the greater of the sum of the Federal Funds Rate plus one-half percent, and (b) the prime rate or the Eurodollar Rate plus 0.95%.

  On January 15, 1998, SCI settled its foreign currency forward contract to purchase 2.9 billion Swedish krona at 7.7583 per U.S. dollar (Note 13). The krona traded at 8.015 on January 15, 1998, resulting in a total loss of $12.0 million. Of this amount, $7.9 million was reflected in the consolidated results of operations for the year ended December 31, 1997.

  On March 5, 1998, SCI announced it increased its annual dividend per Common Share to $1.24 per share from $1.14 per share, resulting in distributions of $0.3183 per Common Share to be paid in the last three quarters of 1998.

  On March 12, 1998, Merrill Lynch & Co. agreed to buy 3,750,000 SCI Common Shares at $24.045 per share pursuant to an underwriting agreement. In connection with the offering, SCI granted Merrill Lynch & Co. a 30-day option to acquire an additional 562,500 Common Shares at $24.045 per share. The offering is expected to close on March 18, 1998.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust:

  We have audited, in accordance with generally accepted auditing standards, the financial statements of Security Capital Industrial Trust included in this Form 10-K, and have issued our report thereon dated March 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III--Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
March 13, 1998

                       SECURITY CAPITAL INDUSTRIAL TRUST

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........     4           $2,037        --      $ 6,523    $2,325    $ 6,235     $ 8,560    $  (220)
 Atlanta NE
 Distribution
 Center..........     8            5,582    $ 3,047      22,995     6,273     25,351      31,624       (629)
 Atlanta West
 Distribution
 Center..........    20            6,771     34,785       8,591     6,774     43,373      50,147     (3,752)
 Carter-Pacific
 Business Center.     3              556      3,151         168       556      3,319       3,875       (226)
 Chattahoochee
 Business Center.     1              216      1,222         182       239      1,381       1,620        --
 Fulton Park
 Distribution
 Center..........     4              447      2,533         136       426      2,690       3,116        --
 International
 Airport
 Industrial
 Center..........     9            2,939     14,146       4,659     2,971     18,773      21,744     (1,861)
 LaGrange
 Distribution
 Center..........     1              174        986         103       174      1,089       1,263       (128)
 Northeast
 Industrial
 Center..........     4            1,109      6,283          (7)    1,050      6,335       7,385       (380)
 Northmont
 Industrial
 Center..........     1              566      3,209         146       566      3,355       3,921       (362)
 Oakcliff
 Industrial
 Center..........     3              608      3,446         324       608      3,770       4,378       (327)
 Olympic
 Industrial
 Center..........     2              698      3,956       1,605       757      5,502       6,259       (306)
 Peachtree
 Commerce
 Business Center.     4              707      4,004         532       707      4,536       5,243       (537)
 Peachtree
 Distribution
 Center..........     1              302      1,709          33       302      1,742       2,044       (173)
 Piedmont Court
 Distribution
 Center..........     2              885      5,013          78       885      5,091       5,976        (57)
 Plaza Industrial
 Center..........     1               66        372          85        66        457         523        (33)
 Pleasantdale
 Industrial
 Center..........     2              541      3,184         138       541      3,322       3,863       (322)
 Regency
 Industrial
 Center..........     9            1,853     10,480         721     1,856     11,198      13,054     (1,188)
 Riverside
 Distribution
 Center..........     1              271        --        2,144       297      2,118       2,415        --
 Sullivan 75
 Distribution
 Center               3    (d)       728      4,123         431       728      4,554       5,282       (445)
 Tradeport
 Distribution
 Center..........     3            1,464      4,563       5,215     1,479      9,763      11,242       (684)
 Weaver
 Distribution
 Center..........     2              935      5,182         493       935      5,675       6,610       (543)
 Westfork
 Industrial
 Center..........    10            2,483     14,115         516     2,483     14,631      17,114     (1,216)
 Zip Industrial
 Center..........     4              533      3,023        (252)      485      2,819       3,304        --
Austin, Texas
 Corridor Park
 Corporate
 Center..........     6            2,109      1,681      12,734     2,113     14,411      16,524       (726)
 Montopolis
 Distribution
 Center..........     1              580      3,384         607       580      3,991       4,571       (505)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........        1996,1997
 Atlanta NE
 Distribution
 Center..........        1996,1997
 Atlanta West
 Distribution
 Center..........        1994,1996
 Carter-Pacific
 Business Center.           1995
 Chattahoochee
 Business Center.           1996
 Fulton Park
 Distribution
 Center..........           1996
 International
 Airport
 Industrial
 Center..........        1994,1995
 LaGrange
 Distribution
 Center..........           1994
 Northeast
 Industrial
 Center..........           1996
 Northmont
 Industrial
 Center..........           1994
 Oakcliff
 Industrial
 Center..........           1995
 Olympic
 Industrial
 Center..........           1996
 Peachtree
 Commerce
 Business Center.           1994
 Peachtree
 Distribution
 Center..........           1994
 Piedmont Court
 Distribution
 Center..........           1997
 Plaza Industrial
 Center..........           1995
 Pleasantdale
 Industrial
 Center..........           1995
 Regency
 Industrial
 Center..........           1994
 Riverside
 Distribution
 Center..........           1997
 Sullivan 75
 Distribution
 Center                  1994,1995
 Tradeport
 Distribution
 Center..........        1994,1996
 Weaver
 Distribution
 Center..........           1995
 Westfork
 Industrial
 Center..........           1995
 Zip Industrial
 Center..........           1996
Austin, Texas
 Corridor Park
 Corporate
 Center..........        1995,1996
 Montopolis
 Distribution
 Center..........           1994

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 Pecan Business
 Center..........      4              630      3,572         322       631      3,893       4,524       (310)
 Rutland
 Distribution
 Center..........      2              460      2,617         209       462      2,824       3,286       (374)
 Southpark
 Corporate
 Center..........      7            1,946        --       15,195     1,946     15,195      17,141     (1,257)
 Walnut Creek
 Corporate
 Center..........     12            2,707      5,649      16,225     2,707     21,874      24,581     (1,217)
Birmingham,
Alabama
 Oxmoor
 Distribution
 Center..........      4    (d)     2,398     13,591         645     2,398     14,236      16,634     (1,702)
 Perimeter
 Distribution
 Center..........      2            2,489     14,109         470     2,490     14,578      17,068     (1,779)
Charlotte, North
Carolina
 Barringer
 Industrial
 Center..........      3              308      1,746         389       308      2,135       2,443       (256)
 Bond
 Distribution
 Center..........      2              905      5,126         867       905      5,993       6,898       (732)
 Charlotte
 Commerce Center.     10            4,341     24,954       1,670     4,342     26,623      30,965     (3,151)
 Charlotte
 Distribution
 Center..........      7            3,852        --       17,111     4,609     16,354      20,963       (776)
 Interstate North
 Business Park...      2              535      3,030         148       535      3,178       3,713        (54)
 Northpark
 Distribution
 Center..........      1              307      1,742          48       307      1,790       2,097       (208)
Chattanooga,
Tennessee
 Stone Fort
 Distribution
 Center..........      4            2,063     11,688         164     2,063     11,852      13,915     (1,286)
 Tiftonia
 Distribution
 Center..........      1              146        829         182       146      1,011       1,157        (86)
Chicago, Illinois
 Addison
 Distribution
 Center..........      1              646      3,662         283       646      3,945       4,591       (102)
 Bedford Park
 Distribution
 Center..........      1              473      2,678          40       473      2,718       3,191       (111)
 Bensenville
 Distribution
 Center..........      1              728      4,123         --        728      4,123       4,851        --
 Bridgeview
 Distribution
 Center..........      4            1,302      7,378         619     1,303      7,996       9,299       (374)
 Des Plaines
 Distribution
 Center..........      3            2,158     12,232         456     2,159     12,687      14,846       (742)
 Elk Grove
 Distribution
 Center..........      9            3,815     21,616       2,162     3,815     23,778      27,593     (1,338)
 Elmhurst
 Distribution
 Center..........      1              713      4,043          44       713      4,087       4,800        (68)
 Glenview
 Distribution
 Center..........      1              214      1,213          49       214      1,262       1,476        (49)
 Itasca
 Distribution
 Center..........      2              604      3,425          30       604      3,455       4,059       (102)
 Mitchell
 Distribution
 Center..........      1            1,236      7,004         386     1,236      7,390       8,626       (385)
 North Avenue
 Distribution
 Center..........      1              974        --        4,069     1,183      3,860       5,043        (10)
 Northlake
 Distribution
 Center..........      1              372      2,106          51       372      2,157       2,529       (120)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
 Pecan Business
 Center..........            1995
 Rutland
 Distribution
 Center..........            1993
 Southpark
 Corporate
 Center..........       1994,1995,1996
 Walnut Creek
 Corporate
 Center..........       1994,1995,1996
Birmingham,
Alabama
 Oxmoor
 Distribution
 Center..........            1994
 Perimeter
 Distribution
 Center..........            1994
Charlotte, North
Carolina
 Barringer
 Industrial
 Center..........            1994
 Bond
 Distribution
 Center..........            1994
 Charlotte
 Commerce Center.            1994
 Charlotte
 Distribution
 Center..........       1995,1996,1997
 Interstate North
 Business Park...            1997
 Northpark
 Distribution
 Center..........            1994
Chattanooga,
Tennessee
 Stone Fort
 Distribution
 Center..........            1994
 Tiftonia
 Distribution
 Center..........            1995
Chicago, Illinois
 Addison
 Distribution
 Center..........            1997
 Bedford Park
 Distribution
 Center..........            1996
 Bensenville
 Distribution
 Center..........            1997
 Bridgeview
 Distribution
 Center..........            1996
 Des Plaines
 Distribution
 Center..........         1995,1996
 Elk Grove
 Distribution
 Center..........       1995,1996,1997
 Elmhurst
 Distribution
 Center..........            1997
 Glenview
 Distribution
 Center..........            1996
 Itasca
 Distribution
 Center..........         1996,1997
 Mitchell
 Distribution
 Center..........            1996
 North Avenue
 Distribution
 Center..........            1997
 Northlake
 Distribution
 Center..........            1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
 O'Hare Cargo
 Distribution
 Center..........     2            3,566        --       10,991     5,924      8,633      14,557        (13)
 Tri-Center
 Distribution
 Center..........     3              889      5,038         187       889      5,225       6,114       (217)
 Woodale
 Distribution
 Center..........     1              263      1,490          48       263      1,538       1,801        (25)
Cincinnati, Ohio
 Airpark
 Distribution
 Center..........     2            1,692        --       10,684     1,716     10,660      12,376       (449)
 Blue
 Ash/Interstate
 Distribution
 Center..........     1              144        817         476       144      1,293       1,437        (88)
 Capital
 Distribution
 Center I........     4            1,750      9,922         689     1,751     10,610      12,361     (1,044)
 Capital
 Distribution
 Center II.......     5            1,953     11,067       1,021     1,953     12,088      14,041     (1,269)
 Capital
 Industrial
 Center I........    10            1,039      5,885       1,227     1,039      7,112       8,151       (638)
 Empire
 Distribution
 Center..........     3              529      2,995         351       529      3,346       3,875       (256)
 Kentucky Drive
 Business Center.     4              553      3,134         291       553      3,425       3,978        (64)
 Princeton
 Distribution
 Center..........     1    (d)       816        --        4,230     1,070      3,976       5,046        --
 Production
 Distribution
 Center..........     1    (f)       598      2,717         (18)      479      2,818       3,297       (295)
 Sharonville
 Distribution
 Center..........     2            1,206        --        7,873     1,633      7,446       9,079        (14)
 Springdale
 Commerce Center.     3              421      2,384         678       421      3,062       3,483       (186)
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........     3            1,981        --       19,859     1,981     19,859      21,840       (682)
 Columbus West
 Industrial
 Center..........     3              645      3,655         582       645      4,237       4,882       (340)
 Corporate Park
 West............     2              679      3,849         178       679      4,027       4,706       (193)
 Fisher
 Distribution
 Center..........     1            1,197      6,785         645     1,197      7,430       8,627       (726)
 International
 Street Commerce
 Center..........     1              235        --        2,343       249      2,329       2,578         (6)
 McCormick
 Distribution
 Center..........     5            1,664      9,429         985     1,664     10,414      12,078     (1,025)
 New World
 Distribution
 Center..........     1              207      1,173         416       207      1,589       1,796       (177)
Dallas/Fort
Worth, Texas
 Carter
 Industrial
 Center..........     1              334        --        2,299       334      2,299       2,633        (63)
 Dallas Corporate
 Center..........     7            4,102        --       22,630     4,210     22,522      26,732       (523)
 Franklin
 Distribution
 Center..........     2              528      2,991         464       528      3,455       3,983       (431)
 Freeport
 Distribution
 Center..........     3              979      5,549         114       979      5,663       6,642       (168)
 O'Hare Cargo
 Distribution
 Center..........           1997
 Tri-Center
 Distribution
 Center..........           1996
 Woodale
 Distribution
 Center..........           1997
Cincinnati, Ohio
 Airpark
 Distribution
 Center..........           1996
 Blue
 Ash/Interstate
 Distribution
 Center..........           1995
 Capital
 Distribution
 Center I........           1994
 Capital
 Distribution
 Center II.......           1994
 Capital
 Industrial
 Center I........        1994,1995
 Empire
 Distribution
 Center..........           1995
 Kentucky Drive
 Business Center.           1997
 Princeton
 Distribution
 Center..........           1997
 Production
 Distribution
 Center..........           1994
 Sharonville
 Distribution
 Center..........           1997
 Springdale
 Commerce Center.           1996
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........           1996
 Columbus West
 Industrial
 Center..........           1995
 Corporate Park
 West............           1996
 Fisher
 Distribution
 Center..........           1995
 International
 Street Commerce
 Center..........           1997
 McCormick
 Distribution
 Center..........           1994
 New World
 Distribution
 Center..........           1994
Dallas/Fort
Worth, Texas
 Carter
 Industrial
 Center..........           1996
 Dallas Corporate
 Center..........        1996,1997
 Franklin
 Distribution
 Center..........           1994
 Freeport
 Distribution
 Center..........        1996,1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 Great Southwest
 Distribution
 Center..........    14            3,801     19,430       5,198     3,831     24,598      28,429     (1,268)
 Great Southwest
 Industrial
 Center I........     2              308      1,744         172       308      1,916       2,224       (132)
 Great Southwest
 Industrial
 Center II.......     1              836        --        6,125     1,010      5,951       6,961        --
 Lone Star
 Distribution
 Center..........     2              967      5,477         155       967      5,632       6,599       (296)
 Metropolitan
 Distribution
 Center..........     1              201      1,097         722       297      1,723       2,020       (134)
 Northgate
 Distribution
 Center..........     5            1,570      8,897         424     1,570      9,321      10,891     (1,014)
 Northpark
 Business Center.     2              467      2,648         197       467      2,845       3,312       (174)
 Redbird
 Distribution
 Center..........     2              738      4,186         112       739      4,297       5,036       (153)
 Royal Commerce
 Center..........     4            1,975     11,190         163     1,975     11,353      13,328        (94)
 Stemmons
 Distribution
 Center..........     1              272      1,544         485       272      2,029       2,301       (170)
 Stemmons
 Industrial
 Center..........    11            1,497      8,484       1,132     1,497      9,616      11,113       (864)
 Trinity Mills
 Distribution
 Center..........     4            1,709      9,684       1,043     1,709     10,727      12,436       (566)
Denver, Colorado
 Denver Business
 Center..........     5            1,156      7,486       6,434     1,156     13,920      15,076     (1,458)
 Havana
 Distribution
 Center..........     1              401      2,281          82       401      2,363       2,764       (354)
 Moline
 Distribution
 Center..........     1              327      1,850         157       327      2,007       2,334       (249)
 Moncrieff
 Distribution
 Center..........     1              314      2,493         376       314      2,869       3,183       (446)
 Pagosa
 Distribution
 Center..........     1              406      2,322         358       406      2,680       3,086       (392)
 Upland
 Distribution
 Center I........     6              820      5,710       8,064       821     13,773      14,594     (1,727)
 Upland
 Distribution
 Center II.......     6            2,456     13,946         705     2,489     14,618      17,107     (2,072)
East Bay (San
Francisco),
California
 East Bay
 Industrial
 Center..........     1              531      3,009         183       531      3,192       3,723       (356)
 Eigenbrodt Way
 Distribution
 Center..........     1    (d)       393      2,228          81       393      2,309       2,702       (304)
 Hayward Commerce
 Center..........     4            1,933     10,955         495     1,933     11,450      13,383     (1,505)
 Hayward Commerce
 Park............     9            2,764     15,661       1,430     2,764     17,091      19,855     (2,202)
 Hayward
 Distribution
 Center..........     7    (e)     3,417     19,255         578     3,417     19,833      23,250     (2,619)
 Hayward
 Industrial
 Center..........    13    (d)     4,481     25,393       2,453     4,481     27,846      32,327     (3,530)
 Patterson Pass
 Business Center.     4            1,829      4,885       4,870     1,856      9,728      11,584       (696)
 San Leandro
 Distribution
 Center..........     3            1,387      7,862         244     1,387      8,106       9,493     (1,098)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
 Great Southwest
 Distribution
 Center..........   1994,1995,1996,1997
 Great Southwest
 Industrial
 Center I........           1995
 Great Southwest
 Industrial
 Center II.......           1997
 Lone Star
 Distribution
 Center..........           1996
 Metropolitan
 Distribution
 Center..........           1995
 Northgate
 Distribution
 Center..........        1994,1996
 Northpark
 Business Center.        1995,1996
 Redbird
 Distribution
 Center..........        1994,1996
 Royal Commerce
 Center..........           1997
 Stemmons
 Distribution
 Center..........           1995
 Stemmons
 Industrial
 Center..........      1994,1995,1996
 Trinity Mills
 Distribution
 Center..........           1996
Denver, Colorado
 Denver Business
 Center..........      1992,1994,1996
 Havana
 Distribution
 Center..........           1993
 Moline
 Distribution
 Center..........           1994
 Moncrieff
 Distribution
 Center..........           1992
 Pagosa
 Distribution
 Center..........           1993
 Upland
 Distribution
 Center I........      1992,1994,1995
 Upland
 Distribution
 Center II.......        1993,1994
East Bay (San
Francisco),
California
 East Bay
 Industrial
 Center..........           1994
 Eigenbrodt Way
 Distribution
 Center..........           1993
 Hayward Commerce
 Center..........           1993
 Hayward Commerce
 Park............           1994
 Hayward
 Distribution
 Center..........           1993
 Hayward
 Industrial
 Center..........           1993
 Patterson Pass
 Business Center.        1993,1997
 San Leandro
 Distribution
 Center..........           1993

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

El Paso, Texas
 Billy the Kid
 Distribution
 Center..........      1              273      1,547         525       273      2,072       2,345       (216)
 Broadbent
 Industrial
 Center..........      3              676      5,183         444       676      5,627       6,303       (862)
 Goodyear
 Distribution
 Center..........      1              511      2,899          60       511      2,959       3,470       (350)
 Northwestern
 Corporate
 Center..........      5            1,472        --       14,982     1,986     14,468      16,454     (1,092)
 Pan Am
 Distribution
 Center..........      1              318        --        2,327       318      2,327       2,645       (207)
 Peter Cooper
 Distribution
 Center..........      1    (d)       495      2,816          58       495      2,874       3,369       (340)
 Vista Corporate
 Center..........      4            1,945        --       10,678     1,946     10,677      12,623       (755)
 Vista Del Sol
 Industrial
 Center..........      9    (d)     3,088     12,782      15,803     4,497     27,176      31,673     (2,228)
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........      1              675      3,825         645     1,276      3,869       5,145       (258)
 Copans
 Distribution
 Center..........      1              333      1,888         461       333      2,349       2,682        (70)
 North Andrews
 Distribution
 Center..........      1    (f)       698      3,956          92       698      4,048       4,746       (427)
 Port 95
 Distribution
 Center I........      3            2,065      6,654       6,427     3,364     11,782      15,146       (602)
Houston, Texas
 Crosstimbers
 Distribution
 Center..........      1              359      2,035         434       359      2,469       2,828       (298)
 Hempstead
 Distribution
 Center..........      3            1,013      5,740         569     1,013      6,309       7,322       (777)
 I-10 Central
 Distribution
 Center..........      2              181      1,023         255       181      1,278       1,459       (142)
 I-10 Central
 Service Center..      1               58        330          90        58        420         478        (46)
 Pine Forest
 Business Center.     18            4,859     27,557       2,107     4,859     29,664      34,523     (2,709)
 Post Oak
 Business Center.     16            3,462     17,966       3,716     3,462     21,682      25,144     (2,358)
 Post Oak
 Distribution
 Center..........      7            2,115     12,017       1,394     2,115     13,411      15,526     (1,906)
 South Loop
 Distribution
 Center..........      5            1,051      5,964       1,071     1,052      7,034       8,086       (761)
 Southwest
 Freeway
 Industrial
 Center..........      1               84        476          35        84        511         595        (61)
 West by
 Northwest
 Industrial
 Center..........     15            3,855      8,382      27,484     4,050     35,671      39,721     (2,202)
 White Street
 Distribution
 Center..........      1              469      2,656         195       469      2,851       3,320       (266)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
El Paso, Texas
 Billy the Kid
 Distribution
 Center..........            1994
 Broadbent
 Industrial
 Center..........            1993
 Goodyear
 Distribution
 Center..........            1994
 Northwestern
 Corporate
 Center..........    1992,1993,1994,1997
 Pan Am
 Distribution
 Center..........            1995
 Peter Cooper
 Distribution
 Center..........            1994
 Vista Corporate
 Center..........       1994,1995,1996
 Vista Del Sol
 Industrial
 Center..........       1994,1995,1997
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........            1995
 Copans
 Distribution
 Center..........            1997
 North Andrews
 Distribution
 Center..........            1994
 Port 95
 Distribution
 Center I........         1995,1997
Houston, Texas
 Crosstimbers
 Distribution
 Center..........            1994
 Hempstead
 Distribution
 Center..........            1994
 I-10 Central
 Distribution
 Center..........            1994
 I-10 Central
 Service Center..            1994
 Pine Forest
 Business Center.       1993,1994,1995
 Post Oak
 Business Center.       1993,1994,1996
 Post Oak
 Distribution
 Center..........         1993,1994
 South Loop
 Distribution
 Center..........            1994
 Southwest
 Freeway
 Industrial
 Center..........            1994
 West by
 Northwest
 Industrial
 Center..........  1993,1994,1995,1996,1997
 White Street
 Distribution
 Center..........            1995

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

Indianapolis,
Indiana
 Eastside
 Distribution
 Center..........      2              471      2,668         246       472      2,913       3,385       (204)
 North by
 Northeast
 Distribution
 Center..........      1            1,058        --        5,927     1,059      5,926       6,985       (529)
 Park 100
 Industrial
 Center..........     24            9,770     55,369       3,185     9,665     58,659      68,324     (4,486)
 Park Fletcher
 Distribution
 Center..........     10            2,860     16,204       1,743     2,911     17,896      20,807     (1,243)
 Plainfield Park
 Distribution
 Center..........      1              399        --        3,430       625      3,204       3,829        --
 Shadeland
 Industrial
 Center..........      3              428      2,431         443       429      2,873       3,302       (234)
Kansas City,
Kansas/Missouri
 44th Street
 Business Center.      1              143        813         297       143      1,110       1,253        (66)
 Congleton
 Distribution
 Center..........      3              518      2,937         243       518      3,180       3,698       (362)
 Lamar
 Distribution
 Center..........      1              323      1,829         492       323      2,321       2,644       (260)
 Macon Bedford
 Distribution
 Center..........      1              304      1,725         357       304      2,082       2,386       (111)
 Platte Valley
 Industrial
 Center..........     11    (d)     3,867     20,017       5,507     4,002     25,389      29,391     (2,226)
 Riverside
 Distribution
 Center..........      5    (d)       533      3,024         470       534      3,493       4,027       (356)
 Riverside
 Industrial
 Center..........      5    (d)     1,012      5,736         316     1,012      6,052       7,064       (633)
 Terrace &
 Lackman
 Distribution
 Center..........      1              285      1,615         431       285      2,046       2,331       (220)
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........      2            1,108        --        5,878     1,206      5,780       6,986        (41)
 Hughes Airport
 Center..........      1              876        --        3,328       910      3,294       4,204       (378)
 Las Vegas
 Corporate
 Center..........      7    (e)     4,157        --       20,534     4,522     20,169      24,691     (1,092)
 West One
 Business Center.      4    (d)     2,468     13,985         231     2,468     14,216      16,684       (631)
Los
Angeles/Orange
County,
California
 Foothills
 Business Center.      1            1,877        --        3,994     1,976      3,895       5,871        (10)
 Freeway
 Distribution
 Center..........      3            3,305     18,729          68     3,305     18,797      22,102       (105)
 Mid-Counties
 Distribution
 Center..........      6            3,355     15,895       3,753     3,356     19,647      23,003     (1,393)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
Indianapolis,
Indiana
 Eastside
 Distribution
 Center..........            1995
 North by
 Northeast
 Distribution
 Center..........            1995
 Park 100
 Industrial
 Center..........         1994,1995
 Park Fletcher
 Distribution
 Center..........       1994,1995,1996
 Plainfield Park
 Distribution
 Center..........            1997
 Shadeland
 Industrial
 Center..........            1995
Kansas City,
Kansas/Missouri
 44th Street
 Business Center.            1996
 Congleton
 Distribution
 Center..........            1994
 Lamar
 Distribution
 Center..........            1994
 Macon Bedford
 Distribution
 Center..........            1996
 Platte Valley
 Industrial
 Center..........         1994,1997
 Riverside
 Distribution
 Center..........            1994
 Riverside
 Industrial
 Center..........            1994
 Terrace &
 Lackman
 Distribution
 Center..........            1994
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........            1997
 Hughes Airport
 Center..........            1994
 Las Vegas
 Corporate
 Center..........    1994,1995,1996,1997
 West One
 Business Center.            1996
Los
Angeles/Orange
County,
California
 Foothills
 Business Center.            1997
 Freeway
 Distribution
 Center..........            1997
 Mid-Counties
 Distribution
 Center..........         1995,1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 North County
 Distribution
 Center..........      2           16,543        --       22,342    16,374     22,511      38,885       (870)
 Pacific Business
 Center..........      5            4,196        --       20,537     4,379     20,354      24,733       (354)
 Santa Ana
 Distribution
 Center..........      1              647      3,668          35       647      3,703       4,350       (370)
Louisville,
Kentucky
 Louisville
 Distribution
 Center..........      2            1,219      3,402       6,281     1,240      9,662      10,902       (294)
Lyons, France
 L'Isle d'Abeau
 Distribution
 Center..........      1            1,246      7,062         --      1,246      7,062       8,308        --
Memphis,
Tennessee
 Airport
 Distribution
 Center..........     15            4,543     25,748       3,400     4,544     29,147      33,691     (2,218)
 Delp
 Distribution
 Center..........      8            2,308     13,079       1,805     2,308     14,884      17,192     (1,120)
 Fred Jones
 Distribution
 Center..........      1              125        707          86       125        793         918        (76)
 Southwide Lamar
 Industrial
 Center..........      4    (d)       423      3,365         382       425      3,745       4,170       (370)
Monterrey, Mexico
 Monterrey
 Industrial Park.      3            1,382      3,785       2,279     1,418      6,028       7,446       (103)
Nashville,
Tennessee
 Bakertown
 Distribution
 Center..........      2              463      2,626          67       463      2,693       3,156       (193)
 I-40 Industrial
 Center..........      3              665      3,774         167       666      3,940       4,606       (337)
 Interchange City
 Distribution
 Center..........      4            2,321      5,767       8,430     3,076     13,442      16,518       (748)
 Space Park South
 Distribution
 Center..........     15            3,499     19,830       1,582     3,499     21,412      24,911     (2,247)
New Jersey/I-95
Corridor
 Brunswick
 Distribution
 Center..........      2              870      4,928       1,117       870      6,045       6,915       (125)
 Clearview
 Distribution
 Center..........      1            2,232     12,648         238     2,232     12,886      15,118       (440)
 Kilmer
 Distribution
 Center..........      4            2,526     14,313         411     2,526     14,724      17,250       (548)
 Meadowland
 Industrial
 Center..........      1            2,409     13,653         963     2,409     14,616      17,025       (721)
Oklahoma City,
Oklahoma
 Melcat
 Distribution
 Center..........      1              240      1,363         273       240      1,636       1,876       (184)
 Meridian
 Business Center.      2              195      1,109         489       196      1,597       1,793       (149)
 Oklahoma
 Distribution
 Center..........      3              893      5,082         435       893      5,517       6,410       (797)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
 North County
 Distribution
 Center..........            1996
 Pacific Business
 Center..........         1996,1997
 Santa Ana
 Distribution
 Center..........            1994
Louisville,
Kentucky
 Louisville
 Distribution
 Center..........         1995,1996
Lyons, France
 L'Isle d'Abeau
 Distribution
 Center..........            1997
Memphis,
Tennessee
 Airport
 Distribution
 Center..........         1995,1996
 Delp
 Distribution
 Center..........         1995,1997
 Fred Jones
 Distribution
 Center..........            1994
 Southwide Lamar
 Industrial
 Center..........            1994
Monterrey, Mexico
 Monterrey
 Industrial Park.            1997
Nashville,
Tennessee
 Bakertown
 Distribution
 Center..........            1995
 I-40 Industrial
 Center..........         1995,1996
 Interchange City
 Distribution
 Center..........    1994,1995,1996,1997
 Space Park South
 Distribution
 Center..........            1994
New Jersey/I-95
Corridor
 Brunswick
 Distribution
 Center..........            1997
 Clearview
 Distribution
 Center..........            1996
 Kilmer
 Distribution
 Center..........            1996
 Meadowland
 Industrial
 Center..........            1996
Oklahoma City,
Oklahoma
 Melcat
 Distribution
 Center..........            1994
 Meridian
 Business Center.            1994
 Oklahoma
 Distribution
 Center..........            1993

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

Orlando, Florida
 33rd Street
 Industrial
 Center..........     9  (d)(f)    1,980     11,237         784     1,980     12,021      14,001       (939)
 Chancellor
 Distribution
 Center..........     1              380      2,156       1,055       380      3,211       3,591       (271)
 La Quinta
 Distribution
 Center..........     1              354      2,006         583       354      2,589       2,943       (255)
 Orlando Central
 Park............     1              606        --        3,738       775      3,569       4,344        (30)
 Titusville
 Industrial
 Center..........     1    (d)       283      1,603          84       283      1,687       1,970       (174)
Paris, France
 Mitry Mory
 Distribution
 Center..........     1            1,083      6,137          47     1,083      6,184       7,267        (85)
Phoenix, Arizona
 24th Street
 Industrial
 Center..........     2              503      2,852         297       503      3,149       3,652       (412)
 Alameda
 Distribution
 Center..........     1              369      2,423         190       369      2,613       2,982       (487)
 Hohokam 10
 Industrial
 Center..........     5            2,940        --       11,376     2,941     11,375      14,316       (265)
 I-10 West
 Business Center.     3              263      1,525         139       263      1,664       1,927       (244)
 Kyrene Commons
 Distribution
 Center..........     1              430      2,656         143       430      2,799       3,229       (530)
 Martin Van Buren
 Distribution
 Center..........     6              572      3,285         396       572      3,681       4,253       (449)
 Papago
 Distribution
 Center..........     1              420      2,383          72       420      2,455       2,875       (308)
 Pima
 Distribution
 Center..........     1              306      1,742         218       306      1,960       2,266       (264)
 Tiger
 Distribution
 Center..........     1              402      2,279         595       402      2,874       3,276       (370)
 Watkins
 Distribution
 Center..........     1              242      1,375         192       243      1,566       1,809       (156)
Portland, Oregon
 Argyle
 Distribution
 Center..........     3              946      5,388         229       946      5,617       6,563       (784)
 Columbia
 Distribution
 Center..........     2              550      3,121         152       551      3,272       3,823       (341)
 PDX Corporate
 Center East.....     2    (e)     1,464        --        6,777     2,258      5,983       8,241        (69)
 PDX Corporate
 Center North....     7    (e)     2,405        --       10,662     2,542     10,525      13,067       (724)
 The Evergreen
 Park............     4            1,092        --        6,947     1,462      6,577       8,039        --
 Wilsonville
 Corporate
 Center..........     6    (e)     2,963        --       11,516     2,964     11,515      14,479       (766)
Reno, Nevada
 Fernley
 Distribution
 Center..........     1              974        --        4,834     1,110      4,698       5,808        --
 Golden Valley
 Distribution
 Center..........     2            2,850        --       11,306     2,812     11,344      14,156        (84)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
Orlando, Florida
 33rd Street
 Industrial
 Center..........      1994,1995,1996
 Chancellor
 Distribution
 Center..........           1994
 La Quinta
 Distribution
 Center..........           1994
 Orlando Central
 Park............           1997
 Titusville
 Industrial
 Center..........           1994
Paris, France
 Mitry Mory
 Distribution
 Center..........           1997
Phoenix, Arizona
 24th Street
 Industrial
 Center..........           1994
 Alameda
 Distribution
 Center..........           1992
 Hohokam 10
 Industrial
 Center..........           1996
 I-10 West
 Business Center.           1993
 Kyrene Commons
 Distribution
 Center..........           1992
 Martin Van Buren
 Distribution
 Center..........        1993,1994
 Papago
 Distribution
 Center..........           1994
 Pima
 Distribution
 Center..........           1993
 Tiger
 Distribution
 Center..........           1994
 Watkins
 Distribution
 Center..........           1995
Portland, Oregon
 Argyle
 Distribution
 Center..........           1993
 Columbia
 Distribution
 Center..........           1994
 PDX Corporate
 Center East.....           1997
 PDX Corporate
 Center North....        1995,1996
 The Evergreen
 Park............           1997
 Wilsonville
 Corporate
 Center..........        1995,1996
Reno, Nevada
 Fernley
 Distribution
 Center..........           1997
 Golden Valley
 Distribution
 Center..........           1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 Meredith Kleppe
 Business Center.      5            1,573      8,949         858     1,573      9,807      11,380     (1,326)
 Pacific
 Industrial
 Center..........      4            2,501        --       10,529     2,501     10,529      13,030       (864)
 Packer Way
 Business Center.      3              458      2,604         466       458      3,070       3,528       (420)
 Packer Way
 Distribution
 Center..........      2              506      2,879         351       506      3,230       3,736       (437)
 Spice Island
 Distribution
 Center..........      1              435      2,466       1,024       435      3,490       3,925       (153)
Reynosa, Mexico
 Reynosa
 Industrial
 Center..........      2              668        --        3,524       691      3,501       4,192        (19)
Rio Grande Valley
(Brownsville),
Texas
 Rio Grande
 Distribution
 Center..........      5    (d)       527      2,987         599       527      3,586       4,113       (282)
 Rio Grande
 Industrial
 Center..........      8    (d)     2,188     12,399       1,360     2,188     13,759      15,947     (1,149)
 Valley
 Industrial
 Center..........      1              230        --        3,242       363      3,109       3,472        (33)
Rotterdam,
Netherlands
 Eemhaven
 Industrial Park.      1              --       7,562         221       --       7,783       7,783       (147)
Salt Lake City,
Utah
 Centennial
 Distribution
 Center..........      2            1,149        --        7,925     1,149      7,925       9,074       (664)
 Clearfield
 Distribution
 Center..........      2            2,500     14,165         506     2,481     14,690      17,171       (974)
 Ogden
 Distribution
 Center..........      1              463      2,625         549       463      3,174       3,637        --
 Salt Lake
 International
 Distribution
 Center..........      2            1,364      2,792       7,611     1,364     10,403      11,767       (467)
San Antonio,
Texas
 10711
 Distribution
 Center..........      2              582      3,301         483       582      3,784       4,366       (485)
 Coliseum
 Distribution
 Center..........      2            1,102      2,380      10,347     1,613     12,216      13,829     (1,196)
 Distribution
 Drive Center....      1              473      2,680         482       473      3,162       3,635       (503)
 Downtown
 Distribution
 Center..........      1              241      1,364         245       241      1,609       1,850       (208)
 I-10 Central
 Distribution
 Center..........      1              223      1,275         195       240      1,453       1,693       (259)
 I-35 Business
 Center..........      4              663      3,773         398       663      4,171       4,834       (637)
 Landmark One
 Distribution
 Center..........      1              341      1,933         291       341      2,224       2,565       (247)
 Macro
 Distribution
 Center..........      1              225      1,282         154       225      1,436       1,661       (241)
 Perrin Creek
 Corporate
 Center..........      6            1,547        --        9,149     1,626      9,070      10,696       (417)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
 Meredith Kleppe
 Business Center.            1993
 Pacific
 Industrial
 Center..........         1994,1995
 Packer Way
 Business Center.            1993
 Packer Way
 Distribution
 Center..........            1993
 Spice Island
 Distribution
 Center..........            1996
Reynosa, Mexico
 Reynosa
 Industrial
 Center..........            1997
Rio Grande Valley
(Brownsville),
Texas
 Rio Grande
 Distribution
 Center..........            1995
 Rio Grande
 Industrial
 Center..........            1995
 Valley
 Industrial
 Center..........            1997
Rotterdam,
Netherlands
 Eemhaven
 Industrial Park.            1997
Salt Lake City,
Utah
 Centennial
 Distribution
 Center..........            1995
 Clearfield
 Distribution
 Center..........            1995
 Ogden
 Distribution
 Center..........            1996
 Salt Lake
 International
 Distribution
 Center..........         1994,1996
San Antonio,
Texas
 10711
 Distribution
 Center..........            1994
 Coliseum
 Distribution
 Center..........         1994,1995
 Distribution
 Drive Center....            1992
 Downtown
 Distribution
 Center..........            1994
 I-10 Central
 Distribution
 Center..........            1992
 I-35 Business
 Center..........            1993
 Landmark One
 Distribution
 Center..........            1994
 Macro
 Distribution
 Center..........            1993
 Perrin Creek
 Corporate
 Center..........         1995,1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 San Antonio
 Distribution
 Center I........    13            2,154     12,247       2,663     2,154     14,910      17,064     (2,473)
 San Antonio
 Distribution
 Center II.......     3              969        --        5,680       885      5,764       6,649       (645)
 San Antonio
 Distribution
 Center III......     6            1,709      9,684       1,086     1,709     10,770      12,479       (584)
 Sentinel
 Business Center.     6            1,276      7,230         823     1,276      8,053       9,329       (849)
 Tri-County
 Distribution
 Center..........     1              496        --        5,677       679      5,494       6,173        --
 Woodlake
 Distribution
 Center..........     2              248      1,405          76       248      1,481       1,729       (184)
San Diego,
California
 Carmel Mountain
 Ranch Industrial
 Center..........     3            3,732        --        9,575     3,773      9,534      13,307        --
Seattle,
Washington
 Andover East
 Business Center.     2              535      3,033         203       535      3,236       3,771       (352)
 Fife Corporate
 Center..........     3            4,059        --        9,559     4,206      9,412      13,618       (179)
 Kent Corporate
 Center..........     2            2,882      1,987       8,322     3,190     10,001      13,191       (882)
 Van Doren's
 Distribution
 Center..........     2    (e)     2,473        --        8,145     2,860      7,758      10,618       (245)
South Bay (San
Francisco),
California
 Bayside Business
 Center..........     2    (e)     2,088        --        4,428     2,088      4,428       6,516        (87)
 Bayside
 Corporate
 Center..........     7    (e)     4,365        --       15,864     4,365     15,864      20,229     (1,376)
 Bayside Plaza I.    12    (e)     5,212     18,008         462     5,216     18,466      23,682     (2,480)
 Bayside Plaza
 II..............     2    (e)       634        --        2,812       634      2,812       3,446       (505)
 Gateway
 Corporate
 Center..........    11  (d)(e)    7,575     24,746       4,009     7,575     28,755      36,330     (3,968)
 Mowry Business
 Center..........     2            3,957        --       11,409     5,162     10,204      15,366        (51)
 Shoreline
 Business Center.     8    (e)     4,328     16,101         405     4,328     16,506      20,834     (2,202)
 Shoreline
 Business Center
 II..............     2    (e)       922        --        4,570       922      4,570       5,492       (602)
 Spinnaker
 Business Center.    12    (e)     7,043     25,220         842     7,043     26,062      33,105     (3,520)
 Thornton
 Business Center.     5    (d)     3,988     11,706       6,092     3,989     17,797      21,786     (1,904)
 Trimble
 Distribution
 Center..........     5            2,836     16,067         729     2,836     16,796      19,632     (2,201)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
 San Antonio
 Distribution
 Center I........      1992,1993,1994
 San Antonio
 Distribution
 Center II.......           1994
 San Antonio
 Distribution
 Center III......           1996
 Sentinel
 Business Center.           1994
 Tri-County
 Distribution
 Center..........           1997
 Woodlake
 Distribution
 Center..........           1994
San Diego,
California
 Carmel Mountain
 Ranch Industrial
 Center..........        1996,1997
Seattle,
Washington
 Andover East
 Business Center.           1994
 Fife Corporate
 Center..........           1996
 Kent Corporate
 Center..........           1995
 Van Doren's
 Distribution
 Center..........        1995,1997
South Bay (San
Francisco),
California
 Bayside Business
 Center..........           1996
 Bayside
 Corporate
 Center..........        1995,1996
 Bayside Plaza I.           1993
 Bayside Plaza
 II..............           1994
 Gateway
 Corporate
 Center..........        1993,1996
 Mowry Business
 Center..........           1997
 Shoreline
 Business Center.           1993
 Shoreline
 Business Center
 II..............           1995
 Spinnaker
 Business Center.           1993
 Thornton
 Business Center.        1993,1996
 Trimble
 Distribution
 Center..........           1994

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

St. Louis,
Missouri
 Earth City
 Industrial
 Center..........     5    (d)     2,555     14,478         303     2,552     14,784      17,336       (207)
 Hazelwood
 Distribution
 Center..........     1    (d)       233      1,322          36       233      1,358       1,591        (11)
 Westport
 Distribution
 Center..........     3    (d)       761      4,310          62       761      4,372       5,133        (37)
 Westport Service
 Center..........     2    (d)       486      2,754           6       486      2,760       3,246        --
Tampa, Florida
 Adamo
 Distribution
 Center..........     1              105        595         304       105        899       1,004        (50)
 Clearwater
 Distribution
 Center..........     2    (f)        92        524          49        92        573         665        (58)
 Commerce Park
 Distribution
 Center..........     4              811      4,597         246       811      4,843       5,654       (506)
 Eastwood
 Distribution
 Center..........     1    (f)       122        690          86       122        776         898        (75)
 Joe's Creek
 Distribution
 Center..........     2    (f)       161        909         124       160      1,034       1,194       (112)
 Lakeland
 Distribution
 Center..........     1              938      5,313         545       938      5,858       6,796       (691)
 Orchid Lake
 Industrial
 Center..........     1               41        235          12        41        247         288        (26)
 Plant City
 Distribution
 Center..........     1    (f)       206      1,169          50       206      1,219       1,425       (127)
 Sabal Park
 Distribution
 Center..........     2            1,080        --        6,022       875      6,227       7,102       (160)
 Silo Bend
 Distribution
 Center..........     4    (f)     2,887     16,358         688     2,887     17,046      19,933     (1,698)
 Silo Bend
 Industrial
 Center..........     1    (f)       525      2,975         222       525      3,197       3,722       (335)
 St. Petersburg
 Service Center..     1               35        197          21        35        218         253        (22)
 Tampa East
 Distribution
 Center..........    11    (f)     2,700     15,302       1,759     2,700     17,061      19,761     (1,730)
 Tampa East
 Industrial
 Center..........     2    (f)       332      1,880         242       332      2,122       2,454       (213)
 Tampa West
 Distribution
 Center..........    15  (d)(f)    3,273     18,659       1,897     3,383     20,446      23,829     (2,081)
 Tampa West
 Industrial
 Center..........     4    (f)       700      1,161       3,970       700      5,131       5,831       (210)
 Tampa West
 Service Center..     4    (f)       970      5,501         412       971      5,912       6,883       (612)
Tulsa, Oklahoma
 52nd Street
 Distribution
 Center..........     1              340      1,924         182       340      2,106       2,446       (217)
 70th East
 Distribution
 Center..........     1              129        733         156       129        889       1,018        (86)
 East 55th Street
 Distribution
 Center..........     1    (f)       210      1,191          83       210      1,274       1,484       (130)
 Expressway
 Distribution
 Center..........     4              573      3,280         642       573      3,922       4,495       (552)
 Henshaw
 Distribution
 Center..........     3              500      2,829         131       499      2,961       3,460       (316)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
St. Louis,
Missouri
 Earth City
 Industrial
 Center..........           1997
 Hazelwood
 Distribution
 Center..........           1997
 Westport
 Distribution
 Center..........           1997
 Westport Service
 Center..........           1997
Tampa, Florida
 Adamo
 Distribution
 Center..........           1995
 Clearwater
 Distribution
 Center..........           1994
 Commerce Park
 Distribution
 Center..........           1994
 Eastwood
 Distribution
 Center..........           1994
 Joe's Creek
 Distribution
 Center..........           1994
 Lakeland
 Distribution
 Center..........           1994
 Orchid Lake
 Industrial
 Center..........           1994
 Plant City
 Distribution
 Center..........           1994
 Sabal Park
 Distribution
 Center..........        1996,1997
 Silo Bend
 Distribution
 Center..........           1994
 Silo Bend
 Industrial
 Center..........           1994
 St. Petersburg
 Service Center..           1994
 Tampa East
 Distribution
 Center..........           1994
 Tampa East
 Industrial
 Center..........           1994
 Tampa West
 Distribution
 Center..........        1994,1995
 Tampa West
 Industrial
 Center..........        1994,1996
 Tampa West
 Service Center..           1994
Tulsa, Oklahoma
 52nd Street
 Distribution
 Center..........           1994
 70th East
 Distribution
 Center..........           1994
 East 55th Street
 Distribution
 Center..........           1994
 Expressway
 Distribution
 Center..........           1993
 Henshaw
 Distribution
 Center..........           1994

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                           COSTS     GROSS AMOUNTS AT WHICH CARRIED
                                      INITIAL COSTS     CAPITALIZED        AT CLOSE OF PERIOD
                                  --------------------- SUBSEQUENT  -------------------------------- ACCUMULATED
                   NO. OF ENCUM-            BUILDING &      TO                BUILDING &    TOTAL    DEPRECIATION
DESCRIPTION        BLDGS. BRANCES   LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   (A,B)        (C)
-----------        ------ ------- -------- ------------ ----------- -------- ------------ ---------- ------------
OPERATING
PROPERTIES
----------

Washington,
D.C./Baltimore
 Airport Commons
 Distribution
 Center..........      2             2,320         --       8,194      2,360       8,154      10,514       (104)
 Ardmore
 Distribution
 Center..........      3             1,431       8,110        360      1,431       8,470       9,901       (839)
 Ardmore
 Industrial
 Center..........      2               984       5,581        253        985       5,833       6,818       (581)
 Chantilly
 Distribution
 Center..........      2             2,242         --      15,155      3,377      14,020      17,397        (54)
 Concorde
 Industrial
 Center..........      4             1,538       8,717        443      1,538       9,160      10,698       (777)
 De Soto Business
 Park............      5             1,774      10,055      2,909      1,774      12,964      14,738       (640)
 Eisenhower
 Industrial
 Center..........      3             1,240       7,025      1,026      1,240       8,051       9,291       (795)
 Fleet
 Distribution
 Center..........      8             3,198      18,121        948      3,198      19,069      22,267     (1,208)
 Hampton Central
 Distribution
 Center..........      2             1,769         --       8,879      2,248       8,400      10,648       (199)
 Patapsco
 Distribution
 Center..........      1               270       1,528        847        270       2,375       2,645       (137)
 Sunnyside
 Industrial
 Center..........      3             1,541       8,733      1,205      1,541       9,938      11,479       (967)
Other Markets....      7    (f)      1,300       8,635        372      1,364       8,943      10,307       (787)
                   -----          --------  ----------   --------   --------  ----------  ----------  ---------
 Total Operating
 Properties......  1,005          $402,714  $1,471,318   $779,572   $420,019  $2,233,585  $2,653,604  $(171,525)
                   -----          --------  ----------   --------   --------  ----------  ----------  ---------
LAND UNDER
DEVELOPMENT
-----------
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center..........                 $  3,153         --    $    635   $  3,788         --   $    3,788        --
Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........                    1,400         --       1,443      2,843         --        2,843        --
 Atlanta NE at
 Sugarloaf.......                    1,182         --         406      1,588         --        1,588        --
 Breckenridge
 Distribution
 Center..........                      651         --         181        832         --          832        --
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........                      856         --         621      1,477         --        1,477        --
Chicago, Illinois
 Alsip
 Distribution
 Center..........                    1,273         --         --       1,273         --        1,273        --
 Bensenville
 Distribution
 Center..........                      940         --         --         940         --          940        --
 North Avenue
 Distribution
 Center                                695         --         274        969         --          969        --
 Remington Lakes
 Business Park...                    1,026         --         171      1,197         --        1,197        --
                           DATE OF
DESCRIPTION        CONSTRUCTION/ACQUISITION
-----------        ------------------------
OPERATING
PROPERTIES
----------
Washington,
D.C./Baltimore
 Airport Commons
 Distribution
 Center..........            1997
 Ardmore
 Distribution
 Center..........            1994
 Ardmore
 Industrial
 Center..........            1994
 Chantilly
 Distribution
 Center..........         1996,1997
 Concorde
 Industrial
 Center..........            1995
 De Soto Business
 Park............            1996
 Eisenhower
 Industrial
 Center..........            1994
 Fleet
 Distribution
 Center..........            1996
 Hampton Central
 Distribution
 Center..........         1996,1997
 Patapsco
 Distribution
 Center..........            1995
 Sunnyside
 Industrial
 Center..........            1994
Other Markets....       1991,1994,1996
 Total Operating
 Properties......
LAND UNDER
DEVELOPMENT
-----------
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center..........            1997
Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........            1996
 Atlanta NE at
 Sugarloaf.......            1997
 Breckenridge
 Distribution
 Center..........            1997
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........         1994,1995
Chicago, Illinois
 Alsip
 Distribution
 Center..........            1997
 Bensenville
 Distribution
 Center..........            1997
 North Avenue
 Distribution
 Center                      1996
 Remington Lakes
 Business Park...            1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                   COSTS    GROSS AMOUNTS AT WHICH CARRIED
                              INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                           -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION        BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------        ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND UNDER
DEVELOPMENT
-----------

Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center..........              434        --          220       654        --          654        --              1997
 Union Center
 Commerce Park...              566        --           16       582        --          582        --              1997
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........              285        --           18       303        --          303        --              1997
Dallas/Fort
Worth, Texas
 Dallas Corporate
 Center..........              608        --          102       710        --          710        --              1995
 Freeport
 Distribution
 Center..........              414        --            9       423        --          423        --              1996
 Great Southwest
 Distribution
 Center..........            1,046        --           83     1,129        --        1,129        --              1996
Denver, Colorado
 Denver Business
 Center..........              988        --           34     1,022        --        1,022        --              1997
East Bay (San
Francisco),
California
 Patterson Pass
 Business Center.              959        --            4       963        --          963        --              1996
El Paso, Texas
 Northwestern
 Corporate
 Center..........              129        --          144       273        --          273        --              1991
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........              578        --           80       658        --          658        --              1997
Indianapolis,
Indiana
 Plainfield Park
 Distribution
 Center..........              486        --          275       761        --          761        --              1996
Juarez, Mexico
 Salvacar
 Industrial
 Center..........            1,554        --          406     1,960        --        1,960        --              1997
Los
Angeles/Orange
County,
California
 Foothills
 Distribution
 Center..........            3,650        --          131     3,781        --        3,781        --              1995
 Mid-Counties
 Distribution
 Center..........           13,127        --        1,344    14,471        --       14,471        --              1997
Louisville,
Kentucky
 Riverport
 Distribution
 Center..........              462        --           44       506        --          506        --              1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                   COSTS    GROSS AMOUNTS AT WHICH CARRIED
                              INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                           -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION        BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------        ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND UNDER
DEVELOPMENT
-----------

Monterrey, Mexico
 Monterrey
 Industrial
 Center..........            1,325        --          512     1,837        --        1,837        --              1997
New Jersey/I-95
Corridor
 Cranbury
 Business Park...            2,017        --        2,918     4,935        --        4,935        --              1997
 Meadowland
 Industrial
 Center..........            1,486        --           --     1,486        --        1,486        --              1997
Orlando, Florida
 Orlando Central
 Park............              772        --          157       929        --          929        --              1996

Phoenix, Arizona
 Kyrene Commons
 Distribution
 Center..........              158        --           --       158        --          158        --              1992
 Kyrene Commons
 Distribution
 Center South....            1,096        --           58     1,154        --        1,154        --              1996
Portland, Oregon
 PDX Corporate
 Center East.....              734        --          636     1,370        --        1,370        --              1997
 Jennifer
 Distribution
 Center..........              915        --          184     1,099        --        1,099        --              1997
Reno, Nevada
 Golden Valley
 Distribution
 Center..........              284        --          685       969        --          969        --              1995
Reynosa, Mexico
 Reynosa
 Industrial
 Center..........              959        --            2       961        --          961        --              1997
Rio Grande Valley
(Brownsville),
Texas
 McAllen
 Distribution
 Center..........              452        --           74       526        --          526        --              1997
South Bay (San
Francisco),
California
 Mowry Business
 Center..........            1,974        --          288     2,262        --        2,262        --              1996
Tampa, Florida
 Sabal Park
 Distribution
 Center..........              599        --           50       649        --          649        --              1995

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                   COSTS    GROSS AMOUNTS AT WHICH CARRIED
                              INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                           -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION        BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------        ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND UNDER
DEVELOPMENT
-----------

Washington
D.C./Baltimore
 Gateway
 Distribution
 Center..........              773        --          170       943        --          943        --              1997
 Meadowridge
 Distribution
 Center..........            1,812        --           81     1,893        --        1,893        --              1996
 Priest Bridge
 Distribution
 Center..........            1,440        --           59     1,499        --        1,499        --              1997
                           -------  ---------     -------   -------  ---------   ---------   --------
 Total Land Under
 Development.....          $53,258        --      $12,515   $65,773        --      $65,773        --
                           -------  ---------     -------   -------  ---------   ---------   --------
LAND HELD FOR
DEVELOPMENT
-------------
Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.......          $ 1,448        --      $    33   $ 1,481        --      $ 1,481        --              1997
 Atlanta West
 Distribution
 Center..........              714        --           38       752        --          752        --              1994
 Breckenridge
 Distribution
 Center..........            2,595        --          155     2,750        --        2,750        --              1997
 Riverside
 Distribution
 Center..........            1,107        --           93     1,200        --        1,200        --              1996
Austin, Texas
 Corridor Park
 Corporate
 Center..........            1,305        --           63     1,368        --        1,368        --              1994
 Southpark
 Corporate
 Center..........              525        --           63       588        --          588        --              1996
 Walnut Creek
 Corporate
 Center..........              951        --          133     1,084        --        1,084        --           1994,1996
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........              898        --          323     1,221        --        1,221        --         1994,1995,1996
 Charlotte
 Distribution
 Center South....              975        --           36     1,011        --        1,011        --              1997
 Interstate North
 Business Park...              343        --            8       351        --          351        --              1997
Chicago, Illinois
 Bloomingdale 100
 Business Center.            5,797        --          440     6,237        --        6,237        --              1997
 North Avenue
 Distribution
 Center..........            1,532        --          329     1,861        --        1,861        --              1996
 O'Hare Cargo
 Distribution
 Center..........            3,661        --        6,873    10,534        --       10,534        --           1996,1997
 Remington Lakes
 Business Park...            3,233        --          204     3,437        --        3,437        --              1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                   COSTS    GROSS AMOUNTS AT WHICH CARRIED
                              INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                           -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION        BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------        ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND HELD FOR
DEVELOPMENT
-------------

Cincinatti, Ohio
 Airpark
 International
 Distribution
 Center.........               860        --          428     1,288        --        1,288        --              1997
 Princeton
 Distribution
 Center               (d)      436        --            3       439        --          439        --              1996
 Sharonville
 Distribution
 Center.........               574        --          226       800        --          800        --              1996
 Union Center
 Commerce Park..               592        --        1,981     2,573        --        2,573        --              1997
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center.........             1,447        --          731     2,178        --        2,178        --      1994,1995,1996,1997
 International
 Street Commerce
 Center.........               327        --           13       340        --          340        --              1996
Dallas/Fort
Worth, Texas
 Dallas
 Corporate
 Center.........               921        --           58       979        --          979        --              1995
 Great Southwest
 Industrial
 Center I.......               492        --           26       518        --          518        --              1996
 Great Southwest
 Distribution
 Center.........             2,330        --           38     2,368        --        2,368        --              1997
 Royal Lane
 Distribution
 Center.........             3,220        --           33     3,253        --        3,253        --              1997
Denver, Colorado
 Peoria
 Distribution
 Center.........             1,363        --          170     1,533        --        1,533        --              1997
 Upland
 Distribution
 Center I.......             1,647        --           18     1,665        --        1,665        --           1994,1997
East Bay (San
Francisco),
California
 Patterson Pass
 Business
 Center.........               552        --            3       555        --          555        --              1996
El Paso, Texas
 Northwestern
 Corporate
 Center.........             3,201        --        3,646     6,847        --        6,847        --           1991,1992
 Vista Corporate
 Center.........               331        --          151       482        --          482        --              1993
 Vista Del Sol
 Industrial
 Center.........             2,008        --          304     2,312        --        2,312        --           1994,1996
Fort
Lauderdale/Miami,
Florida
 Port 95
 Distribution
 Center I.......             5,556        --           17     5,573        --        5,573        --              1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                 COSTS    GROSS AMOUNTS AT WHICH CARRIED
                            INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                         -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                 ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION      BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------      ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND HELD FOR
DEVELOPMENT
-------------

Houston, Texas
 Jersey Village
 Corporate
 Center.........           4,753        --          869     5,622        --        5,622        --              1997
 West by
 Northwest
 Industrial
 Center.........           1,859        --           73     1,932        --        1,932        --              1993
 World Houston
 Distribution
 Center.........             425        --           31       456        --          456        --              1997
Indianapolis,
Indiana
 North by
 Northeast
 Distribution
 Center.........             435        --           56       491        --          491        --              1994
 Plainfield Park
 Distribution
 Center.........           1,082        --          437     1,519        --        1,519        --              1996
Juarez, Mexico
 Salvacar
 Industrial
 Center.........           2,731        --          517     3,248        --        3,248        --              1997
Las Vegas,
Nevada
 Black Mountain
 Distribution
 Center.........           2,845        --          143     2,988        --        2,988        --           1995,1996
 Hughes Airport
 Center.........             263        --           10       273        --          273        --              1997
 Las Vegas
 Corporate
 Center.........   (e)     4,916        --          911     5,827        --        5,827        --         1993,1995,1997
Los Angeles /
Orange County,
California
 Foothills
 Business
 Center.........           7,647        --           79     7,726        --        7,726        --           1995,1996
 Mid-Counties
 Distribution
 Center.........           8,443        --         (502)    7,941        --        7,941        --              1997
Louisville,
Kentucky
 Riverport
 Distribution
 Center.........             138        --           14       152        --          152        --           1996,1997
Memphis,
Tennessee
 Memphis
 Industrial
 Park...........           2,563        --          931     3,494        --        3,494        --              1997
Nashville,
Tennessee
 Nashville/l-24
 Distribution
 Center.........             776        --        1,587     2,363        --        2,363        --              1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                  COSTS    GROSS AMOUNTS AT WHICH CARRIED
                             INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                          -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION       BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------       ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND HELD FOR
DEVELOPMENT
-------------

New Jersey / I-
95 Corridor
 Cranbury
 Business Park..            3,162        --        1,155     4,317        --        4,317        --              1997
 Kennedy
 International
 Cargo Center...    (d)     3,915        --           85     4,000        --        4,000        --              1997
 Meadowland
 Industrial
 Center.........            1,600        --            2     1,602        --        1,602        --              1997
Orlando, Florida
 Orlando
 Corporate
 Center.........            3,234        --           96     3,330        --        3,330        --              1996
Phoenix, Arizona
 Kyrene Commons
 Distribution
 Center.........            1,278        --           22     1,300        --        1,300        --           1992,1996
Portland, Oregon
 Jennifer
 Distribution
 Center.........            2,935        --          834     3,769        --        3,769        --              1997
 PDX Corporate
 Center East....     (e)      769        --           39       808        --          808        --              1997
 The Evergreen
 Park...........            3,241        --          731     3,972        --        3,972        --           1996,1997
Reno, Nevada
 Golden Valley
 Distribution
 Center.........              347        --          680     1,027        --        1,027        --              1995
Reynosa, Mexico
 Reynosa
 Industrial
 Center.........              840        --          112       952        --          952        --              1997
Rio Grande
Valley
(Brownsville),
Texas
 Rio Grande
 Distribution
 Center.........              429        --           10       439        --          439        --              1995
Salt Lake City,
Utah
 Centennial
 Distribution
 Center.........            2,726        --           71     2,797        --        2,797        --              1996
 Clearfield
 Distribution
 Center.........              104        --           23       127        --          127        --              1995
 Salt Lake
 Industrial
 Center.........            1,734        --           94     1,828        --        1,828        --           1994,1995
San Antonio,
Texas
 Coliseum
 Distribution
 Center.........              608        --          326       934        --          934        --              1994
 Landmark One
 Distribution
 Center.........              127        --            5       132        --          132        --              1997
 Perrin Creek
 Corporate
 Center.........            2,637        --          170     2,807        --        2,807        --              1996
 San Antonio
 Distribution
 Center III.....            1,290        --           25     1,315        --        1,315        --              1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS     GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED        AT CLOSE OF PERIOD
                                 --------------------- SUBSEQUENT  -------------------------------- ACCUMULATED
                  NO. OF ENCUM-            BUILDING &      TO                BUILDING &    TOTAL    DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES   LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   (A,B)        (C)
   -----------    ------ ------- -------- ------------ ----------- -------- ------------ ---------- ------------
LAND HELD FOR
DEVELOPMENT
-------------

Seattle,
Washington
 Van Doren's
 Distribution
 Center.........            (e)     1,075         --         173      1,248         --        1,248        --
Tampa, Florida
 Sabal Park
 Distribution
 Center.........                    1,906         --         221      2,127         --        2,127        --
 Tampa East
 Distribution
 Center.........                    2,769         --         589      3,358         --        3,358        --
Washington,
D.C./Baltimore
 Hampton Central
 Distribution
 Center.........                    1,156         --         214      1,370         --        1,370        --
 Meadowridge
 Distribution
 Center.........                    3,810         --         666      4,476         --        4,476        --
                                 --------  ----------   --------   --------  ----------  ----------  ---------
 Total Land Held
 for
 Development....                 $131,509         --    $ 28,136   $159,645         --   $  159,645        --
                                 --------  ----------   --------   --------  ----------  ----------  ---------
GRAND TOTAL.....                 $587,481  $1,471,318   $820,223   $645,437  $2,233,585  $2,879,022  $(171,525)
                                 ========  ==========   ========   ========  ==========  ==========  =========
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
LAND HELD FOR
DEVELOPMENT
-------------
Seattle,
Washington
 Van Doren's
 Distribution
 Center.........            1994
Tampa, Florida
 Sabal Park
 Distribution
 Center.........         1995,1997
 Tampa East
 Distribution
 Center.........            1994
Washington,
D.C./Baltimore
 Hampton Central
 Distribution
 Center.........            1994
 Meadowridge
 Distribution
 Center.........            1996
 Total Land Held
 for
 Development....
GRAND TOTAL.....

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997

--------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1997 (in thousands):

      Total per Schedule III..................................... $2,879,022
      Construction in process....................................    114,495
      Capitalized preacquisition costs...........................     12,719
                                                                  ----------
        Total real estate........................................ $3,006,236(g)
                                                                  ==========

(b) The aggregate cost for federal income tax purposes was approximately $2,923,619,000.
(c) Buildings are depreciated over their estimated useful lives (30 years for acquisitions, 40 years for developments).
(d) $164,119,000 of these properties are pledged as collateral for $87,937,000 in mortgage notes payable.
(e) $224,279,000 of these properties are subject to lien under $11,894,000 of net assessment bonds payable.
(f) $66,741,000 of these properties are pledged as collateral for $24,973,000 and $8,224,000 in first and second priority mortgage notes, respectively.
(g) A summary of activity for real estate and accumulated depreciation is as follows:

                                                              DECEMBER 31, 1997
                                                               (IN THOUSANDS)
                                                              -----------------
   Real Estate
     Balance at beginning of year............................    $2,508,747
     Additions:
       Acquisitions/Completions..............................       413,078
       Improvements..........................................        95,341
     Cost of real estate disposed of.........................       (53,862)
     Change in construction in process.......................        36,989
     Change in capitalized preacquisition costs..............         5,943
                                                                 ----------
     Balance at end of year..................................    $3,006,236
                                                                 ==========
   Accumulated Depreciation
     Balance at beginning of year............................    $  109,147
     Depreciation expense....................................        65,620
     Accumulation depreciation associated with real estate
      disposed of............................................        (3,242)
                                                                 ----------
     Balance at end of year..................................    $  171,525
                                                                 ==========

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Industrial Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of Security Capital Industrial Trust, hereby constitutes and appoints K. Dane Brooksher, M. Gordon Keiser, Jr., Edward F. Long and Jeffrey
A. Klopf, its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Security Capital Industrial Trust

                                                /s/ Irving F. Lyons III
                                          By: _________________________________
                                                    Irving F. Lyons III
                                               Co-Chairman, Chief Investment
                                                          Officer

Date: March 17, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


 /s/ Irving F. Lyons III             Co-Chairman, Chief              March 17, 1998
____________________________________  Investment Officer and
    Irving F. Lyons III               Trustee

 /s/ K. Dane Brooksher               Co-Chairman, Chief Operating    March 17, 1998
____________________________________  Officer and Trustee
    K. Dane Brooksher

 /s/ M. Gordon Keiser Jr.            Senior Vice President           March 17, 1998
____________________________________  (Principal Financial
    M. Gordon Keiser Jr.              Officer)

 /s/ Edward F. Long                  Vice President and              March 17, 1998
____________________________________  Controller (Principal
    Edward F. Long                    Accounting Officer)

 /s/ Thomas G. Wattles               Trustee                         March 17, 1998
____________________________________
    Thomas G. Wattles

 /s/ Stephen L. Feinberg             Trustee                         March 17, 1998
____________________________________
    Stephen L. Feinberg

 /s/ Donald P. Jacobs                Trustee                         March 17, 1998
____________________________________
    Donald P. Jacobs

 /s/ William G. Myers                Trustee                         March 17, 1998
____________________________________
    William G. Myers

 /s/ John E. Robson                  Trustee                         March 17, 1998
____________________________________
    John E. Robson


                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

                                                                     SEQUENTIAL
                                                                      NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  ------                         -----------                         ----------
  3.1      Amended and Restated Declaration of Trust of SCI
           (Incorporated by reference to exhibit 4.1 to SCI's
           Registration Statement No. 33-73382)
  3.2      First Certificate of Amendment of Amended and Restated
           Declaration of Trust of SCI (Incorporated by reference
           to exhibit 3.1 to SCI's Form 8-K dated June 14, 1994)
  3.3      Second Articles of Amendment of Restated Declaration of
           Trust of SCI (Incorporated by reference to exhibit 4.3
           to SCI's Registration Statement No. 33-87306)
  3.4      Articles Supplementary relating to SCI's Series A
           Cumulative Redeemable Preferred Shares of Beneficial
           Interest (Incorporated by reference to exhibit 4.8 to
           SCI's Form 8-A registration statement relating to such
           shares)
  3.5      First Articles of Amendment to Articles Supplementary
           relating to SCI's Series A Cumulative Redeemable
           Preferred Shares of Beneficial Interest (Incorporated
           by reference to exhibit 10.3 to SCI's Form 10-Q for the
           quarter ended September 30, 1995)
  3.6      Articles Supplementary relating to SCI's Series B
           Cumulative Convertible Redeemable Preferred Shares of
           Beneficial Interest (Incorporated by reference to
           exhibit 4.1 to SCI's Form 8-K dated February 14, 1996)
  3.7      Articles Supplementary with respect to SCI's Series C
           Cumulative Redeemable Preferred Shares of Beneficial
           Interest (Incorporated by reference to exhibit 4.8 to
           SCI's Form 8-A dated November 13, 1996).
  3.8      Bylaws of SCI (Incorporated by reference to exhibit 4.3
           to SCI's Registration Statement No. 33-83208)
  4.1      Rights Agreement, dated as of December 31, 1993,
           between SCI and State Street Bank and Trust Company, as
           Rights Agent, including form of Rights Certificate
           (Incorporated by reference to exhibit 4.4 to SCI's
           Registration Statement No. 33-78080)
  4.2      First Amendment to Rights Amendment, dated as of
           February 15, 1995, between SCI, State Street Bank and
           Trust Company and The First National Bank of Boston, as
           successor Rights Agent (Incorporated by reference to
           exhibit 3.1 to SCI's Form 10-Q for the quarter ended
           September 30, 1995)
  4.3      Second Amendment to Rights Agreement, dated as of June
           22, 1995, between SCI, State Street Bank and Trust
           Company and The First National Bank of Boston
           (Incorporated by reference to Exhibit 3.1 to SCI's Form
           10-Q for the quarter ended September 30, 1995)
  4.4      Form of share certificate for Common Shares of
           Beneficial Interest of SCI (Incorporated by reference
           to exhibit 4.4 to SCI's Registration Statement No. 33-
           73382)
  4.5      Form of share certificate for Series A Cumulative
           Redeemable Preferred Shares of Beneficial Interest of
           SCI (Incorporated by reference to exhibit 4.7 to SCI's
           Form 8-A registration statement relating to such
           shares)
  4.6      8.72% Note due March 1, 2009 (Incorporated by reference
           to exhibit 4.7 to SCI's Form 10-K for the year ended
           December 31, 1994)

                                                                     SEQUENTIAL
                                                                      NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  ------                         -----------                         ----------
  4.7      Form of share certificate for Series B Cumulative
           Convertible Redeemable Preferred Shares of Beneficial
           Interest of SCI (Incorporated by reference to exhibit
           4.8 to SCI's Form 8-A registration statement relating
           to such shares)
  4.8      Form of share certificate for Series C Cumulative
           Redeemable Preferred Shares of Beneficial Interest of
           SCI (Incorporated by reference to exhibit 4.8 to SCI's
           Form 10-K for the year ended December 31, 1996)
  4.9      9.34% Note due March 1, 2015 (Incorporated by reference
           to exhibit 4.8 to SCI's Form 10-K for the year ended
           December 31, 1994)
  4.10     7.875% Note due May 15, 2009 (Incorporated by reference
           to exhibit 4.4 to SCI's Form 8-K dated May 9, 1995)
  4.11     7.30% Note due May 15, 2001 (Incorporated by reference
           to exhibit 4.3 to SCI's Form 8-K dated May 9, 1995)
  4.12     7.25% Note due May 15, 2000 (Incorporated by reference
           to exhibit 4.2 to SCI's Form 8-K dated May 9, 1995)
  4.13     7.125% Note due May 15, 1998 (Incorporated by reference
           to exhibit 4.1 to SCI's Form 8-K dated May 9, 1995)
  4.14     7.25% Note due May 15, 2002 (Incorporated by reference
           to exhibit 4.1 to SCI's Form 10-Q for the quarter ended
           June 30, 1996)
  4.15     7.95% Note due May 15, 2008 (Incorporated by reference
           to exhibit 4.2 to SCI's Form 10-Q for the quarter ended
           June 30, 1996)
  4.16     8.65% Note due May 15, 2016 (Incorporated by reference
           to exhibit 4.3 to SCI's Form 10-Q for the quarter ended
           June 30, 1996)
  4.17     7.81% Medium-Term Notes, Series A, due February 1, 2015
           (Incorporated by reference to exhibit 4.17 to SCI's
           Form 10K for the year ended December 31, 1996)
  4.18     Indenture, dated as of March 1, 1995, between SCI and
           State Street Bank and Trust Company, as Trustee
           (Incorporated by reference to exhibit 4.9 to SCI's Form
           10-K for the year ended December 31, 1994)
  4.19     Collateral Trust Indenture, dated as of July 22, 1993,
           between Krauss/Schwartz Properties, Ltd. and
           NationsBank of Virginia, N.A., as Trustee (Incorporated
           by reference to exhibit 4.10 to SCI's Form 10-K for the
           year ended December 31, 1994)
  4.20     First Supplemental Collateral Trust Indenture, dated as
           of October 28, 1994, among SCI Limited Partnership-IV,
           Krauss/Schwartz Properties, Ltd., and NationsBank of
           Virginia, N.A., as Trustee (Incorporated by reference
           to exhibit 10.6 to SCI's Form 10-Q for the quarter
           ended September 30, 1994)
 10.1      Contribution Agreement for the Formation of SCI Limited
           Partnership-I, dated as of December 17, 1993, among SCI
           and the parties set forth therein (Incorporated by
           reference to exhibit 10.3 to SCI's Registration
           Statement No. 33-73382)
 10.2      Agreement of Limited Partnership of SCI Limited
           Partnership-I, dated as of December 22, 1993, by and
           among SCI, as general partner, and the limited partners
           set forth therein (Incorporated by reference to exhibit
           10.4 to SCI's Registration Statement No. 33-73382)
 10.3      Agreement of Purchase and Sale, dated as of December
           22, 1993, by and between King & Lyons, King & Lyons-
           Tracy Industrial, Charles W. King Jr. and Irving F.
           Lyons, III and SCI (Incorporated by reference to
           exhibit 10.8 to SCI's Registration Statement No. 33-
           73382)

                                                                     SEQUENTIAL
                                                                      NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  ------                         -----------                         ----------
 10.4      Pledge Agreement, dated as of December 22, 1993, by
           King & Lyons in favor of SCI (Incorporated by reference
           to exhibit 10.9 to SCI's Registration Statement No. 33-
           73382)
 10.5      Transfer and Registration Rights Agreement, dated as of
           December 22, 1993, among SCI and the investors listed
           on the signature pages thereto (Incorporated by
           reference to exhibit 10.10 to SCI's Registration
           Statement No. 33-73382)
 10.6      Contribution Agreement of SCI Limited Partnership-II,
           dated as of January 28, 1994, among SCI and the parties
           set forth therein (Incorporated by reference to exhibit
           10.11 to SCI's Registration Statement No. 33-73382)
 10.7      Amended and Restated Agreement of Limited Partnership
           of SCI Limited Partnership-II, dated as of February 15,
           1994, among SCI, as general partner, and the limited
           partners set forth therein (Incorporated by reference
           to exhibit 10.12 to SCI's Registration Statement No.
           33-78080)
 10.8      Administrative Services Agreement, dated as of
           September 9, 1997, between SCI and Security Capital
           Group Incorporated (Incorporated by reference to
           exhibit 10.6 to Security Capital Group Incorporated's
           Form 10-Q for the quarter ended September 30, 1997)
 10.9      Third Amended and Restated Investor Agreement, dated as
           of September 9, 1997, between SCI and Security Capital
           Group Incorporated (Incorporated by reference to
           exhibit 10.3 to Security Capital Group Incorporated's
           Form 10-Q for the quarter ended September 30, 1997)
 10.10     Amended and Restated Credit Agreement, entered into as
           of May 2, 1996, between SCI and NationsBank Texas N.A.,
           as agent bank, and the lenders party thereto
           (Incorporated by reference to exhibit 10 to SCI's Form
           10-Q for the quarter ended March 31, 1996)
 10.11     Form of Indemnification Agreement entered into between
           SCI and its Trustees and executive officers
           (Incorporated by reference to exhibit 10.16 to SCI's
           Registration Statement No. 33-73382)
 10.12     Indemnification Agreements between SCI and each of its
           independent Trustees (Incorporated by reference to
           exhibit 10.16 to SCI's Form 10-K for the year ended
           December 31, 1995)
 10.13     Declaration of Trust for the benefit of SCI's
           independent Trustees (Incorporated by reference to
           exhibit 10.17 to SCI's Form 10-K for the year ended
           December 31, 1995)
 10.14     Transfer and Registration Rights Agreement dated as of
           February 15, 1994, among SCI and the investors listed
           on the signature pages thereto (Incorporated by
           reference to exhibit 10.18 to SCI's Registration
           Statement No. 33-78080)
 10.15     Share Option Plan for Outside Trustees (Incorporated by
           reference to exhibit 10.18 to SCI's Form 10-Q for the
           quarter ended June 30, 1994)
 10.16     Dividend Reinvestment and Share Purchase Plan
           (Incorporated by reference to the prospectus contained
           in Registration Statement No. 33-91366)
 10.17     Contribution and Sale Agreement for SCI Limited
           Partnership-III and SCI Limited Partnership-IV, dated
           as of August 22, 1994, among SCI and the parties set
           forth therein (Incorporated by reference to exhibit
           10.19 to SCI's Registration Statement No. 33-83208)

                                                                     SEQUENTIAL
                                                                      NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  ------                         -----------                         ----------
 10.18     First Amendment to Contribution and Sale Agreement,
           dated as of October 14, 1994, among SCI and the parties
           set forth therein (Incorporated by reference to exhibit
           10.1 to SCI's Form 10-Q for the quarter ended September
           30, 1994)
 10.19     Second Amendment to Contribution and Sale Agreement,
           dated as of October 21, 1994, among SCI and the parties
           set forth therein (Incorporated by reference to exhibit
           10.2 to SCI's Form 10-Q for the quarter ended September
           30, 1994)
 10.20     Amended and Restated Agreement of Limited Partnership
           of SCI Limited Partnership-III, dated as of October 28,
           1994, by and among SCI, as general partner, and the
           limited partners set forth therein (Incorporated by
           reference to exhibit 10.3 to SCI's Form 10-Q for the
           quarter ended September 30, 1994)
 10.21     Amended and Restated Agreement of Limited Partnership
           of SCI Limited Partnership-IV, dated as of October 28,
           1994, by and among SCI IV, Inc., as general partner,
           and the limited partners set forth therein
           (Incorporated by reference to exhibit 10.4 to SCI's
           Form 10-Q for the quarter ended September 30, 1994)
 10.22     Registration Rights Agreement, dated as of October 28,
           1994, among SCI and the investors listed on the
           signature pages thereto (Incorporated by reference to
           exhibit 10.5 to SCI's Form 10-Q for the quarter ended
           September 30, 1994)
 10.23     Option Agreement and Consent, dated October 24, 1994,
           by and between SCI and Farm Bureau Life Insurance
           Company (Incorporated by reference to exhibit 10.7 to
           SCI's Form 10-Q for the quarter ended September 30,
           1994)
 10.24     Security Capital Industrial Trust 1997 Long-Term
           Incentive Plan (Incorporated by reference to Annex II
           to Security Capital Group Incorporated's Registration
           Statement No. 333-26259 on Form S-1)
 10.25     Form of Secured Promissory Note and Pledge Agreement
           relating to Share Purchase Program
 11.1      Statement re: Computation of Per Share Earnings
 12.1      Statement re: Computation of Ratio of Earnings to Fixed
           Charges
 12.2      Statement re: Computation of Ratio of Earnings to
           Combined Fixed Charges and Preferred Share Dividends
 21.1      Subsidiaries of SCI
 23.1      Consent of Arthur Andersen LLP
 24.1      Power of Attorney (included at page II-1)
 27        Financial Data Schedule