Form 10-K/A
period 1997-12-31
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1998-04-30
CIK 899881

-------------------------------------------------------------------------------


                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                               FORM 10-K/A-1
                             (Amendment No. 1)

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997
                                      OR
[__] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________


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

         Securities registered pursuant to Section 12(b) of the Act:

                                                                       Name of Each Exchange
                    Title of Each Class                                 on Which Registered
                    -------------------                                 -------------------
Common Shares of Beneficial Interest, par value $.01                  New York Stock Exchange
   per share
Series A Cumulative Redeemable Preferred Shares of                    New York Stock Exchange
   Beneficial Interest, par value $.01 per share
Series B Cumulative Convertible Redeemable Preferred                  New York Stock Exchange
   Shares of Beneficial Interest, par value $.01 per share
Preferred Share Purchase Rights                                       New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [__]

Based on the closing price of the registrant's shares on March 12, 1998, the aggregate market value of the voting shares held by non-affiliates of the registrant was $1,657,026,451.

At March 12, 1998, there were outstanding approximately 117,388,358 common shares of beneficial interest of the registrant.

                               TABLE OF CONTENTS

Item              Description                                             Page
----              -----------
                                   PART III*


Item 10.     Directors and Executive Officers of the Registrant.........    1
Item 11.     Executive Compensation.....................................    1
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.................................................    6
Item 13.     Certain Relationships and Related Transactions.............    8

-----------
* Note: the purpose of this Amendment No. 1 is to include the information required by Items 10, 11, 12 and 13 of Security Capital Industrial Trust's Form 10-K for the fiscal period ended
         December 31, 1997.

                                      PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information regarding SCI's executive officers and Trustees, see "Item 1. Business--Officers and Trustees of SCI."

     Security Capital Group Incorporated ("Security Capital") has the right to nominate up to three Trustees, depending upon its level of beneficial ownership of common shares of beneficial interest of SCI, par value $0.01 per share
(the "Common Shares"). See "Item 13. Certain Relationships and Transactions--Amended and Restated Investor Agreement." Messrs. K. Dane Brooksher, Irving F. Lyons, III and Thomas G. Wattles, due to their relationship with Security Capital, are deemed to be the nominees of Security Capital. SCI's Amended and Restated Declaration of Trust, as amended and supplemented, requires that a majority of the Trustees be independent Trustees.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires SCI's Trustees, officers and beneficial owners of more than ten percent of the outstanding Common Shares to file reports of ownership and changes in ownership of the Common Shares with the Securities and Exchange Commission and to send copies of those reports to SCI. Based solely on a review of those reports and amendments thereto furnished to SCI and on written representations of certain of such persons that they were not required to file certain of those reports, SCI believes that no such person failed to file any such report on a timely basis during 1997.


ITEM 11.          EXECUTIVE COMPENSATION

Trustee Compensation

         Through December 31, 1997, SCI paid an annual retainer of $14,000 to Trustees who are not officers of SCI. These fees are paid to the Trustees in Common Shares (quarterly on each dividend payment date) based on the then current market price of the Common Shares pursuant to SCI's dividend reinvestment and share purchase plan as described below. Such
Trustees also receive $1,000 for each meeting attended, which is also paid in Common Shares. Members of the Investment Committee receive an additional annual retainer of $4,000 also paid in Common Shares. SCI's dividend reinvestment and share purchase plan commenced in April 1995. Both the retainer and meeting fees payable to Trustees are paid directly into such plan on behalf of the Trustees as optional cash payments, and the Common
Shares purchased remain in the plan. Common Shares purchased with the retainer and committee fees may not be sold or otherwise transferred so long as the Trustee remains a Trustee. The Board may grant an individual Trustee a waiver of the requirement that Trustees' fees be used to purchase Common Shares or that such Common Shares be held so long as the Trustee remains a Trustee.
Trustees are reimbursed for any out-of-town travel expenses incurred in connection with attendance at Board meetings.

         Messrs. Booksher, Lyons and Wattles are not separately compensated for serving as Trustees.

         In addition, pursuant to the Outside Trustees Plan, (described below), each Trustee who is not an employee of SCI on the date of each annual meeting of shareholders is entitled to receive an option to purchase 2,000 Common Shares at a price per Common Share equal to the closing price on the New
York Stock Exchange (the "NYSE") on such date.

Outside Trustees Plan

         At the 1994 annual meeting, shareholders approved the issuance of up to 100,000 Common Shares under SCI's Common Share Option Plan for Outside Trustees (the "Outside Trustees Plan"). Options granted under the

Outside Trustees Plan are for a five-year term and are immediately exercisable in whole or in part. The exercise price of options granted may not be less than the fair market value of Common Shares on the date of grant. There are currently 74,000 Common Shares available for future options under the Outside Trustees Plan.

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

Executive Compensation

         The following table presents the compensation for 1997 and 1996 of each of the Co-Chairmen and the three other most highly compensated executive officers of SCI (the "Named Executive Officers"). Each Named Executive Officer was an employee of Security Capital Industrial
Incorporated, SCI's former REIT Manager (the "REIT Manager"), which was a wholly owned subsidiary of Security Capital and was compensated by Security Capital during 1996 and from January 1, 1997 through the closing of the merger transaction described below (the "Merger") on September 9, 1997 (see "Item 13. Certain Relationships and
Transactions--Merger with SCI's REIT Manager and Property Manager").

                                                                                              Long-Term
                                      Annual Compensation                                Compensation Awards
                          ----------------------------------------- --------------------------------------------------------
                                                                                                Shares of
                                                                    Restricted    Common     Security Capital       All
                                                       Other Annual   Stock       Shares      Class A Common       Other
      Name and                                         Compensation   Awards    Underlying   Stock Underlying   Compensation
 Principal Position       Year   Salary($)    Bonus($)     ($)          ($)     Options(#)      Options (#)(1)      ($)
 ------------------       ----   ---------    --------     ---          ---     ----------      --------------    ------
K. Dane Brooksher,
 Co-Chairman.........     1997    250,000     350,000      --           (2)      202,650          469              --
                          1996    207,000     268,000      --           --            --          658              --
Irving F. Lyons III
 Co-Chairman.........     1997    250,000     275,000      --           (2)      202,650          892              --
                          1996    145,000     230,000      --           --            --          571              --
Robert J. Watson
 Managing                 1997    200,000     215,000      --           (2)      122,531          219              --
Director.............     1996    162,000     125,000      --           --            --          439              --

Jeffrey H. Schwartz
 Managing                 1997    227,462     160,546      --           (2)      122,531          208              --
Director.............     1996    150,000     140,000      --           --            --          417              --

John W. Seiple
Managing                  1997    200,000     200,000      --           (2)      103,681          208              --
Director............      1996    135,000     165,000      --           --            --          527              --

-------------

(1) These options to acqurie shares of Security Capital's Class A Common Stock (the "Class A Common Stock") were awarded by Security Capital under Security Capital's 1995 Option Plan. At the time of the award of these options, each of the Named Executive Officers was an employee of the REIT Manager.

(2) Under the share purchase program of the 1997 Long-Term Incentive Plan, the Named Executive Officers purchased Common Shares as follows in 1997: Mr. Brooksher, 94,256 Common Shares; Mr. Lyons, 94,256 Common Shares; Mr. Schwartz, 56,553 Common Shares; Mr. Seiple,
       47,128 Common Shares; and Mr. Watson, 56,553 Common Shares. All of these purchases were at the price and upon the other terms, conditions and restrictions described under "--Share Purchase Program."

Option Grants in 1997

         The following table sets forth certain information with respect to individual grants of options during 1997 to each of the Named Executive Officers.


                                    Common Shares                          Shares of Security Capital Class A Common Stock
                      --------------------------------------------------  -------------------------------------------------
                                  Individual Grants                               Individual Grants
                      --------------------------------------------------  -------------------------------------------------

                                 Percent                                              Percent
                                   of                                                   of
                                 Total                                                 Total
                      Securities Options                          Grant   Securities  Options                          Grant
                      Underlying Granted   Exercise               Date    Underlying  Granted    Exercise              Date
                       Options     to      or Base               Present   Options     to        or Base              Present
                       Granted   Employees  Price    Expiration   Value    Granted    Employees   Price    Expiration  Value
   Name                (#)(1)    in 1997   ($/share)    Date     ($)(2)    (#)(3)     in 1997    ($/share)    Date     ($)(4)
   ----                -------   ---------  -------     ----     ------    ------     -------     -------     ----     ------
K. Dane Brooksher.....  202,650   6.56%     21.22       9/8/07   439,751    469       0.88%       1,600     12/04/07   291,752
Irving F. Lyons III...  202,650   6.56%     21.22       9/8/07   439,751    486       0.92%       1,236     12/31/97   46,630
                                                                            406       0.77%       1,600     12/04/07   252,851
Robert J. Watson......  122,531   3.97%     21.22       9/8/07   265,892    219       0.41%       1,600     12/04/07   136,151
Jeffrey H. Schwartz...  122,531   3.97%     21.22       9/8/07   265,892    208       0.39%       1,600     12/04/07   129,343
John W. Seiple........  103,681   3.36%     21.22       9/8/07   224,988    208       0.39%       1,600     12/04/07   129,343

-------------

(1) The options vest 25% on the second anniversary of the date of grant and an additional 25% on each of the third, fourth and fifth anniversaries of the date of the grant. As described under "--General," the following number of these options granted to the Named Executive Officers in 1997 have dividend equivalent units:
         Mr. Brooksher, 14,138 options; Mr. Lyons, 14,138 options; Mr. Watson, 9,425 options; Mr. Schwartz, 9,425 options; and Mr. Seiple, 9,425 options. The remaining options granted to the Named Executive Officers in 1997 were matching options granted pursuant to the share purchase program and do not have matching dividend equivalent units, as described under "--Share Purchase Program."

(2) The amounts shown are based on the Black-Scholes option pricing model. The material assumptions incorporated in the Black-Scholes model in estimating the value of the options include the following: an expected option life of 6.75 years; a risk-free interest rate of 6.35%; an expected dividend yield of 7.36%; and expected volatility of 19.20%. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Common Shares over the exercise price on the date the option is exercised. There can be no assurance that the value realized by an optionee will be at or near the value estimated by using the Black-Scholes model.

(3) The options vest 25% on the second anniversary of the date of grant and an additional 25% on each of the third, fourth and fifth anniversaries of the date of grant.

(4) The amounts shown are based on the Black-Scholes option pricing model. The material assumptions incorporated in the Black- Scholes model in estimating the value of the options include the following: a weighted-average expected option life of 6.75 years; a risk-free interest rate of 5.87%; expected volatility of 22.09%; and no dividend yield. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess market value of the shares over the exercise price on the date the option is exercised. There can be no assurance that the value realized by an optionee will be at or near the value estimated by using the Black- Scholes model.

Aggregated Option Exercises in 1997 and Year-End Option Values

         The following table sets forth certain information concerning exercises of options during 1997 by each of the Named Executive Officers and the year-end value of unexercised options owned by those executive officers.

                                         Common Shares
                      ---------------------------------------------------
                             Securities            Value of Unexercised
                       Underlying Unexercised    in-the-Money Options at
                       Options at Year-End(#)         Year-End($)
                       ----------------------         -----------
    Name              Exercisable Unexercisable Exercisable Unexercisable
    ----              ----------- ------------- ----------- -------------

K. Dane Brooksher.....   --        202,650         --        740,939

Irving F. Lyons III...   --        202,650         --        740,939

Robert J. Watson......   --        122,531         --        448,004

Jeffrey H. Schwartz...   --        122,531         --        448,004

John W. Seiple........   --        103,681         --        379,084




                                   Shares of Security Capital Class A Common Stock
                      ------------------------------------------------------------------------------
                                                        Securities            Value of Unexercised
                        Class A                    Underlying Unexercised    in-the-Money Options at
                         Shares                     Options at Year-End(#)         Year-End($)
                      Acquired on    Value         ----------------------         -----------
    Name              Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
    ----              ------------ ------------ ----------- ------------- ----------- --------------
K. Dane Brooksher.....    --             --          1,684     4,592        1,859,998   3,771,220

Irving F. Lyons III...   2,711        1,657,928        --      1,484           --         544,997

Robert J. Watson......    --              --         1,471     1,627        1,583,987   1,079,030

Jeffrey H. Schwartz...    --              --           841     1,066          529,291     476,980

John W. Seiple........    --              --            --     1,176           --         525,382




Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

         SCI has no employment contracts with any Named Executive Officer and no plans or arrangements by which any such executive officer will be compensated as a result of his resignation or retirement or any other termination of his employment with SCI or in connection with a change in control of SCI, except that in the event a "Change in Control," as such term is defined in either the 1997 Long-Term Incentive Plan or the Outside Trustees Plan, occurs, options to purchase Common Shares granted under either of the loans become immediately exercisable and restrictions on purchased Common Shares lapse.

1997 Long-Term Incentive Plan

General

         In 1997 SCI adopted the 1997 Long-Term Incentive Plan (the "1997 Incentive Plan") which contains the following terms and conditions. The number of Common Shares which may be awarded under the 1997 Incentive Plan may not exceed 9,410,000 Common Shares in the aggregate and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. Common Shares issued under the 1997 Incentive Plan may be authorized and unissued shares, or treasury shares. In the event of certain transactions affecting the type or number of outstanding shares, the number of shares subject to the 1997 Incentive Plan, the number or type of shares subject to outstanding awards and the exercise price thereof will be appropriately adjusted. The 1997 Incentive Plan authorizes the establishment of one or more option programs and share purchase programs and authorizes the award of share grants (any of which may be subject to restrictions). All employees of SCI or any of its affiliates are eligible to participate in the 1997 Incentive Plan. The Compensation Committee administers the 1997 Incentive Plan. Subject to the terms of the 1997 Incentive Plan, the Compensation Committee determines which employees shall be eligible to receive awards under the 1997 Incentive Plan, and the amount, price, timing and other terms and conditions applicable to such awards. Non-employee trustees of SCI are not eligible to participate in the 1997 Incentive Plan.

         Options awarded under the 1997 Incentive Plan may be either incentive share options which are intended to satisfy the requirements of
Section 422 of the Code, or non-qualified share options which are not intended to satisfy Section 422 of the Code. Options become exercisable in accordance with the terms established by the Compensation Committee, which may include conditions relating to completion of a specified period of service or achievement of performance standards or such other criteria as the Compensation Committee deems appropriate. Options expire on the date determined by the Compensation Committee which shall not be later than the earliest to occur of (i) the tenth anniversary of the grant date, (ii) the first anniversary of the participant's termination of employment by reason of death, disability or retirement or (iii) the three month anniversary of the participant's termination of employment for any other reason. Common Shares transferred to a participant pursuant to the exercise of an option may be subject to such additional restrictions or limitations as the Compensation

Committee may determine. The 1997 Incentive Plan provides generally that participants who are awarded options will also receive dividend equivalent units with respect to the options. The dividend equivalent units will be subject to the same vesting schedule as the options and will be payable when the options are exercised, unless the participant elects to defer receipt, or expire. Generally, each participant will be credited with dividend equivalent units at the end of each calendar year in an amount equal to (i) the average dividend yield during such year with respect to a Common Share that is in excess of the S&P 500 average dividend yield for such year, multiplied by (ii) the number of Common Shares underlying the participant's outstanding options that were granted with dividend equivalent units. Each dividend equivalent unit also accumulates additional dividend equivalent units on an annual basis. All dividend equivalent units are paid in the form of Common Shares at the rate of one Common Share per dividend equivalent unit.

         The 1997 Incentive Plan provides that the Compensation Committee may award participants performance stock, the distribution of which is subject to achievement of performance objectives. The number of shares and the performance measures and periods shall be established by the Compensation Committee at the time the award is made, provided that any performance period shall be at least one year.

Non-Qualified Options

         The Compensation Committee may grant non-qualified options to acquire Common Shares. Concurrently with the consummation of the merger of SCI's REIT Manager and SCI Client Services Incorporated (the "Property Manager") with SCI (the "Merger"), the Named Executive Officers and certain other officers of SCI were granted options to purchase Common Shares at a price of $21.21825 per share (the average of the high and low price of Common Shares on September 8, 1997, the date the 1997 Incentive Plan was approved by shareholders). The options will become exercisable 25% on the second anniversary of the date of grant and an additional 25% on each of the third, fourth and fifth anniversaries of the date of grant and expire ten years after the date of grant. The participants have no rights as shareholders with respect to the shares subject to the options until the option is exercised. No income will be recognized by a participant at the time the options or the dividend equivalent units are granted. The exercise of a non-qualified stock option is generally a taxable event that requires the participant to recognize, as ordinary income, the difference between the fair market value of the shares at the time of exercise and the option price. Receipt of a dividend equivalent unit by the participant is generally a taxable event that requires the participant to recognize, as ordinary income, the fair market value of the shares at the time of receipt. SCI ordinarily will be entitled to claim a federal income tax deduction on account of the exercise of a non-qualified option and payment of dividend equivalent units. The amount of the deduction is equal to the ordinary income recognized by a participant. SCI has adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock Based Compensation." Under the provisions of this statement, SCI will continue to account for its share options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

Share Purchase Program

         Concurrently with the consummation of the Merger, SCI permitted the Named Executive Officers and certain other officers and employees to purchase a total of 1,356,834 Common Shares at a price of $21.21875 per share (the average of the high and low price of the Common Shares on September 8, 1997, the date the 1997 Incentive Plan was approved by shareholders) with two matching options for each share purchased. Each matching option has an exercise price equal to $21.21875. No dividend equivalent units were issued with respect to such matching options. The share purchases provide for a one-year restricted period during which the participants may not, while employed, sell the purchased shares. If a participant leaves the employ of SCI prior to the end of the restricted period, SCI has the right to repurchase the shares at the fair market value of such shares at the time the participant's employment is terminated. At the end of the restricted period, the participant will own the shares without further restriction. However, if the participant sells the restricted shares after the end of the restricted period, the participant's matching options may be adversely affected. SCI made loans for up to 95% of the purchase price available to participants. Each loan is fully recourse to the participant and is secured by the purchased shares. Each loan has a 10 year term and an interest rate equal to the lower of SCI's dividend yield or 6%. The loan will become due and payable (i) immediately upon sale of the purchased shares or SCI's termination of the participant's employment for cause, (ii) 90 days following the participant's termination of employment with SCI for any reason other than death, disability, retirement or following a change in control of SCI, (iii) 180 days following SCI's termination of the participant's employment following a change in control or (iv) 365 days following the participant's termination of employment with SCI by reason of death, disability or retirement. See "Item 13. Certain Relationships and Transactions--Loans to Executive Officers."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of Common Shares as of April 10, 1998 by (i) each person known to SCI to have been the beneficial owner of more than five percent of the outstanding Common Shares on such date, (ii) each Trustee of SCI, (iii) each Named Executive Officer and (iv) all Trustees and executive officers of SCI as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly and the indicated person or entity has sole voting and dispositive power. The following table assumes that, for the purpose of calculating the number and percent of Common Shares beneficially owned by a person, (i) all Series B Cumulative Convertible Redeemable Preferred
Shares of Beneficial Interest, par value $.01 per share, of SCI ("Series B Preferred Shares") and limited partnership interests in SCI Limited Partnership--I, SCI Limited Partnership--II, SCI Limited Partnership--III and SCI Limited Partnership--IV owned by such person (but not any other such securities) have been converted into or exchanged for Common Shares and (ii) all options held by that person which are exercisable within 60 days have been exercised, but that no options or convertible securities held by other persons have been exercised or converted or exchanged. Fractional Common Shares have been rounded to the nearest whole Common Share in the table below and elsewhere in this document.

                                                               Number of               Percent
                                                             Common Shares               of
                                                             Beneficially              Common
Name and Address of Beneficial Owner                             Owned                 Shares
-----------------------------------------------------    ------------------          ----------
Security Capital Group Incorporated..................    49,903,814 (1)               41.1%
  125 Lincoln Avenue
 Santa Fe, New Mexico 87501

Scudder Kemper Investments, Inc......................     7,749,590 (2)
 Two International Place                                                               6.4%
 Boston, Massachusetts 02110-4103

K. Dane Brooksher....................................       125,294 (3)                 *
  14100 East 35th Place
 Aurora, Colorado 80011

Stephen L. Feinberg..................................       158,577 (4)(5)              *
  4855 North Mesa, Suite 120
 El Paso, Texas 79912

Donald P. Jacobs.....................................         6,197 (4)                 *
  J.L. Kellogg Graduate School of Management
 Northwestern University
 2001 Sheridan Road
 Evanston, Illinois 60208-2003

Irving F. Lyons, III.................................       359,216 (6)                 *
  47775 Fremont Boulevard
 Fremont, California 94538






                                                               Number of               Percent
                                                             Common Shares               of
                                                             Beneficially              Common
Name and Address of Beneficial Owner                             Owned                 Shares
-----------------------------------------------------      -----------------          ---------
William G. Myers                                               163,154 (4)(7)             *
  1114 State Street, Suite 232
 Santa Barbara, California 93101

John E. Robson.......................................           25,643 (4)(8)             *
  555 California Street, Suite 2600
 San Francisco, California 94101

Jeffrey H. Schwartz..................................          185,917 (9)                *
  14100 East 35th Place
 Aurora, Colorado 80011

John W. Seiple.......................................           50,798 (10)               *
  14100 East 35th Place
 Aurora, Colorado 80011

Robert J. Watson.....................................           65,393 (11)               *
  14100 East 35th Place
 Aurora, Colorado 80011

Thomas G. Wattles....................................           26,253 (12)               *
  125 Lincoln Avenue
 Santa Fe, New Mexico 87501

All Trustees and Executive Officers as a Group (18 persons)  1,395,235                    *

------------
*        Less than 1%

(1) These Common Shares are owned of record by SC Realty Incorporated, a wholly owned subsidiary of Security Capital and are pledged to secure Security Capital's $700 million revolving line of credit facility with a syndicate of banks. As of April 22, 1998, there were $351 million of borrowings outstanding under the line of credit. The line of credit is also secured by securities owned by Security Capital of Security Capital Pacific Trust, a publicly traded real estate investment trust ("REIT"), Security Capital Atlantic Incorporated, a publicly traded REIT, Homestead Village Incorporated, a publicly traded extended-stay lodging company, and Security Capital U.S. Realty, a publicly traded entity based in Luxembourg which invests in real estate operating companies in the United States. Security Capital estimates that the aggregate market value of the pledged securities exceeded $3.6 billion as of April 22, 1998. Security Capital was in compliance with all covenants under the line of credit at December 31, 1997.

(2) Information with respect to beneficial ownership of Scudder Kemper Investments, Inc. is included herein in reliance on a Schedule 13G dated February 12, 1998 filed with the Securities and Exchange Commission. The Schedule 13G indicates that Scudder Kemper Investments, Inc. has sole power to vote or direct the vote of 1,845,715 Common Shares, shared power to vote or direct the vote of 5,559,086 Common Shares and sole power to dispose or direct the disposition of 7,749,590 Common Shares. Scudder Kemper Investments, Inc. disclaims beneficial ownership of these Common Shares.


(3)      Includes 740 Common Shares held by Mr. Brooksher's wife.

(4) Includes for Messrs. Feinberg, Jacobs, Myers and Robson beneficial ownership of 8,000, 4,000, 6,000 and 8,000 Common Shares, respectively, that are issuable upon exercise of options granted under the Outside Trustees Plan. See "Item 11. Executive
         Compensation--Trustee Compensation."

(5) 50,000 of these Common Shares and 11,000 Series B Preferred Shares convertible into an aggregate of 14,102 Common Shares are owned by Dorsar Partners, L.P.; as a result of his position with this entity, Mr. Feinberg may be deemed to share voting and dispositive power with respect to Common Shares owned by this entity. 6,000 of these Common Shares are owned by a trust for the benefit of Mr. Feinberg, and an additional 6,000 of these Common Shares are owned by a trust for the benefit of a relative of which Mr.
         Feinberg is a trustee.

(6) 7,624 of these Common Shares are owned by trusts for the benefit of Mr. Lyons and other family members of which Mr. Lyons is a trustee and 269 of these Common Shares are owned by Mr. Lyons' daughter. 256,530 of these Common Shares are issuable upon exchange of units in SCI Limited Partnership--I. Mr. Lyons is a partner of certain limited partners of such partnership. By virtue of such position, Mr. Lyons may be deemed to beneficially own these Common Shares.

(7) 34,814 of these Common Shares are owned by an entity with which Mr. Myers may be deemed to share voting and dispositive power with respect to Common Shares as a result of his position with this entity. 118,181 of these Common Shares are owned by Mr. Myers' Profit Sharing Plan.

(8) 13,939 of these Common Shares are owned by Mr. Robson's IRA and 3,260 of these Common Shares are owned by the John and Margaret Robson Living Trust. Mrs. Robson owns 444 of these Common Shares.

(9) 128,264 of these Common Shares are issuable upon exchange of units in a partnership owned by Mr. Schwartz.

(10) Mr. Seiple's shareholdings include 772 Common Shares owned by his children.

(11) Includes 866 Common Shares held in trust accounts for Mr. Watson's children and 1,150 Common Shares held by the estate of Mr. Watson's late father.

(12) 7,424 of these Common Shares are held by Mr. Wattles' IRA, 2,093 of these Common Shares are held by Mr. Wattles' children and 5 Common Shares are held by Mr. Wattles' wife.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Merger with SCI's REIT Manager and Property Manager

         In January 1997, Security Capital made a proposal to the Board that Security Capital exchange the REIT Manager and SCI Client
Services Incorporated (the "Property Manager") for Common Shares, with the result that SCI would become an internally managed REIT. On March 24, 1997, Security Capital and SCI entered into a Merger and Issuance Agreement, as amended (the "Merger Agreement"), which was approved by the shareholders of SCI on September 8, 1997, pursuant to which Security Capital caused the REIT Manager and the Property Manager to be merged into a newly formed subsidiary of SCI (the "Merger"). The employees of the REIT Manager and the Property Manager became employees of SCI as a result of the Merger. In exchange for the transfer of those businesses, SCI issued to Security Capital 3,692,023 Common Shares. The number of Common Shares issued to Security Capital was based on the average closing price of the Common Shares over the five-day period prior to the record date for determining SCI's sharesholders entitled to vote at the meeting in connection with the Merger, subject to a maximum and minimum number of Common Shares. The average closing price of the Common Shares over the five-day period prior to the record date was $22.175 per Common Share.

         In order to allow SCI's shareholders to maintain their relative ownership in SCI, SCI conducted a rights offering entitling its shareholders (other than Security Capital) to purchase up to approximately $104.4 million of additional Common Shares. 4,970,352 Common Shares were purchased by shareholders of SCI pursuant to this rights offering. In addition, as part of the Merger transaction, and in order to permit holders of Common Shares to benefit from the Merger transaction on the same terms as equity holders in Security Capital, on September
16, 1997 Security Capital issued warrants (the "Warrant Issuance") to purchase 3,608,202 shares of Security Capital's Class B Common Stock to SCI's shareholders other than Security Capital. The Warrant Issuance was made by Security Capital in order to induce holders of Common Shares to vote in favor of the Merger, to broaden Security Capital's sharesholder base, to enable Security Capital to raise additional equity capital at a relatively low cost through exercises of warrants and to enable Security Capital to raise additional equity capital in the long run by preserving and enhancing its goodwill with the shareholders of SCI. The number of shares of Class B Common Stock subject to the warrants was based on the closing price of the Class B Common Stock on September 18, 1997, the date the warrants were issued to the agent for the Warrant Issuance for subsequent distribution to holders of Common Shares, other than Security Capital. The warrants will expire on September
18, 1998 and contain customary provisions to protect shareholders from dilution in certain events, including certain distributions and sales of shares of Class B Common Stock at less than market price.

Amended and Restated Investor Agreement

         SCI and Security Capital are parties to an Amended and Restated Investor Agreement, dated as of November 18, 1993 and amended and restated as of September 9, 1997 (the "Investor Agreement"). Pursuant to the Investor Agreement, Security Capital has the right, so long as it owns between 10% and 25% of the Common Shares, to nominate one person to the Board. So long as Security Capital owns 25% or more of the Common Shares, Security Capital will be entitled to nominate a proportionate number of persons to the Board subject to a maximum of three nominees if the size of the Board does not increase above the current size. In addition, SCI is required to consult with Security Capital's nominees to the Board prior to taking any action with respect to the following: (i) finalization of the annual budget and substantial deviations therefrom;
(ii) the acquisition or sale of assets in a single transaction where the price exceeds $25 million; (iii) any contract for investment, property management or leasing services and (iv) any service contract providing for payments in excess of $1.0 million. SCI has no obligation to follow the advice of Security Capital with respect to the foregoing matters.

         Under the Investor Agreement, Security Capital also has the right of prior approval with respect to the following matters: (i) the issuance of equity securities or securities convertible into equity securities (other than issuances in connection with option, dividend reinvestment and similar plans) for less than the fair market value of such securities; (ii) the issuance of any preferred shares which would result in the Fixed Charge Coverage Ratio (as defined therein) being less than 1.4 to 1.0; (iii) adopting any employee benefit plans under which Common Shares may be issued; (iv) the compensation of senior officers of SCI; (v) incurring additional indebtedness which would result in the Interest Expense Coverage Ratio (as defined therein) being less than 2.0 to 1.0. Finally, Security Capital has the right to call a special meeting of shareholders to consider a Security Capital proposed slate of nominee Trustees in the event that any of its approval rights are held to be unenforceable by a court.

         Security Capital is permitted to make job opportunities with its affiliates, including Security Capital Atlantic Incorporated and Security Capital Pacific Trust, available to the officers and employees of SCI; provided that Security Capital gives the Board two weeks' notice prior to making an opportunity available to a senior officer of SCI.

Administrative Services Agreement; Protection of Business Agreement

         In connection with the terms of the Merger Agreement, SCI entered into an administrative services agreement dated as of September 9, 1997 with a subsidiary of Security Capital. Under this agreement, Security
Capital will provide SCI with certain administrative services requested by SCI. SCI will not be required to purchase any services. The fees payable to Security Capital will be equal to Security Capital's cost of providing such services plus an overhead factor of 20%. For the initial term of the agreement (through December 31, 1998), the fees payable to Security Capital will not exceed approximately $7.1 million, but may be less than such amount. For the period September 9, 1997 to December 31, 1997,
SCI paid $1.1 million in fees to Security Capital.

         In addition, pursuant to a protection of business agreement dated as of September 9, 1997 entered into with Security Capital in connection with the Merger Agreement, Security Capital agreed that, for a three-year term, neither it nor any affiliate will provide substantially the same advice and services as those having been provided by the REIT Manager and the Property Manager to any person within the United States owning or operating real property that is or is planned to be used primarily for distribution and light manufacturing properties.

Loans to Executive Officers

         On October 3, 1995, Security Capital entered into an unsecured, full recourse promissory note with K. Dane Brooksher, Co-Chairman and Chief Operating Officer of SCI. Under the terms of the promissory note, Security Capital lent Mr. Brooksher $249,997, which amount is due on the earlier of January 4, 2005 or 120 days after Mr. Brooksher is no longer an officer of SCI. Interest on the unpaid balance accrues at a floating rate per annum equal to the lowest rate charged by Morgan Guaranty Trust Company of New York to its most creditworthy corporate customers for unsecured loans having a maturity of ninety days or less, in effect from time to time, plus .25%, and is payable semi-annually on each July 4 and January 4. The proceeds of the promissory note were used by Mr. Brooksher to purchase Common Shares.

         On April 1, 1997, Security Capital entered into a secured promissory note and related pledge agreement with Thomas G. Wattles, a Trustee of SCI. Under the terms of the secured promissory note, Security Capital lent Mr. Wattles $411,000, which amount may be increased by Mr. Wattles up to $536,000. The principal amount of the note is due on the earlier of January 15, 2000 or 120 days after Mr. Wattles is no longer an officer of Security Capital or an affiliate thereof. Interest on the unpaid balance accrues at six percent per year and is payable annually on January 15 each year the secured promissory note is outstanding. The proceeds of the secured promissory note were used by Mr. Wattles to repay principal and interest on earlier notes issued by Mr. Wattles to Security Capital between January 1991 and October 1995, aggregating approximately $362,000, for repayment of other obligations and for the payment of taxes. The secured promissory note is secured by Class A Shares of Security Capital and Common Shares owned by Mr. Wattles. The secured promissory note is also secured by a life insurance policy on Mr. Wattles in the amount of $536,000 which policy has been assigned to Security Capital. Mr. Wattles has also agreed that if he exercises any options for Security Capital securities prior to repayment of the secured promissory note, any securities obtained upon exercise of such options shall become subject to the pledge agreement and the net proceeds (after payment of minimum withholding taxes) of any securities obtained upon exercise of such options and disposed of by Mr. Wattles shall be immediately applied to the outstanding and unpaid interest and principal on the secured promissory note.

         SCI made loans to the Named Executive Officers as follows during 1997 for the purchase price of Common Shares pursuant to the share purchase program: Mr. Brooksher, $1,899,995; Mr. Lyons, $1,899,995; Mr. Watson, $1,139,984; Mr. Schwartz, $1,139,984; and Mr. Seiple, $949,997. Each
loan is fully recourse to the executive officer and is secured by the purchased Common Shares. The loans bear interest at 6.0% per annum and have a ten-year term. The loans will become due and payable (i) immediately upon the sale of the purchased Common Shares or SCI's termination of the executive officer's employment for cause, (ii) 180 days after SCI's termination of the executive officer's employment following a change in control, (iii) 365 days after termination of the executive officer's employment by reason of death, disability or retirement or (iv) 90 days after termination of the executive officer's employment for any other reason.

Placement Agent Fees

        On December 22, 1997, SCI raised net proceeds of $200 million from a direct placement of 8,416,667 Common Shares of which Security Capital purchased 3,125,067 shares. SCI paid Security Capital Markets Group Incorporated, an affiliate of Security Capital, a $2.0 million fee for their services in connection with the offering.

Partnership Affiliations

        As part of its acquisition program of industrial properties, SCI has consummated four transactions pursuant to which it contributed cash, and third-party partnerships contributed a portfolio of properties, to SCI Limited Partnership--I, SCI Limited Partnership--II, SCI Limited Partnership--III and SCI Limited Partnership--IV. Irving F. Lyons, III, a Managing Director and director of the REIT Manager and Managing Director and Trustee of SCI, is a partner in SCI Limited Partnership--I. Mr. Lyons also owns minority interests in a substantial amount of undeveloped industrial land near SCI's industrial parks in the San Francisco Bay Area.

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

Other Transactions With Affiliates

         Prior to the consummation of the Merger on September 9, 1997, SCI paid REIT management fees to the REIT Manager in an amount equal to $17.8 million and property management fees to the Property Manager in an amount equal to $3.9 million for the period from January 1, 1997 to September 8, 1997.

         On April 24, 1997, SCI Logistics Services Incorporated,
("SCI Logistics"), an entity in which SCI owns a majority of the economic interest, acquired the refrigerated warehouse and distribution operations of Christian Salvesen, Inc. and related companies located in the United States and Canada for $122.4 million. The acquired companies were subsequently transferred to a new entity, CS Integrated LLC ("CSI"), which is 77.1% owned by SCI Logistics and 22.9% owned by an affiliate of Hunt Financial Corporation. SCI Logistics paid approximately $73.4 million for its interest in CSI and the affiliate of Hunt Financial Corporation paid approximately $49.0 million for its interest in CSI, with approximately 80% being funded through debt and 20% being funded through equity capital by each entity. Under the terms of its agreement with Hunt Financial Corporation's affiliate, SCI Logistics has the option to increase its ownership interest in CSI to 80% as that entity invests additional equity capital. Hunt Financial Corporation is a wholly owned subsidiary of Hunt Consolidated, Inc., which is part of the Hunt family interests headed by Ray L. Hunt, who is a Director of Security Capital.

         SCI leases space to related parties on market terms no less favorable to SCI than those that could be obtained with unaffiliated third parties. These transactions are summarized as follows:


                                                    Security
                                                    Capital                 REIT             Property
                                                     Group                Manager(1)        Manager (1)            Total
                                               ------------------      --------------      --------------       -------------
Rental revenue during the year ended
December 31, 1997............................      $833,150              $145,244            $550,092            $1,528,486

Square feet leased as of December 31,
1997.........................................       122,856                25,007              97,077               244,940

Annualized revenue for leases in effect at
December 31, 1997............................      $870,324                 N/A                 N/A                $870,324


--------------------
(1) For the REIT Manager and the Property Manager, amounts included for the year ended December 31, 1997 are for the period January 1, 1997 through September 8, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and pursuant to the authorization granted by that certain Power of Attorney filed by the registrant with its Form 10-K for the fiscal period ended December 31, 1997, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SECURITY CAPITAL INDUSTRIAL TRUST


                            By:      /s/ Jeffrey A. Klopf
                            Its: Secretary