Form 10-Q
period 1998-03-31
SECURITY CAPITAL INDUSTRIAL TRUST
filed 1998-05-15
CIK 899881

================================================================================

                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
                                _______________

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998


         [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number 01-12846

                       SECURITY CAPITAL INDUSTRIAL TRUST
             (Exact name of registrant as specified in its charter)

               Maryland                             74-2604728
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

 14100 East 35th Place, Aurora, Colorado               80011
 (Address or principal executive offices)           (Zip Code)

                                 (303) 375-9292
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days.  Yes   X    No
                                   ---       ---

     The number of shares outstanding of the Registrant's common stock as of May 7, 1998 was:

     Common Shares of Beneficial Interest, $.01 par value 122,907,744 shares

================================================================================

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                     INDEX

                                                                         Page
                                                                       Number(s)
                                                                       ---------
PART I.  Financial Information

   Item 1.  Consolidated Financial Statements:
            Consolidated Balance Sheets--March 31, 1998 and December
             31, 1997.................................................     3

            Consolidated Statements of Income and Comprehensive
             Income--Three months ended March 31, 1998 and 1997.......     4

            Consolidated Statements of Cash Flows--Three months ended
             March 31, 1998 and 1997..................................     5

            Notes to Consolidated Financial Statements................    6-10

            Report of Independent Public Accountants..................     11


   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................   12-18


Part II.  Other Information

   Item 5.  Other Information.........................................     19

   Item 6.  Exhibits and Reports on Form 8-K..........................     19

                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                     (In thousands, except per share data)

                                                       March 31,   December 31,
                                                          1998        1997
                     ASSETS                           (Unaudited)   (Audited)
                     ------                           -----------  ------------
Real Estate.........................................   $3,109,808   $3,006,236
  Less accumulated depreciation.....................      190,358      171,525
                                                       ----------   ----------
                                                        2,919,450    2,834,711
Investments in and Advances to Unconsolidated
 Subsidiaries.......................................      294,867       86,139
Cash and Cash Equivalents...........................       48,117       25,009
Accounts Receivable.................................        6,709       12,554
Other Assets........................................       78,814       75,540
                                                       ----------   ----------
          Total assets..............................   $3,347,957   $3,033,953
                                                       ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Line of credit....................................   $  253,200   $       --
  Long-term debt....................................      724,076      724,052
  Mortgage notes payable............................       83,446       87,937
  Securitized debt..................................       32,959       33,197
  Assessment bonds payable..........................       11,871       11,894
  Accounts payable and accrued expenses.............       43,915       62,850
  Construction payable..............................       22,045       27,221
  Net amount due to a related party.................          973        1,138
  Distributions payable.............................           --       33,449
  Other liabilities.................................       22,476       22,174
                                                       ----------   ----------
          Total liabilities.........................    1,194,961    1,003,912
                                                       ----------   ----------

Commitments and Contingencies
Minority Interest...................................       52,500       53,304
Shareholders' Equity:
  Series A Preferred Shares, $0.01 par value;
   5,400,000 shares issued and outstanding at March
   31, 1998 and December 31, 1997; stated
   liquidation preference of $25 per share..........      135,000      135,000
  Series B Convertible Preferred Shares, $0.01 par
   value; 7,981,700 shares issued and outstanding
   at March 31, 1998 and 8,000,300 shares at
   December 31, 1997; stated liquidation preference
   of $25 per share.................................      199,543      200,008
  Series C Preferred Shares, $0.01 par value;
   2,000,000 shares issued and outstanding at March
   31, 1998 and December 31, 1997; stated
   liquidation preference of $50 per share..........      100,000      100,000
  Common shares of beneficial interest, $0.01 par
   value; 121,376,577 shares issued and outstanding
   at March 31, 1998 and 117,364,148 shares at
   December 31, 1997................................        1,214        1,174
  Additional paid-in capital........................    1,869,137    1,773,465
  Employee share purchase notes.....................      (26,470)     (27,186)
  Accumulated other comprehensive income............           (7)         (63)
  Distributions in excess of net earnings...........     (177,921)    (205,661)
                                                       ----------   ----------
          Total shareholders' equity................    2,100,496    1,976,737
                                                       ----------   ----------
          Total liabilities and shareholders'
           equity...................................   $3,347,957   $3,033,953
                                                       ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                  (Unaudited)
                     (In thousands, except per share data)

                                                                           Three Months Ended
                                                                               March 31,
                                                                           ------------------
                                                                             1998      1997
                                                                           --------  --------
Income:
 Rental income...........................................................  $ 78,565  $ 67,386
 Other real estate income................................................     5,257     1,121
 Income from unconsolidated subsidiaries.................................     4,238        --
 Foreign exchange gain...................................................     1,610        --
 Interest income.........................................................       625       724
                                                                           --------  --------
   Total income..........................................................    90,295    69,231
                                                                           --------  --------

Expenses:
 Rental expenses, net of recoveries of $14,384 and $9,859
  for the three month periods in 1998 and 1997, respectively.............     5,938     4,920
 Property management fees paid to a related party, net of recoveries of
  $1,783 in 1997.........................................................        --       908
 General and administrative..............................................     4,440       307
 Administrative services fee paid to a related party.....................       731        --
 REIT management fee paid to a related party.............................        --     6,606
 Depreciation and amortization...........................................    23,180    18,048
 Interest expense........................................................    19,645    11,375
 Other expense...........................................................       903       611
                                                                           --------  --------
   Total expenses........................................................    54,837    42,775
                                                                           --------  --------

Net Earnings Before Minority Interest and Gain on Disposition
 of Real Estate..........................................................    35,458    26,456
Minority interest share in net earnings..................................       979       895
                                                                           --------  --------
Net Earnings Before Gain on Disposition of Real Estate...................    34,479    25,561
Gain on disposition of real estate.......................................     2,066        --
                                                                           --------  --------
Net Earnings.............................................................    36,545    25,561
Less preferred share dividends...........................................     8,799     8,829
                                                                           --------  --------
Net Earnings Attributable to Common Shares...............................    27,746    16,732
Other Comprehensive Income:
 Foreign currency translation adjustments................................        56        --
                                                                           --------  --------
 Comprehensive Income....................................................  $ 27,802  $ 16,732
                                                                           ========  ========

Weighted Average Common Shares Outstanding (basic).......................   118,003    96,009
                                                                           ========  ========
Weighted Average Common Shares Outstanding (diluted).....................   123,564   101,213
                                                                           ========  ========
Per Share Net Earnings Attributable to Common Shares:
 Basic...................................................................  $   0.24  $   0.17
                                                                           ========  ========
 Diluted.................................................................  $   0.23  $   0.17
                                                                           ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                 4

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                  ----------------------
                                                                                                    1998        1997
                                                                                                  ---------   ----------
Operating Activities:
  Net earnings.........................................................................           $  36,545   $  25,561
  Minority interest....................................................................                 979         895
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.....................................................              23,180      18,048
     Gain on disposition of real estate................................................              (2,066)         --
     Rent leveling.....................................................................                (680)     (1,233)
     Equity in earnings of unconsolidated subsidiaries.................................               2,521          --
     Foreign exchange loss on remeasurement............................................                 444          --
     Amortization of deferred financing costs..........................................                 441         669
  Decrease/(increase) in accounts receivable and other assets..........................                 870      (5,335)
  Decrease in accounts payable and accrued expenses....................................             (18,935)     (3,105)
  Increase/(decrease) in other liabilities.............................................                 302        (189)
  Decrease in net amount due to a related party........................................                (165)         --
                                                                                                  ---------   ---------

          Net cash provided by operating activities....................................              43,436      35,311
                                                                                                  ---------   ---------

Investing Activities:
  Real estate investments..............................................................            (140,339)   (105,024)
  Investments in and advances to unconsolidated subsidiaries...........................            (211,249)         --
  Tenant improvements and lease commissions............................................              (3,205)     (2,542)
  Recurring capital expenditures.......................................................                (892)       (834)
  Proceeds from disposition of real estate.............................................              35,010      19,440
                                                                                                  ---------   ---------
          Net cash used in investing activities........................................            (320,675)    (88,960)
                                                                                                  ---------   ---------

Financing Activities:
  Proceeds from sale of common shares, net of expenses.................................              95,733      80,450
  Proceeds from dividend reinvestment and share purchase plan..........................                  99         108
  Proceeds from long-term debt offering................................................                  --     100,000
  Debt issuance costs..................................................................                 (13)     (1,168)
  Proceeds from interest rate contracts................................................                  --       1,658
  Distributions paid to common shareholders............................................             (33,455)    (25,159)
  Distributions paid to minority interest holders......................................              (1,496)     (1,423)
  Preferred share dividends............................................................              (8,799)     (8,829)
  Repurchase of common shares..........................................................                (170)         --
  Proceeds from line of credit and bridge loan.........................................             599,000      27,000
  Payments on line of credit and bridge loan...........................................            (345,800)    (65,600)
  Regularly scheduled principal payments on mortgage notes payable.....................                (852)       (780)
  Balloon principal payments made upon maturity........................................              (3,900)     (7,501)
                                                                                                  ---------   ---------
          Net cash provided by financing activities....................................             300,347      98,756
                                                                                                  ---------   ---------

Net Increase in Cash and Cash Equivalents..............................................              23,108      45,107
Cash and Cash Equivalents, beginning of period.........................................              25,009       4,770
                                                                                                  ---------   ---------
Cash and Cash Equivalents, end of period...............................................           $  48,117   $  49,877
                                                                                                  =========   =========

Supplemental Schedule of Noncash Investing and Financing Activities:
  Issuance of common shares in conjunction with real estate acquired...................           $      --   $   1,000
  Cumulative adjustment for translation of foreign currency, net.......................           $       7   $      --
  Conversion of partnership units into common shares...................................           $     302   $      --

              The accompanying notes are an integral part of these consolidated financial statements.


                       SECURITY CAPITAL INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                  (Unaudited)



1.  General:

     The consolidated financial statements of Security Capital Industrial Trust ("SCI") as of March 31, 1998 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The consolidated financial statements for 1997 have been restated to conform to the 1998 presentation. While management of SCI believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with SCI's December 31, 1997 audited consolidated financial statements contained in Form 10K.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of SCI's consolidated financial position and results of operations for the interim periods. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.

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

2.  Recent Accounting Pronouncements:

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income. SCI adopted this statement on January 1, 1998. The application of this standard did not have a significant impact on the financial position and results of operations on financial statement disclosures of SCI. Other comprehensive income in the accompanying financial statements represents unrealized gain on foreign currency translation adjustments.

     Effective December 15, 1997, SCI adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes APB Opinion No. 15 and requires restatement of prior years' earnings per share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in earnings (Note 8).

     The Financial Accounting Standards Board has also released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure". SCI already complied with the requirements of the statement which is effective for periods ending after December 15, 1997.

                       SECURITY CAPITAL INDUSTRIAL TRUST

3.  Real Estate:

     The following summarizes real estate investments as of March 31, 1998 and December 31, 1997 (in thousands):

                                            March 31,   December 31,
                                              1998          1997
                                           (Unaudited)    (Audited)
                                           -----------  ------------

       Land held for development.........  $  142,023     $  159,645
       Land under development............      66,414         65,773
       Improved land.....................     436,736        420,019
       Buildings and improvements........   2,304,974      2,233,585
       Construction in progress..........     105,472        114,495
       Capitalized preacquisition costs..      54,189         12,719
                                           ----------     ----------
            Total real estate............   3,109,808      3,006,236
       Less accumulated depreciation.....     190,358        171,525
                                           ----------     ----------

            Net real estate..............  $2,919,450     $2,834,711
                                           ==========     ==========

     Capitalized preacquisition costs include $27.8 million and $3.6 million of funds on deposit with title companies as of March 31, 1998 and December 31, 1997, respectively, for property acquisitions. In addition to the March 31, 1998, construction payable accrual of $22.0 million, SCI has unfunded commitments on its contracts for developments under construction totaling $193.9 million.

     SCI Development Services Incorporated ("SCI Development Services") develops corporate distribution facilities to meet customer requirements or works on a fee basis for customers whose space needs do not meet SCI's investment criteria for long-term ownership or who want to own their own facilities. Through its 100% preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. Further, SCI advances mortgage loans to SCI Development Services to fund acquisition, development and construction ("AD&C") activity. In accordance with accounting guidance for AD&C lending, SCI accounts for these loans as real estate investments, effectively consolidating the activities of SCI Development Services. As of March 31, 1998, the outstanding balances of development and mortgage loans made by SCI to SCI Development Services for the purchase of distribution facilities and land for distribution facility development aggregated $179.1 million. SCI Development Services pays federal and state taxes at the applicable corporate rate. Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from corporate distribution facilities services generated to a large extent by SCI Development Services.

4.  Investments in and Advances to Unconsolidated Subsidiaries:

     As of March 31, 1998, SCI Development Services had invested $1.0 million in a 16.67% common stock ownership interest in Insight, Inc., a privately owned logistics optimization consulting company and is committed to invest an additional $1.5 million over the next two years to increase its ownership to 33%. SCI Development Services has accounted for this investment on the cost method.

                       SECURITY CAPITAL INDUSTRIAL TRUST

4. Investments in and Advances to Unconsolidated Subsidiaries: (Continued)

     On April 24, 1997, SCI Logistics Services Incorporated ("SCI Logistics") acquired a 60% interest in a refrigerated warehousing company, renamed CS Integrated LLC ("CSI"). During the third and fourth quarters of 1997, SCI Logistics contributed additional capital to CSI which increased its ownership to 77.1%. As of March 31, 1998, CSI owned refrigerated warehousing totaling 78.6 million cubic feet. SCI owns 100% of the non-voting preferred stock of SCI Logistics. An unrelated third party owns 100% of the common stock of SCI Logistics. Through its 100% preferred stock ownership, SCI will realize substantially all economic benefits of SCI Logistics, which is accounted for on the equity method.

     On January 16, 1998, Frigoscandia SA, an unconsolidated subsidiary of SCI based in Luxembourg, through a 100% ownership interest in Frigoscandia Holding AB, acquired Frigoscandia AB for $395 million. Through its 100% non-voting preferred stock ownership, SCI will realize substantially all economic benefits of Frigoscandia AB, which is accounted for on the equity method. A subsidiary of Security Capital Group Incorporated, SCI's largest shareholder, owns 100% of the common stock of Frigoscandia SA. At March 31, 1998, Frigoscandia AB had 179.1 million cubic feet of refrigerated warehouse space in operation and an additional 4.3 million cubic feet under development.

     As of March 31, 1998, Investments in and Advances to Unconsolidated Subsidiaries consists of the following items (in thousands):


       Investment in Insight, Inc........................  $  1,000
       Investment in preferred stock of SCI Logistics....     5,902
       Note receivable from SCI Logistics................    78,424
       Investment in preferred stock of Frigoscandia SA..    (2,381)
       Note receivable from Frigoscandia Holding AB......   176,569
       Mortgage receivable from Frigoscandia Limited UK..    30,000
       Accrued interest and other receivables............     5,353
                                                           --------

            Total........................................  $294,867
                                                           ========

     The note receivable from SCI Logistics is an unsecured loan, which bears interest at 10% per annum, payable on April 24 of each year, commencing April 24, 1998, and matures on April 24, 2002. The note receivable from Frigoscandia Holding AB bears interest at 8% and is due on demand. The mortgage receivable accrues interest at 7% per annum and matures on March 20, 2018.

5. Borrowings:

    Line of Credit

     SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A., ("NationsBank") (as agent for a bank group). As of March 31, 1998, SCI is in compliance with all covenants contained in the line of credit, and as of March 31, 1998, there were $240.0 million of borrowings outstanding on the line of credit.

     On October 1, 1997, SCI extended its $25.0 million short-term unsecured discretionary line of credit with NationsBank through October 1, 1998. The rate of interest and the maturity date of each advance will be determined by agreement between SCI and NationsBank at the time of each advance. There were $13.2 of borrowings outstanding on this credit facility at March 31, 1998.

                       SECURITY CAPITAL INDUSTRIAL TRUST

5. Borrowings: (Continued)

     Mortgage Notes Payable, Assessment Bonds Payable and Securitized Debt

     Mortgage notes payable of $83.4 million were secured by real estate with an aggregate undepreciated cost of $164.7 million at March 31, 1998. Assessment bonds payable of $11.9 million were secured by real estate with an aggregate undepreciated cost of $224.9 million at March 31, 1998. Securitized debt of $33.0 million was collateralized by real estate with an aggregate undepreciated cost of $66.6 million at March 31, 1998.

     Approximate principal payments due on long-term debt, mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five-year period ending December 31, 2003, and thereafter are as follows (in thousands):


       Remainder of 1998......................................  $ 19,314
       1999...................................................    26,480
       2000...................................................    38,887
       2001...................................................    41,175
       2002...................................................    45,148
       2003...................................................    55,824
       2004 and thereafter....................................   626,448
                                                                --------
       Total principal due....................................   853,276
       Less: original issue discount..........................      (924)
                                                                --------

            Total carrying value..............................  $852,352
                                                                ========

     For the three month periods ended March 31, 1998 and 1997, interest expense on all borrowings was $19.6 million and $11.4 million, respectively, which was net of capitalized interest of $4.3 million and $4.6 million, respectively. The total interest paid in cash was $21.2 million and $12.3 million for the three-month periods ended March 31, 1998 and 1997, respectively.

6.  Minority Interest:

     Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI (Red Mountain Joint Venture, SCI Limited Partnership-I, SCI Limited Partnership-II, SCI Limited Partnership-III, and SCI Limited Partnership-IV). As of March 31, 1998, a total of 5,069,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships. Limited partners are entitled to exchange each partnership unit for one common share of beneficial interest in SCI and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of common shares. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of these partnerships are included in SCI's consolidated financial statements and the third party investors' interests in the partnerships are reflected as minority interest.

     In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI, made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership (Partnership-IV), in exchange for a 96.36% general partnership interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totaling 3.64% in Partnership-IV. SCI has contributed additional funds to the partnership in 1996 through 1998 in conjunction with tax deferred exchanges of real estate which increased SCI's interest from 96.36% to 97.46%. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners.

                       SECURITY CAPITAL INDUSTRIAL TRUST

     Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by Partnership-IV consist primarily of income producing, improved real property primarily located in Florida, Ohio and Oklahoma. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from SCI IV, Inc. at March 31, 1998. Partnership-IV had $964,000 of borrowings from SCI IV, Inc. at March 31, 1998. SCI IV, Inc. had $964,000 of borrowings from SCI and its affiliates at March 31, 1998.

     For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements and the third party investors' interests in Partnership-IV are reflected as minority interest. At March 31, 1998, there were 68,612 limited partnership units outstanding in Partnership-IV.

7.   Shareholders' Equity:

     On March 18, 1998, SCI completed a public offering 4,000,000 common shares. Net proceeds to SCI after underwriting discounts and offering costs were $95.8 million.

     On March 31, 1998, SCI paid a quarterly dividend of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative convertible Series B preferred share ("Series B Preferred Share") and $1.0675 per cumulative redeemable Series C preferred share to preferred shareholders of record on March 16, 1998.

8.   Earnings Per Share:

     Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share under SFAS No. 128 for the periods indicated (in thousands, except per share amounts):

                                                                  Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                  1998          1997
                                                                --------      --------
Net earnings attributable to common shares....................  $ 27,746      $ 16,732
Add:  Minority interest.......................................       979           895
                                                                --------      --------

Adjusted net earnings attributable to common shares...........  $ 28,725      $ 17,627
                                                                ========      ========

Weighted average common shares outstanding (Basic)............   118,003        96,009
Incremental options and warrants..............................       490            10
Weighted average effect of conversion of partnership
  units into common shares....................................     5,071         5,194
                                                                --------      --------

Adjusted weighted average common shares outstanding
  (Diluted)...................................................   123,564       101,213
                                                                ========      ========

Per share net earnings attributable to common shares:
  Basic.......................................................  $   0.24      $   0.17
                                                                ========      ========

  Diluted (a).................................................  $   0.23      $   0.17
                                                                ========      ========

(a) For the three month periods ended March 31, 1998 and 1997, there were 10,243 and 10,320 weighted average Series B Preferred Shares outstanding on an as-converted basis, respectively, that were not assumed to be converted into Common Shares since they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent periods.

9.   Subsequent Events:

     On April 29, 1998, SCI completed a public offering of 1,493,878 common shares. Net proceeds to SCI after underwriting discounts and expenses were $34.7 million.

     On April 28, 1998, SCI declared a distribution of $0.3183 per common share, payable on May 26, 1998, to common shareholders of record as of May 11, 1998.


     On April 13, 1998, SCI issued 10,000,000 Series D Preferred Shares. The Series D Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $250 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Shares issued were $241.7 million. Holders of the Series D Preferred Shares are entitled to only limited voting rights under certain conditions. Holders of the Series D Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 7.92% of the liquidation preference per annum (equivalent to $1.98 per share), payable quarterly in arrears on the last day of March, June, September and December of each year. On or after April 13, 2003, the Series D Preferred Shares may be redeemed for cash at the option of SCI. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares. The Series D Preferred Shares rank on a parity with the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares with respect to payment of distributions and amounts upon liquidation.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust

     We have reviewed the accompanying consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of March 31, 1998, and the related consolidated statements of income and comprehensive income for the three months ended March 31, 1998, and 1997, and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trust's management.

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

     We have previously audited, in accordance with generally accepted auditing standards the consolidated balance sheet of Security Capital Industrial Trust and subsidiaries as of December 31, 1997, and in our report dated March 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                          ARTHUR ANDERSEN LLP


Chicago, Illinois
May 12, 1998

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with SCI's 1997 Form 10-K as well as the financial statements and notes included in Item 1 of this report. See SCI's 1997 Form 10-K for a discussion of various risk factors associated with forward-looking statements made in this documents.

Overview

     SCI's operating results depend primarily upon net operating income from distribution properties, which is substantially influenced by (i) the demand for and supply of distribution properties in SCI's target market cities, (ii) the pace and economic returns at which SCI can acquire and develop additional distribution properties, (iii) the extent to which SCI can sustain improved market performance as measured by lease rates and occupancy, and (iv) the operating performance of SCI's unconsolidated subsidiaries.

     SCI's target market cities and submarkets have benefited substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. SCI believes its ability to compete is significantly enhanced relative to other companies because of its depth of management and ability to serve customers through the SCI International Operating System(TM), which includes acquisition, development, property management personnel, and presence in local markets. SCI expanded its operations into Mexico and Europe in the first half of 1997 to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With six target market cities identified in Mexico and 23 identified in Europe, SCI believes significant growth opportunities exist internationally. As a result of acquisitions and developments of distribution properties for the last nine months of 1997 and the first three months of 1998, SCI's rentable square footage of operating properties increased by 10.4 million square feet or 12.6% to 93.1 million square feet as of March 31, 1998 from 82.7 million square feet as of March 31, 1997.
As of March 31, 1998, SCI owned 832,900 square feet of operating properties in Mexico and 725,100 square feet of operating properties in Europe.

     SCI frequently acquires properties that are underleased and develops properties which are not fully leased at the start of construction, which reduces SCI's overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by SCI and 12 months after shell completion for properties developed by SCI) to achieve stabilized occupancy (typically 93%) SCI has been successful in increasing occupancies on acquired and developed properties during their initial months of operation resulting in an occupancy rate of 95.2% and a leased rate of 96.6% for stabilized properties owned at March 31, 1998. The average increase in rental rates for new and renewed leases on previously leased space (9.4 million square feet) during the first three months of 1998 was 14.0%. As leases are renewed or new leases are acquired, SCI expects most lease rates on renewals or new leases to increase in the remainder of 1998. These factors should improve SCI's results of operations. Capital and credit market conditions which affect SCI's cost of equity and debt capital may influence future growth in operating results.

     No assurance can be given that expected trends for the remainder of 1998 in leasing rates and economic returns on acquired and developed properties will be realized. There are risks associated with SCI's development and acquisition activities which include future factors such as development and acquisition opportunities explored by SCI may be abandoned; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although SCI undertakes a thorough evaluation of the physical condition of each proposed investment before it is acquired, certain defects or necessary repairs may not be detected until after it is acquired, which could increase SCI's total acquisition cost. Risks include the occurrence of any of the events described above that could adversely affect SCI's ability to achieve its projected returns on acquisitions and projects under development and could hinder SCI's ability to make expected distributions.

Results of Operations

  Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

     Net earnings attributable to common shares increased by $11.0 million or 65.9% to $27.7 million for the first three months of 1998 from $16.7 million for the same period in 1997. The increase in net earnings is principally due to the following: increased distribution properties in operation, resulting from 1997 and 1998 acquisition and development activity, a $4.1 million increase in other real estate income, a $4.2 million increase in income from investments in unconsolidated subsidiaries, and a $2.1 million increase in gains from dispositions of real estate.

     Historically, the primary components of revenue and earnings growth have been SCI's acquisition and development activity. SCI presently owns 1,024 operating properties totaling 93.1 million square feet that were acquired or developed through March 31, 1998 at a historical cost of $2.7 billion. A discussion of the major components of SCI's results of operations follows. Net earnings are expected to increase in subsequent periods due to the acquisition and development of additional operating properties, continued increases in the prestabilized portfolio rental and occupancy rates and in the stabilized portfolio rental rates, and additional investments in unconsolidated subsidiaries.

  Rental Revenues

     Rental revenues for the first three months of 1998 increased by $11.2 million or 16.6% to $78.6 million, as compared to $67.4 million for the same period in 1997. Of this increase, $4.3 million was generated by the 54 properties acquired in 1997, $5.3 million was generated by the 65 development properties completed in 1997. $86,000 was generated by the 4 properties acquired in 1998 and $677,000 was generated by the 23 development properties completed in 1998. The remaining $800,000 increase was attributable to a $3.2 million increase in revenues from the 941 properties owned at January 1, 1997 less a $2.4 million decrease in revenues from the 60 properties owned at January 1, 1997 that were disposed of between January 1, 1997 and March 31, 1998. Of the properties acquired and developed in 1997 and 1998, three have been disposed of as of March 31, 1998.

  Other Real Estate Income

     Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from corporate distribution facilities customers generated to a large extent by SCI Development Services Incorporated ("SCI Development Services"). SCI Development Services develops corporate distribution facilities or works on a fee basis for customers whose space needs do not meet SCI's investment criteria for long-term ownership or for customers who want to own their own facilities. Through its preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. The activities of SCI Development Services are consolidated with SCI. SCI Development Services pays federal and state taxes at the applicable corporate rate.

  Income from Unconsolidated Subsidiaries

     Income from unconsolidated subsidiaries relates to SCI's 1997 investments in SCI Logistics Services Incorporated ("SCI Logistics") and SCI's first quarter 1998 investment in Frigoscandia SA, and notes receivable from SCI Logistics, CS Integrated LLC ("CSI") and Frigoscandia Holding AB (see "--Financial Statements, Footnote 4: Investments in and Advances to Unconsolidated Subsidiaries"). SCI Logistics' primary source of income is its ownership interest in CSI. Frigoscandia SA's primary source of income is its ownership in Frigoscandia AB. As of March 31, 1998, CSI operated 78.6 million cubic feet of refrigerated warehousing in the United States and Frigoscandia AB operated or had under development 183.4 million square feet of refrigerated warehousing in eight countries in Europe.

  Foreign Exchange Gain

     On December 22, 1997, SCI entered into two separate contracts to (1) exchange $373.8 million for 2.9 billion Swedish krona and (2) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB. The contracts were marked to market at December 31, 1997 and SCI recognized a net loss of $6.0 million in the December 31, 1997 consolidated financial statements. Both contracts were settled during the first quarter of 1998 and SCI recognized a net gain of $2.1 million for the period ended March 31, 1998. These foreign exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark after SCI had entered into the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies. The remeasurement of intercompany debt on the financial statements of SCI's consolidated foreign subsidiaries into their functional currency resulted in a foreign exchange loss of $444,000 for the three months ended March 31, 1998. The loss was associated with the remeasurement of intercompany loans between a wholly owned foreign subsidiary of SCI and its associated foreign subsidiaries.

  Interest Income

     Interest income for the first three months of 1998 decreased $99,000 from the same period in 1997. The decrease in interest income was a result of lower average cash balances in the first three months of 1998 compared to the same period in 1997.

  Rental Expense

     Rental expenses, including property management fees paid to a related party, net of recoveries from customers, increased by $100,000 or 1.7% to $5.9 million for the first three months of 1998 from $5.8 million for the same period in 1997. Gross expenses, before the deduction of amounts recovered from tenants, were approximately 26% of rental income for both the three months periods ended March 31, 1998 and 1997.

     SCI acquired its property management company from Security Capital Group Incorporated ("Security Capital"), its largest shareholder, on September 9, 1997, which managed approximately 96% of SCI's operating portfolio prior to the acquisition. As a result, SCI no longer pays a property management fee on the properties managed by its property manager; however, SCI has included actual personnel and other operating costs of this property management function in rental expenses on its Consolidated Statement of Income and Comprehensive Income.

  Interest Expense

     Interest expense increased by $8.2 million or 71.9% to $19.6 million for the first three months of 1998 from $11.4 million for the same period in 1997. Total interest capitalized decreased by approximately $300,000 or 6.5% to $4.3 million for the first three months of 1998 from $4.6 million for the same period in 1997. The increase in interest expense was principally caused by an increase in long-term debt in 1997 and the issuance of a $200 million short term bridge loan for purposes of acquiring Frigoscandia AB which was paid off by March 31, 1998. See "--Financial Statements, Footnote 4: Investments in and Advances to Unconsolidated Subsidiaries."

  REIT Management Fee

     The REIT management fee paid by SCI decreased to zero due to the termination of the REIT management agreement upon the acquisition of its REIT management company from Security Capital on September 9, 1997. Subsequent to September 8, 1997, the REIT management fee was replaced with the actual personnel and other operating costs associated with the REIT management function. These costs are recorded as general and administrative expenses. Direct and incremental costs related to successful development, acquisition and leasing activities have been capitalized in accordance with GAAP.

     Upon consummation of the acquisition, SCI entered into an administrative services agreement (the "Administrative Services Agreement") with Security Capital for services which include, but are not limited to, payroll and human resources, cash management, accounts payable, MIS support and other computer services, research, investor relations and insurance, legal and tax administration. These services are provided in exchange for a fee equal to Security Capital's direct cost of providing the service plus an overhead factor of 20%, subject to a maximum of approximately $2.0 million during 1997 and $5.1 million for 1998. Administrative Services Agreement fees for the three months ended March 31, 1998, aggregated $911,000 of which approximately $180,000 was capitalized. The Administrative Services Agreement, which expires on December 31, 1998, provides for automatic renewals of consecutive one-year terms, subject to approval by a majority of the independent Trustees.

  Other Expense

     Other expense increased by $292,000 or 47.8% to $903,000 for the first three months of 1998 from $611,000 for the same period in 1997. Other expenses consist of land holding costs and acquisition and corporate distribution facilities services pursuit cost write-offs. Land holding costs were $712,000 for the first three months of 1998 compared to $396,000 for the same period in 1997 and acquisition and corporate distribution facilities services pursuit cost write-offs were $191,000 for the first three months of 1998 compared to $215,000 for the same period in 1997.

  Preferred Share Dividends

     In the first quarter of 1998, 18,600 Series B Cumulative Convertible Redeemable Preferred shares ("Series B Preferred Shares") were converted into 23,845 common shares. At March 31, 1998, there were 7,981,700 Series B Preferred Shares outstanding.

Liquidity and Capital Resources

     Cash provided by operating activities increased by $8.1 million or 22.9% from $35.3 million in the first three months of 1997 to approximately $43.4 million in the first three months of 1998 primarily as a result of increased properties in operation. Cash used in investing activities increased from approximately $89.0 million in the first three months of 1997 to approximately $320.7 million in the first three months of 1998 primarily as a result of investments in and advances to unconsolidated subsidiaries. Cash provided by financing activities was approximately $300.3 million in the first three months of 1998 compared to approximately $98.8 million in the first three months of 1997. Cash provided by financing activities for the first three months of 1998 consisted primarily of $95.8 million of net proceeds from the sale of common shares and a net increase of $253.2 million on the line of credit. Cash provided by financing activities for the first three months of 1997 consisted primarily of $80.4 million of net proceeds from the sale of common shares, $98.8 million of net proceeds from the February 1997 debt offering, $1.7 million received upon settlement of hedges related to the February 1997 debt offering and a net repayment on the line of credit of $38.6 million.

     On April 13, 1998, SCI issued 10,000,000 Series D Preferred Shares. The Series D Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $250 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Shares issued were $241.7 million. Holders of the Series D Preferred Shares are entitled to only limited voting rights under certain conditions. Holders of the Series D Preferred Shares are entitled to receive, when, as and if declared by the Board of Trustees, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 7.92% of the liquidation preference per annum (equivalent to $1.98 per share), payable quarterly in arrears on the last day of March, June, September and December of each year. On or after April 13, 2003, the Series D Preferred Shares may be redeemed for cash at the option of SCI. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares. The Series D Preferred Shares rank on a parity with the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares with respect to payment of distributions and amounts upon liquidation.

     On March 18, 1998, SCI completed an underwritten public offering of 4,000,000 common shares. Net proceeds to SCI after underwriting discounts and offering costs were $95.8 million.

     On April 23, 1998, SCI completed an underwritten public offering of 1,493,878 common shares. Net proceeds to SCI after underwriting discounts and offering costs were of $34.7 million.

     SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. (as agent for a bank group). Effective May 1, 1997, borrowings bear interest at SCI's option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus .95%, based upon SCI's current senior debt ratings. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1999 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders (the "Bank Group"); if not extended, at SCI's election, the facility will either (a) convert to a three year term note, or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1, and to maintain a fixed charge coverage ratio (as defined) of not less than 1.75 to 1. Additionally, SCI has a

$25.0 million short-term unsecured borrowing agreement with NationsBank through October 1998. The interest rate and the maturity date of each advance on such agreement are determined by agreement between SCI and NationsBank at the time of each advance. As of May 12, 1998, SCI was in compliance with all covenants contained in the line of credit and there were no borrowings outstanding on these credit facilities.

     SCI utilizes derivative instruments in anticipation of future financing transactions in order to manage well defined interest rate risk. Through hedging, SCI can effectively manage the risk of increases in interest rates on future debt issuances. In anticipation of debt offerings in 1998, on October 28, 1997, SCI entered into two interest rate protection agreements. A forward treasury lock agreement was executed with a notional amount of $75.0 million on the 6-3/8% Treasury bond due August 2027 and a swap agreement was entered into with a notional amount of $75.0 million on the 6-5/8% Treasury bond due February 2027. The forward treasury lock had a termination date of March 31, 1998. On March 30, 1998, SCI rolled this contract into a new contract with a termination date of June 30, 1998 and a notional amount of $75.0 million on the 6-1/8% Treasury Bond. The new contract effectively locks in the 30-year treasury rate used to price SCI's debt at 6.342%. The swap agreement has a termination date of May 31, 1998, and carries a fixed rate of 6.721% which is a combination of the treasury rate plus the swap spread and the forward premium.

     SCI intends to also utilize derivative instruments in order to manage currency risk exposure associated with foreign currency denominated purchase contracts and income in excess of interest expense. SCI had no open foreign currency contracts as of March 31, 1998. In future periods SCI will consider using selective currency hedges through foreign exchange forwards or options in order to minimize on-going currency gains and losses.

     On January 16, 1998, Frigoscandia SA, an unconsolidated subsidiary of SCI based in Luxembourg, through a 100% ownership interest in Frigoscandia Holding AB, acquired Frigoscandia AB for a net cost of $395.0 million. The acquisition of Frigoscandia AB was financed primarily with a short-term $200.0 million bridge loan from NationsBank plus $190.0 million of borrowings on SCI's line of credit. SCI repaid the $200.0 million bridge loan to NationsBank on March 31, 1998. At March 31, 1998, SCI had an intercompany note receivable from Frigoscandia Holding AB in the amount of $176.6 million made in connection with the purchase of Frigoscandia AB.

     From inception through March 31, 1998, SCI had invested $2.7 billion for the acquisition and development of 1,024 distribution properties currently in operation. These acquisitions and developments were financed with cash on hand, the issuance of limited partnership units, the assumption of existing mortgage debt and borrowings under SCI's line of credit which were repaid with the proceeds from SCI's equity and debt offerings.

     At March 31, 1998, SCI had letters of intent or contingent contracts, subject to SCI's final due diligence, for the acquisition of 4.5 million square feet in various target markets with an acquisition cost of $132.9 million. The foregoing transactions are subject to a number of conditions, and SCI cannot predict with certainty that any of them will be consummated. In addition, on March 31, 1998, SCI had $365.9 million of budgeted development cost for developments in process, of which $193.9 million was unfunded.

     SCI expects to finance construction, development and acquisitions primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. When issuing debt, SCI intends primarily to arrange fixed rate debt to finance additional acquisitions and developments.

     SCI considers its liquidity and ability to generate cash from operations and financing to be adequate and expects it to continue to be adequate to meet SCI's acquisition, development, operating, debt services, and shareholder distribution requirements.

     SCI's current distribution policy is to pay quarterly distributions to shareholders based upon what it considers to be a reasonable percentage of cash flow and to meet REIT distribution requirements. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly distributions are expected to be consistently higher than quarterly earnings.

     Pursuant to the terms of the Series A Preferred Shares, the Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares (the "Preferred Shares"), SCI is restricted from declaring or paying any distribution with respect to the common shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares.

  Funds from Operations

     Funds from Operations attributable to common shares increased $18.6 million or 52.1% to $54.3 million for the first three months of 1998 from $35.7 million for the same period in 1997.

     Funds from Operations represent SCI's net earnings (computed in accordance with GAAP) before minority interest, before gains or losses on disposition of depreciated property, before gains or losses on the remeasurement of debt on the financial statements of SCI's foreign subsidiaries and before deferred tax benefits or deferred tax expenses of SCI's taxable subsidiaries, plus real estate depreciation and amortization (exclusive of amortization of loan costs). SCI believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of SCI to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by SCI, while consistent with the NAREIT definition, will not be comparable to similarly titled measures of other REITs which do not compute funds from operations in a manner consistent with SCI. Funds from operations are not intended to represent cash made available to shareholders. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of SCI's operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

                      STATEMENT OF FUNDS FROM OPERATIONS
                                (In thousands)

                                                            Three Months Ended,
                                                                 March 31,
                                                            --------------------
                                                             1998          1997
                                                            -------      -------
Net earnings attributable to common shares................  $27,746      $16,732
  Add (Deduct):
     Real estate depreciation and amortization, including
       share from unconsolidated subsidiaries.............   31,076       18,048
     Minority interest....................................      979          895
     Deferred tax benefit on taxable
       subsidiaries.......................................     (887)          --
     Gain on disposition of depreciated real estate.......   (2,066)          --
     Non-recurring foreign currency exchange gain.........   (2,054)          --
     Foreign exchange gain on remeasurement of
       debt...............................................     (484)          --
                                                            -------      -------
Funds from operations attributable to common shares.......  $54,310      $35,675
                                                            =======      =======

                           PART II--OTHER INFORMATION


Item 5.  Other Information

     On November 21, 1997, SCI's shelf registration statement was declared effective by the Securities and Exchange Commission regarding the offering from time to time of $678 million in one or more series of its debt securities, preferred shares of beneficial interest and common share of beneficial interest. As of May 14, 1998, SCI has approximately $183 million in securities available to be issued under its shelf registration statement.

  On or about May 14, 1998, SCI filed an additional $800 million shelf registration statement with the SEC, which has yet to be declared effective by the SEC.


Item 6.  Exhibits and Reports on Form 8-K
                                                                     Sequential
                                                                        Page
(a) Exhibits                Document Description                       Number
-------------               --------------------                       ------

12.1 Statement re: Computation of Ratio of Earnings to Fixed Charges

12.2 Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.2 Letter from Arthur Andersen LLP regarding unaudited financial information

27   Financial Data Schedule


(b)  Reports on Form 8-K
                                                      Financial
          Date                 Item Reported          Statements
          ----                 -------------          ----------

       March 17, 1998              7                    Yes

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SECURITY CAPITAL INDUSTRIAL TRUST


                                                /s/ M. GORDON KEISER
                                    --------------------------------------------
                                                  M. Gordon Keiser
                                                Senior Vice President
                                            (Principal Financial Officer)



                                                 /s/ EDWARD F. LONG
                                    --------------------------------------------
                                                   Edward F. Long
                                    Vice President (Duly Authorized officer) and
                                     Controller (Principal Accounting Officer)


Date: May 14, 1998