Form 10-Q
period 1998-06-30
PROLOGIS TRUST
filed 1998-08-14
CIK 899881

===============================================================================

                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
                                _______________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number 01-12846

                                 PROLOGIS TRUST
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

                       Security Capital Industrial Trust

              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days.  Yes   X    No _____

     The number of shares outstanding of the Registrant's common stock as of August 10, 1998 was 123,070,633.

===============================================================================

                                PROLOGIS TRUST

                                     INDEX



                                                                                  Page
                                                                                Number(s)
                                                                                ---------

PART I.  Financial Information

  Item 1.  Consolidated Financial Statements:


           Consolidated Balance Sheets--June 30, 1998 and December 31, 1997...      3

           Consolidated Statements of Income and Comprehensive Income--Three
             and six months ended June 30, 1998 and 1997......................      4

           Consolidated Statements of Cash Flows--Six months ended June 30,
             1998 and 1997....................................................      5

           Notes to Consolidated Financial Statements.........................   6  - 14

           Report of Independent Public Accountants...........................     15


  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................   16 - 26


Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Securities Holders..............     27


  Item 5.  Other Information..................................................     27


  Item 6.  Exhibits and Reports on Form 8-K...................................   27 - 28

                                PROLOGIS TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                         ASSETS
                                         ------
                                                                                 June 30,    December 31,
                                                                                   1998          1997
                                                                                (Unaudited)    (Audited)
                                                                                -----------  ------------
Real estate...................................................................  $3,259,536     $3,006,236
  Less accumulated depreciation...............................................     209,062        171,525
                                                                                ----------     ----------
                                                                                 3,050,474      2,834,711
Investments in and advances to unconsolidated subsidiaries....................     373,548         86,139
Cash and cash equivalents.....................................................      63,250         25,009
Accounts receivable...........................................................      13,031         12,554
Other assets..................................................................      81,809         75,540
                                                                                ----------     ----------
          Total assets........................................................  $3,582,112     $3,033,953
                                                                                ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

Liabilities:
  Line of credit..............................................................  $  216,600     $       --
  Long-term debt..............................................................     709,100        724,052
  Mortgage notes payable......................................................      88,777         87,937
  Securitized debt............................................................      32,717         33,197
  Assessment bonds payable....................................................      11,599         11,894
  Accounts payable and accrued expenses.......................................      51,257         62,850
  Construction payable........................................................      33,606         27,221
  Due to affiliate............................................................         708          1,138
  Distributions payable.......................................................          --         33,449
  Other liabilities...........................................................      24,390         22,174
                                                                                ----------     ----------
          Total liabilities...................................................   1,168,754      1,003,912
                                                                                ----------     ----------

Commitments and contingencies
Minority interest.............................................................      51,960         53,304
Shareholders' equity:
  Series A preferred shares; $0.01 par value; 5,400,000 shares issued and outstanding at June 30, 1998 and December 31, 1997; stated
     liquidation preference of $25 per share..................................     135,000        135,000
  Series B Convertible preferred shares; $0.01 par value; 7,924,700 shares issued and outstanding at June 30, 1998 and 8,000,300 shares issued and outstanding at December 31, 1997; stated liquidation preference of $25
     per share................................................................     198,118        200,008
  Series C preferred shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 1998 and December 31, 1997; stated
     liquidation preference of $50 per share..................................     100,000        100,000
  Series D preferred shares; $0.01 par value; 10,000,000 shares issued and outstanding at June 30, 1998; stated liquidation preference of
     $25 per share............................................................     250,000             --
  Common shares of beneficial interest; $0.01 par value; 122,931,875 shares issued and outstanding at June 30, 1998 and 117,364,148
     shares issued and outstanding at December 31, 1997.......................       1,229          1,174
  Additional paid-in capital..................................................   1,896,613      1,773,465
  Employee share purchase notes...............................................     (26,161)       (27,186)
  Accumulated other comprehensive income......................................          (1)           (63)
  Distributions in excess of net earnings.....................................    (193,400)      (205,661)
                                                                                ----------     ----------
          Total shareholders' equity..........................................   2,361,398      1,976,737
                                                                                ----------     ----------

          Total liabilities and shareholders' equity..........................  $3,582,112     $3,033,953
                                                                                ==========     ==========

            The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF INCOME AND
                             COMPREHENSIVE INCOME

                                  (Unaudited)
                     (In thousands, except per share data)

                                                                                 Three Months Ended    Six Months Ended
                                                                                       June 30,            June 30,
                                                                                 -------------------  ------------------
                                                                                   1998       1997      1998      1997
                                                                                 --------   --------  --------  --------
Income:
  Rental income......................................................            $ 84,353   $ 69,157  $162,918  $136,543
  Other real estate income...........................................               1,747      4,569     7,004     5,690
  Income (loss) from unconsolidated subsidiaries.....................              (1,030)     1,546     3,208     1,546
  Foreign exchange gains.............................................                 453         --     2,063        --
  Interest income....................................................                 700        393     1,325     1,117
                                                                                 --------   --------  --------  --------
         Total income................................................              86,223     75,665   176,518   144,896
                                                                                 --------   --------  --------  --------

Expenses:
  Rental expenses, net of recoveries of $13,842 and $10,663 for the three month periods in 1998 and 1997, respectively, and
     $28,227 and $21,263 for the six month periods in 1998 and
     1997, respectively..............................................               7,362      5,235    13,300     9,513
  Property management fees paid to affiliate, net of recoveries of
     $1,073 for the three month period in 1997 and $2,115 for the
     six month period in 1997........................................                  --      1,762        --     3,312
  General and administrative.........................................               4,293        380     8,892       687
  Administrative services fee paid to affiliate......................                 449         --     1,021        --
  REIT management fee paid to affiliate..............................                  --      6,228        --    12,834
  Depreciation and amortization......................................              23,554     18,976    46,734    37,024
  Interest...........................................................              14,362     13,183    34,007    24,558
  Other..............................................................                 614        850     1,517     1,461
                                                                                 --------   --------  --------  --------
         Total expenses..............................................              50,634     46,614   105,471    89,389
                                                                                 --------   --------  --------  --------

Net earnings before minority interest and gain on disposition of
  real estate........................................................              35,589     29,051    71,047    55,507
Minority interest share in net earnings..............................               1,075        940     2,054     1,835
                                                                                 --------   --------  --------  --------

Net earnings before gain on disposition of real estate...............              34,514     28,111    68,993    53,672
Gain on disposition of real estate...................................               2,212      3,773     4,278     3,773
                                                                                 --------   --------  --------  --------

Net earnings.........................................................              36,726     31,884    73,271    57,445
Less preferred share dividends.......................................              13,075      8,830    21,874    17,659
                                                                                 --------   --------  --------  --------

Net earnings attributable to Common Shares...........................              23,651     23,054    51,397    39,786

Other comprehensive income:
  Foreign currency translation adjustments...........................                   6         --        62        --
                                                                                 --------   --------  --------  --------
Comprehensive income.................................................            $ 23,657   $ 23,054  $ 51,459  $ 39,786
                                                                                 ========   ========  ========  ========

Weighted-average Common Shares outstanding - basic...................             122,445     97,758   120,236    96,888
                                                                                 ========   ========  ========  ========

Weighted-average Common Shares outstanding - diluted.................             122,857    102,961   125,722   102,091
                                                                                 ========   ========  ========  ========

Per share net earnings attributable to Common Shares:
  Basic..............................................................            $   0.19   $   0.24  $   0.43  $   0.41
                                                                                 ========   ========  ========  ========

  Diluted............................................................            $   0.19   $   0.23  $   0.43  $   0.41
                                                                                 ========   ========  ========  ========

Distributions per Common Share.......................................            $ 0.3183   $ 0.2675  $ 0.6033  $ 0.5350
                                                                                 ========   ========  ========  ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                       ---------------------
                                                                         1998        1997
                                                                       ---------   ---------
Operating activities:
 Net earnings........................................................  $  73,271   $  57,445
 Minority interest...................................................      2,054       1,835
 Adjustments to reconcile net earnings to net cash flow provided by operating activities:
   Depreciation and amortization.....................................     46,214      37,024
   Gain on disposition of real estate................................     (4,278)     (3,773)
   Rent leveling.....................................................     (2,062)     (2,278)
   Equity in earnings of unconsolidated subsidiaries.................      3,298          --
   Foreign exchange gain.............................................         (9)         --
   Amortization of deferred loan costs...............................        846       1,034
 Increase in accounts receivable and other assets....................     (9,135)     (8,622)
 Increase/(decrease) in accounts payable and accrued expenses........    (11,593)      1,875
 Increase/(decrease) in other liabilities............................      2,216        (275)
 Decrease in due to affiliate........................................       (430)         --
                                                                       ---------   ---------
    Net cash flow provided by operating activities...................    100,392      84,265
                                                                       ---------   ---------

Investing activities:
 Real estate investments.............................................   (284,588)   (250,443)
 Investments in and advances to unconsolidated subsidiaries..........   (290,707)    (75,166)
 Tenant improvements and lease commissions...........................     (5,608)     (5,794)
 Recurring capital expenditures......................................     (2,004)     (2,046)
 Proceeds from dispositions of real estate...........................     51,878      66,029
                                                                       ---------   ---------
    Net cash flow used in investing activities.......................   (531,029)   (267,420)
                                                                       ---------   ---------

Financing activities:
 Proceeds from sale of shares, net of expenses.......................    372,090      80,450
 Proceeds from dividend reinvestment and share purchase plan.........        186         209
 Proceeds from issuance of long-term debt............................         --     100,000
 Payments on long-term debt..........................................    (15,000)         --
 Debt issuance costs incurred........................................        (93)     (1,393)
 Proceeds from interest rate contracts...............................         --       1,658
 Distributions paid on Common Shares.................................    (72,585)    (51,308)
 Distributions paid to minority interest holders.....................     (3,120)     (2,846)
 Dividends paid on preferred shares..................................    (21,874)    (17,659)
 Repurchase of Common Shares.........................................       (240)         --
 Proceeds from line of credit and bridge loan........................    867,000     208,600
 Payments on line of credit and bridge loan..........................   (650,400)   (117,100)
 Regularly scheduled principal payments on mortgage notes payable....     (2,011)     (1,854)
 Balloon principal payments made upon maturity.......................     (5,075)    (10,840)
                                                                       ---------   ---------
    Net cash flow provided by financing activities...................    468,878     187,917
                                                                       ---------   ---------

Net increase in cash and cash equivalents............................     38,241       4,762
Cash and cash equivalents, beginning of period.......................     25,009       4,770
                                                                       ---------   ---------

Cash and cash equivalents, end of period.............................  $  63,250   $   9,532
                                                                       =========   =========

Noncash investing and financing activities:
 In conjunction with real estate acquired:
   Assumption of existing mortgage notes payable.....................  $   7,151   $   3,900
   Issuance of Common Shares.........................................         --       1,000
 Foreign currency translation adjustments............................         62          --
 Conversion of limited partnership units into Common Shares..........        302          --

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                 PROLOGIS TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (Unaudited)


1.  General:

     The consolidated financial statements of ProLogis Trust ("ProLogis"), formerly Security Capital Industrial Trust, as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with ProLogis' December 31, 1997 audited consolidated financial statements contained in ProLogis' 1997 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


   Name Change

     On May 19, 1998, the Board of Trustees (the "Board") of ProLogis announced plans to change the company's name from Security Capital Industrial Trust to ProLogis Trust. An amendment to the Declaration of Trust, which changed the name effective July 1, 1998, was approved by ProLogis' shareholders at the annual meeting on June 30, 1998. The name change is intended to create stronger name recognition among its customers as ProLogis expands globally.


   Comprehensive Income

     On January 1, 1998, ProLogis adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The adoption of this standard did not have a significant impact on the financial position, results of operations or financial statement disclosures of ProLogis. Other comprehensive income in the accompanying Statements of Income and Comprehensive Income represents a net unrealized gain on foreign currency translation adjustments. This unrealized gain has been recognized as a component of shareholders' equity with no impact to net earnings.

                                 PROLOGIS TRUST

   Per Common Share Data

     ProLogis adopted SFAS No. 128, "Earnings Per Share" in December 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The adoption of SFAS No. 128 did not result in a restatement of previously reported earnings per share data.

     The weighted-average number of common shares of beneficial interest, par value $0.01 per share ("Common Shares"), outstanding during the year is used to calculate basic earnings per Common Share. Diluted earnings per Common Share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in earnings. See
Note 8.

   Accounting for Derivatives

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued on June 16, 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is allowed. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value. Management is currently evaluating the effects, if any, this pronouncement will have on its financial position, results of operations and financial statement disclosures.

   Reclassifications

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2. Real Estate:

   Investments in Real Estate

     ProLogis' investments in real estate, at cost, were as follows (in thousands):

                                          June 30,   December 31,
                                            1998         1997
                                         ----------  ------------

     Improved land.....................  $  460,966    $  420,019
     Buildings and improvements........   2,438,717     2,233,585
     Land under development............      80,041        65,773
     Construction in progress..........     101,487       114,495
     Land held for development.........     156,836       159,645
     Capitalized preacquisition costs..      21,489        12,719
                                         ----------    ----------
          Total real estate               3,259,536     3,006,236
     Less accumulated depreciation.....     209,062       171,525
                                         ----------    ----------
           Net real estate.............. $3,050,474    $2,834,711
                                         ==========    ==========

                                 PROLOGIS TRUST

     Capitalized preacquisition costs include $1.6 million and $3.6 million of funds on deposit with title companies as of June 30, 1998 and December 31, 1997, respectively, for property acquisitions.

     In addition to the June 30, 1998, construction payable accrual of $33.6 million, ProLogis had unfunded commitments on its contracts for developments under construction totaling $248.2 million.

   ProLogis Development Services

     ProLogis Development Services Incorporated ("ProLogis Development Services") develops corporate distribution facilities to meet customer requirements or contracts on a fee basis to develop distribution facilities for customers. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities. ProLogis accounts for these loans as real estate investments, effectively consolidating the activities of ProLogis Development Services.

     As of June 30, 1998, the outstanding balances of development and mortgage loans made by ProLogis to ProLogis Development Services for the purchase of distribution facilities and land for distribution facility development aggregated $209.3 million. The gains recognized on disposition of undepreciated property by ProLogis Development Services and the fees generated by ProLogis Development Services are reflected as other real estate income by ProLogis.


3.  Unconsolidated Subsidiaries:

     At June 30, 1998, investments in and advances to unconsolidated subsidiaries consisted of the following (in thousands):

       Insight...................................................  $  1,000
       ProLogis Logistics:
          Investment.............................................    15,171
          Note receivable........................................   140,973
          Accrued interest and other receivables.................     7,965
                                                                   --------
                                                                    164,109
                                                                   --------
       Frigoscandia S.A.:
          Investment.............................................    (9,027)
          Note receivable from Frigoscandia Holding AB...........   183,082
          Mortgage note receivable from Frigoscandia Limited UK..    30,000
          Accrued interest and other receivables.................     4,384
                                                                   --------
                                                                    208,439
                                                                   --------

               Total.............................................  $373,548
                                                                   ========


                                PROLOGIS TRUST

   Insight, Inc.

     At June 30, 1998, ProLogis Development Services had a 16.7% ownership interest in Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company. On July 1, 1998, ProLogis Development Services increased its ownership in the common stock in Insight to 23.1% by contributing an additional $500,000. ProLogis Development Services is committed to investing an additional $1,000,000 in Insight through July 1, 1999, which would bring its ownership interest to 33.3%. This investment is accounted for on the cost method.

   ProLogis Logistics

     ProLogis owns 100% of the preferred stock and recognizes substantially all economic benefits of the activities of ProLogis Logistics Services Incorporated ("ProLogis Logistics"). At June 30, 1998, ProLogis Logistics owned 100% of a refrigerated distribution company, CS Integrated LLC ("CSI"). ProLogis Logistics acquired a 60% interest in CSI on April 24, 1997 and increased its ownership to 77.1% during the remainder of 1997. On June 12, 1998, ProLogis Logistics increased its ownership in CSI to 100% by purchasing the minority shareholder's interest.

     On June 15, 1998, CSI acquired Rosenberger Cold Storage for $55.4 million. With this acquisition, CSI owned or operated refrigerated distribution facilities aggregating 96.0 million cubic feet at June 30, 1998.

     At June 30, 1998, ProLogis had a $141.0 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 10% per annum and matures on April 24, 2002. Interest payments on the note are due annually.

     ProLogis accounts for its investment in ProLogis Logistics on the equity method. ProLogis recognized income (including interest income on the notes receivable and a management fee payable from CSI) from its investment in ProLogis Logistics of $1.5 million for the three months ended June 30, 1998 and also for the three months ended June 30, 1997, and $2.5 million and $1.5 million for the six months ended June 30, 1998 and 1997, respectively.

   Frigoscandia S.A.

     On January 16, 1998, ProLogis invested in 100% of the preferred stock of Frigoscandia S.A., a Luxembourg company, which acquired a refrigerated distribution company headquartered in Sweden for $400.3 million on the same date. The acquired company, Frigoscandia AB, is 100% owned by Frigoscandia Holding AB. Frigoscandia Holding AB is 100% owned by a wholly-owned subsidiary of Frigoscandia S.A. At June 30, 1998, Frigoscandia AB, which operates in eight European countries, owned 178.5 million cubic feet of refrigerated distribution facilities and had an additional 4.3 million cubic feet of facilities under development. The common stock of Frigoscandia S.A. is owned by a subsidiary of Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder. ProLogis recognizes substantially all economic benefits of the activities of Frigoscandia S.A.

     At June 30, 1998, ProLogis had a $183.1 million note receivable from Frigoscandia Holding AB. The unsecured note bears interest at 8% per annum and is due on demand. Additionally, at June 30, 1998, ProLogis had a $30 million mortgage note receivable from Frigoscandia Limited UK, a subsidiary of Frigoscandia AB. The mortgage note receivable, which provides for interest at 7% per annum and matures on March 20, 2018, is secured by refrigerated distribution properties.

                                PROLOGIS TRUST

     ProLogis accounts for its investment in Frigoscandia S.A. on the equity method. ProLogis recognized a loss of $2.5 million and income of $0.7 million for the three and six months periods ended June 30, 1998, respectively, (including interest income on the mortgage note and note receivable) from its investment in Frigoscandia S.A.

4.  Borrowings:

    Line of Credit

     At June 30, 1998, ProLogis had a $350 million unsecured revolving line of credit agreement with NationsBank, N.A., ("NationsBank"), as agent for a bank group. This agreement provides for interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.95% based upon ProLogis' senior debt ratings in effect at June 30, 1998. At June 30, 1998, ProLogis was in compliance with all covenants contained in the credit agreement. ProLogis had $197.0 million of borrowings outstanding on the line of credit at June 30, 1998.

     On August 11, 1998, ProLogis entered into an amended and restated credit agreement with NationsBank that provides for a $350 million unsecured revolving line of credit. The new agreement, which replaces the credit agreement in effect at June 30, 1998, provides for interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior debt ratings. In addition, ProLogis pays certain annual fees. Under a competitive bid option contained in the new line of credit agreement, ProLogis may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $100 million of borrowings. The line of credit matures on May 1, 2000 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. All borrowings under the line of credit are subject to certain covenants, similar to those contained in the previous line of credit agreement.

     In addition, ProLogis has a $25 million short-term unsecured discretionary line of credit with NationsBank that matures on October 1, 1998. The rate of interest and the maturity date of each advance on this line of credit are determined by agreement between ProLogis and NationsBank at the time of each advance. At June 30, 1998, there were $19.6 million of borrowings outstanding on this credit facility.

    Long-term Debt Offering

     On July 20, 1998, ProLogis completed a $250 million offering of 7.05% debt securities due July 15, 2006 (the "2006 Notes") with a coupon rate of 7.05%. The securities were issued at a discount, resulting in a yield to maturity of 7.08%. The 2006 Notes are direct, senior unsecured obligations of ProLogis and rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. Interest on the 2006 Notes is payable semiannually in arrears. The 2006 Notes are redeemable at any time at the option of ProLogis, in whole or in part, at a redemption price equal to the principal amount of the 2006 Notes being redeemed plus accrued interest thereon to the redemption date plus a make-whole amount, if any. The 2006 Notes are governed by the terms and provisions of the same indenture agreement applicable to ProLogis' other debt securities. Net proceeds from the offering were approximately $247.6 million, net of underwriters' commissions and other costs.

                                PROLOGIS TRUST

     Interest Expense

     For the six months ended June 30, 1998 and 1997, interest expense on all borrowings was $34.0 million and $24.6 million, respectively, which was net of capitalized interest of $8.9 million and $8.5 million, respectively. The total interest paid in cash was $41.7 million and $28.5 million for the six months ended June 30, 1998 and 1997, respectively.


5.  Minority Interest:

     Minority interest represents limited partners' interests in five real estate partnerships controlled by ProLogis (Red Mountain Joint Venture, ProLogis Limited Partnership-I, ProLogis Limited Partnership-II, ProLogis Limited Partnership-III, and ProLogis Limited Partnership-IV). At June 30, 1998, a total of 5,069,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. For the six months ended June 30, 1998, distributions of $3.1 million were made to the minority interest limited partners. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of these partnerships are included in ProLogis' consolidated financial statements and the third party investors' interests in the partnerships are reflected as minority interest.

     During the six months ended June 30, 1998, ProLogis increased its ownership in one partnership, ProLogis Limited Partnership-IV, from 96.36% to 97.57% by contributing additional funds to the partnership in conjunction with tax deferred exchanges of real estate. The additional contribution aggregated $2.4 million.

                                PROLOGIS TRUST

6.  Distributions and Dividends:

    Common Share Distributions

     On March 5, 1998, the Board increased ProLogis' annual distribution to $1.24 per Common Share from $1.14 per Common Share. ProLogis paid quarterly distributions of $0.285 per Common Share on February 24, 1998 and $0.3183 per Common Share on May 26, 1998. On July 24, 1998, the Board declared a quarterly distribution of $0.3183 per Common Share payable on August 25, 1998 to shareholders of record on August 10, 1998.

    Preferred Share Dividends

     During 1998, ProLogis paid quarterly dividends of:

  . $0.5875 per cumulative redeemable Series A preferred share on March 31, 1998 and June 30, 1998;
  . $0.4375 per cumulative convertible Series B preferred share ("Series B Preferred Share") on March 31, 1998 and June 30, 1998;
  . $1.0675 per cumulative redeemable Series C preferred share on March 31, 1998 and June 30, 1998; and,
  . $0.43 per cumulative redeemable Series D preferred share on a prorated basis for the period from April 13, 1998 (date of issuance) to June 30, 1998 on June 30, 1998.


7.  Shareholders' Equity:

    Authorized Shares

     At the annual meeting on June 30, 1998, the shareholders of ProLogis approved an amendment to the Declaration of Trust to increase the number of authorized shares of beneficial interest to 230,000,000 shares from 180,000,000 shares.

    Completed Equity Offerings

     ProLogis sold 4,000,000 Common Shares on March 18, 1998 and 1,493,878 Common Shares on April 29, 1998. The sales were made through underwritten public offerings and generated proceeds, net of underwriting discounts and offering costs, of $95.7 million and $34.7 million, respectively.

     On April 13, 1998, ProLogis issued 10,000,000 shares of Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share with a stated liquidation preference of $25.00 per share (the "Series D Preferred Shares"). Holders of the Series D Preferred Shares are entitled to receive cumulative preferential cash distributions at a rate of 7.92% of the liquidation preference per annum (equal to $1.98 per share). Such distributions are payable quarterly in arrears, when, and if, declared by the ProLogis Board, out of funds legally available for payment of distributions. Subject to certain conditions, the holders of Series D Preferred Shares have limited voting rights. The Series D Preferred Shares are redeemable on or after April 13, 2003 by ProLogis for cash at the stated redemption price, plus accrued and unpaid distributions. The redemption price

                                 PROLOGIS TRUST

(other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sales proceeds of other capital shares of ProLogis, which may include shares of other series of preferred shares. The Series D Preferred Shares rank on parity with the other series of preferred shares of ProLogis with respect to payment of distributions and amounts upon liquidation. Net proceeds from the offering were $241.7 million, net of underwriting discount and offering costs.

     Shelf Registration

     On May 15, 1998, ProLogis filed an $800 million shelf registration statement with the Securities and Exchange Commission, which was declared effective on May 29, 1998. This shelf registration supplemented an existing shelf registration with a balance of $183 million. As a result of this filing, ProLogis can issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect offerings on satisfactory terms. After giving effect to the July 1998 issuance of the 2006 Notes discussed in Note 4, ProLogis has $733 million of shelf-registered securities available for issuance.

8.  Earnings Per Common Share:

     The following is a reconciliation of the numerator and denominator used to calculate basic earnings per Common Share to the numerator and denominator used to calculate diluted earnings per Common Share under SFAS No. 128 for the periods indicated (in thousands, except per Common Share amounts):


                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                 June 30,
                                                              -----------------------    ------------------
                                                                1998           1997        1998      1997
                                                              --------       --------    --------  --------
Net earnings attributable to Common Shares..................  $ 23,651       $ 23,054    $ 51,397  $ 39,786
Add:  Minority interest.....................................        --  (a)       940       2,054     1,835
                                                              --------       --------    --------  --------

Adjusted net earnings attributable to Common Shares.........  $ 23,651       $ 23,994    $ 53,451  $ 41,621
                                                              ========       ========    ========  ========

Weighted-average Common Shares outstanding - basic..........   122,445         97,758     120,236    96,888
Incremental options and warrants............................       412              9         416         9
Weighted-average effect of conversion of partnership
  units into Common Shares..................................        --  (a)     5,194       5,070     5,194
                                                              --------       --------    --------  --------
Adjusted weighted-average Common Shares outstanding -
  diluted...................................................   122,857        102,961     125,722   102,091
                                                              ========       ========    ========  ========

Per share net earnings attributable to Common Shares:
  Basic.....................................................  $   0.19       $   0.24    $   0.43     $0.41
                                                              ========       ========    ========  ========
  Diluted (b)...............................................  $   0.19       $   0.23    $   0.43     $0.41
                                                              ========       ========    ========  ========

---------------
(a) Net earnings per Common Share on a diluted basis for the three months ended June 30, 1998 does not assume the conversion of limited partnership units as the effect is antidilutive.
(b) For the three months ended June 30, 1998 and 1997, there were 10,174 and 10,320 weighted-average Series B Preferred Shares outstanding on an as-converted basis, respectively. For the six months ended June 30, 1998 and 1997, there were 10,209 and 10,320 weighted-average Series B Preferred shares outstanding on an as-converted basis, respectively. These Series B Preferred Shares were not assumed to be converted into Common Shares for purpose of calculating diluted earnings per Common Share as the effect was antidilutive. These securities may become dilutive to earnings per Common Share in subsequent periods.

                                 PROLOGIS TRUST

9.  Derivative Financial Instruments:

     ProLogis has only limited involvement with derivative financial instruments and does not use them for trading purposes. ProLogis uses derivatives to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing obligations or anticipated transactions.

     The primary risks associated with derivative instruments are market risk (price risk) and credit risk. Price risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest or foreign currency rates). Through hedging, ProLogis can effectively manage the risk of increases in interest rates and fluctuations in foreign currency exchange rates.

     Credit risk is the risk that the counterparty to a derivative contract fails to perform or meet its financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties. ProLogis does not anticipate non-performance by any of the counterparties to its derivative contracts. Should a counterparty fail to perform, however, ProLogis would incur a financial loss to the extent of the positive fair market value of the derivative instruments, if any.

     In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which have been renewed past the original termination dates. The agreements currently in effect are:

  . a forward treasury lock agreement with a notional amount of $75 million that terminates on August 31, 1998 and effectively locks in the 30-year treasury rate can be used to price a future long-term debt issue at 6.36%; and,

  . a swap agreement with a notional amount of $75 million that terminates on August 28, 1998 and carries a fixed rate of 6.754%.

     At June 30, 1998, based on quoted market prices, the fair value of the forward treasury lock agreement was a loss of approximately $7.6 million and the fair value of the swap agreement was a loss of approximately $6.9 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Trustees and Shareholders of ProLogis Trust:

     We have reviewed the accompanying consolidated balance sheet of ProLogis Trust and subsidiaries as of June 30, 1998, and the related consolidated statements of income and comprehensive income for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Trust's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ProLogis Trust and subsidiaries as of December 31, 1997, and in our report dated March 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                       ARTHUR ANDERSEN LLP



Chicago, Illinois
August 13, 1998

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with ProLogis' 1997 Annual Report on Form 10-K as well as the unaudited consolidated financial statements and notes included in Item 1 of this report. See ProLogis' 1997 Annual Report on Form 10-K for a discussion of various risk factors associated with forward-looking statements made in these documents.


Overview

     ProLogis' operating results depend primarily on the operating results of its distribution properties, which are substantially influenced by (i) the demand for and supply of distribution properties in ProLogis' target market cities; (ii) the pace and economic returns at which ProLogis can acquire and develop additional distribution properties; (iii) the extent to which ProLogis can sustain improved market performance as measured by lease rates and occupancy levels; and, (iv) the demand for the corporate distribution facilities services that are provided by ProLogis Development Services. In addition, the operating performance of ProLogis' two unconsolidated subsidiaries that are engaged in the refrigerated distribution business effect ProLogis' operating results.

     ProLogis' target market cities and submarkets have benefited substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. ProLogis believes its ability to compete is significantly enhanced relative to other companies due to its depth of management and ability to serve customers through the ProLogis International Operating System(TM), which includes acquisition, development, property management personnel, and presence in local markets.

     At June 30, 1998, ProLogis' real estate investments included 97.3 million square feet of operating properties with a total expected investment of $3.0 billion. During the six months ended June 30, 1998, ProLogis acquired 3.0 million square feet of operating properties at a total expected investment of $87.2 million, while disposing of properties from its operating portfolio aggregating 948,000 square feet. For the six months ended June 30, 1998, ProLogis recognized $7.0 million of other real estate income related to the activities of ProLogis Development Services, primarily from the disposition of undepreciated property.

     ProLogis had 11.5 million square feet of properties under development at June 30, 1998 with a total expected investment at completion of $429.7 million. Development starts during the six months ended June 30, 1998 aggregated 7.8 million square feet at a total expected investment of $283.3 million. Development completions during this period aggregated 4.4 million square feet at a total expected investment of $169.3 million. At June 30, 1998, ProLogis had 1,621 acres of land in inventory for the future development of approximately
28.5 million square feet of distribution facilities.

     During the first six months of 1997, ProLogis began expanding its distribution facilities operations into Europe and Mexico. This expansion was necessary to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With over 20 target market cities identified in Europe and five target market cities identified in Mexico, ProLogis believes significant growth opportunities exist internationally to enable ProLogis to meet its objective of achieving long-term sustainable growth in cash flow. At June 30, 1998, ProLogis owned 1,288,000 square feet of operating properties with a total expected investment of $55.2 million in Europe and 887,000 square feet of operating properties with a total expected investment of $32.1 million in Mexico. Additionally, at June 30, 1998, ProLogis had 492,000 square feet with a total expected investment of approximately $28.3 million under development in Europe and 1,122,000 square feet with a total expected investment of $43.0 million under development in Mexico.

     At June 30,1998, ProLogis' had approximately 274.5 million cubic feet of refrigerated distribution facilities in operation (178.5 million located in Europe) through its investment in two unconsolidated subsidiaries.

     No assurance can be given that the current cost of funds available to ProLogis will be available in the future. Additionally, no assurance can be given that the expected trends in leasing rates and economic returns on acquired and developed properties will be realized. There are risks associated with ProLogis' development and acquisition activities which include future factors such as development and acquisition opportunities explored by ProLogis may be abandoned; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvement to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although ProLogis undertakes a thorough evaluation of the physical condition of each proposed investment before it is acquired, certain defects or necessary repairs may not be detected until after it is acquired, which could increase ProLogis' total acquisition cost. Risks include the occurrence of any of the events described above that could adversely affect ProLogis' ability to achieve its projected returns on acquisitions and projects under development and could hinder ProLogis' ability to make expected distributions to equity holders.


Results of Operations

     Six Months Ended June 30, 1998 and 1997

     Net earnings attributable to Common Shares increased by $11.6 million to $51.4 million for the first six months of 1998 from $39.8 million for the same period in 1997. The increase in net earnings resulted from:

  . an increase in net operating income from property operations (after deductions for depreciation), primarily the result of the increased number of distribution properties in operation in 1998 as compared to 1997;
  . an increase in other real estate income, primarily gains on dispositions of undepreciated properties and fees generated by ProLogis Development Services;
  . additional investments in refrigerated distribution businesses since June 30, 1997;
  . a net foreign exchange gain recognized during 1998; and, . a reduction in expenses resulting from the internalization of management transaction that occurred in September 1997.

     Interest expense, preferred share dividends and weighted-average Common Shares outstanding all increased for the first six months of 1998 as compared to the first six months of 1997, as additional debt and equity were used by ProLogis to finance its increased acquisition and development activities.

     Net earnings is expected to increase in subsequent periods due to the acquisition and development of additional operating properties. In addition, ProLogis anticipates that rental rates and occupancy levels will continue to increase in subsequent periods and that the activities of ProLogis Development Services will continue to generate other real estate income. ProLogis' investments in the refrigerated distribution businesses are also expected to have a positive effect on its results of operations in the future.

     Property Operations

     At June 30, 1998 ProLogis had 1,053 operating properties totaling 97.3 million of rentable square feet, an increase of 12.0 million square feet over June 30, 1997. This increase in operating properties resulted in an increase in property-level net operating income of $25.9 million as follows (in thousands):

                                                       Six Months Ended
                                                           June 30,
                                                     --------------------
                                                      1998         1997
                                                     --------    --------
     Rental income.................................. $162,918    $136,543
     Property operating expenses:
          Rental expenses...........................   13,300       9,513
          Property management fees paid to affiliate       --       3,312
                                                     --------    --------
     Net operating income........................... $149,618    $123,718
                                                     ========    ========

     Rental income increased by $26.4 million for the first six months of 1998 as compared to the same period in 1997. This increase is comprised from the following components:

  . properties acquired or developed during the first six months of 1998 contributed $1.2 million and $2.7 million of additional rental revenues, respectively;

  . properties acquired or developed during 1997 contributed $8.9 million and $11.1 million of additional rental revenues, respectively;

  . properties owned and operated at January 1, 1997 contributed $8.6 million of additional rental revenues; and,

  . properties that were in operation during the first six months of 1997 but have subsequently been disposed of reduced rental revenues for the first six months of 1998 by $6.1 million. Of the properties acquired or developed in 1997 and 1998, three have been disposed of as of June 30, 1998.

     Rental expenses, including property management fees paid to affiliate in 1997, net of recoveries from tenants, increased $475,000 for the first six months of 1998 over the same period in 1997. Gross expenses, before the deduction of amounts recovered from tenants, were approximately 25% of rental income for both of the six-month periods ended June 30, 1998 and 1997.

     ProLogis acquired its property management company from Security Capital, its largest shareholder, on September 9, 1997. The property management company managed approximately 96% of ProLogis' operating portfolio prior to the acquisition. As a result, ProLogis no longer pays a property management fee on the properties managed by this company. However, ProLogis has recognized the actual personnel and other operating costs associated with the property management function in rental expenses in 1998.

     ProLogis frequently acquires properties that are underleased and develops properties which are not fully leased at the start of construction, which reduces ProLogis' overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by ProLogis and 12 months after shell completion for properties developed by ProLogis) to achieve stabilized occupancy (typically 93%). ProLogis has been successful in increasing occupancies on acquired and developed properties during their initial months of operation resulting in an occupancy rate of 94.7% and a leased rate of 96.2% for stabilized properties owned at June 30, 1998. The average increase in rental rates for new and renewed leases on previously leased space (17.4 million square feet) during the first six months of 1998 was 14.5%. As leases are renewed or new leases are acquired, ProLogis expects most lease rates on renewals or new leases to increase in the remainder of 1998.

     Other Real Estate Income

     Other real estate income consists primarily of gains on the disposition of undepreciated properties and fees and other income received from corporate distribution facilities customers. Other real estate income is generated to a large extent by ProLogis Development Services. ProLogis Development Services develops corporate distribution facilities to meet specific customer requirements or contracts on a fee basis to develop distribution facilities for customers. Through its preferred stock ownership of ProLogis Development Services, ProLogis realizes substantially all economic benefits of these activities. ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities. ProLogis accounts for these loans as real estate investments, effectively consolidating the activities of ProLogis Development Services. Due to the timing of the completion of these development projects and the related dispositions, other real estate income recognized by ProLogis will vary on a quarterly basis.

     Income (Loss) from Unconsolidated Subsidiaries

     Income (loss) from unconsolidated subsidiaries relates to ProLogis' investments in 100% of the preferred stock of two companies, whose primary source of income is their respective investments in refrigerated distribution businesses. These investments, discussed in Note 3 to the Consolidated Financial Statements in Item 1, generated income as follows (in thousands):

                                                              Six Months Ended
                                                                  June 30,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
ProLogis Logistics (a):
Equity in earnings (loss).................................... $(2,628)   $   28
Management fee from CSI......................................     712       171
Interest income on note receivable from ProLogis Logistics...   4,438     1,347
                                                              -------    ------
                                                                2,522     1,546
                                                              -------    ------
Frigoscandia S.A. (b):
Equity in earnings (loss) (c)................................  (9,990)       --
Interest income on mortgage note receivable from
     Frigoscandia Limited UK.................................     525        --
Interest income on note receivable from Frigoscandia
     Holding AB..............................................  10,151        --
                                                              -------    ------
                                                                  686        --
                                                              -------    ------
                                                              $ 3,208    $1,546
                                                              =======    ======

_________________
(a)  ProLogis Logistics was acquired on April 24, 1997.

(b)  Frigoscandia S.A. was acquired on January 16, 1998.

(c) Frigoscandia S.A.'s loss for the six months ended June 30, 1998 includes $2.5 million of unrealized losses on the remeasurement of assets and liabilities based on the foreign exchange rates as of June 30, 1998.

     Foreign Exchange Gain

     The foreign exchange gain for the six months ended June 30, 1998 consists of a gain of $2,054,000 associated with forward exchange contracts and a gain of $9,000 related to remeasurement adjustments.

     On December 22, 1997, ProLogis entered into two separate contracts to (i) exchange $373.8 million for 2.9 billion Swedish krona, and (ii) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market at December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 and ProLogis recognized a net gain of $2.1 million. These foreign exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona was executed. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

     The remeasurement of intercompany assets and liabilities on the financial statements of ProLogis' consolidated foreign subsidiaries into their functional currency, as required by GAAP, resulted in a foreign exchange gain of $9,000 for the six months ended June 30, 1998. The gain was associated with the remeasurement of intercompany loans between the wholly-owned foreign subsidiary of ProLogis and its associated foreign subsidiaries.

     Interest Income

     Interest income for the first six months of 1998 increased $208,000 from the same period in 1997. The increase in interest income was primarily a result of higher average cash balances in the first six months of 1998 compared to the same period in 1997.

     Depreciation and Amortization

     The increase in depreciation and amortization expense of $9.7 million for the six months ended June 30, 1998 as compared to the same period in 1997 results primarily from the increase in operating properties in 1998. See "--Property Operations".

     Interest Expense

     Interest expense is summarized as follows (in thousands):

                                    Six Months Ended
                                        June 30,
                                   ------------------
                                    1998       1997
                                   ------------------
       Line of credit............  $ 7,593    $ 1,751
       Long-term debt............   30,036     25,753
       Mortgage notes payable....    2,690      2,825
       Securitized debt..........    1,449      1,542
       Assessment bonds payable..    1,167      1,192
       Capitalized interest......   (8,928)    (8,505)
                                   -------    -------
                                   $34,007    $24,558
                                   =======    =======

     Interest expense on line of credit borrowings increased $5.8 million for the first six months of 1998 over the same period in 1997 due primarily to a higher average outstanding balance ($219.1 million in 1998 compared to $42.2 million in 1997) partially offset by a lower weighted-average daily interest rate (6.60% in 1998 compared to 6.82% in 1997). Of the interest expense incurred in 1998, $2.7 million related to the $200 million bridge loan associated with the Frigoscandia AB acquisition in the first quarter of 1998, which was repaid on March 31, 1998. See "--Liquidity and Capital Resources--Investing and Financing Activities".

     Long-term debt interest increased by $4.3 million for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due primarily to the interest incurred in 1998 on a $100 million long-term debt issuance in July 1997.

     Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest increased by $423,000 in the first six months of 1998 over the first six months of 1997. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity.

General and Administrative Expense, Administrative Expense Services Fee and REIT
  Management Fee

     ProLogis acquired its REIT management company from Security Capital on September 9, 1997 and terminated the REIT Management Agreement. The REIT management fee previously paid to the REIT management company was replaced with the actual personnel and other operating costs associated with the REIT management function. These costs are recorded as general and administrative expenses in 1998. Direct and incremental costs related to successful development and leasing activities have been capitalized in accordance with GAAP.

     Upon consummation of this acquisition, ProLogis entered into an administrative services agreement ("ASA") with Security Capital for services which include, but are not limited to, payroll and human resources, cash management, accounts payable, MIS support and other computer services, research, investor relations and insurance, legal and tax administration. These services are provided in exchange for a fee equal to Security Capital's direct cost of providing the service plus an overhead factor of 20%, subject to a maximum of approximately $2.0 million for the period from September 9, 1997 to December 31, 1997 and $5.1 million for 1998.

     ASA fees for the six months ended June 30, 1998 aggregated $1.8 million, including $445,000 that has been recognized as rental expenses. Of the total ASA fees, $296,000 have been capitalized. The ASA, which expires on December 31, 1998, provides for automatic renewals of consecutive one-year terms, subject to approval by a majority of the independent members of the Board.

     Other Expense

     Other expenses, which increased by $56,000 for the six months ended June 30, 1998 over the six months ended June 30, 1997, consist of land holding costs and the write-off of previously capitalized pursuit costs. Land holding costs were $1,147,000 for the first six months of 1998 compared to $1,016,000 for the same period in 1997 and pursuit cost write-offs were $370,000 for the first six months of 1998 compared to $445,000 for the same period in 1997.

     Preferred Share Dividends

     The increase in preferred share dividends of $4.2 million for the six months ended June 30, 1998 over the same period in 1997 is primarily attributable to the issuance of Series D Preferred Shares in April 1998.
See "--Liquidity and Capital Resources--Investing and Financing Activities".

     Three Months Ended June 30, 1998 and 1997

     Net earnings attributable to Common Shares and its components for the three months ended June 30, 1998 compared to three months ended June 30, 1997 reflect changes similar to those discussed in the preceding paragraphs for comparison of the six months ended on the same dates. The changes for the three-month periods are substantially attributable to the same reasons discussed in the preceding paragraphs.

Liquidity and Capital Resources

     Overview

     ProLogis considers its liquidity and ability to generate cash from operations and financing to be adequate and expects it to continue to be adequate to meet its development, acquisition, operating and debt service needs as well as its shareholder distribution requirements.

     ProLogis expects to finance future activities with cash on hand, redeployment of proceeds from the disposition of selected properties, borrowings on its line of credit, issuance of limited partnership units, the assumption of existing mortgage debt, when applicable, long-term debt issuances and sales of Common Shares and preferred shares. The line of credit provides ProLogis with the ability to efficiently respond to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. At June 30, 1998 ProLogis had $158.4 million available for borrowing under the line of credit ($328.9 million available at August 10, 1998). Another source of future liquidity and financial flexibility is ProLogis' shelf-registered securities ($733.0 million available at August 10, 1998) which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms.

     Operating Activities

     Cash provided by operating activities increased by $16.1 million during the first six months of 1998 as compared to the first six months of 1997 ($100.4 million in 1998 and $84.3 million in 1997). This increase is primarily the result of the increased number of operating properties in 1998 over 1997. See "--Results of Operations--Property Operations".

     Investing and Financing Activities

     ProLogis funds its current investment needs primarily with line of credit borrowings, which are subsequently repaid with proceeds from sales of debt and equity securities. ProLogis' investment activities used approximately $531.0 million and $267.4 million of cash during the first six months of 1998 and 1997, respectively. ProLogis' financing activities provided net cash flow of $468.9 million and $187.9 million during the first six months of 1998 and 1997, respectively. Cash distributions paid on Common Shares were $72.6 million and $51.3 million for the six months ended June 30, 1998 and 1997, respectively, which have been substantially funded by cash generated from operating activities.

     Investments in real estate, net of proceeds from dispositions, used cash of $240.3 million during the first six months of 1998 and $192.3 million during the first six months of 1997. ProLogis' cash investment in ProLogis Logistics and related subsidiaries was $76.7 million during the first six months of 1998 and $75.2 million during the first six months of 1997. During 1998, ProLogis' net cash investment in Frigoscandia S.A. and related subsidiaries aggregated $214.0 million.

     ProLogis' primary financing activities in the first six months of 1998 were: (i) the sale of Series D Preferred Shares generating net proceeds of $241.7 million; (ii) the sale of Common Shares (including sale of Common Shares under the share purchase plan) generating net proceeds of $130.6 million; (iii) net borrowings on ProLogis' lines of credit of $216.6 million; and, (iv) proceeds from a short-term bridge loan from NationsBank of $200 million (used primarily to finance the acquisition of Frigoscandia AB), which was repaid on March 31, 1998 after Frigoscandia Holding AB obtained third-party financing.

     ProLogis' primary financing activities during the first six months of 1997 were: (i) the issuance of long-term debt generating net proceeds of $99.1 million; (ii) the sale of Common Shares (including the sale of Common Shares under the share purchase plan) generating net proceeds of $80.7 million; and,
(iii) net borrowings on ProLogis' lines of credit of $91.5 million.

     On July 20, 1998, ProLogis completed a $250 million offering of debt securities due July 15, 2006 with a coupon rate of 7.05%. The securities were issued at a discount resulting in a yield to maturity of 7.08%. Net proceeds from the offering were approximately $247.6 million, net of underwriters' commissions and other costs. The proceeds were used to repay borrowings on ProLogis' line of credit.

     Line of Credit

     On August 11, 1998, ProLogis entered into an amended and restated credit agreement with NationsBank that provides for a $350 million unsecured revolving line of credit. The new agreement, which replaces the credit agreement in effect at June 30, 1998, provides for interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior debt ratings. In addition, ProLogis pays certain annual fees. Under a competitive bid option contained in the new line of credit agreement, ProLogis may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $100 million of borrowings. The line of credit matures on May 1, 2000 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. All borrowings on the line of credit are subject to certain covenants similar to those contained in the previous line of credit agreement.

     In addition, ProLogis has a $25 million short-term, unsecured discretionary line of credit with NationsBank that provides for additional flexibility through same day borrowings and more efficient cash management.

     Derivative Financial Instruments

     ProLogis utilizes derivative instruments in anticipation of future financing transactions in order to manage well defined interest rate risk. Through hedging, ProLogis can effectively manage the risk of increases in interest rates on future debt issuances. In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which have been renewed past the original termination dates. The agreements currently in effect are:

  . a forward treasury lock agreement with a notional amount of $75 million that terminates on August 31, 1998 and effectively locks in the 30-year treasury rate that can be used to price a future long-term debt issue at 6.36%; and,

  . a swap agreement with a notional amount of $75 million that terminates on August 28, 1998 and carries a fixed rate of 6.754%.

     At June 30, 1998, based on quoted market prices, the fair value of the forward treasury lock agreement was a loss of approximately $7.6 million and the fair value of the swap agreement was a loss of approximately $6.9 million.

     ProLogis intends to also utilize derivative instruments in order to manage currency risk exposure associated with foreign currency denominated purchase contracts and income in excess of interest expense. ProLogis had no open foreign currency contracts as of June 30, 1998. In future periods, ProLogis will consider using selective currency hedges through foreign exchange forwards or options in order to minimize on-going currency gains and losses.

     Commitments

     At June 30, 1998, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 6.5 million square feet in various target markets with an acquisition cost of $289.1 million. Through July 31, 1998, ProLogis had completed the acquisition of 811,000 square feet at an acquisition cost of $47.5 million of properties subject to these contingent contracts. In addition, ProLogis had a letter of intent to acquire an industrial distribution development company located in the United Kingdom for approximately $160 million. This acquisition would be made through the formation of a subsidiary, of which ProLogis would own 100% of the preferred stock and recognize substantially all economic benefits of its activities. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that any of them will be consummated. In addition, at June 30, 1998, ProLogis had $429.7 million of budgeted development cost for developments in process, of which $248.2 million was unfunded.

     ProLogis' current distribution policy is to pay quarterly distributions to shareholders based upon what it considers to be a reasonable percentage of cash flow and at the level that will allow ProLogis to continue to qualify as a REIT for tax purposes. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly distributions are expected to be consistently higher than quarterly earnings.

     Pursuant to the terms of the Series A Preferred Shares, the Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares (the "Preferred Shares"), ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares.

     Funds from Operations

     Funds from operations attributable to Common Shares increased $36.2 million to $111.1 million for the first six months of 1998 from $74.9 million for the same period in 1997.

     Funds from operations represent ProLogis' net earnings (computed in accordance with GAAP) before minority interest, before gains or losses on disposition of depreciated real estate, before gains or losses on the remeasurement of assets and liabilities on the financial statements of ProLogis' foreign subsidiary and before deferred tax benefits or deferred tax expenses of ProLogis' taxable subsidiaries, plus real estate depreciation and amortization (exclusive of amortization of loan costs). ProLogis believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of ProLogis to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by ProLogis, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measure of other REITs which do not compute funds from operations in a manner consistent with ProLogis. Funds from operations is not intended to represent cash made available to shareholders. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ProLogis' operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from operations were as follows (in thousands):

                                                              Six Months Ended,
                                                                  June 30,
                                                             -------------------
                                                               1998       1997
                                                             ---------  --------
Net earnings attributable to Common Shares.................  $ 51,397   $39,786
  Add (Deduct):
     Depreciation and amortization, including ProLogis'
       share from unconsolidated subsidiaries..............    63,132    37,024
     Minority interest.....................................     2,054     1,835
     ProLogis' share of deferred tax benefit of
       unconsolidated subsidiaries.........................    (1,596)       --
     Gain on disposition of depreciated real estate........    (4,278)   (3,773)
     Non-recurring foreign currency exchange gain..........    (2,054)       --
     Net foreign exchange loss on remeasurement of assets
       and liabilities, including ProLogis' share from
       unconsolidated subsidiary...........................     2,444        --
                                                             --------   -------
Funds from operations attributable to Common Shares........  $111,099   $74,872
                                                             ========   =======

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to Vote of Securities Holders

     At a meeting on June 30, 1998, the shareholders of ProLogis elected the following Trustees to office (of the total 122,906,567 shares outstanding on the record date of May 4, 1998, 108,510,994 shares were voted at the meeting):

  . 108,395,430 shares were voted for the election of Mr. Stephen L. Feinberg as a Class II Trustee to serve until the annual meeting of shareholders in the year 2001, 115,564 shares withheld; and,

  . 108,385,269 shares were voted for the election of Mr. Donald P. Jacobs as a Class II Trustee to serve until the annual meeting of shareholders in the year 2001, 125,725 shares withheld.

     In addition, ProLogis' shareholders approved an amendment to the Declaration of Trust which changed the company's name from Security Capital Industrial Trust to ProLogis Trust and increased the number of authorized shares of beneficial interest from 180,000,000 to 230,000,000 with 102,500,015 shares in favor, 5,986,823 shares withheld and 24,156 shares abstaining.

Item 5. Other Information

     On May 29, 1998, ProLogis' shelf registration statement was declared effective by the Securities and Exchange Commission regarding the offering from time to time of $800 million in one or more series of its debt securities, preferred shares of beneficial interest and common shares of beneficial interest. As of August 10, 1998, ProLogis has approximately $733 million in securities available to be issued under its shelf registration statement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1 Articles of Amendment of Amended and Restated Declaration of Trust of ProLogis Trust
3.2 Articles Supplementary Rights of Series A Junior Participating Preferred Shares of ProLogis Trust
3.3 Certificate of Amendment of Amended and Restated Declaration of Trust of Security Capital Industrial Trust
10.1 Amended and Restated Credit Agreement, dated as of August 12, 1998, between ProLogis and NationsBank, N.A., as agent bank
12.1 Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed
     Charges and Preferred Share Dividends
15.2 Letter from Arthur Andersen LLP regarding unaudited financial information dated August 13, 1998
27   Financial Data Schedule

(b) Reports on Form 8-K:

                                               Financial
            Date         Item Reported        Statements
            ----         -------------        ----------
       April 13, 1998        5,7                  No
       April 28, 1998        5,7                  No
       April 30, 1998        5,7                  Yes

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PROLOGIS TRUST



                                          /s/  M. GORDON KEISER
                                 --------------------------------------------
                                               M. Gordon Keiser
                                             Senior Vice President
                                         (Principal Financial Officer)




                                           /s/  EDWARD F. LONG
                                 --------------------------------------------
                                               Edward F. Long
                                       Vice President and Controller
                                       (Principal Accounting Officer)


Date:  August 13, 1998