Form 10-Q
period 1998-09-30
PROLOGIS TRUST
filed 1998-11-16
CIK 899881

===============================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q
                                 ---------------

          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No _____

     The number of shares outstanding of the Registrant's common stock as of November 12, 1998 was 123,325,496.



================================================================================

                                 PROLOGIS TRUST

                                      INDEX

                                                                                                                     Page
                                                                                                                   Number(s)
                                                                                                                   ---------

PART I.  Financial Information

     Item 1.    Consolidated Financial Statements:
                Consolidated Balance Sheets--September 30, 1998 and December 31, 1997............................     3
                Consolidated Statements of Income and Comprehensive Income--Three
                    and nine months ended September 30, 1998 and 1997...........................................      4
                Consolidated Statements of Cash Flows--Nine months ended September 30, 1998
                    and 1997....................................................................................      5
                Notes to Consolidated Financial Statements......................................................    6 - 16
                Report of Independent Public Accountants........................................................      17

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.......................................................................    18 - 32

Part II.  Other Information

     Item 4.    Submission of Matters to a Vote of Securities Holders...........................................      33

     Item 5.    Other Information...............................................................................      33

     Item 6.    Exhibits and Reports on Form 8-K................................................................      33


                                 PROLOGIS TRUST

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)



                                     ASSETS
                                     ------
                                                                                            September 30,    December 31,
                                                                                               1998             1997
                                                                                            (Unaudited)       (Audited)
                                                                                          --------------    -------------

Real estate...........................................................................    $    3,483,817    $   3,006,236
     Less accumulated depreciation....................................................           231,526          171,525
                                                                                          --------------    -------------
                                                                                               3,252,291        2,834,711
Investments in and advances to unconsolidated subsidiaries............................           525,138           86,139
Cash and cash equivalents.............................................................            31,650           25,009
Accounts receivable...................................................................            18,266           12,554
Other assets..........................................................................            96,783           75,540
                                                                                          --------------    -------------
                  Total assets........................................................    $    3,924,128    $   3,033,953
                                                                                          ==============    =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

Liabilities:
     Lines of credit..................................................................    $      159,500    $          --
     Short-term borrowings............................................................           150,000               --
     Long-term debt...................................................................           958,586          724,052
     Mortgage notes payable...........................................................            90,460           87,937
     Securitized debt.................................................................            32,470           33,197
     Assessment bonds payable.........................................................            11,604           11,894
     Accounts payable and accrued expenses............................................           103,492           62,850
     Construction payable.............................................................            26,976           27,221
     Due to affiliate.................................................................             1,546            1,138
     Distributions payable............................................................                --           33,449
     Other liabilities................................................................            23,884           22,174
                                                                                          --------------    -------------
                  Total liabilities...................................................         1,558,518        1,003,912
                                                                                          --------------    -------------

Commitments and contingencies
Minority interest.....................................................................            51,358           53,304
Shareholders' equity:
     Series A preferred  shares;  $0.01 par value;  5,400,000  shares issued and outstanding at September 30, 1998 and December 31, 1997; stated
         liquidation preference of $25 per share......................................           135,000          135,000
     Series B Convertible preferred shares; $0.01 par value; 7,797,000 shares issued and  outstanding  at  September  30, 1998 and  8,000,300  shares issued  and  outstanding  at  December  31,  1997;  stated  liquidation
         preference of $25 per share..................................................           194,925          200,008
     Series C preferred shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 1998 and December 31, 1997; stated
         liquidation preference of $50 per share......................................           100,000          100,000
     Series D preferred shares; $0.01 par value; 10,000,000 shares issued and outstanding at September 30, 1998; stated liquidation preference of
         $25 per share................................................................           250,000               --
     Common shares of beneficial interest; $0.01 par value; 123,091,696 shares issued and outstanding at September 30, 1998 and 117,364,148
         shares issued and outstanding at December 31, 1997...........................             1,231            1,174
     Additional paid-in capital.......................................................         1,899,342        1,773,465
     Employee share purchase notes....................................................           (25,660)         (27,186)
     Accumulated other comprehensive income...........................................               307              (63)
     Distributions in excess of net earnings..........................................          (240,893)        (205,661)
                                                                                          --------------    -------------
                  Total shareholders' equity..........................................         2,314,252        1,976,737
                                                                                          --------------    -------------
                  Total liabilities and shareholders' equity..........................    $    3,924,128    $   3,033,953
                                                                                          ==============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME

                                   (Unaudited)
                      (In thousands, except per share data)


                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,               September 30,
                                                                          -----------------------    ------------------------
                                                                             1998         1997          1998          1997
                                                                          ----------   ----------    ----------    ----------
Income:
     Rental income......................................................  $   88,687   $   72,376    $  251,605    $  208,919
     Other real estate income...........................................       3,538        3,756        10,542         9,446
     Income (loss) from unconsolidated subsidiaries.....................      (1,278)         711         1,930         2,257
     Foreign exchange gains, net........................................       3,273           --         5,336            --
     Interest income....................................................         687          303         2,012         1,420
                                                                          ----------   ----------    ----------    ----------
                 Total income...........................................      94,907       77,146       271,425       222,042
                                                                          ----------   ----------    ----------    ----------
Expenses:
     Rental  expenses,  net  of  recoveries  of  $14,459  and
         $10,567  for  the three-month  periods in 1998 and 1997,
         respectively,  and  $42,686 and $31,089 for the nine-month
         periods in 1998 and 1997, respectively.........................       7,158        5,554        20,458        15,709
     Property management fees paid to affiliate, net of recoveries of
         $1,014 for the three-month period in 1997 and $3,870 for
         the nine-month period in 1997..................................          --        1,151            --         3,821
     General and administrative.........................................       5,168        1,560        14,060         2,247
     Administrative services fee paid to affiliate......................         545          288         1,566           288
     REIT management fee paid to affiliate..............................          --        4,957            --        17,791
     Depreciation and amortization......................................      26,950       21,217        73,684        58,241
     Interest rate hedge expense........................................      27,652           --        27,652            --
     Interest...........................................................      18,448       14,630        52,455        39,188
     Costs incurred in acquiring management companies from
         affiliate......................................................          --       75,376            --        75,376
     Other..............................................................       2,579          776         4,096         2,237
                                                                          ----------   ----------    ----------    ----------
                 Total expenses.........................................      88,500      125,509       193,971       214,898
                                                                          ----------   ----------    ----------    ----------

Net earnings (loss) before minority interest and gain on disposition
     of real estate.....................................................       6,407      (48,363)       77,454         7,144
Minority interest share in net earnings.................................       1,047          928         3,101         2,763
                                                                          ----------   ----------    ----------    ----------

Net earnings (loss) before gain on disposition of real estate...........       5,360      (49,291)       74,353         4,381
Gain on disposition of real estate......................................          --        2,756         4,278         6,529
                                                                          ----------   ----------    ----------    ----------

Net earnings (loss).....................................................       5,360      (46,535)       78,631        10,910
Less preferred share dividends..........................................      13,669        8,829        35,543        26,488
                                                                          ----------   ----------    ----------    ----------

Net earnings (loss) attributable to Common Shares.......................      (8,309)     (55,364)       43,088       (15,578)

Other comprehensive income:
     Foreign currency translation adjustments...........................         308           --           370            --
                                                                          ----------   ----------    ----------    ----------
Comprehensive income....................................................  $   (8,001)  $  (55,364)   $   43,458    $  (15,578)
                                                                          ==========   ==========    ==========    ==========

Weighted-average Common Shares outstanding - basic......................     123,045      100,033       121,183        97,948
                                                                          ==========   ==========    ==========    ==========

Weighted-average Common Shares outstanding - diluted....................     123,045      100,033       121,421        97,948
                                                                          ==========   ==========    ==========    ==========

Per share net earnings (loss) attributable to Common Shares:
     Basic..............................................................  $   (0.07)   $   (0.55)    $     0.36    $   (0.16)
                                                                          =========    =========     ==========    ==========

     Diluted............................................................  $   (0.07)   $   (0.55)    $     0.35    $   (0.16)
                                                                          =========    =========     ==========    ==========

Distributions per Common Share..........................................  $  0.3183    $  0.2675     $   0.9216    $   0.8025
                                                                          =========    =========     ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                          -------------------------------
                                                                                               1998              1997
                                                                                          --------------    -------------
Operating activities:
     Net earnings.....................................................................    $       78,631    $      10,910
     Minority interest................................................................             3,101            2,763
     Adjustments to reconcile net earnings to net cash flow provided by operating activities:
         Depreciation and amortization................................................            73,684           58,241
         Gain on disposition of real estate...........................................            (4,278)          (6,529)
         Costs incurred in acquiring management companies from affiliate..............                --           75,376
         Rent leveling................................................................            (4,170)          (3,772)
         Equity in earnings of unconsolidated subsidiaries............................             7,293               --
         Foreign exchange gain........................................................            (5,471)              --
         Amortization of deferred loan costs..........................................             1,303            1,528
         Interest rate hedge expense..................................................            27,652               --
     Increase in net amount due from affiliate........................................                --           (2,267)
     Increase in accounts receivable and other assets.................................           (24,909)         (11,786)
     Increase in accounts payable and accrued expenses................................            19,366           15,720
     Increase/(decrease) in other liabilities.........................................             1,710             (168)
     Increase in amount due to affiliate..............................................               408               --
                                                                                          --------------    -------------
              Net cash flow provided by operating activities..........................           174,320          140,016
                                                                                          --------------    -------------

Investing activities:
     Real estate investments..........................................................          (520,611)        (393,416)
     Investments in and advances to unconsolidated subsidiaries.......................          (446,292)         (41,769)
     Tenant improvements and lease commissions........................................            (8,905)         (11,086)
     Recurring capital expenditures...................................................            (4,226)          (3,659)
     Proceeds from dispositions of real estate........................................            64,222          111,838
                                                                                          --------------    -------------
              Net cash flow used in investing activities..............................          (915,812)        (338,092)
                                                                                          --------------    -------------

Financing activities:
     Proceeds from sale of Common Shares, net of expenses.............................           130,460          205,843
     Proceeds from sale of preferred shares, net of expenses..........................           241,705               --
     Proceeds from dividend reinvestment and share purchase plan......................               399              304
     Repurchase of Common Shares......................................................              (181)              --
     Proceeds from issuance of long-term debt.........................................           249,462          199,772
     Debt issuance costs incurred.....................................................            (2,689)          (2,477)
     Payments on long-term debt.......................................................           (15,000)              --
     Proceeds from interest rate contracts............................................                --            1,894
     Loss on foreign currency hedge...................................................            (4,322)              --
     Distributions paid on Common Shares..............................................          (111,769)         (77,459)
     Distributions paid to minority interest holders..................................            (4,764)          (4,245)
     Dividends paid on preferred shares...............................................           (35,543)         (26,488)
     Proceeds from lines of credit and short-term borrowings..........................         1,237,325          358,391
     Payments on lines of credit and short-term borrowings............................          (927,825)        (396,991)
     Regularly scheduled principal payments on mortgage notes payable.................            (3,714)          (3,451)
     Balloon principal payments made upon maturity....................................            (5,411)         (14,804)
                                                                                          --------------    -------------
              Net cash flow provided by financing activities..........................           748,133          240,289
                                                                                          --------------    -------------

Net increase in cash and cash equivalents.............................................             6,641           42,213
Cash and cash equivalents, beginning of period........................................            25,009            4,770
                                                                                          --------------    -------------

Cash and cash equivalents, end of period..............................................    $       31,650    $      46,983
                                                                                          ==============    =============

Noncash investing  and financing  activities:
     In conjunction  with real estate acquired:
         Assumption of existing mortgage notes payable................................    $       10,631    $      12,591
         Issuance of Common Shares....................................................                --            1,000
     In conjunction with the acquisition of management companies:
         Issuance of Common Shares to affiliate.......................................                --           79,840
         Tangible net assets acquired from affiliate..................................                --           (4,464)
     Notes received for Common Shares issued under employee share purchase plan.......                --           27,345
     Foreign currency translation adjustments.........................................               370               --
     Conversion of limited partnership units into Common Shares.......................               302               --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)


1.   General:

         The consolidated financial statements of ProLogis Trust ("ProLogis"), formerly Security Capital Industrial Trust, as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with ProLogis' December 31, 1997 audited consolidated financial statements contained in ProLogis' 1997 Annual Report on Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Name Change

         The company changed its name to ProLogis Trust effective July 1, 1998. The name change is intended to create stronger name recognition among its customers as ProLogis expands globally. ProLogis has recognized $1.5 million of expenses associated with the name change for the three and nine months ended September 30, 1998.

       Foreign Currency Gains and Losses

         For foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated at the exchange rates in effect at the end of the period and income statement accounts are translated at the average exchange rates for the periods. Translation gains and losses are a component of other comprehensive income and are recognized in shareholders' equity.

                                 PROLOGIS TRUST

         For foreign subsidiaries who have transactions denominated in currencies other than their functional currency, nonmonetary assets and liabilities at the end of the period are remeasured at historical rates, monetary assets and liabilities at the end of the period are remeasured at the exchange rates in effect at the end of the period and income statement accounts are remeasured at average exchange rates for the period. The remeasurement gains and losses of such foreign subsidiaries are included in the consolidated results of operations as foreign exchange gains or losses. ProLogis recognized gains from remeasurement of $3.4 million for both the three-month and the nine-month periods ended September 30, 1998.

         Transaction gains or losses occur when a transaction, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. ProLogis recognized a foreign currency transaction loss of $0.1 million for both the three-month and the nine-month periods ended September 30, 1998.

        Comprehensive Income

         On January 1, 1998, ProLogis adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The adoption of this standard did not have a significant impact on the consolidated financial position, results of operations or financial statement disclosures of ProLogis. Other comprehensive income in the accompanying Consolidated Statements of Income and Comprehensive Income represents a net unrealized gain on foreign currency translation adjustments. This unrealized gain has been recognized as a component of shareholders' equity with no impact to net earnings (loss).

        Per Common Share Data

     ProLogis adopted SFAS No. 128, "Earnings Per Share" in December 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The adoption of SFAS No. 128 did not result in a restatement of previously reported earnings per share data.

         The weighted-average number of common shares of beneficial interest, par value $0.01 per share ("Common Shares"), outstanding during the year is used to calculate basic earnings per Common Share. Diluted earnings per Common Share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that would then share in earnings. See Note 8.

        Accounting for Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is allowed. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value. Management is evaluating the effects, if any, this pronouncement will have on ProLogis' consolidated financial position, results of operations and financial statement disclosures.

                                 PROLOGIS TRUST

        Reclassifications

         Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.   Real Estate:

        Investments in Real Estate

         ProLogis' investments in real estate, at cost, were as follows (in thousands):

                                                                                  September 30,     December 31,
                                                                                      1998             1997
                                                                                  -------------     ------------

         Improved land......................................................      $    476,491      $    420,019
         Buildings and improvements.........................................         2,593,464         2,233,585
         Properties under development (including cost of land)..............           218,892           180,268
         Land held for development..........................................           171,250           159,645
         Capitalized preacquisition costs...................................            23,720            12,719
                                                                                  ------------      ------------
                  Total real estate                                                  3,483,817         3,006,236
         Less accumulated depreciation......................................           231,526           171,525
                                                                                  ------------      ------------

                  Net real estate...........................................      $  3,252,291      $  2,834,711
                                                                                  ============      ============

         Capitalized preacquisition costs include $4.8 million and $3.6 million of funds on deposit with title companies as of September 30, 1998 and December 31, 1997, respectively, for property acquisitions.

         In addition to the September 30, 1998  construction  payable accrual of
$27.0  million,   ProLogis  has  unfunded   commitments  on  its  contracts  for
developments under construction totaling $210.8 million.

        ProLogis Development Services

         ProLogis Development Services Incorporated ("ProLogis Development Services") develops corporate distribution facilities to meet customer requirements or contracts on a fee basis to develop distribution facilities for customers. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities. The activities of ProLogis Development Services have been consolidated with ProLogis' activities and all intercompany balances have been eliminated.

         As of September 30, 1998, the outstanding balances of development and mortgage loans made by ProLogis to ProLogis Development Services for the purchase of distribution facilities and land for distribution facility development aggregated $233.1 million. The gains recognized on disposition of undepreciated property by ProLogis Development Services and the fees generated by ProLogis Development Services are reflected as other real estate income by ProLogis.

                                 PROLOGIS TRUST

3.   Unconsolidated Subsidiaries:

         Investments in and advances to unconsolidated subsidiaries were as follows (in thousands):

                                                                                         September 30,     December 31,
                                                                                             1998              1997
                                                                                        -------------     -------------

     Insight.........................................................................   $       1,513     $         500
                                                                                        -------------     -------------

     ProLogis Logistics:
         Investment..................................................................          13,414             7,404
         Note receivable.............................................................         125,642            75,207
         Accrued interest and other receivables......................................           5,988             3,028
                                                                                        -------------     -------------
                                                                                              145,044            85,639
                                                                                        -------------     -------------
     Frigoscandia S.A.:
         Investment..................................................................           1,228                --
         Note receivable from Frigoscandia S.A.......................................          80,000                --
         Note receivable from Frigoscandia Holding AB................................         101,919                --
         Mortgage note receivable from Frigoscandia Limited UK.......................          30,000                --
         Accrued interest and other receivables......................................           6,168                --
                                                                                        -------------     -------------
                                                                                              219,315                --
     Kingspark S.A.:
         Investment..................................................................          14,174                --
         Note receivable from Kingspark S.A..........................................         118,893                --
         Mortgage note receivable from ProLogis Kingspark............................          19,524                --
         Accrued interest and other receivables......................................           6,675                --
                                                                                        -------------     -------------
                                                                                              159,266                --
                                                                                        -------------     -------------
                  Total..............................................................   $     525,138     $      86,139
                                                                                        =============     =============


        Insight

         ProLogis Development Services has a 23.1% ownership interest in Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company. ProLogis Development Services is committed to investing an additional $1,000,000 in Insight through July 1, 1999, which would bring its ownership interest to 33.3%. This investment is accounted for on the equity method. ProLogis recognized $13,000 of income from its investment in Insight for the three and nine months ended September 30, 1998. Prior to July 1, 1998, this investment was accounted for on the cost method.

        ProLogis Logistics

         ProLogis owns 100% of the preferred stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics"). ProLogis Logistics owns 100% of a refrigerated distribution company, CS Integrated LLC ("CSI"). Prior to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. At September 30, 1998, ProLogis had invested $20.1 million in the preferred stock of ProLogis Logistics. At September 30, 1998, CSI owns or operates refrigerated distribution facilities aggregating 96.0 million cubic feet.

                                 PROLOGIS TRUST

          The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes substantially all economic benefits of ProLogis Logistics and its subsidiaries.

         At September 30, 1998, ProLogis had a $125.6 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 10% per annum and matures on April 24, 2002. Interest payments on the note are due annually. The interest rate on the note was reduced to 8% per annum effective November 1, 1998.

         ProLogis accounts for its investment in ProLogis Logistics on the equity method. ProLogis recognized income (including interest income on the notes receivable and a management fee payable from CSI) from its investment in ProLogis Logistics of $2.2 million and $0.7 million for the three months ended September 30, 1998 and 1997, respectively, and $4.7 million and $2.3 million for the nine months ended September 30, 1998 and 1997, respectively.

        Frigoscandia S. A.

         On January 16, 1998, ProLogis invested in 100% of the preferred stock of Frigoscandia S.A., a Luxembourg company, which acquired a refrigerated distribution company headquartered in Sweden for $400.3 million on the same date. The acquired company, Frigoscandia AB, is 100% owned by Frigoscandia Holding AB. Frigoscandia Holding AB is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. At September 30, 1998, Frigoscandia AB, which operates in nine European countries, owns 192.1 million cubic feet of refrigerated distribution facilities. At September 30, 1998, ProLogis had invested $20.0 million in the preferred stock of Frigoscandia S.A. Prior to September 30, 1998, the common stock of Frigoscandia S.A. was owned by Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder. On that date, the common stock of Frigoscandia S.A. was sold to a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes substantially all economic benefits of the activities of Frigoscandia S. A. and its subsidiaries.

         At September 30, 1998, ProLogis had a $101.9 million note receivable from Frigoscandia Holding AB and an $80.0 million note receivable from Frigoscandia S.A. These unsecured notes bear interest at 8% per annum and are due on demand. The interest rate on these notes was reduced to the federal funds rate effective November 1, 1998 (5.06% at November 12, 1998). Additionally, at September 30, 1998, ProLogis had a $30.0 million mortgage note receivable from Frigoscandia Limited UK, a subsidiary of Frigoscandia AB. The mortgage note receivable, which provides for interest at 7% per annum and matures on March 20, 2018, is secured by refrigerated distribution properties.

         ProLogis accounts for its investment in Frigoscandia S.A. on the equity method. ProLogis recognized a loss of $4.7 million and $4.0 million for the three and nine months periods ended September 30, 1998, respectively, (including interest income on the mortgage note and note receivable) from its investment in Frigoscandia S.A.

         Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $200 million. The loan bears interest at each currency's LIBOR rate plus 0.55%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

                                 PROLOGIS TRUST

        Kingspark S.A.

         On August 14, 1998, ProLogis invested in 100% of the preferred stock of Kingspark Holding S.A. ("Kingspark S.A."), a Luxembourg company, which acquired an industrial real estate development company, Kingspark Group Holdings Limited ("ProLogis Kingspark"), operating in the United Kingdom, for $136.0 million. At September 30, 1998, Kingspark had 0.3 million square feet of operating properties, 0.2 million square feet of properties under development and 1.0 million square feet of properties being developed under construction management agreements. Additionally, ProLogis Kingspark owns 391 acres and controls 1,703 acres of land through letter of intent or contingent contract for future development of 36.6 million square feet of distribution facilities. At September 30, 1998, ProLogis had invested $14.3 in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is currently owned by Security Capital. However, Security Capital has indicated that it plans to sell the common stock. ProLogis recognizes substantially all economic benefits of the activities of Kingspark S.A. and ProLogis Kingspark.

         At September 30, 1998, ProLogis had a $118.9 million note receivable from Kingspark S.A. The unsecured note bears interest at 8% per annum and is due on demand. Also at September 30, 1998, ProLogis had a $19.5 million mortgage note receivable from ProLogis Kingspark which bears interest at 8% per annum and is secured by a land parcel.

         ProLogis accounts for its investment in Kingspark S.A. on the equity method. ProLogis recognized $1.2 million of income in the third quarter of 1998 (including interest income on the mortgage note and note receivable) from its investment in Kingspark S.A.

4.    Borrowings:

        Lines of Credit

         On August 11, 1998, ProLogis entered into an amended and restated credit agreement with NationsBank, N.A. ("NationsBank") as agent for a bank group that provides for a $350 million unsecured revolving line of credit. The new agreement provides for interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior debt ratings. In addition, ProLogis pays certain annual fees. Under a competitive bid option contained in the new line of credit agreement, ProLogis may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $100 million of borrowings. The line of credit matures on May 1, 2000 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. All borrowings under the line of credit are subject to certain covenants. At September 30, 1998, ProLogis was in compliance with all covenants contained in the credit agreement. ProLogis had $135.0 million of borrowings outstanding on the line of credit at September 30, 1998.

         In addition, ProLogis has a $25 million short-term unsecured discretionary line of credit with NationsBank that matures on January 1, 1999. The rate of interest and the maturity date of each advance on this line of credit are determined by agreement between ProLogis and NationsBank at the time of each advance. At September 30, 1998, there were $24.5 million of borrowings outstanding on this credit facility.

                                 PROLOGIS TRUST

        Short-term Borrowings

         ProLogis entered into a credit agreement with NationsBank on September 11, 1998. The agreement provides for a term loan of $150.0 million due November 30, 1998. Borrowings on the term loan bear interest at LIBOR plus 0.90% and are subject to the covenants contained in the amended and restated credit agreement with NationsBank. At September 30, 1998, ProLogis was in compliance with all such covenants.

        Long-term Debt Offerings

     ProLogis completed two offerings of debt securities in 1998 (including one offering subsequent to September 30, 1998) as follows:

         o On July 20, 1998, $250 million of debt securities due July 15, 2006 (the "2006 Notes") with an interest rate of 7.05%. The 2006 Notes were sold at a discount resulting in a yield to maturity of 7.08%. Net proceeds of the offering were $247.6 million, net of underwriters' commissions and other costs.
         o On October 9, 1998, $125 million of debt securities due October 1, 2003 (the "2003 Notes") with an interest rate of 7.0%. The securities were issued at par. Net proceeds of the offering were approximately $124.0 million, net of underwriters' commissions and other costs.

         The securities issued as a result of these offerings are direct, senior unsecured obligations of ProLogis and rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. Interest is payable semiannually in arrears. The securities are redeemable at any time at the option of ProLogis, in whole or in part, at a redemption price equal to the principal amount of the securities being redeemed plus accrued interest thereon to the redemption date plus a make-whole amount, if any. The securities are governed by the terms and provisions of the indenture applicable to ProLogis' other debt securities.

        Interest Expense

         For the nine months ended September 30, 1998 and 1997, interest expense on all borrowings was $52.5 million and $39.2 million, respectively, which was net of capitalized interest of $14.8 million and $12.9 million, respectively. The total interest paid in cash was $67.6 million and $45.2 million for the nine months ended September 30, 1998 and 1997, respectively.

5.   Minority Interest:

         Minority interest represents limited partners' interests in five real estate partnerships controlled by ProLogis (Red Mountain Joint Venture, ProLogis Limited Partnership-I, ProLogis Limited Partnership-II, ProLogis Limited Partnership-III, and ProLogis Limited Partnership-IV). At September 30, 1998, a total of 5,069,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. For the nine months ended September 30, 1998, distributions of $4.8 million were made to the minority interest limited partners. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of these partnerships are included in ProLogis' consolidated financial statements and the third party investors' interests in the partnerships are reflected as minority interest.

                                 PROLOGIS TRUST

         During the nine months ended September 30, 1998, ProLogis increased its ownership in one partnership, ProLogis Limited Partnership-IV, from 96.36% to 97.66% by contributing additional funds to the partnership in conjunction with tax deferred exchanges of real estate. The additional contribution aggregated $4.2 million.

6.   Distributions and Dividends:

       Common Share Distributions

         On March 5, 1998, the Board increased ProLogis' annual distribution to $1.24 per Common Share from $1.14 per Common Share. ProLogis paid quarterly distributions of $0.285 per Common Share on February 24, 1998 and $0.3183 per Common Share on May 26, 1998 and August 25, 1998. On October 15, 1998, the Board declared a quarterly distribution of $0.3183 per Common Share payable on November 24, 1998 to shareholders of record on November 10, 1998.

       Preferred Share Dividends

         During 1998, ProLogis paid quarterly dividends of:

     o $0.5875 per cumulative redeemable Series A preferred share on March 31, 1998, June 30, 1998 and September 30, 1998;
     o $0.4375 per cumulative convertible Series B preferred share on March 31, 1998, June 30, 1998 and September 30, 1998;
     o $1.0675 per cumulative redeemable Series C preferred share on March 31, 1998, June 30, 1998 and September 30, 1998; and,
     o $0.43 per cumulative redeemable Series D preferred share on a prorated basis for the period from April 13, 1998 (date of issuance) to June 30, 1998 on June 30, 1998 and $0.495 per share on September 30, 1998.

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

                                 PROLOGIS TRUST

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

       Shelf Registration

         On May 15, 1998, ProLogis filed an $800 million shelf registration statement with the Securities and Exchange Commission, which was declared effective on May 29, 1998. This shelf registration supplemented an existing shelf registration with a balance of $183 million. As a result of this filing, ProLogis can issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect offerings on satisfactory terms. After giving effect to the July 1998 issuance of the 2006 Notes and the October 1998 issuance of the 2003 Notes discussed in Note 4, ProLogis has $608 million of shelf-registered securities available for issuance.

8.   Earnings Per Common Share:

         The following is a reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share under SFAS No. 128 for the periods indicated (in thousands, except per Common Share amounts):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                ------------------------       ------------------------
                                                                   1998           1997           1998           1997
                                                                ---------       --------       ---------      ---------
Net earnings (loss) attributable to Common Shares...........    $  (8,309)      $(55,364)      $  43,088      $ (15,578)
                                                                =========       ========       =========      =========

Weighted-average Common Shares outstanding - basic..........      123,045        100,033         121,183         97,948
Incremental options and warrants (a)........................           --             --             238             --
                                                                ---------       --------       ---------      ---------
Adjusted weighted-average Common Shares outstanding -
     Diluted (b)............................................      123,045        100,033         121,421         97,948
                                                                =========       ========       =========      =========

Per share net earnings/(loss) attributable to Common Shares:
     Basic..................................................    $   (0.07)      $  (0.55)      $    .36       $   (0.16)
                                                                =========       ========       ========       =========
     Diluted (b)............................................    $   (0.07)      $  (0.55)      $    .35       $   (0.16)
                                                                =========       ========       ========       =========


---------------
(a) The effect of outstanding options and warrants is antidilutive for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1997.


                                 PROLOGIS TRUST

 (b) For the three months ended September 30, 1998 and 1997, there were 10,052 and 10,320 weighted-average Series B preferred shares and 5,069 and 5,194 weighted-average limited partnership units outstanding on an as-converted basis, respectively. For the nine months ended September 30, 1998 and 1997, there were 10,156 and 10,320 weighted-average Series B preferred shares and 5,070 and 5,194 limited partnership units outstanding on an as-converted basis, respectively. The Series B preferred shares and the limited partnership units were not assumed to be converted into Common Shares for purposes of calculating diluted earnings per Common Share as the effect was antidilutive for each period presented. These securities may become dilutive to earnings per Common Share in subsequent periods.

9.   Derivative Financial Instruments:

         ProLogis only enters into a limited number of derivative financial instruments, all in connection with specific financing transactions. ProLogis uses derivatives to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing obligations or anticipated transactions and not for trading purposes.

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

         Credit risk is the risk that the counterparty to a derivative contract fails to perform or meet its financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties, who have credit ratings of AA+ or A+. ProLogis does not anticipate non-performance by any of the counterparties to its derivative contracts. Should a counterparty fail to perform, however, ProLogis would incur a financial loss to the extent of the positive fair market value of the derivative instruments, if any.

         In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which have been renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on expected financings. The intent was not to speculate on interest rates, but to arrange acceptable financing terms prior to the anticipated transaction. The agreements currently in effect are:

         o a forward treasury lock agreement with a notional amount of $75 million that terminates on December 31, 1998 and effectively locks in the 30-year treasury rate can be used to price a future long-term debt issue at 6.394%; and,
         o a swap agreement with a notional amount of $75 million that terminates on December 31, 1998 and carries a fixed rate of 6.793%.

         Due to changing market conditions in the third quarter of 1998, these agreements no longer qualify for hedge accounting treatment under GAAP.
Accordingly, ProLogis marked these agreements to market at September 30, 1998 and recognized a non-cash expense of $27.7 million (the mark to market adjustment as of November 12, 1998 was $21.4 million).

                                 PROLOGIS TRUST

         On December 22, 1997,  ProLogis entered into two separate  contracts to
(i) exchange  $373.8 million for 2.9 billion  Swedish  krona,  and (ii) exchange
310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market at December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 and ProLogis recognized a net gain of $2.0 million. This gain is recognized in the caption "Foreign exchange gains, net" in the Consolidated Statements of Income and Comprehensive Income. These foreign exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

10.   1997 Merger Transaction:

         On September 8, 1997, ProLogis' shareholders voted to approve an agreement with Security Capital to exchange Security Capital's REIT management and property management companies for 3,692,023 Common Shares (the "Merger"). As a result, ProLogis became an internally managed REIT on September 9, 1997 with Security Capital remaining as ProLogis' largest shareholder. The $81.9 million value of the management companies was approved by the independent members of the Board and a fairness opinion was obtained from a third party investment bank. The number of shares issued to Security Capital was based on the average market price of the Common Shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining the ProLogis shareholders entitled to vote on the Merger. The market value of the Common Shares issued to Security Capital on September 9, 1997 was $79.8 million of which $4.4 million was allocated to the net tangible assets acquired and the $75.4 million difference was accounted for as costs incurred in acquiring the management companies from an affiliate. For accounting purposes the management companies were not considered "businesses" for purposes of applying APB Opinion No. 16, "Business Combinations", and therefore the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

         As a result of the Merger, ProLogis terminated its REIT management and property management agreements. All employees of the REIT management and property management companies became employees of ProLogis and ProLogis directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the REIT are recorded as general and administrative expenses. Direct and incremental costs related to successful development and leasing activities are capitalized in accordance with GAAP.

         Upon consummation of the Merger, ProLogis and Security Capital entered into an administrative services agreement (the "ASA"), pursuant to which Security Capital provides ProLogis with certain administrative and other services with respect to certain aspects of ProLogis' business, as selected from time to time by ProLogis at its option. Fees payable to Security Capital under the ASA are equal to Security Capital's cost of providing such services, plus an overhead factor of 20%, subject to a maximum amount of approximately $7.1 million during the initial term of the agreement, which expires on December 31, 1998. From September 8, 1997 through September 30, 1998, ProLogis' actual fees under the ASA were $3.8 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Trustees and Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated balance sheet of ProLogis Trust and subsidiaries as of September 30, 1998, and the related consolidated statements of income and comprehensive income for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Trust's management.

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



Chicago, Illinois
November 3, 1998

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

Overview

         ProLogis' operating results depend primarily on the operating results of its distribution properties, which are substantially influenced by (i) the demand for and supply of distribution properties in ProLogis' target market cities; (ii) the pace and economic returns at which ProLogis can acquire and develop additional distribution properties; (iii) the extent to which ProLogis can sustain improved market performance as measured by lease rates and occupancy levels; and, (iv) the demand for the corporate distribution facilities services that are provided by ProLogis Development Services and ProLogis Kingspark. In addition, the operating performance of ProLogis' two unconsolidated subsidiaries that are engaged in the refrigerated distribution business effect ProLogis' operating results.

         ProLogis' target market cities and submarkets have benefited substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution properties. ProLogis believes its ability to compete is significantly enhanced relative to other companies due to its depth of management and ability to serve customers through the ProLogis Operating System(TM), which includes acquisition, development, property management personnel and presence in local markets.

         At September 30, 1998, ProLogis' real estate investments included 100.0 million square feet of operating properties with a total expected investment of $3.2 billion. During the nine months ended September 30, 1998, ProLogis acquired
4.0 million square feet of operating properties at a total expected investment of $144.0 million, while disposing of properties from its operating portfolio aggregating 2.0 million square feet. For the nine months ended September 30, 1998, ProLogis recognized $10.5 million of other real estate income related to the activities of ProLogis Development Services, primarily from the disposition of undepreciated property.

         ProLogis had 10.6 million square feet of properties under development at September 30, 1998 with a total expected investment at completion of $427.3 million. Development starts during the nine months ended September 30, 1998 aggregated 9.3 million square feet at a total expected investment of $374.2 million. Development completions during this period aggregated 6.1 million square feet at a total expected investment of $243.0 million. At September 30, 1998, ProLogis had 1,687 acres of land in inventory for the future development of approximately 29.7 million square feet of distribution facilities. Additionally, ProLogis has 866 acres of land under option and controls 457 acres of land through letter of intent or contingent contract for the future development of 21.7 million square feet of distribution facilities.

         Through ProLogis' third quarter 1998 investment in Kingspark S.A., ProLogis had an additional 0.2 million square feet of properties under development and 1.0 million square feet of properties being developed under construction management agreements in the United Kingdom at September 30, 1998. Additionally, ProLogis Kingspark owns 391 acres of land and controls 1,703 acres of land through letter of intent or contingent contract for future development of 36.6 million square feet of distribution facilities.

     In 1997, ProLogis began expanding its distribution facilities operations into Europe and Mexico. This expansion was necessary to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With over 20 target market cities identified in Europe and four target market cities identified in Mexico, ProLogis believes significant growth opportunities exist internationally to enable ProLogis to meet its objective of achieving long-term sustainable growth in cash flow. At September 30, 1998 (excluding its investment in ProLogis Kingspark), ProLogis owned 2.0 million square feet of operating properties with a total expected investment of $104.8 million in Europe and 1.1 million square feet of operating properties with a total expected investment of $41.0 million in Mexico. Additionally, at September 30, 1998, ProLogis had 590,000 square feet of properties under development in Europe with a total expected investment of approximately $50.6 million and 1.0 million square feet of properties under development in Mexico with a total expected investment of $42.2 million. To the extent ProLogis' business activities outside the United States conducted are in a currency other than the U.S. dollar, ProLogis is exposed to foreign currency exchange rate fluctuations. However, all of ProLogis' business activities in Mexico and Poland are transacted in the U.S. dollar.

         At September 30, 1998, ProLogis' had approximately 288.1 million cubic feet of refrigerated distribution facilities in operation (192.1 million cubic feet located in Europe) through its investment in two unconsolidated subsidiaries. At September 30, 1997, ProLogis had approximately 58.0 million cubic feet of refrigerated distribution facilities in operation, all in the United States.

         No assurance can be given that the current cost of funds available to ProLogis will be available in the future or that ProLogis will continue to be able to obtain unsecured debt or equity financing in the public markets on favorable terms. In recent months the real estate industry has experienced a general tightening of the equity and credit markets. Additionally, no assurance can be given that the expected trends in leasing rates and economic returns on acquired and developed properties will be realized. There are risks associated with ProLogis' development and acquisition activities which include future factors such as development and acquisition opportunities explored by ProLogis may be abandoned; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvement to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although ProLogis undertakes a thorough evaluation of the physical condition of each proposed investment before it is acquired, certain defects or necessary repairs may not be detected until after it is acquired, which could increase ProLogis' total acquisition cost.
There are also risks associated with the hedging strategies used to manage interest rate fluctuations on anticipated transactions. If these anticipated transactions do not occur as planned, ProLogis could incur costs. Risks include the occurrence of any of the events described above that could adversely affect ProLogis' ability to achieve its projected returns on acquisitions and projects under development and could hinder ProLogis' ability to make expected distributions to equity holders.


Results of Operations

       Nine Months Ended September 30, 1998 and 1997

         Net earnings (loss) attributable to Common Shares increased by $58.7 million to $43.1 million for the first nine months of 1998 from a loss of $15.6 million for the same period in 1997. For a comparison of the three months ended September 30, 1998 to the same period in 1997, see "--Three Months Ended September 30, 1998 and 1997." The increase of $58.7 million resulted primarily from:

         o an increase in net operating income from property operations (after deductions for depreciation), primarily the result of the increased number of distribution properties in operation in 1998 as compared to 1997;
         o an increase in other real estate income, primarily gains on dispositions of undepreciated properties and fees generated by ProLogis Development Services;
         o a one-time charge of $75.4 million incurred in September 1997 as a result of the acquisition of the management companies from Security Capital and the resulting reduction of expenses; and,
         o    a net foreign exchange gain recognized during 1998.

         These increases in net earnings (loss) were partially offset by:

         o a net decrease in income generated by ProLogis' unconsolidated subsidiaries in 1998 from 1997, primarily due to the recognition of a net foreign currency exchange loss by Frigoscandia S.A.; and,
         o the recognition of a $27.7 million expense in the third quarter of 1998 as a result of mark to market adjustments related to two interest rate protection agreements.

         Interest expense, preferred share dividends and weighted-average Common Shares outstanding all increased for the first nine months of 1998 as compared to the first nine months of 1997, as additional debt and equity were used by ProLogis to finance its increased acquisition and development activities.

       Property Operations

         At September 30, 1998 ProLogis had 1,074 operating  properties totaling
100.0 million of rentable square feet, an increase of 12.7 million square feet over September 30, 1997. This increase in operating properties resulted in an increase in property-level net operating income of $41.8 million as follows (in thousands):

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------     -----------

                  Rental income............................................     $  251,605     $   208,919
                  Property operating expenses:
                  Rental expenses, net of recoveries.......................         20,458          15,709
                  Property management fees paid to affiliate...............             --           3,821
                                                                                ----------     -----------

                  Net operating income.....................................     $  231,147     $   189,389
                                                                                ==========     ===========

         Rental income increased by $42.7 million for the first nine months of 1998 as compared to the same period in 1997. This increase is comprised from the following components:

         o properties acquired or developed during the first nine months of 1998 contributed $2.2 million and $6.3 million of additional rental revenues, respectively;
         o properties acquired or developed during 1997 contributed $11.1 million and $16.9 million of additional rental revenues, respectively;
         o properties owned and operated at January 1, 1997 contributed $15.1 million of additional rental revenues; and,

         o properties that were in operation during the first nine months of 1997 but have subsequently been disposed of reduced rental revenues for the first nine months of 1998 by $8.9 million. Of the properties acquired or developed in 1997 and 1998, three have been disposed of as of September 30, 1998.

         Rental expenses, including property management fees paid to affiliate in 1997, net of recoveries from tenants, increased $928,000 for the first nine months of 1998 over the same period in 1997. Rental expenses, before the deduction of amounts recovered from tenants, were 25% of rental income for the nine-month period ended September 30, 1998 and 26% of rental income for the nine-month period ended September 30, 1997.

         As a result of the Merger discussed in Note 10 to the Consolidated Financial Statements in Item 1, ProLogis no longer pays a property management fee. However, ProLogis has recognized the actual personnel and other operating costs associated with the property management function in rental expenses in 1998. See "--1997 Merger Transaction".

         ProLogis frequently acquires properties that are underleased and develops properties which are not fully leased at the start of construction, which reduces ProLogis' overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for properties acquired by ProLogis and 12 months after shell completion for properties developed by ProLogis) to achieve stabilized occupancy (typically 93%). ProLogis has been successful in increasing occupancies on acquired and developed properties during their initial months of operation resulting in an occupancy rate of 94.98% and a leased rate of 95.86% for stabilized properties owned at September 30, 1998. The average increase in rental rates for new and renewed leases on previously leased space (25.0 million square feet) during the first nine months of 1998 was 14.8%. As leases are renewed or new leases are acquired, ProLogis expects most lease rates on renewals or new leases to increase in the remainder of 1998.

        Other Real Estate Income

         Other real estate income consists primarily of gains on the disposition of undepreciated properties and fees and other income received from corporate distribution facilities customers. Other real estate income is generated primarily  by  ProLogis  Development  Services.  ProLogis  Development  Services
develops corporate distribution facilities to meet specific customer requirements or contracts on a fee basis to develop distribution facilities for customers. Through its preferred stock ownership of ProLogis Development Services, ProLogis realizes substantially all economic benefits of these activities. ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities. The activities of ProLogis Development Services are consolidated with ProLogis' activities and all intercompany balances are eliminated. Due to the timing of the completion of these development projects and the related dispositions, other real estate income recognized by ProLogis will vary on a quarterly basis.

        Income (Loss) from Unconsolidated Subsidiaries

         Income (loss) from unconsolidated subsidiaries relates primarily to ProLogis' investments in 100% of the preferred stock of two companies, whose primary source of income is their respective investments in refrigerated distribution businesses, and in Kingspark S.A., which owns an industrial real estate development company. These investments, discussed in Note 3 to the Consolidated Financial Statements in Item 1, generated income as follows (in thousands):


                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                  ----------------------------
                                                                                      1998             1997
                                                                                  -----------      -----------

         Insight.............................................................     $        13      $        --
                                                                                  -----------      -----------

         ProLogis Logistics (a):
              Equity in earnings (loss)......................................          (4,223)          (1,091)
              Management fee from CSI........................................           1,011              422
              Interest income on note receivable.............................           7,933            2,926
                                                                                  -----------      -----------
                                                                                        4,721            2,257
                                                                                  -----------      -----------
         Frigoscandia S.A. (b):
              Equity in earnings (loss) (c)..................................         (18,735)              --
              Interest income on mortgage notes and notes receivable.........          14,753               --
                                                                                  -----------      -----------
                                                                                       (3,982)              --
                                                                                  -----------      -----------
         Kingspark S.A. (d):
              Equity in earnings (loss)......................................             (76)              --
              Interest income on mortgage note and note receivable...........           1,254               --
                                                                                  -----------      -----------
                                                                                        1,178               --
                                                                                  -----------      -----------
                  Total    ..................................................     $     1,930      $     2,257
                                                                                  ===========      ===========

-----------------

(a)  ProLogis Logistics was acquired on April 24, 1997.
(b)  Frigoscandia S.A. was acquired on January 16, 1998.
(c) Frigoscandia S.A.'s loss for the nine months ended September 30, 1998 includes $8.0 million of net losses on the remeasurement of intercompany and other debt based on the foreign exchange rates as of September 30, 1998.
(d) Kingspark S.A. was acquired on August 14, 1998.

       Foreign Exchange Gain

         The foreign exchange gain for the nine months ended September 30, 1998 consists of a gain of $2.0 million associated with forward exchange contracts, a gain of $3.4 million related to remeasurement adjustments and a transaction loss of $0.1 million.

         On December 22, 1997,  ProLogis entered into two separate  contracts to
(i) exchange  $373.8 million for 2.9 billion  Swedish  krona,  and (ii) exchange
310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market at December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 and ProLogis recognized a net gain of $2.0 million. This gain is recognized in the caption "Foreign exchange gains net" in the Consolidated Statements of Income and Comprehensive Income. These foreign exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

        Interest Income

         Interest income for the first nine months of 1998 increased $592,000 from the same period in 1997. The increase in interest income was primarily a result of higher average cash balances in the first nine months of 1998 compared to the same period in 1997.

        Depreciation and Amortization

         The increase in depreciation and amortization expense of $15.4 million for the nine months ended September 30, 1998 as compared to the same period in 1997 results primarily from the increase in operating properties in 1998. See "--Property Operations".

        Interest Rate Hedge Expense

         See   "--Liquidity   and   Capital   Resources--Derivative    Financial
Instruments" for a discussion of this expense.

        Interest Expense

         Interest expense is summarized as follows (in thousands):

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             -----------------------------
                                                                                1998              1997
                                                                             -----------       -----------

              Line of credit..........................................       $    10,709       $     3,163
              Long-term debt..........................................            48,602            40,759
              Mortgage notes payable..................................             4,058             4,061
              Securitized debt........................................             2,154             2,285
              Assessment bonds payable................................             1,746             1,783
              Capitalized interest....................................           (14,814)          (12,863)
                                                                             -----------       -----------

                                                                             $    52,455       $    39,188
                                                                             ===========       ===========

         Interest expense on line of credit borrowings increased $7.5 million for the first nine months of 1998 over the same period in 1997 due primarily to a higher average outstanding balance ($208.6 million in 1998 compared to $54.7 million in 1997) partially offset by a lower weighted-average daily interest rate (6.56% in 1998 compared to 6.74% in 1997). Of the interest expense incurred in 1998, $2.7 million related to $200 million of short-term borrowings associated with the Frigoscandia AB acquisition in the first quarter of 1998, which was repaid on March 31, 1998. See "--Liquidity and Capital Resources --Investing and Financing Activities".

         Long-term debt interest increased by $7.8 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to interest incurred in 1998 on the $100 million long-term debt issuance in July 1997 and the $250 million long-term debt issuance in July 1998.

         Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest increased by $2.0 million in the first nine months of 1998 over the first nine months of 1997. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity. The increase in capitalized interest is due to increased development activity during the first nine months of 1998.

        Other Expense

         Other expenses, which increased by $1.9 million for the nine months ended September 30, 1998 over the nine months ended September 30, 1997, consist of land holding costs, the write-off of previously capitalized pursuit costs and costs associated with name change to ProLogis. Land holding costs were $1.7 million for the first nine months of 1998 compared to $1.5 million for the same period in 1997. Pursuit cost write-offs were $0.9 million for the first nine months of 1998 as compared to $0.7 million for the same period in 1997. Non-recurring costs associated with the name change in 1998 were $1.5 million.

        Preferred Share Dividends

         The increase in preferred share dividends of $9.1 million for the nine months ended September 30, 1998 over the same period in 1997 is primarily attributable to the issuance of Series D Preferred Shares in April 1998. See "--Liquidity and Capital Resources--Investing and Financing Activities".

        1997 Merger Transaction

         As a result of the Merger discussed in Note 10 to the Consolidated Financial Statements in Item 1, ProLogis terminated its REIT management and property management agreements. All employees of the REIT management and property management companies became employees of ProLogis and ProLogis directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the REIT are recorded as general and administrative expenses. During the period from September 8, 1997 to March 30, 1998, direct and incremental costs related to successful acquisition, development and leasing activities were capitalized in accordance with GAAP. Effective April 1, 1998, ProLogis no longer capitalizes any costs associated with acquisition activities.

         Upon consummation of the Merger, ProLogis and Security Capital entered into an administrative services agreement (the "ASA"), pursuant to which Security Capital provides ProLogis with certain administrative and other services with respect to certain aspects of ProLogis' business, as selected from time to time by ProLogis at its option. Fees payable to Security Capital under the ASA are equal to Security Capital's cost of providing such services, plus an overhead factor of 20%, subject to a maximum amount of approximately $7.1 million during the initial term of the agreement, which expires on December 31, 1998. From September 8, 1997 through September 30, 1998, ProLogis actual fees under the ASA were $3.8 million. Total ASA fees for the nine months ended September 30, 1998 aggregated $2.7 million, including $682,000 that has been recognized as rental expenses. Of the total ASA fees, $459,000 have been capitalized. The ASA, which expires on December 31, 1998, provides for automatic renewals of consecutive one-year terms, subject to approval by a majority of the independent members of the Board.

         In connection with this transaction, ProLogis recognized a one-time expense of $75.4 million, representing the excess of the purchase price over the net tangible assets acquired.

       Three Months Ended September 30, 1998 and 1997

         ProLogis had a net loss attributable to Common Shares for the three months ended September 30, 1998 of $8.3 million as compared to a loss of $55.4 million for the same period in 1997. The losses recognized were primarily attributable to large, non-operating expenses recognized in both three-month periods, which are discussed are above. The components of the Net Loss Attributable to Common Shares for the three months ended September 30, 1998 compared to three months ended September 30, 1997 reflect changes similar to those discussed in the preceding paragraphs for comparison of the nine months ended on the same dates. The changes for the three-month periods are substantially attributable to the same reasons discussed in the preceding paragraphs.

Liquidity and Capital Resources

        Overview

         ProLogis considers its liquidity and ability to generate cash from operations and financing to be adequate and expects it to continue to be adequate to meet its anticipated development, acquisition, operating and debt service needs as well as its shareholder distribution requirements.

         ProLogis expects to finance future activities with cash on hand, redeployment of proceeds from the disposition of selected properties, borrowings on its credit facilities, issuance of limited partnership units, the assumption of existing mortgage debt, when applicable, entering into securitized debt agreements, secured and unsecured debt issuances and sales of Common Shares and preferred shares. ProLogis is also considering the feasibility of entering into certain joint venture agreements where the joint venture would pursue securitized debt financing arrangements. The credit facilities provide ProLogis with the ability to efficiently respond to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. At September 30, 1998 ProLogis had $215.5 million available for borrowing under its credit facilities ($238.4 million available at November 12, 1998). Another source of future liquidity and financial flexibility is ProLogis' shelf-registered securities ($608 million available at November 12, 1998) which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms.

        Operating Activities

         Cash provided by operating activities increased by $34.3 million during the first nine months of 1998 as compared to the first nine months of 1997 ($174.3 million in 1998 and $140.0 million in 1997). This increase is primarily the result of the increased number of operating properties in 1998 over 1997. See "--Results of Operations--Property Operations".

        Investing and Financing Activities

         ProLogis funds its current investment needs primarily with line of credit borrowings, which are subsequently repaid with proceeds from sales of debt and equity securities. ProLogis' investment activities used approximately $915.8 million and $338.1 million of cash during the first nine months of 1998 and 1997, respectively. ProLogis' financing activities provided net cash flow of $748.1 million and $240.3 million during the first nine months of 1998 and 1997, respectively. Cash distributions paid on Common Shares were $111.8 million and $77.5 million for the nine months ended September 30, 1998 and 1997, respectively, which have been substantially funded by cash generated from operating activities.

         Investments in real estate, net of proceeds from dispositions, used cash of $469.5 million during the first nine months of 1998 and $296.3 million during the first nine months of 1997. ProLogis' cash investment in ProLogis Logistics and related subsidiaries was $60.7 million during the first nine months of 1998 and $41.3 million during the first nine months of 1997. During 1998, ProLogis' net cash investment in Frigoscandia S. A. and its related subsidiaries and Kingspark S.A. and its related subsidiaries aggregated $231.9 million and $152.7 million, respectively. Additionally, ProLogis Development Services invested $1.0 million and $0.5 million in cash in Insight during the nine months ended September 30, 1998 and 1997, respectively.

         ProLogis' primary financing activities in the first nine months of 1998 were: (i) the sale of Series D Preferred Shares generating net proceeds of $241.7 million; (ii) sales of Common Shares (net of repurchases of Common Shares under the employee share purchase plan) generating net proceeds of $130.7 million; (iii) net borrowings on ProLogis' credit facilities of $309.5 million;
(iv) proceeds from a short-term loan from NationsBank of $200 million (used primarily to finance the acquisition of Frigoscandia AB), which was repaid on March 31, 1998 after Frigoscandia Holding AB obtained third-party financing; and, (v) the issuance of long-term debt securities generating net proceeds of $247.6 million.

         ProLogis' primary financing activities during the first nine months of 1997 were: (i) the issuance of long-term debt generating net proceeds of $199.5 million; (ii) sales of Common Shares (net of repurchases of Common Shares under the employee share purchase plan) generating net proceeds of $206.1 million; and, (iii) net repayments on ProLogis' credit facilities of $38.6 million.

         On July 20, 1998, ProLogis completed a $250 million offering of debt securities due July 15, 2006 with an interest rate of 7.05%. The securities were issued at a discount resulting in a yield to maturity of 7.08%. Net proceeds from the offering were approximately $247.6 million, net of underwriters' commissions and other costs. The proceeds were used to repay borrowings on ProLogis' credit facilities.

         On October 9, 1998, ProLogis issued $125 million of debt securities due October 1, 2003 with an interest rate of 7.0%. The securities were issued at par value. Net proceeds from the offering were approximately $124.0 million, net of underwriters' commissions and other costs. The proceeds were used to repay borrowings on ProLogis' credit facilities.

        Short-term Borrowings

         On August 11, 1998, ProLogis entered into an amended and restated credit agreement with NationsBank that provides for a $350 million unsecured revolving line of credit. The new agreement, which replaced the credit agreement in effect at June 30, 1998, provides for interest at ProLogis' option, at either
(a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior debt ratings. In addition, ProLogis pays certain annual fees. Under a competitive bid option contained in the new line of credit agreement, ProLogis may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $100 million of borrowings. The line of credit matures on May 1, 2000 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. All borrowings on the line of credit are subject to certain covenants similar to those contained in the previous line of credit agreement.

         In  addition,   ProLogis  has  a  $25  million  short-term,   unsecured
discretionary line of credit with NationsBank that provides for additional flexibility through same day borrowings and more efficient cash management.

     ProLogis entered into a credit agreement with NationsBank on September
11, 1998. The agreement provides for a term loan of $150.0 million due November 30, 1998. Borrowings on the term loan bear interest at LIBOR plus 0.90% and are subject to the covenants contained in the amended and restated credit agreement with NationsBank. At September 30, 1998, ProLogis was in compliance with all such covenants.

        Derivative Financial Instruments

         ProLogis only enters into a limited number of derivative instruments, all in connection with specific financing transactions. ProLogis utilizes derivative financial instruments to manage well-defined interest rate risk and not for trading purposes. Through hedging, ProLogis can effectively manage the risk of increases in interest rates on future debt issuances. In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which have been renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on expected financings. The intent was not to speculate on interest rates, but to arrange acceptable financing terms prior to the anticipated transaction.

The agreements currently in effect are:

         o a forward treasury lock agreement with a notional amount of $75 million that terminates on December 31, 1998 and effectively locks in the 30-year treasury rate that can be used to price a future long-term debt issue at 6.394%; and,

         o a swap agreement with a notional amount of $75 million that terminates on December 31, 1998 and carries a fixed rate of 6.793%.

         Due to changing markets conditions in third quarter of 1998, these agreements no longer qualify for hedge accounting treatment under GAAP.
Accordingly, ProLogis marked these agreements to market at September 30, 1998 and recognized a non-cash expense of $27.7 million (the mark to market adjustment as of November 12, 1998 was $21.4 million). For purposes of calculating funds from operations, ProLogis intends to defer this expense and amortize it as a component of interest expense over the term of a future debt offering. See "--Funds from Operations".

         ProLogis intends to also utilize derivative instruments in order to manage currency risk exposure associated with foreign currency denominated purchase contracts, and is analyzing the benefits of utilizing derivatives financial instruments in order to manage currency risk exposure associated with foreign currency denominated income in excess of foreign currency denominated interest expense.

         ProLogis had no open foreign currency contracts as of September 30, 1998.

       Commitments

         At September 30, 1998, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 10.8 million square feet in various target markets with an acquisition cost of $532.1 million. Through October 31, 1998, ProLogis had completed the acquisition of 171,000 square feet at an acquisition cost of $7.7 million of properties subject to these contingent contracts. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that any of them will be consummated. In addition, at September 30, 1998, ProLogis had $429.4 million of budgeted development cost for developments in process, of which $210.8 million was unfunded.

         Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $200 million. The loan bears interest at each currency's LIBOR rate plus 0.55%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

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

       Conversion to the Euro

         Effective January 1, 1999, eleven of the fifteen member countries of the European Monetary Union will launch the new monetary unit, the euro, as the single currency for the European community. During the period from January 1, 1999 to January 1, 2002 a transition period will be in effect during which time the euro will be available for non-cash transactions. However, transactions can continue to be denominated in the old national currencies. After January 1, 2002, all transactions must be denominated in the euro. The targeted exchange rates of the old national currencies to the euro were determined in May 1998. Management is not aware of any effects of the conversion to the euro that will have a material impact on its business operations or results of operations.

       Funds from Operations

         Funds from operations attributable to Common Shares increased $55.6 million to $171.1 million for the first nine months of 1998 from $115.5 million for the same period in 1997.

         Funds from operations represent ProLogis' net earnings (computed in accordance with GAAP) before minority interest, before gains or losses from debt restructuring, before gains or losses on disposition of depreciated real estate, before gains or losses from mark to market adjustments resulting from the the remeasurement (based on current foreign currency exchange rates) of intercompany and other debt of ProLogis' foreign subsidiaries, before deferred tax benefits and deferred tax expenses of ProLogis' taxable subsidiaries, before significant non-recurring items that materially distort the comparative measurement of company performance over time, plus real estate depreciation and amortization (exclusive of amortization of loan costs), and after adjustments for unconsolidated subsidiaries calculated to compute their funds from operations on the same basis as ProLogis. ProLogis believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of ProLogis to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by ProLogis, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measure of other REITs which do not compute funds from operations in a manner consistent with ProLogis. Funds from operations is not intended to represent cash made available to shareholders. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ProLogis' operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from operations were as follows (in thousands):

                                                                                  Nine Months Ended,
                                                                                    September 30,
                                                                           -------------------------------
                                                                                1998              1997
                                                                           -------------     -------------

Net earnings (loss) attributable to Common Shares........................  $      43,088     $     (15,578)
     Add (Deduct):

         Real estate depreciation and amortization.......................         72,902            58,184
         Minority interest ..............................................          3,101             2,763
         Gain on disposition of depreciated real estate..................         (4,278)           (6,529)
         Non-recurring foreign currency exchange gain (a)................         (2,054)               --
         Interest rate hedge expense (b).................................         27,652                --
         Net foreign exchange gain on remeasurement of
              intercompany debt (a)......................................         (3,417)               --
         Non-recurring costs (c).........................................          1,452            75,376
         ProLogis' share of reconciling items of unconsolidated subsidiaries:
              Real estate depreciation and amortization..................         26,668             1,263
              Net foreign currency exchange loss on
                  remeasurement of intercompany and other debt...........          8,046                --
              Deferred income tax benefit................................         (2,759)               --
              Other......................................................            747                --
                                                                           -------------     -------------

Funds from operations attributable to Common Shares......................  $     171,148     $     115,479
                                                                           =============     =============

---------------
(a)  See "--Results of Operations - Foreign Currency Gain".
(b)  See "--Derivative Financial Instruments".
(c) See "--Results of Operations - Other Expense" with respect to the 1998 amount and "--Results of Operations - 1997 Merger Transaction" with respect to the 1997 amount.


Year 2000

        Overview

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

         ProLogis has undertaken a review of all of its computer systems and applications to determine if these programs are Year 2000 compliant and if not, the efforts that will be necessary to bring the programs into compliance. ProLogis has not identified any computer system or applications that, upon failure to be Year 2000 compliant, would have a material adverse impact on its business or results of operations.

       Information Technology Systems

         ProLogis' information technology ("IT") environment is primarily a Microsoft Windows-based personal computer network (NT or Novell) utilizing desktop applications, primarily data base and spreadsheet applications. Additionally, ProLogis utilizes third-party developed software, including accounting and property management systems. ProLogis' critical computer hardware, operating systems and key general accounting, property management and financial reporting applications are Year 2000 compliant, as verified by the various vendors. ProLogis has identified one accounting application that is not Year 2000 compliant.

         Because ProLogis has undertaken to replace its core financial systems with computer software that will better serve its future needs (such software is Year 2000 compliant), it is not expected that the non-compliant accounting application will continue to be used by ProLogis after mid-1999. Should the enterprise-wide implementation of the new computer software not be accomplished in a timely manner and the non-compliant accounting application is still in use at the end of 1999, ProLogis has two contingency plans. The first option is to install a Year 2000 compliant version of the current software that the vendor has indicated will be available in 1999. Secondly, ProLogis can, with minimal efforts, convert this application to the Year 2000 compliant software currently in use for all other accounting applications.

       Non-IT Systems

         Many of ProLogis' operating properties have microchips embedded in the building operating systems. ProLogis, as owner and lessor of these buildings, has assessed its exposure with respect to Year 2000 related failures in these operating systems. These building operating systems include programmable thermostats, security systems, communications systems, utility monitoring systems and timed locks.

         Under the terms of substantially all of ProLogis' building leases, the tenant has responsibility for the operating systems within their leased space, including the responsibility for addressing the Year 2000 compliance of those systems. However, ProLogis is responsible for the operating systems that control the common exterior areas of the buildings, including parking lot lighting and sprinkler systems. Generally, these systems are programmed on daily or weekly cycles (as opposed to calendar-based programming). Consequently, the risk of a Year 2000 related malfunction is extremely low and any such malfunction would not have a material impact on ProLogis' operations. ProLogis is also responsible for the fire and life safety monitoring systems in its buildings. ProLogis contracts with a third party to monitor these systems. These systems are not calendar-based, because reportable events are identified as they occur. Consequently, the risk of a Year 2000 related failure is low.

         ProLogis is currently conducting a review of all operating systems that fall within its responsibility. Preliminary results have indicated that ProLogis' primary vendor for monitoring of fire and life safety systems has verified that their system is Year 2000 compliant. ProLogis is continuing its review of other systems and performing testing and verification as deemed appropriate. This process is expected to be completed during the first quarter of 1999. Based upon the results of this review, ProLogis will formulate a contingency plan to address risk areas identified, if any.

       Third Parties

         Management believes that its planning efforts are adequate to address the Year 2000 issue and that its risk factors are primarily those that it cannot directly control, including the readiness of financial institutions and utility providers. Failure on the part of these entities to become Year 2000 compliant could result in disruptions in certain business operations of ProLogis.

       Costs

         ProLogis' activities with respect to its assessment of Year 2000 compliance and its remediation efforts are being performed by existing personnel. ProLogis has not obtained a cost estimate for upgrading the accounting application referred to above, as the need for this contingency plan is not considered probable at this time. ProLogis' historical costs for addressing the Year 2000 issue are not material and management does not anticipate that its future costs associated with the Year 2000 issue will be material. Third-party costs and interim software solutions for Year 2000 issues have been less than $40,000 and are not expected to exceed $250,000. ProLogis does not separately track the internal costs incurred for Year 2000 compliance issues. Such costs are principally the related payroll costs of its information technology group. Although the cost of replacing ProLogis' key IT systems is substantial, the replacements have been and are being made to improve operational efficiency and were not accelerated due to the Year 2000 issue. ProLogis has not delayed any material projects as a result of the Year 2000 issue. Funds expended to address Year 2000 issues have been made from operating cash flow.

       Unconsolidated Subsidiaries

         As part of its compliance program, management of ProLogis has received ongoing reports from CSI, Frigoscandia AB and ProLogis Kingspark on the impact of the Year 2000 problems on their operations and financial results.

         CSI has completed testing on all IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not already been remediated or are not Year 2000 compliant, with the exception of CSI's payroll processing applications. Management of CSI intends to use the payroll services offered by Security Capital through an administrative services agreement to solve this problem. Security Capital's payroll processing systems are Year 2000 compliant. CSI also has retained an outside consulting firm to confirm their internal testing results. The consultants review is expected to be completed during the first quarter of 1999. CSI estimates that the total cost incurred to date and estimated cost to be incurred for Year 2000 remediation is less than $200,000.

         Frigoscandia AB has substantially completed all testing of its IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not already been remediated, with the exception of the financial reporting application for its French operations and certain components of an inventory management system. A new financial reporting system for the French operations is being implemented and is expected to be fully operational by February 1999. Modifications to the components of the inventory management system will be completed in the first quarter of 1999.

         Frigoscandia AB has retained an outside consulting firm to confirm their internal testing results. The consultants' review is expected to be completed during the first quarter of 1999. Frigoscandia AB estimates that the total cost incurred to date and estimated to be incurred for Year 2000 remediation is between $2 million and $4 million.

         Pursuant to the due diligence analysis performed during ProLogis' acquisition of ProLogis Kingspark, ProLogis determined that the primary accounting applications of ProLogis Kingspark are not Year 2000 compliant. To remediate this problem, ProLogis Kingspark plans to install a Year 2000 compliant version of non-customized accounting software that is available for immediate implementation. The maximum time period for installation of this product is estimated to be three months.

         ProLogis Kingspark has virtually no risk associated with embedded operating systems because substantially all of ProLogis Kingspark activities are related to development of properties for third parties and not for its own long-term ownership. ProLogis Kingspark estimates that the total cost incurred to date and estimated cost to be incurred for the Year 2000 remediation is less than $250,000.

         There can be no assurances that Year 2000 remediation efforts by ProLogis, its unconsolidated subsidiaries or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on ProLogis, its business and its financial condition. ProLogis cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 issue; and, (ii) whether broad-based or systemic economic failures may occur. Due to the general uncertainty inherent in the Year 2000, ProLogis is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its operations. ProLogis' Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 impact in areas that are within its direct
control  and management  of  ProLogis   believes   that  the   possibility   of
significant interruptions of normal operations will be reduced.

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Securities Holders

     Not applicable.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

12.1 Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed
         Charges and Preferred  Share Dividends
15.2 Letter from Arthur Andersen LLP regarding unaudited
         financial information dated November 3, 1998
27   Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PROLOGIS TRUST




                                        ------------------------------
                                            /s/ M. GORDON KEISER
                                               M. Gordon Keiser
                                            Senior Vice President
                                         (Principal Financial Officer)



                                        ------------------------------
                                             /s/ EDWARD F. LONG
                                                 Edward F. Long
                                          Vice President and Controller



                                        -------------------------------
                                             /s/ SHARI J. JONES
                                                 Shari J. Jones
                                                 Vice President
                                         (Principal Accounting Officer)

Date: November 13, 1998