Form 10-K/A
period 1997-12-31
PROLOGIS TRUST
filed 1999-02-24
CIK 899881

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                              Description                              Page
 ----                              -----------                              ----
                                    PART I

  2.  Properties..........................................................    3
      The Partnerships....................................................   17
      SCI Development Services............................................   20
      Unconsolidated Subsidiaries.........................................   20

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....   22

Note: The purpose of this Amendment No. 2 is to amend and restate the information required in Item 2 of Part I and Item 14 of Part IV of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

                       SECURITY CAPITAL INDUSTRIAL TRUST

                            SCHEDULE OF PROPERTIES

                                                                   Percentage  Rentable                  Accumulated   Long-term
                                      Year Acquired         No. of Occupancy    Square    SCI Investment Depreciation   Mortgage
                                       or Completed         Bldgs.    (1)     Footage (2)      (1)           (1)          Debt
                                      -------------         ------ ---------- ----------- -------------- ------------ ------------
Operating Properties
 Owned
 at December 31, 1997
Atlanta, Georgia
 Central / Atlanta                         1996                 4    100.00%     347,560  $    3,304,252 $        --          None
 Chattahoochee                             1996                 1    100.00      120,000       1,619,425          --          None
 I-20 / West / Fulton             1994, 1995, 1996, 1997       36     88.39    3,433,149      73,941,690    5,095,745         None
 I-85 / Airport                   1994, 1995, 1996, 1997       17     87.86      924,142      35,897,666    2,558,538 $  1,837,905
 I-85 / Northeast                 1994, 1995, 1996, 1997       44     87.10    3,830,428     104,617,284    5,734,626         None
                                                            -----    ------   ----------  -------------- ------------ ------------
                                                              102     88.39    8,655,279     219,380,317   13,388,909    1,837,905
                                                            -----    ------   ----------  -------------- ------------ ------------
Austin, Texas
 I-35 / Central                      1994, 1995, 1996          12     98.03      648,939      23,848,680    1,217,258         None
 I-35 / North / Mopac                1993, 1995, 1996           8     87.22      563,600      18,357,519    1,099,365         None
 I-35 / South                        1994, 1995, 1996          12     97.07      725,874      24,255,898    2,072,635         None
                                                            -----    ------   ----------  -------------- ------------ ------------
                                                               32     94.53    1,938,413      66,462,097    4,389,258         None
                                                            -----    ------   ----------  -------------- ------------ ------------
Birmingham, Alabama
 I-459 / South /
  Perimeter                                1994                 2    100.00      606,850      17,052,059    1,778,829         None
 I-65 / Oxmoor                             1994                 4    100.00      528,428      16,514,229    1,701,685    6,994,831
                                                            -----    ------   ----------  -------------- ------------ ------------
                                                                6    100.00    1,135,278      33,566,288    3,480,514    6,994,831
                                                            -----    ------   ----------  -------------- ------------ ------------
Charlotte, North
 Carolina
 I-77 / Southwest (3)                      1994                13     93.76    1,334,182      33,413,717    3,405,303         None
 I-85 / North
  Charlotte                                1997                 2    100.00      148,394       3,713,083       54,225         None
 I-85 / Northeast                 1994, 1995, 1996, 1997        8     79.27      784,720      22,748,354      983,971         None
 I-85 / Northwest                          1994                 2    100.00      404,351       6,897,348      731,775         None
                                                            -----    ------   ----------  -------------- ------------ ------------
                                                               25     90.80    2,671,647      66,772,502    5,175,274         None
                                                            -----    ------   ----------  -------------- ------------ ------------
Chattanooga, Tennessee
 Amnicola Highway                          1994                 4     99.61    1,075,872      13,914,843    1,286,255         None
 I-24 / Tiftonia                           1995                 1    100.00       72,000       1,157,660       86,181         None
                                                            -----    ------   ----------  -------------- ------------ ------------
                                                                5     99.63    1,147,872      15,072,503    1,372,436         None
                                                            -----    ------   ----------  -------------- ------------ ------------
Chicago, Illinois
 Army Trail Corridor / Chicago             1997                 3     79.16      425,997      13,865,901      180,641         None
 I-90 / O'Hare (9)                   1995, 1996, 1997          24     86.09    2,558,428      86,452,962    2,990,646         None
 South Cook County                         1996                 5    100.00      541,090      12,490,047      485,249         None
                                                            -----    ------   ----------  -------------- ------------ ------------
                                                               32     87.39    3,525,515     112,808,910    3,656,536         None
                                                            -----    ------   ----------  -------------- ------------ ------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                            Percentage  Rentable       SCI      Accumulated  Long-term
                            Year Acquired            No. of Occupancy    Square     Investment  Depreciation  Mortgage
                             or Completed            Bldgs.    (1)     Footage (2)     (1)          (1)         Debt
                            -------------            ------ ---------- ----------- ------------ ------------ ----------
Cincinnati, Ohio
 I-71 / I-275                    1995                   1     100.00%      60,000  $  1,436,802 $    88,180        None
 I-74 / West (4)                 1994                   1     100.00      232,880     3,297,449     294,888  $1,703,992(5)
 I-75 / South /
  N. Kentucky                    1996                   2     100.00      492,507    12,169,802     448,759        None
 I-75 North /
  Cincinnati            1994, 1995, 1996, 1997         32      92.67    2,501,705    58,244,877   3,472,306        None
                                                      ---     ------    ---------  ------------ -----------  ----------
                                                       36      94.42    3,287,092    75,148,930   4,304,133   1,703,992
                                                      ---     ------    ---------  ------------ -----------  ----------
Columbus, Ohio
 I-270 / East                    1994                   5      88.38      566,345    12,077,726   1,025,218        None
 I-270 /
  Southeast                      1994                   1     100.00      121,200     1,795,929     176,838        None
 I-270 / West              1995, 1996, 1997             7      91.10      923,241    20,793,246   1,264,043        None
 I-270 /
  Southwest                      1996                   3      99.36      880,116    21,756,573     681,765        None
                                                      ---     ------    ---------  ------------ -----------  ----------
                                                       16      93.84    2,490,902    56,423,474   3,147,864        None
                                                      ---     ------    ---------  ------------ -----------  ----------
Dallas/Fort
 Worth, Texas
 I-30 / Great
  Southwest (3)         1994, 1995, 1996, 1997         17      89.34    1,482,908    37,235,794   1,400,010        None
 I-35 / Stemmons
  Corridor (3)             1994, 1995, 1996            12      85.10      704,150    13,337,229   1,034,392        None
 I-35 South /
  Fort Worth                     1996                   1     100.00       74,500     2,560,869      62,863        None
 I-635 /
  Northgate (3)               1994, 1996                5     100.00      531,149    10,868,846   1,014,277        None
 I-635 / Valwood           1995, 1996, 1997            16      90.65    1,879,004    53,697,393   1,316,560        None
 I-635 / DFW /
  Airport (3)                 1996, 1997                3      51.73      193,314     6,642,036     167,984        None
 I-820 / North
  Fort Worth               1994, 1995, 1996             4      84.87      372,883     7,294,848     605,287        None
 Redbird / Loop
  12                          1994, 1996                4     100.00      604,776    11,634,432     449,041        None
                                                      ---     ------    ---------  ------------ -----------  ----------
                                                       62      89.93    5,842,684   143,271,447   6,050,414        None
                                                      ---     ------    ---------  ------------ -----------  ----------
Denver, Colorado
 I-70 / Northeast
  (3)                1992, 1993, 1994, 1995, 1996      21      97.46    2,504,255    57,346,601   6,696,835        None
                                                      ---     ------    ---------  ------------ -----------  ----------
                                                       21      97.46    2,504,255    57,346,601   6,696,835        None
                                                      ---     ------    ---------  ------------ -----------  ----------
East Bay (San
 Francisco),
 California
 Hayward / San
  Leandro (3)(6)              1993, 1994               38      92.44    2,877,727   103,333,869  11,613,390  15,975,205(7)
 Tracy                        1993, 1997                4      74.68      339,687    11,473,580     695,731        None
                                                      ---     ------    ---------  ------------ -----------  ----------
                                                       42      90.56    3,217,414   114,807,449  12,309,121  15,975,205
                                                      ---     ------    ---------  ------------ -----------  ----------
El Paso, Texas
 I-10 / East /
  Vista Del Sol
  (3)             1991, 1993, 1994, 1995, 1996, 1997   19      94.15    2,311,784    59,569,876   4,741,746   6,646,362(8)
 I-10 / Lower
  Valley                         1994                   1     100.00      108,125     2,345,341     216,072        None
 I-10 / Northwest       1992, 1993, 1994, 1997          5      94.40      571,091    14,080,068   1,092,298        None
                                                      ---     ------    ---------  ------------ -----------  ----------
                                                       25      94.41    2,991,000    75,995,285   6,050,116   6,646,362
                                                      ---     ------    ---------  ------------ -----------  ----------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                                             Percentage  Rentable                  Accumulated
                                                Year Acquired         No. of Occupancy    Square    SCI Investment Depreciation
                                                 or Completed         Bldgs.    (1)     Footage (2)      (1)           (1)
                                                -------------         ------ ---------- ----------- -------------- ------------
Fort
 Lauderdale/Miami,
 Florida
 Airport West                                        1995                 1    100.00%     124,000  $    5,144,810  $  257,704
 I-95 / Hollywood
  (9)                                             1995, 1997              3     56.28      406,427      14,846,001     602,343
 I-95 / North (4)                                 1994, 1997              2    100.00      162,281       7,167,828     496,595
                                                                      -----    ------   ----------  --------------  ----------
                                                                          6     74.35      692,708      27,158,639   1,356,642
                                                                      -----    ------   ----------  --------------  ----------
Houston, Texas
 I-10 / Central
  Business District                                  1995                 1    100.00      168,869       3,319,742     266,369
 I-10 / West / Post
  Oak                                          1993, 1994, 1996          24     92.55    1,500,873      41,238,860   4,324,821
 I-610 / East /
  Hobby                                              1994                 8     82.85      515,328       9,969,074     948,911
 I-610 / North                                 1993, 1994, 1995          19     95.89    1,441,356      37,234,521   3,006,674
 Northwest / U.S.
  290                                    1993, 1994, 1995, 1996, 1997    18     92.57    1,876,935      46,609,491   2,978,332
                                                                      -----    ------   ----------  --------------  ----------
                                                                         70     92.75    5,503,361     138,371,688  11,525,107
                                                                      -----    ------   ----------  --------------  ----------
Indianapolis,
 Indiana
 I-465 / Northwest                                1994, 1995             24     93.29    2,312,175      68,190,488   4,486,317
 I-69 / Northeast                                    1995                 1     83.66      276,000       6,900,234     529,389
 I-70 / East                                         1995                 5    100.00      382,400       6,683,455     437,834
 I-70 / West                                   1994, 1995, 1996          10     83.58      684,189      20,809,756   1,243,433
 I-70 Southwest /
  Indianapolis                                       1997                 1    100.00      156,400       3,829,752         --
                                                                      -----    ------   ----------  --------------  ----------
                                                                         41     91.80    3,811,164     106,413,685   6,696,973
                                                                      -----    ------   ----------  --------------  ----------
Kansas City, Kansas
 / Missouri
 I-35 / Overland
  Park                                               1994                 3    100.00       90,163       3,684,367     361,919
 I-35 / South
  Corridor                                           1994                 1    100.00       99,197       2,288,153     219,983
 I-35 / Wyandotte                                 1994, 1996              2     93.36      154,992       3,897,102     326,566
 I-70 / Riverside                              1994, 1996, 1997          22     92.11    1,192,877      42,708,394   3,326,942
                                                                      -----    ------   ----------  --------------  ----------
                                                                         28     93.21    1,537,229      52,578,016   4,235,410
                                                                      -----    ------   ----------  --------------  ----------
Las Vegas, Nevada
 Airport /
  Southwest                                       1994, 1996              5    100.00      399,157      20,311,810   1,008,213
 I-15 / North                               1994, 1995, 1996, 1997        7     82.05      844,261      24,374,547   1,092,125
 I-515 / Henderson                                   1997                 2     19.04      205,378       6,986,235      41,370
                                                                      -----    ------   ----------  --------------  ----------
                                                                         14     78.06    1,448,796      51,672,592   2,141,708
                                                                      -----    ------   ----------  --------------  ----------
Los Angeles / Orange County, California
 Central Los
  Angeles                                            1997                 3    100.00      568,371      22,101,838     105,247
 I-5 / Mid-Counties                               1995, 1997              6    100.00      623,390      22,848,782   1,392,849
 I-
  5 / North-Central Orange County                    1996                 2    100.00    1,182,051      38,652,232     869,720
 I-5 / South Orange
  County                                          1996, 1997              6     81.68      666,899      28,103,992     363,987
 Irvine / Orange
  County Airport                                     1994                 1    100.00      100,000       4,349,855     369,770
                                                                      -----    ------   ----------  --------------  ----------
                                                                         18     96.11    3,140,711     116,056,699   3,101,573
                                                                      -----    ------   ----------  --------------  ----------
Louisville,
 Kentucky
 I-264 / Riverport                                1995, 1996              2    100.00      623,900      10,818,144     294,098
                                                                      -----    ------   ----------  --------------  ----------
                                                                          2    100.00      623,900      10,818,144     294,098
                                                                      -----    ------   ----------  --------------  ----------
                                          Long-term
                                          Mortgage
                                            Debt
                                         --------------
Fort
 Lauderdale/Miami,
 Florida
 Airport West                                   None
 I-95 / Hollywood
  (9)                                           None
 I-95 / North (4)                        $ 2,441,334(5)
                                         --------------
                                           2,441,334
                                         --------------
Houston, Texas
 I-10 / Central
  Business District                             None
 I-10 / West / Post
  Oak                                           None
 I-610 / East /
  Hobby                                         None
 I-610 / North                                  None
 Northwest / U.S.
  290                                           None
                                         --------------
                                                None
                                         --------------
Indianapolis,
 Indiana
 I-465 / Northwest                              None
 I-69 / Northeast                               None
 I-70 / East                                    None
 I-70 / West                                    None
 I-70 Southwest /
  Indianapolis                                  None
                                         --------------
                                                None
                                         --------------
Kansas City, Kansas
 / Missouri
 I-35 / Overland
  Park                                          None
 I-35 / South
  Corridor                                      None
 I-35 / Wyandotte                               None
 I-70 / Riverside                         14,671,773
                                         --------------
                                          14,671,773
                                         --------------
Las Vegas, Nevada
 Airport /
  Southwest                                8,968,101
 I-15 / North                                336,397
 I-515 / Henderson                              None
                                         --------------
                                           9,304,498
                                         --------------
Los Angeles / Orange County, California
 Central Los
  Angeles                                       None
 I-5 / Mid-Counties                             None
 I-
  5 / North-Central Orange County               None
 I-5 / South Orange
  County                                        None
 Irvine / Orange
  County Airport                                None
                                         --------------
                                                None
                                         --------------
Louisville,
 Kentucky
 I-264 / Riverport                              None
                                         --------------
                                                None
                                         --------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                           Percentage  Rentable       SCI      Accumulated   Long-term
                              Year Acquired         No. of Occupancy    Square     Investment  Depreciation   Mortgage
                               or Completed         Bldgs.    (1)     Footage (2)     (1)          (1)          Debt
                              -------------         ------ ---------- ----------- ------------ ------------ ------------
Lyons, France
 L'Isle d'Abeau                    1997                 1    100.00%     296,720  $  8,307,938  $     --            None
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                        1    100.00      296,720     8,307,938        --            None
                                                    -----    ------   ----------  ------------  ---------   ------------
Memphis, Tennessee
 I-240 / Southeast        1994, 1995, 1996, 1997       28     92.83    2,994,776    55,928,321  3,784,666   $    423,953
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                       28     92.83    2,994,776    55,928,321  3,784,666        423,953
                                                    -----    ------   ----------  ------------  ---------   ------------
Monterrey, Mexico
 Apodaca                           1997                 3    100.00      210,743     7,461,379    103,101           None
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                        3    100.00      210,743     7,461,379    103,101           None
                                                    -----    ------   ----------  ------------  ---------   ------------
Nashville, Tennessee
 I-24 / Southeast         1994, 1995, 1996, 1997       21     97.09    2,099,467    44,520,927  3,187,954           None
 I-40 / Southeast               1995, 1996              3    100.00      154,500     4,606,309    336,890           None
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                       24     97.29    2,253,967    49,127,236  3,524,844           None
                                                    -----    ------   ----------  ------------  ---------   ------------
New Jersey / I-95
 Corridor
 Meadowlands                       1996                 1    100.00      530,000    17,025,078    720,549           None
 Route 287 / Exit 10
  I-95(4)                       1996, 1997              7    100.00    1,428,644    39,290,529  1,113,298           None
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                        8    100.00    1,958,644    56,315,607  1,833,847           None
                                                    -----    ------   ----------  ------------  ---------   ------------
Oklahoma City,
 Oklahoma
 I-40 / Southwest               1993, 1994              6     98.75      639,942    10,074,377  1,131,026           None
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                        6     98.75      639,942    10,074,377  1,131,026           None
                                                    -----    ------   ----------  ------------  ---------   ------------
Orlando, Florida
 East Orlando /
  Titusville (9)                   1994                 1     24.64       51,383    1 ,969,402    174,081      4,807,647(10)
 I-4 / 33rd Street
  (4)(9)                     1994, 1995, 1996           9    100.00      489,891    13,989,070    938,976        888,459(5)(10)
 Orlando Central Park           1994, 1997              3    100.00      463,414    10,732,673    556,513           None
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                       13     96.15    1,004,688    26,691,145  1,669,570      5,696,106
                                                    -----    ------   ----------  ------------  ---------   ------------
Paris, France
 CDG/North                         1997                 1    100.00      290,090     7,267,298     85,352           None
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                        1    100.00      290,090     7,267,298     85,352           None
                                                    -----    ------   ----------  ------------  ---------   ------------
Phoenix, Arizona
 I-10 / Central              1993, 1994, 1995           4     97.07      341,407     7,685,656    831,145           None
 I-10 / West                    1993, 1994             11     92.47      602,329    12,261,242  1,369,975           None
 Tempe                          1992, 1996              7     95.98      646,872    19,864,671  1,283,631           None
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                       22     94.88    1,590,608    39,811,569  3,484,751           None
                                                    -----    ------   ----------  ------------  ---------   ------------
Portland, Oregon
 I-5 / Columbia
  Corridor             1993, 1994, 1995, 1996, 1997    14     91.02      950,823    30,935,340  1,918,331        349,281
 I-5 / Wilsonville              1995, 1996              6    100.00      379,000    14,440,133    765,534        146,675
 Sunset Corridor                   1997                 4     38.62      172,200     7,726,737        --            None
                                                    -----    ------   ----------  ------------  ---------   ------------
                                                       24     87.28    1,502,023    53,102,210  2,683,865        495,956
                                                    -----    ------   ----------  ------------  ---------   ------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                           Percentage  Rentable        SCI       Accumulated   Long-term
                              Year Acquired         No. of Occupancy    Square      Investment   Depreciation   Mortgage
                               or Completed         Bldgs.    (1)     Footage (2)      (1)           (1)          Debt
                              -------------         ------ ---------- ----------- -------------- ------------ ------------
Reno, Nevada
 I-80 / Sparks            1993, 1994, 1995, 1996       15     97.74%   1,225,586  $   35,538,277 $  3,200,011         None
 I-80 / East                       1997                 1      0.00      256,000       5,734,496          --          None
 U.S. 395 / Reno
  North                            1996                 2     94.91      473,816      14,152,926       84,030         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                       18     84.26    1,955,402      55,425,699    3,284,041         None
                                                    -----    ------   ----------  -------------- ------------ ------------
Reynosa, Mexico
 Reynosa Industrial
  Park                             1997                 2     40.00      150,000       4,310,915       18,658         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        2     40.00      150,000       4,310,915       18,658         None
                                                    -----    ------   ----------  -------------- ------------ ------------
Rio Grande Valley
 (Brownsville), Texas
 I-77 / Lower Valley            1995, 1997             14     84.29      916,746      23,528,902    1,463,456 $  3,218,530
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                       14     84.29      916,746      23,528,902    1,463,456    3,218,530
                                                    -----    ------   ----------  -------------- ------------ ------------
Rotterdam,
 Netherlands
 South                             1997                 1    100.00      138,285       7,782,739      147,153         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        1    100.00      138,285       7,782,739      147,153         None
                                                    -----    ------   ----------  -------------- ------------ ------------
Salt Lake City, Utah
 I-15 / Clearfield              1995, 1996              3    100.00      932,708      20,808,354      973,791         None
 I-215 / Central                   1995                 2     74.85      299,000       9,030,124      664,489         None
 I-80 / North                   1994, 1996              2     90.72      361,960      11,767,351      466,747         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        7     93.17    1,593,668      41,605,829    2,105,027         None
                                                    -----    ------   ----------  -------------- ------------ ------------
San Antonio, Texas
 I-10 / Central
  Business District             1992, 1994              2     89.71      147,751       3,520,579      467,224         None
 I-35 / Central (9)    1992, 1993, 1994, 1995, 1996    28     98.30    2,592,027      56,415,019    5,825,658         None
 I-35 / North          1993, 1994, 1995, 1996, 1997    20     89.17    1,366,237      37,472,550    2,634,874         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                       50     94.96    4,106,015      97,408,148    8,927,756         None
                                                    -----    ------   ----------  -------------- ------------ ------------
San Diego, California
 Rancho Bernardo / I-
  15                            1996, 1997              3    100.00      329,427      13,292,242          --          None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        3    100.00      329,427      13,292,242          --          None
                                                    -----    ------   ----------  -------------- ------------ ------------
Seattle, Washington
 I-405 / Kent Valley         1994, 1995, 1997           6     86.95      695,923      27,558,791    1,479,921      187,330
 I-5 / Tacoma                      1996                 3     51.83      339,623      13,487,594      178,550         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                        9     75.43    1,035,546      41,046,385    1,658,471      187,330
                                                    -----    ------   ----------  -------------- ------------ ------------
South Bay (San
 Francisco),
 California
 Fremont / Newark (6)  1993, 1994, 1995, 1996, 1997    63     99.76    2,886,818     185,964,534   16,693,495   21,770,809(7)
 I-880 / North San
  Jose                             1994                 5    100.00      507,310      19,631,468    2,202,619         None
                                                    -----    ------   ----------  -------------- ------------ ------------
                                                       68     99.80    3,394,128     205,596,002   18,896,114   21,770,809
                                                    -----    ------   ----------  -------------- ------------ ------------

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                      Percentage  Rentable        SCI       Accumulated   Long-term
                            Year Acquired      No. of Occupancy    Square      Investment   Depreciation   Mortgage
                             or Completed      Bldgs.    (1)     Footage (2)      (1)           (1)          Debt
                            -------------      ------ ---------- ----------- -------------- ------------ ------------
St. Louis, Missouri
 Earth City (3)                  1997              5     95.86%     649,689  $   17,330,331 $    207,424 $  2,421,179
 Hazelwood                       1997              1    100.00       61,200       1,591,160       11,212      947,244
 I-270 Westport                  1997              5     99.42      274,844       8,378,557       36,532    5,225,170
                                               -----    ------   ----------  -------------- ------------ ------------
                                                  11     97.11      985,733      27,300,048      255,168    8,593,593
                                               -----    ------   ----------  -------------- ------------ ------------
Tampa, Florida
 Airport / Tampa West
  (4)(9)                   1994, 1995, 1996       23     94.26      883,505      36,723,759    2,903,412   11,328,985(5)(10)
 I-4 / Lakeland                  1994              1    100.00      247,018       6,795,731      690,744         None
 I-75 / Tampa East
  (4)(9)                1994, 1995, 1996, 1997    28     95.14    1,853,407      62,073,054    4,920,367   15,062,506(5)
 Pinellas / St.
  Petersburg (4)(9)              1994              5     93.61       83,632       2,112,297      191,703      738,717(5)
                                               -----    ------   ----------  -------------- ------------ ------------
                                                  57     95.23    3,067,562     107,704,841    8,706,226   27,130,208
                                               -----    ------   ----------  -------------- ------------ ------------
Tulsa, Oklahoma
 I-44 / Broken Arrow
  Expressway (4)              1993, 1994          10     90.22      573,333      12,897,836    1,301,761      654,800(5)
                                               -----    ------   ----------  -------------- ------------ ------------
                                                  10     90.22      573,333      12,897,836    1,301,761      654,800
                                               -----    ------   ----------  -------------- ------------ ------------
Washington, D.C. /
 Baltimore
 I-395 / Alexandria           1994, 1996          11    100.00      691,077      31,384,250    2,002,725         None
 I-695 / Southwest            1995, 1996           6     83.98      620,075      17,357,369      776,851         None
 I-95 / Capitol Heights       1996, 1997           2     44.30      273,135      10,647,208      198,824         None
 I-95 / Corridor                 1997              2     23.44      307,194      10,514,466      103,651         None
 I-95 / Landover                 1994              5     94.07      384,349      16,663,780    1,419,472         None
 I-95 / Northeast /
  Beltsville                     1994              3     81.66      248,981      11,478,781      967,774         None
 I-66 / Dulles             1995, 1996, 1997        6     95.83      775,215      27,689,241      830,799         None
                                               -----    ------   ----------  -------------- ------------ ------------
                                                  35     82.20    3,300,026     125,735,095    6,300,096         None
                                               -----    ------   ----------  -------------- ------------ ------------
Other Locations
 (4)(9)(11)
 Other                     1991, 1994, 1996        7     95.89      389,192      10,205,154      787,123      535,152(5)
                                               -----    ------   ----------  -------------- ------------ ------------
                                                   7     95.89      389,192      10,205,154      787,123      535,152
                                               -----    ------   ----------  -------------- ------------ ------------
  Total Operating
   Properties Owned at
   December 31, 1997                           1,005     92.02%  90,842,484  $2,628,052,181 $171,524,993 $128,282,337
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
                                                  ===     =========    ===========   ====

N/ANot Applicable

 (1) Percentage Occupancy is as of December 31, 1997 for operating properties owned at December 31, 1997. Operating properties at December 31, 1997 includes recently completed development properties in initial lease-up (2.9 million square feet completed in the fourth quarter of 1997) which impacts the overall occupancy percentage at December 31, 1997. SCI's investment is as of December 31, 1997 for operating properties owned and land held for development at December 31, 1997 and represents SCI's historical cost excluding above-standard tenant improvements. Depreciation is determined using the straight-line method over 30 years for buildings acquired, over 40 years for building developed and over 10 years for tenant improvements.
 (2) Square footage is shown for operating properties and properties under development; acreage is shown for land held for future development and land subject to fixed price options and rights of first refusal.
 (3) In the Charlotte, Dallas, Denver, East-Bay (San Francisco), El Paso and St. Louis markets, an aggregate of 1,928,194 square feet is owned through SCI Limited Partnership-II, of which SCI is general partner and owns 97.6%. The square footage and investment included in the table represent 100.0% of the property owned by the partnership.
 (4) In the Cincinnati, Fort Lauderdale/Miami, New Jersey, Orlando, Tampa, Tulsa markets and one other location, 2,059,851 square feet are owned through SCI Limited Partnership-IV, of which SCI IV, Inc., a wholly owned subsidiary of SCI, is the general partner and owns 96.7%. The square footage and investment included in the table represent 100% of the property owned by the partnership.
 (5) Includes 1,925,138 square feet owned by SCI Limited Partnership-IV pledged to secure four long-term mortgage notes totalling $33,196,968 as of December 31, 1997.
 (6) In the East Bay (San Francisco) and South Bay (San Francisco) markets, 3,890,745 square feet are owned through SCI Limited Partnership-I, of which SCI is the general partner and owns 68.7%. The square footage and investment included in the table represent 100.0% of the property owned by the partnership.
 (7) Includes 1,205,420 square feet owned by SCI Limited Partnership-I pledged to secure four long-term mortgage notes totalling $27,340,179 as of December 31, 1997.
 (8) Includes 144,000 square feet owned by SCI Limited Partnership-II pledged to secure long-term mortgage notes totalling $2,647,053 as of December 31, 1997.
 (9) In Chicago, Fort Lauderdale/Miami, Orlando, San Antonio, Tampa and one other location, 1,231,455 square feet are owned through SCI Limited Partnership-III, including 80,000 square feet owned in co-tenancy with an unrelated third party. SCI is the general partner of SCI Limited Partnership-III and owns 80.6%. The square footage and investment included in the table represent 100.0% of the property owned by the partnership.
(10) Includes 272,864 square feet (of which 80,000 square feet are owned in co-tenancy) owned by SCI Limited Partnership-III pledged to secure four long-term mortgage notes totalling $4,964,625 as of December 31, 1997.
(11) Includes 136,000 square feet in which SCI has a 70.0% joint venture interest. The square footage and investment included in the table represent 100.0% of the property owned by the joint venture.
(12) Represents the total budgeted development costs for properties under development, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than costs incurred to date.
(13) Includes 2,250,734 square feet in the design and permitting stage.
(14) Includes 1,176,174 square feet currently undergoing rehabilitation.
(15) During January 1998, SCI completed shell construction and transferred to its operating property portfolio 12 buildings in 10 target markets totalling 1,542,887 square feet.
(16) During January 1998, SCI acquired land totalling 16.3 net acres, commenced development of 77.7 net acres and disposed of 6.7 acres resulting in an inventory of land held for development at January 31, 1998 of 1,634.3 net acres.
(17) Fixed price options to acquire 22.5 acres expired January 31, 1998, bringing total land subject to fixed price options at January 31, 1998 to
     541.4 acres.
(18) On January 12, 1998, SCI sold a 6.7 acre parcel of land with a historical cost of $4.0 million and a long-term mortgage debt of $3.9 million.

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

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                                            Page
                                                                            ----
Security Capital Industrial Trust:
  Report of Independent Public Accountants.................................  24
  Consolidated Balance Sheets..............................................  25
  Consolidated Statements of Operations....................................  26
  Consolidated Statements of Shareholders' Equity..........................  27
  Consolidated Statements of Cash Flows....................................  28
  Notes to Consolidated Financial Statements...............................  29
  Report of Independent Public Accountants.................................  52
  Schedule III--Real Estate and Accumulated Depreciation...................  53

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

 Long-Lived Assets

  Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. SCI's management also periodically reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss (based upon a comparison of discounted operating cash flows to ProLogis' carrying value) is recognized if necessary. In management's opinion, long-lived assets, including real estate assets, are not carried at amounts in excess of their estimated net realizable values.

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

                       SECURITY CAPITAL INDUSTRIAL TRUST

5. Borrowings:

  Mortgage notes payable, assessment bonds payable and securitized debt consisted of the following at December 31, 1997 (in thousands):

                                                                           Balloon
                                                        Periodic           Payment
                                      Interest Maturity Payment  Principal  Due At
       Description          Market      Rate     Date     Date    Balance  Maturity
       -----------        ----------- -------- -------- -------- --------- --------
Mortgage Notes Payable:
 Eigenbrodt Way
  Distribution Center
  #1....................  East Bay      8.590% 04/01/03   (1)     $ 1,692  $ 1,479
 Gateway Corporate
  Center #10............  South Bay     8.590  04/01/03   (1)       2,002    1,361
 Hayward Industrial
  Center I & II.........  East Bay      8.590  04/01/03   (1)      14,280   12,480
 Kennedy International
  Cargo Center Land #1..  New Jersey    6.000  01/12/98   (1)       3,900    3,900
 MGI Portfolio..........  St. Louis     7.750  10/01/10   (2)       8,594      --
 Oxmoor Distribution
  Center #1.............  Birmingham    8.390  04/01/99   (1)       4,032    3,895
 Oxmoor Distribution
  Center #2.............  Birmingham    8.100  05/01/99   (1)       1,487    1,439
 Oxmoor Distribution
  Center #3.............  Birmingham    8.100  05/01/99   (1)       1,476    1,426
 Peter Cooper
  Distribution Center
  #1....................  El Paso      10.625  06/01/99   (1)       2,647    2,619
 Platte Valley
  Industrial Center #1..  Kansas City   9.750  03/01/00   (1)         448      256
 Platte Valley
  Industrial Center #3..  Kansas City   9.750  06/01/98   (1)       1,114    1,091
 Platte Valley
  Industrial Center #4..  Kansas City  10.100  11/01/21   (2)       2,080      --
 Platte Valley
  Industrial Center #8..  Kansas City   8.750  08/01/04   (1)       1,950    1,488
 Platte Valley
  Industrial Center #9..  Kansas City   8.100  04/01/17   (2)       3,407      --
 Princeton Distribution
  Center................  Cincinnati    9.250  02/19/99   (1)         378      378
 Rio Grande Industrial
  Center #1.............  Brownsville   8.875  09/01/01   (1)       3,218    2,544
 Riverside Industrial
  Center #3.............  Kansas City   8.750  08/01/04   (1)       1,532    1,170
 Riverside Industrial
  Center #4.............  Kansas City   8.750  08/01/04   (1)       4,140    3,161
 Southwide Lamar
  Industrial Center #1..  Memphis       7.670  05/01/24   (1)         424      674
 Sullivan 75
  Distribution Center
  #1....................  Atlanta       9.960  04/01/04   (1)       1,838    1,663
 Tampa West Distribution
  Center #20............  Tampa         9.125  11/30/00   (2)         157      --
 Thornton Business
  Center #1--#4.........  South Bay     8.590  04/01/03   (1)       9,366    8,185
 Titusville Industrial
  Center #1.............  Orlando      10.000  09/01/01   (1)       4,808    4,181
 Vista Del Sol
  Industrial Center #1..  El Paso       9.680  08/01/07   (2)       2,810      --
 Vista Del Sol
  Industrial Center #3..  El Paso       9.680  08/01/07   (2)       1,189      --
 West One Business
  Center #1.............  Las Vegas     8.250  09/01/00   (1)       4,505    4,252
 West One Business
  Center #3.............  Las Vegas     9.000  09/01/04   (1)       4,463    3,847
                                                                  -------
                                          8.65% Weighted average
                                                            rate  $87,937
                                                                  =======
Assessment Bonds
 Payable:
 City of Las Vegas......  Las Vegas      8.75% 10/01/13   (2)     $   303      --
 City of Las Vegas......  Las Vegas      8.75  10/01/13   (2)         299      --
 City of Las Vegas......  Las Vegas      8.75  10/01/13   (2)         200      --
 City of Hayward........  South Bay      7.00  03/01/98   (2)           2      --
 City of Fremont........  South Bay      7.00  03/01/11   (2)      10,404      --
 City of Wilsonville....  Portland       6.82  08/19/04   (2)         147      --
 City of Kent...........  Seattle        7.85  06/20/05   (2)         119      --
 City of Kent...........  Seattle        7.98  05/20/09   (2)          70      --
 City of Portland.......  Portland       7.25  11/07/15   (2)         108      --
 City of Portland.......  Portland       7.25  11/17/07   (2)           5      --
 City of Portland.......  Portland       7.25  09/15/16   (2)         237      --
                                                                  -------
                                          7.14% Weighted average
                                                            rate  $11,894
                                                                  =======
Securitized Debt:
 Tranche A..............  (3)            7.74% 02/01/04   (1)     $24,973  $20,821
 Tranche B..............  (3)            9.94  02/01/04   (1)       8,224    7,215
                                                                  -------
                                          8.29% Weighted average
                                                            rate  $33,197
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

6. Minority Interest:

  Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI. With respect to each of the partnerships either SCI or a subsidiary of SCI is the sole general partner with all management powers over the business and affairs of the partnership. The limited partners of each partnership generally do not have the right to participate in or exercise management control over the business and affairs of the partnership. With respect to each partnership the general partner may not, without the written consent of all of the limited partners, take any action that would prevent such partnership from conducting its business, possess the property of the partnership, admit an additional partner or subject a limited partner to the liability of a general partner.

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

                       SECURITY CAPITAL INDUSTRIAL TRUST

  During the first two quarters of 1994, SCI acquired an 81.2% controlling general partnership interest in
SCI Limited Partnership-II, which owns distribution facilities primarily in Austin, Charlotte, Dallas, Denver,
El Paso and the San Francisco Bay area. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. During the third quarter of 1995 certain limited partners in SCI Limited Partnership-II exercised their conversion rights to exchange partnership units for Common Shares on a one for one basis. As a result of these conversions, SCI's general partnership interest in SCI Limited Partnership-II increased to 97.6%, and SCI's outstanding Common Shares increased by 555,651 shares. As of December 31, 1997, there were 90,213 limited partnership units outstanding in SCI Limited Partnership-II.

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

  In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI, made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership ("Partnership-IV"), in exchange for a 96.4% controlling general partner interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totaling 3.6% in Partnership-IV. SCI contributed an additional $2.5 million to the partnership between January 1, 1996 and December 31, 1997, in conjunction with tax deferred exchanges of real estate, which increased SCI's interest from 96.4% to 96.7%. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners. At December 31, 1997, there were 68,612 limited partnership units outstanding in Partnership-IV and no units had been exchanged.

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

7. Shareholders' Equity:

  On December 22, 1997, SCI raised net proceeds of $200.0 million from a private placement of 8,416,667 Common Shares at a price of $24 per share. SCI paid Security Capital Markets Group Incorporated, a registered broker-dealer subsidiary of Security Capital Group Incorporated ("Security Capital"), a $2.0 million fee for their

                       SECURITY CAPITAL INDUSTRIAL TRUST
services in connection with the offering. Security Capital, SCI's largest shareholder, purchased 3,125,067 Common Shares in the December offering at $24 per share. At December 31, 1997, Security Capital owned 42.5% of SCI's Common Shares.

  On August 6, 1997, in connection with the consummation of the Merger (see
Note 11), SCI commenced a rights offering to sell 4,970,352 Common Shares at $21 per share. The rights offering was designed to allow SCI's shareholders, other than Security Capital, the opportunity to maintain their relative ownership in SCI by purchasing additional Common Shares at a price which was below the price at which Security Capital received Common Shares in the Merger. On September 9, 1997, SCI offered an additional 994,070 Common Shares at $21 per share to third party subscribers in the rights offering that were not accepted in whole or in part due to demand in excess of the Common Shares offered. All of these Common Shares were issued in September 1997, and net proceeds from these offerings totaled $124.9 million.

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

  In February 1996, SCI issued a total of 8,050,000 Series B Cumulative Convertible Redeemable Preferred Shares (the "Series B Preferred Shares"). The Series B Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference at the time of issuance of $201.3 million plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are only entitled to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 Common Shares for each Series B Preferred Share), subject to adjustment in certain circumstances. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount

                       SECURITY CAPITAL INDUSTRIAL TRUST
per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distribution on the Common Shares, or portion thereof, into which a Series B Preferred Share is convertible. Distributions on the Series B Preferred Shares are cumulative from the date of original issue and payable quarterly in arrears on the last day of March, June, September and December of each year. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. There were 49,700 Series B Preferred Shares converted into 63,720 Common Shares in the fourth quarter of 1997. There were 8,000,300 Series B Preferred Shares outstanding as of December 31, 1997.

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

                       SECURITY CAPITAL INDUSTRIAL TRUST

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
                                    =======  ======= ========  ======= ========


11.Consummation of Merger:

  On September 8, 1997, SCI's shareholders voted to approve an agreement with Security Capital to exchange Security Capital's REIT management and property management companies for 3,692,023 Common Shares (the "Merger"). As a result, SCI became an internally managed REIT on September 9, 1997 with Security Capital remaining as SCI's largest shareholder. The $81.9 million value of the management companies was approved by the independent Trustees and a fairness opinion was obtained from a third party investment bank. Pursuant to the terms of the Merger Agreement, the number of shares issued to Security Capital was based on the average market price of the Common Shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining the SCI shareholders entitled to vote on the Merger. The market value of the Common Shares issued to Security Capital on September 9, 1997 was $79.8 million of which $4.4 million was allocated to the net tangible assets acquired and the $75.4 million difference was accounted for as costs incurred in acquiring the management companies from a related party. Because the management companies did not have significant operations other than the management of SCI and SCI's assets the transaction does not qualify as the acquisition of a "business" for purposes of applying APB Opinion No. 16, "Business Combinations". Consequently, the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

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

  As of December 31, 1997 and 1996, the fair value of all derivative financial instruments are amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers. The following table reflects the carrying amount and estimated fair value of SCI's financial instruments at December 31 (in thousands):

                                            1997                 1996
                                     -------------------- -------------------
                                     Carrying             Carrying
                                      Amount   Fair Value  Amount  Fair Value
                                     --------  ---------- -------- ----------
     Balance sheet financial
      instruments
       Long-term debt............... $724,052   $755,799  $524,191  $549,613
       Mortgages.................... $133,028   $137,628  $139,952  $142,643
     Derivative financial instru-
      ments
       Interest rate contracts (1).. $     --   $ (8,621) $     --  $  1,218
       Foreign currency contract
        (2)......................... $ (7,904)  $ (7,904) $     --  $     --
       Foreign currency contracts
        (3)......................... $  1,876   $  1,876  $     --  $     --

--------

(1) These interest rate contracts are related to anticipated 1998 debt offerings.

(2) This foreign currency exchange forward contract fixes the purchase price of Frigoscandia AB which, per the purchase agreement, is denominated in Swedish Krona (see Note 15).

(3) This foreign currency exchange forward contract fixes the exchange rate related to an anticipated financing arrangement to be denominated in German Marks associated with the Frigoscandia AB acquisition (see
    Note 15).

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

                       SECURITY CAPITAL INDUSTRIAL TRUST

(4) On December 22, 1997, SCI entered into a foreign exchange forward contract to fix the purchase price of the Frigoscandia AB acquisition, denominated in Swedish krona, and the anticipated cost of financing a portion of the transaction denominated in German marks (Note 15). Statement of Financial Accounting Standards No. 52 requires these foreign currency contracts to be marked to market at the financial statement date and the gain or loss, if any, reflected in the consolidated results of operations. A net foreign exchange loss of $6.0 million was recognized for the year ended December 31, 1997 relating to foreign exchange contracts outstanding at December 31, 1997.

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

Date: February 24, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


 /s/ Irving F. Lyons III*            Co-Chairman, Chief
____________________________________  Investment Officer and
    Irving F. Lyons III               Trustee

 /s/ K. Dane Brooksher*              Co-Chairman, Chief Operating
____________________________________  Officer and Trustee
    K. Dane Brooksher

 /s/ M. Gordon Keiser Jr.*           Senior Vice President
____________________________________  (Principal Financial
    M. Gordon Keiser Jr.              Officer)

 /s/ Edward F. Long*                 Vice President and
____________________________________  Controller (Principal
    Edward F. Long                    Accounting Officer)

 /s/ Thomas G. Wattles*              Trustee
____________________________________
    Thomas G. Wattles

 /s/ Stephen L. Feinberg*            Trustee
____________________________________
    Stephen L. Feinberg

 /s/ Donald P. Jacobs*               Trustee
____________________________________
    Donald P. Jacobs

 /s/ William G. Myers*               Trustee
____________________________________
    William G. Myers

 /s/ John E. Robson*                 Trustee
____________________________________
    John E. Robson

   /s/ Jeffrey A. Klopf

                                                                   February 24, 1999


*By: _____________________

     Jeffrey A. Klopf

     Attorney-in-fact

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

                                                                     Sequential
                                                                      Numbered
  Number                         Description                            Page
  ------                         -----------                         ----------
 10.18     First Amendment to Contribution and Sale Agreement,
           dated as of October 14, 1994, among SCI and the parties
           set forth therein (Incorporated by reference to exhibit
           10.1 to SCI's Form 10-Q for the quarter ended September
           30, 1994)
 10.19     Second Amendment to Contribution and Sale Agreement,
           dated as of October 21, 1994, among SCI and the parties
           set forth therein (Incorporated by reference to exhibit
           10.2 to SCI's Form 10-Q for the quarter ended September
           30, 1994)
 10.20     Amended and Restated Agreement of Limited Partnership
           of SCI Limited Partnership-III, dated as of October 28,
           1994, by and among SCI, as general partner, and the
           limited partners set forth therein (Incorporated by
           reference to exhibit 10.3 to SCI's Form 10-Q for the
           quarter ended September 30, 1994)
 10.21     Amended and Restated Agreement of Limited Partnership
           of SCI Limited Partnership-IV, dated as of October 28,
           1994, by and among SCI IV, Inc., as general partner,
           and the limited partners set forth therein
           (Incorporated by reference to exhibit 10.4 to SCI's
           Form 10-Q for the quarter ended September 30, 1994)
 10.22     Registration Rights Agreement, dated as of October 28,
           1994, among SCI and the investors listed on the
           signature pages thereto (Incorporated by reference to
           exhibit 10.5 to SCI's Form 10-Q for the quarter ended
           September 30, 1994)
 10.23     Option Agreement and Consent, dated October 24, 1994,
           by and between SCI and Farm Bureau Life Insurance
           Company (Incorporated by reference to exhibit 10.7 to
           SCI's Form 10-Q for the quarter ended September 30,
           1994)
 10.24     Security Capital Industrial Trust 1997 Long-Term
           Incentive Plan (Incorporated by reference to Annex II
           to Security Capital Group Incorporated's Registration
           Statement No. 333-26259 on Form S-1)
 10.25     Form of Secured Promissory Note and Pledge Agreement
           relating to Share Purchase Program (previously filed)
 11.1      Statement re: Computation of Per Share Earnings
           (previously filed)
 12.1      Statement re: Computation of Ratio of Earnings to Fixed
           Charges (previously filed)
 12.2      Statement re: Computation of Ratio of Earnings to
           Combined Fixed Charges and Preferred Share Dividends
           (previously filed)
 21.1      Subsidiaries of SCI (previously filed)
 23.1      Consent of Arthur Andersen LLP
 24.1      Power of Attorney (previously filed)
 27        Financial Data Schedule (previously filed)