Form 10-Q/A
period 1998-09-30
PROLOGIS TRUST
filed 1999-02-24
CIK 899881

===============================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------
                                  FORM 10-Q/A
                                 ---------------

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

     NOTE:  The purpose of this amendment is to amend and restate Item 1 and Item 2 of the registrant's Quarterly Report on Form
            10-Q for the period ended September 30, 1998.

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

2.   Real Estate:

        Investments in Real Estate

         ProLogis' investments in real estate, at cost, were as follows (in thousands):

                                                                                  September 30,     December 31,
                                                                                      1998             1997
                                                                                  -------------     ------------

         Improved land......................................................      $    476,491      $    420,019
         Buildings and improvements.........................................         2,593,464         2,233,585
         Properties under development (including cost of land)..............           218,892           180,268
         Land held for development..........................................           171,250           159,645
         Capitalized preacquisition costs...................................            23,720            12,719
                                                                                  ------------      ------------
                  Total real estate.........................................         3,483,817         3,006,236
         Less accumulated depreciation......................................           231,526           171,525
                                                                                  ------------      ------------

                  Net real estate...........................................      $  3,252,291      $  2,834,711
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

        Long-term Debt Offerings

     ProLogis completed two offerings of debt securities in 1998 (including one offering subsequent to September 30, 1998) as follows:

         . On July 20, 1998, $250 million of debt securities due July 15, 2006 (the "2006 Notes") with an interest rate of 7.05%. The 2006 Notes were sold at a discount resulting in a yield to maturity of 7.08%. Net proceeds of the offering were $247.6 million, net of underwriters' commissions and other costs.
         . On October 9, 1998, $125 million of debt securities due October 1, 2003 (the "2003 Notes") with an interest rate of 7.0%. The securities were issued at par. Net proceeds of the offering were approximately $124.0 million, net of underwriters' commissions and other costs.

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

       Preferred Share Dividends

         During 1998, ProLogis paid quarterly dividends of:

     . $0.5875 per cumulative redeemable Series A preferred share on March 31,
       1998, June 30, 1998 and September 30, 1998;
     . $0.4375 per cumulative convertible Series B preferred share on March 31,
       1998, June 30, 1998 and September 30, 1998;
     . $1.0675 per cumulative redeemable Series C preferred share on March 31,
       1998, June 30, 1998 and September 30, 1998; and,
     . $0.43 per cumulative redeemable Series D preferred share on a prorated basis for the period from April 13, 1998 (date of issuance) to June 30, 1998 on June 30, 1998 and $0.495 per share on September 30, 1998.

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

         During the third quarter of 1998, ProLogis determined that these interest rate protection agreements would no longer qualify for hedge accounting treatment under GAAP based upon the following:

         . Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e. ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and,
         . ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).

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

10.   1997 Merger Transaction:

         On September 8, 1997, ProLogis' shareholders voted to approve an agreement with Security Capital to exchange Security Capital's REIT management and property management companies for 3,692,023 Common Shares (the "Merger"). As a result, ProLogis became an internally managed REIT on September 9, 1997 with Security Capital remaining as ProLogis' largest shareholder. The $81.9 million value of the management companies was approved by the independent members of the Board and a fairness opinion was obtained from a third party investment bank. The number of shares issued to Security Capital was based on the average market price of the Common Shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining the ProLogis shareholders entitled to vote on the Merger. The market value of the Common Shares issued to Security Capital on September 9, 1997 was $79.8 million of which $4.4 million was allocated to the net tangible assets acquired and the $75.4 million difference was accounted for as costs incurred in acquiring the management companies from an affiliate. Because the management companies did not have significant operations other than the management of ProLogis and ProLogis' assets the transaction does not qualify as the acquisition of a "business" for purposes of applying APB Opinion No. 16, "Business Combinations". Consequently, the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

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


Results of Operations

       Nine Months Ended September 30, 1998 and 1997

         Net earnings (loss) attributable to Common Shares increased by $58.7 million to $43.1 million for the first nine months of 1998 from a loss of $15.6 million for the same period in 1997. For a comparison of the three months ended September 30, 1998 to the same period in 1997, see "--Three Months Ended September 30, 1998 and 1997." The increase of $58.7 million resulted primarily from:

         .    an increase in net operating income from property operations
              (after deductions for depreciation), primarily the result of the increased number of distribution properties in operation in 1998 as compared to 1997;
         .    an increase in other real estate income, primarily gains on dispositions of undepreciated properties and fees generated by
              ProLogis Development Services;
         .    a one-time charge of $75.4 million incurred in September 1997 as a result of the acquisition of the management companies from
              Security Capital and the resulting reduction of expenses; and,
         .    a net foreign exchange gain recognized during 1998.

         These increases in net earnings (loss) were partially offset by:

         . a net decrease in income generated by ProLogis' unconsolidated subsidiaries in 1998 from 1997, primarily due to the recognition of a net foreign currency exchange loss by Frigoscandia S.A.; and,
         . the recognition of a $27.7 million expense in the third quarter of 1998 as a result of mark to market adjustments related to two interest rate protection agreements.

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
                                                               ===========       ===========

         Interest expense on line of credit borrowings increased $7.5 million for the first nine months of 1998 over the same period in 1997 due primarily to a higher average outstanding balance ($208.6 million in 1998 compared to $54.7 million in 1997) partially offset by a lower weighted-average daily interest rate (6.56% in 1998 compared to 6.74% in 1997). Of the interest expense incurred in 1998, $2.7 million related to $200 million of short-term borrowings associated with the Frigoscandia AB acquisition in the first quarter of 1998, which was repaid on March 31, 1998. See "--Liquidity and Capital Resources-- Investing and Financing Activities".

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

        Preferred Share Dividends

         The increase in preferred share dividends of $9.1 million for the nine months ended September 30, 1998 over the same period in 1997 is primarily attributable to the issuance of Series D Preferred Shares in April 1998. See "-- Liquidity and Capital Resources--Investing and Financing Activities".

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

         In accordance with Emerging Issues Task Force Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which was effective on April 1, 1998, ProLogis no longer capitalizes any costs associated with operating property acquisition activities.

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

         During the third quarter of 1998, ProLogis determined that these interest rate protection agreements would no longer qualify for hedge accounting treatment under GAAP based upon the following:

         . Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e., ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and,

         . ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).

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

         Because ProLogis has undertaken to replace its core financial systems with computer software that will better serve its future needs (such software is Year 2000 compliant), it is not expected that the non-compliant accounting application will continue to be used by ProLogis after mid-1999. Should the enterprise-wide implementation of the new computer software not be accomplished in a timely manner and the non-compliant accounting application is still in use at the end of 1999, ProLogis has two contingency plans. The first option is to install a Year 2000 compliant version of the current software that the vendor has indicated will be available in 1999. Secondly, ProLogis can, with minimal efforts, convert this application to the Year 2000 compliant software currently in use for all other accounting applications. Worst Case Scenario--Should neither contingency plan be successfully implemented, ProLogis could experience a delay in reporting its financial results and also delays in processing payments to vendors beginning with the first quarter of 2000. Additionally, additional costs would be incurred to perform this function manually until such time as the computer application is made Year 2000 compliant.

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

         ProLogis is currently conducting a review of all operating systems that fall within its responsibility. Preliminary results have indicated that ProLogis' primary vendor for monitoring of fire and life safety systems has verified that their system is Year 2000 compliant. ProLogis is continuing its review of other systems and performing testing and verification as deemed appropriate. This process is expected to be completed during the first quarter of 1999. Based upon the results of this review, ProLogis will formulate a contingency plan to address risk areas identified, if any. Worst Case Scenario--Should the systems that ProLogis is responsible for fail, ProLogis' tenants may experience inconveniences with respect to the maintenance and operations of the facilities (i.e. parking lot lighting and sprinkler systems). Should the fire and life safety systems fail, there could be a delay in identifying a reportable event or a reportable event could occur without being identified. In such situation, ProLogis could be exposed to the extent the failure resulted in a loss not covered by existing insurance policies.

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

         CSI has completed testing on all IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not already been remediated or are not Year 2000 compliant, with the exception of CSI's payroll processing applications. Management of CSI intends to use the payroll services offered by Security Capital through an administrative services agreement to solve this problem. Security Capital's payroll processing systems are Year 2000 compliant. CSI also has retained an outside consulting firm to confirm their internal testing results. The consultants review is expected to be completed during the first quarter of 1999. CSI estimates that the total cost incurred to date and estimated cost to be incurred for Year 2000 remediation is less than $200,000. Worst Case Scenario--Failure of CSI to procure payroll processing services that are Year 2000 compliant could result in a delay in paying its employees. Also, additional costs would be incurred to perform this function manually.

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

         Frigoscandia AB has retained an outside consulting firm to confirm their internal testing results. The consultants' review is expected to be completed during the first quarter of 1999. Frigoscandia AB estimates that the total cost incurred to date and estimated to be incurred for Year 2000 remediation is between $2 million and $4 million. Worst Case Scenario--Failure of Frigoscandia AB to convert the financial reporting application for its French operations to a Year 2000 compliant system could result in delays in reporting financial results beginning with the first quarter of 2000 and also delays in billings to customers and in payments to vendors. These delays could result in additional costs to Frigoscandia AB. Also, additional costs would be incurred by Frigoscandia AB to perform these functions manually.

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

         ProLogis Kingspark has virtually no risk associated with embedded operating systems because substantially all of ProLogis Kingspark activities are related to development of properties for third parties and not for its own long-term ownership. ProLogis Kingspark estimates that the total cost incurred to date and estimated cost to be incurred for the Year 2000 remediation is less than $250,000. Worst Case Scenario--Failure of ProLogis Kingspark to convert its primary accounting applications to a Year 2000 compliant system could result in delays in reporting financial results beginning with the first quarter of 2000 and also delays in billings to customers and in payments to vendors. These delays could result in additional costs to ProLogis Kingspark. Also, additional costs would be incurred by ProLogis Kingspark to perform these functions manually.

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

                                               PROLOGIS TRUST




                                            /s/ M. Gordon Keiser
                                        ------------------------------
                                              M. Gordon Keiser
                                            Senior Vice President
                                         (Principal Financial Officer)


                                               /s/ Edward F. Long
                                        ------------------------------
                                                 Edward F. Long
                                          Vice President and Controller



                                               /s/ Shari J. Jones
                                        -------------------------------
                                                 Shari J. Jones
                                                 Vice President
                                         (Principal Accounting Officer)

Date: February 24, 1999