Form 10-K
period 1998-12-31
PROLOGIS TRUST
filed 1999-03-29
CIK 899881

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

                 For the fiscal year ended December 31, 1998.

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Transition period from  to  .

                        Commission File Number 1-12846

                               ----------------

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

   Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
                 Title of Each Class                     on which registered
                 -------------------                    ---------------------
Common Shares of Beneficial Interest, par value $0.01
 Per share                                             New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares of
 Beneficial Interest, par value $0.01 per share        New York Stock Exchange
Series B Cumulative Convertible Redeemable Preferred
 Shares of Beneficial Interest, par value $0.01 per
 share                                                 New York Stock Exchange
Series D Cumulative Convertible Redeemable Preferred
 Shares of Beneficial Interest, par value $0.01 per
 share                                                 New York Stock Exchange
Preferred Share Purchase Rights                        New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

   None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Based on the closing price of the registrant's shares on March 22, 1999, the aggregate market value of the voting shares held by non-affiliates of the registrant was $1,417,219,848.

   As of March 22, 1999, there were outstanding approximately 123,755,133 common shares of beneficial interest of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for the 1999 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                             Description                              Page
 ----                             -----------                              ----

                                     PART 1

  1.  Business...........................................................    1
      ProLogis Trust.....................................................    1
      1998 Strategic Accomplishments.....................................    2
      Business Strategy..................................................    4
      ProLogis Operating System(TM)......................................    5
      Operating Strategy.................................................    6
      Investment Strategy................................................   10
      Financing Strategy.................................................   12
      ProLogis Management................................................   13
      Officers and Trustees of ProLogis..................................   14
      Employees..........................................................   17
      Competition........................................................   17
      Environmental Matters..............................................   18
      Insurance Coverage.................................................   18
  2.  Properties.........................................................   18
      Product Classification.............................................   18
      Geographic Distribution............................................   19
      Facilities.........................................................   20
      Partnerships.......................................................   30
      ProLogis Development Services......................................   32
      Unconsolidated Subsidiaries........................................   32
  3.  Legal Proceedings..................................................   34
  4.  Submission of Matters to a Vote of Security Holders................   34

                                    PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder     34
      Matters............................................................
      Dividend Reinvestment and Share Purchase Plan......................   36
  6.  Selected Financial Data............................................   36
  7.  Management's Discussion and Analysis of Financial Condition and       38
      Results of Operations..............................................
      Overview...........................................................   39
      Results of Operations..............................................   41
      Environmental Matters..............................................   46
      Liquidity and Capital Resources....................................   46
      Funds from Operations..............................................   51
      Year 2000..........................................................   52
 7A.  Quantitative and Qualitative Disclosure About Market Risk..........   55
  8.  Financial Statements and Supplementary Data........................   55
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure
      Matters............................................................   55

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   56
 11.  Executive Compensation.............................................   56
 12.  Security Ownership of Certain Beneficial Owners and Management.....   56
 13.  Certain Relationships and Related Transactions.....................   56

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   56

                                    PART I

Item 1. Business

ProLogis Trust

   ProLogis Trust ("ProLogis"), formerly Security Capital Industrial Trust, is a global owner and lessor of industrial distribution facilities with nearly 1,250 facilities leased to industrial space users throughout North America and Europe, making it the largest publicly held, U.S.-based company to do so. ProLogis engages in the acquisition, development, marketing, leasing and long-term ownership of industrial distribution facilities and the development of master-planned distribution parks and corporate distribution facilities for its customers. ProLogis deploys capital in markets that ProLogis believes have excellent long-term growth prospects and where it can achieve a strong market position through the acquisition and development of flexible facilities designed for both warehousing and light manufacturing uses. In addition, ProLogis, through its investments in two companies, has a network of refrigerated distribution facilities operating in North America and Europe. ProLogis is focused exclusively on meeting the distribution space needs of international, national, regional and local industrial real estate users through the ProLogis Operating System(TM) and believes it has distinguished itself from its competition by being the only entity that combines all of the following:

  . An international operating platform dedicated to providing distribution facilities to a targeted customer base of the 1,000 largest users of distribution facilities, 404 of which are currently ProLogis customers;

  . An organizational structure and service delivery system built around the customer--ProLogis believes its service approach is unique to the real estate industry as it combines international scope and expertise with strong local presence in each of its target markets; and

  . A disciplined investment strategy based on proprietary research that identifies high growth markets with sustainable demand for ProLogis' distribution facilities.

   As of January 31, 1999, ProLogis, including its unconsolidated subsidiaries, owned 134.4 million square feet of industrial distribution facilities, including 111.8 million square feet of operating facilities and
15.8 million square feet of refrigerated distribution facilities. Additionally, ProLogis had 6.8 million square feet of distribution facilities under development at a total expected investment of $324.2 million in 25 North American and European markets. As of January 31, 1999, ProLogis, including its unconsolidated subsidiaries, owned or controlled approximately 4,900 acres of land for the future development of approximately 86.0 million square feet of distribution facilities. As of January 31, 1999, 93.4% of the operating facilities and facilities under development (based on cost) directly owned by ProLogis were located in the United States, 4.6% were located in Europe and 2.0% were located in Mexico. No individual market (based on cost) represents more than 10% of ProLogis' facilities, although ProLogis' concentration in the Los Angeles/Orange County market is expected to be 10.3% after the merger, discussed in "--Proposed Merger Transaction", is completed. ProLogis expects that a significant portion of its future growth, after completion of the merger discussed below, will be in its European target markets.

   ProLogis' objective is to increase shareholder value by achieving long-term sustainable growth in cash flow. ProLogis has built a global network of distribution facilities and, through the ProLogis Operating System(TM), ProLogis has become a leading provider of distribution facilities in North America and Europe. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group and the Global Development Group, utilizes ProLogis' international network of distribution facilities to meet customer expansion and reconfiguration needs globally.

   ProLogis is a real estate investment trust ("REIT") organized under Maryland law and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

 Proposed Merger Transaction

   ProLogis has entered into an Agreement and Plan of Merger dated as of November 16, 1998, as amended, (the "Merger Agreement") with Meridian Industrial Trust, Inc. ("Meridian"), whereby Meridian would be merged with and into ProLogis (the "Merger"). Meridian is a publicly traded REIT that owns and leases industrial and refrigerated distribution facilities in the United States. The Merger Agreement, which must be approved by at least two-thirds of the holders of ProLogis common shares of beneficial interest, par value $0.01 per share ("Common Shares"), and a majority of the holders of Meridian's common stock, provides that each share of Meridian common stock will be exchanged for 1.10 Common Shares, plus $2.00 in cash. Meridian has approximately 34.2 million shares of common stock and common stock equivalents outstanding as of March 22, 1999. Additionally, ProLogis will assume Meridian's outstanding liabilities (approximately $613.2 million as of December 31, 1998) and will exchange a new share of ProLogis cumulative redeemable preferred shares with an 8.75% annual dividend rate ($2.1875 per share) for each outstanding share of Meridian Series D preferred stock (aggregate liquidation value of $50 million).

   ProLogis and Meridian's Joint Proxy Statement and Prospectus was mailed to ProLogis' shareholders and Meridian's stockholders on March 2, 1999. ProLogis' shareholders and Meridian's stockholders will vote on the Merger at special meetings to be held on March 30, 1999.

   Upon completion of the Merger, ProLogis is expected to have a total market capitalization of approximately $6.5 billion, based upon the closing price of Common Shares on March 22, 1999 and the outstanding principal amount of indebtedness of the two companies on such date. The combined real estate assets, including assets held by unconsolidated subsidiaries and joint ventures, will consist of approximately 142.0 million square feet of operating distribution facilities and 16.4 million square feet of refrigerated distribution facilities. Also, the combined company, including unconsolidated subsidiaries and joint ventures, will have 10.8 million square feet of distribution facilities under development at a total expected investment of $473.1 million. The combined company, including unconsolidated subsidiaries and joint ventures, will own distribution facilities in 94 North American and European markets and will own or control approximately 5,100 acres of land for the future development of approximately 87.9 million square feet of distribution facilities. The combined company will continue to qualify as a REIT under the Code.

   ProLogis intends to replace its existing $350.0 million unsecured line of credit and Meridian's existing $350.0 million unsecured line of credit with a new $700.0 million credit facility upon consummation of the Merger. ProLogis has a commitment from Nationsbank, N.A., Commerzbank and Chase Bank of Texas for this new credit facility. ProLogis expects that $550.0 million of this credit facility will be an unsecured line of credit with the remainder a short-term borrowing arrangement. Borrowings on the credit facility will bear interest generally at LIBOR plus an applicable percentage based upon ProLogis' senior unsecured debt rating (LIBOR plus 1.00% based upon ProLogis' current debt rating) plus a 0.20% annual facility fee. The new credit facility will contain financial covenants consistent with ProLogis' existing credit agreement.

1998 Strategic Accomplishments

 Operating Accomplishments

  . ProLogis' 19.2% growth in funds from operations in 1998 over 1997 was driven by its successful operating and investment strategies:

    . 24% of growth produced by the operating performance of ProLogis' stabilized facilities;

    . 45% of growth produced by ProLogis' refrigerated distribution operations;

    . 14% of growth produced by facilities acquired in 1998 and 1997; and

    . 17% of growth produced by facilities developed by ProLogis and completed in 1998 and 1997 and other development activities.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity of Capital Resources--Funds From Operations" and "--Investment Strategy--Investment Analysis".

  . ProLogis' net operating income (rental revenues less rental expenses and property management fees) in 1998 increased from $257.5 million to $317.9 million and ProLogis generated earnings from operations of $110.4 million in 1998, an increase of $74.5 million over 1997. ProLogis' cash flow provided by operating activities for 1998 was $238.3 million, an increase of $45.8 million over 1997.

  . ProLogis' stabilized portfolio of 97.6 million square feet was 96.32% leased (95.81% occupied) as of December 31, 1998. Also, as of December 31, 1998, ProLogis' total operating portfolio of 104.5 million square feet was 94.35% leased (93.04% occupied).

  . During 1998, ProLogis leased approximately 32.3 million square feet of distribution space in 1,046 transactions. Rental rates on both new leases and renewals of leases on previously leased space increased 15.2% in 1998.

  . As of December 31, 1998, ProLogis had over 2,650 customers leasing its industrial distribution facilities in North America and Europe, of which 232 were multiple market customers (as compared to 190 multiple market customers as of December 31, 1997). ProLogis directs its marketing efforts primarily at the 1,000 largest global users of distribution facilities. As of December 31, 1998, 399 of these 1,000 targeted customers were leasing 41.2% of ProLogis' operating portfolio, as compared to 315 such customers leasing 38.2% of ProLogis' operating portfolio as of December 31, 1997.

 Investing Accomplishments

  . ProLogis' investment activities with respect to industrial distribution facilities were more heavily focused on markets outside the United States in 1998. As a percentage of total cost, ProLogis' real estate investments located outside the United States aggregated 6.9% (4.6% in Europe and 2.3% in Mexico) as of December 31, 1998 as compared to 2.1% (1.1% in Europe and 1.0% in Mexico) as of December 31, 1997.

  . The development of distribution facilities continues to be a major component of ProLogis' investment strategy. During 1998, ProLogis started development of 10.4 million square feet at a total expected investment of $426.6 million. Of the 1998 development starts, facilities for future use by ProLogis (referred to as inventory facilities) aggregated 5.7 million square feet at a total expected investment of $233.6 million. The remaining development starts of 4.7 million square feet at a total expected investment of $193.0 million were facilities developed for future sale or on a fee basis (referred to as corporate distribution facilities).

  . As of December 31, 1998, ProLogis had 8.0 million square feet under development at a total expected investment of $328.1 million (5.5 million square feet of inventory facilities and 2.5 million square feet of corporate distribution facilities).

  . As of December 31, 1998, ProLogis owned 1,673 acres of land for future development of distribution facilities and had an additional 962 acres under control. Of the total acres owned, 33 acres are in Europe and of the total acres under control, 34 acres are in Europe.

  . Acquisitions of distribution facilities aggregated 6.0 million square feet at a total expected investment of $219.7 million in 1998.

  . During 1998, ProLogis invested in the preferred stock of three companies.
    The three companies, through subsidiaries, own and lease refrigerated distribution facilities, develop industrial distribution facilities or own and lease industrial distribution facilities (see "--Properties-- Unconsolidated Subsidiaries"). These investments are:

    . January 1998 acquisition of Frigoscandia S.A. that, through its acquisition of Frigoscandia AB, operates approximately 192.0 million cubic feet (11.4 million square feet) of refrigerated distribution facilities in nine European countries as of December 31, 1998;

    . August 1998 acquisition of Kingspark S.A. that, through its acquisition of Kingspark Group Holdings Limited, operates a corporate distribution facilities business in the United Kingdom. This business had approximately 0.6 million square feet under development and owned or controlled in excess of 2,000 acres of land for future development of distribution facilities as of December 31, 1998; and

    . December 1998 acquisition of Garonor Holdings S. A. that, through its acquisition of Garonor S.A., owns and leases 5.3 million square feet of industrial distribution facilities in France.

 Financing Accomplishments

  . ProLogis completed common equity offerings generating net proceeds of $130.3 million from the public sale of 5.5 million Common Shares.

  . ProLogis issued 10.0 million Series D cumulative redeemable preferred shares in April 1998 generating net proceeds of $241.5 million.

  . ProLogis completed two offerings of senior unsecured notes generating net proceeds of $371.5 million ($250.0 million issued in July at a coupon rate of 7.05% and $125.0 million issued in October at a coupon rate of 7.0%).

  . ProLogis reduced the interest rate on its $350.0 million unsecured line of credit from LIBOR plus 0.95% to LIBOR plus 0.75%.

  . ProLogis has arranged approximately $532.0 million of secured financing agreements at interest rates ranging from of 7.08% per annum to 7.58% per annum. As of December 31, 1998, $66.0 million was funded under one agreement. Through March 22, 1999, an additional $239.0 million has been funded and the remaining fundings will occur by the end of the second quarter of 1999.

  . ProLogis' debt as a percentage of undepeciated book capitalization was 41.3% as of December 31, 1998.

Business Strategy

   ProLogis' objective is to increase shareholder value by achieving long-term sustainable growth in cash flow. ProLogis has developed a business strategy that combines an operational plan, an investment plan and a financing plan to achieve its overall objective.

   ProLogis was originally formed in June 1991 to take advantage of two strategic opportunities identified as a result of extensive market research:

  . the opportunity to build a distribution and light manufacturing asset base at costs significantly below replacement cost and a land inventory at attractive prices; and

  . the opportunity to create, for the first time, a national operating company which would differentiate itself from its competition through its ability to meet a corporate customer's distribution facility requirements on a national, regional and local basis.

   In 1997, ProLogis began expanding its operations into Mexico and Europe to meet the needs of its targeted national and international customers as they expanded and reconfigured their distribution facility requirements globally. Consistent with ProLogis' objective of expanding its services platform for its targeted customer base, in 1997 and 1998 ProLogis further expanded to serve the refrigerated logistics needs of its customers by acquiring an international refrigerated distribution network. Today, ProLogis' business is organized into the following segments:

  . acquisition and development of industrial distribution facilities for long-term ownership and leasing in the United States, Europe (a portion of which is owned through an unconsolidated subsidiary) and Mexico;

  . operation of refrigerated distribution facilities through unconsolidated subsidiaries (one operating in the United States and Canada and one operating in nine countries in Europe); and

  . development of distribution facilities for future sale or on a fee basis in the United States and Mexico and in the United Kingdom through an unconsolidated subsidiary.

   This global network of distribution facilities has ProLogis well positioned to become the global leader in this rapidly consolidating industry.

ProLogis Operating System(TM)

   The cornerstone of ProLogis' business strategy is the ProLogis Operating System(TM). The ProLogis Operating System(TM), which is comprised of the Market Services Group, the Global Services Group and the Global Development Group, has been designed to provide substantial benefits to existing and prospective ProLogis customers, including:

  . Relocation Capability. Because user requirements can change frequently, ProLogis' presence in 90 North American and European markets permits ProLogis to accommodate the reconfiguration needs of its customers by moving an existing customer within a market or between markets both nationally and globally.

  . Expansion Capability. ProLogis, through its development program, land inventory and existing facilities, can work effectively with existing and prospective customers whose growing business needs require them to expand their distribution facilities. This expansion may result in relocating the customer to larger ProLogis spaces within a market or in developing a facility specifically for the customer.

  . Centrally Coordinated Program. ProLogis provides a single point of contact for multi-location global users of distribution facilities through the Global Services Group, whose members are responsible for building long-term customer relationships and ensuring that all of ProLogis' services and products are consistent in quality. ProLogis' experience to date suggests that many major corporate customers prefer working with one firm to meet their distribution facility requirements.

  . Development Capability. ProLogis' team of development professionals build facilities to meet ProLogis' customers' needs. ProLogis incorporates the latest technology with respect to building design and building systems and has developed consistent standards and procedures that it strictly adheres to in the development of all of its facilities.

 Market Services Group

   The Market Services Group is comprised of six senior officers, 22 market officers and 101 property management and leasing professionals. ProLogis' market officers have extensive experience in marketing distribution space and are responsible for understanding the needs of existing and prospective customers in their respective markets. To meet such needs, market officers utilize their extensive knowledge of local market conditions, including the cost and availability of alternative space, and are supported by their team of property management and leasing professionals. A key role of the market officers is assisting the Global Services Group in identifying ProLogis' customers with multiple market requirements. ProLogis believes that the market officers' access to national and international ProLogis resources improves their ability to serve customers in the local market.

   Market officers do not develop projects or borrow or commit capital. Their focus is strictly on managing the facilities in their markets, creating and maintaining relationships with distribution space users and industrial brokers, marketing ProLogis products and identifying potential acquisition, development and leasing opportunities in their target market cities.

 Global Services Group

   The Global Services Group, comprised of 19 professionals, is dedicated to providing service to the 1,000 largest users of distribution space that ProLogis has identified as targeted customers, with the primary focus on making ProLogis the preferred provider of distribution space to these companies. The Global Services Group is headquartered in Denver and Amsterdam and has regional offices in Atlanta, Chicago, the Los Angeles metropolitan area and the New York City metropolitan area. A key function of this group is identifying companies whose reconfiguration and expansion plans will create future development or multiple market opportunities to meet these customers' needs. Global Services Group professionals build long-term relationships with ProLogis' customers and provide a single point of contact to simplify and streamline the execution of such customers' distribution space plans. An ancillary benefit of this extensive contact with customers is the ability to be on the forefront of international and national distribution and logistics trends.

 Global Development Group

   The Global Development Group, comprised of 61 professionals, focuses substantial research and development efforts on creating industry-leading master-planned distribution parks and buildings. Members of the Global Development Group have extensive experience in the development and construction of these facilities.

   The Global Development Group is comprised principally of architects, engineers and construction professionals who oversee every aspect of the land planning and building design processes. These professionals also monitor the construction process and oversee the performance of third-party general contractors. The group's development specialists and project managers operate regionally to better serve their markets. The project managers supervise each project with oversight from ProLogis' management, pursuant to uniform standards, procedures and specifications which have been carefully designed to achieve consistent quality.

   ProLogis believes the depth and breadth of experience within the Global Development Group enhances the effectiveness of the Global Services Group and provides the Market Officers with a distinct competitive advantage for development opportunities in their respective markets.

   The customer focus of the ProLogis Operating System(TM) provides for a high-quality service level and a single point of contact for distribution solutions on a global basis and positions ProLogis to build customer relationships which will generate additional business opportunities.

Operating Strategy

   ProLogis' operating strategy is to achieve significant market presence through acquisitions and master-planned distribution park development in its target market cities and selected submarkets of those cities. ProLogis' target market cities and submarkets are determined based upon ProLogis' market research. ProLogis defines market presence not only in terms of square feet of facilities and acres of development land owned, but also by the extent ProLogis has developed relationships with customers in such markets. ProLogis' operating strategy is designed to meet the needs of today's distribution space users, which means providing functional, cost-effective facilities and a comprehensive level of service, and to shape the future trends of the industry through innovation, service and product leadership.

 Property Management

   ProLogis provides active and effective local management in order to increase cash flow and to enhance the long-term economic performance of its facilities. In order to provide a higher level of service to its customers, ProLogis initiated direct property management services in January 1994 through a property management company that was an affiliate of Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder. This company provided property management services exclusively for ProLogis' facilities. On September 8, 1997, ProLogis acquired the property management company from Security Capital (see "--ProLogis Management"). ProLogis' property management group seeks to provide exceptional customer service and attention to customer needs. The group develops and implements proprietary operating, recruiting and training systems to achieve consistent levels of performance and professionalism in all target market cities it manages. Through feedback received from customers who are periodically surveyed, ProLogis' property management group can address customers' needs and concerns in a timely manner.

   As of December 31, 1998, ProLogis' property management group was actively managing 102.2 million square feet (97.8%) of ProLogis' operating portfolio of
104.5 million square feet in the United States, Mexico and Europe.

 Research-Based Growth-Oriented Markets

   Based on its proprietary research, ProLogis focuses on selected distribution markets in the United States, Mexico and Europe where supply and demand factors allow for increased occupancy levels and rental rates. Target market cities and submarkets are selected when ProLogis' research indicates that demand for distribution and light manufacturing space is stable to strong in the near to medium term. ProLogis believes that the primary factors influencing future supply and demand for distribution facilities in ProLogis' target market cities will be continued job and population growth, related regional and local company growth, potential for reconfiguration of existing distribution networks and quality and cost of labor.

   ProLogis focuses its investments in three types of distribution markets: export/import growth markets, low cost manufacturing markets and growth distribution markets. In particular, ProLogis believes that the investment opportunities in these types of markets in Mexico and Europe provide significant future growth opportunities. Consequently, beginning in 1997, ProLogis has increased its investments in Mexico and Europe. See "--ProLogis Trust".

  Export/Import Growth Markets

   ProLogis believes that the growth in exports and imports represents favorable growth prospects for related distribution space. The dollar volume of U.S. exports increased over $400.0 billion from 1987 to 1998 and the dollar volume of U.S. imports increased from $477.4 billion in 1989 to $919.0 billion for 1998, as reported by the U.S. Census Bureau, Foreign Trade Division. To capitalize on this trend, ProLogis has targeted key ports (air, sea and land) which are well positioned to benefit from continued combined growth in trade with the Pacific Rim, Mexico and Europe. The total dollar volume of exports from the United States to these three international trade areas grew by approximately $130.8 billion from 1992 to 1998, as reported by the U.S. Census Bureau, Foreign Trade Division.

   In line with ProLogis' strategy to target key ports, ProLogis entered both the Rotterdam and Amsterdam markets during 1997. Rotterdam is one of the largest ports in the world and, in addition to its ability to accommodate all sizes of ocean-going vessels, its success is linked to its comprehensive infrastructure that facilitates distribution throughout Europe by air, rail, truck and waterways. Schiphol Airport in Amsterdam is one of the fifteen largest airports in the world based on passenger and cargo volume.

  Low Cost Manufacturing Markets

   ProLogis has targeted markets that possess long-term cost and quality of labor advantages for domestic and foreign manufacturers. One important influence on ProLogis' target market cities in Mexico and on those with close proximity to Mexico is the impact of the maquiladora (U.S./Mexico twin plant) program, which encourages companies to manufacture and assemble products close to the Mexican border. After paying a nominal value added tax, companies participating in this program ship finished products into the United States or to foreign countries for distribution or further processing. Mexico ranked as the second largest trading partner with the United States for 1998 and export and import trade between the United States and Mexico should continue to be positively affected by the North American Free Trade Agreement. ProLogis believes that the prospects for low cost manufacturing growth in these target markets are excellent.

  Growth Distribution Markets

   The distribution markets that ProLogis targets must have strong potential for growth. One indicator of this potential is the access to transportation networks, including interstate highways, rail service, air cargo, intermodal facilities and/or port terminals. These markets must also offer cost advantages in terms of transportation rates, rental costs and state income and inventory taxes and there must be strong overnight truck delivery area demographics within a 500-mile radius. Additionally, these markets must have a high ratio of distribution space per capita.

 Market Presence

   ProLogis believes that by being a significant local owner and developer in a given market, it can generate above-market rental rates and occupancy levels because of its ability to reduce turnover by meeting its customers' needs to either expand or contract, by relocating them within existing inventory of distribution space or by developing new facilities. A significant market presence provides ProLogis with increased access to potential leasing and corporate distribution facilities services transactions because the industrial brokerage community and corporate users are often motivated to develop a relationship with the significant owners and developers in a particular market in order to achieve their respective business objectives. The opportunity to compete for the majority of customers' space requirements in each target market is a crucial factor in achieving ProLogis' operating objectives.

 Customers

   ProLogis' objective is to develop a customer base in each target market city which is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users who have potential for growth in demand for space directly owned by ProLogis. ProLogis had over 2,650 customers in the 97.3 million square feet of occupied industrial distribution space directly owned by ProLogis. As of December 31, 1998, 399 of ProLogis' targeted 1,000 largest users of distribution facilities leased 41.2% of ProLogis' operating distribution space. Of these, 232 were multiple market customers. As of December 31, 1997, 315 of the targeted 1,000 largest users of distribution facilities leased 38.2% of ProLogis' operating distribution space, of which 190 were multiple market customers.

  Customer Base

   ProLogis believes that having a large number of customers with generic space requirements in each submarket will provide the opportunity to maximize cash flow through intensively managing its customer base. At the same time, exposure to overall occupancy declines is reduced by having a diversified customer base in each submarket. ProLogis' largest customer accounted for less than 1.2% of ProLogis' 1998 rental income (on an annualized basis), and the annualized base rent for ProLogis' 20 largest customers accounted for only approximately 12.56% of ProLogis' 1998 rental income (on an annualized basis). Certain square footage characteristics of ProLogis' leases in effect as of December 31, 1998, representing a mix of local, regional, national and international customers, are summarized as follows:

                                                           Number   Percentage
                                                             of      of Total
      Square Footage Leased                                Leases Square Footage
      ---------------------                                ------ --------------
      0-10,000............................................ 1,112        6.07%
      10,001-25,000.......................................   966       16.54
      25,001-50,000.......................................   564       20.51
      50,001-100,000......................................   322       23.46
      100,001 and above...................................   191       33.42
                                                           -----      ------
          Total........................................... 3,155      100.00%
                                                           =====      ======

  Diversified Customer Lease Expirations and Renewals

   Between December 31, 1998 and December 31, 1999, leases representing approximately 17.97% of the leased square feet in ProLogis' portfolio will expire, creating opportunities for ProLogis to increase rents upon renewal or replacement of those leases. As of December 31, 1998, ProLogis' lease expirations for operating facilities directly owned by ProLogis is as follows:

                                                                                 Percentage of Total
                                   Rentable Square           Annual Base          Annual Base Rents
                                 Footage Subject to       Base Rents Under         Represented by
                               Expiring Leases (1) (2) Expiring Leases (1) (2) Expiring Leases (1) (2)
                               ----------------------- ----------------------- -----------------------
      1998(3).................        4,033,107             $ 14,117,928                 3.50%
      1999....................       16,407,535               58,357,800                14.47%
      2000....................       15,875,697               63,759,744                15.81%
      2001....................       16,045,361               67,740,780                16.80%
      2002....................       13,754,066               57,482,532                14.25%
      2003....................       14,220,441               61,259,304                15.19%
      2004....................        3,681,694               14,817,420                 3.67%
      2005....................        2,637,979               13,230,432                 3.28%
      2006....................        2,419,682               10,807,392                 2.68%
      2007....................        3,183,399               15,614,691                 3.87%
      2008....................        3,504,641               18,101,641                 4.49%
      Thereafter..............        1,500,997                8,000,984                 1.99%
                                     ----------             ------------               -------
          Total...............       97,264,599             $403,290,648               100.00%
                                     ==========             ============               =======

--------
(1) Assumes customers do not exercise renewal options.
(2) Represents base rent at lease expiration, annualized.
(3) Includes 2,587,496 square feet expiring on December 31, 1998 and 1,445,611 square feet of space leased on a month-to-month basis.

  Occupancy Levels

   The success of ProLogis' operating strategy is reflected in the strong occupancy levels consistently achieved since its formation in 1991. The following table shows the total square footage of total operating facilities and stabilized operating facilities owned by ProLogis on each date and the historical percentage physical occupancy of such facilities as of such date.

                                       Operating Portfolio  Stabilized Portfolio
                                               (1)                (1) (2)
                                      --------------------- --------------------
                                        Square                Square
                                        Footage   Occupancy  Footage   Occupancy
                                      ----------- --------- ---------- ---------
      December 31, 1998.............. 104,539,940   93.04%  97,622,114   95.81%
      December 31, 1997..............  90,842,484   92.02%  85,111,069   95.45%
      December 31, 1996..............  80,556,110   91.21%  71,106,728   96.27%
      December 31, 1995..............  58,493,330   93.48%  49,296,615   96.74%
      December 31, 1994..............  39,053,995   92.40%  32,409,549   98.36%
      December 31, 1993..............  11,393,881   91.22%   8,385,646   99.90%
      December 31, 1992..............   1,911,204   91.18%   1,649,195  100.00%
      December 31, 1991(3)...........     406,000  100.00%     406,000  100.00%

--------
(1) Includes facilities directly owned by ProLogis.
(2) See definition of Stabilized in "--Investment Strategy--Investment
    Analysis."
(3) ProLogis was formed in June 1991.

  Leases

   Net leases, modified gross leases and gross leases as of December 31, 1998 represented 59.9%, 37.4% and 2.7%, respectively, of the total square footage under lease by ProLogis' customers. Under net leases, real estate taxes, insurance costs and operating expenses are passed through to customers. Under modified gross leases, real estate taxes and insurance costs in excess of specified amounts and operating expenses are passed through to customers. Under gross leases, ProLogis, as landlord, pays all real estate taxes, insurance costs and operating expenses.

Investment Strategy

   ProLogis' investment strategy is to build an international distribution network in its target markets at prices below replacement cost and to build an inventory of land at attractive prices to support its corporate distribution facilities services and master-planned distribution park development programs. ProLogis makes direct investments in distribution facilities and land for future development as well as investments in unconsolidated subsidiaries which own and lease industrial and refrigerated distribution facilities and develop corporate distribution facilities.

 Investment Analysis

   Since inception, ProLogis' primary investment activity has focused on developing and acquiring industrial distribution facilities with prospects for long-term growth in cash flow. ProLogis has a strong preference toward facilities which are generic, and appeal to a broad base of potential customers. Such facilities are easily modified for use by different customers at reasonable costs and provide opportunities to generate superior cash flow with low on-going capital needs. In addition, ProLogis believes it has developed an industry-leading product design. This product incorporates design guidelines and construction standards that make usage more convenient for the customers and also minimizes ongoing maintenance requirements and costs. Over the long term, ProLogis expects these characteristics to enhance its cash flow.

   Prospective investments are analyzed pursuant to several underwriting criteria, including purchase price, replacement cost, competition and other market factors and prospects for long-term growth in cash flow. ProLogis' development or acquisition decision is based upon the expected contribution of the facility to long-term cash flow growth. The expected cash flow contribution is based on an estimate of lease revenues assuming a stabilized vacancy factor which is generally 7%, less expenses not reimbursable by customers incurred in operating the property. Future estimates of residual value and, generally, the effects of debt financing are not considered in the calculation.

   ProLogis' Asset Services Group, comprised of 23 professionals, is responsible for facility and land acquisitions and related due diligence globally, as well as for ProLogis' asset optimization program. ProLogis' strategy for distribution facility acquisitions focuses on these principal components.

     .Market coverage. In addition to the professionals in the Asset Services Group, the 22 local Market Officers also assist in identifying opportunities in their respective markets. This staffing commitment permits in-depth acquisitions coverage of ProLogis' target markets and thorough due diligence conducted in accordance with uniform procedures.

     .Attainment of critical mass within each target market through acquisitions of distribution space and customers in targeted sub-markets and then opportunistically adding additional assets as attractive opportunities arise. ProLogis believes it has achieved critical mass in over 25 target market cities in the United States as of December 31, 1998.

   For distribution facilities which ProLogis has acquired, stabilized operations generally have been achieved six to 12 months after acquisition. The underwriting criteria for development projects allow 12 months from shell completion for achievement of stabilization; however, on average stabilization has been achieved in less than 12 months. In 1998, for inventory facilities developed that reached stabilization, the average time from shell completion to stabilization was 9.1 months. "Stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type) at market rents. ProLogis has been successful in increasing overall occupancies on acquired and developed facilities during their initial months of operations resulting in an occupancy rate of 95.81% for stabilized facilities owned as of December 31, 1998.

 Development of Master-Planned Distribution Parks

   ProLogis' development activities concentrate on the development of industry-leading master-planned, distribution parks in target markets that demonstrate both strong demographic growth and excellent industrial real estate fundamentals, and in which ProLogis can achieve a significant market presence. ProLogis also develops facilities for major corporations and strong regional companies within the distribution parks, and occasionally on a stand-alone basis. The 61 professionals comprising the Global Development Group have extensive experience in development and construction of such facilities.

   ProLogis is taking advantage of opportunities to purchase land at or below market prices in order to provide a land inventory to meet the expansion and relocation needs of ProLogis' existing customer base and to further penetrate its target markets. As of December 31, 1998, ProLogis directly owned 1,673 acres of development land, which in the aggregate will permit the development of approximately 29.8 million square feet of additional distribution space in 37 markets. Also, as of December 31, 1998, ProLogis had 962 acres under options, letters of intent or contingent contracts, subject to the completion of due diligence, which, if acquired, will permit the development of approximately 16.0 million square feet of additional distribution space in 16 markets. Master-planned park development is a key component of ProLogis' objective of achieving long-term sustainable growth in cash flow.

   ProLogis' parks typically range in size from 25 to 150 acres in order to create strong identity and to permit economies of scale with respect to providing customer services. ProLogis' master-planned distribution parks include controls, covenants and regulations intended to maintain and enhance the long-term desirability of the parks and thereby attract and retain high quality distribution and light manufacturing customers.

 Inventory Development Program

   In ProLogis' master-planned distribution parks, ProLogis commences development of an inventory building when it perceives an emerging demand in a specific submarket from both existing ProLogis customers who are expanding and potential new customers whose leases for their current space are approaching expiration. By having an appropriate supply of distribution space, ProLogis can meet the expansion needs of existing customers and can accommodate new customers. From inception through December 31, 1998, ProLogis completed or commenced development of 27.4 million square feet of inventory buildings with a total expected investment of $1.0 billion, including 0.2 million square feet disposed of to date, in 41 target market cities in North America and Europe.

 Corporate Distribution Facilities

   Building facilities for customers enhances ProLogis' ability to meet customers' needs. ProLogis' corporate distribution facilities program is targeted to distribution customers whose facility requirements are generic, not special purpose, so as to facilitate the facility's future marketability and functionality. From inception through December 31, 1998, ProLogis completed or commenced development of corporate distribution facilities totaling 16.1 million square feet with a total expected investment of $598.0 million, including 2.7 million square feet that have been disposed of through December 1998. In addition, as of December 31, 1998, ProLogis was in active negotiations for 5.2 million square feet of additional corporate distribution facility projects globally. In 1998, ProLogis invested in a corporate distribution facilities company in the United Kingdom. This company had in excess of 2,000 acres of land for future development of corporate distribution facilities as of December 31, 1998. See "Properties--Unconsolidated Subsidiaries."

 Refrigerated Logistics Business

   As of December 31, 1998, ProLogis had investments in and advances to two unconsolidated subsidiaries of $372.6 million. These two companies had 306.1 million cubic feet of refrigerated distribution facilities (114.1 million cubic feet in the United States and Canada and 192.0 million cubic feet in nine countries in Europe) as of December 31, 1998. The refrigerated logistics business operations are seasonal, in that demand for refrigerated distribution facilities is stronger during the third quarter of the calendar year and is at its lowest during the first quarter of the calendar year. These businesses have approximately 8,000 customers (800 customers in the United States and Canada and 7,200 customers in Europe) with no customer representing in excess of 10% of ProLogis' consolidated gross revenues. These businesses employ approximately 4,800 persons (2,200 employees in the United States and Canada and 2,600 employees in Europe) and each business considers its relationships with employees to be good. Approximately 1,100 employees in the United States are covered by a collective bargaining agreement. ProLogis believes that the capital-intensive nature of the refrigerated logistics industry creates significant barriers to entry, limiting new competitors. As a result of ProLogis' ongoing research into key logistics trends, ProLogis believes that its investments in refrigerated logistics businesses represent an important opportunity which should create significant shareholder value in the future. See "Properties--Unconsolidated Subsidiaries."

 Portfolio and Asset Optimization

   ProLogis develops and acquires facilities with a view to effective long-term operation and ownership. However, ProLogis continually reviews its asset base in light of prevailing market conditions. These reviews assist ProLogis in identifying facilities in its portfolio that no longer meet its long-term investment objectives. ProLogis' asset optimization program allows ProLogis to dispose of such assets and redeploy the proceeds, often through tax-deferred exchanges, into assets with better prospects for long-term cash flow growth. ProLogis' asset optimization strategy is based on the premise that it has a finite amount of investment capital and that this capital should be deployed where it can produce maximum cash flow growth.

Financing Strategy

   ProLogis believes that a successful REIT should have the ability to access the equity and debt markets efficiently and expeditiously. ProLogis' capital markets ability permits it to capitalize on the acquisition and development opportunities which exist in its target market cities. The borrowing capacity available through ProLogis' $375.0 million unsecured lines of credit enables ProLogis to react quickly to investment opportunities between securities offerings. ProLogis' debt as a percentage of total undepreciated book capitalization was 41.3% as of December 31, 1998, a level that provides flexibility for ProLogis to prudently utilize debt as a financing tool. Accordingly, ProLogis has arranged 8 to 25-year secured credit facilities subsequent to December 31, 1998 and expects to continue to arrange similar secured and unsecured credit facilities in the future, the proceeds of which will be used primarily for the reduction of lines of credit balances incurred as a result of ProLogis' investment activities.

   Since inception in 1991, the strategic vision of ProLogis' management has taken ProLogis from a privately held to a publicly traded REIT and has produced a conservative balance sheet that provides sufficient incremental debt capacity to allow ProLogis to take advantage of future investment opportunities. ProLogis raised approximately $362.9 million through private placements of its Common Shares prior to its initial public offering in March 1994, which raised additional net proceeds of approximately $36.5 million. Subsequent to its initial public offering, ProLogis has raised approximately $3.2 billion in net proceeds from public sales of both debt and equity (common and preferred) securities.

   To meet its short-term borrowing needs, ProLogis has a $350.0 million unsecured line of credit that provides for interest at LIBOR plus 0.75%. ProLogis has an additional $25.0 million unsecured line of credit that allows for same-day borrowings at an overnight interest rate. This facility provides ProLogis with additional flexibility to manage its outstanding borrowings and minimize idle cash balances, thus reducing interest expense. In connection with the Meridian merger, ProLogis has obtained a commitment from the agent banks to refinance its $350.0 million unsecured line of credit and increase its borrowing ability to $700.0 million. See "--ProLogis Trust-- Proposed Merger Transaction".

ProLogis Management

   ProLogis' success depends upon management's ability to provide strategic and day-to-day management, research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, asset disposition, management information systems support and legal and accounting services. A significant portion of these services are provided internally by ProLogis' management, while certain other administrative services are supplemented by or provided by Security Capital pursuant to an administrative services agreement ("ASA"). The ASA provides ProLogis with services or supplements services performed by ProLogis personnel including, but not limited to, payroll and human resources, cash management, accounts payable, information systems support and other computer services, research, investor relations and insurance, legal and tax administration. These services are provided in exchange for a fee equal to Security Capital's cost of providing such services, plus an overhead factor of 20%, subject to a maximum of approximately $2.0 million for the period from September 8, 1997 to December 31, 1997 and $5.1 million for 1998. Costs incurred under the ASA were $1.1 million and $3.7 million in 1997 and 1998, respectively. The ASA has been renewed for an additional year expiring on December 31, 1999 with fees charged by Security Capital for this period to be based on negotiated rates for each service provided.

   ProLogis believes that the quality of its management should be assessed in light of the following factors:

  . Management Depth. ProLogis has several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the company.

  . Strategic Vision. ProLogis' management has demonstrated a strategic vision in determining an operating and investment focus that has provided favorable initial yields and long-term growth prospects. ProLogis' business strategy has focused on building an international distribution network at prices below replacement cost and a land inventory at attractive prices in selected distribution markets where demographic and supply factors have permitted high occupancies at increasing rents. Through the ProLogis Operating System(TM), ProLogis has become the first international operating company that has been able to address and service a corporate customer's distribution space requirements on an international, national, regional and local basis.

  . Research Capability. ProLogis' management has emphasized a research-based approach in determining appropriate investment opportunities. ProLogis divides its target market cities into numerous submarkets for analysis purposes. As part of the ASA, Security Capital Real Estate Research Group Incorporated, an affiliate of Security Capital, devotes substantial time to research, on a submarket-by-submarket basis, under the supervision of the senior officers of ProLogis.

  . Investment Committee Process. The internal investment committee provides
    ProLogis with discipline and guidance to allow ProLogis to achieve its investment goals. The 11 members of ProLogis' investment committee have extensive years of experience in the real estate industry. The internal investment committee evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the investment committee of the Board of Trustees (the "Board"). The quality of the investment committee process is evident from the ability of ProLogis to achieve its investment goals.

  . Acquisitions Capability/Due Diligence Process/Asset Optimization.
    ProLogis has experienced senior personnel dedicated to acquisition activities who perform intelligent and thorough due diligence in determining whether potential investments meet ProLogis' long-term objectives. ProLogis employs 23 full-time professionals performing these functions and has developed extensive uniform systems and procedures for analysis and due diligence to ensure that ProLogis maximizes its investment opportunities.

  . Development Capability. By internally developing projects, ProLogis has captured additional value which normally escapes through sales premiums paid to successful developers. ProLogis' 61 development professionals have substantial development experience. ProLogis has engaged in substantial development of distribution space at attractive yields and believes that development will provide growth when the market for acquisitions becomes less favorable.

  . Operating Capability. ProLogis believes that management can substantially improve operating performance and achieve long-term sustainable growth in cash flow by actively and effectively managing assets. ProLogis conceived of and developed the ProLogis Operating System(TM) to effectively operate ProLogis' business and provide customers with an exceptional level of coordinated, comprehensive services, including property management.

  . Capital Markets Capability. ProLogis has been able to effectively raise equity and debt capital which has allowed ProLogis to achieve superior growth through investment. ProLogis enhances its ability to raise capital and acquire assets by its ability to effectively communicate ProLogis' strategy and performance to investors, sellers of property and the financial media. ProLogis' personnel prepare informational materials for and conduct periodic meetings with the investment community and analysts.

   ProLogis believes that successfully combining the foregoing attributes significantly enhances its ability to increase cash flow and its market valuation. ProLogis' cash flow from operating activities and market valuation have increased under the current administration.

Officers and Trustees of ProLogis

   *K. Dane Brooksher--60--Mr. Brooksher was elected as a Trustee in October 1993. He has been Chairman and Chief Executive Officer of ProLogis since March 1999 and Co-Chairman and Chief Operating Officer of ProLogis from November 1993 to March 1999. Mr. Brooksher had comparable responsibilities with ProLogis' former management company from November 1993 to September 1997. Prior thereto, Mr. Brooksher was Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick, independent public accountants, where he served on the Board of Directors and Management Committee and as International Development Partner for Belgium and the Netherlands. Mr. Brooksher's term as Trustee expires in 1999.

   *Stephen L. Feinberg--54--Mr. Feinberg was elected as a Trustee in January 1993. Since 1970, he has been Chairman of the Board and Chief Executive Officer of Dorsar Investment Co., a diversified holding company with interests in real estate and venture capital. Mr. Feinberg is also a Director of Security Capital Preferred Growth, Continental Transmission Corporation, Harvill Press Limited, St. John's College, The Santa Fe Institute, and the Feinberg Foundation, Inc. He was formerly Chairman of the Board of St. John's College, and a former director of Farrar, Strauss and Gioroux, Inc. (a private publishing company), Molecular Informatics, Inc., Border Steel Mills, Inc., Springer Building Materials Corporation, Circle K Corporation, EnerServe Products, Inc., and Texas Commerce Bank-First State. Mr. Feinberg's term as trustee expires in 2001.

   Donald P. Jacobs--71--Mr. Jacobs was elected as a Trustee in February 1996. Mr. Jacobs has been a member of the J.L. Kellogg Graduate School of Management of Northwestern University since 1957, and Dean since 1975. Mr. Jacobs is a member of the Board of Directors of Commonwealth Edison and its parent company, Unicom, Hartmarx Corporation, Everen Securities, Inc. and Terex Corporation. He was formerly Chairman of the Public Review Board of Andersen Worldwide. From 1990 to 1992, Mr. Jacobs was Chairman of the Advisory Committee of the Oversight Board of the Resolution Trust Corporation for the third region; from 1975 to 1979, Chairman of the Board of AMTRAK; from 1970 to 1971, Co-Staff Director of the Presidential Commission on Financial Structure and Regulation; from 1963 to 1964, Senior Economist for the Banking and Currency Committee of the U. S. House of Representatives. Mr. Jacobs' term as Trustee expires in 2001.

   John T. Kelley III--58--Mr. Kelley has been an Advisory Trustee of ProLogis since January 1993. He is also a Trustee of Archstone Communities Trust, a REIT affiliated with Security Capital, and a director of Regency Realty Corporation. From 1987 to 1991, Mr. Kelley was Chairman of the Board of Kelley-Harris Company, Inc., El Paso, Texas (real estate investment company); from 1968 to 1987, he was Managing Director,

LaSalle Partners Limited, Chicago, Illinois (corporate real estate services). Mr. Kelley is also a director of Security Capital and a former director of Tri State Media.

   *Irving F. Lyons, III--49--Mr. Lyons was elected as a Trustee in March 1996. He has been President of ProLogis since March 1999 and Chief Investment Officer from March 1997. Mr. Lyons was Co-Chairman of ProLogis from March 1997 to March 1999 and from December 1993 to March 1997, he was Managing Director. Mr. Lyons had comparable responsibilities with ProLogis' former management company from January 1994 to September 1997. Prior thereto, Mr. Lyons was the Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons' term as Trustee expires in 2000.

   *William G. Myers--71--Mr. Myers was elected as a Trustee in January 1995. Mr. Myers is Chief Executive Officer of Ojai Ranch and Investment Company, Inc., Santa Barbara, California, which he founded in 1963 (agri-business and other investments). He was formerly a Trustee of Archstone Communities Trust, a REIT affiliated with Security Capital. Mr. Myers serves as a Director of S.E.E. International; the Library of Congress, James Madison Council; California Historical Society Foundation; and St. Joseph's Health & Retirement Foundation. He is also a Director of the Santa Barbara Botanic Gardens, Chalone Wine Group and the Nature Conservancy. Mr. Myers' term as Trustee expires in 2000.

   John E. Robson--68--Mr. Robson was elected as a Trustee in April 1994. Since October 1993, Mr. Robson has served as Senior Advisor of BancBoston Robertson Stephens, Inc., a San Francisco based investment banking firm. From 1989 to 1992, Mr. Robson served as Deputy Secretary of the United States Treasury. From 1986 to 1989, Mr. Robson was Dean and Professor of Management, Emory University School of Business Administration. From 1977 to 1985, he served as President and Chief Executive Officer and as Executive Vice President of G.D. Searle & Co. (pharmaceutical and consumer products). Mr. Robson is currently a director of Monsanto Company and Northrop Grumman Corporation. Mr. Robson's term as Trustee expires in 2000.

   J. Andre Teixeira--46--Mr. Teixeira was appointed as a Trustee in February 1999. He has been Region Manager, Ukraine and Belarus, and President, Coca-Cola Ukraine Limited since July 1998. From 1995 to 1998, Mr. Teixeira was Director of the Development Center, Europe, for Coca-Cola Greater Europe, Director, Brussels Operations, Coca-Cola Greater Europe, and Managing Director, Coca-Cola Services S.A. Mr. Teixeira was the Africa Group Account Executive, Development, for Coca-Cola from 1994 to 1995, and Director, Research & Development, Coca-Cola Greater Europe from 1990 to 1995. Mr. Teixeira's term as Trustee expires in 1999.

   *Thomas G. Wattles--47--Mr. Wattles was elected as a Trustee in January 1993. He was a Director of ProLogis' predecessor since its formation in June 1991. Mr. Wattles was Non-Executive Chairman of ProLogis from March 1997 to May 1998. Mr. Wattles was Co-Chairman and Chief Investment Officer of ProLogis from November 1993 to March 1997, and had comparable responsibilities with ProLogis' former management company from June 1991 to September 1997. Mr. Wattles' term as Trustee expires in 1999.

   Members of ProLogis' investment committee are designated by an asterisk
(*).

   Under terms of the Merger Agreement, ProLogis intends to appoint two members of Meridian's board of directors as trustees of ProLogis upon completion of the Merger, which is expected to be March 30, 1999 (see "-- ProLogis Trust--Proposed Merger Transaction"). These two new ProLogis trustees are:

   John S. Moody--49--Mr. Moody has been a director of Meridian since 1996 and is a director and the Chairman and Chief Executive Officer of Cornerstone Properties, Inc., a publicly held REIT that became self-advised in June 1995. From April 1991 to June 1995, Mr. Moody was President and Chief Executive Officer of Deutsche Bank Realty Advisors, where he was responsible for a $2 billion real estate portfolio. Deutsche Bank Realty Advisors was a wholly-owned subsidiary of Deutsche Bank AG and acted as the real estate advisor to all Deutsche Bank-sponsored real estate in North America. Mr. Moody's professional affiliations include the Association of Foreign Investors in U.S. Real Estate and the Urban Land Institute.

   Kenneth N. Stensby--59--Mr. Stensby has been a director of Meridian since 1996 and was President and Chief Executive Officer of United Properties, a large Minneapolis-based diversified real estate company, from 1974 until his retirement in January 1995. Mr. Stensby is past President of the National Association of Industrial and Office Parks and was a director of First Asset Realty Advisors, a pension advisory subsidiary of First Bank of Minneapolis.

Senior Officers

   *Jeffrey H. Schwartz--39--Senior Managing Director and Chief Investment Officer for International Operations of ProLogis since December 1998, where he has overall responsibility for all international investment activities and operations. Mr. Schwartz was Managing Director of ProLogis from December 1994 to December 1998; he had comparable responsibilities with ProLogis' former management company from October 1994 to September 1997. Prior thereto, Mr. Schwartz was a founder and managing partner of The Krauss/Schwartz Company, one of the largest industrial real estate developers in Florida. Mr. Schwartz has been a Director of Security Capital European Realty since November 1997.

   *Walter C. Rakowich--41--Managing Director and Chief Financial Officer of ProLogis since December 1998, where he is responsible for worldwide corporate finance. From December 1997 to December 1998, Mr. Rakowich was Managing Director of ProLogis. Mr. Rakowich had comparable responsibilities with ProLogis' former management company from July 1994 to September 1997. Prior thereto, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions from October 1993 to June 1994.

   *John W. Seiple--40--Managing Director of ProLogis since December 1997, where he has been Chief Operating Officer for North American operations since December 1998. From November 1994 to December 1997, Mr. Seiple was Senior Vice President of ProLogis and from October 1993 to September 1997, he had comparable responsibilities with ProLogis' former management company.

   *Robert J. Watson--49--Managing Director of ProLogis since January 1993, where he has been the Chief Operating Officer for European operations since December 1998; he was formerly the Chief Operating Officer for North American operations. From January 1993 to September 1997, he had comparable responsibilities with ProLogis' former management company.

   *Ned K. Anderson--52--Managing Director of ProLogis since December 1998, where he has responsibility for the Pacific Region; from December 1993 to December 1998, Mr. Anderson was Senior Vice President of ProLogis. Mr. Anderson had comparable responsibilities with ProLogis' former management company from September 1994 to September 1997. Mr. Anderson was a partner at King & Lyons.

   *Steven K. Meyer--50--Managing Director of ProLogis since December 1998, where he has responsibility for the Central Region of the United States. Mr. Meyer was Senior Vice President of ProLogis from December 1995 to December 1998. Mr. Meyer had comparable responsibilities with ProLogis' former management company from September 1994 to September 1997. Prior thereto, from 1990 to July 1994, Mr. Meyer was Executive Vice President with Trammell Crow Company.

   Paul C. Congleton--44--Senior Vice President of ProLogis since December 1998, where he has responsibility for the Southeast Region. Mr. Congleton was Vice President of ProLogis from January 1995 to December 1998; from January 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from October 1990 to December 1994, he was Principal with Overland Company.

   Kent W. Johnson--45--Senior Vice President of ProLogis since July 1995, where he heads the Global Services Group; from July 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from March 1994 to June 1995, Mr. Johnson was National Director for Sequent Computer Systems; from January 1977 to March 1994, he held various positions with IBM, including National Account Director and Branch Manager.

   M. Gordon Keiser, Jr.--54--Senior Vice President of ProLogis since October 1995 and Treasurer since December 1998, where he is responsible for relationships with ProLogis lenders; from October 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from August 1988 to October 1995, Mr. Keiser was Senior Vice President of JMB Realty Corporation, where he was responsible for corporate finance and capital markets financing. Previously, he was with KPMG Peat Marwick. Mr. Keiser is a Certified Public Accountant.

   Edward F. Long--42--Senior Vice President and Controller of ProLogis since December 1998, where he supervises accounting, financial reporting and forecasting. From January 1996 to December 1998, Mr. Long was Vice President and Controller of ProLogis; from June 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from December 1990 to June 1995, he was Director of Financial Services for Coopers & Lybrand in Central Florida and the Carolinas. Mr. Long is a Certified Public Accountant.

   David S. Morze--38--Senior Vice President of ProLogis since January 1999, where he has responsibility for the Mid-Atlantic Region. Mr. Morze was Vice President of ProLogis from March 1995 to December 1998; from March 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from May 1993 to March 1995, Mr. Morze was employed by the SARES*REGIS GROUP of Northern California, where he was responsible for marketing and leasing activities in the San Francisco Eastbay Industrial Market.

   Edward S. Nekritz--33--Senior Vice President of ProLogis since December 1998 and Secretary since March 1999, where he serves as General Counsel and oversees the provision of all legal services for ProLogis. Mr. Nekritz also focuses on strategic initiatives and is responsible for the coordination of ProLogis' international leasing and environmental compliance programs. From September 1995 to December 1998, Mr. Nekritz was Vice President of ProLogis; from September 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from October 1990 to September 1995, Mr. Nekritz was an attorney with Mayer, Brown & Platt.

   John R. Rizzo--49--Senior Vice President of ProLogis since January 1999, where he supervises development services related to construction management and corporate distribution facilities. Prior thereto, from 1983 to January 1999, Mr. Rizzo was with the Perini Corporation, where his most recent position was Senior Vice President and Chief Operating Officer of Perini Management Services Incorporated.

   Robin P. R. von Weiler--42--Senior Vice President of ProLogis since October 1997, where he is regional director for Northern Europe. Prior thereto, from April 1972 to September 1997, he was with DTZ Zadelhoff V.O.F., where his most recent position was Vice Managing Director, Real Estate Agent and Corporate Advisor. Mr. von Weiler is a registered Real Estate Agent and a Member of the Dutch Real Estate Agents Association.

Employees

   ProLogis directly employs approximately 480 persons in the United States, Mexico and Europe and believes its relationship with its employees to be good. ProLogis' employees are not represented by a collective bargaining agreement.

Competition

   In general, there are numerous other industrial facilities located in close proximity to each of ProLogis' facilities. The amount of rentable space available in any target market city could have a material effect on ProLogis' capacity to rent space and on the rents charged. In addition, in many of ProLogis' submarkets, institutional investors and owners and developers of industrial facilities (including other REITs) compete for the acquisition, development and leasing of industrial space. Many of these entities have substantial resources and experience. Competition for acquisition of existing distribution facilities from industrial capital sources and from other REITs has increased substantially in the past several years.

Environmental Matters

   Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. ProLogis has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired at December 31, 1998, and ProLogis is not aware of any environmental condition with respect to any of its properties that is likely to be material. ProLogis has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of, any environmental liability (including asbestos-related liability) that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to ProLogis or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

Insurance Coverage

   ProLogis and its unconsolidated subsidiaries currently carry comprehensive liability, fire, flood, earthquake, environmental, extended coverage and rental loss insurance with respect to their facilities with policy specifications and insured limits customarily carried for similar facilities. ProLogis believes its facilities and the facilities of its unconsolidated subsidiaries are adequately insured; however, an uninsured loss could result in loss of capital investment and anticipated profits.

Item 2. Properties

Product Classification

   ProLogis' objective is to focus its acquisition and development activities primarily on generic distribution facilities with an average office finish level of less than 10%. Due to typically increased costs of retrofitting customer spaces, service center product will be acquired only on a very limited basis as part of portfolio acquisitions in which the majority of product being acquired is bulk distribution. The industrial real estate on which ProLogis focuses is typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products.

  .Distribution. ProLogis' distribution space is adaptable for both distribution and light manufacturing or assembly uses. Based upon square footage, ProLogis' operating portfolio was 99% distribution and light manufacturing facilities as of December 31, 1998. The following characteristics generally define the distribution facilities which ProLogis owns and intends to acquire or develop in the future:

                                       Typical                   Range
                                       -------                   -----
      Clear Height............      22 ft.-24 ft.            18 ft.-30 ft.
      Building Depth..........     180 ft.-240 ft.          140 ft.-300 ft.
      Loading.................           Dock            Dock or Dock and Grade
      Parking Ratio........... 0.9 spaces/1,000 sq. ft. 0.5 spaces/1,000 sq. ft.
                                                        2.0 spaces/1,000 sq. ft.
      Average Square Footage
       Per Customer...........      30,829 sq. ft.       4,500-200,000 sq. ft.
      Site Coverage...........            45%                    30-50%

  .Service Center. Under ProLogis' definition, service centers are multi-customer buildings that have a higher percentage of office space than distribution facilities and only have grade-level loading as opposed to truck dock loading. Service center product constituted approximately 1% of the square feet in ProLogis operating portfolio as of December 31, 1998.

Geographic Distribution

   ProLogis has direct ownership of industrial distribution facilities in the United States, Mexico and Europe. In the United States and Mexico, ProLogis has organized its operations into geographic regions to more effectively manage its portfolio. These operating regions are: Mid-Atlantic, Southeast, Central (including Mexico) and Pacific. Within these four regions, ProLogis' facilities are located in 21 states and the District of Columbia and 40 cities (including four cities in Mexico). In Europe, ProLogis' facilities are located in four countries and six cities. The table below demonstrates the geographic distribution of ProLogis' portfolio (operating facilities and facilities under development). The table excludes land held for future development which represents less than 5% of ProLogis' total investment, based on cost as of December 31, 1998 and 1997. The table does not include facilities that are owned by ProLogis' unconsolidated subsidiaries which are discussed under " -- Unconsolidated Subsidiaries". The concentration of ProLogis' facilities is expected to increase in the Dallas (to 7.5%), Los Angeles (to 10.3%) and Columbus (to 3.8%) markets after the merger with Meridian is completed.

                                    December 31, 1998       December 31, 1997
                                 ----------------------- -----------------------
                                             Percentage              Percentage
                                 Number of  Assets Based Number of  Assets Based
                                 Facilities on Cost (1)  Facilities on Cost (1)
                                 ---------- ------------ ---------- ------------
      North American Markets:
        Atlanta, Georgia.......     104         7.15%       107         8.16%
        Austin, Texas..........      37         2.22         32         2.25
        Birmingham, Alabama....       6         0.96          6         1.14
        Charlotte, North
         Carolina..............      29         2.41         27         2.48
        Chattanooga, Tennessee.       5         0.43          5         0.51
        Chicago, Illinois......      40         4.89         36         4.93
        Cincinnati, Ohio.......      43         3.15         38         2.86
        Columbus, Ohio.........      21         2.10         17         2.08
        Dallas/Ft. Worth,
         Texas.................      71         5.07         67         5.38
        Denver, Colorado.......      26         2.46         23         2.20
        East Bay (San
         Francisco),
         California............      44         3.55         44         4.09
        El Paso, Texas.........      27         2.33         26         2.64
        Fort Lauderdale/Miami,
         Florida...............      11         1.49          7         1.02
        Houston, Texas.........      74         4.73         70         4.68
        Indianapolis, Indiana..      41         3.15         42         3.79
        Juarez, Mexico.........       4         0.26          3         0.29
        Kansas City,
         Kansas/Missouri.......      29         1.57         28         1.78
        Las Vegas, Nevada......      14         1.50         14         1.75
        Los Angeles/Orange
         County, California....      29         6.38         22         5.45
        Louisville, Kentucky...       8         0.97          3         0.55
        Memphis, Tennessee.....      25         2.13         28         1.89
        Monterrey, Mexico......       8         1.04          5         0.55
        Nashville, Tennessee...      27         1.66         24         1.66
        I-95 Corridor, New
         Jersey................      21         3.89         11         3.42
        Oklahoma City,
         Oklahoma..............       6         0.29          6         0.34
        Orlando, Florida.......      17         1.16         15         1.11

                                    December 31, 1998        December 31, 1997
                                 ------------------------ ------------------------
                                              Percentage               Percentage
                                 Number of   Assets Based Number of   Assets Based
                                 Facilities  on Cost (1)  Facilities  on Cost (1)
                                 ----------  ------------ ----------  ------------
        Phoenix, Arizona.......       25          1.32         25          1.59
        Portland, Oregon.......       29          2.11         27          2.23
        Reno, Nevada...........       17          1.29         19          2.05
        Reynosa, Mexico........        8          0.67          4          0.36
        Rio Grande Valley,
         Texas.................       15          0.85         15          1.00
        Salt Lake City, Utah...        9          1.46          7          1.41
        San Antonio, Texas.....       46          2.70         50          3.30
        San Diego, California..        3          0.38          3          0.45
        Seattle, Washington....       10          1.34          9          1.39
        South Bay (San
         Francisco),
         California............       70          6.06         70          7.26
        St. Louis, Missouri....       15          1.13         11          0.92
        Tampa, Florida.........       62          3.41         59          3.85
        Tijuana, Mexico........        2          0.26        --            --
        Tulsa, Oklahoma........       10          0.37         10          0.44
        Washington
         D.C./Baltimore,
         Maryland..............       39          3.98         40          5.00
        Other..................        8          0.46          7          0.34
                                   -----        ------      -----        ------
                                   1,135         94.73%     1,062         98.59%
                                   -----        ------      -----        ------
      European Markets:
        Amsterdam, Netherlands.        4          1.18%         1          0.33%
        London, England........        1          0.97        --            --
        Lyon, France...........        3          0.62          1          0.28
        Paris, France..........        4          0.82          1          0.25
        Rotterdam, Netherlands.        2          0.45          2          0.55
        Warsaw, Poland.........        5          1.23        --            --
                                   -----        ------      -----        ------
                                      19          5.27%         5          1.41%
                                   -----        ------      -----        ------
          Total................    1,154(2)     100.00%     1,067(3)     100.00%
                                   =====        ======      =====        ======

--------
(1) Includes facilities under development at their budgeted total development costs, rather than costs incurred to date.
(2) Includes 55 buildings under development.
(3) Includes 62 buildings under development.

Facilities

   The information in the following table is as of December 31, 1998. No individual facility, or group of facilities operated as a single business unit, amounted to 10% or more of ProLogis' consolidated total assets as of December 31, 1998 nor did the gross revenue from any such facilities amount to 10% or more of ProLogis' consolidated gross revenues for the year ended December 31, 1998.

                                 PROLOGIS TRUST

                             SCHEDULE OF PROPERTIES

                                                                        Rentable
                                                             Percentage  Square     ProLogis   Accumulated
                                Year Acquired         No. of Occupancy   Footage   Investment  Depreciation Encumbrances
                                 or Completed         Bldgs.    (1)        (2)        (1)          (1)          (3)
                         ---------------------------- ------ ---------- --------- ------------ ------------ ------------
Operating Facilities
 Owned as of December
 31, 1998
Amsterdam, Netherlands
 Airport...............              1998                2     97.62%     266,505 $ 21,929,313  $  151,613  $       --
 Zaandam...............              1998                1    100.00%     167,348    9,408,036     182,551          --
                                                       ---    -------   --------- ------------  ----------  -----------
                                                         3     98.54%     433,853   31,337,349     334,164          --
                                                       ---    -------   --------- ------------  ----------  -----------

Atlanta, Georgia
 Central/Atlanta.......              1996                4    100.00%     347,560    3,319,074         --           --
 I-20/West/Fulton......     1994, 1995, 1996, 1997      32     95.48%   3,199,660   73,450,813   7,416,903          --
 I-85/Airport..........  1994, 1995, 1996, 1997, 1998   19     79.21%   1,134,942   45,214,151   3,814,006    6,632,083
 I-85/Northeast........     1994, 1995, 1996, 1997      44     92.66%   3,830,428  108,405,715   9,261,862    1,045,411
                                                       ---    -------   --------- ------------  ----------  -----------
                                                        99     92.23%   8,512,590  230,389,753  20,492,771    7,677,494
                                                       ---    -------   --------- ------------  ----------  -----------

Austin, Texas
 I-35/Central..........        1994, 1995, 1996         12    100.00%     648,939   24,490,160   2,171,339          --
 I-35/North/Mopac......        1993, 1995, 1996          8    100.00%     563,600   20,500,881   1,878,504          --
 I-35/South............        1994, 1995, 1996         12     99.49%     725,874   26,371,184   2,705,110          --
                                                       ---    -------   --------- ------------  ----------  -----------
                                                        32     99.81%   1,938,413   71,362,225   6,754,953          --
                                                       ---    -------   --------- ------------  ----------  -----------

Birmingham, Alabama
 I-459/South/Perimeter.              1994                2     83.72%     606,850   17,242,184   2,282,576          --
 I-65/Oxmoor...........              1994                4    100.00%     528,428   16,846,983   2,213,100    6,811,951
                                                       ---    -------   --------- ------------  ----------  -----------
                                                         6     91.30%   1,135,278   34,089,167   4,495,676    6,811,951
                                                       ---    -------   --------- ------------  ----------  -----------

Charlotte, North
 Carolina
 I-77/Southwest (4)....              1994               13     97.89%   1,334,182   34,014,328   4,466,957          --
 I-85/North Charlotte..              1997                2     92.83%     148,394    3,769,854     179,839          --
 I-85/Northeast........  1994, 1995, 1996, 1997, 1998   11     82.52%   1,220,843   36,409,844   1,818,494          --
 I-85/Northwest........              1994                2    100.00%     404,351    6,919,533     937,191          --
                                                       ---    -------   --------- ------------  ----------  -----------
                                                        28     91.88%   3,107,770   81,113,559   7,402,481          --
                                                       ---    -------   --------- ------------  ----------  -----------

Chattanooga, Tennessee
 Amnicola Highway......              1994                4    100.00%   1,075,872   13,939,478   1,684,682          --
 I-24/Tiftonia.........              1995                1    100.00%      72,000    1,159,573     121,594          --
                                                       ---    -------   --------- ------------  ----------  -----------
                                                         5    100.00%   1,147,872   15,099,051   1,806,276          --
                                                       ---    -------   --------- ------------  ----------  -----------

Chicago, Illinois
 Army Trail
  Corridor/Chicago.....           1997, 1998             5     59.47%     788,523   29,903,921     624,637          --
 I-55 Corridor.........              1998                1     56.38%     182,400    7,533,779         --           --
 I-90/O'Hare (5).......     1995, 1996, 1997, 1998      27     91.24%   3,074,164  106,567,911   5,598,379   11,159,767
 South Cook County.....              1996                6     84.12%   1,005,908   24,678,024   1,271,866          --
                                                       ---    -------   --------- ------------  ----------  -----------
                                                        39     83.60%   5,050,995  168,683,635   7,494,882   11,159,767
                                                       ---    -------   --------- ------------  ----------  -----------

Cincinnati, Ohio
 I-71/I-275............              1995                1    100.00%      60,000    1,457,820     130,060          --
 I-74/West (6).........           1994, 1998             2    100.00%     308,880    5,938,831     388,888    1,653,704
 I-75/South-N.
  Kentucky.............           1996, 1998             3    100.00%     628,507   16,136,342     987,563          --
 I-75 North/Cincinnati.  1994, 1995, 1996, 1997, 1998   34     95.20%   2,775,065   75,156,030   5,118,358          --
                                                       ---    -------   --------- ------------  ----------  -----------
                                                        40     96.47%   3,772,452   98,689,023   6,624,869    1,653,704
                                                       ---    -------   --------- ------------  ----------  -----------


                                                                          Rentable
                                                               Percentage  Square     ProLogis   Accumulated
                               Year Acquired            No. of Occupancy   Footage   Investment  Depreciation Encumbrances
                                or Completed            Bldgs.    (1)        (2)        (1)          (1)          (3)
                     ---------------------------------- ------ ---------- --------- ------------ ------------ ------------
Columbus, Ohio
 I-270/East........                 1994                   5     92.59%     566,398 $ 12,148,714 $ 1,410,233  $       --
 I-270/Southeast...                 1994                   1    100.00%     121,200    1,928,231     241,883          --
 I-270/West........        1995, 1996, 1997, 1998          9     95.89%   1,059,447   24,768,567   1,933,524          --
 I-270/Southwest...              1996, 1998                4    100.00%   1,068,916   27,342,268   1,706,221          --
                                                         ---    -------   --------- ------------ -----------  -----------
                                                          19     96.96%   2,815,961   66,187,780   5,291,861          --
                                                         ---    -------   --------- ------------ -----------  -----------
Dallas/Fort Worth,
 Texas
 I-30/Great
  Southwest (4)(6).     1994, 1995, 1996, 1997, 1998      19     98.55%   1,681,508   44,010,548   2,510,970   10,962,760
 I-35/Stemmons
  Corridor (4).....           1994, 1995, 1996            12     93.37%     704,150   13,796,298   1,466,931          --
 I-35 South/Fort
  Worth............                 1996                   1    100.00%      74,500    2,656,843     190,180          --
 I-635/Northgate
  (4)..............              1994, 1996                5     92.48%     531,149   11,365,357   1,348,223          --
 I-635/Valwood.....        1995, 1996, 1997, 1998         18     92.48%   2,047,188   59,738,615   3,161,847   15,553,387
 I-635/DFW/Airport
  (4)..............           1996, 1997, 1998             4     60.28%     320,708   10,221,866     387,741          --
 I-820/North Fort
  Worth............           1994, 1995, 1996             4     88.81%     372,883    7,595,551     847,088          --
 Redbird/Loop 12...              1994, 1996                3    100.00%     380,063    8,043,492     692,722          --
                                                         ---    -------   --------- ------------ -----------  -----------
                                                          66     92.90%   6,112,149  157,428,570  10,605,702   26,516,147
                                                         ---    -------   --------- ------------ -----------  -----------

Denver, Colorado
 I-70/Northeast
  (4)..............  1992, 1993, 1994, 1995, 1996, 1998   22     95.53%   2,611,255   63,165,730   8,598,463          --
                                                         ---    -------   --------- ------------ -----------  -----------
                                                          22     95.53%   2,611,255   63,165,730   8,598,463          --
                                                         ---    -------   --------- ------------ -----------  -----------
East Bay (San
 Francisco),
 California
 Hayward/San
  Leandro (4)(7)...              1993, 1994               37     98.40%   2,812,314  103,730,085  14,715,085   15,655,532
 Tracy.............           1993, 1997, 1998             7     73.19%     605,713   22,145,904   1,044,333          --
                                                         ---    -------   --------- ------------ -----------  -----------
                                                          44     93.93%   3,418,027  125,875,989  15,759,418   15,655,532
                                                         ---    -------   --------- ------------ -----------  -----------

El Paso, Texas
 I-10/East/Vista
  Del Sol (4)......  1993, 1994, 1995, 1996, 1997, 1998   20     87.24%   2,428,102   64,836,354   6,616,764    6,364,342
 I-10/Lower Valley.                 1994                   1    100.00%     108,125    2,345,878     296,671          --
 I-10/Northwest....     1992, 1993, 1994, 1997, 1998       6     94.91%     629,172   18,058,802   1,548,275          --
                                                         ---    -------   --------- ------------ -----------  -----------
                                                          27     89.20%   3,165,399   85,241,034   8,461,710    6,364,342
                                                         ---    -------   --------- ------------ -----------  -----------

Fort
 Lauderdale/Miami,
 Florida
 Airport West......              1995, 1998                2    100.00%     188,960    8,476,746     407,572          --
 I-95/Hollywood
  (5)..............           1995, 1997, 1998             5     91.47%     746,978   32,753,010   1,030,139          --
 I-95/North (4)....           1994, 1997, 1998             3    100.00%     187,581    8,496,464     736,891    2,369,287
                                                         ---    -------   --------- ------------ -----------  -----------
                                                          10     94.33%   1,123,519   49,726,220   2,174,602    2,369,287
                                                         ---    -------   --------- ------------ -----------  -----------

Houston, Texas
 I-10/Central
  Business
  District.........                 1995                   1    100.00%     168,869    3,356,441     368,363          --
 I-10/West/Post Oak           1993, 1994, 1996            24     96.85%   1,500,614   43,039,474   5,513,701   10,520,585
 I-610/East/Hobby..                 1994                   8     99.37%     515,328   10,608,086   1,299,359          --
 I-610/North.......           1993, 1994, 1995            19     96.28%   1,441,356   37,412,202   4,172,740   11,942,673
 Northwest/U. S.
  290..............  1993, 1994, 1995, 1996, 1997, 1998   19     99.14%   2,016,935   52,096,391   4,431,708          --
                                                         ---    -------   --------- ------------ -----------  -----------
                                                          71     97.84%   5,643,102  146,512,594  15,785,871   22,463,258
                                                         ---    -------   --------- ------------ -----------  -----------

Indianapolis,
 Indiana
 I-465/Northwest...              1994, 1995               24     92.04%   2,312,175   69,227,313   6,707,229          --
 I-69/Northeast....                 1995                   1     71.78%     276,000    7,022,028     787,610          --
 I-70/East.........                 1995                   5    100.00%     382,400    6,871,809     651,724          --
 I-70/West.........           1994, 1995, 1996             9     64.87%     644,754   19,773,373   1,770,533          --
 I-70 Southwest/
  Indianapolis.....              1997, 1998                2     94.61%     346,800    9,345,013         --           --
                                                         ---    -------   --------- ------------ -----------  -----------
                                                          41     87.20%   3,962,129  112,239,536   9,917,096          --
                                                         ---    -------   --------- ------------ -----------  -----------

                                                                             Rentable
                                                                  Percentage  Square     ProLogis   Accumulated
                                     Year Acquired         No. of Occupancy   Footage   Investment  Depreciation Encumbrances
                                      or Completed         Bldgs.    (1)        (2)        (1)          (1)          (3)
                              ---------------------------- ------ ---------- --------- ------------ ------------ ------------

Juarez, Mexico
 Southeast...............                 1998                3     31.16%     224,640 $  8,408,447  $  120,630  $       --
                                                            ---    -------   --------- ------------  ----------  -----------
                                                              3     31.16%     224,640    8,408,447     120,630          --
                                                            ---    -------   --------- ------------  ----------  -----------

Kansas City,
 Kansas/Missouri
 Executive Park..........                 1998                1    100.00%      41,258    1,763,606      16,913    1,107,846
 I-35/Overland Park......                 1994                3    100.00%      90,163    3,796,594     477,761          --
 I-35/South Corridor.....                 1994                1    100.00%      99,197    2,332,261     303,806          --
 I-35/Wyandotte..........              1994, 1996             2    100.00%     154,992    3,955,807     472,165          --
 I-70/Riverside..........           1994, 1996, 1997         22     91.81%   1,192,877   43,831,165   4,622,546   13,163,742
                                                            ---    -------   --------- ------------  ----------  -----------
                                                             29     93.81%   1,578,487   55,679,433   5,893,191   14,271,588
                                                            ---    -------   --------- ------------  ----------  -----------

Las Vegas, Nevada
 Airport/Southwest.......              1994, 1996             5     91.95%     399,157   21,127,782   1,619,852    8,819,036
 I-15/North..............        1994, 1995, 1996, 1997       7     83.66%     844,261   25,354,343   1,795,311      317,417
 I-515/Henderson.........                 1997                2     67.53%     205,378    7,654,975     121,903          --
                                                            ---    -------   --------- ------------  ----------  -----------
                                                             14     83.66%   1,448,796   54,137,100   3,537,066    9,136,453
                                                            ---    -------   --------- ------------  ----------  -----------

Los Angeles/Orange
 County, California
 Central Los Angeles.....                 1997                3    100.00%     568,371   22,164,261     743,880          --
 I-5/Mid-Counties........           1995, 1997, 1998          8     92.37%   1,342,018   54,778,029   2,125,308          --
 I-5/North-Central Orange
  County.................                 1996                2    100.00%   1,182,051   38,958,104   1,664,536          --
 I-5/South Orange County.           1996, 1997, 1998          8     87.16%     961,129   45,321,136   1,188,426          --
 LAX--Commerce...........                 1998                1      0.00%      99,166    3,730,607         --           --
 LAX--Inland Empire......                 1998                5     95.80%   1,474,587   54,271,016         --           --
 Irvine/Orange County
  Airport................                 1994                1    100.00%     100,000    4,377,808     497,101          --
                                                            ---    -------   --------- ------------  ----------  -----------
                                                             28     93.24%   5,727,322  223,600,961   6,219,251          --
                                                            ---    -------   --------- ------------  ----------  -----------

Louisville, Kentucky
 I-264/Riverport.........           1995, 1996, 1998          3    100.00%     815,900   15,261,935     456,009          --
 Southside...............                 1998                3    100.00%     437,380    9,427,059     130,802          --
                                                            ---    -------   --------- ------------  ----------  -----------
                                                              6    100.00%   1,253,280   24,688,994     586,811          --
                                                            ---    -------   --------- ------------  ----------  -----------

Lyon, France
 L'Isle d'Abeau..........              1997, 1998             2    100.00%     522,280   17,116,598     301,519   11,477,216
                                                            ---    -------   --------- ------------  ----------  -----------
                                                              2    100.00%     522,280   17,116,598     301,519   11,477,216
                                                            ---    -------   --------- ------------  ----------  -----------

Memphis, Tennessee
 I-240/Southeast.........     1994, 1995, 1996, 1997, 1998   24     94.83%   3,186,466   62,160,974   5,097,454    6,263,917
                                                            ---    -------   --------- ------------  ----------  -----------
                                                             24     94.83%   3,186,466   62,160,974   5,097,454    6,263,917
                                                            ---    -------   --------- ------------  ----------  -----------

Monterrey, Mexico
 Apodaca.................              1997, 1998             5      90.18%    458,243   15,513,918     407,133          --
 Ojo de Agua.............                 1998                1     100.00%    151,720    6,420,848      14,955          --
                                                            ---    -------   --------- ------------  ----------  -----------
                                                              6      92.62%    609,963   21,934,766     422,088          --
                                                            ---    -------   --------- ------------  ----------  -----------

Nashville, Tennessee
 I-24/Southeast..........     1994, 1995, 1996, 1997, 1998   24      85.67%  2,537,019   54,033,617   4,718,455          --
 I-40/Southeast..........              1995, 1996             3      84.47%    154,500    4,679,462     479,078          --
                                                            ---    -------   --------- ------------  ----------  -----------
                                                             27      85.60%  2,691,519   58,713,079   5,197,533          --
                                                            ---    -------   --------- ------------  ----------  -----------

New Jersey/I-95 Corridor
 Meadowlands.............              1996, 1998             8      95.77%  1,248,756   48,724,390   2,094,252          --
 Route 287/Exit 10 I-95 (6)...      1996, 1997, 1998          9     100.00%  1,548,644   44,131,785   2,513,596          --
 Route 535/Exit 8A I-95..                 1998                2      59.59%    617,600   23,940,044      90,315          --
                                                            ---    -------   --------- ------------  ----------  -----------
                                                             19      91.14%  3,415,000  116,796,219   4,698,163          --
                                                            ---    -------   --------- ------------  ----------  -----------

Oklahoma City, Oklahoma
 I-40/Southwest..........              1993, 1994             6      98.52%    639,942   10,457,377   1,461,940          --
                                                            ---    -------   --------- ------------  ----------  -----------
                                                              6      98.52%    639,942   10,457,377   1,461,940          --
                                                            ---    -------   --------- ------------  ----------  -----------

                                                                            Rentable
                                                                 Percentage  Square    ProLogis   Accumulated
                                 Year Acquired            No. of Occupancy   Footage  Investment  Depreciation Encumbrances
                                  or Completed            Bldgs.    (1)        (2)        (1)         (1)          (3)
                       ---------------------------------- ------ ---------- --------- ----------- ------------ ------------

Orlando, Florida
 East
  Orlando/Titusville
  (5)................                 1994                   1      24.64%     51,383 $ 1,972,284 $   230,839  $ 4,658,879
 I-4/33rd Street
  (5)(6).............           1994, 1995, 1996             9     100.00%    489,891  14,439,399   1,360,013      862,240
 Orlando Central
  Park...............           1994, 1997, 1998             5      88.39%    641,802  16,670,519     913,901          --
                                                           ---     ------   --------- ----------- -----------  -----------
                                                            15      90.43%  1,183,076  33,082,202   2,504,753    5,521,119
                                                           ---     ------   --------- ----------- -----------  -----------

Paris, France
 CDG/North...........                 1997                   1     100.00%    301,994   8,505,776     361,760    5,854,402
 Orly Airport........                 1998                   2     100.00%    384,641  16,341,506     204,717   11,882,628
 West................                 1998                   1     100.00%    121,256   4,206,537      10,873          --
                                                           ---     ------   --------- ----------- -----------  -----------
                                                             4     100.00%    807,891  29,053,819     577,350   17,737,030
                                                           ---     ------   --------- ----------- -----------  -----------

Phoenix, Arizona
 I-10/Central........           1993, 1994, 1995             4     100.00%    341,407   7,716,116   1,070,345          --
 I-10/West...........              1993, 1994               10     100.00%    450,329   9,143,409   1,290,775          --
 Tempe...............           1992, 1996, 1998            11      91.97%    911,081  30,416,009   2,307,437          --
                                                           ---     ------   --------- ----------- -----------  -----------
                                                            25      95.70%  1,702,817  47,275,534   4,668,557          --
                                                           ---     ------   --------- ----------- -----------  -----------

Portland, Oregon
 I-205/Clackamas.....                 1998                   1      50.22%    125,840   4,892,528      49,002          --
 I-5/Columbia
  Corridor...........   1993, 1994, 1995,1996,1997,1998     16      97.13%  1,142,795  39,543,210   2,894,838      329,681
 I-5/Wilsonville.....              1995, 1996                6     100.00%    379,000  14,511,544   1,211,642      128,509
 Sunset Corridor.....                 1997                   4      71.21%    172,200   8,628,802         --           --
                                                           ---     ------   --------- ----------- -----------  -----------
                                                            27      92.03%  1,819,835  67,576,084   4,155,482      458,190
                                                           ---     ------   --------- ----------- -----------  -----------

Reno, Nevada
 I-80/Sparks.........        1993, 1994, 1995, 1990         15      99.15%  1,225,586  36,022,412   4,273,374          --
 U.S. 395/Reno North.              1996, 1998                2      53.14%    331,200   9,866,308     343,721          --
                                                           ---     ------   --------- ----------- -----------  -----------
                                                            17      89.36%  1,556,786  45,888,720   4,617,095          --
                                                           ---     ------   --------- ----------- -----------  -----------

Reynosa, Mexico
 Del Norte...........                 1998                   2     100.00%    210,512   6,785,227      35,749          --
 Reynosa Industrial
  Park...............              1997, 1998                5      72.89%    418,852  13,419,345     154,892          --
                                                           ---     ------   --------- ----------- -----------  -----------
                                                             7      81.96%    629,364  20,204,572     190,641          --
                                                           ---     ------   --------- ----------- -----------  -----------

Rio Grande Valley
 (Brownsville), Texas
 I-77/Lower Valley...           1995, 1997, 1998            15     100.00%  1,126,746  31,250,745   2,174,884    3,055,597
                                                           ---     ------   --------- ----------- -----------  -----------
                                                            15     100.00%  1,126,746  31,250,745   2,174,884    3,055,597
                                                           ---     ------   --------- ----------- -----------  -----------

Rotterdam,
 Netherlands
 South...............              1997, 1998                2     100.00%    316,989  16,019,945     543,702          --
                                                           ---     ------   --------- ----------- -----------  -----------
                                                             2     100.00%    316,989  16,019,945     543,702          --
                                                           ---     ------   --------- ----------- -----------  -----------

Salt Lake City, Utah
 2100 South/Salt
  Lake...............                 1998                   1      58.45%    192,200   5,756,004         --           --
 I-15/Clearfield.....                 1995                   2     100.00%    832,708  17,171,498   1,504,508          --
 I-215/Central.......                 1995                   2      89.44%    299,000   9,438,034     944,044          --
 I-80/North..........              1994, 1996                2     100.00%    361,960  11,879,520     887,717          --
                                                           ---     ------   --------- ----------- -----------  -----------
                                                             7      93.39%  1,685,868  44,245,056   3,336,269          --
                                                           ---     ------   --------- ----------- -----------  -----------

San Antonio, Texas
 I-10/Central
  Business District..              1992, 1994                2      85.23%    147,751   3,508,245     585,636          --
 I-35/Central (5)....  1992, 1993, 1994, 1995, 1996, 1998   29      96.43%  2,677,827  60,076,371   7,786,780          --
 I-35/North..........     1993, 1994, 1995, 1996, 1997      14      93.40%  1,037,825  29,466,814   2,494,094          --
                                                           ---     ------   --------- ----------- -----------  -----------
                                                            45      95.18%  3,863,403  93,051,430  10,866,510          --
                                                           ---     ------   --------- ----------- -----------  -----------

                                                                         Rentable
                                                             Percentage   Square       ProLogis    Accumulated
                             Year Acquired            No. of Occupancy    Footage     Investment   Depreciation Encumbrances
                              or Completed            Bldgs.    (1)         (2)          (1)           (1)          (3)
                   ---------------------------------- ------ ---------- ----------- -------------- ------------ ------------

San Diego,
 California
 Rancho
  Bernardo/I-15...             1996, 1997                 3    100.00%      329,427 $   13,419,384 $    517,883 $        --
                                                      -----    ------   ----------- -------------- ------------ ------------
                                                          3    100.00%      329,427     13,419,384      517,883          --
                                                      -----    ------   ----------- -------------- ------------ ------------

Seattle,
 Washington
 I-405/Kent
  Valley..........          1994, 1995, 1997              6    100.00%      695,923     28,183,732    2,209,999      185,351
 I-5/Tacoma.......                1996                    3     64.51%      339,623     13,917,765      622,434          --
                                                      -----    ------   ----------- -------------- ------------ ------------
                                                          9     88.36%    1,035,546     42,101,497    2,832,433      185,351
                                                      -----    ------   ----------- -------------- ------------ ------------

South Bay (San
 Francisco),
 California
 Fremont/Newark
  (7)............. 1993, 1994, 1995, 1996, 1997, 1998    65     98.51%    3,026,440    195,277,435   22,148,491   20,971,065
 I-880/North San
  Jose............                1994                    5    100.00%      507,310     19,733,160    2,791,960          --
                                                      -----    ------   ----------- -------------- ------------ ------------
                                                         70     98.73%    3,533,750    215,010,595   24,940,451   20,971,065
                                                      -----    ------   ----------- -------------- ------------ ------------

St. Louis,
 Missouri
 Earth City (4)...             1997, 1998                 9     94.38%    1,036,140     29,829,951      846,641    4,588,401
 Hazelwood........                1997                    1    100.00%       61,200      1,600,112       61,056      902,452
 I-270 Westport...                1997                    5    100.00%      274,844      8,483,505      193,282    4,976,779
                                                      -----    ------   ----------- -------------- ------------ ------------
                                                         15     95.76%    1,372,184     39,913,568    1,100,979   10,467,632
                                                      -----    ------   ----------- -------------- ------------ ------------

Tampa, Florida
 Airport/Tampa
  West (5)(6).....       1994, 1995, 1996, 1998          23     96.56%      889,928     37,611,106    4,001,765   10,291,329
 I-4/Lakeland.....                1994                    1    100.00%      247,018      6,811,027      884,983          --
 I-75/Tampa East
  (5)(6)(7).......    1994, 1995, 1996, 1997, 1998       33     88.41%    2,202,022     74,397,289    6,946,838   14,617,990
 Pinellas/St.
  Petersburg
  (5)(6)..........                1994                    5    100.00%       83,632      2,148,045      258,741      716,917
                                                      -----    ------   ----------- -------------- ------------ ------------
                                                         62     91.65%    3,422,600    120,967,467   12,092,327   25,626,236
                                                      -----    ------   ----------- -------------- ------------ ------------

Tulsa, Oklahoma
 I-44/Broken
  Arrow
  Expressway (6)..             1993, 1994                10     98.01%      573,687     13,053,734    1,757,601      635,476
                                                      -----    ------   ----------- -------------- ------------ ------------
                                                         10     98.01%      573,687     13,053,734    1,757,601      635,476
                                                      -----    ------   ----------- -------------- ------------ ------------

Warsaw, Poland
 Airport..........                1998                    4     98.46%      403,338     33,350,503      728,238          --
                                                      -----    ------   ----------- -------------- ------------ ------------
                                                          4     98.46%      403,338     33,350,503      728,238          --
                                                      -----    ------   ----------- -------------- ------------ ------------

Washington,
 D.C./Baltimore
 I-
  395/Alexandria..             1994, 1996                11     96.53%      691,077     31,872,340    3,014,392          --
 I-695/Southwest..             1995, 1996                 6     92.26%      620,075     17,959,445    1,537,722          --
 I-95/Capitol
  Heights.........             1996, 1997                 2    100.00%      273,276     11,600,786      449,262          --
 I-95/Corridor....             1997, 1998                 3    100.00%      494,244     19,026,931      550,134          --
 I-95/Landover....                1994                    5     92.48%      384,349     16,782,683    1,927,959          --
 I-95/Northeast/
  Beltsville......                1994                    3     97.39%      248,981     11,607,456    1,335,318          --
 I-66/Dulles (4)..          1995, 1997, 1998              8     85.49%      583,980     24,813,342    1,370,301          --
                                                      -----    ------   ----------- -------------- ------------ ------------
                                                         38     94.17%    3,295,982    133,662,983   10,185,088          --
                                                      -----    ------   ----------- -------------- ------------ ------------

Other Locations
 (5)(6)(8)
 Other............       1991, 1994, 1996, 1998           8    100.00%      632,192     19,043,278      961,304      519,359
                                                      -----    ------   ----------- -------------- ------------ ------------
                                                          8    100.00%      632,192     19,043,278      961,304      519,359
                                                      -----    ------   ----------- -------------- ------------ ------------
   Total Operating
    Facilities
    Owned as of
    December 31,
    1998..........                                    1,099     93.04%  104,539,940 $3,249,006,279 $254,287,988 $226,997,711
                                                      =====    ======   =========== ============== ============ ============

                                            Rentable
                                             Square   Budgeted   Accumulated
                           Expected  No. of Footage  Development Depreciation
                          Completion Bldgs    (2)     Cost (9)       (1)      Encumbrances
                          ---------- ------ -------- ----------- ------------ ------------
Facilities Under
 Development as of
 December 31, 1998
 (10)(11)

Amsterdam, Netherlands
 Airport................     1999       1   209,198  $10,330,199     N/A      $       --

Atlanta, Georgia
 I-85/Northeast.........     1999       3   369,800   12,784,655     N/A              --
 Northwest/Atlanta......     1999       2   303,200   10,775,009     N/A              --

Austin, Texas
 I-35/Central...........     1999       5   237,300   10,744,166     N/A              --

Charlotte, North
 Carolina
 I-77/Southwest.........     1999       1   136,000    4,386,845     N/A              --

Chicago, Illinois
 South Cook County......     1999       1   145,531    6,619,623     N/A              --

Cincinnati, Ohio
 I-75 South/N. Kentucky.     1999       1   148,000    4,297,069     N/A              --
 I-75 North/Cincinnati..     1999       2   455,350   15,849,312     N/A              --

Columbus, Ohio
 I-270 Southwest........     1999       1   188,800    5,589,904     N/A              --
 I-270/West.............     1999       1    84,187    2,940,244     N/A              --

Dallas/Fort Worth, Texas
 I-30/Great Southwest...     1999       3   440,016   14,919,610     N/A              --
 I-635/Valwood..........     1999       2   248,235    8,514,864     N/A              --

Denver, Colorado
 I-70/Central...........     1999       2   357,400   13,298,594     N/A              --
 I-70/Northeast.........     1999       1    91,892    3,717,421     N/A              --
 West                        1999       1   227,500    7,817,353     N/A              --

Fort Lauderdale/Miami,
 Florida
 I-95/North.............     1999       1    94,500    4,569,824     N/A              --

Houston, Texas
 I-10/Central Business
  District..............     1999       1   101,250    4,034,416     N/A              --
 Northwest/U.S. 290.....     1999       2   543,200   17,658,985     N/A              --

Juarez, Mexico
 Southeast..............     1999       1    26,170      808,743     N/A              --

London, England
 Heathrow Airport.......     1999       1   163,400   34,156,242     N/A              --

Los Angeles/Orange
 County, California
 I-5/South Orange
  County................     1999       1    87,500    5,603,191     N/A              --

Louisville, Kentucky
 I-264/Riverport........     1999       1   212,800    5,885,116     N/A              --
 Southside..............     1999       1   203,520    4,389,141     N/A              --

Lyon, France
 L'Isle d'Abeau.........     1999       1   135,841    4,945,959     N/A              --

Memphis, Tennessee
 I-240/Southeast........     1999       1   500,000   13,160,044     N/A              --

Monterrey, Mexico
 Apodaca................     1999       2   363,340   14,767,279     N/A              --

New Jersey/I-95 Corridor
 Northern Bergen County.     1999       1   128,000   12,684,840     N/A              --
 Route 535/Exit 8A I-95.     1999       1   204,000    8,179,185     N/A              --

Orlando, Florida
 Orlando Central Park...     1999       2   227,004    8,158,236     N/A              --


                                                           Rentable     Budgeted   Accumulated
                                                  No. of    Square    Development  Depreciation
                            Expected Completion    Bldgs  Footage (2)   Cost (9)       (1)      Encumbrances
                           ---------------------- ------- ----------- ------------ ------------ ------------
Portland, Oregon
 I-5/Columbia Corridor...           1999              2      200,600  $  8,310,689     N/A        $   --

Reynosa, Mexico
 Reynosa Industrial
  Park...................           1999              1      101,311     3,534,587     N/A            --

Salt Lake City, Utah
 2100 South/Salt Lake
  City...................           1999              1      103,600     3,643,669     N/A            --
 I-80/North..............           1999              1      100,800     3,988,133     N/A            --

San Antonio, Texas
 I-35/Central............           1999              1      128,000     3,827,253     N/A            --

Seattle, Washington
 I-405/Kent Valley.......           1999              1      117,620     5,435,086     N/A          1,714

Tijuana, Mexico
 Otay Mesa...............           1999              2      262,220     9,363,145     N/A            --

Warsaw, Poland
 West....................           1999              1      195,495    10,238,264     N/A            --

Washington,
 D.C./Baltimore
 I-95/Capitol Heights....           1999              1      179,820     8,151,824     N/A            --
                                                   ----    ---------  ------------                -------
   Total Facilities Under
    Development as of
    December 31, 1998
    (10)(11)...............                          55    8,022,400  $328,078,719                $ 1,714
                                                   ====    =========  ============                =======

                                                           Budgeted     ProLogis   Accumulated
                                                  Acreage Development  Investment  Depreciation
                               Year Acquired        (2)    Cost (9)       (1)          (1)      Encumbrances
                           ---------------------- ------- ----------- ------------ ------------ ------------
Land Held for Development
 as of December 31, 1998

Amsterdam, Netherlands
 Airport.................           1998            5.2          N/A  $  3,795,950     N/A        $   --
 Trade Port West.........           1998            8.7          N/A     1,641,207     N/A            --

Atlanta, Georgia
 I-20/West/Fulton........        1994, 1996        43.4          N/A     1,954,848     N/A            --
 I-85/Northeast..........        1997, 1998        68.4          N/A     6,713,590     N/A            --

Austin, Texas
 I-35/Central............           1994            3.0          N/A       174,734     N/A            --
 I-35/North/Mopac........           1994           20.4          N/A     1,370,778     N/A            --
 I-35/South..............           1996            4.2          N/A       588,589     N/A            --

Charlotte, North Carolina
 I-85/North Charlotte....           1997            7.9          N/A       351,494     N/A            --
 I-85/Northeast..........     1995, 1996, 1997     28.9          N/A     3,090,967     N/A            --

Chicago, Illinois
 Army Trail
  Corridor/Chicago.......           1997           46.9          N/A     6,781,821     N/A            --
 I-55 Corridor...........           1997           29.6          N/A     3,532,371     N/A            --
 I-90/O'Hare.............        1996, 1997        41.1          N/A    12,558,772     N/A            --

Cincinnati, Ohio
 I-75/South/N. Kentucky..           1997            6.0          N/A       563,915     N/A            --
 I-75 North/Cincinnati...        1996, 1997        49.7          N/A     3,012,061     N/A        377,615

Columbus, Ohio
 I-270/West..............           1996            2.4          N/A        98,205     N/A            --
 I-270/Southwest.........  1994, 1995, 1996, 1997  52.8          N/A     2,337,936     N/A            --

Dallas/Fort Worth, Texas
 I-30/Great Southwest....           1996            5.6          N/A       518,367     N/A            --
 I-635/DFW/Airport.......           1997           30.1          N/A     3,258,135     N/A            --


                                                                        Budgeted    ProLogis  Accumulated
                                                               Acreage Development Investment Depreciation
                                            Year Acquired        (2)    Cost (9)      (1)         (1)      Encumbrances
                                        ---------------------- ------- ----------- ---------- ------------ ------------
Denver, Colorado
 Central..............................           1998            20.1      N/A     $3,539,294     N/A        $   --
 I-70/Northeast.......................     1994, 1997,1998       27.9      N/A      2,492,811     N/A            --

El Paso, Texas
 I-10/East/Vista Del Sol..............  1993, 1994, 1995, 1996   41.0      N/A      2,473,622     N/A            --
 I-10/Northwest.......................        1991, 1992        141.9      N/A      7,819,749     N/A            --

Fort Lauderdale/Miami, Florida
 I-95/Hollywood.......................        1996, 1998         15.0      N/A      2,785,586     N/A            --
 I-95/North...........................           1998             5.5      N/A      1,176,844     N/A            --

Houston, Texas
 Northwest/U. S. 290..................        1993, 1997         73.4      N/A      5,499,036     N/A            --

Indianapolis, Indiana
 I-69/Northeast.......................           1994             6.1      N/A        491,036     N/A            --
 I-70 Southwest/Indianapolis..........        1996, 1998         46.2      N/A      2,574,356     N/A            --
 Lebanon..............................           1998            30.0      N/A      1,090,260     N/A            --

Juarez, Mexico
 Southeast............................           1997            17.2      N/A      3,280,178     N/A            --

Kansas City, Kansas/Missouri
 Executive Park.......................           1998            16.6      N/A      1,468,552     N/A            --

Las Vegas, Nevada
 I-15/North...........................     1993, 1995, 1997      63.1      N/A      5,860,261     N/A        427,901
 I-515/Henderson......................        1995, 1996         26.2      N/A      3,009,104     N/A            --

Lille, France
 Lille Business Park..................           1998             9.1      N/A      1,274,761     N/A            --

Los Angeles/Orange County, California
 I-5/Mid-Counties.....................           1997            22.3      N/A      8,849,344     N/A            --
 I-5/South Orange County..............        1995, 1996         31.5      N/A      6,492,188     N/A            --

Louisville, Kentucky
 I-264/Riverport......................        1996, 1998         25.2      N/A      1,037,523     N/A            --
 Southside............................           1998            14.0      N/A        701,710     N/A            --

Memphis, Tennessee
 I-240/Southeast......................           1997            44.5      N/A      3,476,025     N/A            --

Monterrey, Mexico
 Apodaca..............................           1998            14.1      N/A      1,795,555     N/A            --
 Ojo de Agua..........................           1998             4.4      N/A        694,128     N/A            --

Nashville, Tennessee
 I-24/Southeast.......................           1996            33.7      N/A      3,272,905     N/A            --

New Jersey/I-95 Corridor
 Meadowlands..........................           1997             8.5      N/A      1,602,318     N/A            --
 Route 535/Exit 8A I-95...............           1997            33.1      N/A      3,435,602     N/A            --

Orlando, Florida
 Orlando Central Park.................           1996            27.6      N/A      2,583,831     N/A            --

Phoenix, Arizona
 Tempe................................        1992, 1996          9.6      N/A      1,299,916     N/A            --

Portland, Oregon
 I-205/Clackamas......................           1997            24.7      N/A      3,920,025     N/A            --

Reno, Nevada
 South Meadows........................           1998            85.7      N/A     11,724,383     N/A            --
 U.S. 395/Reno North..................           1995            10.1      N/A      1,006,187     N/A            --

Reynosa, Mexico
 Reynosa Industrial Park..............        1997, 1998         28.8      N/A      2,048,399     N/A            --

Rio Grande Valley (Brownsville), Texas
 I-77/Lower Valley....................           1995            14.8      N/A        439,288     N/A            --


                                                     Budgeted     ProLogis   Accumulated
                                            Acreage Development  Investment  Depreciation
                            Year Acquired     (2)    Cost (9)       (1)          (1)      Encumbrances
                           ---------------- ------- ----------- ------------ ------------ ------------
Salt Lake City, Utah
 I-15/Clearfield.........        1997           5.4     N/A     $    137,701     N/A        $    --
 I-215/Central...........        1996          16.7     N/A        1,606,013     N/A             --
 I-80/North..............     1994, 1995       27.3     N/A        1,829,993     N/A             --

San Antonio, Texas
 I-35/Central............     1994, 1996       15.2     N/A        1,461,221     N/A             --
 I-35/North..............     1996, 1997       32.3     N/A        2,961,796     N/A             --

Seattle, Washington
 I-5/Tacoma..............        1998          10.6     N/A        2,024,999     N/A             --

St. Louis, Missouri
 Earth City..............        1998           9.9     N/A        1,315,181     N/A             --

Tampa, Florida
 I-75/Tampa East.........  1994, 1995, 1997    62.8     N/A        4,792,737     N/A             --

Tijuana, Mexico
 Otay Mesa...............        1998          30.9     N/A        6,927,702     N/A             --

Warsaw, Poland
 West....................        1998           9.4     N/A        2,055,079     N/A             --

Washington,
 D.C./Baltimore
 I-95/Corridor...........        1996          25.9     N/A        4,124,989     N/A             --
                                            -------             ------------                --------
   Total Land Held for
    Development as of
    December 31, 1998
    (12).................                   1,672.6             $180,795,928                $805,516
                                            =======             ============                ========

                                                     Budgeted     ProLogis   Accumulated
                                            Acreage Development  Investment  Depreciation
                                              (2)    Cost (9)       (1)          (1)      Encumbrances
                                            ------- ----------- ------------ ------------ ------------
Land Subject to Fixed
 Price Options or Rights
 of First Refusal as of
 December 31, 1998 (13)
Options

Cincinnati, Ohio
 I-75 North/Cincinnati...                      42.6     N/A              N/A     N/A        $    --

Columbus, Ohio
 I-270/Southwest.........                      38.8     N/A              N/A     N/A             --

East Bay (San Francisco),
 California
 Tracy...................                     309.0     N/A              N/A     N/A             --

Indianapolis, Indiana
 I-70
  Southwest/Indianapolis.                      56.9     N/A              N/A     N/A             --
 Lebanon.................                      26.1     N/A              N/A     N/A             --

Louisville, Kentucky
 I-264/Riverport.........                       7.0     N/A              N/A     N/A             --

Lyon, France
 L'Isle d'Abeau..........                      22.5     N/A              N/A     N/A             --

New Jersey/I-95 Corridor
 Mercer County...........                     160.0     N/A              N/A     N/A             --
 Route 535/Exit 8A I-95..                      57.8     N/A              N/A     N/A             --

South Bay (San
 Francisco), California
 Fremont/Newark..........                      23.0     N/A              N/A     N/A             --
Tampa, Florida
 I-75/Tampa East.........                       0.9     N/A              N/A     N/A             --
                                            -------
   Total Options as of
    December 31, 1998....                     744.6
                                            =======

                                                    Budgeted                  Accumulated
                                          Acreage Development     ProLogis    Depreciation
                                            (2)     Cost (9)   Investment (1)     (1)      Encumbrances
                                          ------- ------------ -------------- ------------ ------------
Rights of First Refusal
South Bay (San
 Francisco), California
 Fremont/Newark.........                    21.8           N/A            N/A          N/A          --
                                           -----
   Total Rights of First
    Refusal as of
    December 31, 1998...                    21.8
                                           =====
   Total Options and
    Rights of First
    Refusal as of
    December 31, 1998...                   766.4
                                           =====
Grand Total as of
 December 31, 1998......                          $328,078,719 $3,429,802,207 $254,287,988 $227,804,941
                                                  ============ ============== ============ ============

--------
 (1) Percentage Occupancy is as of December 31, 1998 for operating facilities owned as of December 31, 1998. Operating facilities as of December 31, 1998 include recently completed development facilities in initial lease-up (3.6 million square feet completed in the fourth quarter of 1998) which impacts the overall occupancy percentage as of December 31, 1998. ProLogis Investment is as of December 31, 1998 for operating facilities owned and land held for development as of December 31, 1998 and represents ProLogis' historical cost excluding above-standard tenant improvements. Depreciation is determined using the straight-line method over 30 years for buildings acquired, over 40 years for building developed and over 10 years for tenant improvements.
 (2) Square footage is shown for operating facilities and facilities under development; acreage is shown for land held for future development and land subject to fixed price options and rights of first refusal.
 (3) Facilities in certain markets are pledged as collateral under ProLogis' mortgage notes, assessment bonds and securitized debt as of December 31, 1998. See Schedule III-Real Estate and Accumulated Depreciation in Item 8 for specific facilities pledged. Subsequent to December 31, 1998 and prior to March 22, 1999 an additional $216.2 million of facilities have been pledged on $182.0 million of mortgage debt.
 (4) Includes facilities owned by ProLogis Limited Partnership-II at 100%. See "--Partnerships".
 (5) Includes facilities owned by ProLogis Limited Partnership-III at 100%. See "--Partnerships".
 (6) Includes facilities owned by ProLogis Limited Partnership-IV at 100%. See "--Partnerships".
 (7) Includes facilities owned by ProLogis Limited Partnership-I at 100%. See "--Partnerships".
 (8) Includes 136,000 square feet in which ProLogis has a 70.0% joint venture interest. The square footage and investment included in the table represent 100% of the facilities owned by the joint venture.
 (9) Represents the total budgeted development costs for facilities under development, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than costs incurred to date.
(10) Includes 971,547 square feet in the design and permitting stage.
(11) Includes 203,520 square feet currently undergoing rehabilitation.
(12) During January 1999, ProLogis commenced development of 3.05 net acres resulting in an inventory of land held for development as of January 31, 1999 of 1669.5 net acres.
(13) Does not include 195.4 acres of land controlled under letter of intent or contingent contract.

Partnerships

   To facilitate certain strategic acquisitions, ProLogis formed four partnerships. As of December 31, 1998, ProLogis owned directly or indirectly 68.7%, 97.8%, 86.9% and 97.7% of ProLogis Limited Partnership-I, ProLogis Limited Partnership-II, ProLogis Limited Partnership-III and ProLogis Limited Partnership-IV, respectively (collectively, the "Partnerships"). The facilities owned through ProLogis Limited Partnership-I cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchanges, which restriction could adversely affect ProLogis' ability to strategically reconfigure the portion of its investment assets represented by this Partnership. There are no restrictions on the sale of facilities held by ProLogis Limited Partnership-II, ProLogis Limited Partnership-III or ProLogis Limited

Partnership-IV. ProLogis views all assets acquired as long-term investments but will only agree to partnership resale restrictions where the assets acquired are of such strategic quality that ProLogis anticipates that there will be no change in investment strategy with respect to such assets through the duration of the restriction. ProLogis may acquire additional facilities through partnerships in the future.

   The Partnerships have been organized as Delaware limited partnerships. Generally, pursuant to the Partnership agreements, ProLogis, as the sole controlling general partner in each of the Partnerships other than ProLogis Limited Partnership-IV, in which a wholly owned subsidiary of ProLogis is the sole controlling general partner, has full responsibility for the management and control of the Partnerships, and the limited partners have no authority to transact business for, or, except as described below, participate in the management decisions of, the Partnerships. However, any decision to amend certain provisions of the applicable partnership agreement, to dissolve a Partnership prior to the term set forth in the applicable partnership agreement or to enter into certain extraordinary transactions where the limited partners would not receive the same consideration as shareholders of ProLogis, would require the consent of all limited partners. Pursuant to the partnership agreements, ProLogis or its wholly owned subsidiary, as the case may be, may not voluntarily withdraw from the applicable Partnership or transfer or assign its interests in the Partnership without the consent of all of the limited partners thereto. The limited partners may freely transfer their Partnership units to affiliates, provided that such transfer does not cause a termination of the Partnership for federal income tax purposes and does not cause ProLogis to cease to comply with requirements under the Code, for qualification as a REIT. Each of the Partnership agreements grants to limited partners the right to exchange their Partnership units for Common Shares, subject to certain conditions. The Partnerships are as follows:

  . ProLogis Limited Partnership-I, which owned approximately $208.2 million of industrial distribution facilities located primarily in the San Francisco Bay area as of December 31, 1998, was formed in December 1993. ProLogis had a 68.7% controlling general partnership interest and there were 4,520,532 limited partnership units outstanding as of December 31, 1998.

  . ProLogis Limited Partnership-II, which owned approximately $58.7 million of industrial distribution facilities located primarily in Austin, Charlotte, Dallas, Denver, El Paso and the San Francisco Bay area as of December 31, 1998, was formed in May 1994. ProLogis' initial 81.2% controlling general partnership interest has subsequently been increased to 97.8% (the ownership interest as of December 31, 1998) due to the conversion of limited partnership units into Common Shares. There were 90,213 limited partnership units outstanding as of December 31, 1998.

  . ProLogis Limited Partnership-III, which owned approximately $55.3 million of industrial distribution facilities located primarily in Tampa, Florida as of December 31, 1998, was formed in October 1994. ProLogis had a 50.4% controlling general partnership interest at formation, which has subsequently been increased to 86.9% (the ownership interest as of December 31, 1998) as the result of additional contributions by ProLogis and the conversion of limited partnership units into Common Shares. There were 389,900 limited partnership units outstanding as of December 31, 1998.

  . ProLogis Limited Partnership-IV, which owned approximately $86.0 million of industrial distribution facilities located primarily in Florida, Ohio, Oklahoma and Texas as of December 31, 1998, was formed in October 1994 through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc., and the contribution of industrial distribution facilities from the limited partner. ProLogis' initial 96.4% controlling general partnership interest has been increased to 97.7% (the ownership interest as of December 31, 1998) as the result of additional contributions by ProLogis. There were 68,612 limited partnership units outstanding as of December 31, 1998.

   ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 1998, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis IV, Inc. of $1.4 million and ProLogis IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $1.4 million.

   For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the Partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.

ProLogis Development Services

   ProLogis Development Services Incorporated ("ProLogis Development Services") develops corporate distribution facilities to meet customer requirements, which are subsequently sold to the customer or third parties, or contracts on a fee basis to develop distribution facilities for third parties or customers. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with ProLogis. Accordingly, these loans ($247.5 million as of December 31, 1998) are reflected as real estate investments in ProLogis' consolidated financial statements. ProLogis Development Services' real estate assets represented 6.1% of ProLogis' total assets (at cost) as of December 31, 1998. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis. Accordingly, ProLogis Development Services pays federal and state income taxes at the applicable corporate rate.

Unconsolidated Subsidiaries

   In order to comply with the requirements of the Code to qualify as a REIT, ProLogis has invested in the nonvoting preferred stock of certain companies that have ownership interests in real estate companies that produce income that is not REIT "qualifying" income (i.e., rental income and mortgage interest income) under the Code. To maintain its qualification as a REIT, ProLogis can collectively invest in these companies in amounts up to 25% of the fair market value of ProLogis' total assets, with a maximum per company investment of 5% of the fair market value of ProLogis' total assets. These investments are accounted for under the equity method.

 ProLogis Logistics

   ProLogis owns 100% of the preferred stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics"). ProLogis Logistics owns 100% of the membership interests of a refrigerated distribution company operating in the United States and Canada, CS Integrated LLC ("CSI"). Prior to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. As of December 31, 1998, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics. As of December 31, 1998, CSI owned or operated refrigerated distribution facilities aggregating 114.1 million cubic feet.

   The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes substantially all economic benefits of ProLogis Logistics and its subsidiaries.

   As of December 31, 1998, ProLogis had a $128.6 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 8% per annum (reduced from 10% on November 1, 1998) and matures on April 24, 2002. Interest payments on the note are due annually.

 Frigoscandia S. A.

   On January 16, 1998, ProLogis invested in 100% of the preferred stock of Frigoscandia S.A., a Luxembourg company, which acquired on that date a refrigerated distribution company headquartered in Sweden, Frigoscandia AB. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of December 31, 1998, Frigoscandia AB, which operates in nine European countries, owned or leased
192.0 million cubic feet of refrigerated distribution facilities. As of December 31, 1998, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. Prior to September 30, 1998, the common stock of Frigoscandia S.A. was owned by Security Capital. On that date, the common stock of Frigoscandia S.A. was contributed to a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes substantially all economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

   As of December 31, 1998, ProLogis had a $91.5 million note receivable from Frigoscandia Holding AB and an $85.1 million note receivable from Frigoscandia S.A. These unsecured notes bear interest at 5% per annum (reduced from 8% on November 1, 1998) and are due on demand ($80.0 million of the note receivable from Frigoscandia S.A. is due on July 15, 2008). Additionally, as of December 31, 1998, ProLogis had a $30.0 million mortgage note receivable from Frigoscandia Limited UK, a subsidiary of Frigoscandia AB. The mortgage note receivable, which provides for interest at 7% per annum (reduced from 8% on April 1, 1998) and matures on March 20, 2018, is secured by refrigerated distribution facilities.

   Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $200 million as of December 31, 1998. The loan bears interest at each currency's LIBOR rate plus 0.55%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

 Kingspark S.A.

   On August 14, 1998, ProLogis acquired 100% of the preferred stock of Kingspark Holding S.A. ("Kingspark S.A."), a Luxembourg company, that acquired on that date an industrial real estate development company, Kingspark Group Holdings Limited ("ProLogis Kingspark"), operating in the United Kingdom. As of December 31, 1998, ProLogis Kingspark had 0.4 million square feet of operating facilities, 0.4 million square feet of facilities under development and 0.2 million square feet of facilities being developed under construction management agreements. Additionally, as of December 31, 1998, ProLogis Kingspark owned 554 acres and controlled 1,489 acres of land through letter of intent or contingent contracts for future development of 35.8 million square feet of distribution facilities. As of December 31, 1998, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. was owned by Security Capital. On March 10, 1999, Security Capital contributed the common stock to a limited liability company, in which unrelated parties own 100% of the voting interest and Security Capital owns 100% of the non-voting interests. ProLogis recognizes substantially all economic benefits of the activities of Kingspark S.A. and its subsidiaries.

   As of December 31, 1998, ProLogis had a $111.7 million note receivable from Kingspark S.A. and a $34.4 million note receivable from ProLogis Kingspark. These unsecured notes bear interest at 8% per annum and are due on demand. The interest rate on the note receivable from Kingspark S.A. was reduced to 5% per annum effective January 1, 1999. Also, as of December 31, 1998, ProLogis had a $52.4 million mortgage note receivable from ProLogis Kingspark which bears interest at 8% per annum and is secured by certain land parcels.

   Subsequent to December 31, 1998, ProLogis Kingspark entered into a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to 10.0 million British pounds (approximately $16.6 million as of December 31, 1998), has been guaranteed by ProLogis.

 Garonor Holdings

   On December 29, 1998, ProLogis invested in 100% of the preferred stock of Garonor Holdings S.A. ("Garonor Holdings"), a Luxembourg company, that acquired on that date in excess of 99% of the voting stock of Garonor S.A. As of December 31, 1998, ProLogis had invested $5.6 million in the preferred stock of Garonor Holdings. Garonor S.A. owns and leases approximately 5.25 million square feet of industrial distribution facilities located in France. Garonor Holdings is in the process of acquiring the remaining voting stock of Garonor S.A.

   The common stock of Garonor Holdings is owned by Security Capital. Security Capital can require ProLogis to purchase the Garonor Holdings common stock held by Security Capital beginning January 1, 2000. ProLogis recognizes substantially all of the economic benefits of Garonor Holdings and its subsidiaries.

   Should Garonor Holdings acquire 100% of the voting stock of Garonor S.A., it is anticipated that the ownership of Garonor Holdings will be restructured such that ProLogis would become the sole owner and Garonor Holdings, as a wholly owned subsidiary of ProLogis, would be consolidated with the accounts of ProLogis.

   As of December 31, 1998, ProLogis had a $129.4 million note receivable from Garonor Holdings. The note is unsecured, bears interest at 8% per annum and is due on demand. Interest payments on the note are due annually.

   In connection with the acquisition of Garonor S.A., Garonor Holdings obtained two credit facilities from a French bank. One facility is in the amount of 200.0 million French francs ($35.6 million as of December 31, 1998) and is guaranteed by ProLogis. ProLogis has guaranteed an additional 10.0 million French francs ($1.8 million as of December 31, 1998), which approximates the annual interest to be charged on the facility. The second facility, in the amount of 870.0 million French francs (of which 770.0 million French francs was outstanding as of December 31, 1998), is secured by the real estate owned by Garonor S.A. ProLogis has guaranteed 50.0 million French francs of the amount outstanding as of December 31, 1998 ($8.9 million as of December 31, 1998). Garonor has the ability to borrow an additional 100.0 million French francs under this facility of which ProLogis will guarantee
50.0 million French francs. The total guaranty of 100.0 million French francs can be reduced as Garonor S.A. meets certain operating covenants.

Item 3. Legal Proceedings

   ProLogis from time to time may be a party to a variety of legal proceedings arising in the ordinary course of its business. Such matters generally are not expected to have a material adverse effect on ProLogis' business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   ProLogis' Common Shares are listed on the NYSE under the symbol "PLD." The following table sets forth the high and low sale prices of the Common Shares as reported in the NYSE Composite Tape, and distributions per Common Share, for the periods indicated.

                                                 High      Low    Distribution
                                               --------- -------- ------------
      1997:
        First Quarter......................... $22 1/2   $19 7/8    $0.2675 (1)
        Second Quarter........................  21 3/4    18 7/8     0.2675
        Third Quarter.........................  23 5/8    20 3/4     0.2675
        Fourth Quarter........................  25 1/2    22 1/2     0.2675
      1998:
        First Quarter......................... $26 3/8   $24 1/4    $0.2850 (2)
        Second Quarter........................  25 15/16  23         0.3183
        Third Quarter.........................  26        20         0.3183
        Fourth Quarter........................  22 3/4    20 1/16    0.3183
      1999:
        First Quarter (through March 22)...... $22       $18 5/8    $0.3183 (3)

--------
(1) Declared in the fourth quarter of 1996 and paid in the first quarter of 1997.
(2) Declared in the fourth quarter of 1997 and paid in the first quarter of 1998.
(3) Declared in the fourth quarter of 1998 and paid in the first quarter of 1999.

   On March 22, 1999, ProLogis had approximately 123,755,133 Common Shares outstanding, which were held of record by approximately 1,150 shareholders.

   ProLogis, in order to qualify as a REIT under the Code, is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (a) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (b) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. ProLogis' distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting ProLogis to retain funds for capital improvements and other investments.

   ProLogis generally announces the following year's projected annual distribution level after the annual budget review and approval by the ProLogis Board of Trustees (the "Board") in December of each year. However, due to the merger with Meridian, the Board did not announce a projected 1999 distribution level ($1.30 per Common Share) until March 1999. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the budget year.

   For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed ProLogis' current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders basis in the Common Shares, it will generally be treated as gain from the sale or exchange of that shareholder's Common Shares. ProLogis annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions paid in 1997 and 1996 on Common Shares and the estimated taxability for 1998:

                                                                  Year Ended
                                                                 December 31,
                                                               -----------------
                                                               1998  1997  1996
                                                               ----- ----- -----
      Per Common Share:
        Ordinary income....................................... $1.12 $1.07 $0.88
        Return of capital.....................................  0.12   --   0.13
                                                               ----- ----- -----
          Total............................................... $1.24 $1.07 $1.01
                                                               ===== ===== =====

   The dividends paid on the Series A, Series B, Series C and Series D preferred shares (all of which are ordinary income to the holders of the preferred shares) are as follows:

                                                            Year Ended
                                                           December 31,
                                                          ------------------
                                                          1998     1997 1996
                                                          ----     ---- ----
      Series A........................................... 2.35     2.35 2.35
      Series B........................................... 1.75     1.75 1.50 (1)
      Series C........................................... 4.27     4.27 0.57 (1)
      Series D........................................... 1.42 (2)  --   --

--------
(1) For the period from date of issuance to December 31, 1996.
(2) For the period from date of issuance to December 31, 1998.

   Under federal income tax rules, ProLogis' earnings and profits are first allocated to its preferred shares, which increases the portion of the Common Shares distribution classified as return of capital. The portion of distributions characterized as return of capital results primarily from the excess of distributions over earnings primarily because non-cash charges such as depreciation are added to earnings in determining distribution levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

   ProLogis' tax return for the year ended December 31, 1998 has not been filed, and the taxability information for 1998 is based upon the best available data. ProLogis' tax returns for prior years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.

Dividend Reinvestment and Share Purchase Plan

   In March 1995, ProLogis adopted a Dividend Reinvestment and Share Purchase plan (the "Plan"). The Plan allows holders of Common Shares the opportunity to acquire additional Common Shares by automatically reinvesting distributions. Common Shares are acquired pursuant to the Plan at a price equal to 98% of the market price of such Common Shares, without payment of any brokerage commission or service charge. The Plan also allows participating shareholders to purchase a limited number of additional Common Shares at 98% of the market price of such Common Shares, by making optional cash payments, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive distributions as declared.

Item 6. Selected Financial Data

   The following tables set forth selected financial data relating to the historical financial condition and results of operations of ProLogis for the years indicated (amounts in thousands, except per share data). Such selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto incorporated by reference.

                                        Year Ended December 31, 1998
                               ------------------------------------------------
                                 1998     1997     1996      1995    1994
                               -------- -------- --------  -------- -------
Operating Data:
  Rental income............... $345,046 $284,533 $227,000  $153,879 $70,609
  Other real estate income....   17,250   12,291    5,342     2,899     --
  Income from unconsolidated
   subsidiaries...............    2,755    3,278      --        --      --
  Total revenues..............  372,795  296,118  233,463   158,503  71,702
  Rental expenses, including
   property management fees...   27,120   27,008   26,674    18,460   7,244
  REIT management fees paid to
   affiliate..................      --    17,791   21,472    14,207   8,673
  General and administrative..   22,957    6,855    1,025       839     770
  Interest rate hedge expense
   (1)........................   26,050      --       --        --      --
  Costs incurred in acquiring
   management companies from
   affiliate (2)..............      --    75,376      --        --      --
  Earnings from operations (1)
   (2)........................  110,445   35,931   82,710    50,991  28,058
  Gain (loss) on disposition
   of real estate.............    5,565    7,378      (29)    1,053      35
  Preferred share cash
   dividends paid.............   49,098   35,318   25,895     6,698     --
  Net earnings attributable to
   Common Shares (1) (2)......   62,231    4,431   53,460    42,015  25,101
  Common share cash
   distributions paid......... $151,050 $106,556 $ 85,340  $ 64,445 $37,698
Per Share Data:
  Basic and diluted net
   earnings attributable to
   Common Shares (1) (2)...... $   0.51 $   0.04 $   0.63  $   0.61 $  0.57
  Series A preferred share
   dividends paid.............     2.35     2.35     2.35      1.24     --
  Series B preferred share
   dividends paid.............     1.75     1.75     1.50       --      --
  Series C preferred share
   dividends paid.............     4.27     4.27     0.57       --      --
  Series D preferred share
   dividends paid.............     1.42      --       --        --      --
  Common Share distributions
   declared and paid.......... $   1.24 $   1.07 $   1.01  $  0.935 $  0.85
  Weighted average Common
   Shares outstanding:
    Basic.....................  121,721  100,729   84,504    68,924  44,265
    Diluted...................  122,028  100,869   84,511    74,422  44,277

                                        Year Ended December 31, 1998
                         ---------------------------------------------------------------
                            1998        1997        1996        1995        1994
                         ----------  ----------  ----------  ----------  ----------
Other Data:
  Reconciliation of net
   earnings to funds
   from operations (3):
  Net earnings
   attributable to
   Common Shares........ $   62,231  $    4,431  $   53,460  $   42,015  $   25,101
  Add (Deduct):
    Real estate
     depreciation and
     amortization.......     99,514      76,275      59,850      39,767      18,169
    Minority interest...      4,681       3,560       3,326       3,331       2,992
    (Gain) loss on
     disposition of real
     estate.............     (5,565)     (7,378)         29      (1,053)        --
    Foreign currency
     exchange (gains)
     losses, net,.......     (5,281)      6,376         --          --          --
    Interest rate hedge
     expense (1)........     26,050         --          --          --          --
    Reconciling items
     from unconsolidated
     subsidiaries.......     47,946       2,419         --          --          --
    Costs incurred in
     acquiring
     management
     companies from
     affiliate (2)......        --       75,376         --          --          --
    Other, net..........      3,483         --          225         --           45
                         ----------  ----------  ----------  ----------  ----------
  Funds from operations
   attributable to
   Common Shares (1) (2)
   (3) (5).............. $  233,059  $  161,059  $  116,890  $   84,060  $   46,307
                         ==========  ==========  ==========  ==========  ==========
  Weighted average
   Common Shares
   outstanding:
    Basic (includes
     convertible
     partnership units).    126,791     105,919      89,698      74,409      49,022
    Diluted (5).........    137,153     116,371      89,700      74,422      49,034
  Net cash provided by
   operating activities. $  238,253  $  192,473  $  136,201  $  100,154  $   47,222
  Net cash used in
   investing activities. (1,264,722)   (571,061)   (665,878)   (628,795)   (631,871)
  Net cash provided by
   financing activities. $1,064,600  $  398,827  $  512,212  $  529,606  $  599,382

                                                December 31,
                         ---------------------------------------------------------------
                            1998        1997        1996        1995        1994
                         ----------  ----------  ----------  ----------  ----------
Financial Position:
  Real estate owned, at
   cost................. $3,476,704  $2,846,591  $2,399,431  $1,767,307  $1,133,484
  Land held for
   development..........    180,796     159,645     109,316      60,363      42,147
  Investments in and
   advances to
   unconsolidated
   subsidiaries.........    733,863      86,139         --          --          --
  Total assets..........  4,330,729   3,033,953   2,462,306   1,833,972   1,194,937
  Lines of credit and
   short-term
   borrowings (4).......    494,300         --       38,600      81,000     160,000
  Senior unsecured debt.  1,083,641     724,052     524,191     324,527         --
  Mortgage notes,
   assessment bonds and
   securitized debt.....    227,804     133,028     139,952     145,276     144,262
  Total liabilities.....  2,023,066   1,003,912     805,933     639,040     350,607
  Minority interest.....     51,295      53,304      56,984      58,741      66,555
  Total shareholders'
   equity............... $2,256,368  $1,976,737  $1,599,389  $1,136,191  $  777,775
  Number of Common
   Shares outstanding...    123,416     117,364      93,677      81,416      64,587

--------
(1) Earnings from operations for 1998 reflect the $26.1 million mark to market adjustment associated with two interest rate hedges that, due to changing market conditions, no longer qualified for hedge accounting treatment under generally accepted accounting principles ("GAAP"). This expense was not deducted for purposes of calculating funds from operations. For purposes of calculating funds from operations, ProLogis has deferred this expense and intends to amortize it as a component of interest expense over the term of a future debt offering.
(2) Earnings from operations for 1997 reflect the one-time, non-cash charge of $75.4 million associated with the costs incurred in acquiring ProLogis' management companies from Security Capital in September 1997. This one-time charge was not deducted for purposes of calculating funds from operations due to its non-recurring and non-cash nature.
(3) Funds from operations represent net earnings computed in accordance with GAAP before minority interest, before gains or losses from debt restructuring, before gains or losses on disposition of depreciated property, before gains or losses from mark to market adjustments resulting from the remeasurement (based on current foreign currency exchange rates) of intercompany and other debt of ProLogis' foreign subsidiaries, before deferred tax benefits and deferred tax expenses of ProLogis' taxable subsidiaries, before significant non-recurring items that materially distort the comparative measurement of company performance over time, plus real estate depreciation and amortization (exclusive of amortization of loan costs), and after adjustments for unconsolidated subsidiaries calculated to compute their funds from operations on the same basis as ProLogis. ProLogis believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides a reader with an indication of the ability of ProLogis to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by ProLogis, while comparable to the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REITs that do not compute funds from operations in a manner consistent with ProLogis. Funds from operations is not intended to represent cash made available to shareholders. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ProLogis' operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Cash distributions paid to shareholders are presented above in the "Operating Data" section.
(4) As of March 22, 1999, ProLogis had $214.0 million of borrowings outstanding under its $375.0 million unsecured lines of credit and $150.0 million of short-term borrowings outstanding.
(5) In calculating the weighted average Common Shares for funds from operations purposes, the weighed average Series B convertible preferred shares are considered common stock equivalents. The weighted average Series B convertible preferred shares included are 10,055,000 and 10,319,000 for 1998 and 1997, respectively. The amount of dividends associated with these preferred shares are $13,668,000 and $14,088,000 for 1998 and 1997, respectively. There were no outstanding Series B convertible preferred shares prior to 1996 and the effect of these preferred shares in 1996 was anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with ProLogis' consolidated financial statements and the notes thereto included in Item 8 of this report.

   The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future Factors include: (i) changes in general economic conditions in its target markets that could adversely affect demand for ProLogis' facilities and the creditworthiness of ProLogis' customers, (ii) changes in financial markets and interest rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations, (iii) increased or unanticipated competition for distribution facilities in ProLogis' target markets, and (iv) those factors discussed below. These are representative of the Future Factors that could affect the outcome of the forward-looking statements.

Overview

 General

   ProLogis' operating results depend primarily on the operating results of its industrial distribution facilities, which are substantially influenced by
(i) the demand for and supply of industrial distribution facilities in ProLogis' North American and European target market cities; (ii) the pace and economic returns at which ProLogis can acquire and develop additional industrial distribution facilities; (iii) the extent to which ProLogis can sustain improved market performance as measured by lease rates and occupancy levels; and (iv) the demand for the corporate distribution facilities services that are provided by ProLogis Development Services and ProLogis Kingspark. In addition, the operating performance of ProLogis' two unconsolidated subsidiaries, Frigoscandia AB and CSI, that are engaged in the refrigerated logistics business also effect ProLogis' operating results.

   ProLogis' target market cities and submarkets have benefited substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution facilities. ProLogis believes its ability to compete is significantly enhanced relative to other companies due to its depth of management and its ability to serve customers through the ProLogis Operating System(TM), which includes acquisition, development, property management personnel and presence in local markets. See "Business--ProLogis Operating System(TM)".

   As of December 31, 1998, ProLogis' real estate investments included 104.5 million square feet of operating facilities with a total expected investment of $3.4 billion. During 1998, ProLogis acquired 6.0 million square feet of operating facilities at a total expected investment of $219.7 million (excluding its investment in Garonor Holdings and Kingspark S.A.; see "-- Income (Loss) from Unconsolidated Subsidiaries" and Note 4 to the Consolidated Financial Statements in Item 8), while disposing of facilities from its operating portfolio aggregating 3.1 million square feet. During 1998, ProLogis recognized $17.3 million of other real estate income related to the activities of ProLogis Development Services, primarily from the sale of undepreciated facilities.

   ProLogis had 8.0 million square feet of facilities under development as of December 31, 1998 with a total expected investment at completion of $328.1 million. Development starts during 1998 aggregated 10.4 million square feet at a total expected investment of $426.6 million. Development completions during the year aggregated 9.8 million square feet at a total expected investment of $394.2 million. As of December 31, 1998, ProLogis had 1,673 acres of land in inventory for the future development of approximately 29.8 million square feet of distribution facilities. Additionally, ProLogis had 962 acres of land under control through option, letter of intent or contingent contract for the future development of 16.0 million square feet of distribution facilities.

   Through ProLogis' third quarter 1998 investment in Kingspark S.A., ProLogis had an additional 0.4 million square feet of operating facilities, 0.4 million square feet of facilities under development and 0.2 million square feet of facilities being developed under construction management agreements in the United Kingdom as of December 31, 1998. Additionally, as of December 31, 1998, ProLogis Kingspark owned 554 acres of land and controlled 1,489 acres of land through letter of intent or contingent contract for future development of 35.8 million square feet of distribution facilities.

   In 1997, ProLogis began expanding its distribution facilities operations into Europe and Mexico. This expansion was necessary to meet the needs of its targeted national and international customers as they expanded and reconfigured their distribution facility requirements globally. With over 18 target market cities identified in Europe and four target market cities identified in Mexico, ProLogis believes significant growth opportunities exist internationally to enable ProLogis to meet its objective of achieving long-term sustainable growth in cash flow. As of December 31 1998 (excluding its investment in Kingspark S.A. and Garonor Holdings), ProLogis owned 2.5 million square feet of operating facilities with a total expected investment of $130.1 million in Europe and 1.5 million square feet of operating facilities with a total expected investment of $56.1 million in Mexico. Additionally, as of December 31, 1998, ProLogis had 0.7 million square feet of facilities under development in Europe with a total expected investment of approximately $59.7 million and 0.8 million square feet of facilities under development in Mexico with a total expected investment of $28.5 million.

   In 1997 and 1998, ProLogis invested in refrigerated logistics businesses through investments in the preferred stock of two companies. As of December 31, 1998, ProLogis' had approximately 306.1 million cubic feet of refrigerated distribution facilities in operation (114.1 million cubic feet in the United States and Canada and 192.0 million cubic feet in nine countries in Europe). As of December 31, 1997, ProLogis had approximately 69.0 million cubic feet of refrigerated distribution facilities in operation, all in the United States and Canada.

   Garonor Holdings, which was acquired by ProLogis on December 29, 1998, had
5.2 million square feet of operating facilities at a total expected investment of $318.2 million as of December 31, 1998. All of these operating facilities are located in France, principally near the Charles de Gaulle Airport outside Paris.

   No assurance can be given that the current cost of funds available to ProLogis will be available in the future or that ProLogis will continue to be able to obtain secured or unsecured debt or equity financing on favorable terms. During 1998 the real estate industry experienced a general tightening of the equity and credit markets. Additionally, no assurance can be given that the expected trends in leasing rates and economic returns on acquired and developed facilities will be realized. There are risks associated with ProLogis' development and acquisition activities which include Future Factors such as development and acquisition opportunities explored by ProLogis may subsequently be abandoned at a cost to ProLogis; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvement to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although ProLogis undertakes a thorough evaluation of the physical condition of each proposed investment before it is acquired, certain defects or necessary repairs may not be detected until after it is acquired, which could increase ProLogis' total acquisition cost. There are also risks associated with the hedging strategies used to manage interest rate fluctuations on anticipated transactions. If these anticipated transactions do not occur as planned, ProLogis could incur costs. To the extent ProLogis' business activities outside the United States are conducted in a currency other than the U.S. dollar, ProLogis is exposed to foreign currency exchange rate fluctuations. However, all of ProLogis' business activities in Mexico and Poland are U.S. dollar denominated. Risks include the occurrence of any of the events described above that could adversely affect ProLogis' ability to achieve its projected returns on acquisitions and projects under development and could hinder ProLogis' ability to make expected distributions to equity holders.

 Proposed Merger Transaction

   ProLogis has entered into an Agreement and Plan of Merger dated as of November 16, 1998, as amended, with Meridian, whereby Meridian would be merged with and into ProLogis. Meridian is a publicly traded REIT that owns and leases industrial and refrigerated distribution facilities in the United States. The Merger Agreement, which must be approved by at least two-thirds of the holders of Common Shares and a majority of the holders of Meridian's common stock, provides that each share of Meridian common stock will be exchanged for 1.10 Common Shares, plus $2.00 in cash. Meridian has approximately 34.2 million shares of common stock and common stock equivalents outstanding as of March 22, 1999. Additionally, ProLogis will assume Meridian's outstanding liabilities (approximately $613.2 million as of December 31, 1998) and will exchange a new share of ProLogis cumulative redeemable preferred shares with an 8.75% annual dividend rate ($2.1875 per share) for each outstanding share of Meridian Series D preferred stock (aggregate liquidation value of $50 million).

   The Joint Proxy Statement and Prospectus of ProLogis and Meridian was mailed to ProLogis' shareholders and Meridian's stockholders on March 2, 1999. ProLogis' shareholders and Meridian's stockholders will vote on the Merger at special meetings to be held on March 30, 1999.

   Upon completion of the Merger, ProLogis is expected to have a total market capitalization of approximately $6.5 billion, based on the closing price of Common Shares on March 22, 1999 and the outstanding principal amount of indebtedness of the two companies on such date. The combined real estate assets, including assets held by unconsolidated subsidiaries and joint ventures, will consist of approximately 142.0 million square feet of operating distribution facilities and 16.4 million square feet of refrigerated distribution facilities. Also, the combined company, including unconsolidated subsidiaries and joint ventures, will have 10.8 million square feet of distribution facilities under development at a total expected investment of $473.1 million. The combined company, including unconsolidated subsidiaries and joint ventures, will own distribution facilities in 94 North American and European markets and will own or control approximately 5,100 acres of land for the future development of approximately 87.9 million square feet of distribution facilities. The combined company will continue to be taxed as a REIT under the Code.

   ProLogis intends to replace its existing $350.0 million unsecured line of credit and Meridian's existing $350.0 million unsecured line of credit with a new $700.0 million credit facility upon consummation of the Merger. ProLogis has a commitment from Nationsbank N.A., Commerzbank and Chase Bank of Texas for this new credit facility. ProLogis expects that $550.0 million of this credit facility will be an unsecured line of credit with the remainder a short-term borrowing arrangement. Borrowings on the credit facility will bear interest generally at LIBOR plus an applicable percentage based upon ProLogis' senior unsecured debt rating (LIBOR plus 1.00% based upon ProLogis' current debt rating) plus a 0.20% annual facility fee. The new credit facility will contain financial covenants consistent with ProLogis' existing credit agreement.

Results of Operations

 General

   Net earnings attributable to Common Shares increased by $57.8 million to $62.2 million for 1998 from $4.4 million for 1997. Net earnings attributable to Common Shares in 1997 was $49.0 million below the 1996 amount of $53.5 million. The increase in net earnings attributable to Common Shares in 1998 over 1997 was primarily the result of:

  . a one-time charge of $75.4 million incurred in September 1997 as a result of the acquisition of the management companies from Security Capital and the resulting reduction of associated expenses (see "--1997 Merger");

  . an increase in net operating income from property operations (after deductions for depreciation), primarily the result of the increased number of distribution facilities in operation in 1998 as compared to 1997;

  . an increase in other real estate income, primarily gains on disposition of undepreciated facilities and fees generated by ProLogis Development Services; and

  . net foreign currency exchange gain recognized in 1998.

   These increases in net earnings attributable to Common Shares were partially offset by:

  . a net decrease in income generated by ProLogis' unconsolidated subsidiaries in 1998 from 1997, primarily due to the recognition of a net foreign currency exchange loss in 1998 and

  . the recognition of a $26.1 million expense in 1998 as a result of mark to market adjustments related to two interest rate protection agreements (see "Liquidity and Capital Resources--Derivative Financial
    Instruments").

   The decrease in net earnings attributable to Common Shares in 1997 from 1996 was primarily the result of a one-time charge of $75.4 million related to the acquisition of the management companies from Security Capital in 1997, partially offset by the resulting reduction in associated expenses (see "-- 1997 Merger") and:

  . an increase in net operating income from property operations (after deductions for depreciation), primarily the result of the increased number of distribution facilities in operation in 1997 as compared to 1996;

  . an increase in other real estate income, primarily gains on disposition of undepreciated facilities and fees generated by ProLogis Development Services; and

  . income from ProLogis' investment in an unconsolidated subsidiary in 1997.

   Interest expense, preferred share dividends and weighted average Common Shares outstanding all increased in 1998 as compared to 1997 and in 1997 as compared to 1996. These increases are the result of additional debt and equity used by ProLogis to finance the increases in its acquisition and development activities in each year.

 Property Operations

   As of December 31, 1998 ProLogis had 1,099 operating facilities totaling
104.5 million square feet, as of December 31, 1997 ProLogis had 1,005 operating facilities totaling 90.8 million square feet and as of December 31, 1996, ProLogis had 942 operating facilities totaling 80.6 million square feet. The increases in operating facilities resulted in increases in property-level net operating income of $60.4 million from 1997 to 1998 and $57.2 million from 1996 to 1997 as follows (in thousands):

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
      Rental income.................................. $345,046 $284,533 $227,000
      Property operating expenses:
        Rental expenses, net of recoveries...........   27,120   23,187   21,734
        Property management fees paid to affiliate...      --     3,821    4,940
                                                      -------- -------- --------
                                                        27,120   27,008   26,674
                                                      -------- -------- --------
          Net operating income....................... $317,926 $257,525 $200,326
                                                      ======== ======== ========

   Rental income increased by $60.5 million in 1998 as compared to 1997. This increase is comprised from the following components:

  . facilities acquired or developed during 1998 contributed $8.2 million and $13.9 million of additional rental revenues, respectively;

  . facilities acquired or developed during 1997 contributed $17.4 million and $18.8 million of additional rental revenues, respectively;

  . facilities owned and operated as of January 1, 1997 contributed $11.2 million of additional rental revenues; and

  . facilities that were in operation during 1997 but have subsequently been disposed of reduced rental revenues in 1998 by $9.0 million.

   Rental income increased by $57.5 million in 1997 as compared to 1996. This increase is comprised of the following components:

  . facilities acquired or developed during 1997 contributed $6.3 million and $8.9 million of additional rental revenues, respectively;

  . facilities acquired or developed during 1996 contributed $16.8 million and $24.2 million of additional rental revenues, respectively;

  . facilities owned and operated as of January 1, 1996 contributed $5.4 million of additional rental revenues; and

  . facilities that were in operation during 1996 but have subsequently been disposed of reduced rental revenues in 1997 by $4.1 million.

   Rental expenses, including property management fees paid to an affiliate and net of recoveries from tenants, increased by $112,000 in 1998 over 1997 and $334,000 in 1997 over 1996. Rental expenses, net of recoveries from tenants, were 24.5% of rental income for 1998, 25.7% of rental income for 1997 and 26.6% of rental income for 1996.

   As a result of the 1997 Merger discussed below under "--1997 Merger" and in
Note 8 to the Consolidated Financial Statements in Item 8, ProLogis no longer pays a property management fee. However, ProLogis did recognize the actual personnel and other operating costs associated with the property management function in rental expenses in 1998 and for the period from September 8, 1997 to December 31, 1997.

   ProLogis frequently acquires facilities that are underleased and develops facilities that are not fully leased at the start of construction, which reduces ProLogis' overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for facilities acquired by ProLogis and 12 months after shell completion for facilities developed by ProLogis) to achieve stabilized occupancy (typically 93%). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation resulting in an occupancy rate of 95.8% and a leased rate of 96.3% for stabilized facilities owned as of December 31, 1998. The average increase in rental rates for new and renewed leases on previously leased space (17.4 million square feet) during 1998 was 15.2%. As leases are renewed or new leases are acquired, ProLogis expects most rental rates to increase in 1999.

 Other Real Estate Income

   Other real estate income consists primarily of gains on the disposition of undepreciated facilities and fees and other income received from customers or third parties for whom ProLogis develops corporate distribution facilities. Other real estate income is generated primarily by ProLogis Development Services. ProLogis Development Services develops corporate distribution facilities to meet specific customer requirements or contracts on a fee basis to develop distribution facilities for customers or third parties. Through its preferred stock ownership of ProLogis Development Services, ProLogis realizes substantially all economic benefits of these activities. ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities. The activities of ProLogis Development Services are consolidated with ProLogis' activities and all intercompany balances are eliminated. Due to the timing of the completion of these development projects and the related dispositions, other real estate income recognized by ProLogis will vary on an annual basis. See "Properties-- ProLogis Development Services".

 Income (Loss) from Unconsolidated Subsidiaries

   Income (loss) from unconsolidated subsidiaries relates primarily to ProLogis' investments in 100% of the preferred stock of Frigoscandia S.A. and ProLogis Logistics, whose primary source of income is their respective investments in refrigerated logistics businesses, in Kingspark S.A., which owns an industrial real estate development company and in Garonor Holdings, which owns an industrial distribution facilities company. These investments, discussed in Note 4 to the Consolidated Financial Statements in Item 8 and in "Properties-- Unconsolidated Subsidiaries", generated income under the equity method of accounting as follows (in thousands):

                                                         Year Ended December
                                                                 31,
                                                        -----------------------
                                                          1998     1997    1996
                                                        --------  -------  ----
      Insight (1)...................................... $     20  $   --   $--
                                                        --------  -------  ----
      ProLogis Logistics (2):
        Equity in earnings (loss)......................   (4,396)  (2,258)  --
        Management fee from CSI (3)....................    1,011      743   --
        Interest income on note receivable.............   10,734    4,793   --
                                                        --------  -------  ----
                                                           7,349    3,278   --
                                                        --------  -------  ----
      Frigoscandia S.A. (4):
        Equity in earnings (loss) (5)..................  (25,604)     --    --
        Interest income on mortgage notes and notes
         receivable....................................   18,069      --    --
                                                        --------  -------  ----
                                                          (7,535)     --    --
                                                        --------  -------  ----

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1998     1997  1996
                                                           -------  ------ ----
      Kingspark S.A. (6):
        Equity in earnings (loss) (7).....................  (1,565)    --   --
        Interest income on mortgage note and note
         receivable.......................................   4,480     --   --
                                                           -------  ------ ----
                                                             2,915     --   --
                                                           -------  ------ ----
      Garonor Holdings (8):
        Equity in earnings (loss).........................     (79)    --   --
        Interest income on notes receivable...............      85     --   --
                                                           -------  ------ ----
                                                                 6     --   --
                                                           -------  ------ ----
          Total........................................... $ 2,755  $3,278 $--
                                                           =======  ====== ====

--------
(1) Represents ProLogis' investment in a privately owned logistics optimization consulting company that, prior to July 1, 1998, was accounted for under the cost method.
(2) ProLogis Logistics was acquired on April 24, 1997.
(3) ProLogis no longer receives the management fee from CSI.
(4) Frigoscandia S.A. was acquired on January 16, 1998.
(5) Includes a net loss of $13.3 million on the remeasurement from intercompany and other debt based on the foreign currency exchange rates in effect as of December 31, 1998.
(6) Kingspark S.A. was acquired on August 14, 1998.
(7) Includes a net loss of $0.9 million from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of December 31, 1998.
(8) Garonor Holdings was acquired on December 29, 1998.

 Foreign Currency Exchange Gains (Losses), Net

   The foreign exchange gain in 1998 consists of a foreign currency exchange transaction loss of $0.3 million and a $3.2 million gain related to foreign currency remeasurement adjustments. In 1997, ProLogis incurred a remeasurement loss of $0.3 million. No foreign currency exchange transaction gain or loss was recognized in 1997 due to ProLogis' limited foreign operations in that year. ProLogis did not have foreign subsidiaries in 1996.

 Foreign Currency Hedge Income (Expense)

   On December 22, 1997, ProLogis entered into two separate contracts to (i) exchange $373.8 million for 2.9 billion Swedish krona, and (ii) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market as of December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 at a net loss of $4.0 million. Accordingly, ProLogis recognized a net gain of $2.0 million in 1998. These foreign currency exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

 Interest Income

   Interest income in 1998 increased $360,000 over 1997 and increased $1.3 million in 1997 over 1996. The increases in interest income are primarily the result of higher average cash balances.

 Depreciation and Amortization

   The increases in depreciation and amortization expense of $24.0 million in 1998 as compared to 1997 and $16.7 million in 1997 as compared to 1996 result primarily from the increases in operating facilities each year. See "-- Property Operations".

 Interest Rate Hedge Expense

   See "--Liquidity and Capital Resources--Derivative Financial Instruments" for a discussion of this expense.

 Interest Expense

   Interest expense is summarized as follows (in thousands):

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
      Lines of credit and short-term borrowings...... $15,657  $ 4,332  $ 3,671
      Senior unsecured debt..........................  70,308   55,870   39,215
      Mortgage notes.................................   5,666    5,441    6,503
      Assessment bonds...............................   2,321    2,371    2,420
      Securitized debt...............................   2,871    3,055    3,148
      Capitalized interest........................... (19,173) (18,365) (16,138)
                                                      -------  -------  -------
                                                      $77,650  $52,704  $38,819
                                                      =======  =======  =======

   Interest expense on lines of credit borrowings increased $11.3 million in 1998 over 1997 and $0.7 million in 1997 over 1996 due primarily to a higher average outstanding balance ($174.9 million in 1998, $56.9 million in 1997 and $44.3 million in 1996) partially offset by a lower weighted average daily interest rate (6.46% in 1998, 6.75% in 1997 and 7.02% in 1996). Interest
expense on lines of credit and short-term borrowings in 1998 includes $2.8 million related to short-term borrowings of $150.0 million for the period from September 11, 1998 to December 31, 1998. See "--Liquidity and Capital Resources--Investing and Financing Activities".

   Senior unsecured debt interest expense increased by $14.4 million in 1998 as compared to 1997 and $16.7 million in 1997 as compared to 1996 due primarily to interest on new senior unsecured debt issuances in each year.

   Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest increased by $0.8 million in 1998 over 1997 and $2.2 million in 1997 over 1996. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

 Other Expense

   Other expenses, which increased by $4.1 million in 1998 over 1997 and $1.0 million in 1997 over 1996, consist of land holding costs, the write-off of previously capitalized pursuit costs, deferred tax expense related to ProLogis' taxable subsidiaries and costs associated with the name change to ProLogis. Land holding costs were $2.2 million in 1998, $2.3 million in 1997 and $1.5 million in 1996. Pursuit cost write-offs were $2.3 million in 1998, $1.6 million in 1997 and $1.4 million in 1996. Deferred tax expense was $1.8 million in 1998 and non-recurring costs associated with the name change were $1.7 million in 1998.

 Preferred Share Dividends

   The increase in preferred share dividends of $13.8 million in 1998 over 1997 is primarily attributable to the issuance of Series D preferred shares in April 1998. The increase in preferred share dividends of $9.4 million in 1997 over 1996 is primarily attributable to the issuance of Series B and Series C preferred shares in 1996. See

"--Liquidity and Capital Resources--Investing and Financing Activities".

 1997 Merger

   As a result of the 1997 Merger discussed in Note 8 to the Consolidated Financial Statements in Item 8, ProLogis terminated its REIT management and property management agreements. All employees of the REIT management and property management companies became employees of ProLogis and ProLogis directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the corporate entity are recorded as general and administrative expenses. In connection with this transaction, ProLogis recognized a one-time expense of $75.4 million, representing the excess of the purchase price over the net tangible assets acquired.

   Upon consummation of the 1997 Merger, ProLogis and Security Capital entered into the ASA, pursuant to which Security Capital provides ProLogis with certain administrative and other services as determined by ProLogis. Fees paid to Security Capital in 1998 and 1997 under the ASA were equal to Security Capital's cost of providing such services, plus an overhead factor of 20%, subject to a maximum amount of approximately $7.1 million during the initial term of the agreement, which expired on December 31, 1998. From September 8, 1997 through December 31, 1997 and for the year ended December 31, 1998, ProLogis' actual fees under the ASA were $1.1 million and $3.7 million, respectively, of which $0.2 million and $0.7 million, respectively, were capitalized. The ASA was renewed for an additional one-year term expiring on December 31, 1999 with fees charged by Security Capital for this one-year period to be based on negotiated rates for each service provided.

Environmental Matters

   ProLogis did not experience any environmental condition on its facilities which materially adversely affected its results of operations or financial position.

Liquidity and Capital Resources

 Overview

   ProLogis considers its liquidity and ability to generate cash from operations and financing activities to be adequate and expects it to continue to be adequate to meet its anticipated development, acquisition, operating and debt service needs as well as its shareholder distribution requirements.

   ProLogis expects to finance future activities with cash on hand, redeployment of proceeds from the disposition of selected facilities, borrowings on its credit facilities, issuance of limited partnership units, the assumption of existing mortgage debt, when applicable, secured and unsecured debt issuances and sales of Common Shares and preferred shares. ProLogis is also considering the feasibility of entering into certain joint venture agreements where the joint venture would pursue secured debt financing arrangements. The credit facilities provide ProLogis with the ability to efficiently respond to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. As of December 31, 1998 ProLogis had $30.7 million available for borrowing under its credit facilities ($161.0 million available as of March 22, 1999). Another source of future liquidity and financial flexibility is ProLogis' shelf-registered securities ($608.0 million available as of March 22, 1999) which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms. See "--Credit Facilities".

 Operating Activities

   Cash provided by operating activities increased by $45.8 million in 1998 as compared to 1997 ($238.3 million in 1998 and $192.5 million in 1997). Cash provided by operating activities increased by $56.3 million in 1997 as compared to 1996 ($192.5 million in 1997 as compared to $136.2 million in 1996). This increase is primarily the result of the increased number of operating facilities in each year. See "--Results of Operations-- Property Operations".

 Investing and Financing Activities

   ProLogis funds its current investment needs primarily with lines of credit borrowings and short-term borrowings, which are subsequently repaid with proceeds from sales of debt and equity securities. ProLogis' investment activities used approximately $1.26 billion, $571.1 million and $665.9 million of cash in 1998, 1997 and 1996, respectively. ProLogis' financing activities provided net cash flow of $1.06 billion, $398.8 million and $512.2 million in 1998, 1997 and 1996, respectively. Cash distributions paid on Common Shares were $151.1 million, $106.6 million and $85.3 million in 1998, 1997 and 1996, respectively, which have been substantially funded by cash generated from operating activities.

   Investments in real estate, net of proceeds from dispositions, used cash of $695.8 million in 1998, $601.6 million in 1997 and $657.9 million in 1996.
ProLogis' cash investment in ProLogis Logistics and related subsidiaries was $63.4 million in 1998 and $85.1 million in 1997. In 1998, ProLogis' net cash investments in Frigoscandia S.A. and its related subsidiaries, Kingspark S.A. and its related subsidiaries and Garonor Holdings and its related subsidiaries aggregated $235.6 million, $222.5 million and $135.0 million, respectively. Additionally, ProLogis Development Services invested $1.0 million and $0.5 million in cash in Insight during 1998 and 1997, respectively.

   ProLogis' primary financing activities in 1998 were: (i) the sale of Series D Preferred Shares generating net proceeds of $241.5 million; (ii) sales of Common Shares (net of repurchases of Common Shares under the employee share purchase plan) generating net proceeds of $130.6 million; (iii) net borrowings on ProLogis' credit facilities of $494.3 million; (iv) proceeds from short-term borrowings of $350.0 million ($200 million of which was used primarily to finance the acquisition of Frigoscandia AB and was repaid on March 31, 1998 after Frigoscandia Holding AB obtained third-party financing); (v) the issuance of senior unsecured debt generating net proceeds of $371.5 million; and (vi) net proceeds from a secured financing of $65.5 million.

   ProLogis' primary financing activities in 1997 were: (i) sales of Common Shares (net of repurchases of Common Shares under the employee share purchase plan) generating net proceeds of $406.1 million; (ii) the issuance of senior unsecured debt generating net proceeds of $197.8 million; and (iii) net repayments on ProLogis' credit facilities of $38.6 million.

   ProLogis' primary financing activities in 1996 were: (i) the sale of Series B and Series C preferred shares generating net proceeds of $289.1 million;
(ii) sale of Common Shares generating net proceeds of $210.5 million; (iii) issuance of senior unsecured debt generating net proceeds of $197.8 million; and (iv) net repayments on ProLogis' credit facilities of $42.4 million.

 Credit Facilities

   ProLogis has a credit agreement with NationsBank, N.A. ("NationsBank") as agent for a bank group that provides for a $350.0 million unsecured revolving line of credit. Borrowings bear interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior debt ratings. The prime rate was 7.75% and the 30-day LIBOR rate was 5.0641% as of December 31, 1998. Additionally, the credit agreement provides for a commitment fee of 0.15% per annum of the unused line of credit balance. Under a competitive bid option contained in the credit agreement, ProLogis may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $100.0 million of borrowings. The line of credit matures on May 1, 2000 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. ProLogis was in compliance with all covenants contained in the credit agreement as of December 31, 1998. As of December 31, 1998, $329.0 million of borrowings were outstanding on the line of credit.

   In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with NationsBank that matures on October 1, 1999. By agreement between ProLogis and NationsBank, the rate of interest and the maturity date of each advance are determined at the time of each advance. There were $15.3 million of borrowings outstanding on the line of credit as of December 31, 1998.

   ProLogis has a credit agreement with NationsBank that provides for a short-term loan of $150.0 million. The credit agreement expires on May 1, 1999. Borrowings bear interest at LIBOR plus 1.00% and are subject to the covenants contained in the $350.0 million unsecured credit agreement with NationsBank. As of December 31, 1998, ProLogis was in compliance with all such covenants. ProLogis expects to repay these borrowings with proceeds from the new $700.0 million credit facility discussed below. ProLogis expects that approximately $500.0 million will be borrowed on the new line of credit at closing to repay all of the borrowings on ProLogis' existing unsecured lines of credit, ProLogis' short-term loan and borrowings on Meridian's existing unsecured line of credit. Prior to the end of the second quarter of 1999, ProLogis expects to complete a public offering of senior unsecured debt, the proceeds of which will be used to repay borrowings on the new unsecured line of credit.

   In connection with the Meridian merger, ProLogis intends to replace its existing $350.0 million unsecured line of credit and Meridian's existing $350.0 million unsecured line of credit with a new $700.0 million credit facility. ProLogis has a commitment from Nationsbank, Commerzbank and Chase Bank of Texas for this new credit facility. ProLogis expects that $550.0 million of this credit facility will be a unsecured line of credit with the remainder a short-term borrowing arrangement. Borrowings on the credit facility will bear interest generally at LIBOR plus an applicable percentage based upon ProLogis' senior unsecured debt rating (LIBOR plus 1.00% based upon ProLogis' current debt rating) plus a 0.20% annual facility fee. The new credit facility will contain financial covenants consistent with ProLogis' existing credit agreement. See "--Proposed Merger Transaction".

 Other Financing Sources

   On December 23, 1998, ProLogis entered into a $150.0 million secured financing agreement with Connecticut General Life Insurance Company. On that date, $66.0 million was funded under the agreement and the remaining $84.0 million was funded on January 22, 1999. Under the terms of the agreement, ProLogis pledged distribution facilities ($207.0 million undepreciated cost as of December 31, 1998) as collateral under the agreement. The loan bears interest at 7.08% per annum and provides for monthly principal and interest payments of $1,006,000 through March 2007, at which time the remaining principal outstanding of $134.4 million will be due.

   On February 22, 1999, ProLogis entered into a $182.0 million secured financing agreement with Teachers Insurance and Annuity Association of America. Of the total borrowings, $119.4 million was funded on February 22, 1999, $35.7 million was funded on March 5, 1999 and the remaining amount is expected to be funded before the end of May 1999. The loan bears interest at 7.20% and provides for monthly interest payments through March 2002 and monthly principal and interest payments from April 2002 to March 2009, at which time the remaining balance will be due. ProLogis pledged distribution facilities with an undepreciated cost of $216.2 million as of December 31, 1998 as collateral under the agreement and will pledge additional distribution facilities upon completion of the final funding.

   On February 5, 1999, ProLogis received a commitment from Morgan Guaranty Trust Company of New York ("MGT") whereby MGT will lend $200.0 million to ProLogis. The loan, which will be secured by distribution facilities and will have a 25-year term, provides for interest only payments for the first six years and principal and interest payments thereafter with the remaining balance due at maturity. The loan bears interest at 7.58% per annum and is expected to be funded by the end of the first quarter of 1999.

 Derivative Financial Instruments

   ProLogis occasionally uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing obligations or anticipated transactions. ProLogis does not use derivative financial instruments for trading purposes.

   The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). Through hedging, ProLogis can effectively manage the risk of increases in interest rates and fluctuations in foreign currency exchange rates.

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

   The following table summarizes the activity in interest rate contracts for the years ended December 31, 1998 and 1997 (in millions):

                                                     Interest Rate   Interest Rate
                                                   Futures Contracts     Swaps
                                                   ----------------- -------------
      Notional amount as of December 31, 1996...        $106.0           $33.0
      New contracts (1).........................          75.0            75.0
      Matured or expired contracts (2)..........        (106.0)          (33.0)
      Terminated contracts......................           --              --
                                                        ------           -----
      Notional amount as of December 31, 1997...          75.0            75.0
                                                        ------           -----
      New contracts.............................           --              --
      Matured or expired contracts..............           --              --
      Terminated contracts......................           --              --
                                                        ------           -----
      Notional amount as of December 31, 1998(1)....    $ 75.0           $75.0
                                                        ======           =====

--------
(1) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which have been renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.

  During the third quarter of 1998, ProLogis determined that the interest rate protection agreements would no longer qualify for hedge accounting treatment under GAAP based upon the following:
  . Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e., ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and
  . ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).

  Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements were terminated in February 1999 at a cost of $27.0 million and were used to set the interest rate associated with the $200.0 million secured financing transaction with MGT that is scheduled to be completed in the first quarter of 1999. ProLogis intends to amortize this expense as a component of interest expense over the 25-year term of the MGT debt for purposes of calculating funds from operations. See "-- Funds From Operations".

(2) Deferred gains totaling $1.9 million on matured, expired or terminated contracts were recorded on the balance sheet as of December 31, 1997. These gains relate to the unwind of hedges placed for the February and July 1997 offerings of senior unsecured debt offerings and are being amortized over the term of the debt.

   See "--Results of Operations--Foreign Currency Hedge Income (Expense)" for a discussion of foreign currency hedge contracts entered into in 1997 and terminated in 1998.

 Commitments

   As of December 31, 1998, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of
1.8 million square feet in various target markets with an acquisition cost of $74.7 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that any of them will be consummated. In addition, as of December 31, 1998, ProLogis had $328.1 million of budgeted development costs for developments in process, of which $131.7 million was unfunded.

   Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $200 million as of December 31, 1998. The loan bears interest at each currency's LIBOR rate plus 0.55%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

   Subsequent to December 31, 1998, ProLogis Kingspark entered into a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to 10.0 million British pounds (approximately $16.6 million as of December 31, 1998), has been guaranteed by ProLogis.

   In connection with the acquisition of Garonor S.A., Garonor Holdings obtained two credit facilities from a French bank. One facility is in the amount of 200.0 million French francs ($35.6 million as of December 31, 1998) and is guaranteed by ProLogis. ProLogis has guaranteed an additional 10.0 million French francs ($1.8 million as of December 31, 1998), which approximates the annual interest to be charged on the facility. The second facility, in the amount of 870.0 million French francs (of which 770.0 million French francs was outstanding as of December 31, 1998), is secured by the real estate owned by Garonor S.A. ProLogis has guaranteed 50.0 million French francs of the amount outstanding as of December 31, 1998 ($8.9 million as of December 31, 1998). Garonor has the ability to borrow an additional 100.0 million French francs under this facility of which ProLogis will guarantee
50.0 million French francs. The total guaranty of 100.0 million French francs can be reduced as Garonor S.A. meets certain operating covenants.

 Distribution and Dividend Requirements

   ProLogis' current distribution policy is to pay quarterly distributions to shareholders based upon what it considers to be a reasonable percentage of cash flow and at the level that will allow ProLogis to continue to qualify as a REIT for tax purposes. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, annual distributions are expected to be consistently higher than annual earnings.

   Cash distributions paid in 1998, 1997 and 1996 were $1.24 per Common Share, $1.07 per Common Share and $1.01 per Common Share, respectively. On December 15, 1998, ProLogis declared a distribution of $0.3183 per Common Share which was paid on February 24, 1999. The Board has set a projected annual distribution rate for 1999 of $1.30 per Common Share. In connection with the Meridian Merger, ProLogis will issue $50 million of new preferred shares with an annual dividend rate of 8.75% ($2.1875 per share).

   Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the Preferred Shares.

 Conversion to the Euro

   On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union launched the new monetary unit, the euro, as the single currency for the member countries of the European Monetary Union. During the period from January 1, 1999 to January 1, 2002 a transition period will be in effect during which time the euro will be available for non-cash transactions. However, transactions can continue to be denominated in the old national currencies. After January 1, 2002, all transactions must be denominated in the euro. The targeted exchange rates of the old national currencies to the euro were determined in May 1998. Management is not aware of any effects of the conversion to the euro that will have a material impact on its business operations or results of operations.

Funds from Operations

   Funds from operations attributable to Common Shares increased $72.0 million to $233.1 million for 1998 from $161.1 million for 1997. Funds from operation attributable to Common Shares increased $44.2 million from 1996 to 1997.

   Funds from operations represent ProLogis' net earnings (computed in accordance with GAAP) before minority interest, before gains or losses from debt restructuring, before gains or losses on disposition of depreciated real estate, before gains or losses from mark to market adjustments resulting from the remeasurement (based on current foreign currency exchange rates) of intercompany and other debt of ProLogis' foreign subsidiaries, before deferred tax benefits and deferred tax expenses of ProLogis' taxable subsidiaries, before significant non-recurring items that materially distort the comparative measurement of company performance over time, plus real estate depreciation and amortization (exclusive of amortization of loan costs), and after adjustments for unconsolidated subsidiaries calculated to compute their funds from operations on the same basis as ProLogis. ProLogis believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides a reader with an indication of the ability of ProLogis to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by ProLogis, while comparable to the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measure of other REITs that do not compute funds from operations in a manner consistent with ProLogis. Funds from operations is not intended to represent cash made available to shareholders. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ProLogis' operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from operations is as follows (in thousands):

                                                     Year Ended December 31,
                                                    ----------------------------
                                                      1998      1997      1996
                                                    --------  --------  --------
      Net earnings attributable to Common Shares..  $ 62,231  $  4,431  $ 53,460
        Add (Deduct):
          Real estate depreciation and
           amortization...........................    99,514    76,275    59,850
          Minority interest.......................     4,681     3,560     3,326
          (Gain) loss on disposition of
           depreciated real estate................    (5,565)   (7,378)       29
          Non-recurring foreign currency exchange
           (gain) loss (1)........................    (2,054)    6,028       --
          Interest rate hedge expense (2).........    26,050       --        --
          Foreign currency exchange (gains) losses
           (1)....................................    (3,227)      348       --
          Non-recurring costs (3).................     1,686    75,376       --
          Deferred tax expense related to
           ProLogis' taxable subsidiaries.........     1,797       --        --
          ProLogis' share of reconciling items of
           unconsolidated subsidiaries:
            Real estate depreciation and
             amortization.........................    36,489     2,419       --
            Net foreign currency exchange loss on
             remeasurement of intercompany and
             other debt...........................    14,207       --        --
            Other.................................    (2,750)      --        --
          Other...................................       --        --        225
                                                    --------  --------  --------
      Funds from operations attributable to Common
       Shares.....................................  $233,059  $161,059  $116,890
                                                    ========  ========  ========

--------
(1) See "--Results of Operations--Foreign Currency Exchange Gain (Losses),
    Net".
(2) This expense will be amortized as a component of interest expense beginning in 1999 for purposes of calculating funds from operations. See "--Liquidity and Capital Resources--Derivative Financial Instruments".
(3) See "--Results of Operations--Other Expense" with respect to the 1998 amount and "--Results of Operations--1997 Merger Transaction" with respect to the 1997 amount.

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

   ProLogis has undertaken a review of all of its computer systems and applications to determine if these programs are Year 2000 compliant and if not, the efforts that will be necessary to bring the programs into compliance. ProLogis has not identified any computer system or application that, upon failure to be Year 2000 compliant, would have a material adverse impact on its business or results of operations.

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

   Because ProLogis has undertaken to replace its core financial systems with computer software that will better serve its future needs (such software is Year 2000 compliant), it is not expected that the non-compliant accounting application will continue to be used by ProLogis after mid-1999. Should the enterprise-wide implementation of the new computer software not be accomplished in a timely manner and the non-compliant accounting application is still in use at the end of 1999, ProLogis has two contingency plans. The first option is to install a Year 2000 compliant version of the current software that the vendor has indicated will be available in 1999. Secondly, ProLogis can, with minimal efforts, convert this application to the Year 2000 compliant software currently in use for all other accounting applications. Should neither contingency plan be successfully implemented, ProLogis could experience a delay in reporting its financial results and also delays in processing payments to vendors beginning with the first quarter of 2000. Also, additional costs would be incurred to perform this function manually until such time as the computer application is made Year 2000 complaint.

  Non-IT Systems

   Many of ProLogis' operating facilities have microchips embedded in the building operating systems. ProLogis, as owner and lessor of these buildings, has assessed its exposure with respect to Year 2000 related failures in these operating systems. These building operating systems include programmable thermostats, security systems, communications systems, utility monitoring systems and timed locks.

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

   ProLogis is currently conducting a review of all operating systems that fall within its responsibility. Preliminary results have indicated that ProLogis' primary vendor for monitoring of fire and life safety systems has verified that their system is Year 2000 compliant. ProLogis is continuing its review of other systems and is performing testing and verification as deemed appropriate. This process is expected to be completed during the second quarter of 1999. Based upon the results of this review, ProLogis will formulate a contingency plan to address risk areas identified, if any. Should the systems that ProLogis is responsible for fail, ProLogis' tenants may experience inconveniences with respect to the maintenance and operations of the facilities (i.e., parking lot lighting and sprinkler systems). Should the fire and life safety systems fail, there could be a delay in identifying a reportable event or a reportable event could occur without being identified. In such situations, ProLogis could be exposed to the extent the failure resulted in a loss that is not covered by existing insurance policies.

  Third Parties

   Management believes that its planning efforts are adequate to address the Year 2000 issue and that its risk factors are primarily those that it cannot directly control, including the readiness of financial institutions and utility providers. Failure on the part of these entities to become Year 2000 compliant could result in disruptions in the business operations of ProLogis.

  Costs

   ProLogis' activities with respect to its assessment of Year 2000 compliance and its remediation efforts are being performed by existing personnel. ProLogis has not obtained a cost estimate for upgrading the accounting application referred to above, as the need for this contingency plan is not considered probable at this time. ProLogis' historical costs for addressing the Year 2000 issue are not material and management does not anticipate that its future costs associated with the Year 2000 issue will be material. Third-party costs and interim software solutions for Year 2000 issues have been less than $100,000 and are not expected to exceed $250,000. ProLogis does not separately track the internal costs incurred for Year 2000 compliance issues. Such costs are principally the related payroll costs of its IT group. Although the cost of replacing ProLogis' key IT systems is substantial, the replacements have been and are being made to improve operational efficiency and were not accelerated due to the Year 2000 issue. ProLogis has not delayed any material projects as a result of the Year 2000 issue. Funds expended to address Year 2000 issues have been made from operating cash flow.

  Unconsolidated Subsidiaries

   As part of its compliance program, management of ProLogis has received ongoing reports from CSI, Frigoscandia AB, ProLogis Kingspark and Garonor S.A. on the impact of the Year 2000 problem on their operations and financial results.

   CSI has completed testing on all IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not already been remediated or are not Year 2000 compliant. CSI is currently verifying and testing customer and supplier electronic data interface programming standards. CSI has retained an outside consulting firm to review their internal testing results. The consultants review is expected to be completed during the second quarter of 1999. CSI estimates that the total cost incurred to date and the total cost to be incurred for Year 2000 remediation is less than $250,000. Failure of CSI to procure payroll processing services that are Year 2000 compliant could result in a delay in paying its employees. Also, additional costs would be incurred to perform this function manually.

   Frigoscandia AB has substantially completed all testing of its IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not already been remediated, with the exception of the financial reporting application for its French and Spanish operations and certain components of an inventory management system. A new financial reporting system for the French and Spanish operations is being implemented and is expected to be fully operational by May 1999. Modifications to the components of the inventory management system will be completed by the second quarter of 1999.

   Frigoscandia AB is currently planning a coordinated program whereby testing with key customers and critical suppliers is performed. Additionally, Frigoscandia AB is preparing detailed contingency plans in the event of unexpected Year 2000 disruptions. Frigoscandia AB estimates that the total cost incurred to date and the estimated total cost to be incurred for Year 2000 remediation is between $2 million and $4 million. Failure of Frigoscandia AB to convert the financial reporting application for its French operations to a Year 2000 compliant system could result in delays in reporting financial results beginning with the first quarter of 2000 and also delays in billings to customers and in payments to vendors. These delays could result in additional costs to Frigoscandia AB. Also, additional costs would be incurred by Frigoscandia AB to perform these functions manually.

   The primary accounting applications of ProLogis Kingspark are not Year 2000 compliant. To remediate this problem, ProLogis Kingspark is currently installing a Year 2000 compliant version of non-customized accounting software. Installation and testing is expected to be completed by the end of the second quarter of 1999.

   ProLogis Kingspark has virtually no risk associated with embedded operating systems because substantially all of ProLogis Kingspark's activities are related to development of facilities for third parties and not for its own long-term ownership. ProLogis Kingspark estimates that the total cost incurred to date and the estimated total cost to be incurred for the Year 2000 remediation is less than $100,000. Failure of ProLogis Kingspark to convert its primary accounting applications to a Year 2000 compliant system could result in delays in reporting financial results beginning with the first quarter of 2000 and also delays in billings to customers and in payments to vendors. These delays could result in additional costs to ProLogis Kingspark. Also, additional costs would be incurred by ProLogis Kingspark to perform these functions manually.

   Garonor S.A. has completed testing on all IT and embedded operating systems. Garonor S.A. plans to install a Year 2000 compliant version of its current financial accounting software by the end of the second quarter of 1999. Garonor S.A.'s customer billing and cash management software are also not Year 2000 compliant. Garonor S.A. is in the process of replacing these software applications and expects the new software will be in place prior to the fourth quarter of 1999. Costs to bring these applications into compliance are expected to be less than $100,000. Should the new software applications not be successfully implemented, Garonor S.A. could experience a delay in reporting its financial results and also delays in processing billings to customers and in payments to vendors. These delays could result in additional costs to Garonor S.A. Also, additional costs would be incurred by Garonor S.A. to perform these functions manually.

   Garonor S.A.'s responsibility for the operating systems that control the interior equipment, common exterior areas and the fire and life safety systems of its buildings is similar to that of ProLogis, as discussed above under "-- Non-IT Systems." Garonor S.A. has tested these systems and determined that they are Year 2000 compliant. In addition, Garonor S.A. has received an indemnification from the vendors who supplied these systems' with respect to any Year 2000 failures.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

 Interest Rate Risk

   ProLogis' interest rate risk is related primarily to its variable rate credit facilities. ProLogis' interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objective, ProLogis borrows on a long-term basis primarily at fixed rates and staggered maturities with its primary interest rate risk being related to its variable rate unsecured lines of credit and its variable rate short-term borrowing arrangement. ProLogis has in the past and intends in the future, to occasionally utilize derivative financial instruments as hedges in anticipation of future long-term debt transactions to manage well-defined interest rate risk exposure. ProLogis does not use derivative financial instruments for trading purposes. ProLogis had a $75.0 million interest rate futures contract and a $75.0 million interest rate swap agreement as of December 31, 1998. These interest rate protection agreements were marked to market as of December 31, 1998 and ProLogis recognized an expense related to these agreements of $26.1 million in 1998. These agreements were terminated in February 1999 at a cost of $27.0 million, with respect to the unsecured lines of credit and 6.42% with respect to the short-term borrowings.

   During the year ended December 31, 1998, ProLogis had weighted average outstanding borrowings of $174.9 million on its variable rate unsecured lines of credit and $43.2 million on its variable rate short-term borrowing arrangement. If interest rates had been 10% higher during 1998, interest expense on ProLogis' variable rate borrowings would have increased by approximately $1.4 million.

 Foreign Currency Risk

   ProLogis is exposed to foreign currency risk primarily to the extent ProLogis has made intercompany loans to its foreign subsidiaries that are not denominated in U.S. dollars. ProLogis has made such loans in the functional currency of certain of its subsidiaries, the proceeds of which have been used primarily to acquire and develop distribution facilities in each country. For financial reporting purposes, ProLogis recognized a remeasurement gain on its intercompany loans that are not U.S. dollar denominated (based upon foreign currency exchange rates in effect as of December 31, 1998) of $3.2 million for the year ended December 31, 1998. Had the exchange rates of the foreign currencies in which ProLogis has made such loans moved unfavorably against the U.S. dollar by 10%, ProLogis would have recognized an additional remeasurement loss of approximately $23.7 million.

Item 8. Financial Statements and Supplementary Data

   ProLogis Consolidated Balance Sheets as of December 31, 1998 and 1997, its Consolidated Statements of Earnings and Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998, Notes to Consolidated Financial Statements and Schedule III--Real Estate and Accumulated Depreciation, together with the report of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 12 of Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   For information regarding ProLogis' executive officers, see "Item 1. Business--Officers and Trustees of ProLogis." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in ProLogis' definitive proxy statement for its 1999 annual meeting of shareholders ("1998 Proxy Statement").

Item 11. Executive Compensation

   Incorporated herein by reference to the description under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Trustee Compensation" and "Outside Trustee Plan" in the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1998 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   The following documents are filed as a part of this report:

     (a) Financial Statements and Schedules:

         1. Financial Statements:

              See Index to Consolidated Financial Statements and Schedule on page 58 of this report, which is incorporated herein by reference.

         2. Financial Statement Schedules:

              Schedule III.

                 All other schedules have been omitted since the required
              information is presented in the financial statements and the related notes or is not applicable.

         3. Exhibits:

              See Index to Exhibits on pages E-118 to E-124 of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                                                              Item   Financial
             Date                                           Reported Statements
             ----                                           -------- ----------
      November 18, 1998....................................   5, 7       No
      December 3, 1998 (10)................................   5, 7      Yes
      December 10, 1998 (1)................................   5, 7      Yes

--------
(1) Amended on February 25, 1999.

      (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages E-118 to E-124 of this report, which is incorporated herein by reference.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                                            Page
                                                                            ----
ProLogis Trust:

  Report of Independent Public Accountants.................................  59

  Consolidated Balance Sheets..............................................  60

  Consolidated Statements of Earnings and Comprehensive Income.............  61

  Consolidated Statements of Shareholders' Equity..........................  62

  Consolidated Statements of Cash Flows....................................  64

  Notes to Consolidated Financial Statements...............................  65

  Report of Independent Public Accountants.................................  95

  Schedule III--Real Estate and Accumulated Depreciation...................  96

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust:

   We have audited the accompanying consolidated balance sheets of ProLogis Trust and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a subsidiary accounted for under the equity method of accounting, in which the Trust has an investment in and advances to amounting to $229.9 million as of December 31, 1998 and a loss from unconsolidated subsidiary of $7.6 million in 1998. These statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for that entity is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

   In our opinion based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ProLogis Trust and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
March 5, 1999

                                 PROLOGIS TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                        ASSETS                             1998        1997
                        ------                          ----------  ----------
Real estate............................................ $3,657,500  $3,006,236
  Less accumulated depreciation........................    254,288     171,525
                                                        ----------  ----------
                                                         3,403,212   2,834,711
Investments in and advances to unconsolidated
 subsidiaries..........................................    733,863      86,139
Cash and cash equivalents..............................     63,140      25,009
Accounts receivable....................................     11,648      12,554
Other assets...........................................    118,866      75,540
                                                        ----------  ----------
    Total assets....................................... $4,330,729  $3,033,953
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Lines of credit...................................... $  344,300  $      --
  Short-term borrowings................................    150,000         --
  Senior unsecured debt................................  1,083,641     724,052
  Mortgage notes.......................................    184,964      87,937
  Assessment bonds.....................................     11,281      11,894
  Securitized debt.....................................     31,559      33,197
  Accounts payable and accrued expenses................    117,506      62,850
  Construction payable.................................     34,025      27,221
  Amount due to affiliate..............................        395       1,138
  Distributions payable................................     39,283      33,449
  Other liabilities....................................     26,112      22,174
                                                        ----------  ----------
    Total liabilities..................................  2,023,066   1,003,912
                                                        ----------  ----------
Commitments and contingencies
Minority interest......................................     51,295      53,304
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
   shares issued and outstanding at December 31, 1998
   and 1997; stated liquidation preference of $25.00
   per share...........................................    135,000     135,000
  Series B Convertible Preferred Shares; $0.01 par
   value; 7,537,600 shares issued and outstanding at
   December 31, 1998 and 8,000,300 shares issued and
   outstanding at December 31, 1997; stated liquidation
   preference of $25.00 per share......................    188,440     200,008
  Series C Preferred Shares; $0.01 par value; 2,000,000
   shares issued and outstanding at December 31, 1998
   and 1997; stated liquidation preference of $50.00
   per share...........................................    100,000     100,000
  Series D Preferred Shares; $0.01 par value;
   10,000,000 shares issued and outstanding at December
   31, 1998; stated liquidation preference of $25.00
   per share...........................................    250,000         --
  Common shares of beneficial interest; $0.01 par
   value; 123,415,711 shares issued and outstanding at
   December 31, 1998 and 117,364,148 shares issued and
   outstanding at December 31, 1997....................      1,234       1,174
Additional paid-in capital.............................  1,907,232   1,773,465
Employee share purchase notes..........................    (25,247)    (27,186)
Accumulated other comprehensive income.................         23         (63)
Distributions in excess of net earnings................   (300,314)   (205,661)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,256,368   1,976,737
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $4,330,729  $3,033,953
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                  Years Ended December 31, 1998, 1997 and 1996
                     (In thousands, except per share data)

                                                      1998     1997      1996
                                                    -------- --------  --------
Income:
  Rental income...................................  $345,046 $284,533  $227,000
  Other real estate income........................    17,250   12,291     5,342
  Income from unconsolidated subsidiaries.........     2,755    3,278       --
  Foreign currency exchange gains (losses), net...     2,938     (348)      --
  Foreign currency hedge income (expense).........     2,054   (6,028)      --
  Interest........................................     2,752    2,392     1,121
                                                    -------- --------  --------
    Total income..................................   372,795  296,118   233,463
                                                    -------- --------  --------
Expenses:
  Rental expenses, net of recoveries of $57,415 in
   1998, $42,288 in 1997 and $30,469 in 1996 and
   including amounts paid to affiliate of $984 in
   1998 and $280 in 1997..........................    27,120   23,187    21,734
  Property management fees paid to affiliate, net
   of recoveries of $3,870 in 1997 and $3,208 in
   1996...........................................       --     3,821     4,940
  General and administrative, including amounts
   paid to affiliate of $1,992 in 1998 and $657 in
   1997...........................................    22,957    6,855     1,025
  REIT management fee paid to affiliate...........       --    17,791    21,472
  Depreciation and amortization...................   100,590   76,562    59,850
  Interest........................................    77,650   52,704    38,819
  Interest rate hedge expense.....................    26,050      --        --
  Costs incurred in acquiring management companies
   from affiliate.................................       --    75,376       --
  Other...........................................     7,983    3,891     2,913
                                                    -------- --------  --------
    Total expenses................................   262,350  260,187   150,753
                                                    -------- --------  --------
Earnings from operations..........................   110,445   35,931    82,710
Minority interest share in earnings...............     4,681    3,560     3,326
                                                    -------- --------  --------
Earnings before gain (loss) on disposition of real
 estate...........................................   105,764   32,371    79,384
Gain (loss) on disposition of real estate.........     5,565    7,378       (29)
                                                    -------- --------  --------
Net earnings......................................   111,329   39,749    79,355
Less preferred share dividends....................    49,098   35,318    25,895
                                                    -------- --------  --------
Net earnings attributable to Common Shares........    62,231    4,431    53,460
Other comprehensive income:
  Foreign currency translation adjustments........        86      (63)      --
                                                    -------- --------  --------
Comprehensive income..............................  $ 62,317 $  4,368  $ 53,460
                                                    ======== ========  ========
Weighted average Common Shares outstanding--Basic.   121,721  100,729    84,504
                                                    ======== ========  ========
Weighted average Common Shares outstanding--
 Diluted..........................................   122,028  100,869    84,511
                                                    ======== ========  ========
Per share net earnings attributable to Common
 Shares:
  Basic...........................................  $   0.51 $   0.04  $   0.63
                                                    ======== ========  ========
  Diluted.........................................  $   0.51 $   0.04  $   0.63
                                                    ======== ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 1996, 1997 and 1998
                                (In thousands)

                                      Series A    Series B    Series C    Series D
                                      Preferred   Preferred   Preferred   Preferred
                    Common Shares     Shares at   Shares at   Shares at   Shares at              Employee   Accumulated
                  -----------------   Aggregate   Aggregate   Aggregate   Aggregate  Additional   Share        Other
                   Number     Par    Liquidation Liquidation Liquidation Liquidation  Paid-in    Purchase  Comprehensive
                  of Shares  Value   Preference  Preference  Preference  Preference   Capital     Notes       Income
                  --------- -------  ----------- ----------- ----------- ----------- ----------  --------  -------------
Balances at
December 31,
1995............    81,416  $ 814.1   $135,000    $    --     $    --     $    --    $1,059,142  $   --        $--
Sale of Common
Shares..........    12,218    122.5        --          --          --          --       209,824      --         --
Sale of
preferred
shares..........       --       --         --      201,250     100,000         --       (12,193)     --         --
Dividend
reinvestment and
share purchase
plan............        21      0.2        --          --          --          --           356      --         --
Common Shares
issued upon
exercise of
warrants........        22      0.2        --          --          --          --           218      --         --
Net earnings....       --       --         --          --          --          --           --       --         --
Preferred share
dividends paid..       --       --         --          --          --          --           --       --         --
Common Share
distributions
paid............       --       --         --          --          --          --           --       --         --
Common Share
distributions
accrued.........       --       --         --          --          --          --           --       --         --
                   -------  -------   --------    --------    --------    --------   ----------  -------       ----
Balances at
December 31,
1996............    93,677    937.0    135,000     201,250     100,000         --     1,257,347      --         --
Sale of Common
Shares..........    18,455    184.6        --          --          --          --       405,082      --         --
Common Shares
issued under
employee share
purchase plan        1,357     13.6        --          --          --          --        28,777  (27,345)       --
Common Shares
issued in
Merger, net of
costs...........     3,692     36.9        --          --          --          --        79,102      --         --
Dividend
reinvestment and
share purchase
plan............        20      0.2        --          --          --          --           429      --         --
Limited
partnership
units converted
to Common
Shares..........       105      1.0        --          --          --          --         1,587      --         --
Series B
Preferred Shares
converted to
Common Shares...        63      0.6        --       (1,242)        --          --         1,241      --         --
Principal
payments on
employee share
purchase notes..       --       --         --          --          --          --           --        64        --
Retirements of
employee share
purchase notes..        (5)    (0.1)       --          --          --          --          (100)      95        --
Net earnings....       --       --         --          --          --          --           --       --         --
Preferred share
dividends paid..       --       --         --          --          --          --           --       --         --
Common Share
distributions
paid............       --       --         --          --          --          --           --       --         --
Common Share
distributions
accrued.........       --       --         --          --          --          --           --       --         --
Accumulated
other
comprehensive
income--foreign
currency
translation
adjustments.....       --       --         --          --          --          --           --       --         (63)
                   -------  -------   --------    --------    --------    --------   ----------  -------       ----
Balances at
December 31,
1997............   117,364  1,173.8    135,000     200,008     100,000         --     1,773,465  (27,186)       (63)
                  Distributions     Total
                  In Excess of  Shareholders'
                  Net Earnings     Equity
                  ------------- -------------
Balances at
December 31,
1995............    $(58,765)    $1,136,191
Sale of Common
Shares..........         --         209,947
Sale of
preferred
shares..........         --         289,057
Dividend
reinvestment and
share purchase
plan............         --             356
Common Shares
issued upon
exercise of
warrants........         --             218
Net earnings....      79,355         79,355
Preferred share
dividends paid..     (25,895)       (25,895)
Common Share
distributions
paid............     (64,782)       (64,782)
Common Share
distributions
accrued.........     (25,058)       (25,058)
                  ------------- -------------
Balances at
December 31,
1996............     (95,145)     1,599,389
Sale of Common
Shares..........         --         405,267
Common Shares
issued under
employee share
purchase plan            --           1,445
Common Shares
issued in
Merger, net of
costs...........         --          79,139
Dividend
reinvestment and
share purchase
plan............         --             429
Limited
partnership
units converted
to Common
Shares..........         --           1,588
Series B
Preferred Shares
converted to
Common Shares...         --             --
Principal
payments on
employee share
purchase notes..         --              64
Retirements of
employee share
purchase notes..         --              (5)
Net earnings....      39,749         39,749
Preferred share
dividends paid..     (35,318)       (35,318)
Common Share
distributions
paid............     (81,498)       (81,498)
Common Share
distributions
accrued.........     (33,449)       (33,449)
Accumulated
other
comprehensive
income--foreign
currency
translation
adjustments.....         --             (63)
                  ------------- -------------
Balances at
December 31,
1997............    (205,661)     1,976,737

  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                 Years Ended December 31, 1996, 1997 and 1998
                                (In thousands)

                                       Series A    Series B    Series C    Series D
                                       Preferred   Preferred   Preferred   Preferred
                    Common Shares      Shares at   Shares at   Shares at   Shares at              Employee   Accumulated
                  ------------------   Aggregate   Aggregate   Aggregate   Aggregate  Additional   Share        Other
                   Number     Par     Liquidation Liquidation Liquidation Liquidation  Paid-in    Purchase  Comprehensive
                  of Shares  Value    Preference  Preference  Preference  Preference   Capital     Notes       Income
                  --------- --------  ----------- ----------- ----------- ----------- ----------  --------  -------------
Sale of Common
Shares..........     5,494      54.9        --          --          --          --       130,279       --        --
Sale of
preferred
shares..........       --        --         --          --          --      250,000       (8,469)      --        --
Dividend
reinvestment and
share purchase
plan............        18       0.1        --          --          --          --           403       --        --
Common Shares
issued upon
exercise of
warrants........        12       0.1        --          --          --          --           118       --        --
Limited
partnership
units converted
to Common
Shares..........        20       0.2        --          --          --          --           302       --        --
Series B
Preferred Shares
converted to
Common Shares...       593       5.9        --      (11,568)        --          --        11,562       --        --
Principal
payments on
employee share
purchase notes..       --        --         --          --          --          --           --        143       --
Retirements of
employee share
purchase notes..       (85)     (0.8)       --          --          --          --        (2,039)    1,796       --
Issuance of
options to
subsidiaries....       --        --         --          --          --          --         1,333       --        --
Stock-based
compensation....       --        --         --          --          --          --           278       --        --
Net earnings....       --        --         --          --          --          --           --        --        --
Preferred share
dividends paid..       --        --         --          --          --          --           --        --        --
Common Share
distributions
paid............       --        --         --          --          --          --           --        --        --
Common Share
distributions
accrued.........       --        --         --          --          --          --           --        --        --
Accumulated
other
comprehensive
income--foreign
currency
translation
adjustments.....       --        --         --          --          --          --           --        --         86
                   -------  --------   --------    --------    --------    --------   ----------  --------       ---
Balances at
December 31,
1998............   123,416  $1,234.2   $135,000    $188,440    $100,000    $250,000   $1,907,232  $(25,247)      $23
                   =======  ========   ========    ========    ========    ========   ==========  ========       ===
                  Distributions     Total
                  In Excess of  Shareholders'
                  Net Earnings     Equity
                  ------------- -------------
Sale of Common
Shares..........          --        130,334
Sale of
preferred
shares..........          --        241,531
Dividend
reinvestment and
share purchase
plan............          --            403
Common Shares
issued upon
exercise of
warrants........          --            118
Limited
partnership
units converted
to Common
Shares..........          --            302
Series B
Preferred Shares
converted to
Common Shares...          --            --
Principal
payments on
employee share
purchase notes..          --            143
Retirements of
employee share
purchase notes..          --           (244)
Issuance of
options to
subsidiaries....          --          1,333
Stock-based
compensation....          --            278
Net earnings....      111,329       111,329
Preferred share
dividends paid..      (49,098)      (49,098)
Common Share
distributions
paid............     (117,601)     (117,601)
Common Share
distributions
accrued.........      (39,283)      (39,283)
Accumulated
other
comprehensive
income--foreign
currency
translation
adjustments.....          --             86
                  ------------- -------------
Balances at
December 31,
1998............    $(300,314)   $2,256,368
                  ============= =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                1998        1997       1996
                                             -----------  ---------  ---------
Operating activities:
 Net earnings............................... $   111,329  $  39,749  $  79,355
 Minority interest..........................       4,681      3,560      3,326
 Adjustments to reconcile net earnings to
  net cash provided by operating
  activities:
   Depreciation and amortization............     100,590     76,562     59,850
   (Gain) loss on disposition of real
    estate..................................      (5,565)    (7,378)        29
   Straight-lined rents.....................      (6,756)    (5,435)    (4,777)
   Amortization of deferred loan costs......       2,200      1,977      2,339
   Stock-based compensation.................         278        --         --
   (Income) loss from unconsolidated
    subsidiaries............................      11,108       (570)       --
   Foreign currency exchange (gains) losses,
    net.....................................      (3,227)       348        --
   Foreign currency hedge (income) expense..      (2,054)     6,028        --
   Interest rate hedge expense..............      26,050        --         --
   Costs incurred in acquiring management
    companies from affiliate................         --      75,376        --
 Increase in accounts receivable and other
  assets....................................     (36,156)   (24,390)   (10,166)
 Increase in accounts payable and accrued
  expenses..................................      32,580     21,464      2,531
 Increase in other liabilities..............       3,938      4,044      3,714
 Increase (decrease) in amount due to
  affiliate.................................        (743)     1,138        --
                                             -----------  ---------  ---------
     Net cash provided by operating
      activities............................     238,253    192,473    136,201
                                             -----------  ---------  ---------
Investing activities:
 Real estate investments....................    (695,764)  (601,577)  (657,873)
 Tenant improvements and lease commissions..     (12,757)   (15,539)   (14,806)
 Recurring capital expenditures.............      (8,038)    (5,523)    (2,851)
 Proceeds from dispositions of real estate..     109,336    137,147      9,652
 Investments in and advances to
  unconsolidated subsidiaries...............    (657,499)   (85,569)       --
                                             -----------  ---------  ---------
     Net cash used in investing activities..  (1,264,722)  (571,061)  (665,878)
                                             -----------  ---------  ---------
Financing activities:
 Proceeds from sale of Common Shares, net
  of expenses...............................     130,334    330,712    145,531
 Proceeds from sale of preferred shares,
  net of expenses...........................     241,531        --     289,057
 Net proceeds from sale of shares to
  affiliate.................................         --      75,000     64,416
 Proceeds from exercised warrants, dividend
  reinvestment and employee share purchase
  plan......................................         521        429        574
 Repurchase of Common Shares................        (244)        (5)       --
 Proceeds from issuance of senior unsecured
  debt......................................     374,463    199,772    199,632
 Proceeds from issuance of mortgage notes...      66,000        --         --
 Debt issuance and other transaction costs
  incurred..................................      (5,848)    (3,171)    (4,699)
 Payments on senior unsecured debt..........     (15,000)       --         --
 Distributions paid on Common Shares........    (151,050)  (106,556)   (85,340)
 Distributions paid to minority interest
  holders...................................      (6,409)    (5,665)    (5,237)
 Dividends paid on preferred shares.........     (49,098)   (35,318)   (25,895)
 Principal payments on employee share
  purchase notes............................         143         64        --
 Payments on derivative financial
  instruments...............................      (3,974)     1,894        --
 Proceeds from lines of credit and short-
  term borrowings...........................   1,569,225    530,991    411,200
 Payments on lines of credit and short-term
  borrowings................................  (1,074,925)  (569,591)  (453,600)
 Regularly scheduled principal payments on
  secured debt..............................      (5,658)    (4,925)    (3,738)
 Mortgage notes principal payments at
  maturity..................................      (5,411)   (14,804)   (19,689)
                                             -----------  ---------  ---------
     Net cash provided by financing
      activities............................   1,064,600    398,827    512,212
                                             -----------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents................................      38,131     20,239    (17,465)
Cash and cash equivalents, beginning of
 year.......................................      25,009      4,770     22,235
                                             -----------  ---------  ---------
Cash and cash equivalents, end of year...... $    63,140  $  25,009  $   4,770
                                             ===========  =========  =========
Noncash investing and financing activities:
 In conjunction with real estate acquired:
   Assumption of existing mortgage notes.... $    39,845  $  12,805  $  18,103
   Issuance of Common Shares................ $       --   $   1,000  $     --
 In conjunction with Merger (Note 8):
   Market value of Common Shares issued to
    affiliate............................... $       --   $  79,840  $     --
   Market value of tangible net assets
    acquired from affiliate................. $       --   $  (4,464) $     --
 Notes received for Common Shares issued
  under employee share purchase plan........ $       --   $  27,345  $     --
 Retirements of employee share purchase
  notes..................................... $    (1,796) $     (95) $     --
 Foreign currency translation adjustments... $       (86) $      63  $     --
 Conversion of limited partnership units
  into Common Shares........................ $       302  $   1,588  $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

1. Description of Business:

 Business

   ProLogis Trust ("ProLogis"), formerly Security Capital Industrial Trust, a Maryland real estate investment trust ("REIT"), is a publicly held global owner and lessor of distribution facilities focused exclusively on meeting the distribution space needs of international, national, regional and local industrial real estate users through the ProLogis Operating System(TM). ProLogis engages in the acquisition, development, marketing, leasing and long-term ownership of industrial distribution facilities, and the development of master-planned distribution parks and corporate distribution facilities for its customers. ProLogis deploys capital in markets that ProLogis believes have excellent long-term growth prospects and where ProLogis believes it can achieve a strong market position through the acquisition and development of flexible facilities designed for both warehousing and light manufacturing uses. In addition, ProLogis has invested in a North American company and a European company, both of which operate refrigerated distribution facilities.

 Name Change

   The company changed its name to ProLogis Trust effective July 1, 1998. The name change is intended to create stronger name recognition among its customers as ProLogis expands globally. ProLogis recognized $1.7 million of expenses associated with the name change in 1998, which has been included with other expenses.

 Proposed Merger Transaction

   ProLogis has entered into an Agreement and Plan of Merger dated as of November 16, 1998, as amended, (the "Merger Agreement") with Meridian Industrial Trust, Inc. ("Meridian"), whereby Meridian would be merged with and into ProLogis (the "Merger"). Meridian is a publicly traded REIT that owns and leases industrial and refrigerated distribution facilities in the United States. The Merger Agreement, which must be approved by at least two-thirds of the holders of ProLogis common shares of beneficial interest, par value $0.01 per share ("Common Shares") and a majority of the holders of Meridian's common stock, provides that each share of Meridian common stock will be exchanged for
1.10 Common Shares. Meridian has approximately 34.2 million shares of common stock and common stock equivalents outstanding as of March 5, 1999. To the extent ProLogis' average price of Common Shares is less than $22.725 per share, as determined over a 15-day trading period selected at random from the 30 trading days ending five trading days prior to closing, ProLogis will contribute cash, not to exceed $2.00 per share. Additionally, ProLogis will assume Meridian's outstanding liabilities (approximately $613.2 million as of December 31, 1998) and will exchange a new share of ProLogis cumulative redeemable preferred shares with an 8.75% annual dividend rate ($2.1875 per share) for each outstanding share of Meridian Series D preferred stock (aggregate liquidation value of $50.0 million).

   The Joint Proxy Statement and Prospectus of ProLogis and Meridian was mailed to ProLogis' shareholders and Meridian's stockholders on March 2, 1999. ProLogis' shareholders and Meridian's stockholders will vote on the Merger at special meetings to be held on March 30, 1999.

2. Summary of Significant Accounting Policies:

 Principles of Financial Presentation

   The accounts of ProLogis, its subsidiaries and its majority-owned and controlled partnerships are consolidated in the accompanying financial statements. The effects of intercompany transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform to the 1998 financial statement presentation.

                                PROLOGIS TRUST

   The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 REIT Organization Status

   In January 1993, ProLogis, which has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, was formed as a Maryland real estate investment trust.

   REITs are not required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. During 1998, 1997 and 1996, ProLogis was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements for ProLogis and its wholly-owned subsidiaries. The foreign countries that ProLogis operates in do not recognize REITs under their respective tax laws. Accordingly, ProLogis has recognized the applicable foreign country income taxes in its results of operations.

 Real Estate and Depreciation

   Real estate is carried at cost, which is not in excess of estimated fair market value. Costs directly associated with the successful acquisition, renovation or development of real estate are capitalized. Direct costs associated with unsuccessful acquisitions are expensed at the time the pursuit is abandoned.

   Depreciation is computed over the estimated useful lives of depreciable property on a straight-line basis: 10 years for tenant improvements, 30 years for acquired buildings and 40 years for buildings developed by ProLogis.

   Long-lived assets (primarily real estate) to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. ProLogis' management also periodically reviews long-lived assets (primarily real estate) to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss (based upon a comparison of discounted cash flows to ProLogis' carrying value) is recognized if necessary. In management's opinion, long-lived assets, including real estate assets, are not carried at amounts in excess of their estimated net realizable values.

   ProLogis acquired certain real estate through the formation of partnerships (as discussed in Note 6) wherein ProLogis contributed cash and the limited partners contributed real estate in exchange for partnership units which are ultimately exchangeable for Common Shares. In consolidating the partnerships' assets, real estate cost includes the estimated fair value attributable to the limited partners' interests as of the acquisition dates.

   ProLogis Development Services Incorporated ("ProLogis Development Services") develops corporate distribution facilities to meet customer requirements, which are subsequently sold to the customer or third parties. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development

                                PROLOGIS TRUST

Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with ProLogis. Accordingly, these loans are reflected as real estate investments in ProLogis' consolidated financial statements. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis. Accordingly, provisions for federal income taxes are recognized, as appropriate.

 Capitalization Policy

   Renovations and improvements are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred to the extent they are not acquisition-related renovation costs identified during ProLogis' pre-acquisition due diligence.

   Management costs incurred for development (including land acquisitions), renovation and leasing activities that are incremental and identifiable to a specific activity are capitalized. Prior to April 1, 1998, ProLogis also capitalized direct and incremental management costs incurred in connection with the acquisition of operating facilities. In accordance with Emerging Issues Task Force Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which was effective on April 1, 1998, such costs are no longer capitalized.

   Costs capitalized to real estate are depreciated over the estimated useful lives of the real estate. Costs capitalized related to leasing activities are included with other assets and are amortized over the lease term. ProLogis' average lease term is between four and five years.

   ProLogis capitalizes interest costs incurred during the land development or construction period of qualifying projects.

 Unconsolidated Subsidiaries

   ProLogis' investments in the preferred stock of certain companies (excluding ProLogis Development Services) are accounted for under the equity method. Accordingly, these investments are recognized at ProLogis' cost as adjusted for ProLogis' proportionate share of the earnings or losses of the companies. ProLogis' proportionate share of the earnings or losses of these companies is recognized in total income.

 Cash and Cash Equivalents

   ProLogis considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Costs of Raising Capital

   Costs incurred in connection with the issuance of shares are deducted from shareholders' equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets, and amortized over the term of the related loan or the renewal term.

 Minority Interest

   Minority interest is carried at cost and represents limited partners' interests in various real estate partnerships controlled by ProLogis. Certain minority interests are carried at the pro rata share of the estimated fair value of the real estate contributed as of the acquisition dates, as adjusted for subsequent earnings, contributions and distributions. Common Shares issued upon exchange of limited partnership units will be accounted for at the cost of the minority interest surrendered.

                                PROLOGIS TRUST

 Interest Rate Contracts

   ProLogis utilizes various interest rate contracts to hedge interest rate risk on anticipated debt offerings. To the extent the interest rate contracts are designated and effective as hedges of identified debt issuances which have a high probability of occurring, gains or losses resulting from changes in the market value of these contracts are deferred and amortized as a component of interest expense over the term of the related debt issuance. Management periodically evaluates the interest rate contracts in light of current market conditions. Should management determine that an interest rate contract can no longer be considered an effective hedge or if the occurrence of the anticipated debt issuance can no longer be considered a high probability, the interest rate contract will be marked to market value as of the end of the period and the associated income or expense will be recognized in net earnings.

 Foreign Currency Exchange Gains or Losses

   ProLogis' consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders' equity.

   Foreign subsidiaries of ProLogis have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are remeasured at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Remeasurement gains and losses of such foreign subsidiaries are included in ProLogis' results of operations. ProLogis recognized a gain from remeasurement of $3,227,000 and a loss from remeasurement of $348,000 for the years ended December 31, 1998 and 1997, respectively. ProLogis did not have foreign subsidiaries in 1996.

   Transaction gains or losses occur when a transaction, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. Transaction gains and losses are included in ProLogis' results of operations. ProLogis recognized a net foreign currency exchange transaction loss of $289,000 for the year ended December 31, 1998. ProLogis did not incur transaction gains or losses in 1997 due to its limited foreign operations in that year. ProLogis had no foreign subsidiaries in 1996.

 Revenue Recognition

   ProLogis leases its operating facilities under operating leases and recognizes the total lease payments provided for under the leases on a straight-line basis over the lease term. A provision for possible loss is made when collection of receivables is considered doubtful.

   Gains or losses on the disposition of real estate are recorded when the recognition criteria set forth under GAAP have been met, generally at the time title is transferred and ProLogis has no future obligations under the contract.

 Rental Expenses

   Rental expenses include costs of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes, net of amounts recovered from tenants under the terms of the respective leases.

                                PROLOGIS TRUST

 Stock-Based Compensation

   ProLogis adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows ProLogis to continue to account for its various stock-based compensation plans using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, if the exercise price of the stock options issued equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized, however, certain pro forma earnings per share disclosures are required. See Note 11.

 Comprehensive Income

   ProLogis adopted SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net earnings attributable to Common Shares and other comprehensive income.

   The adoption of this standard did not have a significant effect on the consolidated financial position, results of operations or financial statement disclosures of ProLogis. For the years ended December 31, 1998 and 1997, ProLogis had one item of other comprehensive income, the cumulative translation adjustments account. This account has been recognized as a component of shareholders' equity. ProLogis had no items of other comprehensive income in 1996. ProLogis' displays comprehensive income and its components in its consolidated statements of earnings and comprehensive income.

 Earnings Per Share

   SFAS No. 128, "Earnings Per Share" was adopted in 1997. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Diluted earnings per share reflects the potential dilution that would result if securities or other contracts to issue Common Shares were exercised or converted to Common Shares or resulted in the issuance of Common Shares that then shared in earnings. The adoption of SFAS No. 128 did not result in the restatement of previously reported earnings per share. See Note 10.

 Segment Reporting

   ProLogis adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 provides standards for the reporting of financial information about a public enterprise's operating segments, as well as related disclosures about products and services, geographic locations and major customers. See Note 16.

 Recent Accounting Pronouncements

   In April 1998 Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" was issued which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Through December 31, 1998, ProLogis capitalized costs associated with start-up activities and amortized such costs over an appropriate period, generally five years. Beginning January 1, 1999, ProLogis will adopt SOP 98-5 and will expense all unamortized organizational and start-up costs, approximating $1.6 million, as a cumulative effect of a change in accounting principle in the first quarter of 1999.

   SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is allowed. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income. Management does not believe this standard will have a significant effect on ProLogis' consolidated financial position, results of operations or financial statement disclosures.

                                PROLOGIS TRUST

3. Real Estate

   Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                     December 31,
                                                 ---------------------------
                                                    1998             1997
                                                 ----------       ----------
      Operating facilities:
        Improved land........................... $  517,803(1)    $  420,019(1)
        Buildings and improvements..............  2,731,203(1)     2,233,585(1)
                                                 ----------       ----------
                                                  3,249,006        2,653,604
                                                 ----------       ----------
      Facilities under development (including
       cost of land)............................    209,670(2)(3)    180,268(2)
      Land held for development.................    180,796(4)       159,645(4)
      Capitalized preacquisition costs..........     18,028(5)        12,719(5)
                                                 ----------       ----------
          Total real estate.....................  3,657,500        3,006,236
      Less accumulated depreciation.............    254,288          171,525
                                                 ----------       ----------
          Net real estate....................... $3,403,212       $2,834,711
                                                 ==========       ==========

--------
(1) As of December 31, 1998 and 1997, ProLogis had 1,099 and 1,005 operating buildings, respectively, consisting of 104,540,000 and 90,843,000 square feet, respectively.
(2) Facilities under development consist of 55 buildings aggregating 8,022,000 square feet as of December 31, 1998 and 62 buildings aggregating 8,442,000 square feet as of December 31, 1997.
(3) In addition to the December 31, 1998 construction payable of $34.0 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $131.7 million.
(4) Land held for future development consisted of 1,673 acres as of December 31, 1998 and 1,702 acres as of December 31, 1997.
(5) Capitalized preacquisition costs include $2,199,000 and $3,644,000 of funds on deposit with title companies as of December 31, 1998 and 1997, respectively, for future acquisitions.

   ProLogis' operating facilities, facilities under development and land held for future development are located in the United States, Mexico and Europe as follows (percentage based upon total cost):

                                                                    December
                                                                       31,
                                                                   ------------
                                                                   1998   1997
                                                                   -----  -----
      United States............................................... 93.06% 97.92%
      Europe......................................................  4.66   1.10
      Mexico......................................................  2.28   0.98
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

   No individual market represents more than 10% of ProLogis' real estate assets.

 ProLogis Development Services

   The outstanding balances of development and mortgage loans made by ProLogis to ProLogis Development Services for the purchase of distribution facilities and land for distribution facility development aggregated $247.5 million and $184.8 million as of December 31, 1998 and 1997, respectively. The gains recognized on disposition of undepreciated property by ProLogis Development Services and the fees generated by ProLogis Development Services are reflected as other real estate income by ProLogis.

                                PROLOGIS TRUST

 Operating Lease Agreements

   ProLogis leases its facilities to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of December 31, 1998, minimum lease payments receivable on leases with lease periods greater than one year are as follows (in thousands):

             1999.......................... $  349,921
             2000..........................    297,911
             2001..........................    234,219
             2002..........................    176,005
             2003..........................    121,663
             Thereafter....................    279,075
                                            ----------
                                            $1,458,794
                                            ==========

4. Unconsolidated Subsidiaries:

   Investments in and advances to unconsolidated subsidiaries are as follows (in thousands):

                                                                  December 31,
                                                                ----------------
                                                                  1998    1997
                                                                -------- -------
      Insight.................................................  $  1,520 $   500
                                                                -------- -------
      ProLogis Logistics:
        Investment (1)........................................    13,241   7,404
        Note receivable.......................................   128,634  75,207
        Accrued interest and other receivables................     9,146   3,028
                                                                -------- -------
                                                                 151,021  85,639
                                                                -------- -------
      Frigoscandia S.A.:
        Investment (1)........................................     2,900     --
        Note receivable from Frigoscandia S.A.................    85,148     --
        Note receivable from Frigoscandia Holding AB..........    91,519     --
        Mortgage note receivable from Frigoscandia Limited UK.    30,000     --
        Accrued interest and other receivables................    11,998     --
                                                                -------- -------
                                                                 221,565     --
                                                                -------- -------
      Kingspark S.A.:
        Investment (1)........................................    22,413     --
        Note receivable from Kingspark S.A....................   111,744     --
        Note receivable from ProLogis Kingspark...............    34,391     --
        Mortgage note receivable from ProLogis Kingspark......    52,371     --
        Accrued interest and other receivables................     3,850     --
                                                                -------- -------
                                                                 224,769     --
                                                                -------- -------
      Garonor Holdings:
        Investment (1)........................................     5,508     --
        Note receivable.......................................   129,395     --
        Accrued interest receivable...........................        85     --
                                                                -------- -------
                                                                 134,988     --
                                                                -------- -------
      Total...................................................  $733,863 $86,139
                                                                ======== =======

                                PROLOGIS TRUST

--------
(1) Investment represents ProLogis' investment in the preferred stock of the respective companies as adjusted for ProLogis' share of each company's net earnings or loss.

 Insight

   ProLogis Development Services has a 23.1% ownership interest in Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company. ProLogis Development Services invested an additional $500,000 in Insight on January 2, 1999 and is committed to investing an additional $500,000 through July 1, 1999, which would bring its ownership interest to 33.3%. This investment is accounted for under the equity method. ProLogis recognized $19,700 of income from its investment in Insight for the year ended December 31, 1998. Prior to July 1, 1998, this investment was accounted for under the cost method.

 ProLogis Logistics

   ProLogis owns 100% of the preferred stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics"). ProLogis Logistics owns 100% of the membership interests of a refrigerated distribution company operating in the United States and Canada, CS Integrated LLC ("CSI"). Prior to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. As of December 31, 1998, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics. As of December 31, 1998, CSI owned or operated refrigerated distribution facilities aggregating 114.1 million cubic feet.

   The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes substantially all economic benefits of ProLogis Logistics and its subsidiaries.

   As of December 31, 1998, ProLogis had a $128.6 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 8% per annum (reduced from 10% on November 1, 1998) and matures on April 24, 2002. Interest payments on the note are due annually.

   ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the note receivable and a management fee payable from CSI) from its investment in ProLogis Logistics of $7.3 million and $3.3 million for the years ended December 31, 1998 and 1997, respectively.

 Frigoscandia S.A.

   On January 16, 1998, ProLogis invested in 100% of the preferred stock of Frigoscandia S.A., a Luxembourg company, which acquired on that date a refrigerated distribution company headquartered in Sweden, Frigoscandia AB. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of December 31, 1998, Frigoscandia AB, which operates in nine European countries, owned or leased
192.0 million cubic feet of refrigerated distribution facilities. As of December 31, 1998, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. Prior to September 30, 1998, the common stock of Frigoscandia S.A. was owned by Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder. On that date, the common stock of Frigoscandia S.A. was contributed to a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes substantially all economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

   As of December 31, 1998, ProLogis had a $91.5 million note receivable from Frigoscandia Holding AB and an $85.1 million note receivable from Frigoscandia S.A. These unsecured notes bear interest at 5% per

                                PROLOGIS TRUST
annum (reduced from 8% on November 1, 1998) and are due on demand ($80.0 million of the note receivable from Frigoscandia S.A. is due on July 15,
2008). Additionally, as of December 31, 1998, ProLogis had a $30.0 million mortgage note receivable from Frigoscandia Limited UK, a subsidiary of Frigoscandia AB. The mortgage note receivable, which provides for interest at 7% per annum (reduced from 8% on April 1, 1998) and matures on March 20, 2018, is secured by refrigerated distribution facilities.

   ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized a loss of $7.5 million for 1998 (including interest income on the mortgage note and notes receivable) from its investment in Frigoscandia S.A.

   Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $200 million as of December 31, 1998. The loan bears interest at each currency's LIBOR rate plus 0.55%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

 Kingspark S.A.

   On August 14, 1998, ProLogis invested in 100% of the preferred stock of Kingspark Holding S.A. ("Kingspark S.A."), a Luxembourg company, that acquired on that date an industrial real estate development company, Kingspark Group Holdings Limited ("ProLogis Kingspark"), operating in the United Kingdom. As of December 31, 1998, ProLogis Kingspark had 0.4 million square feet of operating facilities, 0.4 million square feet of facilities under development and 0.2 million square feet of facilities being developed under construction management agreements. Additionally, as of December 31, 1998, ProLogis Kingspark owned 554 acres and controlled 1,489 acres of land through letters of intent or contingent contracts for future development of 35.8 million square feet of distribution facilities. As of December 31, 1998, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is currently owned by Security Capital. However, Security Capital has indicated that it plans to sell or contribute the common stock to a limited liability company. ProLogis recognizes substantially all economic benefits of the activities of Kingspark S.A. and its subsidiaries.

   As of December 31, 1998, ProLogis had a $111.7 million note receivable from Kingspark S.A. and a $34.4 million note receivable from ProLogis Kingspark. These unsecured notes bear interest at 8% per annum and are due on demand. The interest rate on the note receivable from Kingspark S.A. was reduced to 5% per annum effective January 1, 1999. Also, as of December 31, 1998, ProLogis had a $52.4 million mortgage note receivable from ProLogis Kingspark which bears interest at 8% per annum and is secured by certain land parcels.

   ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized $2.9 million of income in 1998 (including interest income on the mortgage note and notes receivable) from its investment in Kingspark S.A.

   Subsequent to December 31, 1998, ProLogis Kingspark entered into a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to 10.0 million British pounds (approximately $16.6 million as of December 31, 1998), has been guaranteed by ProLogis.

 Garonor Holdings

   On December 29, 1998, ProLogis invested in 100% of the preferred stock of Garonor Holdings S.A. ("Garonor Holdings"), a Luxembourg company, that acquired on that date in excess of 99% of the voting stock of Garonor S.A. As of December 31, 1998, ProLogis had invested $5.6 million in the preferred stock of Garonor

                                PROLOGIS TRUST

Holdings. Garonor S.A. owns and leases approximately 5.25 million square feet of industrial distribution facilities located in France. Garonor Holdings is in the process of acquiring the remaining voting stock of Garonor S.A.

   The common stock of Garonor Holdings is owned by Security Capital. Security Capital can require ProLogis to purchase the Garonor Holdings' common stock held by Security Capital beginning January 1, 2000. ProLogis recognizes substantially all of the economic benefits of Garonor Holdings and its subsidiaries.

   ProLogis accounts for this investment under the equity method. Should Garonor Holdings acquire 100% of the voting stock of Garonor S.A., it is anticipated that the ownership of Garonor Holdings will be restructured such that ProLogis would become the sole owner and Garonor Holdings, as a wholly-owned subsidiary of ProLogis, would be consolidated with the accounts of ProLogis. ProLogis recognized income of $6,000 from its investment in Garonor Holdings in 1998.

   As of December 31, 1998, ProLogis had a $129.4 million note receivable from Garonor Holdings. The note is unsecured, bears interest at 8.0% per annum and is due on demand. Interest payments on the note are due annually.

   In connection with the acquisition of Garonor S.A., Garonor Holdings obtained two credit facilities from a French bank. One facility is in the amount of 200.0 million French francs ($35.6 million as of December 31, 1998) and is guaranteed by ProLogis. ProLogis has guaranteed an additional 10.0 million French francs ($1.8 million as of December 31, 1998), which approximates the annual interest to be charged on the facility. The second facility, in the amount of 870.0 million French francs (of which 770.0 million French francs was outstanding as of December 31, 1998), is secured by the real estate owned by Garonor S.A. ProLogis has guaranteed 50.0 million French francs of the amount outstanding as of December 31, 1998 ($8.9 million as of December 31, 1998). Garonor has the ability to borrow an additional 100.0 million French francs under this facility of which ProLogis will guarantee
50.0 million French francs. The total guaranty of 100.0 million French francs can be reduced as Garonor S.A. meets certain operating covenants.

 Summarized Financial Information

   Summarized financial information for ProLogis' unconsolidated subsidiaries as of and for the year ended December 31, 1998 is presented below (in millions of U.S. dollars).

                                 ProLogis    Frigoscandia  Kingspark       Garonor
                               Logistics (1)   S.A. (2)    S.A. (3)      Holdings (4)
                               ------------- ------------  ---------     ------------
      Total assets............    $272.1        $613.6      $297.4          $380.0
      Total liabilities (5)...    $258.7        $606.7      $272.0          $374.3
      Minority interest.......    $  --         $  2.0      $  --           $  --
      Shareholders' equity....    $ 13.4        $  4.9      $ 25.4          $  5.7
      Revenues................    $134.5        $399.1      $  7.6          $  0.2
      Adjusted EBITDA (6).....    $ 22.9        $ 55.0      $  5.8          $  0.2
      Net earnings (loss) (7)
       (8)....................    $  4.6        $(27.0)(9)  $ (1.6)(10)     $  --

--------
(1) On June 15, 1998, additional refrigerated distribution facilities were acquired at a cost of $61.3 million.
(2) Frigoscandia S.A. was acquired on January 16, 1998.
(3) Kingspark S.A. was acquired on August 14, 1998.
(4) Garonor Holdings was acquired on December 29, 1998.
(5) Includes amounts due to ProLogis of $137.8 million from ProLogis Logistics, $218.7 million from Frigoscandia S.A., $202.4 million from Kingspark S.A. and $129.5 million from Garonor Holdings.

                                PROLOGIS TRUST

(6) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization and adjustments from the remeasurement of intercompany and other debt based on current foreign currency exchange rates.
(7) ProLogis' share of the net earnings (loss) and interest income recognized by ProLogis on intercompany notes and mortgage notes receivable are recognized in the Statements of Earnings and Comprehensive Income as "Income (loss) from Unconsolidated Subsidiaries".
(8) Net earnings (loss) of each company includes interest expense on intercompany notes and mortgage notes payable.
(9) Includes a net loss of $13.3 million from the remeasurement of intercompany and other debt based on the foreign currency exchange rates in effect as of December 31, 1998.
(10) Includes a net loss of $0.9 million from the remeasurement of intercompany debt based on foreign currency exchange rates in effect as of December 31, 1998.

5. Borrowings:

 Lines of Credit

   ProLogis has a credit agreement with NationsBank, N.A. ("NationsBank") as agent for a bank group that provides for a $350.0 million unsecured revolving line of credit. Borrowings bear interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior debt ratings. The prime rate was 7.75% and the 30-day LIBOR rate was 5.0641% as of December 31, 1998. Additionally, the credit agreement provides for a commitment fee of 0.15% per annum of the unused line of credit balance. Under a competitive bid option contained in the credit agreement, ProLogis may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $100.0 million of borrowings. The line of credit matures on May 1, 2000 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. ProLogis was in compliance with all covenants contained in the credit agreement as of December 31, 1998. As of December 31, 1998, $329.0 million of borrowings were outstanding on the line of credit.

   In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with NationsBank that matures on October 1, 1999. By agreement between ProLogis and NationsBank, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were $15.3 million of borrowings outstanding on the line of credit as of December 31, 1998.

   A summary of ProLogis' lines of credit borrowings is as follows (dollar amounts in thousands):

                                                      Year Ended December
                                                           31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
      Weighted average daily interest rate.......      6.46%     6.75%     7.02%
      Borrowings outstanding at December 31......  $344,300  $    --   $ 38,600
      Weighted average daily borrowings..........  $174,901  $ 56,938  $ 44,268
      Maximum borrowings outstanding at any month
       end.......................................  $344,300  $143,800  $124,200
      Total lines of credit at December 31.......  $375,000  $375,000  $350,000

 Short-term Borrowings

   ProLogis has a credit agreement with NationsBank that provides for a short-term loan of $150.0 million. The credit agreement expires on May 1, 1999. Borrowings bear interest at LIBOR plus 1.00% and are subject to the covenants contained in the $350.0 million unsecured credit agreement with NationsBank. As of December 31, 1998, ProLogis was in compliance with all such covenants.

                                PROLOGIS TRUST

 Senior Unsecured Debt

   ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes are summarized as follows (in thousands of dollars):

                                                   Principal        Principal
      Date of      Original  Coupon Maturity    Outstanding at       Payment
      Issuance    Principal   Rate    Date   December 31, 1998 (1) Requirement
      --------    ---------  ------ -------- --------------------- -----------
      May 16,
       1995       $   17,500 7.250% 05/15/00      $   17,478           (2)
      May 16,
       1995           17,500 7.300% 05/15/01          17,462           (2)
      May 17,
       1996           50,000 7.250% 05/15/02          49,975           (3)
      October 9,
       1998          125,000 7.000% 10/01/03         125,000           (2)
      July 20,
       1998          250,000 7.050% 07/15/06         249,493           (2)
      May 17,
       1996          100,000 7.950% 05/15/08          99,863           (4)
      March 2,
       1995          150,000 8.720% 03/01/09         150,000           (5)
      May 16,
       1995           75,000 7.875% 05/15/09          74,724           (6)
      February
       4, 1997       100,000 7.810% 02/01/15         100,000           (7)
      March 2,
       1995           50,000 9.340% 03/01/15          50,000           (8)
      May 17,
       1996           50,000 8.650% 05/15/16          49,866           (9)
      July 11,
       1997          100,000 7.625% 07/01/17          99,780           (2)
                  ----------                      ----------
                  $1,085,000                      $1,083,641
                  ==========                      ==========

--------
(1)Amounts are net of unamortized original issue discount.
(2)Principal due at maturity.
(3)Annual principal payments of $12.5 million from 5/15/99 to 5/15/02.
(4)Annual principal payments of $25.0 million from 5/15/05 to 5/15/08.
(5)Annual principal payments of $18.75 million from 3/1/02 to 3/1/09.
(6)Annual principal payments of $9.375 million from 5/15/02 to 5/15/09.
(7)Annual principal payments ranging from $10.0 million to $20.0 million from 2/1/10 to 2/1/15.
(8)Annual principal payments ranging from $5.0 million to $12.5 million from 3/1/10 to 3/1/15.
(9)Annual principal payments ranging from $5.0 million to $12.5 million from 5/15/10 to 5/15/16.

   The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. The Notes are redeemable at any time at the option of ProLogis. Such redemption and other terms are governed by the provisions of an indenture agreement between ProLogis and State Street Bank and Trust Company, as trustee.

   Under the terms of the indenture agreement, ProLogis must meet certain financial covenants and ProLogis was in compliance with all such covenants as of December 31, 1998.

                                PROLOGIS TRUST

 Mortgage Notes, Assessment Bonds and Securitized Debt

   Mortgage notes, assessment bonds and securitized debt consisted of the following as of December 31, 1998 (in thousands):

                                                                        Balloon
                                                     Periodic           Payment
                                   Interest Maturity Payment  Principal  Due at
            Description            Rate (1)   Date     Date    Balance  Maturity
            -----------            -------- -------- -------- --------- --------
   Mortgage notes:
     Princeton Distribution
      Center.....................    9.250% 02/19/99    (2)   $     378  $  378
     Oxmoor Distribution Center
      #1.........................    8.390  04/01/99    (2)       3,924   3,895
     Oxmoor Distribution Center
      #2.........................    8.100  05/01/99    (2)       1,449   1,439
     Oxmoor Distribution Center
      #3.........................    8.100  05/01/99    (2)       1,439   1,426
     Peter Cooper Distribution
      Center #1..................   10.625  06/01/99    (2)       2,628   2,619
     Platte Valley Industrial
      Center #1..................    9.750  03/01/00    (2)         364     256
     West One Business Center #1.    8.250  09/01/00    (2)       4,420   4,252
     Tampa West Distribution
      Center #20.................    9.125  11/30/00    (3)         107     --
     Rio Grande Industrial Center
      #1.........................    8.875  09/01/01    (2)       3,055   2,544
     Titusville Industrial Center
      #1.........................   10.000  09/01/01    (2)       4,659   4,181
     Eigenbrodt Way Distribution
      Center #1..................    8.590  04/01/03    (2)       1,659   1,479
     Gateway Corporate Center
      #10........................    8.590  04/01/03    (2)       1,901   1,361
     Hayward Industrial Center I
      & II.......................    8.590  04/01/03    (2)      13,997  12,480
     Thornton Business Center
      #1--#4.....................    8.590  04/01/03    (2)       9,180   8,185
     Sullivan 75 Distribution
      Center #1..................    9.960  04/01/04    (2)       1,817   1,663
     Oceanie Distribution Center
      #1 and Epone Distribution
      Center #1..................    8.000  07/01/04    (3)       5,970     --
     Platte Valley Industrial
      Center #8..................    8.750  08/01/04    (2)       1,896   1,488
     Riverside Industrial Center
      #3.........................    8.750  08/01/04    (2)       1,489   1,170
     Riverside Industrial Center
      #4.........................    8.750  08/01/04    (2)       4,025   3,161
     West One Business Center #3.    9.000  09/01/04    (2)       4,399   3,847
     Raines Distribution Center..    9.500  01/01/05    (2)       6,264   5,902
     Societe Generale (4)........    5.700  12/01/06    (2)      23,244   8,940
     CIGNA (5)...................    7.080  03/01/07    (2)      66,000      (5)
     Vista Del Sol Industrial
      Center #1..................    9.680  08/01/07    (3)       2,625     --
     Vista Del Sol Industrial
      Center #3..................    9.680  08/01/07    (3)       1,111     --
     Earth City Industrial Center
      #3.........................    8.500  07/01/10    (3)       2,281     --
     GMAC Commercial Mortgage
      (6)........................    7.750  10/01/10    (3)       8,186     --
     Executive Park Distribution
      Center #3..................    8.190  03/01/11    (3)       1,108     --
     Platte Valley Industrial
      Center #9..................    8.100  04/01/17    (3)       3,330     --
     Platte Valley Industrial
      Center #4..................   10.100  11/01/21    (3)       2,059     --
                                                              ---------
                                                              $ 184,964
                                                              =========

                                PROLOGIS TRUST

                                                                        Balloon
                                                     Periodic           Payment
                                   Interest Maturity Payment  Principal  Due at
             Description           Rate (1)   Date     Date    Balance  Maturity
             -----------           -------- -------- -------- --------- --------
   Assessment bonds:
     City of Wilsonville..........   6.82%  08/19/04    (3)   $    129  $   --
     City of Kent.................   5.50   05/01/05    (3)         18      --
     City of Kent.................   7.85   06/20/05    (3)        104      --
     City of Portland.............   8.33   11/17/07    (3)          7      --
     City of Kent.................   7.98   05/20/09    (3)         64      --
     City of Fremont..............   7.00   03/01/11    (3)      9,890      --
     City of Las Vegas............   8.75   10/01/13    (3)        294      --
     City of Las Vegas............   8.75   10/01/13    (3)        289      --
     City of Las Vegas............   8.75   10/01/13    (3)        163      --
     City of Portland.............   7.25   11/07/15    (3)         99      --
     City of Portland.............   7.25   09/15/16    (3)        224      --
                                                              --------
                                                              $ 11,281
                                                              ========
   Securitized debt:
     Tranche A....................   7.74%  02/01/04    (2)   $ 23,462  $20,821
     Tranche B....................   9.94   02/01/04    (2)      8,097    7,215
                                                              --------
                                                              $ 31,559
                                                              ========

--------
(1) The weighted average interest rates for mortgage notes payable, assessment bonds payable and securitized debt in 1998 were 7.06%, 7.12% and 8.30%, respectively.
(2) Monthly amortization with a balloon payment due at maturity.
(3) Fully amortizing.
(4) Mortgage debt is secured by Mitry-Mory #1, Isle d'Abeau Distribution Center #1 and Longjumeau Distribution Center #1 located in France.
(5) On December 23, 1998, ProLogis entered into a $150.0 million secured financing agreement with Connecticut General Life Insurance Company. On that date, $66.0 million was funded under the agreement and the remaining $84.0 million was funded on January 22, 1999. A payment of $134.4 million is due at maturity. Under the terms of the agreement, ProLogis pledged distribution facilities ($207.0 million undepreciated cost as of December 31, 1998) as collateral under the agreement.
(6) Mortgage debt is secured by Earth City Industrial Center #5, Westport Service Center #1 and #2, Westport Distribution Center #1, #2 and #3 and Hazelwood Distribution Center #1.

   Mortgage notes are secured by real estate with an aggregate undepreciated cost of $209.3 million as of December 31, 1998. Assessment bonds are secured by real estate with an aggregate undepreciated cost of $242.4 million as of December 31, 1998. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $66.2 million as of December 31, 1998.

 Subsequent Events

   On February 22, 1999, ProLogis entered into a $182.0 million secured financing agreement with Teachers Insurance and Annuity Association of America. Of the total borrowings, $119.4 million was funded on February 22, 1999, $35.7 million was funded on March 5, 1999 and the remaining amount is expected to be funded before the end of May 1999. The loan bears interest at 7.20% and provides for monthly interest payments through

                                PROLOGIS TRUST

March 2002 and monthly principal and interest payments from April 2002 to March 2009, at which time the remaining balance will be due. ProLogis pledged distribution facilities with an undepreciated cost of $216.2 million as of December 31, 1998 as collateral under the agreement and will pledge additional distribution facilities upon completion of the final funding.

   On February 5, 1999, ProLogis received a commitment from Morgan Guaranty Trust Company of New York ("MGT") whereby MGT will lend $200.0 million to ProLogis. The loan, which will be secured by distribution facilities and will have a 25-year term, provides for interest only payments for the first six years and principal and interest payments thereafter with the remaining balance due at maturity. The loan bears interest at 7.58% per annum and is expected to be funded by the end of the first quarter of 1999.

 Long-term Debt Maturities

   Approximate principal payments due on senior unsecured debt, mortgage notes payable, assessment bonds payable, securitized debt and other secured debt during each of the years in the five-year period ending December 31, 2003 and thereafter are as follows (in thousands):

      1999.......................................................... $   27,581
      2000..........................................................     40,017
      2001..........................................................     43,771
      2002..........................................................     49,212
      2003..........................................................    184,930
      2004 and thereafter...........................................    967,293
                                                                     ----------
          Total principal due.......................................  1,312,804
      Less: Original issue discount.................................     (1,359)
                                                                     ----------
          Total carrying value...................................... $1,311,445
                                                                     ==========

 Interest Expense

   For 1998, 1997 and 1996, interest expense was $77.7 million, $52.7 million, and $38.8 million, respectively, which was net of capitalized interest of $19.2 million, $18.4 million and $16.1 million, respectively. Amortization of deferred loan costs included in interest expense was $2.2 million, $2.0 million and $2.3 million for 1998, 1997 and 1996, respectively. The total interest paid in cash on all outstanding debt was $83.2 million, $61.3 million and $50.7 million during 1998, 1997 and 1996, respectively.

6. Minority Interest:

   Minority interest represents the limited partners' interests in real estate partnerships controlled by ProLogis. With respect to each of the partnerships either ProLogis or a subsidiary of ProLogis is the sole general partner with all management powers over the business and affairs of the partnership. The limited partners of each partnership generally do not have the right to participate in or exercise management control over the business and affairs of the partnership. With respect to each partnership the general partner may not, without the written consent of all of the limited partners, take any action that would prevent such partnership from conducting its business, possess the property of the partnership, admit an additional partner or subject a limited partner to the liability of a general partner.

   ProLogis owns a 70.0% general partnership interest in Red Mountain Joint Venture, which owns a $3.8 million industrial distribution facility in Albuquerque, New Mexico. In addition to this joint venture, ProLogis is the controlling general partner in four partnerships. In each of these four partnerships, the limited partners are entitled to exchange partnership units for Common Shares on a one for one basis. Additionally, the limited

                                PROLOGIS TRUST
partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares. These four partnerships are as follows:

  . ProLogis Limited Partnership-I, which owned approximately $208.2 million of industrial distribution facilities located primarily in the San Francisco Bay area as of December 31, 1998, was formed in December 1993. ProLogis had a 68.7% controlling general partnership interest and there were 4,520,532 limited partnership units outstanding as of December 31, 1998.

  . ProLogis Limited Partnership-II, which owned approximately $58.7 million of industrial distribution facilities located primarily in Austin, Charlotte, Dallas, Denver, El Paso and the San Francisco Bay area as of December 31, 1998, was formed in May 1994. ProLogis' initial 81.2% controlling general partnership interest has subsequently been increased to 97.8% (the ownership interest as of December 31, 1998) due to the conversion of limited partnership units into Common Shares. There were 90,213 limited partnership units outstanding as of December 31, 1998.

  . ProLogis Limited Partnership-III, which owned approximately $55.3 million of industrial distribution facilities located primarily in Tampa, Florida as of December 31, 1998, was formed in October 1994. ProLogis had a 50.4% controlling general partnership interest at formation, which has subsequently been increased to 86.9% (the ownership interest as of December 31, 1998) as the result of additional contributions by ProLogis and the conversion of limited partnership units into Common Shares. There were 389,900 limited partnership units outstanding as of December 31, 1998.

  . ProLogis Limited Partnership-IV, which owned approximately $86.0 million of industrial distribution facilities located primarily in Florida, Ohio, Oklahoma and Texas as of December 31, 1998, was formed in October 1994 through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc., and the contribution of industrial distribution facilities from the limited partner. ProLogis' initial 96.4% controlling general partnership interest has been increased to 97.7% (the ownership interest as of December 31, 1998) as the result of additional contributions by ProLogis. There were 68,612 limited partnership units outstanding as of December 31, 1998.

   ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 1998, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis IV, Inc. of $1.4 million and ProLogis IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $1.4 million.

   For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the five partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.

7. Shareholders' Equity:

 Shares Authorized

   As of December 31, 1998, 230,000,000 shares were authorized (increased from 180,000,000 shares on June 30, 1998 through a shareholder-approved amendment to ProLogis' Declaration of Trust). ProLogis' Board of Trustees (the "Board") may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as of distributions, qualifications and terms or conditions of redemption of such shares.

                                PROLOGIS TRUST

 Preferred Shares

   As of December 31, 1998, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding (Series A, C and D) and one series of cumulative convertible redeemable preferred shares of beneficial interest outstanding (Series B). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights. The holders of the preferred shares are entitled to receive cumulative preferential distributions based upon each series' respective liquidation preference. Such distributions are payable quarterly in arrears on the last day of March, June, September and December, when, and if, declared by the Board, out of funds legally available for payment of distributions. After the respective redemption dates, each series can be redeemed for a cash redemption price which (other than the portion consisting of accrued and unpaid distributions) is payable solely out of the sales proceeds of other capital shares of ProLogis, which may include shares of other series of preferred shares. With respect to payment of distributions, each series of preferred shares ranks on parity with ProLogis' other series of preferred shares.

   The Series B preferred shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 Common Shares for each Series B preferred share).

   ProLogis' preferred shares are summarized as follows:

                               Number of Shares    Stated             Equivalent Based  Optional
                               Outstanding as of Liquidation Dividend  on Liquidation  Redemption
                               December 31, 1998 Preference    Rate      Preference     Date (1)
                               ----------------- ----------- -------- ---------------- ----------
      Series A................     5,400,000       $25.00      9.40%  $2.35 per share   06/21/00
      Series B (2)............     7,537,600       $25.00      7.00%  $1.75 per share   02/21/01
      Series C................     2,000,000       $50.00      8.54%  $4.27 per share   11/13/26
      Series D................    10,000,000       $25.00      7.92%  $1.98 per share   04/13/03

--------
(1) After this date, the preferred shares can be redeemed at ProLogis' option.
(2) During 1998 and 1997, Series B preferred shares of 462,700 and 49,700, respectively, were converted into 593,181 and 63,720, respectively, Common Shares.

 Completed Common Equity Offerings

   From inception (June 14, 1991) through March 31, 1994, ProLogis raised capital through various private offerings of its Common Shares. A total of 36,714,533 shares were sold during this period at prices ranging from $10.00 to $11.50 per Common Share.

   On March 31, 1994, ProLogis completed an initial public offering of 3,260,870 Common Shares at a price of $11.50 per Common Share. After its initial public offering and through December 31, 1998, ProLogis sold an additional 76,989,752 Common Shares at prices ranging from $15.125 to $24.50 per Common Share, of which 4,000,000 Common Shares were sold on March 18, 1998 and 1,493,878 Common Shares were sold on April 29, 1998. The sales in 1998 were made through underwritten public offerings and generated proceeds, net of underwriting discounts and offering costs of $95.6 million and $34.7 million, respectively. In total, ProLogis has raised approximately $1.84 billion in net proceeds from private and public offerings of its Common Shares since its inception.

 Shelf Registration

   On May 15, 1998, ProLogis filed an $800.0 million shelf registration statement with the Securities and Exchange Commission, which was declared effective on May 29, 1998. This shelf registration supplemented an

                                PROLOGIS TRUST
existing shelf registration with a remaining balance of $183.0 million. As a result of this filing, ProLogis can issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect offerings on satisfactory terms. As of March 5, 1999, ProLogis had $608.0 million of shelf-registered securities available for issuance.

 Ownership Restrictions and Significant Shareholder

   For ProLogis to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding shares of stock may be owned by five or fewer individuals at any time during the last half of ProLogis' taxable year. Therefore, ProLogis' Declaration of Trust restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of ProLogis' outstanding shares by a single person, or persons acting as a group, to 9.8% of ProLogis' outstanding shares. This provision assists ProLogis in protecting and preserving its REIT status and protects the interest of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares.

   Shares owned by a person or group of persons in excess of these limits are subject to redemption by ProLogis. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the status of ProLogis as a REIT for federal income tax purposes will not be jeopardized or the disqualification of ProLogis as a REIT is advantageous to the shareholders.

   The Board has exempted Security Capital from the ownership restrictions described above. Security Capital owned 40.4% of the outstanding Common Shares as of December 31, 1998. For tax purposes, Security Capital's ownership is attributed to its shareholders.

 Dividend Reinvestment and Share Purchase Plan

   In March 1995, ProLogis adopted a Dividend Reinvestment and Share Purchase Plan (the "1995 Plan"), which commenced in April 1995. The 1995 Plan allows holders of Common Shares the opportunity to acquire additional Common Shares by automatically reinvesting distributions. Common Shares are acquired pursuant to the 1995 Plan at a price equal to 98% of the market price of such Common Shares, without payment of any brokerage commission or service charge. The 1995 Plan also allows participating common shareholders to purchase a limited number of additional Common Shares at 98% of the market price of such Common Shares, by making optional cash payments, without payment of any brokerage commission or service charge. Holders of Common Shares who do not participate in the 1995 Plan continue to receive distributions as declared.

 Shareholder Purchase Rights

   On December 7, 1993, the Board declared a dividend of one preferred share purchase right ("Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on December 31, 1993. Each Right entitles the registered holder to purchase one-hundredth of a Participating Preferred Share for an exercise price of $40.00 per one-hundredth of a Participating Preferred Share, subject to adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group (other than certain affiliates of ProLogis) acquires 20% or more of the Common Shares or announces a tender offer for 25% or more of the Common Shares. Under certain circumstances, upon a shareholder acquisition of 20% or more of the Common Shares (other than certain affiliates of ProLogis), each Right will entitle the holder to purchase, at the Right's then-current exercise price, a number of Common Shares having a market value of twice the Right's exercise price. The acquisition of ProLogis pursuant to certain mergers or other business transactions will entitle each holder of a Right to purchase, at the Right's then-current exercise price, a number of the acquiring

                                PROLOGIS TRUST
company's common shares having a market value at that time equal to twice the Right's exercise price. The Rights held by certain 20% shareholders will not be exercisable. The Rights will expire on December 7, 2003, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

8. 1997 Merger Transaction:

   On September 8, 1997, ProLogis' shareholders approved an agreement with Security Capital to exchange Security Capital's REIT management and property management companies for 3,692,023 Common Shares (the "1997 Merger"). As a result, ProLogis became an internally managed REIT on September 9, 1997 with Security Capital remaining as ProLogis' largest shareholder. The $81.9 million value of the management companies was approved by the independent members of the Board and a fairness opinion was obtained from a third party financial advisor. The number of Common Shares issued to Security Capital was based on the average market price of the Common Shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining the ProLogis shareholders entitled to vote on the 1997 Merger. The market value of the Common Shares issued to Security Capital on September 9, 1997 was $79.8 million, of which $4.4 million was allocated to the net tangible assets acquired and the $75.4 million difference was accounted for as the cost incurred in acquiring the management companies. Because the management companies did not have significant operations other than the management of ProLogis and ProLogis' assets, the transaction did not qualify as the acquisition of a business for purposes of applying APB Opinion No. 16, "Business Combinations". Consequently, the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

   As a result of the 1997 Merger, ProLogis terminated its REIT management and property management agreements. All employees of the management companies became employees of ProLogis and ProLogis directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the corporate entity are recorded as general and administrative expenses.

   Also on September 8, 1997, ProLogis and Security Capital entered into an administrative services agreement (the "ASA"). Under the ASA, Security Capital provides ProLogis with certain administrative and other services as determined by ProLogis. Fees payable to Security Capital under the ASA are equal to Security Capital's cost of providing such services, plus an overhead factor of 20%, subject to a maximum amount of approximately $7.1 million during the initial term of the agreement, which expired on December 31, 1998. From September 8, 1997 through December 31, 1997, and for the year ended December 31, 1998, ProLogis' actual fees under the ASA were $1.1 million and $3.7 million, respectively, of which $0.2 million and $0.7 million, respectively, were capitalized. The ASA was renewed for an additional one-year term expiring on December 31, 1999 with fees charged by Security Capital for this period to be based on negotiated rates for each service provided.

9. Distributions and Dividends:

   ProLogis' annual distribution per Common Share was $1.24 in 1998, $1.07 in 1997 and $1.01 in 1996. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on Common Shares in 1997 and 1996 and the estimated taxability for 1998:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
      Per Common Share:
        Ordinary income................................. $  1.12 $  1.07 $  0.88
        Return of capital...............................    0.12     --     0.13
                                                         ------- ------- -------
          Total......................................... $  1.24 $  1.07 $  1.01
                                                         ======= ======= =======

                                PROLOGIS TRUST

   On December 15, 1998, ProLogis declared a distribution of $0.3183 per Common Share payable on February 24, 1999 to shareholders of record as of February 10, 1999.

   In connection with the 1997 Merger discussed in Note 8, Security Capital issued $101.0 million of warrants pro rata to holders of Common Shares (other than Security Capital), Series B preferred shares and limited partnership units to acquire 3,608,202 shares of Class B common stock of Security Capital. Holders of Common Shares and holders of limited partnership units received
0.046549 warrants for each Common Share or unit held and holders of Series B preferred shares received 0.059676 warrants for each preferred share held. Each warrant was exercisable into one share of Security Capital Class B common stock at an exercise price of $28.00 per share. The warrants expired in September 1998. Security Capital issued the warrants as an incentive to ProLogis' shareholders to vote in favor of the 1997 Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

   The dividends paid on the Series A, Series B, Series C and Series D preferred shares are as follows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                    1998 (1)  1997 (1) 1996 (1)
                                                    --------  -------- --------
      Series A.....................................   2.35      2.35     2.35
      Series B.....................................   1.75      1.75     1.50(2)
      Series C.....................................   4.27      4.27     0.57(2)
      Series D.....................................   1.42(3)    --       --

--------
(1) For federal income tax purposes all of the preferred dividends are ordinary income to the holders of the preferred shares.
(2) For the period from date of issuance to December 31, 1996.
(3) For the period from date of issuance to December 31, 1998.

   ProLogis' tax return for the year ended December 31, 1998 has not been filed, therefore the taxability information for 1998 is based upon the best available data. ProLogis' tax returns have not been examined by the Internal Revenue Service. Consequently, the taxability of the distributions and dividends is subject to change.

   Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative distributions with respect to the preferred shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then-current distribution period with respect to the preferred shares.

10. Earnings Per Share:

   A reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                        Year Ended December 31,
                                                       -------------------------
                                                         1998     1997    1996
                                                       -------- -------- -------
      Net earnings attributable to Common Shares.....  $ 62,231 $  4,431 $53,460
                                                       ======== ======== =======
      Weighted average Common Shares outstanding--
       basic.........................................   121,721  100,729  84,504
      Incremental effect of common stock equivalents.       307      140       7
                                                       -------- -------- -------
      Adjusted weighted average Common Shares
       outstanding--diluted..........................   122,028  100,869  84,511
                                                       ======== ======== =======
      Per share net earnings attributable to Common
       Shares:
        Basic........................................  $   0.51 $   0.04 $  0.63
                                                       ======== ======== =======
        Diluted......................................  $   0.51 $   0.04 $  0.63
                                                       ======== ======== =======

                                PROLOGIS TRUST

   For the years ended December 31, 1998, 1997 and 1996 there were 5,070,000, 5,190,000 and 5,194,000 weighted average limited partnership units outstanding and 10,055,000, 10,319,000 and 8,831,000 weighted average Series B preferred shares outstanding on an as-converted basis, respectively, that were not assumed converted into Common Shares because they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent years.

11. Long-Term Compensation

 Long-Term Incentive Plan and Share Option Plan for Outside Trustees

   ProLogis has a long-term incentive plan (the "Incentive Plan"), which includes an employee stock purchase plan, a stock option plan and a restricted share unit plan. No more than 9,410,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. The Incentive Plan has a ten-year term.

   Additionally, ProLogis has 100,000 Common Shares authorized for issuance under its Share Option Plan for Outside Trustees (the "Outside Trustees Plan") and 190,000 Common Shares authorized for issuance under the 401(k) Savings Plan and Trust that became effective on January 1, 1998.

 Employee Stock Purchase Plan

   Under the employee stock purchase plan, certain employees of ProLogis purchased 1,356,834 Common Shares on September 8, 1997 at a price of $21.21875 per share. ProLogis financed 95% of the total purchase price through ten-year, recourse notes to the participants aggregating $27.3 million. The loans, which have been recognized as a deduction from shareholders' equity, bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options to purchase Common Shares at a price of $21.21875. As of December 31, 1998, there were 1,246,480 Common Shares securing the employee stock purchase notes. The changes in the notes receivable from employees during 1998 and 1997 are as follows (in thousands):

                                                                1998     1997
                                                               -------  -------
      Balances at January 1................................... $27,186  $   --
      Notes issued............................................     --    27,345
      Principal payments received.............................    (143)     (64)
      Retirements.............................................  (1,796)     (95)
                                                               -------  -------
      Balances at December 31................................. $25,247  $27,186
                                                               =======  =======

   The outstanding notes receivable at December 31, 1998 of $25,247,000 include $22,273,000 due from officers of ProLogis.

                                PROLOGIS TRUST

 Stock Options

   ProLogis has granted stock options under the Incentive Plan and the Outside Trustees Plan. Stock options outstanding as of December 31, 1998 are as follows:

                                                                        Weighted
                                                                         Average
                               Number of                     Expiration Remaining
                                Options  Exercise Price (1)     Date      Life
                               --------- ------------------- ---------- ---------
      Outside Trustees Plan
       (2)....................    34,000       $15.50-$25.00 1999-2003  2.8 years
      Employee stock purchase
       plan (3)............... 2,493,054           $21.21875      2007  8.7 years
      Stock option plan (3)
       (4):
        1997 awards...........   338,689 $21.21875-$23.96875      2007  8.7 years
        1998 awards........... 1,525,548    $20.9375-$24.625      2008  9.8 years
      Options sold to
       unconsolidated
       subsidiaries (3) (4)...   471,919  $20.9375-$24.65625      2008  9.8 years
                               ---------
          Total............... 4,863,210
                               =========

--------
(1) Exercise price was equal to market price on the date of grant.
(2) Options are fully exercisable.
(3) Graded vesting at various rates over periods from two to ten years, subject to certain conditions.
(4) The holders are awarded dividend equivalent units each year of the plan.

   The weighted average fair value of the options issued under the Incentive Plan (excluding options sold to unconsolidated subsidiaries) and the Outside Trustees Plan during 1998 was approximately $2.39 per option. The weighted average fair value of the options sold to unconsolidated subsidiaries in 1998 was approximately $2.82 per option. The activity with respect to ProLogis' stock option plans for the years ended December 31, 1998, 1997 and 1996 is presented below. All grants during 1996 relate to the Outside Trustees Plan.

                                                            Weighted
                                                            Average   Number of
                                                 Number of  Exercise   Options
                                                  Options    Price   Exercisable
                                                 ---------  -------- -----------
      Balance at December 31, 1995..............    10,000   $15.80    10,000
        Granted.................................     8,000    17.50     8,000
        Forfeited...............................       --       --        --
                                                 ---------   ------    ------
      Balance at December 31, 1996..............    18,000    16.56    18,000
        Granted................................. 3,097,012    21.24     8,000
        Exercised...............................       --       --        --
        Forfeited...............................   (11,721)   21.22       --
                                                 ---------   ------    ------
      Balance at December 31, 1997.............. 3,103,291    21.21    26,000
        Granted/Sold............................ 2,011,392    21.17     8,000
        Exercised...............................       --       --        --
        Forfeited...............................  (251,473)   21.22       --
                                                 ---------   ------    ------
      Balance at December 31, 1998.............. 4,863,210   $21.19    34,000
                                                 =========   ======    ======

   ProLogis did not recognize compensation expense in 1998, 1997 or 1996 related to stock options granted as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation

                                PROLOGIS TRUST
expense for these plans been determined using an option valuation model as provided in SFAS No. 123, ProLogis' net earnings attributable to Common Shares and net earnings per Common Share would change as follows:

                                                                  1998    1997
                                                                 ------- ------
      Net earnings attributable to Common Shares:
        As reported............................................. $62,231 $4,431
        Pro forma...............................................  60,805  4,016
      Basic and diluted net earnings per Common Share:
        As reported............................................. $  0.51 $ 0.04
        Pro forma...............................................    0.50   0.04

   Since employee stock options vest over several years and additional grants are likely to be made in future years, the pro forma compensation cost may not be representative of that to be expected in future years.

   The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                                              1998       1997
                                                           ---------- ----------
      Risk-free interest rate.............................      4.74%      6.35%
      Forecasted dividend yield...........................      7.36%      7.36%
      Volatility..........................................     27.37%     19.20%
      Weighted average option life........................ 6.75 years 6.75 years

 Restricted Share Units

   On October 15, 1998, the Board granted 377,500 restricted share units ("RSU") to twelve officers of ProLogis. The RSUs vest 25% per year beginning December 31, 1999 through December 31, 2002 and earn DEUs in accordance with the DEU awards under the Incentive Plan. The RSUs are valued on the award date based upon the market price of Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period. The RSUs granted in 1998 were valued at $8.0 million, of which ProLogis recognized $272,700 of compensation expense in 1998, net of amounts capitalized.

 Dividend Equivalent Units ("DEUs")

   DEUs in the form of Common Shares are awarded at a rate of one Common Share per DEU on December 31st of each year of the ten-year stock option plan and are vested to the same extent the underlying stock options are vested. The DEUs are valued on the award date based upon the market price of the Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period. As of December 31, 1998, there were 32,510 DEUs outstanding (30,129 awarded on December 31, 1998 and 2,381 awarded on December 31, 1997). ProLogis recognized compensation expense related to the DEUs of $5,000 in 1998, net of amounts capitalized.

 401(k) Savings Plan and Trust

   ProLogis has a 401(k) Savings Plan and Trust, that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation (within the statutory compensation limit). The vesting of contributed Common Shares is based on the employee's years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 1998, no Common Shares have been issued under the 401(k) Savings Plan and Trust as all matching contributions have been made with Common Shares purchased in the public market.

 Nonqualified Savings Plan

   Effective January 1, 1998, ProLogis established the Nonqualified Savings Plan to provide benefits for a select group of management. The purpose of this plan is to allow highly compensated employees the opportunity

                                PROLOGIS TRUST
to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Savings Plan and Trust. ProLogis will match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Savings Plan and Trust and this plan, and (b) 3% of total compensation up to certain levels. The matching account will vest in the same manner as the 401(k) Savings Plan and Trust.

 Warrants

   During 1998, 11,764 warrants were exercised at an exercise price of $10.00. There were no outstanding warrants as of December 31, 1998.

12. Selected Quarterly Financial Data (Unaudited):

   Selected quarterly financial data (in thousands, except for per share amounts) for 1998 and 1997 is as follows:

                                         Three Months Ended,
                             --------------------------------------------
                                        June
                             March 31,   30,   September 30, December 31,  Total
                             --------- ------- ------------- ------------ --------
   1998:
     Rental income.........   $78,565  $84,353   $ 88,687      $93,441    $345,046
                              =======  =======   ========      =======    ========
     Earnings from
      operations...........   $35,458  $35,589   $  6,407      $32,991    $110,445
     Minority interest
      share in earnings....       979    1,075      1,047        1,580       4,681
     Gain on disposition of
      real estate..........     2,066    2,212        --         1,287       5,565
                              -------  -------   --------      -------    --------
     Net earnings..........    36,545   36,726      5,360       32,698     111,329
     Less preferred share
      dividends............     8,799   13,075     13,669       13,555      49,098
                              -------  -------   --------      -------    --------
     Net earnings (loss)
      attributable to
      Common Shares........   $27,746  $23,651   $ (8,309)     $19,143    $ 62,231
                              =======  =======   ========      =======    ========
     Basic net earnings
      (loss) attributable
      to Common Shares.....   $  0.24  $  0.19   $  (0.07)     $  0.16    $   0.51
                              =======  =======   ========      =======    ========
     Diluted net earnings
      (loss) attributable
      to Common Shares.....   $  0.23  $  0.19   $  (0.07)     $  0.16    $   0.51
                              =======  =======   ========      =======    ========
   1997:
     Rental income.........   $67,386  $69,157   $ 72,376      $75,614    $284,533
                              =======  =======   ========      =======    ========
     Earnings from
      operations...........   $26,456  $29,051   $(48,363)     $28,787    $ 35,931
     Minority interest
      share in earnings....       895      940        928          797       3,560
     Gain on disposition of
      real estate..........       --     3,773      2,756          849       7,378
                              -------  -------   --------      -------    --------
     Net earnings (loss)...    25,561   31,884    (46,535)      28,839      39,749
     Less preferred share
      dividends............     8,829    8,830      8,829        8,830      35,318
                              -------  -------   --------      -------    --------
     Net earnings (loss)
      attributable to
      Common Shares........   $16,732  $23,054   $(55,364)     $20,009    $  4,431
                              =======  =======   ========      =======    ========
     Basic net earnings
      (loss) attributable
      to Common Shares.....   $  0.17  $  0.24   $  (0.55)     $  0.18    $   0.04
                              =======  =======   ========      =======    ========
     Diluted net earnings
      (loss) attributable
      to Common Shares.....   $  0.17  $  0.23   $  (0.55)     $  0.18    $   0.04
                              =======  =======   ========      =======    ========

                                PROLOGIS TRUST

13. Related Party Transactions:

   ProLogis leases space to related parties on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties. These transactions are summarized as follows:

                                      Security     REIT     Property
                                     Capital &  Management Management
                                     Affiliates  Company    Company     Total
                                     ---------- ---------- ---------- ----------
      Rental revenue during the
       year ended December 31,
       1996........................   $593,657   $210,856   $571,970  $1,376,483
      Rental revenue during the
       year ended December 31,
       1997........................   $833,150   $145,244   $550,092  $1,528,486
      Rental revenue during the
       year ended December 31,
       1998........................   $716,725        n/a        n/a  $  716,725
      Square feet leased as of
       December 31, 1998...........    113,139        n/a        n/a     113,139
      Annualized revenue for leases
       in effect as of December 31,
       1998........................   $740,309        n/a        n/a  $  740,309

   The management companies were merged with and into ProLogis on September 8, 1997 as discussed in Note 8. For the REIT management company and the property management company, amounts included for the year ended December 31, 1997 are for the period from January 1, 1997 to September 8, 1997.

14. Financial Instruments:

 Fair Value of Financial Instruments

   The following estimates of the fair value of financial instruments have been determined by ProLogis using available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgement and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts ProLogis would realize upon disposition.

   As of December 31, 1998 and 1997, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit and short-term borrowings balances approximate fair value as of those dates since the interest rate fluctuates based on published market rates. As of December 31, 1998 and 1997, the fair values of the senior unsecured debt and the secured debt (including mortgage notes, assessment bonds and securitized debt) have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The increase in the fair value of ProLogis' senior unsecured debt and secured debt over the carrying value in the table below is a result of a net reduction in the interest rates available to ProLogis as of December 31, 1998 and 1997, from the interest rates in effect at the dates of issuance. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates.

   As of December 31, 1998 and 1997, the fair value of ProLogis' derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers. The

                                PROLOGIS TRUST
following table reflects the carrying amount and estimated fair value of ProLogis' financial instruments (in thousands):

                                               December 31,
                                  ------------------------------------------
                                          1998                  1997
                                  ----------------------  ------------------
                                   Carrying               Carrying    Fair
                                    Amount    Fair Value   Amount    Value
                                  ----------  ----------  --------  --------
      Balance sheet financial
       instruments
        Senior unsecured debt.... $1,083,641  $1,108,692  $724,052  $755,799
        Secured debt............. $  227,804  $  232,809  $133,028  $137,628
      Derivative financial
       instruments
        Interest rate contracts.. $  (26,050) $  (26,050) $    --   $ (8,621)
        Foreign currency
         contracts............... $      --   $      --   $ (6,028) $ (6,028)

 Derivative Financial Instruments

   ProLogis occasionally uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing obligations or anticipated transactions. ProLogis does not use derivative financial instruments for trading purposes.

   The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). Through hedging, ProLogis can effectively manage the risk of increases in interest rates and fluctuations in foreign currency exchange rates.

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

   The following table summarizes the activity in interest rate contracts for the years ended December 31, 1998 and 1997 (in millions):

                                                  Interest Rate   Interest Rate
                                                Futures Contracts     Swaps
                                                ----------------- -------------
      Notional amount as of December 31, 1996..      $ 106.0         $ 33.0
      New contracts (1)........................         75.0           75.0
      Matured or expired contracts (2).........       (106.0)         (33.0)
      Terminated contracts.....................          --             --
                                                     -------         ------
      Notional amount as of December 31, 1997..         75.0           75.0
                                                     -------         ------
      New contracts............................          --             --
      Matured or expired contracts.............          --             --
      Terminated contracts.....................          --             --
                                                     -------         ------
      Notional amount as of December 31, 1998
       (1).....................................      $  75.0         $ 75.0
                                                     =======         ======

--------
(1) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which have been renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.

                                PROLOGIS TRUST

  During the third quarter of 1998, ProLogis determined that the interest rate protection agreements would no longer qualify for hedge accounting treatment under GAAP based upon the following:
  . Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e., ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and
  . ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).

  Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements were terminated in February 1999 at a cost of $27.0 million and were used to set the interest rate associated with the $200.0 million secured financing transaction with MGT that is scheduled to be completed in the first quarter of 1999.
(2) Deferred gains totaling $1.9 million on matured, expired or terminated contracts were recorded on the balance sheet as of December 31, 1997. These gains relate to the unwind of hedges placed for the February and July 1997 offerings of senior unsecured debt offerings and are being amortized over the term of the related debt.

   On December 22, 1997, ProLogis entered into two separate contracts to (i) exchange $373.8 million for 2.9 billion Swedish krona, and (ii) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market as of December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 at a net loss of $4.0 million. Accordingly, ProLogis recognized a net gain of $2.0 million in 1998. These foreign currency exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

15. Commitments and Contingencies:

 Environmental Matters

   All of the facilities acquired by ProLogis have been subjected to Phase I environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of any environmental liability (including asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis' business, financial condition or results of operations.

16. Business Segments:

   ProLogis has three reportable business segments:

  . acquisition and development of industrial distribution facilities for long-term ownership and leasing in the United States, Europe (a portion of which is owned through Garonor Holdings, an unconsolidated subsidiary) and Mexico--each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

                                PROLOGIS TRUST

  . operation of refrigerated distribution facilities through unconsolidated subsidiaries in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.)--each subsidiary's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

  . development of distribution facilities for future sale or on a fee basis in the United States and Mexico and in the United Kingdom through an unconsolidated subsidiary (Kingspark S.A.)--the development activities of ProLogis and its unconsolidated subsidiary are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location.

   Reconciliations of the three reportable segments': (i) income from external customers to ProLogis' total income; (ii) net operating income from external customers to ProLogis' earnings from operations (ProLogis' chief operating decision makers rely primarily on net operating income to make decisions about allocating resources and assessing segment performance); and, (iii) assets to ProLogis' total assets are as follows (in thousands):

                                                    Year ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
   Income:
     Leasing activities:
       United States.............................. $333,494  $283,909  $227,000
       Europe (1).................................    8,059       --        --
       Mexico.....................................    3,499       624       --
                                                   --------  --------  --------
         Total leasing activities segment.........  345,052   284,533   227,000
                                                   ========  ========  ========
     Refrigerated operations:
       United States (2) (3)......................    7,349     3,278       --
       Europe (4) (5).............................   (7,535)      --        --
                                                   --------  --------  --------
         Total refrigerated operations segment....     (186)    3,278       --
                                                   --------  --------  --------
     Development activities:
       United States..............................   17,137    12,374     5,342
       Europe (United Kingdom) (6) (7)............    2,915       --        --
       Mexico.....................................      133       (83)      --
                                                   --------  --------  --------
         Total development activities segment.....   20,185    12,291     5,342
                                                   --------  --------  --------
     Reconciling items:
       Foreign currency exchange gains (losses),
        net.......................................    2,938      (348)      --
       Foreign currency hedge income (expense)....    2,054    (6,028)      --
       Interest income............................    2,752     2,392     1,121
                                                   --------  --------  --------
         Total reconciling items..................    7,744    (3,984)    1,121
                                                   --------  --------  --------
         Total income............................. $372,795  $296,118  $233,463
                                                   ========  ========  ========

                                 PROLOGIS TRUST

                                                   Year ended December 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
   Net operating income:
     Leasing activities:
       United States..........................  $ 306,920  $ 256,953  $ 200,326
       Europe (1).............................      7,710        --         --
       Mexico.................................      3,302        572        --
                                                ---------  ---------  ---------
         Total leasing activities segment.....    317,932    257,525    200,326
                                                ---------  ---------  ---------
     Refrigerated operations:
       United States (2) (3)..................      7,349      3,278        --
       Europe (4) (5).........................     (7,535)       --         --
                                                ---------  ---------  ---------
         Total refrigerated operations
          segment.............................       (186)     3,278        --
                                                ---------  ---------  ---------
     Development activities:
       United States..........................     17,137     12,374      5,342
       Europe (United Kingdom) (6) (7)........      2,915        --         --
       Mexico.................................        133        (83)       --
                                                ---------  ---------  ---------
         Total development activities segment.     20,185     12,291      5,342
                                                ---------  ---------  ---------
     Reconciling items:
       Foreign currency exchange gains
        (losses), net.........................      2,938       (348)       --
       Foreign currency hedge income
        (expense).............................      2,054     (6,028)       --
       Interest income........................      2,752      2,392      1,121
       General and administrative expense.....    (22,957)    (6,855)    (1,025)
       REIT management fee paid to affiliate..        --     (17,791)   (21,472)
       Depreciation and amortization..........   (100,590)   (76,562)   (59,850)
       Interest expense.......................    (77,650)   (52,704)   (38,819)
       Interest rate hedge expense............    (26,050)       --         --
       Costs incurred in acquiring management
        companies from affiliate..............        --     (75,376)       --
       Other expense..........................     (7,983)    (3,891)    (2,913)
                                                ---------  ---------  ---------
         Total reconciling items..............   (227,486)  (237,163)  (122,958)
                                                ---------  ---------  ---------
     Earnings from operations.................  $ 110,445  $  35,931  $  82,710
                                                =========  =========  =========


                                PROLOGIS TRUST

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   Assets:
     Leasing activities:
       United States..................................... $3,073,248 $2,787,118
       Europe (1)........................................    309,639        --
       Mexico............................................     74,494     27,828
                                                          ---------- ----------
         Total leasing activities segment................  3,457,381  2,814,946
                                                          ---------- ----------
     Refrigerated operations:
       United States (2) (3).............................    151,021     85,639
       Europe (4)........................................    221,566        --
                                                          ---------- ----------
         Total refrigerated operations segment...........    372,587     85,639
                                                          ---------- ----------
     Development activities:
       United States.....................................    149,521     86,415
       Europe (United Kingdom) (6).......................    224,769        --
       Mexico............................................     16,465      3,522
                                                          ---------- ----------
         Total development activities segment............    390,755     89,937
                                                          ---------- ----------
     Reconciling items:
       Cash..............................................     63,140     25,009
       Accounts receivable...............................      1,313        167
       Other assets......................................     45,553     18,255
                                                          ---------- ----------
         Total reconciling items.........................    110,006     43,431
                                                          ---------- ----------
       Total assets...................................... $4,330,729 $3,033,953
                                                          ========== ==========

--------
(1) Includes $6,000 of income recognized under the equity method of accounting related to ProLogis' investment in Garonor Holdings. See Note 4 for summarized financial information of Garonor Holdings.
(2) Represents amount recognized under the equity method of accounting related to ProLogis' investment in ProLogis Logistics. See Note 4 for summarized financial information of ProLogis Logistics.
(3) Includes one facility in Canada.
(4) Represents amount recognized under the equity method of accounting related to ProLogis' investment in Frigoscandia S.A. See Note 4 for summarized financial information of Frigoscandia S.A.
(5) Includes a net loss of $13.3 million from the remeasurement of intercompany and other debt based on the foreign currency exchange rates in effect as of December 31, 1998.
(6) Represents amount recognized under the equity method of accounting related to ProLogis' investment in Kingspark S.A. See Note 4 for summarized financial information of Kingspark S.A.
(7) Includes a net loss of $0.9 million from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of December 31, 1998.

   ProLogis' largest customer accounted for 1.16% of ProLogis' 1998 rental income (on an annualized basis), and the annualized base rent for ProLogis' 20 largest customers accounted for approximately 12.56% of ProLogis' 1998 rental income (on an annualized basis).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust:

   We have audited, in accordance with generally accepted auditing standards, the financial statements of ProLogis Trust included in this Form 10-K, and have issued our report thereon dated March 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III--Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The
Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
March 5, 1999

                                PROLOGIS TRUST

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried
                                       ProLogis                             as of December 31, 1998
                                  ------------------- Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------ ------------ ------------ ------------
Operating
Properties
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center..........     2           $6,322   $   --          $15,608      $6,761   $15,169      $21,930      $  (152)
 Zaandam
 Distribution
 Center..........     1            1,265     7,171             972       2,022     7,386        9,408         (183)
                       Date of
                    Construction/
   Description       Acquisition
   -----------     ---------------
Operating
Properties
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center..........       1998
 Zaandam
 Distribution
 Center..........       1998

Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........     6            3,437       --           13,834       5,188    12,083       17,271         (598)
 Atlanta NE
 Distribution
 Center..........     8            5,582     3,047          24,278       6,276    26,631       32,907       (1,817)
 Atlanta West
 Distribution
 Center..........    20            6,771    34,785          10,109       6,776    44,889       51,665       (5,299)
 Carter-Pacific
 Business Center.     3              556     3,151             552         556     3,703        4,259         (362)
 International
 Airport
 Industrial
 Center..........     9     (d)    2,939    14,146           4,926       2,972    19,039       22,011       (2,525)
 LaGrange
 Distribution
 Center..........     1              174       986             122         174     1,108        1,282         (167)
 Northeast
 Industrial
 Center..........     4            1,109     6,283             149       1,050     6,491        7,541         (609)
 Northmont
 Industrial
 Center..........     1              566     3,209             187         566     3,396        3,962         (482)
 Oakcliff
 Industrial
 Center..........     3              608     3,446             387         608     3,833        4,441         (466)
 Olympic
 Industrial
 Center..........     2              698     3,956           1,573         757     5,470        6,227         (520)
 Peachtree
 Commerce
 Business Center.     4     (d)      707     4,004             676         707     4,680        5,387         (704)
 Peachtree
 Distribution
 Center..........     1              302     1,709              37         302     1,746        2,048         (232)
 Piedmont Court
 Distribution
 Center..........     2              885     5,013             483         885     5,496        6,381         (257)
 Plaza Industrial
 Center..........     1               66       372              85          66       457          523          (53)
 Pleasantdale
 Industrial
 Center..........     2              541     3,184             403         541     3,587        4,128         (460)
 Regency
 Industrial
 Center..........     9            1,853    10,480             802       1,856    11,279       13,135       (1,579)
 Riverside
 Distribution
 Center..........     1              271       --            2,939         294     2,916        3,210         (222)
 Sullivan 75
 Distribution
 Center..........     3     (d)      728     4,123             558         728     4,681        5,409         (638)
 Tradeport
 Distribution
 Center..........     3            1,464     4,563           5,267       1,479     9,815       11,294       (1,028)
 Weaver
 Distribution
 Center..........     2              935     5,182             577         935     5,759        6,694         (747)
 Westfork
 Industrial
 Center..........    10            2,483    14,115             697       2,483    14,812       17,295       (1,729)
 Zip Industrial
 Center..........     4              533     3,023            (237)        485     2,834        3,319          --
Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........  1996,1997, 1998
 Atlanta NE
 Distribution
 Center..........     1996,1997
 Atlanta West
 Distribution
 Center..........     1994,1996
 Carter-Pacific
 Business Center.       1995
 International
 Airport
 Industrial
 Center..........     1994,1995
 LaGrange
 Distribution
 Center..........       1994
 Northeast
 Industrial
 Center..........       1996
 Northmont
 Industrial
 Center..........       1994
 Oakcliff
 Industrial
 Center..........       1995
 Olympic
 Industrial
 Center..........       1996
 Peachtree
 Commerce
 Business Center.       1994
 Peachtree
 Distribution
 Center..........       1994
 Piedmont Court
 Distribution
 Center..........       1997
 Plaza Industrial
 Center..........       1995
 Pleasantdale
 Industrial
 Center..........       1995
 Regency
 Industrial
 Center..........       1994
 Riverside
 Distribution
 Center..........       1997
 Sullivan 75
 Distribution
 Center..........     1994,1995
 Tradeport
 Distribution
 Center..........     1994,1996
 Weaver
 Distribution
 Center..........       1995
 Westfork
 Industrial
 Center..........       1995
 Zip Industrial
 Center..........       1996

Austin, Texas
 Corridor Park
 Corporate
 Center..........     6            2,109     1,681          13,413       2,113    15,090       17,203       (1,406)
 Montopolis
 Distribution
 Center..........     1              580     3,384             657         580     4,041        4,621         (677)
 Pecan Business
 Center..........     4              630     3,572             404         631     3,975        4,606         (452)
Austin, Texas
 Corridor Park
 Corporate
 Center..........     1995,1996
 Montopolis
 Distribution
 Center..........       1994
 Pecan Business
 Center..........       1995

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                       Gross Amounts At Which Carried as
                                      To ProLogis                             of December 31, 1998
                                  ------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------- ------------ ------------ ------------
 Rutland
 Distribution
 Center..........     2           $  460   $ 2,617         $   220      $   462   $ 2,835      $ 3,297      $  (473)
 Southpark
 Corporate
 Center..........     7            1,946       --           15,199        1,946    15,199       17,145       (1,576)
 Walnut Creek
 Corporate
 Center..........    12            2,707     5,649          16,134        2,707    21,783       24,490       (2,171)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------
 Rutland
 Distribution
 Center..........           1993
 Southpark
 Corporate
 Center..........      1994,1995,1996
 Walnut Creek
 Corporate
 Center..........      1994,1995,1996

Birmingham,
Alabama
 Oxmoor
 Distribution
 Center..........     4     (d)    2,398    13,591             858        2,398    14,449       16,847       (2,213)
 Perimeter
 Distribution
 Center..........     2            2,489    14,109             645        2,490    14,753       17,243       (2,283)
Birmingham,
Alabama
 Oxmoor
 Distribution
 Center..........           1994
 Perimeter
 Distribution
 Center..........           1994

Charlotte, North
Carolina
 Barringer
 Industrial
 Center..........     3              308     1,746             476          308     2,222        2,530         (337)
 Bond
 Distribution
 Center..........     2              905     5,126             889          905     6,015        6,920         (937)
 Charlotte
 Commerce Center.    10            4,341    24,954           2,189        4,342    27,142       31,484       (4,130)
 Charlotte
 Distribution
 Center..........     9            4,579       --           23,698        6,096    22,181       28,277       (1,423)
 Interstate North
 Business Park...     2              535     3,030             205          535     3,235        3,770         (180)
 Northpark
 Distribution
 Center..........     2            1,183     6,707             243        1,184     6,949        8,133         (396)
Charlotte, North
Carolina
 Barringer
 Industrial
 Center..........           1994
 Bond
 Distribution
 Center..........           1994
 Charlotte
 Commerce Center.           1994
 Charlotte
 Distribution
 Center..........  1995, 1996, 1997, 1998
 Interstate North
 Business Park...           1997
 Northpark
 Distribution
 Center..........        1994,1998

Chattanooga,
Tennessee
 Stone Fort
 Distribution
 Center..........     4            2,063    11,688             189        2,063    11,877       13,940       (1,685)
 Tiftonia
 Distribution
 Center..........     1              146       829             184          146     1,013        1,159         (122)
Chattanooga,
Tennessee
 Stone Fort
 Distribution
 Center..........           1994
 Tiftonia
 Distribution
 Center..........           1995


Chicago, Illinois
 Addison
 Distribution
 Center..........     1              646     3,662             393          640     4,061        4,701         (276)
 Alsip
 Distribution
 Center..........     1            1,268     7,185           3,680        1,273    10,860       12,133         (392)
 Bedford Park
 Distribution
 Center..........     1              473     2,678              40          473     2,718        3,191         (211)
 Bensenville
 Distribution
 Center..........     2            1,668     9,448           2,506        1,667    11,955       13,622         (370)
 Bridgeview
 Distribution
 Center..........     4            1,302     7,378             675        1,303     8,052        9,355         (668)
 Des Plaines
 Distribution
 Center..........     3            2,158    12,232             590        2,159    12,821       14,980       (1,190)
 Elk Grove
 Distribution
 Center..........    10     (d)    4,024    22,798           2,685        4,023    25,484       29,507       (2,197)
 Elmhurst
 Distribution
 Center..........     1              713     4,043              60          713     4,103        4,816         (209)
 Glenview
 Distribution
 Center..........     1     (d)      214     1,213              49          214     1,262        1,476          (95)
 Itasca
 Distribution
 Center..........     3            1,613     9,143             162        1,613     9,305       10,918         (302)
 Mitchell
 Distribution
 Center..........     1     (d)    1,236     7,004             606        1,236     7,610        8,846         (641)
 North Avenue
 Distribution
 Center..........     3            3,201       --           17,185        3,934    16,452       20,386         (140)
 Northlake
 Distribution
 Center..........     1              372     2,106              51          372     2,157        2,529         (192)
 O'Hare Cargo
 Distribution
 Center..........     2            3,566       --           13,115        5,924    10,757       16,681         (126)
 Remington Lakes
 Business Park...     1            1,023       --            6,510        1,193     6,340        7,533          --
 Tri-Center
 Distribution
 Center..........     3              889     5,038             263          889     5,301        6,190         (402)
 Woodale
 Distribution
 Center..........     1              263     1,490              64          263     1,554        1,817          (82)
Chicago, Illinois
 Addison
 Distribution
 Center..........           1997
 Alsip
 Distribution
 Center..........           1998
 Bedford Park
 Distribution
 Center..........           1996
 Bensenville
 Distribution
 Center..........        1997, 1998
 Bridgeview
 Distribution
 Center..........           1996
 Des Plaines
 Distribution
 Center..........        1995, 1996
 Elk Grove
 Distribution
 Center..........   1995,1996,1997,1998
 Elmhurst
 Distribution
 Center..........           1997
 Glenview
 Distribution
 Center..........           1996
 Itasca
 Distribution
 Center..........     1996, 1997, 1998
 Mitchell
 Distribution
 Center..........           1996
 North Avenue
 Distribution
 Center..........        1997, 1998
 Northlake
 Distribution
 Center..........           1996
 O'Hare Cargo
 Distribution
 Center..........           1997
 Remington Lakes
 Business Park...           1998
 Tri-Center
 Distribution
 Center..........           1996
 Woodale
 Distribution
 Center..........           1997

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                           as of December 31, 1998
                                  ------------------- Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------ ------------ ------------ ------------
Cincinnati, Ohio
 Airpark
 Distribution
 Center..........     3           $2,126   $   --          $14,010      $2,380   $13,756      $16,136      $  (988)
 Blue
 Ash/Interstate
 Distribution
 Center..........     1              144       817             497         144     1,314        1,458         (130)
 Capital
 Distribution
 Center I........     4            1,750     9,922             924       1,751    10,845       12,596       (1,400)
 Capital
 Distribution
 Center II.......     5            1,953    11,067           1,334       1,953    12,401       14,354       (1,681)
 Capital
 Industrial
 Center I........    10            1,039     5,885           1,475       1,039     7,360        8,399         (913)
 Empire
 Distribution
 Center..........     3              529     2,995             442         529     3,437        3,966         (374)
 Kentucky Drive
 Business Center.     4              553     3,134             583         553     3,717        4,270         (219)
 Princeton
 Distribution
 Center..........     1              816       --            4,182       1,070     3,928        4,998          --
 Production
 Distribution
 Center..........     2     (e)      717     2,717           2,505         700     5,239        5,939         (389)
 Sharonville
 Distribution
 Center..........     3            1,761       --           11,167       2,426    10,502       12,928         (216)
 Springdale
 Commerce Center.     3              421     2,384             858         421     3,242        3,663         (315)
 Union Center
 Business Park...     1              409       --            9,576         580     9,405        9,985          --
                       Date of
                    Construction/
   Description       Acquisition
   -----------     ---------------
Cincinnati, Ohio
 Airpark
 Distribution
 Center..........     1996,1998
 Blue
 Ash/Interstate
 Distribution
 Center..........       1995
 Capital
 Distribution
 Center I........       1994
 Capital
 Distribution
 Center II.......       1994
 Capital
 Industrial
 Center I........     1994,1995
 Empire
 Distribution
 Center..........       1995
 Kentucky Drive
 Business Center.       1997
 Princeton
 Distribution
 Center..........       1997
 Production
 Distribution
 Center..........     1994,1998
 Sharonville
 Distribution
 Center..........     1997,1998
 Springdale
 Commerce Center.       1996
 Union Center
 Business Park...       1998

Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........     4            2,266       --           25,076       2,297    25,045       27,342       (1,706)
 Columbus West
 Industrial
 Center..........     3              645     3,655             691         645     4,346        4,991         (501)
 Corporate Park
 West............     2              679     3,849             242         679     4,091        4,770         (342)
 Fisher
 Distribution
 Center..........     1            1,197     6,785             759       1,197     7,544        8,741         (988)
 International
 Street Commerce.     1              235       --            2,815         249     2,801        3,050          (34)
 McCormick
 Distribution
 Center..........     5            1,664     9,429           1,056       1,664    10,485       12,149       (1,410)
 New World
 Distribution
 Center..........     1              207     1,173             548         207     1,721        1,928         (242)
 Westbelt
 Business Center.     2              465     2,635             115         465     2,750        3,215          (69)
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........     1996,1998
 Columbus West
 Industrial
 Center..........       1995
 Corporate Park
 West............       1996
 Fisher
 Distribution
 Center..........       1995
 International
 Street Commerce.       1997
 McCormick
 Distribution
 Center..........       1994
 New World
 Distribution
 Center..........       1994
 Westbelt
 Business Center.       1998

Dallas/Fort
Worth, Texas
 Carter
 Industrial
 Center..........     1              334       --            2,323         334     2,323        2,657         (190)
 Dallas Corporate
 Center..........     9     (d)    4,753       --           26,751       4,900    26,604       31,504       (1,494)
 Franklin
 Distribution
 Center..........     2              528     2,991             736         528     3,727        4,255         (575)
 Freeport
 Distribution
 Center..........     4            1,393     5,549           3,280       1,440     8,782       10,222         (388)
 Great Southwest
 Distribution
 Center..........    16     (d)    4,848    19,430          10,590       4,966    29,902       34,868       (2,308)
 Great Southwest
 Industrial
 Center I........     2     (d)      308     1,744             178         308     1,922        2,230         (203)
 Great Southwest
 Industrial
 Center II.......     1              836       --            6,077       1,010     5,903        6,913          --
 Lone Star
 Distribution
 Center..........     2              967     5,477             214         967     5,691        6,658         (498)
 Metropolitan
 Distribution
 Center..........     1              201     1,097             722         297     1,723        2,020         (192)
Dallas/Fort
Worth, Texas
 Carter
 Industrial
 Center..........       1996
 Dallas Corporate
 Center..........  1996,1997, 1998
 Franklin
 Distribution
 Center..........       1994
 Freeport
 Distribution
 Center..........  1996,1997, 1998
 Great Southwest
 Distribution      1994,1995,1996,
 Center..........     1997,1998
 Great Southwest
 Industrial
 Center I........       1995
 Great Southwest
 Industrial
 Center II.......       1997
 Lone Star
 Distribution
 Center..........       1996
 Metropolitan
 Distribution
 Center..........       1995

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                           as of December 31, 1998
                                  ------------------- Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------ ------------ ------------ ------------
 Northgate
 Distribution
 Center..........     5           $1,570   $ 8,897         $   898      $1,570   $ 9,795      $11,365      $(1,348)
 Northpark
 Business Center.     2              467     2,648             226         467     2,874        3,341         (272)
 Redbird
 Distribution
 Center..........     1              196     1,112              78         196     1,190        1,386         (195)
 Royal Commerce
 Center..........     4     (d)    1,975    11,190             460       1,975    11,650       13,625         (504)
 Stemmons
 Distribution
 Center..........     1              272     1,544             473         272     2,017        2,289         (239)
 Stemmons
 Industrial
 Center..........    11            1,497     8,484           1,526       1,497    10,010       11,507       (1,228)
 Trinity Mills
 Distribution
 Center..........     4     (d)    1,709     9,684           1,197       1,709    10,881       12,590         (972)
                    Date of Construction/
   Description           Acquisition
   -----------     ------------------------
 Northgate
 Distribution
 Center..........         1994,1996
 Northpark
 Business Center.         1995,1996
 Redbird
 Distribution
 Center..........            1994
 Royal Commerce
 Center..........            1997
 Stemmons
 Distribution
 Center..........            1995
 Stemmons
 Industrial
 Center..........       1994,1995,1996
 Trinity Mills
 Distribution
 Center..........            1996

Denver, Colorado
 Denver Business
 Center..........     6            1,687     7,486          10,470       1,742    17,901       19,643       (1,929)
 Havana
 Distribution
 Center..........     1              401     2,281             240         401     2,521        2,922         (440)
 Moline
 Distribution
 Center..........     1              327     1,850             159         327     2,009        2,336         (323)
 Moncrieff
 Distribution
 Center..........     1              314     2,493             401         314     2,894        3,208         (559)
 Pagosa
 Distribution
 Center..........     1              406     2,322             407         406     2,729        3,135         (514)
 Upland
 Distribution
 Center I........     6              820     5,710           8,015         821    13,724       14,545       (2,234)
 Upland
 Distribution
 Center II.......     6            2,456    13,946             974       2,489    14,887       17,376       (2,600)
Denver, Colorado
 Denver Business
 Center..........    1992,1994,1996,1998
 Havana
 Distribution
 Center..........            1993
 Moline
 Distribution
 Center..........            1994
 Moncrieff
 Distribution
 Center..........            1992
 Pagosa
 Distribution
 Center..........            1993
 Upland
 Distribution
 Center I........       1992,1994,1995
 Upland
 Distribution
 Center II.......         1993,1994

East Bay (San
Francisco),
California
 East Bay
 Industrial
 Center..........     1              531     3,009             187         531     3,196        3,727         (472)
 Eigenbrodt Way
 Distribution
 Center..........     1     (d)      393     2,228              83         393     2,311        2,704         (387)
 Hayward Commerce
 Center..........     4            1,933    10,955             518       1,933    11,473       13,406       (1,920)
 Hayward Commerce
 Park............     9            2,764    15,661           1,740       2,764    17,401       20,165       (2,837)
 Hayward
 Distribution
 Center..........     6     (f)    2,906    19,165             729       3,327    19,473       22,800       (3,227)
 Hayward
 Industrial
 Center..........    13     (d)    4,481    25,393           1,545       4,481    26,938       31,419       (4,490)
 Patterson Pass
 Business Center.     7            3,340     4,885          13,921       3,530    18,616       22,146       (1,044)
 San Leandro
 Distribution
 Center..........     3            1,387     7,862             258       1,387     8,120        9,507       (1,382)
East Bay (San
Francisco),
California
 East Bay
 Industrial
 Center..........            1994
 Eigenbrodt Way
 Distribution
 Center..........            1993
 Hayward Commerce
 Center..........            1993
 Hayward Commerce
 Park............            1994
 Hayward
 Distribution
 Center..........            1993
 Hayward
 Industrial
 Center..........            1993
 Patterson Pass
 Business Center.       1993,1997,1998
 San Leandro
 Distribution
 Center..........            1993

El Paso, Texas
 Billy the Kid
 Distribution
 Center..........     1              273     1,547             526         273     2,073        2,346         (297)
 Broadbent
 Industrial
 Center..........     3              676     5,183             473         676     5,656        6,332       (1,069)
 Goodyear
 Distribution
 Center..........     1              511     2,899              61         511     2,960        3,471         (453)
 Northwestern
 Corporate
 Center..........     6            1,552       --           16,507       2,205    15,854       18,059       (1,548)
 Pan Am
 Distribution
 Center..........     1              318       --            2,370         318     2,370        2,688         (306)
 Peter Cooper
 Distribution
 Center..........     1     (d)      495     2,816              88         495     2,904        3,399         (441)
 Vista Corporate
 Center..........     4            1,945       --           10,922       1,946    10,921       12,867       (1,183)
 Vista Del Sol
 Industrial
 Center..........    10     (d)    3,501    12,782          19,796       4,893    31,186       36,079       (3,165)
El Paso, Texas
 Billy the Kid
 Distribution
 Center..........            1994
 Broadbent
 Industrial
 Center..........            1993
 Goodyear
 Distribution
 Center..........            1994
 Northwestern
 Corporate
 Center..........  1992,1993,1994,1997,1998
 Pan Am
 Distribution
 Center..........            1995
 Peter Cooper
 Distribution
 Center..........            1994
 Vista Corporate
 Center..........       1994,1995,1996
 Vista Del Sol
 Industrial
 Center..........       1994,1995,1996


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                           as of December 31, 1998
                                  ------------------- Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------ ------------ ------------ ------------
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........     2           $1,253   $ 3,825         $ 3,399      $1,973   $ 6,504      $ 8,477      $  (408)
 Copans
 Distribution
 Center..........     2              504     2,857             389         504     3,246        3,750         (175)
 North Andrews
 Distribution
 Center..........     1     (e)      698     3,956              92         698     4,048        4,746         (562)
 Port 95
 Distribution
 Center I........     5            4,874     6,654          21,225       6,531    26,222       32,753       (1,030)
                       Date of Construction/
   Description              Acquisition
   -----------     -----------------------------
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........            1995,1998
 Copans
 Distribution
 Center..........            1997,1998
 North Andrews
 Distribution
 Center..........              1994
 Port 95
 Distribution
 Center I........         1995,1997,1998

Houston, Texas
 Crosstimbers
 Distribution
 Center..........     1              359     2,035             434         359     2,469        2,828         (383)
 Hempstead
 Distribution
 Center..........     3            1,013     5,740             679       1,013     6,419        7,432       (1,006)
 I-10 Central
 Distribution
 Center..........     2              181     1,023             190         181     1,213        1,394         (190)
 I-10 Central
 Service Center..     1               58       330             105          58       435          493          (67)
 Pine Forest
 Business Center.    18     (d)    4,859    27,557           2,168       4,859    29,725       34,584       (3,790)
 Post Oak
 Business Center.    16     (d)    3,462    17,966           4,467       3,462    22,433       25,895       (3,036)
 Post Oak
 Distribution
 Center..........     7     (d)    2,115    12,017           2,308       2,115    14,325       16,440       (2,399)
 South Loop
 Distribution
 Center..........     5            1,051     5,964           1,706       1,052     7,669        8,721       (1,042)
 Southwest
 Freeway
 Industrial
 Center..........     1               84       476             144          84       620          704          (79)
 West by
 Northwest
 Industrial
 Center..........    16            4,132     8,382          32,150       4,368    40,296       44,664       (3,425)
 White Street
 Distribution
 Center..........     1              469     2,656             232         469     2,888        3,357         (368)
Houston, Texas
 Crosstimbers
 Distribution
 Center..........              1994
 Hempstead
 Distribution
 Center..........              1994
 I-10 Central
 Distribution
 Center..........              1994
 I-10 Central
 Service Center..              1994
 Pine Forest
 Business Center.         1993,1994,1995
 Post Oak
 Business Center.         1993,1994,1996
 Post Oak
 Distribution
 Center..........            1993,1994
 South Loop
 Distribution
 Center..........              1994
 Southwest
 Freeway
 Industrial
 Center..........              1994
 West by
 Northwest
 Industrial
 Center..........  1993,1994,1995,1996,1997,1998
 White Street
 Distribution
 Center..........              1995

Indianapolis,
Indiana
 Eastside
 Distribution
 Center..........     2              471     2,668             289         472     2,956        3,428         (302)
 North by
 Northeast
 Distribution
 Center..........     1            1,058       --            5,964       1,059     5,963        7,022         (788)
 Park 100
 Industrial
 Center..........    24            9,770    55,369           4,088       9,665    59,562       69,227       (6,707)
Indianapolis,
Indiana
 Eastside
 Distribution
 Center..........              1995
 North by
 Northeast
 Distribution
 Center..........              1995
 Park 100
 Industrial
 Center..........            1994,1995

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                      Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                             as of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------
 Park Fletcher
 Distribution
 Center..........    9            $ 2,687   $15,224         $ 1,863      $ 2,736   $17,038      $19,774      $(1,771)
 Plainfield Park
 Distribution
 Center..........    2                885       --            8,460        1,389     7,956        9,345          --
 Shadeland
 Industrial
 Center..........    3                428     2,431             585          429     3,015        3,444         (350)
                         Date of
                      Construction/
   Description         Acquisition
   -----------     -------------------
 Park Fletcher
 Distribution
 Center..........    1994,1995,1996
 Plainfield Park
 Distribution
 Center..........       1997,1998
 Shadeland
 Industrial
 Center..........         1995

Juarez, Mexico
 Salvarcar
 Industrial
 Center..........    3              1,509       --            6,899        2,066     6,342        8,408         (121)
Juarez, Mexico
 Salvarcar
 Industrial
 Center..........         1998

Kansas City,
Kansas/Missouri
 44th Street
 Business Center.    1                143       813             319          143     1,132        1,275         (106)
 Congleton
 Distribution
 Center..........    3                518     2,937             341          518     3,278        3,796         (478)
 Executive Park
 Distribution
 Center..........    1      (d)       258     1,463              42          258     1,505        1,763          (17)
 Lamar
 Distribution
 Center..........    1                323     1,829             529          323     2,358        2,681         (366)
 Macon Bedford
 Distribution
 Center..........    1                304     1,725             389          304     2,114        2,418         (199)
 Platte Valley
 Industrial
 Center..........    11     (d)     3,867    20,017           6,121        4,002    26,003       30,005       (3,050)
 Riverside
 Distribution
 Center..........    5      (d)       533     3,024             731          534     3,754        4,288         (524)
 Riverside
 Industrial
 Center..........    5      (d)     1,012     5,736             372        1,012     6,108        7,120         (850)
 Terrace &
 Lackman
 Distribution
 Center..........    1                285     1,615             432          285     2,047        2,332         (304)
Kansas City,
Kansas/Missouri
 44th Street
 Business Center.         1996
 Congleton
 Distribution
 Center..........         1994
 Executive Park
 Distribution
 Center..........         1998
 Lamar
 Distribution
 Center..........         1994
 Macon Bedford
 Distribution
 Center..........         1996
 Platte Valley
 Industrial
 Center..........       1994,1997
 Riverside
 Distribution
 Center..........         1994
 Riverside
 Industrial
 Center..........         1994
 Terrace &
 Lackman
 Distribution
 Center..........         1994

Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........    2              1,108       --            6,547        1,206     6,449        7,655         (122)
 Hughes Airport
 Center..........    1                876       --            3,331          910     3,297        4,207         (495)
 Las Vegas
 Corporate
 Center..........    7      (f)     4,157       --           21,198        4,763    20,592       25,355       (1,795)
 West One
 Business Center.    4      (d)     2,468    13,985             467        2,468    14,452       16,920       (1,125)
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........         1997
 Hughes Airport
 Center..........         1994
 Las Vegas
 Corporate
 Center..........  1994,1995,1996,1997
 West One
 Business Center.         1996

Los Angeles /
Orange County,
California
 Foothill
 Business Center.    3      (g)     5,530       --           14,305        5,814    14,021       19,835         (338)
 Freeway
 Distribution
 Center..........    3      (g)     3,305    18,729             130        3,305    18,859       22,164         (744)
 Mid-Counties
 Distribution
 Center..........    8      (g)    16,082    15,895          22,801       19,177    35,601       54,778       (2,125)
 North County
 Distribution
 Center..........    2      (g)    16,543       --           22,415       16,374    22,584       38,958       (1,665)
 Ontario
 Distribution
 Center..........    5      (g)     8,085    45,817             369        8,085    46,186       54,271          --
 Pacific Business
 Center..........    5      (g)     4,196       --           21,291        4,379    21,108       25,487         (850)
 Santa Ana
 Distribution
 Center..........    1      (g)       647     3,668              63          647     3,731        4,378         (497)
 Union Pacific
 Distribution
 Center..........    1                559     3,166               6          559     3,172        3,731          --
Los Angeles /
Orange County,
California
 Foothill
 Business Center.       1997,1998
 Freeway
 Distribution
 Center..........         1997
 Mid-Counties
 Distribution
 Center..........    1995,1997,1998
 North County
 Distribution
 Center..........         1996
 Ontario
 Distribution
 Center..........         1998
 Pacific Business
 Center..........       1996,1997
 Santa Ana
 Distribution
 Center..........         1994
 Union Pacific
 Distribution
 Center..........         1998


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost to                      Gross Amounts At Which Carried as
                                         ProLogis                               of December 31, 1998
                                   -------------------- Costs Capitalized --------------------------------- Accumulated
                    No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description      Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------      ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Louisville,
Kentucky
 Airpark Commerce
 Center...........      3          $ 1,361  $   7,715       $     351     $ 1,361  $   8,066    $   9,427     $   (131)
 Louisville
 Distribution
 Center...........      3            1,298      3,402          10,562       1,329     13,933       15,262         (456)
                     Date of Construction/
   Description            Acquisition
   -----------      ------------------------

Louisville,
Kentucky
 Airpark Commerce
 Center...........            1998
 Louisville
 Distribution
 Center...........       1995,1996,1998

Lyon, France......
 L'Isle d'Abeau
 Distribution
 Center...........      2    (d)     2,495      7,062           7,559       2,652     14,464       17,116         (302)
Lyon, France......
 L'Isle d'Abeau
 Distribution
 Center...........         1997,1998

Memphis, Tennessee
 Airport
 Distribution
 Center...........     14            3,923     22,233           3,917       3,923     26,150       30,073       (2,906)
 Delp
 Distribution
 Center...........      8            2,308     13,079           2,424       2,308     15,503       17,811       (1,756)
 Fred Jones
 Distribution
 Center...........      1              125        707              88         125        795          920         (110)
 Raines
 Distribution
 Center...........      1    (d)     1,635      9,264           2,458       1,635     11,722       13,357         (325)
Memphis, Tennessee
 Airport
 Distribution
 Center...........         1995,1996
 Delp
 Distribution
 Center...........         1995,1997
 Fred Jones
 Distribution
 Center...........            1994
 Raines
 Distribution
 Center...........            1998

Monterrey, Mexico
 Monterrey
 Industrial Park..      5            2,714      3,785           9,015       3,773     11,741       15,514         (407)
 Ojo de Agua
 Industrial
 Center...........      1              983        --            5,438       1,138      5,283        6,421          (15)
Monterrey, Mexico
 Monterrey
 Industrial Park..         1997,1998
 Ojo de Agua
 Industrial
 Center...........            1998

Nashville,
Tennessee
  Bakertown
  Distribution
  Center..........      2              463      2,626             151         463      2,777        3,240         (289)
  I-40 Industrial
  Center..........      3              665      3,774             240         666      4,013        4,679         (479)
  Interchange City
  Distribution
  Center..........      7            3,524     12,585           8,967       4,279     20,797       25,076       (1,359)
  Space Park South
  Distribution
  Center..........     15            3,499     19,830           2,388       3,499     22,218       25,717       (3,071)
Nashville,
Tennessee
  Bakertown
  Distribution
  Center..........            1995
  I-40 Industrial
  Center..........         1995,1996
  Interchange City
  Distribution
  Center..........  1994,1995,1996,1997,1998
  Space Park South
  Distribution
  Center..........            1994

New Jersey / I-95
Corridor
  Brunswick
  Distribution
  Center..........      2              870      4,928           1,451         870      6,379        7,249         (453)
  Clearview
  Distribution
  Center..........      1            2,232     12,648             318       2,232     12,966       15,198         (903)
  Cranbury
  Business Park...      2            3,022        --           20,918       5,361     18,579       23,940          (90)
  Kilmer
  Distribution
  Center..........      4            2,526     14,313             630       2,526     14,943       17,469       (1,100)
  Meadowland
  Industrial
  Center..........      8            5,676     32,167          10,882       5,677     43,048       48,725       (2,094)
  National
  Distribution
  Center..........      2              513      2,908             796         513      3,704        4,217          (58)
New Jersey / I-95
Corridor
  Brunswick
  Distribution
  Center..........            1997
  Clearview
  Distribution
  Center..........            1996
  Cranbury
  Business Park...            1998
  Kilmer
  Distribution
  Center..........            1996
  Meadowland
  Industrial
  Center..........         1996,1998
  National
  Distribution
  Center..........            1998

Oklahoma City,
Oklahoma
  Melcat
  Distribution
  Center..........      1              240      1,363             366         240      1,729        1,969         (237)
  Meridian
  Business Center.      2              195      1,109             563         196      1,671        1,867         (208)
  Oklahoma
  Distribution
  Center..........      3              893      5,082             646         893      5,728        6,621       (1,017)
Oklahoma City,
Oklahoma
  Melcat
  Distribution
  Center..........            1994
  Meridian
  Business Center.            1994
  Oklahoma
  Distribution
  Center..........            1993

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Orlando, Florida
 33rd Street
 Industrial
 Center..........      9  (d)(e)  $ 1,980  $  11,237       $     886     $ 1,980  $  12,123    $  14,103     $ (1,360)
 Chancellor
 Distribution
 Center..........      1              380      2,156           1,077         380      3,233        3,613         (375)
 La Quinta
 Distribution
 Center..........      1              354      2,006             576         354      2,582        2,936         (329)
 Orlando Central
 Park............      3            1,378        --            9,080       1,871      8,587       10,458         (210)
 Titusville
 Industrial
 Center..........      1    (d)       283      1,603              86         283      1,689        1,972         (231)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Orlando, Florida
 33rd Street
 Industrial
 Center..........      1994,1995,1996
 Chancellor
 Distribution
 Center..........           1994
 La Quinta
 Distribution
 Center..........           1994
 Orlando Central
 Park............        1997,1998
 Titusville
 Industrial
 Center..........           1994

Paris, France
 Epone
 Distribution
 Center..........      1              255      3,952             --          255      3,952        4,207          (11)
 Longjumeau
 Distribution
 Center..........      1    (d)     1,233      6,988             663       1,343      7,541        8,884         (166)
 Mitry Mory
 Distribution
 Center..........      1    (d)     1,083      6,137           1,286       1,313      7,193        8,506         (362)
 Oceanie
 Distribution
 Center..........      1    (d)       389      7,068             --          389      7,068        7,457          (39)
Paris, France
 Epone
 Distribution
 Center..........           1998
 Longjumeau
 Distribution
 Center..........           1998
 Mitry Mory
 Distribution
 Center..........           1997
 Oceanie
 Distribution
 Center..........           1998

Phoenix, Arizona
 24th Street
 Industrial
 Center..........      2              503      2,852             288         503      3,140        3,643         (528)
 Alameda
 Distribution
 Center..........      2              820      4,977             318         820      5,295        6,115         (633)
 Hohokam 10
 Industrial
 Center..........      5            2,940        --           11,434       2,941     11,433       14,374         (982)
 I-10 West
 Business Center.      3              263      1,525             147         263      1,672        1,935         (306)
 Kyrene Commons
 Distribution
 Center..........      2              586      2,656           1,251         587      3,906        4,493         (644)
 Kyrene Commons
 South
 Distribution
 Center..........      2            1,096        --            4,338       1,163      4,271        5,434          (49)
 Martin Van Buren
 Distribution
 Center..........      6              572      3,285             448         572      3,733        4,305         (592)
 Papago
 Distribution
 Center..........      1              420      2,383              99         420      2,482        2,902         (392)
 Pima
 Distribution
 Center..........      1              306      1,742             216         306      1,958        2,264         (333)
 Watkins
 Distribution
 Center..........      1              242      1,375             192         243      1,566        1,809         (210)
Phoenix, Arizona
 24th Street
 Industrial
 Center..........           1994
 Alameda
 Distribution
 Center..........        1992,1998
 Hohokam 10
 Industrial
 Center..........           1996
 I-10 West
 Business Center.           1993
 Kyrene Commons
 Distribution
 Center..........        1992,1998
 Kyrene Commons
 South
 Distribution
 Center..........           1998
 Martin Van Buren
 Distribution
 Center..........        1993,1994
 Papago
 Distribution
 Center..........           1994
 Pima
 Distribution
 Center..........           1993
 Watkins
 Distribution
 Center..........           1995

Portland, Oregon
 Argyle
 Distribution
 Center..........      3              946      5,388             448         946      5,836        6,782         (983)
 Columbia
 Distribution
 Center..........      2              550      3,121             192         551      3,312        3,863         (456)
 Jennifer
 Distribution
 Center..........      1              915        --            3,978       1,222      3,671        4,893          (49)
 PDX Corporate
 Center East.....      4    (f)     2,198        --           13,647       3,573     12,272       15,845         (376)
 PDX Corporate
 Center North....      7    (f)     2,405        --           10,648       2,542     10,511       13,053       (1,080)
 The Evergreen
 Park............      4            1,092        --            7,537       1,533      7,096        8,629          --
 Wilsonville
 Corporate
 Center..........      6    (f)     2,963        --           11,548       2,964     11,547       14,511       (1,212)
Portland, Oregon
 Argyle
 Distribution
 Center..........           1993
 Columbia
 Distribution
 Center..........           1994
 Jennifer
 Distribution
 Center..........           1998
 PDX Corporate
 Center East.....        1997,1998
 PDX Corporate
 Center North....        1995,1996
 The Evergreen
 Park............           1997
 Wilsonville
 Corporate
 Center..........        1995,1996


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Reno, Nevada
 Golden Valley
 Distribution
 Center..........      2          $   560  $     --        $   9,306     $ 2,028  $   7,838    $   9,866     $   (344)
 Meredith Kleppe
 Business Center.      5            1,573      8,949           1,068       1,573     10,017       11,590       (1,684)
 Pacific
 Industrial
 Center..........      4            2,501        --           10,651       2,501     10,651       13,152       (1,226)
 Packer Way
 Business Center.      3              458      2,604             499         458      3,103        3,561         (534)
 Packer Way
 Distribution
 Center..........      2              506      2,879             359         506      3,238        3,744         (568)
 Spice Island
 Distribution
 Center..........      1              435      2,466           1,075         435      3,541        3,976         (262)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Reno, Nevada
 Golden Valley
 Distribution
 Center..........        1996,1998
 Meredith Kleppe
 Business Center.           1993
 Pacific
 Industrial
 Center..........        1994,1995
 Packer Way
 Business Center.           1993
 Packer Way
 Distribution
 Center..........           1993
 Spice Island
 Distribution
 Center..........           1996

Reynosa, Mexico
 Del Norte
 Industrial
 Center..........      2              809        --            5,976       1,011      5,774        6,785          (36)
 Reynosa
 Industrial
 Center..........      5            1,810      1,038          10,572       2,076     11,344       13,420         (155)
Reynosa, Mexico
 Del Norte
 Industrial
 Center..........           1998
 Reynosa
 Industrial
 Center..........        1997,1998

Rio Grande
Valley, Texas
 McAllen
 Distribution
 Center..........      1              452        --            6,224         530      6,146        6,676          --
 Rio Grande
 Distribution
 Center..........      5    (d)       527      2,987             660         527      3,647        4,174         (412)
 Rio Grande
 Industrial
 Center..........      8    (d)     2,188     12,399           1,839       2,188     14,238       16,426       (1,659)
 Valley
 Industrial
 Center..........      1              230        --            3,745         363      3,612        3,975         (103)
Rio Grande
Valley, Texas
 McAllen
 Distribution
 Center..........           1998
 Rio Grande
 Distribution
 Center..........           1995
 Rio Grande
 Industrial
 Center..........           1995
 Valley
 Industrial
 Center..........           1997

Rotterdam,
Netherlands
 Eamhaven
 Industrial Park.      2              --       7,562           8,458         --      16,020       16,020         (544)
Rotterdam,
Netherlands
 Eamhaven
 Industrial Park.        1997,1998

Salt Lake City,
Utah
 Centennial
 Distribution
 Center..........      2            1,149        --            8,289       1,149      8,289        9,438         (944)
 Clearfield
 Distribution
 Center..........      2            2,500     14,165             506       2,481     14,690       17,171       (1,505)
 Crossroads
 Corporate
 Center..........      1              816        --            4,940         898      4,858        5,756          --
 Salt Lake
 International
 Distribution
 Center..........      2            1,364      2,792           7,724       1,364     10,516       11,880         (888)
Salt Lake City,
Utah
 Centennial
 Distribution
 Center..........           1995
 Clearfield
 Distribution
 Center..........           1995
 Crossroads
 Corporate
 Center..........           1998
 Salt Lake
 International
 Distribution
 Center..........        1994,1996

San Antonio,
Texas
 10711
 Distribution
 Center..........      2              582      3,301             497         582      3,798        4,380         (633)
 Coliseum
 Distribution
 Center..........      2            1,102      2,380          10,387       1,613     12,256       13,869       (1,665)
 Distribution
 Drive Center....      1              473      2,680             563         473      3,243        3,716         (640)
 Downtown
 Distribution
 Center..........      1              241      1,364             227         241      1,591        1,832         (269)
 I-10 Central
 Distribution
 Center..........      1              223      1,275             178         240      1,436        1,676         (317)
 I-35 Business
 Center..........      4              663      3,773             485         663      4,258        4,921         (800)
 Landmark One
 Distribution
 Center..........      1              341      1,933             315         341      2,248        2,589         (326)
 Macro
 Distribution
 Center..........      1              225      1,282             219         225      1,501        1,726         (294)
San Antonio,
Texas
 10711
 Distribution
 Center..........           1994
 Coliseum
 Distribution
 Center..........        1994,1995
 Distribution
 Drive Center....           1992
 Downtown
 Distribution
 Center..........           1994
 I-10 Central
 Distribution
 Center..........           1992
 I-35 Business
 Center..........           1993
 Landmark One
 Distribution
 Center..........           1994
 Macro
 Distribution
 Center..........           1993

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

 Perrin Creek
 Corporate
 Center..........      6          $ 1,547  $     --        $   9,646     $ 1,635  $   9,558    $  11,193     $   (735)
 San Antonio
 Distribution
 Center I........     13            2,154     12,247           2,842       2,154     15,089       17,243       (3,087)
 San Antonio
 Distribution
 Center II.......      3              969        --            5,693         885      5,777        6,662         (879)
 San Antonio
 Distribution
 Center III......      7            2,042      9,684           3,390       1,709     13,407       15,116         (986)
 Tri-County
 Distribution
 Center..........      1              496        --            5,887         680      5,703        6,383          --
 Woodlake
 Distribution
 Center..........      2              248      1,405              91         248      1,496        1,744         (235)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

 Perrin Creek
 Corporate
 Center..........        1995,1996
 San Antonio
 Distribution
 Center I........      1992,1993,1994
 San Antonio
 Distribution
 Center II.......           1994
 San Antonio
 Distribution
 Center III......        1996,1998
 Tri-County
 Distribution
 Center..........           1997
 Woodlake
 Distribution
 Center..........           1994

San Diego,
California
 Carmel Mountain
 Ranch Industrial
 Center..........      3            3,732        --            9,688       3,773      9,647       13,420         (518)
San Diego,
California
 Carmel Mountain
 Ranch Industrial
 Center..........        1996,1997

Seattle,
Washington
 Andover East
 Business Center.      2              535      3,033             237         535      3,270        3,805         (471)
 Fife Corporate
 Center..........      3            4,059        --            9,859       4,209      9,709       13,918         (622)
 Kent Corporate
 Center..........      2    (f)     2,882      1,987           8,398       3,216     10,051       13,267       (1,234)
 Van Doren's
 Distribution
 Center..........      2    (f)     2,473        --            8,638       2,860      8,251       11,111         (505)
Seattle,
Washington
 Andover East
 Business Center.           1994
 Fife Corporate
 Center..........           1996
 Kent Corporate
 Center..........           1995
 Van Doren's
 Distribution
 Center..........        1995,1997

South Bay (San
Francisco),
California
 Bayside Business
 Center..........      2    (f)     2,088        --            4,454       2,088      4,454        6,542         (300)
 Bayside
 Corporate
 Center..........      7    (f)     4,365        --           15,824       4,365     15,824       20,189       (2,106)
 Bayside Plaza I.     12    (f)     5,212     18,008             625       5,216     18,629       23,845       (3,131)
 Bayside Plaza
 II..............      2    (f)       634        --            2,844         634      2,844        3,478         (666)
 Gateway
 Corporate
 Center..........     11  (d)(f)    7,575     24,746           3,945       7,575     28,691       36,266       (5,057)
 Mowry Business
 Center..........      4            5,933        --           17,579       7,815     15,697       23,512         (362)
 Shoreline
 Business Center.      8    (f)     4,328     16,101             427       4,328     16,528       20,856       (2,779)
 Shoreline
 Business Center
 II..............      2    (f)       922        --            4,589         922      4,589        5,511         (822)
 Spinnaker
 Business Center.     12    (f)     7,043     25,220             947       7,043     26,167       33,210       (4,447)
 Thornton
 Business Center.      5    (d)     3,988     11,706           6,176       3,989     17,881       21,870       (2,478)
 Trimble
 Distribution
 Center..........      5            2,836     16,067             830       2,836     16,897       19,733       (2,792)
South Bay (San
Francisco),
California
 Bayside Business
 Center..........           1996
 Bayside
 Corporate
 Center..........        1995,1996
 Bayside Plaza I.           1993
 Bayside Plaza
 II..............           1994
 Gateway
 Corporate
 Center..........        1993,1996
 Mowry Business
 Center..........        1997,1998
 Shoreline
 Business Center.           1993
 Shoreline
 Business Center
 II..............           1995
 Spinnaker
 Business Center.           1993
 Thornton
 Business Center.        1993,1996
 Trimble
 Distribution
 Center..........           1994

St. Louis,
Missouri
 Earth City
 Industrial
 Center..........      9    (d)     4,468     19,144           6,218       4,493     25,337       29,830         (847)
 Hazelwood
 Distribution
 Center..........      1    (d)       233      1,322              45         233      1,367        1,600          (61)
 Westport
 Distribution
 Center..........      3    (d)       761      4,310             127         761      4,437        5,198         (193)
 Westport Service
 Center..........      2    (d)       486      2,754              46         486      2,800        3,286          --
St. Louis,
Missouri
 Earth City
 Industrial
 Center..........        1997,1998
 Hazelwood
 Distribution
 Center..........           1997
 Westport
 Distribution
 Center..........           1997
 Westport Service
 Center..........           1997


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Tampa, Florida
 Adamo
 Distribution
 Center..........      1          $   105  $     595       $     308     $   105  $     903    $   1,008     $    (76)
 Clearwater
 Distribution
 Center..........      2    (e)        92        524              85          92        609          701          (80)
 Commerce Park
 Distribution
 Center..........      4              811      4,597             369         811      4,966        5,777         (683)
 Eastwood
 Distribution
 Center..........      1    (e)       122        690              88         122        778          900         (106)
 Joe's Creek
 Distribution
 Center..........      2    (e)       161        909             124         160      1,034        1,194         (149)
 Lakeland
 Distribution
 Center..........      1              938      5,313             560         938      5,873        6,811         (885)
 Orchid Lake
 Industrial
 Center..........      1               41        235              12          41        247          288          (34)
 Plant City
 Distribution
 Center..........      1    (e)       206      1,169              64         206      1,233        1,439         (169)
 Sabal Park
 Distribution
 Center..........      7            2,776      6,224          10,401       2,678     16,723       19,401         (525)
 Silo Bend
 Distribution
 Center..........      4    (e)     2,887     16,358             742       2,887     17,100       19,987       (2,270)
 Silo Bend
 Industrial
 Center..........      1    (e)       525      2,975             246         525      3,221        3,746         (446)
 St. Petersburg
 Service Center..      1               35        197              21          35        218          253          (29)
 Tampa East
 Distribution
 Center..........     11    (e)     2,700     15,302           1,850       2,700     17,152       19,852       (2,349)
 Tampa East
 Industrial
 Center..........      2    (e)       332      1,880            (212)        332      1,668        2,000         (289)
 Tampa West
 Distribution
 Center..........     15  (d)(e)    3,273     18,659           2,179       3,383     20,728       24,111       (2,794)
 Tampa West
 Industrial
 Center..........      4    (e)       437        471           5,622         717      5,813        6,530         (380)
 Tampa West
 Service Center..      4    (e)       970      5,501             501         971      6,001        6,972         (828)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Tampa, Florida
 Adamo
 Distribution
 Center..........           1995
 Clearwater
 Distribution
 Center..........           1994
 Commerce Park
 Distribution
 Center..........           1994
 Eastwood
 Distribution
 Center..........           1994
 Joe's Creek
 Distribution
 Center..........           1994
 Lakeland
 Distribution
 Center..........           1994
 Orchid Lake
 Industrial
 Center..........           1994
 Plant City
 Distribution
 Center..........           1994
 Sabal Park
 Distribution
 Center..........      1996,1997,1998
 Silo Bend
 Distribution
 Center..........           1994
 Silo Bend
 Industrial
 Center..........           1994
 St. Petersburg
 Service Center..           1994
 Tampa East
 Distribution
 Center..........           1994
 Tampa East
 Industrial
 Center..........           1994
 Tampa West
 Distribution
 Center..........        1994,1995
 Tampa West
 Industrial
 Center..........      1994,1996,1998
 Tampa West
 Service Center..           1994

Tulsa, Oklahoma
 52nd Street
 Distribution
 Center..........      1              340      1,924             192         340      2,116        2,456         (304)
 70th East
 Distribution
 Center..........      1              129        733             248         129        981        1,110         (123)
 East 55th Street
 Distribution
 Center..........      1    (e)       210      1,191              83         210      1,274        1,484         (179)
 Expressway
 Distribution
 Center..........      4              573      3,280             670         573      3,950        4,523         (727)
 Henshaw
 Distribution
 Center..........      3              500      2,829             152         499      2,982        3,481         (424)
Tulsa, Oklahoma
 52nd Street
 Distribution
 Center..........           1994
 70th East
 Distribution
 Center..........           1994
 East 55th Street
 Distribution
 Center..........           1994
 Expressway
 Distribution
 Center..........           1993
 Henshaw
 Distribution
 Center..........           1994

Warsaw, Poland
 Warsaw
 Industrial
 Center..........      4            2,668     30,682             --          967     32,383       33,350         (728)
Warsaw, Poland
 Warsaw
 Industrial
 Center..........           1998

Washington,
D.C./Baltimore
 Airport Commons
 Distribution
 Center..........      2            2,320        --            9,236       2,360      9,196       11,556         (376)
 Ardmore
 Distribution
 Center..........      3            1,431      8,110             392       1,431      8,502        9,933       (1,140)
 Ardmore
 Industrial
 Center..........      2              984      5,581             285         985      5,865        6,850         (788)
 Chantilly
 Distribution
 Center..........      1              592        --            5,716       1,235      5,073        6,308         (165)
 Concorde
 Industrial
 Center..........      4            1,538      8,717             641       1,538      9,358       10,896       (1,098)
Washington,
D.C./Baltimore
 Airport Commons
 Distribution
 Center..........           1997
 Ardmore
 Distribution
 Center..........           1994
 Ardmore
 Industrial
 Center..........           1994
 Chantilly
 Distribution
 Center..........           1997
 Concorde
 Industrial
 Center..........           1995

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost to                      Gross Amounts At Which Carried as
                                         ProLogis                               of December 31, 1998
                                   -------------------- Costs Capitalized --------------------------------- Accumulated
                    No. of Encum-           Building &     Subsequent              Building &               Depreciation
    Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
    -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

 De Soto Business
 Park..............     5          $ 1,774  $  10,055       $   3,261     $ 1,774  $  13,316    $  15,090     $ (1,298)
 Eisenhower
 Industrial
 Center............     3            1,240      7,025           1,368       1,240      8,393        9,633       (1,121)
 Fleet
 Distribution
 Center............     8            3,198     18,121             921       3,198     19,042       22,240       (1,893)
 Gateway
 Distribution
 Center............     3              774        --            6,835       1,402      6,207        7,609         (107)
 Hampton Central
 Distribution
 Center............     2            1,769        --            9,832       2,248      9,353       11,601         (449)
 Meadowridge
 Distribution
 Center............     1            1,757        --            5,714       1,896      5,575        7,471         (175)
 Patapsco
 Distribution
 Center............     1              270      1,528           1,072         270      2,600        2,870         (239)
 Sunnyside
 Industrial
 Center............     3            1,541      8,733           1,333       1,541     10,066       11,607       (1,335)
Other Markets......     8    (e)     1,619      8,635           8,789       1,716     17,327       19,043         (957)
                    -----          -------  ---------       ---------     -------  ---------    ---------     --------
   Total Operating
   Properties...... 1,099          483,056  1,637,702       1,128,248     517,803  2,731,203    3,249,006     (254,288)
                    -----          -------  ---------       ---------     -------  ---------    ---------     --------
Land Under
Development
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center............                    --         --               86          86        --            86          --
                    Date of Construction/
    Description          Acquisition
    -----------     ----------------------

 De Soto Business
 Park..............          1996
 Eisenhower
 Industrial
 Center............          1994
 Fleet
 Distribution
 Center............          1996
 Gateway
 Distribution
 Center............          1998
 Hampton Central
 Distribution
 Center............       1996, 1997
 Meadowridge
 Distribution
 Center............          1998
 Patapsco
 Distribution
 Center............          1995
 Sunnyside
 Industrial
 Center............          1994
Other Markets...... 1991, 1994, 1996, 1998
   Total Operating
   Properties......
Land Under
Development
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center............          1998

Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.........                  1,616        --              686       2,302        --         2,302          --
 Cobb Place
 Distribution
 Center............                  1,579        --              413       1,992        --         1,992          --
Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.........       1997, 1998
 Cobb Place
 Distribution
 Center............          1998

Austin, Texas
 Walnut Creek
 Corporate Center..                    857        --               54         911        --           911          --
Austin, Texas
 Walnut Creek
 Corporate Center..       1994, 1996

Charlotte, North
Carolina
 Charlotte
 Distribution
 Center South......                    312        --              648         960        --           960          --
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center South......          1997

Chicago, Illinois
 Bloomingdale 100
 Business Center...                    940        --              560       1,500        --         1,500          --
Chicago, Illinois
 Bloomingdale 100
 Business Center...          1997

Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center............                    479        --              254         733        --           733          --
 Union Center
 Commerce Park.....                  2,442        --              338       2,780        --         2,780          --
Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center............          1997
 Union Center
 Commerce Park.....          1998

Columbus, Ohio
 Capital Park
 South
 Distribution
 Center............                    285        --               32         317        --           317          --
 International
 Street Commerce
 Center............                    220        --               13         233        --           233          --
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center............          1998
 International
 Street Commerce
 Center............          1998


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Dallas/Fort
Worth, Texas
 Dallas Corporate
 Center..........                 $   961  $     --         $  113       $ 1,074  $     --      $ 1,074      $    --
 Great Southwest
 Distribution
 Center..........                   2,330        --             58         2,388        --        2,388           --
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Dallas/Fort
Worth, Texas
 Dallas Corporate
 Center..........           1995
 Great Southwest
 Distribution
 Center..........           1997

Denver, Colorado
 Coors Technology
 Center..........                   1,222        --             65         1,287        --        1,287           --
 Denver Business
 Center..........                     457        --             43           500        --          500           --
 Peoria
 Distribution
 Center..........                   1,363        --            272         1,635        --        1,635           --
Denver, Colorado
 Coors Technology
 Center..........           1998
 Denver Business
 Center..........           1997
 Peoria
 Distribution
 Center..........           1997

Fort
Lauderdale/Miami,
Florida
 CenterPort
 Distribution
 Center..........                   1,008        --            182         1,190        --        1,190           --
Fort
Lauderdale/Miami,
Florida
 CenterPort
 Distribution
 Center..........           1998

Houston, Texas
 Jersey Village
 Corporate
 Center..........                   1,536        --            516         2,052        --        2,052           --
 West by
 Northwest
 Industrial
 Center..........                     277        --             41           318        --          318           --
 World Houston
 Distribution
 Center..........                     425        --             40           465        --          465           --
Houston, Texas
 Jersey Village
 Corporate
 Center..........           1998
 West by
 Northwest
 Industrial
 Center..........           1998
 World Houston
 Distribution
 Center..........           1998

Juarez, Mexico
 Salvacar
 Industrial
 Center..........                     176        --             65           241        --          241           --
Juarez, Mexico
 Salvacar
 Industrial
 Center..........           1997

London, England
 Beavers Lane
 Distribution
 Center..........                  19,895        --            (77)       19,818        --       19,818           --
London, England
 Beavers Lane
 Distribution
 Center..........           1998

Los
Angeles/Orange
County,
California
 Foothills
 Distribution
 Center..........                   1,070        --            118         1,188        --        1,188           --
Los
Angeles/Orange
County,
California
 Foothills
 Distribution
 Center..........           1996

Louisville,
Kentucky
 Airpark Commerce
 Center..........                     175        --             47           222        --          222           --
 Riverport
 Distribution
 Center..........                     396        --             85           481        --          481           --
Louisville,
Kentucky
 Airpark Commerce
 Center..........           1998
 Riverport
 Distribution
 Center..........           1996

Lyon, France
 Isle d'Abeau
 Distribution
 Center..........                     739        --            147           886        --          886           --
Lyon, France
 Isle d'Abeau
 Distribution
 Center..........           1998

Memphis,
Tennessee
 Memphis
 Industrial Park.                     890        --          1,055         1,945        --        1,945           --
Memphis,
Tennessee
 Memphis
 Industrial Park.           1997

Monterrey, Mexico
 Monterrey
 Industrial
 Center II.......                   1,662        --          1,929         3,591        --        3,591           --
Monterrey, Mexico
 Monterrey
 Industrial
 Center II.......           1998

New Jersey/I-95
Corridor
 Cranbury
 Business Park...                     998        --            877         1,875        --        1,875           --
 Mahwah
 Distribution
 Center..........                   1,247        --          1,913         3,160        --        3,160           --
New Jersey/I-95
Corridor
 Cranbury
 Business Park...           1997
 Mahwah
 Distribution
 Center..........           1998


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                      Initial Cost to                      Gross Amounts At Which Carried as
                                          ProLogis                               of December 31, 1998
                                    -------------------- Costs Capitalized --------------------------------- Accumulated
                     No. of Encum-           Building &     Subsequent              Building &               Depreciation
    Description      Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
    -----------      ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Orlando, Florida
 Orlando Corporate
 Center............                 $ 1,118  $     --         $   315      $ 1,433  $     --     $   1,433     $    --
                     Date of Construction/
    Description           Acquisition
    -----------      ----------------------

Orlando, Florida
 Orlando Corporate
 Center............           1996

Portland, Oregon
 PDX Corporate
 Center East.......                     769        --             248        1,017        --         1,017          --
Portland, Oregon
 PDX Corporate
 Center East.......           1997

Reynosa, Mexico
 Reynosa
 Industrial Center
 III...............                     549        --             (26)         523        --           523          --
Reynosa, Mexico
 Reynosa
 Industrial Center
 III...............           1998

Salt Lake City,
Utah
 Crossroads
 Corporate Center..                     441        --              44          485        --           485          --
 Salt Lake
 International
 Distribution
 Center............                     528        --              54          582        --           582          --
San Antonio, Texas
 San Antonio
 Distribution
 Center III........                     497        --             496          993        --           993          --
Salt Lake City,
Utah
 Crossroads
 Corporate Center..           1996
 Salt Lake
 International
 Distribution
 Center............           1998
San Antonio, Texas
 San Antonio
 Distribution
 Center III........           1998

Seattle, Washington
 Van Doren's
 Distribution
 Center............           (f)     1,190        --              58        1,248        --         1,248          --
Seattle, Washington
 Van Doren's
 Distribution
 Center............           1998

Tijuana, Mexico
 Tijuana
 Industrial
 Center............                   2,364        --             629        2,993        --         2,993          --
Tijuana, Mexico
 Tijuana
 Industrial
 Center............           1998

Warsaw, Poland
 Blonie Industrial
 Park..............                   2,237        --            (544)       1,693        --         1,693          --
Warsaw, Poland
 Blonie Industrial
 Park..............           1998

Washington
D.C./Baltimore
 Hampton Central
 Distribution
 Center............                     865        --           1,485        2,350        --         2,350          --
                                    -------  ---------        -------      -------  ---------    ---------     --------
   Total Land Under
   Development.....                  56,115        --          13,332       69,447        --        69,447          --
                                    -------  ---------        -------      -------  ---------    ---------     --------
Land Held for
Development
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center............                   3,543        --             253        3,796        --         3,796          --
 Venlo
 Distribution
 Center............                   1,373        --             268        1,641        --         1,641          --
Washington
D.C./Baltimore
 Hampton Central
 Distribution
 Center............           1994
   Total Land Under
   Development.....
Land Held for
Development
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center............           1998
 Venlo
 Distribution
 Center............           1998


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.......                 $   954  $     --         $  468       $ 1,422  $     --       $1,422      $    --
 Atlanta West
 Distribution
 Center..........                     713        --             39           752        --          752           --
 Breckenridge
 Distribution
 Center..........                   4,147        --          1,145         5,292        --        5,292           --
 Riverside
 Distribution
 Center..........                   1,107        --             96         1,203        --        1,203           --
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.......           1997
 Atlanta West
 Distribution
 Center..........           1994
 Breckenridge
 Distribution
 Center..........           1997
 Riverside
 Distribution
 Center..........           1996

Austin, Texas
 Corridor Park
 Corporate
 Center..........                   1,289        --             82         1,371        --        1,371           --
 Southpark
 Corporate
 Center..........                     525        --             64           589        --          589           --
 Walnut Creek
 Corporate
 Center..........                     227        --            (52)          175        --          175           --
Austin, Texas
 Corridor Park
 Corporate
 Center..........           1994
 Southpark
 Corporate
 Center..........           1996
 Walnut Creek
 Corporate
 Center..........        1994, 1996

Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........                     895        --            503         1,398        --        1,398           --
 Charlotte
 Distribution
 Center South....                     663        --          1,029         1,692        --        1,692           --
 Interstate North
 Business Park...                     343        --              8           351        --          351           --
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........     1994, 1995, 1996
 Charlotte
 Distribution
 Center South....           1997
 Interstate North
 Business Park...           1997

Chicago, Illinois
 Bloomingdale 100
 Business Center.                   4,857        --          1,925         6,782        --        6,782           --
 O'Hare Cargo
 Distribution
 Center..........                   8,949        --          3,610        12,559        --       12,559           --
 Remington Lakes
 Business Park...                   3,236        --            296         3,532        --        3,532           --
Chicago, Illinois
 Bloomingdale 100
 Business Center.           1997
 O'Hare Cargo
 Distribution
 Center..........        1996, 1997
 Remington Lakes
 Business Park...           1997

Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center..........                     375        --            189           564        --          564           --
 Princeton
 Distribution
 Center..........           (d)       436        --            (52)          384        --          384           --
 Union Center
 Commerce Park...                   2,276        --            352         2,628        --        2,628           --
Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center..........           1997
 Princeton
 Distribution
 Center..........           1996
 Union Center
 Commerce Park...           1997

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........                 $ 1,505  $     --         $  833       $ 2,338  $     --       $2,338      $    --
 International
 Street Commerce
 Center..........                     101        --            (3)            98        --           98           --
                      Date of Construction/
   Description             Acquisition
   -----------     ----------------------------

Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........  1994, 1995, 1996, 1997, 1998
 International
 Street Commerce
 Center..........              1996

Dallas/Fort
Worth, Texas
 Great Southwest
 Industrial
 Center I........                     492        --             26           518        --          518           --
 Royal Lane
 Distribution
 Center..........                   3,220        --             38         3,258        --        3,258           --
Dallas/Fort
Worth, Texas
 Great Southwest
 Industrial
 Center I........              1996
 Royal Lane
 Distribution
 Center..........              1997

Denver, Colorado
 Denver Business
 Center Land.....                     799        --            --            799        --          799           --
 Downing
 Distribution
 Center..........                   3,487        --             52         3,539        --        3,539           --
 Upland
 Distribution
 Center I........                   1,647        --             47         1,694        --        1,694           --
Denver, Colorado
 Denver Business
 Center Land.....              1998
 Downing
 Distribution
 Center..........              1998
 Upland
 Distribution
 Center I........           1994, 1997

El Paso, Texas
 Northwestern
 Corporate
 Center..........                   2,629        --          5,191         7,820        --        7,820           --
 Vista Corporate
 Center..........                     351        --            123           474        --          474           --
 Vista Del Sol
 Industrial
 Center..........                   1,727        --            273         2,000        --        2,000           --
El Paso, Texas
 Northwestern
 Corporate
 Center..........           1991, 1992
 Vista Corporate
 Center..........              1993
 Vista Del Sol
 Industrial
 Center..........           1994, 1996

Fort
Lauderdale/Miami,
Florida
 Center Port
 Land............                   1,008        --            169         1,177        --        1,177           --
 Port 95
 Distribution
 Center I........                   2,505        --            280         2,785        --        2,785           --
Fort
Lauderdale/Miami,
Florida
 Center Port
 Land............              1998
 Port 95
 Distribution
 Center I........              1996

Houston, Texas
 Jersey Village
 Corporate
 Center..........                   3,217        --            918         4,135        --        4,135           --
 West by
 Northwest
 Industrial
 Center..........                   1,263        --            101         1,364        --        1,364           --
Houston, Texas
 Jersey Village
 Corporate
 Center..........              1997
 West by
 Northwest
 Industrial
 Center..........              1993


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                       Gross Amounts At Which Carried
                                     to ProLogis                           as of December 31, 1998
                                  ------------------ Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-         Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ----- ------------ ----------------- ------ ------------ ------------ ------------
Indianapolis,
Indiana
 Lebanon Commerce
 Park Land.......                 $ 827     $--           $  263       $1,090     $--         $1,090        $--
 North by
 Northeast
 Distribution
 Center..........                   435      --               56          491      --            491         --
 North Plainfield
 Park............                   849      --               87          936      --            936         --
 Plainfield Park
 Distribution
 Center..........                 1,082      --              557        1,639      --          1,639         --
                       Date of
                    Construction/
   Description       Acquisition
   -----------     ----------------
Indianapolis,
Indiana
 Lebanon Commerce
 Park Land.......        1998
 North by
 Northeast
 Distribution
 Center..........        1994
 North Plainfield
 Park............        1998
 Plainfield Park
 Distribution
 Center..........        1996

Juarez, Mexico
 Salvacar
 Industrial Park.                 2,484      --              796        3,280      --          3,280         --
Juarez, Mexico
 Salvacar
 Industrial Park.        1997

Kansas City,
Missouri
 Executive Park..                 1,266      --              203        1,469      --          1,469         --
Kansas City,
Missouri
 Executive Park..        1998

Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........                 2,845      --              164        3,009      --          3,009         --
 Hughes Airport
 Center..........                   263      --               11          274      --            274         --
 Las Vegas
 Corporate
 Center..........           (f)   5,068      --              519        5,586      --          5,586         --
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........     1995, 1996
 Hughes Airport
 Center..........        1997
 Las Vegas
 Corporate
 Center..........  1993, 1995, 1997

Lille, France
 Lesquin Gris
 Land............                 1,268      --                7        1,275      --          1,275         --
Lille, France
 Lesquin Gris
 Land............        1998

Los Angeles /
Orange County,
California
 Foothills
 Business Center.                 6,577      --              (85)       6,492      --          6,492         --
 Mid-Counties
 Distribution
 Center..........                 8,828      --               21        8,849      --          8,849         --
Los Angeles /
Orange County,
California
 Foothills
 Business Center.     1995, 1996
 Mid-Counties
 Distribution
 Center..........        1997

Louisville,
Kentucky
 Airpark Commerce
 Center..........                   700      --                2          702      --            702         --
 Riverport
 Distribution
 Center..........                   218      --               (9)         209      --            209         --
 Riverport
 Distribution
 Center II.......                   796      --               33          829      --            829         --
Louisville,
Kentucky
 Airpark Commerce
 Center..........        1998
 Riverport
 Distribution
 Center..........        1998
 Riverport
 Distribution
 Center II.......        1998

Memphis,
Tennessee
 Memphis
 Industrial Park.                 1,673      --            1,803        3,476      --          3,476         --
Memphis,
Tennessee
 Memphis
 Industrial Park.        1997

Monterrey, Mexico
 Monterrey
 Industrial Park
 II..............                 1,151      --              645        1,796      --          1,796         --
 Ojo de Aqua
 Industrial
 Center..........                   649      --               45          694      --            694         --
Monterrey, Mexico
 Monterrey
 Industrial Park
 II..............        1998
 Ojo de Aqua
 Industrial
 Center..........        1998

Nashville,
Tennessee
 Nashville/l-24
 Distribution
 Center..........                   776      --            2,497        3,273      --          3,273         --
Nashville,
Tennessee
 Nashville/l-24
 Distribution
 Center..........        1996


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                      Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                             as of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------
New Jersey / I-95
Corridor
 Cranbury
 Business Park...                 $ 2,137     $--           $1,299       $ 3,436     $--        $ 3,436        $--
 Meadowland
 Industrial
 Center..........                   1,600      --                2         1,602      --          1,602         --
                      Date of
                   Construction/
   Description      Acquisition
   -----------     -------------
New Jersey / I-95
Corridor
 Cranbury
 Business Park...      1997
 Meadowland
 Industrial
 Center..........      1997

Orlando, Florida
 Orlando
 Corporate
 Center..........                   2,116      --              468         2,584      --          2,584         --
Orlando, Florida
 Orlando
 Corporate
 Center..........      1996

Phoenix, Arizona
 Kyrene Commons
 Distribution
 Center..........                   1,278      --               22         1,300      --          1,300         --
Phoenix, Arizona
 Kyrene Commons
 Distribution
 Center..........   1992, 1996

Portland, Oregon
 Jennifer
 Distribution
 Center..........                   2,935      --              985         3,920      --          3,920         --
Portland, Oregon
 Jennifer
 Distribution
 Center..........      1997

Reno, Nevada
 Damonte Ranch...                  10,528      --            1,196        11,724      --         11,724         --
 Golden Valley
 Distribution
 Center..........                     347      --              659         1,006      --          1,006         --
Reno, Nevada
 Damonte Ranch...      1998
 Golden Valley
 Distribution
 Center..........      1995

Reynosa, Mexico
 Reynosa
 Industrial
 Center..........                     587      --                2           589      --            589         --
 Reynosa
 Industrial
 Center III......                   1,533      --              (74)        1,459      --          1,459         --
Reynosa, Mexico
 Reynosa
 Industrial
 Center..........      1997
 Reynosa
 Industrial
 Center III......      1998

Rio Grande
Valley, Texas
 Rio Grande
 Distribution
 Center..........                     429      --               10           439      --            439         --
Rio Grande
Valley, Texas
 Rio Grande
 Distribution
 Center..........      1995

Salt Lake City,
Utah
 Clearfield
 Industrial
 Center..........                     125      --               13           138      --            138         --
 Crossroads
 Distribution
 Center..........                   1,469      --              137         1,606      --          1,606         --
 Salt Lake
 Industrial
 Center..........                     746      --              433         1,179      --          1,179         --
 Salt Lake
 Industrial
 Center II.......                     634      --               17           651      --            651         --
Salt Lake City,
Utah
 Clearfield
 Industrial
 Center..........      1997
 Crossroads
 Distribution
 Center..........      1996
 Salt Lake
 Industrial
 Center..........   1994, 1995
 Salt Lake
 Industrial
 Center II.......      1995

San Antonio,
Texas
 Coliseum
 Distribution
 Center..........                     611      --              327           938      --            938         --
 Landmark One
 Distribution
 Center..........                     127      --                5           132      --            132         --
 Perrin Creek
 Corporate
 Center..........                   2,637      --              193         2,830      --          2,830         --
 San Antonio
 Distribution
 Center III......                     458      --               66           524      --            524         --
San Antonio,
Texas
 Coliseum
 Distribution
 Center..........      1994
 Landmark One
 Distribution
 Center..........      1997
 Perrin Creek
 Corporate
 Center..........      1996
 San Antonio
 Distribution
 Center III......      1996

Seattle,
Washington
 Port of Tacoma
 (Carr-
 Gottstein)......                   1,540      --              485         2,025      --          2,025         --
Seattle,
Washington
 Port of Tacoma
 (Carr-
 Gottstein)......      1998


                                PROLOGIS TRUST

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Concluded)

                               December 31, 1998
                                (In thousands)

                                        Initial Cost                          Gross Amounts At Which Carried
                                         to ProLogis                             as of December 31, 1998
                                    --------------------- Costs Capitalized ---------------------------------- Accumulated
                     No. of Encum-            Building &     Subsequent               Building &               Depreciation
    Description      Bldgs. brances   Land   Improvements  to Acquisition     Land   Improvements Total (a)(b)     (c)
    -----------      ------ ------- -------- ------------ ----------------- -------- ------------ ------------ ------------
St. Louis, Missouri
 Earth City
 Industrial
 Center............                 $  1,282  $      --      $       33     $  1,315  $      --    $    1,315   $     --
                        Date of
                     Construction/
    Description       Acquisition
    -----------      -------------
St. Louis, Missouri
 Earth City
 Industrial
 Center............      1998

Tampa, Florida
 Sabal Park
 Distribution
 Center............                    1,800         --             366        2,166         --         2,166         --
 Tampa East
 Distribution
 Center............                    2,810         --            (184)       2,626         --         2,626         --
Tampa, Florida
 Sabal Park
 Distribution
 Center............   1995, 1997
 Tampa East
 Distribution
 Center............      1994

Tijuana, Mexico
 Tijuana
 Industrial
 Center............                    5,977         --             951        6,928         --         6,928         --
Tijuana, Mexico
 Tijuana
 Industrial
 Center............      1998

Warsaw, Poland
 Blonie Industrial
 Park..............                    1,118         --             937        2,055         --         2,055         --
Warsaw, Poland
 Blonie Industrial
 Park..............      1998

Washington,
D.C./Baltimore
 Meadowridge
 Distribution
 Center............                    3,390         --             735        4,125         --         4,125         --
                                    --------  ----------     ----------     --------  ----------   ----------   ---------
   Total Land Held
   for Development.                  145,828         --          34,968      180,796         --       180,796         --
                                    --------  ----------     ----------     --------  ----------   ----------   ---------
   Grand Total.....                 $684,999  $1,637,702     $1,176,548     $768,046  $2,731,203   $3,499,249   $(254,288)
                                    ========  ==========     ==========     ========  ==========   ==========   =========
Washington,
D.C./Baltimore
 Meadowridge
 Distribution
 Center............      1996
   Total Land Held
   for Development.
   Grand Total.....

                                PROLOGIS TRUST

                             NOTE TO SCHEDULE III

                            As of December 31, 1998

(a) Reconciliation of total cost to balance sheet caption as of December 31, 1998 (in thousands):

      Total per Schedule III...................................... $3,499,249
      Facilities under development (excluding cost of land).......    140,223
      Capitalized preacquisition costs............................     18,028
                                                                   ----------
          Total real estate....................................... $3,657,500(h)
                                                                   ==========

(b) The aggregate cost for federal income tax purposes was approximately $3,428,712,000.

(c) Buildings are depreciated over their estimated useful lives (30 years for acquisitions, 40 years for developments).

(d) $416,347,000 of these facilities secure $184,964,000 of mortgage notes. Subsequent to December 31, 1998, the mortgage notes were increased by $84,000,000.

(e) $66,163,000 of these facilities secure $31,559,000 of securitized debt.

(f) $242,414,000 of these facilities secure $11,281,000 of assessment bonds.

(g) Subsequent to December 31, 1998, $216,237,000 of these facilities will secure $182,000,000 of mortgage notes.

(h) A summary of activity for real estate and accumulated depreciation as of December 31, 1998 is as follows (in thousands):

      Real estate:
        Balance at beginning of year................................ $3,006,236
        Additions:
          Acquisitions and completions of operating facilities......    407,866
          Improvements to operating facilities......................    277,730
        Dispositions................................................    (65,370)
        Change in facilities under development balance..............     25,729
        Change in capitalized preacquisition costs balance..........      5,309
                                                                     ----------
        Balance at end of year...................................... $3,657,500
                                                                     ==========
      Accumulated depreciation:
        Balance at beginning of year................................ $  171,525
        Depreciation expense........................................     85,001
        Accumulated depreciation associated with dispositions.......     (2,238)
                                                                     ----------
        Balance at end of year...................................... $  254,288
                                                                     ==========

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each of ProLogis Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of Security Capital Industrial Trust, hereby constitutes and appoints K. Dane Brooksher, Walter C. Rakowich, M. Gordon Keiser, Jr., Edward F. Long and Edward S. Nekritz, or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in an about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Prologis Trust

                                                 /s/ K. Dane Brooksher
                                          By: _________________________________
                                                     K. Dane Brooksher
                                             Chairman, Chief Executive Officer

Date: March 26, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


     /s/ K. Dane Brooksher           Chairman, Chief Executive       March 26, 1999
____________________________________  Officer and Trustee
         K. Dane Brooksher

     /s/ Irving F. Lyons III         President, Chief Investment     March 26, 1999
____________________________________  Officer and Trustee
        Irving F. Lyons III

    /s/ Walter C. Rakowich           Managing Director and           March 26, 1999
____________________________________  Chief Financial Officer
         Walter C. Rakowich           (Principal Financial
                                      Officer)

      /s/ M. Gordon Keiser           Senior Vice President and       March 26, 1999
____________________________________  Treasurer
          M. Gordon Keiser

       /s/ Edward F. Long            Senior Vice President and       March 26, 1999
____________________________________  Controller
           Edward F. Long

       /s/ Shari J. Jones            Vice President                  March 26, 1999
____________________________________  (Principal Accounting
           Shari J. Jones             Officer)

    /s/ Stephen L. Feinberg          Trustee                         March 26, 1999
____________________________________
        Stephen L. Feinberg

      /s/ Donald P. Jacobs           Trustee                         March 26, 1999
____________________________________
          Donald P. Jacobs

      /s/ William G. Myers           Trustee                         March 26, 1999
____________________________________
          William G. Myers

       /s/ John E. Robson            Trustee                         March 26, 1999
____________________________________
           John E. Robson

     /s/ J. Andre Teixeira           Trustee                         March 26, 1999
____________________________________
         J. Andre Teixeira

     /s/ Thomas G. Wattles           Trustee                         March 26, 1999
____________________________________
         Thomas G. Wattles

                               INDEX TO EXHIBITS

   Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference (Incorporated by reference to exhibit 3.3 to ProLogis Form 10-Q for the quarter ended June 30, 1998).

                                                                     Sequential
                                                                      Numbered
  Number                         Description                            Page
  ------                         -----------                         ----------
  3.1      Amended and Restated Declaration of Trust of ProLogis
           (Incorporated by reference to exhibit 4.1 to ProLogis'
           registration statement No. 33-73382)
  3.2      First Certificate of Amendment of Amended and Restated
           Declaration of Trust of ProLogis (Incorporated by
           reference to exhibit 3.1 to ProLogis' Form 8-K dated
           June 14, 1994)
  3.3      Second Articles of Amendment of Restated Declaration of
           Trust of ProLogis (Incorporated by reference to exhibit
           4.3 to ProLogis' Registration Statement No. 33-87306)
  3.4      Articles Supplementary relating to ProLogis' Series A
           Cumulative Redeemable Preferred Shares of Beneficial
           Interest (Incorporated by reference to exhibit 4.8 to
           ProLogis' Form 8-A registration statement relating to
           such shares)
  3.5      First Articles of Amendment to Articles Supplementary
           relating to ProLogis' Series A Cumulative Redeemable
           Preferred Shares of Beneficial Interest (Incorporated
           by reference to exhibit 10.3 to ProLogis' Form 10-Q for
           the quarter ended September 30, 1995)
  3.6      Articles Supplementary relating to ProLogis' Series B
           Cumulative Convertible Redeemable Preferred Shares of
           Beneficial Interest (Incorporated by reference to
           exhibit 4.1 to ProLogis' Form 8-K dated February 14,
           1996)
  3.7      Articles Supplementary with respect to ProLogis' Series
           C Cumulative Redeemable Preferred Shares of Beneficial
           Interest (Incorporated by reference to exhibit 4.8 to
           ProLogis' Form 8-A dated November 13, 1996)
  3.8      Articles Supplementary with respect to ProLogis' Series
           D Cumulative Redeemable Preferred Shares of Beneficial
           Interest (Incorporated by reference to exhibit 4.10 to
           ProLogis' Form 8-A filed on April 8, 1998)
  3.9      Form of Articles Supplementary with respect to
           ProLogis' Series E Cumulative Redeemable Preferred
           Shares of Beneficial Interest (Incorporated by
           reference to exhibit 3.9 to ProLogis' registration
           statement No. 333-69001)
  3.10     Form of Articles of Merger (Incorporated by reference
           to exhibit 3.9 to ProLogis' registration statement No.
           333-69001)
  3.11     Articles of Amendment of amended and Restated
           Declaration of Trust of ProLogis Trust (Incorporated by
           reference to exhibit 3.1 to ProLogis' Form 10-Q for the
           quarter ended June 30, 1998)
  3.12     Articles of Supplementary Rights of Series A Junior
           Participating Preferred Shares of ProLogis Trust
           (Incorporated by reference to Exhibit 3.2 to ProLogis'
           Form 10-Q for the quarter ended June 30, 1998)
  3.13     Certificate of Amendment of Amended and Restated
           Declaration of Trust of ProLogis Trust (Incorporated by
           reference to Exhibit 3.2 to ProLogis' Form 10-Q for the
           quarter ended June 30, 1998)
  3.14     Bylaws of ProLogis (Incorporated by reference to
           exhibit 4.3 to ProLogis' registration statement No. 33-
           83208)

                                                                     Sequential
                                                                      Numbered
  Number                         Description                            Page
  ------                         -----------                         ----------
 4.1       Rights Agreement, dated as of December 31, 1993,
           between ProLogis and State Street Bank and Trust
           Company, as Rights Agent, including form of Rights
           Certificate (Incorporated by reference to exhibit 4.4
           to ProLogis' registration statement No. 33-78080)
 4.2       First Amendment to Rights Amendment, dated as of
           February 15, 1995, between SCI, State Street Bank and
           Trust Company and The First National Bank of Boston, as
           successor Rights Agent (Incorporated by reference to
           exhibit 3.1 to SCI's Form 10-Q for the quarter ended
           September 30, 1995)
 4.3       Second Amendment to Rights Agreement, dated as of June
           22, 1995, between ProLogis State Street Bank and Trust
           Company and The First National Bank of Boston
           (Incorporated by reference to Exhibit 3.1 to ProLogis'
           Form 10-Q for the quarter ended September 30, 1995)
 4.4       Form of share certificate for Common Shares of
           Beneficial Interest of ProLogis (Incorporated by
           reference to exhibit 4.4 to ProLogis' registration
           statement No. 33-73382)
 4.5       Form of share certificate for Series A Cumulative
           Redeemable Preferred Shares of Beneficial Interest of
           ProLogis (Incorporated by reference to exhibit 4.7 to
           ProLogis' Form 8-A registration statement relating to
           such shares)
 4.6       8.72% Note due March 1, 2009 (Incorporated by reference
           to exhibit 4.7 to ProLogis' Form 10-K for the year
           ended December 31, 1994)
 4.7       Form of share certificate for Series B Cumulative
           Convertible Redeemable Preferred
           Shares of Beneficial Interest of ProLogis (Incorporated
           by reference to exhibit 4.8 to ProLogis' Form 8-A
           registration statement relating to such shares)
 4.8       Form of share certificate for Series C Cumulative
           Redeemable Preferred Shares of Beneficial Interest of
           ProLogis (Incorporated by reference to exhibit 4.8 to
           ProLogis' Form 10-K for the year ended December 31,
           1996)
 4.9       9.34% Note due March 1, 2015 (Incorporated by reference
           to exhibit 4.8 to ProLogis' Form 10-K for the year
           ended December 31, 1994)
 4.10      7.875% Note due May 15, 2009 (Incorporated by reference
           to exhibit 4.4 to ProLogis' Form 8-K dated May 9, 1995)
 4.11      7.30% Note due May 15, 2001 (Incorporated by reference
           to exhibit 4.3 to ProLogis' Form 8-K dated May 9, 1995)
 4.12      7.25% Note due May 15, 2000 (Incorporated by reference
           to exhibit 4.2 to ProLogis' Form 8-K dated May 9, 1995)
 4.13      7.125% Note due May 15, 1998 (Incorporated by reference
           to exhibit 4.1 to ProLogis' Form 8-K dated May 9, 1995)
 4.14      7.25% Note due May 15, 2002 (Incorporated by reference
           to exhibit 4.1 to ProLogis' Form 10-Q for the quarter
           ended June 30, 1996)
 4.15      7.95% Note due May 15, 2008 (Incorporated by reference
           to exhibit 4.2 to ProLogis' Form 10-Q for the quarter
           ended June 30, 1996)
 4.16      8.65% Note due May 15, 2016 (Incorporated by reference
           to exhibit 4.3 to ProLogis' Form 10-Q for the quarter
           ended June 30, 1996)
 4.17      7.81% Medium-Term Notes, Series A, due February 1, 2015
           (Incorporated by reference to exhibit 4.17 to ProLogis'
           Form 10K for the year ended December 31, 1996)

                                                                     Sequential
                                                                      Numbered
  Number                         Description                            Page
  ------                         -----------                         ----------
  4.18     Indenture, dated as of March 1, 1995, between ProLogis
           and State Street Bank and Trust Company, as Trustee
           (Incorporated by reference to exhibit 4.9 to ProLogis'
           Form 10-K for the year ended December 31, 1994)
  4.19     Collateral Trust Indenture, dated as of July 22, 1993,
           between Krauss/Schwartz Properties, Ltd. and
           NationsBank of Virginia, N.A., as Trustee (Incorporated
           by reference to exhibit 4.10 to ProLogis' Form 10-K for
           the year ended December 31, 1994)
  4.20     First Supplemental Collateral Trust Indenture, dated as
           of October 28, 1994, among ProLogis Limited
           Partnership-IV, Krauss/Schwartz Properties, Ltd., and
           NationsBank of Virginia, N.A., as Trustee (Incorporated
           by reference to exhibit 10.6 to ProLogis' Form 10-Q for
           the quarter ended September 30, 1994)
 10.1      Agreement of Limited Partnership of ProLogis Limited
           Partnership-I, dated as of December 22, 1993, by and
           among ProLogis, as general partner, and the limited
           partners set forth therein (Incorporated by reference
           to exhibit 10.4 to ProLogis' Registration Statement No.
           33-73382)
 10.2      Transfer and Registration Rights Agreement, dated as of
           December 22, 1993, among ProLogis and the investors
           listed on the signature pages thereto (Incorporated by
           reference to exhibit 10.10 to ProLogis' registration
           statement No. 33-73382)
 10.3      Amended and Restated Agreement of Limited Partnership
           of ProLogis Limited Partnership-II, dated as of
           February 15, 1994, among ProLogis as general partner,
           and the limited partners set forth therein
           (Incorporated by reference to exhibit 10.12 to
           ProLogis' registration statement No. 33-78080)
 10.4      Administrative Services Agreement, dated as of
           September 9, 1997, between ProLogis and Security
           Capital Group Incorporated (Incorporated by reference
           to exhibit 10.6 to Security Capital Group
           Incorporated's Form 10-Q for the quarter ended
           September 30, 1997)
 10.5      Third Amended and Restated Investor Agreement, dated as
           of September 9, 1997, between ProLogis and SC Group
           Incorporated (Incorporated by reference to exhibit 10.3
           to Security Capital Group Incorporated's Form 10-Q for
           the quarter ended September 30, 1997)
 10.6      Form of Indemnification Agreement entered into between
           ProLogis and its Trustees and executive officers
           (Incorporated by reference to exhibit 10.16 to
           ProLogis' registration statement No. 33-73382)
 10.7      Indemnification Agreements between ProLogis and each of
           its independent Trustees (Incorporated by reference to
           exhibit 10.16 to ProLogis' Form 10-K for the year ended
           December 31, 1995)
 10.8      Declaration of Trust for the benefit of ProLogis'
           independent Trustees (Incorporated by reference to
           exhibit 10.17 to ProLogis' Form 10-K for the year ended
           December 31, 1995)
 10.9      Transfer and Registration Rights Agreement dated as of
           February 15, 1994, among ProLogis and the investors
           listed on the signature pages thereto (Incorporated by
           reference to exhibit 10.18 to ProLogis' Registration
           Statement No. 33-78080)
 10.10     Share Option Plan for Outside Trustees (Incorporated by
           reference to exhibit 10.18 to ProLogis' Form 10-Q for
           the quarter ended June 30, 1994)

                                                                     Sequential
                                                                      Numbered
  Number                         Description                            Page
  ------                         -----------                         ----------
 10.11     Dividend Reinvestment and Share Purchase Plan
           (Incorporated by reference to the Prospectus contained
           in registration statement No. 33-91366)
 10.12     Amended and Restated Agreement of Limited Partnership
           of ProLogis Limited Partnership-III, dated as of
           October 28, 1994, by and among ProLogis, as general
           partner, and the limited partners set forth therein
           (Incorporated by reference to exhibit 10.3 to ProLogis'
           Form 10-Q for the quarter ended September 30, 1994)
 10.13     Amended and Restated Agreement of Limited Partnership
           of ProLogis Limited Partnership- IV, dated as of
           October 28, 1994, by and among ProLogis IV, Inc., as
           general partner, and the limited partners set forth
           therein (Incorporated by reference to exhibit 10.4 to
           ProLogis' Form 10-Q for the quarter ended September 30,
           1994)
 10.14     Registration Rights Agreement, dated as of October 28,
           1994, among ProLogis and the Investors listed on the
           signature pages thereto (Incorporated by reference to
           exhibit 10.5 to ProLogis' Form 10-Q for the quarter
           ended September 30, 1994)
 10.15     Option Agreement and Consent, dated October 24, 1994,
           by and between ProLogis and Farm Bureau Life Insurance
           Company (Incorporated by reference to exhibit 10.7 to
           ProLogis' Form 10-Q for the quarter ended September 30,
           1994)
 10.16     ProLogis Trust 1997 Long-Term Incentive Plan
           (Incorporated by reference to Annex II to Security
           Capital Group Incorporated's Registration Statement No.
           333-26259 on Form S-1)
 10.17     Form of Secured Promissory Note and Pledge Agreement
           relating to Share Purchase Program
 10.18     Amended and Restated Credit Agreement dated as of
           August 12, 1998, between ProLogis and Nationsbank,
           N.A., as agent bank (Incorporated by reference to
           exhibit 10.1 to ProLogis' Form 10-Q for the quarter
           ended June 30, 1998)
 10.19     Loan Agreement, dated as of December 23, 1998, between
           ProLogis and Connecticut General Life Insurance Company
 10.20     Tranche A Promissory Note, dated as of February 22,
           1999, between Prologis and Teachers Insurance and
           Annuity Association of America
 10.21     Tranche B Promissory Note, dated as of February 22,
           1999, between Prologis and Teachers Insurance and
           Annuity Association of America
 10.22     Amended and Restated Investor Rights Agreement among
           Meridian, Hunt Realty Acquisitions, L.P., USAA Real
           Estate Company, Meridian Point Realty Trust '83, State
           Street Bank and Trust Company (as Trustee for Ameritech
           Pension Trust) and OTR (an Ohio general partnership,
           acting on behalf of and as a nominee for the State
           Teachers Retirement Board of Ohio), dated as of
           February 23, 1996 (filed with Meridian Industrial
           Trust, Inc.'s ("Meridian") Amendment No. 1 to
           registration statement No. 333-02322 March 25, 1996,
           and incorporated herein by reference).
 10.23     Registration Rights Agreement, dated September 24,
           1997, among Meridian, The Prudential Insurance Company
           of America, The Prudential Insurance Company of America
           on behalf of a single client insurance company separate
           account contained in Group Annuity Contract No. GA-
           9032, Strategic Performance Fund-II, Inc., and The
           Prudential Variable Contract Real Property Partnership
           (filed with the Schedule 13D filed on October 3, 1997
           by The Prudential Insurance Company of America,
           Strategic Performance Fund-II, Inc., and The Prudential
           Variable Contract Real Property Partnership, and
           incorporated herein by reference).

                                                                     Sequential
                                                                      Numbered
  Number                         Description                            Page
  ------                         -----------                         ----------
 10.24     Amended and Restated Registration Rights Agreement,
           dated September 24, 1997, among Meridian, The
           Prudential Insurance Company of America acting for the
           benefit of the Chevron Separate Account, and The
           Prudential Insurance Company of America acting for the
           benefit of the Strategic Performance Fund I Separate
           Account (filed with the Schedule 13D filed on October
           3, 1997 by The Prudential Insurance Company of America,
           Strategic Performance Fund-II, Inc., and The Prudential
           Variable Contract Real Property Partnership, and
           incorporated herein by reference).
 10.25     Registration Rights Agreement, dated September 30,
           1997, between Meridian and State Street Bank and Trust
           Company, as Trustee for Ameritech Pension Trust (filed
           with the Amendment No. 1 to Schedule 13D filed on
           October 10, 1997 by Ameritech Pension Trust and
           incorporated herein by reference).
 10.26     Amended and Restated Stockholders' Agreement among
           Meridian, USAA Real Estate Company, Meridian Point
           Realty Trust IV Co., Meridian Point Realty Trust VI
           Co., Meridian Point Realty Trust VII Co., Meridian
           Point Realty Trust '83, Allen J. Anderson, C.E.
           Cornutt, Peter O. Hanson, Robert E. Morgan, John S.
           Moody, James M. Pollak, Kenneth N. Stensby and Lee W.
           Wilson, dated as of November 10, 1995 (filed with
           Meridian's registration statement No. 333-00018 on
           January 3, 1996, and incorporated herein by reference).
 10.27     Form of Indemnification Agreement signed by Meridian
           and certain directors, officers, employees and agents
           of Meridian (filed with Meridian's registration
           statement No. 333-00018 on January 3, 1996, and
           incorporated herein by reference).
 10.28     Stock Purchase Agreement among Meridian, Harris Trust &
           Savings Bank, as Trustee for Ameritech Pension Trust,
           and OTR, on behalf of and as nominee for the State
           Teachers Retirement Board of Ohio, dated as of December
           29, 1995 (filed with Meridian's registration statement
           No. 333-00018 on January 3, 1996, and incorporated
           herein by reference).
 10.29     Third Amended and Restated Revolving Credit Agreement,
           dated September 23, 1997, among (i) Meridian, (ii)
           BankBoston, N.A., Texas Commerce Bank National
           Association, NationsBank of Texas, N.A. Wells Fargo
           Bank, N.A., Dresdner Bank AG, First American Bank
           Texas, S.S.B., (collectively, the "Banks"), (iii)
           BankBoston, N.A. as Agent for the Banks, (iv) Texas
           Commerce Bank National Association as Documentation
           Agent for the Banks, and (v) NationsBank of Texas, N.A.
           as Syndication Agent for the Banks (filed on November
           14, 1997 with Meridian's Form 10-Q for the quarter
           ended September 30, 1997, and incorporated herein by
           reference).
 10.30     Second Amended and Restated Guaranty of Payment and
           Performance, dated September 23, 1997, executed by MIT
           Unsecured L.P. (filed on November 14, 1997 with
           Meridian's Form 10-Q for the quarter ended September
           30, 1997, and incorporated herein by reference).
 10.31     Form of First Amendment to Third Amended and Restated
           Revolving Credit Agreement, dated February 19, 1998,
           among (i) Meridian, (ii) MIT Unsecured L.P. and
           Meridian Refrigerated, Inc. (iv) BankBoston, N.A.,
           Chase Bank of Texas, National Association, NationsBank
           of Texas, N.A., Wells Fargo Bank, N.A., Dresdner Bank
           AG, New York Branch and Grand Cayman Branch, and First
           American Bank Texas, S.S.B., (collectively, the
           "Banks"), (iii) BankBoston, N.A. as Agent for the
           Banks, (iv) Chase Bank of Texas, National Association
           as Documentation Agent for the Banks, and (v)
           NationsBank of Texas, N.A. as Syndication Agent for the
           Banks (filed as exhibit 10.22 to Meridian's Form 10-K
           for the year ended December 31, 1997, and incorporated
           herein by reference).

                                                                     Sequential
                                                                      Numbered
  Number                         Description                            Page
  ------                         -----------                         ----------
 10.32     Form of Guaranty of Payment and Performance, dated
           February 19, 1998, and signed by Meridian Refrigerated,
           Inc. (filed as exhibit 10.23 to Meridian's Form 10-K
           for the year ended December 31, 1997, and incorporated
           herein by reference).
 10.33     Amended and Restated Loan Administration Agreement
           between The Prudential Insurance Company of America and
           Meridian, IndTennco Limited Partnership, Metro-Sierra
           Limited Partnership, and Progress Center/Alabama
           Limited Partnership, dated as of February 23, 1996
           (filed on March 20, 1997 as exhibit 10.24 to Meridian's
           Form 10-K for 1996, and incorporated herein by
           reference).
 10.34     Agreement of Limited Partnership of DFW Nine between
           Dallas Nine Corp. and Sierra Capital Realty Trust IV,
           dated April 15, 1987 (filed with Meridian's Amendment
           No. 1 to registration statement No. 333-02322 on March
           25, 1996, and incorporated herein by reference).
 10.35     Amendment No. 1 to Agreement of Limited Partnership of
           DFW Nine between Dallas Nine Corp., Ridgelea Corp.,
           Sierra Capital Realty Fund IV, and Sierra Capital
           Realty Trust VI, dated June 1, 1987 (filed with
           Meridian's Amendment No. 1 to registration statement
           No. 333-02322 on March 25, 1996, and incorporated
           herein by reference).
 10.36     Assignment of General Partnership Interests and
           Agreement regarding DFW Nine, between Dallas Nine
           Corp., Metroplex Co. (a Nevada corporation), Metroplex
           Co. (a California corporation) and DFW Nine, dated
           February, 1996 (filed with Meridian's Amendment No. 1
           to registration statement No. 333-02322 on March 25,
           1996, and incorporated herein by reference).
 10.37     Assignment of Limited Partnership Interest in MIT
           Unsecured L.P. (formerly known as "DFW Nine") between
           Meridian, MIT-ULP, Inc., and MIT Unsecured Inc.
           (formerly known as "Metroplex Co."), dated December 31,
           1996 (filed on March 20, 1997 with Meridian's Form 10-K
           for 1996, and incorporated herein by reference).
 10.38     Agreement of Limited Partnership of Progress
           Center/Alabama Limited Partnership between ProSierra
           Corporation and Sierra Capital Realty Trust VII Co.,
           dated December 3, 1987 (filed with Meridian's Amendment
           No. 1 to registration statement No. 333-02322 on March
           25, 1996, and incorporated herein by reference).
 10.39     First Amendment to Agreement of Limited Partnership of
           Progress Center/Alabama Limited Partnership, dated June
           29, 1990 (filed with Meridian's Amendment No. 1 to
           registration statement No. 333-02322 on March 25, 1996,
           and incorporated herein by reference).
 10.40     Assignment of Limited Partnership Interest in MIT
           Secured L.P. between Meridian, MIT-SLP, Inc. and MIT
           Secured Inc. (formerly known as Progress Center/Alabama
           Limited Partnership), dated December 31, 1996 (filed on
           March 20, 1997 with Meridian's Form 10-K for 1996, and
           incorporated herein by reference).
 10.41     Amended and Restated Stock Purchase Agreement, dated
           June 12, 1997, by and between Meridian, as Seller, and
           The Prudential Insurance Company of America, as
           Purchaser, together with a summary of the economic
           terms of three additional Stock Purchase Agreements
           into which Meridian as Seller has entered with
           Strategic Performance Fund-II, Inc. as Purchaser, The
           Prudential Variable Contract Real Property Partnership
           as Purchaser, and The Prudential Insurance Company of
           America on behalf of a single client insurance company
           account contained in Group Annuity Contract No. GA-9032
           as Purchaser (filed on August 13, 1997 with meridian's
           Form 10-Q for the quarter ended June 30, 1997, and
           incorporated herein by reference).

                                                                     Sequential
                                                                      Numbered
  Number                         Description                            Page
  ------                         -----------                         ----------
 10.42     Note Purchase Agreement among Meridian and The
           Travelers Insurance Company (I/N/O TRAL & CO.), United
           Services Automobile Association (I/N/O SALKELD & CO.),
           The Variable Annuity Life Insurance Company, The United
           States Life Insurance Company in the City of New York,
           All American Life Insurance Company, The Old Line Life
           Insurance Company of America, The Lincoln National Life
           Insurance Company, Lincoln Life & Annuity Company of
           New York, First Penn-Pacific Life Insurance Company
           (I/N/O CUDD & CO), Lincoln National Health & Casualty
           Insurance Company, Allied Life Insurance Company "B"
           (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO),
           Aid Association for Lutherans (I/N/O NIMER & CO),
           Metropolitan Life Insurance Company, National Life
           Insurance Company, Life Insurance Company of the
           Southwest, Keyport Life Insurance Company (I/N/O BOST &
           CO), Union Central Life Insurance Company (I/N/O HARE &
           CO), and Pan-American Life Insurance Company, dated
           November 15, 1997 (filed as exhibit 10.66 to Meridian's
           Form 10-K for the year ended December 31, 1997, and
           incorporated herein by reference).
 10.43     Second Amendment, dated June 23, 1998, to Third Amended
           and Restated Revolving Credit Agreement, dated February
           19, 1998, among (i) Meridian, (ii) MIT Unsecured L.P.
           and Meridian Refrigerated, Inc. (iii) BankBoston, N.A.,
           Chase Bank of Texas, National Association, NationsBank
           of Texas, N.A., Wells Fargo Bank, N.A., Dresdner Bank
           AG, New York Branch and Grand Cayman Branch, and First
           American Bank Texas, S.S.B., (collectively, the
           "Banks"), (iv) BankBoston, N.A. as Agent for the Banks,
           (v) Chase Bank of Texas, National Association as
           Documentation Agent for the Banks, and (vi) NationsBank
           of Texas, N.A., as Syndication Agent for the Banks
           (incorporated by reference to exhibit 10.1 to
           Meridian's Form 10-Q for the quarter ended June 30,
           1998).
 12.1      Statement re: Computation of Ratio of Earnings to Fixed
           Charges
 12.2      Statement re: Computation of Ratio of Earnings to
           Combined Fixed Charges and Preferred Share Dividends
 21.1      Subsidiaries of ProLogis
 23.1      Consent of Arthur Andersen LLP
 23.2      Consent of KPMG
 23.3      Report of KPMG
 23.4      Consent of John S. Moody
 23.5      Consent of Kenneth N. Stensby
 24.1      Power of Attorney (included at page 116)
 27        Financial Data Schedule