Form 10-K/A
period 1998-12-31
PROLOGIS TRUST
filed 1999-04-30
CIK 899881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A
                                (Amendment No.1)
(Mark One)
    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from ____________to____________

                         Commission File Number 1-12846
                               ------------------
                                 PROLOGIS TRUST
             (Exact name of registrant as specified in its charter)
                                    Maryland
                          (State or other jurisdiction
                        of incorporation or organization)
                                   74-2604728
                      (I.R.S. employer identification no.)
                              14100 East 35th Place
                             Aurora, Colorado 80011
              (Address of principal executive offices and zip code)
                                 (303) 375-9292
                  (Registrant's telephone number including area
                 code) Securities registered pursuant to Section
                                12(b) of the Act:

 Title of Each Class                                  Name of each exchange On
                                                          which registered
 -------------------                                  ------------------------

Common Shares of Beneficial Interest, par value
  $0.01 per share                                      New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares
  of Beneficial Interest, par value $0.01 per
  share                                                New York Stock Exchange
Series B Cumulative Convertible Redeemable
  Preferred Shares of Beneficial Interest, par
  value $0.01 per share                                New York Stock Exchange
Series D Cumulative Redeemable Preferred
  Shares of Beneficial Interest, par
  value $0.01 per share                                New York Stock Exchange
Series E Cumulative Redeemable Preferred
  Shares of Beneficial Interest, par
  value $0.01 per share                                New York Stock Exchange
Preferred Share Purchase Rights                        New York Stock Exchange

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
                                                   Yes  X    No
                                                      -----    -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Based on the closing price of the registrant's Common Shares on April 28, 1999, the aggregate market value of the Common Shares held by non-affiliates of the registrant was $2,243,049,620.

         At April 28, 1999, there were 161,186,798 shares of the registrant's Common Shares outstanding.

                                TABLE OF CONTENTS

Item     Description                                                     Page
----     -----------                                                     ----
                                    PART III*


Item 10. Trustees and Executive Officers of the Registrant.............    2
Item 11. Executive Compensation........................................    2
Item 12. Security Ownership of Certain Beneficial Owners and
          Management...................................................    9
Item 13. Certain Relationships and Related Transactions................    12


* Note: the purpose of this Amendment No.l is to include the information required by Items 10, 11, 12 and 13 of the ProLogis Trust Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information regarding ProLogis' executive officers and Trustees,see "Item 1. Business - Officers and Trustees of ProLogis."

         Security Capital Group Incorporated ("Security Capital") has the right to nominate up to three Trustees, depending upon its level of beneficial ownership of Common Shares. See Item 13 "Certain Relationships and Relationships and Related Transactions - Amended and Restated Investor Agreement." Thomas G. Wattles is the only existing nominee of Security Capital. Under the Agreement and Plan of Merger, dated November 16, 1998, as amended, pursuant to which Meridian Industrial Trust, Inc. ("Meridian") was merged with and into ProLogis, ProLogis agreed that two Meridian directors would be added to the Board of Trustees of ProLogis (the "Board"). Messrs. John S. Moody and Kenneth N. Stensby, prior directors of Meridian, were elected as Trustees by the Board upon completion of the merger in March 1999. The Declaration of Trust requires that a majority of the Trustees be independent trustees.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires ProLogis' Trustees, officers and beneficial owners of more than 10% of the outstanding Common Shares of Beneficial Interest, par value $0.01 per share (the "Common
Shares"), to file reports of ownership and changes in ownership of the Common Shares with the Securities and Exchange Commission ("SEC") and to send copies of such reports to ProLogis. Based solely on a review of those reports and amendments thereto furnished to ProLogis and on written representations of certain of such persons that they were not required to file certain of those reports, ProLogis believes that no such person failed to file any such report on a timely basis during 1998, except Robin P.R. von Weiler filed one late report with respect to one transaction; Irving F. Lyons, III, filed one late report with respect to one transaction and each of Edward F. Long, Edward S. Nekritz, Paul C. Congleton and J. Andre Teixeira each filed a late initial report.


ITEM 11. EXECUTIVE COMPENSATION

     The following table presents the compensation for 1998, 1997 and 1996 of each of the Chairman, President and these other most highly compensated officers of ProLogis (the "Named Executive Officers"). Each Named Executive Officer was an employee of Security Capital Industrial Incorporated, ProLogis' former REIT Manager, which was a wholly owned subsidiary of Security Capital, and was compensated by Security Capital during 1996 and from January 1, 1997, through September 8, 1997, the closing date of the merger in which the REIT Manager and SCI Client Services Incorporated, the former ProLogis Property Manager and wholly owned subsidiary of Security Capital, merged into subsidiaries of ProLogis.














                                       2

--------------------------------------------------------- ------------------------------------- -----------
                  Annual Compensation                        Long-Term Compensation Awards
--------------------------------------------------------- ------------------------------------- -----------
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------

                                                                                    Shares of
                                                                                    Security
                                                                                     Capital
                                                                                     Class A
                                                 Other    Restricted    Common       Common
                                                 Annual     Stock       Shares       Stock       All Other
    Name and                                  Compensation  Awards    Underlying   Underlying  Compensation
    Principal       Year   Salary($)   Bonus    ($)(1)       (#)     Options(#)(2)   Options     ($)(4)
    Position                            ($)                                          (#)(3)
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------

K. Dane Brooksher  1998    242,628     602,000    ---     (5)60,000     202,111        ---          21,936
  Chairman         1997    250,000     350,000    ---        ---        202,650        469           9,326
                   1996    207,000     268,000    ---        ---          ---          658             224
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------
Irving F.  Lyons,  1998    242,628     502,000    ---     (5)50,000     161,111        ---          27,869
III                1997    250,000     275,000    ---        ---        202,650        892           9,326
  President        1996    145,000     230,000    ---        ---          ---          571             157
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------
Jeffrey H.         1998    317,988(6)  352,000    ---     (5)40,000      47,407        ---          18,733
Schwartz           1997    227,462     250,000  99,113       ---        122,531        208           5,660
  Senior           1996    150,000     140,000    ---        ---          ---          417             162
  Managing
  Director
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------
Robert J. Watson   1998    194,103     302,000    ---     (5)40,000      47,407        ---          18,701
  Managing         1997    200,000     215,000    ---        ---        122,531        219           5,650
  Director         1996    162,000     125,000    ---        ---          ---          439             175
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------
John W. Seiple     1998    194,103     252,000    ---     (5)40,000      35,555        ---          16,921
  Managing         1997    200,000     200,000    ---        ---        103,681        208           4,744
  Director         1996    135,000     165,000    ---        ---          ---          527             146
------------------ ------ ---------- --------- ---------- ---------- -------------- ----------- -----------

(1)  Includes reimbursement of relocation costs.

(2) The ProLogis 1997 Long-Term Incentive Plan provides that participants who are awarded options will also receive dividend equivalent units with respect to the options awarded. (See "1997 Long-Term Incentive Plan.")

(3) These options to acquire shares of Security Capital's Class A Common Stock (the "Class A Common Stock") were awarded by Security Capital under Security Capital's 1995 Option Plan. At the time of the award of these options, each of the Named Executive Officers was an employee of the REIT Manager.








(4) Includes contributions made by ProLogis in 1998 under its 401(k) Savings Plan and the Non-Qualified Savings Plan, consisting of $4,800 to each of Messrs. Brooksher, Schwartz, Watson and Seiple, and $4,791 to Mr. Lyons. Beginning in 1998, ProLogis has matched up to 50% of the first 6% of compensation contributed by the employee under the 401(k) Savings Plan. Also includes the dollar value of insurance premiums paid by ProLogis with respect to term life insurance for the benefit of Named Executive Officer as follows: Mr. Brooksher $270 in 1998 and 1997 and $224 in 1996; Mr. Lyons, $270 in 1998 and 1997, and $157 in 1996; Mr. Schwartz, $248 in 1998,
     $226 in 1997, and $162 in 1996; Mr. Watson,  $216 in 1998 and 1997 and $175
     in 1996; Mr. Seiple, $216 in 1998 and 1997 and $146 in 1996. Also includes imputed interest income deemed incurred on loans from ProLogis having an interest rate lower than the rate mandated by the Internal Revenue Service. There were no imputed interest payments in 1996. Mr. Brooksher received imputed interest payments of $16,866 in 1998 and $9,056 in 1997. Mr. Lyons received imputed interest payments of $22,808 in 1998 and $9,056 in 1997. Mr. Schwartz received imputed interest payments of $13,685 in 1998 and $5,434 in 1997. Mr. Watson received imputed interest payments of $13,685 in 1998 and $5,434 in 1997. Mr. Seiple received imputed interest payments of $11,905 in 1998 and $4,528 in 1997.

(5) Amounts shown represent restricted share awards made in 1998 under the 1997 Long-Term Incentive Plan. These awards are comprised of units which will vest 25% on each December 31, beginning December 31, 1999, and may be converted into the number of shares indicated on December 31, 2002. The recipients are also credited with dividend equivalent units with respect to these awards. (See "1997 Long-Term Incentive Plan".)

(6) Includes amounts paid as salary to offset additional tax charges resulting from Mr. Schwartz's residence in The Netherlands.

1997 Long-Term Incentive Plan

   General

     The 1997 Long-Term Incentive Plan (the "1997 Incentive Plan") authorizes the award of options or other rights to acquire up to 9,410,000 Common Shares in the aggregate. No individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. In the event of certain transactions affecting the type or number of outstanding shares, the number or type of shares subject to outstanding awards and the exercise price thereof may be appropriately adjusted. The 1997 Incentive Plan authorizes the establishment of one or more option programs and share purchase programs and authorizes the award of share grants (any of which may be subject to restrictions). All employees of ProLogis or any of its affiliates are eligible to participate in the 1997 Incentive Plan. The Compensation Committee of the Board of Trustees (the "Compensation Committee") administers the 1997 Incentive Plan.

     Options expire on the date determined by the Compensation Committee which shall not be later than the tenth anniversary of the grant date. The 1997 Incentive Plan provides generally that participants who are awarded options will also receive dividend equivalent units with respect to the options. The dividend equivalent units will be subject to the same vesting schedule as the options and will be payable when the options are exercised, unless the participant elects to defer receipt, or the options expire. Generally, each participant will be credited with dividend equivalent units at the end of each calendar year in an amount equal to (i) the average dividend yield during such year with respect to a Common Share that is in excess of the Standard & Poor's 500 Stock Index average dividend yield for such year, multiplied by (ii) the number of Common Shares underlying the participant's outstanding options that were granted with dividend equivalent units. Each dividend equivalent unit also accumulates additional dividend equivalent units on an annual basis. All dividend equivalent units are paid in the form of Common Shares at the rate of one Common Share per dividend equivalent unit.

     The 1997 Incentive Plan provides that the Compensation Committee may award participants performance shares, the distribution of which is subject to achievement of performance objectives. The number of shares and the performance measures and periods shall be established by the Compensation Committee at the time the award is made, provided that any performance period shall be at least one year.

   Share Purchase Program

     The 1997 Incentive Plan also provides that the Compensation Committee may allow participants to purchase shares, the purchase and distribution of which is subject to the satisfaction of conditions established by the Compensation Committee. The number of shares and the conditions will be established by the Compensation Committee at the time the award is made, provided that any performance period will be at least one year and no more than 500,000 Common Shares may be used for share awards.

  Restricted Share Units

     The Compensation Committee also may award restricted share units. Each restricted share unit awarded represents an interest in one Common Share as of the date of the award. Outstanding restricted share units are generally credited with dividend equivalent units at the end of each year. The dividend equivalent units are provided in an amount equal to the average dividend yield during such year with respect to a Common Share, multiplied by the number of Common Shares underlying the participant's outstanding restricted share units that were granted with dividend equivalent units. The restricted share units together with the applicable dividend equivalent units vest in equal portions on each of the first four anniversaries of the award of the restricted share units so long as the recipient remains an employee of ProLogis or one of its affiliates.

   Option Grants in 1998

     The following table sets forth certain information with respect to individual grants of options during 1998 to each of the Named Executive Officers.


------------------------------------------------------------------------------------------------------------
                                               Option Grants
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                             Individual Grants
------------------------------------------------------------------------------------------------------------
---------------------------- ---------------- ---------------- --------------- --------------- -------------
                              Common Shares
                               Underlying       Percent of
                                 Options       Total Options      Exercise
                                 Granted        Granted to        or Base                       Grant Date
                                 (#)(1)          Employees         Price         Expiration      Present
           Name                                   in 1998        ($/share)        Date (2)     Value ($)(3)
---------------------------- ---------------- ---------------- --------------- --------------- -------------
---------------------------- ---------------- ---------------- --------------- --------------- -------------

K. Dane Brooksher (4)            202,111          13.13%            (4)             (4)          $560,181
---------------------------- ---------------- ---------------- --------------- --------------- -------------
---------------------------- ---------------- ---------------- --------------- --------------- -------------
Irving F. Lyons, III (5)         161,111          10.46%            (5)             (5)          $446,840
---------------------------- ---------------- ---------------- --------------- --------------- -------------
---------------------------- ---------------- ---------------- --------------- --------------- -------------
Jeffrey H. Schwartz               47,407           3.08%         $21.09375        10/15/08       $132,029
---------------------------- ---------------- ---------------- --------------- --------------- -------------
---------------------------- ---------------- ---------------- --------------- --------------- -------------
Robert J. Watson                  47,407           3.08%         $21.09375        10/15/08       $132,029
---------------------------- ---------------- ---------------- --------------- --------------- -------------
---------------------------- ---------------- ---------------- --------------- --------------- -------------
John W. Seiple                    35,555           2.31%         $21.09375        10/15/08        $99,021
---------------------------- ---------------- ---------------- --------------- --------------- -------------

(1) All of the options granted to the Named Executive Officers in 1998 have dividend equivalent units.

(2) The options vest 25% on the first anniversary of the date of grant and an additional 25% on each of the second, third, and fourth anniversaries of the date of grant. However, such options may be exercised earlier in the event of the optionee's retirement, disability or death, or upon termination of an optionee's employment due to a change of control of ProLogis.

(3) The amounts shown are based on the Black-Scholes option pricing model. The material assumptions incorporated in the Black-Scholes model in estimating the value of the options include the following: an expected option life of
     6.75 years; a risk-free interest rate of 4.74%; an expected dividend yield of 7.36%; and expected volatility of 27.37%. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Common Shares over the exercise price on the date the option is exercised. There can be no assurance that the value realized by an optionee will be at or near the value estimated by using the Black-Scholes model.

(4) Mr. Brooksher received two option grants in 1998: On October 15, 1998, he received a grant to acquire 71,111 Common Shares at a price of $21.09375. The grant date present value was $198,044 and the grant expires on October 15, 2008. On December 17, 1998, Mr. Brooksher received a grant to acquire 131,000 Common Shares at a price of $20.9375. The grant date present value was $362,137 and the grant expires on December 17, 2008.


(5) Mr. Lyons received two option grants in 1998: On October 15, 1998, he received a grant to acquire 71,111 Common Shares at a price of $21.09375. The grant date present value was $198,044 and the grant expires on October 15, 2008. On December 17, 1998, Mr. Lyons received a grant to acquire 90,000 Common Shares at a price of $20.9375. The grant date present value was $248,796 and the grant expires on December 17, 2008.

Option Exercises in 1998 and Year-End Option Values

         None of the Named Executive Officers exercised options for Common Shares or shares of Security Capital Class A Common Stock in 1998. The following table sets forth certain information as to the year-end value of unexercised options owned by those executive officers.


                                  ProLogis Common Shares                   Shares of Security Capital Class A Common Stock
                                  ----------------------                 ---------------------------------------------------

                      Securities Underlying      Value of Unexercised     Securities Underlying     Value of Unexercised
                      Unexercised Options at    in-the-Money Options at   Unexercised Options at     In-the-Money Options
                           Year-End (#)            Year-End ($)(1)            Year-End (#)           at Year-End ($) (2)
                          --------------          ----------------           -------------          ---------------------

Name                 Exercisable Unexercisable Exercisable Unexercisable Exercisable Unexercisable Exercisable Unexercisable
----                 ----------- ------------- ----------- ------------- ----------- ------------- ----------- -------------

K. Dane Brooksher       ---        404,761         ---          ---         4,723        1,553      1,387,597      ---

Irving F. Lyons, III    ---        363,761         ---          ---           196        1,288         ---         ---

Jeffrey H. Schwartz     ---        169,938         ---          ---           995          913          2,505     18,370

Robert J. Watson        ---        169,938         ---          ---         1,795        1,304        483,098    135,568

John W. Seiple          ---        139,236         ---          ---           178          998          2,088     18,788


(1) Based on the December 31, 1998, New York Stock Exchange ("NYSE") closing price of $20.75 per share.

(2)  Based on the December 31, 1998, NYSE closing price of $660.00 per share.


Employment Contracts, Termination of Employment and Change-in-Control Arrange-ments

     ProLogis has no employment contracts with any executive officer and no plans or arrangements by which any such executive officer will be compensated as a result of his resignation or retirement or any other termination of his employment with ProLogis or in connection with a change in control of ProLogis, except that in the event a "Change in Control," as such term is defined in either the 1997 Incentive Plan or the Outside Trustees Plan, occurs, options to purchase Common Shares granted under either of the plans become immediately exercisable and restrictions on purchased Common Shares lapse.

Trustee Compensation

     During 1998 and for the first three months of 1999, ProLogis paid an annual retainer of $20,000 to Trustees who were not officers of ProLogis or employees of Security Capital ("Outside Trustees"). As of April 1, 1999, the annual retainer was raised to $25,000. These fees are paid to the Trustees in Common Shares (quarterly on each dividend payment date) based on the then current market price of the Common Shares pursuant to ProLogis' Dividend Reinvestment and Share Purchase Plan (the "Share Purchase Plan"). Outside Trustees also receive $1,000 for each meeting attended, which is also paid in Common Shares. Members of the Investment Committee who are Outside Trustees receive an additional annual retainer of $4,000 and members of the Audit and Compensation Committees receive an additional annual retainer of $2,000, which retainers are also paid in Common Shares. Unless payment is deferred at the option of the Outside Trustee, both the retainer and meeting fees payable to Outside Trustees are paid directly into the Share Purchase Plan on behalf of the Outside Trustees as optional cash payments, and the Common Shares purchased remain in the Share Purchase Plan. Common Shares purchased with the retainer and committee fees may not be sold or otherwise transferred so long as the Outside Trustee remains a Trustee. The Board may grant an individual Outside Trustee a waiver of the requirement that Outside Trustees' fees be used to purchase Common Shares or that such Common Shares be held so long as the Outside Trustee remains a Trustee.

     Each Outside Trustee may defer the payment of fees from the date such fees were originally to be received for a minimum of two years or for so long as the Outside Trustee remains a Trustee. During the period of deferral, ProLogis credits on ProLogis' records the Outside Trustee with fees designated for payment and dividends which would have been paid on the Common Shares previously credited as fees. However, no payment is actually made, nor are any Common Shares or funds actually set aside until the deferral period terminates.

     Outside Trustees are reimbursed for any out-of-town travel expenses incurred in connection with attendance at Board meetings.


Outside Trustees Plan

     During 1998, ProLogis made awards to its Outside Trustees under the ProLogis Common Share Option Plan for Outside Trustees (the "Outside Trustee Plan"). A total of 200,000 Common Shares are authorized for issuance under the Outside Trustee Plan. Through 1998 each Outside Trustee was entitled to receive an option to purchase 2,000 Common Shares at a price per share equal to the closing price for Common Shares on the NYSE on such date. Options granted before 1999 under the Outside Trustee Plan had a five-year term and were immediately exercisable. The Secretary of ProLogis administers the Outside Trustee Plan.

     Commencing in 1999, on the date of each annual meeting of shareholders of ProLogis, each Outside Trustee will be granted an option to purchase 5,000 Common Shares at an exercise price equal to the average of the highest and lowest sales price of the Common Shares on the NYSE on that date. The options vest at the rate of 25% per year on each anniversary of the date of the award for the four succeeding years after the award. In the event of changes in the outstanding Common Shares, the administrator may make appropriate adjustments to the aggregate number of Common Shares available under the Outside Trustees Plan and the terms of the options for Common Shares subject to the Outside Trustee Plan.

     The Outside Trustees also receive dividend equivalent units with respect to the options awarded. Generally, each Outside Trustee will be credited with dividend equivalent units at the end of each calendar year in an amount equal to
(i) the average dividend yield during such year with respect to a Common Share which is in excess of the Standard & Poor's 500 Stock Index average dividend yield for such year, multiplied by (ii) the number of Common Shares underlying the Outside Trustee's outstanding options. Each dividend equivalent unit accumulates additional dividend equivalent units. All dividend equivalent units are paid in Common Shares at a rate of one Common Share per dividend equivalent unit. The dividend equivalent units are subject to the same vesting schedule as the options and will be payable when the options are exercised.

     Each Outside Trustee may defer the award of options under the Outside Trustee Plan from the date such awards are originally made for a minimum of two years or for so long as the Outside Trustee remains a Trustee. During the period of deferral, ProLogis credits on ProLogis' records the Outside Trustees with their awards and dividend equivalent units on the options underlying such awards. However, no awards are actually made until the deferral period terminates.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of Common Shares as of April 28, 1999, by (i) each person known to ProLogis to have been the beneficial owner of more than five percent of the outstanding Common Shares on such date, (ii) each Trustee, (iii) the Named Executive Officers and
(iv) all Trustees and executive officers as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly and the indicated person or entity has sole voting and dispositive power. The following table assumes that, for the purpose of calculating the number and percent of Common Shares beneficially owned by a person, (i) all Series B Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share, of ProLogis ("Series B Preferred Shares") and limited partnership interests in ProLogis Limited Partnership--I, ProLogis Limited Partnership--II, ProLogis Limited Partnership--III and ProLogis Limited Partnership--IV owned by such person (but not any other such securities held by others) have been converted into or exchanged for Common Shares and (ii) all options or other convertible securities held by that person which are exercisable within 60 days have been exercised, but that no options or convertible securities held by other persons have been exercised, converted or exchanged. Fractional Common Shares have been rounded to the nearest whole Common Share in the table below and elsewhere in this Proxy Statement.

--------------------------------------------- ------------------- -------------
                                                   Number of
                                                 Common Shares     Percent of
Name and Address of Beneficial Owner          Beneficially Owned  Common Shares

--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------

Security Capital Group Incorporated             49,903,814(1)         31.0%
   125 Lincoln Avenue
   Santa  Fe, New Mexico  87501
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
Scudder Kemper Investments, Inc.                 9,938,613(2)          6.0%
   Two International Place
   Boston, Massachusetts  02110-4103


--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
Ameritech Pension Trust                          9,777,457             6.1%
   225 West  Randolph Street, HQ13A
   Chicago, IL   60606
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
K. Dane Brooksher                                  126,364(3)           *
   14100 East 35th Place
   Aurora, Colorado  80011
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
Stephen L. Feinberg                                173,635(4)(5)        *
   4855 North Mesa, Suite 120
   El Paso, Texas  79912
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
Donald P. Jacobs                                     8,318(4)           *
   J.L. Kellogg Graduate School of Management
   Northwestern University
   2001 Sheridan Road
   Evanston, Illinois  60208-2003
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
Irving F. Lyons, III                               359,241(6)           *
   47775 Fremont Boulevard
   Fremont, California  94538
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
John S. Moody                                       35,094(7)           *
  Cornerstone Properties, Inc.
  Tower 56, 126 East 56th Street
  New York, NY  10022
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
William G. Myers                                   165,151(4)(8)        *
   1114 State Street, Suite 232
   Santa Barbara, California 93101
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
John E. Robson                                      27,836(4)(9)        *
  Robertson, Stephens & Co.
  555 California Street, 26th Floor
  San Francisco, CA  94104
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
Jeffrey H. Schwartz                                185,917(10)          *
  Capronilaan 25-27
  1119 NP Schiphol - Rijk
  Amsterdam, The Netherlands
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
John W. Seiple                                      51,016(11)          *
   14100 East 35th Place
   Aurora, Colorado  80011
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
Kenneth N. Stensby                                  29,104(12)          *
  7112 Shannon Drive
  Edina, MN  55439



--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
J. Andre Texeira                                       -0-              *
  Coca-Cola Ukraine, Ltd.
  P.O. Box 398
  Brovary 255020, Ukraine
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
Robert J. Watson                                    65,393(13)          *
  Capronilaan 25-27
  1119 NP Schiphol - Rijk
  Amsterdam, The Netherlands
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
Thomas G. Wattles                                   26,373(14)          *
   125 Lincoln Avenue
   Santa Fe, New Mexico  87501
--------------------------------------------- ------------------- -------------
--------------------------------------------- ------------------- -------------
All Trustees and Executive Officers
   as a Group (24 persons)                       1,498,705              *
--------------------------------------------- ------------------- -------------

* Less than 1%



(1) These Common Shares are owned of record by SC Realty Incorporated, a wholly owned subsidiary of Security Capital.

(2) Information with respect to beneficial ownership of Scudder Kemper Investments, Inc. is included herein in reliance on two Schedule 13G's dated February 11, 1999,filed with the Securities and Exchange Commission ("SEC"). The Schedule 13G indicates that Scudder Kemper Investments, Inc. has sole power to vote or direct the vote of 2,034,278 Common Shares, shared power to vote or direct the vote of 6,580,586 Common Shares and sole power to dispose or direct the disposition of 9,938,613 Common Shares, including 831,633 Common Shares which are issuable upon conversion of 648,700 Series B Convertible Preferred Shares. Scudder Kemper Investments, Inc. disclaims beneficial ownership of these Common Shares.

(3)    Includes 784 Common Shares held by Mr. Brooksher's wife.

(4) Includes for Messrs. Feinberg, Jacobs, Myers and Robson beneficial ownership of 8,000, 6,000, 8,000 and 8,000 Common Shares, respectively, that are issuable upon exercise of options granted under the Share Option Plan for Outside Trustees. See Item 11 "Executive Compensation - Trustee Compensation."

(5) Dorsar Partners, L.P. beneficially owns 50,000 of these Common Shares and an aggregate of 26,922 Common Shares which are issuable upon conversion of 21,000 Series B Preferred Shares. As a result of his position with Dorsar Partners, L.P., Mr. Feinberg may be deemed to share voting and dispositive power with respect to Common Shares owned by this entity. 6,000 of these Common Shares are owned by a trust for the benefit of Mr. Feinberg, and an additional 6,000 of these Common Shares are owned by a trust for the benefit of a relative of which Mr. Feinberg is a trustee.




(6) 7,627 of these Common Shares are owned by trusts for the benefit of Mr. Lyons and other family members of which Mr. Lyons is a trustee and 286 of these Common Shares are owned by Mr. Lyons' daughters. 256,530 of these Common Shares are issuable upon exchange of units in SCI Limited Partnership--I. Mr. Lyons is a partner of certain limited partners of such partnership. By virtue of such position, Mr. Lyons may be deemed to beneficially own these Common Shares.

(7) Includes beneficial ownership of 27,504 Common Shares that are issuable upon exercise of options granted as a result of the conversion of Meridian options into ProLogis options upon the March 30, 1999, closing of the merger of Meridian with and into ProLogis.

(8) 34,813 of these Common Shares are owned by an entity with which Mr. Myers may be deemed to share voting and dispositive power with respect to Common Shares as a result of his position with this entity. 118,181 of these Common Shares are owned by Mr. Myers' IRA.

(9) 5,993 of these Common Shares are owned by Mr. Robson's IRA, 5,453 of these Common Shares are owned by the John and Margaret Robson Living Trust and 7,946 are owned by Mr. Robson's pension account. Mrs. Robson owns 444 of these Common Shares.

(10) 128,264 of these Common Shares are issuable upon exchange of units in a partnership owned by Mr. Schwartz.

(11) Mr. Seiple's shareholdings include 817 Common Shares owned by his children.

(12) Includes beneficial ownership of 27,504 Common Shares that are issuable upon exercise of options granted as a result of the conversion of Meridian options into ProLogis options upon the March 30, 1999, closing of the merger of Meridian with and into ProLogis.

(13) Includes 866 Common Shares held in trust accounts for Mr. Watson's child-ren and 1,150 Common Shares held by the estate of Mr. Watson's late father.

(14) 7,424 of these Common Shares are held by Mr. Wattles' IRA, 2,213 of these Common Shares are held by Mr. Wattles' children and 6 Common Shares are held by Mr. Wattles' wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of REIT Manager and Property Manager

     In September, 1997 ProLogis acquired Security Capital Industrial Incorporated and SCI Client Services Incorporated, the REIT Manager and the Property Manager, respectively. To acquire the companies ProLogis issued to Security Capital 3,692,023 Common Shares, which number was based on the average closing price of the Common Shares over the five-day period immediately preceding the transaction, which was $22.175 per Common Share.

     ProLogis also conducted a rights offering entitling its shareholders (other than Security Capital) to purchase up to approximately $104.4 million of additional Common Shares. A total of 4,970,352 Common Shares were purchased by shareholders of ProLogis pursuant to this rights offering. In addition, Security Capital issued warrants to purchase 3,608,202 shares of Security Capital's Class B Common Stock to ProLogis' equity security holders other than Security Capital. The warrants expired on September 18, 1998.

Amended and Restated Investor Agreement

     ProLogis and Security Capital are parties to a Third Amended and Restated Investor Agreement, dated as of September 9, 1997 (the "Investor Agreement"). Pursuant to the Investor Agreement, Security Capital has the right, so long as it owns between 10% and 25% of the Common Shares, to nominate one person to the Board. So long as Security Capital owns 25% or more of the Common Shares, Security Capital will be entitled to nominate a proportionate number of persons to the Board subject to a maximum of three nominees if the size of the Board does not increase above the current size of ten Trustees. In addition, ProLogis is required to consult with Security Capital's nominees to the Board prior to taking any action with respect to the following: (i) finalization of the annual budget and substantial deviations therefrom; (ii) the acquisition or sale of assets in a single transaction or group of related transactions where the price exceeds $25 million; (iii) any contract for investment, property management or leasing services and (iv) any service contract providing for payments in excess of $1.0 million. ProLogis has no obligation to follow the advice of Security Capital with respect to the foregoing matters.

     Under the Investor Agreement, so long as it owns at least 25% of the Common Shares, Security Capital also has the right of prior approval with respect to the following matters: (i) the issuance of equity securities or securities convertible into equity securities (other than issuances in connection with option, dividend reinvestment and similar plans) for less than the fair market value of such securities; (ii) the issuance of any preferred shares which would result in the Fixed Charge Coverage Ratio (as defined therein) being less than
1.4 to 1.0; (iii) adopting any employee benefit plans under which Common Shares may be issued; (iv) the compensation of senior officers of ProLogis; (v) the incurrence of additional indebtedness which would result in the Interest Expense Coverage Ratio (as defined therein) being less than 2.0 to 1.0.


Administrative Services Agreement

     ProLogis and a subsidiary of Security Capital entered into an administrative services agreement, pursuant to which Security Capital provides ProLogis with certain administrative and other services with respect to certain aspects of ProLogis' business, as selected from time to time by ProLogis at its option. These services include, but are not limited to, payroll and tax administrative services, cash management and accounts payable services, data processing and other computer services, research, and insurance administration. The fees payable to Security Capital are based on negotiated rates for each service provided. The administrative services agreement is automatically renewed each December 31, for consecutive one-year terms, subject to approval by a majority of the independent members of the Board of Trustees. ProLogis believes that the terms and conditions of the Administrative Services Agreement are as favorable as those that could have been obtained from unaffiliated third parties.

Protection of Business Agreement

     Security Capital and ProLogis are parties to a protection of business agreement (the "Protection Agreement") dated as of September 9, 1997, which prohibited Security Capital and its affiliates from providing, anywhere within the United States, directly or indirectly, substantially the same services as those previously provided by the REIT Manager and the Property Manager to any entity that owns or operates real property that is or is planned to be used primarily for distribution and light manufacturing properties. The Protection Agreement does not prohibit Security Capital or its affiliates from owning the securities of any class of ProLogis. The Protection Agreement will terminate in the event of an acquisition, directly or indirectly, (other than by purchase from Security Capital or any of its affiliates) by any person (or group of persons acting in concert), other than Security Capital or any of its affiliates, of the greater of (i) 25% or more of the outstanding shares of voting securities of ProLogis and (ii) the percentage of outstanding voting securities of ProLogis owned directly or indirectly by Security Capital and its affiliates, in either case without the prior written consent of the Board of Trustees. Subject to earlier termination pursuant to the preceding sentence, the Protection Agreement will terminate on September 9, 2000.


Security Capital Markets Group Incorporated Financial Advisory Fee

     Following completion of the merger of Meridian with and into ProLogis, ProLogis paid a fee of $650,000 to Security Capital Markets Group Incorporated ("Capital Markets"), a subsidiary of Security Capital, for financial advisory services. Capital Markets assisted ProLogis with the financial analysis of Meridian and of the combined entity that was ultimately created with the successful completion of the merger. ProLogis believes that the terms and conditions of the foregoing transaction were as favorable as those that could have been obtained from unaffiliated third parties.

Partnership Affiliations

     As part of its acquisition program of industrial facilities, ProLogis has consummated four transactions pursuant to which it contributed cash, and third-party partnerships contributed a portfolio of facilities, to ProLogis Limited Partnership--I, ProLogis Limited Partnership--II, ProLogis Limited Partnership--III and ProLogis Limited Partnership--IV. Irving F. Lyons, III, President and Chief Investment Officer and Trustee of ProLogis, is a partner in ProLogis Limited Partnership--I. Mr. Lyons also owns minority interests in a substantial amount of undeveloped industrial land near ProLogis' industrial parks in the San Francisco Bay Area.ProLogis has purchased options and rights of first refusal with respect to all sales of land and build-to-suit opportunities involving this property. The ProLogis Limited Partnership--I transaction and the prices for such options (which are fixed or determined pursuant to formulas) were negotiated at arms' length prior to Mr. Lyons' affiliation with ProLogis. Jeffrey H. Schwartz, a Senior Managing Director of ProLogis, has an ownership interest in partnerships that are limited partners in ProLogis Limited
Partnership--III and ProLogis Limited Partnership--IV. The ProLogis Limited Partnership--III and ProLogis Limited Partnership--IV transactions were negotiated at arms' length prior to Mr.
Schwartz's affiliation with ProLogis.


Frigoscandia

     In the first quarter of 1998, Frigoscandia S.A., a Luxembourg corporation, of which ProLogis holds all of the preferred shares which represent 95% of the contributed equity, and of which Security Capital held all of the ordinary or common shares which represent 5% of the contributed equity, acquired Frigoscandia AB, one of the largest refrigeration distribution companies in Europe. The acquisition was funded through equity and debt with Security Capital, through Frigoscandia S.A., providing $50,000 initially.

     On September 30, 1998, Security Capital and three independent third parties formed a Delaware limited liability company ("Frigoscandia LLC") to which Security Capital contributed its interest in Frigoscandia S.A. and $443,000. The three independent parties contributed $699,000 in the aggregate to Frigosandia LLC. Security Capital holds 100% of the Class B membership interest, which is a nonvoting interest, in Frigoscandia LLC, and the three independent parties hold 100% of the Class A membership interest, which is a voting interest, in Frigoscandia LLC. Security Capital and the three independent parties are the only members of Frigoscandia LLC.

     Frigoscandia LLC also has certain rights if ProLogis alters its ownership interest in Frigoscandia S.A. If (i) ProLogis converts all or a portion of ProLogis' preferred shares in Frigoscandia S.A. into ordinary or common shares or (ii) sells all or a portion of such preferred shares without the consent of Frigoscandia LLC, ProLogis must offer to purchase Frigoscandia LLC's equity interest in Frigoscandia S.A. at fair market value or arrange for the party acquiring ProLogis' preferred shares to acquire Frigoscandia LLC's interest on substantially the same terms.

     In  addition,   Frigoscandia  LLC  provides  administrative  and  financial consulting services to Frigoscandia S.A. for which Frigoscandia LLC receives an annual fee of $55,000.

     ProLogis believes that the terms and conditions of the transactions entered into with Frigoscandia LLC are as favorable as those that could have been obtained from an unaffiliated party.


Kingspark

     In August 1998, Kingspark Holding S.A., a Luxembourg corporation, of which ProLogis holds all of the preferred shares which represent 95% of the contributed equity, and of which Security Capital held all of the ordinary or common shares which represent 5% of the contributed equity, acquired Kingspark Group Holding Limited, a leading industrial developer in the United Kingdom. The acquisition was funded through equity and debt with Security Capital, through Kingspark Holding S.A., providing $750,000 initially.

     In March 1999, Security Capital and three independent third parties formed a Delaware limited liability company ("Kingspark LLC") to which Security Capital contributed its interest in Kingspark Holding S.A. The three independent parties contributed $765,500 in the aggregate to Kingspark LLC, including $253,500 issued by Kingspark LLC to refund Security Capital. Security Capital holds 100% of the Class B membership interest, which is a nonvoting interest, in Kingspark LLC, and the three independent parties hold 100% of the Class A membership interest, which is a voting interest, in Kingspark LLC. Security Capital and the three independent parties are the only members of Kingspark LLC.

     Kingspark LLC also has certain rights if ProLogis alters its ownership interest in Kingspark Holding S.A. If (i) ProLogis converts all or a portion of ProLogis' preferred shares in Kingspark Holding S.A. into ordinary or common shares or (ii) sells all or a portion of such preferred shares without the consent of Kingspark LLC, ProLogis must offer to purchase Kingspark LLC's equity interest in Kingspark Holding S.A. at fair market value or arrange for the party acquiring ProLogis' preferred shares to acquire Kingspark LLC's interest on substantially the same terms.

     In addition, Kingspark LLC provides administrative and financial consulting services to Kingspark Holding S.A. for which Kingspark LLC receives an annual fee of $55,000.

     ProLogis believes that the terms and conditions of the transactions entered into with Kingspark LLC are as favorable as those that could have been obtained from an unaffiliated third party.


Garonor

     In December 1998 Garonor Holdings S.A. ("GSA") acquired Garonor S.A., one of Europe's leading owners and operators of distribution facilities. GSA is a Luxembourg corporation in which Security Capital and certain independent parties own approximately 5% of the outstanding shares. ProLogis holds the remaining outstanding shares. Security Capital acquired its shares for $1,000,000. Beginning January 1, 2000, Security Capital has the right to require ProLogis to acquire Security Capital's shares in Garonor S.A. for $1.08 million (the "Put Price"). The Put Price increases each month until ProLogis acquires the shares. In addition, Security Capital has agreed to provide administrative and financial consulting services to ProLogis in connection with the Garonor S.A. acquisition. ProLogis paid Security Capital a one time fee of $70,000 for such services.


Loans to Executive Officers

     Security Capital has entered into an unsecured, full recourse promissory note with K. Dane Brooksher, Chairman and Chief Executive Officer of ProLogis. Under the terms of the promissory note, Security Capital lent Mr. Brooksher $249,997, which amount is due on the earlier of January 4, 2005 or 120 days after Mr. Brooksher is no longer an officer of ProLogis. Interest on the unpaid balance accrues at a floating rate per annum equal to the lowest rate charged by Morgan Guaranty Trust Company of New York to its most creditworthy corporate customers for unsecured loans having a maturity of ninety days or less, in effect from time to time, plus .25%, and is payable semi-annually on each July 4 and January 4. The proceeds of the promissory note were used by Mr.
Brooksher to purchase Common Shares.

     In addition, in 1997 ProLogis made the following loans to the Named Executive Officers for the purchase price of Common Shares pursuant to the share purchase program which loans remain outstanding (balances as of March 31, 1999):
Mr. Brooksher,  $1,893,515; Mr. Lyons, $1,893,515; Mr. Schwartz, $1,136,096; Mr.
Watson, $1,136,096; and Mr. Seiple, $946,757. Each loan is full recourse to the executive officer and is secured by the purchased Common Shares. The loans bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6.0% per annum, and have a ten-year term. The loans will become due and payable
(i) immediately upon the sale of the purchased Common Shares or ProLogis' termination of the executive officer's employment for cause, (ii) 180 days after ProLogis' termination of the executive officer's employment following a change in control, (iii) 365 days after termination of the executive officer's employment by reason of death, disability or retirement or (iv) 90 days after termination of the executive officer's employment for any other reason.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and pursuant to the authorization granted by that certain Power of Attorney filed by the registrant with its Annual Report on Form 10-K for the year ended December 31, 1998, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PROLOGIS TRUST



                                      By:       /s/  EDWARD S. NEKRITZ
                                           -----------------------------------
                                      Its: Senior Vice President and Secretary