Form 10-Q
period 1999-03-31
PROLOGIS TRUST
filed 1999-05-17
CIK 899881

==============================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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




     (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No _____

     The number of shares outstanding of the Registrant's common stock as of May 12, 1999 was 161,232,707.

                                 PROLOGIS TRUST

                                      INDEX


                                                                         Page
                                                                       Number(s)
                                                                       ---------

PART I.  Financial Information

Item 1. Consolidated Financial Statements:
        Consolidated Balance Sheets--March 31, 1999 and
          December 31, 1998...........................................     3
        Consolidated Statements of Earnings and Comprehensive
          Income--Three months ended March 31, 1999 and 1998..........     4
        Consolidated Statements of Cash Flows--Three months
          ended March 31, 1999 and 1998...............................     5
        Notes to Consolidated Financial Statements....................   6 - 22
        Report of Independent Public Accountants......................     23

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  24 - 38

Item 3. Quantitative and Qualitative Disclosure About Market Risk.....     38

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Securities Holders......       39
Item 5.  Other Information..........................................       39

Item 6.  Exhibits...................................................       39

                                 PROLOGIS TRUST

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                              March 31,       December 31,
                                                                                                1999             1998
                                                                                             -----------      ----------
                                     ASSETS                                                  (Unaudited)        (Audited)


Real estate...............................................................................   $ 5,143,836      $ 3,657,500
   Less accumulated depreciation..........................................................       276,922          254,288
                                                                                             -----------      -----------
                                                                                               4,866,914        3,403,212
Investments in and advances to unconsolidated subsidiaries................................       761,776          733,863
Cash and cash equivalents.................................................................       187,732           63,140
Accounts and notes receivable.............................................................        29,623           11,648
Other assets..............................................................................       128,046          118,866
                                                                                             -----------      -----------
              Total assets................................................................   $ 5,974,091      $ 4,330,729
                                                                                             ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Lines of credit........................................................................   $   440,100      $   344,300
   Short-term borrowings..................................................................       150,000          150,000
   Senior unsecured debt..................................................................     1,242,403        1,083,641
   Mortgage notes.........................................................................       731,734          184,964
   Assessment bonds.......................................................................        11,259           11,281
   Securitized debt.......................................................................        31,306           31,559
   Accounts payable and accrued expenses..................................................        80,520          117,506
   Construction payable...................................................................        14,258           34,025
   Amount due to affiliate................................................................           805              395
   Distributions payable..................................................................        64,601           39,283
   Other liabilities......................................................................       147,059           26,112
                                                                                             -----------      -----------
              Total liabilities...........................................................     2,914,045        2,023,066
                                                                                             -----------      -----------

Commitments and contingencies
Minority interest.........................................................................        70,451           51,295

Shareholders' equity:
   Series A  Preferred  Shares;  $0.01 par value;  5,400,000  shares  issued and outstanding at March 31, 1999 and December 31, 1998; stated liquidation
     preference of $25.00 per share.......................................................       135,000          135,000
   Series B Convertible Preferred Shares; $0.01 par value; 7,255,350 shares issued and  outstanding  at March 31, 1999 and 7,537,300  shares issued and outstanding at December 31, 1998; stated liquidation preference of
     $25.00 per share.....................................................................       181,384          188,440
   Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 1999 and December 31, 1998; stated liquidation
     preference of $50.00 per share.......................................................       100,000          100,000
   Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at March 31, 1999 and December 31, 1998; stated liquidation
     preference of $25.00 per share........................................................      250,000          250,000
   Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 1999; stated liquidation preference of $25.00
     per share............................................................................        50,000               --
   Common shares of beneficial interest; $0.01 par value; 161,186,798 shares issued and outstanding at March 31, 1999 and 123,415,711 shares issued
     and outstanding at December 31, 1998.................................................         1,612            1,234
Additional paid-in capital................................................................     2,648,599        1,907,232
Employee share purchase notes.............................................................       (24,474)         (25,247)
Accumulated other comprehensive income....................................................          (418)              23
Distributions in excess of net earnings...................................................      (352,108)        (300,314)
                                                                                             -----------      -----------
              Total shareholders' equity..................................................     2,989,595        2,256,368
                                                                                             -----------      -----------
              Total liabilities and shareholders' equity..................................   $ 5,974,091      $ 4,330,729
                                                                                             ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                             ----------------------------
                                                                                                 1999             1998
                                                                                             -----------      -----------

Income:
     Rental income........................................................................     $  97,161      $    78,565
     Other real estate income.............................................................        13,388            5,257
     Income (loss) from unconsolidated subsidiaries.......................................        (9,209)           4,238
     Foreign currency exchange losses, net................................................        (8,283)            (447)
     Foreign currency hedge income........................................................            --            2,054
     Interest.............................................................................           709              625
                                                                                             -----------      -----------
              Total income................................................................        93,766           90,292
                                                                                             -----------      -----------

Expenses:
     Rental expenses,  net of  recoveries of $16,883 in 1999 and $14,384 in 1998 and including amounts paid to affiliate of $250 in 1999 and
         $253 in 1998.....................................................................         7,189            5,938
     General and administrative, including amounts paid to affiliate of
         $532 in 1999 and $572 in 1998....................................................         8,421            5,171
     Depreciation and amortization........................................................        27,364           23,180
     Interest.............................................................................        30,918           19,642
     Interest rate hedge expense..........................................................           945               --
     Other................................................................................         2,540              903
                                                                                             -----------      -----------
              Total expenses..............................................................        77,377           54,834
                                                                                             -----------      -----------

Earnings from operations..................................................................        16,389           35,458
Minority interest share in earnings.......................................................         1,169              979
                                                                                             -----------      -----------
Earnings before gain on disposition of real estate........................................        15,220           34,479
Gain on disposition of real estate........................................................           715            2,066
                                                                                             -----------      -----------
Earnings before cumulative effect of accounting change....................................        15,935           36,545
Cumulative effect of accounting change....................................................         1,440               --
                                                                                             -----------      -----------
Net earnings..............................................................................        14,495           36,545
Less preferred share dividends............................................................        13,445            8,799
                                                                                             -----------      -----------
Net earnings attributable to Common Shares................................................         1,050           27,746

Other comprehensive income:
     Foreign currency translation adjustments.............................................          (441)              56
                                                                                             -----------      -----------
Comprehensive income......................................................................   $       609      $    27,802
                                                                                             ===========      ===========

Weighted average Common Shares outstanding - Basic........................................       123,660          118,003
                                                                                             ===========      ===========
Weighted average Common Shares outstanding - Diluted......................................       123,681          123,564
                                                                                             ===========      ===========
Basic per share net earnings attributable to Common Shares:
     Earnings before cumulative effect of accounting change...............................   $      0.02      $      0.24
     Cumulative effect of accounting change...............................................         (0.01)              --
                                                                                             -----------      -----------
         Net earnings attributable to Common Shares.......................................   $      0.01      $      0.24
                                                                                             ===========      ===========
Diluted per share net earnings attributable to Common Shares:
     Earnings before cumulative effect of accounting change...............................   $      0.02      $      0.23
     Cumulative effect of accounting change...............................................         (0.01)              --
                                                                                             -----------      -----------
         Net earnings attributable to Common Shares.......................................   $      0.01      $      0.23
                                                                                             ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          ---------------------------
                                                                                              1999            1998
                                                                                          -----------     -----------

Operating activities:
     Net earnings.....................................................................    $    14,495     $    36,545
     Minority interest................................................................          1,169             979
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
         Depreciation and amortization................................................         27,364          23,180
         Gain on disposition of real estate...........................................           (715)         (2,066)
         Straight-lined rents.........................................................         (1,449)           (680)
         Amortization of deferred loan costs..........................................            802             441
         Stock-based compensation.....................................................            618              --
         Income from unconsolidated subsidiaries......................................          9,209           2,323
         Foreign exchange (gains) losses, net.........................................          8,283             444
         Foreign currency hedge income................................................             --          (2,054)
         Interest rate hedge expense..................................................            945              --
     (Increase) decrease in accounts receivable and other assets......................         (7,956)            842
     Decrease in accounts payable and accrued expenses................................         (6,485)        (12,907)
     Increase (decrease) in other liabilities.........................................         (5,292)            302
     Increase in amount due to affiliate..............................................            410            (165)
                                                                                          -----------     -----------
                  Net cash provided by operating activities...........................         41,398          47,184
                                                                                          -----------     -----------

Investing activities:
     Real estate investments..........................................................       (102,229)       (140,339)
     Tenant improvements and lease commissions........................................         (4,243)         (3,205)
     Recurring capital expenditures...................................................         (5,123)           (892)
     Proceeds from dispositions of real estate........................................         46,338          35,010
     Investments in and advances to unconsolidated subsidiaries.......................         (9,447)       (211,051)
     Cash acquired in Meridian Merger.................................................         48,962              --
                                                                                          -----------     -----------
                  Net cash used in investing activities...............................        (25,742)       (320,477)
                                                                                          -----------     -----------

Financing activities:
     Proceeds from sale of Common Shares, net of expenses.............................             --          95,733
     Proceeds from exercised options, dividend reinvestment
         and employee share purchase plan............................................             113              99
     Repurchase of Common Shares......................................................             --            (170)
     Proceeds from secured financings.................................................        439,000              --
     Debt issuance and other transaction costs incurred...............................        (13,578)            (13)
     Distributions paid on Common Shares..............................................        (39,386)        (33,455)
     Distributions paid to minority interest holders..................................         (1,679)         (1,496)
     Dividends paid on preferred shares...............................................        (13,446)         (8,799)
     Principal payments on employee share purchase notes..............................            773              28
     Payments on derivative financial instruments.....................................        (26,996)         (3,974)
     Proceeds from lines of credit and short-term borrowings..........................        544,500         599,000
     Payments on lines of credit and short-term borrowings............................       (777,100)       (345,800)
     Regularly scheduled principal payments on mortgage notes.........................         (3,265)           (852)
     Mortgage notes principal payments at maturity....................................             --          (3,900)
                                                                                          -----------     -----------
                  Net cash provided by financing activities...........................        108,936         296,401
                                                                                          -----------     -----------
Net increase in cash and cash equivalents.............................................        124,592          23,108
Cash and cash equivalents, beginning of period........................................         63,140          25,009
                                                                                          -----------     -----------
Cash and cash equivalents, end of period..............................................    $   187,732     $    48,117
                                                                                          ===========     ===========

See Note 9 for information on non-cash investing and financing activities.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)


1.   General:

         ProLogis Trust ("ProLogis"), a Maryland real estate investment trust ("REIT"), is a publicly held global owner and lessor of distribution facilities focused exclusively on meeting the distribution space needs of international, national, regional and local industrial real estate users through the ProLogis Operating System(TM). ProLogis engages in the acquisition, development, marketing, leasing and long-term ownership of industrial distribution facilities, and the development of master-planned distribution parks and corporate distribution facilities for its customers. ProLogis deploys capital in markets that ProLogis believes have excellent long-term growth prospects and where ProLogis believes it can achieve a strong market position through the acquisition and development of generic, flexible facilities designed for both warehousing and light manufacturing uses. In addition, ProLogis has invested in refrigerated distribution companies in North America and Europe.

         The consolidated financial statements of ProLogis as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with ProLogis' December 31, 1998 audited consolidated financial statements contained in ProLogis' 1998 Annual Report on Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

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


   Segment Reporting

     ProLogis adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 provides standards for the reporting of financial information about a public enterprise's operating segments, as well as related disclosures about products and services, geographic locations and major customers. See Note 11.


   Start-up and Organization Costs

         Through 1998, ProLogis capitalized costs associated with start-up activities and organization costs and amortized such costs over an appropriate period, generally five years. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organization, pre-opening, and start-up activities be expensed as incurred, was adopted by ProLogis on January 1, 1999. Accordingly, ProLogis expensed $1.4 million of unamortized organization and start-up costs as a cumulative effect of accounting change in the first quarter of 1999.

                                 PROLOGIS TRUST

   Accounting for Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is allowed. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability. Management does not believe this standard will have a significant effect on ProLogis' consolidated financial position, results of operations or financial statement disclosures.


   Reclassifications

         Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


2.    Meridian Merger

         On March 30, 1999, Meridian Industrial Trust Inc. ("Meridian"), a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis (the "Meridian Merger"). In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 outstanding shares of Meridian common stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million ProLogis common shares of beneficial interest, $0.01 par value ("Common Shares"). In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares ("Series E Preferred Shares") on a one for one basis. The Series E Preferred Shares have a 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million options each to acquire 1.10 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian include approximately $1.44 billion of real estate assets, an investment in a refrigerated distribution business of $27.7 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

         After the Meridian Merger, Security Capital Group Incorporated ("Security Capital"), which voted its shares in favor of the Meridian Merger, owned approximately 31.0% of the outstanding Common Shares and remains ProLogis' largest shareholder.

         The following summarized pro forma unaudited information represents the combined historical operating results of ProLogis and Meridian with the appropriate purchase accounting adjustments, assuming the Meridian Merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what ProLogis' actual operating results would have been had ProLogis and Meridian constituted a single entity during such periods (in thousands, except per share amounts):





                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                        -------------     -------------

         Rental income................................................................. $     130,675     $     104,825
         Earnings from operations...................................................... $      20,521     $      42,534
         Earnings attributable to Common Shares before
              cumulative effect of accounting change................................... $      13,512     $      34,044
         Net earnings attributable to Common Shares.................................... $      12,072     $      34,044
         Weighted average per Common Shares outstanding:
              Basic.................................................................... $     161,050     $     151,419
              Diluted.................................................................. $     161,236     $     157,685

                                 PROLOGIS TRUST

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                        -------------------------------
                                                                                            1999              1998
                                                                                        -------------     -------------

         Basic per share net earnings attributable to Common Shares
            before cumulative effect of accounting change.............................. $        0.08     $        0.22
         Cumulative effect of accounting change........................................         (0.01)               --
                                                                                        -------------     -------------
         Basic per share earnings attributable to Common Shares........................ $        0.07     $        0.22
                                                                                        =============     =============

         Diluted per share net earnings attributable to Common Shares
            before cumulative effect of accounting change.............................. $        0.08     $        0.22
         Cumulative effect of accounting change........................................         (0.01)               --
                                                                                        -------------     -------------
         Diluted per share earnings attributable to Common Shares...................... $        0.07     $        0.22
                                                                                        =============     =============

3.   Real Estate

   Investments in Real Estate

         Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                     March 31,             December 31,
                                                                       1999                    1998
                                                                  --------------          --------------

         Operating facilities:
              Improved land.....................................  $      753,485 (1)      $      517,803 (1)
              Buildings and improvements........................       4,037,615 (1)           2,731,203 (1)
                                                                  --------------          --------------
                                                                       4,791,100               3,249,006
                                                                  --------------          --------------
         Facilities under development (including
              cost of land).....................................         116,325 (2)(3)          209,670 (2)
         Land held for development..............................         214,289 (4)             180,796 (4)
         Capitalized preacquisition costs.......................          22,122 (5)              18,028 (5)
                                                                  --------------          --------------
                  Total real estate.............................       5,143,836               3,657,500
         Less accumulated depreciation..........................         276,922                 254,288
                                                                  --------------          --------------

                  Net real estate...............................  $    4,866,914          $    3,403,212
                                                                  ==============          ==============

------------
(1)  As of March 31, 1999 and December  31,  1998,  ProLogis had 1,369 and 1,099
     operating   buildings,   respectively,   consisting  of   140,871,000   and
     104,540,000 square feet, respectively.

(2) Facilities under development consist of 31 buildings aggregating 4,698,000 square feet as of March 31, 1999 and 55 buildings aggregating 8,022,000 square feet as of December 31, 1998.

(3) In addition to the March 31, 1999 construction payable of $14.3 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $106.6 million.

(4) Land held for future development consisted of 1,899 acres as of March 31, 1999 and 1,673 acres as of December 31, 1998.

(5) Capitalized preacquisition costs include $1,452,000 and $2,199,000 of funds on deposit with title companies as of March 31, 1999 and December 31, 1998, respectively, for future acquisitions.

   ProLogis Development Services

         ProLogis Development Services Incorporated ("ProLogis Development Services") develops corporate distribution facilities to meet customer requirements, which are often sold to the customer or third parties. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with ProLogis. Accordingly, these loans are reflected as real estate investments in ProLogis' consolidated financial statements. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis. Accordingly, provisions for federal income taxes are recognized, as appropriate.

                                 PROLOGIS TRUST

         The outstanding balances of development and mortgage loans made by ProLogis to ProLogis Development Services for the purchase of distribution facilities and land for distribution facility development and for development costs aggregated $242.3 million as of March 31, 1999. The gains recognized on disposition of undepreciated property by ProLogis Development Services and the fees generated by ProLogis Development Services are reflected as other real estate income by ProLogis.


4.   Unconsolidated Subsidiaries:

         Investments in and advances to unconsolidated subsidiaries are as follows (in thousands):

                                                                                           March 31,       December 31,
                                                                                             1999             1998
                                                                                        -------------     -------------

     Insight.........................................................................   $       1,959     $       1,520
                                                                                        -------------     -------------

     ProLogis Logistics:
         Investment (1)(2)...........................................................          39,873            13,241
         Note receivable.............................................................         128,634           128,634
         Accrued interest and other receivables......................................          13,185             9,146
                                                                                        -------------     -------------
                                                                                              181,692           151,021
                                                                                        -------------     -------------
     Frigoscandia S.A.:
         Investment (1)..............................................................          (3,442)            2,900
         Note receivable from Frigoscandia S.A.......................................          87,795            85,148
         Note receivable from Frigoscandia Holding AB................................          91,519            91,519
         Mortgage note receivable from Frigoscandia Limited UK.......................          30,000            30,000
         Accrued interest and other receivables......................................          15,056            11,998
                                                                                        -------------     -------------
                                                                                              220,928           221,565
                                                                                        -------------     -------------
     Kingspark S.A.:
         Investment (1)..............................................................          17,728            22,413
         Note receivable from Kingspark S.A..........................................         111,856           111,744
         Note receivable from ProLogis Kingspark.....................................          47,614            34,391
         Mortgage note receivable from ProLogis Kingspark............................          52,371            52,371
         Accrued interest and other receivables......................................           7,113             3,850
                                                                                        -------------     -------------
                                                                                              236,682           224,769
                                                                                        -------------     -------------
     Garonor Holdings:
         Investment (1)..............................................................           1,574             5,508
         Note receivable.............................................................         116,620           129,395
         Accrued interest receivable.................................................           2,321                85
                                                                                        -------------     -------------
                                                                                              120,515           134,988
                                                                                        -------------     -------------

                  Total..............................................................   $     761,776     $     733,863
                                                                                        =============     =============



---------------
(1) Investment represents ProLogis' investment in Insight and in the preferred stock of the respective companies as adjusted for ProLogis' share of each company's net earnings or loss.
(2) Includes $27.7 million representing ProLogis' investment in the preferred stock of Meridian Refrigeration Incorporated ("MRI") which was acquired as part of the Meridian Merger. CSI acquired 100% of the common stock of MRI on March 30, 1999. ProLogis intends to sell its interest in MRI to CSI.

                                 PROLOGIS TRUST

   Insight

         ProLogis Development Services has a 28.6% ownership interest in Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company. On January 2, 1999, ProLogis Development Services invested an additional $500,000 in Insight and is committed to investing an additional $500,000 on July 1, 1999, which will bring its ownership interest to 33.3%. This investment is accounted for under the equity method. ProLogis recognized a loss of $60,000 from its investment in Insight for the three months ended March 31, 1999. Prior to July 1, 1998, this investment was accounted for under the cost method.

   ProLogis Logistics


         ProLogis owns 100% of the preferred stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics"). ProLogis Logistics owns 100% of the common stock of a refrigerated distribution company operating in the United States and Canada, CS Integrated LLC ("CSI"). Prior to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. As of March 31, 1999, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics. As of March 31, 1999, CSI owned or operated refrigerated distribution facilities aggregating 140.6 million cubic feet (including MRI's
16.4 million cubic feet).

         The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes substantially all economic benefits of ProLogis Logistics and its subsidiaries.

         As of March 31, 1999, ProLogis had a $128.6 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 8.0% per annum and matures on April 24, 2002. Interest payments on the note are due annually.

         ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the note receivable and a management fee payable from CSI) from its investment in ProLogis Logistics of $1.5 million and $1.0 million for the three months ended March 31, 1999 and 1998, respectively.


   Frigoscandia S.A.

         On January 16, 1998, ProLogis invested in Frigoscandia S.A. by acquiring 100% of its preferred stock. Frigoscandia S.A. is a Luxembourg company that acquired a refrigerated distribution company headquartered in Sweden,
Frigoscandia AB on that date. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of March 31, 1999, Frigoscandia AB, which operates in nine European countries, owned 189.6 million cubic feet of refrigerated distribution facilities. As of March 31, 1999, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. The common stock of Frigoscandia S.A. is owned by a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital, ProLogis' largest shareholder, owns 100% of the non-voting interests. ProLogis recognizes substantially all economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

         As of March 31, 1999, ProLogis had a $91.5 million note receivable from Frigoscandia Holding AB and a $87.8 million note receivable from Frigoscandia S.A. These unsecured notes bear interest at 5.0% per annum and are due on demand ($80.0 million of the note receivable from Frigoscandia S.A. is due on July 15, 2008). Additionally, as of March 31, 1999, ProLogis had a $30.0 million mortgage note receivable from Frigoscandia Limited UK, a subsidiary of Frigoscandia AB. The mortgage note receivable, which provides for interest at 7.0% per annum and matures on March 20, 2018, is secured by refrigerated distribution facilities. Subsequent to March 31, 1999, the mortgage note receivable was converted to a non-interest bearing note.

         ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized a loss of $3.5 million and income of $3.2 million (including interest income on the mortgage note and notes receivable) from its investment in Frigoscandia S.A. for the three months ended March 31, 1999 and 1998, respectively.

                                 PROLOGIS TRUST

         Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $197.6 million as of March 31, 1999. The loan bears interest at each currency's LIBOR rate plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.


   Kingspark S.A.

         On August 14, 1998, ProLogis invested in Kingspark Holding S.A. ("Kingspark S.A.") by acquiring 100% of its preferred stock. Kingspark S.A. is a Luxembourg company that acquired an industrial real estate development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"), on that date. As of March 31, 1999, ProLogis Kingspark had 329,600 square feet of operating facilities, 515,500 square feet of facilities under development and 140,900 square feet of facilities being developed under construction management agreements. Additionally, as of March 31, 1999, ProLogis Kingspark owned 569 acres and controlled 1,615 acres of land through letters of intent or contingent contracts for future development of 38.2 million square feet of distribution facilities. As of March 31, 1999, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is owned by a limited liability company, in which unrelated third parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes substantially all economic benefits of the activities of Kingspark S.A. and ProLogis Kingspark.

         As of March 31, 1999, ProLogis had a $111.9 million note receivable from Kingspark S.A. and a $47.6 million note receivable from ProLogis Kingspark. These unsecured notes bear interest at 5.0% (Kingspark S.A.) and 8.0% (ProLogis Kingspark) per annum and are due on demand. Also, as of March 31, 1998, ProLogis had a $52.4 million mortgage note receivable from ProLogis Kingspark which bears interest at 8.0% per annum and is secured by certain land parcels.

         ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized a loss of $1.4 million in 1999 (including interest income on the mortgage note and notes receivable) from its investment in Kingspark S.A.

         ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to approximately $16 million, has been guaranteed by ProLogis. As of March 31, 1999, approximately $14.7 million was outstanding on the line of credit.


   Garonor Holdings

         On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its preferred stock. Garonor Holdings is a Luxembourg company that acquired in excess of 99% of the voting stock of Garonor S.A. ("ProLogis Garonor") on that date. As of March 31, 1999, ProLogis had invested $9.6 million in the preferred stock of Garonor Holdings. ProLogis Garonor owns and leases approximately 5.2 million square feet of industrial distribution facilities located in France. Garonor Holdings is in the process of acquiring the remaining voting stock of ProLogis Garonor.

         The common stock of Garonor Holdings is owned by Security Capital. Security Capital can require ProLogis to purchase the Garonor Holdings common stock held by Security Capital beginning January 1, 2000. ProLogis recognizes substantially all of the economic benefits of Garonor Holdings and its subsidiaries.

         As of March 31, 1999, ProLogis had a $116.6 million note receivable from Garonor Holdings. The note is unsecured, bears interest at 6.5% per annum and is due on demand. Interest payments on the note are due annually.

                                 PROLOGIS TRUST

         ProLogis accounts for this investment under the equity method. Should Garonor Holdings acquire 100% of the voting stock of ProLogis Garonor, it is anticipated that the ownership of Garonor Holdings will be restructured such that ProLogis would become the sole owner of Garonor Holdings and, as a wholly-owned subsidiary of ProLogis, Garonor Holdings would be consolidated with the accounts of ProLogis. ProLogis recognized a loss of $5.7 million (including interest income on the note receivable) from its investment in Garonor Holdings in 1999.

         In connection with the acquisition of ProLogis Garonor, Garonor Holdings obtained two credit facilities from a French bank. One facility is in the amount of 200.0 million French francs ($136.5 million as of March 31, 1999) and is guaranteed by ProLogis. ProLogis has guaranteed an additional 10.0 million French francs ($1.7 million as of March 31, 1999), which approximates the annual interest to be charged on the facility. The second facility, in the amount of 870.0 million French francs (of which 814.4 million French francs were outstanding as of March 31, 1999) is secured by the real estate owned by ProLogis Garonor. ProLogis has guaranteed 100.0 million French francs of the amount outstanding as of March 31, 1999 ($16.8 million as of March 31, 1999). Garonor Holdings has the ability to borrow an additional 50.0 million French francs under this facility. The total guaranty of 100.0 million French francs can be reduced as ProLogis Garonor meets certain operating covenants.


   Summarized Financial Information

         Summarized   financial   information   for   ProLogis'   unconsolidated
subsidiaries as of and for the three months ended March 31, 1999 is presented below (in millions of U.S. dollars).

                                             ProLogis         Frigoscandia      Kingspark        Garonor
                                             Logistics (1)        S.A.             S.A.          Holdings
                                           ------------       ------------      ----------      -----------

              Total assets................  $     311.9       $     565.5       $    324.0      $     339.9

              Total liabilities (2).......  $     270.0       $     574.3       $    307.1      $     344.3
              Minority interest...........  $        --       $       1.7       $       --      $       0.2
              Shareholders' equity........  $      41.9       $     (10.5)      $     16.9      $      (4.6)
              Revenues....................  $      47.4       $     100.8       $      2.1      $       6.8
              Adjusted EBITDA (3).........  $       6.7       $      11.4       $      0.7      $       5.7
              Net loss (4) (5)............  $      (1.1)      $      (6.7) (6)  $     (4.9) (7) $      (8.4) (8)

---------------
(1) ProLogis Logistics' balances include MRI, which was acquired on March 30, 1999. See Note 2.
(2) Includes amounts due to ProLogis of $141.8 million from ProLogis Logistics, $224.4 million from Frigoscandia S.A., $219.0 million from Kingspark S.A. and $118.9 million from Garonor Holdings.
(3) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, cumulative effect of accounting changes and adjustments from the remeasurement of intercompany and other debt based on current foreign currency exchange rates.
(4) ProLogis' share of the net loss and interest income on intercompany notes and mortgage notes receivable are recognized in the Consolidated Statements of Earnings and Comprehensive Income as "Income (loss) from Unconsolidated Subsidiaries".
(5) Net loss of each company includes interest expense on intercompany notes and mortgage notes.
(6) Includes a net loss of $0.8 million from the remeasurement of intercompany and other debt based on the foreign currency exchange rates in effect as of March 31, 1999.
(7) Includes a net loss of $2.4 million from the remeasurement of intercompany debt based on foreign currency exchange rates in effect as of March 31, 1999.
(8) Includes a net loss of $7.5 million from the remeasurement of intercompany and other debt based on the foreign currency exchange rates in effect as of March 31, 1999.

                                 PROLOGIS TRUST

5.   Borrowings:

   Lines of Credit

         ProLogis has an unsecured credit agreement with NationsBank, N.A. ("NationsBank"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group (the "Lenders") that provides for a $540.0 million unsecured revolving line of credit. Borrowings bear interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. The prime rate was 7.75% and the 30-day LIBOR rate was 4.9372% as of March 31, 1999. Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended annually for an additional year at ProLogis' option. ProLogis was in compliance with all covenants contained in the credit agreement as of March 31, 1999. As of March 31, 1999, $440.1 million of borrowings were outstanding on the line of credit.

         The $540.0 million unsecured revolving line of credit replaced ProLogis' previous $350.0 million unsecured revolving line of credit that was put into place in August 1998. ProLogis' entered into the new credit agreement to allow for increased borrowing capacity after the Meridian Merger, which added approximately 32.2 million square feet of operating facilities to ProLogis' existing portfolio.

         In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with NationsBank that matures on October 1, 1999. By agreement between ProLogis and NationsBank, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the line of credit as of March 31, 1999.

         As of March 31, 1999, ProLogis had an agreement with the Lenders that provided for a term loan of $150.0 million. The term loan was repaid on April 26, 1999 and the agreement was terminated. ProLogis paid interest at LIBOR plus 1.00% on the term loan borrowings.


   Senior Unsecured Debt

         ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes are summarized as follows (in thousands of dollars):

                                                                                           Principal        Principal
                                  Original           Coupon            Maturity         Outstanding at       Payment
         Date of Issuance         Principal           Rate               Date           March 31, 1999 (1) Requirement
         ----------------        -----------        ---------        -----------        --------------     -----------


         May 16, 1995            $    17,500          7.250%           05/15/00         $    17,481            (2)
         May 16, 1995                 17,500          7.300%           05/15/01              17,466            (2)
         May 17, 1996                 50,000          7.250%           05/15/02              49,978            (3)
         October 9, 1998             125,000          7.000%           10/01/03             125,000            (2)
         July 20, 1998               250,000          7.050%           07/15/06             249,510            (2)
         November 20, 1997 (4)       135,000          7.250%           11/20/07             133,961            (2)
         May 17, 1996                100,000          7.950%           05/15/08              99,866            (5)
         March 2, 1995               150,000          8.720%           03/01/09             150,000            (6)
         May 16, 1995                 75,000          7.875%           05/15/09              74,732            (7)
         November 20, 1997 (4)        25,000          7.300%           11/20/09              24,761            (2)
         February 4, 1997            100,000          7.810%           02/01/15             100,000            (8)
         March 2, 1995                50,000          9.340%           03/01/15              50,000            (9)
         May 17, 1996                 50,000          8.650%           05/15/16              49,867           (10)
         July 11, 1997               100,000          7.625%           07/01/17              99,781            (2)
                                 -----------                                            -----------

                                 $ 1,245,000                                            $ 1,242,403
                                 ===========                                            ===========

---------------
(1) Amounts are net of unamortized original issue discount.
(2) Principal due at maturity.
(3) Annual principal payments of $12.5 million from 5/15/99 to 5/15/02.





                                 PROLOGIS TRUST

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


(4) Senior unsecured debt assumed by ProLogis in connection with the Meridian Merger. See Note 2.
(5) Annual principal payments of $25.0 million from 5/15/05 to  5/15/08.
(6) Annual  principal  payments of $18.75  million  from 3/1/02 to 3/1/09.
(7) Annual principal payments of $9.375 million from 5/15/02 to 5/15/09.
(8) Annual principal payments ranging from $10.0 million to $20.0 million from 2/1/10 to 2/1/15.
(9) Annual principal payments ranging from $5.0 million to $12.5 million from 3/1/10 to 3/1/15.
(10)Annual principal payments ranging from $5.0 million to $12.5 million from 5/15/10 to 5/15/16.

         The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. The Notes are redeemable at any time at the option of ProLogis. Such redemption and other terms are governed by the provisions of an indenture agreement between ProLogis and State Street Bank and Trust Company, as trustee.

         Under the terms of the indenture agreement, ProLogis must meet certain financial covenants and ProLogis was in compliance with all such covenants as of March 31, 1999.

         On April 26, 1999, ProLogis completed a $500.0 million offering of senior unsecured notes. The notes were issued in two tranches of $250.0 million due April 15, 2004 (the "2004 Notes") and April 15, 2008 (the "2008 Notes"). The 2004 Notes have a coupon rate of 6.70% and the 2008 Notes have a coupon rate of 7.10%. Both the 2004 Notes and the 2008 Notes were issued at a discount and are governed by the terms and provisions of the same indenture agreement applicable to ProLogis' other senior unsecured notes. Net proceeds from the offering were approximately $495.9 million, net of underwriters' commissions and other costs, which were used to repay borrowings on ProLogis' unsecured lines of credit and unsecured term loan. After the issuance of the 2004 Notes and the 2008 Notes, ProLogis has $108.0 million of shelf registered securities available for issuance in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights.


   Mortgage Notes, Assessment Bonds and Securitized Debt

         Mortgage notes, assessment bonds and securitized debt consisted of the following as of March 31, 1999 (in thousands):

                                                                                    Balloon
                                                                Periodic            Payment
                                             Interest  Maturity  Payment Principal   Due at
               Description (1)                 Rate      Date     Date    Balance   Maturity
               -----------                   --------  -------- -------- ---------- --------

Mortgage notes:
    Princeton Distribution Center..........    9.250%  05/19/99   (2)    $      378 $    378
    Oxmoor Distribution Center #1..........    8.390   04/01/99   (2)         3,895    3,895
    Oxmoor Distribution Center #2..........    8.100   05/01/99   (2)         1,439    1,439
    Oxmoor Distribution Center #3..........    8.100   05/01/99   (2)         1,429    1,426
    Peter Cooper Distribution Center #1....   10.625   06/01/99   (2)         2,624    2,619
    Platte Valley Industrial Center #1.....    9.750   03/01/00   (2)           342      256
    West One Business Center #1............    8.250   09/01/00   (2)         4,397    4,252
    Tampa West Distribution Center #20.....    9.125   11/30/00   (3)            93       --
    Rio Grande Industrial Center #1........    8.875   09/01/01   (2)         3,013    2,544
    Titusville Industrial Center #1........   10.000   09/01/01   (2)         4,618    4,181
    Eigenbrodt Way Distribution Center #1..    8.590   04/01/03   (2)         1,650    1,479
    Gateway Corporate Center #10...........    8.590   04/01/03   (2)         1,874    1,361
    Hayward Industrial Center I & II.......    8.590   04/01/03   (2)        13,922   12,480
    Thornton Business Center #1--#4........    8.590   04/01/03   (2)         9,131    8,185
    Sullivan 75 Distribution Center #1.....    9.960   04/01/04   (2)         1,811    1,663
    Oceanie Distribution Center #1 and
       Epone Distribution Center #1........    8.000   07/01/04   (3)         5,293       --
    Platte Valley Industrial Center #8.....    8.750   08/01/04   (2)         1,881    1,488
    Riverside Industrial Center #3.........    8.750   08/01/04   (2)         1,478    1,170
    Riverside Industrial Center #4.........    8.750   08/01/04   (2)         3,995    3,161
    West One Business Center #3............    9.000   09/01/04   (2)         4,381    3,847
    Raines Distribution Center.............    9.500   01/01/05   (2)         6,209    5,902
    Prudential Insurance (4) (5)...........    6.850   03/01/05   (6)        73,160   73,160
    Societe Generale (5)...................    5.700   12/01/06   (2)        21,788    8,940


                                 PROLOGIS TRUST

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


    Consulate Distribution Center #200 (4).    6.970%  02/01/06   (2)         3,871   3,585
    Plano Distribution Center #7 (4).......    7.020   04/15/06   (2)         3,748   3,015
    CIGNA (5)..............................    7.080   03/01/07   (2)       149,879 134,431
    Vista Del Sol Industrial Center #1.....    9.680   08/01/07   (3)         2,576      --
    Vista Del Sol Industrial Center #3.....    9.680   08/01/07   (3)         1,090      --
    State Farm Insurance (4) (5)...........    7.100   11/01/08   (6)        15,626  13,065
    TIAA (5) (7)...........................    7.200   03/01/09   (8)       155,000 135,136
    Placid Street Distribution
       Center #1 (4) (5)...................    7.180   12/01/09   (2)         8,003   6,529
    Earth City Industrial Center #3........    8.500   07/01/10   (3)         2,252      --
    GMAC Commercial Mortgage (5)...........    7.750   10/01/10   (3)         8,080      --
    Executive Park Distribution Center #3..    8.190   03/01/11   (3)         1,095      --
    Cameron Business Center #1 (4) (5).....    7.230   07/01/11   (2)         6,350   4,526
    Platte Valley Industrial Center #9.....    8.100   04/01/17   (3)         3,310      --
    Platte Valley Industrial Center #4.....   10.100   11/01/21   (3)         2,053      --
    MGT (5)................................    7.584   03/01/24   (9)       200,000 127,187
                                                                         ----------

                                                                         $  731,734
                                                                         ==========
Assessment bonds:
    City of Wilsonville....................    6.82%   08/19/04   (3)    $      120 $    --
    City of Kent...........................    5.50    05/01/05   (3)            18      --
    City of Kent...........................    7.85    06/20/05   (3)           104      --
    City of Portland.......................    8.33    11/17/07   (3)             7      --
    City of Kent...........................    7.98    05/20/09   (3)            64      --
    City of Fremont........................    7.00    03/01/11   (3)         9,890      --
    City of Las Vegas......................    8.75    10/01/13   (3)           294      --
    City of Las Vegas......................    8.75    10/01/13   (3)           289      --
    City of Las Vegas......................    8.75    10/01/13   (3)           163      --
    City of Portland.......................    7.25    11/07/15   (3)            99      --
    City of Portland.......................    7.25    09/15/16   (3)           211      --
                                                                         ----------

                                                                         $   11,259
                                                                         ==========
Securitized debt:
    Tranche A..............................    7.74%   02/01/04   (2)    $   23,243 $20,821
    Tranche B..............................    9.94    02/01/04   (2)         8,063   7,215
                                                                         ----------

                                                                         $   31,306
                                                                         ==========

---------------
(1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt for the three months ended March 31, 1999 were 7.57%, 7.12% and 8.31%, respectively.
(2)  Monthly  amortization  with a balloon  payment due at  maturity.
(3)  Fully amortizing.
(4)  Mortgage  note was  assumed by  ProLogis in  connection  with the  Meridian
     Merger. See Note 2. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, where applicable.
(5)  Secured by a pool of distribution facilities.
(6)  Interest only with balloon payment due at maturity.
(7) Final funding of $27.0 million under this term loan was received by ProLogis on April 30, 1999.
(8) Monthly interest only payments through March 2002 and monthly principal and interest payments from April 2002 to March 2009. (9) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.

         Mortgage notes are secured by real estate with an aggregate undepreciated cost of $1.28 billion as of March 31, 1999. Assessment bonds are secured by real estate with an aggregate undepreciated cost of $236.8 million as of March 31, 1999. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $66.4 million as of March 31, 1999.

                                 PROLOGIS TRUST

   Long-term Debt Maturities

         Approximate principal payments due on senior unsecured debt, mortgage notes, assessment bonds and securitized debt during each of the years in the five-year period ending December 31, 2003 and thereafter are as follows (in thousands):


                  Remainder of 1999.............................................    $    27,835
                  2000..........................................................         42,086
                  2001..........................................................         45,906
                  2002..........................................................         53,134
                  2003..........................................................        189,750
                  2004 and thereafter...........................................      1,660,588
                                                                                    -----------
                           Total principal due..................................      2,019,299
                  Less:  Original issue discount................................         (2,597)
                                                                                    -----------
                           Total carrying value.................................    $ 2,016,702
                                                                                    ===========


   Interest Expense

         For the three months ended March 31, 1999 and 1998, interest expense was $30.9 million and $19.6 million, respectively, which was net of capitalized interest of $3.9 million and $4.3 million, respectively. Amortization of deferred loan costs included in interest expense was $802,000 and $441,000 million for the three months ended March 31, 1999 and 1998, respectively. The total interest paid in cash on all outstanding debt was $36.0 million and $21.2 million for the three months ended March 31, 1999 and 1998, respectively.


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

         ProLogis sold its 70.0% general partnership interest in Red Mountain Joint Venture in March 1999 and recognized a gain of $715,000. ProLogis is the controlling general partner in four partnerships: ProLogis Limited Partnership-I, ProLogis Limited Partnership-II, ProLogis Limited Partnership-III and ProLogis Limited Partnership-IV. As of March 31, 1999, a total of 5,055,704 limited partnership units were held by minority interest limited partners in the various real estate partnerships. In each of these partnerships, the limited partners are entitled to exchange partnership units for Common Shares on a one for one basis. Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares.

         For the three months ended March 31, 1999, distributions of $1.7 million were made to the minority interest limited partners. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the four partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.

                                 PROLOGIS TRUST

         In connection with the Meridian Merger, ProLogis acquired partnership interests in four real estate partnerships. These partnerships, which were controlled by Meridian and are now controlled by ProLogis, own and/or develop industrial facilities with an undepreciated cost of $139.8 million as of March 31, 1999. ProLogis has recognized the aggregate minority interests in these four partnerships of $20.8 million as of March 31, 1999. There are a total of 483,087 limited partnership units held by the limited partners in two of the partnerships, which are convertible into Common Shares at a rate of 1.1 Common Share per partnership unit plus $2.00.


7.   Distributions and Dividends:

   Common Share Distributions

         On February 24, 1999, ProLogis paid a quarterly distribution of $0.3183 per Common Share. On March 17, 1999, the Board set a proposed annual distribution level of $1.30 per Common Share. Accordingly, on that date the Board declared a quarterly distribution of $0.3272 per Common Share payable on May 27, 1999 to shareholders of record on May 13, 1999.

         On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the Merger, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger.

   Preferred Share Dividends

         On March 31, 1999, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share, $1.0675 per cumulative redeemable preferred Series C share and $0.495 per cumulative redeemable Series D preferred share.

         On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E Preferred Shares ($0.5469 per share), of which $729,200 related to Meridian's Series D preferred stock and was accrued by Meridian prior to the closing of the Merger.


8.   Earnings Per Common Share:

         A reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                            1999            1998
                                                                         -----------    -----------


              Net earnings attributable to Common Shares...............  $     1,050    $    27,746
              Add:  Minority interest..................................           --            979
                                                                         -----------    -----------
              Adjusted net earnings attributable to Common Shares......  $     1,050    $    28,725
                                                                         ===========    ===========
              Weighted average Common Shares outstanding - basic.......      123,660        118,003
              Weighted average effect of convertible limited
                  partnership units....................................           --          5,071
              Incremental effect of common stock equivalents...........           21            490
                                                                         -----------    -----------
              Adjusted weighted average Common Shares
                  outstanding - diluted................................      123,681        123,564
                                                                         ===========    ===========
              Per share net earnings attributable to Common Shares:
                  Basic................................................  $      0.01    $      0.24
                                                                         ===========    ===========
                  Diluted..............................................  $      0.01    $      0.23
                                                                         ===========    ===========

                                 PROLOGIS TRUST

         For the three months ended March 31, 1999, there were 5,065,000 weighted average limited partnership units outstanding and for the three months ended March 31, 1999 and 1998, there were 9,425,000 and 10,243,000 weighted average Series B preferred shares outstanding on an as-converted basis, respectively, that were not assumed converted into Common Shares because they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent years.


9.    Supplemental Cash Flow Information

         Non-cash investing and financing activities for the three months ended March 31, 1999 and 1998 are as follows:

         (a) In connection with the Meridian Merger discussed in Note 2, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E Preferred Shares, assumed approximately 1.1 million options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).

         (b) Series B convertible redeemable preferred shares aggregating $7.1 million were converted into Common Shares in 1999.

         (c) Limited partnership units aggregating $205,000 and $302,000 were converted into Common Shares in 1999 and 1998, respectively.

         (d) Foreign currency translation adjustments of $441,000 and $(56,000) were recognized in 1999 and 1998, respectively.

         (e) ProLogis accrued the Common Share distribution for the second quarter of 1999 aggregating $52.7 million that was declared on March 17, 1999.


10.   Financial Instruments:

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

         The following table summarizes the activity in interest rate contracts for the three months ended March 31, 1999 (in millions):

                                 PROLOGIS TRUST


                                                                       Interest Rate     Interest Rate
                                                                     Futures Contracts       Swaps
                                                                     -----------------   -------------

                Notional amount as of December 31, 1998............     $     75.0        $     75.0
                New contracts......................................             --                --
                Matured or expired contracts (1)...................          (75.0)            (75.0)
                Terminated contracts...............................             --                --
                                                                        ------------      ------------

                Notional amount as of March 31, 1999...............     $       --        $       --
                                                                        ============      ============

---------------
     (1) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which were renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.

         During the third quarter of 1998, ProLogis determined that the interest rate protection agreements no longer qualified for hedge accounting treatment under GAAP based upon the following:

         o Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e., ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and

         o ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).

         Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements which were terminated in February 1999 at a total cost of $27.0 million were used to set the interest rate associated with a secured financing transaction that was completed in March 1999.

         On December 22, 1997,  ProLogis entered into two separate  contracts to
(i) exchange  $373.8 million for 2.9 billion  Swedish  krona,  and (ii) exchange
310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market as of December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 at a net loss of $4.0 million. Accordingly, ProLogis recognized a net gain of $2.0 million. These foreign exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

11.  Business Segments:

     ProLogis has three reportable business segments:

     o acquisition and development of industrial distribution facilities for long-term ownership and leasing in the United States, Europe (a portion of which is owned through Garonor Holdings, an unconsolidated subsidiary) and Mexico--each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

     o operation of refrigerated distribution facilities through unconsolidated subsidiaries in the United States (ProLogis Logistics and MRI) and Europe (Frigoscandia S.A.)--each subsidiary's operating facilities are considered to be individual operating segments having
         similar  economic  characteristics  which  are   combined  within  the
         reportable segment based upon geographic location; and

                                 PROLOGIS TRUST

     o development of distribution facilities for future sale or on a fee basis in the United States and Mexico and in the United Kingdom through an unconsolidated subsidiary (Kingspark S.A.)--the development activities of ProLogis and its unconsolidated subsidiary are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location.

     Reconciliations of the three reportable segments: (i) income from external customers to ProLogis' total income; (ii) net operating income from external customers to ProLogis' earnings from operations (ProLogis' chief operating decision makers rely primarily on net operating income to make decisions about allocating resources and assessing segment performance); and (iii) assets to ProLogis' total assets are as follows (in thousands):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                -------------    -------------
     Income:
         Leasing activities:
              United States..................................................   $      91,237    $      78,023
              Europe (1).....................................................          (1,796)              --
              Mexico.........................................................           2,101              542
                                                                                -------------    -------------
                  Total leasing activities segment...........................          91,452           78,565
                                                                                -------------    -------------

         Refrigerated operations:
              United States (2) (3)..........................................           1,494            1,036
              Europe (4) (5).................................................          (3,511)           3,202
                                                                                -------------    -------------
                  Total refrigerated operations segment......................          (2,017)           4,238
                                                                                -------------    -------------

         Development activities:
              United States..................................................          13,327            5,090
              Europe (United Kingdom) (6) (7)................................          (1,422)              --
              Mexico.........................................................              --              167
                                                                                -------------    -------------
                  Total development activities segment.......................          11,905            5,257
                                                                                -------------    -------------

         Reconciling items:
              Foreign currency exchange losses, net..........................          (8,283)            (447)
              Foreign currency hedge income..................................              --            2,054
              Interest income................................................             709              625
                                                                                -------------    -------------
                  Total reconciling items....................................          (7,574)           2,232
                                                                                -------------    -------------

         Total income........................................................   $      93,766    $      90,292
                                                                                =============    =============







                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                     1999            1998
                                                                                -------------    -------------
Net operating income:
     Leasing activities:
         United States.......................................................   $      84,176    $      72,102
         Europe (1)..........................................................          (1,826)              --
         Mexico..............................................................           1,913              525
                                                                                -------------    -------------
              Total leasing activities segment...............................          84,263           72,627
                                                                                -------------    -------------

     Refrigerated operations:
         United States (2) (3)...............................................           1,494            1,036
         Europe (4) (5)......................................................          (3,511)           3,202
                                                                                -------------    -------------
              Total refrigerated operations segment..........................          (2,017)           4,238
                                                                                -------------    -------------

     Development activities:
         United States.......................................................          13,327            5,090
         Europe (United Kingdom) (6) (7).....................................          (1,422)              --
         Mexico..............................................................              --              167
                                                                                -------------    -------------
              Total development activities segment...........................          11,905            5,257
                                                                                -------------    -------------


                                 PROLOGIS TRUST

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                     1999            1998
                                                                                -------------    -------------
     Reconciling items:
         Foreign currency exchange losses, net...............................          (8,283)            (447)
         Foreign currency hedge income.......................................              --            2,054
         Interest income.....................................................             709              625
         General and administrative expense..................................          (8,421)          (5,171)
         Depreciation and amortization.......................................         (27,364)         (23,180)
         Interest expense....................................................         (30,918)         (19,642)
         Interest rate hedge expense.........................................            (945)              --
         Other expense.......................................................          (2,540)            (903)
                                                                                -------------    -------------
              Total reconciling items........................................         (77,762)         (46,664)
                                                                                -------------    -------------

     Earnings from operations................................................   $      16,389    $      35,458
                                                                                =============    =============

                                                                                   March 31,      December 31,
                                                                                     1999            1998
                                                                                -------------    -------------
Assets:
     Leasing activities:
         United States.....................................................     $   4,533,465    $   3,073,248
         Europe (8)........................................................           298,664          309,639
         Mexico............................................................            77,149           74,494
                                                                                -------------    -------------
              Total leasing activities segment.............................         4,909,278        3,457,381
                                                                                -------------    -------------

     Refrigerated operations:
         United States (3) (8).............................................           181,692          151,021
         Europe (8)........................................................           220,928          221,566
                                                                                -------------    -------------
              Total refrigerated operations segment........................           402,620          372,587
                                                                                -------------    -------------

     Development activities:
         United States.....................................................           157,691          149,521
         Europe (United Kingdom) (8).......................................           236,682          224,769
         Mexico............................................................            17,488           16,465
                                                                                -------------    -------------
              Total development activities segment.........................           411,861          390,755
                                                                                -------------    -------------

     Reconciling items:
         Cash .............................................................           187,732           63,140
         Accounts and notes receivable.....................................            15,776            1,313
         Other assets......................................................            46,824           45,553
                                                                                -------------    -------------
              Total reconciling items......................................           250,332          110,006
                                                                                -------------    -------------

         Total assets......................................................     $   5,974,091    $   4,330,729
                                                                                =============    =============

---------------
(1) Includes a $5.7 million loss recognized under the equity method of accounting related to ProLogis' investment in Garonor Holdings, including a $7.2 million foreign currency exchange loss from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of March 31, 1999. See Note 4 for summarized financial information of Garonor Holdings.
(2) Represents amount recognized under the equity method of accounting related to ProLogis' investment in ProLogis Logistics. See Note 4 for summarized financial information of ProLogis Logistics.
(3) Includes one facility in Canada.
(4) Represents amount recognized under the equity method of accounting related to ProLogis' investment in Frigoscandia S.A. See Note 4 for summarized financial information of Frigoscandia S.A.
(5) Includes a net loss of $0.8 million from the remeasurement of intercompany and other debt based on the foreign currency exchange rates in effect as of March 31, 1999.
(6) Represents amount recognized under the equity method of accounting related to ProLogis' investment in Kingspark S.A. See Note 4 for summarized financial information of Kingspark S.A.
(7) Includes a net loss of $2.3 million from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of March 31, 1999.
(8) Includes equity investments. See Note 4 for summarized financial informa-tion.

                                 PROLOGIS TRUST

         ProLogis' largest customer accounted for 0.95% of ProLogis' rental income (on an annualized basis) for the three months ended March 31, 1999, and the annualized base rent for ProLogis' 20 largest customers accounted for approximately 9.50% of ProLogis' rental income (on an annualized basis) for the three months ended March 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Trustees and Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated balance sheet of ProLogis Trust and subsidiaries as of March 31, 1999, and the related consolidated statements of earnings and comprehensive income for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trust's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ProLogis Trust and subsidiaries as of December 31, 1998, and in our report dated March 5, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                       ARTHUR ANDERSEN LLP



Chicago, Illinois
May 13, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion should be read in conjunction with ProLogis' financial statements and the notes thereto included in Item 1 of this report. See ProLogis' 1998 Annual Report on Form 10-K for a discussion of various risk factors associated with forward-looking statements modern this document.

Overview

   General

         ProLogis' operating results depend primarily on the operating results of its industrial distribution facilities, which are substantially influenced by
(i) the demand for and supply of industrial distribution facilities in ProLogis' North American and European target market cities; (ii) the pace and economic returns at which ProLogis can acquire and develop additional industrial distribution facilities; (iii) the extent to which ProLogis can sustain improved market performance as measured by lease rates and occupancy levels; and, (iv) the demand for the corporate distribution facilities services that are provided by ProLogis Development Services and ProLogis Kingspark. In addition, the operating performance of ProLogis' unconsolidated subsidiaries that are engaged in the refrigerated distribution business affect ProLogis' operating results.

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

         As of March 31, 1999, ProLogis' real estate investments included 140.9 million square feet of operating facilities with a total expected investment of $4.9 billion. During the three months ended March 31, 1999, ProLogis disposed of facilities from its operating portfolio aggregating 0.9 million square feet. For the three months ended March 31, 1999, ProLogis recognized $13.4 million of other real estate income related to the activities of ProLogis Development Services, primarily from the disposition of undepreciated facilities.

         ProLogis had 4.7 million square feet of facilities under development as of March 31, 1999 with a total expected investment at completion of $209.7 million. Development starts during the three months ended March 31, 1999 aggregated 1.7 million square feet at a total expected investment of $58.0 million. Development completions during the three months ended March 31, 1999 aggregated 4.8 million square feet at a total expected investment of $173.6 million. As of March 31, 1999, ProLogis had 1,899 acres of land in inventory for the future development of approximately 33.4 million square feet of distribution facilities. Additionally, ProLogis had 1,125 acres of land under control through option for the future development of 19.3 million square feet of distribution facilities.

         Through ProLogis' investment in ProLogis Kingspark, ProLogis had an additional 329,600 square feet of operating facilities, 515,500 square feet of facilities under development and 140,900 square feet of facilities being developed under construction management agreements in the United Kingdom as of March 31, 1999. Additionally, as of March 31, 1999, ProLogis Kingspark owned 569 acres of land and controlled 1,615 acres of land through letter of intent or contingent contract for future development of 38.2 million square feet of distribution facilities.

         In 1997, ProLogis began expanding its distribution facilities operations into Europe and Mexico. This expansion was necessary to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With over 18 target market cities identified in Europe and four target market cities identified in Mexico, ProLogis believes significant growth opportunities exist internationally to enable ProLogis to meet its objective of achieving long-term sustainable growth in cash flow. As of March 31, 1999 (excluding its investment in Kingspark S.A. and Garonor Holdings), ProLogis owned 2.7 million square feet of operating facilities with a total expected investment of $159.9 million in Europe and 1.9 million square feet of operating facilities with a total expected investment of $73.0 million in Mexico. Additionally, as of March 31, 1999, ProLogis had 725,800 square feet of facilities under development in Europe with a total expected investment of approximately $59.6 million and 385,500 square feet of facilities under development in Mexico with a total expected investment of $13.7 million.

         ProLogis has invested in refrigerated distribution businesses through investments in the preferred stock of two companies. As of March 31, 1999, ProLogis' had approximately 330.2 million cubic feet of refrigerated distribution facilities in operation, which includes approximately 16.4 million cubic feet acquired in the Meridian Merger. Of the total, 189.6 million cubic feet are located in Europe.

         Through its investment in ProLogis Garonor, which was acquired by ProLogis on December 29, 1998, ProLogis had 5.2 million square feet of operating facilities at a total expected investment of $297.4 million as of March 31, 1999. All of these operating facilities are located in France, principally near the Charles de Gaulle Airport outside Paris.

       On March 30, 1999, Meridian Industrial Trust Inc., a publicly traded REIT that owned approximately 32.2 million square feet of industrial operating facilities  in the  United  States,  was  merged  with  and  into  ProLogis.  In accordance with the terms of the Merger Agreement, the approximately 33.8 outstanding shares of Meridian common stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received Series E Preferred Shares on a one for one basis. The Series E Preferred Shares have a 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million options each to acquire 1.10 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian include approximately $1.44 billion of real estate assets, an investment in a refrigerated distribution business of $27.7 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

         No assurance can be given that the current cost of funds available to ProLogis will be available in the future or that ProLogis will continue to be able to obtain unsecured debt or equity financing in the public markets on favorable terms. During 1998 and the first quarter of 1999, the real estate industry experienced a general tightening of the equity and credit markets. Additionally, no assurance can be given that the expected trends in leasing rates and economic returns on acquired and developed facilities will be realized. There are risks associated with ProLogis' development and acquisition activities which include factors such as development and acquisition opportunities explored by ProLogis may be abandoned; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvement to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although ProLogis undertakes a thorough evaluation of the physical condition of each proposed investment before it is acquired, certain defects or necessary repairs may not be detected until after it is acquired, which could increase ProLogis' total acquisition cost. There are also risks associated with the hedging strategies used to manage interest rate fluctuations on anticipated transactions. If these anticipated transactions do not occur as planned, ProLogis could incur costs. To the extent ProLogis' business activities outside the United States conducted are in a currency other than the U.S. dollar, ProLogis is exposed to foreign currency exchange rate fluctuations. However, all of ProLogis' business activities in Mexico and Poland are U.S. dollar denominated. The occurrence of any of the events described above could adversely affect ProLogis' ability to achieve its projected returns on acquisitions and projects under development and could hinder ProLogis' ability to make expected distributions to equity holders.


Results of Operations

     General

         Net earnings attributable to Common Shares decreased by $26.7 million to $1.0 million for the three months ended March 31, 1999 from $27.7 million for the same period in 1998. The decrease in net earnings attributable to Common Shares in 1999 from 1998 was primarily the result of:

         o a net decrease in income generated by ProLogis' unconsolidated subsidiaries in 1999 from 1998, primarily due to the recognition of net foreign currency exchange losses in 1999;

         o    net foreign currency exchange losses recognized by ProLogis in
              1999;
         o the write-off of previously capitalized start-up and organization costs due to the adoption of a new accounting principle in 1999; and
         o    increases  in  general  and  administrative   expenses  and  other
              expenses, primarily pursuit costs written-off, in 1999.

         These decreases in net earnings attributable to Common Shares were partially offset by:

         o an increase in net operating income from property operations (after deductions for depreciation), primarily the result of the increased number of distribution facilities in operation in 1999 as compared to 1998; and
         o an increase in other real estate income, primarily gains on disposition of undepreciated facilities and fees generated by ProLogis Development Services.

         Interest expense, preferred share dividends and weighted average Common Shares outstanding all increased in 1999 as compared to 1998. These increases are the result of additional debt and equity used by ProLogis to finance the increases in its acquisition and development activities in each period.


        Property Operations

         As of March 31, 1999 ProLogis had 1,369 operating  facilities  totaling
140.9 million square feet (1,122 operating facilities and 108.7 million square feet excluding the assets acquired in the Meridian Merger on March 30, 1999). ProLogis had 1,024 operating facilities totaling 93.1 million square feet and as of March 31, 1998. This increase in operating facilities resulted in an increase in property-level net operating income of $17.3 million from 1998 to 1999 as follows (in thousands):

                                                                                       1999           1998
                                                                                    -----------    -----------
         Rental income..........................................................    $    97,161    $    78,565
         Property operating expenses:
              Rental expenses, net of recoveries................................          7,189          5,938
                                                                                    -----------    -----------

              Net operating income..............................................    $    89,972    $    72,627
                                                                                    ===========    ===========

         Rental income increased by $18.6 million in 1999 as compared to 1998. This increase is comprised from the following components:

         o facilities developed during 1999 contributed $1.2 million of additional rental revenues;
         o facilities acquired or developed during 1998 contributed $5.5 million and $8.2 million of additional rental revenues, respectively;
         o facilities owned and operated at January 1, 1998 contributed $5.6 million of additional rental revenues; and
         o facilities that were in operation during 1998 but have subsequently been disposed of reduced rental revenues 1999 by $1.9 million.

         Rental expenses, net of recoveries from tenants, increased by $1.3 million in 1999 over 1998. Rental expenses, before the deduction of amounts recovered from tenants, were 24.8% of rental income for 1999 and 25.9% of rental income for 1998.

         ProLogis frequently acquires facilities that are underleased and develops facilities that are not fully leased at the start of construction, which reduces ProLogis' overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for facilities acquired by ProLogis and 12 months after shell completion for facilities developed by ProLogis) to achieve stabilized occupancy (typically 93%). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation resulting in an occupancy rate of 95.4% and a leased rate of 96.7% for stabilized facilities owned as of March 31, 1999. The average increase in rental rates for new and renewed leases on previously leased space (4.9 million square feet) during 1999 was 16.3%. As leases are renewed or new leases are acquired, ProLogis expects most rental rates on renewals or new leases to increase during 1999.


   Other Real Estate Income

         Other real estate income consists primarily of gains on the disposition of undepreciated facilities and fees and other income received from customers for whom ProLogis develops corporate distribution facilities. Other real estate income is generated primarily by ProLogis Development Services. ProLogis Development Services develops corporate distribution facilities to meet specific customer requirements or contracts on a fee basis to develop distribution facilities for customers. Through its preferred stock ownership of ProLogis Development Services, ProLogis realizes substantially all economic benefits of these activities. ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities. The activities of ProLogis Development Services are consolidated with ProLogis' activities and all intercompany balances are eliminated. Due to the timing of the completion of these development projects and the related dispositions, other real estate income recognized by ProLogis will vary on a annual basis.


   Income (Loss) from Unconsolidated Subsidiaries

         Income (loss) from unconsolidated subsidiaries relates primarily to ProLogis' investments in 100% of the preferred stock of two companies, whose primary source of income is their respective investments in refrigerated distribution businesses, in Kingspark S.A., which owns an industrial real estate development company and in Garonor Holdings S.A. which owns an industrial distribution facilities company. These investments, discussed in Note 4 to the Consolidated Financial Statements in Item 1, generated income as follows (in thousands):

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                     1999             1998
                                                                                  -----------      -----------

         Insight (a)......................................                        $       (60)     $        --
                                                                                  -----------      -----------

         ProLogis Logistics:
              Equity in loss..............................                             (1,043)          (1,502)
              Management fee from CSI (b).................                                 --              342
              Interest income on note receivable..........                              2,537            2,196
                                                                                  -----------      -----------
                                                                                        1,494            1,036
                                                                                  -----------      -----------
         Frigoscandia S.A. (c):
              Equity in loss (d)..........................                             (6,336)          (3,345)
              Interest income on mortgage notes and
                  notes receivable........................                              2,825            6,547
                                                                                  -----------      -----------
                                                                                       (3,511)           3,202
                                                                                  ------------     -----------
         Kingspark S.A. (e):
              Equity in loss (f)..........................                             (4,685)              --
              Interest income on mortgage note and
                  note receivable.........................                              3,263               --
                                                                                  -----------      -----------
                                                                                       (1,422)              --
                                                                                  -----------      -----------
         Garonor Holdings (g):
              Equity in loss (h)..........................                             (7,946)              --
              Interest income on notes receivable.........                              2,236               --
                                                                                  -----------      -----------
                                                                                       (5,710)              --
                                                                                  -----------      -----------
                  Total...................................                        $    (9,209)     $     4,238
                                                                                  ===========      ===========

----------------
(a) Represents ProLogis' investment in a privately owned logistics optimization consulting company that, prior to July 1, 1998, was accounted for under the cost method.
(b)  ProLogis no longer  receives the management  fee from CSI.
(c)  Frigoscandia S.A. was acquired on January 16, 1998.
(d) Includes a net loss of $0.8 million on the remeasurement from intercompany and other debt based on the foreign currency exchange rates in effect as of March 31, 1999.
(e)  Kingspark S.A. was acquired on August 14, 1998.
(f) Includes a net loss of $2.3 million from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of March 31, 1999.
(g)  Garonor Holdings was acquired on December 29, 1998.
(h) Includes a net loss of $7.2 million from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of March 31, 1999.

   Foreign Currency Exchange Losses, Net

         ProLogis makes intercompany loans to its foreign subsidiaries in U.S. dollars. Because the foreign subsidiaries' functional currencies are not the U.S. dollar, these intercompany loans have been marked to market by the foreign subsidiaries based upon the applicable exchange rate in effect at the end of the period For the three months ended March 31, 1999 and 1998, ProLogis incurred such remeasurmeent losses of $8.4 million and $0.4 million, respectively. These losses resulted primarily from the appreciation of the U.S. dollar against the French franc, Dutch guilder and British pound, the primary currencies of the subsidiaries to which ProLogis makes intercompany loans. Also, ProLogis recognized a foreign currency transaction gain of $90,000 for the three months ended March 31, 1999 and a foreign currency transaction loss of $3,000 for the three months ended March 31, 1998.

   Foreign Currency Hedge Income

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

   Depreciation and Amortization

         The increase in depreciation and amortization expense of $4.2 million for the three months ended March 31, 1999 as compared to the same period in 1998 results primarily from the increase in operating facilities in 1999 over 1998. See "--Property Operations".

   Interest Rate Hedge Expense

       See "--Liquidity and Capital Resources--Derivative Financial Instruments" for a discussion of this expense.
                                       28

   Interest Expense

         Interest expense is summarized as follows (in thousands):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                    1999             1998
                                                                                -------------    -------------
              Lines of credit and short-term borrowings....................     $       6,169    $       6,245
              Senior unsecured debt........................................            21,808           15,103
              Mortgage notes...............................................             5,595            1,278
              Assessment bonds.............................................               572              572
              Securitized debt.............................................               701              728
              Capitalized interest.........................................            (3,927)          (4,284)
                                                                                -------------    -------------
                                                                                $      30,918    $      19,642
                                                                                =============    =============

         Interest expense on lines of credit and short-term borrowings decreased $0.8 million in 1999 over 1998 due primarily to a lower weighted average daily interest rate (5.91% in 1999 and 6.58% in 1998) partially offset by a higher average outstanding balance ($415.6 million in 1999 and $364.1 million in 1998). See " -- Liquidity and Capital Resources -- Investing and Financing Activities".

         Senior unsecured debt interest expense increased by $6.7 million in 1999 as compared to 1998 due primarily to interest on new senior unsecured debt issuances in each year ($250.0 million issued in July 1998 and $125.0 million issued in October 1998).

         Interest expense on mortgage notes increased by $4.3 million in 1999 over 1998 due to the higher weighted average balance of mortgage notes outstanding in 1999 over 1998 ($314.1 million in 1999 and $83.6 million in 1998).

         Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest decreased by $0.4 million in 1999 over 1998. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity. The increase in capitalized interest is due to increased development activity during each year.

   Other Expenses

         Other expenses, which increased by $1.6 million for the three months ended March 31, 1999 over the same period in 1998, consist of land holding costs, the write-off of previously capitalized pursuit costs and franchise and income tax expense related to ProLogis' taxable subsidiaries. Land holding costs were $640,000 in 1999 and $712,000 in 1998. Pursuit cost write-offs were $1.5 million in 1999 and $191,000 in 1998. Tax expense was $374,000 in 1999.

   Cumulative Effect of Accounting Change

         Through 1998, ProLogis capitalized costs associated with start-up activities and organization costs and amortized such costs over an appropriate period, generally five years. SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organization, pre-opening, and start-up activities be expensed as incurred, was adopted by ProLogis on January 1, 1999. Accordingly, ProLogis expensed $1.4 million of unamortized organization and start-up costs as a cumulative effect of accounting change in the first quarter of 1999.

   Preferred Share Dividends

         The increase in preferred share dividends of $4.6 million for the three months ended March 31, 1999 over the same period in 1998 is primarily attributable to the issuance of Series D Preferred Shares in April 1998. See "--Liquidity and Capital Resources--Investing and Financing Activities".

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

         ProLogis expects to finance future activities with proceeds from the disposition of selected facilities in addition to borrowings on its credit facilities, issuance of limited partnership units, the assumption of existing mortgage debt, when applicable, secured and unsecured debt issuances and sales of Common Shares and preferred shares. The credit facilities provide ProLogis with the ability to efficiently respond to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. As of March 31, 1999 ProLogis had $99.9 million available for borrowing under its credit facilities ($508.0 million available as of May 12, 1999). Another source of future liquidity and financial flexibility is ProLogis' shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms. ProLogis currently has $108.0 million of shelf-registered securities available for issuance and intends to register additional securities in the second quarter of 1999. See " - Credit Facilities".

   Operating Activities

         Cash provided by operating activities decreased by $5.8 million for the three months ended March 31, 1999 as compared to the same period in 1998 ($41.4 million in 1999 and $47.2 million in 1998). See "-- Results of Operations".

   Investing and Financing Activities

         ProLogis funds its current investment needs primarily with lines of credit and short-term borrowings, which are subsequently repaid with proceeds from sales of debt and equity securities. ProLogis' investment activities used approximately $25.7 million and $320.5 million of cash in the three months ended March 31, 1999 and 1998, respectively. ProLogis' financing activities provided net cash flow of $108.9 million and $296.4 million in 1999 and 1998, respectively. Cash distributions paid on Common Shares were $39.4 million and $33.5 million for 1998 and 1998, respectively, which have been substantially funded by cash generated from operating activities.

         Investments in real estate, net of proceeds from dispositions, used cash of $55.9 million during the three months ended March 31, 1999 and $105.3 million during the same period in 1998. ProLogis' cash investment in its unconsolidated subsidiaries was $9.4 million and $211.1 million during the three months ended March 31, 1999 and 1998, respectively.

         During the three months ended March 31, 1999, ProLogis' primary financing activity was entering into secured financing agreements which generated $439.0 million of proceeds that were primarily used to repay borrowings on the unsecured lines of credit. In connection with the Meridian
Merger, ProLogis assumed Meridian's $328.4 million line of credit which was repaid on March 30, 1999 with proceeds from borrowings on ProLogis' unsecured lines of credit. During the three months ended March 31, 1998, ProLogis generated cash proceeds of $95.7 million from the sale of Common Shares and had net borrowings on its unsecured lines of credit of $253.2 million.

         During 1999 ProLogis primary investing and financing activities involved the Meridian Merger, which was principally a non-cash transaction. However, the Meridian Merger did result in an increase in cash of $49.0 million, representing Meridian's cash balance on March 30, 1999. The $67.6 million cash payment to Meridian's stockholders was funded by ProLogis as of March 31, 1999, however, the actual payments to the stockholders were made in April 1999 at the time the stock certificates were actually exchanged.


   Credit Facilities

         ProLogis has an unsecured credit agreement with NationsBank, N.A. ("NationsBank"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group (the "Lenders") that provides for a $540.0 million unsecured revolving line of credit. ProLogis has a commitment to increase the borrowing capacity to $550.0 million which should be completed in the second quarter of 1999. Borrowings bear interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. The prime rate was 7.75% and the 30-day LIBOR rate was 4,9375% as of March 31, 1999. Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended annually for an additional year at ProLogis' option. ProLogis was in compliance with all covenants contained in the credit agreement as of March 31, 1999. As of March 31, 1999, $440.1 million of borrowings were outstanding on the line of credit.

         In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with NationsBank that matures on October 1, 1999. By agreement between ProLogis and NationsBank, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the line of credit as of March 31, 1999.

         As of March 31, 1999, ProLogis had an agreement with the Lenders that provides for a term loan of $150.0 million. The term loan was repaid on April 26, 1999 and the agreement was terminated. ProLogis paid interest at LIBOR plus 1.00% on the term loan borrowings.

         On April 26, 1999, ProLogis completed a $500.0 million offering of senior unsecured notes. The notes were issued in two tranches of $250.0 million due April 15, 2004 (the "2004 Notes") and April 15, 2008 (the "2008 Notes").
The 2004 Notes have a coupon rate of 6.70% and the 2008 Notes have a coupon rate of 7.10%. Both the 2004 Notes and the 2008 Notes were issued at a discount and are governed by the terms and provisions of the same indenture agreement applicable to ProLogis' other senior unsecured notes. Net proceeds from the offering were approximately $495.9 million, net of underwriters' commissions and other costs, which were used to repay borrowings on ProLogis' unsecured lines of credit and unsecured term loan.


   Other Financing Sources

         On December 23, 1998, ProLogis entered into a $150.0 million secured financing agreement with Connecticut General Life Insurance Company. On that date, $66.0 million was funded under the agreement and the remaining $84.0 million was funded on January 22, 1999. Under the terms of the agreement, ProLogis pledged distribution facilities ($207.6 million undepreciated cost as of March 31, 1999) as collateral for the term loan. The loan bears interest at 7.08% per annum and provides for monthly principal and interest payments through March 2007, at which time the remaining principal outstanding of $134.4 million will be due.

         On February 22, 1999, ProLogis entered into a $182.0 million secured financing agreement with Teachers Insurance and Annuity Association. Of the total borrowings, $119.3 million was funded on February 22, 1999, $35.7 million was funded on March 5, 1999 and the remaining $27.0 million was funded on April 30, 1999. The loan bears interest at 7.20% and provides for monthly interest payments through March 2002 and monthly principal and interest payments from April 2002 to March 2009, at which time the remaining principal outstanding of $135.1 million will be due. ProLogis pledged distribution facilities with an undepreciated cost of $257.7 million at March 31, 1999 as collateral under the agreement.

     On March 29, 1999, ProLogis entered into a $200.0 million secured financing agreement with Morgan Guaranty Trust Company of New York. The loan is secured by distribution facilities with an undepreciated cost of $332.2 million as of March 31, 1999. The loan provides for interest only payments through May 2005 and principal and interest payments thereafter, with the remaining balance of $127.2 million due on March 2024. The loan bears interest at 7.584% per annum.


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

         The following table summarizes the activity in interest rate contracts for the three months ended March 31, 1999 (in millions):

                                                                       Interest Rate    Interest Rate
                                                                     Futures Contracts      Swaps
                                                                     -----------------  ------------
                  Notional amount as of December 31, 1998............  $        75.0    $       75.0

                  New contracts......................................             --              --
                  Matured or expired contracts (1)...................          (75.0)          (75.0)
                  Terminated contracts...............................             --              --
                                                                       -------------    ------------

                  Notional amount as of March 31, 1999...............  $          --    $         --
                                                                       =============    ============

     (1) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which were renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.

         During the third quarter of 1998, ProLogis determined that the interest
         rate  protection   agreements  no  longer  qualified  for  hedge
         accounting treatment under GAAP based upon the following:

         o Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e., ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and

         o ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).

               Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements, which were terminated in February 1999 at a total cost of $27.0 million, were used to set the interest rate associated with a secured financing transaction that was completed in March 1999. ProLogis intends to amortize this expense as a component of interest expense over the 25-year term of the MGT debt for purposes of calculating funds from operations. See "Funds From Operations".

         On December 22, 1997,  ProLogis entered into two separate  contracts to
(i) exchange  $373.8 million for 2.9 billion  Swedish  krona,  and (ii) exchange
310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market as of December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 and ProLogis recognized a net gain of $2.0 million. This gain is recognized in the caption "Foreign exchange gains, net" in the Consolidated Statements of Earnings and Comprehensive Income. These foreign exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.


   Commitments

         As of March 31, 1999, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 59,300 square feet in Europe with an acquisition cost of $2.0 million. The foregoing transaction is subject to a number of conditions, and ProLogis cannot predict with certainty that any of them will be consummated. In addition, as of March 31, 1999, ProLogis had $209.7 million of budgeted development cost for developments in process, of which $106.6 million was unfunded.

     Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $197.6 million as of March 31, 1999. The loan bears interest at each currency's LIBOR rate plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

         ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to approximately $16.0 million, has been guaranteed by ProLogis. As of March 31, 1999, approximately $14.7 million was outstanding on the line of credit.

         In connection with the acquisition of ProLogis Garonor, Garonor Holdings obtained two credit facilities from a French bank. One facility is in the amount of 200.0 million French francs ($136.5 million as of March 31, 1999) and is guaranteed by ProLogis. ProLogis has guaranteed an additional 10.0 million French francs ($1.7 million as of March 31, 1999), which approximates the annual interest to be charged on the facility. The second facility, in the amount of 870.0 million French francs (of which 814.4 million French francs was outstanding as of March 31, 1999), is secured by the real estate owned by ProLogis Garonor. ProLogis has guaranteed 100.0 million French francs of the amount outstanding as of March 31, 1999 ($16.8 million as of March 31, 1999). Garonor Holdings has the ability to borrow an additional 50.0 million French francs under this facility. The total guaranty of 100.0 million French francs can be reduced as ProLogis Garonor meets certain operating covenants.


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

         On February 24, 1999, ProLogis paid a quarterly distribution of $0.3183 per Common Share. On March 17, 1999, the Board set a proposed annual distribution level of $1.30 per Common Share. Accordingly, on that date the Board declared a quarterly distribution of $0.3272 per Common Share payable on May 27, 1999 to shareholders of record on May 13, 1999.

      On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution was declared by the
Meridian Board of Directors prior to the closing of the Merger. This distribution related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger.

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

         On March 31, 1999, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share, $1.0675 per cumulative redeemable preferred Series C share and $0.495 per cumulative redeemable Series D preferred share.

         On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E Preferred Shares ($0.5469 per share) of which $729,200 related to Meridian's Series D preferred stock and was accrued by Meridian prior to the closing of the Merger.


   Conversion to the Euro

         Effective January 1, 1999, eleven of the fifteen member countries of the European Monetary Union launched the new monetary unit, the euro, as the single currency for the member countries of the European Monetary Union. During the period from January 1, 1999 to January 1, 2002 a transition period will be in effect during which time the euro will be available for non-cash transactions. However, transactions can continue to be denominated in the old national currencies. After January 1, 2002, all transactions must be denominated in the euro. The targeted exchange rates of the old national currencies to the euro were determined in May 1998. Conversion to the euro has not had, nor is management aware of any future effects of the conversion to the euro, that will have a material impact on its business operations or results of operations.

Funds from Operations

         Funds from operations attributable to Common Shares increased $8.6 million to $62.9 million for the three months ended March 31, 1999 from $54.3 million for the same period in 1998.

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

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                   1999           1998
                                                                                ----------     -----------

Net earnings attributable to Common Shares...................................   $    1,050     $    27,746
     Add (Deduct):

         Real estate depreciation and amortization...........................       27,052          22,934
         Minority interest...................................................        1,169             979
         Gain on disposition of depreciated real estate......................         (715)         (2,066)
         Non-recurring foreign currency exchange gain (1)....................           --          (2,054)
         Foreign currency exchange losses, net (2)...........................        8,373             444
         Interest rate hedge expense, net (3)................................          937              --
         Cumulative effect of accounting change (4)..........................        1,440              --
         ProLogis' share of reconciling items of unconsolidated subsidiaries:
              Real estate depreciation and amortization......................       12,585           8,086
              Net foreign currency exchange loss on remeasurement
                  of intercompany and other debt.............................       10,245              --
              Deferred tax benefit...........................................         (837)           (893)
              Other, net.....................................................        1,580            (866)
                                                                                ----------     -----------

Funds from operations attributable to Common Shares..........................   $   62,879     $    54,310
                                                                                ==========     ===========

---------------
(1) See "--Results  of Operations - Foreign  Currency  Hedge  Income".
(2) See "--Results of Operations - Foreign Currency Exchange Losses, Net".
(3)  Includes  $8,000  of  additional   interest  expense   resulting  from  the
     amortization of the interest rate hedge expense. See "--Liquidity and Capital Resources - Derivative Financial Instruments".
(4)  See "--Results of Operations - Cumulative Effect of Accounting Change".

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


     Unconsolidated Subsidiaries

         As part of its compliance program, management of ProLogis has received ongoing reports from CSI, Frigoscandia AB, ProLogis Kingspark and ProLogis Garonor on the impact of the Year 2000 problems on their operations and financial results.

         CSI has completed testing on all IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not already been remediated or are not Year 2000 compliant. CSI is currently verifying and testing customer and supplier electronic data interface programming standards. CSI has retained an outside consulting firm to review their internal testing results. The consultants review is expected to be completed during the third quarter of 1999. CSI estimates that the total cost incurred to date and estimated total cost to be incurred for Year 2000 remediation is less than $250,000. Also, additional costs would be incurred to perform this function manually.

         Frigoscandia AB has substantially completed all testing of its IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not already been remediated, with the exception of the financial reporting application for its Spanish and French operations and certain components of an inventory management system. A new financial reporting system for the Spanish and French operations is being implemented and is expected to be fully operational by the third quarter of 1999. Modifications to the components of the inventory management system will be completed by the third quarter of 1999.

         Frigoscandia AB is currently planning a coordinated program whereby testing with key customers and critical suppliers is performed. Additionally, Frigoscandia AB is preparing detailed contingency plans in the event of unexpected Year 2000 disruptions. Frigoscandia AB estimates that the total cost incurred to date and the estimated total costs to be incurred for Year 2000 remediation is between $2 million and $4 million. Failure of Frigoscandia AB to convert the financial reporting application for its French operations to a Year 2000 compliant system could result in delays in reporting financial results beginning with the first quarter of 2000 and also delays in billings to customers and in payments to vendors. These delays could result in additional costs to Frigoscandia AB. Also, additional costs would be incurred by Frigoscandia AB to perform these functions manually.

         The primary accounting applications of ProLogis Kingspark are not Year 2000 compliant. To remediate this problem, ProLogis Kingspark is currently installing a Year 2000 compliant version of non-customized accounting software. Installation and testing is expected to be completed by the end of the second quarter of 1999.

         ProLogis Kingspark has virtually no risk associated with embedded operating systems because substantially all of ProLogis Kingspark activities are related to development of facilities for third parties and not for its own long-term ownership. ProLogis Kingspark estimates that the total cost incurred to date and the estimated total cost to be incurred for the Year 2000 remediation is less than $100,000. Failure of ProLogis Kingspark to convert its primary accounting applications to a Year 2000 compliant system could result in delays in reporting financial results beginning with the first quarter of 2000 and also delays in billings to customers and in payments to vendors. These delays could result in additional costs to ProLogis Kingspark. Also, additional costs would be incurred by ProLogis Kingspark to perform these functions manually.

         ProLogis Garonor has completed testing on all IT and embedded operating systems. Garonor plans to install a Year 2000 compliant version of its current financial accounting software by the end of the third quarter of 1999. ProLogis Garonor's customer billing and cash management software are also not Year 2000 compliant. ProLogis Garonor is in the process of replacing these software applications and expects the new software will be in place prior to the end of 1999. Costs to bring these applications into compliance are expected to be less than $100,000. Should the new software applications not be successfully implemented, ProLogis Garonor could experience a delay in reporting its financial results beginning with the first quarter of 2000 and also delays in processing billings to customers and in payments to vendors. These delays could result in additional costs to ProLogis Garonor. Also, additional costs could be incurred to perform these functions manually.

         ProLogis Garonor's responsibility for the operating systems that control the interior equipment, common exterior areas and the fire and life safety systems of its buildings is similar to that of ProLogis, as discussed under "--Non - IT Systems". ProLogis Garonor has tested these systems and determined that they are Year 2000 compliant. In addition, ProLogis Garonor has received an indemnification from the vendors who supplied these systems' with respect to any Year 2000 failures.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         No change has occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 1998 Annual Report on Form 10-K.

PART II


Item 4.  Submission of Matters to Vote of Securities Holders

         On March 30, 1999, at a special meeting, the shareholders approved the merger of Meridian Industrial Trust, Inc. with and into ProLogis in accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended. Of the total 123,741,580 shares outstanding on the record date of February 24, 1999, 109,481,280 shares were voted at the meeting. Of the total shares voted at the meeting, 106,449,387 shares were voted in favor, 2,933,133 shares withheld and 98,760 shares abstaining.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits:


10.1 Mortgage Note dated as of March 29, 1999 between ProLogis Trust and Pro-Industrial Funding Company, Inc.
12.1  Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.2 Letter from Arthur Andersen LLP regarding unaudited financial information dated May 13, 1999
27    Financial Data Schedule


          Date                                         Financial
        Reported                   Item                Statements
        --------                   ----                ----------

    February 24, 1999              5, 7                   Yes
    February 24, 1999              5, 7                   Yes

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROLOGIS TRUST



                                    BY:/S/     WALTER C. RAKOWICH
                                       ------------------------------------
                                               Walter C. Rakowich
                                              Managing Director and
                                             Chief Financial Officer
                                          (Principal Financial Officer)


                                     BY:/S       EDWARD F. LONG
                                        -----------------------------------
                                                 Edward F. Long
                                       Senior Vice President and Controller



                                     BY:/S/      SHARI J. JONES
                                        -----------------------------------
                                                 Shari J. Jones
                                                 Vice President
                                          (Principal Accounting Officer)


Date:  May 14, 1999