Form 10-Q
period 1999-06-30
PROLOGIS TRUST
filed 1999-08-16
CIK 899881

===============================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No _____

         The number of shares outstanding of the Registrant's common stock as of August 10, 1999 was 161,412,347.





===============================================================================

                                 PROLOGIS TRUST

                                      INDEX



                                                                                             Page
                                                                                           Number(s)
                                                                                           --------

PART I.  Financial Information

     Item 1.    Consolidated Financial Statements:
                Consolidated Balance Sheets--June 30, 1999 and December 31, 1998..........     3
                Consolidated Statements of Earnings and Comprehensive Income--Three
                    and six months ended June 30, 1999 and 1998...........................     4
                Consolidated Statements of Cash Flows--Six months ended June 30, 1999
                    and 1998..............................................................     5
                Notes to Financial Statements.............................................   6 - 22
                Report of Independent Public Accountants..................................     23

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................  24 - 36

     Item 3.    Quantitative and Qualitative Disclosure About Market Risk.................     36

Part II.  Other Information

     Item 4.    Submission of Matters to a Vote of Securities Holders.....................     37
     Item 5.    Other Information.........................................................     37
     Item 6.    Exhibits..................................................................     37

                                 PROLOGIS TRUST

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                               June 30,       December 31,
                                                                                                 1999            1998
                                                                                             -----------      -----------
                                     ASSETS                                                  (Unaudited)       (Audited)
Real estate...............................................................................   $ 5,476,988      $ 3,657,500
   Less accumulated depreciation..........................................................       315,598          254,288
                                                                                             -----------      -----------
                                                                                               5,161,390        3,403,212
Investments in and advances to unconsolidated subsidiaries................................       780,165          733,863
Cash and cash equivalents.................................................................        60,432           63,140
Accounts and notes receivable.............................................................        32,541           11,648
Other assets..............................................................................       187,214          118,866
                                                                                             -----------      -----------
              Total assets................................................................   $ 6,221,742      $ 4,330,729
                                                                                             ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Lines of credit........................................................................   $   266,600      $   344,300
   Short-term borrowings..................................................................            --          150,000
   Senior unsecured notes.................................................................     1,729,449        1,083,641
   Other unsecured debt...................................................................        31,800               --
   Mortgage notes.........................................................................       886,797          184,964
   Assessment bonds.......................................................................        10,970           11,281
   Securitized debt.......................................................................        31,050           31,559
   Accounts payable and accrued expenses..................................................       137,314          117,506
   Construction payable...................................................................        16,937           34,025
   Amount due to affiliate................................................................           635              395
   Distributions payable..................................................................           729           39,283
   Other liabilities......................................................................        38,253           26,112
                                                                                             -----------      -----------
              Total liabilities...........................................................     3,150,534        2,023,066
                                                                                             -----------      -----------

Minority interest.........................................................................        64,429           51,295

Shareholders' equity:
   Series A  Preferred  Shares;  $0.01 par value;  5,400,000  shares  issued and outstanding at June 30, 1999 and December 31, 1998; stated liquidation
     preference of $25.00 per share.......................................................       135,000          135,000
   Series B Convertible Preferred Shares; $0.01 par value; 7,155,701 shares issued and  outstanding  at June 30, 1999 and  7,537,300  shares issued and outstanding at December 31, 1998; stated liquidation preference of
     $25.00 per share.....................................................................       178,892          188,440
   Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 1999 and December 31, 1998; stated liquidation
     preference of $50.00 per share.......................................................       100,000          100,000
   Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at June 30, 1999 and December 31, 1998; stated liquidation
     preference of $25.00 per share........................................................      250,000          250,000
   Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 1999; stated liquidation preference of $25.00
     per share............................................................................        50,000               --
   Common shares of beneficial interest; $0.01 par value; 161,404,501 shares issued and outstanding at June 30, 1999 and 123,415,711 shares issued
     and outstanding at December 31, 1998.................................................         1,614            1,234
Additional paid-in capital................................................................     2,652,354        1,907,232
Employee share purchase notes.............................................................       (23,279)         (25,247)
Accumulated other comprehensive income....................................................         1,556               23
Distributions in excess of net earnings...................................................      (339,358)        (300,314)
                                                                                             -----------      -----------
              Total shareholders' equity..................................................     3,006,779        2,256,368
                                                                                             -----------      -----------
              Total liabilities and shareholders' equity..................................   $ 6,221,742      $ 4,330,729
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

                                 PROLOGIS TRUST

                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                  June 30,
                                                                       ------------------------  ------------------------
                                                                           1999         1998         1999         1998
                                                                       -----------  -----------  -----------  -----------
Income:
     Rental income..................................................   $   131,251  $    84,353  $   228,412  $   162,918
     Other real estate income.......................................         6,833        1,747       20,221        7,004
     Income (loss) from unconsolidated subsidiaries.................        (1,928)      (1,030)     (11,137)       3,208
     Interest and other.............................................         1,080          700        1,879        1,325
                                                                       -----------  -----------  -----------  -----------
              Total income..........................................       137,236       85,770      239,375      174,455
                                                                       -----------  -----------  -----------  -----------
Expenses:
     Rental expenses, net of recoveries of $20,993 and $37,876 for the three and six months in 1999,  respectively and $13,842 and $28,227 for the three and six months in 1998, respectively and including amounts paid to affiliate of $242 and $492 for the three and six months in 1999, respectively and $192 and
       $445 for the three and six months in 1998, respectively......         8,976        7,362       16,165       13,300
     General and administrative, including amounts paid to affiliate of $466 and $998 for the three and six months in 1999,
       respectively and $449 and $1,021 for the three and six months
       in 1998, respectively........................................         9,390        4,742       17,811        9,913
     Depreciation and amortization..................................        39,628       23,554       66,992       46,734
     Interest.......................................................        45,351       14,362       76,269       34,007
     Interest rate hedge expense....................................            --           --          945           --
     Other..........................................................         1,169          614        3,709        1,517
                                                                       -----------  -----------  -----------  -----------
              Total expenses........................................       104,514       50,634      181,891      105,471
                                                                       -----------  -----------  -----------  -----------

Earnings from operations............................................        32,722       35,136       57,484       68,984
Minority interest share in earnings.................................         1,434        1,075        2,603        2,054
                                                                       -----------  -----------  -----------  -----------
Earnings before gain on disposition of real estate and foreign
     currency exchange gains (losses)...............................        31,288       34,061       54,881       66,930
Gain on disposition of real estate..................................            --        2,212          715        4,278
Foreign currency exchange gains (losses)............................        (4,029)         453      (12,402)       2,063
                                                                       -----------  -----------  -----------  -----------
Earnings before cumulative effect of accounting change..............        27,259       36,726       43,194       73,271
Cumulative effect of accounting change..............................            --           --        1,440           --
                                                                       -----------  -----------  -----------  -----------
Net earnings........................................................        27,259       36,726       41,754       73,271
Less preferred share dividends......................................        14,493       13,075       27,938       21,874
                                                                       -----------  -----------  -----------  -----------
Net earnings attributable to Common Shares..........................        12,766       23,651       13,816       51,397

Other comprehensive income:
     Foreign currency translation adjustments.......................         1,975            6        1,534           62
                                                                       -----------  -----------  -----------  -----------
Comprehensive income................................................   $    14,741  $    23,657  $    15,350  $    51,459
                                                                       ===========  ===========  ===========  ===========

Weighted average Common Shares outstanding - Basic..................       162,004      122,445      142,974      120,236
                                                                       ===========  ===========  ===========  ===========
Weighted average Common Shares outstanding - Diluted................       162,209      122,857      143,110      125,722
                                                                       ===========  ===========  ===========  ===========
Basic per share net earnings attributable to Common Shares:
     Earnings before cumulative effect of accounting change.........   $      0.08  $      0.19  $      0.11  $      0.43
     Cumulative effect of accounting change.........................            --           --        (0.01)          --
                                                                       -----------  -----------  -----------  -----------
              Net earnings attributable to Common Shares............   $      0.08  $      0.19  $      0.10  $      0.43
                                                                       ===========  ===========  ===========  ===========
Diluted per share net earnings attributable to Common Shares:
     Earnings before cumulative effect of accounting change.........   $      0.08  $      0.19  $      0.11  $      0.43
     Cumulative effect of accounting change.........................            --           --        (0.01)          --
                                                                       -----------  -----------  -----------  -----------
              Net earnings attributable to Common Shares............   $      0.08  $      0.19  $      0.10  $      0.43
                                                                       ===========  ===========  ===========  ===========
Distributions per Common Shares.....................................   $    0.3272  $   0.3183   $    0.6455  $    0.6033
                                                                       ===========  ==========   ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                          ---------------------------
                                                                                              1999           1998
                                                                                          -----------     -----------
Operating activities:
     Net earnings.....................................................................    $    41,754     $    73,271
     Minority interest share in earnings..............................................          2,603           2,054
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
         Depreciation and amortization................................................         66,992          46,734
         Gain on disposition of real estate...........................................           (715)         (4,278)
         Straight-lined rents.........................................................         (4,632)         (2,062)
         Amortization of deferred loan costs..........................................          2,046             846
         Stock-based compensation.....................................................          1,125              --
         Losses from unconsolidated subsidiaries......................................         11,137           3,099
         Foreign currency exchange (gains) losses, net................................         12,402          (2,063)
         Interest rate hedge expense..................................................            945              --
     Increase in accounts receivable and other assets.................................        (25,914)         (9,728)
     Decrease in accounts payable, accrued expenses and other liabilities.............         (3,571)         (3,349)
     Increase (decrease) in amount due to affiliate...................................            240            (430)
                                                                                          -----------     -----------
              Net cash provided by operating activities...............................        104,412         104,094
                                                                                          -----------     -----------

Investing activities:
     Real estate investments..........................................................       (197,842)       (284,588)
     Tenant improvements and lease commissions........................................         (8,079)         (5,608)
     Recurring capital expenditures...................................................        (10,659)         (2,004)
     Proceeds from dispositions of real estate........................................        102,392          51,878
     Investments in and advances to unconsolidated subsidiaries.......................       (139,841)       (290,508)
     Cash acquired in Meridian Merger.................................................         48,962              --
                                                                                          -----------     -----------
              Net cash used in investing activities...................................       (205,067)       (530,830)
                                                                                          -----------     -----------

Financing activities:
     Proceeds from sale of shares, net of expenses....................................             --         372,090
     Proceeds from exercised options, dividend reinvestment
         and employee share purchase plan............................................             946             186
     Repurchase of Common Shares......................................................             --            (240)
     Proceeds from secured financing transactions.....................................        466,000              --
     Proceeds from issuance of senior unsecured notes.................................        500,000              --
     Debt issuance and other transaction costs incurred...............................        (56,258)            (93)
     Distributions paid on Common Shares..............................................       (103,276)        (72,585)
     Distributions paid to minority interest holders..................................         (3,393)         (3,120)
     Dividends paid on preferred shares...............................................        (27,938)        (21,874)
     Principal payments on senior unsecured notes.....................................        (12,500)        (15,000)
     Principal payments received on and retirements of employee share purchase notes..          1,968              73
     Payments on derivative financial instruments.....................................        (26,996)         (3,974)
     Payments to Meridian shareholders................................................        (67,581)             --
     Proceeds from lines of credit and short-term borrowings..........................      1,202,645         867,000
     Payments on lines of credit and short-term borrowings............................     (1,430,345)       (650,400)
     Payment on line of credit assumed in Meridian Merger.............................       (328,400)             --
     Regularly scheduled principal payments on mortgage notes.........................         (6,795)         (2,011)
     Principal payments on mortgage notes at maturity.................................        (10,130)         (5,075)
                                                                                          -----------     -----------
              Net cash provided by financing activities...............................         97,947         464,977
                                                                                          -----------     -----------
Net increase (decrease) in cash and cash equivalents..................................        (2,708)          38,241
Cash and cash equivalents, beginning of period........................................         63,140          25,009
                                                                                          -----------     -----------
Cash and cash equivalents, end of period..............................................    $    60,432     $    63,250
                                                                                          ===========     ===========

See Note 10 for information on non-cash investing and financing activities.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)

1.   General:

   Business

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

   Principles of Financial Presentation

         The consolidated financial statements of ProLogis as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with ProLogis' December 31, 1998 audited consolidated financial statements contained in ProLogis' 1998 Annual Report on Form 10-K.

         On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owns Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the common stock of Garonor Holdings. ProLogis accounted for this investment in Garonor Holdings under the equity method of accounting. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings are consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from January 1, 1999 through June 29, 1999 are reflected by ProLogis under the equity method of accounting. As of June 30, 1999, Garonor Holdings' real estate assets, at cost, were $282.3 million and Garonor Holdings had third party debt of $173.0 million ($31.8 million of unsecured debt and $141.2 million of mortgage notes).

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

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

                                 PROLOGIS TRUST

   Accounting for Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and amended in June 1999. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and early adoption is allowed. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability. Management does not believe this standard will have a significant effect on ProLogis' consolidated financial position, results of operations or financial statement disclosures.

   Reclassifications

         Certain 1998 amounts have been reclassified within the financial statements to conform to the 1999 presentation.


2.    Meridian Merger

         On March 30, 1999, Meridian Industrial Trust Inc. ("Meridian"), a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis (the "Meridian Merger"). In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million ProLogis common shares of beneficial interest, $0.01 par value ("Common Shares"). In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have a 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million options each to acquire
1.10 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian include approximately $1.44 billion of real estate assets, an investment in a refrigerated distribution business of $28.8 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

         After the Meridian Merger, Security Capital, which voted its shares in favor of the Meridian Merger, owned approximately 31.0% of the outstanding ProLogis Common Shares and remains ProLogis' largest shareholder.

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

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                        -------------------------
                                                                                           1999           1998
                                                                                        ----------     ----------

         Rental income................................................................. $  261,926     $  217,571
         Earnings from operations...................................................... $   61,616     $   83,497
         Earnings attributable to Common Shares before
              cumulative effect of accounting change................................... $   26,278     $   66,419
         Net earnings attributable to Common Shares.................................... $   24,838     $   66,419
         Weighted average Common Shares outstanding:
              Basic....................................................................    161,528        153,655
              Diluted..................................................................    161,723        162,526

                                 PROLOGIS TRUST

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        --------------------------
                                                                                           1999            1998
                                                                                        ----------      ----------

         Basic per share net earnings attributable to Common Shares
              before cumulative effect of accounting change............................ $     0.16      $     0.43
         Cumulative effect of accounting change........................................      (0.01)             --
                                                                                        ----------      ----------
         Basic per share net earnings attributable to Common Shares.................... $     0.15      $     0.43
                                                                                        ==========      ==========

         Diluted per share net earnings attributable to Common Shares
              before cumulative effect of accounting change............................ $     0.16      $     0.42
         Cumulative effect of accounting change........................................      (0.01)             --
                                                                                        ----------      ----------
         Diluted per share net earnings attributable to Common Shares.................. $     0.15      $     0.42
                                                                                        ==========      ==========

3.   Real Estate

   Investments in Real Estate

         Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                                         June 30,        December 31,
                                                                                           1999             1998
                                                                                        ----------       ----------

         Operating facilities:
              Improved land...........................................................  $  841,600 (1)   $  517,803 (1)
              Buildings and improvements..............................................   4,254,956 (1)    2,731,203 (1)
                                                                                        ----------       ----------
                                                                                         5,096,556        3,249,006
                                                                                        ----------       ----------
         Facilities under development (including cost of land)........................     160,718 (2)(3)   209,670 (2)
         Land held for development....................................................     195,868 (4)      180,796 (4)
         Capitalized preacquisition costs.............................................      23,846 (5)       18,028 (5)
                                                                                        ----------       ----------
                  Total real estate...................................................   5,476,988        3,657,500
         Less accumulated depreciation................................................     315,598          254,288
                                                                                        ----------       ----------

                  Net real estate.....................................................  $5,161,390       $3,403,212
                                                                                        ==========       ==========
------------

(1) As of June 30, 1999 and December 31, 1998, ProLogis had 1,424 and 1,099 operating buildings, respectively, consisting of 146,479,000 and 104,540,000 square feet, respectively.
(2) Facilities under development consist of 41 buildings aggregating 6,970,000 square feet as of June 30, 1999 and 55 buildings aggregating 8,022,000 square feet as of December 31, 1998.
(3) In addition to the June 30, 1999 construction payable of $16.9 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $143.5 million.
(4) Land held for future development consisted of 1,925 acres as of June 30, 1999 and 1,673 acres as of December 31, 1998.
(5) Capitalized preacquisition costs include $1,227,000 and $2,199,000 of funds on deposit with title companies for future acquisitions as of June 30, 1999 and December 31, 1998, respectively.

   ProLogis Development Services

         ProLogis Development Services Incorporated ("ProLogis Development Services") develops corporate distribution facilities for future sale or on a fee basis for customers or third parties. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction

                                 PROLOGIS TRUST
activities, ProLogis Development Services is consolidated with the accounts of ProLogis. Accordingly, these loans ($273.0 million as of June 30, 1999) are reflected as real estate investments in ProLogis' consolidated balance sheet. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis. Accordingly, provisions for federal income taxes are recognized, as appropriate. The gains recognized on disposition of undepreciated property by ProLogis Development Services and the fees generated by ProLogis Development Services are reflected as other real estate income by ProLogis.

   Operating Lease Agreements

         ProLogis leases its facilities to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of June 30, 1999, minimum lease payments receivable on leases with lease periods greater than one year are as follows (in thousands):

        Remainder of 1999.................................   $     261,609
        2000..............................................         469,363
        2001..............................................         391,672
        2002..............................................         313,247
        2003..............................................         242,185
        Thereafter........................................         694,364
                                                             -------------
                                                             $   2,372,440
                                                             =============

4.   Unconsolidated Subsidiaries:

         Investments in and advances to unconsolidated subsidiaries are as follows (in thousands):

                                                                                           June 30,        December 31,
                                                                                             1999             1998
                                                                                        -------------     -------------

     Insight.........................................................................   $       1,959     $       1,520
                                                                                        -------------     -------------

     ProLogis Logistics:
         Investment (1)(2)...........................................................          41,542            13,241
         Note receivable.............................................................         130,134           128,634
         Accrued interest and other receivables......................................          14,312             9,146
                                                                                        -------------     -------------
                                                                                              185,988           151,021
                                                                                        -------------     -------------
     Frigoscandia S.A.:
         Investment (1)..............................................................          (9,133)            2,900
         Notes receivable............................................................         209,314           206,667
         Accrued interest and other receivables......................................          17,438            11,998
                                                                                        -------------     -------------
                                                                                              217,619           221,565
                                                                                        -------------     -------------
     Kingspark S.A.:
         Investment (1)..............................................................          18,837            22,413
         Notes receivable............................................................         242,598           146,135
         Mortgage notes receivable...................................................         102,155            52,371
         Accrued interest and other receivables......................................          11,009             3,850
                                                                                        -------------     -------------
                                                                                              374,599           224,769
                                                                                        -------------     -------------
     Garonor Holdings (3):
         Investment (1)..............................................................              --             5,508
         Note receivable.............................................................              --           129,395
         Accrued interest receivable.................................................              --                85
                                                                                        -------------     -------------
                                                                                                   --           134,988
                                                                                        -------------     -------------
                  Total                                                                 $     780,165     $     733,863
                                                                                        =============     =============



                                 PROLOGIS TRUST

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


---------------

(1) Investment represents ProLogis' investment in the preferred stock of the respective companies as adjusted for ProLogis' share of each company's net earnings or loss.
(2) Includes $28.8 million representing ProLogis' investment in the preferred stock of Meridian Refrigeration Incorporated ("MRI") which was acquired as part of the Meridian Merger. CS Integrated LLC ("CSI"), which is owned by ProLogis Logistics, acquired 100% of the common stock of MRI on March 30, 1999. ProLogis intends to sell its interest in MRI to CSI.
(3) Garonor Holdings was acquired on December 29, 1998 and was accounted for under the equity method of accounting from that date to June 29, 1999. After June 29, 1999, Garonor Holdings is consolidated with the accounts of ProLogis. See Note 1.

   Insight

         As of June 30, 1999, ProLogis Development Services had a 28.6% ownership interest in Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company. On July 2, 1999, ProLogis invested an additional $500,000 in Insight which brought its ownership interest to 33.3%. This investment is accounted for under the equity method. ProLogis recognized a loss of $60,000 from its investment in Insight for the six months ended June 30, 1999. Prior to July 1, 1998, this investment was accounted for under the cost method.

   ProLogis Logistics

         ProLogis owns 100% of the preferred stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics"). ProLogis Logistics owns CSI, a refrigerated distribution company operating in the United States and Canada. Prior to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. As of June 30, 1999, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics. As of June 30, 1999, CSI owned or operated refrigerated distribution facilities aggregating 139.4 million cubic feet. The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes 95% of the economic benefits of the activities of ProLogis Logistics and its subsidiaries.

         As of June 30, 1999, ProLogis had a $130.1 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 8.0% per annum and matures on April 24, 2002. Interest payments on the note are due annually.

         ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the note receivable and a management fee payable from CSI through June 1998) from its investment in ProLogis Logistics of $3.1 million and $4.6 million for the three and six months in 1999 and $1.5 million and $2.5 million for the three and six months in 1998, respectively.

   Frigoscandia S.A.

         On January 16, 1998, ProLogis invested in Frigoscandia S.A. by acquiring 100% of its preferred stock. Frigoscandia S.A. is a Luxembourg company that acquired a refrigerated distribution company headquartered in Sweden,
Frigoscandia AB on that date. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of June 30, 1999, Frigoscandia AB, which operates in nine European countries, owned or operated 188.4 million cubic feet of refrigerated distribution facilities. As of June 30, 1999, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. The common stock of Frigoscandia S.A. is owned by a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

         As of June 30, 1999, ProLogis had the following notes receivable outstanding:

         o $91.5 million unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;
         o $87.8 million unsecured note from Frigoscandia S.A.; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and
         o $30.0 million unsecured, non-interest bearing note from a subsidiary of Frigoscandia Holding AB; due March 20, 2018.

                                 PROLOGIS TRUST

         ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized losses of $3.4 million and $6.9 million for the three and six months in 1999 and a loss of $2.5 million and income of $0.7 million for the three and six months in 1998, respectively (including interest income on the mortgage notes and notes receivable).

         Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $190.2 million as of June 30, 1999. The loan bears interest at each currency's respective LIBOR or Euribor rate plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

   Kingspark S.A.

         On August 14, 1998, ProLogis invested in Kingspark Holding S.A. ("Kingspark S.A.") by acquiring 100% of its preferred stock. Kingspark S.A. is a Luxembourg company that acquired an industrial real estate development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"), on that date. As of June 30, 1999, ProLogis Kingspark had 484,000 square feet of operating facilities, 1,847,000 square feet of facilities under development and 337,000 square feet of facilities being developed under construction management agreements. Additionally, as of June 30, 1999, ProLogis Kingspark owned 387 acres and controlled 1,416 acres of land through letters of intent or contingent contracts for future development of 26.3 million square feet of facilities. As of June 30, 1999, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is owned by a limited liability company, in which unrelated third parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Kingspark S.A. and its subsidiaries.

         As of June 30, 1999:

         o $112.3 million unsecured note receivable from Kingspark S.A.; interest at 5.0% per annum; due January 2000;
         o $130.3 million unsecured note receivable from ProLogis Kingspark; interest at 8.0% per annum; due January 2000;
         o $52.4 million mortgage note receivable from ProLogis Kingspark; interest at 8.0% per annum; secured by land parcels; due January 2002; and
         o $49.8 million of mortgage notes receivable from subsidiaries of Kingspark S.A.; interest at 7.0% per annum; secured by land parcels; due on demand.

         ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized income of $5.0 million and $3.6 million for the three and six months in 1999, respectively (including interest income on the mortgage notes and notes receivable) from its investment in Kingspark S.A.

         ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to approximately $16.0 million, has been guaranteed by ProLogis. As of June 30, 1999, no borrowings were outstanding on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of June 30, 1999, ProLogis had an unfunded commitment on this guarantee agreement of $10.6 million.

                                 PROLOGIS TRUST

   Summarized Financial Information

         Summarized   financial   information   for   ProLogis'   unconsolidated
subsidiaries as of and for the six months ended June 30, 1999 is presented below (in millions of U.S. dollars).

                                                           ProLogis       Frigoscandia       Kingspark
                                                       Logistics (1)(2)     S.A. (1)          S.A. (1)
                                                       ---------------    ------------      -----------

         Total assets................................    $     317.4       $    554.7        $   451.2
         Total liabilities (3).......................    $     275.4       $    572.9        $   436.0
         Minority interest...........................    $        --       $      1.7        $      --
         Shareholders' equity........................    $      42.0       $    (19.9)       $    15.2

         Revenues....................................    $     123.2       $    203.9        $    13.7
         Adjusted EBITDA (4).........................    $      16.0       $     23.2        $    11.1
         Net loss (5) (6)............................    $      (0.6)      $    (12.7) (7)   $    (3.8) (8)
---------------

(1) Information presented is for the entire entity. ProLogis has a 95% economic interest in each entity.
(2) ProLogis Logistics' balances include MRI, which was acquired on March 30, 1999. See Note 2.
(3) Includes amounts due to ProLogis of $144.4 million from ProLogis Logistics, $226.8 million from Frigoscandia S.A. and $355.8 million from Kingspark S.A. and loans from third parties of $88.3 million from ProLogis Logistics and $214.5 million from Frigoscandia S.A.
(4) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, cumulative effect of accounting changes, non-recurring items and adjustments from the remeasurement of intercompany and other debt based on current foreign currency exchange rates.
(5) ProLogis' share of the net loss and interest income on intercompany notes and mortgage notes receivable are recognized in the Consolidated Statements of Earnings and Comprehensive Income as "Income (loss) from unconsolidated subsidiaries".
(6) The net loss of each company includes interest expense on intercompany notes and mortgage notes due to ProLogis.
(7) Includes a net loss of $2.2 million from the remeasurement of intercompany and other debt based on the foreign currency exchange rates in effect as of June 30, 1999.
(8) Includes a net loss of $5.8 million from the remeasurement of intercompany debt based on foreign currency exchange rates in effect as of June 30, 1999.

5.   Borrowings:

   Lines of Credit

         ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $550.0 million unsecured revolving line of credit (increased from $540.0 million on May 28, 1999). Borrowings bear interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. The prime rate was 7.75% and the 30-day LIBOR rate was 5.2363% as of June 30, 1999. Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended for an additional year at ProLogis' option. ProLogis was in compliance with all covenants contained in the credit agreement as of June 30, 1999. As of June 30, 1999, $242.2 million of borrowings were outstanding on the line of credit.

         The $550.0 million unsecured line of credit replaced ProLogis' previous $350.0 million unsecured line of credit that was put into place in August 1998. ProLogis' entered into the new credit agreement to allow for increased borrowing capacity after the Meridian Merger.

                                 PROLOGIS TRUST

         In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with Bank of America that matures on October 1, 1999. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were $24.4 million of borrowings outstanding on the line of credit as of June 30, 1999.

   Senior Unsecured Notes

         ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes are summarized as follows (in thousands of dollars:

                                                                                          Principal       Principal
                                   Original           Coupon           Maturity        Outstanding at      Payment
         Date of Issuance         Principal            Rate              Date         June 30, 1999 (1)  Requirement
         ----------------        -----------          ------           --------       ----------------   -----------

         May 16, 1995            $    17,500          7.250%           05/15/00         $    17,485          (2)
         May 16, 1995                 17,500          7.300%           05/15/01              17,470          (2)
         May 17, 1996                 50,000          7.250%           05/15/02              37,481          (3)
         October 9, 1998             125,000          7.000%           10/01/03             125,000          (2)
         April 26, 1999              250,000          6.700%           04/15/04             249,575          (2)
         July 20, 1998               250,000          7.050%           07/15/06             249,527          (2)
         November 20, 1997 (4)       135,000          7.250%           11/20/07             133,961          (2)
         April 26, 1999              250,000          7.100%           04/15/08             249,929          (2)
         May 17, 1996                100,000          7.950%           05/15/08              99,869          (5)
         March 2, 1995               150,000          8.720%           03/01/09             150,000          (6)
         May 16, 1995                 75,000          7.875%           05/15/09              74,740          (7)
         November 20, 1997 (4)        25,000          7.300%           11/20/09              24,761          (2)
         February 4, 1997            100,000          7.810%           02/01/15             100,000          (8)
         March 2, 1995                50,000          9.340%           03/01/15              50,000          (9)
         May 17, 1996                 50,000          8.650%           05/15/16              49,868         (10)
         July 11, 1997               100,000          7.625%           07/01/17              99,783          (2)
                                 -----------                                            -----------

                                 $ 1,745,000                                            $ 1,729,449
                                 ===========                                            ===========
---------------

(1)  Amounts are net of unamortized original issue discount.
(2)  Principal due at maturity.
(3)  Annual  principal  payments  of $12.5  million  from  5/15/00 to 5/15/02.
(4) Senior unsecured notes assumed by ProLogis in connection with the Meridian Merger. See Note 2.
(5)  Annual principal payments of $25.0 million from 5/15/05 to  5/15/08.
(6)  Annual  principal  payments of $18.75  million  from 3/1/02 to 3/1/09.
(7)  Annual principal payments of $9.375 million from 5/15/02 to 5/15/09.
(8) Annual principal payments ranging from $10.0 million to $20.0 million from 2/1/10 to 2/1/15.
(9) Annual principal payments ranging from $5.0 million to $12.5 million from 3/1/10 to 3/1/15.
(10) Annual principal payments ranging from $5.0 million to $12.5 million from 5/15/10 to 5/15/16.

         The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. The Notes are redeemable at any time at the option of ProLogis. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the notes assumed in connection with the Meridian Merger, note purchase agreements. Under the terms of the indenture agreement and note purchase agreements, ProLogis must meet certain financial covenants and ProLogis was in compliance with all such covenants as of June 30, 1999.

   Other Unsecured Debt

         ProLogis has an unsecured term loan in the amount of 200.0 million French francs ($31.8 million as of June 30, 1999). The loan bears interest at a variable rate (Euribor plus 1.00%) that has been fixed through maturity at 4.62% through an interest rate swap agreement. See Note 11. The loan is due in December 2003.

                                 PROLOGIS TRUST

   Mortgage Notes, Assessment Bonds and Securitized Debt

         Mortgage notes, assessment bonds and securitized debt consisted of the following as of June 30, 1999 (in thousands):

                                                                                                         Balloon
                                                                            Periodic                     Payment
                                                  Interest     Maturity     Payment        Principal      Due at
                  Description                     Rate (1)       Date         Date          Balance      Maturity
                  -----------                     -------      --------     --------       ---------     --------
  Mortgage notes:
      Platte Valley Industrial Center #1......     9.750%      03/01/00        (2)         $     319     $    256
      West One Business Center #1.............     8.250       09/01/00        (2)             4,374        4,252
      Tampa West Distribution Center #20......     9.125       11/30/00        (3)                80           --
      Rio Grande Industrial Center #1.........     8.875       09/01/01        (2)             2,968        2,544
      Titusville Industrial Center #1.........    10.000       09/01/01        (2)             4,578        4,181
      Eigenbrodt Way Distribution Center #1...     8.590       04/01/03        (2)             1,640        1,479
      Gateway Corporate Center #10............     8.590       04/01/03        (2)             1,847        1,361
      Hayward Industrial Center I & II........     8.590       04/01/03        (2)            13,846       12,480
      Thornton Business Center #1--#4.........     8.590       04/01/03        (2)             9,081        8,185
      Sullivan 75 Distribution Center #1......     9.960       04/01/04        (2)             1,805        1,663
      Oceanie Distribution Center #1 and Epone
      Distribution Center #1..................     5.000       07/26/04        (3)             4,934           --
      Platte Valley Industrial Center #8......     8.750       08/01/04        (2)             1,867        1,488
      Riverside Distribution Center #3........     8.750       08/01/04        (2)             1,467        1,170
      Riverside Distribution Center #4........     8.750       08/01/04        (2)             3,964        3,161
      West One Business Center #3.............     9.000       09/01/04        (2)             4,363        3,847
      Raines Distribution Center..............     9.500       01/01/05        (2)             5,407        4,402
      Prudential Insurance (4) (5)............     6.850       03/01/05        (6)            73,160       73,160
      Consulate Distribution Center #300 (4)..     6.970       02/01/06        (2)             3,865        3,585
      Plano Distribution Center #7 (4)........     7.020       04/15/06        (2)             3,741        3,015
      Mitry-Mory Distribution Center #1, Isle
        d'Abeau Distribution Center #1 and 2
        and Longjumeau Distribution Center....      (7)        12/29/06        (2)            20,670        7,950
      Societe Generale (5)....................      (8)        12/29/06        (2)           129,490       86,712
      CIGNA (5)...............................     7.080       03/01/07        (2)           149,512      134,431
      Vista Del Sol Industrial Center #1......     9.680       08/01/07        (3)             2,526           --
      Vista Del Sol Industrial Center #3......     9.680       08/01/07        (3)             1,069           --
      Senart Distribution Center #5 and Aulany
              Distribution Center #24.........     8.600       07/21/08        (3)            11,688           --
      State Farm Insurance (4) (5)............     7.100       11/01/08        (2)            15,593       13,065
      TIAA (5)................................     7.200       03/01/09        (9)           182,000      158,676
      Placid Street Dist. Center #1 (4)(5)....     7.180       12/01/09        (2)             7,991        6,529
      Earth City Industrial Center #3.........     8.500       07/01/10        (3)             2,222           --
      GMAC Commercial Mortgage (5)............     7.750       10/01/10        (3)             7,971           --
      Executive Park Distribution Center #3...     8.190       03/01/11        (3)             1,081           --
      Cameron Business Center #1 (4) (5)......     7.230       07/01/11        (2)             6,341        4,526
      Platte Valley Industrial Center #9......     8.100       04/01/17        (3)             3,290           --
      Platte Valley Industrial Center #4......    10.100       11/01/21        (3)             2,047           --
      MGT (5).................................     7.584       04/01/24       (10)           200,000      127,991
                                                                                          ----------
                                                                                          $  886,797
                                                                                          ==========
  Assessment bonds:
      City of Wilsonville.....................      6.82%      08/19/04        (3)        $      120
      City of Kent............................      5.50       05/01/05        (3)                16
      City of Kent............................      7.85       06/20/05        (3)                84
      City of Portland........................      8.33       11/17/07        (3)                 6
      City of Kent............................      7.98       05/20/09        (3)                64
      City of Fremont.........................      7.00       03/01/11        (3)             9,628
      City of Las Vegas.......................      8.75       10/01/13        (3)               294
      City of Las Vegas.......................      8.75       10/01/13        (3)               289
      City of Las Vegas.......................      8.75       10/01/13        (3)               162
      City of Portland........................      7.25       11/07/15        (3)                96
      City of Portland........................      7.25       09/15/16        (3)               211
                                                                                          ----------
                                                                                          $   10,970
                                                                                          ==========
  Securitized debt:
      Tranche A...............................      7.74%      02/01/04        (2)        $   23,021
      Tranche B...............................      9.94       02/01/04        (2)             8,029
                                                                                          ----------
                                                                                          $   31,050
                                                                                          ==========

                                 PROLOGIS TRUST

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


---------------

(1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 7.14%, 7.13% and 8.31%, respectively as of June 30, 1999.
(2)  Monthly  amortization  with a balloon  payment due at  maturity.
(3)  Fully amortizing.
(4)  Mortgage  note was  assumed by  ProLogis in  connection  with the  Meridian
     Merger. See Note 2. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, where applicable.
(5)  Secured by a pool of distribution facilities.
(6)  Interest only with balloon payment due at maturity.
(7) Variable rate provided by loan agreement (Euribor plus 1.35%) is fixed through January 2004 at 4.94% through interest rate swap agreement. See
     Note 11.
(8) Variable rate provided by loan agreement (Euribor plus 1.35%) is fixed through January 2004 at 4.95% through interest rate swap agreement related to $122,430,000 of principal. Remaining principal bears interest at variable rate (Euribor plus 1.35%), 4.00% as of June 30, 1999. See Note 11.
(9) Monthly interest only payments through March 2002 and monthly principal and interest payments from April 2002 to March 2009.
(10) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.

         Mortgage notes are secured by real estate with an aggregate undepreciated cost of $1.54 billion as of June 30, 1999. Assessment bonds are secured by real estate with an aggregate undepreciated cost of $226.2 million as of June 30, 1999. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $66.8 million as of June 30, 1999.

   Long-term Debt Maturities

         Approximate principal payments due on senior unsecured notes, other unsecured debt, mortgage notes, assessment bonds and securitized debt during each of the years in the five-year period ending December 31, 2003 and thereafter are as follows (in thousands):

         Remainder of 1999......................................   $    14,403
         2000...................................................        43,895
         2001...................................................        47,649
         2002...................................................        62,050
         2003...................................................       231,278
         2004 and thereafter....................................     2,293,842
                                                                   -----------
                  Total principal due...........................     2,693,117
         Less:  Original issue discount.........................        (3,051)
                                                                   -----------
                  Total carrying value..........................   $ 2,690,066
                                                                   ===========

   Interest Expense

         For the six months ended June 30, 1999 and 1998, interest expense was $76.3 million and $34.0 million, respectively, which excludes capitalized interest of $7.7 million and $8.9 million, respectively. Amortization of deferred loan costs included in interest expense was $2.0 and $0.8 million for the six months ended June 30, 1999 and 1998, respectively. The total interest paid in cash on all outstanding debt was $69.9 million and $41.7 million for the six months ended June 30, 1999 and 1998, respectively.

                                 PROLOGIS TRUST

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

         ProLogis sold its 70.0% general partnership interest in Red Mountain Joint Venture in March 1999 and recognized a gain of $715,000. As of June 30, 1999, ProLogis is the controlling general partner in six partnerships: ProLogis Limited Partnership-I, ProLogis Limited Partnership-II, ProLogis Limited Partnership-III, ProLogis Limited Partnership-IV and two partnerships acquired in the Meridian Merger. A total of 5,538,791 limited partnership units were held by minority interest limited partners in these partnerships as of June 30, 1999. In each of these partnerships, the limited partners are entitled to exchange partnership units for Common Shares (5,055,704 on a one for one basis and 483,087 at a rate of 1.1 Common Share per partnership unit, plus $2.00). Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares. ProLogis acquired two additional partnership interests in the Meridian Merger. During the second quarter of 1999, ProLogis purchased the minority partners' interest in one of these partnerships and disposed of its interest in the other of these partnerships.

         For the six months ended June 30, 1999, distributions of $3.4 million were made to the minority interest limited partners. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the six partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.


7.   Distributions and Dividends:

   Common Share Distributions

         On February 24, 1999, ProLogis paid a quarterly distribution of $0.3183 per Common Share. On March 18, 1999, the Board set a proposed annual distribution level of $1.30 per Common Share. Accordingly, on that date the Board declared a quarterly distribution of $0.3272 per Common Share which was paid on May 27, 1999 to shareholders of record on May 13, 1999. On July 28, 1999, the Board declared a distribution of $0.3272 per Common Share for the third quarter of 1999 payable on August 26, 1999 to shareholders of record on August 12, 1999.

         On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the Meridian Merger, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger.

   Preferred Share Dividends

         On March 31 and June 30, 1999, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share, $1.0675 per cumulative redeemable preferred Series C share and $0.495 per cumulative redeemable Series D preferred share.

         On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E preferred shares ($0.5469 per share), of which $729,200 related to Meridian's Series D preferred stock and was accrued by Meridian prior to the closing of the Meridian Merger. On July 2, 1999, the Board declared a dividend on the Series E preferred shares of $0.5469 per share, which was paid on July 30, 1999 to shareholders of record on July 15, 1999.

                                 PROLOGIS TRUST

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


8.    Shareholders' Equity:

   Authorized Shares

         At the annual meeting on June 24, 1999, the shareholders of ProLogis approved an Amended and Restated Declaration of Trust, which, among other provisions, increased the number of authorized shares of beneficial interest from 230,000,000 shares to 275,000,000 shares.

   Shelf Registration

         In June 1999, ProLogis' $500.0 million shelf registration statement was declared effective by the Securities and Exchange Commission. This shelf registration supplemented an existing shelf registration with a balance of $108.0 million. As a result of this filing, ProLogis can issue $608.0 million of securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect offerings on satisfactory terms.


9.   Earnings Per Common Share:

         A reconciliation of the numerator and denominator used to calculate basic earnings per share to the numerator and denominator used to calculate diluted earnings per share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                              --------------------------     --------------------------
                                                                  1999          1998            1999           1998
                                                              -----------    -----------     -----------    -----------

         Net earnings attributable to Common Shares........   $    12,766    $    23,561     $    13,816    $    51,397
         Add:  Minority interest share in earnings.........            --             --              --          2,054
                                                              -----------    -----------     -----------    -----------
         Adjusted net earnings attributable to Common
              Shares.......................................   $    12,766    $    23,561     $    13,816    $    53,451
                                                              ===========    ===========     ===========    ===========
         Weighted average Common Shares outstanding -
              basic........................................       162,004        122,445         142,974        120,236
         Weighted average effect of convertible limited
              partnership units............................            --             --              --          5,070
         Incremental effect of common stock equivalents....           205            412             136            416
                                                              -----------    -----------     -----------    -----------
         Adjusted weighted average Common Shares
              outstanding - diluted........................       162,209        122,857         143,110        125,722
                                                              ===========    ===========     ===========    ===========
         Per share net earnings attributable to Common
              Shares:
              Basic........................................   $      0.08    $      0.19     $     0.10     $      0.43
                                                              ===========    ===========     ==========     ===========
              Diluted......................................   $      0.08    $      0.19     $     0.10     $      0.43
                                                              ===========    ===========     ==========     ===========

                                 PROLOGIS TRUST

         For the six months ended June 30, 1999, basic and diluted per share net earnings attributable to Common Shares before cumulative effect of accounting change was $0.11. The following convertible securities were not included in the calculation of diluted earnings per share as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                       June 30,
                                                              --------------------------     --------------------------
                                                                  1999           1998            1999           1998
                                                              -----------    -----------     -----------    -----------

         Series B preferred shares                                  9,248         10,174           9,336         10,209
                                                              ===========    ===========     ===========    ===========
         Limited partnership units                                  5,599          5,069           5,245             --
                                                              ===========    ===========     ===========    ===========


10.   Supplemental Cash Flow Information

         Non-cash investing and financing activities for the six months ended June 30, 1999 and 1998 are as follows:

         o In connection with the Meridian Merger discussed in Note 2, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E preferred shares, assumed approximately 1.1 million options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).
         o Series B convertible redeemable preferred shares aggregating $9.6 million and $1.9 million were converted into Common Shares in 1999 and 1998, respectively.
         o Limited partnership units aggregating $205,000 and $302,000 were converted into Common Shares in 1999 and 1998, respectively.
         o Foreign currency translation adjustments of $1,534,000 and $62,000 were recognized in 1999 and 1998, respectively.
         o Mortgage notes in the amount of $7.2 million were assumed in connection with the acquisition of real estate in 1998.


11.   Financial Instruments:

   Derivative Financial Instruments

         ProLogis occasionally uses derivative financial instruments as hedges to manage well-defined risks associated with interest and foreign currency rate fluctuations on existing obligations or anticipated transactions. ProLogis does not use derivative financial instruments for trading purposes.

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

                                 PROLOGIS TRUST

         The following table summarizes the activity in interest rate contracts for the six months ended June 30, 1999 (in millions):

                                                          Interest
                                                        Rate Futures   Interest
                                                          Contracts   Rate Swaps
                                                        ------------  ----------
         Notional amount as of December 31, 1998......    $  75.0       $  75.0
         New contracts (1)............................         --         174.9
         Terminated contracts (2).....................      (75.0)        (75.0)
                                                          -------       -------

         Notional amount as of June 30, 1999..........    $    --       $ 174.9
                                                          =======       =======
---------------

     (1) ProLogis has interest rate swap agreements related to variable rate mortgage notes and other unsecured debt in the currency equivalent of $174.9 million as of June 30, 1999. The swap agreements have a combined notional amount of 1.1 billion French francs and fix the interest rate at 4.60% through December 2003 on $31.8 million of other unsecured debt, at 4.95% through January 2004 on $122.4 million of mortgage notes and at 4.94% through January 2004 on $20.7 million of mortgage notes.
     (2) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which were renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.

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

         Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements were terminated in February 1999 at a total cost of $27.0 million.

         On December 22, 1997,  ProLogis entered into two separate  contracts to
(i) exchange  $373.8 million for 2.9 billion  Swedish  krona,  and (ii) exchange
310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market as of December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 at a net loss of $4.0 million. Accordingly, ProLogis recognized a net gain of $2.0 million in the first quarter of 1998. These foreign currency exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

                                 PROLOGIS TRUST

12.  Business Segments:

         ProLogis has three reportable business segments:

     o acquisition and development of industrial distribution facilities for long-term ownership and leasing in North America (the United States and Mexico) and Europe (a portion of which is owned through Garonor Holdings, a subsidiary that was recognized under the equity method of accounting until June 29, 1999 - See Notes 1 and 4); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

     o operation of refrigerated distribution facilities through unconsolidated subsidiaries in North America (ProLogis Logistics and
         MRI) and Europe (Frigoscandia S.A.); each subsidiary's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

     o corporate distribution facilities services business that develops distribution facilities for future sale or on a fee basis for customers in North America (the United States and Mexico) and in the United Kingdom (through an unconsolidated subsidiary, Kingspark S.A.); the development activities of ProLogis and its unconsolidated subsidiary are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location.

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

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                -------------    -------------
Income:
     Property operations:
         North America.......................................................   $     220,058    $     162,918
         Europe (1)..........................................................          (4,068)              --
                                                                                -------------    -------------
                  Total property operations segment..........................         215,990          162,918
                                                                                -------------    -------------

     Refrigerated distribution operations:
         North America (2)...................................................           4,621            2,522
         Europe (3) (4)......................................................          (6,859)             686
                                                                                -------------    -------------
                  Total refrigerated distribution operations segment.........          (2,238)           3,208
                                                                                -------------    -------------

     Corporate distribution facilities services business:
         North America.......................................................          20,161            7,004
         Europe (United Kingdom) (5) (6).....................................           3,583               --
                                                                                -------------    -------------
                  Total corporate distribution facilities services
                    business segment.........................................          23,744            7,004
                                                                                -------------    -------------
     Reconciling items:
         Interest and other..................................................           1,879            1,325
                                                                                -------------    -------------
                  Total income...............................................   $     239,375    $     174,455
                                                                                =============    =============

                                 PROLOGIS TRUST

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                ------------------------------
                                                                                    1999             1998
                                                                                -------------    -------------
Net operating income:
     Property operations:
         North America.......................................................   $     204,042    $     149,618
         Europe (1)..........................................................          (4,217)              --
                                                                                -------------    -------------
                  Total property operations segment..........................         199,825          149,618
                                                                                -------------    -------------

     Refrigerated distribution operations:
         North America (2)...................................................           4,621            2,522
         Europe (3) (4)......................................................          (6,859)             686
                                                                                -------------    -------------
                  Total refrigerated distribution operations segment.........          (2,238)           3,208
                                                                                -------------    -------------

     Corporate distribution facilities services business:
         North America.......................................................          20,161            7,004
         Europe (United Kingdom) (5) (6).....................................           3,583               --
                                                                                -------------    -------------
                  Total corporate distribution facilities services
                     business segment........................................          23,744            7,004
                                                                                -------------    -------------
     Reconciling items:
         Interest and other income...........................................           1,879            1,325
         General and administrative expense..................................         (17,811)          (9,913)
         Depreciation and amortization.......................................         (66,992)         (46,734)
         Interest expense....................................................         (76,269)         (34,007)
         Interest rate hedge expense.........................................            (945)              --
         Other expenses......................................................          (3,709)          (1,517)
                                                                                -------------    -------------
                  Total reconciling items....................................        (163,847)         (90,846)
                                                                                -------------    -------------

         Earnings from operations............................................   $      57,484    $      68,984
                                                                                =============    =============

                                                                                   June 30,       December 31,
                                                                                     1999            1998
                                                                                -------------    -------------
Assets:
     Property operations:
         North America.....................................................     $   4,600,391    $   3,147,742
         Europe (7)........................................................           490,421          309,639
                                                                                -------------    -------------
                  Total property operations segment........................         5,090,812        3,457,381
                                                                                -------------    -------------

     Refrigerated distribution operations:
         North America (7).................................................           185,988          151,021
         Europe (7)........................................................           217,619          221,566
                                                                                -------------    -------------
                  Total refrigerated distribution operations segment.......           403,607          372,587
                                                                                -------------    -------------

     Corporate distribution facilities services business:
         North America.....................................................           184,860          165,986
         Europe (United Kingdom) (7).......................................           374,599          224,769
                                                                                -------------    -------------
                  Total corporate distribution facilities services
                    business segment.......................................           559,459          390,755
                                                                                -------------    -------------

     Reconciling items:
         Cash .............................................................            60,432           63,140
         Accounts and notes receivable.....................................            15,321            1,313
         Other assets......................................................            92,111           45,553
                                                                                -------------    -------------
                  Total reconciling items..................................           167,864          110,006
                                                                                -------------    -------------

         Total assets......................................................     $   6,221,742    $   4,330,729
                                                                                =============    =============


                                 PROLOGIS TRUST

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


---------------

(1) Includes a $13.0 million foreign currency exchange loss from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of June 30, 1999 recognized under the equity method of accounting related to ProLogis' investment in Garonor Holdings and a $12.4 million foreign currency exchange loss from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of June 30, 1999. See Notes 1 and 4.
(2) Represents amount recognized under the equity method of accounting related to ProLogis' investment in ProLogis Logistics. See Note 4 for summarized financial information of ProLogis Logistics.
(3) Represents amount recognized under the equity method of accounting related to ProLogis' investment in Frigoscandia S.A. See Note 4 for summarized financial information of Frigoscandia S.A.
(4) Includes a net loss of $2.1 million from the remeasurement of intercompany and other debt based on the foreign currency exchange rates in effect as of June 30, 1999.
(5) Represents amount recognized under the equity method of accounting related to ProLogis' investment in Kingspark S.A. See Note 4 for summarized financial information of Kingspark S.A.
(6) Includes a net loss of $5.5 million from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of June 30, 1999.
(7) Includes investment in unconsolidated subsidiaries accounted for under the equity method. See Note 4 for summarized financial information.

         ProLogis' largest customer accounted for 1.81% of ProLogis' rental income (on an annualized basis) for the six months ended June 30, 1999, and the annualized base rent for ProLogis' 20 largest customers accounted for approximately 13.61% of ProLogis' rental income (on an annualized basis) for the six months ended June 30, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Trustees and Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated balance sheet of ProLogis Trust and subsidiaries as of June 30, 1999, and the related consolidated statements of earnings and comprehensive income for the three and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998.These financial statements are the responsibility of the Trust's management.

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






Chicago, Illinois
August 11, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with ProLogis' consolidated financial statements and the notes thereto included in Item 1 of this report. See ProLogis' 1998 Annual Report on Form 10-K for a discussion of various risk factors associated with forward-looking statements made in this document.

Overview

   General

         ProLogis' operating results depend primarily on the operating results of its industrial distribution facilities, which are substantially influenced by
(i) the demand for and supply of industrial distribution facilities in ProLogis' North American and European target market cities; (ii) the pace and economic returns at which ProLogis can acquire and develop additional industrial distribution facilities; (iii) the extent to which ProLogis can sustain improved market performance as measured by lease rates and occupancy levels; and (iv) the demand for the corporate distribution facilities services that are provided by ProLogis, ProLogis Development Services and ProLogis Kingspark. In addition, the operating performance of ProLogis' unconsolidated subsidiaries that are engaged in the refrigerated distribution business affect ProLogis' operating results.

         ProLogis' target markets and submarkets have benefited substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution facilities. ProLogis believes its ability to compete is significantly enhanced relative to other companies due to its depth of management and ability to serve customers through the ProLogis Operating System(TM), which includes acquisition, development, property management personnel and presence in local markets.

         On December 29, 1998, ProLogis invested in Garonor Holdings by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owns ProLogis Garonor, a real estate operating company in France. Security Capital, ProLogis' largest shareholder, owned 100% of the common stock of Garonor Holdings. ProLogis accounted for its investment in Garonor Holdings and ProLogis Garonor under the equity method of accounting. On June 29, 1999, ProLogis acquired the voting stock of Garonor Holdings from Security Capital. Accordingly, as of that date the accounts of Garonor Holdings and ProLogis Garonor are consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from January 1, 1999 through June 29, 1999 are reflected by ProLogis under the equity method of accounting. As of June 30, 1999, Garonor Holdings' real estate assets, at cost, were $282.3 million and Garonor Holdings had third party debt of $173.0 million ($31.8 million of unsecured debt and $141.2 million of mortgage notes).

         As of June 30, 1999, ProLogis' real estate investments included 146.5 million square feet of operating facilities with a total expected investment of $5.27 billion. During the six months ended June 30, 1999, ProLogis disposed of facilities from its operating portfolio aggregating 2.2 million square feet with aggregate net sales proceeds of $101.4 million. For the six months ended June 30, 1999, ProLogis recognized $20.2 million of other real estate income related to the activities of its corporate distribution facilities services business, primarily from the disposition of undepreciated facilities.

         ProLogis had 7.0 million square feet of facilities under development as of June 30, 1999 with a total expected investment at completion of $318.2 million. Development starts during the six months ended June 30, 1999 aggregated
5.1 million square feet at a total expected investment of $209.6 million. Development completions during the six months ended June 30, 1999 aggregated 6.5 million square feet at a total expected investment of $237.6 million. As of June 30, 1999, ProLogis had 1,925 acres of land in inventory for the future development of approximately 33.4 million square feet of distribution facilities. Additionally, ProLogis had 1,234 acres of land under control for the future development of 20.2 million square feet of distribution facilities.

         Through ProLogis' investment in ProLogis Kingspark, ProLogis had an additional 483,000 square feet of operating facilities, 1,847,000 square feet of facilities under development and 337,000 square feet of facilities being developed under construction management agreements in the United Kingdom as of June 30, 1999. Additionally, as of June 30, 1999, ProLogis Kingspark owned 387 acres and controlled 1,416 acres of land for the future development of 26.3 million square feet of distribution facilities.

         In 1997, ProLogis began expanding its distribution facilities operations into Europe and Mexico. This expansion was necessary to meet the needs of its targeted national and international customers as they expand and reconfigure their distribution facility requirements globally. With over 21 target markets identified in Europe and four target markets identified in Mexico, ProLogis believes significant growth opportunities exist internationally. As of June 30, 1999 (excluding its investment in Kingspark S.A.), ProLogis owned 8.3 million square feet of operating facilities with a total expected investment of $478.9 million in Europe and 2.1 million square feet of operating facilities with a total expected investment of $81.4 million in Mexico. Additionally, as of June 30, 1999, ProLogis had 1.4 million square feet of facilities under development in Europe with a total expected investment of $95.9 million and 178,000 square feet of facilities under development in Mexico with a total expected investment of $5.6 million.

         ProLogis has invested in refrigerated distribution businesses through investments in the preferred stock of two companies. As of June 30, 1999, ProLogis' had approximately 327.8 million cubic feet of refrigerated distribution facilities in operation. Of the total, 188.4 million cubic feet are located in Europe.

         On March 30, 1999, Meridian Industrial Trust Inc., a publicly traded REIT that owned approximately 32.2 million square feet of industrial operating facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Merger Agreement, the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received Series E preferred shares on a one for one basis. The Series E preferred shares have a 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately
1.1 million options each to acquire 1.10 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian include approximately $1.44 billion of real estate assets, an investment in a refrigerated distribution business of $28.8 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

         No assurance can be given that the current cost of funds available to ProLogis will be available in the future or that ProLogis will continue to be able to obtain unsecured debt or equity financing in the public markets on favorable terms or to continue to generate capital for redeployment through sales of existing assets. During 1998 and the first six months of 1999, the real estate industry experienced a general tightening of the equity and credit markets. Additionally, no assurance can be given that the expected trends in leasing rates and economic returns on acquired and developed facilities will be realized. There are risks associated with ProLogis' development and acquisition activities which include factors such as development and acquisition opportunities explored by ProLogis may be abandoned; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvement to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although ProLogis undertakes a thorough evaluation of the physical condition of each proposed investment before it is acquired, certain defects or necessary repairs may not be detected until after it is acquired, which could increase ProLogis' total acquisition cost. There are also risks associated with the hedging strategies used to manage interest rate fluctuations on anticipated transactions. If these anticipated transactions do not occur as planned, ProLogis could incur costs. To the extent ProLogis' business activities outside the United States conducted are in a currency other than the U.S. dollar, ProLogis is exposed to foreign currency exchange rate fluctuations. However, all of ProLogis' business activities in Mexico and Poland are U.S. dollar denominated. The occurrence of any of the events described above could adversely affect ProLogis' ability to achieve its projected returns on acquisitions and projects under development and could hinder ProLogis' ability to make expected distributions to equity holders.

   Results of Operations

     Six Months Ended June 30, 1999

         Net earnings attributable to Common Shares decreased by $37.6 million to $13.8 million for the six months ended June 30, 1999 from $51.4 million for the same period in 1998. The decrease in net earnings attributable to Common Shares in 1999 from 1998 was primarily the result of:

         o a net decrease in income generated by ProLogis' unconsolidated subsidiaries in 1999 from 1998, primarily due to the recognition of net foreign currency exchange losses in 1999;
         o net foreign currency exchange losses recognized by ProLogis in 1999;
         o the write-off of previously capitalized start-up and organization costs due to the adoption of a new accounting principle in 1999; and
         o increases in 1999 in general and administrative expenses and other expenses, primarily pursuit costs written-off and franchise and income taxes.

         These decreases in net earnings attributable to Common Shares were partially offset by:

         o an increase in net operating income from property operations (after deductions for depreciation), primarily the result of the increased number of distribution facilities in operation in 1999 as compared to 1998 and
         o an increase in other real estate income, primarily gains on disposition of undepreciated facilities and fees generated by ProLogis' corporate distribution facilities services business.

         Interest expense, preferred share dividends and weighted average Common Shares outstanding all increased in 1999 as compared to 1998. These increases are the result of additional debt and equity used by ProLogis to finance its acquisition and development activities in each period.

   Property Operations

         As of June 30, 1999 ProLogis had 1,424  operating  facilities  totaling
146.5 million square feet. ProLogis had 1,053 operating facilities totaling 97.3 million square feet as of June 30, 1998. This increase in operating facilities (primarily due to the Meridian Merger) resulted in an increase in property-level net operating income of $62.6 million from 1998 to 1999 as follows (in thousands):

                                                           1999         1998
                                                        ----------   ----------
         Rental income..............................    $  228,412   $  162,918
         Rental expenses, net of recoveries.........        16,165       13,300
                                                        ----------   ----------

              Net operating income..................    $  212,247   $  149,618
                                                        ==========   ==========

         Rental income increased by $65.5 million in 1999 as compared to 1998. This increase is comprised from the following components:

         o facilities acquired or developed during 1999 contributed $30.9 million (primarily due to the Meridian Merger) and $4.8 million of additional rental income, respectively;
         o facilities acquired or developed during 1998 contributed $11.1 million and $16.0 million of additional rental income, respectively;
         o facilities owned and operated as of January 1, 1998 contributed $6.7 million of additional rental income; and
         o facilities that were in operation during 1998 but have subsequently been disposed of reduced rental income in 1999 by $4.0 million.

         Rental expenses, net of recoveries from tenants, increased by $2.9 million in 1999 over 1998. Rental expenses, before the deduction of amounts recovered from tenants, were 23.7% of rental income for 1999 and 25.5% of rental income for 1998.

         ProLogis frequently acquires facilities that are underleased and develops facilities that are not fully leased at the start of construction, which reduces ProLogis' overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for facilities acquired by ProLogis and 12 months after shell completion for facilities developed by ProLogis) to achieve stabilized occupancy (typically 93%). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation resulting in an occupancy rate of 94.9% and a leased rate of 96.0% for stabilized facilities owned as of June 30, 1999. The average increase in rental rates for new and renewed leases on previously leased space (11.1 million square feet) during 1999 was 15.7%. As leases are renewed or new leases are acquired, ProLogis expects most rental rates on renewals or new leases to increase during 1999.

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

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                  ----------------------------
                                                                                     1999             1998
                                                                                  -----------      -----------
         Insight (1)............................................................  $       (60)     $        --
                                                                                  -----------      -----------
         ProLogis Logistics:
              Equity in loss....................................................         (540)          (2,628)
              Management fee from CSI (2).......................................           --              712
              Interest income on note receivable................................        5,161            4,438
                                                                                  -----------      -----------
                                                                                        4,621            2,522
                                                                                  -----------      -----------
         Frigoscandia S.A. (3):
              Equity in loss (4)................................................      (12,029)          (9,990)
              Interest income on mortgage notes and
                  notes receivable..............................................        5,169           10,676
                                                                                  -----------      -----------
                                                                                       (6,860)             686
                                                                                  -----------      -----------
         Kingspark S.A. (5):
              Equity in loss (6)................................................       (3,575)              --
              Interest income on mortgage notes and
                  notes receivable..............................................        7,158               --
                                                                                  -----------      -----------
                                                                                        3,583               --
                                                                                  -----------      -----------
         Garonor Holdings (7):
              Equity in loss (8)................................................      (15,409)              --
              Interest income on note receivable................................        2,988               --
                                                                                  -----------      -----------
                                                                                      (12,421)              --
                                                                                  -----------      -----------
                      Total.....................................................  $   (11,137)     $     3,208
                                                                                  ===========      ===========
-----------------

(1) Represents ProLogis' investment in a privately owned logistics optimization consulting company that, prior to July 1, 1998, was accounted for under the cost method.
(2) ProLogis received a management fee from CSI during the first six months of 1998.
(3)  Frigoscandia S.A. was acquired on January 16, 1998.
(4) Includes a net loss of $2.1 million from the remeasurement from intercompany and other debt based on the foreign currency exchange rates in effect as of June 30, 1999.
(5)  Kingspark S.A. was acquired on August 14, 1998.
(6) Includes a net loss of $5.5 million from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of June 30, 1999.
(7) Garonor Holdings was acquired on December 29, 1998 and was accounted for under the equity method of accounting from that date to June 29, 1999. After June 29, 1999, Garonor Holdings is consolidated with the accounts of ProLogis.
     See Note 1 to the consolidated financial statements in Item 1.
(8) Includes a net loss of $13.0 million from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of June 30 1999.

                                       27

   Depreciation and Amortization

         The increase in depreciation and amortization expense of $20.3 million for the six months ended June 30, 1999 as compared to the same period in 1998 results primarily from the increase in operating facilities in 1999 over 1998. See "--Property Operations".

   Interest Rate Hedge Expense

         See   "--Liquidity   and   Capital   Resources--Derivative    Financial
Instruments" for a discussion of this expense.

   Interest Expense

         Interest expense is summarized as follows (in thousands):

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                ------------------------------
                                                                                    1999             1998
                                                                                -------------    -------------
              Lines of credit and short-term borrowings....................     $      10,233    $       7,593
              Senior unsecured notes.......................................            50,220           30,036
              Mortgage notes...............................................            20,987            2,690
              Assessment bonds.............................................             1,140            1,167
              Securitized debt.............................................             1,400            1,449
              Capitalized interest.........................................            (7,711)          (8,928)
                                                                                -------------    -------------

                                                                                $      76,269    $      34,007
                                                                                =============    =============

         Interest expense on lines of credit and short-term borrowings increased $2.6 million in 1999 over 1998 due primarily to a higher average outstanding balance ($334.6 million in 1999 and $219.1 million in 1998) partially offset by a lower weighted average daily interest rate (5.92% in 1999 and 6.60% in 1998). See " -- Liquidity and Capital Resources -- Investing and Financing Activities".

         Senior unsecured notes interest expense increased by $20.2 million in 1999 as compared to 1998 due to interest on new senior unsecured debt issuances:
$250.0 million issued in July 1998, $125.0 million issued in October 1998 and $500.0 million issued in April 1999.

         Interest expense on mortgage notes increased by $18.3 million in 1999 over 1998 due to the higher weighted average balance of mortgage notes outstanding in 1999 over 1998, primarily three secured financing transactions aggregating $532.0 million that were completed between December 1998 and April 1999. See "Liquidity and Capital Resources--Other Financing Sources."

         Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest decreased by $1.2 million in 1999 over 1998. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity. The decrease in capitalized interest is due to decreased development activity in 1999 and to ProLogis' lower weighted average cost of funds in 1999.

   Other Expenses

         Other expenses, which increased by $2.2 million for the six months ended June 30, 1999 over the same period in 1998, consist of land holding costs, the write-off of previously capitalized pursuit costs and franchise and income tax expenses related to ProLogis' taxable subsidiaries. Land holding costs were $1,297,000 in 1999 and $1,147,000 in 1998. Pursuit cost write-offs were $1,452,000 million in 1999 and $370,000 in 1998. Tax expense was $960,000 in
1999.

   Foreign Currency Exchange Gains (Losses)

         ProLogis makes intercompany loans to its consolidated foreign subsidiaries primarily in U.S. dollars. Because the consolidated foreign subsidiaries' functional currencies are not the U.S. dollar, these intercompany loans have been marked to market by the foreign subsidiaries based upon the applicable exchange rate in effect at the end of the period. For the six months ended June 30, 1999 and 1998, ProLogis incurred a remeasurment loss of $12.4 million and a remeasurement gain of $9,000, respectively. These gains (losses) resulted primarily from fluctuations of the U.S. dollar against the euro, French franc, Dutch guilder and British pound, the primary currencies of the foreign subsidiaries to which ProLogis makes intercompany loans.

         For the six months ended June 30, 1998, ProLogis recognized foreign currency hedge income of $2,054,000 related to two separate contracts entered into on December 22, 1997 to (i) exchange $373.8 million for 2.9 billion Swedish krona, and (ii) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market as of December 31, 1997. ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 and ProLogis recognized a net gain of $2,054,000 upon settlement. These foreign currency exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

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

   Preferred Share Dividends

         The increase in preferred share dividends of $6.1 million for the six months ended June 30, 1999 over the same period in 1998 is primarily attributable to the issuance of Series D preferred shares in April 1998 and the issuance of Series E preferred shares in March 1999. See "--Liquidity and Capital Resources--Investing and Financing Activities".


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

         ProLogis expects to finance future activities with proceeds from the disposition of selected facilities in addition to borrowings on its unsecured lines of credit, issuance of limited partnership units, the assumption of existing mortgage debt, when applicable, issuances of secured and unsecured debt and sales of Common Shares and preferred shares. The unsecured lines of credit provide ProLogis with the ability to efficiently respond to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields which would result if debt or equity issuances were made in anticipation of future investment needs. As of June 30, 1999, ProLogis had $308.4 million available for borrowing under its unsecured lines of credit ($290.9 million available as of August 10, 1999). See "--Credit Facilities". Another source of future liquidity and financial flexibility is ProLogis' shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms. ProLogis currently has $608.0 million of shelf-registered securities available for issuance.

   Operating Activities

         Cash provided by operating activities increased by $0.3 million for the six months ended June 30, 1999 as compared to the same period in 1998 ($104.4 million in 1999 and $104.1 million in 1998). See "--Results of Operations".

   Investing and Financing Activities

         ProLogis funds its current investment needs primarily with lines of credit and short-term borrowings, which are subsequently repaid with proceeds from sales of debt and equity securities. ProLogis' investment activities used approximately $205.1 million and $530.8 million of cash in the six months ended June 30, 1999 and 1998, respectively. ProLogis' financing activities provided net cash flow of $98.0 million and $465.0 million in 1999 and 1998, respectively. Cash distributions paid on Common Shares were $103.3 million and $72.6 million for 1999 and 1998, respectively, which have been substantially funded by cash generated from operating activities.

         Investments in real estate, used cash of $216.6 million during the six months ended June 30, 1999 and $292.2 million during the same period in 1998. ProLogis' cash investment in its unconsolidated subsidiaries was $139.9 million and $290.5 million during the six months ended June 30, 1999 and 1998, respectively. ProLogis generated cash proceeds from dispositions of $102.4 million in 1999 as compared to $51.9 million in 1998.

         During the six months ended June 30, 1999, ProLogis' primary financing activities were entering into secured financing agreements which generated $466.0 million of proceeds and the issuance of $500.0 million of senior unsecured notes. The proceeds from these transactions were primarily used to repay borrowings on the unsecured lines of credit. In connection with the Meridian Merger, ProLogis assumed Meridian's $328.4 million line of credit which was repaid on March 30, 1999 with proceeds from borrowings on ProLogis' unsecured lines of credit. During the six months ended June 30, 1999, ProLogis had net repayments on its unsecured lines of credit of $227.7 million.

         The Meridian Merger, which was completed in March 1999 was principally a non-cash transaction. However, the Meridian Merger did result in an increase in cash of $49.0 million, representing Meridian's cash balance on March 30, 1999. A $67.6 million cash payment to Meridian's stockholders was made in April 1999.

         ProLogis' primary financing activities in the first six months of 1998 were the sale of equity securities (Series D preferred shares generating net proceeds of $241.5 million and Common Shares, including sale of Common Shares under the employee share purchase and dividend reinvestment plans, generating net proceeds of $130.8 million). ProLogis also had net borrowings on its lines of credit of $216.6 million and generated proceeds from a short-term bridge loan from NationsBank of $200.0 million (used primarily to finance the acquisition of Frigoscandia AB), which was repaid on March 31, 1998 after Frigoscandia Holding AB obtained third-party financing.

   Credit Facilities

         ProLogis has an unsecured credit agreement with Bank of America, Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $550.0 million unsecured revolving line of credit (increased from $540.0 million in May 28, 1999). Borrowings bear interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. The prime rate was 7.75% and the 30-day LIBOR rate was 5.2363% as of June 30, 1999. Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended for an additional year at ProLogis' option. ProLogis was in compliance with all covenants contained in the credit agreement as of June 30, 1999. As of June 30, 1999, $242.2 million of borrowings were outstanding on the line of credit.

         In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with Bank of America that matures on October 1, 1999. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were $24.4 million of borrowings outstanding on the line of credit as of June 30, 1999.

   Other Financing Sources

         On December 23, 1998, ProLogis entered into a $150.0 million secured financing agreement with Connecticut General Life Insurance Company. On that date, $66.0 million was funded under the agreement and the remaining $84.0 million was funded on January 22, 1999. Under the terms of the agreement, ProLogis pledged distribution facilities ($208.7 million undepreciated cost as of June 30, 1999) as collateral for the term loan. The loan bears interest at 7.08% per annum and provides for monthly principal and interest payments through March 2007, at which time the remaining principal outstanding of $134.4 million will be due.

         On February 22, 1999, ProLogis entered into a $182.0 million secured financing agreement with Teachers Insurance and Annuity Association. Of the total borrowings, $119.3 million was funded on February 22, 1999, $35.7 million was funded on March 5, 1999 and the remaining $27.0 million was funded on April 30, 1999. The loan bears interest at 7.20% and provides for monthly interest payments through March 2002 and monthly principal and interest payments from April 2002 to March 2009, at which time the remaining principal outstanding of $158.7 million will be due. ProLogis pledged distribution facilities with an undepreciated cost of $258.5 million at June 30, 1999 as collateral under the agreement.

         On March 29, 1999, ProLogis entered into a $200.0 million secured financing agreement with Morgan Guaranty Trust Company of New York. The loan is secured by distribution facilities with an undepreciated cost of $333.9 million as of June 30, 1999. The loan provides for interest only payments through May 2005 and principal and interest payments thereafter with the remaining balance of $127.2 million due on March 2024. The loan bears interest at 7.584% per annum.

         On April 26, 1999, ProLogis completed a $500.0 million offering of senior unsecured notes. The notes were issued in two tranches of $250.0 million due April 15, 2004 and April 15, 2008. The Notes have a coupon rate of 6.70% and 7.10%, respectively. Both the Notes were issued at a discount and are governed by the terms and provisions of the same indenture agreement applicable to ProLogis' other senior unsecured notes. Net proceeds from the offering were approximately $495.9 million, net of underwriters' commissions and other costs, which were used to repay borrowings on ProLogis' unsecured lines of credit and unsecured term loan.

   Derivative Financial Instruments

         ProLogis occasionally uses derivative financial instruments as hedges to manage well-defined risks associated with interest and foreign currency rate fluctuations on existing obligations or anticipated transactions. ProLogis does not use derivative financial instruments for trading purposes.

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

         The following table summarizes the activity in interest rate contracts for the six months ended June 30, 1999 (in millions):

                                                          Interest
                                                        Rate Futures   Interest
                                                          Contracts   Rate Swaps
                                                        ------------  ----------
         Notional amount as of December 31, 1998........  $    75.0    $   75.0
         New contracts (1)..............................         --       174.9
         Terminated contracts (2).......................      (75.0)      (75.0)
                                                          ---------    --------

         Notional amount as of June 30, 1999............  $      --    $  174.9
                                                          =========    ========
--------------

     (1) ProLogis has interest rate swap agreements related to variable rate mortgage notes and other unsecured debt in the currency equivalent of $174.9 million as of June 30, 1999. The swap agreements have a combined notional amount of 1.1 billion French francs and fix the interest rate at 4.60% through December 2003 on $31.8 million of other unsecured debt, at 4.95% through January 2004 on $122.4 million of mortgage notes and at 4.94% through 2004 on $20.7 million of mortgage notes.
     (2) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which were renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.

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

         Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements, which were terminated in February 1999 at a total cost of $27.0 million, were used to set the interest rate associated with a secured financing transaction that was completed in March 1999. ProLogis intends to amortize this expense as a component of interest expense over the 25-year term of debt issued in the first quarter of 1999 for purposes of calculating funds from operations. See "--Funds From Operations".

   Commitments

         As of June 30, 1999, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 347,000 square feet of distribution facilities in Europe and Mexico with an aggregate acquisition cost of $9.9 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that any of them will be consummated. In addition, as of June 30, 1999, ProLogis had $304.2 million of budgeted development cost for developments in process, of which $143.5 million was unfunded.

         Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $190.2 million as of June 30, 1999. The loan bears interest at each currency's respective LIBOR or Euribor rate plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

         ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to approximately $16.0 million, has been guaranteed by ProLogis. As of June 30, 1999, there were no borrowings outstanding on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of June 30, 1999, ProLogis had an unfunded commitment on this guarantee agreement of $10.6 million.

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

         On February 24, 1999, ProLogis paid a quarterly distribution of $0.3183 per Common Share. On March 18, 1999, the Board set a proposed annual distribution level of $1.30 per Common Share. Accordingly, on that date the Board declared a quarterly distribution of $0.3272 per Common Share which was paid on May 27, 1999 to shareholders of record on May 13, 1999. On July 28, 1999, the Board declared a distribution of $0.3272 per Common Share for the third quarter of 1999 payable on August 26, 1999 to shareholders of record on August 12, 1999.

         On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution was declared by the Meridian Board of Directors prior to the closing of the Meridian Merger. This distribution related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger.

         On March 31 and June 30, 1999, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share, $1.0675 per cumulative redeemable preferred Series C share and $0.495 per cumulative redeemable Series D preferred share.

         On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E preferred shares ($0.5469 per share) of which $729,200 related to Meridian's Series D preferred stock and was accrued by Meridian prior to the closing of the Meridian Merger. On July 2, 1999, the Board declared a dividend on the Series E preferred shares of $0.5469 per share, which was paid on July 30, 1999 to shareholders of record on July 15, 1999.

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

   Conversion to the Euro

         Effective January 1, 1999, eleven of the fifteen member countries of the European Monetary Union launched the new monetary unit, the euro, as the single currency for the member countries of the European Monetary Union. During the period from January 1, 1999 to January 1, 2002, a transition period will be in effect during which time the euro will be available for non-cash transactions. However, transactions can continue to be denominated in the old national currencies. After January 1, 2002, all transactions must be denominated in the euro. The targeted exchange rates of the old national currencies to the euro were determined in May 1998. Conversion to the euro has not had, nor is management aware of any future effects of the conversion to the euro that will have, a material impact on its business operations or results of operations.


Funds from Operations

         Funds from operations attributable to Common Shares increased $34.4 million to $143.4 million for the six months ended June 30, 1999 from $109.0 million for the same period in 1998.

         Funds from operations represent ProLogis' net earnings (computed in accordance with GAAP) before gains or losses from debt restructuring, before gains or losses on disposition of depreciated real estate, before gains or losses from mark to market adjustments resulting from the remeasurement (based on current foreign currency exchange rates) of intercompany and other debt of ProLogis' foreign subsidiaries, before deferred tax benefits and deferred tax expenses of ProLogis' taxable subsidiaries, before significant non-recurring items that materially distort the comparative measurement of company performance over time, plus real estate depreciation and amortization (exclusive of amortization of loan costs), and after adjustments for unconsolidated subsidiaries calculated to compute their funds from operations on the same basis as ProLogis. ProLogis believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides a reader with an indication of the ability of ProLogis to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by ProLogis, while comparable to the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REITs that do not compute funds from operations in a manner consistent with ProLogis. Funds from operations is not intended to represent cash made available to shareholders. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ProLogis' operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from operations is as follows (in thousands):

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                             --------------------------
                                                                                                1999           1998
                                                                                             -----------    -----------

Net earnings attributable to Common Shares................................................   $    13,816    $    51,397
     Add (Deduct):
         Real estate depreciation and amortization........................................        66,241         46,214
         Gain on disposition of depreciated real estate...................................          (715)        (4,278)
         Foreign currency exchange (gains) losses (1).....................................        12,402         (2,063)
         Interest rate hedge expense, net (2).............................................           667             --
         Cumulative effect of accounting change (3).......................................         1,440             --
         Deferred tax expense.............................................................           363             --
         ProLogis' share of reconciling items of unconsolidated subsidiaries:
              Real estate depreciation and amortization...................................        24,869         16,919
              Net foreign currency exchange loss on remeasurement of
                  intercompany and other debt.............................................        20,543          2,452
              Deferred tax expense (benefit)..............................................           884         (1,596)
              Other, net..................................................................         2,922             --
                                                                                             -----------    -----------

Funds from operations attributable to Common Shares.......................................   $   143,432    $   109,045
                                                                                             ===========    ===========
---------------

(1)  See "--Results of Operations - Foreign Currency Exchange Gains (Losses)".
(2)  Net  of  $278,000  of  additional   interest  expense  resulting  from  the
     amortization of the interest rate hedge expense. See "--Liquidity and Capital Resources - Derivative Financial Instruments".
(3)  See "--Results of Operations - Cumulative Effect of Accounting Change".

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

     Information Technology Systems

         ProLogis' information technology ("IT") environment is primarily a Microsoft Windows-based personal computer network (NT or Novell) utilizing desktop applications, primarily data base and spreadsheet applications. ProLogis recently installed a new, enterprise-wide, third-party developed property management and core accounting system. ProLogis' critical computer hardware, operating systems and key general accounting, property management and financial reporting applications are Year 2000 compliant, as verified by the appropriate vendors.

         ProLogis Garonor, a wholly-owned subsidiary of ProLogis that operates in France, has completed testing on all IT and embedded operating systems. In 1999, ProLogis Garonor installed a new Year 2000 compliant version of its current financial accounting software. ProLogis Garonor's payroll and fixed asset software are not Year 2000 compliant. ProLogis Garonor is in the process of replacing these software applications and expects the new software will be in place prior to the end of 1999. Costs to bring these applications into compliance are expected to be less than $100,000. Should the new software applications not be successfully implemented, ProLogis Garonor would perform these functions manually. Accordingly, ProLogis Garonor could experience delays in processing its payroll and in reporting financial results. These delays could result in additional costs to ProLogis Garonor.

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

         ProLogis has conducted a review of all operating systems that fall within its responsibility. Results have indicated that ProLogis' primary vendor for monitoring of fire and life safety systems has verified that their system is Year 2000 compliant. ProLogis has reviewed and performed testing and verification as deemed appropriate. ProLogis has not identified any major operating systems within its responsibility that are not Year 2000 compliant or that would create a significant adverse effect on its customers or business undertakings. Should the systems that ProLogis is responsible for fail, ProLogis' tenants may experience inconveniences with respect to the maintenance and operations of the facilities (i.e., parking lot lighting and sprinkler systems). Should the fire and life safety systems fail, there could be a delay in identifying a reportable event or a reportable event could occur without being identified. In such a situation, ProLogis could be exposed to the extent the failure resulted in a loss not covered by existing insurance policies.

         ProLogis Garonor's responsibility for the operating systems that control the interior equipment, common exterior areas and the fire and life safety systems of its buildings is similar to that of ProLogis. ProLogis Garonor has tested these systems and determined that they are Year 2000 compliant. In addition, ProLogis Garonor has received an indemnification from the vendors who supplied these systems' with respect to any Year 2000 failures.

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

     Costs

         ProLogis' activities with respect to its assessment of Year 2000 compliance and its remediation efforts are being performed primarily by existing personnel. ProLogis' historical costs for addressing the Year 2000 issue are not material and management does not anticipate that its future costs associated with the Year 2000 issue will be material. Third-party costs and interim software solutions for Year 2000 issues have been less than $100,000 and are not expected to exceed $250,000. ProLogis does not separately track the internal costs incurred for Year 2000 compliance issues. Such costs are principally the related payroll costs of its IT group. Although the cost of replacing ProLogis' key property management and core accounting systems is substantial, the replacements were made to improve operational efficiency and were not accelerated due to the Year 2000 issue. ProLogis has not delayed any material projects as a result of the Year 2000 issue. Funds expended to address Year 2000 issues have been made from operating cash flow.

     Unconsolidated Subsidiaries

         As part of its compliance program, management of ProLogis has received ongoing reports from CSI, Frigoscandia AB and ProLogis Kingspark on the impact of the Year 2000 problems on their operations and financial results.

         CSI has completed testing on all IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not already been remediated or are not Year 2000 compliant. CSI is currently verifying and testing customer and supplier electronic data interface programming standards. CSI retained an outside consulting firm to review their Year 2000 testing methodologies and no significant issues were found. CSI estimates that the total cost incurred to date and estimated total cost to be incurred for Year 2000 remediation is less than $250,000. CSI is currently preparing detailed contingency plans in the event of unexpected Year 2000 disruptions.

         Frigoscandia AB has substantially completed testing of its IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not been remediated, with the exception of certain components of its inventory management systems. Modifications to the components of its inventory management systems are currently being performed and all modifications are expected to be completed by the third quarter of 1999.

         Frigoscandia AB is currently conducting a coordinated program whereby testing with key customers and critical suppliers is performed. Additionally, Frigoscandia AB is preparing detailed contingency plans in the event of unexpected Year 2000 disruptions. Frigoscandia AB estimates that the total cost incurred to date and the estimated total costs to be incurred for Year 2000 remediation is between $2 million and $4 million.

         ProLogis Kingspark has recently installed a Year 2000 compliant version of non-customized financial forecasting and accounting software. ProLogis Kingspark has virtually no risk associated with embedded operating systems because substantially all of ProLogis Kingspark activities are related to development of facilities for third parties and not for its own long-term ownership. ProLogis Kingspark estimates that the total cost incurred to date and the estimated total cost to be incurred for the Year 2000 remediation is less than $100,000.

         There can be no assurances that Year 2000 remediation efforts by ProLogis, its unconsolidated subsidiaries or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on ProLogis, its business and its financial condition. ProLogis cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. Due to the general uncertainty inherent in the Year 2000, ProLogis is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its operations. ProLogis' Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 impact in areas that are within its direct control and management of ProLogis believes that the possibility of significant interruptions of normal operations will be reduced.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         As of June 30, 1999, no change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 1998 Annual Report on Form 10-K.

PART II


Item 4.  Submission of Matters to Vote of Securities Holders

         At a meeting on June 24, 1999, the shareholders of ProLogis elected the following Trustees to office (of the total 161,241,850 shares outstanding on the record date of May 14, 1999, 139,546,465 shares were voted at the meeting):

         o 134,649,359 shares were voted for the election of Mr. John S. Moody as a Class II Trustee to serve until the annual meeting of shareholders in the year 2001, 4,897,106 shares were withheld;

         o 134,657,434 shares were voted for the election of Mr. J. Andre Teixeria as a Class II Trustee to serve until the annual meeting of shareholders in the year 2001, 4,889,031 shares were withheld;

         o 134,638,689 shares were voted for the election of Mr. K. Dane Brooksher as a Class III Trustee to serve until the annual meeting of shareholders in the year 2002, 4,907,776 shares were withheld;

         o 134,648,835 shares were voted for the election of Mr. Kenneth N. Stensby as a Class III Trustee to serve until the annual meeting of shareholders in the year 2002, 4,897,630 shares were withheld; and

         o 134,661,822 shares were voted for the election of Mr. Thomas G. Wattles as a Class III Trustee to serve until the annual meeting of shareholders in the year 2002, 4,884,643 shares were withheld.

         In addition, ProLogis' shareholders approved and adopted an Amended and Restated Declaration of Trust which, among other provisions, amended provisions relating to the removal of Trustees, approval of extraordinary transactions (including mergers), the calling of special meetings and increased the authorized shares of beneficial interest from 230,000,000 to 275,000,000. There were 97,622,769 shares in favor, 35,800,235 shares against, 88,763 shares abstaining and 6,034,698 shares not voted on this proposal.


Item 5.  Other Information

         In June 1999, ProLogis' shelf registration statement was declared effective by the Securities and Exchange Commission regarding the offering from time to time of $500.0 million in one or more series of its debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights. As of August 10, 1999, ProLogis has approximately $608.0 million in securities available to be issued under its shelf registration statement.


Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits:

 3.1     Articles of Amendment and Restatement of ProLogis Trust
 3.2     ProLogis Trust Amended and Restated Bylaws
12.1     Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated August 11, 1999
27       Financial Data Schedule

(b)       Reports on Form 8-K:

                                                             Items                  Financial
                       Date                                 Reported                Statements
                  --------------                            --------                ----------

                  April 13, 1999                              5, 7                      Yes
                  April 15, 1999                              5, 7                      Yes
                  April 15, 1999                              5, 7                      Yes
                  April 16, 1999                              5, 7                      No
                  April 22, 1999 (8-K/A)                      5, 7                      Yes

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PROLOGIS TRUST



                                       BY:/S/   WALTER C. RAKOWICH
                                          -------------------------------
                                                Walter C. Rakowich
                                              Managing Director and
                                              Chief Financial Officer
                                           (Principal Financial Officer)



                                       BY:/S/    EDWARD F. LONG
                                          -------------------------------
                                                 Edward F. Long
                                              Senior Vice President
                                                 and Controller



                                       BY:/S/    SHARI J. JONES
                                          -------------------------------
                                                 Shari J. Jones
                                                 Vice President
                                          (Principal Accounting Officer)


Date:  August 12, 1999