Form 10-Q
period 1999-09-30
PROLOGIS TRUST
filed 1999-11-15
CIK 899881

===============================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days.   Yes X    No
                                  ----    ----

The number of shares outstanding of the Registrant's common stock as of November 10, 1999 was 161,628,339.




===============================================================================

                                 PROLOGIS TRUST

                                      INDEX


                                                                        Page
                                                                      Number(s)
                                                                      --------
PART I.  Financial Information

  Item 1.  Consolidated Financial Statements:
           Consolidated Balance Sheets--September 30, 1999
               and December 31, 1998.................................     3
           Consolidated Statements of Earnings (Loss) and
               Comprehensive Income (Loss)--Three and nine
               months ended September 30, 1999 and 1998..............     4
           Consolidated Statements of Cash Flows--Nine months
               ended September 30, 1999 and 1998.....................     5
           Notes to Financial Statements.............................   6 - 24
           Report of Independent Public Accountants..................     25

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................  26 - 38

  Item 3.  Quantitative and Qualitative Disclosure About Market
               Risk..................................................     39


Part II. Other Information

  Item 4.  Submission of Matters to a Vote of Securities Holders.....     40
  Item 5.  Other Information.........................................     40
  Item 6.  Exhibits..................................................     40

                                 PROLOGIS TRUST

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                            September 30,     December 31,
                                                                                                1999             1998
                                                                                             -----------      -----------
                                     ASSETS                                                  (Unaudited)       (Audited)

Real estate...............................................................................   $ 5,012,666      $ 3,657,500
   Less accumulated depreciation..........................................................       337,934          254,288
                                                                                             -----------      -----------
                                                                                               4,674,732        3,403,212
Investments in and advances to unconsolidated entities....................................       982,390          733,863
Cash and cash equivalents.................................................................        74,354           63,140
Accounts and notes receivable.............................................................        47,841           11,648
Other assets..............................................................................       169,749          118,866
                                                                                             -----------      -----------
              Total assets................................................................   $ 5,949,066      $ 4,330,729
                                                                                             ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Lines of credit........................................................................   $   127,900      $   344,300
   Short-term borrowings..................................................................            --          150,000
   Senior unsecured notes.................................................................     1,729,552        1,083,641
   Other unsecured debt...................................................................        32,600               --
   Mortgage notes.........................................................................       678,566          184,964
   Assessment bonds.......................................................................        10,929           11,281
   Securitized debt.......................................................................        30,788           31,559
   Accounts payable and accrued expenses..................................................       184,843          117,506
   Construction payable...................................................................        26,785           34,025
   Amount due to affiliate................................................................            --              395
   Distributions and dividends payable....................................................           729           39,283
   Other liabilities......................................................................        33,068           26,112
                                                                                             -----------      -----------
              Total liabilities...........................................................     2,855,760        2,023,066
                                                                                             -----------      -----------

Minority interest.........................................................................        63,667           51,295

Commitments and contingencies

Shareholders' equity:
   Series A  Preferred  Shares;  $0.01 par value;  5,400,000  shares  issued and outstanding at September 30, 1999 and December 31, 1998; stated liquidation
     preference of $25.00 per share.......................................................       135,000          135,000
   Series B Convertible Preferred Shares; $0.01 par value; 7,086,902 shares issued and outstanding at September 30, 1999 and 7,537,300 shares issued and outstanding
     at December 31, 1998; stated liquidation preference of $25.00 per share                     177,173          188,440
   Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 1999 and December 31, 1998; stated liquidation
     preference of $50.00 per share.......................................................       100,000          100,000
   Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at September 30, 1999 and December 31, 1998; stated liquidation
     preference of $25.00 per share........................................................      250,000          250,000
   Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding
     at September 30, 1999; stated liquidation preference of $25.00 per share.............        50,000               --
   Common shares of beneficial interest; $0.01 par value; 161,580,959 shares issued and outstanding at September 30, 1999 and 123,415,711 shares issued
     and outstanding at December 31, 1998.................................................         1,615            1,234
Additional paid-in capital................................................................     2,655,775        1,907,232
Employee share purchase notes.............................................................       (23,171)         (25,247)
Accumulated other comprehensive income....................................................         1,349               23
Distributions in excess of net earnings...................................................      (318,102)        (300,314)
                                                                                             -----------      -----------
              Total shareholders' equity..................................................     3,029,639        2,256,368
                                                                                             -----------      -----------
              Total liabilities and shareholders' equity..................................   $ 5,949,066      $ 4,330,729
                                                                                             ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                          Three Months Ended         Nine Months Ended
                                                                             September 30,             September 30,
                                                                       ------------------------  ------------------------
                                                                           1999         1998         1999         1998
                                                                       -----------  -----------  -----------  -----------
Income:
     Rental income..................................................   $   135,503  $    88,687  $   363,915  $   251,605
     Other real estate income.......................................        13,907        3,538       34,128       10,542
     Income (loss) from unconsolidated entities.....................        22,204       (1,278)      11,067        1,930
     Interest.......................................................         2,234          687        4,006        2,012
                                                                       -----------  -----------  -----------  -----------
              Total income..........................................       173,848       91,634      413,116      266,089
                                                                       -----------  -----------  -----------  -----------
Expenses:
     Rental expenses, net of recoveries of $20,944 and $58,820
         for the three and nine months in 1999, respectively and
         $14,459 and $42,686 for the three and nine months in 1998, respectively  and  including  amounts paid to affiliate
         of $387 and  $972 for the  three  and nine  months  in
         1999, respectively and $237 and $682 for the three and
         nine months in 1998, respectively..........................         9,891        7,158       26,056       20,458
     General and administrative, including amounts paid to
         affiliate of $306 and $1,304 for the three and nine
         months in 1999, respectively, and $545 and $1,566 for
         the three and nine months in 1998, respectively............         9,715        5,713       27,526       15,626
     Depreciation and amortization..................................        43,903       26,950      110,895       73,684
     Interest.......................................................        50,209       18,448      126,478       52,455
     Interest rate hedge expense....................................            --       27,652          945       27,652
     Other..........................................................         2,018        2,579        5,727        4,096
                                                                       -----------  -----------  -----------  -----------
              Total expenses........................................       115,736       88,500      297,627      193,971
                                                                       -----------  -----------  -----------  -----------

Earnings from operations............................................        58,112        3,134      115,489       72,118
Minority interest share in earnings.................................         1,139        1,047        3,742        3,101
                                                                       -----------  -----------  -----------  -----------
Earnings before gain on disposition of real estate and foreign
     currency exchange gains (losses)...............................        56,973        2,087      111,747       69,017
Gain on disposition of real estate..................................        25,643           --       26,358        4,278
Foreign currency exchange gains (losses)............................         5,858        3,273       (6,437)       5,336
                                                                       -----------  -----------  -----------  -----------
Earnings before cumulative effect of accounting change..............        88,474        5,360      131,668       78,631
Cumulative effect of accounting change..............................            --           --        1,440           --
                                                                       -----------  -----------  -----------  -----------
Net earnings........................................................        88,474        5,360      130,228       78,631
Less preferred share dividends......................................        14,453       13,669       42,391       35,543
                                                                       -----------  -----------  -----------  -----------
Net earnings (loss) attributable to Common Shares...................        74,021       (8,309)      87,837       43,088

Other comprehensive income (loss):
     Foreign currency translation adjustments.......................          (207)         308        1,326          370
                                                                       -----------  -----------  -----------  -----------
Comprehensive income (loss).........................................   $    73,814  $    (8,001) $    89,163  $    43,458
                                                                       ===========  ===========  ===========  ===========

Weighted average Common Shares outstanding - Basic..................       161,446      123,045      149,201      121,183
                                                                       ===========  ===========  ===========  ===========
Weighted average Common Shares outstanding - Diluted................       176,329      123,045      149,363      121,421
                                                                       ===========  ===========  ===========  ===========
Basic per share net earnings (loss) attributable to Common Shares:
     Earnings (loss) before cumulative effect of accounting change..   $      0.46  $     (0.07) $      0.60  $      0.36
     Cumulative effect of accounting change.........................            --           --        (0.01)          --
                                                                       -----------  -----------  -----------  -----------
              Net earnings (loss) attributable to Common Shares.....   $      0.46  $     (0.07) $      0.59  $      0.36
                                                                       ===========  ===========  ===========  ===========
Diluted per share net earnings (loss) attributable to Common Shares:
     Earnings (loss) before cumulative effect of accounting change..   $      0.44  $     (0.07) $      0.60  $      0.35
     Cumulative effect of accounting change.........................            --           --        (0.01)          --
                                                                       -----------  -----------  -----------  -----------
              Net earnings (loss) attributable to Common Shares.....   $      0.44  $     (0.07) $      0.59  $      0.35
                                                                       ===========  ===========  ===========  ===========
Distributions per Common Shares.....................................   $    0.3272  $    0.3183  $    0.9727  $    0.9216
                                                                       ===========  ===========  ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                          --------------------------
                                                                                              1999           1998
                                                                                          -----------     -----------

Operating activities:
     Net earnings.....................................................................    $   130,228     $    78,631
     Minority interest share in earnings..............................................          3,742           3,101
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
         Depreciation and amortization................................................        110,895          73,684
         Gain on disposition of real estate...........................................        (26,358)         (4,278)
         Straight-lined rents.........................................................         (7,434)         (4,170)
         Amortization of deferred loan costs..........................................          3,799           1,303
         Stock-based compensation.....................................................          1,632              --
         (Income) loss from unconsolidated subsidiaries...............................        (11,067)         14,446
     Foreign currency exchange (gains) losses, net....................................          6,561          (5,471)
         Interest rate hedge expense..................................................            945          27,652
     Increase in accounts receivable and other assets.................................        (20,010)        (25,016)
     Increase (decrease) in accounts payable, accrued expenses and other liabilities..         39,364          20,728
     Decrease in amount due to affiliate..............................................           (394)            408
                                                                                          -----------     -----------
     Net cash provided by operating activities........................................        231,903         181,018
                                                                                          -----------     -----------

Investing activities:
     Real estate investments..........................................................       (345,147)       (520,611)
     Tenant improvements and lease commissions on previously leased space.............        (16,196)         (8,905)
     Recurring capital expenditures...................................................        (18,897)         (4,226)
     Proceeds from dispositions of real estate........................................        397,330          64,222
     Investments in and advances to unconsolidated subsidiaries.......................       (167,984)       (453,445)
     Cash acquired in Meridian Merger.................................................         48,962              --
                                                                                          -----------     -----------
              Net cash used in investing activities...................................       (101,932)       (922,965)
                                                                                          -----------     -----------

Financing activities:
     Proceeds from sale of shares, net of expenses....................................             --         372,165
     Proceeds from exercised options, dividend reinvestment, optional
         share purchase and employee share purchase plans.............................          2,142             399
     Repurchase of Common Shares......................................................             --            (181)
     Proceeds from secured financing transactions.....................................        466,000              --
     Proceeds from issuance of senior unsecured notes.................................        500,000         250,000
     Debt issuance and other transaction costs incurred...............................        (58,169)         (3,227)
     Distributions paid on Common Shares..............................................       (156,040)       (111,769)
     Distributions paid to minority interest holders..................................         (5,408)         (4,764)
     Dividends paid on preferred shares...............................................        (42,391)        (35,543)
     Principal payments on senior unsecured notes.....................................        (12,500)        (15,000)
     Principal payments received on and retirements of employee share purchase notes..          2,076             107
     Payments on derivative financial instruments.....................................        (26,995)         (3,974)
     Payments to Meridian shareholders................................................        (67,581)             --
     Proceeds from lines of credit and short-term borrowings..........................      1,436,645       1,237,325
     Payments on lines of credit and short-term borrowings............................     (1,803,045)       (927,825)
     Payment on line of credit assumed in Meridian Merger.............................       (328,400)             --
     Regularly scheduled principal payments on mortgage notes.........................         (4,774)         (3,714)
     Principal payments on mortgage notes at maturity and prepayments.................        (20,317)         (5,411)
                                                                                          -----------     -----------
              Net cash provided by (used in) financing activities.....................       (118,757)        748,588
                                                                                          -----------     -----------
Net increase in cash and cash equivalents.............................................         11,214           6,641
Cash and cash equivalents, beginning of period........................................         63,140          25,009
                                                                                          -----------     -----------
Cash and cash equivalents, end of period..............................................    $    74,354     $    31,650
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

                               September 30, 1999
                                   (Unaudited)


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

   Principles of Financial Presentation

         The consolidated financial statements of ProLogis as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with ProLogis' December 31, 1998 audited consolidated financial statements contained in ProLogis' 1998 Annual Report on Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

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

              On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owns Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the common stock of Garonor Holdings. ProLogis accounted for this investment in Garonor Holdings under the equity method. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings are consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from January 1, 1999 through June 29, 1999 are reflected by ProLogis under the equity method of accounting. As of September 30, 1999, Garonor Holdings' real estate assets, at cost, were $284.3 million and Garonor Holdings had third party debt of $171.6 million ($32.6 million of unsecured debt and $139.0 million of mortgage notes).

                                 PROLOGIS TRUST

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

   Reclassifications

         Certain 1998 amounts have been reclassified within the financial statements and the notes to conform to the 1999 presentation.


2.    Meridian Merger

         On March 30, 1999, Meridian Industrial Trust, Inc. ("Meridian"), a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis (the "Meridian Merger"). In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million ProLogis common shares of beneficial interest, $0.01 par value ("Common Shares"). In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have a 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.10 million options each to acquire
1.10 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.44 billion of real estate assets, an interest in a refrigerated distribution business of $28.8 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

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

                                 PROLOGIS TRUST

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                        ------------------------------
                                                                                            1999              1998
                                                                                        -------------     ------------

         Rental income................................................................. $    397,429      $    337,331
         Earnings from operations...................................................... $    119,728      $     82,062
         Earnings attributable to Common Shares before
              cumulative effect of accounting change................................... $    100,299      $     54,179
         Net earnings attributable to Common Shares.................................... $     98,859      $     54,179
         Weighted average Common Shares outstanding:
              Basic....................................................................      161,500           155,088
              Diluted..................................................................      166,645           155,829

         Basic per share net earnings attributable to Common Shares
              before cumulative effect of accounting change............................ $       0.62      $       0.35
         Cumulative effect of accounting change........................................        (0.01)               --
                                                                                        ------------      ------------
         Basic per share net earnings attributable to Common Shares.................... $       0.61      $       0.35
                                                                                        ============      ============

         Diluted per share net earnings attributable to Common Shares
              before cumulative effect of accounting change............................ $       0.60      $       0.35
         Cumulative effect of accounting change........................................        (0.01)               --
                                                                                        ------------      ------------
         Diluted per share net earnings attributable to Common Shares.................. $       0.59      $       0.35
                                                                                        ============      ============

3.   Real Estate

   Investments in Real Estate

         Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                                        September 30,      December 31,
                                                                                            1999              1998
                                                                                        ------------       ------------
         Operating facilities:
              Improved land...........................................................  $    775,486 (1)   $    517,803 (1)
              Buildings and improvements..............................................     3,939,983 (1)      2,731,203 (1)
                                                                                        ------------       ------------
                                                                                           4,715,469          3,249,006
                                                                                        ------------       ------------
         Facilities under development (including cost of land)........................        97,553 (2)(3)     209,670 (2)
         Land held for development....................................................       172,280 (4)        180,796 (4)
         Capitalized preacquisition costs.............................................        27,364 (5)         18,028 (5)
                                                                                        ------------       ------------
                  Total real estate...................................................     5,012,666          3,657,500
         Less accumulated depreciation................................................       337,934            254,288
                                                                                        ------------       ------------

                  Net real estate.....................................................  $  4,674,732       $  3,403,212
                                                                                        ============       ============

------------
(1) As of September 30, 1999 and December 31, 1998, ProLogis had 1,350 and 1,099 operating buildings, respectively, consisting of 135,102,000 and 104,540,000 square feet, respectively.
(2) Facilities under development consist of 47 buildings aggregating 8,663,000 square feet as of September 30, 1999 and 55 buildings aggregating 8,022,000 square feet as of December 31, 1998.
(3) In addition to the September 30, 1999 construction payable of $26.8 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $245.2 million.
(4) Land held for future development consisted of 1,841 acres as of September 30, 1999 and 1,673 acres as of December 31, 1998.
(5) Capitalized preacquisition costs include $4,126,000 and $2,199,000 of funds on deposit with title companies for future acquisitions as of September 30, 1999 and December 31, 1998, respectively.

                                 PROLOGIS TRUST

     ProLogis Development Services

         ProLogis Development Services Incorporated ("ProLogis Development Services") develops corporate distribution facilities for future sale or on a fee basis for customers or third parties. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with the accounts of ProLogis. Accordingly, these loans ($283.1 million as of September 30, 1999) are reflected as real estate investments in ProLogis' consolidated balance sheet. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis. Accordingly, provisions for federal income taxes are recognized, as appropriate. The gains recognized on disposition of properties held by ProLogis Development Services and the fees generated by ProLogis Development Services are reflected as other real estate income by ProLogis.

   Operating Lease Agreements

         ProLogis leases its facilities to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of September 30, 1999, minimum lease payments receivable on leases with lease periods greater than one year are as follows (in thousands):


         Remainder of 1999.................................   $     125,818
         2000..............................................         457,489
         2001..............................................         381,233
         2002..............................................         305,975
         2003..............................................         236,120
         Thereafter........................................         727,151
                                                              -------------

                                                              $   2,233,786
                                                              =============

         ProLogis' largest customer (based on rental income) accounted for 1.81% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 1999, and the annualized base rent for ProLogis' 20 largest customers (based on rental income) accounted for approximately 13.46% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 1999.


4.   Unconsolidated Entities:

         Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                                                        September 30,     December 31,
                                                                                            1999              1998
                                                                                        -------------     ------------
     Insight (1).....................................................................   $       2,573     $      1,520
                                                                                        -------------     ------------

     ProLogis Logistics:
         Investment (2)(3)...........................................................          41,982           13,241
         Note receivable.............................................................         130,134          128,634
         Accrued interest and other receivables......................................          17,002            9,146
                                                                                        -------------     ------------
                                                                                              189,118          151,021
                                                                                        -------------     ------------
     Frigoscandia S.A.:
         Investment (2)..............................................................          (5,737)           2,900
         Notes receivable............................................................         209,314          206,667
         Accrued interest and other receivables......................................          19,911           11,998
                                                                                        -------------     ------------
                                                                                              223,488          221,565
                                                                                        -------------     ------------

                                 PROLOGIS TRUST

                                                                                        September 30,     December 31,
                                                                                             1999             1998
                                                                                        -------------     ------------
     Kingspark S.A.:
         Investment (2)..............................................................          25,576           22,413
         Notes receivable............................................................         268,474          146,135
         Mortgage notes receivable...................................................         102,155           52,371
         Accrued interest and other receivables......................................          17,500            3,850
                                                                                        -------------     ------------
                                                                                              413,705          224,769
                                                                                        -------------     ------------
     ProLogis California:
         Investment (4)..............................................................         123,593               --
         Other receivable............................................................             148               --
                                                                                        -------------     ------------
                                                                                              123,741               --
     ProLogis European Properties Fund:
         Investment (5)..............................................................          15,677               --
         Other receivables...........................................................          14,088               --
                                                                                        -------------     ------------
                                                                                               29,765               --
     Garonor Holdings (6):
         Investment (2)..............................................................              --            5,508
         Note receivable.............................................................              --          129,395
         Accrued interest receivable.................................................              --               85
                                                                                        -------------     ------------
                                                                                                   --          134,988
                                                                                        -------------     ------------

                  Total                                                                 $     982,390     $    733,863
                                                                                        =============     ============

---------------
(1) Investment represents ProLogis' investment in the common stock of Insight, Inc. ("Insight") as adjusted for ProLogis' share of Insight's earnings or loss.
(2) Investment represents ProLogis' investment in the preferred stock of the respective companies including acquisition costs, as adjusted for ProLogis' share of each company's earnings or loss.
(3) Includes $28.8 million representing ProLogis' interest in Meridian Refrigerated Incorporated ("MRI") which was acquired as part of the Meridian Merger. CS Integrated LLC ("CSI"), which is owned by ProLogis Logistics, also acquired an interest in MRI on March 30, 1999. ProLogis intends to sell its interest in MRI to CSI.
(4) Investment represents ProLogis' equity investment in ProLogis California I LLC (`ProLogis California"), a joint venture that began operations on August 26, 1999, including acquisition costs, as adjusted for ProLogis' share of the earnings of ProLogis California and for the portion of the gain from the disposition of properties from ProLogis to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.
(5) The ProLogis European Properties Fund (the "Fund") was formed on September 16, 1999 and began operations on September 23, 1999 with the purchase of properties from ProLogis and ProLogis Kingspark. Investment represents ProLogis' equity investment in the Fund including acquisition costs, as adjusted for ProLogis' share of the earnings of the Fund and for the portion of the gain from the disposition of properties to the Fund that does not qualify for income recognition due to ProLogis' continuing ownership in the Fund.
(6) Garonor Holdings was acquired on December 29, 1998 and was accounted for under the equity method from that date to June 29, 1999. After June 29, 1999, Garonor Holdings is consolidated with the accounts of ProLogis. See
     Note 1.

     Insight

         As of September 30, 1999, ProLogis Development Services had a 33.3% ownership interest in Insight, a privately owned logistics optimization consulting company. This investment is accounted for under the equity method. ProLogis recognized income of $53,000 from its investment in Insight for the nine months ended September 30, 1999. Prior to July 1, 1998, this investment was accounted for under the cost method.

                                 PROLOGIS TRUST

     ProLogis Logistics

         ProLogis owns 100% of the preferred stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics"). ProLogis Logistics owns CSI, a refrigerated distribution company operating in the United States and Canada. Prior to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. As of September 30, 1999, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics. As of September 30, 1999, CSI owned or operated refrigerated distribution facilities aggregating
139.4 million cubic feet. The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes 95% of the economic benefits of the activities of ProLogis Logistics and its subsidiaries.

         As of September 30, 1999, ProLogis had a $130.1 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 8.0% per annum and matures on April 24, 2002. Interest payments on the note are due annually.

         ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the note receivable and a management fee payable from CSI through June 1998) from its investment in ProLogis Logistics of $3.1 million and $7.7 million for the three and nine months in 1999 and $2.2 million and $4.7 million for the three and nine months in 1998, respectively.

     Frigoscandia S.A.

         On January 16, 1998, ProLogis invested in Frigoscandia S.A. by acquiring 100% of its preferred stock. Also on January 16, 1998, Frigoscandia S.A., a Luxembourg company, acquired Frigoscandia AB, a refrigerated distribution company headquartered in Sweden. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of September 30, 1999, Frigoscandia AB, which operates in nine European countries, owned or operated 190.2 million cubic feet of refrigerated distribution facilities. As of September 30, 1999, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. The common stock of Frigoscandia S.A. is owned by a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

         As of September 30, 1999, ProLogis had the following notes receivable outstanding:

         o $91.5 million unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;
         o $87.8 million unsecured note from Frigoscandia S.A.; interest at 5.0% per annum;
         o   $80.0 million due July 15, 2008 with the remainder due  on  demand;
             and
         o $30.0 million unsecured, non-interest bearing note from a subsidiary of Frigoscandia Holding AB; due March 20, 2018.

         ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized income of $5.6 million and a loss of $1.2 million for the three and nine months in 1999, respectively, and losses of $4.7 million and $4.0 million for the three and nine months in 1998, respectively, (including interest income on the mortgage notes and notes receivable).

         Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $194.4 million as of September 30, 1999. The loan bears interest at each currency's respective LIBOR or Euribor rate plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

                                 PROLOGIS TRUST

     Kingspark S.A.

         On August 14, 1998, ProLogis invested in Kingspark Holding S.A. ("Kingspark S.A.") by acquiring 100% of its preferred stock. Also on August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial real estate development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"). As of September 30, 1999, ProLogis Kingspark had 321,000 square feet of operating facilities, 2,830,000 square feet of facilities under development and 947,000 square feet of facilities being developed under construction management agreements. Additionally, as of September 30, 1999, ProLogis Kingspark owned 393 acres and controlled 1,412 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by ProLogis Kingspark has the capacity for the future development of
28.1 million square feet of facilities. As of September 30, 1999, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is owned by a limited liability company, in which unrelated third parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Kingspark S.A. and its subsidiaries.

         As of September 30, 1999, ProLogis had the following notes and mortgage notes receivable outstanding:

         o $112.4 million unsecured note receivable from Kingspark S.A.; interest at 5.0% per annum; due January 2000;
         o $156.1 million unsecured note receivable from ProLogis Kingspark; interest at 8.0% per annum; due January 2000;
         o $52.4 million mortgage note receivable from ProLogis Kingspark; interest at 8.0% per annum; secured by land parcels; due January 2002; and
         o $49.8 million of mortgage notes receivable from subsidiaries of Kingspark S.A.; interest at 7.0% per annum; secured by land parcels; due on demand.

         ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized income of $12.9 million and $16.5 million for the three and nine months in 1999, respectively, and income of $1.2 million for each of the three and nine months in 1998 (including interest income on the mortgage notes and notes receivable) from its investment in Kingspark S.A. ProLogis' share of Kingspark S.A.'s income for the three and nine months ended September 30, 1999 includes a gain of $2.1 million from the disposition of properties ProLogis Kingspark had developed to the Fund. The gain recognized is net of $0.5 million which did not qualify for income recognition due to ProLogis' continuing ownership in the Fund. See the discussion below regarding the Fund.

         ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to approximately $16.0 million, has been guaranteed by ProLogis. As of September 30, 1999, no borrowings were outstanding on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of September 30, 1999, ProLogis had an unfunded commitment on this guarantee agreement of $10.0 million.

     ProLogis California I LLC

         ProLogis California began operations on August 26, 1999 as a joint venture between ProLogis and New York State Common Retirement Fund ("NYSCRF"). ProLogis California acquired 78 operating properties aggregating 11.5 million square feet, two properties under development and two land parcels from ProLogis, all in the Los Angeles market for $558.2 million. In addition, ProLogis California assumed $199.25 million of ProLogis' mortgage debt secured by the properties acquired. As of September 30, 1999, ProLogis and NYSCRF each had an equity interest in ProLogis California of $148.2 million. ProLogis provides property management, leasing and development management services to ProLogis California and earns fees for these services.

                                 PROLOGIS TRUST

         ProLogis' investment in ProLogis California as of September 30, 1999 consists of (in millions):

         Equity interest............................................ $    148.2
         Reduction in ProLogis' carrying value for amount
           of net gain on the disposition of properties to
           ProLogis California that does not qualify for
           income recognition.......................................      (25.9)
         ProLogis' share of ProLogis California's earnings..........        0.3
         Other, including costs.....................................        1.0
                                                                     ----------

                                                                     $    123.6
                                                                     ==========

         ProLogis accounts for its investment in ProLogis California under the equity method and recognized $469,000 of income in the third quarter of 1999, including management fees, from its investment in ProLogis California.

     ProLogis European Properties Fund

         The ProLogis European Properties Fund was formed on September 16, 1999 and began operations on September 23, 1999 when the Fund acquired 12 operating properties aggregating 2.2 million square feet from ProLogis and ProLogis Kingspark. As of September 30, 1999, third party investors have invested $108.6 million in the Fund and a total of $1.07 billion has been committed by a group of 16 institutional investors through a private placement, which will be funded through 2002. The Fund intends to acquire additional stabilized operating properties from ProLogis, ProLogis Kingspark and unrelated parties, including properties to be developed by ProLogis and ProLogis Kingspark in the future. Stabilized properties have been defined for purposes of the Fund as properties that are greater than 90% leased with minimum lease terms of three years and that meet minimum net operating income yields, as defined and established by agreement for each country. The Fund has the right to refuse to acquire properties that ProLogis and ProLogis Kingspark have developed if they do not meet the established criteria. ProLogis has an agreement to manage the Fund for a fee pursuant to a 20-year management agreement.

         ProLogis has committed an additional equity investment to the Fund through the contribution of the common stock of one of ProLogis' wholly-owed European entities that owns and leases 6.6 million square feet of distribution properties in Europe with an agreed upon value of $355.2 million. This entity has total property level debt of $182.7 million, which will be assumed by the Fund. ProLogis will contribute 50.1% of common stock in January 2000 and the remaining common stock in January 2001. ProLogis has also entered into a subscription agreement with the Fund in the amount of $122.7 million.

         In  October  1999,   the  Fund  entered  into  an  agreement  with  two
international banks for a three-year 500.0 million euro revolving credit facility. The facility is secured by assets of the Fund. Borrowings can be denominated in either the euro or Sterling currencies, and will bear interest at rates above the relevant index (LIBOR or Euribor).

         ProLogis' investment in the Fund as of September 30, 1999 consists of (in millions of U.S. dollars):

         Equity interest............................................ $     16.7
         Reduction in ProLogis' carrying value for amount
            of net gain on the disposition of properties
            to the Fund that does not qualify for income
            recognition.............................................       (4.1)
         Other, including costs and ProLogis' share of the
           Fund's earnings..........................................        3.1
                                                                     ----------
                                                                     $     15.7
                                                                     ==========

         ProLogis accounts for its investment in the Fund under the equity method and recognized $25,000 of income in the third quarter of 1999 from its investment in the Fund.

                                 PROLOGIS TRUST

     Summarized Financial Information

         Summarized financial information for ProLogis' unconsolidated entities as of and for the nine months ended September 30, 1999 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                                                                 ProLogis
                                                                                                                 European
                                               ProLogis       Frigoscandia      Kingspark        ProLogis       Properties
                                           Logistics (1)(2)      S.A.(1)         S.A.(1)      California I(3)     Fund (4)
                                           ----------------   ------------      ---------     ---------------   ----------
              Total assets.................   $    322.4        $   577.0       $   503.3        $    565.9     $   213.3
              Total liabilities (5)........   $    280.0        $   590.3       $   475.3        $    268.9     $    87.7
              Minority interest............   $       --        $     1.6       $      --        $       --     $      --
              Equity.......................   $     42.4        $   (14.9)      $    28.0        $    297.0     $   125.6

              Revenues.....................   $    190.8        $   314.5       $    22.2 (6)    $      5.6     $     0.2
              Adjusted EBITDA (7)..........   $     25.2        $    38.1       $    17.9        $      4.5     $     0.2
              Net earnings (loss)(8)(9)....   $     (0.1)       $     9.1 (10)  $     3.8 (11)   $      0.6     $     0.1

---------------
(1)  ProLogis  has a 95% economic  interest in each entity as of  September  30,
     1999.
(2) ProLogis Logistics' balances include MRI, which was acquired on March 30, 1999. See Note 2.
(3)  ProLogis has a 50% equity  interest as of September  30, 1999.
(4)  ProLogis has a 18.2% equity interest as of September 30, 1999.
(5) Includes amounts due to ProLogis of $147.1 million from ProLogis Logistics, $229.2 million from Frigoscandia S.A., $388.1 million from Kingspark S.A. and $14.1 million from the Fund and loans from third parties (including accrued interest) of $88.2 million for ProLogis Logistics, $220.2 million for Frigoscandia S.A. and $262.9 million for ProLogis California.
(6) Includes $14.8 million of gains related to the disposition of properties, including $2.8 million from the disposition of properties to the Fund.
(7) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, cumulative effect of accounting changes, non-recurring items and foreign currency exchange gains and losses.
(8) ProLogis' share of the net earnings (loss) and interest income on intercompany notes and mortgage notes receivable are recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) as "Income (loss) from unconsolidated entities".
(9) The net earnings (loss) of each company includes interest expense on intercompany notes and mortgage notes due to ProLogis, as applicable.
(10) Includes  a net  foreign  currency  exchange  gain of $2.2  million.
(11) Includes a net foreign currency exchange loss of $4.8 million.

5.   Borrowings:

   Lines of Credit

         ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $550.0 million unsecured revolving line of credit (increased from $540.0 million on May 28, 1999). Borrowings bear interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 1.00% (5.40% as of September 30, 1999). Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended for an additional year at ProLogis' option. ProLogis was in compliance with all covenants contained in the credit agreement as of September 30, 1999. As of September 30, 1999, $121.0 million of borrowings were outstanding on the line of credit.

                                 PROLOGIS TRUST

         The $550.0 million unsecured line of credit replaced ProLogis' previous $350.0 million unsecured line of credit that was put into place in August 1998. ProLogis' entered into the new credit agreement to allow for increased borrowing capacity after the Meridian Merger.

         In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with Bank of America that matures on October 1, 2000. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were $6.9 million of borrowings outstanding on the line of credit as of September 30, 1999. As of September 30, 1999, ProLogis had outstanding letters of credit with Bank of America of $12.5 million which reduce the amount of available borrowings on the discretionary line of credit.

   Senior Unsecured Notes

         ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes are summarized as follows (in thousands of dollars):

                                                                                      Carrying           Principal
                                  Original            Coupon         Maturity         Amount at           Payment
         Date of Issuance         Principal            Rate            Date      September 30, 1999(1)  Requirement
         ----------------        -----------          ------         --------    --------------------   -----------
         May 16, 1995            $    17,500          7.250%         05/15/00         $    17,489           (2)
         May 16, 1995                 17,500          7.300%         05/15/01              17,474           (2)
         May 17, 1996                 50,000          7.250%         05/15/02              37,483           (3)
         October 9, 1998             125,000          7.000%         10/01/03             125,000           (2)
         April 26, 1999              250,000          6.700%         04/15/04             249,589           (2)
         July 20, 1998               250,000          7.050%         07/15/06             249,544           (2)
         November 20, 1997 (4)       135,000          7.250%         11/20/07             134,001           (2)
         April 26, 1999              250,000          7.100%         04/15/08             249,931           (2)
         May 17, 1996                100,000          7.950%         05/15/08              99,873           (5)
         March 2, 1995               150,000          8.720%         03/01/09             150,000           (6)
         May 16, 1995                 75,000          7.875%         05/15/09              74,748           (7)
         November 20, 1997 (4)        25,000          7.300%         11/20/09              24,767           (2)
         February 4, 1997            100,000          7.810%         02/01/15             100,000           (8)
         March 2, 1995                50,000          9.340%         03/01/15              50,000           (9)
         May 17, 1996                 50,000          8.650%         05/15/16              49,869          (10)
         July 11, 1997               100,000          7.625%         07/01/17              99,784           (2)
                                 -----------                                            -----------
                                 $ 1,745,000                                            $ 1,729,552
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

         The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. The Notes are redeemable at any time at the option of ProLogis. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the notes assumed in connection with the Meridian Merger, note purchase agreements. Under the terms of the indenture agreement and note purchase agreements, ProLogis must meet certain financial covenants and ProLogis was in compliance with all such covenants as of September 30, 1999.

Other Unsecured Debt

         ProLogis has an unsecured term loan in the amount of 200.0 million French francs ($32.6 million as of September 30, 1999). The loan bears interest at a variable rate of Euribor plus 1.20%. The Euribor rate has been fixed through maturity at 3.62% through an interest rate swap agreement. See Note 11. The loan is due in December 2003.

                                 PROLOGIS TRUST

   Mortgage Notes, Assessment Bonds and Securitized Debt

         Mortgage notes, assessment bonds and securitized debt consisted of the following as of September 30, 1999 (in thousands):

                                                                                                          Balloon
                                                                            Periodic                      Payment
                                                 Interest      Maturity      Payment        Carrying       Due at
                  Description                    Rate (1)        Date         Date            Value       Maturity
                  -----------                    --------      --------     --------        --------      --------
  Mortgage notes:
      Platte Valley Industrial Center #1......     9.750%      03/01/00        (2)          $    288      $    256
      West One Business Center #1.............     8.250       09/01/00        (2)             4,351         4,252
      Tampa West Distribution Center #20......     9.125       11/30/00        (3)                60            --
      Rio Grande Industrial Center #1.........     8.875       09/01/01        (2)             2,924         2,544
      Titusville Industrial Center #1.........    10.000       09/01/01        (2)             4,546         4,181
      Eigenbrodt Way Distribution Center #1...     8.590       04/01/03        (2)             1,632         1,479
      Gateway Corporate Center #10............     8.590       04/01/03        (2)             1,819         1,361
      Hayward Industrial Center I & II........     8.590       04/01/03        (2)            13,768        12,480
      Thornton Business Center #1--#4.........     8.590       04/01/03        (2)             9,029         8,185
      Sullivan 75 Distribution Center #1......     9.960       04/01/04        (2)             1,799         1,663
      Oceanie Distribution Center #1 and
         Epone Distribution Center #1.........     5.000       07/26/04        (3)             1,809            --
      Platte Valley Industrial Center #8......     8.750       08/01/04        (2)             1,852         1,488
      Riverside Distribution Center #3........     8.750       08/01/04        (2)             1,455         1,170
      Riverside Distribution Center #4........     8.750       08/01/04        (2)             3,932         3,161
      West One Business Center #3.............     9.000       09/01/04        (2)             4,337         3,847
      Raines Distribution Center..............     9.500       01/01/05        (2)             5,334         4,402
      Prudential Insurance (4) (5)............     6.850       03/01/05        (6)            53,260        48,850
      Consulate Distribution Center #300 (4)..     6.970       02/01/06        (2)             3,759         3,167
      Plano Distribution Center #7 (4)........     7.020       04/15/06        (2)             3,804         3,200
      Mitry-Mory Distribution Center #1, Isle
        d'Abeau Distribution Center #1 and 2
        and Longjumeau Distribution Center....      (7)        12/29/06        (2)            21,190         8,150
      Societe Generale (5)....................      (8)        12/29/06        (2)           127,107        83,284
      CIGNA (5)...............................     7.080       03/01/07        (2)           149,138       134,431
      Vista Del Sol Industrial Center #1......     9.680       08/01/07        (3)             2,474            --
      Vista Del Sol Industrial Center #3......     9.680       08/01/07        (3)             1,047            --
      Senart Distribution Center #5 and
         Aulany Distribution Center #24.......     8.600       07/21/08        (3)            11,881            --
      State Farm Insurance (4) (5)............     7.100       11/01/08        (2)            15,497        13,698
      Placid Street Distribution Center #1(4).     7.180       12/01/09        (2)             7,876         5,142
      Earth City Industrial Center #4.........     8.500       07/01/10        (3)             1,952            --
      GMAC Commercial Mortgage (5)............     7.750       10/01/10        (3)             8,076            --
      Executive Park Distribution Center #3...     8.190       03/01/11        (3)             1,067            --
      Cameron Business Center #1 (4)..........     7.230       07/01/11        (2)             6,193         4,028
      Platte Valley Industrial Center #9......     8.100       04/01/17        (3)             3,269            --
      Platte Valley Industrial Center #4......    10.100       11/01/21        (3)             2,041            --
      MGT (5).................................     7.584       04/01/24        (9)           200,000       127,187
                                                                                          ----------
                                                                                          $  678,566
                                                                                          ==========
  Assessment bonds:
      City of Wilsonville.....................      6.82%      08/19/04        (3)        $      111
      City of Kent............................      5.50       05/01/05        (3)                16
      City of Kent............................      7.85       06/20/05        (3)                84
      City of Portland........................      8.33       11/17/07        (3)                 6
      City of Kent............................      7.98       05/20/09        (3)                64
      City of Fremont.........................      7.00       03/01/11        (3)             9,628
      City of Las Vegas.......................      8.75       10/01/13        (3)               284
      City of Las Vegas.......................      8.75       10/01/13        (3)               279
      City of Las Vegas.......................      8.75       10/01/13        (3)               157
      City of Portland........................      7.25       11/07/15        (3)                89
      City of Portland........................      7.25       09/15/16        (3)               211
                                                                                          ----------
                                                                                          $   10,929
                                                                                          ==========
  Securitized debt:
      Tranche A...............................      7.74%      02/01/04        (2)        $   22,795    $   20,821
      Tranche B...............................      9.94       02/01/04        (2)             7,993         7,215

                                                                                         -----------
                                                                                          $   30,788
                                                                                          ==========



                                 PROLOGIS TRUST

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

---------------

(1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 6.92%, 7.13% and 8.31%, respectively as of September 30, 1999.
(2)  Monthly  amortization  with a balloon  payment due at  maturity.
(3)  Fully amortizing.
(4) Mortgage note was assumed by ProLogis in connection with the Meridian Merger. See Note 2. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, where applicable.
(5)  Secured by a pool of distribution facilities.
(6) Carrying value includes premium, interest only with full principal amount due at maturity.
(7) Variable rate provided by loan agreement is Euribor plus 1.20%. The Euribor rate has been fixed through January 2004 at 3.59% through interest rate swap agreement. See Note 11.
(8) Variable rate provided by loan agreement is Euribor plus 1.20%. The Euribor rate has been fixed through January 2004 at 3.60% through interest rate swap agreement related to $125,510,000 of principal. Remaining principal bears interest at variable the rate, 3.89% as of September 30, 1999. See
     Note 11.
(9) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.


         Mortgage notes are secured by real estate with an aggregate undepreciated cost of $1.24 billion as of September 30, 1999. Assessment bonds are secured by real estate with an aggregate undepreciated cost of $226.5 million as of September 30, 1999. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $67.1 million as of September 30, 1999.

   Long-term Debt Maturities

         Approximate principal payments due on senior unsecured notes, other unsecured debt, mortgage notes, assessment bonds and securitized debt during each of the years in the five-year period ending December 31, 2003 and thereafter are as follows (in thousands):


         Remainder of 1999......................................... $    12,821
         2000......................................................      44,159
         2001......................................................      47,911
         2002......................................................      60,482
         2003......................................................     229,728
         2004 and thereafter.......................................   2,090,282
                                                                    -----------
                  Total principal due..............................   2,485,383
         Less:  Original issue discount on senior unsecured notes..      (2,948)
                                                                    -----------
                  Total carrying value............................. $ 2,482,435
                                                                    ===========

   Interest Expense

         For the nine months ended September 30, 1999 and 1998, interest expense was $126.5 million and $52.5 million, respectively, which excludes capitalized interest of $11.0 million and $14.8 million, respectively. Amortization of deferred loan costs included in interest expense was $3.0 and $1.3 million for the nine months ended September 30, 1999 and 1998, respectively. The total interest paid in cash on all outstanding debt was $112.7 million and $67.6 million for the nine months ended September 30, 1999 and 1998, respectively.

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

                                 PROLOGIS TRUST

         ProLogis sold its 70.0% general partnership interest in Red Mountain Joint Venture in March 1999 and recognized a gain of $715,000. As of September 30, 1999, ProLogis is the controlling general partner in six partnerships:
ProLogis Limited Partnership-I, ProLogis Limited Partnership-II, ProLogis Limited Partnership-III, ProLogis Limited Partnership-IV and two partnerships (MDN/JSC II and Meridian Realty Partners, L.P.) acquired in the Meridian Merger. A total of 5,538,791 limited partnership units were held by minority interest limited partners in these partnerships as of September 30, 1999. In each of these partnerships, the limited partners are entitled to exchange partnership units for Common Shares (5,055,704 on a one for one basis and 483,087 at a rate of 1.1 Common Share per partnership unit, plus $2.00). Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares. ProLogis acquired two other partnership interests in the Meridian Merger. During the second quarter of 1999, ProLogis purchased the minority partners' interest in one of these partnerships and disposed of its interest in the other of these partnerships.

         For the nine months ended September 30, 1999, distributions of $5.4 million were made to the minority interest limited partners. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the six partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.


7.   Distributions and Dividends:

   Common Share Distributions

        On February 24, 1999, ProLogis paid a quarterly distribution of $0.3183 per Common Share to shareholders of record on February 10, 1999. On March 18, 1999, ProLogis' Board of Trustees (the "Board") set a proposed annual distribution level of $1.30 per Common Share. Quarterly distributions of $0.3272 per Common Share were paid on May 27, 1999 to shareholders of record on May 13, 1999 and on August 26, 1999 to shareholders of record as of August 12, 1999. On October 20, 1999, the Board declared a distribution of $0.3272 per Common Share for the fourth quarter of 1999 payable on November 24, 1999 to shareholders of record on November 9, 1999.

         On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the Meridian Merger, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger.

   Preferred Share Dividends

         On March 31, June 30, and September 30, 1999, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share, $1.0675 per cumulative redeemable preferred Series C share and $0.495 per cumulative redeemable Series D preferred share.

         On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E preferred shares ($0.5469 per share), of which $729,200 related to Meridian's Series D preferred stock and was accrued by Meridian prior to the closing of the Meridian Merger. Quarterly distributions of $0.5469 per share were paid on July 30, 1999 to shareholders of record on July 15, 1999 and on October 29, 1999 to shareholders of record on October 15, 1999.

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

                                 PROLOGIS TRUST

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


9.   Earnings Per Common Share:

         A reconciliation of the numerator and denominator used to calculate basic earnings per share to the numerator and denominator used to calculate diluted earnings per share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                              --------------------------     --------------------------
                                                                  1999           1998            1999           1998
                                                              -----------    -----------     -----------    -----------
         Net earnings (loss) attributable to Common
              Shares.......................................   $    74,021    $    (8,309)    $    87,837    $    43,088
         Add:  Minority interest share in earnings.........         1,139             --              --             --
               Preferred share dividends...................         3,102             --              --             --
                                                              -----------    -----------     -----------    -----------
         Adjusted net earnings (loss) attributable to
              Common Shares................................   $    78,262    $    (8,309)    $    87,837    $    43,088
                                                              ===========    ===========     ===========    ===========
         Weighted average Common Shares outstanding -
              basic........................................       161,446        123,045         149,201        121,183
         Weighted average effect of convertible
              limited partnership units....................         5,587             --              --             --
         Weighted average effect of convertible
              preferred shares.............................         9,143             --              --             --
         Incremental effect of common stock equivalents....           153             --             162            238
                                                              -----------    -----------     -----------    -----------
         Adjusted weighted average Common Shares
              outstanding - diluted........................       176,329        123,045         149,363        121,421
                                                              ===========    ===========     ===========    ===========
         Per share net earnings (loss) attributable to
              Common Shares:
              Basic........................................   $      0.46    $     (0.07)    $      0.59    $      0.36
                                                              ===========    ===========     ===========    ===========
              Diluted......................................   $      0.44    $     (0.07)    $      0.59    $      0.35
                                                              ===========    ===========     ===========    ===========

                                 PROLOGIS TRUST

         For the nine months ended September 30, 1999, basic and diluted per share net earnings (loss) attributable to Common Shares before cumulative effect of accounting change was $0.60. The following convertible securities were not included in the calculation of diluted net earnings (loss) per Common Share as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------   --------------------------
                                                1999           1998          1999           1998
                                            -----------    -----------   -----------    -----------
         Series B preferred shares........           --         10,052         9,271         10,156
                                            ===========    ===========   ===========    ===========
         Limited partnership units........           --          5,069         5,419          5,070
                                            ===========    ===========   ===========    ===========
         Options and warrants.............           --            231            --             --
                                            ===========    ===========   ===========    ===========

10.   Supplemental Cash Flow Information

         Non-cash investing and financing activities for the nine months ended September 30, 1999 and 1998 are as follows:

         o In connection with the Meridian Merger discussed in Note 2, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E preferred shares, assumed approximately 1.1 million options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).
         o ProLogis disposed of properties to ProLogis California as discussed in Note 4 and received $148.2 million of the proceeds in the form of an equity interest in ProLogis California.
         o In connection with the formation of the Fund as discussed in Note 4, ProLogis received $16.7 million of the proceeds from its disposition of properties to the Fund in the form of an equity interest in the Fund.
         o Series B convertible redeemable preferred shares aggregating $11.3 million and $5.1 million were converted into Common Shares in 1999 and 1998, respectively.
         o    Limited  partnership units aggregating  $205,000 and $302,000 were converted into Common Shares in 1999 and 1998, respectively.
         o    Net foreign  currency  translation  adjustments  of $1,326,000 and
              $370,000 were recognized in 1999 and 1998, respectively.
         o Mortgage notes in the amount of $10.6 million were assumed in connection with the acquisition of real estate in 1998.


11.   Financial Instruments:

   Derivative Financial Instruments

         ProLogis uses derivative financial instruments as hedges to manage well-defined risks associated with interest and foreign currency rate fluctuations on existing obligations and transactions or on anticipated transactions. ProLogis does not use derivative financial instruments for trading purposes.

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

                                 PROLOGIS TRUST

         The following table summarizes the activity in derivative instruments for the nine months ended September 30, 1999 (in millions):

                                                                 Interest Rate                       Foreign
                                                                    Futures       Interest Rate    Currency Put
                                                                   Contracts          Swaps         Options (1)
                                                                 -------------    -------------    ------------
              Notional amount as of December 31, 1998.........     $    75.0       $    75.0        $      --
              New contracts...................................            --           179.3 (2)         30.0
              Terminated contracts............................         (75.0)          (75.0)(3)        (11.4)
                                                                   ---------       ---------        ---------
              Notional amount as of September 30, 1999........     $      --       $   179.3        $    18.6
                                                                   =========       =========        =========

--------------
     (1) ProLogis entered into foreign currency put options during the third quarter of 1999 related to its operations in Europe. The notional amount as of September 30, 1999 represents the U.S. dollar equivalent related to put options with notional amounts of 9.7 million Swedish krona, 6.4 million British pounds and 6.4 million euros. The outstanding contracts were marked to market as of September 30, 1999. ProLogis recognized an aggregate loss of $381,000 on the put options including the mark to market adjustment. The put options provide ProLogis with the option to exchange the applicable foreign currencies for U. S. dollars at a fixed exchange rate such that if the foreign currencies were to depreciate against the U. S. dollar to predetermined levels, ProLogis could exercise its options and mitigate its foreign currency exchange losses.
     (2) ProLogis has interest rate swap agreements related to variable rate mortgage notes and other unsecured debt in the currency equivalent of $179.3 million as of September 30, 1999. The swap agreements have a combined notional amount of 1.1 billion French francs and fix the Euribor rate at 3.62% through December 2003 on $32.6 million of other unsecured debt, at 3.60% through January 2004 on $125.5 million of mortgage notes and at 3.59% through 2004 on $21.2 million of mortgage notes.
     (3) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which were renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.

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

                                 PROLOGIS TRUST

12.  Business Segments:

         ProLogis has three reportable business segments:

     o long-term ownership and leasing of industrial distribution facilities in North America (a portion of which is owned through ProLogis California--See Note 4) and Europe (a portion of which is owned through Garonor Holdings, a subsidiary that was recognized under the equity method of accounting until June 29, 1999 and a portion of which is owned through the Fund - See Notes 1 and 4); each operating property is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

     o operation of refrigerated distribution facilities through unconsolidated entities in North America (ProLogis Logistics and MRI) and Europe (Frigoscandia S.A.); each company's operating properties are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

     o corporate distribution facilities services business which is the development of distribution facilities for future sale or on a fee basis for customers in North America and in Europe (a portion of which is owned through Kingspark S.A.); the development activities of ProLogis and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location.

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

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                -------------    -------------
Income:
     Property operations:
         North America (1)...................................................   $     345,683    $     246,783
         Europe (2)..........................................................           6,305            4,824
                                                                                -------------    -------------
                  Total property operations segment..........................         351,988          251,607
                                                                                -------------    -------------

     Refrigerated distribution operations:
         North America (3)...................................................           7,685            4,734
         Europe (4) (5)......................................................          (1,239)          (3,982)
                                                                                -------------    -------------
                  Total refrigerated distribution operations segment.........           6,446              752
                                                                                -------------    -------------

     Corporate distribution facilities services business:
         North America.......................................................          23,633           10,540
         Europe (6) (7)......................................................          27,043            1,178
                                                                                -------------    -------------
                  Total corporate distribution facilities services
                       business segment......................................          50,676           11,718
                                                                                -------------    -------------
     Reconciling items:
         Interest income.....................................................           4,006            2,012
                                                                                -------------    -------------
                  Total income...............................................   $     413,116    $     266,089
                                                                                =============    =============

                                 PROLOGIS TRUST

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                -------------    -------------
Net operating income:
     Property operations:
         North America (1)...................................................   $     320,623    $     226,791
         Europe (2)..........................................................           5,309            4,358
                                                                                -------------    -------------
                  Total property operations segment..........................         325,932          231,149
                                                                                -------------    -------------

     Refrigerated distribution operations:
         North America (3)...................................................           7,685            4,734
         Europe (4) (5)......................................................          (1,239)          (3,982)
                                                                                -------------    -------------
                  Total refrigerated distribution operations segment.........           6,446              752
                                                                                -------------    -------------

     Corporate distribution facilities services business:
         North America.......................................................          23,633           10,540
         Europe (6) (7)......................................................          27,043            1,178
                                                                                -------------    -------------
                  Total corporate distribution facilities services
                       business segment......................................          50,676           11,718
                                                                                -------------    -------------
     Reconciling items:
         Interest income.....................................................           4,006            2,012
         General and administrative expense..................................         (27,526)         (15,626)
         Depreciation and amortization.......................................        (110,895)         (73,684)
         Interest expense....................................................        (126,478)         (52,455)
         Interest rate hedge expense.........................................            (945)         (27,652)
         Other expenses......................................................          (5,727)          (4,096)
                                                                                -------------    -------------
                  Total reconciling items....................................        (267,565)        (171,501)
                                                                                -------------    -------------

         Earnings from operations............................................   $     115,489    $      72,118
                                                                                =============    =============

                                                                                 September 30,    December 31,
                                                                                     1999             1998
                                                                                -------------    -------------
Assets:
     Property operations:
         North America (8)...................................................   $   4,277,876    $   3,147,742
         Europe (8)..........................................................         491,358          309,639
                                                                                -------------    -------------
                  Total property operations segment..........................       4,769,234        3,457,381
                                                                                -------------    -------------

     Refrigerated distribution operations:
         North America (8)...................................................         189,118          151,021
         Europe (8)..........................................................         223,488          221,566
                                                                                -------------    -------------
                  Total refrigerated distribution operations segment.........         412,606          372,587
                                                                                -------------    -------------

     Corporate distribution facilities services business:
         North America.......................................................         166,188          165,986
         Europe (8)..........................................................         413,705          224,769
                                                                                -------------    -------------
                  Total corporate distribution facilities services
                       business segment......................................         579,893          390,755

     Reconciling items:
         Cash ...............................................................          74,354           63,140
         Accounts and notes receivable.......................................          15,281            1,313
         Other assets........................................................          97,698           45,553
                                                                                -------------    -------------
                  Total reconciling items....................................         187,333          110,006
                                                                                -------------    -------------

         Total assets........................................................   $   5,949,066    $   4,330,729
                                                                                =============    =============





                                 PROLOGIS TRUST

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


---------------

(1) Includes an amount recognized under the equity method related to ProLogis' investment in ProLogis California in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 4 for summarized financial information of ProLogis California.
(2) Includes amounts recognized under the equity method related to ProLogis' investments in Garonor Holdings (including a $13.0 million net foreign currency exchange loss) and the Fund, in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 4 for summarized financial information of the Fund and Note 1 for a discussion of Garonor Holdings.
(3) Represents amount recognized under the equity method related to ProLogis' investment in ProLogis Logistics. See Note 4 for summarized financial information of ProLogis Logistics.
(4) Represents amount recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. See Note 4 for summarized financial information of Frigoscandia S.A.
(5) Amount for the nine months ended September 30, 1999 includes a $2.1 million net foreign currency exchange gains.
(6) Amount for the nine months ended September 30, 1999 includes $16.5 million recognized under the equity method related to ProLogis' investment in Kingspark S.A. Also includes $10.4 million of gains recognized by ProLogis related to the sale of properties by ProLogis to the Fund. See Note 4 for summarized financial information of Kingspark S.A.
(7) Amount for the nine months ended September 30, 1999 includes a $4.6 million net foreign currency exchange gains.
(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See Note 4 for summarized financial information as of September 30, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Trustees and Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated balance sheet of ProLogis Trust and subsidiaries as of September 30, 1999, and the related consolidated statements of earnings and comprehensive income for the three and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Trust's management.

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





Chicago, Illinois
November 10, 1999

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


Overview

   General

         ProLogis' operating results depend primarily on (i) the operating results of its industrial distribution facilities, which are substantially influenced by the demand for and supply of industrial distribution facilities in ProLogis' North American and European target market cities, the pace and economic returns at which ProLogis can acquire and develop additional industrial distribution facilities and the extent to which ProLogis can sustain improved market performance as measured by lease rates and occupancy levels; (ii) the demand for the corporate distribution facilities services that are provided by ProLogis, ProLogis Development Services and ProLogis Kingspark; and (iii) the operating performance of ProLogis' unconsolidated subsidiaries that are engaged in the refrigerated distribution business.

         ProLogis' target markets and submarkets have benefited substantially in recent periods from demographic trends (including population and job growth) which influence the demand for distribution facilities. ProLogis believes its ability to compete is significantly enhanced relative to other companies due to its depth of management and ability to serve customers through the ProLogis Operating System(TM).

         As of September 30, 1999,  ProLogis' real estate  investments  included
135.1 million square feet of operating facilities with a total expected investment of $4.84 billion. ProLogis had 8.7 million square feet of facilities under development as of September 30, 1999 with a total expected investment at completion of $352.5 million. Development starts during the nine months ended September 30, 1999 aggregated 9.2 million square feet at a total expected investment of $362.7 million. Development completions during the nine months ended September 30, 1999 aggregated 8.9 million square feet at a total expected investment of $371.4 million. As of September 30, 1999, ProLogis had 1,841 acres of land in inventory with the capacity for the future development of approximately 30.6 million square feet of distribution facilities. Additionally, ProLogis had 1,242 acres of land under control for the future development of
22.1 million square feet of distribution facilities.

         Through ProLogis' investment in ProLogis Kingspark, ProLogis had an additional 321,000 square feet of operating facilities, 2,830,000 square feet of facilities under development and 947,000 square feet of facilities being developed under construction management agreements in the United Kingdom as of September 30, 1999. Additionally, as of September 30, 1999, ProLogis Kingspark owned 393 acres and controlled 1,412 acres of land with the capacity for the future development of 28.1 million square feet of distribution facilities. ProLogis has also invested in refrigerated distribution businesses through investments in the preferred stock of two companies. As of September 30, 1999, ProLogis' had approximately 329.6 million cubic feet of refrigerated distribution facilities in operation. Of the total, 190.2 million cubic feet are located in Europe.

         On December 29, 1998, ProLogis invested in Garonor Holdings by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owns ProLogis Garonor, a real estate operating company in France. Security Capital, ProLogis' largest shareholder, owned 100% of the common stock of Garonor Holdings. ProLogis accounted for its investment in Garonor Holdings and ProLogis Garonor under the equity method. On June 29, 1999, ProLogis acquired the voting stock of Garonor Holdings from Security Capital resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings and ProLogis Garonor are consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from January 1, 1999 through June 29, 1999 are reflected by ProLogis under the equity method. As of September 30, 1999, Garonor Holdings' real estate assets, at cost, were $284.3 million and Garonor Holdings had third party debt of $171.6 million ($32.6 million of unsecured debt and $139.0 million of mortgage notes).

         On March 30, 1999, Meridian Industrial Trust, Inc., a publicly traded REIT that owned approximately 32.2 million square feet of industrial distribution facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Merger Agreement, the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received cumulative redeemable ProLogis Series E preferred shares on a one for one basis. The Series E preferred shares have a 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.10 million options each to acquire 1.10 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.44 billion of real estate assets, an interest in a refrigerated distribution business of $28.8 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

         In the third quarter of 1999, ProLogis disposed of properties to two entities in exchange for cash and an ownership interest in the entities that acquired the properties. In one transaction, ProLogis disposed of 11.5 million square feet of properties, two properties under development and two land parcels to ProLogis California. ProLogis has an equity interest in ProLogis California of $148.2 million as of September 30, 1999. ProLogis recognized $26.0 million of the total gain of $52.0 million related to the disposition of properties to ProLogis California. The remaining gain did not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California. In the second transaction, the Fund acquired 2.2 million square feet of distribution properties from ProLogis and ProLogis Kingspark. ProLogis has a $16.7 million equity interest in the Fund as of September 30, 1999. ProLogis recognized a gain of $10.4 million as other real estate income on the disposition of the properties it owned to the Fund, net of $4.1 million that did not qualify for income recognition. ProLogis Kingspark recognized a gain of $2.8 million on the disposition of properties it developed to the Fund. Under the equity method, ProLogis recognized $2.6 million of this gain (95%), net of $0.5 million which did not qualify for income recognition.

         No assurance can be given that the current cost of funds available to ProLogis will be available in the future or that ProLogis will continue to be able to obtain unsecured debt or equity financing in the public markets on favorable terms or to continue to generate capital for redeployment through sales of existing assets. During 1998 and the first nine months of 1999, the real estate industry experienced a general tightening of the equity and credit markets. Additionally, no assurance can be given that the expected trends in leasing rates and economic returns on acquired and developed facilities will be realized. There are risks associated with ProLogis' development and acquisition activities which include factors such as development and acquisition opportunities explored by ProLogis may be abandoned; construction costs of a project may exceed original estimates due to increased materials, labor or other expenses; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Acquisition activities entail risks that investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although ProLogis undertakes a thorough evaluation of the physical condition of each proposed investment before it is acquired, certain defects or necessary repairs may not be detected until after it is acquired, which could increase ProLogis' total acquisition cost. There are also risks associated with the hedging strategies used to manage interest rate and foreign currency exchange rate fluctuations on transactions. If these transactions do not occur as planned, ProLogis could incur costs. To the extent ProLogis' business activities outside the United States are conducted in a currency other than the U.S. dollar, ProLogis is exposed to foreign currency exchange rate fluctuations. However, all of ProLogis' business activities in Mexico and Poland are U.S. dollar denominated. The occurrence of any of the events described above could adversely affect ProLogis' ability to achieve its projected returns on acquisitions and projects under development and could hinder ProLogis' ability to make expected distributions to equity holders.

Results of Operations

     Nine Months Ended September 30, 1999 and 1998

         Net earnings attributable to Common Shares increased by $44.7 million to $87.8 million for the nine months ended September 30, 1999 from $43.1 million for the same period in 1998. The increase in net earnings attributable to Common Shares in 1999 from 1998 was primarily the result of:

         o a net increase in income generated by ProLogis' unconsolidated subsidiaries in 1999 from 1998, primarily due to the recognition of a full nine months of income from ProLogis Kingspark in 1999 as compared to 1998 (ProLogis Kingspark was acquired on August 14, 1998), partially offset by the Garonor Holding loss in 1999;

         o An increase in the gains from disposition of real estate in 1999 over 1998;
         o the recognition of an interest rate hedge expense of $27.7 million in 1998 as compared to $1.0 million in 1999.
         o an increase in net operating income from property operations (after deductions for depreciation), primarily the result of the increased number of distribution facilities in operation in 1999 as compared to 1998; and
         o an increase in other real estate income, primarily gains on disposition of facilities and fees generated by ProLogis' corporate distribution facilities services business. See "--Other Real Estate Income".

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

   Property Operations

         As of September 30, 1999 ProLogis had 1,350 operating facilities totaling 135.1 million square feet. ProLogis had 1,074 operating facilities totaling 100.0 million square feet as of September 30, 1998. This increase in operating facilities (primarily due to the Meridian Merger partially offset by the disposition of facilities to ProLogis California and the ProLogis European Properties Fund) resulted in an increase in property-level net operating income of $106.7 million from 1998 to 1999 as follows (in thousands):

                                                          1999         1998
                                                       ----------   ----------
         Rental income................................ $  363,915   $  251,605
         Rental expenses, net of recoveries...........     26,056       20,458
                                                       ----------   ----------
              Net operating income.................... $  337,859   $  231,147
                                                       ==========   ==========

         Rental income increased by $112.3 million in 1999 as compared to 1998. This increase is comprised from the following components:

         o facilities acquired or developed during 1999 contributed $59.1 million (primarily due to the Meridian Merger) and $10.3 million of additional rental income, respectively;
         o facilities acquired or developed during 1998 contributed $19.0 million and $21.4 million of additional rental income, respectively;
         o facilities owned and operated as of January 1, 1998 contributed $8.6 million of additional rental income; and o facilities that were in operation during 1998 but have subsequently been disposed of reduced rental income in 1999 by $6.1 million.

         Rental expenses, net of recoveries from tenants, increased by $5.6 million in 1999 over 1998. Rental expenses, before the deduction of amounts recovered from tenants, were 23.3% of rental income for 1999 and 25.1% of rental income for 1998.

         ProLogis frequently acquires facilities that are underleased and develops facilities that are not fully leased at the start of construction, which reduces ProLogis' overall occupancy rate below its stabilized level but provides opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months for facilities acquired by ProLogis and 12 months after shell completion for facilities developed by ProLogis) to achieve stabilized occupancy (typically 93%). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation resulting in an occupancy rate of 94.8% and a leased rate of 95.9% for stabilized facilities owned as of September 30, 1999. ProLogis' marketing and leasing efforts have resulted in an average increase in rental rates of 15.1% in 1999. The increase is based on 16.7 million square feet of new leases and lease renewals on previously leased space (including leased space in properties owned or managed by ProLogis). As leases are renewed or new leases are acquired, ProLogis expects most rental rates on renewals or new leases to increase during 1999.

   Other Real Estate Income

         Other real estate income consists primarily of gains on the disposition of land and operating properties that have been acquired or developed with the intent to hold the properties only in the short-term with future disposition to another party as the primary objective. In addition, the fees and other income received from customers for whom ProLogis develops corporate distribution facilities are recognized as other real estate income. Of the total other real estate income of $34.1 million recognized by ProLogis in 1999, $22.6 million was generated by such dispositions, $1.1 million represents fees and other income and $10.4 million represents the gain recognized on the disposition of developed properties to the Fund. Due to the timing of the dispositions and the completion of the development projects, other real estate income recognized by ProLogis will vary on a quarterly and annual basis.

   Income (Loss) from Unconsolidated Entities

         Income  (loss)  from  unconsolidated   entities  relates  to  ProLogis'
investments in:

         o 100% of the preferred stock of two companies, whose primary source of income is their respective investments in refrigerated distribution businesses;
         o Kingspark S.A., which owns an industrial real estate development company;
         o Garonor Holdings, which owns an industrial distribution facilities company and has been consolidated with the accounts of ProLogis subsequent to June 29, 1999;
         o ProLogis California which owns distribution facilities in the Los Angeles market; and
         o    the Fund which owns distribution facilities in Europe.

         These investments, discussed in Notes 1 and 4 to the consolidated financial statements in Item 1, generated income (losses) as follows (in thousands):

                                                           Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
         Insight (1).................................   $       53   $       13
                                                        ----------   ----------
         ProLogis Logistics:
              Equity in loss.........................         (100)      (4,223)
              Management fee from CSI (2)............           --        1,011
              Interest income on note receivable.....        7,785        7,933
                                                        ----------   ----------
                                                             7,685        4,721
                                                        ----------   ----------
         Frigoscandia S.A. (3):
              Equity in loss (4).....................       (8,793)     (18,735)
              Interest income on mortgage notes and
                  notes receivable...................        7,555       14,753
                                                        ----------   ----------
                                                            (1,238)      (3,982)
                                                        ----------   ----------
         Kingspark S.A. (5):
              Equity in earnings (loss) (6)..........        2,984          (76)
              Interest income on mortgage notes and
                  notes receivable...................       13,510        1,254
                                                        ----------   ----------
                                                            16,494        1,178
                                                        ----------   ----------
         ProLogis California (7):
              Equity in earnings.....................          321           --
              Fees earned............................          148           --
                                                        ----------   ----------
                                                               469           --
         Fund (8):
              Equity in earnings.....................           25           --

         Garonor Holdings (9):
              Equity in loss (10)....................      (15,409)          --
              Interest income on note receivable.....        2,988           --
                                                        ----------   ----------
                                                           (12,421)          --
                                                        ----------   ----------
                      Total...........................  $   11,067   $    1,930
                                                        ==========   ==========




-----------------

(1) Represents ProLogis' investment in a privately owned logistics optimization consulting company that, prior to July 1, 1998, was accounted for under the cost method.
(2) ProLogis received a management fee from CSI during the first six months of 1998.
(3)  Frigoscandia S.A. was acquired on January 16, 1998.
(4)  Includes a net foreign currency exchange loss of $2.1 million.
(5)  Kingspark S.A. was acquired on August 14, 1998.
(6)  Includes a net foreign currency exchange loss of $4.6 million.
(7)  ProLogis California began operations on August 26, 1999.
(8)  The Fund began operations on September 23, 1999.
(9) Garonor Holdings was acquired on December 29, 1998 and was accounted for under the equity method of accounting from that date to June 29, 1999. After June 29, 1999, Garonor Holdings is consolidated with the accounts of ProLogis. See Note 1 to the consolidated financial statements in Item 1.
(10) Includes a net foreign currency exchange loss of $13.0 million.


   Depreciation and Amortization

         The increase in depreciation and amortization expense of $37.2 million for the nine months ended September 30, 1999 as compared to the same period in 1998 results primarily from the increase in operating facilities in 1999 over 1998. See "--Property Operations".

   Interest Rate Hedge Expense

         See   "--Liquidity   and   Capital   Resources--Derivative    Financial
Instruments" for a discussion of this expense.

   Interest Expense

         Interest expense is summarized as follows (in thousands):

                                                          Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                           1999         1998
                                                       -----------   ----------
         Lines of credit and short-term
            borrowings................................ $    15,954   $   11,111
         Senior unsecured notes.......................      81,567       48,110
         Mortgage notes and other debt................      39,986        8,048
         Capitalized interest.........................     (11,029)     (14,814)
                                                       -----------   ----------

                                                       $   126,478   $   52,455
                                                       ===========   ==========

         Interest expense on lines of credit and short-term borrowings increased $4.8 million in 1999 over 1998 due primarily to a higher average outstanding balance ($303.4 million in 1999 and $208.6 million in 1998) partially offset by a lower weighted average daily interest rate (5.99% in 1999 and 6.56% in 1998). See " -- Liquidity and Capital Resources -- Investing and Financing Activities". In addition, loan cost amortization related to the lines of credit and short-term borrowings increased in 1999 over 1998.

         Senior unsecured notes interest expense increased by $33.5 million in 1999 as compared to 1998 due to interest on new senior unsecured debt issuances:
$250.0 million issued in July 1998, $125.0 million issued in October 1998 and $500.0 million issued in April 1999 and the assumption of $160.0 million of Notes in the Meridian Merger.

         Interest expense on mortgage notes and other debt increased by $31.9 million in 1999 over 1998 due to the higher weighted average balance of mortgage notes and other debt outstanding in 1999 over 1998, primarily three secured financing transactions aggregating $532.0 million that were completed between December 1998 and April 1999. See "Liquidity and Capital Resources--Other Financing Sources."

         Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest decreased by $3.8 million in 1999 over 1998. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity. The decrease in capitalized interest is due to decreased development activity in 1999 and to ProLogis' lower weighted average cost of funds in 1999.

   Other Expenses

         Other expenses, which increased by $1.6 million for the nine months ended September 30, 1999 over the same period in 1998, consist of land holding costs, the write-off of previously capitalized pursuit costs, franchise and income tax expenses related to ProLogis' taxable subsidiaries in 1999 and non-recurring costs associated with ProLogis' name change in 1998. Land holding costs were $2.2 million in 1999 and $1.7 million in 1998. Pursuit cost write-offs were $2.0 million in 1999 and $0.9 million in 1998. Tax expense was $1.5 million in 1999 and the name change costs were $1.5 million in 1998.

   Foreign Currency Exchange Gains (Losses)

         ProLogis makes intercompany loans to its consolidated foreign subsidiaries primarily in U.S. dollars. Because the consolidated foreign subsidiaries' functional currencies are not the U.S. dollar, these intercompany loans have been marked to market by the foreign subsidiaries based upon the applicable exchange rate in effect at the end of the period. ProLogis incurred a remeasurment loss of $6.6 million and a remeasurement gain of $5.5 million for the nine months in 1999 and 1998, respectively. These gains or losses resulted primarily from fluctuations of the U.S. dollar against the euro, French franc, Dutch guilder and British pound, the primary currencies of the foreign subsidiaries to which ProLogis makes intercompany loans. Also, ProLogis recognized a foreign currency transaction gain of $125,000 for the nine months ended September 30, 1999 and a foreign currency transaction loss of $135,000 for the nine months ended September 30, 1998.

         For the nine months ended September 30, 1998, ProLogis recognized foreign currency hedge income of $2,054,000 related to two separate contracts entered into on December 22, 1997 to (i) exchange $373.8 million for 2.9 billion Swedish krona, and (ii) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market as of December 31, 1997. ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 and ProLogis recognized a net gain of $2,054,000 upon settlement. These foreign currency exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

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

   Preferred Share Dividends

         The increase in preferred share dividends of $6.8 million for the nine months ended September 30, 1999 over the same period in 1998 is primarily attributable to the issuance of Series D preferred shares in April 1998 and the issuance of Series E preferred shares in March 1999. See "--Liquidity and Capital Resources--Investing and Financing Activities".

   Three Months Ended September 30, 1999 and 1998

         ProLogis had net earnings attributable to Common Shares for the three months ended September 30, 1999 of $74.0 million as compared to a net loss of $8.3 million for the same period in 1998. During the three months ended September 30, 1999, ProLogis recognized gains on disposition of real estate of $25.6 million and no such gains were recognized in the comparable period in 1998. Also, in the three months ended September 30, 1998, ProLogis recognized an interest rate hedge expense of $27.7 million while no such expense was incurred in 1999. All other components of the net earnings (loss) attributable to Common Shares for the three months ended September 30, 1999 compared to three months ended September 30, 1998 reflect changes similar to those discussed in the preceding paragraphs for comparison of the nine months ended on the same dates.

                             Environmental Matters

         ProLogis  did  not  experience  any  environmental   condition  on  its
facilities which materially adversely affected its results of operations or financial position.


Liquidity and Capital Resources

   Overview

         ProLogis considers its liquidity and ability to generate cash from operations and financing alternatives to be adequate and expects it to continue to be adequate to meet its anticipated development, acquisition, operating and debt service needs as well as its shareholder distribution requirements.

         ProLogis future investing activities are expected to consist primarily of acquiring and developing distribution facilities. These activities are expected to be funded with the proceeds from the disposition of selected facilities currently in ProLogis' portfolio and the proceeds from the disposition of facilities developed specifically for sale through ProLogis' corporate distribution facilities services business. In the short-term, borrowings and subsequent repayments on its unsecured lines of credit will provide ProLogis with adequate liquidity and financial flexibility. As of September 30, 1999, ProLogis had $434.6 million available for borrowing under its unsecured lines of credit ($420.8 million available as of November, 10, 1999). See "--Credit Facilities". Another source of future liquidity and financial flexibility is ProLogis' shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms. ProLogis currently has $608.0 million of shelf-registered securities available for issuance.

   Operating Activities

         Cash provided by operating activities increased by $50.9 million for the nine months ended September 30, 1999 as compared to the same period in 1998 ($231.9 million in 1999 and $181.0 million in 1998). See "--Results of Operations".

   Investing and Financing Activities

         ProLogis funds its current investment needs primarily with lines of credit and short-term borrowings, which are subsequently repaid with proceeds from the disposition of certain properties or other financing sources, as necessary. ProLogis' investment activities used approximately $101.9 million and $923.0 million of cash in the nine months ended September 30, 1999 and 1998, respectively. ProLogis' financing activities resulted in a net decrease in cash of $118.8 million and provided net cash flow of $748.6 million in 1999 and 1998, respectively. Cash distributions paid on Common Shares were $156.0 (including $11.1 million paid to Meridian's shareholders which was assumed by ProLogis as part of the Meridian Merger) million and $111.8 million for 1999 and 1998, respectively, which have been substantially funded by cash generated from operating activities.

         Investments in real estate, used cash of $345.1 million during the nine months ended September 30, 1999 and $520.6 million during the same period in 1998. ProLogis' cash investment in its unconsolidated entities was $168.0 million and $453.4 million during the nine months ended September 30, 1999 and 1998, respectively. ProLogis generated cash proceeds from dispositions of $397.3 million in 1999 as compared to $64.2 million in 1998.

         During the nine months ended September 30, 1999, ProLogis' primary financing activities were entering into secured financing agreements which generated $466.0 million of proceeds and the issuance of $500.0 million of senior unsecured notes. The proceeds from these transactions were primarily used to repay borrowings on the unsecured lines of credit. In connection with the Meridian Merger, ProLogis assumed Meridian's $328.4 million line of credit which was repaid on March 30, 1999 with proceeds from borrowings on ProLogis' unsecured lines of credit. During the nine months ended September 30, 1999, ProLogis had net repayments on its unsecured lines of credit of $366.4 million.

         The Meridian Merger, which was completed in March 1999 was principally a non-cash transaction. However, the Meridian Merger did result in an increase in cash of $49.0 million, representing Meridian's cash balance on March 30, 1999. A $67.6 million cash payment to Meridian's stockholders was made in April 1999.

         ProLogis' primary financing activities in the first nine months of 1998 were the sale of Series D preferred shares generating net proceeds of $241.5 million and the sale of Common Shares (including sales under the employee share purchase and dividend reinvestment plans) generating net proceeds of $131.1 million. ProLogis also had net borrowings on its unsecured lines of credit of $309.5 million and generated proceeds from a short-term bridge loan from Bank of America of $200.0 million (used primarily to finance the acquisition of Frigoscandia AB), which was repaid on March 31, 1998 after Frigoscandia Holding AB obtained third-party financing.

   Credit Facilities

         ProLogis has an unsecured credit agreement with Bank of America, Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $500.0 million unsecured revolving line of credit (increased from $540.0 million on May 28, 1999). Borrowings bear interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 1.00% (5.40% as of September 30, 1999). Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended for an additional year at ProLogis' option. ProLogis was in compliance with all covenants contained in the credit agreement as of September 30, 1999. As of September 30, 1999, $121.0 million of borrowings were outstanding on the line of credit.

         In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with Bank of America that matures on October 1, 2000. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were $6.9 million of borrowings outstanding on the line of credit as of September 30, 1999. As of September 30, 1999, ProLogis had outstanding letters of credit with Bank of America of $12.5 million which reduce the amount of available borrowings on the discretionary line of credit.

   Other Financing Sources

         On December 23, 1998, ProLogis entered into a $150.0 million secured financing agreement with Connecticut General Life Insurance Company. On that date, $66.0 million was funded under the agreement and the remaining $84.0 million was funded on January 22, 1999. Under the terms of the agreement, ProLogis pledged distribution facilities ($209.6 million undepreciated cost as of September 30, 1999) as collateral for the term loan. The loan bears interest at 7.08% per annum and provides for monthly principal and interest payments through March 2007, at which time the remaining principal outstanding of $134.4 million will be due.

         On February 22, 1999, ProLogis entered into a $182.0 million secured financing agreement with Teachers Insurance and Annuity Association of America. Of the total borrowings, $119.3 million was funded on February 22, 1999, $35.7 million was funded on March 5, 1999 and the remaining $27.0 million was funded on April 30, 1999. This loan was assumed by ProLogis California in connection with the acquisition of properties from ProLogis in August 1999.

         On March 29, 1999, ProLogis entered into a $200.0 million secured financing agreement with Morgan Guaranty Trust Company of New York. The loan is secured by distribution facilities with an undepreciated cost of $335.6 million as of September 30, 1999. The loan provides for interest only payments through May 2005 and principal and interest payments thereafter with the remaining balance of $127.2 million due on March 2024. The loan bears interest at 7.584% per annum.

         On April 26, 1999, ProLogis completed a $500.0 million offering of senior unsecured notes. The notes were issued in two tranches of $250.0 million due April 15, 2004 and April 15, 2008. The Notes have a coupon rate of 6.70% and 7.10%, respectively. Both the Notes were issued at a discount and are governed by the terms and provisions of the same indenture agreement applicable to ProLogis' other senior unsecured notes. Net proceeds from the offering were approximately $495.9 million, net of underwriters' commissions and other costs. The proceeds were used to repay borrowings on ProLogis' unsecured lines of credit and unsecured term loan.

   Derivative Financial Instruments

         ProLogis uses derivative financial instruments as hedges to manage well-defined risks associated with interest and foreign currency rate fluctuations on existing obligations and transactions or on anticipated transactions. ProLogis does not use derivative financial instruments for trading purposes.

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

         The following table summarizes the activity in derivitive instruments interest rate contracts for the nine months ended September 30, 1999 (in millions):

                                                                 Interest Rate                        Foreign
                                                                    Futures        Interest Rate    Currency Put
                                                                   Contracts           Swaps         Options (1)
                                                                  ------------     -------------    ------------
              Notional amount as of December 31, 1998.........     $     75.0        $     75.0       $      --
              New contracts...................................             --             179.3 (2)        30.0
              Terminated contracts............................          (75.0)            (75.0)(3)       (11.4)
                                                                   ----------        ----------       ---------
              Notional amount as of September 30, 1999........     $       --        $    179.3       $    18.6
                                                                   ==========        ==========       =========

--------------
     (1) ProLogis entered into foreign currency put options during the third quarter of 1999 related to its operations in Europe. The notional amount as of September 30, 1999 represents the U.S. dollar equivalent related to put options with notional amounts of 9.7 million Swedish krona, 6.4 million British pounds and 6.4 million euros. The outstanding contracts were marked to market as of September 30, 1999. ProLogis recognized an aggregate loss of $381,000 on the put options including the mark to market adjustment. The put options provide ProLogis with the option to exchange the applicable foreign currencies for U. S. dollars at a fixed exchange rate such that if the foreign currencies were to depreciate against the U. S. dollar to predetermined levels, ProLogis could exercise its options and mitigate its foreign currency exchange losses.
     (2) ProLogis has interest rate swap agreements related to variable rate mortgage notes and other unsecured debt in the currency equivalent of $179.3 million as of September 30, 1999. The swap agreements have a combined notional amount of 1.1 billion French francs and fix the Euribor rate at 3.62% through December 2003 on $32.6 million of other unsecured debt, at 3.60% through January 2004 on $125.5 million of mortgage notes and at 3.59% through 2004 on $21.2 million of mortgage notes.
     (3) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which were renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.

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

   Commitments

         ProLogis has letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 332,000 square feet of operating distribution facilities with an aggregate acquisition cost of $8.4 million. The facilities are located in Europe and Mexico. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that any of them will be consummated. In addition, as of September 30, 1999, ProLogis had $342.8 million of budgeted development cost for developments in process, of which $245.2 million was unfunded.

         Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $194.4 million as of September 30, 1999. The loan bears interest at each currency's respective LIBOR or Euribor rate plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

         ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to approximately $16.0 million, has been guaranteed by ProLogis. As of September 30, 1999, there were no borrowings outstanding on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of September 30, 1999, ProLogis had an unfunded commitment on this guarantee agreement of $10.0 million.

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

         On February 24, 1999, ProLogis paid a quarterly distribution of $0.3183 per Common Share to shareholders of record on February 10, 1999. On March 18, 1999, the Board set a proposed annual distribution level of $1.30 per Common Share. Quarterly distributions of $0.3272 per Common Share were paid on May 27, 1999 to shareholders of record on May 13, 1999 and on August 26, 1999 to shareholders of record as of August 12, 1999. On October 20, 1999, the Board declared a distribution of $0.3272 per Common Share for the fourth quarter of 1999 payable on November 24, 1999 to shareholders of record on November 9, 1999.

         On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the Meridian Merger, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger.

         On March 31, June 30, and September 30, 1999, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share, $1.0675 per cumulative redeemable preferred Series C share and $0.495 per cumulative redeemable Series D preferred share.

         On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E preferred shares ($0.5469 per share) of which $729,200 related to Meridian's Series D preferred stock and was accrued by Meridian prior to the closing of the Meridian Merger. Quarterly distributions of $0.5469 per share were paid on July 30, 1999 to shareholders of record on July 15, 1999 and on October 29, 1999 to shareholders of record on October 15, 1999.

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


Funds from Operations

         Funds from operations attributable to Common Shares increased $62.6 million to $230.6 million for the nine months ended September 30, 1999 from $168.0 million for the same period in 1998.

         Funds from operations represent ProLogis' net earnings (computed in accordance with GAAP) before gains or losses from debt restructuring, before gains or losses on disposition of depreciated real estate, before foreign currency exchange gains or losses resulting from intercompany debt transactions and from the remeasurement (based on current foreign currency exchange rates) of intercompany and other debt of ProLogis' foreign subsidiaries, before deferred tax benefits and deferred tax expenses of ProLogis' taxable subsidiaries, before significant non-recurring items that materially distort the comparative measurement of company performance over time, plus real estate related depreciation and amortization (exclusive of amortization of loan costs), and after adjustments for unconsolidated entities calculated to compute their funds from operations on the same basis as ProLogis. ProLogis believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides a reader with an indication of the ability of ProLogis to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by ProLogis will not be comparable to similarly titled measures of other REITs that do not compute funds from operations in a manner consistent with ProLogis. Funds from operations is not intended to represent cash made available to shareholders. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ProLogis' operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from operations is as follows (in thousands):

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                             --------------------------
                                                                                                 1999           1998
                                                                                             -----------    -----------
Net earnings attributable to Common Shares................................................   $    87,837    $    43,088
     Add (Deduct):
         Real estate related depreciation and amortization................................       109,398         72,902
         Gain on disposition of depreciated real estate...................................       (26,358)        (4,278)
         Foreign currency exchange (gains) losses (1).....................................         6,561         (5,471)
         Interest rate hedge expense, net (2).............................................           396         27,652
         Cumulative effect of accounting change (3).......................................         1,440             --
         Other............................................................................           605          1,452
         ProLogis' share of reconciling items of unconsolidated entities:
              Real estate related depreciation and amortization...........................        36,656         26,668
              Net foreign currency exchange losses on intercompany
                  debt transactions and the remeasurement of
                  intercompany and other debt.............................................         5,737          8,046
              Deferred tax expense (benefit)..............................................         5,444         (2,759)
              Other, net..................................................................         2,935            747
                                                                                             -----------    -----------

Funds from operations attributable to Common Shares.......................................   $   230,651    $   168,047
                                                                                             ===========    ===========





---------------

(1)  See "--Results of Operations - Foreign Currency Exchange Gains (Losses)".
(2) Net of $549,000 of additional interest expense in 1999 resulting from the amortization of the interest rate hedge expense incurred in 1998. See "--Liquidity and Capital Resources - Derivative Financial Instruments".
(3)  See "--Results of Operations - Cumulative Effect of Accounting Change".


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

     Information Technology Systems

         ProLogis' information technology ("IT") environment is primarily a Microsoft Windows-based personal computer network (NT or Novell) utilizing desktop applications, primarily data base and spreadsheet applications. ProLogis recently installed a new, third-party developed property management and core accounting system. Also, ProLogis Garonor a wholly-owned subsidiary of ProLogis that operates in France, installed a new Year 2000 compliant version of its financial accounting software in 1999. The critical computer hardware, operating systems and key general accounting, property management and financial reporting applications of ProLogis and its subsidiaries are Year 2000 compliant, as verified by the appropriate vendors.

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

     Costs

         ProLogis' activities with respect to its assessment of Year 2000 compliance and its remediation efforts are being performed primarily by existing personnel. ProLogis' historical costs for addressing the Year 2000 issue are not material and management does not anticipate that its future costs associated with the Year 2000 issue will be material. Third-party costs and interim software solutions for Year 2000 issues are not expected to exceed $250,000. ProLogis does not separately track the internal costs incurred for Year 2000 compliance issues. Such costs are principally the related payroll costs of its IT group. Although the cost of replacing ProLogis' key property management and core accounting systems is substantial, the replacements were made to improve operational efficiency and were not accelerated due to the Year 2000 issue. ProLogis has not delayed any material projects as a result of the Year 2000 issue. Funds expended to address Year 2000 issues have been made from operating cash flow.

     Unconsolidated Subsidiaries

         As part of its compliance program, management of ProLogis has received ongoing reports from CSI, Frigoscandia AB and ProLogis Kingspark on the impact of the Year 2000 problems on their operations and financial results.

         CSI has completed testing on all IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not already been remediated or are not Year 2000 compliant. CSI is currently verifying and testing customer and supplier electronic data interface programming standards. CSI retained an outside consulting firm to review their Year 2000 testing methodologies and no significant issues were found. CSI estimates that the total cost incurred to date and estimated total cost to be incurred for Year 2000 remediation is less than $250,000. CSI is currently finalizing detailed contingency plans in the event of unexpected Year 2000 disruptions.

         Frigoscandia AB has substantially completed testing of its IT and embedded operating systems. No critical IT or embedded operating systems have been identified that have not been remediated, with the exception of minor components of its inventory management systems in a few remaining facilities. Modifications to the components of its inventory management systems are currently being finalized and all modifications are expected to be completed prior to year-end.

         Frigoscandia AB is currently conducting a coordinated program whereby testing with key customers and critical suppliers is performed. Additionally, Frigoscandia AB is finalizing detailed contingency plans in the event of unexpected Year 2000 disruptions. Frigoscandia AB estimates that the total cost incurred to date and the estimated total costs to be incurred for Year 2000 remediation is between $2 million and $4 million.

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

         There can be no assurances that Year 2000 remediation efforts by ProLogis, its unconsolidated entities or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on ProLogis, its business and its financial condition. ProLogis cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 issue and (ii) whether broad-based or systemic economic failures may occur. Due to the general uncertainty inherent in the Year 2000, ProLogis is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its operations. ProLogis' Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 impact in areas that are within its direct control and management of ProLogis believes that the possibility of significant interruptions of normal operations will be reduced.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         As of September 30, 1999, no significant change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 1998 Annual Report on Form 10-K.

PART II


Item 4.  Submission of Matters to Vote of Securities Holders

            None.

Item 5.  Other Information

            None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.1 ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of October 20, 1999)
12.1  Computation  of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated November 10, 1999
27    Financial Data Schedule

(b)      Reports on Form 8-K:

                                         Items                 Financial
               Date                    Reported                Statements
               ----                    --------                ----------

         September 9, 1999                 7                      Yes

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PROLOGIS TRUST



                                          BY:/S/    WALTER C. RAKOWICH
                                             ---------------------------------
                                                    Walter C. Rakowich
                                                  Managing Director and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)




                                          BY:/S/      EDWARD F. LONG
                                             ---------------------------------
                                                      Edward F. Long
                                           Senior Vice President and Controller




                                          BY:/S/      SHARI J. JONES
                                             ---------------------------------
                                                      Shari J. Jones
                                                      Vice President
                                              (Principal Accounting Officer)


Date:  November 12, 1999