Form 10-K
period 1999-12-31
PROLOGIS TRUST
filed 2000-03-22
CIK 899881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 1-12846
                             ---------------------

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

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Based on the closing price of the registrant's shares on March 14, 2000, the aggregate market value of the voting shares held by non-affiliates of the registrant was $2,030,987,388.

     At March 14, 2000, there were outstanding approximately 162,252,057 common shares of beneficial interest of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2000 annual meeting of its shareholders are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                            PAGE
----                           -----------                            ----
                                  PART I
 1.    Business....................................................      1
         ProLogis Trust............................................      1
         Business Strategy and Operating Segments..................      3
         ProLogis Operating System(TM).............................     12
         Financing Strategy........................................     13
         ProLogis Management.......................................     14
         Environmental Matters.....................................     19
         Insurance Coverage........................................     19
 2.    Properties..................................................     20
         Industrial Distribution Facilities........................     20
         Geographic Distribution...................................     20
         Facilities................................................     22
         Consolidated Entities.....................................     26
         Unconsolidated Entities...................................     28
 3.      Legal Proceedings.........................................     29
 4.      Submission of Matters to a Vote of Security Holders.......     29

                                 PART II
 5.    Market for the Registrant's Common Equity and Related
         Stockholder Matters.......................................     30
         Dividend Reinvestment and Share Purchase Plan.............     32
 6.    Selected Financial Data.....................................     33
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................     35
         Results of Operations.....................................     36
         Environmental Matters.....................................     43
         Liquidity and Capital Resources...........................     43
         New Tax Legislation.......................................     48
         Funds from Operations.....................................     48
         Year 2000.................................................     50
         Risk Factors..............................................     51
 7A.   Quantitative and Qualitative Disclosure About Market Risk...     54
 8.    Financial Statements and Supplementary Data.................     55
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure Matters..........................     55

                                 PART III
10.    Directors and Executive Officers of the Registrant..........     56
11.    Executive Compensation......................................     56
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................     56
13.    Certain Relationships and Related Transactions..............     56

                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
         8-K.......................................................     57

                                     PART I

ITEM 1. BUSINESS

PROLOGIS TRUST

     ProLogis Trust ("ProLogis") is a real estate investment trust ("REIT") that operates a global network of industrial distribution facilities. ProLogis owns (directly, through consolidated entities or through investments in other real estate entities accounted for under the equity method) 162.3 million square feet of industrial distribution facilities operating or under development and 365.9 million cubic feet of temperature-controlled distribution facilities operating or under development (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities) located throughout North America and Europe. This network of distribution facilities makes ProLogis the largest publicly held U.S.-based, global owner and lessor of industrial distribution and temperature-controlled distribution facilities. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Integrated Solutions Group, utilizes ProLogis' international network of distribution facilities to meet its customers' distribution space needs globally. ProLogis believes it has distinguished itself from its competition by developing an organizational structure and service delivery system built around its customers. ProLogis believes that its service approach, which combines international scope and expertise and a strong local presence in each of its target markets, makes it attractive to its targeted customer base that includes the largest global users of distribution facilities. ProLogis is organized under Maryland law and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

     ProLogis' business strategy is designed to: 1) achieve long-term sustainable growth in cash flow; 2) reduce the need for ProLogis to issue additional public debt or public equity capital; and 3) increase the overall return on equity for shareholders. ProLogis has organized its business into three operating segments in order to achieve its objectives. For a discussion of certain financial information regarding each segment see Note 18 and for a discussion of ProLogis' investments in unconsolidated entities see Note 5 to ProLogis' Consolidated Financial Statements in Item 8. These three segments are:

     - Property Operations -- The long-term ownership, management and leasing of industrial distribution facilities in North America and Europe, primarily distribution space that is adaptable for both distribution and light manufacturing or assembly uses. This segment generates income from rents and reimbursement of property operating expenses from unaffiliated customers and earns management fees from entities in which it has an ownership interest. As of December 31, 1999, in this operating segment ProLogis owned and operated (directly, through consolidated entities or through investments in other real estate entities that are accounted for under the equity method) 148.5 million square feet of industrial distribution facilities at an investment of $5.4 billion (133.7 million square feet at an investment of $4.6 billion for properties that are owned directly by ProLogis and its consolidated entities). Of the total,
       137.9 million square feet are located in North America and the remaining
       10.6 million square feet are located in Europe. Also, as of December 31, 1999, ProLogis and its consolidated entities owned 2.7 million square feet of facilities under development with a total budgeted cost of $98.7 million, all located in North America. Upon completion, these facilities are expected to become a part of ProLogis' operating portfolio.

     - Corporate Distribution Facilities Services Business -- Development of industrial distribution facilities for future sale to unaffiliated customers or entities in which ProLogis has an ownership interest or for a development fee for unaffiliated customers in North America and Europe. In addition, entities in which ProLogis has an ownership interest that own and operate industrial distribution facilities acquire facilities from ProLogis or its affiliates that were developed within this operating segment. ProLogis' investments in these other entities, and fees earned from these entities, are reflected in ProLogis' property operations segment. The development activities in this operating segment are performed directly by ProLogis, by a consolidated entity in which ProLogis recognizes substantially all of the economic benefits or through an unconsolidated entity that is accounted for under the equity method in which ProLogis recognizes substantially all of the economic benefits. Income from this segment is derived from the profit resulting from the sale of the facilities developed and from fees paid by customers for the development of a facility on their behalf. As of December 31, 1999, ProLogis had, either directly, through its consolidated entity or through an unconsolidated entity, 10.2 million square feet of facilities under development with a total budgeted cost of $543.0 million (8.0 million square feet at a total budgeted development cost of $325.5 million for properties owned directly by ProLogis and its consolidated entity). Also as of December 31, 1999, ProLogis owned or controlled, either directly, through its consolidated entity or through an unconsolidated entity, 4,832 acres of land for the future development of approximately 80.1 million square feet of industrial distribution facilities (3,020 acres of land for the future development of approximately 51.6 million square feet on properties owned directly by ProLogis and its consolidated entity). Upon completion, these facilities are expected to be sold to customers or to entities in which ProLogis has an ownership interest.

     - Temperature-Controlled Distribution Operations -- Operation of temperature-controlled distribution facilities where fees are earned from unaffiliated customers for various services associated with a temperature-controlled distribution environment. Such services include:
       1) total supply chain management; 2) management of customer inventory and related services, (i.e. case picking, sorting, labeling, stenciling, shrink wrapping and blast freezing); 3) temperature-controlled product consolidation and transportation services; and 4) third-party logistics services and facility management for leading grocery retailers. In this segment, ProLogis recognizes substantially all of the economic benefits of two companies that are accounted for under the equity method. As of December 31, 1999, these unconsolidated entities owned or operated 359.9 million cubic feet of temperature-controlled distribution space (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities) and had 6.1 million cubic feet of temperature-controlled distribution space under development. Of the total cubic feet in operation, 167.6 million cubic feet are located in North America and 192.3 million cubic feet are located in nine European countries. Of the facilities under development, 4.8 million cubic feet are located in North America (Atlanta) and 1.3 million cubic feet are located in Europe (Denmark).

  1999 Operating Performance

     ProLogis' 12.2% growth in funds from operations (on a per share basis) in 1999 over 1998 was driven by its successful operating and investment strategies. Total funds from operations increased by $91.8 million from $228.4 million in 1998 to $320.2 million in 1999. The contribution to total funds from operations by ProLogis' operating segments for 1999 and 1998 is as follows (see also Note 18 to ProLogis' Consolidated Financial Statements in Item 8):

     - 70.6% and 78.2% of total funds from operations is attributable to the property operations segment in 1999 and 1998, respectively;

     - 20.3% and 8.1% of total funds from operations is attributable to the corporate distribution facilities services business segment in 1999 and 1998, respectively; and

     - 9.2% and 13.6% of total funds from operations is attributable to the temperature-controlled distribution operations segment in 1999 and 1998, respectively.

     Funds from operations is a performance measure used by REITs and is defined and discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Funds from Operations".

     ProLogis' net operating income (rental revenues less rental expenses) increased from $317.9 million in 1998 to $458.3 million in 1999. ProLogis generated earnings from operations of $166.5 million in 1999, an increase of $58.9 million over 1998. ProLogis' cash flow provided by operating activities for 1999 was $271.4 million, an increase of $33.1 million over 1998. Net earnings attributable to Common Shares of $124.0 million in 1999 was nearly two times greater than the 1998 amount of $62.2 million. See ProLogis' Consolidated Financial Statements in Item 8.

BUSINESS STRATEGY AND OPERATING SEGMENTS

  Business Strategy

     ProLogis was originally formed in 1991 with the objective of building a distribution and light manufacturing asset base at costs significantly below replacement cost and a land inventory for the future development of distribution facilities. Additionally, ProLogis intended to create a national operating company that would differentiate itself from its competition through its ability to meet a corporate customer's distribution facility requirements on a national, regional and local basis. In 1997, ProLogis expanded its property operations into Mexico and Europe to meet the needs of its targeted national and international customers as they expanded and reconfigured their distribution facility requirements globally. To enhance its North American property operations and service platform, ProLogis completed a merger with Meridian Industrial Trust Inc. ("Meridian"), a publicly held REIT, in March 1999 (the "Meridian Merger"). The Meridian Merger added 32.2 million square feet of operating facilities, 228 acres of land for future development and 15.2 million cubic feet of temperature-controlled distribution facilities to ProLogis' holdings. The Meridian Merger is discussed in Note 3 to ProLogis' Consolidated Financial Statements in Item 8 and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Meridian Merger".

     Having established its core property operations business, in 1997 and 1998 ProLogis expanded its service platform by acquiring an international temperature-controlled distribution network. Also, to enhance its corporate distribution facilities services business, ProLogis acquired an industrial distribution development company with extensive holdings in the United Kingdom in August 1998.

     To further its objective of increasing cash flows without the need to raise additional capital through direct public debt and public equity offerings, ProLogis expanded its operations in Europe through the formation of the ProLogis European Properties Fund in September 1999 (see Note 5 to ProLogis' Consolidated Financial Statements in Item 8). The ProLogis European Properties Fund, in which ProLogis maintains an ownership interest, enables ProLogis to take advantage of the growth opportunities in the European industrial distribution industry by accessing over 1.06 billion euros (the currency equivalent of $1.07 billion as of December 31, 1999 based on currency exchange rates quoted by Reuters) of third party equity capital that has been committed to the ProLogis European Properties Fund by a group of institutional investors. Formation of the ProLogis European Properties Fund enhances the ProLogis Operating System(TM) because the capital commitments secured through this entity will allow ProLogis to expand its operating platform in Europe.

     Additionally, in the third quarter of 1999, ProLogis sold over $550 million of real estate assets to a limited liability company in which ProLogis has a 50% equity interest. The formation of this company and subsequent sale of assets allowed ProLogis to privately raise additional capital to be used for its investment activities. See Note 5 to ProLogis' Consolidated Financial Statements in Item 8.

     Also in 1999, ProLogis formed its Integrated Solutions Group (see "-- ProLogis Operating System(TM) -- Integrated Solutions Group") with the objective of increasing ProLogis' service income thereby growing cash flows in a less capital intensive manner.

     ProLogis' network of distribution facilities has positioned it to become the global leader in this rapidly consolidating industry. ProLogis' three operating segments, property operations, corporate distribution facilities services business and temperature-controlled distribution operations, are discussed below.

  Property Operations Segment

     Investments

     In the property operations segment, ProLogis owned and operated (directly, through its consolidated entities or through investments in other real estate entities accounted for under the equity method) 1,424 industrial distribution facilities aggregating 148.5 million square feet as of December 31, 1999. ProLogis' investment strategy with respect to the property operations segment is to focus its development and acquisition activities primarily on generic distribution facilities with an average office finish level of less than 10%. ProLogis' distribution space is adaptable for both distribution and light manufacturing or assembly uses. ProLogis has invested in selected distribution markets in North America and Europe where ProLogis believes the distribution dynamics are strong and supply and demand factors allow for high occupancy levels and increasing rental rates. The market characteristics ProLogis evaluates include: 1) growth in imports and exports that represent favorable distribution growth prospects for distribution space; 2) markets possessing long-term cost and quality of labor advantages for domestic and international manufacturers (such as markets benefitting from the U.S./Mexico twin plant program); and 3) markets with strong potential for distribution growth, generally indicated by their proximity to large regional and local population centers with good access to transportation networks, by cost advantages in terms of transportation rates and state income and inventory taxes or by a high ratio of distribution space per capita.

     Property operations segment investment activities in 1999 included the following:

     - In March 1999, the Meridian Merger was completed which added 32.2 million square feet of operating facilities in 25 markets in the United States.

     - In August 1999, ProLogis sold 78 operating facilities aggregating 11.5 million square feet, two properties under development and two land parcels to a limited liability company, ProLogis California I LLC ("ProLogis California"), in which ProLogis has a 50% equity interest. ProLogis continues to manage the facilities in addition to providing leasing and development management services to ProLogis California. See "Item 2. Properties -- Unconsolidated Entities" and Note 5 to ProLogis' Consolidated Financial Statements in Item 8.

     - In September 1999, the ProLogis European Properties Fund began operations with the acquisition of 12 operating facilities aggregating 2.2 million square feet. The facilities were acquired from ProLogis and from Kingspark Group Holdings Limited ("ProLogis Kingspark"), an entity in which ProLogis owns 100% of the preferred stock (representing substantially all of the economic benefits). ProLogis Kingspark develops industrial distribution facilities in the United Kingdom. In December 1999, the ProLogis European Properties Fund acquired six additional operating facilities aggregating 1.1 million square feet from ProLogis and ProLogis Kingspark. ProLogis manages the assets of the ProLogis European Properties Fund and earns fees for these services. ProLogis had a 19.68% ownership interest in the ProLogis European Properties Fund as of December 31, 1999. On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities to the ProLogis European Properties Fund. As of December 31, 1999, this entity owned real estate with a net book value of $334.9 million (61 buildings aggregating 6.8 million square feet) and held secured debt of $142.7 million and unsecured debt of $30.9 million. After this contribution, ProLogis' ownership in the ProLogis European Properties Fund was increased to 44.29%. ProLogis is committed to contributing the remaining 49.9% of the common stock of this entity to the ProLogis European Properties Fund in January 2001. See "Item 2. Properties -- Facilities", "Item 2. Properties--Unconsolidated Entities" and Note 5 to ProLogis' Consolidated Financial Statements in Item 8.

     - During 1999, ProLogis completed the development of 4.5 million square feet of facilities at a total budgeted development cost of $179.8 for use in the property operations segment. As of December 31, 1999, ProLogis had
       2.7 million square feet of facilities under development with a total budgeted development cost of $98.7 million that, upon completion, are expected to be included in ProLogis' operating portfolio.

     - Acquisitions of existing distribution facilities were limited to two buildings in Mexico aggregating 98,000 square feet.

     Operations

     The property operations segment generated 85% of ProLogis' total revenues in 1999 (including amounts recognized under the equity method with respect to ProLogis' unconsolidated entities). This segment generated 94% of revenues in both 1998 and 1997 (including amounts recognized under the equity method with respect to ProLogis' unconsolidated entities). See Note 18 to ProLogis' Consolidated Financial Statements in Item 8.

     Operational achievements in this operating segment in 1999 included the following:

     - ProLogis' stabilized industrial distribution facilities portfolio of
       141.6 million square feet (including facilities directly owned, owned by consolidated entities or owned by unconsolidated entities) was 96.52% leased (96.02% occupied) as of December 31, 1999. Also, as of December 31, 1999, ProLogis' total operating portfolio of 148.5 million square feet (including facilities owned by ProLogis' consolidated and unconsolidated entities) was 94.95% leased (94.45% occupied). Stabilized facilities are those in which capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (but in no case longer than 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type).

     - During 1999, ProLogis, its consolidated and unconsolidated entities leased 33.2 million square feet of distribution space in 1,122 transactions. Rental rates on both new leases and renewals of leases on previously leased space increased 15.5% in 1999 and the weighted average customer retention rate was 68.1% in 1999.

     Market Presence

     The facilities in the property operations segment that are owned directly by ProLogis or through its consolidated entities are located in 46 cities in North America and seven cities in Europe. As of December 31, 1999, no individual market represents more than 10% of ProLogis' total real estate assets. ProLogis' largest markets (based on cost) are Dallas/Fort Worth (8.5%), Chicago (6.8%), Atlanta (6.7%), Paris, France (6.3%), San Francisco (South Bay) (5.11%) and San Francisco (East Bay) (4.9%). All of the facilities owned by ProLogis California are located in the Los Angeles market. The 18 facilities owned by the ProLogis European Properties Fund are located in 13 markets in Europe.

     ProLogis has sought to achieve significant market presence through the development and acquisition of master-planned distribution parks in its target market cities and selected submarkets of those cities. The target market cities and submarkets are selected when ProLogis' market research indicates that the long-term demand for distribution and light manufacturing space is stable to strong. The primary factors influencing future supply and demand for distribution facilities in ProLogis' target market cities will be continued job and population growth, import/export growth, related regional and local company growth, potential for reconfiguration of existing distribution networks and quality and cost of labor.

     ProLogis defines market presence not only in terms of square feet of facilities and acres of development land owned, but also by the extent ProLogis has developed relationships with customers in such markets. ProLogis' operating strategy is designed to meet the needs of today's distribution space users, which means providing functional, cost-effective facilities with a comprehensive level of service. ProLogis aims to shape the future trends of the industry through innovation, service and product leadership. ProLogis believes that by being a significant local owner and developer in a given market, it can generate high relative rental rates and occupancy levels, primarily because it has the ability to reduce turnover by meeting its customers' needs to either expand or contract. With its network of industrial distribution facilities and land positions, ProLogis is able to either relocate customers within its existing inventory of distribution space or develop new facilities to meet the customer's needs.

     In addition, a strong market presence provides ProLogis with increased access to potential leasing and corporate distribution facilities services transactions. ProLogis' experience has been that many members of the industrial brokerage community and many corporate users are motivated to develop relationships with the significant owners and developers in a particular market to facilitate their respective distribution needs. Having the opportunity to compete for a large percentage of the space requirements in each market is a crucial factor in achieving ProLogis' operating objectives.

     Competition

     In general, there are numerous other industrial facilities located in close proximity to ProLogis' facilities. The amount of rentable space available in any market could have a material effect on ProLogis' ability to rent space and on the rents charged. In addition, in many of ProLogis' submarkets, institutional investors and owners and developers of industrial facilities (including other REITs) compete for the acquisition, development and leasing of industrial space. Many of these entities have substantial resources and experience. Competition for acquisition of existing distribution facilities and land, both from institutional capital sources and from other REITs, has increased over the past several years.

     Property Management

     ProLogis provides active and effective management to directly serve its customers at the local level -- a strategy that ProLogis believes will enhance the long-term economic performance of its facilities and increase cash flow. ProLogis' property management group seeks to provide exceptional customer service and attention to customer needs. The group develops and implements proprietary operating, recruiting and training systems to achieve consistent levels of performance and professionalism throughout the ProLogis network. Of facilities directly owned and owned by ProLogis' consolidated and unconsolidated entities, ProLogis' property management group was managing 96.7% of ProLogis' North American operating facilities and all of ProLogis' European facilities.

     Customers

     One of ProLogis' objectives is to develop a customer base in each market that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users who have potential for growth in demand for distribution space owned by ProLogis. As of December 31, 1999, ProLogis (including its consolidated and unconsolidated entities) had over 3,600 customers in 140.3 million square feet of occupied industrial distribution space. ProLogis believes that having a large number of customers with generic space requirements in each submarket reduces ProLogis' exposure to overall occupancy declines. ProLogis' largest customer accounted for less than 2% of ProLogis' 1999 rental income (on an annualized basis) and the annualized base rent for ProLogis' 20 largest customers accounted for approximately 14% of ProLogis' 1999 rental income (on an annualized basis).

     Employees

     ProLogis and its consolidated entities directly employ approximately 600 persons in North America and Europe. Of the total, approximately 350 employees are assigned directly to the property operations segment. ProLogis' other employees may provide assistance in this segment but are not directly assigned to property operations. ProLogis believes its relationship with its employees to be good. ProLogis' employees are not represented by a collective bargaining agreement.

     Seasonal Nature of the Business

     The demand for industrial distribution space is not seasonal.

     Future Plans

     ProLogis' business plan for the property operations segment in North America calls for development and acquisition of existing distribution facilities to serve its customers, to enhance ProLogis' market presence in specific submarkets and to take advantage of opportunities where ProLogis believes it has the ability to achieve very favorable returns. ProLogis believes that its current level of investment in this operating segment in North America, including the facilities currently under development that will be part of the operating portfolio upon completion, enables it to service its customers at a high level and increase returns to shareholders.

     ProLogis' market research and customer feedback identified strong demand for distribution space in Europe as cross-border trade increases and many companies move to consolidate and reconfigure their distribution networks. Consolidation and the emergence of dominant regional distribution centers provide opportunities for ProLogis as a single-source pan-European provider of distribution facilities. Consequently, ProLogis' business plan for the property operations segment in Europe emphasizes growth in key distribution markets through the ProLogis European Properties Fund, primarily from the development of facilities within ProLogis' corporate distribution facilities services business segment that will be sold to the ProLogis European Properties Fund and then managed by ProLogis.

     ProLogis intends to self-fund its future investment activities in the property operations segment through operating cash flow, the disposition of non-strategic facilities and sales to the ProLogis European Properties Fund. The non-strategic assets are identified as those facilities that provide ProLogis with limited opportunities to increase cash flow and returns through increases in occupancy levels and rental rates. See the discussion of factors that could effect the future plans of ProLogis and its consolidated and unconsolidated entities at "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Factors".

  Corporate Distribution Facilities Services Business Segment

     Investment

     ProLogis operates its corporate distribution facilities services business segment ("CDFS business") in North America directly or through a consolidated entity in which ProLogis realizes substantially all of the economic benefits, ProLogis Development Services Incorporated ("ProLogis Development Services") (see "Item 2. Properties -- ProLogis Development Services"). In Europe (excluding the United Kingdom), ProLogis directly operates its CDFS business segment. In the United Kingdom, the CDFS business is operated by ProLogis Kingspark, an unconsolidated entity in which ProLogis recognizes substantially all of the economic benefits (see "Item 2. Properties -- Unconsolidated Entities"). ProLogis' CDFS business is customer-driven in that ProLogis will develop facilities for customers in locations desired by the customer. ProLogis will then sell the facility and redeploy the capital into land acquisitions and development opportunities. ProLogis does not intend to incur capital risk in this operating segment. In situations where ProLogis' customers need a specialized facility or need a facility in a market that ProLogis does not consider to have favorable dynamics, ProLogis will meet the customer's needs on a fee development basis only.

     As of December 31, 1999, the CDFS business segment had 10.2 million square feet of facilities under development with a total budgeted development cost of $543.0 million (including 8.0 million square feet with a total budgeted development cost of $325.5 million owned directly by ProLogis and ProLogis Development Services). These facilities are being developed with the objective of selling the facility to a third party or to an entity in which ProLogis has an ownership interest. To the extent the facilities are sold to entities in which ProLogis has an ownership interest, ProLogis' interest in the operations of these facilities will be included in its property operations segment. ProLogis, ProLogis Development Services and ProLogis Kingspark also earn fees under development management agreements. During 1999, 2.1 million square feet were developed under such agreements.

     ProLogis, ProLogis Development Services and ProLogis Kingspark have land positions (land owned or controlled through option, letter of intent, development rights agreement or contingent contract) aggregating 4,832 acres with the capacity for developing approximately 80.1 million square feet of distribution facilities. Of the total land positions, 3,020 acres, with the capacity for developing approximately 51.6 million square feet of distribution facilities, are owned or controlled by ProLogis and ProLogis Development Services. A significant portion of this land will be used within the CDFS business to develop facilities that will either be sold to third parties or to entities in which ProLogis has an ownership interest. However, some of the acreage could be used for future developments of facilities that, when completed, could be included in ProLogis' operating portfolio.

     Investment activities in the CDFS business in 1999 included the following:

     - Development starts aggregated 8.0 million square feet at a total budgeted development cost of $498.6 million. Of these starts, 4.0 million square feet at a total budgeted development cost of $355.8 million were in Europe.

     - Development completions aggregated 7.6 million square feet at a total budgeted development cost of $403.5 million (3.1 million square feet at a total budgeted development cost of $221.4 million located in Europe).

     - Land acquisitions aggregating 938.1 acres in 1999, 724.7 acres in North America and 213.4 acres in Europe. This land can be used for the development of approximately 16.4 million square feet of distribution facilities.

    Operations

     In 1999, the CDFS business generated $70.5 million of ProLogis' total revenues as compared to 1998 and 1997 when the CDFS business generated $20.5 million and $12.3 million of total revenues, respectively. As a percentage of total revenues, this operating segment has grown from 4% in 1997 to over 12% in 1999. In this operating segment, ProLogis recognizes its share of the net earnings of ProLogis Kingspark under the equity method as a component of its total revenues ($23.9 million in 1999 and $2.9 million for the period from acquisition on August 14, 1998 to December 31, 1998). See Note 18 to ProLogis' Consolidated Financial Statements in Item 8.

     The primary source of income in the CDFS business segment is the aggregate profits from dispositions of facilities. In addition, income in the CDFS business segment includes development management fees, earned primarily by ProLogis Kingspark. The CDFS business generated funds from operations of $76.5 million in 1999 ($28.9 million in North America and $47.6 million in Europe). Of the total European contribution to funds from operations in the CDFS business segment, ProLogis' share of ProLogis Kingspark's funds from operations was $29.8 million in 1999. In 1998 and 1997, the CDFS business generated funds from operations of $22.2 million and $12.3 million, respectively. All of the funds from operations generated by the CDFS business segment were from North America in 1998 (except for ProLogis' share of ProLogis Kingspark's funds from operations of $4.9 million) and 1997. Funds from operations is discussed and defined at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds from Operations".

     Operational achievements in the CDFS business in 1999 included the following:

     - ProLogis, ProLogis Development Services and ProLogis Kingspark sold 6.5 million square feet of facilities with net sales proceeds of $512.9 million.

     - ProLogis Kingspark had 1.2 million square feet of facilities being developed on behalf of customers under development management agreements. Fees earned by ProLogis Kingspark under such agreements were $5.4 million in 1999.

     Market Presence

     ProLogis' CDFS business spans substantially all of the property operations markets. Currently, ProLogis has facilities under development in this operating segment in 24 markets (including six markets in Europe) and has land positions in 39 markets (including six markets in Europe).

     Competition

     There are a number of other local, regional and national developers engaged in industrial distribution facility development in the same North American markets that ProLogis conducts business. Competition for land acquisitions, from both institutional capital sources and other REITs, has increased over the past several years. The disposition market in North America is competitive and is driven by the supply of new developments and interest rate levels.

     ProLogis believes that there are no other REITs or pan-European real estate operating companies in direct competition with their operations in Europe. However, there are a number of local and regional developers in ProLogis' target markets. The formation of the ProLogis European Properties Fund allows ProLogis and ProLogis Kingspark to sell the facilities it develops in the CDFS business to the ProLogis European Properties Fund at independently appraised values (i.e. 95% of appraised value) which minimizes the effects of competition.

     In addition, ProLogis, ProLogis Development Services and ProLogis Kingspark believe that they have a significant competitive advantage based upon the strategic locations of their extensive land positions owned or under control. Also, as the only industrial distribution facilities and services provider operating on a national, pan-European and global basis, ProLogis believes it has differentiated itself from many of its competitors.

     Customers

     ProLogis leverages off its existing customer relationships, primarily within the property operations segment and utilizes the ProLogis Operating System(TM) in identifying and marketing its CDFS business. See "-- ProLogis Operating System(TM)".

     Employees

     ProLogis and its consolidated entities directly employ approximately 600 persons in North America and Europe. Of the total, approximately 75 employees perform development activities including activities related to the CDFS business segment. ProLogis' other employees may provide assistance in this segment but are not directly assigned to the CDFS business segment. ProLogis believes its relationship with its employees to be good. ProLogis' employees are not represented by a collective bargaining agreement.

     ProLogis Kingspark employs 55 persons. ProLogis Kingspark's employees do not participate in a collective bargaining agreement and ProLogis Kingspark believes its relationship with its employees to be good.

     Seasonal Nature of the Business

     The demand for the industrial distribution facilities that are developed by ProLogis' CDFS business is not impacted on a seasonal basis. However, the development process can be impeded by weather, potentially delaying construction completions, particularly during the winter months in certain markets.

     Future Plans

     ProLogis' objective is to utilize the capital generated in the CDFS business to self-fund future CDFS business activities in North America and Europe, thereby minimizing the need for ProLogis to raise additional direct public debt and public equity capital. In addition, proceeds from the disposition of non-strategic assets in the property operations segment can be re-invested in higher yielding new development facilities within the CDFS business segment. ProLogis' research indicates that favorable market conditions are likely to continue in 2000 directly impacting this operating segment. Specifically, a limited supply of new state-of-the-art distribution space in Europe and the reconfiguration of supply chains necessitated by the increase in e-commerce businesses globally should favorably impact demand for the facilities and services provided by ProLogis within its CDFS operating segment.

     ProLogis believes that significant shareholder value can be achieved by expanding its service offerings to customers with limited need for ProLogis to raise additional public debt and public equity capital. ProLogis will continue to develop facilities for third parties and earn fees for these services in 2000. In addition, ProLogis has expanded the scope of the ProLogis Operating System(TM) through the formation of the Integrated Solutions Group (see
"-- ProLogis Operating System(TM) -- Integrated Solutions Group"). The Integrated Solutions Group will provide distribution-related services for customers including network optimization tools, tax incentive analysis and tax negotiation consulting, site selection and design consulting services. See the discussion of factors that could effect the future plans of ProLogis, ProLogis Development Services and ProLogis Kingspark at "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Factors".

  Temperature-Controlled Distribution Operations

     Investments

     In April 1997, ProLogis expanded its services platform by acquiring CS Integrated LLC a temperature-controlled-distribution company operating in the United States. ProLogis recognizes substantially all of the economic benefits of the entity that owns 100% of CS Integrated LLC (collectively, "CSI"). As of December 31,

1999 CSI owned or operated 54 temperature-controlled distribution facilities aggregating 167.6 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities) and had 4.8 million cubic feet under development in Atlanta. In January 1998, ProLogis acquired 100% of the preferred stock of a company in which it recognizes substantially all of the economic benefits. This company owns, through its wholly owned subsidiaries, 100% of a temperature-controlled distribution company headquartered in Sweden, Frigoscandia AB (collectively, "Frigoscandia"). As of December 31, 1999, Frigoscandia, which operates in nine European countries, owned or operated 88 temperature-controlled distribution facilities aggregating
192.3 million cubic feet and had 1.3 million cubic feet under development in Denmark. ProLogis accounts for its investments in CSI and Frigoscandia under the equity method. See "Item 2. Properties -- Unconsolidated Entities" and Note 5 to ProLogis' Consolidated Financial Statements in Item 8.

     In order to provide value-added supply chain management services to its customers, CSI and Frigoscandia leverage their existing temperature-controlled facilities network with information technology investments that increase the velocity and visibility of inventory and information throughout the entire supply chain. Additionally, CSI and Frigoscandia have and will continue to expand their respective temperature-controlled capacity through expansion and acquisition in selected markets that they believe will enhance their existing network and provide opportunities for growth in operating profits and cash flows. Accordingly, CSI added 53.5 million cubic feet of operating capacity in 1999, including 15.2 million cubic feet that was acquired in connection with the Meridian Merger. The remaining increase resulted from additional capacity in the retail dedicated segment (see "-- Operations"). Frigoscandia's cubic feet capacity was constant throughout 1999. However, to better serve its key customers, improvements and upgrades were made to its primary distribution service centers in the United Kingdom, Denmark, Sweden and Germany.

     During 1999, both CSI and Frigoscandia enhanced and improved their logistics information technology systems. These systems are being coordinated on a global basis which, when completed, will enable CSI and Frigoscandia to maximize synergies within and between the North American operations and the European operations.

     Operations

     ProLogis recognizes its share of the net earnings of CSI and Frigoscandia under the equity method as a component of its total revenues. For 1999, ProLogis' share of the net earnings of CSI and Frigoscandia was $6.4 million. In 1998 and 1997, ProLogis' share of the net earnings of CSI and Frigoscandia was a loss of $186,000 and income of $3.3 million, respectively. The income in 1997 consisted entirely of income from CSI. See Note 18 to ProLogis' Consolidated Financial Statements in Item 8. ProLogis' share of the funds from operations of CSI and Frigoscandia was $46.1 million in 1999 as compared to $45.7 million in 1998 and $3.3 million in 1997 (CSI only). Funds from operations is discussed and defined at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds from Operations".

     In 1999, CSI increased its non-asset based retail dedicated business segment, where CSI provides all logistics services (i.e. labor and transportation) to supermarket retailers in distribution facilities not owned by CSI. This business segment enables CSI to increase its revenues without significantly increasing its invested capital.

     Market Presence

     Market presence in the temperature-controlled distribution industry is generally defined by the volume available for storage of frozen and chilled foods in addition to the transportation network in place to serve its customers. With 54 facilities and 167.6 million cubic feet in operation (including 35.5 million cubic feet of dry distribution space operated in temperature-controlled facilities), CSI has the third largest temperature-controlled distribution network in the United States (based on cubic feet in operation). CSI's largest markets (based on cubic feet in operation) are Phoenix (17.8%), Southeastern Pennsylvania (15.2%), Atlanta (9.9%), Southern California (7.0%) and Chicago (6.6%).

     Frigoscandia is the largest temperature-controlled distribution company in Europe with 88 facilities in 12 markets and nine countries, consisting of 192.3 million cubic square feet in operation and 1.3 million cubic feet under development. Based on cubic feet in operation, France (36.9%), the United Kingdom (24.0%) and Germany (14.4%) represent the largest concentrations within Frigoscandia's service territory.

     This strong market presence in both North America and Europe benefits CSI and Frigoscandia in light of the trend toward industry consolidation. ProLogis believes that CSI and Frigoscandia are well positioned to provide supply-chain management services to major food manufacturers and retailers across multiple markets.

     Competition

     In North America, CSI competes directly with several national temperature-controlled distribution companies. However, the primary competition in many markets is from local and considerably smaller warehouse operators. In Europe, Frigoscandia has a distinct advantage over its competitors as few other European temperature-controlled distribution companies have operations in more than one market (as compared to the 12 markets in which Frigoscandia operates). Additionally, Frigoscandia is the largest operator of temperature-controlled distribution facilities in Europe, with a temperature-controlled storage volume of approximately three times that of its closest competitor. The temperature-controlled logistics industry has significant barriers to entry due to its capital-intensive nature.

     Customers

     CSI has approximately 3,275 customers including some of the nation's leading supermarket retailers in the United States. Of CSI's total revenues, approximately 59% were derived from its 20 largest customers. CSI's largest customer accounted for approximately 33% of total revenues. Frigoscandia has approximately 6,000 customers and its largest customer accounted for approximately 9% of total revenues. Frigoscandia's 20 largest customers accounted for approximately 45% of total revenues.

     The objective of the temperature-controlled distribution operations segment is to develop a customer base with complementary needs to build a highly effective consolidated supply chain for temperature-controlled foods. In addition to the marketing efforts designed to meet this objective, CSI and Frigoscandia have begun coordinated global marketing efforts aimed at leveraging off their existing customer relationships with multinational companies.

     Employees

     CSI and Frigoscandia directly employ all employees in the temperature-controlled distribution operations segment. CSI employs approximately 3,700 persons in the United States, of whom approximately 41% participate in collective bargaining agreements. Frigoscandia employs approximately 2,800 persons in 12 European countries (including three countries where Frigoscandia provides transportation services but has no temperature-controlled distribution facilities), of whom approximately 80% participate in collective bargaining agreements. Both CSI and Frigoscandia believe their relationships with their employees to be good.

     Seasonal Nature of the Business

     The temperature-controlled distribution operations segment is seasonal, in that demand for temperature-controlled distribution facilities is stronger during the third quarter of the calendar year and is at its lowest level in the first quarter of the calendar year. The seasonal nature of temperature-controlled distribution operations coincides with the lower demand for frozen foods, such as ice cream, during the winter months and the timing of the harvests of various food crops in the third quarter of the year, which increases the demand for temperature-controlled storage capacity during that time.

     Future Plans

     ProLogis believes that the overall temperature-controlled logistics industry supply and demand trends are positive and signal continued consolidation, optimization and globalization. ProLogis views its investments in CSI and Frigoscandia as one temperature-controlled distribution network delivering worldwide temperature-controlled logistics solutions to national, pan-European and global customers. Expansion into new markets in

North America and Europe will be considered to the extent that such expansion is necessary to enable CSI and Frigoscandia to expand its services to the major food manufacturers and retailers that operate across multiple markets and internationally. These expansions are expected to be principally funded with internal capital generated from the operations of each company. Strong emphasis in the year 2000 will be placed on the global marketing of the varied service offerings that CSI and Frigoscandia can provide to customers who can benefit from a single-source global temperature-controlled logistics provider. Additionally, investments in information technology in 2000 will enhance the operation of both CSI and Frigoscandia by upgrading their warehouse management systems and labor management systems thereby improving productivity and service quality. These efforts will provide CSI and Frigoscandia with opportunities to increase their service offerings, including integrated supply chain management, transportation services and retail dedicated services without the need for significant additional capital investments from ProLogis. See the discussion of factors that could effect the future plans of ProLogis, CSI and Frigoscandia at "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Factors".

PROLOGIS OPERATING SYSTEM(TM)

     The cornerstone of ProLogis' business strategy is the ProLogis Operating System(TM). The ProLogis Operating System(TM) is comprised of the Market Services Group, the Global Services Group, the Global Development Group and the newly formed Integrated Solutions Group. The ProLogis Operating System(TM) is a customer service delivery system that has been designed to provide substantial benefits to existing and prospective ProLogis customers, including:

     - Relocation Capability. Because user requirements can change frequently, ProLogis' presence in over 50 North American and European markets permits ProLogis to accommodate the reconfiguration needs of its customers by relocating an existing customer within a market or between markets both nationally and globally.

     - Expansion Capability. ProLogis, through its development program, land inventory and existing facilities, can work effectively with existing and prospective customers whose growing business needs require them to expand their distribution facilities. This expansion may result in relocating the customer to larger ProLogis spaces within a market or in developing a facility specifically for the customer.

     - Development Capability. ProLogis' team of development professionals builds generic facilities that will appeal to a wide variety of customers or to specifically meet ProLogis' customers' needs. ProLogis incorporates the latest technology with respect to building design and building systems and has developed consistent standards and procedures that it strictly adheres to in the development of all of its facilities.

     - Centrally Coordinated Program. ProLogis provides a single point of contact for multi-location global users of distribution facilities through the Global Services Group, whose members are responsible for building long-term customer relationships and ensuring that all of ProLogis' services and products are consistent in quality. ProLogis' experience to date suggests that many major corporate customers are limiting the number of services providers that they work with to meet their distribution facility requirements.

     The customer focus of the ProLogis Operating System(TM) provides for a high-quality service level and a single point of contact for distribution solutions on a global basis and positions ProLogis to build customer relationships that will generate additional business opportunities.

  Market Services Group

     The Market Services Group is comprised of five senior officers, 23 market officers, three country officers in Europe and approximately 315 property management and leasing employees. ProLogis' market officers have extensive experience in marketing distribution space and are responsible for understanding the needs of existing and prospective customers in their respective markets. To meet such needs, market officers utilize their extensive knowledge of local market conditions, including the cost and availability of alternative space, and are supported by their team of property management and leasing professionals. A key role of the market officers is assisting the

Global Services Group in identifying ProLogis' customers with multiple market requirements. ProLogis believes that the market officers' access to national and international ProLogis resources improves their ability to serve customers in the local market.

     Market officers do not develop projects or borrow or commit capital. Their focus is strictly on managing the facilities in their markets, creating and maintaining relationships with distribution space users and industrial brokers, marketing ProLogis' products and identifying potential acquisition, development and leasing opportunities in their target market cities.

  Global Services Group

     The Global Services Group, comprised of 16 employees, is dedicated to providing service to the largest users of distribution space that ProLogis has identified as targeted customers, with the primary focus on making ProLogis the preferred provider of distribution space to these companies. The Global Services Group is headquartered in Denver and Amsterdam and has regional offices in Atlanta, Chicago, the Los Angeles metropolitan area and the New York City metropolitan area. A key function of this group is identifying companies whose reconfiguration and expansion plans will create future development or multiple market opportunities to meet these customers' needs. Global Services Group professionals build long-term relationships with ProLogis' customers and provide a single point of contact to simplify and streamline the execution of such customers' distribution space plans. An ancillary benefit of this extensive contact with customers is the ability to be on the forefront of international and national distribution and logistics trends.

  Global Development Group

     The Global Development Group, comprised of 72 employees, focuses substantial research and development efforts on creating industry-leading master-planned distribution parks and facilities. Members of the Global Development Group have extensive experience in the development and construction of these facilities.

     The Global Development Group is comprised principally of architects, engineers and construction professionals who oversee every aspect of the land planning and building design processes. These professionals also monitor the construction process and oversee the performance of third-party general contractors. The Group's development specialists and project managers operate regionally to better serve their markets. The project managers supervise each project with oversight from ProLogis' management, pursuant to uniform standards, procedures and specifications that have been carefully designed to achieve consistent quality.

     ProLogis believes the depth and breadth of experience within the Global Development Group enhances the effectiveness of the Global Services Group and provides the market officers with a distinct competitive advantage for development opportunities in their respective markets.

  Integrated Solutions Group

     The Integrated Solutions Group, currently comprised of four employees, coordinates a menu of value-added customer services including supply chain optimization, strategic site selection, business location services and design build/fee development. The Integrated Solutions Group was formed in August 1999 to further develop ProLogis' ability to service all areas of its customer's distribution needs. ProLogis believes that the offering of these additional services will allow ProLogis to deepen its customer relationships with relatively small additional capital requirements.

FINANCING STRATEGY

     ProLogis believes that a successful real estate operating company should have the ability to access the equity and debt markets efficiently and expeditiously to permit it to capitalize on business opportunities within each of its operating segments. ProLogis funded its capital requirements in 1999 with internally generated capital, asset sales, private equity, public debt and other debt financing transactions. Historically, ProLogis has utilized and will continue to utilize the borrowing capacity available through its unsecured lines of credit to finance investment opportunities as they arise pending completion of asset sales and longer-term debt or equity financing arrangements. ProLogis' total debt as a percentage of total undepreciated book capitalization was 43.0% as of December 31, 1999.

     During 1999, the following financing activities were completed:

     - ProLogis completed a series of secured debt financing transactions with aggregate principal of $466.0 million at an average interest rate of 7.34% ($182.0 million of this debt was assumed by ProLogis California when the company was formed -- see Note 5 to ProLogis' Consolidated Financial Statements in Item 8).

     - ProLogis completed a $500.0 million unsecured public debt offering in April 1999, at an average interest rate of 6.90%.

     - ProLogis' U.S. dollar denominated, short-term borrowing capacity was increased from $375.0 million to $575.0 million. ProLogis' average interest rate on the $45.0 million of outstanding borrowings on the U.S. dollar denominated unsecured lines of credit as of December 31, 1999 was 7.46%.

     - A multi-currency line of credit in the currency equivalent of 325.0 million euros (the currency equivalent of $327.3 million as of December 31, 1999 based on currency exchange rates quoted by Reuters) was put in place. The outstanding borrowings as of December 31, 1999 of 53.3 million euros (the currency equivalent of $53.7 million as of December 31, 1999 based on currency exchange rates quoted by Reuters) were at a weighted average interest rate of 4.25%.

     - Formation of the ProLogis European Properties Fund which will allow ProLogis to access over 1.06 billion euros (the currency equivalent of $1.07 billion as of December 31, 1999 based on currency exchange rates quoted by Reuters) of third party equity capital committed by a group of institutional investors. This capital is to be used to fund acquisitions of industrial distribution facilities in Europe from ProLogis, ProLogis Kingspark or third parties. Of the total commitment, 182.6 million euros (the currency equivalent of $184.0 million as of December 31, 1999 based on currency exchange rates quoted by Reuters) was funded through December 31, 1999.

     - In 1999, ProLogis disposed of 20.6 million square feet of facilities: (i) sales of non-strategic facilities aggregated 2.6 million square feet with net proceeds of $99.5 million; (ii) facilities sold to ProLogis California aggregated 11.5 million square feet with total proceeds of $538.3 million (of which 50% represented third party investment and portions of the proceeds were received in the form of an equity interest in ProLogis California, the assumption of $199.3 million of ProLogis debt by ProLogis California and the issuance of $62.0 million of debt by ProLogis California); (iii) dispositions of facilities in the CDFS business segment to third parties aggregated 3.2 million square feet and net proceeds of $256.4 million; and (iv) sales of facilities from ProLogis and ProLogis Kingspark to the ProLogis European Properties Fund aggregated 3.3 million square feet with total proceeds of $256.5 million (of which $38.4 million was received in the form of an equity interest in the ProLogis European Properties Fund).

PROLOGIS MANAGEMENT

     ProLogis' success depends upon management's ability to provide strategic and day-to-day management, research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, asset disposition, management information systems support and legal and accounting services. A significant portion of these services are provided internally by ProLogis' management, while certain other administrative services are supplemented by or provided by Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, pursuant to an administrative services agreement ("ASA"). The ASA supplements services performed by ProLogis personnel including, but not limited to, payroll and human resources, cash management, accounts payable, specified information systems support, research and insurance services. These services are provided in exchange for a fee based on negotiated rates for each service provided. Total fees incurred under the ASA were $3.4 million in 1999. The ASA expires on December 31, 2000.

     ProLogis believes that the quality of its management should be assessed in light of the following factors:

     - Management Depth. ProLogis has several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operation of the company.

     - Strategic Vision. ProLogis' management has demonstrated a strategic vision in determining an operating and investment focus that has provided favorable initial yields and long-term growth prospects. ProLogis' business strategy has focused on acquiring (at prices below replacement cost) and developing an international distribution network and a land inventory in selected distribution markets where demographic and supply factors have permitted high relative occupancies at increasing rents. Through the ProLogis Operating System(TM), ProLogis believes it is the first international operating company that has been able to address and service a corporate customer's distribution space requirements on an international, national, regional and local basis.

     - Research Capability. ProLogis divides its target market cities into numerous submarkets for analysis purposes. ProLogis' management has emphasized a submarket by submarket research-based approach in determining appropriate investment opportunities.

     - Investment Committee Process. An internal investment committee provides ProLogis with discipline and guidance to allow ProLogis to achieve its investment goals. The 12 members of ProLogis' investment committee have extensive years of experience in the real estate industry. The internal investment committee evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the investment committee of the Board of Trustees (the "Board").

     - Acquisitions Capability/Due Diligence Process/Asset
       Optimization. ProLogis has experienced senior personnel who perform disciplined and thorough due diligence in determining whether potential investments and divestitures meet ProLogis' long-term objectives. ProLogis employs 24 professionals performing these functions and has developed extensive uniform systems and procedures for analysis and due diligence to ensure that ProLogis maximizes its investment and divestiture opportunities.

     - Development Capability. By internally developing projects, ProLogis has captured additional value that normally escapes through sales premiums paid to third party developers. ProLogis has approximately 115 employees performing development activities (including 43 of ProLogis Kingspark's employees) with significant development experience. ProLogis has engaged in substantial development of distribution facilities (50.8 million square feet at a total investment of $1.9 billion developed since 1991).

     - Operating Capability. ProLogis believes that management can substantially improve operating performance and achieve long-term sustainable growth in cash flow by actively and effectively managing assets. ProLogis conceived of and developed the ProLogis Operating System(TM) to effectively operate ProLogis' business and provide customers with an exceptional level of coordinated, comprehensive services, including property management, leasing and development management services. ProLogis also provides comprehensive asset management services provided to entities in which ProLogis has an ownership interest.

     - Capital Markets Capability. ProLogis has been able to effectively raise equity and debt capital that has allowed it to achieve strong growth in cash flows through investment. ProLogis enhances its ability to raise capital and acquire assets by its ability to effectively communicate ProLogis' strategy and performance to investors, sellers of property and the financial media. ProLogis' personnel prepare informational materials for and conduct periodic meetings with the investment community and analysts.

  Executive Officers and Trustees of ProLogis

     Officers and Trustees of ProLogis

     *K. Dane Brooksher -- 61 -- Mr. Brooksher was elected as a Trustee in October 1993. He has been Chairman and Chief Executive Officer of ProLogis since March 1999 and Co-Chairman and Chief Operating Officer of ProLogis from November 1993 to March 1999. Mr. Brooksher had comparable responsibilities with

ProLogis' former management company from November 1993 to September 1997. Prior thereto, Mr. Brooksher was Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick, independent public accountants, where he served on the Board of Directors and Management Committee and as International Development Partner for Belgium and the Netherlands. Mr. Brooksher is also a Director of Butler Manufacturing Company. Mr. Brooksher's term as Trustee expires in 2002.

     *Stephen L. Feinberg -- 55 -- Mr. Feinberg was elected as a Trustee in January 1993. Since 1970, he has been Chairman of the Board and Chief Executive Officer of Dorsar Investment Co., Inc., a diversified holding company with interests in real estate and venture capital. Mr. Feinberg is also a Director of Security Capital Preferred Growth Incorporated, Continental Transmission Corporation, Harvill Press Limited, St. John's College, The Santa Fe Institute, and The Feinberg Foundation, Inc. He was formerly Chairman of the Board of St. John's College, and a former director of Farrar, Strauss and Gioroux, Inc. (a private publishing company), Molecular Informatics, Inc., Border Steel Mills, Inc., Springer Building Materials Corporation, Circle K Corporation, EnerServe Products, Inc., and Texas Commerce Bank-First State. Mr. Feinberg's term as Trustee expires in 2001.

     Donald P. Jacobs -- 72 --Mr. Jacobs was elected as a Trustee in February 1996. Mr. Jacobs has been a member of the J.L. Kellogg Graduate School of Management of Northwestern University since 1957, and Dean since 1975. Mr. Jacobs is a member of the Board of Directors of Commonwealth Edison and its parent company, Unicom, Hartmarx Corporation, Terex Corporation, and CDW. He was formerly Chairman of the Public Review Board of Andersen Worldwide. From 1990 to 1992, Mr. Jacobs was Chairman of the Advisory Committee of the Oversight Board of the Resolution Trust Corporation for the third region; from 1975 to 1979, Chairman of the Board of AMTRAK; from 1970 to 1971, Co-Staff Director of the Presidential Commission on Financial Structure and Regulation; from 1963 to 1964, Senior Economist for the Banking and Currency Committee of the U.S. House of Representatives. Mr. Jacobs' term as Trustee expires in 2001.

     *Irving F. Lyons, III -- 50 -- Mr. Lyons was elected as a Trustee in March 1996. He has been President of ProLogis since March 1999 and Chief Investment Officer from March 1997. Mr. Lyons was Co-Chairman of ProLogis from March 1997 to March 1999 and from December 1993 to March 1997, he was Managing Director. Mr. Lyons had comparable responsibilities with ProLogis' former management company from January 1994 to September 1997. Prior thereto, Mr. Lyons was the Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons' term as Trustee expires in 2000.

     John S. Moody -- 51 -- Mr. Moody was elected a Trustee in March 1999. He was a director of Meridian Industrial Trust from 1996 to March 1999. Mr. Moody is a Director and President and Chief Executive Officer of Cornerstone Properties, Inc., a publicly held REIT that became self-advised in June 1995. From April 1991 to June 1995, Mr. Moody was President and Chief Executive Officer of Deutsche Bank Realty Advisors, where he was responsible for a $2 billion real estate portfolio. Deutsche Bank Realty Advisors was a wholly owned subsidiary of Deutsche Bank AG and acted as the real estate advisor to all Deutsche Bank-sponsored real estate in North America. Mr. Moody's professional affiliations include the Association of Foreign Investors in U.S. Real Estate and the Urban Land Institute. Mr. Moody's term as Trustee expires in 2001.

     *William G. Myers -- 72 -- Mr. Myers was elected as a Trustee in January 1995. Mr. Myers is Chief Executive Officer of Ojai Ranch and Investment Company, Inc., Santa Barbara, California, which he founded in 1963 (agri-business and other investments). He was formerly a Trustee of Archstone Communities Trust, a REIT affiliated with Security Capital and a former Director of S.E.E. International, Itedek, Inc. and Bank of A. Levy. Mr. Myers serves as a Director of the Library of Congress, James Madison Council; California Historical Society Foundation; and St. Joseph's Health & Retirement Foundation. He is also a Director of the Santa Barbara Botanic Gardens, Chalone Wine Group and The Nature Conservancy and a Trustee of H.C.R.C. Merritt Trusts. Mr. Myers' term as Trustee expires in 2000.

     John E. Robson -- 69 -- Mr. Robson was elected as a Trustee in April 1994. Since October 1993, Mr. Robson has served as Senior Advisor of Robertson Stephens, a San Francisco based investment banking firm. From 1989 to 1992, Mr. Robson served as Deputy Secretary of the United States Treasury. From 1986 to 1989, Mr. Robson was Dean and Professor of Management, Emory University School of Business Administration. From 1977 to 1985, he served as President and Chief Executive Officer and as Executive Vice President of

G.D. Searle & Co. (pharmaceutical and consumer products). Mr. Robson is currently a director of Exide Corporation, Monsanto Company and Northrop Grumman Corporation. Mr. Robson's term as Trustee expires in 2000.

     *Kenneth N. Stensby -- 60 -- Mr. Stensby was elected as a Trustee in March 1999. He was a director of Meridian Industrial Trust from 1996 to March 1999. Mr. Stensby was President and Chief Executive Officer of United Properties, a large Minneapolis-based diversified real estate company, from 1974 until his retirement in January 1995. Mr. Stensby is past President of the National Association of Industrial and Office Parks and was a director of First Asset Realty Advisors, a pension advisory subsidiary of First Bank of Minneapolis. Mr. Stensby is currently a director of Corner House. Mr. Stensby's term as Trustee expires in 2002.

     J. Andre Teixeira -- 47 -- Mr. Teixeira was appointed as a Trustee in February 1999. He is President of Coca-Cola for the Russia/Ukraine Region. He is also General Manager for Coca-Cola Russia, Ukraine and Belarus. Mr. Teixeira also serves as Head of Representation for the Coca-Cola Export Corporation, Moscow. From 1995 to 1998, Mr. Teixeira was Director of the Development Center, Europe, for Coca-Cola Greater Europe, Director, Brussels Operations, Coca-Cola Greater Europe, and Managing Director, Coca-Cola Services S.A. Mr. Teixeira was the Africa Group Account Executive, Development, for Coca-Cola from 1994 to 1995, and Director, Research & Development, Coca-Cola Greater Europe from 1990 to 1995. Mr. Teixeira's term as Trustee expires in 2001.

     *Thomas G. Wattles -- 48 -- Mr. Wattles was elected as a Trustee in January 1993. He was a Director of ProLogis' predecessor since its formation in June 1991. Mr. Wattles was Non-Executive Chairman of ProLogis from March 1997 to May 1998. Mr. Wattles was Co-Chairman and Chief Investment Officer of ProLogis from November 1993 to March 1997, and had comparable responsibilities with ProLogis' former management company from June 1991 to September 1997. Mr. Wattles is currently a director of Security Capital, Urban Growth Properties Trust, CWS Communities Trust and Security Capital-European Realty (all affiliates of Security Capital). Mr. Wattles' term as Trustee expires in 2002.

     Members of ProLogis' investment committee are designated by an asterisk
(*).

     Senior Officers

     *Jeffrey H. Schwartz -- 40 -- Vice Chairman for International Operations since June 1999, where he has overall responsibility for all international investment activities and operations. Mr. Schwartz was Senior Managing Director and Chief Investment Officer for International Operations of ProLogis from December 1998 to June 1999. Mr. Schwartz was Managing Director of ProLogis from December 1994 to December 1998; he had comparable responsibilities with ProLogis' former management company from October 1994 to September 1997. Prior thereto, Mr. Schwartz was a founder and managing partner of The Krauss/Schwartz Company, one of the largest industrial real estate developers in Florida. Mr. Schwartz has been a Director of Security Capital European Realty since November 1997.

     *Walter C. Rakowich -- 42 -- Managing Director and Chief Financial Officer of ProLogis since December 1998, where he is responsible for worldwide corporate finance. From December 1997 to December 1998, Mr. Rakowich was Managing Director of ProLogis. Mr. Rakowich had comparable responsibilities with ProLogis' former management company from July 1994 to September 1997. Prior thereto, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions from October 1993 to June 1994.

     *John W. Seiple -- 41 -- Managing Director of ProLogis since December 1997, where he has been Chief Operating Officer for North American operations since December 1998. From November 1994 to December 1997, Mr. Seiple was Senior Vice President of ProLogis and from October 1993 to September 1997, he had comparable responsibilities with ProLogis' former management company.

     *Robert J. Watson -- 50 -- Managing Director of ProLogis since January 1993, where he has been the Chief Operating Officer for European operations since December 1998; he was formerly the Chief Operating Officer for North American operations. From January 1993 to September 1997, he had comparable responsibilities with ProLogis' former management company.

     *Ned K. Anderson -- 53 -- Managing Director of ProLogis since December 1998, where he has responsibility for the Pacific Region of the United States; from December 1993 to December 1998, Mr. Anderson was Senior Vice President of ProLogis. Mr. Anderson had comparable responsibilities with ProLogis' former management company from September 1994 to September 1997. Prior thereto, Mr. Anderson was a partner at King & Lyons, a San Francisco Bay Area industrial real estate development and management company.

     Paul C. Congleton -- 45 -- Managing Director of ProLogis since September 1999, where he heads the Global Services Group. Mr. Congleton was a Senior Vice President of ProLogis from December 1998 to September 1999, where he has responsibility for the Southeast Region. Mr. Congleton was Vice President of ProLogis from January 1995 to December 1998; from January 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from October 1990 to December 1994, he was Principal with Overland Company.

     *Steven K. Meyer -- 51 -- Managing Director of ProLogis since December 1998, where he has responsibility for the Central Region of the United States. Mr. Meyer was Senior Vice President of ProLogis from December 1995 to December 1998. Mr. Meyer had comparable responsibilities with ProLogis' former management company from September 1994 to September 1997. Prior thereto, from 1990 to July 1994, Mr. Meyer was Executive Vice President with Trammell Crow Company.

     Robin P. R. von Weiler -- 43 -- Managing Director and Regional Head of ProLogis since December 1999, where he is responsible for Northern and Central Europe. Mr. von Weiler was a Senior Vice President of ProLogis from October 1997 to December 1999, where he was responsible for global services and marketing in Northern Europe. Prior thereto, from April 1972 to September 1997, he was with DTZ Zadelhoff V.O.F., where his most recent position was Vice Managing Director, Real Estate Agent and Corporate Advisor. Mr. von Weiler is a registered Real Estate Agent and a Member of the Dutch Real Estate Agents Association.

     Frank H. Fallon -- 38 -- Senior Vice President of ProLogis since September 1999, where he has responsibility for the Southeast Region of the United States. From January 1995 to September 1999, Mr. Fallon was Vice President of ProLogis; from September 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from March 1987 to December 1994, Mr. Fallon was with Trammell Crow Company

     Kent W. Johnson -- 46 -- Senior Vice President of ProLogis since July 1995, where he heads the Integrated Solutions Group; from July 1995 to September 1997, he headed the Global Services Group for ProLogis' former management company. Prior thereto, from March 1994 to June 1995, Mr. Johnson was National Director for Sequent Computer Systems; from January 1977 to March 1994, he held various positions with IBM, including National Account Director and Branch Manager.

     M. Gordon Keiser, Jr. -- 55 -- Senior Vice President of ProLogis since October 1995 and Treasurer since December 1998, where he is responsible for relationships with ProLogis lenders; from October 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from August 1988 to October 1995, Mr. Keiser was Senior Vice President of JMB Realty Corporation, where he was responsible for corporate finance and capital markets financing. Previously, he was with KPMG Peat Marwick.

     Edward F. Long -- 43 -- Senior Vice President and Controller of ProLogis since December 1998, where he is responsible for worldwide accounting, financial reporting and financial forecasting. From January 1996 to December 1998, Mr. Long was Vice President and Controller of ProLogis; from June 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from December 1990 to June 1995, he was Director of Financial Services for Coopers & Lybrand in Central Florida and the Carolinas. Mr. Long is a Certified Public Accountant.

     Debra A. McRight -- 40 -- Senior Vice President of ProLogis since December 1999, where she is responsible for national property management operations. From September 1995 to December 1999, Ms. McRight was Vice President of ProLogis; from September 1995 to September 1997, she had comparable responsibilities with ProLogis' former management company. Prior thereto, from June 1989 to February 1995, she was with Paragon Group, Inc.

     David S. Morze -- 39 -- Senior Vice President of ProLogis since March 1999, where he has responsibility for the Mid-Atlantic Region of the United States. Mr. Morze was Vice President of ProLogis from March 1995 to December 1998; from March 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from May 1993 to March 1995, Mr. Morze was employed by the SARES*REGIS GROUP of Northern California, where he was responsible for marketing and leasing activities in the San Francisco Eastbay Industrial Market.

     Edward S. Nekritz -- 34 -- Senior Vice President of ProLogis since December 1998 and Secretary since March 1999, where he serves as General Counsel and oversees the provision of all legal services for ProLogis. Mr. Nekritz also focuses on strategic initiatives and is responsible for the coordination of ProLogis' international leasing and environmental compliance programs. From September 1995 to December 1998, Mr. Nekritz was Vice President of ProLogis; from September 1995 to September 1997, he had comparable responsibilities with ProLogis' former management company. Prior thereto, from October 1990 to September 1995, Mr. Nekritz was an attorney with Mayer, Brown & Platt.

     John R. Rizzo -- 50 -- Senior Vice President of ProLogis since January 1999, where he supervises development services related to construction management and corporate distribution facilities. Prior thereto, from 1983 to January 1999, Mr. Rizzo was with the Perini Corporation, where his most recent position was Senior Vice President and Chief Operating Officer of Perini Management Services Incorporated.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. ProLogis has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired as of December 31, 1999, and ProLogis is not aware of any environmental condition with respect to any of its properties that is likely to be material. ProLogis or the predecessor owners have subjected each of its properties to an environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of, any environmental liability (including asbestos-related liability) that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to ProLogis or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

INSURANCE COVERAGE

     ProLogis and its consolidated and unconsolidated entities currently carry comprehensive insurance coverage including, liability, fire, flood, earthquake, environmental, extended coverage and rental loss as appropriate for the markets where each entities' facilities and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar facilities. ProLogis believes its facilities and the facilities of its consolidated and unconsolidated entities are adequately insured; however, an uninsured loss could result in loss of capital investment and anticipated profits.

ITEM 2. PROPERTIES

INDUSTRIAL DISTRIBUTION FACILITIES

     ProLogis and its consolidated entities (see -- "Consolidated
Entities -- Partnerships") have invested primarily in generic industrial distribution facilities with an average office finish level of less than 10%. Due to the costs associated with retrofitting customer spaces, service center product has been acquired only on a very limited basis, generally as part of portfolio acquisitions in which the majority of product being acquired was bulk distribution. ProLogis' industrial real estate is typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products.

     - Distribution. ProLogis' distribution space is adaptable for both bulk distribution and light manufacturing or assembly uses. Based upon square footage, ProLogis' operating portfolio was comprised of 88.1% bulk distribution and 10.5% light manufacturing facilities as of December 31, 1999.

     - Service Center and Other. Under ProLogis' definition, service centers are multi-customer buildings that have a higher percentage of office space than distribution facilities and only have grade-level loading as opposed to truck dock loading. As of December 31, 1999, service center product constituted approximately 1.1% of the square feet in ProLogis' operating portfolio and other miscellaneous facilities (primarily office facilities), acquired as part of portfolio acquisitions, constitute 0.3% of the square feet in ProLogis' operating portfolio.

GEOGRAPHIC DISTRIBUTION

     ProLogis and its consolidated entities (see -- "Consolidated
Entities -- Partnerships") have direct ownership of industrial distribution facilities in North America and Europe. In North America (United States and Mexico), ProLogis' facilities are located in 25 states and the District of Columbia and 46 cities (including four cities in Mexico). In Europe, ProLogis' facilities are located in four countries and seven cities. The table below demonstrates the geographic distribution of ProLogis' portfolio (operating facilities and facilities under development). The table excludes land held for future development which represents less than 5% of ProLogis' total investment, based on cost as of December 31, 1999 and 1998. The table does not include facilities that are owned by ProLogis' unconsolidated entities which are discussed under " -- Unconsolidated Entities".

                                                 DECEMBER 31, 1999               DECEMBER 31, 1998
                                            ---------------------------     ---------------------------
                                                            PERCENTAGE                      PERCENTAGE
                                            NUMBER OF      ASSETS BASED     NUMBER OF      ASSETS BASED
                                            FACILITIES      ON COST(1)      FACILITIES      ON COST(1)
                                            ----------     ------------     ----------     ------------
NORTH AMERICAN MARKETS:
  Atlanta, Georgia........................      103             6.20%           104             7.15%
  Austin, Texas...........................       33             1.53             37             2.22
  Birmingham, Alabama.....................        6             0.69              6             0.96
  Charlotte, North Carolina...............       32             2.28             29             2.41
  Chattanooga, Tennessee..................        5             0.30              5             0.43
  Chicago, Illinois.......................       64             6.25             40             4.89
  Cincinnati, Ohio........................       46             3.04             43             3.15
  Columbus, Ohio..........................       32             4.43             21             2.10
  Dallas/Fort Worth, Texas................      120             8.31             71             5.07
  Denver, Colorado........................       28             1.82             26             2.46
  Detroit, Michigan.......................       21             0.78              4             0.14
  East Bay (San Francisco), California....       54             4.59             44             3.55
  El Paso, Texas..........................       22             1.56             27             2.33
  Fort Lauderdale/Miami, Florida..........       16             1.58             11             1.49
  Houston, Texas..........................       84             4.29             74             4.73
  I-95 Corridor, New Jersey...............       35             4.27             21             3.89
  Indianapolis, Indiana...................       45             2.85             41             3.15
  Juarez, Mexico..........................        6             0.27              4             0.26

                                                 DECEMBER 31, 1999               DECEMBER 31, 1998
                                            ---------------------------     ---------------------------
                                                            PERCENTAGE                      PERCENTAGE
                                            NUMBER OF      ASSETS BASED     NUMBER OF      ASSETS BASED
                                            FACILITIES      ON COST(1)      FACILITIES      ON COST(1)
                                            ----------     ------------     ----------     ------------
  Kansas City, Kansas/Missouri............       29             1.14             29             1.57
  Las Vegas, Nevada.......................       18             2.18             14             1.50
  Los Angeles/Orange County,
     California(2)........................        4             0.95             29             6.38
  Louisville, Kentucky....................       10             1.19              8             0.97
  Memphis, Tennessee......................       40             2.80             25             2.13
  Monterrey, Mexico.......................       10             0.90              8             1.04
  Nashville, Tennessee....................       31             1.72             27             1.66
  Oklahoma City, Oklahoma.................        6             0.21              6             0.29
  Orlando, Florida........................       23             1.73             17             1.16
  Phoenix, Arizona........................       32             1.63             25             1.32
  Portland, Oregon........................       26             1.42             29             2.11
  Reno, Nevada............................       19             1.50             17             1.29
  Reynosa, Mexico.........................       12             0.77              8             0.67
  Rio Grande Valley, Texas................       14             0.49             15             0.85
  Salt Lake City, Utah....................       10             1.16              9             1.46
  San Antonio, Texas......................       47             2.08             46             2.70
  San Diego, California...................       --               --              3             0.38
  Seattle, Washington.....................       15             1.21             10             1.34
  South Bay (San Francisco), California...       72             4.68             70             6.06
  St. Louis, Missouri.....................       15             0.95             15             1.13
  Tampa, Florida..........................       62             2.52             62             3.41
  Tijuana, Mexico.........................        4             0.42              2             0.26
  Tulsa, Oklahoma.........................        9             0.23             10             0.37
  Washington D.C./Baltimore, Maryland.....       40             3.05             39             3.98
  Other...................................        3             0.13              4             0.32
                                              -----           ------          -----           ------
                                              1,303            90.10          1,135            94.73
                                              -----           ------          -----           ------
EUROPEAN MARKETS(3)(4)(5):
  Amsterdam, Netherlands..................        1             0.20              4             1.18
  Cologne, Germany........................        1             0.33             --               --
  Lille, France...........................        2             0.15             --               --
  London, England.........................       --               --              1             0.97
  Lyon, France............................        3             0.50              3             0.62
  Paris, France...........................       57             6.36              4             0.82
  Rotterdam, Netherlands..................        3             0.52              2             0.45
  Warsaw, Poland..........................        9             1.84              5             1.23
                                              -----           ------          -----           ------
                                                 76             9.90             19             5.27
                                              -----           ------          -----           ------
          Total...........................    1,379(6)        100.00%         1,154(7)        100.00%
                                              =====           ======          =====           ======

---------------

(1) Facilities under development are reflected at their total budgeted development cost, rather than cost incurred to date.

(2) In 1999, does not include 78 buildings owned by ProLogis California, an unconsolidated entity in which ProLogis has a 50% ownership interest as of December 31, 1999. See "-- Unconsolidated Entities" for additional information on these facilities.

(3) In 1999, does not include 18 buildings owned by the ProLogis European Properties Fund, an unconsolidated entity in which ProLogis has a 19.68% ownership interest as of December 31, 1999. See "-- Unconsolidated Entities" for additional information on these facilities.

(4) Does not include facilities owned by ProLogis Kingspark (15 operating facilities and 14 facilities under development as of December 31, 1999 and 15 operating facilities and five facilities under development as of December 31, 1998), an unconsolidated entity in which ProLogis recognizes substantially all of the economic benefits. See "-- Unconsolidated Entities".

(5) On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities to the ProLogis European Properties Fund and is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. This entity owned 61 facilities (54 facilities in Paris, five facilities in Warsaw, one facility in Lyon and one facility in Rotterdam) representing approximately 6.9% of ProLogis' assets (operating facilities and facilities under development).

(6) Includes 51 buildings under development.

(7) Includes 55 buildings under development.

FACILITIES

     The information in the following table is as of December 31, 1999 for the facilities owned by ProLogis and its consolidated entities in North America and Europe. No individual facility or group of facilities operated as a single business unit amounted to 10% or more of ProLogis' consolidated total assets as of December 31, 1999 or generated gross revenue equal to 10% or more of ProLogis' consolidated gross revenues for the year ended December 31, 1999. The table does not include facilities that are owned by ProLogis' unconsolidated entities which are discussed under "-- Unconsolidated Entities".

                                           PERCENTAGE      RENTABLE
                                  NO. OF   OCCUPANCY    SQUARE FOOTAGE     INVESTMENT     ENCUMBRANCES
                                  BLDGS.      (1)            (2)              (3)             (4)
                                  ------   ----------   --------------   --------------   ------------
OPERATING FACILITIES OWNED AS OF
  DECEMBER 31, 1999(5):
  NORTH AMERICAN MARKETS:
     Atlanta, Georgia...........    102      90.63%       10,387,479     $  309,214,441   $ 39,067,157
     Austin, Texas..............     33       95.09        2,041,409         77,048,515             --
     Birmingham, Alabama........      6       97.87        1,135,278         34,390,764             --
     Charlotte, North
       Carolina(6)..............     30       95.56        3,802,670        108,347,568     40,805,692
     Chattanooga, Tennessee.....      5      100.00        1,147,872         15,154,843             --
     Chicago, Illinois(7).......     64       92.54        8,035,702        313,788,625     46,374,007
     Cincinnati, Ohio(8)........     45       94.05        4,726,802        146,293,557     40,497,330
     Columbus, Ohio.............     31      100.00        6,160,622        212,409,143     40,735,793
     Dallas/Fort Worth,
       Texas(6)(8)(9)...........    118       92.93       12,024,827        389,544,811     68,624,175
     Denver, Colorado(6)........     26       96.99        3,084,301         82,583,116             --
     Detroit, Michigan..........     21       85.76          820,932         39,376,762             --
     East Bay (San Francisco),
       California(6)(10)........     53       99.47        5,368,799        223,354,014     15,309,989
     El Paso, Texas(6)..........     20       90.41        2,423,983         64,899,270      3,446,843
     Fort Lauderdale/Miami,
       Florida(7)(8)............     14       90.03        1,437,058         67,318,075      2,137,690
     Houston, Texas.............     84       93.98        7,448,797        215,263,465     47,848,401
     I-95 Corridor, New
       Jersey(8)................     32       99.75        4,991,937        190,394,174     28,374,495
     Indianapolis, Indiana......     45       83.29        4,908,137        143,008,379             --
     Juarez, Mexico.............      5      100.00          288,786         10,911,576             --
     Kansas City,
       Kansas/Missouri..........     29       90.83        1,578,487         57,319,731     13,778,445
     Las Vegas, Nevada(9).......     17       96.76        2,061,291        100,429,463     22,941,817
     Los Angeles/Orange County,
       California(11)...........      3      100.00          605,548         23,775,360             --
     Louisville, Kentucky.......      8       99.95        1,682,788         40,030,408      6,114,170

                                           PERCENTAGE      RENTABLE
                                  NO. OF   OCCUPANCY    SQUARE FOOTAGE     INVESTMENT     ENCUMBRANCES
                                  BLDGS.      (1)            (2)              (3)             (4)
                                  ------   ----------   --------------   --------------   ------------
     Memphis, Tennessee.........     39       95.45        5,415,819        130,757,790     15,485,333
     Monterrey, Mexico..........      8      100.00          973,303         38,063,833             --
     Nashville, Tennessee.......     29       94.52        3,177,349         75,764,488             --
     Oklahoma City, Oklahoma....      6       96.06          639,942         10,674,408             --
     Orlando, Florida(7)(8).....     23       81.49        2,112,100         86,696,058     12,979,216
     Phoenix, Arizona...........     32       99.12        2,446,332         81,821,252             --
     Portland, Oregon...........     26       85.07        1,957,295         71,336,274        414,479
     Reno, Nevada...............     17       91.85        1,556,786         47,198,323             --
     Reynosa, Mexico............      9       90.03          765,674         25,378,728             --
     Rio Grande Valley
       (Brownsville), Texas.....     14       94.72          916,746         24,714,456      2,877,600
     Salt Lake City, Utah.......      9      100.00        1,890,268         53,008,891             --
     San Antonio, Texas(7)......     46       95.42        3,991,403         98,538,471             --
     Seattle, Washington........     15       98.59        1,390,447         60,910,418      4,985,349
     South Bay (San Francisco),
       California(10)...........     72       97.21        3,768,371        235,215,326     20,116,111
     St. Louis, Missouri(6).....     15       86.84        1,621,825         47,631,368      9,906,808
     Tampa, Florida(7)(8)(10)...     61       91.67        3,358,403        121,270,212     31,932,890
     Tijuana, Mexico............      2      100.00          262,220          9,173,870             --
     Tulsa, Oklahoma............      9      100.00          523,463         11,754,885             --
     Washington, D.C./Baltimore,
       Maryland(6)..............     38       96.23        3,315,902        138,096,133     37,220,360
     Other(7)(8)................      3      100.00          193,562          6,565,883        468,592
                                  -----      ------      -----------     --------------   ------------
       Subtotal North America...  1,264       94.12      126,440,715      4,239,427,127    552,442,742
                                  -----      ------      -----------     --------------   ------------
  EUROPEAN MARKETS(12):
     Lille, France..............      2       52.95          219,112          7,458,220             --
     Lyon, France...............      1      100.00          296,720          7,856,904      4,797,421
     Paris, France..............     54       93.46        5,802,889        290,740,988    137,932,339
     Rotterdam, Netherlands.....      2       38.84          355,998         15,426,721             --
     Warsaw, Poland.............      5       67.03          573,129         39,426,346             --
                                  -----      ------      -----------     --------------   ------------
       Subtotal Europe(12)......     64       87.73        7,247,848        360,909,179    142,729,760
                                  -----      ------      -----------     --------------   ------------
          TOTAL OPERATING
            FACILITIES OWNED AS
            OF DECEMBER 31,
            1999(5).............  1,328       93.78%     133,688,563     $4,600,336,306   $695,172,502
                                  =====      ======      ===========     ==============   ============

                                                       RENTABLE                       BUDGETED
                                                        SQUARE                      DEVELOPMENT
                                            NO. OF     FOOTAGE       INVESTMENT        COSTS
                                            BLDGS.       (2)            (3)             (13)
                                            ------    ----------    ------------    ------------
FACILITIES UNDER DEVELOPMENT AS OF
  DECEMBER 31, 1999(14)(15):
  NORTH AMERICAN MARKETS:
     Atlanta, Georgia.....................     1          51,600       1,627,001    $  2,410,800
     Charlotte, North Carolina............     2         178,000       4,439,919       6,284,890
     Cincinnati, Ohio.....................     1         205,920       4,358,008       6,420,453
     Columbus, Ohio.......................     1         378,283       5,453,824      10,004,947
     Dallas/Fort Worth, Texas.............     2         868,425       6,287,474      28,213,658
     Denver, Colorado.....................     2         208,800       4,309,707       9,093,060

                                                       RENTABLE                       BUDGETED
                                                        SQUARE                      DEVELOPMENT
                                            NO. OF     FOOTAGE       INVESTMENT        COSTS
                                            BLDGS.       (2)            (3)             (13)
                                            ------    ----------    ------------    ------------
     East Bay (San Francisco),
       California.........................     1         200,000       4,922,217       7,141,304
     El Paso, Texas.......................     2         426,580       4,064,227      13,650,269
     Fort Lauderdale/Miami, Florida.......     2         257,750       7,512,819      11,988,350
     I-95 Corridor, New Jersey............     3         482,720      20,332,955      24,226,111
     Juarez, Mexico.......................     1          73,150       2,078,356       2,677,877
     Las Vegas, Nevada....................     1         235,520       1,960,950       8,874,076
     Los Angeles/Orange County,
       California.........................     1         763,228       7,733,649      24,131,163
     Louisville, Kentucky.................     2         693,000      14,601,206      19,844,317
     Memphis, Tennessee...................     1         360,000       1,795,590       9,790,347
     Monterrey, Mexico....................     2         194,100       3,555,654       7,164,487
     Nashville, Tennessee.................     2         320,400       6,038,536      10,712,190
     Reno, Nevada.........................     2         771,131      21,615,462      27,809,659
     Reynosa, Mexico......................     3         375,179       4,938,757      13,152,320
     Salt Lake City, Utah.................     1         149,800       3,188,221       5,296,079
     San Antonio, Texas...................     1         160,000       4,157,754       5,910,823
     Tampa, Florida.......................     1         115,200       1,511,421       5,538,684
     Tijuana, Mexico......................     2         352,900       5,274,105      12,078,985
     Washington, D.C./Baltimore,
       Maryland...........................     2         303,200       9,057,588      15,188,967
                                              --      ----------    ------------    ------------
       Subtotal North America.............    39       8,124,886     150,815,400     287,603,816
                                              --      ----------    ------------    ------------
  EUROPEAN MARKETS:
     Amsterdam, Netherlands...............     1         160,491       5,033,872      10,250,060
     Cologne, Germany.....................     1         222,459       3,090,942      16,747,841
     Lyon, France.........................     2         484,110       8,172,399      17,413,191
     Paris, France........................     3         415,360      12,826,942      28,795,925
     Rotterdam, Netherlands...............     1         238,406       2,143,225      10,453,111
     Warsaw, Poland.......................     4       1,075,321       4,086,456      52,964,592
                                              --      ----------    ------------    ------------
       Subtotal Europe....................    12       2,596,147      35,353,836     136,624,720
                                              --      ----------    ------------    ------------
          TOTAL FACILITIES UNDER
            DEVELOPMENT AS OF DECEMBER 31,
            1999(14)(15)..................    51      10,721,033    $186,169,236    $424,228,536
                                              ==      ==========    ============    ============

                                                          ACREAGE    INVESTMENT    ENCUMBRANCES
                                                            (2)         (3)            (4)
                                                          -------   ------------   ------------
LAND HELD FOR DEVELOPMENT AS OF DECEMBER 31,
  1999(16)(17):
  NORTH AMERICAN MARKETS:
     Atlanta, Georgia...................................     98.8   $  7,469,303     $     --
     Austin, Texas......................................     27.7      2,141,471           --
     Charlotte, North Carolina..........................     25.3      2,446,431           --
     Chicago, Illinois..................................    172.1     29,555,762           --
     Cincinnati, Ohio...................................     53.9      4,174,844           --
     Columbus, Ohio.....................................     77.3      2,871,689           --
     Dallas/Fort Worth, Texas...........................     77.3      4,433,969           --
     Denver, Colorado...................................     15.6      1,405,890           --
     Detroit, Michigan..................................     70.0      2,817,513           --
     East Bay (San Francisco), California...............     38.7      5,079,463           --
     El Paso, Texas.....................................    122.4      6,494,513           --
     Fort Lauderdale/Miami, Florida.....................      5.5      1,219,839           --
     Houston, Texas.....................................     64.9      5,289,948           --
     I-95 Corridor, New Jersey..........................     67.9      5,088,853           --

                                                          ACREAGE    INVESTMENT    ENCUMBRANCES
                                                            (2)         (3)            (4)
                                                          -------   ------------   ------------
     Indianapolis, Indiana..............................    102.8      7,790,021           --
     Juarez, Mexico.....................................     17.7      2,909,424           --
     Kansas City, Kansas/Missouri.......................     16.6      1,511,000           --
     Las Vegas, Nevada..................................     76.1      7,341,610      413,038
     Los Angeles/Orange County, California..............     34.7      9,106,360           --
     Louisville, Kentucky...............................     18.3        807,775           --
     Memphis, Tennessee.................................     26.6      1,975,109           --
     Monterrey, Mexico..................................      3.8        125,607           --
     Orlando, Florida...................................     28.1      2,788,623           --
     Portland, Oregon...................................     18.0      2,857,201           --
     Reno, Nevada.......................................     58.6      8,725,359           --
     Reynosa, Mexico....................................     40.2      2,485,485           --
     Rio Grande Valley (Brownsville), Texas.............     14.8        439,288           --
     Salt Lake City, Utah...............................     42.5      2,909,424           --
     San Antonio, Texas.................................     47.5      4,472,060           --
     Seattle, Washington................................     10.6      1,916,510           --
     Tampa, Florida.....................................     56.2      4,030,697           --
     Tijuana, Mexico....................................     14.1      2,869,952           --
     Washington, D.C./Baltimore, Maryland...............     39.4      5,673,678           --
                                                          -------   ------------     --------
       Subtotal North America...........................  1,584.0    151,224,671      413,038
                                                          -------   ------------     --------
  EUROPEAN MARKETS:
     Amsterdam, Netherlands.............................     17.9      3,517,450           --
     Le Havre, France...................................    123.6      1,135,321           --
     Milan, Italy.......................................     32.4      1,628,283           --
     Paris, France......................................      5.5      1,626,318           --
     Rotterdam, Netherlands.............................     15.1      1,523,571           --
     Warsaw, Poland.....................................     19.1      3,040,083           --
                                                          -------   ------------     --------
       Subtotal Europe..................................    213.6     12,471,026           --
                                                          -------   ------------     --------
          TOTAL LAND HELD FOR DEVELOPMENT AS OF DECEMBER
            31, 1999(16)(17)............................  1,797.6   $163,695,697     $413,038
                                                          =======   ============     ========

                                                       RENTABLE                          BUDGETED
                                                        SQUARE                         DEVELOPMENT
                                   NO. OF   ACREAGE     FOOTAGE       INVESTMENT           COST       ENCUMBRANCES
                                   BLDGS.     (2)         (2)            (3)               (13)           (4)
                                   ------   -------   -----------   --------------     ------------   ------------
GRAND TOTALS AS OF DECEMBER 31,
  1999:
  Operating Facilities............ 1,328       n/a    133,688,563   $4,600,336,306              n/a   $695,172,502
  Facilities Under Development....    51       n/a     10,721,033      186,169,236     $424,228,536            n/a
  Land Held for Development.......   n/a    1,797.6           n/a      163,695,697              n/a        413,038
                                   -----    -------   -----------   --------------     ------------   ------------
         Totals................... 1,379    1,797.6   144,409,596   $4,950,201,239(18) $424,228,536   $695,585,540
                                   =====    =======   ===========   ==============     ============   ============

---------------

 (1) Percentage Occupancy is physical occupancy for the facility as of December 31, 1999. Operating facilities as of December 31, 1999 include recently completed development facilities in initial lease-up (1.3 million square feet completed in the fourth quarter of 1999) which impacts the overall occupancy percentage as of December 31, 1999.

 (2) Square footage is shown for operating facilities and facilities under development; acreage is shown for land held for future development and land subject to fixed price options and rights of first refusal.

 (3) ProLogis investment is as of December 31, 1999 and represents ProLogis' historical cost.

 (4) Certain facilities are pledged as collateral under ProLogis' mortgage notes, assessment bonds and securitized debt as of December 31, 1999. See
     Schedule III-Real Estate and Accumulated Depreciation to ProLogis' Consolidated Financial Statements in Item 8 for specific facilities pledged.

 (5) All assets are utilized in the property operations segment. See "Item 1 -- Business -- ProLogis Trust".

 (6) Includes facilities owned by ProLogis Limited Partnership-II at 100%. See -- "Partnerships".

 (7) Includes facilities owned by ProLogis Limited Partnership-III at 100%. See -- "Partnerships".

 (8) Includes facilities owned by ProLogis Limited Partnership-IV at 100%. See -- "Partnerships".

 (9) Includes facilities owned by MDN/JSC II Limited Partnership at 100%. See -- "Partnerships".

(10) Includes facilities owned by ProLogis Limited Partnership-I at 100%. See -- "Partnerships".

(11) Includes a facility owned by Meridian Realty Partners Limited Partnership at 100%. See -- "Partnerships".

(12) On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities to the ProLogis European Properties Fund and is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. This European entity owned the following facilities as of December 31, 1999:

                                         RENTABLE
                                NO. OF    SQUARE
LOCATION                        BLDGS.    FOOTAGE     INVESTMENT    ENCUMBRANCES
--------                        ------   ---------   ------------   ------------
Lyon, France..................     1       296,720   $  7,856,904   $  4,797,421
Paris, France.................    54     5,802,889    290,740,988    137,932,339
Rotterdam, Netherlands........     1       135,961      6,743,028             --
Warsaw, Poland................     5       573,129     39,426,346             --
                                  --     ---------   ------------   ------------
          Total...............    61     6,808,699   $344,767,266   $142,729,760
                                  ==     =========   ============   ============

(13) Represents the total budgeted development cost for facilities under development, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than costs incurred to date.

(14) Of the total facilities under development, 2.7 million square feet with a total budgeted development cost of $98.7 million are expected to be utilized in the property operations segment. The remaining 8.0 million square feet with a total budgeted development cost of $325.5 million are expected to be utilized in the CDFS business segment. See "Item
     1 -- Business -- ProLogis Trust".

(15) Includes 1.8 million square feet in the design and permitting stage.

(16) All of the land held for future development is expected to be utilized in the CDFS business segment. See "Item 1 -- Business -- ProLogis Trust".

(17) Does not include 1,222.1 acres of land controlled under option, letter of intent or contingent contract.

(18) See Schedule III -- Real Estate and Accumulated Depreciation to ProLogis' Consolidated Financial Statements in Item 8 for a reconciliation of this amount to ProLogis' total investment in real estate.

CONSOLIDATED ENTITIES

  Partnership

     To facilitate certain strategic acquisitions ProLogis formed four partnerships and, in conjunction with the Meridian Merger, ProLogis acquired interests in two partnerships (see Notes 3 and 7 to ProLogis' Consolidated Financial Statements in Item 8). ProLogis holds a majority interest in and controls all six of these partnerships (collectively, the "Partnerships"). Consequently, the Partnerships are consolidated with the accounts of ProLogis. Generally, pursuant to the Partnership agreements, ProLogis or one of its wholly owned entities, is the sole controlling general partner and has full responsibility for the management and control of the Partnerships. The limited partners have no authority to transact business for, or, except as described below, participate in the management decisions of, the Partnerships. However, any decision to amend certain provisions of the applicable partnership agreement, to dissolve a Partnership prior to the term set forth in the applicable partnership agreement or to enter into certain extraordinary transactions would require the consent of all limited partners. Pursuant to the partnership agreements, ProLogis, or its wholly owned entity, as the case may be, may not voluntarily withdraw from the applicable Partnership or transfer or assign its interests in the Partnership without the consent of all of the limited partners thereto. The limited partners may freely transfer their Partnership units to affiliates, provided that such transfer does not cause a termination of the Partnership for federal income tax purposes and does not cause ProLogis to cease to comply with requirements under the Code for qualification as a REIT. Each of the Partnership agreements grants to the limited partners the right to exchange their Partnership units for ProLogis common shares of beneficial interest, par value $0.01 per share, ("Common Shares"), subject to certain conditions. The six partnerships, which are part of the property operations segment are as follows:

     - ProLogis Limited Partnership-I, which owned approximately $209.6 million of industrial distribution facilities totaling 3.9 million square feet located primarily in the San Francisco Bay market as of December 31, 1999, was formed in December 1993. ProLogis had a 68.7% controlling general partnership interest and there were 4,520,532 limited partnership units outstanding as of December 31, 1999. These facilities cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax deferred exchanges.

     - ProLogis Limited Partnership-II, which owned approximately $56.8 million of industrial distribution facilities totaling 1.9 million square feet located primarily in the Charlotte, Dallas/Ft. Worth, Denver, El Paso, St. Louis, Washington D.C./Baltimore and the San Francisco Bay markets as of December 31, 1999, was formed in May 1994. ProLogis' initial 81.2% controlling general partnership interest has subsequently been increased to 97.8% (the ownership interest as of December 31, 1999) due to the conversion of limited partnership units into Common Shares. There were 90,213 limited partnership units outstanding as of December 31, 1999.

     - ProLogis Limited Partnership-III, which owned approximately $51.7 million of industrial distribution facilities totaling 1.4 million square feet located primarily in the San Antonio, Orlando, Ft. Lauderdale/ Miami and Tampa markets as of December 31, 1999, was formed in October 1994. ProLogis had a 50.4% controlling general partnership interest at formation, which has subsequently been increased to 88.2% (the ownership interest as of December 31, 1999) as the result of additional contributions by ProLogis and the conversion of limited partnership units into Common Shares. There were 376,347 limited partnership units outstanding as of December 31, 1999.

     - ProLogis Limited Partnership-IV, which owned approximately $94.8 million of industrial distribution facilities totaling 2.6 million square feet located primarily in the Cincinnati, Dallas/Ft. Worth, Ft. Lauderdale/Miami, Orlando and Tampa markets as of December 31, 1999, was formed in October 1994 through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc., and the contribution of industrial distribution facilities from the limited partner. ProLogis' initial 96.4% controlling general partnership interest has been increased to 98.2% (the ownership interest as of December 31, 1999) as the result of additional contributions by ProLogis. There were 68,612 limited partnership units outstanding as of December 31, 1999.

     - ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 1999, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis IV, Inc. of $0.7 million and ProLogis IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $0.7 million.

     - Meridian Realty Partners, L.P. owned a $10.3 million industrial distribution facility totaling 255,000 square feet in the Los Angeles market as of December 31, 1999. ProLogis had an 88.0% controlling general partnership interest and there were 29,712 limited partnership units outstanding as of December 31, 1999.

     - MDN/JSC II Limited Partnership owned approximately $62.1 million of industrial distribution facilities totaling 986,000 square feet located in the Dallas and Las Vegas markets as of December 31, 1999.

ProLogis had a 67.4% controlling general partnership interest and there were 453,375 limited partnership units outstanding as of December 31, 1999.

     For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the Partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.

  ProLogis Development Services

     ProLogis Development Services, which is part of the CDFS business segment, develops corporate distribution facilities to meet customer requirements, which are often sold to customers or third parties. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers or third parties. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with ProLogis. ProLogis Development Services' real estate assets represented 7.5% of ProLogis' total assets (at cost) as of December 31, 1999. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Code. Accordingly, ProLogis Development Services pays federal and state income taxes, as appropriate.

UNCONSOLIDATED ENTITIES

     In order to comply with the requirements of the Code to qualify as a REIT, ProLogis has invested in the nonvoting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT "qualifying" income (i.e., rental income and mortgage interest income) under the Code. To maintain its qualification as a REIT, ProLogis can collectively invest in these entities in amounts up to 25% of the fair market value of ProLogis' total assets, with a maximum per company investment of 5% of the fair market value of ProLogis' total assets. These investments are accounted for under the equity method and are discussed in Note 5 to ProLogis' Consolidated Financial Statements in Item 8. See also "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Tax Legislation". Summarized information with respect to the real estate assets owned by such entities and ProLogis' ownership in such entities follows:

  Property Operations Segment:

     - As of December 31, 1999, ProLogis had a 50% ownership interest in ProLogis California and a 19.68% ownership interest in the ProLogis European Properties Fund. These entities owned the following operating facilities as of December 31, 1999:

                                                                   RENTABLE
                                                         NO. OF     SQUARE     PERCENTAGE
                                                         BLDGS.    FOOTAGE     OCCUPANCY
                                                         ------   ----------   ----------
  ProLogis California:
  Los Angeles, California..............................    78     11,500,014     97.92%
                                                           ==     ==========    =======

  Prologis European Properties Fund:
  Amsterdam, Netherlands...............................     4        644,741     99.22%
  Gelderland, Netherlands..............................     1        499,880    100.00%
  Lille, France........................................     1        172,224    100.00%
  London/Midands, United Kingdom.......................     8      1,269,348    100.00%
  Lyon, France.........................................     2        361,402    100.00%
  Rotterdam, Netherlands...............................     1        178,704    100.00%
  Yeneo, Netherlands...................................     1        232,384    100.00%
                                                           --     ----------    -------
                                                           18      3,358,683     99.85%
                                                           ==     ==========    =======

       In addition, as of December 31, 1999, ProLogis California had a 272,000 square foot facility under development and 27.2 acres of land for future development in Los Angeles.

       On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities to the ProLogis European Properties Fund in exchange for an additional equity interest. This entity owns 61 operating facilities aggregating 6.8 million square feet in three countries (55 of the facilities are located in France). After this contribution, ProLogis' equity interest in the ProLogis European Properties Fund increased to 44.29%. ProLogis will account for its investment in the remaining 49.9% of the common stock in this entity under the equity method and is committed to contributing this interest to the ProLogis European Properties Fund in January 2001.

  CDFS Business:

     - ProLogis recognizes substantially all of the economic benefits of Kingspark S.A, which owns 100% of ProLogis Kingspark. As of December 31, 1999, ProLogis Kingspark had 15 operating facilities aggregating 550,000 square feet, 14 facilities under development aggregating 2,202,000 square feet and 844,000 square feet of facilities that it was developing under development management agreements. In addition, ProLogis Kingspark owned 397 acres and controlled 1,415 acres of land through purchase option, letter of intent, development rights agreement or contingent contract as of December 31, 1999. The land owned and controlled by ProLogis Kingspark has the capacity for the future development of 21.4 million square feet of facilities. ProLogis Kingspark's facilities and land acreage are located in 15 cities or counties in the United Kingdom.

  Temperature-Controlled Distribution Operations:

     - ProLogis recognizes substantially all of the economic benefits of ProLogis Logistics Incorporated, which owns 100% of CSI Integrated LLC. As of December 31, 1999, CSI owned or operated 54 facilities totaling
       167.6 million cubic feet of temperature controlled distribution facilities (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities in 28 cities in North America and had 4.8 million cubic feet under development in Atlanta. Included in these amounts are operating facilities of Meridian Refrigerated Inc. ("MRI") which was acquired by ProLogis in conjunction with the Meridian Merger (see Note 3 to ProLogis' Consolidated Financial Statements in Item 8). Subsequent to December 31, 1999, ProLogis' contributed its investment in MRI to CSI.

     - ProLogis recognizes substantially all of the economic interest in Frigoscandia S.A. which owns, through its subsidiaries, 100% of Frigoscandia AB. Frigoscandia owned or operated 88 facilities totaling
       192.3 million of cubic feet of temperature-controlled distribution facilities in nine countries in Europe as of December 31, 1999. Also as of December 31, 1999, Frigoscandia had a facility under development in Denmark, aggregating 1.3 million cubic feet.

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

                                                             HIGH      LOW      DISTRIBUTION
                                                             ----      ---      ------------
1998:
  First Quarter............................................  $26 3/8   $24 1/4    $0.2850(1)
  Second Quarter...........................................   25 15/16  23         0.3183
  Third Quarter............................................   26        20         0.3183
  Fourth Quarter...........................................   22 3/4    20 1/16    0.3183
1999:
  First Quarter............................................  $22 3/16  $18 5/8    $0.3183(2)
  Second Quarter...........................................   22        18 3/4     0.3272
  Third Quarter............................................   20 1/2    17 7/8     0.3272
  Fourth Quarter...........................................   20 1/16   16 13/16   0.3272
2000:
  First Quarter (through March 14).........................  $18 3/8   $18 1/8    $0.3350(3)

---------------

(1) Declared in the fourth quarter of 1997 and paid in the first quarter of 1998.

(2) Declared in the fourth quarter of 1998 and paid in the first quarter of 1999.

(3) Declared in the fourth quarter of 1999 and paid in the first quarter of 2000.

     On March 14, 2000, ProLogis had approximately 162,252,057 Common Shares outstanding, which were held of record by approximately 11,205 shareholders.

     In order to qualify as a REIT under the Code, ProLogis is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (a) 95% of its "REIT taxable income" computed without regard to the dividends paid deduction and its net capital gain) (changed to 90% as a result of the RMA -- see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Tax Legislation") and (b) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. ProLogis' distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting ProLogis to retain funds for capital improvements and other investments.

     ProLogis announces the following year's projected annual distribution level after the annual budget review and approval by the Board in December of each year. At its December 1999 meeting, the Board announced a projected increase in the annual distribution level for 2000 from $1.30 to $1.34 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the year.

     For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed ProLogis' current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a distribution and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders basis in the Common Shares, it will generally be treated as gain from the sale or exchange of that shareholder's Common Shares. ProLogis annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions paid in 1998 and 1997 on Common Shares and the estimated taxability for 1999:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Per Common Share:
  Ordinary income...........................................  $0.84    $1.12    $1.07
  Capital gains.............................................   0.35       --       --
  Return of capital.........................................   0.11     0.12       --
                                                              -----    -----    -----
          Total.............................................  $1.30    $1.24    $1.07
                                                              =====    =====    =====

     On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the Meridian Merger, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger. See Note 3 to ProLogis' Consolidated Financial Statements in Item 8.

     In connection with the 1997 Merger discussed in Note 10 to ProLogis' Consolidated Financial Statements in Item 8, Security Capital issued warrants to acquire 3,608,202 shares of Class B common stock of Security Capital pro rata to holders of Common Shares (other than Security Capital), Series B preferred shares and limited partnership units. Holders of Common Shares and holders of limited partnership units received 0.046549 warrants for each Common Share or unit held and holders of Series B preferred shares received 0.059676 warrants for each preferred share held. Each warrant was exercisable for one share of Security Capital Class B common stock at an exercise price of $28.00 per share. The warrants expired in September 1998. Security Capital issued the warrants as an incentive to ProLogis' shareholders to vote in favor of the 1997 Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

     In 1999, 1998 and 1997, ProLogis issued an aggregate of 14,000, 20,000 and 105,000 Common Shares, respectively, upon exchange of limited partnership units in one or more of the Partnerships. The Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act.

     The annual dividends per preferred share are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                             1999(1)    1998(2)    1997(2)
                                                             -------    -------    -------
Series A...................................................   $2.35      $2.35      $2.35
Series B...................................................    1.75       1.75       1.75
Series C...................................................    4.27       4.27       4.27
Series D...................................................    1.98       1.42(3)      --
Series E...................................................    1.64(4)      --         --

---------------

(1) For federal income tax purposes $1.65 of the Series A dividend, $1.23 of the Series B dividend, $3.00 of the Series C dividend, $1.39 of the Series D dividend and $1.15 of the Series E dividend are treated as ordinary income. The remaining portion of each dividend represents capital gains.

(2) For federal income tax purposes these dividends are treated as ordinary income to the holders.

(3) For the period from date of issuance to December 31, 1998.

(4) For the period from date of issuance to December 31, 1999.

     On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E preferred shares ($0.5469 per share), of which $729,200 related to Meridian's series D preferred stock that was accrued by Meridian prior to the closing of the Meridian Merger. See Note 3 to ProLogis' Consolidated Financial Statements in Item 8.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

     Under federal income tax rules, ProLogis' earnings and profits are first allocated to its preferred shares, which increases the portion of the Common Shares distribution classified as return of capital. The portion of distributions characterized as return of capital results primarily from the excess of distributions over earnings and profits primarily because non-cash charges such as depreciation are not considered in determining distribution levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     ProLogis' tax return for the year ended December 31, 1999 has not been filed. The taxability information for 1999 is based upon the best available data. ProLogis' tax returns for prior years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.

DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

     In March 1995, ProLogis adopted a Dividend Reinvestment and Share Purchase Plan (the "1995 Plan"), which commenced in April 1995. The 1995 Plan allowed holders of Common Shares the opportunity to acquire additional Common Shares by automatically reinvesting distributions. Holders of Common Shares who do not participate in the 1995 Plan continue to receive distributions as declared. The 1995 Plan also allowed participating holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1995 Plan at a price equal to 98% of the market price of such Common Shares, without payment of any brokerage commission or service charge.

     The 1995 Plan was amended in June 1999 by the 1999 Dividend Reinvestment and Share Purchase plan (the "1999 Plan"). The primary change effective with the 1999 Plan allows persons who are not holders of Common Shares to participate in the share purchase plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial data relating to the historical financial condition and results of operations of ProLogis for the years indicated (amounts in thousands, except per share data). Such selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and ProLogis' Consolidated Financial Statements and notes thereto in Item 8.

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                           1999         1998          1997         1996         1995
                                        ----------   -----------   ----------   ----------   ----------
OPERATING DATA:
  Rental income.......................  $  491,826   $   345,046   $  284,533   $  227,000   $  153,879
  Other real estate income............      46,678        17,554       12,291        5,342        2,899
  Income from unconsolidated
     entities.........................      22,519         2,755        3,278           --           --
  Total revenues......................     567,392       368,107      302,494      233,463      158,503
  Rental expenses, including property
     management fees paid to affiliate
     in 1997, 1996 and 1995...........      33,501        27,120       27,008       26,674       18,460
  REIT management fees paid to
     affiliate........................          --            --       17,791       21,472       14,207
  General and administrative..........      38,284        22,893        6,770        1,025          839
  Interest rate hedge expense(1)......         945        26,050           --           --           --
  Costs incurred in acquiring
     management companies from
     affiliate(2).....................          --            --       75,376           --           --
  Earnings from operations (1)(2).....     166,549       107,617       42,392       82,710       50,991
  Gain (loss) on disposition of real
     estate...........................      38,994         5,565        7,378          (29)       1,053
  Foreign currency hedge income
     (expense)........................          --         2,054       (6,028)          --           --
  Foreign currency exchange gains
     (losses), net....................     (16,818)        2,938         (348)          --           --
  Income tax expense..................       1,472         2,164           85           --           --
  Cumulative effect of accounting
     change...........................       1,440            --           --           --           --
  Preferred share dividends...........      56,835        49,098       35,318       25,895        6,698
  Net earnings attributable to Common
     Shares(1)(2).....................     123,999        62,231        4,431       53,460       42,015
  Common Share cash distributions
     paid(3)..........................  $  208,969   $   151,050   $  106,556   $   85,340   $   64,445

PER SHARE DATA:
  Basic and diluted net earnings
     attributable to Common
     Shares(1)(2).....................  $     0.81   $      0.51   $     0.04   $     0.63   $     0.61
  Series A preferred share dividends
     paid.............................        2.35          2.35         2.35         2.35         1.24
  Series B preferred share dividends
     paid.............................        1.75          1.75         1.75         1.50           --
  Series C preferred share dividends
     paid.............................        4.27          4.27         4.27         0.57           --
  Series D preferred share dividends
     paid.............................        1.98          1.42           --           --           --
  Series E preferred share dividends
     paid(5)..........................        1.64            --           --           --           --
  Common Share distributions declared
     and
     paid.............................  $     1.30   $      1.24   $     1.07   $     1.01   $    0.935
  Weighted average Common Shares
     outstanding:
     Basic............................     152,412       121,721      100,729       84,504       68,924
     Diluted..........................     152,739       122,028      100,869       84,511       74,422

OTHER DATA:
  Reconciliation of net earnings to
     funds from operations (4):
  Net earnings attributable to Common
     Shares...........................  $  123,999   $    62,231   $    4,431   $   53,460   $   42,015
  Add (Deduct):
     Real estate related depreciation
       and amortization...............     150,050        99,514       76,275       59,850       39,767
     (Gain) loss on disposition of
       non-CDFS business real estate
       assets.........................     (38,994)       (5,565)      (7,378)          29       (1,053)

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                           1999         1998          1997         1996         1995
                                        ----------   -----------   ----------   ----------   ----------
     Foreign currency exchange (gains)
       losses, net....................      16,596        (3,227)         348           --           --
     Non-recurring foreign currency
       hedge (income) expense.........          --        (2,054)       6,028           --           --
     Interest rate hedge expense(1)...         945        26,050           --           --           --
     Costs incurred in acquiring
       management companies from
       affiliate(2)...................          --            --       75,376           --           --
     Non-recurring items..............        (247)        1,686           --          225           --
     Deferred income tax expense......          --         1,797           --           --           --
     Cumulative effect of accounting
       change.........................       1,440            --           --           --           --
     ProLogis' share of reconciling
       items of unconsolidated
       entities:
       Real estate related
          depreciation and
          amortization................      49,644        36,489        2,419           --           --
       Loss on disposal of assets.....         826           179           --           --           --
       Foreign currency exchange
          losses, net.................      14,650        14,207           --           --           --
       Non-recurring items............        (700)           --           --           --           --
       Deferred income tax expense
          (benefit)...................         510        (2,929)          --           --           --
       Cumulative effect of accounting
          change......................       1,480            --           --           --           --
                                        ----------   -----------   ----------   ----------   ----------
  Funds from operations attributable
     to Common Shares (1)(2)(4).......  $  320,199   $   228,378   $  157,499   $  113,564   $   80,729
                                        ==========   ===========   ==========   ==========   ==========
Weighted average Common Shares
  outstanding:
     Basic............................     152,412       121,721      100,729       84,504       68,924
     Diluted(6).......................     167,421       137,153      116,371       89,700       74,422
Net cash provided by operating
  activities..........................  $  271,391   $   238,253   $  192,473   $  136,201   $  100,154
Net cash used in investing
  activities..........................     (34,365)   (1,264,722)    (571,061)    (665,878)    (628,795)
Net cash (used in) provided by
  financing activities................  $ (230,828)  $ 1,064,600   $  398,827   $  512,212   $  529,606

                                                                 DECEMBER 31,
                                        ---------------------------------------------------------------
                                           1999         1998          1997         1996         1995
                                        ----------   -----------   ----------   ----------   ----------
FINANCIAL POSITION:
  Real estate owned, at cost..........  $4,811,255   $ 3,476,704   $2,846,591   $2,399,431   $1,767,307
  Land held for development...........     163,696       180,796      159,645      109,316       60,363
  Investments in and advances to
     unconsolidated entities..........     940,364       733,863       86,139           --           --
  Total assets........................   5,848,040     4,330,729    3,033,953    2,462,306    1,833,972
  Lines of credit and short-term
     borrowings(7)....................      98,700       494,300           --       38,600       81,000
  Other unsecured debt................      30,892            --           --           --           --
  Senior unsecured debt...............   1,729,630     1,083,641      724,052      524,191      324,527
  Mortgage notes, assessment bonds and
     securitized debt.................     695,586       227,804      133,028      139,952      145,276
  Total liabilities...................   2,832,232     2,023,066    1,003,912      805,933      639,040
  Minority interest...................      62,072        51,295       53,304       56,984       58,741
  Total shareholders' equity..........  $2,953,736   $ 2,256,368   $1,976,737   $1,599,389   $1,136,191
  Number of Common Shares
     outstanding......................     161,825       123,416      117,364       93,677       81,416

---------------

(1) Earnings from operations for 1999 and 1998 reflect $0.9 million and $26.1 million of mark to market adjustments, respectively, associated with two interest rate hedges that, due to changing market conditions, no longer qualified for hedge accounting treatment under generally accepted accounting principles

    ("GAAP"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
    Resources -- Derivative Financial Instruments".

(2) Earnings from operations for 1997 reflect the one-time, non-cash charge of $75.4 million associated with the costs incurred in acquiring ProLogis' management companies from Security Capital in September 1997. This one-time charge was not deducted for purposes of calculating funds from operations due to its non-recurring and non-cash nature. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Results of Operations -- Other Income and Expense
    Items -- Costs Incurred in Acquiring Management Companies From Affiliate".

(3) For 1999, includes $11.1 million paid to Meridian Shareholders. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters".

(4) Funds from operations attributable to Common Shares is discussed and defined in "Item 7 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Funds from Operations". Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Statement of Cash Flows in ProLogis' Consolidated Financial Statements in Item 8. Cash distributions paid to shareholders are presented above in the "Operating Data" section. Funds from operations should not be considered as an alternative to net income as an indicator of ProLogis' operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to assist management, financial analysts, potential investors and shareholders with an indication of the ability of ProLogis to fund its capital expenditures and investment activities and to fund other cash needs.

(5) Does not include dividends paid to Meridian shareholders. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters".

(6) In calculating the weighted average Common Shares for funds from operations purposes, the weighted average Series B convertible preferred shares and limited partnership units are considered common stock equivalents. The weighted average Series B convertible preferred shares included are 9,221,000, 10,055,000 and 10,319,000 for 1999, 1998 and 1997, respectively.
    The amount of dividends associated with these preferred shares are $12,523,000, $13,668,000 and $14,088,000 for 1999, 1998 and 1997,
    respectively. There were no outstanding Series B convertible preferred shares prior to 1996 and the effect of these preferred shares in 1996 was anti-dilutive. The weighted average limited partnership units included are 5,461,000, 5,070,000, 5,190,000, 5,194,000 and 5,485,000 for 1999, 1998,
    1997, 1996 and 1995, respectively. The minority interest share of earnings associated with these units are $4,979,000, $4,681,000, $3,560,000,
    $3,326,000 and $3,331,000 for 1999, 1998, 1997, 1996 and 1995, respectively.

(7) As of March 14, 2000, ProLogis had $38.0 million of borrowings outstanding under its unsecured U.S. dollar denominated lines of credit resulting in $537.0 million of borrowing capacity available. As of March 14, 2000, ProLogis had the currency equivalent of $130.3 million (based on currency exchange rates quoted by Reuters) on its multi-currency unsecured line of credit outstanding resulting in the currency equivalent of $184.5 million (based on currency exchange rates quoted by Reuters) of borrowing capacity available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with ProLogis' Consolidated Financial Statements and the notes thereto included in Item 8 of this report.

     The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis' markets that could adversely affect demand for ProLogis' facilities and the creditworthiness of ProLogis' customers, (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations, (iii) increased or unanticipated competition for distribution facilities in ProLogis' target markets and (iv) those factors discussed under "-- Risk Factors".

RESULTS OF OPERATIONS

     Net earnings attributable to Common Shares increased by $61.8 million to $124.0 million for 1999 from $62.2 million for 1998. Net earnings attributable to Common Shares in 1998 was $57.8 million above the 1997 amount of $4.4 million.

     The increase in net earnings attributable to Common Shares in 1999 over 1998 was primarily the result of:

     - an increase of $88.5 million in net operating income from property operations (after deductions for depreciation), primarily the result of the increased number of distribution facilities in operation in 1999 as compared to 1998 (the Meridian Merger in March 1999 added 32.2 million square feet of facilities to ProLogis' operating portfolio. See
       "-- Meridian Merger");

     - an increase of $29.1 million in other real estate income, primarily profits earned in the CDFS business from dispositions of facilities developed;

     - an increase of $19.8 million in income from ProLogis' investments in unconsolidated entities due to: i) recognition of a full year of income from ProLogis' August 1998 acquisition of ProLogis Kingspark; ii) the recognition of income from the operations of Garonor S. A. ("ProLogis Garonor"), a real estate operating company in France that was acquired in December 1998 and accounted for under the equity method from that date until June 29, 1999 when ProLogis began consolidating its results in its consolidated financial statements (see Note 2 to ProLogis' Consolidated Financial Statements in Item 8); and iii) increased earnings from ProLogis' temperature-controlled distribution operations which are recognized under the equity method, primarily due to increases in the cubic feet in operation in 1999 as compared to 1998;

     - a $33.4 million increase in gains recognized on the disposition of facilities from ProLogis' property operations segment; and

     - the recognition of a $26.1 million expense in 1998 as compared to $0.9 million recognized in 1999 from mark to market adjustments related to two interest rate protection agreements (see "Liquidity and Capital
       Resources -- Derivative Financial Instruments").

     These increases in net earnings in 1999 were partially offset by:

     - an increase of $93.1 million in interest expense due to higher average debt balances in 1999;

     - net foreign currency exchange losses in 1999 of $16.8 million ($11.4 million resulting from remeasurement of intercompany and other debt) as compared to net foreign currency exchange gains of $2.9 million in 1998; and

     - an increase of $15.4 million in general and administrative expenses, due to the continued expansion of the organizational infrastructure in Europe and due to a change in accounting rules which no longer allows costs associated with start-up activities and organization costs to be capitalized (see "-- Other Income and Expense Items -- General and Administrative" and "-- Other Income and Expense Items -- Cumulative Effect of Accounting Change").

     Net earnings attributable to Common Shares in 1998 and 1997 were impacted by one time charges: a $26.1 million charge in 1998 from mark to market adjustments related to two interest rate protection agreements (see
"-- Liquidity and Capital Resources -- Derivative Financial Instruments") and a $75.4 million charge in

1997 related to the acquisition of the management companies from Security Capital (see "-- Other Income and Expense Items -- Costs Incurred in Acquiring Management Companies From Affiliate"). Without the effects of these one-time charges, net earnings attributable to Common Shares in each year would have been $88.3 million in 1998 and $79.8 million in 1997. The resulting increase of $8.5 million in 1998 over 1997 is primarily due to the higher number of distribution facilities in operation in 1998 as compared to 1997. ProLogis' rental revenues, rental expenses (including property management fees paid to affiliate in 1997) and depreciation expense all increased in 1998. This increase was partially offset by an increase in interest expense associated with the financing of ProLogis' investment activities in 1998.

     Preferred share dividends and weighted average Common Shares outstanding both increased in 1999 as compared to 1998 and in 1998 as compared to 1997. For 1999, these increases were primarily attributable to the issuance of Common Shares and Series E preferred shares related to the Meridian Merger (see
"-- Meridian Merger"). For 1998, these increases were the result of additional equity issued by ProLogis to finance its acquisition and development activities in that year.

  Property Operations

     ProLogis owned (directly or through consolidated subsidiaries) 1,328 operating facilities totaling 133.7 million square feet as of December 31, 1999, 1,099 operating facilities totaling 104.5 million square feet as of December 31, 1998 and 1,005 operating facilities totaling 90.8 million square feet as of December 31, 1997. In addition, as of December 31, 1999 ProLogis California (in which ProLogis has a 50% ownership interest) owned 78 operating facilities totaling 11.5 million square feet and the ProLogis European Properties Fund (in which ProLogis' ownership interest was approximately 19.68% as of December 31,
1999) owned 18 operating facilities totaling 3.3 million square feet.

     As of December 31, 1998 ProLogis owned 100% of the preferred stock (representing substantially all of the economic benefits) of ProLogis Garonor (which owned 54 operating facilities totaling 5.2 million square feet as of December 31, 1998). This investment was accounted for under the equity method from December 29, 1998 (the date of acquisition) until June 29, 1999. On June 29, 1999, ProLogis Garonor became a wholly owned subsidiary of ProLogis and its results of operations after that date have been consolidated along with ProLogis' other wholly owned subsidiaries.

     Under the equity method, ProLogis recognized its share of the net earnings of the following entities that are part of ProLogis' property operations segment: (i) ProLogis Garonor from December 29, 1998 to June 29, 1999; (ii) ProLogis California beginning August 26, 1999; and (iii) the ProLogis European Properties Fund beginning September 23, 1999. The amounts recognized under the equity method are based on the net earnings of the unconsolidated entity and include interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis Garonor and the ProLogis European Properties Fund). ProLogis' net operating income from the property operations segment was as follows for 1999, 1998 and 1997 (in thousands) (see
Note 18 to ProLogis' Consolidated Financial Statements in Item 8):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Properties directly owned by ProLogis and its
  consolidated entities:
  Rental income......................................  $491,826   $345,046   $284,533
  Property operating expenses:
     Rental expenses, net of recoveries..............    33,501     27,120     23,187
     Property management fees paid to affiliate......        --         --      3,821
                                                       --------   --------   --------
                                                         33,501     27,120     27,008
                                                       --------   --------   --------
          Net operating income.......................   458,325    317,926    257,525
Income from the ProLogis California..................     3,917         --         --
Income from the ProLogis European Properties Fund....       820         --         --
Income (loss) from ProLogis Garonor..................   (12,423)         6         --
                                                       --------   --------   --------
          Total property operations segment..........  $450,639   $317,932   $257,525
                                                       ========   ========   ========

     Rental income increased by $146.8 million in 1999 as compared to 1998. This increase is comprised of the following components:

     - facilities acquired during 1999 contributed $80.7 million of additional rental income (primarily due to the Meridian Merger; see "-- Meridian Merger") in 1999;

     - facilities developed during 1999 contributed $17.7 million of additional rental income in 1999;

     - facilities acquired during 1998 contributed $25.0 million of additional rental income in 1999;

     - facilities developed during 1998 contributed $20.1 million of additional rental income 1999;

     - facilities owned and operated as of January 1, 1998 contributed $12.4 million of additional rental income in 1999; and

     - facilities that were in operation during 1998 but have subsequently been disposed of reduced rental income in 1999 by $9.1 million.

     Rental income increased by $60.5 million in 1998 as compared to 1997. This increase is comprised of the following components:

     - facilities acquired during 1998 contributed $8.2 million of additional rental income in 1998;

     - facilities developed during 1998 contributed $13.9 million of additional rental income in 1998;

     - facilities acquired during 1997 contributed $17.4 million of additional rental income in 1998;

     - facilities developed during 1997 contributed $18.8 million of additional rental income in 1998;

     - facilities owned and operated as of January 1, 1997 contributed $11.2 million of additional rental income in 1998; and

     - facilities that were in operation during 1997 but have subsequently been disposed of reduced rental income in 1998 by $9.0 million.

     Rental expenses, including property management fees paid to an affiliate in 1997 and net of recoveries from tenants, increased by $6.4 million in 1999 over 1998 and by $112,000 in 1998 over 1997. The increase in 1999 over 1998 is primarily attributable to the additional facilities acquired in the Meridian Merger (see "-- Meridian Merger"). Rental expenses, before recoveries from tenants and including property management fees paid to an affiliate in 1997, were 24.7% of rental income for 1999, 24.5% of rental income for 1998 and 25.7% of rental income for 1997. Total rental expense recoveries were 72.4%, 67.9% and 63.1% of total rental expenses (including property management fee paid to affiliate in 1997) in 1999, 1998, and 1997, respectively.

     ProLogis' share of ProLogis Garonor's loss in 1999 includes the recognition of a net foreign currency exchange loss of $13.0 million resulting from the remeasurement of intercompany and other debt.

     As a result of the 1997 Merger discussed below under "-- Other Income and Expense Items -- Costs Incurred in Acquiring Management Companies From Affiliate" and in Note 10 to ProLogis' Consolidated Financial Statements in Item 8, ProLogis no longer pays a property management fee to its affiliate, Security Capital. However, ProLogis has recognized the actual personnel and other operating costs associated with the property management function in rental expenses since September 9, 1997.

     The facilities that ProLogis develops are not always fully leased at the start of construction. In addition, ProLogis may acquire facilities that are underleased at the time of acquisition. While these situations will reduce ProLogis' overall occupancy rate below its stabilized level in the short-term, they do provide opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (but in no case longer than 12 months for facilities acquired by ProLogis and 12 months after shell completion for facilities developed by ProLogis) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation, resulting in an occupancy rate of 96.0% and a leased rate of 96.5% for stabilized facilities owned by ProLogis and its consolidated and unconsolidated entities as of December 31, 1999. The average increase in rental rates for new and renewed leases on previously leased space (21.1 million square feet) for all facilities including those owned by consolidated and unconsolidated entities during 1999 was 15.5%.

  Corporate Distribution Facilities Services Business

     ProLogis recognized income from its CDFS business segment of $70.5 million in 1999, $20.5 million in 1998 and $12.3 million in 1997 (see Note 18 to ProLogis' Consolidated Financial Statements in Item 8). Of the total CDFS business segment income recognized, $23.9 million and $2.9 million represents ProLogis' 95% share of the net earnings of ProLogis Kingspark for 1999 and 1998, respectively, recognized under the equity method. ProLogis Kingspark was acquired on August 14, 1998. The remaining income of $46.6 million in 1999 and $17.6 million in 1998 and the entire amount of $12.3 million in 1997 was earned directly by ProLogis and ProLogis Development Services. This income consists primarily of the profits from the disposition of properties that were developed in the CDFS business segment and sold to customers or entities in which ProLogis has an ownership interest.

     In 1999, ProLogis and ProLogis Development Services disposed of an aggregate of 5.4 million square feet of properties in the CDFS business segment with aggregate net sales proceeds of $357.5 million. In 1998 and 1997, ProLogis disposed of 2.0 million and 1.9 million square feet of properties, respectively, with aggregate net sales proceeds of $82.6 million and $82.4 million, respectively. The CDFS business segment operations have increased in volume in each year, consequently, ProLogis' income from this segment has increased in each year.

     ProLogis recognizes 95% of the net earnings of ProLogis Kingspark in its results of operations. The net earnings of the ProLogis Kingspark include interest income and interest expense (net of capitalized amounts), general and administrative expenses, income taxes and foreign currency exchange gains and losses. ProLogis Kingspark's dispositions generated aggregate net sales proceeds of $155.4 million on the disposition of 1.1 million square feet in 1999 and $13.8 million on the disposition of land parcels for the period from August 14, 1998 to December 31, 1998. ProLogis Kingspark also earned fees for developing properties under development management agreements ($5.4 million in 1999 and $2.6 million for the period from August 14,

1998 to December 31, 1998). With the capital invested by ProLogis, ProLogis Kingspark has been able to increase its level of operations subsequent to August 14, 1998. ProLogis' share of the net earnings of ProLogis Kingspark includes $7.7 million of current and deferred income tax expense and $1.5 million of net foreign currency exchange losses for 1999. ProLogis' share of ProLogis Kingspark's net earnings for the period August 14, 1998 to December 31, 1998 includes $0.2 million of current and deferred income tax expense and $1.0 million of net foreign currency exchange losses.

  Temperature-Controlled Distribution Operations

     ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the net earnings of CSI and Frigoscandia was as follows (in thousands) (see Note 18 to ProLogis' Consolidated Financial Statements in Item 8):

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                           1999       1998       1997
                                                          -------    -------    ------
CSI.....................................................  $10,791    $ 7,349    $3,278
Frigoscandia............................................   (4,364)    (7,535)       --
                                                          -------    -------    ------
          Total temperature-controlled distribution
            operations segment..........................  $ 6,427    $  (186)   $3,278
                                                          =======    =======    ======

     The net earnings of the unconsolidated entities includes interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains or losses (with respect to Frigoscandia). ProLogis recognizes 95% of the net earnings of each entity in its results of operations.

     The increase in ProLogis' share of CSI's net earnings from 1998 to 1999 of $3.4 million is attributable primarily to the increase in cubic feet capacity in operation in 1999 over 1998 and to income from retail dedicated services (see "Item 1. Business -- Business Strategy and Operating
Segments -- Temperature-Controlled Distribution Operations -- Operations"). The increase in ProLogis' share of CSI's net earnings from 1997 to 1998 of $4.0 million is attributable primarily to the increase in cubic feet capacity in operation in 1998 over 1997. ProLogis acquired CSI on April 24, 1997 and owned between 60% and 77.1% until June 12, 1998, at which time ProLogis became CSI's sole owner.

     ProLogis' share of Frigoscandia's net earnings in 1999 and 1998 includes net foreign currency exchange losses of $1.3 million and $11.4 million, respectively. In 1999, Frigoscandia's cubic feet capacity remained constant. The decrease in Frigoscandia's net earnings is attributable primarily to decreased occupancy levels and lower operating margins in the transportation services segment.

  Other Income and Expense Items

     Interest Income

     Interest income was $6.4 million in 1999, an increase of $3.6 million over the interest income recognized in 1998 of $2.8 million. Interest income increased by $0.4 million in 1998 over 1997. The increases in interest income are primarily the result of higher average cash balances.

     General and Administrative Expense

     General and administrative expense, including REIT management fee paid to affiliate in 1997, was $38.3 million in 1999, $22.9 million in 1998 and $24.6 million in 1997. The increase in general and administrative expense in 1999 over 1998 is primarily related to ProLogis' expanded operational infrastructure in Europe and also because ProLogis expensed costs related to start-up activities and organization costs under a new accounting pronouncement in 1999 (see
"-- Cumulative Effect of Accounting Change"). The decrease in general and administrative expense in 1998 from 1997 is primarily attributable to the cost savings realized after ProLogis acquired the management companies from Security Capital in September 1997 (see "-- Costs Incurred in Acquiring Management Companies from Affiliate").

     Depreciation and Amortization

     The increases in depreciation and amortization expense of $51.9 million in 1999 as compared to 1998 and $24.0 million in 1998 as compared to 1997 result primarily from the increases in operating facilities each year. See "-- Property Operations".

     Interest Expense

     Interest expense was $170.7 million in 1999, $77.7 million in 1998 and $52.7 million in 1997. The increases in each year are primarily the result of the increase use of debt to finance investment activities in each year, particularly in 1999 when ProLogis increased its secured debt balances to $695.6 million as of December 31, 1999 (of which $90.1 million was assumed in the Meridian Merger; see "-- Meridian Merger") from $227.8 million as of December 31, 1998. In addition, ProLogis issued senior unsecured notes in the amounts of $500.0 million in April 1999, $125.0 million in October 1998, $250.0 million in July 1998, $100.0 million in February 1997 and $100.0 million in July 1997. In conjunction with the Meridian Merger, ProLogis assumed $160.0 million of senior unsecured notes.

     Interest expense on lines of credit borrowings increased by $1.4 million in 1999 over 1998 and by $11.3 million in 1998 over 1997 due primarily to a higher average outstanding balance in each year ($232.8 million in 1999, $174.9 million in 1998 and $56.9 million in 1997) partially offset by a lower weighted average daily interest rate (6.13% in 1999, 6.46% in 1998 and 6.75% in 1997). ProLogis also had $150.0 million of short-term borrowings from September 11, 1998 to April 26, 1999. See "-- Liquidity and Capital Resources -- Investing and Financing Activities".

     Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest decreased by $3.2 million to $16.0 million in 1999 from $19.2 million in 1998 and increased by $0.8 million to $19.2 million in 1998 from $18.4 million in 1997. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

     Interest Rate Hedge Expense

     See "-- Liquidity and Capital Resources -- Derivative Financial Instruments" for a discussion of this expense.

     Costs Incurred in Acquiring Management Companies From Affiliate

     As a result of the 1997 Merger discussed in Note 10 to ProLogis' Consolidated Financial Statements in Item 8, ProLogis terminated the REIT management and property management agreements that were in place while Security Capital owned the management companies. The employees of the REIT management and property management companies became employees of ProLogis and ProLogis directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the corporate entity are recorded as general and administrative expenses. In connection with this transaction, ProLogis recognized a one-time expense of $75.4 million, representing the excess of the purchase price over the net tangible assets acquired.

     Upon consummation of the 1997 Merger, ProLogis and Security Capital entered into the ASA, pursuant to which Security Capital provides ProLogis with certain administrative and other services as determined by ProLogis (certain services originally provided under the ASA are now being performed by ProLogis employees). ProLogis; fees under the ASA were $3.4 million, $3.7 million and $1.1 million for 1999, 1998 and the period from September 9, 1997 to December 31, 1997, respectively. Of these fees, $0.6 million, $0.7 million and $0.2 million were capitalized for 1999, 1998 and for the period from September 9, 1997 to December 31, 1997, respectively. The ASA expires on December 31, 2000.

     Other Expenses

     Other expenses were $4.9 million in 1999, $6.2 million in 1998 and $3.9 million in 1997. Included as "Other Expenses" are land holding costs, the write-off of previously capitalized pursuit costs and costs associated with the name change to ProLogis in 1998.

     Land holding costs were $2.0 million in 1999, $2.2 million in 1998 and $2.3 million in 1997. Pursuit cost write-offs were $2.9 million in 1999 $2.3 million in 1998 and $1.6 million in 1997. Non-recurring costs associated with the name change were $1.7 million in 1998.

     Gain on Disposition of Real Estate

     In 1999, ProLogis disposed of 2.6 million square feet of operating facilities to third parties from its property operations segment generating net sales proceeds of $99.5 million and aggregate gains of $13.4 million. In August 1999, in connection with the formation of ProLogis California, ProLogis disposed of 78 operating facilities and two facilities under development to ProLogis California. The net sales proceeds from this disposition were $538.3 million and ProLogis recognized a gain of $25.6 million on the transaction, which is net of $25.6 million that did not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California. ProLogis received an equity interest in ProLogis California of $148.2 million and ProLogis California assumed ProLogis' debt of $199.3 million. The remaining proceeds were received in cash.

     ProLogis recognized gains of $5.6 million and $7.4 million from the dispositions of operating facilities from the property operations segment in 1998 and 1997, respectively. These dispositions aggregated 1.1 million square feet and net sales proceeds of $26.7 million in 1998 and 1.3 million square feet and net sales proceeds of $53.0 million in 1997.

     Foreign Currency Hedge Income (Expense)

     On December 22, 1997, ProLogis entered into two separate contracts to (i) exchange $373.8 million for 2.9 billion Swedish krona, and (ii) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by ProLogis through its unconsolidated entity. The contracts were marked to market as of December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 at a net loss of $4.0 million. Accordingly, ProLogis recognized a net gain of $2.0 million in 1998. These foreign currency exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

     Foreign Currency Exchange Gains (Losses)

     The foreign currency exchange loss in 1999 consists of a net loss from remeasurement of intercompany and other debt of $11.4 million, net transaction losses of $5.3 million (including $45,000 of costs related to foreign currency put options contracts) and mark to market adjustments on the foreign currency put option contracts of $47,000. ProLogis recognized a net gain from remeasurement of intercompany and other debt of $3.2 million and net transaction losses of $0.3 million in 1998. In 1997, ProLogis recognized a net remeasurement loss of $0.3 million. No foreign currency exchange transaction gain or loss was recognized in 1997 due to ProLogis' limited foreign operations in that year. ProLogis began utilizing foreign currency put options to hedge its foreign currency exchange risk only in September 1999. See "-- Liquidity and Capital Resources -- Derivative Financial Instruments".

     Income Taxes

     ProLogis is taxed as a REIT for federal income tax purposes and is not required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. ProLogis Development Services is not a qualified REIT subsidiary for tax purposes. Accordingly, ProLogis incurs and pays current federal and state income taxes with respect to the taxable earnings of ProLogis Development Services. Also, the foreign countries in which ProLogis operates do not recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes as appropriate and in accordance with GAAP with respect to the taxable earnings of ProLogis Development Services and its foreign subsidiaries.

     In 1998, ProLogis recognized deferred income tax expense of $1.8 million. In 1999 and 1997, the deferred income tax expense based on each year's temporary differences has been reduced to zero due to changes in the deferred tax valuation allowance. The valuation allowance was recognized in previous years to reflect the estimated realizability of deferred tax assets created by ProLogis' tax net operating loss carryforwards.

     Cumulative Effect of Accounting Change

     Through 1998, ProLogis capitalized costs associated with start-up activities and organization costs and amortized such costs over an appropriate period, generally five years. Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred, was adopted by ProLogis on January 1, 1999. Accordingly, ProLogis expensed $1.4 million of unamortized organization and start-up costs as a cumulative effect of accounting change in the first quarter of 1999. All such costs incurred in 1999 have been expensed (see "-- General and Administrative").

  Meridian Merger

     On March 30, 1999, Meridian, a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended, the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.1 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have a 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options each to acquire 1.10 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.44 billion of real estate assets, an interest in a refrigerated distribution business of $28.7 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

ENVIRONMENTAL MATTERS

     ProLogis did not experience any environmental condition on its facilities which materially adversely affected its results of operations or financial position nor is ProLogis aware of any environmental liability that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. See "-- Risk Factors -- Potential Environmental Liability".

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     ProLogis considers its liquidity and ability to generate cash from operations and financing activities to be adequate and expects it to continue to be adequate to meet its anticipated development, acquisition, operating and debt service needs as well as its shareholder distribution requirements.

     ProLogis' future investing activities within the property operations segment and the CDFS business segment are expected to consist primarily of acquiring land for future development and developing distribution facilities.

Within the temperature-controlled distribution operations segment, ProLogis' future investing activities are expected to include the expansion of its current capacity through the acquisition of existing businesses operating in this industry. ProLogis' future investing activities are expected to be funded with:

     - cash generated by operations;

     - the proceeds from the sale of non-strategic facilities to third parties;

     - the proceeds from the sale of facilities developed to third parties or to entities in which ProLogis has an ownership interest;

     - the proceeds from the sale of facilities to the ProLogis European Properties Fund;

     - other capital generated from the CDFS business segment; and

     - utilization of ProLogis' unsecured lines of credit.

     In the short-term, borrowings and subsequent repayments on the unsecured lines of credit will provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. Within the ProLogis European Properties Fund, ProLogis has access to 877.7 million euros (the currency equivalent of $884.0 million as of December 31, 1999 based on currency exchange rates quoted by Reuters) of third party equity capital in Europe that has been committed primarily by institutional investors for the period 2000 to 2002. This capital is available to fund acquisitions of ProLogis' completed stabilized European developments by the ProLogis European Properties Fund, as well as acquisitions of other facilities from third parties. ProLogis will continue to evaluate other financing arrangements similar to the ProLogis European Properties Fund that will provide debt and equity financing to ProLogis.

     As of December 31, 1999, ProLogis had $530.0 million available for borrowing under its U.S. dollar denominated unsecured lines of credit and the currency equivalent of $273.6 million (based on currency exchange rates quoted by Reuters) available for borrowing under its multi-currency unsecured line of credit. As of March 14, 2000, on a combined basis ProLogis had approximately $721.5 million of borrowing capacity available (see "-- Credit Facilities"). Another source of future liquidity and financial flexibility is ProLogis' shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. ProLogis currently has $608.0 million of shelf-registered securities available for issuance, subject to ProLogis' ability to effect an offering on satisfactory terms.

  Cash Operating Activities

     Cash provided by operating activities increased by $33.1 million in 1999 as compared to 1998 ($271.4 million in 1999 and $238.3 million in 1998). Cash provided by operating activities increased by $45.8 million in 1998 as compared to 1997 ($238.3 million in 1998 as compared to $192.5 million in 1997). These increases are primarily the result of the increased number of operating facilities in each year. See "-- Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares in 1999, 1998 and 1997.

  Cash Investing and Cash Financing Activities

     For the years 1999, 1998 and 1997, ProLogis funded its investment needs primarily with lines of credit borrowings and short-term borrowings, which were subsequently repaid with cash flow from operations, proceeds from sales of debt and equity securities, and proceeds from the dispositions of real estate assets (from both the property operations segment and the CDFS business segment). ProLogis' investment activities used approximately $34.4 million, $1.26 billion and $571.1 million of cash in 1999, 1998 and 1997, respectively. ProLogis' primary investing activity in 1999 was the Meridian Merger which was financed primarily with the issuance of equity securities and the assumption of Meridian's liabilities. ProLogis' financing activities resulted in a decrease in cash of $230.8 million in 1999 (primarily due to net repayments on ProLogis' lines of credit) and increases in cash of $1.06 billion and $398.8 million in 1998 and 1997, respectively.

     Investments in real estate (including recurring capital expenditures and tenant improvements and lease commissions on previously leased space), net of proceeds from dispositions, provided net cash of $57.7 million in 1999 and used cash of $607.2 million in 1998 and $485.5 million in 1997. ProLogis' cash investments in its unconsolidated entities aggregated $141.0 million in 1999, $657.5 million in 1998 (includes the initial cash outlays for the acquisitions of Frigoscandia, ProLogis Kingspark and ProLogis Garonor) and $85.6 million in 1997. ProLogis' investment activities in 1999 were substantially self-funding, primarily due to the significant amount of cash generated from the disposition of facilities.

     ProLogis' primary cash financing activities in 1999 were: (i) the issuance of $500.0 million of senior unsecured notes; (ii) arranging longer-term secured debt agreements that generated $462.1 million of funds; (iii) repayments of borrowings on ProLogis' unsecured lines of credit (net reduction in outstanding borrowings of $395.6 million in 1999); and (iv) cash payments associated with the Meridian Merger (paydown of Meridian's outstanding line of credit of $328.4 million and $67.6 million of payments to Meridian shareholders). See "-- Results of Operations -- Meridian Merger".

     ProLogis' primary cash financing activities in 1998 were: (i) the sale of Series D preferred shares generating net proceeds of $241.5 million; (ii) sales of Common Shares (net of repurchases of Common Shares under the employee share purchase plan) generating net proceeds of $130.6 million; (iii) net borrowings on ProLogis' credit facilities of $494.3 million; (iv) proceeds from short-term borrowings of $350.0 million ($200 million of which was used primarily to finance the acquisition of Frigoscandia AB and was repaid on March 31, 1998 after third-party financing was obtained); (v) the issuance of senior unsecured notes generating net proceeds of $371.5 million; and (vi) net proceeds from a secured financing of $65.5 million.

     ProLogis' primary cash financing activities in 1997 were: (i) sales of Common Shares (net of repurchases of Common Shares under the employee share purchase plan) generating net proceeds of $406.1 million; (ii) the issuance of senior unsecured notes generating net proceeds of $197.8 million; and (iii) net repayments on ProLogis' lines of credit of $38.6 million.

     Common Share cash distributions were $209.0 million (including $11.1 million paid to Meridian shareholders), $151.1 million and $106.6 million in 1999, 1998 and 1997, respectively. Dividends paid on preferred shares were $56.8 million in 1999 (including $0.7 million paid to Meridian shareholder), $49.1 million in 1998 and $35.3 million in 1997. See "-- Distribution and Dividend Requirements".

  Credit Facilities

     ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group (the "Lenders") that provides for a $550.0 million unsecured revolving line of credit. Borrowings bear interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 1.00% (6.8225% as of December 31, 1999). Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended for an additional year at ProLogis' option. As of December 31, 1999, $45.0 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

     The $550.0 million unsecured line of credit replaced ProLogis' previous $350.0 million unsecured line of credit that was put into place in August 1998. ProLogis' entered into the new credit agreement to allow for increased borrowing capacity following the Meridian Merger.

     As of December 31, 1998, ProLogis had an agreement with the Lenders that provided for a term loan of $150.0 million. The term loan was repaid on April 26, 1999 and the agreement was terminated. ProLogis paid interest at LIBOR plus 1.00% on the term loan borrowings.

     In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with Bank of America that matures on October 1, 2000. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the line of credit as of December 31, 1999.

     On December 17, 1999, ProLogis obtained a multi-currency, unsecured revolving line of credit in the currency equivalent of 325.0 million euros (the currency equivalent of approximately $327.3 million as of December 31, 1999 based on currency exchange rates quoted by Reuters) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acted as agent. The line of credit was obtained for the purpose of funding ProLogis' European development activities. The interest rate on this four-year revolving line of credit is Euribor plus 0.75% or Sterling LIBOR plus 0.75%, (borrowings outstanding as of December 31, 1999 were at a weighted average interest rate of 4.25%). As of December 31, 1999, there were 53.3 million euros of borrowings (the currency equivalent of approximately $53.7 million as of December 31, 1999 based on currency exchange rates quoted by Reuters) were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

  Derivative Financial Instruments

     ProLogis uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing or anticipated obligations and transactions. ProLogis does not use derivative financial instruments for trading purposes.

     The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). The use of derivative financial instruments allows ProLogis to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effects these fluctuations would have on ProLogis' income and cash flows.

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

     As of December 31, 1999, ProLogis had foreign currency put option contracts outstanding in the notional amount of 23.0 million euros (the currency equivalent of approximately $23.2 million based on currency exchange rates quoted by the Reuters) related to its operations in Europe. The outstanding contracts do not qualify for hedge accounting and were marked to market as of December 31, 1999. ProLogis recognized an aggregate expense of $92,000 on the put option contracts including the mark to market adjustment of $47,000. The put option contracts provide ProLogis with the option to exchange euros for U.S. dollars at a fixed exchange rate such that if the euro were to depreciate against the U.S. dollar to predetermined levels (as set by the contract), ProLogis could exercise its options and mitigate its foreign currency exchange losses.

     ProLogis has interest rate swap agreements related to variable rate mortgage notes and other unsecured debt in the currency equivalent of approximately $169.9 million as of December 31, 1999 (based on currency exchange rates quoted by Reuters). The swap agreements have a combined notional amount of
1.1 billion French francs and fix the Euribor rate at 3.62% through December 2003 on a notional amount in the currency equivalent of approximately $30.9 million as of December 31, 1999, at 3.60% through January 2004 on a notional amount in the currency equivalent of approximately $118.9 million as of December 31, 1999 and at 3.59% through January 2004 on a notional amount in the currency equivalent of approximately $20.1 million. In December 1999, a principal paydown was made on the underlying debt resulting in a notional amount of the swap agreements in excess of the principal balances. Consequently, swap agreements with a notional amount of $26.2 million were cancelled in January 2000 at a gain to ProLogis of $1.4 million. ProLogis contributed 50.1% of the common stock of the wholly owned entity that holds the debt related to the swap agreements to the ProLogis European Properties Fund in January 2000. ProLogis is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001.

     ProLogis entered into two interest rate protection agreements with a combined notional amount of $150.0 million in October 1997 in anticipation of debt offerings to be completed in 1998. During 1998, the interest rate protection agreements no longer qualified for hedge accounting treatment under GAAP. Accordingly, ProLogis began marking these agreements to market and for the year ended December 31, 1998 ProLogis recognized a non-cash expense of $26.1 million. These agreements were terminated in February 1999 at a total cost of $27.0 million (an additional $0.9 million expense was recognized in 1999). ProLogis used these agreements to set the interest rate on $200.0 million of secured debt that was obtained in March 1999.

     See "-- Results of Operations -- Other Income and Expense Items -- Foreign Currency Hedge Income (Expense)" for a discussion of foreign currency hedge contracts entered into in 1997 and terminated in 1998 related to the acquisition of Frigoscandia.

  Commitments

     As of December 31, 1999, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 140,000 square feet of distribution facilities at an estimated acquisition cost of $4.0 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. In addition, as of December 31, 1999, ProLogis had $424.2 million of budgeted development costs for developments in process, of which $247.6 million was unfunded.

     Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $186.0 million as of December 31, 1999 based on currency exchange rates quoted by the Svenska Handelsbanken. The loan bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to 10.0 million pounds sterling (the currency equivalent of approximately $16.1 million as of December 31, 1999 based on currency exchange rates quoted by Reuters). The line of credit, which was increased to 15.0 million pounds sterling in February 2000, has been guaranteed by ProLogis. As of December 31, 1999, no borrowings were outstanding on the line of credit. However, as of December 31, 1999, ProLogis Kingspark had the currency equivalent of approximately $7.9 million of letters of credit outstanding (based on currency exchange rates quoted by Reuters) that reduce the amount of available borrowings on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of December 31, 1999, ProLogis had an unfunded commitment on this guarantee agreement in the currency equivalent of approximately $9.0 million based on currency exchange rates quoted by Reuters.

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

     Cash distributions paid in 1999, 1998 and 1997 were $1.30 per Common Share, $1.24 per Common Share and $1.07 per Common Share, respectively. On December 16, 1999, ProLogis declared a distribution of $0.335 per Common Share which was paid on February 23, 1999. The Board has set a projected annual distribution rate for 2000 of $1.34 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the year.

     On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the Meridian Merger, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger. ). See " -- Results of Operations -- Meridian Merger".

     The annual dividend rates on ProLogis' preferred shares are $2.35 per Series A preferred share, $1.75 per Series B preferred share, $4.27 per Series C preferred share, $1.98 per Series D preferred share and $2.19 per series E preferred share.

     On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E preferred shares ($0.5469 per share) of which $729,200 related to Meridian's Series D preferred stock and was accrued by Meridian prior to the closing of the Meridian Merger. See "-- Results of Operations -- Meridian Merger".

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless and until all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the Preferred Shares.

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

NEW TAX LEGISLATION

     The REIT Modernization Act ("RMA"), which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Code with respect to the taxation of REITs. Primarily, the RMA allows for the creation of Taxable REIT Subsidiaries ("TRS") which will allow ProLogis and other REITs to own up to 100% of a TRS (previously limited to 10% of the voting stock). Due to the previous limitations, certain of ProLogis' current taxable subsidiaries (those entities whose operations generated income that was restricted under the REIT rules) were formed as entities in which ProLogis owned 100% of the preferred stock and a third party owned 100% of the voting common stock. Accordingly, ProLogis accounted for these investments (excluding ProLogis Development Services which is consolidated) under the equity method rather than consolidating the investments in its balance sheet and results of operations. Because ProLogis will be able to own 100% of these entities beginning on January 1, 2001, ProLogis is pursuing the purchase of the common stock of these entities from the third parties currently owning the stock. See Note 5 to ProLogis' Consolidated Financial Statements in Item 8.

FUNDS FROM OPERATIONS

     Funds from operations attributable to Common Shares increased $91.8 million to $320.2 million for 1999 from $228.4 million for 1998. Funds from operation attributable to Common Shares increased $70.9 million from 1997 to 1998.

     Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Statement of Cash Flows in ProLogis' Consolidated Financial Statements in Item 8. Funds from operations should not be considered as an alternative to net income as an indicator of ProLogis' operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to assist management, financial analysts, potential investors and shareholders with an indication of the ability of ProLogis to fund its capital expenditures and investment activities and to fund other cash needs.

     The funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs because many REITs, including ProLogis, compute funds from operations in a manner different from the definition used by the National Association of Real Estate Investment Trusts ("NAREIT"). For the three year period ended December 31, 1999 presented below, funds from operations, as published by NAREIT is defined as net income (computed in accordance with GAAP), excluding gains or (losses) from debt restructuring and sales of previously depreciated property, extraordinary or unusual items as defined by GAAP and significant non-recurring items that materially distort the comparative measurement of company performance over time, plus depreciation and amortization unique to the real estate industry, and after adjustments for unconsolidated entities. The adjustments for unconsolidated entities are computed to reflect their funds from operations on the same basis.

     Funds from operations as used by ProLogis is modified from the NAREIT definition to exclude: (i) deferred income tax benefits and deferred income tax expenses of ProLogis' taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from debt transactions between ProLogis and its consolidated and unconsolidated entities; (iii) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of third party debt of ProLogis' foreign consolidated and unconsolidated entities; and (iv) mark to market adjustments related to derivative financial instruments utilized to manage ProLogis' foreign currency risks. Additionally, ProLogis includes gains or losses on the disposition of real estate utilized in ProLogis' non-CDFS business in funds from operations. These adjustments to the NAREIT definition are made to reflect ProLogis' funds from operations on a comparable basis with the other REITs who to not engage in the types of transactions that give rise to these items.

     Funds from operations is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
Net earnings attributable to Common Shares..............  $123,999   $ 62,231   $  4,431
  Add (Deduct):
     Real estate related depreciation and
       amortization.....................................   150,050     99,514     76,275
     (Gain) loss on disposition of non-CDFS business
       real estate assets...............................   (38,994)    (5,565)    (7,378)
     Foreign currency exchange (gains) losses, net(1)...    16,596     (3,227)       348
     Non-recurring foreign currency hedge (income)
       expense(2).......................................        --     (2,054)     6,028
     Interest rate hedge expense(3).....................       945     26,050         --
     Costs incurred in acquiring management companies
       from affiliate(4)................................        --         --     75,376
     Non-recurring items(5).............................      (247)     1,686         --
     Deferred income tax expense........................        --      1,797         --
     Cumulative effect of accounting change(6)..........     1,440         --         --
     ProLogis' share of reconciling items of
       unconsolidated entities:
       Real estate related depreciation and
          amortization..................................    49,644     36,489      2,419
       Loss on disposal of assets.......................       826        179         --
       Foreign currency exchange losses, net............    14,650     14,207         --
       Non-recurring items..............................      (700)        --         --
       Deferred income tax expense (benefit)............       510     (2,929)
       Cumulative effect of accounting change(6)........     1,480         --         --
                                                          --------   --------   --------
  Funds from operations attributable to Common Shares...  $320,199   $228,378   $157,499
                                                          ========   ========   ========

---------------

(1) See "-- Results of Operations -- Other Income and Expense Items -- Foreign Currency Exchange Gain (Losses), Net".

(2) See "-- Results of Operations -- Other Income and Expense Items -- Foreign Currency Hedge Income (Expense)".

(3) See "-- Liquidity and Capital Resources -- Derivative Financial
    Instruments".

(4) See "-- Results of Operations -- Other Income and Expense Items -- Costs Incurred in Acquiring Management Companies From Affiliate".

(5) In 1998 represents the costs associated with ProLogis' name change. See "-- Results of Operations -- Other Income and Expense Items -- Other Expense".

(6) See "-- Results of Operations -- Other Income and Expense
    Items -- Cumulative Effect of Accounting Change".

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

     Prior to December 31, 1999, ProLogis completed a review of all of its computer systems and applications to determine if these programs were Year 2000 compliant. ProLogis did not identify any computer system or applications that, upon failure to be Year 2000 compliant, would have had a material adverse impact on its business or results of operations.

     Prior to and after January 1, 2000 ProLogis and its unconsolidated entities (CSI, Frigoscandia and ProLogis Kingspark) have not experienced any disruptions in their business operations related to the Year 2000 issue. Accordingly, Year 2000 problems have not materially impacted the financial condition, liquidity or results of operations of ProLogis and its unconsolidated entities as reported through December 31, 1999. Further, Year 2000 issues are not expected to materially impact the financial condition, liquidity or results of operations of ProLogis and its unconsolidated entities after December 31, 1999. Therefore, ProLogis and its unconsolidated entities have not recorded any accruals for contingent losses related to Year 2000 issues.

     There can be no assurances that Year 2000 related issues will not still have a material adverse effect on ProLogis, its business and its financial condition or on the business and financial condition of ProLogis' unconsolidated entities. However, ProLogis believes its Year 2000 compliance program has reduced the level of uncertainty about the Year 2000 impact in areas that are within its direct control and management of ProLogis believes that the possibility of any future interruptions of normal operations is remote.

     ProLogis' activities with respect to its assessment of Year 2000 compliance and its remediation efforts have been performed primarily by existing personnel. ProLogis' historical costs for addressing the Year 2000 issue are not material and management does not anticipate any future costs associated with the Year 2000 issue. Third-party costs and interim software solutions for Year 2000 issues have not exceeded $250,000. ProLogis does not separately track the internal costs incurred for Year 2000 compliance issues. Such costs are principally the related payroll costs of its IT group. Although the cost associated with the replacement of ProLogis' key property management and core accounting systems that was completed in 1999 was substantial, the replacements were made to improve operational efficiency and were not accelerated due to the Year 2000 issue. ProLogis did not delay any material projects as a result of the Year 2000 issue. Funds expended to address Year 2000 issues were made from operating cash flow.

     The total costs incurred for Year 2000 remediation was less than $250,000 for CSI, approximately $3.0 million for Frigoscandia and less than $100,000 for ProLogis Kingspark. No future costs are expected to be incurred.

     ProLogis and its unconsolidated entities believe that Year 2000 issues have not and will not materially effect the their historic spending patterns or cost relationships. Additionally, ProLogis believes that the revenue patterns of it and its unconsolidated entities have not and will not be effected by Year 2000 related problems.

RISK FACTORS

     Risks factors include the occurrence of any of the events described below that could adversely affect ProLogis' ability to achieve its projected returns on acquisitions and projects under development and could hinder ProLogis' ability to make expected distributions to equity holders.

  ProLogis is Exposed to the General Economic Conditions of the Markets in which it Owns Property

     ProLogis' operating performance depends on the economic conditions of markets in which its facilities are concentrated. ProLogis' operating performance could be adversely affected if conditions, such as an oversupply of space or a reduction in demand for industrial distribution facilities, in ProLogis' larger markets become less favorable relative to other geographic areas. Any material oversupply of space or material reduction of demand for space could adversely effect ProLogis' operating income and the value of the Common Shares.

  ProLogis' Investments Are Subject To Risks Particular To Real Estate

     Value of Real Estate Dependent on Numerous Factors

     Real property investments are subject to varying degrees of risk. Real estate values are affected by a number of factors, including:

     - changes in the general economic climate;

     - local conditions, such as an oversupply of space or a reduction in demand for real estate in an area;

     - the quality and philosophy of management;

     - competition from other available space;

     - the ability of the owner to provide adequate maintenance and insurance;

     - the ability of the owner to control variable operating costs;

     - governmental regulations;

     - interest rate levels;

     - the availability of financing; and

     - potential liability under, and changes in, environmental, zoning, and other laws.

     Restrictions on, and Risks of, Unsuccessful Development Activities

     ProLogis intends to continue to pursue development activities as opportunities arise. Such development activities generally require various government and other approvals. ProLogis may not receive such approvals. ProLogis will be subject to risks associated with any such development activities. These risks include:

     - the risk that development opportunities explored by ProLogis may be abandoned;

     - the risk that construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated;

     - limited cash flow during the construction period; and

     - the risk that occupancy rates and rents of a completed project will not be sufficient to make the project profitable.

     In case of an unsuccessful development project, ProLogis' loss could exceed its investment in the project.

     Tenant Default

     ProLogis' income and distributable cash flow would be adversely affected if a significant number of ProLogis' tenants are unable to meet their obligations to ProLogis, or if ProLogis is unable to lease, on economically favorable terms, a significant amount of space in its industrial distribution facilities. In the event of default by a significant number of tenants, ProLogis may experience delays and incur substantial costs in enforcing its rights as landlords.

     Real Estate Investments Are Not As Liquid As Other Types Of Assets

     Real estate investments are not as liquid as other types of assets and therefore may tend to limit the ability of ProLogis to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, ProLogis must comply with the safe harbor rules, relating to the number of properties sold in a year, their tax bases and the cost of improvements made to the properties, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, ProLogis' ability to sell assets at any time to change its asset base may be restricted.

     Share Prices May Be Affected By Market Interest Rates

     The annual distribution rate on Common Shares as a percentage of its market price may influence the trading price of such Common Shares. An increase in market interest rates may lead investors to demand a higher annual distribution rate, which could adversely affect the market price of such Common Shares. A decrease in the market price of the Common Shares could reduce ProLogis' ability to raise additional equity capital in the public markets.

     Uninsured Losses May Adversely Affect ProLogis

     Some types of losses, such as from acts of war, may be uninsurable, or the cost of insuring against such losses may not be economically justifiable. If an uninsured loss occurs, ProLogis could lose both the invested capital in and anticipated revenues from the affected facility, but would still be obligated to repay any recourse mortgage indebtedness on the facility.

     Potential Environmental Liability

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances on ProLogis' properties may adversely affect its ability to sell such properties or to borrow using such properties as collateral and may also have an adverse affect on ProLogis' ability to pay distributions to its shareholders.

  Debt Financing, Increases in Interest Rates, Financial Covenants and Absence of Limitations on Debt May Result in Decreased Distribution to Shareholders

     Debt Financing

     ProLogis is subject to risks normally associated with debt financing, including the risk that ProLogis' cash flow will be insufficient to meet required payments or principal and interest and the risk that ProLogis will not be able to refinance existing indebtedness or that the terms of such refinancings will not be as favorable as terms of the existing indebtedness. There can be no assurance that ProLogis will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

     Requirements of Credit Facilities; Foreclosures

     The terms of ProLogis' indebtedness require ProLogis to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios, maintaining insurance coverage, etc. These covenants may limit ProLogis' flexibility in its operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if ProLogis has satisfied its payment obligations. If ProLogis is unable to refinance its indebtedness at maturity or meet its payment obligations, the amount of cash available for distribution may be adversely affected.

     No Limitations on Debt

     ProLogis currently has a policy of incurring debt only, if upon such incurrence, ProLogis' debt-to-book capitalization ratio, as adjusted, would equal 50% or less. The Board could alter or eliminate this policy without shareholder approval and would do so if, for example, it were necessary in order for ProLogis to continue to qualify as a REIT under the Code. If this policy were changed, ProLogis could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to shareholders.

  Failure to Qualify as a REIT Could Adversely Affect Shareholders

     ProLogis has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1993. To maintain REIT status, ProLogis must meet a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and developments at ProLogis, no assurance can be given that ProLogis will qualify as a REIT for any particular year.

     If ProLogis fails to qualify as a REIT, it will be taxed as a regular corporation, and distributions to shareholders will not be deductible in computing ProLogis' taxable income. The resulting corporate tax liabilities could materially reduce the funds available for distribution to ProLogis' shareholders or for reinvestment. In the absence of REIT status, distributions to shareholders would no longer be required. Moreover, ProLogis might not be able to elect to be treated as a REIT for the four taxable years after the year during which ProLogis ceased to qualify as a REIT. In addition, if ProLogis later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain in its assets as of the date of requalification and to make distributions to shareholders equal to any earnings accumulated during the period of non-REIT status.

  Potential Adverse Effect of REIT Distribution Requirements

     To maintain its qualification as a REIT under the Code, ProLogis must annually distribute to ProLogis' shareholders at least 95% of its ordinary taxable income, excluding net capital gains (changed to 90% as a result of the RMA -- see "-- New Tax Legislation"). This requirement limits ProLogis' ability to accumulate capital. ProLogis may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for ProLogis' funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited. In those situations, ProLogis might be required to borrow funds or sell facilities on adverse terms in order to meet the distribution requirements. If ProLogis fails to make a required distribution, it would cease to be a REIT.

  Currency Risk

     ProLogis has pursued and intends to continue to pursue growth opportunities in international markets and often invests in countries where the U.S. dollar is not the national currency. As a result, ProLogis is subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U. S. dollar. For example, a significant depreciation in the value of the foreign currencies of one or more countries where ProLogis has a significant investment may materially adversely affect ProLogis' performance. ProLogis attempts to mitigate any such effects through the use of foreign currency hedge contracts, although there can be no assurance that such attempts will be successful.

  Influence of ProLogis' Principal Shareholder May Impact ProLogis' Management and Operations

     ProLogis and Security Capital are parties to a Third Amended and Restated Investor Agreement, dated as of September 9, 1997. Pursuant to the investor agreement, Security Capital has the right, so long as it owns between 10% and 25% of the Common Shares, to nominate one person to the Board. So long as Security Capital owns 25% or more of the Common Shares, Security Capital will be entitled to nominate a proportionate number of persons to the Board subject to a maximum of three nominees if the size of the Board does not increase above the current size of ten trustees. Under the investor agreement, so long as it owns at least 25% of the Common Shares, Security Capital also has the right of prior approval with respect to the following matters:

     - the issuance of equity securities or securities convertible into equity securities, other than issuances in connection with option, dividend reinvestment and similar plans, for less than the fair market value of such securities;

     - the issuance of any preferred shares which would result in the fixed charge coverage ratio being less than 1.4 to 1.0;

     - adopting any employee benefit plans under which Common Shares may be issued;

     - the compensation of senior officers of ProLogis; and

     - the incurrence of additional indebtedness which would result in the interest expense coverage ratio being less than 2.0 to 1.0.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     ProLogis is exposed to market risk from changes in interest rates and foreign currency exchange rates. On a limited basis, ProLogis uses certain derivative financial instruments, including interest rate swap agreements and foreign currency option and forward contracts to reduce its market risk. ProLogis does not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with Board approved policies.

     ProLogis has estimated its market risk exposures using sensitivity analysis. ProLogis has defined its market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure and future earnings with respect to foreign currency exchange exposure of its market risk sensitive instruments assuming a hypothetical 10% adverse change in year end interest rates and foreign currency exchange rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, ProLogis' ultimate realized gains or losses with respect to interest and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time, and the prevailing interest and foreign currency exchange rates.

  Interest Rate Risk

     ProLogis' interest rate risk is related primarily to its variable rate credit facilities. ProLogis' interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve its objective, ProLogis primarily borrows on a fixed rate basis. Therefore, ProLogis' primary interest rate risk is created by its variable rate unsecured lines of credit and its variable rate short-term borrowing arrangements. ProLogis substantially eliminates the interest rate risk generated by longer term variable rate debt by fixing the interest payments with interest rate swap agreements. ProLogis had $160.7 million longer-term variable rate debt outstanding as of December 31, 1999. ProLogis has substantially fixed the interest payments on this debt with interest rate swap agreements. In addition, ProLogis has in the past and may in the future, utilize derivative instruments as hedges in anticipation of future fixed rate debt transactions to manage interest rate exposure.

     During the year ended December 31, 1999, ProLogis had weighted average outstanding borrowings of $232.8 million on its variable rate unsecured lines of credit and $47.9 million on its variable rate short-term borrowing arrangement. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for interest rate-related financial instruments was approximately $1.7 million on both future earnings and cash flow as of December 31, 1999. The sensitivity analysis was based on the weighted average outstanding variable rate borrowings for 1999 and assumed a flat yield curve.

  Foreign Currency Risk

     ProLogis uses foreign currency forward and option contracts to manage foreign currency exchange rate risk related to projected net operating income (operating income net of foreign denominated interest expense) from foreign entities. Prior to September 1999, ProLogis did not hedge projected net operating income from foreign entities with derivative contracts because it was not material relative to ProLogis' total net operating income.

     In addition, ProLogis incurs foreign currency risk related to its U.S. dollar denominated loans to its foreign consolidated subsidiaries. The remeasurement of intercompany loans results in foreign currency exchange gains or losses which are recognized by ProLogis. However, ProLogis does not incur an actual cash gain or loss until the loans are repaid. ProLogis' exposure to foreign currency exchange rates exists with the following currencies versus the U.S. dollar: euro, British pound sterling and Swedish krona.

     ProLogis' foreign currency exchange sensitivity analysis included foreign currency forward and options contracts and other financial instruments affected by foreign currency exchange risk, as well as U.S. dollar denominated loans to foreign consolidated entities. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, the estimated 1999 year-end market risk exposure to future earnings was $16.8 million. The sensitivity analysis excluded the impact of the change in foreign currency exchange rates on the underlying projected net operating income, which has a high degree of inverse correlation with the derivative instruments used to hedge it. However, since ProLogis hedges approximately 75% of its projected net operating income from foreign entities, approximately 25% of the impact to total net operating income of an adverse movement in foreign exchange rates would not be offset by derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ProLogis Consolidated Balance Sheets as of December 31, 1999 and 1998, its Consolidated Statements of Earnings, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1999, Notes to Consolidated Financial Statements and Schedule III -- Real Estate and Accumulated Depreciation, together with the report of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 14 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding ProLogis' executive officers, see "Item 1. Business -- Executive Officers and Trustees" and "-- Senior Officers." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in ProLogis' definitive proxy statement for its 2000 annual meeting of shareholders ("2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the description under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Trustee Compensation" and "Outside Trustee Plan" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

          (a) Financial Statements and Schedules:

           1. Financial Statements:

           See Index to Consolidated Financial Statements and Schedule III on page 58 of this report, which is incorporated herein by reference.

           2. Financial Statement Schedules:

           Schedule III -- Real Estate and Accumulated Depreciation

           All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

           3. Exhibits:

           See Index to Exhibits on pages 118 to 122 of this report, which is incorporated herein by reference.

          (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        ITEM     FINANCIAL
DATE  REPORTED   STATEMENTS
----  --------   ----------
None

          (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 118 to 122 of this report, which is incorporated herein by reference.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                              PAGE
                                                              ----
ProLogis Trust:
  Report of Independent Public Accountants..................   59
  Consolidated Balance Sheets...............................   60
  Consolidated Statements of Earnings.......................   61
  Consolidated Statements of Shareholders' Equity...........   62
  Consolidated Statements of Cash Flows.....................   63
  Notes to Consolidated Financial Statements................   64
  Report of Independent Public Accountants..................  100
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  101

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust

     We have audited the accompanying consolidated balance sheets of ProLogis Trust and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Frigoscandia Holding AB accounted for under the equity method of accounting, in which the Trust has investments in and advances to amounting to $196.9 million and $229.9 million as of December 31, 1999 and 1998, respectively, and losses from unconsolidated entity of $2.9 million and $7.6 million in 1999, and 1998, respectively. We did not audit the financial statements of CS Integrated LLC accounted for under the equity method of accounting, in which the Trust has an investment in and advances to amounting to $186.9 million as of December 31, 1999 and earnings from unconsolidated entity of $9.2 million in 1999. These statements were audited by other auditors whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for these entities is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ProLogis Trust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Chicago, Illinois
March 21, 2000

                                 PROLOGIS TRUST

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Real estate.................................................  $4,974,951   $3,657,500
  Less accumulated depreciation.............................     366,703      254,288
                                                              ----------   ----------
                                                               4,608,248    3,403,212
Investments in and advances to unconsolidated entities......     940,364      733,863
Cash and cash equivalents...................................      69,338       63,140
Accounts and notes receivable...............................      46,998       11,648
Other assets................................................     183,092      118,866
                                                              ----------   ----------
         Total assets.......................................  $5,848,040   $4,330,729
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Lines of credit...........................................  $   98,700   $  344,300
  Short-term borrowings.....................................          --      150,000
  Senior unsecured debt.....................................   1,729,630    1,083,641
  Other unsecured debt......................................      30,892           --
  Mortgage notes............................................     657,913      184,964
  Assessment bonds..........................................      10,721       11,281
  Securitized debt..........................................      26,952       31,559
  Accounts payable and accrued expenses.....................     117,651      116,378
  Construction payable......................................      23,064       34,025
  Amount due to affiliate...................................         221          395
  Distributions and dividends payable.......................      54,939       39,283
  Other liabilities.........................................      81,549       27,240
                                                              ----------   ----------
         Total liabilities..................................   2,832,232    2,023,066
                                                              ----------   ----------
Minority interest...........................................      62,072       51,295
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
    shares issued and outstanding at December 31, 1999 and
    1998; stated liquidation preference of $25.00 per
    share...................................................     135,000      135,000
  Series B Convertible Preferred Shares; $0.01 par value;
    7,020,703 shares issued and outstanding at December 31,
    1999 and 7,537,600 shares issued and outstanding at
    December 31, 1998; stated liquidation preference of
    $25.00 per share........................................     175,518      188,440
  Series C Preferred Shares; $0.01 par value; 2,000,000
    shares issued and outstanding at December 31, 1999 and
    1998; stated liquidation preference of $50.00 per
    share...................................................     100,000      100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000
    shares issued and outstanding at December 31, 1999 and
    1998; stated liquidation preference of $25.00 per
    share...................................................     250,000      250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000
    shares issued and outstanding at December 31, 1999;
    stated liquidation preference of $25.00 per share.......      50,000           --
  Common shares of beneficial interest; $0.01 par value;
    161,825,466 shares issued and outstanding at December
    31, 1999 and 123,415,711 shares issued and outstanding
    at December 31, 1998....................................       1,618        1,234
Additional paid-in capital..................................   2,663,350    1,907,232
Employee share purchase notes...............................     (22,906)     (25,247)
Accumulated other comprehensive income......................      (9,765)          23
Distributions in excess of net earnings.....................    (389,079)    (300,314)
                                                              ----------   ----------
         Total shareholders' equity.........................   2,953,736    2,256,368
                                                              ----------   ----------
         Total liabilities and shareholders' equity.........  $5,848,040   $4,330,729
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       1998       1997
                                                              --------   --------   --------
Income:
  Rental income.............................................  $491,826   $345,046   $284,533
  Other real estate income..................................    46,678     17,554     12,291
  Income from unconsolidated entities.......................    22,519      2,755      3,278
  Interest..................................................     6,369      2,752      2,392
                                                              --------   --------   --------
         Total income.......................................   567,392    368,107    302,494
                                                              --------   --------   --------
Expenses:
  Rental expenses, net of recoveries $87,907 in 1999,
    $57,415 in 1998 and $42,288 in 1997 and including
    amounts paid to affiliate of $1,314 in 1999, $984 in
    1998 and $280 in 1997...................................    33,501     27,120     23,187
  Property management fees paid to affiliate, net of
    recoveries of $3,870 in 1997............................        --         --      3,821
  General and administrative, including amounts paid to
    affiliate of $1,582 in 1999, $1,992 in 1998 and $657 in
    1997....................................................    38,284     22,893      6,770
  REIT management fee paid to affiliate.....................        --         --     17,791
  Depreciation and amortization.............................   152,447    100,590     76,562
  Interest..................................................   170,746     77,650     52,704
  Interest rate hedge expense...............................       945     26,050         --
  Costs incurred in acquiring management companies from
    affiliate...............................................        --         --     75,376
  Other.....................................................     4,920      6,187      3,891
                                                              --------   --------   --------
         Total expenses.....................................   400,843    260,490    260,102
                                                              --------   --------   --------
Earnings from operations....................................   166,549    107,617     42,392
Minority interest share in earnings.........................     4,979      4,681      3,560
                                                              --------   --------   --------
Earnings before gain on disposition of real estate and
  foreign currency exchange gains (losses)..................   161,570    102,936     38,832
Gain on disposition of real estate..........................    38,994      5,565      7,378
Foreign currency hedge income (expense).....................        --      2,054     (6,028)
Foreign currency exchange gains (losses), net...............   (16,818)     2,938       (348)
                                                              --------   --------   --------
Earnings before income taxes................................   183,746    113,493     39,834
Income tax expense:
  Current...................................................     1,472        368         85
  Deferred..................................................        --      1,796         --
                                                              --------   --------   --------
         Total income taxes.................................     1,472      2,164         85
                                                              --------   --------   --------
Earnings before cumulative effect of accounting change......   182,274    111,329     39,749
Cumulative effect of accounting change......................     1,440         --         --
                                                              --------   --------   --------
Net earnings................................................   180,834    111,329     39,749
Less preferred share dividends..............................    56,835     49,098     35,318
                                                              --------   --------   --------
Net earnings attributable to Common Shares..................  $123,999   $ 62,231   $  4,431
                                                              ========   ========   ========
Weighted average Common Shares outstanding -- Basic.........   152,412    121,721    100,729
                                                              ========   ========   ========
Weighted average Common Shares outstanding -- Diluted.......   152,739    122,028    100,869
                                                              ========   ========   ========
Basic per share net earnings attributable to Common Shares:
  Earnings before cumulative effect of accounting change....  $   0.82   $   0.51   $   0.04
  Cumulative effect of accounting change....................     (0.01)        --         --
                                                              --------   --------   --------
         Net earnings attributable to Common Shares.........  $   0.81   $   0.51   $   0.04
                                                              ========   ========   ========
Diluted per share net earnings attributable to Common
  Shares:
  Earnings before cumulative effect of accounting change....  $   0.82   $   0.51   $   0.04
  Cumulative effect of accounting change....................     (0.01)        --         --
                                                              --------   --------   --------
         Net earnings attributable to Common Shares.........  $   0.81   $   0.51   $   0.04
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                      SERIES A      SERIES B      SERIES C
                                                                                      PREFERRED     PREFERRED     PREFERRED
                                                                 COMMON SHARES        SHARES AT     SHARES AT     SHARES AT
                                                              --------------------    AGGREGATE     AGGREGATE     AGGREGATE
                                                               NUMBER       PAR      LIQUIDATION   LIQUIDATION   LIQUIDATION
                                                              OF SHARES    VALUE     PREFERENCE    PREFERENCE    PREFERENCE
                                                              ---------   --------   -----------   -----------   -----------
Balances at December 31, 1996...............................    93,677    $  937.0    $135,000      $201,250      $100,000
 Net earnings...............................................        --          --          --            --            --
 Preferred share dividends..................................        --          --          --            --            --
 Accumulated other comprehensive income -- foreign currency
   translation adjustments..................................        --          --          --            --            --
 Comprehensive income attributable to Common Shares.........        --          --          --            --            --
 Sale of Common Shares......................................    18,455       184.6          --            --            --
 Common Shares issued under employee share purchase plan....     1,357        13.6          --            --            --
 Common Shares issued in 1997 Merger, net of costs..........     3,692        36.9          --            --            --
 Common Shares issued under dividend reinvestment and share
   purchase plans...........................................        20         0.2          --            --            --
 Limited partnership units converted to Common Shares.......       105         1.0          --            --            --
 Series B preferred shares converted to Common Shares.......        63         0.6          --        (1,242)           --
 Principal payments on employee share purchase notes........        --          --          --            --            --
 Retirements of employee share purchase notes...............        (5)       (0.1)         --            --            --
 Common Share distributions paid............................        --          --          --            --            --
 Common Share distributions accrued.........................        --          --          --            --            --
                                                               -------    --------    --------      --------      --------
Balances at December 31, 1997...............................   117,364     1,173.8     135,000       200,008       100,000
 Net earnings...............................................        --          --          --            --            --
 Preferred share dividends..................................        --          --          --            --            --
 Accumulated other comprehensive income -- foreign currency
   translation adjustments..................................        --          --          --            --            --
 Comprehensive income attributable to Common Shares.........        --          --          --            --            --
 Sale of Common Shares......................................     5,494        54.9          --            --            --
 Sale of preferred shares...................................        --          --          --            --            --
 Common Shares issued under dividend reinvestment and share
   purchase plans...........................................        18         0.1          --            --            --
 Common Shares issued upon exercise of warrants.............        12         0.1          --            --            --
 Limited partnership units converted to Common Shares.......        20         0.2          --            --            --
 Series B preferred shares converted to Common Shares.......       593         5.9          --       (11,568)           --
 Principal payments on employee share purchase notes........        --          --          --            --            --
 Retirements of employee share purchase notes...............       (85)       (0.8)         --            --            --
 Sale of options to unconsolidated entities.................        --          --          --            --            --
 Stock-based compensation...................................        --          --          --            --            --
 Common Share distributions paid............................        --          --          --            --            --
 Common Share distributions accrued.........................        --          --          --            --            --
                                                               -------    --------    --------      --------      --------
Balances at December 31, 1998...............................   123,416     1,234.2     135,000       188,440       100,000
 Net earnings...............................................        --          --          --            --            --
 Preferred share dividends..................................        --          --          --            --            --
 Accumulated other comprehensive income -- foreign currency
   translation adjustments..................................        --          --          --            --            --
 Comprehensive income attributable to Common Shares.........        --          --          --            --            --
 Preferred and Common Shares issued in Meridian Merger......    37,388       373.9          --            --            --
 Common Shares issued under dividend reinvestment and share
   purchase plans...........................................       344         3.4                        --            --
 Limited partnership units converted to Common Shares.......        14         0.1          --            --            --
 Series B preferred shares converted to Common Shares.......       663         6.6          --       (12,922)           --
 Principal payments on employee share purchase notes........        --          --          --            --            --
 Sale of options to unconsolidated entities.................        --          --          --            --            --
 Stock-based compensation...................................        --          --          --            --            --
 Common Share distributions paid............................        --          --          --            --            --
 Common Share distributions accrued.........................        --          --          --            --            --
                                                               -------    --------    --------      --------      --------
Balances at December 31, 1999...............................   161,825    $1,618.2    $135,000      $175,518      $100,000
                                                               =======    ========    ========      ========      ========

                                                               SERIES D      SERIES E
                                                               PREFERRED     PREFERRED
                                                               SHARES AT     SHARES AT                 EMPLOYEE    ACCUMULATED
                                                               AGGREGATE     AGGREGATE    ADDITIONAL    SHARE         OTHER
                                                              LIQUIDATION   LIQUIDATION    PAID-IN     PURCHASE   COMPREHENSIVE
                                                              PREFERENCE    PREFERENCE     CAPITAL      NOTES        INCOME
                                                              -----------   -----------   ----------   --------   -------------
Balances at December 31, 1996...............................   $     --      $     --     $1,257,347   $    --       $    --
 Net earnings...............................................         --            --            --         --            --
 Preferred share dividends..................................         --            --            --         --            --
 Accumulated other comprehensive income -- foreign currency
   translation adjustments..................................         --            --            --         --           (63)
 Comprehensive income attributable to Common Shares.........         --            --            --         --            --
 Sale of Common Shares......................................         --            --       405,082         --            --
 Common Shares issued under employee share purchase plan....         --            --        28,777    (27,345)           --
 Common Shares issued in 1997 Merger, net of costs..........         --            --        79,102         --            --
 Common Shares issued under dividend reinvestment and share
   purchase plans...........................................         --            --           429         --            --
 Limited partnership units converted to Common Shares.......         --            --         1,587         --            --
 Series B preferred shares converted to Common Shares.......         --            --         1,241         --            --
 Principal payments on employee share purchase notes........         --            --            --         64            --
 Retirements of employee share purchase notes...............         --            --          (100)        95            --
 Common Share distributions paid............................         --            --            --         --            --
 Common Share distributions accrued.........................         --            --            --         --            --
                                                               --------      --------     ----------   --------      -------
Balances at December 31, 1997...............................         --            --     1,773,465    (27,186)          (63)
 Net earnings...............................................         --            --            --         --            --
 Preferred share dividends..................................         --            --            --         --            --
 Accumulated other comprehensive income -- foreign currency
   translation adjustments..................................         --            --            --         --            86
 Comprehensive income attributable to Common Shares.........         --            --            --         --            --
 Sale of Common Shares......................................         --            --       130,279         --            --
 Sale of preferred shares...................................    250,000            --        (8,469)        --            --
 Common Shares issued under dividend reinvestment and share
   purchase plans...........................................         --            --           403         --            --
 Common Shares issued upon exercise of warrants.............         --            --           118         --            --
 Limited partnership units converted to Common Shares.......         --            --           302         --            --
 Series B preferred shares converted to Common Shares.......         --            --        11,562         --            --
 Principal payments on employee share purchase notes........         --            --            --        143            --
 Retirements of employee share purchase notes...............         --            --        (2,039)     1,796            --
 Sale of options to unconsolidated entities.................         --            --         1,333         --            --
 Stock-based compensation...................................         --            --           278         --            --
 Common Share distributions paid............................         --            --            --         --            --
 Common Share distributions accrued.........................         --            --            --         --            --
                                                               --------      --------     ----------   --------      -------
Balances at December 31, 1998...............................    250,000            --     1,907,232    (25,247)           23
 Net earnings...............................................         --            --            --         --            --
 Preferred share dividends..................................         --            --            --         --            --
 Accumulated other comprehensive income -- foreign currency
   translation adjustments..................................         --            --            --         --        (9,788)
 Comprehensive income attributable to Common Shares.........         --            --            --         --            --
 Preferred and Common Shares issued in Meridian Merger......         --        50,000       733,307         --            --
 Common Shares issued under dividend reinvestment and share
   purchase plans...........................................         --            --         6,327         --            --
 Limited partnership units converted to Common Shares.......         --            --           205         --            --
 Series B preferred shares converted to Common Shares.......         --            --        12,916         --            --
 Principal payments on employee share purchase notes........         --            --            --      2,341            --
 Sale of options to unconsolidated entities.................         --            --         1,226         --            --
 Stock-based compensation...................................         --            --         2,137         --            --
 Common Share distributions paid............................         --            --            --         --            --
 Common Share distributions accrued.........................         --            --            --         --            --
                                                               --------      --------     ----------   --------      -------
Balances at December 31, 1999...............................   $250,000      $ 50,000     $2,663,350   $(22,906)     $(9,765)
                                                               ========      ========     ==========   ========      =======


                                                              DISTRIBUTIONS       TOTAL
                                                              IN EXCESS OF    SHAREHOLDERS'
                                                              NET EARNINGS       EQUITY
                                                              -------------   -------------
Balances at December 31, 1996...............................    $ (95,145)     $1,599,389
 Net earnings...............................................       39,749          39,749
 Preferred share dividends..................................      (35,318)        (35,318)
 Accumulated other comprehensive income -- foreign currency
   translation adjustments..................................           --             (63)
                                                                               ----------
 Comprehensive income attributable to Common Shares.........           --           4,368
 Sale of Common Shares......................................           --         405,267
 Common Shares issued under employee share purchase plan....           --           1,445
 Common Shares issued in 1997 Merger, net of costs..........           --          79,139
 Common Shares issued under dividend reinvestment and share
   purchase plans...........................................           --             429
 Limited partnership units converted to Common Shares.......           --           1,588
 Series B preferred shares converted to Common Shares.......           --              --
 Principal payments on employee share purchase notes........           --              64
 Retirements of employee share purchase notes...............           --              (5)
 Common Share distributions paid............................      (81,498)        (81,498)
 Common Share distributions accrued.........................      (33,449)        (33,449)
                                                                ---------      ----------
Balances at December 31, 1997...............................     (205,661)      1,976,737
 Net earnings...............................................      111,329         111,329
 Preferred share dividends..................................      (49,098)        (49,098)
 Accumulated other comprehensive income -- foreign currency
   translation adjustments..................................           --              86
                                                                               ----------
 Comprehensive income attributable to Common Shares.........           --          62,317
 Sale of Common Shares......................................           --         130,334
 Sale of preferred shares...................................           --         241,531
 Common Shares issued under dividend reinvestment and share
   purchase plans...........................................           --             403
 Common Shares issued upon exercise of warrants.............           --             118
 Limited partnership units converted to Common Shares.......           --             302
 Series B preferred shares converted to Common Shares.......           --              --
 Principal payments on employee share purchase notes........           --             143
 Retirements of employee share purchase notes...............           --            (244)
 Sale of options to unconsolidated entities.................           --           1,333
 Stock-based compensation...................................           --             278
 Common Share distributions paid............................     (117,601)       (117,601)
 Common Share distributions accrued.........................      (39,283)        (39,283)
                                                                ---------      ----------
Balances at December 31, 1998...............................     (300,314)      2,256,368
 Net earnings...............................................      180,834         180,834
 Preferred share dividends..................................      (56,835)        (56,835)
 Accumulated other comprehensive income -- foreign currency
   translation adjustments..................................           --          (9,788)
                                                                               ----------
 Comprehensive income attributable to Common Shares.........           --         114,211
 Preferred and Common Shares issued in Meridian Merger......           --         783,681
 Common Shares issued under dividend reinvestment and share
   purchase plans...........................................           --           6,331
 Limited partnership units converted to Common Shares.......           --             205
 Series B preferred shares converted to Common Shares.......           --              --
 Principal payments on employee share purchase notes........           --           2,341
 Sale of options to unconsolidated entities.................           --           1,226
 Stock-based compensation...................................           --           2,137
 Common Share distributions paid............................     (158,554)       (158,554)
 Common Share distributions accrued.........................      (54,210)        (54,210)
                                                                ---------      ----------
Balances at December 31, 1999...............................    $(389,079)     $2,953,736
                                                                =========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                 1999          1998         1997
                                                              -----------   -----------   ---------
Operating activities:
  Net earnings..............................................  $   180,834   $   111,329   $  39,749
  Minority interest share in earnings.......................        4,979         4,681       3,560
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................      152,447       100,590      76,562
    Gain on disposition of real estate......................      (38,994)       (5,565)     (7,378)
    Straight-lined rents....................................       (9,889)       (6,756)     (5,435)
    Amortization of deferred loan costs.....................        4,440         2,200       1,977
    Stock-based compensation................................        1,657           278          --
    (Income) loss from unconsolidated entities..............      (20,948)       11,108        (570)
    Deferred income taxes...................................           --         1,796          --
  Foreign currency exchange (gains) losses, net.............       11,344        (3,227)        348
  Foreign currency hedge (income) expense...................           --        (2,054)      6,028
  Interest rate hedge expense...............................          945        26,050          --
  Costs incurred in acquiring management companies from
    affiliate...............................................           --            --      75,376
  Increase in accounts receivable and other assets..........      (35,904)      (36,824)    (24,390)
  Increase in accounts payable, accrued expenses and other
    liabilities.............................................       20,654        35,390      25,508
  Increase (decrease) in amount due to affiliate............         (174)         (743)      1,138
                                                              -----------   -----------   ---------
        Net cash provided by operating activities...........      271,391       238,253     192,473
                                                              -----------   -----------   ---------
Investing activities:
  Real estate investments...................................     (452,161)     (695,764)   (601,577)
  Tenant improvements and lease commissions on previously
    leased space............................................      (19,751)      (12,757)    (15,539)
  Recurring capital expenditures............................      (28,114)       (8,038)     (5,523)
  Proceeds from dispositions of real estate.................      557,736       109,336     137,147
  Investments in and advances to unconsolidated entities....     (141,037)     (657,499)    (85,569)
  Cash acquired in Meridian Merger..........................       48,962            --          --
                                                              -----------   -----------   ---------
        Net cash used in investing activities...............      (34,365)   (1,264,722)   (571,061)
                                                              -----------   -----------   ---------
Financing activities:
  Proceeds from sale of shares, net of expenses.............           --       371,865     405,712
  Proceeds from exercised warrants, dividend reinvestment
    plan and share purchase plan............................        6,331           521         429
  Repurchase of Common Shares...............................           --          (244)         (5)
  Proceeds from secured financing transactions..............      466,075        66,000          --
  Proceeds from issuance of senior unsecured debt...........      500,000       374,463     199,772
  Debt issuance and other transaction costs incurred........      (58,248)       (5,848)     (3,171)
  Distributions paid on Common Shares (includes $11,132 paid
    to Meridian shareholders)...............................     (208,969)     (151,050)   (106,556)
  Distributions paid to minority interest holders...........       (7,251)       (6,409)     (5,665)
  Preferred shares dividends paid (includes $729 paid to
    Meridian shareholders)..................................      (56,835)      (49,098)    (35,318)
  Principal payments on senior unsecured notes..............      (12,500)      (15,000)         --
  Principal payments received on and retirements of employee
    share purchase notes....................................        2,341           143          64
  Payments on derivative financial instruments..............      (27,715)       (3,974)      1,894
  Payments to Meridian shareholders.........................      (67,581)           --          --
  Proceeds from lines of credit and short-term borrowings...    1,939,845     1,569,225     530,991
  Payments on lines of credit and short-term borrowings.....   (2,335,445)   (1,074,925)   (569,591)
  Payment on line of credit assumed in Meridian Merger......     (328,400)           --          --
  Regularly scheduled principal payments on mortgage
    notes...................................................       (6,560)       (5,658)     (4,925)
  Principal payments on mortgage notes at maturity and
    prepayments.............................................      (35,916)       (5,411)    (14,804)
                                                              -----------   -----------   ---------
        Net cash (used in) provided by financing
          activities........................................     (230,828)    1,064,600     398,827
                                                              -----------   -----------   ---------
Net increase in cash and cash equivalents...................        6,198        38,131      20,239
Cash and cash equivalents, beginning of year................       63,140        25,009       4,770
                                                              -----------   -----------   ---------
Cash and cash equivalents, end of year......................  $    69,338   $    63,140   $  25,009
                                                              ===========   ===========   =========

See Note 12 for information on non-cash investing and financing activities.

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. DESCRIPTION OF BUSINESS:

     ProLogis Trust ("ProLogis") is a publicly held real estate investment trust ("REIT") that owns and operates a global network of industrial distribution facilities. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Customer Services Group, utilizes ProLogis' international network of distribution facilities to meet customer expansion and reconfiguration needs globally. ProLogis believes it has distinguished itself from its competition by developing an organizational structure and service delivery system built around its customers. ProLogis has organized its business into three operating segments: property operations, corporate distribution facilities services business and temperature-controlled distribution operations. See Note 18.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Financial Presentation

     The accounts of ProLogis, its wholly owned subsidiaries and its majority owned and controlled partnerships are consolidated in the accompanying financial statements. All material intercompany transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform to the 1999 financial statement presentation.

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

     On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owns Garonor S.A. ("ProLogis Garonor"), an industrial distribution real estate operating company in France. Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, acquired 100% of the common stock of Garonor Holdings. ProLogis accounted for its investment in Garonor Holdings under the equity method. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, since June 29, 1999 the accounts of Garonor Holdings have been consolidated in ProLogis' financial statements along with ProLogis' other wholly owned subsidiaries and majority owned and controlled partnerships. The results of operations of Garonor Holdings for the period from December 29, 1998 through June 29, 1999 are reflected by ProLogis under the equity method. See
Note 5.

  REIT Organization Status

     In January 1993, ProLogis was formed as a Maryland REIT and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

     REITs are not generally required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. During 1999, 1998 and 1997, ProLogis was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements for ProLogis and its wholly owned subsidiaries which are qualified REIT subsidiaries. The foreign countries that ProLogis operates in do not recognize REITs under their respective tax laws. Accordingly, ProLogis has recognized foreign country income taxes in its results of operations, as applicable.

                                 PROLOGIS TRUST

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

     ProLogis' management periodically reviews long-lived assets (primarily real estate) that it owns and operates for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized if necessary. In management's opinion, long-lived assets, primarily real estate assets, are not carried at amounts in excess of their estimated realizable values. Long-lived assets (primarily real estate) to be disposed of, if any, are reported at the lower of their carrying amount or fair value less cost to sell.

     ProLogis acquired certain real estate through the formation of partnerships (as discussed in Note 7) wherein ProLogis contributed cash and the limited partners contributed real estate in exchange for partnership units which are ultimately exchangeable for ProLogis common shares of beneficial interest, $0.01 par value ("Common Shares"). In consolidating the partnerships' assets, real estate cost includes the estimated fair value attributable to the limited partners' interests as of the acquisition dates.

     ProLogis Development Services Incorporated ("ProLogis Development Services") develops industrial distribution facilities to meet customer requirements, which are often subsequently sold to customers or third parties. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers or third parties. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with ProLogis. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Code. Accordingly, provisions for federal income taxes are recognized, as appropriate.

  Capitalization Policy

     Renovations and improvements to real estate assets are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred to the extent they are not acquisition-related renovation costs identified during ProLogis' pre-acquisition due diligence.

     General and administrative costs incurred for development (including land acquisitions), renovation and leasing activities that are incremental and identifiable to a specific activity are capitalized. Prior to April 1, 1998, ProLogis also capitalized direct and incremental management costs incurred in connection with the acquisition of existing operating facilities. In accordance with Emerging Issues Task Force Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which was effective on April 1, 1998, such costs are no longer capitalized.

     Costs capitalized to real estate are depreciated over the estimated useful lives of the real estate. Costs capitalized related to leasing activities are included with other assets and are amortized over the lease term. ProLogis' average lease term is between four and five years.

                                 PROLOGIS TRUST

     ProLogis capitalizes interest costs incurred during the land development or construction period of qualifying projects.

  Unconsolidated Entities

     ProLogis' investments in certain entities are accounted for under the equity method. Accordingly, these investments are recognized at ProLogis' cost as adjusted for ProLogis' proportionate share of the earnings or losses of the companies, distributions received and other basis adjustments, as appropriate. ProLogis' proportionate share of the earnings or losses of these companies is recognized in income. See Note 5.

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

  Minority Interest

     Minority interest is carried at cost and represents limited partners' interests in various real estate partnerships controlled by ProLogis. Certain minority interests are carried at the pro rata share of the estimated fair value of the real estate contributed as of the acquisition dates, as adjusted for subsequent earnings, contributions and distributions. Common Shares issued upon exchange of limited partnership units are accounted for at the cost of the minority interest surrendered.

  Financial Instruments

     In the normal course of business, ProLogis uses certain derivative financial instruments for the purpose of currency exchange rate and interest rate risk management. To qualify for hedge accounting, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable. Instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract. Those risk management instruments not meeting these criteria are accounted for at fair value with changes in fair value recognized immediately in net income. See Note 16.

     In assessing the fair value of its financial instruments, both derivative and non-derivative, ProLogis uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, quoted market prices or quotes from brokers or dealers for the same or similar instruments are used to value marketable securities, long-term investments and long-term debt. These values represent a general approximation of possible value and may never actually be realized.

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and early adoption is allowed. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. Management is still evaluating the effects this standard will have on ProLogis' consolidated financial position, results of operations or

                                 PROLOGIS TRUST
financial statement disclosures based on the derivative financial instruments currently employed by ProLogis. See Note 16.

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

     Foreign subsidiaries of ProLogis have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are remeasured at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Remeasurement gains and losses of such foreign subsidiaries, resulting primarily from the remeasurement of intercompany loans, are included in ProLogis' results of operations. ProLogis recognized losses from remeasurement of $11,436,000 and $348,000 for the years ended December 31, 1999 and 1997, respectively, and a gain from remeasurement of $3,227,000 for the year ended December 31, 1998.

     Transaction gains or losses occur when a transaction, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. Transaction gains and losses are included in ProLogis' results of operations. ProLogis recognized net foreign currency exchange transaction losses of $5,335,000 (including $45,000 related to foreign currency put option contracts-see Note 16) and $289,000 for the years ended December 31, 1999 and 1998, respectively. ProLogis did not incur transaction gains or losses in 1997 due to its limited foreign operations in that year.

     During 1999, ProLogis entered into foreign currency put option contracts related to its operations in Europe. These put option contracts do not qualify for hedge accounting treatment, therefore, ProLogis recognized net mark to market losses related to the contracts of $47,000 for 1999. See Note 16.

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

  Stock-Based Compensation

     ProLogis adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows ProLogis to continue to account for its various stock-based compensation plans using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, if

                                 PROLOGIS TRUST
the exercise price of the stock options issued equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, certain pro forma earnings per share disclosures are required and are presented in Note 13.

  Comprehensive Income

     ProLogis adopted SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net earnings attributable to Common Shares and other comprehensive income.

     The adoption of this standard did not have a significant effect on the consolidated financial position, results of operations or financial statement disclosures of ProLogis. For the years ended December 31, 1999, 1998 and 1997, ProLogis had one item of other comprehensive income, the cumulative translation adjustments account. This account has been recognized as a component of shareholders' equity. ProLogis displays comprehensive income and its components in its consolidated statements of shareholders' equity.

  Earnings Per Share

     SFAS No. 128, "Earnings Per Share" was adopted in 1997. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Diluted earnings per share reflects the potential dilution that would result if securities or other contracts to issue Common Shares were exercised or converted to Common Shares or resulted in the issuance of Common Shares that then shared in earnings. See Note 11.

  Cost of Start-Up Activities

     Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organization, pre-opening, and start-up activities be expensed as incurred was adopted by ProLogis on January 1, 1999. Through December 31, 1998, ProLogis capitalized costs associated with start-up activities and amortized such costs over an appropriate period, generally five years. In 1999, ProLogis expensed all unamortized organization and start-up costs, approximating $1.4 million, as a cumulative effect of a change in accounting principle. In 1999, such costs incurred have been expensed.

3. MERIDIAN MERGER

     On March 30, 1999, Meridian Industrial Trust, Inc. ("Meridian"), a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis (the "Meridian Merger"). In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have a 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.44 billion of real estate assets, an interest in a temperature-controlled distribution business of $28.7 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

                                 PROLOGIS TRUST

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

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Rental income...............................................  $525,340   $464,034
Earnings from operations....................................  $170,681   $124,928
Earnings attributable to Common Shares before cumulative
  effect of accounting change...............................  $136,461   $ 78,847
Net earnings attributable to Common Shares..................  $135,021   $ 78,847
Weighted average Common Shares outstanding:
  Basic.....................................................   160,705    155,923
  Diluted...................................................   161,044    156,680
Basic per share net earnings attributable to Common Shares
  before cumulative effect of accounting change.............  $   0.85   $   0.51
Cumulative effect of accounting change......................     (0.01)        --
                                                              --------   --------
Basic per share net earnings attributable to Common
  Shares....................................................  $   0.84   $   0.51
                                                              ========   ========
Diluted per share net earnings attributable to Common Shares
  before cumulative effect of accounting change.............  $   0.85   $   0.50
Cumulative effect of accounting change......................     (0.01)        --
                                                              --------   --------
Diluted per share net earnings attributable to Common
  Shares....................................................  $   0.84   $   0.50
                                                              ========   ========

4. REAL ESTATE

  Investments in Real Estate

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                           DECEMBER 31,      DECEMBER 31,
                                                               1999              1998
                                                           ------------      ------------
Operating facilities:
  Improved land..........................................   $  736,605(1)     $  517,803(1)
  Buildings and improvements.............................    3,871,396(1)      2,731,203(1)
                                                            ----------        ----------
                                                             4,608,001         3,249,006
                                                            ----------        ----------
Facilities under development (including cost of land)....      186,169(2)(3)     209,670(2)
Land held for development................................      163,696(4)        180,796(4)
Capitalized preacquisition costs.........................       17,085(5)         18,028(5)
                                                            ----------        ----------
          Total real estate..............................    4,974,951         3,657,500
Less accumulated depreciation............................      366,703           254,288
                                                            ----------        ----------
          Net real estate................................   $4,608,248(6)     $3,403,212
                                                            ==========        ==========

---------------

(1) As of December 31, 1999 and December 31, 1998, ProLogis had 1,328 and 1,099 operating buildings, respectively, consisting of 133,689,000 and 104,540,000 square feet, respectively.

                                 PROLOGIS TRUST

(2) Facilities under development consist of 51 buildings aggregating 10,721,000 square feet as of December 31, 1999 and 55 buildings aggregating 8,022,000 square feet as of December 31, 1998.

(3) In addition to the December 31, 1999 construction payable of $23.1 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $247.6 million.

(4) Land held for future development consisted of 1,798 acres as of December 31, 1999 and 1,673 acres as of December 31, 1998.

(5) Capitalized preacquisition costs include $6,253,000 and $2,199,000 of funds on deposit with title companies as of December 31, 1999 and December 31, 1998, respectively.

(6) On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities that owned real estate with a net book value of $334.9 million as of December 31, 1999 to the ProLogis European Properties Fund. ProLogis is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. See Note 5.

     ProLogis' operating facilities, facilities under development and land held for future development are located in North America and Europe. No individual market represents more than 10% of ProLogis' real estate assets.

  Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of December 31, 1999, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

2000.....................................................  $  484,346
2001.....................................................     406,946
2002.....................................................     325,825
2003.....................................................     244,484
2004.....................................................     174,656
2005 and thereafter......................................     544,468
                                                           ----------
                                                           $2,180,725
                                                           ==========

     ProLogis' largest customer (based on rental income) accounted for 1.81% of ProLogis' rental income (on a annualized basis) for the year ended December 31, 1999. The annualized base rent for ProLogis' 20 largest customers (based on rental income) accounted for 13.95% of ProLogis' rental income (on an annualized basis) for the year ended December 31, 1999.

                                 PROLOGIS TRUST

5. UNCONSOLIDATED ENTITIES:

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Insight(1)..................................................    $  2,442       $  1,520
                                                                --------       --------
ProLogis Logistics:
  Investment(2)(3)..........................................      40,210         13,241
  Note receivable...........................................     130,135        128,634
  Accrued interest and other receivables....................      22,262          9,146
                                                                --------       --------
                                                                 192,607        151,021
                                                                --------       --------
Frigoscandia S.A.:
  Investment(2).............................................     (17,396)         2,900
  Notes receivable..........................................     209,314        206,667
  Accrued interest and other receivables....................      22,090         11,998
                                                                --------       --------
                                                                 214,008        221,565
                                                                --------       --------
Kingspark S.A.:
  Investment(2).............................................      23,584         22,413
  Notes receivable..........................................     197,611        146,135
  Mortgage notes receivable.................................     140,668         52,371
  Accrued interest and other receivables....................      19,908          3,850
                                                                --------       --------
                                                                 381,771        224,769
                                                                --------       --------
ProLogis California:
  Investment(4).............................................     121,325             --
  Other receivable..........................................       3,235             --
                                                                --------       --------
                                                                 124,560             --
                                                                --------       --------
ProLogis European Properties Fund:
  Investment(5).............................................      32,800             --
  Other payables............................................      (7,824)            --
                                                                --------       --------
                                                                  24,976             --
                                                                --------       --------
Garonor Holdings (6):
  Investment(2).............................................          --          5,508
  Note receivable...........................................          --        129,395
  Accrued interest receivable...............................          --             85
                                                                --------       --------
                                                                      --        134,988
                                                                --------       --------
          Total.............................................    $940,364       $733,863
                                                                ========       ========

---------------

(1) Investment represents ProLogis' investment in the common stock of Insight, Inc. ("Insight") as adjusted for ProLogis' share of Insight's earnings or loss.

(2) Investment represents ProLogis' investment in the preferred stock of the respective companies including acquisition costs, as adjusted for ProLogis' share of each company's earnings or loss and cumulative translation adjustments, as appropriate.

(3) Includes $28.7 million representing an equity interest in and notes from Meridian Refrigerated Incorporated ("MRI") that were acquired as part of the Meridian Merger (see Note 3). CS Integrated LLC ("CSI"), which is owned by ProLogis Logistics Services Incorporated ("ProLogis Logistics") also acquired an equity

                                 PROLOGIS TRUST
    interest in MRI on March 30, 1999. Subsequent to December 31, 1999, ProLogis contributed its interest in MRI to CSI.

(4) Investment represents ProLogis' equity investment in ProLogis California I LLC ("ProLogis California"), a limited liability company that began operations on August 26, 1999, including acquisition costs, as adjusted for ProLogis' share of the earnings of ProLogis California and for the portion of the gain from the disposition of properties from ProLogis to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.

(5) The ProLogis European Properties Fund was formed on September 16, 1999 and began operations on September 23, 1999 with the purchase of facilities from ProLogis and Kingspark Group Holdings Limited ("ProLogis Kingspark"). Additional facilities were acquired from ProLogis and ProLogis Kingspark in December 1999. Investment represents ProLogis' equity investment in the ProLogis European Properties Fund including acquisition costs, as adjusted for ProLogis' share of the earnings of the ProLogis European Properties Fund and for the portion of the gain from the disposition of facilities to the ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in the ProLogis European Properties Fund.

(6) Garonor Holdings was acquired on December 29, 1998 and was accounted for under the equity method from that date to June 29, 1999. After June 29, 1999, Garonor Holdings is consolidated with the accounts of ProLogis. See
    Note 2.

  Insight

     As of December 31, 1999, ProLogis Development Services had a 33.3% ownership interest in Insight, a privately owned logistics optimization consulting company. ProLogis is not required to make additional investments in Insight. This investment is accounted for under the equity method. ProLogis recognized a loss of $78,000 and income of $20,000 from its investment in Insight for the years ended December 31, 1999 and 1998, respectively. Prior to July 1, 1998, this investment was accounted for under the cost method.

  ProLogis Logistics

     ProLogis owns 100% of the preferred stock of ProLogis Logistics. On April 24, 1997, ProLogis Logistics acquired a 60% interest in CSI, a temperature-controlled distribution company operating in the United States and Canada. From that date to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. On June 12, 1998, ProLogis Logistics increased its ownership interest in CSI to 100%. As of December 31, 1999, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics and ProLogis' investment in MRI aggregated $28.7 million. As of December 31, 1999, CSI owned or operated temperature-controlled distribution facilities aggregating 172.4 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities) of the total, 4.8 million cubic feet was under development. The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes 95% of the economic benefits of the activities of ProLogis Logistics and its subsidiaries.

     As of December 31, 1999, ProLogis had a $130.1 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 8.0% per annum and matures on April 24, 2002.

     ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the note receivable and a management fee payable from CSI through June 1998) from its investment in ProLogis Logistics of $10.8 million, $7.3 million and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                 PROLOGIS TRUST

  Frigoscandia S.A.

     On January 16, 1998, ProLogis invested in Frigoscandia S.A. by acquiring 100% of its preferred stock. Also on January 16, 1998, Frigoscandia S.A., a Luxembourg company, acquired Frigoscandia AB, a refrigerated distribution company headquartered in Sweden. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of December 31, 1999, Frigoscandia AB, which operates in nine European countries, owned or operated 193.6 million cubic feet of refrigerated distribution facilities (including 1.3 million cubic feet under development). As of December 31, 1999, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. The common stock of Frigoscandia S.A. is owned by a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

     As of December 31, 1999, ProLogis had the following notes receivable outstanding:

     - $91.5 million unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;

     - $87.8 million unsecured note from Frigoscandia S.A.; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

     - $30.0 million unsecured, non-interest bearing note from a subsidiary of Frigoscandia Holding AB; due on demand.

     ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized losses of $4.4 million and of $7.5 million for the years ended December 31, 1999 and 1998, respectively, (including interest income on the mortgage notes and notes receivable).

     Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $186.0 million as of December 31, 1999. The loan bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) rate plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

  Kingspark S.A.

     On August 14, 1998, ProLogis invested in Kingspark Holding S.A. ("Kingspark S.A.") by acquiring 100% of its preferred stock. Also on August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution real estate development company operating in the United Kingdom, ProLogis Kingspark. As of December 31, 1999, ProLogis Kingspark had 550,000 square feet of operating facilities, 2,202,000 square feet of facilities under development and 844,000 square feet of facilities that it was developing under development management agreements. Additionally, as of December 31, 1999, ProLogis Kingspark owned 397 acres and controlled 1,415 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by ProLogis Kingspark has the capacity for the future development of 21.4 million square feet of facilities. As of December 31, 1999, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is owned by a limited liability company, in which unrelated third parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Kingspark S.A. and its subsidiaries.

     ProLogis Kingspark has a loan facility with ProLogis which provides for borrowings of up to 200 million pounds sterling. This facility is available as a line of credit, has an interest rate of 8.0% per annum and is due on demand. As of December 31, 1999, the currency equivalent of $81.2 million of borrowings were outstanding on

                                 PROLOGIS TRUST
the loan facility. ProLogis also had the following notes and mortgage notes receivable outstanding as of December 31, 1999:

     - $116.4 million unsecured note receivable from Kingspark S.A.; interest at 5.0% per annum; due on demand;

     - $75.9 million mortgage note receivable from ProLogis Kingspark; interest at 8.0% per annum; secured by land parcels; due on demand; and

     - $64.8 million of mortgage notes receivable from subsidiaries of Kingspark S.A.; interest at 7.0% per annum; secured by land parcels; due on demand.

     ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized income of $23.9 million and $2.9 million for the years ended December 31, 1999 and 1998, respectively, (including interest income on the mortgage notes and notes receivable and the line of credit) from its investment in Kingspark S.A. ProLogis' share of Kingspark S.A.'s income for the year ended December 31, 1999 includes a net gain of $4.5 million from the disposition of facilities developed by ProLogis Kingspark to the ProLogis European Properties Fund. The gain recognized is net of $1.1 million which did not qualify for income recognition by ProLogis due to ProLogis' continuing ownership in the ProLogis European Properties Fund. The ProLogis European Properties Fund is discussed below.

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to 10.0 million pounds sterling (the currency equivalent of approximately $16.1 million as of December 31, 1999). The line of credit, which was increased to 15.0 million pounds sterling in February 2000, has been guaranteed by ProLogis. As of December 31, 1999, no borrowings were outstanding on the line of credit. However, as of December 31, 1999, ProLogis Kingspark had the currency equivalent of approximately $7.9 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of December 31, 1999, ProLogis had an unfunded commitment on this guarantee agreement in the currency equivalent of approximately $9.0 million.

  ProLogis California I LLC

     ProLogis California began operations on August 26, 1999 as a limited liability company whose members are ProLogis and New York State Common Retirement Fund ("NYSCRF"). ProLogis California acquired 78 operating facilities aggregating 11.5 million square feet, two facilities under development and two land parcels from ProLogis, all in the Los Angeles market for $558.2 million and ProLogis received net cash of $210.0 million. In addition, ProLogis California assumed $199.25 million of ProLogis' mortgage debt secured by the facilities acquired. As of December 31, 1999, ProLogis and NYSCRF each had an equity interest in ProLogis California of $143.1 million. ProLogis received distributions aggregating $9.7 million in 1999. ProLogis provides property management, leasing and development management services to ProLogis California and earns fees for these services.

     ProLogis' investment in ProLogis California as of December 31, 1999 consisted of (in millions):

Equity interest, net of distributions.......................  $143.1
Adjustment to carrying value(1).............................   (26.0)
ProLogis' share of ProLogis California's earnings, excluding
  fees earned...............................................     2.9
Other, including acquisition costs..........................     1.3
                                                              ------
                                                              $121.3
                                                              ======

                                 PROLOGIS TRUST

---------------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of properties to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.

     ProLogis accounts for its investment in ProLogis California under the equity method and recognized $3.9 million of income for 1999 from its investment in ProLogis California, including management, leasing and development fees of $930,000.

  ProLogis European Properties Fund

     The ProLogis European Properties Fund was formed on September 16, 1999 and began operations on September 23, 1999 when the ProLogis European Properties Fund acquired 12 operating facilities aggregating 2.2 million square feet from ProLogis and ProLogis Kingspark. In December 1999, the ProLogis European Properties Fund acquired an additional six facilities from ProLogis and ProLogis Kingspark aggregating 1.1 million square feet. Third parties (19 institutional investors) have invested 182.6 million euros (the currency equivalent of approximately $184.0 million as of December 31, 1999) in the ProLogis European Properties Fund and have committed to fund an additional 877.7 million euros (the currency equivalent of approximately $884.0 million as of December 31, 1999) through 2002.

     The ProLogis European Properties Fund intends to acquire additional stabilized operating facilities from ProLogis, ProLogis Kingspark and unrelated parties, including facilities to be developed by ProLogis and ProLogis Kingspark in the future. Stabilized facilities have been defined for purposes of the ProLogis European Properties Fund as facilities that meet minimum leasing criteria and minimum net operating income yields, as defined and established by agreement for each country. The ProLogis European Properties Fund has the right to refuse to acquire facilities that ProLogis and ProLogis Kingspark have developed if they do not meet the established criteria. ProLogis has an agreement to manage the ProLogis European Properties Fund for a fee pursuant to a 20-year management agreement.

     In October 1999, the ProLogis European Properties Fund entered into an agreement with two international banks for a three-year 500.0 million euro revolving credit facility. The facility is secured by certain assets of the ProLogis European Properties Fund. Borrowings can be denominated in sterling currencies or the euro, and will bear interest at rates above the relevant index (LIBOR or Euribor).

     ProLogis' investment in the ProLogis European Properties Fund as of December 31, 1999 consisted of (in millions of U.S. dollars):

Equity interest.............................................  $38.4
Adjustment to carrying value(1).............................   (6.7)
ProLogis' share of the ProLogis European Properties Fund's
  earnings, excluding fees earned...........................    0.5
Other acquisition costs.....................................    0.6
                                                              -----
                                                              $32.8
                                                              =====

---------------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to the ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in the ProLogis European Properties Fund.

     On January 7, 2000, ProLogis increased its equity investment in the ProLogis European Properties Fund through the contribution of 50.1% of the common stock of one of its wholly owned European entities, which included ProLogis Garonor. This entity owned 6.8 million square feet of operating facilities with a net book value of $334.9 million and held third party debt of $173.6 million as of December 31, 1999. ProLogis is committed to

                                 PROLOGIS TRUST
contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. ProLogis has also entered into a subscription agreement to make capital contributions of 109.2 million euros (the currency equivalent of approximately $110.0 million as of December 31, 1999) to the ProLogis European Properties Fund through 2002.

     ProLogis accounts for its investment in the ProLogis European Properties Fund under the equity method and recognized $820,000 of income, including management fees of $269,000 and interest income of $86,000 on a note receivable, for the year ended December 31, 1999 from its investment in the ProLogis European Properties Fund.

  Summarized Financial Information

     Summarized financial information for ProLogis' unconsolidated entities as of and for the year ended December 31, 1999 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                                                  PROLOGIS
                                          PROLOGIS                                                EUROPEAN
                                          LOGISTICS   FRIGOSCANDIA   KINGSPARK     PROLOGIS      PROPERTIES
                                           (1)(2)       S.A.(1)       S.A.(1)    CALIFORNIA(3)    FUND(4)
                                          ---------   ------------   ---------   -------------   ----------
Total assets............................   $351.8        $558.0       $443.7        $563.5         $333.9(5)
Total liabilities(6)....................   $340.4        $580.6       $417.6        $271.9         $110.1
Minority interest.......................   $   --        $  1.3       $   --        $   --         $   --
Equity..................................   $ 11.4        $(23.9)      $ 26.1        $291.6         $223.8
Revenues................................   $276.0        $426.0       $ 37.4(7)     $ 20.2         $  6.2
Adjusted EBITDA(8)......................   $ 34.9        $ 49.8       $ 30.5        $ 16.8         $  3.0
Net earnings (loss)(9)(10)..............   $ (2.7)       $(14.7)(11)  $  4.6(12)    $  5.4         $  2.5(13)

---------------

 (1) ProLogis has a 95% economic interest in each entity as of December 31, 1999.

 (2) ProLogis Logistics' balances include MRI, which was acquired on March 30, 1999. See Note 3.

 (3) ProLogis has a 50% equity interest as of December 31, 1999. ProLogis California began operations on August 26, 1999.

 (4) ProLogis has a 19.68% equity interest as of December 31, 1999. The ProLogis European Properties Fund began operations on September 23, 1999.

 (5) Includes $7.8 million due from ProLogis.

 (6) Includes amounts due to ProLogis of $192.2 million from ProLogis Logistics, $231.4 million from Frigoscandia S.A., and $358.2 million from Kingspark S.A. and loans from third parties (including accrued interest) of $102.0 million for ProLogis Logistics, $210.9 million for Frigoscandia S.A., $262.9 million for ProLogis California and $88.2 million for the ProLogis European Properties Fund.

 (7) Includes $25.8 million of gains related to the disposition of facilities, including $5.5 million from the disposition of facilities to the ProLogis European Properties Fund.

 (8) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, cumulative effect of accounting changes, non-recurring items and foreign currency exchange gains and losses.

 (9) ProLogis' share of the net earnings (loss) of the respective entities and interest income on intercompany notes and mortgage notes receivable are recognized in the Consolidated Statements of Earnings as "Income from unconsolidated entities".

(10) The net earnings (loss) of each company includes interest expense on intercompany notes and mortgage notes due to ProLogis, as applicable.

                                 PROLOGIS TRUST

(11) Includes a net foreign currency exchange loss of $1.4 million.

(12) Includes a net foreign currency exchange loss of $1.6 million.

(13) Includes a net foreign currency exchange gain of $1.8 million.

6. BORROWINGS:

  Unsecured Lines of Credit

     ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $550.0 million unsecured revolving line of credit. Borrowings bear interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 1.00% (6.8225% as of December 31, 1999). Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended for an additional year at ProLogis' option. As of December 31, 1999, $45.0 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

     The $550.0 million unsecured line of credit replaced ProLogis' previous $350.0 million unsecured line of credit that was put into place in August 1998. ProLogis' entered into the new credit agreement in March 1999 to provide for increased borrowing capacity following the Meridian Merger. See Note 3.

     As of December 31, 1998, ProLogis had an agreement that provided for a term loan of $150.0 million. The term loan was repaid on April 26, 1999 and the agreement was terminated. ProLogis paid interest at LIBOR plus 1.00% on the term loan borrowings.

     In addition, ProLogis has a $25.0 million unsecured discretionary line of credit with Bank of America that matures on October 1, 2000. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the line of credit as of December 31, 1999.

     On December 17, 1999, ProLogis obtained a multi-currency, unsecured revolving line of credit in the currency equivalent of 325.0 million euros (the currency equivalent of approximately $327.3 million as of December 31, 1999) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acted as agent. The line of credit was obtained for the purpose of funding ProLogis' European development activities. The interest rate on this multi-currency, four-year revolving line of credit is Euribor plus 0.75% or Sterling LIBOR plus 0.75% (borrowings outstanding as of December 31, 1999 were at a weighted average interest rate of 4.25%). As of December 31, 1999, the currency equivalent of approximately $53.7 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

     A summary of ProLogis' unsecured lines of credit borrowings is as follows (dollar amounts in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Weighted average daily interest rate.................      6.13%      6.46%      6.75%
Borrowings outstanding as of December 31.............  $ 98,700   $344,300   $     --
Weighted average daily borrowings....................  $232,821   $174,901   $ 56,938
Maximum borrowings outstanding at any month end......  $440,100   $344,300   $143,800
Total borrowing capacity on all lines of credit as of
  December 31........................................  $902,340   $375,000   $375,000

                                 PROLOGIS TRUST

  Senior Unsecured Notes

     ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes are summarized as follows (in thousands of dollars):

                                                                 PRINCIPAL
                                                               OUTSTANDING AT     PRINCIPAL
                          ORIGINAL     COUPON      MATURITY     DECEMBER 31,       PAYMENT
DATE OF ISSUANCE         PRINCIPAL      RATE         DATE         1999(1)        REQUIREMENT
----------------         ----------    ------      --------    --------------    -----------
May 16, 1995...........  $   17,500    7.250%      05/15/00      $   17,494        (2)
May 16, 1995...........      17,500    7.300%      05/15/01          17,477        (2)
May 17, 1996...........      50,000    7.250%      05/15/02          37,486        (3)
October 9, 1998........     125,000    7.000%      10/01/03         125,000        (2)
April 26, 1999.........     250,000    6.700%      04/15/04         249,604        (2)
July 20, 1998..........     250,000    7.050%      07/15/06         249,555        (2)
November 20, 1997(4)...     135,000    7.250%      11/20/07         134,023        (2)
April 26, 1999.........     250,000    7.100%      04/15/08         249,932        (2)
May 17, 1996...........     100,000    7.950%      05/15/08          99,876        (5)
March 2, 1995..........     150,000    8.720%      03/01/09         150,000        (6)
May 16, 1995...........      75,000    7.875%      05/15/09          74,757        (7)
November 20, 1997(4)...      25,000    7.300%      11/20/09          24,771        (2)
February 4, 1997.......     100,000    7.810%      02/01/15         100,000        (8)
March 2, 1995..........      50,000    9.340%      03/01/15          50,000        (9)
May 17, 1996...........      50,000    8.650%      05/15/16          49,870       (10)
July 11, 1997..........     100,000    7.625%      07/01/17          99,785        (2)
                         ----------                              ----------
                         $1,745,000                              $1,729,630
                         ==========                              ==========

---------------

 (1) Amounts are net of applicable unamortized original issue discount.

 (2) Principal due at maturity.

 (3) Annual principal payments of $12.5 million from 5/15/00 to 5/15/02.

 (4) Senior unsecured notes assumed by ProLogis in March 1999 in connection with the Meridian Merger. See Note 3.

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

     The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. The Notes are redeemable at any time at the option of ProLogis. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the notes assumed in connection with the Meridian Merger, note purchase agreements. Under the terms of the indenture agreement and note purchase agreements, ProLogis must meet certain financial covenants and ProLogis was in compliance with all such covenants as of December 31, 1999.

                                 PROLOGIS TRUST

  Other Unsecured Debt

     ProLogis has an unsecured term loan in the amount of 200.0 million French francs (the currency equivalent of approximately $30.9 million as of December 31, 1999). The loan bears interest at a variable rate (Euribor plus 1.20%) that has been fixed through maturity at 3.62% through an interest rate swap agreement. See Note 16. Annual payments are due on the loan commencing in the year 2001, with the final payment due in 2006. The term loan prohibits distributions from the entity that holds the debt unless certain principal reductions are made. ProLogis contributed 50.1% of the common stock of the wholly owned entity holding this debt to the ProLogis European Properties Fund on January 7, 2000. ProLogis is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. See
Note 5.

  Mortgage Notes, Assessment Bonds and Securitized Debt

     Mortgage notes, assessment bonds and securitized debt consisted of the following as of December 31, 1999 (in thousands):

                                                                                      BALLOON
                                                               PERIODIC               PAYMENT
                                         INTEREST   MATURITY   PAYMENT    PRINCIPAL    DUE AT
DESCRIPTION                              RATE(1)      DATE       DATE      BALANCE    MATURITY
-----------                              --------   --------   --------   ---------   --------
Mortgage notes:
  Platte Valley Industrial Center #1...    9.750%   03/01/00    (2)       $    264    $    256
  West One Business Center #1..........    8.250    09/01/00    (2)          4,327       4,252
  Tampa West Distribution Center #20...    9.125    11/30/00    (3)             52          --
  Rio Grande Industrial Center #1......    8.875    09/01/01    (2)          2,878       2,544
  Titusville Industrial Center #1......   10.000    09/01/01    (2)          4,494       4,181
  Prudential Insurance(4)..............    8.590    04/01/03    (2)         26,078      23,505
  Sullivan 75 Distribution Center #1...    9.960    04/01/04    (2)          1,793       1,663
  Charter American Mortgage(4).........    8.750    08/01/04    (2)          7,180       5,819
  West One Business Center #3..........    9.000    09/01/04    (2)          4,318       3,847
  Raines Distribution Center...........    9.500    01/01/05    (2)          5,259       4,402
  Prudential Insurance(4)(5)...........    6.850    03/01/05    (6)         53,111      48,850
  Consulate Distribution Center
     #300(5)...........................    6.970    02/01/06    (2)          3,740         367
  Plano Distribution Center #7(5)......    7.020    04/15/06    (2)          3,785       3,200
  Societe Generale(4)(7)...............    4.790(8) 12/29/06    (2)         14,041       5,307
  Societe Generale(4)(7)...............    4.800(9) 12/29/06    (2)        115,769      78,235
  Connecticut General Life
     Insurance(4)......................    7.080    03/01/07    (2)        148,757     134,431
  Vista Del Sol Industrial Center #1 &
     2.................................    9.680    08/01/07    (3)          3,446          --
  Credit Lyonnais(4)(7)................    8.600    07/21/08    (3)         12,921          --
  State Farm Insurance(4)(5)...........    7.100    11/01/08    (2)         15,467      13,698
  Placid Street Distribution Center
     #1(5).............................    7.180    12/01/09    (2)          7,829       5,142
  Earth City Industrial Center #4......    8.500    07/01/10    (3)          1,933          --
  GMAC Commercial Mortgage(4)..........    7.750    10/01/10    (3)          7,974          --
  Executive Park Distribution Center
     #3................................    8.190    03/01/11    (3)          1,053          --
  Cameron Business Center #1(5)........    7.230    07/01/11    (2)          6,162       4,028
  Platte Valley Industrial Center #9...    8.100    04/01/17    (3)          3,248          --
  Platte Valley Industrial Center #4...   10.100    11/01/21    (3)          2,034          --
  Morgan Guaranty Trust(4).............    7.584    04/01/24    (10)       200,000     127,187
                                                                          --------
                                                                          $657,913
                                                                          ========
Assessment bonds:
  City of Wilsonville..................    6.820%   08/19/04    (3)       $    111          --

                                 PROLOGIS TRUST

                                                                                      BALLOON
                                                               PERIODIC               PAYMENT
                                         INTEREST   MATURITY   PAYMENT    PRINCIPAL    DUE AT
DESCRIPTION                              RATE(1)      DATE       DATE      BALANCE    MATURITY
-----------                              --------   --------   --------   ---------   --------
  City of Kent.........................    5.500    05/01/05    (3)             16          --
  City of Kent.........................    7.850    06/20/05    (3)             84          --
  City of Portland.....................    8.330    11/17/07    (3)              6          --
  City of Kent.........................    7.980    05/20/09    (3)             64          --
  City of Fremont......................    7.000    03/01/11    (3)          9,348          --
  City of Las Vegas....................    8.750    10/01/13    (3)            720          --
  City of Kent.........................    6.210    01/15/15    (3)             75          --
  City of Portland.....................    7.250    11/07/15    (3)             86          --
  City of Portland.....................    7.250    09/15/16    (3)            211          --
                                                                          --------
                                                                          $ 10,721
                                                                          ========
Securitized debt:
  Tranche A............................    7.740%   02/01/04    (2)       $ 18,995    $ 15,214
  Tranche B............................    9.940    02/01/04    (2)          7,957       7,215
                                                                          --------
                                                                          $ 26,952
                                                                          ========

---------------

 (1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 6.99%, 7.13% and 8.39%, respectively as of December 31, 1999.

 (2) Monthly amortization with a balloon payment due at maturity.

 (3) Fully amortizing.

 (4) Secured by various distribution facilities.

 (5) Mortgage note was assumed by ProLogis in connection with the Meridian Merger. See Note 3. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, where applicable.

 (6) Carrying value includes premium, interest only with stated principal amount due at maturity.

 (7) On January 7, 2000, ProLogis contributed 50.1% of the common stock of the wholly owned entity holding this debt to the ProLogis European Properties Fund. ProLogis is committed to contributing the remaining 49.9% in January 2001. See Note 5.

 (8) Variable rate provided by loan agreement is Euribor plus 1.20%. The Euribor rate has been fixed through January 2004 at 3.59% through interest rate swap agreement. See Note 16.

 (9) Variable rate provided by loan agreement is Euribor plus 1.20%. The Euribor rate has been fixed through January 2004 at 3.60% through interest rate swap agreement. See Note 16.

(10) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.

     Mortgage notes are secured by real estate with an aggregate undepreciated cost of $1.21 billion as of December 31, 1999. Assessment bonds are secured by real estate with an aggregate undepreciated cost of $226.9 million as of December 31, 1999. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $63.4 million as of December 31, 1999.

                                 PROLOGIS TRUST

  Long-Term Debt Maturities

     Approximate principal payments due on senior unsecured notes, other unsecured debt, mortgage notes, assessment bonds and securitized debt during each of the years in the five-year period ending December 31, 2004 and thereafter are as follows (in thousands):

2000....................................................   $   43,455
2001....................................................       53,027
2002....................................................       64,767
2003....................................................      202,429
2004....................................................      336,520
2005 and thereafter.....................................    1,758,780
                                                           ----------
          Total principal due...........................    2,458,978
Less: Original issue discount...........................       (2,870)
                                                           ----------
          Total carrying value..........................   $2,456,108
                                                           ==========

  Interest Expense

     For 1999, 1998 and 1997, interest expense was $170.7 million, $77.7 million and $52.7 million, respectively, which is net of capitalized interest of $16.0 million, $19.2 million and $18.4 million, respectively. Amortization of deferred loan costs included in interest expense was $4.4 million, $2.2 million and $2.0 million for 1999, 1998 and 1997, respectively. The total interest paid in cash on all outstanding debt was $169.8 million, $83.2 million and $61.3 million during 1999, 1998 and 1997, respectively.

7. MINORITY INTEREST:

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

     ProLogis sold its 70.0% general partnership interest in Red Mountain Joint Venture in March 1999 and recognized a gain of $715,000. As of December 31, 1999, ProLogis is the controlling general partner in six partnerships, including two partnerships (MDN/JSC II Limited Partnership and Meridian Realty Partners, L.P.) acquired in the Meridian Merger (see Note 3). In each of these partnerships, the limited partners are entitled to exchange partnership units for Common Shares (5,055,704 on a one for one basis and 483,087 at a rate of 1.10 Common Share per partnership unit, plus $2.00). Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares.

     The six partnerships are as follows:

     - ProLogis Limited Partnership-I, which owned approximately $209.6 million of industrial distribution facilities located primarily in the San Francisco Bay market as of December 31, 1999, was formed in December 1993. ProLogis had a 68.7% controlling general partnership interest and there were 4,520,532 limited partnership units outstanding as of December 31, 1999. These facilities cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchanges.

                                 PROLOGIS TRUST

     - ProLogis Limited Partnership-II, which owned approximately $56.8 million of industrial distribution facilities located primarily in the Charlotte, Dallas/Fort Worth, Denver, El Paso, St. Louis, Washington D.C./Baltimore and the San Francisco Bay markets as of December 31, 1999, was formed in May 1994. ProLogis' initial 81.2% controlling general partnership interest has subsequently been increased to 97.8% (the ownership interest as of December 31, 1999) due to the conversion of limited partnership units into Common Shares. There were 90,213 limited partnership units outstanding as of December 31, 1999.

     - ProLogis Limited Partnership-III, which owned approximately $51.7 million of industrial distribution facilities located primarily in the San Antonio, Orlando, Miami/Ft. Lauderdale and Tampa markets as of December 31, 1999, was formed in October 1994. ProLogis had a 50.4% controlling general partnership interest at formation, which has subsequently been increased to 88.2% (the ownership interest as of December 31, 1999) as the result of additional contributions by ProLogis and the conversion of limited partnership units into Common Shares. There were 376,347 limited partnership units outstanding as of December 31, 1999.

     - ProLogis Limited Partnership-IV, which owned approximately $94.8 million of industrial distribution facilities located primarily in the Cincinnati, Dallas/Fort Worth, Miami/Ft. Lauderdale, Orlando and Tampa markets as of December 31, 1999, was formed in October 1994 through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc., and the contribution of industrial distribution facilities from the limited partner. ProLogis' initial 96.4% controlling general partnership interest has been increased to 98.2% (the ownership interest as of December 31, 1999) as the result of additional contributions by ProLogis. There were 68,612 limited partnership units outstanding as of December 31, 1999.

       ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 1999, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis IV, Inc. of $0.7 million and ProLogis IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $0.7 million.

     - Meridian Realty Partners, L.P. owned a $10.3 million industrial distribution facility located in the Los Angeles market as of December 31, 1999. ProLogis had an 88.0% controlling general partnership interest and there were 29,712 limited partnership units outstanding as of December 31, 1999.

     - MDN/JSC II Limited Partnership owned approximately $62.1 million of industrial distribution facilities located in the Dallas and Las Vegas markets as of December 31, 1999. ProLogis had a 67.4% controlling general partnership interest and there were 453,375 limited partnership units outstanding as of December 31, 1999.

     For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the six partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.

8. SHAREHOLDERS' EQUITY:

  Shares Authorized

     As of December 31, 1999, 275,000,000 shares were authorized (increased from 230,000,000 shares on June 24, 1999 through a shareholder-approved amendment to ProLogis' Declaration of Trust). ProLogis' Board of Trustees (the "Board") may increase the number of authorized shares and may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other

                                 PROLOGIS TRUST
rights, voting powers, restrictions, limitations as of distributions, qualifications and terms or conditions of redemption of such shares.

  Preferred Shares

     As of December 31, 1999, ProLogis had four series of cumulative redeemable preferred shares of beneficial interest outstanding (Series A, C, D and E) and one series of cumulative convertible redeemable preferred shares of beneficial interest outstanding (Series B). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights. The holders of the preferred shares are entitled to receive cumulative preferential dividends based upon each series' respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December for all series of preferred shares, with the exception of Series E, which are payable quarterly on the last day of January, April, July and October, when, and if, declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series can be redeemed for a cash redemption price which (other than the portion consisting of accrued and unpaid dividends) is payable solely out of the sales proceeds of other capital shares of ProLogis, which may include shares of other series of preferred shares. With respect to payment of dividends, each series of preferred shares ranks on parity with ProLogis' other series of preferred shares.

     The Series B preferred shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 Common Shares for each Series B preferred share).

     ProLogis' preferred shares are summarized as follows:

                       NUMBER OF SHARES      STATED                 EQUIVALENT BASED    OPTIONAL
                       OUTSTANDING AS OF   LIQUIDATION   DIVIDEND    ON LIQUIDATION    REDEMPTION
                       DECEMBER 31, 1999   PREFERENCE      RATE        PREFERENCE       DATE(1)
                       -----------------   -----------   --------   ----------------   ----------
Series A.............      5,400,000         $25.00      9.40%      $2.35 per share    06/21/00
Series B(2)..........      7,020,703         $25.00      7.00%      $1.75 per share    02/21/01
Series C.............      2,000,000         $50.00      8.54%      $4.27 per share    11/13/26
Series D.............     10,000,000         $25.00      7.92%      $1.98 per share    04/13/03
Series E.............      2,000,000         $25.00      8.75%      $2.19 per share    06/30/03

---------------

(1) After this date, the preferred shares can be redeemed at ProLogis' option.

(2) During 1999 and 1998, Series B preferred shares of 516,897 and 462,700, respectively, were converted into 662,661 and 593,181 Common Shares, respectively.

  Issuance of Common Shares

     The purchase agreement of ProLogis Kingspark contained a provision that allowed for additional contingent consideration, to be settled by the issuance of Common Shares, upon the achievement of a specified level of earnings by ProLogis Kingspark. The conditions precedent to the issuance of the Common Shares were met in 1999. ProLogis recognized a liability of $3.9 million related to the additional purchase price as of December 31, 1999. In settlement of this liability, 200,535 Common Shares were issued in February 2000.

  Shelf Registration

     In June 1999, ProLogis filed a $500.0 million shelf registration statement with the Securities and Exchange Commission supplementing its existing shelf registration. The shelf registration allows ProLogis to issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. As of December 31, 1999, ProLogis had

                                 PROLOGIS TRUST

$608.0 million of shelf-registered securities available for issuance, subject to ProLogis' ability to effect an offering on satisfactory terms.

  Ownership Restrictions and Significant Shareholder

     For ProLogis to qualify as a REIT under the Code, not more than 50% in value of its outstanding shares of stock may be owned by five or fewer individuals at any time during the last half of ProLogis' taxable year. Therefore, ProLogis' Declaration of Trust restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of ProLogis' outstanding shares by a single person, or persons acting as a group, to 9.8% of ProLogis' outstanding shares. This provision assists ProLogis in protecting and preserving its REIT status and protects the interest of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares.

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

     Security Capital is exempt from the ownership restrictions described above. Security Capital owned 30.8% of the outstanding Common Shares as of December 31, 1999. For tax purposes, Security Capital's ownership is attributed to its shareholders.

  Dividend Reinvestment and Share Purchase Plan

     In March 1995, ProLogis adopted a Dividend Reinvestment and Share Purchase Plan (the "1995 Plan"), which commenced in April 1995. The 1995 Plan allowed holders of Common Shares the opportunity to acquire additional Common Shares by automatically reinvesting distributions. Holders of Common Shares who do not participate in the 1995 Plan continue to receive distributions as declared. The 1995 Plan also allowed participating holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1995 Plan at a price equal to 98% of the market price of such Common Shares, without payment of any brokerage commission or service charge.

     The 1995 Plan was amended in June 1999 by the 1999 Dividend Reinvestment and Share Purchase Plan (the "1999 Plan"). The primary change effective with the 1999 Plan allows persons who are not holders of Common Shares to participate in the share purchase plan.

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

                                 PROLOGIS TRUST

December 7, 2003, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

9. DISTRIBUTIONS AND DIVIDENDS:

  Common Distributions

     ProLogis' annual distribution per Common Share was $1.30 in 1999, $1.24 in 1998 and $1.07 in 1997. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on Common Shares in 1998 and 1997 and the estimated taxability for 1999:

                                                               YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                1999     1998     1997
                                                               ------   ------   ------
Per Common Share:
  Ordinary income...........................................   $0.84    $1.12    $1.07
  Capital gains.............................................    0.35       --       --
  Return of capital.........................................    0.11     0.12       --
                                                               -----    -----    -----
          Total.............................................   $1.30    $1.24    $1.07
                                                               =====    =====    =====

     The distribution level for 2000 was set at $1.34 per Common Share by the Board in December 1999. Additionally, on December 16, 1999, ProLogis declared a distribution of $0.335 per Common Share payable on February 23, 2000 to shareholders of record as of February 9, 2000.

     On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the Meridian Merger, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger. See Note 3.

     In connection with the 1997 Merger discussed in Note 10, Security Capital issued warrants to acquire 3,608,202 shares of Class B common stock of Security Capital pro rata to holders of Common Shares (other than Security Capital), Series B preferred shares and limited partnership units. Holders of Common Shares and holders of limited partnership units received 0.046549 warrants for each Common Share or unit held and holders of Series B preferred shares received
0.059676 warrants for each preferred share held. Each warrant was exercisable into one share of Security Capital Class B common stock at an exercise price of $28.00 per share. The warrants expired in September 1998. Security Capital issued the warrants as an incentive to ProLogis' shareholders to vote in favor of the 1997 Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

  Preferred Dividends

     The annual dividends per preferred share are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                         1999(1)      1998(2)      1997(2)
                                                         -------      -------      -------
Series A..............................................    $2.35        $2.35        $2.35
Series B..............................................     1.75         1.75         1.75
Series C..............................................     4.27         4.27         4.27
Series D..............................................     1.98         1.42(3)        --
Series E..............................................     1.64(4)        --           --

                                 PROLOGIS TRUST

---------------

(1) For federal income tax purposes $1.65 of the Series A dividend, $1.23 of the Series B dividend, $3.00 of the Series C dividend, $1.39 of the Series D dividend and $1.15 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(2) For federal income tax purposes these dividends are treated as ordinary income to the holders.

(3) For the period from date of issuance to December 31, 1998.

(4) For the period from date of issuance to December 31, 1999.

     On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E preferred shares ($0.5469 per share), of which $729,200 related to Meridian's series D preferred stock that was accrued by Meridian prior to the closing of the Meridian Merger. See Note 3.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

     ProLogis' tax return for the year ended December 31, 1999 has not been filed. The taxability information for 1999 is based upon the best available data. ProLogis' tax returns have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.

10. 1997 MERGER TRANSACTION:

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

     As a result of the 1997 Merger, ProLogis terminated the REIT management and property management agreements that were in place while Security Capital owned the management companies. All employees of the management companies became employees of ProLogis and ProLogis directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the corporate entity are recorded as general and administrative expenses.

                                 PROLOGIS TRUST

11. EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Net earnings attributable to Common Shares...........  $123,999   $ 62,231   $  4,431
                                                       ========   ========   ========
Weighted average Common Shares outstanding --
  Basic..............................................   152,412    121,721    100,729
Incremental effect of common stock equivalents and
  contingently issuable shares (see Note 8)..........       327        307        140
                                                       --------   --------   --------
Adjusted weighted average Common Shares outstanding--
  Diluted............................................   152,739    122,028    100,869
                                                       ========   ========   ========
Per share net earnings attributable to Common Shares:
  Basic..............................................  $   0.81   $   0.51   $   0.04
                                                       ========   ========   ========
  Diluted............................................  $   0.81   $   0.51   $   0.04
                                                       ========   ========   ========

     For the year ended December 31, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.82. The following convertible securities were not included in the calculation of diluted net earnings per Common Share as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----   ------   ------
Series B preferred shares...................................  9,221   10,055   10,319
                                                              =====   ======   ======
Limited partnership units...................................  5,461    5,070    5,190
                                                              =====   ======   ======

12. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

     - In connection with the Meridian Merger discussed in Note 3, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E preferred shares, assumed approximately 1.1 million stock options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).

     - ProLogis disposed of properties to ProLogis California as discussed in
       Note 5 and received $148.2 million of the proceeds in the form of an equity interest.

     - In connection with the formation of the ProLogis European Properties Fund as discussed in Note 5, ProLogis received $23.4 million of the proceeds from its disposition of facilities to the ProLogis European Properties Fund in the form of an equity interest.

     - Series B preferred shares aggregating $12.9 million, $11.6 million and $1.2 million were converted into Common Shares in 1999, 1998 and 1997, respectively.

                                 PROLOGIS TRUST

     - Limited partnership units aggregating $205,000, $302,000 and $1,588,000 were converted into Common Shares in 1999, 1998 and 1997, respectively.

     - Net foreign currency translation adjustments of $9,788,000, $(86,000) and $63,000 were recognized in 1999, 1998 and 1997, respectively.

     - Mortgage notes in the amount of $39.8 million and $12.8 million were assumed in connection with the acquisition of real estate in 1998 and 1997, respectively.

     - Common Shares in the amount of $1.0 million were issued in connection of the acquisition of real estate in 1997.

     - In connection with the 1997 Merger discussed in Note 10, $79.8 million of Common Shares were issued in exchange for $4.4 million of net tangible assets in 1997.

     - Employee share purchase notes in the amount of $27.3 million were received for Common Shares issued under the employee share purchase plan in 1997. See Note 13.

     - Employee share purchase notes in the amount of $1.8 million and $0.1 million were retired in 1998 and 1997, respectively. See Note 13.

13. LONG-TERM COMPENSATION

  Long-Term Incentive Plan and Share Option Plan for Outside Trustees

     ProLogis has a long-term incentive plan (the "Incentive Plan"), which includes an employee share purchase plan, a stock option plan, a restricted share unit plan and a performance share plan. No more than 9,410,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. The Incentive Plan has a ten-year term. Additionally, ProLogis has 100,000 Common Shares authorized for issuance under its Share Option Plan for Outside Trustees (the "Outside Trustees Plan").

     Employee Share Purchase Plan

     Under the employee share purchase plan certain employees of ProLogis purchased 1,356,834 Common Shares on September 8, 1997 at a price of $21.21875 per share. ProLogis financed 95% of the total purchase price through ten-year, recourse notes to the participants aggregating $27.3 million. The loans, which have been recognized as a deduction from shareholders' equity, bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options to purchase Common Shares at a price of $21.21875. As of December 31, 1999, there were 1,154,349 Common Shares securing the employee share purchase notes.

     The outstanding notes receivable at December 31, 1999 of $22,906,000 include $20,277,000 due from officers of ProLogis.

                                 PROLOGIS TRUST

     Stock Options

     ProLogis has granted stock options under the Incentive Plan and the Outside Trustees Plan. Stock options outstanding as of December 31, 1999 are as follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                 NUMBER OF                         EXPIRATION   REMAINING
                                  OPTIONS     EXERCISE PRICE(1)       DATE        LIFE
                                 ---------   -------------------   ----------   ---------
Outside Trustees Plan(2).......     65,000      $16.00-$25.00       2000-2009   6.1 years
Employee stock purchase
  plan(3)......................  2,244,586        $21.21875              2007   7.5 years
Stock option plan(2)(3):
  1997 awards..................    285,321   $21.21875-$23.96875         2007   7.7 years
  1998 awards..................  1,397,879    $20.9375-$24.625           2008   8.7 years
  1999 awards..................  1,459,753   $17.1875-$19.71875          2009   9.7 years
Meridian options(4)............  1,025,850    $15.125-$23.9375           2004   4.2 years
Options sold to unconsolidated
  entities(2)..................    984,819    $18.625-$24.5625      2008-2009   9.2 years
                                 ---------
          Total................  7,463,208
                                 =========

---------------

(1) Exercise price was equal to the average of the high and low market price on the date of grant.

(2) The holders are awarded dividend equivalent units each year of the plan, except for holders of 30,000 options issued under the Outside Trustees Plan prior to 1999.

(3) Graded vesting at various rates over periods from one to ten years, subject to certain conditions.

(4) Options are fully exercisable. Options issued to holders of Meridian options are exercisable into 1.10 Common Shares plus $2.00. See Note 3.

     The weighted average fair value of the stock options issued under the Incentive Plan to ProLogis' employees, issued under the Outside Trustees Plan and sold to unconsolidated entities during 1999 was $2.99 per option (excluding the value of the DEUs to be earned). The activity with respect to ProLogis' stock option plans for the years ended December 31, 1999, 1998 and 1997 is presented below.

                                                                   WEIGHTED
                                                                   AVERAGE     NUMBER OF
                                                       NUMBER OF   EXERCISE     OPTIONS
                                                        OPTIONS     PRICE     EXERCISABLE
                                                       ---------   --------   -----------
Balance at December 31, 1996.........................     18,000    $16.56        18,000
  Granted............................................  3,097,012     21.24       710,473
  Exercised..........................................         --        --            --
  Forfeited..........................................    (11,721)    21.22            --
                                                       ---------    ------     ---------
Balance at December 31, 1997.........................  3,103,291     21.21       728,473
  Granted/Sold.......................................  2,011,392     21.17       504,513
  Exercised..........................................         --        --            --
  Forfeited..........................................   (251,473)    21.22            --
                                                       ---------    ------     ---------
Balance at December 31, 1998.........................  4,863,210     21.19     1,232,986
  Granted/Sold.......................................  2,066,133     20.41            --
  Issued in Meridian Merger (see Note 3).............  1,025,850     20.13     1,025,850
  Exercised..........................................     (4,000)    15.50        (4,000)
  Forfeited..........................................   (487,985)    21.02            --
                                                       ---------    ------     ---------
Balance at December 31, 1999.........................  7,463,208    $20.37     2,254,836
                                                       =========    ======     =========

                                 PROLOGIS TRUST

     ProLogis did not recognize compensation expense in 1999, 1998 or 1997 related to stock options granted as the exercise price of all options granted was equal to the average of the high and low market price on the date of grant. Had compensation expense for these plans been determined using an option valuation model as provided in SFAS No. 123, ProLogis net earnings attributable to Common Shares and net earnings per Common Share would change as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                            1999      1998      1997
                                                          --------   -------   ------
Net earnings attributable to Common Shares:
  As reported...........................................  $123,999   $62,231   $4,431
  Pro forma.............................................   121,767    60,805    4,016
Basic and diluted net earnings per Common Share:
  As reported...........................................  $   0.81   $  0.51   $ 0.04
  Pro forma.............................................      0.80      0.50     0.04

     Since stock options vest over several years and additional grants are likely to be made in future years, the pro forma compensation cost may not be representative of that to be expected in future years.

     The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1999         1998         1997
                                                    ----------   ----------   ----------
Risk-free interest rate...........................        6.58%        4.74%        6.35%
Forecasted dividend yield.........................        6.10%        7.36%        7.36%
Volatility........................................       23.01%       27.37%       19.20%
Weighted average option life......................  6.25 years   6.75 years   6.75 years

     Dividend Equivalent Units ("DEUs")

     DEUs in the form of Common Shares are awarded at a rate of one Common Share per DEU on December 31st of each year the stock options are outstanding and are vested to the same extent the underlying stock options are vested. The DEUs are valued on the award date based upon the market price of the Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period of the related stock options. As of December 31, 1999, there were 171,677 DEUs outstanding. ProLogis recognized compensation expense related to the DEUs of $103,000 and $5,000 in 1999 and 1998, respectively, net of amounts capitalized. ProLogis did not incur compensation expense related to the DEUs in 1997 as the DEUs were awarded on December 31, 1997.

     Restricted Share Units

     On October 15, 1998, the Board granted 377,500 restricted share units ("RSU") to twelve officers of ProLogis. The RSUs vest 25% per year beginning December 31, 1999 through December 31, 2002 and earn DEUs in accordance with the DEU awards under the Incentive Plan. The RSUs are valued on the award date based upon the market price of Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period. The RSUs granted in 1998 were valued at $8.0 million, of which ProLogis recognized $1.6 million and $0.3 million of compensation expense in 1999 and 1998, respectively, net of amounts capitalized.

                                 PROLOGIS TRUST

     Performance Share Plan

     In September 1999, the Board approved a performance share plan whereby certain employees can be awarded Common Shares if performance criteria is met. Common Shares will be awarded on December 31, 2000 based upon the criteria set for 2000, but will not vest to the employee until December 31, 2002.

  401(k) Savings Plan and Trust

     ProLogis has a 401(k) Savings Plan and Trust ("401(k) Plan"), that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation (within the statutory compensation limit). The vesting of contributed Common Shares is based on the employees' years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 1999, no Common Shares have been issued under the 401(k) Plan as all matching contributions have been made with Common Shares purchased in the public market. A total of 190,000 Common Shares have been authorized for issuance under the 401(k) Plan.

  Nonqualified Savings Plan

     Effective January 1, 1998, ProLogis established the Nonqualified Savings Plan to provide benefits for a select group of management. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. ProLogis will match the lesser of
(a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and
(b) 3% of total compensation up to certain levels. The matching account will vest in the same manner as the 401(k) Plan.

  Warrants

     During 1998, warrants were exercised into 11,764 Common Shares at an exercise price of $10.00. There were no outstanding warrants as of December 31, 1999.

                                 PROLOGIS TRUST

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected quarterly financial data (in thousands, except for per share amounts) for 1999 and 1998 is as follows:

                                                                           THREE MONTHS ENDED,
                                                           ---------------------------------------------------
                                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    TOTAL
                                                           ---------   --------   -------------   ------------   --------
1999:
  Rental income..........................................   $97,161    $131,251     $135,503        $127,911     $491,826
                                                            =======    ========     ========        ========     ========
  Earnings from operations...............................   $25,046    $ 33,290     $ 58,674        $ 49,539     $166,549
  Minority interest share in earnings....................     1,169       1,434        1,139           1,237        4,979
  Gain on disposition of real estate.....................       715          --       25,643          12,636       38,994
  Foreign currency exchange gains (losses), net..........    (8,283)     (4,012)       5,830         (10,353)     (16,818)
  Income tax expense (benefit)...........................       374         585          534             (21)       1,472
                                                            -------    --------     --------        --------     --------
  Earnings before cumulative effect in accounting
    change...............................................    15,935      27,259       88,474          50,606      182,274
  Cumulative effect of accounting change.................     1,440          --           --              --        1,440
                                                            -------    --------     --------        --------     --------
  Net earnings...........................................    14,495      27,259       88,474          50,606      180,834
  Less preferred share dividends.........................    13,445      14,493       14,453          14,444       56,835
                                                            -------    --------     --------        --------     --------
  Net earnings attributable to Common Shares.............   $ 1,050    $ 12,766     $ 74,021        $ 36,162     $123,999
                                                            =======    ========     ========        ========     ========
  Per Common Share:
    Basic earnings attributable to Common Shares before
      cumulative effect of accounting change.............   $  0.02    $   0.08     $   0.46        $   0.22     $   0.82
    Cumulative effect of accounting change...............     (0.01)         --           --              --        (0.01)
                                                            -------    --------     --------        --------     --------
    Basic net earnings attributable to Common Shares.....   $  0.01    $   0.08     $   0.46        $   0.22         0.81
                                                            =======    ========     ========        ========     ========
    Diluted earnings attributable to Common Shares before
      cumulative effect of accounting change.............   $  0.02    $   0.08     $   0.44        $   0.22     $   0.82
    Cumulative effect of accounting change...............     (0.01)         --           --              --        (0.01)
                                                            -------    --------     --------        --------     --------
    Diluted net earnings attributable to Common Shares...   $  0.01    $   0.08     $   0.44        $   0.22     $   0.81
                                                            =======    ========     ========        ========     ========
1998:
  Rental income..........................................   $78,565    $ 84,353     $ 88,687          93,441     $345,046
                                                            =======    ========     ========        ========     ========
  Earnings from operations...............................   $34,041    $ 35,143     $  3,132        $ 35,301     $107,617
  Minority interest share in earnings....................       979       1,075        1,047           1,580        4,681
  Gain on disposition of real estate.....................     2,066       2,212           --           1,287        5,565
  Foreign currency exchange gains (losses), net..........     1,607         453        3,277            (345)       4,992
  Income tax expense.....................................       190           7            2           1,965        2,164
                                                            -------    --------     --------        --------     --------
  Net earnings...........................................    36,545      36,726        5,360          32,698      111,329
  Less preferred share dividends.........................     8,799      13,075       13,669          13,555       49,098
                                                            -------    --------     --------        --------     --------
  Net earnings (loss) attributable to Common Shares......   $27,746    $ 23,651     $ (8,309)       $ 19,143     $ 62,231
                                                            =======    ========     ========        ========     ========
  Per Common Share:
    Basic net earnings (loss) attributable to Common
      Shares.............................................   $  0.24        0.19     $  (0.07)       $   0.16     $   0.51
                                                            =======    ========     ========        ========     ========
    Diluted net earnings (loss) attributable to Common
      Shares.............................................   $  0.23    $   0.19     $  (0.07)       $   0.16     $   0.51
                                                            =======    ========     ========        ========     ========

15. RELATED PARTY TRANSACTIONS:

     ProLogis leases space to Security Capital and certain of its affiliates on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties.

     ProLogis' rental income related to these leases were $756,000, $717,000 and $1,528,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, 109,804 square feet were leased to related parties. The annualized rental revenues for these leases are $746,000.

     On September 8, 1997, ProLogis and Security Capital entered into an administrative services agreement (the "ASA"). Under the ASA, Security Capital provides ProLogis with certain administrative and other services as

                                 PROLOGIS TRUST
determined by ProLogis (certain services originally provided under the ASA are now being performed by ProLogis employees). ProLogis' fees under the ASA were $3.4 million, $3.7 million and $1.1 million for 1999, 1998 and for the period from September 9, 1997 to December 31, 1997, respectively. Of these fees, $0.6 million, $0.7 million and $0.2 million were capitalized in 1999, 1998 and for the period from September 9, 1997 to December 31, 1997, respectively. ProLogis recognizes the ASA fees related to property management activities as a component of rental expenses. The ASA expires on December 31, 2000.

     During 1999, ProLogis paid investment advisory fees to Security Capital Markets Group Incorporated, a registered broker-dealer subsidiary of Security Capital, aggregating $15.6 million. The fees were incurred in connection with the Meridian Merger ($1.54 billion purchase price -- see Note 3), the formation of ProLogis California which generated $148.2 million of outside equity capital to ProLogis (see Note 5) and the formation of the ProLogis European Properties Fund (the currency equivalent as of December 31, 1999 of over $1 billion of third party capital invested or committed -- see Note 5).

16. FINANCIAL INSTRUMENTS:

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

     As of December 31, 1999 and 1998, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit and short-term borrowings balances approximate fair value as of those dates since the interest rate fluctuates based on published market rates. As of December 31, 1999 and 1998, the fair values of the senior unsecured debt and the secured debt (including mortgage notes, assessment bonds and securitized debt) have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair value of ProLogis' senior unsecured debt and secured debt from the carrying value in the table below are the result of variances in the interest rates available to ProLogis as of December 31, 1999 and 1998, from the interest rates in effect at the dates of issuance. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates.

     As of December 31, 1999 and 1998, the fair value of ProLogis' derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers.

                                 PROLOGIS TRUST

     The following table reflects the carrying amount and estimated fair value of ProLogis' financial instruments (in thousands):

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                1999                      1998
                                       -----------------------   -----------------------
                                        CARRYING                  CARRYING
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
Balance sheet financial instruments:
  Senior unsecured debt..............  $1,729,630   $1,656,445   $1,083,641   $1,108,692
  Secured debt (fixed rate debt).....  $  565,776   $  547,428   $  227,804   $  232,809
Derivative financial instruments:
  Interest rate contracts............  $       --   $       --   $  (26,050)  $  (26,050)
  Foreign currency put option
     contracts.......................  $      628   $      628   $       --   $       --
  Interest rate swap agreements......  $       --   $    7,998   $       --   $       --

  Derivative Financial Instruments

     ProLogis uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing or anticipated obligations and transactions. ProLogis does not use derivative financial instruments for trading purposes.

     The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). The use of derivative financial instruments allows ProLogis to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effects these fluctuations would have on ProLogis' income and cash flows.

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

     The following table summarizes the activity in derivative financial instruments for the years ended December 31, 1999 and 1998 (in millions):

                                                                   INTEREST       FOREIGN
                                                 INTEREST RATE    RATE SWAP     CURRENCY PUT
                                                   CONTRACTS      AGREEMENTS    OPTIONS (1)
                                                 -------------    ----------    ------------
Notional amounts as of December 31, 1997.......     $ 75.0(2)       $ 75.0(2)      $  --
New contracts..................................         --              --            --
Matured or expired contracts...................         --              --            --
Terminated contracts...........................         --              --            --
                                                    ------          ------         -----
Notional amounts as of December 31, 1998.......       75.0          $ 75.0            --
                                                    ------          ------         -----
New contracts..................................         --           169.9(3)       27.1
Matured or expired contracts...................         --              --          (3.9)
Terminated contracts...........................      (75.0)          (75.0)           --
                                                    ------          ------         -----
Notional amounts as of December 31, 1999.......     $   --          $169.9         $23.2
                                                    ======          ======         =====

---------------

(1) ProLogis entered into foreign currency put option contracts during 1999 related to its operations in Europe. The notional amount as of December 31, 1999 represents the U.S. dollar equivalent related to the put option contracts with notional amounts of 23.0 million euros. The outstanding contracts do not qualify for hedge

                                 PROLOGIS TRUST
    accounting treatment and were marked to market as of December 31, 1999. ProLogis recognized an aggregate expense of $92,000 on the put option contracts including the mark to market adjustment of $47,000. The put option contracts provide ProLogis with the option to exchange euros for U.S. dollars at a fixed exchange rate such that if the euro were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses.

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

    During the third quarter of 1998, ProLogis determined that the interest rate protection agreements would no longer qualify for hedge accounting treatment under GAAP based upon the following:

        - Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e., ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and

        - ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).

          Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements were terminated in February 1999 at a cost of $27.0 million and were used to set the interest rate associated with the $200.0 million secured financing transaction with MGT that was completed in March 1999.

(3) ProLogis has interest rate swap agreements related to variable rate mortgage notes and other unsecured debt in the currency equivalent of approximately $169.9 million as of December 31, 1999. The swap agreements have a combined notional amount of 1.1 billion French francs and fix the Euribor rate at 3.62% through December 2003 on a notional amount in the currency equivalent of approximately $30.9 million, at 3.60% through January 2004 on a notional amount in the currency equivalent of approximately $118.9 million and at 3.59% through January 2004 on a notional amount in the currency equivalent of approximately $20.1 million. In December 1999, a principal paydown was made on the underlying debt resulting in a notional amount of the swap agreements in excess of the principal balances. Consequently, swap agreements with a notional amount in the currency equivalent of approximately $26.2 million were cancelled in January 2000 at a gain to ProLogis in the currency equivalent of approximately $1.4 million. ProLogis contributed 50.1% of the common stock of the wholly owned entity that holds the debt related to the swap agreements to the ProLogis European Properties Fund on January 7, 2000. ProLogis is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. See Note 5.

     On December 22, 1997, ProLogis entered into two separate contracts to (i) exchange $373.8 million for 2.9 billion Swedish krona, and (ii) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated entity. The contracts were marked to market as of December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 at a net loss of $4.0 million. Accordingly, ProLogis recognized a net gain of $2.0 million in 1998. These foreign currency exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the

                                 PROLOGIS TRUST
execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

17. COMMITMENTS AND CONTINGENCIES:

  Environmental Matters

     All of the facilities acquired by ProLogis have been subjected to environmental reviews by ProLogis or predecessor owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of any environmental liability (including asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis' business, financial condition or results of operations.

18. BUSINESS SEGMENTS:

     ProLogis has three reportable business segments:

     - Property operations represents the long-term ownership and leasing of industrial distribution facilities in North America (a portion of which is owned through ProLogis California -- See Note 5) and Europe (a portion of which is owned through Garonor Holdings, a subsidiary that was recognized under the equity method of accounting until June 29, 1999 and a portion of which is owned through the ProLogis European Properties
       Fund -- See Note 5); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

     - Corporate distribution facilities services business represents the development of distribution facilities for future sale to third parties or entities in which ProLogis has an ownership interest or on a fee basis for third parties in North America and in Europe (a portion of which is owned through Kingspark S.A.); the development activities of ProLogis and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

     - Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in North America (ProLogis Logistics and MRI) and Europe (Frigoscandia S.A.); each company's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location.

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

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Income:
  Property operations:
     United States(1)............................  $  457,592   $  333,494   $  283,909
     Mexico......................................      10,503        3,499          624
     Europe(2)...................................      16,045        8,059           --
                                                   ----------   ----------   ----------
          Total property operations segment......     484,140      345,052      284,533
                                                   ----------   ----------   ----------

                                 PROLOGIS TRUST

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         1998         1997
                                                   ----------   ----------   ----------
  Corporate distribution facilities services
     business:
     United States...............................      28,783       17,441       12,374
     Mexico......................................          --          133          (83)
     Europe(3)(4)................................      41,673        2,915           --
                                                   ----------   ----------   ----------
          Total corporate distribution facilities
            services business segment............      70,456       20,489       12,291
                                                   ----------   ----------   ----------
  Temperature-controlled distribution operations:
     North America(5)............................      10,791        7,349        3,278
     Europe(6)...................................      (4,364)      (7,535)          --
                                                   ----------   ----------   ----------
          Total temperature-controlled
            distribution operations segment......       6,427         (186)       3,278
                                                   ----------   ----------   ----------
  Reconciling items:
     Interest income.............................       6,369        2,752        2,392
                                                   ----------   ----------   ----------
          Total income...........................  $  567,392   $  368,107   $  302,494
                                                   ==========   ==========   ==========
Net operating income:
  Property operations:
     United States(1)............................  $  424,633   $  306,920   $  256,953
     Mexico......................................      10,569        3,302          572
     Europe(2)...................................      15,437        7,710           --
                                                   ----------   ----------   ----------
          Total property operations segment......     450,639      317,932      257,525
                                                   ----------   ----------   ----------
  Corporate distribution facilities services
     business:
     United States...............................      28,783       17,441       12,374
     Mexico......................................          --          133          (83)
     Europe (3)(4)...............................      41,673        2,915           --
                                                   ----------   ----------   ----------
          Total corporate distribution facilities
            services business segment............      70,456       20,489       12,291
                                                   ----------   ----------   ----------
  Temperature-controlled distribution operations:
     North America(5)............................      10,791        7,349        3,278
     Europe(6)...................................      (4,364)      (7,535)          --
                                                   ----------   ----------   ----------
          Total temperature-controlled
            distribution operations segment......       6,427         (186)       3,278
                                                   ----------   ----------   ----------
  Reconciling items:
     Interest income.............................       6,369        2,752        2,392
     General and administrative expense..........     (38,284)     (22,893)      (6,770)
     REIT management fee paid to affiliate.......          --           --      (17,791)
     Depreciation and amortization...............    (152,447)    (100,590)     (76,562)
     Interest expense............................    (170,746)     (77,650)     (52,704)
     Interest rate hedge expense.................        (945)     (26,050)          --
     Costs incurred in acquiring management
       companies.................................          --           --      (75,376)
     Other expenses..............................      (4,920)      (6,187)      (3,891)
                                                   ----------   ----------   ----------
          Total reconciling items................    (360,973)    (230,618)    (230,702)
                                                   ----------   ----------   ----------
          Earnings from operations...............  $  166,549   $  107,617   $   42,392
                                                   ==========   ==========   ==========

                                 PROLOGIS TRUST

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Assets:
  Property operations:
     United States(7)............................  $4,017,702   $3,073,248   $2,787,118
     Mexico......................................     154,701       74,494       27,828
     Europe(7)...................................     387,362      309,639           --
                                                   ----------   ----------   ----------
          Total property operations segment......   4,559,765    3,457,381    2,814,946
                                                   ----------   ----------   ----------
  Corporate distribution facilities services
     business:
     United States...............................     212,530      149,521       86,415
     Mexico......................................      36,801       16,465        3,522
     Europe(7)...................................     432,455      224,769           --
                                                   ----------   ----------   ----------
          Total corporate distribution facilities
            services business segment............     681,786      390,755       89,937
                                                   ----------   ----------   ----------
  Temperature controlled distribution operations:
     North America(7)............................     192,607      151,021       85,639
     Europe(7)...................................     214,008      221,566           --
                                                   ----------   ----------   ----------
          Total temperature controlled
            distribution operations segment......     406,615      372,587       85,639
                                                   ----------   ----------   ----------
  Reconciling items:
     Cash........................................      69,338       63,140       25,009
     Accounts and notes receivable...............      31,084        1,313          167
     Other assets................................      99,452       45,553       18,255
                                                   ----------   ----------   ----------
          Total reconciling items................     199,874      110,006       43,431
                                                   ----------   ----------   ----------
          Total assets...........................  $5,848,040   $4,330,729   $3,033,953
                                                   ==========   ==========   ==========

---------------

(1) Includes an amount recognized under the equity method related to ProLogis' investment in ProLogis California in 1999 in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 5 for summarized financial information of ProLogis California.

(2) Includes amounts recognized under the equity method related to ProLogis' investments in Garonor Holdings in 1999 and 1998 (including a $13.0 million net foreign currency exchange loss in 1999) and in the ProLogis European Properties Fund in 1999 (including a net foreign currency exchange gain of $0.3 million), in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 5 for summarized financial information of the ProLogis European Properties Fund and Note 2 for a discussion of Garonor Holdings.

(3) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 1999 and 1998 (including $1.5 million and $0.9 million of net foreign currency exchange losses in 1999 and 1998, respectively. See Note 5 for summarized financial information of Kingspark S.A.

(4) In 1999, includes $17.3 million of net gain recognized by ProLogis related to the disposition of facilities to the ProLogis European Properties Fund. Also, in 1999, includes $4.5 million of net gain recognized under the equity method related to ProLogis Kingspark's disposition of facilities to the ProLogis European Properties Fund.

(5) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics in each year. See Note 5 for summarized financial information of ProLogis Logistics.

                                 PROLOGIS TRUST

(6) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. in 1999 and 1998 (including $1.3 million and $11.4 million of net foreign currency exchange losses in 1999 and 1998, respectively). See Note 5 for summarized financial information of Frigoscandia S.A.

(7) Amounts include investments in unconsolidated entities accounted for under the equity method. See footnotes (2), (3), (4) and (5) above. See also Note 5 for summarized financial information of the unconsolidated entities as of and for the year ended December 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of ProLogis Trust included in this Form 10-K, and have issued our report thereon dated March 21, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III -- Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The
Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen, LLP

Chicago, Illinois
March 21, 2000

                                 PROLOGIS TRUST

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
OPERATING PROPERTIES
Atlanta, Georgia
 Atlanta Airport Distribution
   Center...........................    6                $  3,437    $       --       $   14,658
 Atlanta NE at Sugarloaf............    4                   2,453            --           16,227
 Atlanta NE Distribution Center.....    8       (d)         5,582         3,047           24,237
 Atlanta West Distribution Center...   20                   6,771        34,785           11,852
 Carter-Pacific Business Center.....    3                     556         3,151              744
 Cedars Distribution Center.........    2                   2,915        16,516              157
 Cobb Place Distribution Center.....    2                   1,579            --            7,862
 International Airport Industrial
   Center...........................    9       (e)         2,939        14,146            5,056
 LaGrange Distribution Center.......    1                     174           986              128
 McLarinn Distribution Center.......    1                   3,038        17,217               26
 Northeast Industrial Center........    4                   1,109         6,283              191
 Northmont Industrial Center........    1                     566         3,209              219
 Oakcliff Industrial Center.........    3                     608         3,446              429
 Olympic Industrial Center..........    2                     698         3,956            1,632
 Peachtree Commerce Business
   Center...........................    4       (e)           707         4,004              756
 Peachtree Distribution Center......    1                     302         1,709               48
 Piedmont Court Distribution
   Center...........................    2                     885         5,013            1,064
 Plaza Industrial Center............    1                      66           372               86
 Pleasantdale Industrial Center.....    2                     541         3,184              438
 Riverside Distribution Center......    4                   3,063        15,821            2,979
 Sullivan 75 Distribution Center....    3       (f)           728         4,123            1,389
 Tradeport Distribution Center......    3                   1,464         4,563            5,509
 Weaver Distribution Center.........    2                     935         5,182              618
 Westfork Industrial Center.........   10                   2,483        14,115              918
 Zip Industrial Center..............    4                     533         3,023                9
Austin, Texas
 Corridor Park Corporate Center.....    6                   2,109         1,681           12,883
 Montopolis Distribution Center.....    1                     580         3,384              669
 Rutland Distribution Center........    2                     460         2,617              248
 Southpark Corporate Center.........    7                   1,946            --           15,051
 Walnut Creek Corporate Center......   17                   3,626         5,649           26,145
Birmingham, Alabama
 Oxmoor Distribution Center.........    4                   2,398        13,591              902
 Perimeter Distribution Center......    2                   2,489        14,109              902
Charlotte, North Carolina
 Barringer Industrial Center........    3                     308         1,746              516
 Bond Distribution Center...........    2                     905         5,126              905
 Carowinds Distribution Center......    1                   3,239        18,353               --
 Charlotte Commerce Center..........   10       (d)         4,341        24,954            2,565
 Charlotte Distribution Center......    9       (d)         4,579            --           24,218
 Charlotte Distribution Center
   South............................    1                     309            --            4,094
 Interstate North Business Park.....    2                     535         3,030              269
 Northpark Distribution Center......    2       (d)         1,183         6,707              468
Chattanooga, Tennessee
 Stone Fort Distribution Center.....    4                   2,063        11,688              245
 Tiftonia Distribution Center.......    1                     146           829              184

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
OPERATING PROPERTIES
Atlanta, Georgia
 Atlanta Airport Distribution
   Center...........................  $    5,188    $   12,907    $   18,095    $  (1,005)       1996,1997,1998
 Atlanta NE at Sugarloaf............       3,613        15,067        18,680         (249)            1999
 Atlanta NE Distribution Center.....       6,276        26,590        32,866       (2,761)         1996,1997
 Atlanta West Distribution Center...       6,776        46,632        53,408       (7,194)         1994,1996
 Carter-Pacific Business Center.....         556         3,895         4,451         (553)            1995
 Cedars Distribution Center.........       2,915        16,673        19,588         (396)            1999
 Cobb Place Distribution Center.....       2,096         7,345         9,441         (128)            1999
 International Airport Industrial
   Center...........................       2,972        19,169        22,141       (3,198)         1994,1995
 LaGrange Distribution Center.......         174         1,114         1,288         (207)            1994
 McLarinn Distribution Center.......       3,038        17,243        20,281         (408)            1999
 Northeast Industrial Center........       1,050         6,533         7,583         (862)            1996
 Northmont Industrial Center........         566         3,428         3,994         (608)            1994
 Oakcliff Industrial Center.........         608         3,875         4,483         (614)            1995
 Olympic Industrial Center..........         757         5,529         6,286         (746)            1996
 Peachtree Commerce Business
   Center...........................         707         4,760         5,467         (889)            1994
 Peachtree Distribution Center......         302         1,757         2,059         (292)            1994
 Piedmont Court Distribution
   Center...........................         885         6,077         6,962         (526)            1997
 Plaza Industrial Center............          66           458           524          (74)            1995
 Pleasantdale Industrial Center.....         541         3,622         4,163         (611)            1995
 Riverside Distribution Center......       3,086        18,777        21,863         (378)         1997,1999
 Sullivan 75 Distribution Center....         728         5,512         6,240         (902)         1994,1995
 Tradeport Distribution Center......       1,479        10,057        11,536       (1,398)         1994,1996
 Weaver Distribution Center.........         935         5,800         6,735         (965)            1995
 Westfork Industrial Center.........       2,483        15,033        17,516       (2,275)            1995
 Zip Industrial Center..............         485         3,080         3,565           --             1996
Austin, Texas
 Corridor Park Corporate Center.....       2,113        14,560        16,673       (1,877)         1995,1996
 Montopolis Distribution Center.....         580         4,053         4,633         (853)            1994
 Rutland Distribution Center........         462         2,863         3,325         (577)            1993
 Southpark Corporate Center.........       1,946        15,051        16,997       (2,160)       1994,1995,1996
 Walnut Creek Corporate Center......       3,685        31,735        35,420       (3,182)    1994,1995,1996,1999
Birmingham, Alabama
 Oxmoor Distribution Center.........       2,398        14,493        16,891       (2,757)            1994
 Perimeter Distribution Center......       2,490        15,010        17,500       (2,823)            1994
Charlotte, North Carolina
 Barringer Industrial Center........         308         2,262         2,570         (431)            1994
 Bond Distribution Center...........         905         6,031         6,936       (1,149)            1994
 Carowinds Distribution Center......       3,239        18,353        21,592         (434)            1999
 Charlotte Commerce Center..........       4,342        27,518        31,860       (5,182)            1994
 Charlotte Distribution Center......       6,096        22,701        28,797       (2,483)    1995,1996,1997,1998
 Charlotte Distribution Center
   South............................       1,072         3,331         4,403          (80)            1999
 Interstate North Business Park.....         535         3,299         3,834         (315)            1997
 Northpark Distribution Center......       1,184         7,174         8,358         (673)         1994,1998
Chattanooga, Tennessee
 Stone Fort Distribution Center.....       2,063        11,933        13,996       (2,096)            1994
 Tiftonia Distribution Center.......         146         1,013         1,159         (158)            1995

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
Chicago, Illinois
 Addison Distribution Center........    1                     646         3,662              393
 Alsip Distribution Center..........    2       (f)         2,076        11,766            6,709
 Bedford Park Distribution Center...    2                   1,115         6,318               11
 Bensenville Distribution Center....    2                   1,668         9,448            2,846
 Bloomingdale 100 Business Center...    1                     940            --            4,917
 Bolingbrook Distribution Center....    2                   4,488        25,435              326
 Bridgeview Distribution Center.....    4                   1,302         7,378              785
 Des Plaines Distribution Center....    3                   2,158        12,232              752
 Elk Grove Distribution Center......   20      (e)(f)       7,755        43,940            4,256
 Elmhurst Distribution Center.......    1                     713         4,043               94
 Glendale Heights Distribution
   Center...........................    3                   3,844        21,782              177
 Glenview Distribution Center.......    2      (e)(f)       1,140         6,459              611
 Itasca Distribution Center.........    3                   1,613         9,143              279
 Lombard Distribution Center........    1       (f)         1,144         6,485                2
 Mitchell Distribution Center.......    1       (e)         1,236         7,004            1,045
 North Avenue Distribution Center...    3                   3,201            --           19,994
 Northlake Distribution Center......    1                     372         2,106               63
 O'Hare Cargo Distribution Center...    2                   3,566            --           14,885
 Pleasant Prairie Distribution
   Center...........................    1                   1,274         7,222               --
 Remington Lakes Business Park......    1                   1,023            --            6,914
 Romeoville Distribution Center.....    2                   1,080         6,120               --
 South Holland Distribution
   Center...........................    2       (f)         1,132         6,415              103
 Tri-Center Distribution Center.....    3                     889         5,038              421
 Woodale Distribution Center........    1                     263         1,490               81
Cincinnati, Ohio
 Airpark Distribution Center........    5       (d)         2,986            --           20,298
 Blue Ash/Interstate Distribution
   Center...........................    1                     144           817              520
 Capital Distribution Center I......    4       (d)         1,750         9,922            1,205
 Capital Distribution Center II.....    5       (d)         1,953        11,067            1,789
 Capital Industrial Center I........   10       (d)         1,039         5,885            1,720
 Constitution Distribution Center...    1                   1,434         8,124                1
 Empire Distribution Center.........    3       (d)           529         2,995              495
 Kentucky Drive Business Center.....    4                     553         3,134              823
 Princeton Distribution Center......    1                     816            --            4,031
 Production Distribution Center.....    2       (g)           717         2,717            2,406
 Sharonville Distribution Center....    3       (d)         1,761            --           11,295
 Springdale Commerce Center.........    3                     421         2,384            1,025
 Union Center Business Park.........    3                   2,852            --           36,686
Columbus, Ohio
 Canal Pointe Distribution Center...    1                   1,619         9,174               --
 Capital Park South Distribution
   Center...........................    5       (d)         2,551            --           29,504
 Charter Street Distribution
   Center...........................    1       (f)         1,770        10,027               --
 Columbus West Industrial Center....    3       (d)           645         3,655              881
 Corporate Park West................    2       (d)           679         3,849              271
 Crosswinds Distribution Center.....    1       (f)         4,046        22,929               --
 Fisher Distribution Center.........    1                   1,197         6,785            1,550
 Foreign Trade Center I.............    6                  11,820        66,979              275
 International Street Commerce......    2                     455            --            6,828
 McCormick Distribution Center......    5                   1,664         9,429            1,329

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
Chicago, Illinois
 Addison Distribution Center........         640         4,061         4,701         (457)            1997
 Alsip Distribution Center..........       2,533        18,018        20,551       (1,079)         1998,1999
 Bedford Park Distribution Center...       1,115         6,329         7,444         (375)         1996,1999
 Bensenville Distribution Center....       1,667        12,295        13,962       (1,064)         1997,1998
 Bloomingdale 100 Business Center...       1,531         4,326         5,857           --             1999
 Bolingbrook Distribution Center....       4,489        25,760        30,249         (642)            1999
 Bridgeview Distribution Center.....       1,303         8,162         9,465         (976)            1996
 Des Plaines Distribution Center....       2,159        12,983        15,142       (1,657)         1995,1996
 Elk Grove Distribution Center......       7,754        48,197        55,951       (3,708)      1995,1996,1997,
                                                                                                   1998,1999
 Elmhurst Distribution Center.......         713         4,137         4,850         (357)            1997
 Glendale Heights Distribution
   Center...........................       3,844        21,959        25,803         (556)            1999
 Glenview Distribution Center.......       1,138         7,072         8,210         (281)         1996,1999
 Itasca Distribution Center.........       1,613         9,422        11,035         (637)       1996,1997,1998
 Lombard Distribution Center........       1,144         6,487         7,631         (154)            1999
 Mitchell Distribution Center.......       1,236         8,049         9,285         (967)            1996
 North Avenue Distribution Center...       3,948        19,247        23,195         (883)         1997,1998
 Northlake Distribution Center......         372         2,169         2,541         (267)            1996
 O'Hare Cargo Distribution Center...       5,924        12,527        18,451         (416)            1997
 Pleasant Prairie Distribution
   Center...........................       1,274         7,222         8,496         (171)            1999
 Remington Lakes Business Park......       1,193         6,744         7,937           --             1998
 Romeoville Distribution Center.....       1,080         6,120         7,200         (153)            1999
 South Holland Distribution
   Center...........................       1,132         6,518         7,650         (154)            1999
 Tri-Center Distribution Center.....         890         5,458         6,348         (603)            1996
 Woodale Distribution Center........         263         1,571         1,834         (140)            1997
Cincinnati, Ohio
 Airpark Distribution Center........       3,719        19,565        23,284       (1,665)       1996,1998,1999
 Blue Ash/Interstate Distribution
   Center...........................         144         1,337         1,481         (184)            1995
 Capital Distribution Center I......       1,751        11,126        12,877       (1,853)            1994
 Capital Distribution Center II.....       1,953        12,856        14,809       (2,223)            1994
 Capital Industrial Center I........       1,039         7,605         8,644       (1,276)         1994,1995
 Constitution Distribution Center...       1,434         8,125         9,559         (192)            1999
 Empire Distribution Center.........         529         3,490         4,019         (527)            1995
 Kentucky Drive Business Center.....         553         3,957         4,510         (432)            1997
 Princeton Distribution Center......       1,075         3,772         4,847           --             1997
 Production Distribution Center.....         785         5,055         5,840         (548)         1994,1998
 Sharonville Distribution Center....       2,424        10,632        13,056         (524)         1997,1998
 Springdale Commerce Center.........         421         3,409         3,830         (487)            1996
 Union Center Business Park.........       3,438        36,100        39,538         (121)         1998,1999
Columbus, Ohio
 Canal Pointe Distribution Center...       1,619         9,174        10,793         (217)            1999
 Capital Park South Distribution
   Center...........................       2,615        29,440        32,055       (2,796)       1996,1998,1999
 Charter Street Distribution
   Center...........................       1,770        10,027        11,797         (237)            1999
 Columbus West Industrial Center....         645         4,536         5,181         (684)            1995
 Corporate Park West................         679         4,120         4,799         (500)            1996
 Crosswinds Distribution Center.....       4,046        22,929        26,975         (543)            1999
 Fisher Distribution Center.........       1,197         8,335         9,532       (1,308)            1995
 Foreign Trade Center I.............      11,853        67,221        79,074       (1,592)            1999
 International Street Commerce......         483         6,800         7,283         (117)         1997,1999
 McCormick Distribution Center......       1,664        10,758        12,422       (1,826)            1994

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
 New World Distribution Center......    1                     207         1,173              681
 South Park Distribution Center.....    1                   1,069         6,056               --
 Westbelt Business Center...........    2       (d)           466         2,635              213
Dallas/Fort Worth, Texas
 Carter Industrial Center...........    1                     334            --            2,497
 Centerport Distribution Center.....    2       (f)         1,901        10,775                6
 Dallas Corporate Center............   11       (e)         5,714            --           33,568
 Enterprise Distribution Center.....    3                   2,719        15,410               --
 Franklin Distribution Center.......    2                     528         2,991              803
 Freeport Distribution Center.......    4                   1,393         5,549            4,078
 Great Southwest Corporate Center...    3                   2,330            --           11,001
 Great Southwest Distribution
   Center...........................   32      (e)(f)      16,266        79,396           16,867
 Great Southwest Industrial Center
   I................................    2       (e)           308         1,744              267
 Lone Star Distribution Center......    2                     967         5,477              243
 Metropolitan Distribution Center...    1                     201         1,097              723
 Northgate Distribution Center......   10       (f)         4,398        24,924            1,376
 Northpark Business Center..........    2                     467         2,648              282
 Plano Distribution Center..........    7       (f)         3,787        21,462                1
 Redbird Distribution Center........    2                   1,022         5,796               96
 Royal Commerce Center..............    4       (e)         1,975        11,190              534
 Stemmons Distribution Center.......    1                     272         1,544              467
 Stemmons Industrial Center.........   15                   2,244        12,715            2,008
 Trinity Mills Distribution
   Center...........................    7       (e)         5,322        30,157            1,358
 Valwood Distribution Center........    7       (f)         4,248        24,071               26
Denver, Colorado
 Denver Business Center.............    7                   2,144         7,486           13,798
 Downing Distribution Center........    1                      --         3,877               48
 Havana Distribution Center.........    1                     401         2,281              302
 Moline Distribution Center.........    1                     327         1,850              165
 Moncrieff Distribution Center......    1                     314         2,493              428
 Pagosa Distribution Center.........    1                     406         2,322              412
 Peoria Distribution Center.........    2                   1,363            --            9,642
 Upland Distribution Center I.......    6                     820         5,710            7,977
 Upland Distribution Center II......    6                   2,456        13,946            1,355
Detroit, Michigan
 H & J Industrial Center............    4                     510         2,890                6
 Huron Commerce Center I............    3                   2,014        11,413              160
 Metro Distribution Center..........    4                     671         3,801              573
 Pontiac Distribution Center........    1                     441         2,497               --
 Southfield Commerce Center.........    2                     575         3,261               18
 Troy Tech II Service Center........    5                   1,142         6,474                9
 Westhills Commerce Center I........    2                     454         2,575               54
East Bay (San Francisco), California
 Barrington Business Center.........    3                   1,714         9,710              125
 Central Valley Distribution
   Center...........................    3                   5,082        28,801                2
 Central Valley Industrial Center...    3                   7,621        43,184               --
 East Bay Industrial Center.........    1                     531         3,009              359
 Eigenbrodt Way Distribution
   Center...........................    1       (f)           393         2,228              114
 Hayward Commerce Center............    4                   1,933        10,955              637
 Hayward Commerce Park..............    9                   2,764        15,661            1,990
 Hayward Distribution Center........    6                   2,906        19,165            1,435
 Hayward Industrial Center..........   13       (f)         4,481        25,393            1,896

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
 New World Distribution Center......         207         1,854         2,061         (324)            1994
 South Park Distribution Center.....       1,069         6,056         7,125         (143)            1999
 Westbelt Business Center...........         465         2,849         3,314         (160)            1998
Dallas/Fort Worth, Texas
 Carter Industrial Center...........         334         2,497         2,831         (283)            1996
 Centerport Distribution Center.....       1,901        10,781        12,682         (255)            1999
 Dallas Corporate Center............       6,012        33,270        39,282       (2,498)    1996,1997,1998,1999
 Enterprise Distribution Center.....       2,719        15,410        18,129         (365)            1999
 Franklin Distribution Center.......         528         3,794         4,322         (743)            1994
 Freeport Distribution Center.......       1,440         9,580        11,020         (708)       1996,1997,1998
 Great Southwest Corporate Center...       2,401        10,930        13,331         (235)            1999
 Great Southwest Distribution
   Center...........................      16,558        95,971       112,529       (4,821)      1994,1995,1996,
                                                                                                 1997,1998,1999
 Great Southwest Industrial Center
   I................................         308         2,011         2,319         (279)            1995
 Lone Star Distribution Center......         967         5,720         6,687         (706)            1996
 Metropolitan Distribution Center...         297         1,724         2,021         (251)            1995
 Northgate Distribution Center......       4,398        26,300        30,698       (2,191)       1994,1996,1999
 Northpark Business Center..........         467         2,930         3,397         (377)         1995,1996
 Plano Distribution Center..........       3,787        21,463        25,250         (508)            1999
 Redbird Distribution Center........       1,023         5,891         6,914         (350)         1994,1999
 Royal Commerce Center..............       1,975        11,724        13,699         (950)            1997
 Stemmons Distribution Center.......         272         2,011         2,283         (309)            1995
 Stemmons Industrial Center.........       2,244        14,723        16,967       (1,745)    1994,1995,1996,1999
 Trinity Mills Distribution
   Center...........................       5,322        31,515        36,837       (1,894)         1996,1999
 Valwood Distribution Center........       4,248        24,097        28,345         (571)            1999
Denver, Colorado
 Denver Business Center.............       2,243        21,185        23,428       (2,466)      1992,1994,1996,
                                                                                                   1998,1999
 Downing Distribution Center........          --         3,925         3,925          (50)            1999
 Havana Distribution Center.........         401         2,583         2,984         (557)            1993
 Moline Distribution Center.........         327         2,015         2,342         (397)            1994
 Moncrieff Distribution Center......         314         2,921         3,235         (678)            1992
 Pagosa Distribution Center.........         406         2,734         3,140         (644)            1993
 Peoria Distribution Center.........       1,635         9,370        11,005         (234)            1999
 Upland Distribution Center I.......         821        13,686        14,507       (2,749)       1992,1994,1995
 Upland Distribution Center II......       2,489        15,268        17,757       (3,174)         1993,1994
Detroit, Michigan
 H & J Industrial Center............         510         2,896         3,406          (69)            1999
 Huron Commerce Center I............       2,014        11,573        13,587         (270)            1999
 Metro Distribution Center..........         671         4,374         5,045           --             1996
 Pontiac Distribution Center........         441         2,497         2,938          (59)            1999
 Southfield Commerce Center.........         575         3,279         3,854          (78)            1999
 Troy Tech II Service Center........       1,142         6,483         7,625         (154)            1999
 Westhills Commerce Center I........         454         2,629         3,083          (62)            1999
East Bay (San Francisco), California
 Barrington Business Center.........       1,714         9,835        11,549         (233)            1999
 Central Valley Distribution
   Center...........................       5,082        28,803        33,885         (682)            1999
 Central Valley Industrial Center...       7,621        43,184        50,805       (1,022)            1999
 East Bay Industrial Center.........         531         3,368         3,899         (604)            1994
 Eigenbrodt Way Distribution
   Center...........................         393         2,342         2,735         (475)            1993
 Hayward Commerce Center............       1,933        11,592        13,525       (2,314)            1993
 Hayward Commerce Park..............       2,764        17,651        20,415       (3,521)            1994
 Hayward Distribution Center........       3,327        20,179        23,506       (3,981)            1993
 Hayward Industrial Center..........       4,481        27,289        31,770       (5,495)            1993

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
 Patterson Pass Business Center.....    7                   3,340         4,885           13,322
 San Leandro Distribution Center....    3                   1,387         7,862              468
El Paso, Texas
 Billy the Kid Distribution
   Center...........................    1                     273         1,547              533
 Broadbent Industrial Center........    3                     676         5,183              996
 Goodyear Distribution Center.......    1                     511         2,899               66
 Northwestern Corporate Center......    6                   1,552            --           16,467
 Vista Corporate Center.............    4                   1,945            --           10,890
 Vista Del Sol Industrial Center....    5       (f)         1,245            --           20,117
Fort Lauderdale/Miami, Florida
 Airport West Distribution Center...    2                   1,253         3,825            3,244
 CenterPort Distribution Center.....    4                   3,300        12,989            3,564
 Copans Distribution Center.........    2                     504         2,857              296
 North Andrews Distribution
   Center...........................    1       (g)           698         3,956               97
 Port Lauderdale Distribution
   Center...........................    5                   4,874         6,654           19,208
Houston, Texas
 Brittmore Distribution Center......    2                   1,713         9,708              633
 Crosstimbers Distribution Center...    1                     359         2,035              442
 Hempstead Distribution Center......    3                   1,013         5,740              744
 I-10 Central Distribution Center...    2                     181         1,023              239
 I-10 Central Service Center........    1                      58           330              111
 Jersey Village Corporate Center....    1                   1,536            --           12,505
 Perimeter Distribution Center......    2                     744         4,216               10
 Pine Forest Business Center........   18       (e)         4,859        27,557            2,852
 Pine North Distribution Center.....    2                     789         4,469              230
 Pine Timbers Distribution Center...    2                   2,570        14,566              915
 Pinemont Distribution Center.......    2                     590         3,342              216
 Post Oak Business Center...........   15       (e)         3,005        15,378            3,430
 Post Oak Distribution Center.......    7       (e)         2,115        12,017            3,068
 South Loop Distribution Center.....    5                   1,051         5,964            1,724
 Southwest Freeway Industrial
   Center...........................    1                      84           476              166
 West by Northwest Industrial
   Center...........................   18                   4,749         8,382           40,308
 White Street Distribution Center...    1                     469         2,656              288
 World Houston......................    1                     425            --            3,210
I-95 Corridor, New Jersey
 Amerisource Distribution Center....    1                   1,406         7,969                1
 Bellmawr Distribution Center.......    1                     226         1,278               54
 Brunswick Distribution Center......    2                     870         4,928            1,515
 Clearview Distribution Center......    1                   2,232        12,648              375
 Cranbury Business Park.............    3                   4,015            --           29,513
 Kilmer Distribution Center.........    4       (d)         2,526        14,313              683
 Kraft Distribution Center..........    2                   6,092        34,519               --
 Meadowland Industrial Center.......    8       (d)         5,676        32,167           11,851
 Mt. Laurel Distribution Center.....    3                     877         4,968               18
 National Distribution Center.......    2                     513         2,908            1,040
 Newark Distribution Center.........    1                     260         1,472                2
 Pennsauken Distribution Center.....    4                     522         2,957                4
Indianapolis, Indiana
 Airport Business Center............    2                     847         4,801            1,427
 Eastside Distribution Center.......    3                   1,418         8,032              345

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
 Patterson Pass Business Center.....       3,698        17,849        21,547       (1,794)       1993,1997,1998
 San Leandro Distribution Center....       1,387         8,330         9,717       (1,682)            1993
El Paso, Texas
 Billy the Kid Distribution
   Center...........................         273         2,080         2,353         (379)            1994
 Broadbent Industrial Center........         676         6,179         6,855       (1,319)            1993
 Goodyear Distribution Center.......         511         2,965         3,476         (613)            1994
 Northwestern Corporate Center......       2,205        15,814        18,019       (2,048)      1992,1993,1994,
                                                                                                   1997,1998
 Vista Corporate Center.............       1,946        10,889        12,835       (1,563)       1994,1995,1996
 Vista Del Sol Industrial Center....       2,637        18,725        21,362       (1,822)       1995,1997,1998
Fort Lauderdale/Miami, Florida
 Airport West Distribution Center...       1,974         6,348         8,322         (608)         1995,1998
 CenterPort Distribution Center.....       3,515        16,338        19,853         (378)            1999
 Copans Distribution Center.........         504         3,153         3,657         (305)         1997,1998
 North Andrews Distribution
   Center...........................         698         4,053         4,751         (699)            1994
 Port Lauderdale Distribution
   Center...........................       6,531        24,205        30,736       (1,881)       1995,1997,1998
Houston, Texas
 Brittmore Distribution Center......       1,713        10,341        12,054         (253)            1999
 Crosstimbers Distribution Center...         359         2,477         2,836         (471)            1994
 Hempstead Distribution Center......       1,013         6,484         7,497       (1,250)            1994
 I-10 Central Distribution Center...         181         1,262         1,443         (245)            1994
 I-10 Central Service Center........          58           441           499          (90)            1994
 Jersey Village Corporate Center....       2,063        11,978        14,041           --             1999
 Perimeter Distribution Center......         744         4,226         4,970         (100)            1999
 Pine Forest Business Center........       4,859        30,409        35,268       (4,936)       1993,1994,1995
 Pine North Distribution Center.....         789         4,699         5,488         (111)            1999
 Pine Timbers Distribution Center...       2,570        15,481        18,051         (372)            1999
 Pinemont Distribution Center.......         590         3,558         4,148          (83)            1999
 Post Oak Business Center...........       3,005        18,808        21,813       (3,779)       1993,1994,1996
 Post Oak Distribution Center.......       2,115        15,085        17,200       (3,092)         1993,1994
 South Loop Distribution Center.....       1,052         7,687         8,739       (1,402)            1994
 Southwest Freeway Industrial
   Center...........................          84           642           726         (114)            1994
 West by Northwest Industrial
   Center...........................       5,135        48,304        53,439       (4,895)    1993,1994,1995,1996,
                                                                                                 1997,1998,1999
 White Street Distribution Center...         469         2,944         3,413         (476)            1995
 World Houston......................         508         3,127         3,635           --             1999
I-95 Corridor, New Jersey
 Amerisource Distribution Center....       1,406         7,970         9,376         (189)            1999
 Bellmawr Distribution Center.......         226         1,332         1,558          (32)            1999
 Brunswick Distribution Center......         870         6,443         7,313         (805)            1997
 Clearview Distribution Center......       2,232        13,023        15,255       (1,379)            1996
 Cranbury Business Park.............       7,376        26,152        33,528         (947)         1998,1999
 Kilmer Distribution Center.........       2,526        14,996        17,522       (1,675)            1996
 Kraft Distribution Center..........       6,092        34,519        40,611         (817)            1999
 Meadowland Industrial Center.......       5,677        44,017        49,694       (4,641)         1996,1998
 Mt. Laurel Distribution Center.....         877         4,986         5,863         (118)            1999
 National Distribution Center.......         513         3,948         4,461         (278)            1998
 Newark Distribution Center.........         260         1,474         1,734          (35)            1999
 Pennsauken Distribution Center.....         522         2,961         3,483          (70)            1999
Indianapolis, Indiana
 Airport Business Center............         904         6,171         7,075         (140)            1999
 Eastside Distribution Center.......       1,418         8,377         9,795         (542)         1995,1999

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
 North by Northeast Distribution
   Center...........................    1                   1,058            --            6,135
 North Plainfield Park Distribution
   Center...........................    1                     849            --            7,370
 Park 100 Industrial Center.........   25                  10,733        60,828            5,438
 Park Fletcher Distribution
   Center...........................    9                   2,687        15,224            2,924
 Plainfield Park Distribution
   Center...........................    1                     885            --            8,512
 Shadeland Industrial Center........    3                     428         2,431              635
Juarez, Mexico
 Salvacar Industrial Center.........    4                   1,685            --            8,236
 Los Aztecas Industrial Center......    1                     148           837                5
Kansas City, Kansas/Missouri
 44th Street Business Center........    1                     143           813              383
 Congleton Distribution Center......    3                     518         2,937              419
 Executive Park Distribution
   Center...........................    1       (f)           258         1,463               51
 Lamar Distribution Center..........    1                     323         1,829              638
 Macon Bedford Distribution
   Center...........................    1                     304         1,725              473
 Platte Valley Industrial Center....   11       (f)         3,867        20,017            6,886
 Riverside Distribution Center......    5       (f)           533         3,024              835
 Riverside Industrial Center........    5       (f)         1,012         5,736              789
 Terrace & Lackman Distribution
   Center...........................    1                     285         1,615              444
Las Vegas, Nevada
 Black Mountain Distribution
   Center...........................    2                   1,108            --            6,892
 Cameron Business Center............    1       (f)         2,228        12,625               --
 Hughes Airport Center..............    1                     876            --            3,274
 Las Vegas Corporate Center.........    7       (h)         4,157            --           21,729
 Placid Street Distribution
   Center...........................    1       (f)         2,579        14,615               --
 South Arville Center...............    1                   1,966        11,140               --
 West One Business Center...........    4       (f)         2,468        13,985              787
Lille, France
 Lille Business Park................    1                      90           510              123
 Lille Distribution Center..........    1                   1,143         5,592               --
Los Angeles/Orange County,
 California
 Camarillo Distribution Center......    1                     926         5,246            4,371
 Chatsworth Distribution Center.....    1                     241         1,364            1,312
 Inland Empire Distribution
   Center...........................    1                     889         5,037            4,390
Louisville, Kentucky
 Airpark Commerce Center............    4                   1,583         8,971            2,851
 Louisville Distribution Center.....    2                     680         3,402            4,525
 Riverport Distribution Center......    2       (f)         2,262        10,682            5,073
Lyon, France
 L'Isle d'Abeau Distribution
   Center...........................    1       (f)         1,240         6,617               --
Memphis, Tennessee
 Airport Distribution Center........   20                   7,066        40,041            6,211
 Delp Distribution Center...........   10       (f)         4,827        27,354            3,174
 Fred Jones Distribution Center.....    1                     125           707              111
 Olive Branch Distribution Center...    2       (f)         2,786        15,787               58
 Raines Distribution Center.........    1       (f)         1,635         9,264            2,868
 Southwide Industrial Center........    4                     696         3,943               75
 Willow Lake Distribution Center....    1       (f)           604         3,425               --

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
 North by Northeast Distribution
   Center...........................       1,059         6,134         7,193       (1,063)            1995
 North Plainfield Park Distribution
   Center...........................       1,330         6,889         8,219           (1)            1999
 Park 100 Industrial Center.........      10,628        66,371        76,999       (9,203)       1994,1995,1999
 Park Fletcher Distribution
   Center...........................       2,776        18,059        20,835       (2,425)       1994,1995,1996
 Plainfield Park Distribution
   Center...........................       1,389         8,008         9,397           --             1997
 Shadeland Industrial Center........         429         3,065         3,494         (478)            1995
Juarez, Mexico
 Salvacar Industrial Center.........       2,811         7,110         9,921         (358)         1998,1999
 Los Aztecas Industrial Center......         148           842           990           (3)            1999
Kansas City, Kansas/Missouri
 44th Street Business Center........         143         1,196         1,339         (150)            1996
 Congleton Distribution Center......         518         3,356         3,874         (607)            1994
 Executive Park Distribution
   Center...........................         258         1,514         1,772          (72)            1998
 Lamar Distribution Center..........         323         2,467         2,790         (483)            1994
 Macon Bedford Distribution
   Center...........................         304         2,198         2,502         (299)            1996
 Platte Valley Industrial Center....       4,002        26,768        30,770       (4,024)         1994,1997
 Riverside Distribution Center......         534         3,858         4,392         (715)            1994
 Riverside Industrial Center........       1,012         6,525         7,537       (1,099)            1994
 Terrace & Lackman Distribution
   Center...........................         285         2,059         2,344         (392)            1994
Las Vegas, Nevada
 Black Mountain Distribution
   Center...........................       1,206         6,794         8,000         (578)            1997
 Cameron Business Center............       2,228        12,625        14,853         (299)            1999
 Hughes Airport Center..............         910         3,240         4,150         (614)            1994
 Las Vegas Corporate Center.........       4,763        21,123        25,886       (2,753)    1994,1995,1996,1997
 Placid Street Distribution
   Center...........................       2,579        14,615        17,194         (346)            1999
 South Arville Center...............       1,966        11,140        13,106         (264)            1999
 West One Business Center...........       2,468        14,772        17,240       (1,667)            1996
Lille, France
 Lille Business Park................         108           615           723          (22)            1999
 Lille Distribution Center..........       1,143         5,592         6,735          (12)            1999
Los Angeles/Orange County,
 California
 Camarillo Distribution Center......       1,491         9,052        10,543         (223)            1999
 Chatsworth Distribution Center.....         438         2,479         2,917          (62)            1999
 Inland Empire Distribution
   Center...........................       1,546         8,770        10,316         (220)            1999
Louisville, Kentucky
 Airpark Commerce Center............       1,583        11,822        13,405         (721)         1998,1999
 Louisville Distribution Center.....         689         7,918         8,607         (703)         1995,1998
 Riverport Distribution Center......       2,378        15,639        18,017         (255)            1999
Lyon, France
 L'Isle d'Abeau Distribution
   Center...........................       1,240         6,617         7,857         (462)            1997
Memphis, Tennessee
 Airport Distribution Center........       7,066        46,252        53,318       (4,547)       1995,1996,1999
 Delp Distribution Center...........       4,827        30,528        35,355       (2,811)       1995,1997,1999
 Fred Jones Distribution Center.....         125           818           943         (144)            1994
 Olive Branch Distribution Center...       2,786        15,845        18,631         (377)            1999
 Raines Distribution Center.........       1,635        12,132        13,767         (990)            1998
 Southwide Industrial Center........         696         4,018         4,714          (95)            1999
 Willow Lake Distribution Center....         604         3,425         4,029          (81)            1999

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
Monterrey, Mexico
 Monterrey Industrial Park..........    7                   4,353         3,785           22,213
 Ojo de Agua Industrial Center......    1                     983            --            6,731
Nashville, Tennessee
 Bakertown Distribution Center......    2                     463         2,626              226
 I-40 Industrial Center.............    4                   1,687         9,564              371
 Interchange City Distribution
   Center...........................    7                   3,524        12,585           10,236
 Nashville/I-24 Distribution
   Center...........................    1                     380            --            7,809
 Space Park South Distribution
   Center...........................   15                   3,499        19,830            2,963
Oklahoma City, Oklahoma
 Melcat Distribution Center.........    1                     240         1,363              465
 Meridian Business Center...........    2                     195         1,109              655
 Oklahoma Distribution Center.......    3                     893         5,082              673
Orlando, Florida
 33rd Street Industrial Center......    9      (f)(g)       1,980        11,237            1,128
 Chancellor Distribution Center.....    1                     380         2,156            1,105
 Consulate Distribution Center......    5       (f)         5,482        31,062              948
 La Quinta Distribution Center......    1                     354         2,006              661
 Orlando Central Park...............    3                   1,378            --            9,084
 Orlando Corporate Center...........    2                   1,081            --            6,525
 Princeton Oaks Distribution
   Center...........................    1       (f)         1,223         6,930               --
 Titusville Industrial Center.......    1       (f)           283         1,603               91
Paris, France
 Annecy Distribution Center.........    1       (f)           313         1,052              280
 Aulnay Distribution Center.........   28       (f)        55,417       117,082           35,331
 Aulnay Office Complex..............    9       (f)         2,174         4,485            1,364
 Aulnay-Balladines..................    1       (f)           275           568              172
 Cergy-Pontoise.....................    5       (f)         6,257        13,325            4,050
 Epone Distribution Center..........    1                     457         1,586            1,397
 Longjumeau Distribution Center.....    1       (f)         1,160         6,592               --
 Mitry Mory Distribution Center.....    1       (f)         1,083         6,137              379
 Oceanie Distribution Center........    1                     323         5,866              404
 Senart Distribution Center.........    3       (f)         4,233         8,885            2,687
 Vitrolles Distribution Center......    3       (f)         1,949         4,197            1,259
Phoenix, Arizona
 24th Street Industrial Center......    2                     503         2,852              396
 Alameda Distribution Center........    2                     820         4,977              795
 Black Canyon Business Center.......    3                     704         3,990               11
 Brookridge Distribution Center.....    1                   1,592         9,022               --
 Hohokam 10 Industrial Center.......    6                   4,237         7,348           11,371
 I-10 West Business Center..........    3                     263         1,525              262
 Kyrene Commons Distribution
   Center...........................    4                   2,361         8,294            2,697
 Kyrene Commons South Distribution
   Center...........................    2                   1,096            --            5,035
 Martin Van Buren Distribution
   Center...........................    6                     572         3,285              728
 Papago Distribution Center.........    1                     420         2,383              165
 Pima Distribution Center...........    1                     306         1,742              239
 Watkins Distribution Center........    1                     242         1,375              214

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
Monterrey, Mexico
 Monterrey Industrial Park..........       7,143        23,208        30,351       (1,061)       1997,1998,1999
 Ojo de Agua Industrial Center......       1,880         5,834         7,714         (176)            1998
Nashville, Tennessee
 Bakertown Distribution Center......         463         2,852         3,315         (397)            1995
 I-40 Industrial Center.............       1,688         9,934        11,622         (772)       1995,1996,1999
 Interchange City Distribution
   Center...........................       4,279        22,066        26,345       (2,161)      1994,1995,1996,
                                                                                                   1997,1998
 Nashville/I-24 Distribution
   Center...........................       1,659         6,530         8,189           --             1999
 Space Park South Distribution
   Center...........................       3,499        22,793        26,292       (4,024)            1994
Oklahoma City, Oklahoma
 Melcat Distribution Center.........         240         1,828         2,068         (323)            1994
 Meridian Business Center...........         196         1,763         1,959         (306)            1994
 Oklahoma Distribution Center.......         893         5,755         6,648       (1,251)            1993
Orlando, Florida
 33rd Street Industrial Center......       1,980        12,365        14,345       (1,813)       1994,1995,1996
 Chancellor Distribution Center.....         380         3,261         3,641         (486)            1994
 Consulate Distribution Center......       5,482        32,010        37,492         (756)            1999
 La Quinta Distribution Center......         354         2,667         3,021         (410)            1994
 Orlando Central Park...............       1,871         8,591        10,462         (526)         1997,1998
 Orlando Corporate Center...........       1,477         6,129         7,606         (155)            1999
 Princeton Oaks Distribution
   Center...........................       1,223         6,930         8,153         (164)            1999
 Titusville Industrial Center.......         283         1,694         1,977         (289)            1994
Paris, France
 Annecy Distribution Center.........         377         1,268         1,645          (58)            1999
 Aulnay Distribution Center.........      66,767       141,063       207,830       (4,402)            1999
 Aulnay Office Complex..............       2,619         5,404         8,023         (173)            1999
 Aulnay-Balladines..................         331           684         1,015          (22)            1999
 Cergy-Pontoise.....................       7,538        16,094        23,632         (573)            1999
 Epone Distribution Center..........         463         2,977         3,440         (108)            1998
 Longjumeau Distribution Center.....       1,160         6,592         7,752         (363)            1998
 Mitry Mory Distribution Center.....       1,134         6,465         7,599         (528)            1997
 Oceanie Distribution Center........         602         5,991         6,593         (234)            1998
 Senart Distribution Center.........       5,100        10,705        15,805         (373)            1999
 Vitrolles Distribution Center......       2,348         5,057         7,405         (508)            1999
Phoenix, Arizona
 24th Street Industrial Center......         503         3,248         3,751         (653)            1994
 Alameda Distribution Center........         820         5,772         6,592         (875)         1992,1998
 Black Canyon Business Center.......         704         4,001         4,705          (95)            1999
 Brookridge Distribution Center.....       1,592         9,022        10,614         (214)            1999
 Hohokam 10 Industrial Center.......       4,237        18,719        22,956       (1,739)         1996,1999
 I-10 West Business Center..........         263         1,787         2,050         (381)            1993
 Kyrene Commons Distribution
   Center...........................       2,385        10,967        13,352         (914)       1992,1998,1999
 Kyrene Commons South Distribution
   Center...........................       1,163         4,968         6,131         (222)            1998
 Martin Van Buren Distribution
   Center...........................         572         4,013         4,585         (766)         1993,1994
 Papago Distribution Center.........         420         2,548         2,968         (483)            1994
 Pima Distribution Center...........         306         1,981         2,287         (405)            1993
 Watkins Distribution Center........         243         1,588         1,831         (267)            1995

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
Portland, Oregon
 Argyle Distribution Center.........    3                     946         5,388              567
 Columbia Distribution Center.......    2                     550         3,121              256
 Jennifer Distribution Center.......    2                   1,712            --            7,426
 PDX Corporate Center East..........    6       (h)         3,288            --           20,348
 PDX Corporate Center North.........    7       (h)         2,405            --           10,653
 Wilsonville Corporate Center.......    6       (h)         2,963            --           11,712
Reno, Nevada
 Golden Valley Distribution
   Center...........................    2                     560            --           10,067
 Meredith Kleppe Business Center....    5                   1,573         8,949            1,299
 Pacific Industrial Center..........    4                   2,501            --           10,630
 Packer Way Business Center.........    3                     458         2,604              685
 Packer Way Distribution Center.....    2                     506         2,879              474
 Spice Island Distribution Center...    1                     435         2,466            1,112
Reynosa, Mexico
 Colonial Industrial Center.........    1                     278         1,574                3
 Del Norte Industrial Center........    2                     809            --            6,253
 Reynosa Industrial Center..........    6                   2,035         1,038           13,390
Rio Grande Valley, Texas
 Rio Grande Distribution Center.....    5       (f)           527         2,987              755
 Rio Grande Industrial Center.......    8       (f)         2,188        12,399            1,890
 Valley Industrial Center...........    1                     230            --            3,739
Rotterdam, Netherlands
 DistriPark Maasvlakte..............    1                      --            --            8,684
 Eamhaven Industrial Park...........    1                      --         6,149              594
Salt Lake City, Utah
 Centennial Distribution Center.....    2                   1,149            --            8,216
 Clearfield Distribution Center.....    2                   2,500        14,165              646
 Crossroads Corporate Center........    2                   1,260            --            9,055
 Salt Lake International
   Distribution Center..............    3                   1,892         2,792           11,334
San Antonio, Texas
 10711 Distribution Center..........    2                     582         3,301              518
 Coliseum Distribution Center.......    2                   1,102         2,380           10,378
 Distribution Drive Center..........    1                     473         2,680              634
 Downtown Distribution Center.......    1                     241         1,364              244
 I-10 Central Distribution Center...    1                     223         1,275              216
 I-35 Business Center...............    4                     663         3,773              837
 Landmark One Distribution Center...    1                     341         1,933              389
 Macro Distribution Center..........    1                     225         1,282              227
 Perrin Creek Corporate Center......    6                   1,547            --            9,879
 San Antonio Distribution Center
   I................................   13                   2,154        12,247            3,077
 San Antonio Distribution Center
   II...............................    3                     945            --            5,769
 San Antonio Distribution Center
   III..............................    8                   2,539         9,684            7,307
 Tri-County Distribution Center.....    1                     496            --            5,838
 Woodlake Distribution Center.......    2                     248         1,405              122
Seattle, Washington
 Andover East Business Center.......    2                     535         3,033              255
 Fife Corporate Center..............    3                   4,059            --           10,274
 Kent Corporate Center..............    2       (h)         2,882         1,987            8,502
 Park at Woodinville A..............    5       (f)         1,905        10,797              195
 Van Doren's Distribution Center....    3       (h)         3,663            --           12,823

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
Portland, Oregon
 Argyle Distribution Center.........         946         5,955         6,901       (1,210)            1993
 Columbia Distribution Center.......         551         3,376         3,927         (581)            1994
 Jennifer Distribution Center.......       2,289         6,849         9,138         (350)         1998,1999
 PDX Corporate Center East..........       4,470        19,166        23,636       (1,187)       1997,1998,1999
 PDX Corporate Center North.........       2,542        10,516        13,058       (1,554)         1995,1996
 Wilsonville Corporate Center.......       2,964        11,711        14,675       (1,731)         1995,1996
Reno, Nevada
 Golden Valley Distribution
   Center...........................       2,035         8,592        10,627         (837)         1996,1998
 Meredith Kleppe Business Center....       1,573        10,248        11,821       (2,084)            1993
 Pacific Industrial Center..........       2,501        10,630        13,131       (1,598)         1994,1995
 Packer Way Business Center.........         458         3,289         3,747         (666)            1993
 Packer Way Distribution Center.....         506         3,353         3,859         (709)            1993
 Spice Island Distribution Center...         435         3,578         4,013         (379)            1996
Reynosa, Mexico
 Colonial Industrial Center.........         278         1,577         1,855           (7)            1999
 Del Norte Industrial Center........       1,065         5,997         7,062         (176)            1998
 Reynosa Industrial Center..........       2,070        14,393        16,463         (576)       1997,1998,1999
Rio Grande Valley, Texas
 Rio Grande Distribution Center.....         527         3,742         4,269         (573)            1995
 Rio Grande Industrial Center.......       2,188        14,289        16,477       (2,248)            1995
 Valley Industrial Center...........         363         3,606         3,969         (237)            1997
Rotterdam, Netherlands
 DistriPark Maasvlakte..............          --         8,684         8,684           --             1999
 Eamhaven Industrial Park...........          --         6,743         6,743          (75)            1997
Salt Lake City, Utah
 Centennial Distribution Center.....       1,149         8,216         9,365       (1,127)            1995
 Clearfield Distribution Center.....       2,481        14,830        17,311       (2,051)            1995
 Crossroads Corporate Center........       1,392         8,923        10,315           --          1998,1999
 Salt Lake International
   Distribution Center..............       1,973        14,045        16,018       (1,462)       1994,1996,1999
San Antonio, Texas
 10711 Distribution Center..........         582         3,819         4,401         (787)            1994
 Coliseum Distribution Center.......       1,613        12,247        13,860       (2,142)         1994,1995
 Distribution Drive Center..........         473         3,314         3,787         (795)            1992
 Downtown Distribution Center.......         241         1,608         1,849         (334)            1994
 I-10 Central Distribution Center...         240         1,474         1,714         (377)            1992
 I-35 Business Center...............         663         4,610         5,273         (996)            1993
 Landmark One Distribution Center...         341         2,322         2,663         (409)            1994
 Macro Distribution Center..........         225         1,509         1,734         (354)            1993
 Perrin Creek Corporate Center......       1,634         9,792        11,426       (1,130)         1995,1996
 San Antonio Distribution Center
   I................................       2,154        15,324        17,478       (3,743)       1992,1993,1994
 San Antonio Distribution Center
   II...............................         885         5,829         6,714       (1,099)            1994
 San Antonio Distribution Center
   III..............................       2,720        16,810        19,530       (1,662)       1996,1998,1999
 Tri-County Distribution Center.....         680         5,654         6,334           --             1997
 Woodlake Distribution Center.......         248         1,527         1,775         (292)            1994
Seattle, Washington
 Andover East Business Center.......         535         3,288         3,823         (594)            1994
 Fife Corporate Center..............       4,209        10,124        14,333       (1,075)            1996
 Kent Corporate Center..............       3,216        10,155        13,371       (1,696)            1995
 Park at Woodinville A..............       1,905        10,992        12,897         (257)            1999
 Van Doren's Distribution Center....       4,108        12,378        16,486         (997)       1995,1997,1999

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
South Bay (San Francisco),
 California
 Bayside Business Center............    2       (h)         2,088            --            4,446
 Bayside Corporate Center...........    7       (h)         4,365            --           15,729
 Bayside Plaza I....................   12       (h)         5,212        18,008              875
 Bayside Plaza II...................    2       (h)           634            --            2,826
 Gateway Corporate Center...........   11      (f)(h)       7,575        24,746            4,438
 Mowry Business Center..............    4                   5,933            --           18,163
 North First Distribution Center....    1                   1,171         6,638               38
 Overlook Distribution Center.......    1                   1,552         8,794               --
 Shoreline Business Center..........    8       (h)         4,328        16,101              489
 Shoreline Business Center II.......    2       (h)           922            --            4,643
 Spinnaker Business Center..........   12       (h)         7,043        25,220            1,282
 Thornton Business Center...........    5       (f)         3,988        11,706            6,278
 Trimble Distribution Center........    5                   2,836        16,067            1,082
St. Louis, Missouri
 Earth City Industrial Center.......   10       (f)         5,750        19,144           11,801
 Hazelwood Distribution Center......    2       (f)           830         4,707               82
 Westport Distribution Center.......    3       (f)           761         4,310              247
Tampa, Florida
 Adamo Distribution Center..........    1                     105           595              334
 Clearwater Distribution Center.....    2       (g)            92           524               88
 Commerce Park Distribution
   Center...........................    4                     811         4,597              708
 Eastwood Distribution Center.......    1       (g)           122           690               95
 Joe's Creek Distribution Center....    2       (g)           161           909              134
 Lakeland Distribution Center.......    1                     938         5,313              578
 Orchid Lake Industrial Center......    1                      41           235               12
 Plant City Distribution Center.....    1       (g)           206         1,169              125
 Sabal Park Distribution Center.....    7       (d)         2,449         6,224           11,308
 Silo Bend Distribution Center......    4       (g)         2,887        16,358              976
 Silo Bend Industrial Center........    1       (g)           525         2,975              363
 St. Petersburg Service Center......    1                      35           197               22
 Tampa East Distribution Center.....   11       (g)         2,700        15,302            2,463
 Tampa East Industrial Center.......    2       (g)           332         1,880              329
 Tampa West Distribution Center.....   15      (f)(g)       3,273        18,659            2,480
 Tampa West Industrial Center.......    4       (g)           437           471            5,647
 Tampa West Service Center..........    3       (g)           613         3,472              312
Tijuana, Mexico
 Tijuana Industrial Center..........    2                   2,389            --            6,784
Tulsa, Oklahoma
 52nd Street Distribution Center....    1                     340         1,924              207
 70th East Distribution Center......    1                     129           733              316
 Expressway Distribution Center.....    4                     573         3,280              736
 Henshaw Distribution Center........    3                     500         2,829              187
Warsaw, Poland
 Blonie Industrial Park.............    1                   1,378            --            7,602
 Warsaw Industrial Center...........    4                   2,668        24,586            3,192
Washington, D.C./Baltimore, Maryland
 Airport Commons Distribution
   Center...........................    2       (d)         2,320            --            9,244
 Ardmore Distribution Center........    3                   1,431         8,110              649
 Ardmore Industrial Center..........    2                     984         5,581              784
 Concorde Industrial Center.........    4       (d)         1,538         8,717              920
 De Soto Business Park..............    5                   1,774        10,055            3,648

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
South Bay (San Francisco),
 California
 Bayside Business Center............       2,088         4,446         6,534         (566)            1996
 Bayside Corporate Center...........       4,365        15,729        20,094       (2,862)         1995,1996
 Bayside Plaza I....................       5,216        18,879        24,095       (3,815)            1993
 Bayside Plaza II...................         634         2,826         3,460         (824)            1994
 Gateway Corporate Center...........       7,575        29,184        36,759       (6,159)         1993,1996
 Mowry Business Center..............       7,815        16,281        24,096         (919)         1997,1998
 North First Distribution Center....       1,171         6,676         7,847         (159)            1999
 Overlook Distribution Center.......       1,552         8,794        10,346         (208)            1999
 Shoreline Business Center..........       4,328        16,590        20,918       (3,369)            1993
 Shoreline Business Center II.......         922         4,643         5,565       (1,046)            1995
 Spinnaker Business Center..........       7,043        26,502        33,545       (5,415)            1993
 Thornton Business Center...........       3,989        17,983        21,972       (3,062)         1993,1996
 Trimble Distribution Center........       2,836        17,149        19,985       (3,386)            1994
St. Louis, Missouri
 Earth City Industrial Center.......       5,886        30,809        36,695       (1,917)       1997,1998,1999
 Hazelwood Distribution Center......         831         4,788         5,619         (192)         1997,1999
 Westport Distribution Center.......         761         4,557         5,318         (359)            1997
Tampa, Florida
 Adamo Distribution Center..........         105           929         1,034         (104)            1995
 Clearwater Distribution Center.....          92           612           704         (106)            1994
 Commerce Park Distribution
   Center...........................         811         5,305         6,116         (880)            1994
 Eastwood Distribution Center.......         122           785           907         (139)            1994
 Joe's Creek Distribution Center....         160         1,044         1,204         (188)            1994
 Lakeland Distribution Center.......         938         5,891         6,829       (1,084)            1994
 Orchid Lake Industrial Center......          41           247           288          (43)            1994
 Plant City Distribution Center.....         206         1,294         1,500         (215)            1994
 Sabal Park Distribution Center.....       2,678        17,303        19,981       (1,068)       1996,1997,1998
 Silo Bend Distribution Center......       2,887        17,334        20,221       (2,869)            1994
 Silo Bend Industrial Center........         525         3,338         3,863         (569)            1994
 St. Petersburg Service Center......          35           219           254          (37)            1994
 Tampa East Distribution Center.....       2,700        17,765        20,465       (3,004)            1994
 Tampa East Industrial Center.......         332         2,209         2,541         (362)            1994
 Tampa West Distribution Center.....       3,319        21,093        24,412       (3,570)         1994,1995
 Tampa West Industrial Center.......         717         5,838         6,555         (583)       1994,1996,1998
 Tampa West Service Center..........         613         3,784         4,397         (635)            1994
Tijuana, Mexico
 Tijuana Industrial Center..........       3,121         6,052         9,173         (179)            1999
Tulsa, Oklahoma
 52nd Street Distribution Center....         340         2,131         2,471         (393)            1994
 70th East Distribution Center......         129         1,049         1,178         (167)            1994
 Expressway Distribution Center.....         573         4,016         4,589         (910)            1993
 Henshaw Distribution Center........         499         3,017         3,516         (538)            1994
Warsaw, Poland
 Blonie Industrial Park.............       1,450         7,530         8,980           --             1999
 Warsaw Industrial Center...........         824        29,622        30,446       (1,549)            1998
Washington, D.C./Baltimore, Maryland
 Airport Commons Distribution
   Center...........................       2,360         9,204        11,564         (906)            1997
 Ardmore Distribution Center........       1,431         8,759        10,190       (1,460)            1994
 Ardmore Industrial Center..........         985         6,364         7,349       (1,032)            1994
 Concorde Industrial Center.........       1,538         9,637        11,175       (1,469)            1995
 De Soto Business Park..............       1,774        13,703        15,477       (2,005)            1996

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
 Eisenhower Industrial Center.......    3       (d)         1,240         7,025            1,535
 Fleet Distribution Center..........    8       (d)         3,198        18,121            1,345
 Gateway Distribution Center........    3                     774            --            7,293
 Hampton Central Distribution
   Center...........................    3                   3,067            --           16,804
 Meadowridge Distribution Center....    1       (d)         1,757            --            5,675
 Patapsco Distribution Center.......    1                     270         1,528            1,074
 Sunnyside Industrial Center........    3                   1,541         8,733            1,360
Other...............................    3       (g)           994         5,664                8
                                      -----              --------    ----------       ----------
       Total Operating Properties...  1,328              $676,530    $2,577,782       $1,346,024
                                      -----              --------    ----------       ----------
FACILITIES UNDER DEVELOPMENT
Amsterdam, Netherlands
 Schiphol Distribution Center.......                        3,269            --            1,765
Atlanta, Georgia
 Atlanta NE at Sugarloaf............                          203            --            1,424
Charlotte, North Carolina
 Charlotte Distribution Center......                          895            --            3,545
Cincinnati, Ohio
 Union Center Commerce Park.........                          681            --            3,677
Cologne, Germany
 Cologne Eifeltor Distribution
   Center...........................                        2,443            --              648
Columbus, Ohio
 Capital Park South Distribution
   Center...........................                        2,203            --            3,251
Dallas/Fort Worth, Texas
 Arlington Corporate Center.........                        1,906            --              639
 Freeport Corporate Center..........                        2,173            --            1,569
Denver, Colorado
 Upland Distribution Center.........                        1,128            --            3,182
East Bay (San Francisco), California
 Patterson Pass Business Center.....                        1,277            --            3,645
El Paso, Texas
 Northwestern Corporate Center......                           84            --              327
 Vista Del Sol Industrial Center
   III..............................                        1,365            --            2,288
Fort Lauderdale/Miami, Florida
 Port Lauderdale Distribution
   Center...........................                        2,509            --            5,004
I-95 Corridor, New Jersey
 Cranbury Business Park.............                        1,496            --           10,465
 Meadowland Industrial Center.......                        1,600            --            6,772
Juarez, Mexico
 Salvacar Industrial Center.........                          490            --            1,588
Las Vegas, Nevada
 Las Vegas Corporate Center.........                        1,053            --              908
Los Angeles/Orange County,
 California
 Milliken Distribution Center.......                        5,963            --            1,771
Louisville, Kentucky
 Airpark Commerce Center............                          700            --            4,359
 Riverport Distribution Center......                          842            --            8,701
Lyon, France
 Isle d'Abeau Distribution Center...                          739            --            7,433

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
 Eisenhower Industrial Center.......       1,240         8,560         9,800       (1,485)            1994
 Fleet Distribution Center..........       3,198        19,466        22,664       (2,625)            1996
 Gateway Distribution Center........       1,410         6,657         8,067         (277)            1998
 Hampton Central Distribution
   Center...........................       4,619        15,252        19,871         (930)       1996,1997,1999
 Meadowridge Distribution Center....       1,897         5,535         7,432         (303)            1998
 Patapsco Distribution Center.......         270         2,602         2,872         (373)            1995
 Sunnyside Industrial Center........       1,541        10,093        11,634       (1,724)            1994
Other...............................         994         5,672         6,666         (383)         1994,1999
                                      ----------    ----------    ----------    ---------
       Total Operating Properties...  $  736,604    $3,863,732    $4,600,336    $(366,703)
                                      ----------    ----------    ----------    ---------
FACILITIES UNDER DEVELOPMENT
Amsterdam, Netherlands
 Schiphol Distribution Center.......       5,034            --         5,034           --             1998
Atlanta, Georgia
 Atlanta NE at Sugarloaf............       1,627            --         1,627           --             1998
Charlotte, North Carolina
 Charlotte Distribution Center......       4,440            --         4,440           --             1996
Cincinnati, Ohio
 Union Center Commerce Park.........       4,358            --         4,358           --             1997
Cologne, Germany
 Cologne Eifeltor Distribution
   Center...........................       3,091            --         3,091           --             1998
Columbus, Ohio
 Capital Park South Distribution
   Center...........................       5,454            --         5,454           --             1996
Dallas/Fort Worth, Texas
 Arlington Corporate Center.........       2,545            --         2,545           --             1999
 Freeport Corporate Center..........       3,742            --         3,742           --             1997
Denver, Colorado
 Upland Distribution Center.........       4,310            --         4,310           --             1994
East Bay (San Francisco), California
 Patterson Pass Business Center.....       4,922            --         4,922           --             1999
El Paso, Texas
 Northwestern Corporate Center......         411            --           411           --             1991
 Vista Del Sol Industrial Center
   III..............................       3,653            --         3,653           --             1999
Fort Lauderdale/Miami, Florida
 Port Lauderdale Distribution
   Center...........................       7,513            --         7,513           --             1998
I-95 Corridor, New Jersey
 Cranbury Business Park.............      11,961            --        11,961           --             1997
 Meadowland Industrial Center.......       8,372            --         8,372           --             1997
Juarez, Mexico
 Salvacar Industrial Center.........       2,078            --         2,078           --             1997
Las Vegas, Nevada
 Las Vegas Corporate Center.........       1,961            --         1,961           --             1995
Los Angeles/Orange County,
 California
 Milliken Distribution Center.......       7,734            --         7,734           --             1998
Louisville, Kentucky
 Airpark Commerce Center............       5,059            --         5,059           --             1998
 Riverport Distribution Center......       9,543            --         9,543           --             1998
Lyon, France
 Isle d'Abeau Distribution Center...       8,172            --         8,172           --             1998

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
Memphis, Tennessee
 Memphis Industrial Park............                          655            --            1,141
Monterrey, Mexico
 Monterrey Industrial Park..........                          867            --            2,689
Nashville, Tennessee
 Nashville/I-24 Distribution
   Center...........................                          396            --            5,643
Paris, France
 Aulnay Distribution Center.........                        4,474            --            6,647
 Senart Distribution Center.........                        1,515            --              190
Reno, Nevada
 Damonte Ranch Distribution
   Center...........................                        4,579            --           17,036
Reynosa, Mexico
 Colonial Industrial Center.........                          666            --               42
 Del Norte Industrial Center II.....                          675            --              567
 Reynosa Industrial Center III......                          401            --            2,588
Rotterdam, Netherlands
 Moerdijk Distribution Center.......                        1,469            --              674
Salt Lake City, Utah
 Crossroads Corporate Center........                          642            --            2,546
San Antonio, Texas
 Tri-County Distribution Center.....                          672            --            3,486
Tampa, Florida
 Sabal Park Distribution Center.....                          728            --              783
Tijuana, Mexico
 Tijuana Industrial Center..........                        3,216            --            2,058
Warsaw, Poland
 Teresin Distribution Center........                        4,086            --               --
Washington D.C./Baltimore, Maryland
 Meadowridge Distribution Center....                        2,995            --            6,063
                                                         --------    ----------       ----------
       Total Facilities Under
        Development.................                       61,055            --          125,114
                                                         --------    ----------       ----------
LAND HELD FOR DEVELOPMENT
Amsterdam, Netherlands
 Tilburg Distribution Center........                        3,000                            517
Atlanta, Georgia
 Atlanta NE at Sugarloaf............                           90            --               37
 Atlanta West Distribution Center...                          713            --               39
 Breckenridge Distribution Center...                        5,378            --                9
 Riverside Distribution Center......                        1,107            --               96
Austin, Texas
 Corridor Park Corporate Center.....                        1,289            --               89
 Southpark Corporate Center.........                          525            --               63
 Walnut Creek Corporate Center......                          135            --               40
Charlotte, North Carolina
 Charlotte Distribution Center
   South............................                          666            --            1,429
 Interstate North Business Park.....                          343            --                8

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
Memphis, Tennessee
 Memphis Industrial Park............       1,796            --         1,796           --             1997
Monterrey, Mexico
 Monterrey Industrial Park..........       3,556            --         3,556           --             1998
Nashville, Tennessee
 Nashville/I-24 Distribution
   Center...........................       6,039            --         6,039           --             1996
Paris, France
 Aulnay Distribution Center.........      11,121            --        11,121           --             1999
 Senart Distribution Center.........       1,705            --         1,705           --             1999
Reno, Nevada
 Damonte Ranch Distribution
   Center...........................      21,615            --        21,615           --             1998
Reynosa, Mexico
 Colonial Industrial Center.........         708            --           708           --             1999
 Del Norte Industrial Center II.....       1,242            --         1,242           --             1998
 Reynosa Industrial Center III......       2,989            --         2,989           --             1998
Rotterdam, Netherlands
 Moerdijk Distribution Center.......       2,143            --         2,143           --             1998
Salt Lake City, Utah
 Crossroads Corporate Center........       3,188            --         3,188           --             1996
San Antonio, Texas
 Tri-County Distribution Center.....       4,158            --         4,158           --             1999
Tampa, Florida
 Sabal Park Distribution Center.....       1,511            --         1,511           --             1997
Tijuana, Mexico
 Tijuana Industrial Center..........       5,274            --         5,274           --             1998
Warsaw, Poland
 Teresin Distribution Center........       4,086            --         4,086           --             1999
Washington D.C./Baltimore, Maryland
 Meadowridge Distribution Center....       9,058            --         9,058           --             1996
                                      ----------    ----------    ----------    ---------
       Total Facilities Under
        Development.................     186,169            --       186,169           --
                                      ----------    ----------    ----------    ---------
LAND HELD FOR DEVELOPMENT
Amsterdam, Netherlands
 Tilburg Distribution Center........       3,517                       3,517           --             1999
Atlanta, Georgia
 Atlanta NE at Sugarloaf............         127            --           127           --             1998
 Atlanta West Distribution Center...         752            --           752           --             1994
 Breckenridge Distribution Center...       5,387            --         5,387           --          1997,1998
 Riverside Distribution Center......       1,203            --         1,203           --             1996
Austin, Texas
 Corridor Park Corporate Center.....       1,378            --         1,378           --             1994
 Southpark Corporate Center.........         588            --           588           --             1996
 Walnut Creek Corporate Center......         175            --           175           --          1994,1996
Charlotte, North Carolina
 Charlotte Distribution Center
   South............................       2,095            --         2,095           --             1997
 Interstate North Business Park.....         351            --           351           --             1997

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
Chicago, Illinois
 Bloomingdale 100 Business Center...                        4,857            --            2,879
 Bolingbrook Distribution Center....                        4,621            --               95
 O'Hare Cargo Distribution Center...                        8,949            --            4,615
 Remington Lakes Business Park......                        3,236            --              304
Cincinnati, Ohio
 Airpark International Distribution
   Center...........................                        1,771            --              461
 Union Center Commerce Park.........                        1,595            --              348
Columbus, Ohio
 Capital Park South Distribution
   Center...........................                        2,735            --               28
 International Street Commerce
   Center...........................                          101            --                8
Dallas/Fort Worth, Texas
 Freeport Corporate Center..........                        1,705            --               10
 Great Southwest Industrial Center
   I................................                          492            --               52
 Plano Distribution Center..........                        1,165            --               --
 Royal Lane Distribution Center.....                        1,010            --               --
Denver, Colorado
 Denver Business Center Land........                          856            --               --
 Upland Distribution Center I.......                          519            --               31
Detroit, Michigan
 Huron Commerce Center I............                        2,801            --               17
East Bay (San Francisco), California
 Patterson Pass Business Center.....                        5,079            --               --
El Paso, Texas
 Northwestern Corporate Center......                        2,545            --            1,170
 Vista Corporate Center.............                          351            --              123
 Vista Del Sol Industrial Center....                        1,727            --              273
 Vista Del Sol Industrial Center
   III..............................                          306            --               --
Fort Lauderdale/Miami, Florida
 Center Port Land...................                        1,006            --              214
Houston, Texas
 Jersey Village Corporate Center....                        3,217            --            1,045
 West by Northwest Industrial
   Center...........................                          812            --              216
I-95 Corridor, New Jersey
 Cranbury Business Park.............                        4,895            --              194
Indianapolis, Indiana
 Airport Business Center............                        4,056            --              100
 Lebanon Commerce Park Land.........                          827            --              666
 North by Northeast Distribution
   Center...........................                          437            --               54
 Plainfield Park Distribution
   Center...........................                        1,082            --              568
Juarez, Mexico
 Los Aztecas Industrial Center......                          669            --               --
 Salvacar Industrial Park...........                        1,993            --              247
Kansas City, Missouri
 Executive Park.....................                        1,267            --              244

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
Chicago, Illinois
 Bloomingdale 100 Business Center...       7,736            --         7,736           --             1997
 Bolingbrook Distribution Center....       4,716            --         4,716           --             1999
 O'Hare Cargo Distribution Center...      13,564            --        13,564           --          1996,1997
 Remington Lakes Business Park......       3,540            --         3,540           --             1997
Cincinnati, Ohio
 Airpark International Distribution
   Center...........................       2,232            --         2,232           --             1999
 Union Center Commerce Park.........       1,943            --         1,943           --             1997
Columbus, Ohio
 Capital Park South Distribution
   Center...........................       2,763            --         2,763           --       1994,1995,1996,
                                                                                                 1997,1998,1999
 International Street Commerce
   Center...........................         109            --           109           --             1996
Dallas/Fort Worth, Texas
 Freeport Corporate Center..........       1,715            --         1,715           --             1999
 Great Southwest Industrial Center
   I................................         544            --           544           --             1996
 Plano Distribution Center..........       1,165            --         1,165           --             1999
 Royal Lane Distribution Center.....       1,010            --         1,010           --             1997
Denver, Colorado
 Denver Business Center Land........         856            --           856           --             1998
 Upland Distribution Center I.......         550            --           550           --          1994,1997
Detroit, Michigan
 Huron Commerce Center I............       2,818            --         2,818           --             1999
East Bay (San Francisco), California
 Patterson Pass Business Center.....       5,079            --         5,079           --             1999
El Paso, Texas
 Northwestern Corporate Center......       3,715            --         3,715           --          1991,1992
 Vista Corporate Center.............         474            --           474           --             1993
 Vista Del Sol Industrial Center....       2,000            --         2,000           --          1994,1996
 Vista Del Sol Industrial Center
   III..............................         306            --           306           --             1999
Fort Lauderdale/Miami, Florida
 Center Port Land...................       1,220            --         1,220           --             1998
Houston, Texas
 Jersey Village Corporate Center....       4,262            --         4,262           --             1997
 West by Northwest Industrial
   Center...........................       1,028            --         1,028           --             1993
I-95 Corridor, New Jersey
 Cranbury Business Park.............       5,089            --         5,089           --          1997,1999
Indianapolis, Indiana
 Airport Business Center............       4,156            --         4,156           --             1999
 Lebanon Commerce Park Land.........       1,493            --         1,493           --             1998
 North by Northeast Distribution
   Center...........................         491            --           491           --             1994
 Plainfield Park Distribution
   Center...........................       1,650            --         1,650           --             1996
Juarez, Mexico
 Los Aztecas Industrial Center......         669            --           669           --             1999
 Salvacar Industrial Park...........       2,240            --         2,240           --             1997
Kansas City, Missouri
 Executive Park.....................       1,511            --         1,511           --             1998

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
Las Vegas, Nevada
 Black Mountain Distribution
   Center...........................                        2,845            --              164
 Hughes Airport Center..............                          263            --               11
 Las Vegas Corporate Center.........            (h)         4,015            --               44
Le Havre, France
 Le Havre...........................                        1,135            --               --
Los Angeles/Orange County,
 California
 Anaheim Industrial Center..........                        3,103            --                3
 Magnolia Business Center...........                        4,232            --               27
 Ontario Distribution Center........                        1,565            --              176
Louisville, Kentucky
 Riverport Distribution Center......                          780            --               28
Memphis, Tennessee
 Memphis Industrial Park............                        1,000            --              975
Milan, Italy
 Piacenza Distribution Center.......                          394            --            1,234
Monterrey, Mexico
 Monterrey Industrial Park..........                          126            --               --
Orlando, Florida
 Orlando Central Park...............                        2,152            --              637
Paris, France
 Annecy Distribution Center.........                           --            --              216
 Aulnay Distribution Center.........                        1,170            --              240
Portland, Oregon
 Jennifer Distribution Center.......                        2,139            --              718
Reno, Nevada
 Damonte Ranch......................                        5,949            --            1,827
 Golden Valley Distribution
   Center...........................                          347            --              602
Reynosa, Mexico
 Del Norte Industrial Center II.....                          643            --               --
 Reynosa Industrial Center III......                        1,449            --               --
 Reynosa Industrial Park............                          362            --               31
Rio Grande Valley, Texas
 Rio Grande Distribution Center.....                          429            --               10
Rotterdam, Netherlands
 DistriPark Maasvlakte..............                           --            --               16
 Moerdijk Distribution Center.......                        1,057            --              451
Salt Lake City, Utah
 Centennial Distribution Center.....                          824            --              105
 Clearfield Industrial Center.......                          125            --               14
 Salt Lake International
   Distribution Center..............                          746            --            1,096
San Antonio, Texas
 Coliseum Distribution Center.......                          611            --              335
 Landmark...........................                          127            --                5
 Perrin Creek Corporate Center......                        2,637            --              243
 San Antonio Distribution Center
   III..............................                          458            --               56
Seattle, Washington
 Port of Tacoma.....................                        1,539            --              378

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
Las Vegas, Nevada
 Black Mountain Distribution
   Center...........................       3,009            --         3,009           --          1995,1996
 Hughes Airport Center..............         274            --           274           --             1997
 Las Vegas Corporate Center.........       4,059            --         4,059           --        1993,1995,1997
Le Havre, France
 Le Havre...........................       1,135            --         1,135           --             1999
Los Angeles/Orange County,
 California
 Anaheim Industrial Center..........       3,106            --         3,106           --             1999
 Magnolia Business Center...........       4,259            --         4,259           --             1999
 Ontario Distribution Center........       1,741            --         1,741           --             1999
Louisville, Kentucky
 Riverport Distribution Center......         808            --           808           --          1998,1999
Memphis, Tennessee
 Memphis Industrial Park............       1,975            --         1,975           --             1997
Milan, Italy
 Piacenza Distribution Center.......       1,628            --         1,628           --             1999
Monterrey, Mexico
 Monterrey Industrial Park..........         126            --           126           --             1998
Orlando, Florida
 Orlando Central Park...............       2,789            --         2,789           --             1996
Paris, France
 Annecy Distribution Center.........          --            --            --           --             1999
 Aulnay Distribution Center.........       1,410            --         1,410           --             1999
Portland, Oregon
 Jennifer Distribution Center.......       2,857            --         2,857           --             1997
Reno, Nevada
 Damonte Ranch......................       7,776            --         7,776           --             1998
 Golden Valley Distribution
   Center...........................         949            --           949           --             1995
Reynosa, Mexico
 Del Norte Industrial Center II.....         643            --           643           --             1999
 Reynosa Industrial Center III......       1,449            --         1,449           --             1998
 Reynosa Industrial Park............         393            --           393           --             1999
Rio Grande Valley, Texas
 Rio Grande Distribution Center.....         439            --           439           --             1995
Rotterdam, Netherlands
 DistriPark Maasvlakte..............          --            --            --           --             1999
 Moerdijk Distribution Center.......       1,508            --         1,508           --             1999
Salt Lake City, Utah
 Centennial Distribution Center.....         929            --           929           --             1996
 Clearfield Industrial Center.......         139            --           139           --             1997
 Salt Lake International
   Distribution Center..............       1,842            --         1,842           --          1994,1995
San Antonio, Texas
 Coliseum Distribution Center.......         946            --           946           --             1994
 Landmark...........................         132            --           132           --             1997
 Perrin Creek Corporate Center......       2,880            --         2,880           --             1996
 San Antonio Distribution Center
   III..............................         514            --           514           --             1996
Seattle, Washington
 Port of Tacoma.....................       1,917            --         1,917           --             1998

                                 PROLOGIS TRUST

                                                             INITIAL COST TO
                                                                PROLOGIS
                                                         -----------------------   COSTS CAPITALIZED
                                      NO. OF   ENCUM-                BUILDING &       SUBSEQUENT
            DESCRIPTION               BLDGS.   BRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
            -----------               ------   -------   --------   ------------   -----------------
Tampa, Florida
 Sabal Park Distribution Center.....                        1,170            --              150
 Tampa East Distribution Center.....                        2,711            --               --
Tijuana, Mexico
 Tijuana Industrial Center..........                        2,736            --              134
Warsaw, Poland
 Blonie Industrial Park.............                        1,118            --            1,922
Washington, D.C./Baltimore, Maryland
 Meadowridge Distribution Center....                          865            --              289
 Troy Hill Distribution Center......                        4,483            --               37
                                                         --------    ----------       ----------
       Total Land Held for
        Development.................                      135,233            --           28,463
                                                         --------    ----------       ----------
 GRAND TOTAL........................                     $872,818    $2,577,782       $1,499,601
                                                         ========    ==========       ==========

                                          GROSS AMOUNTS AT WHICH CARRIED
                                             AS OF DECEMBER 31, 1999
                                      --------------------------------------   ACCUMULATED          DATE OF
                                                    BUILDING &      TOTAL      DEPRECIATION      CONSTRUCTION/
            DESCRIPTION                  LAND      IMPROVEMENTS     (A,B)          (C)            ACQUISITION
            -----------               ----------   ------------   ----------   ------------   --------------------
Tampa, Florida
 Sabal Park Distribution Center.....       1,320            --         1,320           --          1995,1997
 Tampa East Distribution Center.....       2,711            --         2,711           --             1994
Tijuana, Mexico
 Tijuana Industrial Center..........       2,870            --         2,870           --             1998
Warsaw, Poland
 Blonie Industrial Park.............       3,040            --         3,040           --             1998
Washington, D.C./Baltimore, Maryland
 Meadowridge Distribution Center....       1,154            --         1,154           --             1996
 Troy Hill Distribution Center......       4,520            --         4,520           --             1999
                                      ----------    ----------    ----------    ---------
       Total Land Held for
        Development.................     163,696            --       163,696           --
                                      ----------    ----------    ----------    ---------
 GRAND TOTAL........................  $1,086,469    $3,863,732    $4,950,201    $(366,703)
                                      ==========    ==========    ==========    =========

(a) Reconciliation of total cost to real estate balance sheet caption as of December 31, 1999 (in thousands):

Total per Schedule III......................................   $4,950,201
Minority interest in real estate company....................        7,665
Capitalized preacquisition costs............................       17,085
                                                               ----------
          Total real estate.................................   $4,974,951(i)
                                                               ==========

(b) The aggregate cost for federal income tax purposes was approximately $3,870,487,908.

(c) Buildings are depreciated over their estimated useful lives (30 years for acquisitions, 40 years for developments).

(d) $335,688,418 of these facilities will secure $200,000,000 of mortgage notes.

(e) $210,096,463 of these facilities secure $148,757,098 of mortgage notes.

(f) $666,638,421 of these facilities secure $309,155,427 of mortgage notes.

(g) $63,387,124 of these facilities secure $26,951,687 of securitized debt.

(h) $226,928,339 of these facilities secure $10,721,327 of assessment bonds.

(i) A summary of activity for real estate and accumulated depreciation as of December 31, 1999 is as follows (in thousands):

                                 PROLOGIS TRUST

Real estate
  Balance at beginning of year..............................  $3,657,500
  Additions, including development completions..............   2,196,374
  Dispositions..............................................    (848,844)
  Change in construction in progress balance................     (29,135)
  Change in capitalized preacquisition costs balance........        (944)
                                                              ----------
  Balance at end of year....................................  $4,974,951
                                                              ==========

Accumulated depreciation
  Balance at beginning of year..............................  $  254,288
  Depreciation expense......................................     134,055
  Accumulated depreciation associated with dispositions.....     (21,640)
                                                              ----------
  Balance at end of year....................................  $  366,703
                                                              ==========

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of ProLogis Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of ProLogis Trust, hereby constitutes and appoints K. Dane Brooksher, Walter C. Rakowich, Edward F. Long and Edward S. Nekritz, or his true and lawful attorneys in fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto and attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in an about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROLOGIS TRUST

                                            By:     /s/ K. DANE BROOKSHER
                                              ----------------------------------
                                                      K. Dane Brooksher
                                              Chairman, Chief Executive Officer

Date: March 21, 2000

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ K. DANE BROOKSHER                  Chairman, Chief Executive        March 21, 2000
-----------------------------------------------------    Officer and Trustee
                  K. Dane Brooksher

               /s/ IRVING F. LYONS III                 President, Chief Investment      March 21, 2000
-----------------------------------------------------    Officer and Trustee
                 Irving F. Lyons III

               /s/ WALTER C. RAKOWICH                  Managing Director and Chief      March 21, 2000
-----------------------------------------------------    Financial Officer (Principal
                 Walter C. Rakowich                      Financial Officer)

                 /s/ EDWARD F. LONG                    Senior Vice President and        March 21, 2000
-----------------------------------------------------    Controller
                   Edward F. Long

                 /s/ SHARI J. JONES                    Vice President (Principal        March 21, 2000
-----------------------------------------------------    Accounting Officer)
                   Shari J. Jones

               /s/ STEPHEN L. FEINBERG                 Trustee                          March 21, 2000
-----------------------------------------------------
                 Stephen L. Feinberg

                /s/ DONALD P. JACOBS                   Trustee                          March 21, 2000
-----------------------------------------------------
                  Donald P. Jacobs

                  /s/ JOHN S. MOODY                    Trustee                          March 21, 2000
-----------------------------------------------------
                    John S. Moody

                /s/ WILLIAM G. MYERS                   Trustee                          March 21, 2000
-----------------------------------------------------
                  William G. Myers

                 /s/ JOHN E. ROBSON                    Trustee                          March 21, 2000
-----------------------------------------------------
                   John E. Robson

               /s/ KENNETH N. STENSBY                  Trustee                          March 21, 2000
-----------------------------------------------------
                 Kenneth N. Stensby

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ J. ANDRE TEIXEIRA                  Trustee                          March 21, 2000
-----------------------------------------------------
                  J. Andre Teixeira

                /s/ THOMAS G. WATTLES                  Trustee                          March 21, 2000
-----------------------------------------------------
                  Thomas G. Wattles

                               INDEX TO EXHIBITS

     Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Articles of Amendment and Restatement of Declaration of
                            Trust of ProLogis (incorporated by reference to exhibit
                            4.1 to ProLogis' quarterly report on Form 10-Q for the
                            quarter ended June 30, 1999)
          3.2            -- Amended and Restated Bylaws of ProLogis (incorporated by reference to exhibit 3.2 to ProLogis' quarterly report on
                            Form 10-Q for the quarter ended June 30, 1999)
          4.1            -- Rights Agreement, dated as of December 31, 1993, between
                            ProLogis and State Street Bank and Trust Company, as
                            Rights Agent, including form of Rights Certificate
                            (incorporated by reference to exhibit 4.4 to ProLogis'
                            registration statement No. 33-78080).
          4.2            -- First Amendment to Rights Amendment, dated as of February
                            15, 1995, between ProLogis, State Street Bank and Trust
                            Company and The First National Bank of Boston, as
                            successor Rights Agent (incorporated by reference to
                            exhibit 3.1 to ProLogis' Form 10-Q for the quarter ended
                            September 30, 1995).
          4.3            -- Second Amendment to Rights Agreement, dated as of June
                            22, 1995, between ProLogis State Street Bank and Trust
                            Company and The First National Bank of Boston
                            (incorporated by reference to Exhibit 3.1 to ProLogis'
                            Form 10-Q for the quarter ended September 30, 1995).
          4.4            -- Form of share certificate for Common Shares of Beneficial
                            Interest of ProLogis (incorporated by reference to
                            exhibit 4.4 to ProLogis' registration statement No.
                            33-73382).
          4.5            -- Form of share certificate for Series A Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.7 to
                            ProLogis' Form 8-A registration statement relating to
                            such shares).
          4.6            -- 8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.7            -- Form of share certificate for Series B Cumulative
                            Convertible Redeemable Preferred Shares of Beneficial
                            Interest of ProLogis (incorporated by reference to
                            exhibit 4.8 to ProLogis' Form 8-A registration statement
                            relating to such shares).
          4.8            -- Form of share certificate for Series C Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.8 to
                            ProLogis' Form 10-K for the year ended December 31,
                            1996).
          4.9            -- 9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.10           -- 7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis' Form 8-K dated May 9, 1995).
          4.11           -- 7.30% Note due May 15, 2001 (incorporated by reference to exhibit 4.3 to ProLogis' Form 8-K dated May 9, 1995).
          4.12           -- 7.25% Note due May 15, 2000 (incorporated by reference to exhibit 4.2 to ProLogis' Form 8-K dated May 9, 1995).
          4.13           -- 7.125% Note due May 15, 1998 (incorporated by reference to exhibit 4.1 to ProLogis' Form 8-K dated May 9, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.14           -- 7.25% Note due May 15, 2002 (incorporated by reference to exhibit 4.1 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.15           -- 7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.16           -- 8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.17           -- 7.81% Medium-Term Notes, Series A, due February 1, 2015
                            (incorporated by reference to exhibit 4.17 to ProLogis'
                            Form 10-K for the year ended December 31, 1996).
          4.18           -- Indenture, dated as of March 1, 1995, between ProLogis
                            and State Street Bank and Trust Company, as Trustee
                            (incorporated by reference to exhibit 4.9 to ProLogis'
                            Form 10-K for the year ended December 31, 1994).
          4.19           -- Collateral Trust Indenture, dated as of July 22, 1993,
                            between Krauss/Schwartz Properties, Ltd. and NationsBank
                            of Virginia, N.A., as Trustee (incorporated by reference
                            to exhibit 4.10 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.20           -- First Supplemental Collateral Trust Indenture, dated as of October 28, 1994, among ProLogis Limited
                            Partnership-IV, Krauss/Schwartz Properties, Ltd., and
                            NationsBank of Virginia, N.A., as Trustee (incorporated
                            by reference to exhibit 10.6 to ProLogis' Form 10-Q for
                            the quarter ended September 30, 1994).
          4.21           -- Form of share certificate for Series D Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.21 of
                            ProLogis' Registration Statement No. 69001).
          4.22           -- Form of share certificate for Series E Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.22 of
                            ProLogis' Registration Statement No. 69001).
          4.23           -- 7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis' Form 8-K dated July 11, 1997).
          4.24           -- Form of 7.05% Promissory Note due July 15, 2006.
          4.25           -- 7.00% Promissory Note due October 1, 2003.
          4.26           -- Form of 6.70% Promissory Note due April 15, 2004.
          4.27           -- Form of 7.10% Promissory Note due April 15, 2008.
         10.1            -- Agreement of Limited Partnership of ProLogis Limited
                            Partnership-I, dated as of December 22, 1993, by and
                            among ProLogis, as general partner, and the limited
                            partners set forth therein (incorporated by reference to
                            exhibit 10.4 to ProLogis' Registration Statement No.
                            33-73382).
         10.2            -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-II, dated as of February 15,
                            1994, among ProLogis as general partner, and the limited
                            partners set forth therein (incorporated by reference to
                            exhibit 10.12 to ProLogis' Registration Statement No.
                            33-78080).
         10.3            -- Third Amended and Restated Investor Agreement, dated as of September 9, 1997, between ProLogis and SC Group
                            Incorporated (incorporated by reference to exhibit 10.3
                            to Security Capital Group Incorporated's Form 10-Q for
                            the quarter ended September 30, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.4            -- Form of Indemnification Agreement entered into between
                            ProLogis and its Trustees and executive officers
                            (incorporated by reference to exhibit 10.16 to ProLogis'
                            Registration Statement No. 33-73382).
         10.5            -- Indemnification Agreements between ProLogis and each of its independent Trustees (incorporated by reference to
                            exhibit 10.16 to ProLogis' Form 10-K for the year ended
                            December 31, 1995).
         10.6            -- Declaration of Trust for the benefit of ProLogis'
                            independent Trustees (incorporated by reference to
                            exhibit 10.17 to ProLogis' Form 10-K for the year ended
                            December 31, 1995).
         10.7            -- Share Option Plan for Outside Trustees (incorporated by reference to exhibit 10.18 to ProLogis' Form 10-Q for the
                            quarter ended June 30, 1994).
         10.8            -- 1999 Dividend Reinvestment and Share Purchase Plan
                            (incorporated by reference to the Prospectus contained in
                            Registration Statement No. 333-75893).
         10.9            -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-III, dated as of October 28,
                            1994, by and among ProLogis, as general partner, and the
                            limited partners set forth therein (incorporated by
                            reference to exhibit 10.3 to ProLogis' Form 10-Q for the
                            quarter ended September 30, 1994).
         10.10           -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-IV, dated as of October 28,
                            1994, by and among ProLogis IV, Inc., as general partner,
                            and the limited partners set forth therein (incorporated
                            by reference to exhibit 10.4 to ProLogis' Form 10-Q for
                            the quarter ended September 30, 1994).
         10.11           -- Option Agreement and Consent, dated October 24, 1994, by and between ProLogis and Farm Bureau Life Insurance
                            Company (incorporated by reference to exhibit 10.7 to
                            ProLogis' Form 10-Q for the quarter ended September 30,
                            1994).
         10.12           -- Form of Secured Promissory Note and Pledge Agreement
                            relating to Share Purchase Program (incorporated by
                            reference to exhibit 10.17 to ProLogis' Form 10-K for the
                            year end December 31, 1998).
         10.13           -- Loan Agreement, dated as of December 23, 1998, between
                            ProLogis and Connecticut General Life Insurance Company
                            (incorporated by reference to exhibit 10.19 to ProLogis'
                            Form 10-K for the year ended December 31, 1998).
         10.14           -- Tranche A Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity
                            Association of America (incorporated by reference to
                            exhibit 10.20 to ProLogis' Form 10-K for the year ended
                            December 31, 1998).
         10.15           -- Tranche B Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity
                            Association of America (incorporated by reference to
                            exhibit 10.21 to ProLogis' Form 10-K for the year ended
                            December 31, 1998).
         10.16           -- Stock Purchase Agreement among Meridian, Harris Trust &
                            Savings Bank, as Trustee for Ameritech Pension Trust, and
                            OTR, on behalf of and as nominee for the State Teachers
                            Retirement Board of Ohio, dated as of December 29, 1995
                            (incorporated by reference to Meridian's Registration
                            Statement No. 333-00018).
         10.17           -- Amended and Restated Loan Administration Agreement
                            between The Prudential Insurance Company of America and
                            Meridian, IndTennco Limited Partnership, Metro-Sierra
                            Limited Partnership, and Progress Center/Alabama Limited
                            Partnership, dated as of February 23, 1996 (incorporated
                            by reference to exhibit 10.24 to Meridian's Form 10-K for
                            1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18           -- Note Purchase Agreement among Meridian and The Travelers
                            Insurance Company (I/N/O TRAL & CO.), United Services
                            Automobile Association (I/N/O SALKELD & CO.), The
                            Variable Annuity Life Insurance Company, The United
                            States Life Insurance Company in the City of New York,
                            All American Life Insurance Company, The Old Line Life
                            Insurance Company of America, The Lincoln National Life
                            Insurance Company, Lincoln Life & Annuity Company of New
                            York, First Penn-Pacific Life Insurance Company (I/N/O
                            CUDD & CO), Lincoln National Health & Casualty Insurance
                            Company, Allied Life Insurance Company "B" (I/N/O GERLACH
                            & CO), sons of Norway (I/N/O VAR & CO), Aid Association
                            for Lutherans (I/N/O NIMER & CO), Metropolitan Life
                            Insurance Company, National Life Insurance Company, Life
                            Insurance Company of the Southwest, Keyport Life
                            Insurance Company (I/N/O BOST & CO), Union Central Life
                            Insurance Company (I/N/O HARE & CO), and Pan-American
                            Life Insurance Company, dated November 15, 1997
                            (incorporated by reference to exhibit 10.66 to Meridian's
                            Form 10-K for the year ended December 31, 1997).
         10.19           -- Credit Agreement among ProLogis Trust, NationsBank, N.A.,
                            Commerzbank Aktien Gesellschaft, New York Branch, Chase
                            Bank of Texas, National Association and Lenders Named
                            Herein, dated as of March 29, 1999 (incorporated by
                            reference to exhibit 10.1 to ProLogis Form 8-K dated
                            April 16, 1999).
         10.20           -- Term Loan Agreement among ProLogis Trust, NationsBank,
                            N.A., Commerzbank Aktien Gesellschaft, New York Branch,
                            Chase Bank of Texas, National Association and Lenders
                            Named Herein, dated as of March 29, 1999 (incorporated by
                            reference to exhibit 10.2 to ProLogis Form 8-K dated
                            April 16, 1999).
         10.21           -- Mortgage Note dated as of March 29, 1999 between ProLogis
                            Trust and Pro-Industrial Funding Company, Inc.
                            (incorporated by reference to exhibit 10.1 to ProLogis
                            Form 8-K dated May 17, 1999).
         10.22           -- Agreement of Limited Partnership of Meridian Realty
                            Partners, L.P. (incorporated by reference to exhibit 99.1
                            to ProLogis' Registration Statement No. 333-86081).
         10.23           -- ProLogis Trust 1997 Long-Term Incentive Plan (as Amended
                            and Restated Effective as of October 20, 1999)
                            (incorporated by reference to exhibit 10.1 to ProLogis
                            Form 8-K dated November 15, 1999).
         10.24           -- Multi-Currency Revolving Credit Facility Agreement among
                            PLD Europe Finance B.V. and PLD U.K. Finance B.V. as
                            Original Borrowers, ProLogis Trust as guarantor, ABN AMRO
                            Bank N.V. as Arranger and Societe Generale as
                            Co-Arranger, ABN AMRO Bank N.S. as Agent and Issuing Bank
                            as Banks as defined herein, dated December 17, 1999.
         10.25           -- Form of Executive Protection Agreements entered into
                            between ProLogis and K. Dane Brooksher and Irving F.
                            Lyons III, dated as of June 24, 1999.
         10.26           -- Form of Executive Protection Agreements entered into
                            between ProLogis and Walter C. Rakowich, Jeffrey H.
                            Schwartz, Robert J. Watson and John W. Seiple, dated as
                            of June 24, 1999.
         12.1            -- Statement re: Computation of Ratio of Earnings to Fixed
                            Charges.
         12.2            -- Statement re: Computation of Ratio of Earnings to
                            Combined Fixed Charges and Preferred Share Dividends.
         21.1            -- Subsidiaries of ProLogis.
         23.1            -- Consent of Arthur Andersen LLP.
         23.2            -- Consent of KPMG -- Stockholm, Sweden.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         23.3            -- Report of KPMG -- Stockholm, Sweden.
         23.4            -- Consent of KPMG -- New York, New York.
         23.5            -- Report of KPMG -- New York, New York.
         24.1            -- Power of Attorney (included at page 115).
         27              -- Financial Data Schedule.