Form 10-Q
period 2000-03-31
PROLOGIS TRUST
filed 2000-05-10
CIK 899881

===============================================================================


===============================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No _____

     The number of shares outstanding of the Registrant's common stock as of May 8, 2000 was 162,466,588.






===============================================================================

                                 ProLogis Trust

                                      Index



                                                                                                                   Page
                                                                                                                 Number(s)
                                                                                                                 ---------

PART I.   Financial Information

     Item 1.    Consolidated Financial Statements:
                Consolidated Balance Sheets--March 31, 2000 and December 31, 1999................................    3
                Consolidated Statements of Earnings and Comprehensive Income
                   --Three months ended March 31, 2000 and 1999.................................................     4
                Consolidated Statements of Cash Flows--Three months ended March 31, 2000
                    and 1999....................................................................................     5
                Notes to Consolidated Financial Statements......................................................   6 - 19
                Report of Independent Public Accountants........................................................    20

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.......................................................................  21 - 29

     Item 3.    Quantitative and Qualitative Disclosure About Market Risk.......................................    29

Part II.   Other Information

     Item 4.    Submission of Matters to a Vote of Securities Holders...........................................    30
     Item 5.    Other Information...............................................................................    30
     Item 6.    Exhibits........................................................................................    30


                                 PROLOGIS TRUST

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                            March 31,      December 31,
                                                                              2000            1999
                                                                          -------------   -------------
                                                                           (Unaudited)      (Audited)


Real estate............................................................   $   4,648,107   $   4,974,951
  Less accumulated depreciation........................................         388,512         366,703
                                                                          -------------   -------------
                                                                              4,259,595       4,608,248
Investments in and advances to unconsolidated entities.................       1,130,458         940,364
Cash and cash equivalents..............................................          99,370          69,338
Accounts and notes receivable..........................................          43,292          46,998
Other assets...........................................................         169,288         183,092
                                                                          -------------   -------------
         Total assets..................................................   $   5,702,003   $   5,848,040
                                                                          =============   =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit......................................................   $     174,426   $      98,700
  Senior unsecured debt................................................       1,729,722       1,729,630
  Other unsecured debt.................................................              --          30,892
  Mortgage notes.......................................................         513,519         657,913
  Assessment bonds.....................................................          10,700          10,721
  Securitized debt.....................................................          26,692          26,952
  Accounts payable and accrued expenses................................         106,454         117,651
  Construction payable.................................................          41,074          23,064
  Amount due to affiliate..............................................             340             221
  Distributions and dividends payable..................................             729          54,939
  Other liabilities....................................................          51,386          81,549
                                                                          -------------   -------------
         Total liabilities.............................................       2,655,042       2,832,232
                                                                          -------------   -------------
Minority interest......................................................          61,968          62,072
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000 shares issued and outstanding at March 31, 2000 and December 31, 1999; stated
    liquidation preference of $25.00 per share.........................         135,000         135,000
  Series B Convertible Preferred Shares; $0.01 par value; 6,979,500 shares issued and outstanding at March 31, 2000 and 7,020,703 shares issued and outstanding at December 31, 1999; stated
    liquidation preference of $25.00 per share.........................         174,487         175,518
  Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2000 and December 1999; stated
    liquidation preference of $50.00 per share.........................         100,000         100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at March 31, 2000 and December 31, 1999; stated
    liquidation preference of $25.00 per share.........................         250,000         250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2000 and December 31, 1999; stated
    liquidation preference of $25.00 per share.........................          50,000          50,000
  Common shares of beneficial interest; $0.01 par value; 162,323,922 shares issued and outstanding at March 31, 2000 and 161,825,466
    shares issued and outstanding at December 31, 1999.................           1,623           1,618
  Additional paid-in capital...........................................       2,672,885       2,663,350
  Employee share purchase notes........................................         (22,366)        (22,906)
  Accumulated other comprehensive income...............................         (32,339)         (9,765)
  Distributions in excess of net earnings..............................        (344,297)       (389,079)
                                                                          -------------   -------------
         Total shareholders' equity....................................       2,984,993       2,953,736
                                                                          -------------   -------------
         Total liabilities and shareholders' equity....................   $   5,702,003   $   5,848,040
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

                                 PROLOGIS TRUST

                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              ------------------------
                                                                                 2000          1999
                                                                              ---------      ---------

Income:
  Rental income............................................................   $ 120,809      $  97,161
  Other real estate income.................................................      18,945         13,388
  Income (loss) from unconsolidated entities...............................      21,367         (9,209)
  Interest.................................................................       1,871            709
                                                                              ---------      ---------
         Total income......................................................     162,992        102,049
                                                                              ---------      ---------
Expenses:
  Rental expenses, net of recoveries $23,162 in 2000 and $16,883 in 1999
     and amounts paid to affiliate of $306 in 2000 and $250 in 1999........       6,547          7,189
  General and administrative, including amounts paid to affiliate of $224
     in 2000 and $532 in 1999..............................................      11,241          8,421
  Depreciation and amortization............................................      39,474         27,364
  Interest.................................................................      41,986         30,918
  Interest rate hedge expense..............................................          --            945
  Other....................................................................       1,218          2,166
                                                                              ---------      ---------
         Total expenses....................................................     100,466         77,003
                                                                              ---------      ---------
Earnings from operations...................................................      62,526         25,046
Minority interest share in earnings........................................       1,654          1,169
                                                                              ---------      ---------
Earnings before gain on disposition of real estate and foreign currency
  exchange losses..........................................................      60,872         23,877
Gain on disposition of real estate.........................................       5,108            715
Foreign currency exchange losses, net......................................      (6,520)        (8,283)
                                                                              ---------      ---------
Earnings before income taxes...............................................      59,460         16,309
Income tax expense:
  Current..................................................................         117            374
  Deferred.................................................................          --             --
                                                                              ---------      ---------
         Total income taxes................................................         117            374
                                                                              ---------      ---------
Earnings before cumulative effect of accounting change.....................      59,343         15,935
Cumulative effect of accounting change.....................................          --          1,440
                                                                              ---------      ---------
Net earnings...............................................................      59,343         14,495
Less preferred share dividends.............................................      14,405         13,445
                                                                              ---------      ---------
Net earnings attributable to Common Shares.................................      44,938          1,050

Other comprehensive income:
  Foreign currency translation adjustments.................................     (22,574)          (441)
                                                                              ---------      ---------
Comprehensive income.......................................................   $  22,364      $     609
                                                                              =========      =========
Weighted average Common Shares outstanding - Basic.........................     162,124        123,660
                                                                              =========      =========
Weighted average Common Shares outstanding - Diluted.......................     162,281        123,681
                                                                              =========      =========
Basic and diluted per share net earnings attributable to Common Shares:
  Earnings before cumulative effect of accounting change...................   $    0.28      $    0.02
  Cumulative effect of accounting change...................................          --          (0.01)
                                                                              ---------      ---------
         Net earnings attributable to Common Shares........................   $    0.28      $    0.01
                                                                              =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Three Months Ended,
                                                                                          March 31,
                                                                                --------------------------
                                                                                    2000           1999
                                                                                -----------    -----------

Operating activities:
  Net earnings.............................................................     $    59,343    $    14,495
  Minority interest share in earnings......................................           1,654          1,169
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization.......................................          39,474         27,364
       Gain on disposition of real estate..................................          (5,108)          (715)
       Straight-lined rents................................................          (1,921)        (1,449)
       Amortization of deferred loan costs.................................             987            802
       Stock-based compensation............................................             697            618
       (Income) loss from unconsolidated entities..........................         (19,029)         9,209
       Foreign currency exchange (gains) losses............................           6,553          8,373
       Interest rate hedge expense.........................................              --            945
  Increase in accounts receivable and other assets.........................         (21,805)        (8,046)
  Increase (decrease) in accounts payable, accrued expenses and other
     liabilities...........................................................          32,294        (11,777)
  Increase in amount due to affiliate......................................             119            410
                                                                                -----------    -----------
        Net cash provided by operating activities..........................          93,258         41,398
                                                                                -----------    -----------
Investing activities:
  Real estate investments..................................................        (122,289)      (102,229)
  Tenant improvements and lease commissions on previously leased space.....          (5,435)        (4,243)
  Recurring capital expenditures...........................................          (5,142)        (5,123)
  Proceeds from dispositions of real estate................................          98,353         46,338
  Investments in and advances to unconsolidated entities...................         (18,460)        (9,447)
  Cash acquired in Meridian Merger.........................................              --         48,962
  Cash balances contributed with ProLogis European Properties S.a.r.l......         (17,968)            --
                                                                                -----------    -----------
        Net cash used in investing activities..............................         (70,941)       (25,742)
                                                                                -----------    -----------
Financing activities:
  Proceeds from exercised warrants, dividend reinvestment plan and share
     purchase plans........................................................           3,800            113
  Proceeds from secured financing transactions.............................              --        439,000
  Debt issuance and other transaction costs incurred.......................             (64)       (13,578)
  Distributions paid on Common Shares......................................         (54,210)       (39,386)
  Distributions paid to minority interest holders..........................          (1,867)        (1,679)
  Dividends paid on preferred shares.......................................         (14,561)       (13,446)
  Principal payments received on and retirements of employee share
     purchase notes........................................................             540            773
  Proceeds from (payments on) derivative financial instruments.............             140        (26,996)
  Payments to Meridian shareholders........................................              --        (67,581)
  Proceeds from lines of credit and short-term borrowings..................         268,126        544,500
  Payments on lines of credit and short-term borrowings....................        (192,400)      (381,119)
  Payment on line of credit assumed in Meridian Merger.....................              --       (328,400)
  Regularly scheduled principal payments on mortgage notes.................          (1,789)        (3,265)
                                                                                -----------    -----------
        Net cash provided by financing activities..........................           7,715        108,936
                                                                                -----------    -----------
Net increase in cash and cash equivalents..................................          30,032        124,592
Cash and cash equivalents, beginning of period.............................          69,338         63,140
                                                                                -----------    -----------
Cash and cash equivalents, end of period...................................     $    99,370    $   187,732
                                                                                ===========    ===========


See Note 8 for information on non-cash investing and financing activities.




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


1.  General:

   Business

         ProLogis Trust ("ProLogis") is a publicly held real estate investment trust ("REIT") that owns and operates a global network of industrial distribution facilities. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Integrated Solutions Group, utilizes ProLogis' international network of distribution facilities to meet customer expansion and reconfiguration needs globally. ProLogis believes it has distinguished itself from its competition by developing an organizational structure and service delivery system built around its customers. ProLogis has organized its business into three operating segments: property operations, corporate distribution facilities services business and temperature-controlled distribution operations. See Note 9.

   Principles of Financial Presentation

         The consolidated financial statements of ProLogis as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with ProLogis' December 31, 1999 audited consolidated financial statements contained in ProLogis' 1999 Annual Report on Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year. Certain of the 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

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

         On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owned Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the common stock of Garonor Holdings. ProLogis accounted for this investment in Garonor Holdings under the equity method of accounting. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings are consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from January 1, 1999 through June 29, 1999 are reflected by ProLogis under the equity method of accounting. ProLogis Garonor was transferred to the ProLogis European properties S.a.r.l. prior to ProLogis contributing 50.1% of the common stock of ProLogis European Properties S.a.r.l. to the ProLogis European Properties Fund on January 7, 2000. See Note 3.

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

         ProLogis and its foreign subsidiaries have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are remeasured at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Remeasurement gains and losses of such foreign subsidiaries, resulting primarily from the remeasurement of certain intercompany loans and third party debt are included in ProLogis' results of operations. ProLogis recognized losses from remeasurement of $7,002,000 and $8,373,000 for the three months ended March 31, 2000 and 1999, respectively.

         Transaction gains or losses occur when a transaction, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the results of operations. ProLogis recognized net foreign currency exchange transaction gains of $2,000 (comprised of a gain of $56,000 related to settlement of foreign currency put option contracts and other net transactions losses of $54,000) for the three months ended March 31, 2000 and net transaction gains of $90,000 for the three months ended March 31, 1999.

         ProLogis entered into foreign currency put option contracts related to its operations in Europe for 2000. These put option contracts do not qualify for hedge accounting treatment, therefore, ProLogis recognized net mark to market gains related to these contracts of $480,000 for the three months ended March 31, 2000.

   Accounting for Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and early adoption is allowed. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. Management is still evaluating the effects this standard will have on ProLogis' consolidated financial position, results of operations or financial statement disclosures based on the derivative financial instruments currently employed by ProLogis.

   Cost of Start-Up Activities

         Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organization, pre-opening, and start-up activities be expensed as incurred was adopted by ProLogis on January 1, 1999. Through December 31, 1998, ProLogis capitalized costs associated with start-up activities and amortized such costs over an appropriate period, generally five years. ProLogis expensed all unamortized organization and start-up costs, approximating $1.4 million, as a cumulative effect of a change in accounting principle as of January 1, 1999. Subsequent to that date, such costs incurred have been expensed.

2.  Real Estate

   Investments in Real Estate

         Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                         March 31,         December 31,
                                                                           2000                1999
                                                                       -----------         -----------
           Operating facilities:
             Improved land........................................     $   653,404 (1)     $   736,605 (1)
             Buildings and improvements...........................       3,627,173 (1)       3,871,396 (1)
                                                                       -----------         -----------
                                                                         4,280,577           4,608,001
                                                                       -----------         -----------
           Facilities under development (including cost of land)..         183,753 (2)(3)      186,169 (2)
           Land held for development..............................         166,245 (4)         163,696 (4)
           Capitalized preacquisition costs.......................          17,532 (5)          17,085 (5)
                                                                       -----------         -----------
                     Total real estate............................       4,648,107           4,974,951
           Less accumulated depreciation..........................         388,512             366,703
                                                                       -----------         -----------
                                                                       $ 4,259,595         $ 4,608,248 (6)
                                                                       ===========         ===========
----------

(1) As of March 31, 2000 and December 31, 1999, ProLogis had 1,266 and 1,328 operating buildings, respectively, consisting of 127,750,000 and 133,689,000 square feet, respectively.
(2) Facilities under development consist of 47 buildings aggregating 9,855,000 square feet as of March 31, 2000 and 51 buildings aggregating 10,721,000 square feet as of December 31, 1999.
(3) In addition to the March 31, 2000 construction payable of $41.1 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $211.3 million.
(4) Land held for future development consisted of 1,786 acres as of March 31, 2000 and 1,798 acres as of December 31, 1999.
(5) Capitalized preacquisition costs include $6,479,000 and $6,253,000 of funds on deposit with title companies as of March 31, 2000 and December 31, 1999, respectively.
(6) On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities, the ProLogis European Properties S.a.r.l., that owned real estate with a net book value of $334.9 million as of December 31, 1999 to the ProLogis European Properties Fund. ProLogis is obligated to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. See Note 3.

         ProLogis' operating facilities, facilities under development and land held for future development are located in North America and Europe. No individual market represents more than 10% of ProLogis' real estate assets.

   Operating Lease Agreements

         ProLogis leases its facilities to customers under agreements that are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of March 31, 2000, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

                  Remainder of 2000......................................   $   369,466
                  2001...................................................       424,633
                  2002...................................................       342,454
                  2003...................................................       257,365
                  2004...................................................       187,528
                  2005 and thereafter....................................       559,077
                                                                            -----------
                                                                            $ 2,140,523
                                                                            ===========

         ProLogis' largest customer (based on rental income) accounted for 1.90% of ProLogis' rental income (on an annualized basis) for the three months ended March 31, 2000. The annualized base rent for ProLogis' 20 largest customers (based on rental income) accounted for 14.61% of ProLogis' rental income (on an annualized basis) for the three months ended March 31, 2000.

3.  Unconsolidated Entities:

         Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                          March 31,     December 31,
                                                            2000            1999
                                                         ----------     -----------
          Insight (1)...............................     $    2,442     $    2,442
                                                         ----------     ----------
          ProLogis Logistics:
            Investment (2)..........................          9,867         11,549
            Notes receivable (3)....................        161,555        158,796
            Accrued interest and other receivables..         26,569         22,262
                                                         ----------     ----------
                                                            197,991        192,607
                                                         ----------     ----------
          Frigoscandia S.A.:
            Investment (2)..........................        (25,516)       (17,396)
            Notes receivable........................        207,893        209,314
            Accrued interest and other receivables..         24,840         22,090
                                                         ----------     ----------
                                                            207,217        214,008
                                                         ----------     ----------
          Kingspark S.A.:
            Investment (2)..........................         21,198         23,584
            Notes receivable........................        228,414        197,611
            Mortgage notes receivable...............        125,320        140,668
            Accrued interest and other receivables..         23,613         19,908
                                                         ----------     ----------
                                                            398,545        381,771
                                                         ----------     ----------
          ProLogis California:
            Investment (4)..........................        121,886        121,325
            Other receivables.......................          4,117          3,235
                                                         ----------     ----------
                                                            126,003        124,560
                                                         ----------     ----------
          ProLogis European Properties Fund:
            Investment (5)..........................         99,993         32,800
            Other receivables (payables)............         20,301         (7,824)
                                                         ----------     ----------
                                                            120,294         24,976
                                                         ----------     ----------

          ProLogis European Properties S.a.r.l. (6)          77,966             --
                                                         ----------     ----------
                    Total...........................     $1,130,458     $  940,364
                                                         ==========     ==========
----------

(1) Investment represents ProLogis' investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis' share of Insight's earnings or loss.
(2) Investment represents ProLogis' investment in the preferred stock of the respective companies including acquisition costs, as adjusted for ProLogis' share of each company's earnings or loss and cumulative translation account adjustments, as appropriate.
(3) As of December 31, 1999, notes receivable includes $28.7 million representing notes from Meridian Refrigerated Incorporated ("MRI") that were acquired by ProLogis as part of the Meridian Merger (see Note 5). In 2000, ProLogis contributed its equity interest in MRI to CS Integrated LLC ("CSI"), who had also acquired an equity interest in MRI as part of the Meridian Merger. CSI is owned by ProLogis Logistics Services Incorporated ("ProLogis Logistics"). The MRI notes were assumed by CSI in this transaction.
(4) Investment represents ProLogis' equity investment in ProLogis California I LLC ("ProLogis California"), a limited liability company that began operations on August 26, 1999, including acquisition costs, as adjusted for ProLogis' share of the earnings of ProLogis California and for the portion of the gain from the disposition of properties from ProLogis to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.
(5) Investment represents ProLogis' equity investment in the ProLogis European Properties Fund, including acquisition costs, as adjusted for ProLogis' share of the earnings of the ProLogis European Properties Fund, the portion of the gain from the disposition of facilities to the ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in the ProLogis European Properties Fund and cumulative translation account adjustments, as appropriate.
(6) Investment represents ProLogis' equity investment in 49.9% of the common stock of the ProLogis European Properties S.a.r.l., a Luxembourg company, as adjusted for ProLogis' share of the earnings of the ProLogis European Properties S.a.r.l. Prior to January 7, 2000, ProLogis owned 100% of the common stock of the ProLogis European Properties S.a.r.l. and the accounts of this entity were consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. On January 7, 2000, ProLogis contributed 50.1% of the common stock to the ProLogis European Properties Fund in exchange for an equity interest. ProLogis is obligated to contribute the remaining 49.9% of the common stock of the ProLogis European Properties S.a.r.l. to the ProLogis European Properties Fund in January 2001.

   ProLogis Logistics

         ProLogis owns 100% of the preferred stock of ProLogis Logistics. On April 24, 1997, ProLogis Logistics acquired a 60% interest in CSI, a temperature-controlled distribution company operating in the United States and Canada. From that date to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. On June 12, 1998, ProLogis Logistics increased its ownership interest in CSI to 100%. As of March 31, 2000, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics. As of March 31, 2000, CSI owned or operated temperature-controlled distribution facilities aggregating 176.0 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities). Of the total, 4.8 million cubic feet was under development. The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes 95% of the economic benefits of the activities of ProLogis Logistics and its subsidiaries.

         As of March 31, 2000, ProLogis had the following notes receivable outstanding:

         o $132.7 million of unsecured note receivable from ProLogis Logistics; interest at 8.0% per annum; due on April 24, 2002;
         o $23.9 million of secured notes from CSI (originally MRI notes); interest at 9.5% per annum; due March 2004; and
         o $5.0 million of unsecured notes from CSI(originally MRI notes); interest at 10.4% per annum; due March 2004.

         ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the notes receivable) from its investment in ProLogis Logistics of $2.9 million, and $1.5 million for the three months ended March 31, 2000 and 1999, respectively.

   Frigoscandia S.A.

         On January 16, 1998, ProLogis invested in Frigoscandia S.A. by acquiring 100% of its preferred stock. Also on January 16, 1998, Frigoscandia S.A., a Luxembourg company, acquired Frigoscandia AB, a temperature-controlled distribution company headquartered in Sweden. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of March 31, 2000, Frigoscandia AB, which operates in ten European countries, owned or operated 196.5 million cubic feet of temperature-controlled distribution facilities. As of March 31, 2000, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. The common stock of Frigoscandia S.A. is owned by a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

        As of March 31, 2000, ProLogis had the following notes receivable outstanding:

    o 776.6 million Swedish krona (the currency equivalent of approximately $89.7 million as of March 31, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;
    o 0.8 million euro (the currency equivalent of approximately $0.7 million as of March 31, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;
    o $87.8 million unsecured note from Frigoscandia S.A.; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and
    o   18.6  million  British  pound  sterling  (the  currency   equivalent  of
        approximately $29.7 million as of March 31, 2000) unsecured, non-interest bearing note from a subsidiary of Frigoscandia Holding AB; due on demand.

        ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized losses of $1.7 million and of $3.5 million for the three months ended March 31, 2000 and 1999, respectively, (including interest income on the mortgage notes and notes receivable).

        Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $176.8 million as of March 31, 2000. The loan bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) rate plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

   Kingspark S.A.

         On August 14, 1998, ProLogis invested in Kingspark Holding S.A. ("Kingspark S.A.") by acquiring 100% of its preferred stock. Also on August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution real estate development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"). As of March 31, 2000, ProLogis Kingspark had 596,000 square feet of operating facilities, 551,000 square feet of facilities under development and 2,514,000 square feet of facilities that it was developing under development management agreements. Additionally, as of March 31, 2000, ProLogis Kingspark owned 379 acres and controlled 1,427 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by ProLogis Kingspark has the capacity for the future development of 28.3 million square feet of facilities. As of March 31, 2000, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is owned by a limited liability company, in which unrelated third parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Kingspark S.A. and its subsidiaries.

        ProLogis Kingspark has a loan facility with ProLogis that provides for borrowings of up to 200 million pounds sterling. This facility is available as a line of credit, has an interest rate of 8.0% per annum and is due on demand. As of March 31, 2000, the currency equivalent of $111.9 million of borrowings were outstanding on the loan facility. ProLogis also had the following notes and mortgage notes receivable outstanding as of March 31, 2000:

    o $116.5 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand;
    o 47.0 million British pound sterling (the currency equivalent of approximately $75.0 million, as of March 31, 2000) mortgage note from ProLogis Kingspark; interest at 8.0% per annum; secured by land parcels; due on demand; and
    o 31.5 million British pound sterling (the currency equivalent of approximately $50.3 million as of March 31, 2000) of mortgage notes from subsidiaries of Kingspark S.A.; interest at 7.0% per annum; secured by land parcels; due on demand.

        ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized income of $4.8 million and a loss of $1.4 million for the three months ended March 31, 2000 and 1999, respectively, (including interest income on the mortgage notes and notes receivable and the line of credit) from its investment in Kingspark S.A. ProLogis' share of Kingspark S.A.'s income for the three months ended March 31, 2000 includes a net gain of $0.5 million from the disposition of facilities developed by ProLogis Kingspark to the ProLogis European Properties Fund. The gain recognized is net of $0.4 million which did not qualify for income recognition by ProLogis due to ProLogis' continuing ownership in the ProLogis European Properties Fund that is discussed below.

        ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement provides for borrowings of up to 15.0 million pounds sterling (the currency equivalent of approximately $23.9 million as of March 31, 2000) and has been guaranteed by ProLogis. As of March 31, 2000, no borrowings were outstanding on the line of credit. However, as of March 31, 2000, ProLogis Kingspark had the currency equivalent of approximately $20.4 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of March 31, 2000, ProLogis had an unfunded commitment on this guarantee agreement in the currency equivalent of approximately $4.6 million.

   ProLogis California I LLC

         ProLogis California began operations on August 26, 1999 as a limited liability company whose members are ProLogis and New York State Common Retirement Fund ("NYSCRF"). ProLogis California operates 78 operating facilities aggregating 11.8 million square feet, all in the Los Angeles market. All of the facilities were acquired from ProLogis. As of March 31, 2000, ProLogis and NYSCRF each had an equity interest in ProLogis California of $141.2 million. ProLogis received distributions aggregating $2.4 million for the three months ended March 31, 2000. ProLogis provides property management, leasing and development management services to ProLogis California and earns fees for these services.

         ProLogis' total investment in ProLogis California as of March 31, 2000 consisted of (in millions):

        Equity interest, net of distributions.....................  $  141.2
        Adjustment to carrying value (1)..........................     (26.0)
        ProLogis' share of ProLogis California's earnings,
          excluding fees earned...................................       5.0
        Other, including acquisition costs........................       1.7
                                                                    --------
                                                                       121.9
        Other receivables.........................................       4.1
                                                                    --------
             Total................................................  $  126.0
                                                                    ========
----------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of properties to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.

         ProLogis accounts for its investment in ProLogis California under the equity method and recognized $3.1 million of income for the three months ended March 31, 2000 from its investment in ProLogis California, including management, leasing and development fees of $665,000.

   ProLogis European Properties Fund

         The ProLogis European Properties Fund was formed on September 16, 1999 and began operations on September 23, 1999. The ProLogis European Properties Fund owned 18 operating facilities aggregating 3.3 million square feet, all of which were acquired from either ProLogis or ProLogis Kingspark in 1999. During the first three months of 2000, the ProLogis European Properties Fund acquired two additional facilities (one each from ProLogis and ProLogis Kingspark) aggregating 290,000 square feet.

         On January 7, 2000, ProLogis increased its equity investment in the ProLogis European Properties Fund through the contribution of 50.1% of the common stock of one of its wholly owned European entities, the ProLogis European Properties S.a.r.l. The ProLogis European Properties S.a.r.l. owned 6.8 million square feet of operating facilities with a net book value of $334.9 million and held third party debt of $173.6 million as of December 31, 1999. ProLogis is obligated to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. As of March 31, 2000 has a 44.6% ownership interest in the ProLogis European Properties Fund.

         Third parties (19 institutional investors) have invested 182.6 million euros (the currency equivalent of approximately $174.3 million as of March 31,
2000) in the ProLogis European Properties Fund and have committed to fund an additional 877.7 million euros (the currency equivalent of approximately $838.0 million as of March 31, 2000) through 2002. ProLogis has also entered into a subscription agreement to make capital contributions of 109.2 million euros (the currency equivalent of approximately $104.3 million as of March 31, 2000) to the ProLogis European Properties Fund through 2002.

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

         ProLogis' total investment in the ProLogis European Properties Fund as of March 31, 2000 consisted of (in millions of U.S. dollars):

       Equity interest........................................     $ 101.3
       Adjustment to carrying value (1).......................        (7.7)
       ProLogis' share of the ProLogis European Properties
          Fund's Earnings, excluding fees earned..............         6.6
       Other, net.............................................        (0.2)
                                                                   -------
                                                                     100.0
       Other receivables                                              20.3
                                                                   -------
            Total.............................................     $ 120.3
                                                                   =======

---------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to the ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in the ProLogis European Properties Fund.

         ProLogis recognized $7.3 million of income, including management fees of $1.1 million for the three months ended March 31, 2000 from its investment in the ProLogis European Properties Fund.

   ProLogis European Properties S.a.r.l.

         ProLogis owns 49.9% of the common stock of the ProLogis European Properties S.a.r.l. and recognizes 49.9% of the income of this entity under the equity method. The ProLogis European Properties Fund owns the remaining 50.1% of the common stock of the ProLogis European Properties S.a.r.l. and recognizes 50.1% of the income of this entity in its income. ProLogis recognizes its investment in the ProLogis European Properties Fund under the equity method based on its 44.6% ownership interest as of March 31, 2000. ProLogis recognized $4.9 million of income under the equity method for the three months ended March 31, 2000 from its investment in the 49.9% of the common stock of the ProLogis European Properties S.a.r.l.

         As of March 31, 2000, the ProLogis European Properties  S.a.r.l.  owned
6.6 million square feet of distribution facilities including 5.0 million square feet owned by ProLogis Garonor in France, 0.1 million square feet in the Netherlands, 0.4 million square feet in Poland and 1.1 million square feet of other facilities in France. Additionally, the ProLogis European Properties S.a.r.l. had the currency equivalent of $154.6 million of debt (including $29.1 million of unsecured debt that is guaranteed by ProLogis).

   Summarized Financial Information

         Summarized financial information for ProLogis' unconsolidated entities as of and for the three months ended March 31, 2000 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                                              ProLogis
                                       ProLogis                                               European
                                       Logistics  Frigoscandia   Kingspark      ProLogis     Properties
                                          (1)       S.A.(1)       S.A.(1)    California (2)    Fund (3)
                                       ---------  ------------   ---------   --------------  ----------
            Total assets...........     $ 348.5    $ 521.5      $  476.4         $ 566.3       $ 673.6
            Total liabilities (4)..     $ 335.3    $ 552.7      $  452.4         $ 273.8       $ 333.0
            Minority interest......     $    --    $   1.1      $    --          $   --        $  83.6
            Equity.................     $  13.2    $ (32.3)     $   24.0         $ 292.5       $ 257.0
            Revenues...............     $  77.8    $  95.3      $    5.7 (5)     $  15.2       $  28.2
            Adjusted EBITDA (6)....     $   7.5    $   8.3      $    3.9         $  12.5       $   6.6
            Net earnings (loss)
              (7)(8)...............     $  (0.8)   $  (4.2) (9) $   (0.4) (10)   $   4.6       $  13.9 (11)
----------

(1)     ProLogis has a 95% economic interest in each entity as of March 31, 2000.
(2)     ProLogis has a 50% equity interest as of March 31, 2000.
(3) ProLogis has a 44.6% equity interest as of March 31, 2000. The ProLogis European Properties S.a.r.l. is consolidated with the ProLogis European Properties Fund. Minority interest represents ProLogis' 49.9% investment in the common stock of the ProLogis European Properties S.a.r.l.
(4) Includes amounts due to ProLogis of $188.1 million from ProLogis Logistics, $232.7 million from Frigoscandia S.A., $377.3 million from Kingspark S.A., $4.1 million from ProLogis California and $20.3 million from the ProLogis European Properties Fund and loans from third parties (including accrued interest) of $91.5 million for ProLogis Logistics, $202.4 million for Frigoscandia S.A., $262.9 million for ProLogis California and $256.3 million for the ProLogis European Properties Fund.
(5) Includes $2.8 million of gains related to the disposition of facilities, including $0.5 million from the disposition of facilities to the ProLogis European Properties Fund.
(6)     Adjusted  EBITDA  represents  earnings from  operations  before interest
        expense,   interest   income,   current  and  deferred   income   taxes,
        depreciation, amortization, gains and losses on property dispositions and foreign currency exchange gains and losses.
(7) ProLogis' share of the net earnings (loss) of the respective entities and interest income on intercompany notes and mortgage notes receivable are recognized in the Consolidated Statements of Earnings as "Income from unconsolidated entities".
(8) The net earnings (loss) of each company includes interest expense on intercompany notes and mortgage notes due to ProLogis, as applicable.


(9)     Includes a net foreign currency exchange gain of $2.3 million.
(10)    Includes a net foreign currency exchange gain of $0.4  million.
(11)    Includes a net foreign currency exchange gain of $14.8 million.

4.  Borrowings:

   Unsecured Lines of Credit

         ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $550.0 million unsecured revolving line of credit. Borrowings bear interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 1.00% (7.1325% as of March 31, 2000). Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended for an additional year at ProLogis' option. As of March 31, 2000, there were no borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

         In addition, ProLogis has a $25.0 million unsecured discretionary line of credit with Bank of America that matures on October 1, 2000. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the line of credit as of March 31, 2000.

         On December 17, 1999, ProLogis obtained a multi-currency, unsecured revolving line of credit in the currency equivalent of 325.0 million euros (the currency equivalent of approximately $310.3 million as of March 31, 2000) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acted as agent. The interest rate on this multi-currency, four-year revolving line of credit is Euribor plus 0.75% or Sterling LIBOR plus 0.75% (borrowings outstanding as of March 31, 2000 were at a weighted average interest rate of 5.04%). As of March 31, 2000, the currency equivalent of approximately $174.4 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

   Mortgage Notes, Assessment Bonds and Securitized Debt

         Mortgage notes, assessment bonds and securitized debt consisted of the following as of March 31, 2000 (in thousands):

                                                                                                Balloon
                                                                          Periodic              Payment
                                                   Interest    Maturity    Payment  Principal    Due at
                        Description                 Rate(1)      Date       Date     Balance    Maturity
                        -----------                --------    --------   --------  ---------   ---------
            Mortgage notes:
              West One Business Center #1.........   8.250%    09/01/00      (2)    $   4,302   $   4,252
              Tampa West Distribution Center #20..   9.125     11/30/00      (3)           37          --
              Rio Grande Industrial Center #1.....   8.875     09/01/01      (2)        2,831       2,544
              Titusville Industrial Center #1.....  10.000     09/01/01      (2)        4,450       4,181
              Prudential Insurance (4)............   8.590     04/01/03      (2)       25,905      23,505
              Sullivan 75 Distribution Center #1..   9.960     04/01/04      (2)        1,787       1,663
              Charter American Mortgage (4).......   8.750     08/01/04      (2)        7,118       5,819
              West One Business Center #3.........   9.000     09/01/04      (2)        4,297       3,847
              Raines Distribution Center..........   9.500     01/01/05      (2)        5,182       4,402
              Prudential Insurance (4)(5).........   6.850     03/01/05      (6)       52,966      48,850
              Consulate Distribution Center
                #300 (5)..........................   6.970     02/01/06      (2)        3,721         367
              Plano Distribution Center #7 (5)       7.020     04/15/06      (2)        3,767       3,200
              Connecticut General Life
                Insurance (4).....................   7.080     03/01/07      (2)      148,370     134,431
              Vista Del Sol Industrial Center #1
                & 2...............................   9.680     08/01/07      (3)        3,371          --
              State Farm Insurance (4)(5).........   7.100     11/01/08      (2)       15,432      13,698
              Placid Street Distribution Center
                #1 (5)............................   7.180     12/01/09      (2)        7,799       5,142
              Earth City Industrial Center #4.....   8.500     07/01/10      (3)        1,903          --
              GMAC Commercial Mortgage (4)........   7.750     10/01/10      (3)        7,857          --
              Executive Park Distribution Center
                #3................................   8.190     03/01/11      (3)        1,039          --
              Cameron Business Center #1 (5)......   7.230     07/01/11      (2)        6,131       4,028
              Platte Valley Industrial Center #9..   8.100     04/01/17      (3)        3,226          --
              Platte Valley Industrial Center #4..  10.100     11/01/21      (3)        2,028          --
              Morgan Guaranty Trust (4)...........   7.584     04/01/24      (7)      200,000     127,187
                                                                                    ---------
                                                                                    $ 513,519
                                                                                    =========
            Assessment bonds:
              City of Fremont.....................   7.000%    03/01/11      (3)    $   9,348          --
              Various (8).........................    (8)        (8)         (3)        1,352          --
                                                                                    ---------
                                                                                    $  10,700
                                                                                    =========

            Securitized debt:
              Tranche A...........................   7.740%    02/01/04      (2)    $  18,773   $  15,214
              Tranche B...........................   9.940     02/01/04      (2)        7,919       7,215
                                                                                    ---------
                                                                                    $  26,692
                                                                                    =========
----------

(1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 9.38%, 7.13% and 8.39%, respectively as of March 31, 2000.
(2)   Monthly amortization with a balloon  payment due at  maturity.
(3)   Fully amortizing.
(4)   Secured by various distribution facilities.
(5)   Mortgage  note was  assumed by ProLogis in  connection  with the  Meridian
      Merger. See Note 5. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, as applicable.
(6) Carrying value includes premium, interest only with stated principal amount due at maturity.
(7) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.
(8) Includes nine issues of assessment bonds with four municipalities. Interest rates range from 5.0% to 8.75%. Maturity dates range from August 2004 to September 2016.

         Mortgage notes are secured by real estate with an aggregate undepreciated cost of $925.8 million as of March 31, 2000. Assessment bonds are secured by real estate with an aggregate undepreciated cost of $226.8 million as of March 31, 2000. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $63.4 million as of March 31, 2000.

   Interest Expense

         For the three months ended March 31, 2000 and 1999, interest expense was $42.0 million and $30.9 million, respectively, which is net of capitalized interest of $4.2 million and $3.9 million, respectively. Amortization of deferred loan costs included in interest expense was $987,000 and $802,000 for the three months ended March 31, 2000 and 1999, respectively. The total interest paid in cash on all outstanding debt was $30.4 million and $36.0 million during 2000 and 1999, respectively.

5.  Meridian Merger

         On March 30, 1999, Meridian Industrial Trust, Inc. ("Meridian"), a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis (the "Meridian Merger"). In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.44 billion of real estate assets, an interest in a temperature-controlled distribution business of $28.7 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

         The following summarized pro forma unaudited information for the three months ended March 31, 1999 represents the combined historical operating results of ProLogis and Meridian with the appropriate purchase accounting adjustments, assuming the Meridian Merger had occurred on January 1, 1999. The pro forma financial information presented is not necessarily indicative of what ProLogis' actual operating results would have been had ProLogis and Meridian constituted a single entity during the three months ended March 31, 1999 (in thousands, except per share amounts):

                                                                Three Months
                                                                   Ended
                                                               March 31, 1999
                                                               --------------
        Rental income........................................   $   130,675
        Earnings from operations.............................   $    20,521
        Earnings attributable to Common Shares before
          cumulative effect of accounting change.............   $    13,512
        Net earnings attributable to Common Shares...........   $    12,072
        Weighted average Common Shares outstanding:
          Basic..............................................       161,050
          Diluted............................................       161,236
        Basic and diluted per share net earnings
           attributable to Common Shares before
           cumulative effect of accounting change............   $      0.08
        Cumulative effect of accounting change...............         (0.01)
                                                                -----------
        Basic and diluted per share net earnings
           attributable to Common Shares.....................   $      0.07
                                                                ===========

6.  Distributions and Dividends:

   Common Distributions

         On February 23, 2000, ProLogis paid a quarterly distribution of $0.335 per Common Share to shareholders of record on February 9, 2000. The distribution level for 2000 was set at $1.34 per Common Share by the Board of Trustees in December 1999.

   Preferred Dividends

         The annual dividend rates on ProLogis' preferred shares are $2.35 per Series A preferred share, $1.75 per Series B preferred share, $4.27 per Series C preferred share, $1.98 per Series D preferred share and $2.1875 per Series E preferred share.

         On January 31, 2000, ProLogis paid quarterly dividends of $0.5469 per cumulative redeemable Series E preferred share. On March 31, 2000, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share, $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

         Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

7.  Earnings Per Common Share:

         A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:

                                                            Three Months Ended,
                                                                 March 31,
                                                           --------------------
                                                              2000      1999
                                                           ---------  ---------
       Net earnings attributable to Common Shares......... $  44,938  $   1,050
                                                           =========  =========
       Weighted average Common Shares outstanding -
         Basic............................................   162,124    123,660
       Incremental effect of common stock equivalents
         and contingently issuable shares (see Note 8)....       157         21
                                                           ---------  ---------
       Adjusted weighted average Common Shares
        outstanding - Diluted.............................   162,281    123,681
                                                           =========  =========
       Basic  and  diluted  per  share  net   earnings
         attributable to Common Shares.................... $    0.28  $    0.01
                                                           =========  =========

         For the three months ended March 31, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.02. The following weighted-average convertible securities were not included in the calculation of diluted net earnings per Common Share as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2000       1999
                                                            ------     ------
            Series B preferred shares...................     8,968      9,425
                                                            ======     ======
            Limited partnership units...................     5,587      5,065
                                                            ======     ======

8.  Supplemental Cash Flow Information:

        Non-cash investing and financing activities for the three months ended March 31, 2000 and 1999 are as follows:

    o In connection with ProLogis' contribution of 50.1% of the common stock of the ProLogis European Properties S.a.r.l. to the ProLogis European Properties Fund discussed in Note 3, ProLogis received an equity interest in the ProLogis European Properties Fund of approximately $78.0 million. The ProLogis European Properties S.a.r.l. had total assets of $403.9 million and total liabilities of $248.1 million. ProLogis has recognized its investment in the remaining 49.9% of the common stock under the equity method since January 7, 2000.
    o ProLogis received $0.7 million of the proceeds from its disposition of facilities to the ProLogis European Properties Fund in the form of an equity interest for the three months ended March 31, 2000.
    o In connection with the acquisition of ProLogis Kingspark by Kingspark S.A. discussed in Note 3, ProLogis issued approximately 201,000 Common Shares during the three months ended March 31, 2000.
    o Series B preferred shares aggregating $1.0 million and $7.1 million were converted into Common Shares in the three months ended March 31, 2000 and 1999, respectively.
    o Net foreign currency translation adjustments of $22.6 million and $441,000 were recognized in the three months ended March 31, 2000 and 1999, respectively.
    o In connection with the Meridian Merger discussed in Note 5, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E preferred shares, assumed approximately 1.1 million stock options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).
    o Limited partnership units aggregating $205,000 were converted into Common Shares in the three months ended March 31, 1999.
    o As of March 31, 1999, ProLogis accrued the Common Share distribution for the second quarter of 1999 aggregating $52.7 million that was declared on March 17, 1999.

9.  Business Segments:

       ProLogis has three reportable business segments:

    o Property operations represents the long-term ownership and leasing of industrial distribution facilities in North America (a portion of which is owned through ProLogis California -- See Note 3) and Europe (a portion of which is owned through Garonor Holdings, a subsidiary that was recognized under the equity method of accounting until June 29, 1999 and a portion of which is owned through the ProLogis European Properties Fund and the ProLogis European Properties S.a.r.l. in 2000-- See Note
       3); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

    o Corporate distribution facilities services business ("CDFS business") represents the development of distribution facilities for future sale to third parties or entities in which ProLogis has an ownership interest or on a fee basis for third parties in North America and in Europe (a portion of which is owned through Kingspark S.A.); the development activities of ProLogis and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

    o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in North America (ProLogis Logistics) and Europe (Frigoscandia S.A.); each company's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location.

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

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                      2000         1999
                                                   ----------   ----------
      Income:
        Property operations:
          United States (1)....................    $  119,765   $   91,237
          Mexico...............................         3,342        2,011
          Europe (2)...........................        13,053       (1,796)
                                                   ----------   ----------
              Total property operations
                segment........................       136,160       91,452
                                                   ----------   ----------
        Corporate distribution facilities
         services business:
           United States........................       16,812       13,327
           Mexico...............................          697           --
           Europe (3)(4)........................        6,255       (1,422)
                                                   ----------   ----------
              Total corporate distribution
                facilities services business
                 segment........................       23,764       11,905
                                                   ----------   ----------
        Temperature-controlled distribution
         operations:
           North America (5)....................        2,871        1,494
           Europe (6)...........................       (1,674)      (3,511)
                                                   ----------   ----------
              Total temperature-controlled
                 distribution operations
                 segment........................        1,197       (2,017)
                                                   ----------   ----------
        Reconciling items:
          Interest income......................         1,871          709
                                                   ----------   ----------
              Total income.....................    $  162,992   $  102,049
                                                   ==========   ==========
        Net operating income:
        Property operations:
           United States (1)....................   $  112,874   $   84,176
           Mexico...............................        3,247        1,913
           Europe (2)...........................       13,492       (1,826)
                                                   ----------   ----------
              Total property operations
                 segment........................      129,613       84,263
                                                   ----------   ----------
        Corporate distribution facilities
         services business:
           United States........................       16,812       13,327
           Mexico...............................          697           --
           Europe (3)(4)........................        6,255       (1,422)
                                                   ----------   ----------
              Total corporate distribution
                facilities services business
                segment.........................       23,764       11,905
                                                   ----------   ----------
        Temperature-controlled distribution
         operations:
           North America (5)....................        2,871        1,494
           Europe (6)...........................       (1,674)      (3,511)
                                                   ----------   ----------
               Total temperature-controlled
                 distribution operations
                 segment........................        1,197       (2,017)
                                                   ----------   ----------
        Reconciling items:
          Interest income......................         1,871          709
          General and administrative expense...       (11,241)      (8,421)
          Depreciation and amortization........       (39,474)     (27,364)
          Interest expense.....................       (41,986)     (30,918)
          Interest rate hedge expense..........            --         (945)
          Other expenses.......................        (1,218)      (2,166)
                                                   ----------   ----------
               Total reconciling items.........       (92,048)     (69,105)
                                                   ----------   ----------
               Earnings from operations........    $   62,526   $   25,046
                                                   ==========   ==========

                                                    March 31,  December 31,
                                                      2000        1999
                                                   ----------  -----------
        Assets:
         Property operations:
           United States (7)....................   $3,997,285   $4,017,702
           Mexico...............................      146,496      178,253
           Europe (7)...........................      226,654      387,362
                                                   ----------   ----------
               Total property operations
                 segment........................    4,370,435    4,583,317
                                                   ----------   ----------
        Corporate distribution facilities
         services business:
           United States........................      215,320      212,530
           Mexico...............................       12,243       13,249
           Europe (7)...........................      485,453      432,455
                                                   ----------   ----------
               Total corporate distribution
                 facilities services business
                 segment........................      713,016      658,234
                                                   ----------   ----------
         Temperature controlled distribution
          operations:
            North America (7)...................      197,991      192,607
            Europe (7)..........................      207,217      214,008
                                                   ----------   ----------
               Total temperature controlled
                  distribution operations
                    segment.....................      405,208      406,615
                                                   ----------   ----------
         Reconciling items:
           Cash.................................       99,370       69,338
           Accounts and notes receivable........       30,556       31,084
           Other assets.........................       83,418       99,452
                                                   ----------   ----------
               Total reconciling items..........      213,344      199,874
                                                   ----------   ----------
               Total assets.....................   $5,702,003   $5,848,040
                                                   ==========   ==========
----------

(1) Includes an amount recognized under the equity method related to ProLogis' investment in ProLogis California in 2000 in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 3 for summarized financial information of ProLogis California.
(2) Includes amounts recognized under the equity method related to ProLogis' investment in the ProLogis European Properties Fund (including the operations of the ProLogis European Properties S.a.r.l.) in 2000 (including net foreign currency exchange gains of $8.4 million) and ProLogis' investment in Garonor Holdings in 1999 (including a $7.2 million net foreign currency exchange loss), in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 3 for summarized financial information of the ProLogis European Properties Fund and Note 2 for a discussion of Garonor Holdings.
(3) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 2000 and 1999 (including $0.4 million of net foreign currency exchange gains in 2000 and $2.3 million of net foreign currency exchange losses in 1999). See Note 3 for summarized financial information of Kingspark S.A.
(4) In 2000, includes $0.3 million of net gain recognized by ProLogis related to the disposition of facilities to the ProLogis European Properties Fund. Also, in 2000, includes $0.5 million of net gain recognized under the equity method related to ProLogis Kingspark's disposition of facilities to the ProLogis European Properties Fund. See Note 3.
(5) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics. See Note 3 for summarized financial information of ProLogis Logistics.
(6) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. (including $2.2 million and $0.8 million of net foreign currency exchange losses in 2000 and 1999, respectively). See
     Note 3 for summarized financial information of Frigoscandia S.A.
(7) Amounts include investments in unconsolidated entities accounted for under the equity method. See footnotes (1), (2), (3), (5) and (6) above. See also
     Note 3 for summarized financial information of the unconsolidated entities as of and for the three months ended March 31, 2000.

                                       19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Trustees and Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated balance sheet of ProLogis Trust and subsidiaries as of March 31, 2000, and the related consolidated statements of earnings and comprehensive income and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Trust's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ProLogis Trust and subsidiaries as of December 31, 1999, and in our report dated March 21, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           ARTHUR ANDERSEN LLP



Chicago, Illinois
May 9, 2000

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with ProLogis' Consolidated Financial Statements and the notes thereto included in Item 1 of this report. See also ProLogis' 1999 Annual Report on Form 10-K.

         The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis' markets that could adversely affect demand for ProLogis' facilities and the creditworthiness of ProLogis' customers,
(ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations, (iii) increased or unanticipated competition for distribution facilities in ProLogis' target markets and (iv) those factors discussed in ProLogis' 1999 Annual Report on Form 10-K.

Results of Operations

         Net earnings attributable to Common Shares increased by $43.8 million to $44.9 million for the first quarter of 2000 from $1.1 million for the first quarter of 1999.

        The increase in net earnings attributable to Common Shares in 2000 over 1999 was primarily the result of:

    o an increase of $12.2 million in net operating income from property operations (after deductions for depreciation), primarily the result of the increased number of distribution facilities in operation in 2000 as compared to 1999 (the Meridian Merger which was completed on March 30, 1999 added 32.2 million square feet of facilities to ProLogis' operating portfolio. See "-- Meridian Merger");

    o an increase of $5.6 million in other real estate income, primarily profits earned in the CDFS business from dispositions of facilities developed;

    o a decrease of $1.8 million of net foreign currency exchange losses in 2000 of $6.5 million ($7.0 million resulting from the remeasurement of intercompany and other debt) as compared to net foreign currency exchange losses of $8.3 million ($8.4 million resulting from the remeasurement of intercompany and other debt) in 1999;

    o an increase of $30.6 million in income from ProLogis' investments in unconsolidated entities due to: an increase in the earnings from ProLogis Kingspark in 2000 (see "--Corporate Distribution Facilities Services Business"); earnings from the ProLogis European Properties Fund, ProLogis European Properties S.a.r.l. and ProLogis California, a portion of whose operations was recognized on a consolidated basis in 1999 (see "--Property Operations"); and an increase in the earnings of ProLogis' temperature-controlled distribution operations (see"-- Temperature-Controlled Distribution Operations).

    o a $4.4 million increase in gains recognized on the disposition of facilities from ProLogis' property operations segment.

        These increases in net earnings in 2000 were partially offset by:

    o an increase of $11.1 million in interest expense due to higher average debt balances in 2000;

    o an increase of $2.8 million in general and administrative expenses, due to the continued expansion of the organizational infrastructure in Europe.

        Preferred share dividends and weighted average Common Shares outstanding both increased in 2000 as compared to 1999 primarily attributable to the issuance of Common Shares and Series E preferred shares related to the Meridian Merger on March 30, 1999 (see "-- Meridian Merger").

   Property Operations

         ProLogis owned (directly or through consolidated subsidiaries) 1,266 operating facilities totaling 127.8 million square feet as of March 31, 2000. In addition, as of March 31, 2000, ProLogis California (in which ProLogis has a 50% ownership interest) owned 78 operating facilities totaling 11.8 million square feet and the ProLogis European Properties Fund (in which ProLogis' ownership interest was approximately 44.6% as of March 31, 2000) owned 80 operating facilities totaling 10.3 million square feet.

         As of March 31, 1999, ProLogis owned 1,369 operating facilities totaling 140.9 million square feet (246 facilities and 32.2 million square feet were acquired on March 30, 1999 as part of the Meridian Merger and were not in ProLogis' operations during the first quarter of 1999). In addition, ProLogis owned 100% of the preferred stock (representing substantially all of the economic benefits) of ProLogis Garonor (which owned 54 operating facilities totaling 5.2 million square feet as of March 31, 1999). This investment was accounted for under the equity method from December 29, 1998 (the date of acquisition) until June 29, 1999. On June 29, 1999, ProLogis Garonor became a wholly owned subsidiary of ProLogis and its results of operations after that date have been consolidated along with ProLogis' other wholly owned subsidiaries and partnerships.

         Under  the  equity  method,  ProLogis  recognizes  its share of the net earnings of certain entities that are part of ProLogis' property operations segment: (i) ProLogis Garonor from December 29, 1998 to June 29, 1999; (ii) ProLogis California beginning August 26, 1999; and (iii) the ProLogis European Properties Fund beginning September 23, 1999 which includes the ProLogis European Properties S.a.r.l. since January 7, 2000. The operations of ProLogis Garonor are included in the ProLogis European Properties S.a.r.l. in 2000. The amounts recognized under the equity method are based on the net earnings of the unconsolidated entity and include interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis Garonor, the ProLogis European Properties Fund and the ProLogis European Properties S.a.r.l.). See Note 3 to ProLogis' Consolidated Financial Statements in Item 1.

         ProLogis' net operating income from the property operations segment was as follows for the three months ended March 31, 2000 and 1999 (in thousands) (see Note 9 to ProLogis' Consolidated Financial Statements in Item 1):

                                                           Three Months Ended
                                                               March  31,
                                                          -------------------
                                                            2000        1999
                                                          --------  ---------
Properties directly owned by ProLogis and its
 consolidated entities:
  Rental income......................................     $120,809  $  97,161
  Property operating expenses........................        6,547      7,189
                                                          --------  ---------
          Net operating income.......................      114,262     89,972
                                                          --------  ---------
Income from ProLogis California......................        3,099         --
Income from the  ProLogis  European  Properties
  Fund...............................................        7,324         --
Income from the  ProLogis  European  Properties
  S.a.r.l............................................        4,928         --
Loss from ProLogis Garonor...........................           --     (5,709)
                                                          --------  ---------
          Total property operations segment..........     $129,613  $  84,263
                                                          ========  =========

        Rental income increased by $23.6 million in 2000 as compared to 1999. This increase is comprised of the following components:

    o facilities completed during 2000 contributed $0.3 million of additional rental income in 2000;
    o facilities acquired during 1999 contributed $24.4 million of additional rental income in 2000;
    o facilities completed during 1999 contributed $5.0 million of additional rental income 2000;
    o facilities owned and operated as of January 1, 1999 contributed $5.9 million of additional rental income in 2000; and
    o facilities that were in operation during 1999 but have subsequently been disposed of reduced rental income in 2000 by $12.0 million.

        Rental expenses, net of recoveries from tenants, decreased by $0.7 million in 2000 over 1999 primarily attributable to increases in expense recoveries. Rental expenses, before recoveries from tenants were 24.6% of rental income for 2000 and 24.8% of rental income for 1999. Total rental expense recoveries were 78.0% and 70.1% of total rental expenses in 2000 and 1999, respectively.

        ProLogis' share of the income of the ProLogis European Properties Fund and the ProLogis European Properties S.a.r.l. includes $5.1 million and $3.3 million of net foreign currency gains in 2000. ProLogis' share of ProLogis
Garonor's loss in 1999 includes the recognition of a net foreign currency exchange loss of $7.2 million resulting from the remeasurement of intercompany and other debt.

        The facilities that ProLogis develops are not always fully leased at the start of construction. In addition, ProLogis may acquire facilities that are underleased at the time of acquisition. While these situations will reduce ProLogis' overall occupancy rate below its stabilized level in the short-term, they do provide opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (but in no case longer than 12 months for facilities acquired by ProLogis and 12 months after shell completion for facilities developed by ProLogis) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation, resulting in an occupancy rate of 94.8% and a leased rate of 96.0% for stabilized facilities owned by ProLogis and its consolidated and unconsolidated entities as of March 31, 2000. The average increase in rental rates for new and renewed leases on previously leased space (5.6 million square feet) for all facilities including those owned by ProLogis' consolidated and unconsolidated entities during the first quarter of 2000 was 18.0%.

   Corporate Distribution Facilities Services Business

         ProLogis recognized income from its CDFS business segment of $23.8 million in the first quarter of 2000 and $11.9 million in the first quarter in 1999 (see Note 9 to ProLogis' Consolidated Financial Statements in Item 1). Of the total CDFS business segment income recognized, $4.8 million of income and a loss of $1.4 million represents ProLogis' 95% share of the net earnings of ProLogis Kingspark for 2000 and 1999, respectively, recognized under the equity method. Income of $19.0 million in 2000 and $13.3 million in 1999 was earned directly by ProLogis and its consolidated entities. This income consists primarily of the profits from the disposition of properties that were developed in the CDFS business segment and sold to customers or entities in which ProLogis has an ownership interest.

         In the first three months of 2000, ProLogis and its consoldiated entities disposed of an aggregate of 2.1 million square feet of properties in the CDFS business segment with aggregate net sales proceeds of $92.9 million. In the same period in 1999, ProLogis disposed of 0.8 million square feet of properties with aggregate net sales proceeds of $43.0 million. The CDFS business segment operations have increased in volume in each year, consequently, ProLogis' income from this segment has increased in each year.

         ProLogis recognizes 95% of the net earnings of ProLogis Kingspark in its results of operations. The net earnings of the ProLogis Kingspark include interest income and interest expense (net of capitalized amounts), general and administrative expenses, income taxes and foreign currency exchange gains and losses. ProLogis Kingspark's dispositions generated aggregate net sales proceeds of $24.3 million on the disposition of 0.2 million square feet and land parcels in 2000 and $0.3 million on the disposition of land parcels in 1999. ProLogis Kingspark also earned fees for developing properties under development management agreements ($1.3 million in 2000 and $0.6 million for 1999). ProLogis' share of the net earnings of ProLogis Kingspark includes $0.8 million of current and deferred income tax expense and $0.4 million of net foreign currency exchange gains for 2000. ProLogis' share of ProLogis Kingspark's net earnings for first three months in 1999 includes $1.1 million of current and deferred income tax benefit and $2.3 million of net foreign currency exchange losses.

   Temperature-Controlled Distribution Operations

         ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the net earnings (loss) of CSI and Frigoscandia was as follows (in thousands) (see Notes 3 amd 9 to ProLogis' Consolidated Financial Statements in Item 1):

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2000        1999
                                                          --------   --------
CSI..................................................     $  2,871   $  1,494
Frigoscandia.........................................       (1,674)    (3,511)
                                                          --------   --------
          Total temperature-controlled distribution
              operations segment.....................     $  1,197   $ (2,017)
                                                          ========   ========

         The net earnings of the unconsolidated entities includes interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to Frigoscandia). ProLogis recognizes 95% of the net earnings of each entity in its results of operations.
                                       23

         The increase in ProLogis' share of CSI's net earnings from 1999 to 2000 of $1.4 million is attributable primarily to the increase in cubic feet capacity in operation in 2000 over the same period in 1999 and to income from retail dedicated services.

         ProLogis' share of Frigoscandia's net earnings in 2000 and 1999 includes a net foreign currency exchange gain of $2.2 million and a net foreign currency exchange loss of $1.0 million, respectively. Excluding foreign currency exchange losses, ProLogis' share of Frigoscandia's net earnings for the three months in 2000 was approximately $1.4 million lower than for the same period in 1999. This decrease in 2000 is due to lower occupancy levels in the United Kingdom and additional general and administrative and information technology costs associated with integrating the European and North American temperature-controlled operations.

   Other Income and Expense Items

    Interest Income

         Interest income was $1.9 million in 2000, an increase of $1.2 million over the interest income recognized in 1999 of $0.7 illion, primarily the result of higher average cash balances.

    General and Administrative Expense

         General and administrative expense was $11.2 million in 2000 and $8.4 million in 1999. The increase in general and administrative expense is primarily related to ProLogis' expanded operational infrastructure in Europe.

    Depreciation and Amortization

         The increase in depreciation and amortization expense of $12.1 million in 2000 as compared to 1999 results primarily from the increases in operating facilities each year. See "--Property Operations".

    Interest Expense

         Interest expense was $42.0 million and $30.9 million in 2000 and 1999, respectively. The increase is primarily the result of the increase in the use of debt to finance investment activities beginning in 1999 and the approximately $250.0 million of additional debt that was assumed in the Meridian Merger (see "--Meridian Merger"), both of which have resulted in higher average debt balance outstanding during the three months ended March 31, 2000 as compared to the same period in 1999.

    Other Expenses

         Other expenses, which were $1.2 million in 2000 and $2.2 million in 1999, includes land holding costs and the write-off of previously capitalized pursuit costs. Land holding costs were $0.5 million in 2000 and $0.7 million in 1999. Pursuit cost write-offs were $0.7 million in 2000 and $1.5 million in 1999.

    Gain on Disposition of Real Estate

         In 2000, ProLogis disposed of 670,000 square feet of operating facilities to third parties from its property operations segment generating net sales proceeds of $26.4 million and aggregate gains of $5.1 million.

    Foreign Currency Exchange Losses

         The foreign currency exchange loss in 2000 consists of: (i) a net loss from remeasurement of intercompany and other debt of $7.0 million; (ii) net transactions gains of $2,000 (including a $56,000 gain related to the termination of certain of ProLogis' foreign currency put options contracts); and
(iii) a mark to market gain on the foreign currency put option contracts of $480,000. ProLogis recognized a net loss from remeasurement of intercompany and other debt of $8.4 million and a net transactions gain of $90,000 in 1999. Fluctuations in the foreign currency gains and losses recognized in each period are a product of movements in the exchange rates, primarily the euro and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar. During the first quarter of 2000, the euro depreciated against the U.S. dollar which is the primary source of the remeasurement losses recognized.

    Cumulative Effect of Accounting Change

         Through 1998, ProLogis capitalized costs associated with start-up activities and organization costs and amortized such costs over an appropriate period, generally five years. Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organization, pre-opening, and start-up activities be expensed as incurred, was adopted by ProLogis on January 1, 1999. Accordingly, ProLogis expensed $1.4 million of unamortized organization and start-up costs as a cumulative effect of accounting change in the first quarter of 1999. Subsequent to that date, all such costs incurred have been expensed.

   Meridian Merger

         On March 30, 1999, Meridian, a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended, the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.1 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.44 billion of real estate assets, an interest in a temperature-controlled distribution business of $28.7 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

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

       ProLogis' future investing activities within the property operations segment and the CDFS business segment are expected to consist primarily of acquiring land for future development and developing distribution facilities. Within the temperature-controlled distribution operations segment, ProLogis' future investing activities are expected to include the expansion of its current capacity through internal development and the acquisition of existing businesses operating in this industry. ProLogis' future investing activities are expected to be funded with:

    o  cash generated by operations;
    o  the proceeds from the sale of non-strategic facilities to third parties;
    o the proceeds from the sale of facilities developed to third parties or to entities in which ProLogis has an ownership interest;
    o the proceeds from the sale of facilities to the ProLogis European Properties Fund;
    o  other capital generated from the CDFS business segment; and
    o  utilization of ProLogis' unsecured lines of credit.

       In the short-term, borrowings and subsequent repayments on the unsecured lines of credit will provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. Within the ProLogis European Properties Fund, ProLogis has access to 877.7 million euros (the currency equivalent of $838.0 million as of March 31, 2000) of third party equity capital in Europe that has been committed primarily by institutional investors for the period 2000 to 2002. This capital is available to fund acquisitions of ProLogis' completed stabilized European developments by the ProLogis European Properties Fund, as well as acquisitions of other facilities from third parties. ProLogis will continue to evaluate other financing arrangements similar to the ProLogis European Properties Fund that will provide debt and equity financing to ProLogis.

       As of March 31, 2000, ProLogis had $575.0 million available for borrowing under its U.S. dollar denominated unsecured lines of credit and the currency equivalent of $135.9 million available for borrowing under its multi-currency unsecured line of credit. As of May 8, 2000, on a combined basis ProLogis had approximately $685.7 million of borrowing capacity available (see "-- Credit Facilities"). Another source of future liquidity and financial flexibility is ProLogis' shelf- registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. ProLogis currently has $608.0 million of shelf-registered securities available for issuance, subject to ProLogis' ability to effect an offering on satisfactory terms.

   Cash Operating Activities

         Cash provided by operating activities increased by $51.9 million in 2000 as compared to 1999 ($93.3 million in 2000 and $41.4 million in 1999). This increase is primarily the result of the increased number of operating facilities in 2000 over 1999. See "-- Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares for the three months in 2000 and 1999.

   Cash Investing and Cash Financing Activities

         For the three months in 2000 and 1999, ProLogis funded its investment needs primarily with lines of credit borrowings, which were subsequently repaid with cash flow from operations and proceeds from the dispositions of real estate assets (from both the property operations segment and the CDFS business segment). ProLogis' investment activities used approximately $70.9 million and $25.7 million of cash in 2000 and 1999, respectively. ProLogis' primary investing activity in 2000 was the contribution of 50.1% of the common stock of the ProLogis European Properties S.a.r.l. to the ProLogis European Properties, Fund which resulted in a decrease in cash of $18.0 million, representing the cash balances in the ProLogis European Properties S.a.r.l at the date of the contribution. ProLogis' primary investing activity in 1999 was the Meridian Merger which was financed primarily with the issuance of equity securities and the assumption of Meridian's liabilities.

         Investments in real estate (including recurring capital expenditures and tenant improvements and lease commissions on previously leased space), net of proceeds from dispositions, used cash of $34.5 million in 2000 and $65.3 million in 1999. ProLogis' cash investments in its unconsolidated entities aggregated $18.5 million in 2000 and $9.4 million in 1999.

         ProLogis' financing activities resulted in increases in cash of $7.7 million and $108.9 million in 2000 and 1999, respectively. ProLogis' primary cash financing activity in 2000 was net borrowings on its unsecured lines of credit which aggregated $75.7 million. ProLogis' primary cash financing activities in 1999 were: (i) arranging longer-term secured debt agreements that generated $439.0 million of funds; (ii) repayments of borrowings on ProLogis' unsecured lines of credit (net reduction in outstanding borrowings of $163.4 million in 1999); and (iii) cash payments associated with the Meridian Merger (paydown of Meridian's outstanding line of credit of $328.4 million and $67.6 million of payments to Meridian shareholders). See "-- Results of Operations -- Meridian Merger".

   Credit Facilities

         ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $550.0 million unsecured revolving line of credit. Borrowings bear interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 1.00% (7.1325% as of March 31, 2000). Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended for an additional year at ProLogis' option. As of March 31, 2000, there were no borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

         In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with Bank of America that matures on October 1, 2000. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the line of credit as of March 31, 2000.

         On December 17, 1999, ProLogis obtained a multi-currency, unsecured revolving line of credit in the currency equivalent of 325.0 million euros (the currency equivalent of approximately $310.3 million as of March 31, 2000) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acted as agent.

The line of credit was obtained for the purpose of funding ProLogis' European development activities. The interest rate on this multi-currency, four-year revolving line of credit is Euribor plus 0.75% or Sterling LIBOR plus 0.75%, (borrowings outstanding as of March 31, 2000 were at a weighted average interest rate of 5.04%). As of March 31, 2000, there were 182.7 million euros of borrowings (the currency equivalent of approximately $174.4 million as of March 31, 2000) outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

   Commitments

         As of March 31, 2000, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 266,000 square feet of distribution facilities at an estimated acquisition cost of $7.0 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. In addition, as of March 31, 2000, ProLogis had $384.8 million of budgeted development costs for developments in process, of which $211.3 million was unfunded.

         Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $176.8 million as of March 31, 2000. The loan bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

         ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to
15.0 million pounds sterling (the currency equivalent of approximately $23.9 million as of March 31, 2000). As of March 31, 2000 no borrowings were outstanding on the line of credit. However, as of March 31, 2000, ProLogis Kingspark had the currency equivalent of approximately $20.4 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of March 31, 2000, ProLogis had an unfunded commitment on this guarantee agreement in the currency equivalent of approximately $4.6 million.

         The ProLogis European Properties S.a.r.l. has a 200.0 million French franc unsecured loan outstanding (the currency equivalent of $29.1 million as of March 31, 2000) that has been guaranteed by ProLogis.

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

         On February 23, 2000, ProLogis paid a quarterly distribution of $0.335 per Common Share to shareholders of record as of February 9, 2000. The distribution level for 2000 was set at $1.34 per Common Share by the Board of Trustees in December 1999.

         The annual dividend rates on ProLogis' preferred shares are $2.35 per Series A preferred share, $1.75 per Series B preferred share, $4.27 per Series C preferred share, $1.98 per Series D preferred share and $2.1875 per Series E preferred share. On January 31, 2000, ProLogis paid quarterly dividends of $0.5469 per cumulative redeemable Series E preferred share. On March 31, 2000, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable Series B preferred share; $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

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

New Tax Legislation

         The REIT Modernization Act ("RMA"), which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code ("the Code") with respect to the taxation of REITs. Primarily, the RMA allows for the creation of Taxable REIT Subsidiaries ("TRS") which will allow ProLogis and other REITs to own up to 100% of a TRS (previously limited to 10% of the voting stock). Due to the previous limitations, certain of ProLogis' current taxable subsidiaries (those entities whose operations generated income that was restricted under the REIT rules) were formed as entities in which ProLogis owned 100% of the preferred stock and a third party owned 100% of the voting common stock. Accordingly, ProLogis accounted for these investments (excluding ProLogis Development Services Incorporated which is consolidated) under the equity method rather than consolidating the investments in its balance sheet and results of operations. Because ProLogis will be able to own 100% of these entities beginning on January 1, 2001, ProLogis is pursuing the purchase of the common stock of these entities from the third parties currently owning the stock. See Note 3 to ProLogis' Consolidated Financial Statements in Item 1. Funds from Operations.

         Funds from operations attributable to Common Shares increased $27.0 million to $87.8 million for 2000 from $60.8 million for 1999.

         Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Statement of Cash Flows in ProLogis' Consolidated Financial Statements in Item
1. Funds from operations should not be considered as an alternative to net income as an indicator of ProLogis' operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of the ability of ProLogis to fund its capital expenditures and investment activities and to fund other cash needs.

         Funds from operations, as published by National Association of Real Estate Investment Trusts ("NAREIT") is defined as net income (computed in accordance with GAAP), excluding gains or losses from sales of previously depreciated property and real estate related depreciation and amortization, and after adjustments for unconsolidated entities. The adjustments for unconsolidated entities are computed to reflect their funds from operations on the same basis. Funds from operations as used by ProLogis is modified from the NAREIT definition to exclude: (i) deferred income tax benefits and deferred income tax expenses of ProLogis' taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from debt transactions between ProLogis and its consolidated and unconsolidated entities; (iii) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of third party debt of ProLogis' foreign consolidated and unconsolidated entities; and (iv) mark to market adjustments related to derivative financial instruments utilized to manage ProLogis' foreign currency risks. These adjustments to the NAREIT definition are made to reflect ProLogis' funds from operations on a comparable basis with other REITs who do not engage in the types of transactions that give rise to these items.

         In October 1999, NAREIT's definition of funds from operations was changed to include non-recurring items as a component of funds from operations. The 1999 amount presented below has been restated to reflect this change. The effect of this restatement is a reduction of $936,000 to funds from operations attributable to Common Shares for the three months ended March 31, 1999. For the entire year ended December 31, 1999, the effect of the restatement is an increase of $2,000 to funds from operations attributable to Common Shares.

         Funds from operations is as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------   ---------
Net earnings attributable to Common Shares............... $  44,938   $   1,050
  Add (Deduct):
     Real estate related depreciation and
       amortization......................................    38,728      27,052
     Gain on disposition of depreciated properties.......    (5,108)       (715)
     Foreign currency exchange losses, net (1)...........     6,522       8,373
     Cumulative effect of accounting change (2)..........        --       1,440
     ProLogis' share of reconciling items of
       unconsolidated entities:
         Real estate related depreciation and
           amortization..................................    14,239      12,549
         Gain on disposition of depreciated
           properties....................................      (312)        137
         Foreign currency exchange (gains) losses, net...   (10,637)     10,245
         Deferred income tax benefit.....................      (566)       (837)
         Cumulative effect of accounting change (2)......        --       1,480
                                                          ---------   ---------
  Funds from operations attributable to Common Shares.... $  87,804   $  60,774
                                                          =========   =========
----------

(1) See "-- Results of Operations -- Other Income and Expense Items -- Foreign Currency Exchange Losses".
(2) See "-- Results of Operations -- Other Income and Expense Items -- Cumulative Effect of Accounting Change".

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

         As of March 31, 2000, no significant change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 1999 Annual Report on From 10-K.

PART II


Item 4.  Submission of Matters to Vote of Securities Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

12.1     Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated May 9, 2000
27       Financial Data Schedule

(b)      Reports on Form 8-K:

                                        Items                  Financial
               Date                    Reported                Statements
               ----                    --------                ----------

               None

                                    SIGNATURES





     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROLOGIS TRUST



                                        By: /s/  WALTER C. RAKOWICH
                                            ---------------------------
                                                 Walter C. Rakowich
                                               Managing Director and
                                              Chief Financial Officer
                                           (Principal Financial Officer)



                                         By:/s/   EDWARD F. LONG
                                            ----------------------------
                                                  Edward F. Long
                                             Senior Vice President and
                                                    Controller



                                         By:/s/   SHARI J. JONES
                                            ----------------------------
                                                  Shari J. Jones
                                                  Vice President
                                           (Principal Accounting Officer)


Date:  May 9, 2000