Form 10-Q
period 2000-06-30
PROLOGIS TRUST
filed 2000-08-11
CIK 899881

===============================================================================




                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No
-----

      The number of shares outstanding of the Registrant's common stock as of August 8, 2000 was 164,310,125.







===============================================================================

                                 ProLogis Trust

                                      Index



                                                                                                                   Page
                                                                                                                 Number(s)
                                                                                                                 --------

PART I.   Financial Information

     Item 1.    Consolidated Financial Statements:
                Consolidated Balance Sheets--June 30, 2000 and December 31, 1999.................................    3
                Consolidated Statements of Earnings and Comprehensive Income
                   --Three and six months ended June 30, 2000 and 1999..........................................     4
                Consolidated Statements of Cash Flows--Six months ended June 30, 2000
                    and 1999....................................................................................     5
                Notes to Consolidated Financial Statements......................................................  6 - 21
                Report of Independent Public Accountants........................................................    22
     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.......................................................................  23 - 31
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................    31

PART II.   Other Information

     Item 4.    Submission of Matters to a Vote of Securities Holders...........................................    32
     Item 5.    Other Information...............................................................................    32
     Item 6.    Exhibits........................................................................................    32


                                 PROLOGIS TRUST

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                               June 30,      December 31,
                                                                                 2000           1999
                                                                            -------------   -------------
                                                                             (Unaudited)      (Audited)
Real estate..............................................................   $   4,576,944   $   4,974,951
  Less accumulated depreciation..........................................         416,458         366,703
                                                                            -------------   -------------
                                                                                4,160,486       4,608,248
Investments in and advances to unconsolidated entities...................       1,253,595         940,364
Cash and cash equivalents................................................         103,346          69,338
Accounts and notes receivable............................................          54,257          46,998
Other assets.............................................................         179,906         183,092
                                                                            -------------   -------------
         Total assets....................................................   $   5,751,590   $   5,848,040
                                                                            =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit........................................................   $     262,279   $      98,700
  Senior unsecured debt..................................................       1,699,815       1,729,630
  Other unsecured debt...................................................              --          30,892
  Mortgage notes.........................................................         511,347         657,913
  Assessment bonds.......................................................          10,399          10,721
  Securitized debt.......................................................          26,452          26,952
  Accounts payable and accrued expenses..................................         114,545         117,651
  Construction payable...................................................          34,997          23,064
  Amount due to affiliate................................................             348             221
  Distributions and dividends payable....................................             729          54,939
  Other liabilities......................................................          56,942          81,549
                                                                            -------------   -------------
         Total liabilities...............................................       2,717,853       2,832,232
                                                                            -------------   -------------
Minority interest........................................................          58,896          62,072
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
    shares issued and outstanding at June 30, 2000 and
    December 31, 1999; stated iquidation preference of
    $25.00 per share.....................................................         135,000         135,000
  Series B Convertible Preferred Shares; $0.01 par value;
    6,397,402 shares issued and outstanding at June 30, 2000
    and 7,020,703  shares issued and  outstanding at December
    31, 1999; stated liquidation preference of $25.00 per share..........         159,935         175,518
  Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2000 and December 1999; stated
    liquidation preference of $50.00 per share...........................         100,000         100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at June 30, 2000 and December 31, 1999; stated
    liquidation preference of $25.00 per share...........................         250,000         250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2000 and December 31, 1999; stated
    liquidation preference of $25.00 per share...........................          50,000          50,000
  Common shares of beneficial interest; $0.01 par value; 163,413,794 shares issued and outstanding at June 30, 2000 and 161,825,466
    shares issued and outstanding at December 31, 1999...................           1,634           1,618
  Additional paid-in capital.............................................       2,699,596       2,663,350
  Employee share purchase notes..........................................         (20,830)        (22,906)
  Accumulated other comprehensive income.................................         (21,115)         (9,765)
  Distributions in excess of net earnings................................        (379,379)       (389,079)
                                                                            -------------   -------------
           Total shareholders' equity....................................       2,974,841       2,953,736
                                                                            -------------   -------------
           Total liabilities and shareholders' equity....................   $   5,751,590   $   5,848,040
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

                                 PROLOGIS TRUST

                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                  Three Months Ended          Six Months Ended
                                                                                       June 30,                   June 30,
                                                                                -----------------------   ------------------------
                                                                                   2000         1999         2000           1999
                                                                                ---------    ----------   ---------      ---------
Income:
  Rental income................................................................ $ 119,696   $ 131,251     $ 240,505      $ 228,412
  Other real estate income.....................................................    27,289       6,833        46,234         20,221
  Income (loss) from unconsolidated entities...................................     4,022      (1,928)       25,389        (11,137)
  Interest.....................................................................     2,349       1,062         4,220          1,771
                                                                                ---------   ---------     ---------      ---------
          Total income.........................................................   153,356     137,218       316,348        239,267
                                                                                ---------   ---------     ---------      ---------
Expenses:
 Rental expenses, net of recoveries of $22,575 and $45,737 for the three and six months in 2000, respectively and $20,993 and $37,876 for the three and six months in 1999, respectively and including amounts paid to affiliate of $319 and $625 for the three and six months in 2000, respectively and $242 and
   $492 for the three and six months in 1999, respectively.....................     7,584       8,976        14,131         16,165
 General and administrative, including amounts paid to affiliate of $243 and $467 for the three and six months in 2000, respectively
   and $466 and $998 for the three and six months in 1999, respectively.........   11,281       9,390        22,522         17,811
 Depreciation and amortization..................................................   37,591      39,628        77,065         66,992
 Interest.......................................................................   42,856      45,351        84,842         76,269
 Interest rate hedge expense....................................................       --          --            --            945
 Other..........................................................................    1,432         583         2,650          2,749
                                                                                ---------   ---------     ---------      ---------
                  Total expenses................................................  100,744     103,928       201,210        180,931
                                                                                ---------   ---------     ---------      ---------
Earnings from operations........................................................   52,612      33,290       115,138         58,336
Minority interest share in earnings.............................................    1,435       1,434         3,089          2,603
                                                                                ---------   ---------     ---------      ---------
Earnings before gain on disposition of real estate and foreign
  currency exchange losses......................................................   51,177      31,856       112,049         55,733
Gain (loss) on disposition of real estate.......................................   (4,801)         --           307            715
Foreign currency exchange losses, net...........................................  (11,929)     (4,012)      (18,449)       (12,295)
                                                                                ---------   ---------     ---------      ---------
Earnings before income taxes....................................................   34,447      27,844        93,907         44,153
Income taxes:
  Current income tax expense....................................................      541         221           658            595
  Deferred income tax expense...................................................      167         364           167            364
                                                                                ---------   ---------     ---------      ---------
         Total income taxes.....................................................      708         585           825            959
                                                                                ---------   ---------     ---------      ---------
Earnings before cumulative effect of accounting change..........................   33,739      27,259        93,082         43,194
Cumulative effect of accounting change..........................................       --          --            --          1,440
                                                                                ---------   ---------     ---------      ---------
Net earnings....................................................................   33,739      27,259        93,082         41,754
Less preferred share dividends..................................................   14,150      14,493        28,555         27,938
                                                                                ---------   ---------     ---------      ---------
Net earnings attributable to Common Shares......................................   19,589      12,766        64,527         13,816

Other comprehensive income:
  Foreign currency translation adjustments......................................   11,224       1,975       (11,350)         1,534
                                                                                ---------   ---------     ---------      ---------
Comprehensive income............................................................$  30,813   $  14,741     $  53,177      $  15,350
                                                                                =========   =========     =========      =========
Weighted average Common Shares outstanding - Basic..............................  163,148     162,004       162,644        142,974
                                                                                =========   =========     =========      =========
Weighted average Common Shares outstanding - Diluted............................  163,730     162,209       163,370        143,110
                                                                                =========   =========     =========      =========
Basic per share net earnings attributable to Common Shares:
  Earnings before cumulative effect of accounting change........................$    0.12   $    0.08     $    0.40      $    0.11
  Cumulative effect of accounting change........................................       --          --            --          (0.01)
                                                                                ---------   ---------     ---------      ---------
         Net earnings attributable to Common Shares.............................$    0.12   $    0.08     $    0.40      $    0.10
                                                                                =========   =========     =========      =========
Diluted per share net earnings attributable to Common Shares:
Earnings before cumulative effect of accounting change..........................$    0.12   $    0.08     $    0.39      $    0.11
Cumulative effect of accounting change..........................................       --          --            --          (0.01)
                                                                                ---------   ---------     ---------      ---------
         Net earnings attributable to Common Shares.............................$    0.12   $    0.08     $    0.39      $    0.10
                                                                                =========   =========     =========      =========
         Distributions per Common Shares........................................$   0.335   $  0.3272     $  0.6700      $  0.6455
                                                                                =========   =========     =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Six Months Ended,
                                                                                         June 30,
                                                                                --------------------------
                                                                                   2000           1999
                                                                                -----------    -----------
Operating activities:
  Net earnings.............................................................     $    93,082    $    41,754
  Minority interest share in earnings......................................           3,089          2,603
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization.......................................          77,065         66,992
       Gain on disposition of real estate..................................            (307)          (715)
       Straight-lined rents................................................          (3,690)        (4,632)
       Amortization of deferred loan costs.................................           2,020          2,046
       Stock-based compensation............................................           1,325          1,125
       (Income) loss from unconsolidated entities..........................         (19,940)        11,137
       Foreign currency exchange losses, net...............................          13,687         12,402
       Interest rate hedge expense.........................................              --            945
       Cumulative effect of accounting change .............................              --          1,440
  Increase in accounts receivable and other assets.........................         (22,530)       (27,354)
  Increase (decrease) in accounts payable, accrued expenses and other
     liabilities...........................................................          45,435         (3,571)
  Increase in amount due to affiliate......................................             127            240
                                                                                -----------    -----------
        Net cash provided by operating activities..........................         189,363        104,412
                                                                                -----------    -----------
Investing activities:
  Real estate investments..................................................        (304,848)      (197,842)
  Tenant improvements and lease commissions on previously leased space.....         (10,821)        (8,079)
  Recurring capital expenditures...........................................         (12,762)       (10,659)
  Proceeds from dispositions of real estate................................         242,798        102,392
  Investments in and advances to unconsolidated entities...................         (48,524)      (139,841)
  Cash balances contributed with ProLogis European Properties S.a.r.l......         (17,968)            --
  Cash acquired in Meridian Merger.........................................              --         48,962
                                                                                -----------    -----------
        Net cash used in investing activities..............................        (152,125)      (205,067)
                                                                                -----------    -----------
Financing activities:
  Proceeds from exercised warrants and options and dividend reinvestment
     and share purchase plan...............................................          10,628            946
  Proceeds from secured financing transactions.............................              --        466,000
  Proceeds from issuance of senior unsecured debt..........................              --        500,000
  Debt issuance and other transaction costs incurred.......................          (4,212)       (56,258)
  Distributions paid on Common Shares (including $11,132 paid to Meridian
     shareholders in 1999).................................................        (109,037)      (103,276)
  Distributions paid to minority interest holders..........................          (3,728)        (3,393)
  Dividends paid on preferred shares (includes $729 paid to Meridian
     shareholders in 1999).................................................         (28,555)       (27,938)
  Principal payments on senior unsecured debt..............................         (30,000)       (12,500)
  Principal payments received on and retirements of employee share
     purchase notes........................................................           2,076          1,968
  Proceeds from (payments on) derivative financial instruments.............             366        (26,996)
  Payments to Meridian shareholders........................................              --        (67,581)
  Proceeds from lines of credit and short-term borrowings..................         465,829      1,202,645
  Payments on lines of credit and short-term borrowings....................        (302,250)    (1,430,345)
  Payment on line of credit assumed in Meridian Merger.....................              --       (328,400)
  Regularly scheduled principal payments on mortgage notes.................          (3,597)        (6,795)
  Principal payments on mortgage notes at maturity and prepayments.........            (750)       (10,130)
                                                                                -----------    -----------
        Net cash provided by (used in) financing activities................          (3,230)        97,947
                                                                                -----------    -----------
Net increase (decrease) in cash and cash equivalents.......................          34,008         (2,708)
Cash and cash equivalents, beginning of period.............................          69,338         63,140
                                                                                -----------    -----------
Cash and cash equivalents, end of period...................................     $   103,346    $    60,432
                                                                                ===========    ===========


See Note 9 for information on non-cash investing and financing activities.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


1.  General:

   Business

         ProLogis Trust ("ProLogis") is a publicly held real estate investment trust ("REIT") that owns and operates a global network of distribution facilities. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Integrated Solutions Group, utilizes ProLogis' international network of distribution facilities to meet its customer's distribution space needs globally. ProLogis believes it has distinguished itself from its competition by developing an organizational structure and service delivery system built around its customers. ProLogis has organized its business into three operating segments: property operations, corporate distribution facilities services business and temperature-controlled distribution operations. See Note 10.

   Principles of Financial Presentation

         The consolidated financial statements of ProLogis as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with ProLogis' December 31, 1999 audited consolidated financial statements contained in ProLogis' 1999 Annual Report on Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year. Certain of the 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

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

         On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owned Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the common stock of Garonor Holdings. ProLogis accounted for this investment in Garonor Holdings under the equity method of accounting. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common stock and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings were consolidated in ProLogis' financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from January 1, 1999 through June 29, 1999 are reflected by ProLogis under the equity method of accounting. ProLogis Garonor was transferred to the ProLogis European Properties S.a.r.l. prior to ProLogis contributing 50.1% of the common stock of ProLogis European Properties S.a.r.l. to the ProLogis European Properties Fund on January 7, 2000. See Note 3.

   Foreign Currency Exchange Gains or Losses

         ProLogis' consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders' equity. ProLogis and its foreign subsidiaries have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are remeasured at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are included in ProLogis' results of operations. In addition, gains or losses occur when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

         The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                         -----------------------   -----------------------
                                                            2000          1999         2000        1999
                                                         ----------   ----------   ----------   ----------
         Losses from the remeasurement of third
           party debt and remeasurement and
           settlement of intercompany debt.............  $  (11,984)  $   (4,029)  $  (19,008)  $  (12,403)
         Gains from the settlement of foreign
           currency put option contracts...............          60           --          117           --
         Mark to market  gains  (losses)  on foreign
           currency put option contracts (1)...........          (3)          --          477           --
         Other gains (losses), net.................              (2)          17          (35)         108
                                                         ----------   ----------   ----------   ----------

                                                         $  (11,929)  $   (4,012)  $  (18,449)  $  (12,295)
                                                         ==========   ==========   ==========   ==========

----------
(1) ProLogis entered into foreign currency put option contracts related to its operations in Europe for 2000. These put option contracts do not qualify for hedge accounting treatment, therefore, ProLogis marks these contracts to market as of the end of the applicable accounting periods.

   Accounting for Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and early adoption is allowed. SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", issued in June 2000, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. Management is still evaluating the effects this standard will have on ProLogis' consolidated financial position, results of operations or financial statement disclosures based on the derivative financial instruments currently employed by ProLogis.

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

2.  Real Estate

   Investments in Real Estate

         Real estate investments consisting of income producing distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                         June 30,           December 31,
                                                                           2000                1999
                                                                       -----------          -----------
           Operating facilities:
             Improved land........................................     $   649,104 (1)      $   736,605 (1)
             Buildings and improvements...........................       3,596,317 (1)        3,871,396 (1)
                                                                       -----------          -----------
                                                                         4,245,421            4,608,001
                                                                       -----------          -----------
           Facilities under development (including cost of land)..         140,765 (2)(3)       186,169 (2)

           Land held for development..............................         178,223 (4)          163,696 (4)
           Capitalized preacquisition costs.......................          12,535 (5)           17,085 (5)
                                                                       -----------          -----------
                     Total real estate............................       4,576,944            4,974,951
           Less accumulated depreciation..........................         416,458              366,703
                                                                       -----------          -----------
                                                                       $ 4,160,486          $ 4,608,248 (6)
                                                                       ===========          ===========

----------
(1) As of June 30, 2000 and December 31, 1999, ProLogis had 1,249 and 1,328 operating facilities, respectively, consisting of 126,723,000 and 133,689,000 square feet, respectively.
(2) Facilities under development consist of 47 buildings aggregating 8,920,000 square feet as of June 30, 2000 and 51 buildings aggregating 10,721,000 square feet as of December 31, 1999.
(3) In addition to the June 30, 2000 construction payable of $35.0 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $220.0 million.
(4) Land held for future development consisted of 1,730 acres as of June 30, 2000 and 1,798 acres as of December 31, 1999.
(5) Capitalized preacquisition costs include $916,000 and $6,253,000 of funds on deposit with title companies as of June 30, 2000 and December 31, 1999, respectively.
(6) On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities, the ProLogis European Properties S.a.r.l. that owned real estate with a net book value of $334.9 million as of December 31, 1999 to the ProLogis European Properties Fund. ProLogis is obligated to contribute the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. See Note 3.

         ProLogis' operating facilities, facilities under development and land held for future development are located in North America (the United States and Mexico) and eight countries in Europe. No individual market represents more than 10% of ProLogis' real estate assets.
   Operating Lease Agreements

         ProLogis leases its facilities to customers under agreements that are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of June 30, 2000, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

                  Remainder of 2000......................................   $   254,602
                  2001...................................................       450,889
                  2002...................................................       369,457
                  2003...................................................       280,257
                  2004...................................................       206,470
                  2005 and thereafter....................................       615,740
                                                                            -----------
                                                                            $ 2,177,415
                                                                            ===========

         ProLogis' largest customer (based on rental income) accounted for 1.54% of ProLogis' rental income (on an annualized basis) for the six months ended June 30, 2000. The annualized base rent for ProLogis' 20 largest customers (based on rental income) accounted for 11.31% of ProLogis' rental income (on an annualized basis) for the six months ended June 30, 2000.

3.  Unconsolidated Entities:

         Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                                     June 30,        December 31,
                                                                       2000             1999
                                                                    ---------        ----------
                     Insight (1)...............................     $    2,440       $    2,442
                                                                    ----------       ----------
                     ProLogis Logistics:
                       Investment (2)..........................          9,144           11,549
                       Notes receivable (3)....................        170,783          158,796
                       Accrued interest and other receivables..         28,032           22,262
                                                                    ----------       ----------
                                                                       207,959          192,607
                                                                    ----------       ----------
                     Frigoscandia S.A.:
                       Investment (2)..........................        (31,276)         (17,396)
                       Notes receivable........................        205,192          209,314
                       Accrued interest and other receivables..         29,652           22,090
                                                                    ----------       ----------
                                                                       203,568          214,008
                                                                    ----------       ----------
                     Kingspark S.A.:
                       Investment (2)..........................         13,067           23,584
                       Notes receivable........................        252,440          197,611
                       Mortgage notes receivable...............        111,735          140,668
                       Accrued interest and other receivables..         21,711           19,908
                                                                    ----------       ----------
                                                                       398,953          381,771
                                                                    ----------       ----------
                     ProLogis California:
                       Investment (4)..........................        132,464          121,325
                       Other receivables.......................          2,327            3,235
                                                                    ----------       ----------
                                                                       134,791          124,560
                                                                    ----------       ----------
                     ProLogis European Properties Fund:
                       Investment (5)..........................        125,234           32,800
                       Other receivables (payables)............          2,489           (7,824)
                                                                    ----------       ----------
                                                                       127,723           24,976
                                                                    ----------       ----------
                     ProLogis European Properties S.a.r.l.:
                       Investment (6)..........................         89,956               --
                       Note receivable.........................         18,973               --
                                                                    ----------       ----------
                                                                       108,929               --
                                                                    ----------       ----------
                     ProLogis North American Properties Fund I:
                       Investment (7)..........................         10,838               --
                       Note receivable.........................         44,600               --
                                                                    ----------       ----------
                                                                        55,438               --
                                                                    ----------       ----------
                     ProLogis Principal:
                       Investment (8)..........................            126               --
                       Note receivable.........................         13,250               --
                                                                    ----------       ----------
                                                                        13,376               --
                                                                    ----------       ----------
                     ProLogis Equipment Services (9)...........            418               --
                                                                    ----------       ----------
                               Total...........................     $1,253,595       $  940,364
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

(5) Investment represents ProLogis' equity investment in the ProLogis European Properties Fund, including acquisition costs, as adjusted for ProLogis' share of the earnings of the ProLogis European Properties Fund, the portion of the gain from the disposition of facilities to the ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in the ProLogis European Properties Fund and cumulative translation account adjustments, as appropriate.
(6) Investment represents ProLogis' investment in 49.9% of the common stock of the ProLogis European Properties S.a.r.l., a Luxembourg company, as adjusted for ProLogis' share of the earnings of the ProLogis European Properties S.a.r.l. Prior to January 7, 2000, ProLogis owned 100% of the common stock of the ProLogis European Properties S.a.r.l. and the accounts of this entity were consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. On January 7, 2000, ProLogis contributed 50.1% of the common stock to the ProLogis European Properties Fund in exchange for an equity interest. ProLogis is obligated to contribute the remaining 49.9% of the common stock of the ProLogis European Properties S.a.r.l. to the ProLogis European Properties Fund in January 2001.
(7) Investment represents ProLogis' equity investment in ProLogis North American Properties Fund I LLC, a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for the portion of the gain from the disposition of facilities from ProLogis to ProLogis North American Properties Fund I that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis North American Properties Fund I.
(8) Investment represents ProLogis' equity investment in ProLogis Iowa I LLC ("ProLogis Principal"), a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for the portion of the gain from the disposition of facilities from ProLogis to ProLogis Principal that does not quality for income recognition due to ProLogis' continuing ownership in ProLogis Principal.
(9) Investment represents ProLogis' equity investment in ProLogis Equipment Services LLC, a limited liability company whose members are ProLogis Development Services Incorporated (a consolidated subsidiary of ProLogis) and a subsidiary of Dana Commercial Credit Corporation. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment.

   ProLogis Logistics

         ProLogis owns 100% of the preferred stock of ProLogis Logistics. On April 24, 1997, ProLogis Logistics acquired a 60% interest in CSI, a temperature-controlled distribution company operating in the United States. From that date to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. On June 12, 1998, ProLogis Logistics increased its ownership interest in CSI to 100%. As of June 30, 2000, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics. As of June 30, 2000, CSI owned or operated temperature-controlled distribution facilities aggregating 182.2 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities). Of the total,
6.3 million cubic feet was under development. The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes 95% of the economic benefits of the activities of ProLogis Logistics and its subsidiaries.

         As of June 30, 2000, ProLogis had the following notes receivable outstanding:

         o $141.8 million unsecured note from ProLogis Logistics; interest at 8.0% per annum; due on April 24, 2002;
         o $24.0 million of secured notes from CSI (originally MRI notes); interest at 9.5% per annum; due March 2004; and
         o $5.0 million of unsecured notes from CSI (originally MRI notes); interest at 10.4% per annum; due March 2004.

         ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the notes receivable) from its investment in ProLogis Logistics of $3.0 million, and $5.9 million for the three and six months in 2000 and $3.1 million and $4.6 million for the three and six months in 1999, respectively.

   Frigoscandia S.A.

         On January 16, 1998, ProLogis invested in Frigoscandia Holding S.A. ("Frigoscandia S. A.") by acquiring 100% of its preferred stock. Also on January 16, 1998, Frigoscandia S.A., a Luxembourg company, acquired Frigoscandia AB, a temperature-controlled distribution company headquartered in Sweden. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of June 30, 2000, Frigoscandia AB, which operates in ten European countries, owned or operated 192.1 million cubic feet of temperature-controlled distribution facilities. As of June 30, 2000, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. The common stock of Frigoscandia S.A. is owned by a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

        As of June 30, 2000, ProLogis had the following notes receivable outstanding:

    o 776.6 million Swedish krona (the currency equivalent of approximately $88.5 million as of June 30, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;
    o 0.8 million euro (the currency equivalent of approximately $0.7 million as of June 30, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;
    o $87.8 million unsecured note from Frigoscandia S.A.; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and
    o 18.6 million pound sterling (the currency equivalent of approximately $28.2 million as of June 30, 2000) unsecured, non-interest bearing note from a subsidiary of Frigoscandia Holding AB; due on demand.

        ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized losses of $3.4 million and of $5.1 million for the three and six months in 2000 and $3.4 million and $6.9 million for the three and six months in 1999, respectively, (including interest income on the notes receivable).

        Frigoscandia AB has a 360.0 million Deutsche Mark, multi-currency revolving credit agreement through a consortium of 11 European banks. As of June 30, 2000, the currency equivalent of approximately $175.4 million was outstanding. The loan matures in September 2001 and bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) plus 1.15%. ProLogis has entered into a guarantee agreement for 25% of the loan balance.


   Kingspark S.A.

         On August 14, 1998, ProLogis invested in Kingspark Holding S.A. ("Kingspark S.A.") by acquiring 100% of its preferred stock. Also on August 14, 1998, Kingspark S.A., a Luxembourg company, acquired a real estate development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"). As of June 30, 2000, ProLogis Kingspark had 649,000 square feet of operating facilities, 2.5 million square feet of facilities under development and 612,000 square feet of facilities that it was developing under development management agreements. Additionally, as of June 30, 2000, ProLogis Kingspark owned 360 acres and controlled 1,427 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by ProLogis Kingspark has the capacity for the future development of
28.0 million square feet of facilities. As of June 30, 2000, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is owned by a limited liability company, in which unrelated third parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Kingspark S.A. and its subsidiaries.

        ProLogis had the following amounts outstanding as of June 30, 2000:

    o the currency equivalent of $127.5 million outstanding on a loan facility that provides for unsecured borrowings of up to 200 million pounds sterling (the currency equivalent of approximately $303.7 million); interest at 8.0% per annum; outstanding borrowings due on demand; the facility terminates on September 1, 2000;
    o $124.9 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand;
    o 42.0 million pound sterling (the currency equivalent of approximately $63.8 million, as of June 30, 2000) mortgage note from ProLogis Kingspark; interest at 8.0% per annum; secured by land parcels; due on demand; and
    o 31.5 million pound sterling (the currency equivalent of approximately $47.9 million as of June 30, 2000) of mortgage notes from subsidiaries of Kingspark S.A.; interest at 7.0% per annum; secured by land parcels; due on demand.

        ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized income of $4.5 million and $9.3 million for the three and six months in 2000 and $5.0 million and $3.6 million for the three and six months in 1999, respectively, (including interest income on the mortgage notes and notes receivable and the loan facility) from its investment in Kingspark S.A. ProLogis' share of Kingspark S.A.'s income for the three and six months ended June 30, 2000 includes a net gain of $0.3 million and $0.8 million, respectively, from the disposition of facilities developed by ProLogis Kingspark to the ProLogis European Properties Fund. The gain recognized is net of $0.2 million and $0.6 million for the three and six months in 2000, respectively, which did not qualify for income recognition by ProLogis due to ProLogis' continuing ownership in the ProLogis European Properties Fund.

        ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to
15.0 million pounds sterling (the currency equivalent of approximately $22.8 million as of June 30, 2000) and has been guaranteed by ProLogis. As of June 30, 2000, no borrowings were outstanding on the line of credit. However, as of June 30, 2000, ProLogis Kingspark had the currency equivalent of approximately $15.2 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of June 30, 2000, ProLogis had an unfunded commitment on this guarantee agreement in the currency equivalent of approximately $1.7 million.


   ProLogis California I LLC

         ProLogis California began operations on August 26, 1999 as a limited liability company whose members are ProLogis and New York State Common Retirement Fund ("NYSCRF"). ProLogis California operates 79 operating facilities aggregating 12.5 million square feet, all in the Los Angeles market. All of the facilities were acquired from ProLogis. As of June 30, 2000, ProLogis and NYSCRF each had an equity interest in ProLogis California of $167.3 million. ProLogis received distributions aggregating $3.0 million and $5.4 million for the three and six months ended June 30, 2000. ProLogis provides property management, leasing and development management services to ProLogis California and earns fees for these services.

         ProLogis' total investment in ProLogis California as of June 30, 2000 consisted of (in millions):

                   Equity interest...........................................  $  167.3
                   Distributions.............................................     (15.2)
                   ProLogis' share of ProLogis California's earnings,
                     excluding fees earned...................................       7.2
                                                                               --------
                        Subtotal.............................................     159.3
                   Adjustments to carrying value (1).........................     (28.3)
                   Other, including acquisition costs........................       1.5
                                                                               --------
                                                                                  132.5
                   Other receivables.........................................       2.3
                                                                               --------
                        Total................................................  $  134.8
                                                                               ========

----------
(1) Reflects the reduction in carrying value for amount of net gain on the disposition of properties to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.

         ProLogis accounts for its investment in ProLogis California under the equity method. ProLogis recognized $3.0 million and $6.1 million of income, including management, leasing and development fees of $0.6 million and $1.3 million for the three and six months ended June 30, 2000 from its investment in ProLogis California, respectively.

   ProLogis European Properties Fund

         The ProLogis European Properties Fund was formed on September 16, 1999 and began operations on September 23, 1999. As of June 30, 2000, the ProLogis European Properties Fund owned 90 buildings aggregating 11.7 million square feet (including 60 facilities aggregating 6.6 million square feet owned by the ProLogis European Properties S.a.r.l.). Of these facilities, all but six facilities aggregating 0.7 million square feet were acquired from ProLogis or ProLogis Kingspark.

         On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities, the ProLogis European Properties S.a.r.l., to the ProLogis European Properties Fund in exchange for an equity interest. The ProLogis European Properties S.a.r.l. owned 6.6 million square feet of operating facilities with a net book value of $334.9 million and held third party debt of $173.6 million as of December 31, 1999. ProLogis is obligated to contribute the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. As of June 30, 2000, ProLogis has a 42.1% ownership interest in the ProLogis European Properties Fund.

         Third parties (19 institutional investors) have invested 209.6 million euros (the currency equivalent of approximately $200.9 million as of June 30,
2000) in the ProLogis European Properties Fund and have committed to fund an additional 850.7 million euros (the currency equivalent of approximately $815.3 million as of June 30, 2000) through 2002. ProLogis has also entered into a subscription agreement to make additional capital contributions (including the remaining 49.9% of the common stock of the ProLogis European Properties S.a.r.l.) of 188.9 million euros (the currency equivalent of approximately $181.1 million as of June 30, 2000) to the ProLogis European Properties Fund through 2002.

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

         ProLogis' total investment in the ProLogis European Properties Fund as of June 30, 2000 consisted of (in millions of U.S. dollars):

                       Equity interest........................................     $ 133.2
                       ProLogis' share of the ProLogis European Properties
                          Fund's Earnings, excluding fees earned..............         2.5
                                                                                   -------
                            Subtotal..........................................       135.7
                       Adjustments to carrying value (1)......................       (12.3)
                       Other, net.............................................         1.8
                                                                                   -------
                                                                                     125.2
                       Other receivables                                               2.5
                                                                                   -------
                            Total.............................................     $ 127.7
                                                                                   =======

---------
(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to the ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in the ProLogis European Properties Fund.

         ProLogis accounts for its investment in the ProLogis European Properties Fund under the equity method, based upon its average ownership interest during the applicable period. ProLogis recognized a loss of $3.0 million and income of $4.3 million, including management fees of $1.2 million and $2.3 million for the three and six months ended June 30, 2000, respectively, from its investment in the ProLogis European Properties Fund.

   ProLogis European Properties S.a.r.l.

         ProLogis owns 49.9% of the common stock of the ProLogis European Properties S.a.r.l. and recognizes 49.9% of the income of this entity under the equity method. The ProLogis European Properties Fund owns the remaining 50.1% of the common stock of the ProLogis European Properties S.a.r.l. and recognizes 50.1% of the income of this entity in its income. ProLogis recognized a loss of $53,000 and income of $4.9 million under the equity method for the three and six months ended June 30, 2000 from its investment in the 49.9% of the common stock of the ProLogis European Properties S.a.r.l.

         As of June 30, 2000, the ProLogis European  Properties  S.a.r.l.  owned
6.1 million square feet of distribution facilities in France (including ProLogis Garonor's 5.0 million square feet), 0.4 million square feet of distribution facilities in Poland and 0.1 million square feet of distribution facilities in the Netherlands. Additionally, the ProLogis European Properties S.a.r.l. had the currency equivalent of $156.4 million of debt (including $29.5 million of unsecured debt that is guaranteed by ProLogis) outstanding as of June 30, 2000.


   ProLogis North American Properties Fund I

         ProLogis North American Properties Fund I LLC began operations on June 30, 2000, as a limited liability company whose members are ProLogis and the State Teachers Retirement Board of Ohio. ProLogis North American Properties Fund I operates seventeen operating facilities aggregating 3.8 million square feet. As of June 30, 2000, ProLogis had a 20% interest in ProLogis North American Properties Fund I. ProLogis accounts for its investment in ProLogis North American Properties Fund I under the equity method. No income was reported for the six months ended June 30, 2000 as the company was formed on June 30, 2000. As of June 30, 2000, ProLogis has a $44.6 million note receivable from ProLogis North American Properties Fund I which earns interest at a rate of LIBOR plus 1.5% per annum, and due November 2000.

     ProLogis North American Properties Fund I intends to acquire additional stabilized operating facilities developed by ProLogis. Stabilized facilities have been defined for purposes of ProLogis North American Properties Fund I as facilities that meet certain construction parameters, minimum leasing criteria and minimum net operating yields. ProLogis North American Properties Fund I is under no obligation to acquire the facilities that ProLogis develops if they do not meet the established criteria. ProLogis has an agreement to manage ProLogis North American Properties Fund I for a fee for a ten-year period, unless terminated at an earlier date as provided under the terms of the agreement.

         ProLogis total investment in ProLogis North American Properties Fund I as of June 30, 2000 consisted of (in millions):

                            Equity interest.............................   $     14.8
                            Adjustments to carrying value (1)...........         (4.8)
                            Other, net..................................          0.8
                                                                           ----------
                                                                                 10.8
                            Note receivable.............................         44.6
                                                                            ---------
                                     Total..............................    $    55.4
                                                                            =========

----------
(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to ProLogis North American Properties Fund I that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis North American Properties Fund I.

   ProLogis Principal

         ProLogis Principal began operations on June 30, 2000, as a limited liability company whose members are ProLogis and Principal Financial Group. ProLogis Principal owns three operating facilities acquired from ProLogis aggregating 440,000 square feet. As of June 30, 2000, ProLogis had a 20% interest in ProLogis Principal. ProLogis' $0.6 million equity investment in ProLogis Principal has been reduced by $0.5 million which represents the amount of net gain on the disposition of facilities to ProLogis Principal that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis Principal. ProLogis accounts for its investment in ProLogis Principal under the equity method. No income has been reported for the six months ended June 30, 2000 as the company was formed on June 30, 2000. As of June 30, 2000, ProLogis has a $13.2 million note receivable from ProLogis Principal that earns interest at 8.25% per annum and is due December 2000. ProLogis has an agreement to manage ProLogis Principal's properties for a fee pursuant to a four-year agreement.

   Summarized Financial Information

         Summarized financial information for ProLogis' unconsolidated entities as of and for the six months ended June 30, 2000 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                                                  ProLogis
                                                                                    ProLogis       North
                             ProLogis                                               European      American
                             Logistics  Frigoscandia  Kingspark     ProLogis       Properties    Properties    ProLogis
                                (1)       S.A. (1)     S.A. (1)  California (2)     Fund (3)     Fund I (4)  Principal (4)
                             --------   ------------ ---------   --------------    ----------    ----------  ------------

       Total assets.......... $ 358.2    $ 514.8     $  489.4       $   591.4       $ 757.1       $ 180.0      $    16.1
       Total liabilities (5). $ 348.4    $ 552.0     $  473.7       $   272.1       $ 383.0       $ 105.9      $    13.2
       Minority interest..... $    --    $   0.9     $     --       $      --       $  90.0       $    --      $      --
       Equity................ $   9.8    $ (38.1)    $   15.7       $   319.3       $ 284.1       $  74.1      $     2.9
       Revenues.............. $ 166.3    $ 191.5     $   10.8 (6)   $    30.6       $  25.7       $    --      $      --
       Adjusted EBITDA (7)... $  16.4    $  17.6     $    7.3       $    25.0       $  21.8       $    --      $      --
       Net earnings (loss)
       (8) (9)............... $   (2.5)  $ (10.2)(10)$   (1.9)(11)  $     8.9       $   8.7(12)   $    --      $      --

----------
(1)     ProLogis had a 95% economic interest in each entity as of June 30, 2000.
(2)     ProLogis had a 50% equity interest as of June 30, 2000.
(3) ProLogis had a 42.1% equity interest as of June 30, 2000. The ProLogis European Properties S.a.r.l. is consolidated with the ProLogis European Properties Fund. Minority interest represents ProLogis' 49.9% investment in the common stock of the ProLogis European Properties S.a.r.l.
(4) ProLogis had a 20% equity interest in each entity as of June 30, 2000. These entities were formed on June 30, 2000. Accordingly, no income under the equity method is reported for the six months ended June 30, 2000.

(5) Includes amounts due to ProLogis of $198.8 million from ProLogis Logistics, $234.8 million from Frigoscandia S.A., $385.9 million from Kingspark S.A., $2.3 million from ProLogis California, $21.5 million from the ProLogis European Properties Fund and the ProLogis European Properties S.a.r.l., $44.6 million from ProLogis North American Properties Fund I and $13.3 million from ProLogis Principal and loans from third parties (including accrued interest) of $96.5 million for ProLogis  Logistics,  $198.5 million for Frigoscandia  S.A.,  $262.9 million for ProLogis California, $311.8 million for the ProLogis European Properties Fund and $37.7 million for ProLogis North American Properties Fund I.
(6) Includes $6.1 million of gains related to the disposition of facilities, including $1.5 million from the disposition of facilities to the ProLogis European Properties Fund.
(7) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, gains and losses on real estate dispositions and foreign currency exchange gains and losses.
(8) ProLogis' share of the net earnings (loss) of the respective entities and interest income on intercompany notes and mortgage notes receivable are recognized in the Consolidated Statements of Earnings and Comprehensive Income as "Income (loss) from unconsolidated entities".
(9) The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable.
(10)    Includes a net foreign currency exchange gain of $1.8 million.
(11)    Includes a net foreign currency exchange gain of $0.5 million.
(12)    Includes a net foreign currency exchange loss of $1.1 million.

4.  Borrowings:

   Unsecured Lines of Credit

         ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $450.0 million unsecured revolving line of credit. The credit agreement allows ProLogis to increase the available commitment by $50.0 million to a total of $500.0 million. ProLogis Logistics and ProLogis Development Services Incorporated, a consolidated subsidiary of ProLogis, may also borrow under the credit agreement with such borrowings guaranteed by ProLogis. Borrowings bear interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior unsecured debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 0.75% (7.3919% as of June 30, 2000). Additionally, the credit agreement provides for a facility fee of 0.15% per annum. The line of credit matures on June 6, 2003 and may be extended for an additional year at ProLogis' option. As of June 30, 2000, ProLogis had $45.0 million of borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

         In addition, ProLogis has a $25.0 million unsecured discretionary line of credit with Bank of America that matures on October 1, 2000. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the line of credit as of June 30, 2000.

         ProLogis has a 325.0 million euro, multi-currency, unsecured revolving line of credit (the currency equivalent of approximately $311.5 million as of June 30, 2000) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acts as agent. The interest rate on this multi-currency, four-year revolving line of credit is Euribor plus 0.75% or Sterling LIBOR plus 0.75% (borrowings outstanding as of June 30, 2000 were at a weighted average interest rate of 5.04%). As of June 30, 2000, the currency equivalent of approximately $217.3 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

   Mortgage Notes, Assessment Bonds and Securitized Debt

         Mortgage notes, assessment bonds and securitized debt consisted of the following as of June 30, 2000 (in thousands):

                                                                                                 Balloon
                                                                         Periodic                Payment
                                                   Interest   Maturity    Payment    Principal    Due at
                        Description                 Rate(1)     Date       Date       Balance    Maturity
                        -----------                --------   ---------  --------   ----------  ---------
            Mortgage notes:
              West One Business Center #1.........   8.250%    09/01/00      (2)    $   4,277   $   4,252
              Tampa West Distribution Center #20..   9.125     11/30/00      (3)           22          --
              Rio Grande Industrial Center #1.....   8.875     09/01/01      (2)        2,783       2,544
              Titusville Industrial Center #1.....  10.000     09/01/01      (2)        4,406       4,181
              Prudential Insurance (4)............   8.590     04/01/03      (2)       25,727      23,505
              Sullivan 75 Distribution Center #1..   9.960     04/01/04      (2)        1,781       1,663
              Charter American Mortgage (4).......   8.750     08/01/04      (2)        7,056       5,819
              West One Business Center #3.........   9.000     09/01/04      (2)        4,277       3,847
              Raines Distribution Center..........   9.500     01/01/05      (2)        4,354       3,652
              Prudential Insurance (4)(5).........   6.850     03/01/05      (6)       52,821      48,850
              Consulate  Distribution Center
                #300 (5)..........................   6.970     02/01/06      (2)        3,701       3,167
              Plano Distribution Center #7 (5)....   7.020     04/15/06      (2)        3,747       3,200
              Connecticut  General Life Insurance
                (4)...............................   7.080     03/01/07      (2)      147,975     134,431
              Vista Del Sol Industrial Center
                #1 & 2............................   9.680     08/01/07      (3)        3,291          --
              State Farm Insurance (4)(5).........   7.100     11/01/08      (2)       15,394      13,698
              Placid Street Distribution Center
                #1 (5)............................   7.180     12/01/09      (2)        7,757       5,142
              Earth City Industrial Center #4.....   8.500     07/01/10      (3)        1,873          --
              GMAC Commercial Mortgage (4)........   7.750     10/01/10      (3)        7,737          --
              Executive Park Distribution
                Center #3.........................   8.190     03/01/11      (3)        1,024          --
              Cameron Business Center #1 (5)......   7.230     07/01/11      (2)        6,119       4,028
              Platte Valley Industrial Center #9..   8.100     04/01/17      (3)        3,204          --
              Platte Valley Industrial Center #4..  10.100     11/01/21      (3)        2,021          --
              Morgan Guaranty Trust (4)...........   7.584     04/01/24      (7)      200,000     127,187
                                                                                    ---------
                                                                                    $ 511,347
                                                                                    =========
            Assessment bonds:
              City of Fremont.................       7.000%    03/01/11      (3)    $   9,073          --
              Various (8).....................        (8)        (8)         (3)        1,326          --
                                                                                    ---------
                                                                                    $  10,399
                                                                                    =========
            Securitized debt:
              Tranche A.......................       7.740%    02/01/04      (2)    $  18,571   $  15,214
              Tranche B.......................       9.940     02/01/04      (2)        7,881       7,215
                                                                                    ---------
                                                                                    $  26,452
                                                                                    =========

----------
(1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 7.50%, 7.12% and 8.40%, respectively as of June 30, 2000. The total weighted average interest rate for ProLogis' secured borrowings is 7.53%.
(2)   Monthly  amortization  with a balloon  payment due at  maturity.
(3)   Fully amortizing.
(4)   Secured by various distribution facilities.
(5)   Mortgage  note was  assumed by ProLogis in  connection  with the  Meridian
      Merger. See Note 5. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, as applicable.
(6) Carrying value includes premium. Terms are interest only with stated principal amount of $48.9 million due at maturity.
(7) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.
(8) Includes nine issues of assessment bonds with four municipalities. Interest rates range from 5.5% to 8.75%. Maturity dates range from August 2004 to September 2016.

         Mortgage notes, assessment bonds and securitized debt are secured by real estate with an aggregate undepreciated cost of $928.6 million, $227.5 million and $63.5 million, respectively, as of June 30, 2000.

   Interest Expense

         For the six months ended June 30, 2000 and 1999, interest expense was $84.8 million and $76.3 million, respectively, which is net of capitalized interest of $8.4 million and $7.7 million, respectively. Amortization of deferred loan costs included in interest expense was $2.0 million and $2.0 million for the six months ended June 30, 2000 and 1999, respectively. The total interest paid in cash on all outstanding debt was $83.8 million and $69.9 million during 2000 and 1999, respectively.

5. Meridian Merger

         On March 30, 1999, Meridian Industrial Trust, Inc. ("Meridian"), a publicly traded REIT that owned distribution facilities in the United States, was merged with and into ProLogis (the "Meridian Merger"). In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million ProLogis common shares of beneficial interest, par value $0.01 per share ("Common Shares"). In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The total assets acquired from Meridian aggregated approximately $1.54 billion, including $1.42 billion of real estate assets and an interest in a temperature-controlled distribution business of $28.7 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

         The following summarized pro forma unaudited information for the six months ended June 30, 1999 represents the combined historical operating results of ProLogis and Meridian with the appropriate purchase accounting adjustments, assuming the Meridian Merger had occurred on January 1, 1999. The pro forma financial information presented is not necessarily indicative of what ProLogis' actual operating results would have been had ProLogis and Meridian constituted a single entity during the six months ended June 30, 1999 (in thousands, except per share amounts):

                                                                             Six Months
                                                                                Ended
                                                                            June 30, 1999
                                                                           --------------
                   Rental income........................................    $   261,926
                   Earnings from operations.............................    $    61,616
                   Earnings attributable to Common Shares before
                     cumulative effect of accounting change.............    $    26,278
                   Net earnings attributable to Common Shares...........    $    24,838
                   Weighted average Common Shares outstanding:
                     Basic..............................................        161,528
                     Diluted............................................        161,723
                   Basic and diluted per share net earnings
                     attributable to Common Shares before
                     cumulative effect of accounting change.............    $      0.16
                   Cumulative effect of accounting change...............          (0.01)
                                                                            -----------
                   Basic and diluted per share net earnings
                     attributable to Common Shares......................    $      0.15
                                                                            ===========

6.  Distributions and Dividends:

   Common Distributions

         On February 23, 2000 and May 25, 2000, ProLogis paid a quarterly distribution of $0.335 per Common Share to shareholders of record on February 9, 2000 and May 11, 2000, respectively. The distribution level for 2000 as set by the Board of Trustees in December 1999 is $1.34 per Common Share.

   Preferred Dividends

         The annual dividend rates on ProLogis' preferred shares are $2.35 per cumulative redeemable Series A preferred share, $1.75 per cumulative redeemable convertible Series B preferred share, $4.27 per cumulative redeemable Series C preferred share, $1.98 per cumulative redeemable Series D preferred share and $2.1875 per cumulative redeemable Series E preferred share.

         On January 31, 2000 and April 28, 2000, ProLogis paid quarterly dividends of $0.5469 per cumulative redeemable Series E preferred share. On March 31, 2000 and June 30, 2000, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share, $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

         Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

7.    Shareholders' Equity:

         During the first six months of 2000, ProLogis generated net proceeds of $10.6 million from the issuance of 491,000 Common Shares under its 1999 Dividend Reinvestment and Share Purchase Plan and the issuance of 61,000 Common Shares upon the exercise of stock options. In addition, ProLogis issued: (i) 201,000 Common Shares in connection with the acquisition of ProLogis Kingspark and Kingspark S.A. (see Note 3); (ii) 799,000 Common Shares upon conversion of 623,000 Series B cumulative redeemable convertible preferred shares; and (iii) 36,000 Common Shares to the holders of 33,000 convertible limited partnership units in MDN/JSC II.

         Subsequent to June 30, 2000, ProLogis issued an additional 401,000 Common Shares in connection with the acquisition of ProLogis Kingspark and Kingspark S.A. and an additional 202,000 Common Shares to the remaining holders of the convertible limited partnership units in MDN/JSC II.

8.  Earnings Per Common Share:

         A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:

                                                                      Three Months Ended          Six Months Ended
                                                                           June 30,                  June 30,
                                                                    ----------------------    -----------------------
                                                                      2000         1999          2000         1999
                                                                    ---------    ---------    ----------   ----------
                  Net earnings attributable to Common Shares.....   $  19,589    $  12,766     $  64,527    $  13,816
                                                                    =========    =========     =========    =========
                  Weighted average Common Shares outstanding -
                       Basic.....................................     163,148      162,004       162,644      142,974
                  Incremental effect of common stock equivalents
                    and contingently issuable shares.............         582          205           726          136
                                                                    ---------    ---------     ---------    ---------
                       contingently issuable shares..............
                  Adjusted weighted average Common Shares
                       outstanding - Diluted.....................     163,730      162,209       163,370      143,110
                                                                    =========    =========     =========    =========
                  Per share net earnings  attributable  to Common
                  Shares
                       Basic.....................................  $     0.12   $     0.08    $     0.40   $     0.10
                                                                   ==========   ==========    ==========   ==========
                       Diluted...................................  $     0.12   $     0.08    $     0.39   $     0.10
                                                                   ==========   ==========    ==========   ==========

         For the six months ended June 30, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.11. The following weighted average convertible securities were not included in the calculation of diluted net earnings per Common Share as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                                  Three Months Ended    Six Months Ended
                                                                       June 30,              June 30,
                                                                 -------------------   ------------------
                                                                   2000       1999       2000      1999
                                                                 --------   --------   --------  --------
                  Series B preferred shares...................     8,543      9,248      8,755     9,336
                                                                   =====      =====      =====     =====

                  Limited partnership units...................     5,558      5,599      5,573     5,245
                                                                   =====      =====      =====     =====

9.  Supplemental Cash Flow Information:

        Non-cash investing and financing activities for the six months ended June 30, 2000 and 1999 are as follows:

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

     o ProLogis received $4.4 million, $13.8 million, $14.8 million and $0.6 million of the proceeds from its disposition of facilities to the ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal, respectively, in the form of an equity interest in these entities during 2000. Additionally, ProLogis received $15.6 million, $44.6 million and $13.2 million of the proceeds from its disposition of facilities to the ProLogis European Properties Fund, ProLogis North American Properties Fund I and ProLogis Principal, respectively in the form of notes receivable from these entities during 2000.
    o ProLogis received $7.7 million of the proceeds from its disposition of facilities to third parties in the form of notes receivable during 2000.
    o In connection with the acquisition of ProLogis Kingspark and Kingspark S.A. discussed in Note 3, ProLogis issued 201,000 Common Shares in 2000.
    o Series B preferred shares aggregating $15.6 million and $9.6 million were converted into Common Shares during the six months ended June 30, 2000 and 1999, respectively.
    o Net foreign currency translation losses of $11.4 million and gains of $1.5 million were recognized in the six months ended June 30, 2000 and 1999, respectively.
    o Limited partnership units aggregating $2.6 million and $0.2 million were converted into Common Shares in 2000 and 1999, respectively.
    o In connection with the Meridian Merger discussed in Note 5, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E preferred shares, assumed approximately 1.1 million stock options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).


10.  Business Segments:

        ProLogis has three reportable business segments:

    o Property operations represents the long-term ownership and leasing of distribution facilities in the United States, (a portion of which is owned through ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal --See Note 3), Mexico and Europe (a portion of which is owned through Garonor Holdings (see Note 1), a subsidiary that was recognized under the equity method of accounting until June 29, 1999 and a portion of which is owned through the ProLogis European Properties Fund and the ProLogis European Properties S.a.r.l. in 2000-- See Note 3); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

    o Corporate distribution facilities services business ("CDFS business") represents the sale of distribution facilities developed by ProLogis or ProLogis Kingspark (see Note 3) to third parties or entities in which ProLogis has an ownership interest or the development of distribution facilities by ProLogis or ProLogis Kingspark on a fee basis for third parties in the United States, Mexico and Europe; the development activities of ProLogis and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

    o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.); each company's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location. See Note 3.

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

                                                                          Six Months Ended
                                                                              June 30,
                                                                      -----------------------
                                                                         2000         1999
                                                                      ----------   ----------
                         Income:
                           Property operations:
                              United States (1)....................   $  238,173   $  215,838
                              Mexico...............................        6,933        4,220
                              Europe (2)...........................       10,641       (4,068)
                                                                      ----------  -----------
                                 Total property operations segment.      255,747      215,990
                                                                      ----------   ----------
                           Corporate distribution facilities
                             services business:
                              United States (3)....................       38,239       20,161
                              Mexico...............................        1,284           --
                              Europe (4)(5)........................       16,038        3,583
                                                                      ----------   ----------
                                 Total corporate distribution
                                   facilities services business
                                   segment.........................       55,561       23,744
                                                                      ----------   ----------
                           Temperature-controlled distribution
                             operations:
                              North America (6)....................        5,871        4,621
                              Europe (7)...........................       (5,051)      (6,859)
                                                                      ----------   ----------
                                 Total temperature-controlled
                                   distribution operations
                                   segment.........................          820       (2,238)
                                                                      ----------   ----------
                           Reconciling items:
                              Interest income......................        4,220        1,771
                                                                      ----------   ----------
                                 Total income......................   $  316,348   $  239,267
                                                                      ==========   ==========

                                                                          Six Months Ended
                                                                              June 30,
                                                                      -----------------------
                                                                         2000         1999
                                                                      ----------   ----------
                         Net operating income:
                           Property operations:
                              United States (1)....................   $  223,464   $  200,059
                              Mexico...............................        6,763        3,983
                              Europe (2)...........................       11,389       (4,217)
                                                                      ----------   ----------
                                 Total property operations segment.      241,616      199,825
                                                                      ----------   ----------
                           Corporate distribution facilities
                             services business:
                              United States (3)....................       38,239       20,161
                              Mexico...............................        1,284           --
                              Europe (4)(5)........................       16,038        3,583
                                                                      ----------   ----------
                                Total corporate distribution
                                   facilities services business
                                   segment.........................       55,561       23,744
                                                                      ----------   ----------
                           Temperature-controlled distribution
                             operations:
                              North America (6)....................        5,871        4,621
                              Europe (7)...........................       (5,051)      (6,859)
                                                                      ----------   ----------
                                Total temperature-controlled
                                   distribution operations
                                   segment.........................          820       (2,238)
                                                                      ----------   ----------
                           Reconciling items:
                              Interest income......................        4,220        1,771
                              General and administrative expense...      (22,522)     (17,811)
                              Depreciation and amortization........      (77,065)     (66,992)
                              Interest expense.....................      (84,842)     (76,269)
                              Interest rate hedge expense..........           --         (945)
                              Other expenses.......................       (2,650)      (2,749)
                                                                      ----------   ----------
                                   Total reconciling items.........     (182,859)    (162,995)
                                                                      ----------   ----------
                                   Earnings from operations........   $  115,138   $   58,336
                                                                      ==========   ==========


                                                                       June 30,    December 31,
                                                                         2000         1999
                                                                      ----------   ----------
                         Assets:
                           Property operations:
                              United States (8)....................   $3,932,269   $4,017,702
                              Mexico...............................      149,883      178,253
                              Europe (8)...........................      302,047      387,362
                                                                      ----------   ----------
                                 Total property operations
                                   segment.........................    4,384,199    4,583,317
                                                                      ----------   ----------

                            Corporate distribution facilities
                             services business:
                              United States........................      252,885      210,088
                              Mexico...............................        9,361       13,249
                              Europe (8)...........................      453,181      432,455
                                                                      ----------   ----------
                                 Total corporate distribution
                                   facilities services business
                                   segment.........................      715,427      655,792
                                                                      ----------   ----------
                            Temperature controlled distribution
                             operations:
                              North America (8)....................      207,959      192,607
                              Europe (8)...........................      203,569      214,008
                                                                      ----------   ----------
                                   Total temperature controlled
                                     distribution operations
                                     segment.......................      411,528      406,615
                                                                      ----------   ----------
                           Reconciling items:
                              Investments in unconsolidated
                                entities...........................        2,858        2,442
                              Cash.................................      103,346       69,338
                              Accounts and notes receivable........       45,238       31,084
                              Other assets.........................       88,994       99,452
                                                                      ----------   ----------
                                   Total reconciling items.........      240,436      202,316
                                                                      ----------   ----------
                                   Total assets....................   $5,751,590   $5,848,040
                                                                      ==========   ==========



----------
(1) Includes an amount recognized under the equity method related to ProLogis' investment in ProLogis California in 2000 in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 3 for summarized financial information of ProLogis California.
(2)  Includes  amounts  recognized  under the equity method related to ProLogis'
     investment  in  the  ProLogis  European   Properties  Fund  (including  the
     operations of the ProLogis European Properties S.a.r.l.) in 2000 (including net foreign currency exchange losses of $1.1 million) and ProLogis' investment in Garonor Holdings in 1999 (including a $13.0 million net foreign currency exchange loss), in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 3 for summarized financial information of the ProLogis European Properties Fund and Note 1 for a discussion of Garonor Holdings.
(3) In 2000, includes $9.9 million, $3.0 million and $1.5 million of net gain recognized by ProLogis related to the disposition of facilities to ProLogis North American Properties Fund I, ProLogis California, and ProLogis Principal. respectively. See Note 3.
(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 2000 and 1999 (including $0.5 million of net foreign currency exchange gains in 2000 and $5.5 million of net foreign currency exchange losses in 1999). See Note 3 for summarized financial information of Kingspark S.A.
(5) In 2000, includes $5.3 million of net gain recognized by ProLogis related to the disposition of facilities to the ProLogis European Properties Fund. Also, in 2000, includes $0.8 million of net gain recognized under the equity method related to ProLogis Kingspark's disposition of facilities to the ProLogis European Properties Fund. See Note 3.
(6) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics. See Note 3 for summarized financial information of ProLogis Logistics.
(7) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. (including $1.7 million of net foreign currency exchange gains in 2000 and $2.1 million of net foreign currency exchange losses in 1999). See Note 3 for summarized financial information of Frigoscandia S.A.
(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See footnotes (1), (2), (3), (4), (5) and (6) above. See also Note 3 for summarized financial information of the unconsolidated entities as of and for the six months ended June 30, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To   the Board of Trustees and Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated balance sheet of ProLogis Trust and subsidiaries as of June 30, 2000, and the related consolidated statements of earnings and comprehensive income for the three and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Trust's management.

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



Chicago, Illinois
August 9, 2000

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

Results of Operations

   Six Months Ended June 30, 2000 and 1999

        Net earnings attributable to Common Shares was $64.5 million for the six months ended June 30, 2000 as compared to $13.8 million for the same period in 1999, an increase of $50.7 million. The increase in net earnings attributable to Common Shares in 2000 over 1999 was primarily the result of:

    o an increase of $26.0 million in other real estate income, primarily profits earned in the CDFS business segment from dispositions of facilities developed; and
    o an increase of $36.5 million in income recognized under the equity method from ProLogis' investments in unconsolidated entities due to: (i) an increase in the earnings from ProLogis Kingspark in 2000 (see "--Corporate Distribution Facilities Services Business"); (ii) earnings from the ProLogis European Properties Fund, ProLogis European Properties S.a.r.l. and ProLogis California, a portion of whose operations was recognized on a consolidated basis in 1999 (see "--Property Operations") and (iii) a net increase in the earnings of ProLogis'
        temperature-controlled        distribution        operations        (see
        "--Temperature-Controlled Distribution Operations).

        The increases in net earnings were partially offset by increases in the following expenses in 2000 over 1999: (i) net foreign currency exchange losses (see "--Other Income and Expense Items - Foreign Currency Exchange Losses, Net"); (ii) general and administrative expense (see "--Other Income and Expense Items - General and Administrative Expense") and (iii) interest expense (see "--Other Income and Expense Items - Interest Expense"). Net operating income from property operations (after deductions for depreciation) increased by $4.1 million in 2000 over 1999 (see "--Property Operations"). Preferred share dividends and weighted average Common Shares outstanding both increased in 2000 as compared to 1999 primarily attributable to the issuance of Common Shares and Series E preferred shares related to the Meridian Merger on March 30, 1999 (see "-- Meridian Merger").

Property Operations

         ProLogis' property operations segment income consists of: (i) the net operating income from the operating facilities that are owned directly by ProLogis or its consolidated majority-owned and controlled subsidiaries and partnerships and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated entities engaged in property operations (see Note 10 to ProLogis' Consolidated Financial Statements in Item 1). The amounts recognized under the equity method are based on the net earnings of the unconsolidated entity and include interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis Garonor, the ProLogis European Properties Fund and the ProLogis European Properties S.a.r.l.). ProLogis' net operating income from the property operations segment was as follows for the six months ended June 30, 2000 and 1999 (in thousands):

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2000       1999
                                                            ---------  ---------
Facilities directly owned by ProLogis and its
 consolidated entities:
  Rental income.........................................    $ 240,505  $ 228,412
  Property operating expenses...........................       14,131     16,165
                                                            ---------  ---------
          Net operating income..........................      226,374    212,247
                                                            ---------  ---------
Income from ProLogis California.........................        6,055         --
Income from the ProLogis European Properties fund.......        4,312         --
Income from the ProLogis European Properties S.a.r.l....        4,875         --
Loss from ProLogis Garonor..............................           --    (12,422)
                                                            ---------  ---------
          Total property operations segment.............    $ 241,616  $ 199,825
                                                            =========  =========

        Rental income increased by $12.1 million in 2000 as compared to 1999. This increase is comprised of the following components:

    o facilities completed during 2000 contributed $3.6 million of additional rental income in 2000;
    o facilities acquired during 1999 contributed $23.7 million of additional rental income in 2000 (primarily the facilities acquired in the Meridian Merger; see "--Meridian Merger");
    o facilities completed during 1999 contributed $8.1 million of additional rental income 2000;
    o facilities owned and operated as of January 1, 1999 contributed $8.2 million of additional rental income in 2000; and
    o facilities that were in operation during 1999 but have subsequently been disposed of reduced rental income in 2000 by $31.5 million (primarily facilities contributed to the ProLogis European Properties Fund, ProLogis North American Properties Fund I and ProLogis Principal).

        Rental expenses, net of recoveries from tenants, decreased by $2.0 million in 2000 over 1999 primarily due to increases in expense recoveries. Rental expenses, before recoveries from tenants were 24.9% of rental income for 2000 and 23.7% of rental income for 1999. Total rental expense recoveries were 76.4% and 70.1% of total rental expenses in 2000 and 1999, respectively.

         Under the equity method, ProLogis has recognized its share of the net earnings of the entities that are part of ProLogis' property operations segment as follows: (i) ProLogis Garonor from December 29, 1998 to June 29, 1999; (ii) ProLogis California beginning August 26, 1999; and (iii) the ProLogis European Properties Fund beginning September 23, 1999 which includes the ProLogis European Properties S.a.r.l. since January 7, 2000. ProLogis North American Properties Fund I and ProLogis Principal were formed on June 30, 2000. No income was recognized from these two entities for the six months ended June 30, 2000.
The operations of ProLogis Garonor are included in the ProLogis European Properties S.a.r.l. in 2000. See Notes 1 and 3 to ProLogis' Consolidated Financial Statements in Item 1.

        ProLogis' share of the income of the ProLogis European Properties Fund and the ProLogis European Properties S.a.r.l. includes a $0.7 million net foreign currency loss and a $0.8 million net foreign currency gain, respectively in 2000. ProLogis' share of ProLogis Garonor's loss in 1999 includes the recognition of a net foreign currency exchange loss of $13.0 million resulting from the remeasurement of intercompany and other debt.

        The facilities that ProLogis develops are not always fully leased at the start of construction. In addition, ProLogis may acquire facilities that are underleased at the time of acquisition. While these situations will reduce ProLogis' overall occupancy rate below its stabilized level in the short-term, they do provide opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (but in no case longer than 12 months for facilities acquired by ProLogis and 12 months after shell completion for facilities developed by ProLogis) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation, resulting in an occupancy rate of 94.8% and a leased rate of 95.8% for stabilized facilities owned by ProLogis and its consolidated and unconsolidated entities as of June 30, 2000. The average increase in rental rates for new and renewed leases on previously leased space (13.0 million square feet) for all facilities including those owned by ProLogis' consolidated and unconsolidated entities during six months in 2000 was 16.7%.

   Corporate Distribution Facilities Services Business

         Income from ProLogis' CDFS business segment consists primarily of: (i) the profits from the disposition of facilities that were developed by ProLogis or its consolidated subsidiaries and sold to customers or entities in which ProLogis has an ownership interest; (ii) development fees earned by ProLogis or its consolidated subsidiaries and (iii) income recognized under the equity method from ProLogis' investment in ProLogis Kingspark. ProLogis Kingspark engages in CDFS business activities in the United Kingdom similar to those activities performed directly by ProLogis and its consolidated subsidiaries. ProLogis recognizes 95% of the net earnings of ProLogis Kingspark which include interest income and interest expense (net of capitalized amounts), general and administrative expenses, income taxes and foreign currency exchange gains and losses. See Note 3 to ProLogis' Consolidated Financial Statements in Item 1.

         The CDFS business segment income is comprised of the following (in thousands):

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                             2000        1999
                                                          ---------    --------
Income from ProLogis Kingspark.........................   $   9,329    $  3,583
Gains on disposition of facilities developed for
  sale by ProLogis.....................................      43,187      19,302
Development fees earned by ProLogis....................       2,042         709
Other, net.............................................       1,003         150
                                                          ---------    --------
                                                          $  55,561    $ 23,744
                                                          =========    ========

         In the first six months of 2000, ProLogis and its consolidated entities disposed of land parcels and an aggregate of 5.9 million square feet of facilities in the CDFS business segment with aggregate net sales proceeds of $268.2 million. In the same period in 1999, ProLogis disposed of land parcels and 1.2 million square feet of facilities with aggregate net sales proceeds of $71.4 million.

         ProLogis Kingspark's dispositions in the first six months of 2000 generated net sales proceeds of $38.8 million on the disposition of land parcels and 0.4 million square feet of facilities developed for sale and net sales proceeds of $32.4 million in the first six months of 1999 on the disposition of land parcels and 41,000 square feet of facilities developed for sale. ProLogis Kingspark also earned fees for developing facilities under development management agreements ($2.5 million in 2000 and $1.8 million for 1999). ProLogis' share of the net earnings of ProLogis Kingspark includes $1.9 million of current and deferred income tax expense and $0.5 million of net foreign currency exchange gains for the six months ended June 30, 2000. ProLogis' share of ProLogis Kingspark's net earnings for the six months ended June 30, 1999 includes $0.9 million of current and deferred income tax expense and $5.5 million of net foreign currency exchange losses.

   Temperature-Controlled Distribution Operations

         ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the net earnings (loss) of ProLogis Logistics and Frigoscandia S. A. was as follows (in thousands) (see Notes 3 and 10 to ProLogis' Consolidated Financial Statements in Item 1):

                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
Income from ProLogis Logistics........................    $  5,871    $  4,621
Losses from Frigoscandia S. A. .......................      (5,051)     (6,859)
                                                          --------    --------
          Total temperature-controlled distribution
               operations segment.....................    $    820    $ (2,238)
                                                          ========    ========

         Net earnings of ProLogis Logistics and Frigoscandia S. A. include interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to Frigoscandia). ProLogis recognizes 95% of the net earnings of each entity in its results of operations.

         The increase in ProLogis' share of ProLogis Logistics' net earnings from 1999 to 2000 of $1.3 million is attributable primarily to the increase in cubic feet capacity in operation in 2000 over the same period in 1999 and to income from retail dedicated services.

         ProLogis' share of Frigoscandia S.A.'s net earnings includes a net foreign currency exchange gain of $1.7 million and a net foreign currency exchange loss of $2.4 million in 2000 and 1999, respectively. Excluding foreign currency exchange losses, ProLogis' share of Frigoscandia S.A.'s net earnings for the six months in 2000 was approximately $2.3 million lower than for the same period in 1999. The decrease in 2000 is due to lower occupancy levels in the United Kingdom and additional general and administrative and information technology costs associated with integrating the European and North American temperature-controlled distribution operations.

   Other Income and Expense Items

    Interest Income

         Interest income was $4.2 million in 2000, an increase of $2.4 million over the interest income recognized in 1999 of $1.8 million, primarily the result of higher average cash balances.

    General and Administrative Expense

         General and administrative expense was $22.5 million in 2000 and $17.8 million in 1999. The $4.7 million increase in general and administrative expense is attributable to new business initiatives in both North America and Europe.

    Depreciation and Amortization

         Depreciation and amortization expense increased by $10.1 million in 2000 as compared to 1999. Depreciation and amortization expense in the first quarter of 2000 increased by $12.1 million over the first quarter of 1999. This increase is primarily attributable to a full quarter of depreciation expense in 2000 related to the 246 facilities acquired in the Meridian Merger on March 30, 1999 (see "--Meridian Merger"). Depreciation and amortization expense for the second quarter of 2000 decreased by $2.0 million from the second quarter of 1999. This decrease is primarily attributable to the decrease in the number of operating facilities directly owned by ProLogis and its consolidated subsidiaries in 2000 from the same period in 1999. This decrease in operating facilities is the result of dispositions of operating properties to third parties and entities in which ProLogis has an ownership interest. See "--Property Operations".

    Interest Expense

         Interest expense was $84.8 million and $76.3 million in 2000 and 1999, respectively. The increase is primarily the result of the increase in the use of debt to finance investment activities beginning in 1999 ($500.0 million of senior unsecured notes issued in April 1999 and $466.0 million of secured financing transactions completed during the first six months of 1999) and the approximately $250.0 million of additional debt that was assumed in the Meridian Merger on March 30, 1999 (see "--Meridian Merger"). Consequently, ProLogis' average debt balance outstanding was higher during the six months ended June 30, 2000 than for the same period in 1999 resulting in increased interest expense.

    Other Expenses

         Other expenses, which were $2.7 million in 2000 and in 1999, includes land holding costs and the write-off of previously capitalized pursuit costs. Land holding costs were $0.7 million in 2000 and $1.3 million in 1999. Pursuit cost write-offs were $2.0 million in 2000 and $1.4 million in 1999.

    Gain on Disposition of Real Estate

         Gain on disposition of real estate represents the net gains from the disposition of operating facilities that were acquired or developed within the property operations segment. During the six months ended June 30, 2000, ProLogis disposed of 2.5 million square feet of such operating facilities generating net sales proceeds of $98.5 million and net gains of $0.3 million (a gain of $5.1 million was recognized in the first quarter of 2000 and a loss of $4.8 million was recognized in the second quarter of 2000). During the six months ended June 30, 1999, ProLogis disposed of one operating facility of 0.1 million square feet generating a gain of $0.7 million.

         The loss recognized in the second quarter of 2000 was generated by the disposition of non-strategic facilities. Non-strategic facilities are assets located in markets or sub markets that are no longer considered target markets and assets that were acquired as part of portfolio acquisitions that are not consistent with ProLogis' core portfolio based on the asset's size or configuration.

    Foreign Currency Exchange Losses, Net

         ProLogis recognized a net foreign currency exchange loss of $18.4 million for the first six months of 2000 as compared to a loss of $12.3 million for the same period in 1999. In both periods, the loss consists primarily from the remeasurement and settlement of intercompany debt and the remeasurement of third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency gains and losses recognized in each period are a product of movements in the exchange rates, primarily the euro and the pound sterling and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar. During the first six months of 2000, the euro and pound sterling depreciated against the U.S. dollar which is the primary source of the remeasurement losses recognized.

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

   Meridian Merger

         On March 30, 1999, Meridian, a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended, the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.1 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The total assets acquired from Meridian aggregated approximately $1.54 billion including $1.42 billion of real estate assets and an interest in a temperature-controlled distribution business of $28.7 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

   Three Months Ended June 30, 2000 and 1999

         The changes in net earnings attributable to Common Shares and its components for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 are similar to the changes for the six month periods ended on the same date and the three-month period changes are attributable to same reasons discussed under "--Six Months Ended June 30, 2000 and 1999" except as specifically discussed under "--Other Income and Expense Items - Depreciation Expense" and "--Other Income and Expense Items Gain on Disposition of Real Estate".

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

       ProLogis' future investing activities within the property operations segment and the CDFS business segment are expected to consist primarily of acquiring land for future development and developing distribution facilities. Within the temperature-controlled distribution operations segment, ProLogis' future investing activities are expected to include the expansion of its current capacity through internal development. In addition, the acquisition of existing businesses operating in the temperature-controlled distribution industry will be considered. ProLogis' future investing activities are expected to be primarily funded with:

    o  cash generated by operations;
    o  the proceeds from the sale of non-strategic facilities to third parties;
    o  the proceeds from the sale of facilities developed to third parties;

    o the proceeds from the sale of facilities to the ProLogis European Properties Fund and ProLogis North American Properties Fund I or other similar entities; and

    o  utilization of ProLogis' unsecured lines of credit.

      In the short-term, borrowings and subsequent repayments on the unsecured lines of credit will provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities.

      Within the ProLogis European Properties Fund, ProLogis has access to 850.7 million euros (the currency equivalent of approximately $815.3 million as of June 30, 2000) of third party equity capital in Europe that has been committed primarily by institutional investors through 2002 to fund acquisitions of ProLogis' completed stabilized European developments and acquisitions of other facilities from third parties. The ProLogis European Properties Fund has a 500.0 million euro secured, revolving credit facility which is utilized in conjunction with the committed equity to provide additional capital for its acquisitions. As of June 30, 2000, 157.9 million euros (the currency equivalent of approximately $153.0 million) was outstanding on the 500.0 million euro credit facility. The ProLogis European Properties Fund expects to obtain secured, term financing to refinance the 500.0 million euro credit facility with the intent that the total loan to value ratio not exceed 50% on an on-going basis.

       Through ProLogis North American Properties Fund I, ProLogis has access to additional third party equity capital in North America which can be used to acquire ProLogis' completed, stabilized North American developments. Additionally, ProLogis North American Properties Fund I intends to seek additional equity capital and to arrange secured, term financing (such that the entity's loan to value ratio is not intended to exceed 65%). ProLogis will continue to evaluate other financing arrangements similar to the ProLogis European Properties Fund and ProLogis North American Fund I that will provide debt and equity financing to ProLogis.

       As of June 30, 2000, ProLogis had $430.0 million available for borrowing under its U.S. dollar denominated unsecured lines of credit and the currency equivalent of approximately $94.2 million available for borrowing under its multi-currency unsecured line of credit. As of August 8, 2000, on a combined basis ProLogis had approximately $496.2 million of borrowing capacity available (see "-- Credit Facilities"). ProLogis' U.S. dollar denominated line of credit agreement allows ProLogis to increase the available commitment by $50.0 million to a total of $500.0 million. Another source of future liquidity and financial flexibility is ProLogis' shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. ProLogis currently has $608.0 million of shelf-registered securities available for issuance, subject to ProLogis' ability to effect an offering on satisfactory terms.

   Cash Operating Activities

         Cash provided by operating activities increased by $85.0 million in 2000 as compared to 1999 ($189.4 million in 2000 and $104.4 million in 1999). See "--Results of Operations--Property Operations". Cash provided by operating activities exceeded the cash distributions paid to holders of Common Shares for the six months in 2000 and 1999.

   Cash Investing and Cash Financing Activities

         For the six months in 2000, ProLogis used net cash of $152.1 million in investing activities consisting primarily of investments in real estate (including recurring capital expenditures and tenant improvements and lease commissions on previously leased space) and unconsolidated entities. In addition to cash generated by operations, these real estate investments were financed by proceeds from the disposition of real estate assets from both the property operations segment and the CDFS business segment and borrowings on ProLogis' unsecured lines of credit.

         For the six months in 1999, ProLogis used net cash of $205.1 million in investing activities consisting primarily of investments in real estate (including recurring capital expenditures and tenant improvements and lease commissions on previously leased space) and unconsolidated entities. In addition to cash generated by operations, these real estate investments were primarily financed by proceeds from secured and unsecured debt transactions of approximately $966.0 million, borrowings on ProLogis' unsecured lines of credit and proceeds from the disposition of real estate assets from both the property operations segment and the CDFS business segment. Also in 1999, ProLogis made cash payments associated with the Meridian Merger (a payment of $328.4 million on Meridian's outstanding line of credit, $11.9 million of accrued distributions to Meridian shareholders and $67.6 million of payments to Meridian shareholders). See "-- Results of Operations - Meridian Merger".

   Credit Facilities

         ProLogis has an unsecured credit agreement with Bank of America, N.A., Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $450.0 million unsecured revolving line of credit. The credit agreement allows ProLogis to increase the available commitment by $50.0 million to a total of $500.0 million. ProLogis Logistics and ProLogis Development Services Incorporated may also borrow under the credit agreement, with such borrowings guaranteed by ProLogis.

         Borrowings bear interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior unsecured debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 0.75% (7.3919% as of June 30, 2000). Additionally, the credit agreement provides for a facility fee of 0.15% per annum. The line of credit matures on June 6, 2003 and may be extended for an additional year at ProLogis' option. As of June 30, 2000, ProLogis had $45.0 million of borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

         In addition, ProLogis has a $25.0 million unsecured discretionary line of credit with Bank of America that matures on October 1, 2000. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the line of credit as of June 30, 2000.

         ProLogis has a 325.0 million euro, multi-currency, unsecured revolving line of credit (the currency equivalent of approximately $311.5 million as of June 30, 2000) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acts as agent. The line of credit was obtained for the purpose of funding ProLogis' European development activities. The interest rate on this multi-currency, four-year revolving line of credit is Euribor plus 0.75% or Sterling LIBOR plus 0.75%, (borrowings outstanding as of June 30, 2000 were at a weighted average interest rate of 5.04%). As of June 30, 2000, there were 226.7 million euros of borrowings (the currency equivalent of approximately $217.3 million as of June 30, 2000) outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

   Commitments

        As of June 30, 2000, ProLogis had $352.8 million of budgeted development costs for developments in process, of which $220.0 million was unfunded.

        Frigoscandia AB has a 360.0 million Deutsche Mark, multi-currency revolving credit agreement through a consortium of 11 European banks. As of June 30, 2000, the currency equivalent of approximately $175.4 million was outstanding. The loan matures in September 2001 and bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) plus 1.15%. ProLogis has entered into a guarantee agreement for 25% of the loan balance. In addition, ProLogis has committed to convert its $28.2 million non-interest bearing note from a subsidiary of Frigoscandia Holding AB to equity either directly or by making an equity contribution to the subsidiary such that the subsidiary can repay the note in its entirety before the end of 2000.

         ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to
15.0 million pounds sterling (the currency equivalent of approximately $22.8 million as of June 30, 2000). As of June 30, 2000 no borrowings were outstanding on the line of credit. However, as of June 30, 2000, ProLogis Kingspark had the currency equivalent of approximately $15.2 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of June 30, 2000, ProLogis had an unfunded commitment on this guarantee agreement in the currency equivalent of approximately $1.7 million.

         The ProLogis European Properties S.a.r.l. has a 200.0 million French franc unsecured loan outstanding (the currency equivalent of $29.5 million as of June 30, 2000) that has been guaranteed by ProLogis.

         On July 25, 2000, ProLogis invested $25.0 million in the convertible preferred stock of GOwarehouse.com, Inc. ("GOwarehouse"). This investment represents an ownership interest of approximately 15.6%, upon conversion. GOwarehouse provides integrated global logistics network technology services to distribution space users. In addition to its investment in the preferred stock of GOwarehouse, ProLogis will receive $30.0 million in GOwarehouse stock, representing an additional 18.9% ownership interest, for a five-year non-exclusive license of the ProLogis Operating System(TM). See Note 1 to ProLogis' Consolidated Financial Statements in Item 1.

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

         On February 23, 2000 and May 25, 2000, ProLogis paid a quarterly distribution of $0.335 per Common Share to shareholders of record as of February 9, 2000 and May 11, 2000, respectively. The distribution level for 2000 as set by the Board of Trustees in December 1999 is $1.34 per Common Share.

         The annual dividend rates on ProLogis' preferred shares are $2.35 per cumulative redeemable Series A preferred share, $1.75 per convertible cumulative redeemable Series B preferred share, $4.27 per cumulative redeemable Series C preferred share, $1.98 per cumulative redeemable Series D preferred share and $2.1875 per cumulative redeemable Series E preferred share.

         On January 31, 2000 and April 28, 2000, ProLogis paid quarterly dividends of $0.5469 per cumulative redeemable Series E preferred share. On March 31, 2000 and June 30, 2000, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share; $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

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

New Tax Legislation

         The REIT Modernization Act ("RMA"), which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect to the taxation of REITs. Primarily, the RMA allows for the creation of Taxable REIT Subsidiaries ("TRS") which will allow ProLogis and other REITs to own up to 100% of a TRS (previously limited to 10% of the voting stock). Due to the previous limitations, certain of ProLogis' current taxable subsidiaries (those entities whose operations generated income that was restricted under the REIT rules) were formed as entities in which ProLogis owned 100% of the preferred stock and a third party owned 100% of the voting common stock. Accordingly, ProLogis accounted for its investments in ProLogis Logistics, Frigoscandia S.A. and Kingspark S.A. under the equity method rather than consolidating the investments in its balance sheet and results of operations (ProLogis Development Services Incorporated is consolidated with ProLogis). Because ProLogis will be able to own 100% of these entities beginning on January 1, 2001, ProLogis is pursuing the purchase of the common stock of these entities from the third parties currently owning the stock. See Note 3 to ProLogis' Consolidated Financial Statements in Item 1.

Funds from Operations

         Funds from operations attributable to Common Shares increased $40.1 million to $181.6 million for 2000 from $141.5 million for 1999.

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

         Funds from operations, as published by National Association of Real Estate Investment Trusts ("NAREIT") is defined as net income (computed in accordance with GAAP), excluding real estate related depreciation and amortization, gains and losses from sales of properties, except those gains and losses from sales of properties upon completion or stabilization under pre-sale agreements and after adjustments for unconsolidated entities to reflect their funds from operations on the same basis. ProLogis includes gains and losses from the disposition of its CDFS business segment assets in funds from operations.

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

         In October 1999, NAREIT's definition of funds from operations was changed to include non-recurring items as a component of funds from operations. The 1999 amount presented below has been restated to reflect this change. The effect of this restatement is a reduction of $1,976,000 to funds from operations attributable to Common Shares for the six months ended June 30, 1999. For the entire year ended December 31, 1999, the effect of the restatement is an increase of $2,000 to funds from operations attributable to Common Shares.

         Funds from operations is as follows (in thousands):

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2000        1999
                                                           ---------  ---------
Net earnings attributable to Common Shares...............  $  64,527  $  13,816
  Add (Deduct):
     Real estate related depreciation and amortization...     75,057     66,241
     Gain  on  disposition  of  non-CDFS  business
       segment assets....................................       (307)      (715)
     Foreign currency exchange losses, net (1)...........     18,592     12,402
     Cumulative effect of accounting change (2)..........         --      1,440
     Deferred income tax expense.........................        167        364
     ProLogis' share of reconciling items of
       unconsolidated entities:
       Real estate related depreciation and
         amortization....................................     28,535     24,869
       Gain on disposition of non-CDFS business
         segment assets..................................         26        132
       Foreign currency exchange (gains) losses, net.....     (1,971)    20,543
       Deferred income tax expense (benefit).............     (3,064)       884
       Cumulative effect of accounting change (2)........         --      1,480
                                                            --------- ---------
  Funds from operations attributable to Common Shares....   $ 181,562 $ 141,456
                                                            ========= =========

----------
(1) See "-- Results of Operations -- Other Income and Expense Items -- Foreign Currency Exchange Losses, Net".
(2) See "-- Results of Operations -- Other Income and Expense Items -- Cumulative Effect of Accounting Change".

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of June 30, 2000, no significant change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 1999 Annual Report on Form 10-K.

PART II


Item 4.  Submission of Matters to Vote of Securities Holders

         At a meeting on May 18, 2000, the shareholders of ProLogis elected the following Trustees to office (of the total 162,252,451 shares outstanding on the record date of April 4, 2000, 132,616,373 shares were voted at the meeting):

         o 132,106,434 shares were voted for the election of Mr. Irving F. Lyons, III as a Class I Trustee to serve until the annual meeting of shareholders in the year 2003, 509,939 shares were withheld;

         o 132,119,934 shares were voted for the election of Mr. William G. Myers as a Class I Trustee to serve until the annual meeting of shareholders in the year 2003, 496,439 shares were withheld; and

         o  132,123,395 shares were voted for the election of Mr. John E. Robson
            as  a  Class  I  Trustee  to  serve  until  the  annual   meeting of
            shareholders in the year 2003, 492,978 shares were withheld.

         In addition, at the May 18, 2000 meeting, ProLogis' shareholders approved and adopted an Amendment to the ProLogis 1997 Long-Term Incentive Plan ("1997 LTIP") which increased by 5,000,000 the number of Common Shares reserved for issuance under the 1997 LTIP. There were 122,419,246 shares in favor, 10,070,045 shares against and 127,082 shares abstaining on this proposal.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.1 ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated effective as of May 18, 2000)
10.2 Credit Agreement among ProLogis Trust, as Borrower and Guarantor, ProLogis Logistics Services Incorporated, as Borrower, ProLogis Development Services Incorporated as Borrower, Bank of America, N.A., as Administrative Agent, Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent, Chase Bank of Texas, National Association, as Documentation Agent, First Union National Bank and Societe Generale, Southwest Agency, as Managing Agents and the Lenders Named Herein, as Lenders, dated as of June 6, 2000.
12.1     Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated August 9, 2000
27       Financial Data Schedule

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

                                             PROLOGIS TRUST



                                    BY:/S/   WALTER C. RAKOWICH
                                       -----------------------------
                                             Walter C. Rakowich
                                           Managing Director and
                                          Chief Financial Officer
                                       (Principal Financial Officer)



                                    BY:/S/     EDWARD F. LONG
                                       ------------------------------
                                             Edward F. Long
                                    Senior Vice President and Controller



                                    BY:/S/     SHARI J. JONES
                                       ------------------------------
                                               Shari J. Jones
                                               Vice President
                                       (Principal Accounting Officer)


Date:  August 9, 2000