Form 10-Q
period 2000-09-30
PROLOGIS TRUST
filed 2000-11-13
CIK 899881

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         The number of shares outstanding of the Registrant's common stock as of November 8, 2000 was 164,849,586.

===============================================================================

                                 ProLogis Trust

                                      Index

                                                                         Page
                                                                       Number(s)
                                                                       --------
PART I.   Financial Information

     Item 1.    Consolidated Financial Statements:
                Consolidated Balance Sheets--September 30, 2000
                    and December 31, 1999..............................    3
                Consolidated Statements of Earnings and Comprehensive
                    Income--Three and nine months ended September 30,
                    2000 and 1999......................................    4
                Consolidated Statements of Cash Flows--Nine months
                    ended September 30, 2000 and 1999..................    5
                Notes to Consolidated Financial Statements.............  6 - 21
                Report of Independent Public Accountants...............    22
     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................ 23 - 32
     Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk........................................    32

PART II.   Other Information

     Item 4.    Submission of Matters to a Vote of Securities Holders..    33
     Item 5.    Other Information......................................    33
     Item 6.    Exhibits...............................................    33

                                 PROLOGIS TRUST

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                     ASSETS

                                                                               September 30,   December 31,
                                                                                   2000           1999
                                                                                -----------    -----------
                                                                                (Unaudited)     (Audited)

Real estate .................................................................   $ 4,567,691    $ 4,974,951
  Less accumulated depreciation .............................................       444,436        366,703
                                                                                -----------    -----------
                                                                                  4,123,255      4,608,248
Investments in and advances to unconsolidated entities ......................     1,287,576        940,364
Cash and cash equivalents ...................................................       143,855         69,338
Accounts and notes receivable ...............................................        45,024         46,998
Other assets ................................................................       182,990        183,092
                                                                                -----------    -----------
         Total assets .......................................................   $ 5,782,700    $ 5,848,040
                                                                                ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit ...........................................................   $   274,993    $    98,700
  Senior unsecured debt .....................................................     1,699,886      1,729,630
  Other unsecured debt ......................................................          --           30,892
  Mortgage notes ............................................................       505,585        657,913
  Assessment bonds ..........................................................        10,349         10,721
  Securitized debt ..........................................................        24,024         26,952
  Accounts payable and accrued expenses .....................................       130,992        117,651
  Construction payable ......................................................        44,768         23,064
  Amount due to affiliate ...................................................          --              221
  Distributions and dividends payable .......................................           729         54,939
  Other liabilities .........................................................        99,524         81,549
                                                                                -----------    -----------
         Total liabilities ..................................................     2,790,850      2,832,232
                                                                                -----------    -----------
Minority interest ...........................................................        47,080         62,072
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000 shares issued and outstanding at September 30, 2000 and December 31, 1999
     stated liquidation preference of $25.00 per share.......................       135,000        135,000
  Series B Convertible Preferred Shares; $0.01 par value; 6,310,900 shares issued and outstanding at September 30, 2000 and
     7,020,703 shares issued and outstanding at December 31,
     1999; stated liquidation preference of $25.00 per share ................       157,772        175,518
  Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2000 and December 1999; stated
     liquidation preference of $50.00 per share .............................       100,000        100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at September 30, 2000 and December 31, 1999; stated
     liquidation preference of $25.00 per share .............................       250,000        250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2000 and December 31, 1999; stated
     liquidation preference of $25.00 per share .............................        50,000         50,000
  Common shares of beneficial interest; $0.01 par value; 164,660,841 shares issued and outstanding at September 30, 2000 and 161,825,466
     shares issued and outstanding at December 31, 1999 .....................         1,643          1,618
Additional paid-in capital ..................................................     2,713,837      2,663,350
Employee share purchase notes ...............................................       (18,916)       (22,906)
Accumulated other comprehensive income ......................................       (59,378)        (9,765)
Distributions in excess of net earnings .....................................      (385,188)      (389,079)
                                                                                -----------    -----------
         Total shareholders' equity .........................................     2,944,770      2,953,736
                                                                                -----------    -----------
         Total liabilities and shareholders' equity .........................   $ 5,782,700    $ 5,848,040
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

                                 PROLOGIS TRUST

                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                           Three Months Ended          Nine Months Ended
                                                                              September 30,              September 30,
                                                                        -----------------------     ------------------------
                                                                           2000         1999           2000           1999
                                                                        ---------     ---------     ---------      ---------
Income:
  Rental income........................................................ $ 121,519     $ 135,503     $ 362,024      $ 363,915
  Other real estate income.............................................    19,469        13,907        65,703         34,128
  Income from unconsolidated entities..................................    21,346        22,204        46,735         11,067
  Interest.............................................................     1,334         2,235         5,554          4,006
                                                                        ---------     ---------     ---------      ---------
                Total income...........................................   163,668       173,849       480,016        413,116
                                                                        ---------     ---------     ---------      ---------
Expenses:
  Rental expenses, net of recoveries of $22,426 and $68,163 for the three and nine months in 2000, respectively, and $20,944 and $58,820 for the three and nine months in 1999, respectively, and including amounts paid to affiliate of $294 and $919 for the three and nine months in 2000, respectively, and $387 and
     $972 for the three and nine months in 1999, respectively..........     6,486         9,891        20,617         26,056
  General and administrative, including amounts paid to affiliate of $252 and $719 for the three and nine months in 2000,
     respectively, and $306 and $1,304 for the three and nine
     months in 1999, respectively......................................     9,652         9,708        32,174         27,519
  Depreciation and amortization........................................    35,448        43,903       112,513        110,895
  Interest.............................................................    43,700        50,209       128,542        126,478
  Interest rate hedge expense..........................................        --           --            --             945
  Other................................................................     1,188         1,464         3,838          4,213
                                                                        ---------     ---------     ---------      ---------
         Total expenses................................................    96,474       115,175       297,684        296,106
                                                                        ---------     ---------     ---------      ---------
Earnings from operations...............................................    67,194        58,674       182,332        117,010
Minority interest share in earnings....................................     1,228         1,139         4,317          3,742
                                                                        ---------     ---------     ---------      ---------
Earnings before gain on disposition of real estate and foreign
     currency exchange gains (losses)..................................    65,966        57,535       178,015        113,268
Gain on disposition of real estate.....................................       702        25,643         1,009         26,358
Foreign currency exchange gains (losses), net..........................    (1,929)        5,830       (20,378)        (6,465)
                                                                        ---------     ---------     ---------      ---------
Earnings before income taxes...........................................    64,739        89,008       158,646        133,161
Income taxes:
  Current income tax expense...........................................       465           324         1,123            919
  Deferred income tax expense..........................................     1,535           210         1,702            574
                                                                        ---------     ---------     ---------      ---------
         Total income taxes............................................     2,000           534         2,825          1,493
                                                                        ---------     ---------     ---------      ---------
Earnings before cumulative effect of accounting change.................    62,739        88,474       155,821        131,668
Cumulative effect of accounting change.................................        --           --            --           1,440
                                                                        ---------     ---------     ---------      ---------
Net earnings...........................................................    62,739        88,474       155,821        130,228
Less preferred share dividends.........................................    14,120        14,453        42,675         42,391
                                                                        ---------     ---------     ---------      ---------
Net earnings attributable to Common Shares.............................    48,619        74,021       113,146         87,837

Other comprehensive income:
  Foreign currency translation adjustments.............................   (38,263)         (208)      (49,613)         1,326
                                                                        ---------     ---------     ---------      ---------
Comprehensive income................................................... $  10,356     $  73,813     $  63,533      $  89,163
                                                                        =========     =========     =========      =========
Weighted average Common Shares outstanding - Basic.....................   164,317       161,446       163,206        149,201
                                                                        =========     =========     =========      =========
Weighted average Common Shares outstanding - Diluted...................   170,578       176,329       164,602        149,363
                                                                        =========     =========     =========      =========
Basic per share net earnings attributable to Common Shares:
  Earnings before cumulative effect of accounting change............... $    0.30     $    0.46     $    0.69      $    0.60
  Cumulative effect of accounting change...............................        --            --            --          (0.01)
                                                                        ---------     ---------     ---------      ---------
         Net earnings attributable to Common Shares.................... $    0.30     $    0.46     $    0.69      $    0.59
                                                                        =========     =========     =========      =========
Diluted per share net earnings attributable to Common Shares:
  Earnings before cumulative effect of accounting change............... $    0.29     $    0.44     $    0.69      $    0.60
  Cumulative effect of accounting change...............................        --           --             --          (0.01)
                                                                        ---------     ---------      --------      ---------
         Net earnings attributable to Common Shares.................... $    0.29     $    0.44     $    0.69      $    0.59
                                                                        =========     =========     =========      =========
         Distributions per Common Share................................ $   0.335     $  0.3272     $   1.005      $  0.9727
                                                                        =========     =========     =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)

                                                                        Nine Months Ended,
                                                                          September 30,
                                                                    --------------------------
                                                                        2000          1999
                                                                    -----------    -----------


Operating activities:
  Net earnings ..................................................   $   155,821    $   130,228
  Minority interest share in earnings ...........................         4,317          3,742
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization ............................       112,513        110,895
       Gain on disposition of real estate .......................        (1,009)       (26,358)
       Straight-lined rents .....................................        (4,952)        (7,434)
       Amortization of deferred loan costs ......................         3,028          2,997
       Stock-based compensation .................................         2,330          1,632
       Income from unconsolidated entities ......................       (36,321)       (11,067)
       Foreign currency exchange losses, net ....................        19,697          6,589
       Interest rate hedge expense ..............................            --            945
       Cumulative effect of accounting change ...................            --          1,440
  Increase in accounts receivable and other assets ..............       (33,429)       (20,676)
  Increase in accounts payable, accrued expenses
     and other liabilities ......................................        64,674         39,364
  Decrease in amount due to affiliate ...........................          (221)          (394)
                                                                    -----------    -----------
        Net cash provided by operating activities ...............       286,448        231,903
                                                                    -----------    -----------
Investing activities:
  Real estate investments .......................................      (470,711)      (358,786)
  Tenant improvements and lease commissions on
     previously leased space ....................................       (14,763)       (16,196)
  Recurring capital expenditures ................................       (17,966)       (18,897)
  Proceeds from dispositions of real estate .....................       440,570        410,969
  Investments in and advances to unconsolidated entities ........       (72,568)      (167,984)
  Cash balances contributed with ProLogis European
     Properties S.a.r.l .........................................       (17,968)            --
  Cash acquired in Meridian Merger ..............................            --         48,962
                                                                    -----------    -----------
        Net cash used in investing activities ...................      (153,406)      (101,932)
                                                                    -----------    -----------
Financing activities:
  Proceeds from exercised warrants and options and dividend
     reinvestment and share purchase plans.......................        17,560          2,142
  Proceeds from secured financing transactions ..................            --        466,000
  Proceeds from issuance of senior unsecured debt ...............            --        500,000
  Debt issuance and other transaction costs incurred ............        (4,546)       (58,169)
  Distributions paid on Common Shares (including $11,132
     paid to Meridian shareholders in 1999) .....................      (163,465)      (156,040)
  Distributions paid to minority interest holders ...............        (5,422)        (5,408)
  Dividends  paid  on  preferred shares (includes
     $729 paid to Meridian shareholders in 1999).................       (42,675)       (42,391)
  Principal payments on senior unsecured debt ...................       (30,000)       (12,500)
  Principal payments received on and retirements of
     employee share purchase notes...............................         3,990          2,076
  Proceeds from (payments on) derivative financial
     instruments ................................................         2,172        (26,995)
  Payments to Meridian shareholders .............................            --        (67,581)
  Proceeds from lines of credit and short-term borrowings .......       737,836      1,436,645
  Payments on lines of credit and short-term borrowings .........      (561,543)    (1,803,045)
  Payment on line of credit assumed in Meridian Merger ..........            --       (328,400)
  Regularly scheduled principal payments on mortgage notes ......        (5,229)        (4,774)
  Principal payments on mortgage notes at maturity and
     prepayments ................................................        (7,203)       (20,317)
                                                                    -----------    -----------
        Net cash used in financing activities ...................       (58,525)      (118,757)
                                                                    -----------    -----------
Net increase in cash and cash equivalents .......................        74,517         11,214
Cash and cash equivalents, beginning of period ..................        69,338         63,140
                                                                    -----------    -----------
Cash and cash equivalents, end of period ........................   $   143,855    $    74,354
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

                                 PROLOGIS TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                                   (Unaudited)

1.  General:

   Business

         ProLogis Trust ("ProLogis") is a publicly held real estate investment trust ("REIT") that owns and operates a global network of distribution facilities. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Integrated Solutions Group, utilizes ProLogis' international network of distribution facilities to meet its customers' distribution space needs globally. ProLogis believes it has distinguished itself from its competition by developing an organizational structure and service delivery system built around its customers. ProLogis has organized its business into three operating segments: property operations, corporate distribution facilities services business ("CDFS business") and temperature-controlled distribution operations. See Note 10.

   Principles of Financial Presentation

         The consolidated financial statements of ProLogis as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with ProLogis' December 31, 1999 audited consolidated financial statements contained in ProLogis' 1999 Annual Report on Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year. Certain of the 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

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

         On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owned Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the common stock of Garonor Holdings. ProLogis accounted for this investment in Garonor Holdings under the equity method of accounting. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common stock and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings were consolidated in ProLogis' financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from January 1, 1999 through June 29, 1999 are reflected by ProLogis under the equity method of accounting. ProLogis Garonor was transferred to ProLogis European Properties S.a.r.l. prior to ProLogis contributing 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund on January 7, 2000. See
Note 3.

   Foreign Currency Exchange Gains or Losses

         ProLogis' consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders' equity. ProLogis and its foreign subsidiaries have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are included in ProLogis' results of operations. In addition, gains or losses occur when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

         The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows or the periods indicated (in thousands of U.S. dollars):

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                            ----------------------------     ---------------------------
                                                                2000             1999            2000            1999
                                                            -----------      -----------     -----------      ----------
           Gains (losses) from the remeasurement of
               third party debt and remeasurement
               and settlement of debt...................    $    (2,661)     $     5,842     $   (21,669)     $   (6,561)
           Gains (losses) from the settlement of
               foreign currency put option contracts....          1,427              (13)          1,544             (13)
           Mark to market losses on foreign currency
               put option contracts (1).................           (477)             (28)             --             (28)
           Other gains (losses), net....................           (218)              29            (253)            137
                                                            -----------      -----------     -----------      ----------

                                                            $    (1,929)     $     5,830     $   (20,378)     $   (6,465)
                                                            ===========      ===========     ===========      ==========

----------
(1) ProLogis entered into foreign currency put option contracts related to its operations in Europe for 2000 and 1999. These put option contracts do not qualify for hedge accounting treatment; therefore, ProLogis marks these contracts to market as of the end of the applicable accounting period. Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized.

   Accounting for Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and early adoption is allowed. SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", issued in June 2000, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. Management is still evaluating the effects this standard will have on ProLogis' consolidated financial position, results of operations or financial statement disclosures based on the derivative financial instruments currently employed by ProLogis, but does not expect such effects to be significant.

   Cost of Start-Up Activities

         Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organization, pre-opening and start-up activities be expensed as incurred was adopted by ProLogis on January 1, 1999. Through December 31, 1998, ProLogis capitalized costs associated with start-up activities and amortized such costs over an appropriate period, generally five years. ProLogis expensed all unamortized organization and start-up costs, approximating $1.4 million, as a cumulative effect of a change in accounting principle as of January 1, 1999. Subsequent to that date, such costs incurred have been expensed.

2.  Real Estate

   Investments in Real Estate

         Real estate investments consisting of income producing distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                  September 30,        December 31,
                                                                      2000                1999
                                                                  ------------         -----------
    Operating facilities:
      Improved land........................................       $   635,519 (1)      $   736,605 (1)
      Buildings and improvements...........................         3,527,116 (1)        3,871,396 (1)
                                                                  -----------          -----------
                                                                    4,162,635            4,608,001
                                                                  -----------          -----------
    Facilities under development (including cost of land)..           201,984 (2)(3)       186,169 (2)

    Land held for development..............................           152,876 (4)          163,696 (4)
    Capitalized preacquisition costs.......................            50,196 (5)           17,085 (5)
                                                                  -----------          -----------
              Total real estate............................         4,567,691            4,974,951
    Less accumulated depreciation..........................           444,436              366,703
                                                                  -----------          -----------
                                                                  $ 4,123,255          $ 4,608,248 (6)
                                                                  ===========          ===========

----------
(1) As of September 30, 2000 and December 31, 1999, ProLogis had 1,234 and 1,328
    operating   facilities,   respectively,   consisting  of   123,977,000   and
    133,689,000 square feet, respectively.

(2) Facilities under development consisted of 49 buildings aggregating 9,842,000 square feet as of September 30, 2000 and 51 buildings aggregating 10,721,000 square feet as of December 31, 1999.

(3) In addition to the September 30, 2000 construction payable of $44.8 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $216.8 million.

(4) Land held for future development consisted of 1,691 acres as of September 30, 2000 and 1,798 acres as of December 31, 1999.

(5) Capitalized preacquisition costs include $33.8 million and $6.3 million of funds on deposit with title companies as of September 30, 2000 and December 31, 1999, respectively. Additionally, $82.8 million of ProLogis' cash and cash equivalent balance as of September 30, 2000 was held in escrow. This cash balance, representing the proceeds of certain dispositions, was released from the escrow accounts by October 5, 2000.

(6) On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities, ProLogis European Properties S.a.r.l. that owned real estate with a net book value of $334.9 million as of December 31, 1999 to ProLogis European Properties Fund. ProLogis is obligated to contribute the remaining 49.9% of the common stock to ProLogis European Properties Fund in January 2001. See Note 3.

         ProLogis' operating facilities, facilities under development and land held for future development are located in North America (the United States and Mexico) and seven countries in Europe. No individual market represents more than 10% of ProLogis' real estate assets.

   Operating Lease Agreements

         ProLogis leases its facilities to customers under agreements that are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of September 30, 2000, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

   Remainder of 2000......................................     $   113,377
   2001...................................................         408,678
   2002...................................................         335,576
   2003...................................................         252,907
   2004...................................................         181,935
   2005 and thereafter....................................         415,601
                                                               -----------
                                                               $ 1,708,074
                                                               ===========

         ProLogis' largest customer (based on rental income) accounted for 1.54% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 2000. The annualized base rent for ProLogis' 20 largest customers (based on rental income) accounted for11.5% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 2000.

3.  Unconsolidated Entities:

         Investments in and advances to unconsolidated entities are as follows (in thousands):
                                                 September 30,   December 31,
                                                     2000           1999
                                                 ------------    -----------

      Insight (1)...............................  $   2,476       $   2,442

      ProLogis Logistics:
        Investment (2)..........................      7,418          11,549
        Notes receivable (3)....................    183,872         158,796
        Accrued interest and other receivables..     31,903          22,262
                                                  ---------       ---------
                                                    223,193         192,607
      Frigoscandia S.A.:
        Investment (2)..........................    (42,280)        (17,396)
        Notes receivable........................    196,019         209,314
        Accrued interest and other receivables..     30,093          22,090
                                                  ---------       ---------
                                                    183,832         214,008
      Kingspark S.A.:
        Investment (2)..........................     14,269          23,584
        Notes receivable........................    320,030         197,611
        Mortgage notes receivable...............    101,338         140,668
        Accrued interest and other receivables..     22,228          19,908
                                                  ---------       ---------
                                                    457,865         381,771
      ProLogis California:
        Investment (4)..........................    132,747         121,325
        Other receivables.......................      2,855           3,235
                                                  ---------       ---------
                                                    135,602         124,560
      ProLogis European Properties Fund:
        Investment (5)..........................    127,270          32,800
        Other payables..........................    (11,816)         (7,824)
                                                  ----------      ---------
                                                    115,454          24,976
                                                  ---------       ---------

      ProLogis European Properties S.a.r.l (6)..     77,462              --

      ProLogis North American Properties Fund I:
        Investment (7)..........................      9,498              --
        Other receivables.......................        116              --
                                                  ---------       ---------
                                                      9,614              --
      ProLogis Principal:
        Investment (8)..........................        136              --
        Note receivable.........................     13,250              --
        Accrued interest and other receivables..        187              --
                                                  ---------       ---------
                                                     13,573              --

      ProLogis Equipment Services (9)...........        508              --

      GoProLogis (10)...........................     56,362              --

      ProLogis PhatPipe(11).....................     11,635              --
                                                  ---------       ---------

                Total...........................  $1,287,576      $ 940,364
                                                  ==========      =========
----------
(1) Investment represents ProLogis' investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis' share of Insight's earnings or loss.

(2) Investment represents ProLogis' investment in the preferred stock of the respective companies including acquisition costs, as adjusted for ProLogis' share of each company's earnings or loss and cumulative translation account adjustments, as appropriate.

(3) As of December 31, 1999, notes receivable includes $28.7 million representing notes from Meridian Refrigerated Incorporated ("MRI") that were acquired by ProLogis as part of the Meridian Merger (see Note 5). In 2000, ProLogis contributed its equity interest in MRI to CS Integrated LLC
    ("CSI"), which had also acquired an equity interest in MRI as part of the Meridian Merger. CSI is owned by ProLogis Logistics Services Incorporated ("ProLogis Logistics"). The MRI notes were assumed by CSI in this transaction.

(4) Investment represents ProLogis' equity investment in ProLogis California I LLC ("ProLogis California"), a limited liability company that began operations on August 26, 1999, including acquisition costs, as adjusted for ProLogis' share of the earnings or loss of ProLogis California and for the portion of the gain from the disposition of ProLogis' properties to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.

(5) Investment  represents  ProLogis'  equity  investment in ProLogis  European
    Properties Fund, including acquisition costs, as adjusted for ProLogis' share of the earnings or loss of ProLogis European Properties Fund, the portion of the gain from the disposition of ProLogis' facilities to ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund and cumulative translation account adjustments, as appropriate.

(6) Investment represents ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l., a Luxembourg company, as adjusted for ProLogis' share of the earnings or loss of ProLogis European Properties S.a.r.l. Prior to January 7, 2000, ProLogis owned 100% of the common stock of ProLogis European Properties S.a.r.l. and the accounts of this entity were consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. On January 7, 2000, ProLogis contributed 50.1% of the common stock to ProLogis European Properties Fund in exchange for an equity interest. ProLogis is obligated to contribute the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund in January 2001.

(7) Investment represents ProLogis' equity investment in ProLogis North American Properties Fund I LLC, a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for the ProLogis' share of the earnings or loss of ProLogis North American Properties Fund I and the portion of the gain from the disposition of ProLogis' facilities to ProLogis North American Properties Fund I that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis North American Properties Fund I.

(8) Investment represents ProLogis' equity investment in ProLogis Iowa I LLC ("ProLogis Principal"), a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for ProLogis' share of the earnings or loss of ProLogis Principal and the portion of the gain from the disposition of ProLogis' facilities to ProLogis Principal that does not quality for income recognition due to ProLogis' continuing ownership in ProLogis Principal.

(9) Investment represents ProLogis' equity investment in ProLogis Equipment Services LLC, a limited liability company whose members are ProLogis Development Services Incorporated ("ProLogis Development Services"), a consolidated subsidiary of ProLogis, and a subsidiary of Dana Commercial Credit Corporation. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment.

(10) Investment represents ProLogis' investment in GoProLogis Incorporated ("GoProLogis") which has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. This investment was made on July 21, 2000. In addition, investment includes $30.4 million of non-cumulative preferred stock of Vizional Technologies received by ProLogis under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period and $1.0 million of other costs associated with this investment. ProLogis accounts for this investment on the cost method. For both the three and nine months ended September 30, 2000, ProLogis recognized fees under the license agreement of $1.2 million and ProLogis has deferred $29.2 million of income related to this agreement as of September 30, 2000.

(11) Investment represents ProLogis' investment in ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") which has invested $3.5 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. This investment was made on September 20, 2000. ProLogis has committed to fund a total of $8.0 million in ProLogis PhatPipe over a three-year period pursuant to the terms of a stock purchase agreement. In addition, investment includes $8.0 million of non-cumulative preferred stock of PhatPipe received by ProLogis under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period and $0.1 million of other costs associated with this investment. ProLogis accounts for this investment on the cost method. For both the three and nine months ended September 30, 2000, ProLogis recognized fees under the license agreement of $74,000 and ProLogis has deferred $7.9 million of income related to this agreement as of September 30, 2000.

   ProLogis Logistics

         ProLogis owns 100% of the preferred stock of ProLogis Logistics. On April 24, 1997, ProLogis Logistics acquired a 60% interest in CSI, a temperature-controlled distribution company operating in the United States. From that date to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. On June 12, 1998, ProLogis Logistics increased its ownership interest in CSI to 100%. As of September 30, 2000, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics. As of September 30, 2000, CSI owned or operated temperature-controlled distribution facilities aggregating 182.2 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities). Of the total, 6.3 million cubic feet was under development as of September 30, 2000. The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes 95% of the economic benefits of the activities of ProLogis Logistics and its subsidiaries.

         As of September 30, 2000, ProLogis had the following notes receivable outstanding:

         o $154.9 million unsecured note from ProLogis Logistics; interest at 8.0% per annum; due on April 2002;
         o $24.0 million secured notes from CSI (originally MRI notes); interest at 9.5% per annum; due March 2004; and
         o $5.0 million unsecured notes from CSI (originally MRI notes); interest at 10.4% per annum; due March 2004.

         ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the notes receivable) from its investment in ProLogis Logistics of $2.2 million and $8.1 million for the three and nine months in 2000, respectively, and $3.1 million and $7.7 million for the three and nine months in 1999, respectively.

   Frigoscandia S.A.

         On January 16, 1998, ProLogis invested in Frigoscandia Holding S.A. ("Frigoscandia S. A.") by acquiring 100% of its preferred stock. Also on January 16, 1998, Frigoscandia S.A., a Luxembourg company, acquired Frigoscandia AB, a temperature-controlled distribution company headquartered in Sweden, through its acquisition of Frigoscandia Holding AB, which owns 100% of Frigoscandia AB. As of September 30, 2000, Frigoscandia AB, which operates in ten European countries, owned or operated 192.1 million cubic feet of temperature-controlled distribution facilities. Of the total, 1.2 million cubic feet was under development as of September 30, 2000. ProLogis had invested $22.6 million in the preferred stock of Frigoscandia S.A. as of September 30, 2000. The common stock of Frigoscandia S.A. is owned by a limited liability company in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

        As of September 30, 2000, ProLogis had the following notes receivable outstanding:

    o 776.6 million Swedish krona (the currency equivalent of approximately $79.8 million as of September 30, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;

    o 0.8 million euro (the currency equivalent of approximately $0.7 million as of September 30, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand; and

    o $115.5 million unsecured note from Frigoscandia S.A.; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand.

        ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized losses (including interest income on the notes receivable) from its investment in Frigoscandia S.A. of $5.7 million and $10.8 million for the three and nine months in 2000, respectively, and income of $5.6 million and a loss of $1.2 million for the three and nine months in 1999, respectively.

        Frigoscandia AB has a 360.0 million Deutsche mark, multi-currency revolving credit agreement through a consortium of 11 European banks. As of September 30, 2000, the currency equivalent of approximately $161.8 million was outstanding. The loan matures in September 2001 and bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) plus 1.15%. ProLogis has entered into a guarantee agreement for 25% of the loan balance.

   Kingspark S.A.

         On August 14, 1998, ProLogis invested in Kingspark Holding S.A. ("Kingspark S.A.") by acquiring 100% of its preferred stock. Also on August 14, 1998, Kingspark S.A., a Luxembourg company, acquired a real estate development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"). As of September 30, 2000, ProLogis Kingspark and Kingspark S.A. had 639,000 square feet of operating facilities, 2.6 million square feet of facilities under development with a total expected investment of $266.5 million and 246,000 square feet of facilities that ProLogis Kingspark was developing under development management agreements. Additionally, as of September 30, 2000, ProLogis Kingspark and Kingspark S.A. owned 336 acres of land and controlled 1,579 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by ProLogis Kingspark and Kingspark S.A. has the capacity for the future development of 96.4 million square feet of facilities. As of September 30, 2000, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is owned by a limited liability company, in which unrelated third parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Kingspark S.A. and its subsidiaries.

        As  of  September  30,  2000,   ProLogis  had  the   following   amounts
outstanding:

    o the currency equivalent of $193.5 million outstanding on a loan facility that provides for unsecured borrowings of up to 200 million pounds sterling (the currency equivalent of approximately $293.9 million as of September 30, 2000); interest at 8.0% per annum; due on demand;

    o $126.5 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand;

    o 42.0 million pound sterling (the currency equivalent of approximately $61.8 million, as of September 30, 2000) mortgage note from ProLogis Kingspark; secured by land parcels; interest at 8.0% per annum; due on demand; and

    o 26.9 million pound sterling (the currency equivalent of approximately $39.5 million as of September 30, 2000) of mortgage notes from subsidiaries of Kingspark S.A.; secured by land parcels; interest at 7.0% per annum; due on demand.

        ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized income (including interest income on the mortgages and notes receivable and on the loan facility) from its investment in Kingspark S.A. of $11.1 million and $20.4 million for the three and nine months in 2000, respectively, and $12.9 million and $16.5 million for the three and nine months in 1999, respectively. ProLogis' share of Kingspark S.A.'s income for the three and nine months in 2000 includes a net gain from the disposition of facilities developed by ProLogis Kingspark and Kingspark S.A. to ProLogis European Properties Fund of $0.2 million and $1.0 million, respectively. The gain is net of $0.1 million and $0.7 million for the three and nine months in 2000, respectively, which did not qualify for income recognition by ProLogis due to ProLogis' continuing ownership in ProLogis European Properties Fund.

        ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to
15.0 million pounds sterling (the currency equivalent of approximately $22.0 million as of September 30, 2000) and has been guaranteed by ProLogis. As of September 30, 2000, no borrowings were outstanding on the line of credit. However, as of September 30, 2000, ProLogis Kingspark had the currency equivalent of approximately $14.7 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of September 30, 2000, ProLogis had an unfunded commitment on this guarantee agreement in the currency equivalent of approximately $1.3 million.

   ProLogis California I LLC

         ProLogis California began operations on August 26, 1999 as a limited liability company whose members are ProLogis and New York State Common Retirement Fund ("NYSCRF"). As of September 30, 2000, ProLogis California owned 77 operating facilities aggregating 12.4 million square feet and had one 332,000 square foot facility under development. All of ProLogis California's facilities are in the Los Angeles market. As of September 30, 2000, ProLogis and NYSCRF each had an equity interest in ProLogis California of $167.6 million. ProLogis received distributions aggregating $2.8 million and $8.2 million for the three and nine months in 2000. ProLogis provides property management, leasing and development management services to ProLogis California and earns fees for these services.

         ProLogis' total investment in ProLogis California as of September 30, 2000 consisted of (in millions):

   Equity interest...........................................    $  167.6
   Distributions.............................................       (18.0)
   ProLogis' share of ProLogis California's earnings,
     excluding fees earned...................................         9.9
                                                                 --------
        Subtotal.............................................       159.5
   Adjustments to carrying value (1).........................       (28.3)
   Other, including acquisition costs........................         1.5
                                                                 --------
                                                                    132.7

   Other receivables.........................................         2.9
                                                                 --------
        Total................................................    $  135.6
                                                                 ========
----------
(1) Reflects the reduction in carrying value for the amount of net gain on the disposition of properties to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.

         ProLogis accounts for its investment in ProLogis California under the equity method. ProLogis recognized income (including management, leasing and development fees) from its investment in ProLogis California of $3.5 million and $9.6 million for the three and nine months in 2000, respectively, and $0.5 million for both the three and nine months in 1999. Fees earned by ProLogis were $0.6 million and $1.9 million for the three and nine months in 2000, respectively, and $0.1 million for both the three and nine months in 1999.

   ProLogis European Properties Fund

         ProLogis European Properties Fund was formed on September 16, 1999 and began operations on September 23, 1999. As of September 30, 2000, ProLogis European Properties Fund owned 94 facilities aggregating 12.5 million square feet (including 60 facilities aggregating 6.6 million square feet owned by ProLogis European Properties S.a.r.l.). Of these facilities, all but seven facilities aggregating 0.8 million square feet were acquired from ProLogis, ProLogis Kingspark or Kingspark S.A.

         On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities, ProLogis European Properties S.a.r.l., to ProLogis European Properties Fund in exchange for an equity interest. ProLogis European Properties S.a.r.l. owned 6.6 million square feet of operating facilities with a net book value of $334.9 million and held third party debt of $173.6 million as of December 31, 1999. ProLogis is obligated to contribute the remaining 49.9% of the common stock to ProLogis European Properties Fund in January 2001. As of September 30, 2000, ProLogis had a 37.5% ownership interest in ProLogis European Properties Fund.

         Third parties (19 institutional investors) have invested 262.6 million euros (the currency equivalent of approximately $230.1 million as of September 30, 2000) in ProLogis European Properties Fund and have committed to fund an additional 797.7 million euros (the currency equivalent of approximately $698.8 million as of September 30, 2000) through 2002. ProLogis has also entered into a subscription agreement to make additional capital contributions (including the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l.) of
182.9 million euros (the currency equivalent of approximately $160.3 million as of September 30, 2000) to ProLogis European Properties Fund through 2002.

         ProLogis European Properties Fund intends to acquire additional stabilized operating facilities from ProLogis, ProLogis Kingspark, Kingspark S.A. and unrelated parties, including facilities to be developed by ProLogis, ProLogis Kingspark and Kingspark S.A. in the future. Stabilized facilities have been defined for purposes of ProLogis European Properties Fund as facilities that meet minimum leasing criteria and minimum net operating income yields, as defined and established by agreement for each country. ProLogis European Properties Fund has the right to refuse to acquire facilities that ProLogis, ProLogis Kingspark and Kingspark S.A. have developed if they do not meet the established criteria. ProLogis has an agreement to manage ProLogis European Properties Fund for a fee pursuant to a 20-year management agreement.

         ProLogis' total investment in ProLogis European Properties Fund as of September 30, 2000 consisted of (in millions of U.S. dollars):

    Equity interest........................................       $ 141.1
    Distributions..........................................          (4.0)
    ProLogis' share of ProLogis European Properties
       Fund's earnings, excluding fees earned..............           5.5
                                                                  -------
         Subtotal..........................................         142.6
    Adjustments to carrying value (1)......................         (12.8)
    Other, net.............................................          (2.5)
                                                                  -------
                                                                    127.3

    Other payables.........................................         (11.8)
                                                                  -------
         Total.............................................       $ 115.5
                                                                  =======
---------
(1) Reflects the reduction in carrying value for the amount of net gain on the disposition of facilities to ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund.

         ProLogis accounts for its investment in ProLogis European Properties Fund under the equity method and recognizes its share of the earnings or loss of ProLogis European Properties Fund based upon its average ownership interest during the applicable period. ProLogis recognized income (including management fees) from its investment in ProLogis European Properties Fund of $4.6 million and $8.9 million for the three and nine months in 2000, respectively, and $25,000 for both the three and nine months in 1999. Fees earned by ProLogis were $1.6 million and $3.9 million for the three and nine months in 2000, respectively.

   ProLogis European Properties S.a.r.l.

         ProLogis owns 49.9% of the common stock of ProLogis European Properties S.a.r.l. and recognizes 49.9% of the income of this entity under the equity method. ProLogis European Properties Fund owns the remaining 50.1% of the common stock of ProLogis European Properties S.a.r.l. and recognizes 50.1% of the income of this entity. ProLogis recognized income of $2.8 million and $7.7 million under the equity method for the three and nine months in 2000, respectively, from its investment in the 49.9% of the common stock of ProLogis European Properties S.a.r.l.

         As of September 30, 2000, ProLogis European  Properties S.a.r.l.  owned
6.1 million square feet of distribution facilities in France (including ProLogis Garonor's 5.0 million square feet), 0.4 million square feet of distribution facilities in Poland and 0.1 million square feet of distribution facilities in the Netherlands. Additionally, ProLogis European Properties S.a.r.l. had the currency equivalent of approximately $130.4 million of debt outstanding as of September 30, 2000 (including $18.3 million of unsecured debt that is guaranteed by ProLogis).

   ProLogis North American Properties Fund I

         ProLogis North American Properties Fund I LLC began operations on June 30, 2000, as a limited liability company whose members are ProLogis, ProLogis Development Services and the State Teachers Retirement Board of Ohio. ProLogis North American Properties Fund I owned 33 operating facilities aggregating 8.0 million square feet as of September 30, 2000. ProLogis has a 20% interest in ProLogis North American Properties Fund I.

         ProLogis North American Properties Fund I intends to acquire additional stabilized operating facilities of ProLogis. Stabilized facilities have been defined for purposes of ProLogis North American Properties Fund I as facilities that meet certain construction parameters, minimum leasing criteria and minimum net operating yields. ProLogis North American Properties Fund I is under no obligation to acquire facilities of ProLogis if they do not meet the established criteria. ProLogis has an agreement to manage ProLogis North American Properties Fund I for a fee for a ten-year period, unless terminated at an earlier date as provided under the terms of the agreement.

         ProLogis' total investment in ProLogis North American Properties Fund I as of September 30, 2000 consisted of (in millions):

         Equity interest.............................     $     18.6
         Distributions...............................           (0.4)
         ProLogis' share of ProLogis North American
             Properties Fund I's earnings, excluding
             fees earned.............................            0.2
         Adjustments to carrying value (1)...........           (9.9)
         Other, net..................................            1.0
                                                          ----------
                                                                 9.5

         Other receivables...........................            0.1
                                                          ----------
                  Total..............................     $      9.6
                                                          ==========
----------
(1) Reflects the reduction in carrying value for the amount of net gain on the disposition of facilities to ProLogis North American Properties Fund I that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis North American Properties Fund I.

         ProLogis accounts for its investment in ProLogis North American Properties Fund I under the equity method. ProLogis recognized income (including management fees) from its investment in ProLogis North American Properties Fund I of $1.2 million for both the three and nine months in 2000. Fees earned by ProLogis were $0.2 million for both periods.

         ProLogis North American Properties Fund I has two short-term borrowing arrangements totaling $232.6 million outstanding as of September 30, 2000. Of the total, $102.0 million of borrowings are due November 15, 2000 with a provision to extend the maturity to December 29, 2000. ProLogis has guaranteed $92.0 million of these borrowings. ProLogis North American Properties Fund I has a permanent loan commitment for secured financing which will be used to repay these short-term borrowings. The remaining $132.6 million of short-term borrowings have been guaranteed by ProLogis and are due on December 29, 2000. The agreement provides for an extension of the maturity date until March 29, 2001. At such time, ProLogis North American Properties Fund I expects to repay these borrowings with the proceeds from a secured financing transaction.

   ProLogis Principal

         ProLogis Principal began operations on June 30, 2000 as a limited liability company whose members are ProLogis and Principal Financial Group. ProLogis Principal owned three operating facilities acquired from ProLogis aggregating 440,000 square feet as of September 30, 2000. ProLogis has a 20% interest in ProLogis Principal. As of September 30, 2000, ProLogis had a $13.3 million note receivable from ProLogis Principal that earns interest at 8.25% per annum and is due December 2000. ProLogis had an agreement to manage ProLogis Principal's facilities for a fee pursuant to a four-year agreement.

         ProLogis' total investment in ProLogis Principal as of September 30, 2000 consisted of (in millions):

     Equity interest.............................     $      0.6
     Adjustments to carrying value (1)...........           (0.5)
                                                       ---------
                                                             0.1

     Other receivables...........................           13.5
                                                      ----------
              Total..............................      $    13.6
                                                       =========
----------
(1) Reflects the reduction in carrying value for the amount of net gain on the disposition of facilities to ProLogis Principal that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis Principal.

         ProLogis accounts for its investment in ProLogis Principal under the equity method. ProLogis recognized income (including interest income on the note receivable and management fees) from its investment in ProLogis Principal of $0.3 million for both the three and nine months in 2000. Fees earned by ProLogis were $24,000 for both periods.

   Summarized Financial Information

         Summarized financial information for certain of ProLogis' unconsolidated entities as of and for the nine months ended September 30, 2000 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                                                 ProLogis
                                                                                    ProLogis       North
                             ProLogis                                               European     American
                             Logistics  Frigoscandia  Kingspark     ProLogis       Properties   Properties     ProLogis
                                (1)       S.A. (1)    S.A. (1)   California (2)     Fund (3)     Fund I (4)  Principal (4)
                             ---------  -----------  ----------  --------------    -----------  ----------   ------------
     Total assets..........   $ 372.1    $ 478.6     $  551.7       $   593.5       $ 757.8(5)    $ 381.2      $    16.5
     Total liabilities (6).   $ 364.1    $ 527.5     $  534.7       $   274.5       $ 359.4       $ 289.3      $    13.6
     Minority interest.....   $    --    $   0.7     $     --       $    --         $  77.5       $  --        $    --
     Equity................   $   8.0    $ (49.6)    $   17.0       $   319.0       $ 320.9       $  91.9      $     2.9
     Revenues..............   $ 249.0    $ 284.3     $   21.9 (7)   $    47.1       $  47.9       $   4.5      $     0.5
     Adjusted EBITDA (8)...   $  24.4    $  23.1     $   18.1       $    38.5       $  34.3       $   3.7      $     0.4
     Net earnings (loss)
       (9) (10)............   $  (3.4)   $ (18.9)(11)$    3.1(12)   $    14.4       $  18.4(13)   $   0.9      $    -- (14)

----------
(1)     ProLogis had a 95% economic  interest in each entity as of September 30,
        2000.
(2)     ProLogis had a 50% equity interest as of September 30, 2000.
(3) ProLogis had a 37.5% equity interest as of September 30, 2000. ProLogis European Properties S.a.r.l. is consolidated with ProLogis European Properties Fund. Minority interest represents ProLogis' 49.9% investment in the common stock of ProLogis European Properties S.a.r.l.
(4) ProLogis had a 20% equity interest in each entity as of September 30, 2000. These entities were formed on June 30, 2000.
(5)     Includes amounts due from ProLogis of $11.8 million.
(6) Includes amounts due to ProLogis of $215.8 million from ProLogis Logistics, $226.1 million from Frigoscandia S.A., $443.6 million from Kingspark S.A., $2.9 million from ProLogis California, $0.1 million from ProLogis North American Properties Fund I and $13.4 million from ProLogis Principal. Also includes loans from third parties (including accrued interest) of $91.4 million for ProLogis Logistics, $183.0 million for Frigoscandia S.A., $262.9 million for ProLogis California, $310.3 million for ProLogis European Properties Fund and $232.6 million for ProLogis North American Properties Fund I.
(7) Includes $13.0 million of net gains related to the disposition of facilities, including $1.0 million of net gains from the disposition of facilities to ProLogis European Properties Fund.
(8) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, gains and losses on disposition of non-CDFS business segment assets (see Note 10); foreign currency exchange gains and losses resulting from the remeasurement (at current foreign currency exchange rates) of third party and intercompany debt and mark to market adjustments related to derivative financial instruments utilized to manage foreign currency risks.
(9) ProLogis' share of the net earnings (loss) of the respective entities and interest income on intercompany notes and mortgage notes receivable are recognized in the Consolidated Statements of Earnings and Comprehensive Income as "Income from unconsolidated entities".
(10) The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable. See footnote (6).
(11)    Includes net foreign currency exchange gains of $1.2 million.
(12)    Includes net foreign currency exchange gains of $1.0 million.
(13)    Includes net foreign currency exchange gains of $6.2 million.
(14)    Net earnings for the nine months ended September 30, 2000 was $18,000.

4.  Borrowings:

   Unsecured Lines of Credit

         ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $475.0 million unsecured revolving line of credit. The credit agreement allows ProLogis to increase the available commitment by $25.0 million to a total of $500.0 million. ProLogis Logistics and ProLogis Development Services may also borrow under the credit agreement with such borrowings guaranteed by ProLogis. Borrowings bear interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior unsecured debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 0.75% (7.3675% as of September 30, 2000). Additionally, the credit agreement provides for a facility fee of 0.15% per annum. The line of credit matures on June 6, 2003 and may be extended for an additional year at ProLogis' option. As of September 30, 2000, ProLogis had no borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

         In addition, ProLogis has a $55.0 million unsecured discretionary line of credit with Bank of America that matures on June 6, 2001. Of the total, ProLogis can borrow the currency equivalent of $30.0 million in certain foreign currencies with U.S. dollar borrowings limited to $25.0 million. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the discretionary line of credit as of September 30, 2000.

         ProLogis has a 325.0 million euro, multi-currency, unsecured revolving line of credit (the currency equivalent of approximately $284.7 million as of September 30, 2000) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acts as agent. The interest rate on this multi-currency, four-year revolving line of credit is Euribor plus 0.75% or Sterling LIBOR plus 0.75% (borrowings outstanding as of September 30, 2000 were at a weighted average interest rate of 6.49%). The credit agreement provides for an unused commitment fee of 0.375% per annum. As of September 30, 2000, there were 321.6 million euros (the currency equivalent of approximately $275.0 million) of borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

   Mortgage Notes, Assessment Bonds and Securitized Debt

         Mortgage notes, assessment bonds and securitized debt consisted of the following as of September 30, 2000 (in thousands):

                                                                                           Balloon
                                                                   Periodic                Payment
                                             Interest   Maturity    Payment   Principal    Due at
                Description                   Rate(1)     Date       Date      Balance    Maturity
                -----------                  --------   --------   --------   ---------   --------
    Mortgage notes:
      Tampa West Distribution Center #20...    9.125%    11/30/00      (3)    $       7   $      --
      Rio Grande Industrial Center #1......    8.875     09/01/01      (2)        2,733       2,544
      Titusville Industrial Center #1......   10.000     09/01/01      (2)        4,361       4,181
      Prudential Insurance (4).............    8.590     04/01/03      (2)       25,546      23,505
      Sullivan 75 Distribution Center #1...    9.960     04/01/04      (2)        1,774       1,663
      Charter American Mortgage (4)........    8.750     08/01/04      (2)        6,992       5,819
      West One Business Center #3..........    9.000     09/01/04      (2)        4,256       3,847
      Raines Distribution Center...........    9.500     01/01/05      (2)        4,256       3,652
      Prudential Insurance (4)(5)..........    6.850     03/01/05      (6)       52,677      48,850
      Consulate Distribution Center #300
          (5)..............................    6.970     02/01/06      (2)        3,681       3,167
      Plano Distribution Center #7 (5).....    7.020     04/15/06      (2)        3,727       3,200
      Connecticut General Life Insurance
          (4)..............................    7.080     03/01/07      (2)      147,574     134,431
      Vista Del Sol Industrial Center #1
          & 2..............................    9.680     08/01/07      (3)        3,211          --
      State Farm Insurance (4)(5)..........    7.100     11/01/08      (2)       15,356      13,698
      Placid Street Distribution Center #1
          (5)..............................    7.180     12/01/09      (2)        7,695       5,142
      Earth City Industrial Center #4......    8.500     07/01/10      (3)        1,841          --
      GMAC Commercial Mortgage (4).........    7.750     10/01/10      (3)         7615          --
      Executive Park Distribution Center
          #3...............................    8.190     03/01/11      (3)        1,009          --
      Cameron Business Center #1 (5).......    7.230     07/01/11      (2)        6,078       4,028
      Platte Valley Industrial Center #9...    8.100     04/01/17      (3)        3,181          --
      Platte Valley Industrial Center #4...   10.100     11/01/21      (3)        2,015          --
      Morgan Guaranty Trust (4)............    7.584     04/01/24      (7)      200,000     127,187
                                                                              ---------
                                                                              $ 505,585
                                                                              =========
    Assessment bonds:
      City of Fremont......................    7.000%    03/01/11      (3)    $   9,068          --
      Various (8)..........................     (8)        (8)         (3)        1,281          --
                                                                              ---------
                                                                              $  10,349
                                                                              =========
    Securitized debt:
      Tranche A............................    7.740%    02/01/04      (2)    $  16,182   $  13,021
      Tranche B............................    9.940     02/01/04      (2)        7,842       7,215
                                                                              ---------
                                                                              $  24,024
                                                                              =========

---------
(1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 7.49%, 7.13% and 8.46%, respectively as of September 30, 2000. The total weighted average interest rate for ProLogis' secured borrowings is 7.53%.
(2)   Monthly amortization with a balloon payment due at maturity.
(3)   Fully amortizing.
(4)   Secured by various distribution facilities.
(5) Mortgage note was assumed by ProLogis in connection with the Meridian Merger. See Note 5. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, as applicable.

(6) Carrying value includes premium. Terms are interest only with stated principal amount of $48.9 million due at maturity.
(7) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.
(8) Includes nine issues of assessment bonds with four municipalities.Interest rates range from 5.5% to 8.75%. Maturity dates range from August 2004 to September 2016.

         Mortgage notes, assessment bonds and securitized debt are secured by real estate with an aggregate undepreciated cost of $930.4 million, $227.8 million and $61.1 million, respectively, as of September 30, 2000.

   Interest Expense

         For the nine months ended September 30, 2000 and 1999, interest expense was $128.5 million and $126.5 million, respectively, which is net of capitalized interest of $12.8 million and $11.0 million, respectively. Amortization of deferred loan costs included in interest expense was $3.0 million and $3.0 million for the nine months ended September 30, 2000 and 1999, respectively. The total interest paid in cash on all outstanding debt was $123.3 million and $112.7 million during 2000 and 1999, respectively.

5.  Meridian Merger:

         On March 30, 1999, Meridian Industrial Trust, Inc. ("Meridian"), a publicly traded REIT that owned distribution facilities in the United States, was merged with and into ProLogis (the "Meridian Merger"). In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.1 for one basis) into approximately 37.2 million ProLogis common shares of beneficial interest, par value $0.01 per share ("Common Shares"). In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The total assets acquired from Meridian aggregated approximately $1.54 billion, including $1.42 billion of real estate assets and an interest in a temperature-controlled distribution business of $28.7 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

         The following summarized pro forma unaudited information for the nine months ended September 30, 1999 represents the combined historical operating results of ProLogis and Meridian with the appropriate purchase accounting adjustments, assuming the Meridian Merger had occurred on January 1, 1999. The pro forma financial information presented is not necessarily indicative of what ProLogis' actual operating results would have been had ProLogis and Meridian constituted a single entity during the nine months ended September 30, 1999 (in thousands, except per share amounts):

                                                                 Nine Months
                                                                    Ended
                                                              September 30, 1999
                                                              ------------------
     Rental income...........................................    $   397,429
     Earnings from operations................................    $   119,728
     Earnings attributable to Common Shares before
          cumulative effect of accounting change.............    $   100,299
     Net earnings attributable to Common Shares..............    $    98,859
     Weighted average Common Shares outstanding:
          Basic..............................................        161,500
          Diluted............................................        166,645
     Basic per share net earnings attributable to Common
          Shares before cumulative effect of accounting
          change.............................................    $      0.62
     Cumulative effect of accounting change..................          (0.01)
                                                                 -----------
     Basic per share net earnings attributable to Common
          Shares.............................................    $      0.61
                                                                 ===========
     Diluted per share net earnings attributable to Common
          Shares before cumulative effect of accounting
          change.............................................    $      0.60
     Cumulative effect of accounting change..................          (0.01)
                                                                 -----------
     Diluted per share net earnings attributable to Common
          Shares.............................................    $      0.59
                                                                 ===========

6.  Distributions and Dividends:

   Common Distributions

         On February 23, 2000, May 25, 2000 and August 24, 2000, ProLogis paid a quarterly distribution of $0.335 per Common Share to shareholders of record on February 9, 2000, May 11, 2000 and August 10, 2000, respectively. The distribution level for 2000 was set by ProLogis' Board of Trustees in December 1999 at $1.34 per Common Share.

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

         On January 31, 2000, April 28, 2000 and July 31, 2000, ProLogis paid quarterly dividends of $0.5469 per cumulative redeemable Series E preferred share. On March 31, 2000, June 30, 2000 and September 29, 2000, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share, $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

         Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

7.       Shareholders' Equity:

         During the first nine months of 2000, ProLogis generated net proceeds of $17.6 million from the issuance of 934,000 Common Shares under its 1999 Dividend Reinvestment and Share Purchase Plan and issued 151,000 Common Shares upon the exercise of stock options. In addition, ProLogis issued: (i) 602,000 Common Shares in connection with the acquisition of ProLogis Kingspark and Kingspark S.A. (see Note 3); (ii) 910,000 Common Shares upon conversion of 710,000 cumulative redeemable convertible Series B preferred shares; and (iii) 238,000 Common Shares to the holders of 216,000 convertible limited partnership units in MDN/JSC II Limited Partnership.

         In addition,  ProLogis granted the following stock options during 2000:
(i) 35,000 stock options issued to its Outside Trustees under its Share Option Plan for Outside Trustees, each with an exercise price of $20.75 and (ii) 1,209,000 stock options issued to employees under its Amended and Restated 1997 Long-Term Incentive Plan, each with an exercise price of $24.25. ProLogis also sold 359,000 stock options to certain of its unconsolidated entities during 2000, each with an exercise price of $24.25.

8.  Earnings Per Common Share:

         A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,              September 30,
                                                       ----------------------     ----------------------
                                                         2000         1999          2000         1999
                                                       ---------    ---------     ---------    ---------
   Net earnings attributable to Common Shares.....     $  48,619    $  74,021     $ 113,146    $  87,837
   Add:  Minority interest share in earnings......         1,228        1,139            --           --
         Series B preferred share dividends.......            --        3,102            --           --
                                                       ---------    ---------     ---------    ---------
   Adjusted net earnings attributable to Common
     Shares.......................................     $  49,847    $  78,262     $ 113,146    $  87,837
                                                       =========    =========     =========    =========
   Weighted average Common Shares outstanding -
     Basic........................................       164,317      161,446       163,206      149,201
   Incremental weighted average effect of common
     stock equivalents and contingently issuable
     shares.......................................         1,097          153         1,396          162
   Weighted average convertible limited
     partnership units............................         5,164        5,587            --           --
   Weighted average convertible Series B
     preferred shares.............................            --        9,143            --           --
                                                       ---------    ---------     ---------    ---------
   Adjusted weighted average Common Shares
     outstanding - Diluted........................       170,578      176,329       164,602      149,363
                                                       =========    =========     =========    =========
   Per share net earnings attributable to Common
     Shares:
        Basic.....................................     $    0.30    $    0.46     $    0.69    $    0.59
                                                       =========    =========     =========    =========
        Diluted...................................     $    0.29    $    0.44     $    0.69    $    0.59
                                                       =========    =========     =========    =========

         For the nine months ended September 30, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.60. For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,         September 30,
                                                     -------------------   -----------------
                                                       2000       1999       2000      1999
                                                     --------   --------   --------  ------
    Series B preferred shares...................       8,133         --      8,546     9,271
                                                       =====      =====      =====     =====

    Limited partnership units...................          --         --      5,435     5,419
                                                       =====      =====      =====     =====

9.  Supplemental Cash Flow Information:

        Non-cash investing and financing activities for the nine months ended September 30, 2000 and 1999 are as follows:

    o In connection with ProLogis' contribution of 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund discussed in Note 3, ProLogis received an equity interest in ProLogis European Properties Fund of approximately $78.0 million. ProLogis European Properties S.a.r.l. had total assets of $403.9 million and total liabilities of $248.1 million. ProLogis has recognized its investment in the remaining 49.9% of the common stock under the equity method since January 7, 2000.

    o ProLogis received $5.2 million, $13.8 million, $18.6 million and $0.6 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal, respectively, in the form of an equity interest in these entities during 2000. Additionally, ProLogis received $13.2 million of the proceeds from its disposition of facilities to ProLogis Principal in the form of a note receivable during 2000. ProLogis received $148.2 million and $16.7 million of the proceeds from its disposition of facilities to ProLogis California and ProLogis European Properties Fund, respectively, in the form of an equity interest in these entities during 1999.

    o ProLogis received $2.1 million of the proceeds from its disposition of facilities to third parties in the form of notes receivable during 2000.

    o In connection with the acquisition of ProLogis Kingspark and Kingspark S.A. discussed in Note 3, ProLogis issued 602,000 Common Shares in 2000.

    o Series B preferred shares aggregating $17.7 million and $11.3 million were converted into Common Shares in 2000 and 1999, respectively.

    o A net foreign currency translation loss of $49.6 million and a net foreign currency translation gain of $1.3 million were recognized in 2000 and 1999, respectively.

    o Limited partnership units aggregating $14.0 million and $0.2 million were converted into Common Shares in 2000 and 1999, respectively.

    o In connection with the Meridian Merger in 1999 (discussed in Note 5), ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E preferred shares, assumed approximately 1.1 million stock options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).

10.  Business Segments:

        ProLogis has three reportable business segments:

    o Property operations represents the long-term ownership and leasing of distribution facilities in the United States, (portions of which are owned through ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal -- See Note 3), Mexico and Europe (a portion of which is owned through Garonor Holdings (see Note 1), a subsidiary that was recognized under the equity method of accounting until June 29, 1999 and portions of which are owned through ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. in 2000-- See Note 3); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

    o Corporate distribution facilities services business represents the sale of distribution facilities developed by ProLogis, ProLogis Kingspark or Kingspark, S.A. (see Note 3) to third parties or entities in which ProLogis has an ownership interest or the development of distribution facilities by ProLogis or ProLogis Kingspark on a fee basis for third parties in the United States, Mexico and Europe; the development activities of ProLogis, ProLogis Kingspark, and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

    o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.); each company's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location. See Note 3.

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

                                                      Nine Months Ended
                                                         September 30,
                                                  -------------------------
                                                     2000           1999
                                                  ----------     ----------
    Income:
      Property operations:
         United States (1)....................    $  359,133     $  339,285
         Mexico...............................        11,217          6,398
         Europe (2)...........................        19,447          6,305
                                                  ----------     ----------
              Total property operations
               segment........................       389,797        351,988
                                                  ----------     ----------
      Corporate distribution facilities
        services business:
         United States (3)....................   $    56,630     $   23,579
         Mexico...............................         1,543             --
         Europe (4)(5)........................        27,952         27,043
                                                  ----------     ----------
              Total corporate distribution
               facilities services business
               segment........................        86,125         50,622
                                                  ----------     ----------
      Temperature-controlled distribution
        operations:
         North America (6)....................         8,067          7,685
         Europe (7)...........................       (10,806)        (1,239)
                                                  ----------     ----------
              Total temperature-controlled
               distribution operations
               segment........................        (2,739)         6,446
                                                  ----------     ----------
      Reconciling items:
         Interest income......................         5,554          4,006
         Income from unconsolidated entities..         1,279             54
                                                  ----------     ----------
              Total reconciling items.........         6,833          4,060
                                                  ----------     ----------
              Total income....................    $  480,016     $  413,116
                                                  ==========     ==========
    Net operating income:
      Property operations:
         United States (1)....................    $  337,742     $  314,747
         Mexico...............................        10,922          5,876
         Europe (2)...........................        20,516          5,309
                                                  ----------     ----------
              Total property operations
               segment........................       369,180        325,932
                                                  ----------     ----------
      Corporate distribution facilities
        services business:
         United States (3)....................        56,630         23,579
         Mexico...............................         1,543             --
         Europe (4)(5)........................        27,952         27,043
                                                  ----------     ----------
              Total corporate distribution
               facilities services business
               segment........................        86,125         50,622
                                                  ----------     ----------
      Temperature-controlled distribution
        operations:
         North America (6)....................         8,067          7,685
         Europe (7)...........................       (10,806)        (1,239)
                                                  ----------     ----------
               Total temperature-controlled
                distribution operations
                segment.......................        (2,739)         6,446
                                                  ----------     ----------
      Reconciling items:
         Interest income......................         5,554          4,006
         Income from unconsolidated entities..         1,279             54
         General and administrative expense...       (32,174)       (27,519)
         Depreciation and amortization........      (112,513)      (110,895)
         Interest expense.....................      (128,542)      (126,478)
         Interest rate hedge expense..........            --           (945)
         Other expenses.......................        (3,838)        (4,213)
                                                  ----------     ----------
              Total reconciling items.........      (270,234)      (265,990)
                                                  ----------     ----------
              Earnings from operations........    $  182,332     $  117,010
                                                  ==========     ==========
                                                  September 30,  December 31,
                                                      2000          1999
                                                  ------------   -----------
    Assets:
      Property operations:
         United States (8)....................     $3,837,277     $4,017,702
         Mexico...............................        117,988        178,253
         Europe (8)...........................        253,872        387,362
                                                   ----------     ----------
              Total property operations segment     4,209,137      4,583,317
                                                   ----------     ----------
      Corporate distribution facilities
        services business:
         United States........................        275,580        210,088
         Mexico...............................         16,069         13,249
         Europe (8)...........................        534,357        432,455
                                                   ----------     ----------
              Total corporate distribution
               facilities services business
               segment........................        826,006        655,792
                                                   ----------     ----------
      Temperature controlled distribution
        operations:
         North America (8)....................        223,193        192,607
         Europe (8)...........................        183,832        214,008
                                                   ----------     ----------
              Total temperature controlled
               distribution operations
               segment........................        407,025        406,615
                                                   ----------     ----------
      Reconciling items:
         Investments in unconsolidated entities        70,981          2,442
         Cash.................................        143,855         69,338
         Accounts and notes receivable........         36,716         31,084
         Other assets.........................         88,980         99,452
                                                   ----------     ----------
               Total reconciling items........        340,532        202,316
                                                   ----------     ----------
               Total assets...................     $5,782,700     $5,848,040
                                                   ==========     ==========
----------
(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis California, ProLogis North
     American Properties Fund I and ProLogis Principal in 2000 and ProLogis California in 1999. See Note 3 for summarized financial information of ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal.

(2) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis European Properties Fund (including net foreign currency exchange gains of $1.9 million) and ProLogis European Properties S.a.r.l. (including net foreign currency exchange gains of $2.0 million) in 2000 and ProLogis European Properties Fund in 1999. In 1999, also includes ProLogis' investment in Garonor Holdings (including a $13.0 million net foreign currency exchange loss). See Note 3 for summarized financial information of ProLogis European Properties Fund and Note 1 for a discussion of Garonor Holdings.

(3) In 2000, includes $2.9 million, $23.8 million and $1.5 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal, respectively. See Note 3.

(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 2000 and 1999 (including $1.0 million and $4.6 million of net foreign currency exchange gains in 2000 and in 1999, respectively). See Note 3 for summarized financial information of Kingspark S.A.

(5) Includes $5.9 million and $10.4 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2000 and 1999, respectively. In addition, includes $1.0 million and $2.2 million of net gains recognized under the equity method related to ProLogis Kingpark and Kingspark S.A.'s disposition of facilities to ProLogis European Properties Fund in 2000 and 1999, respectively. See Note 3.

(6) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics. See Note 3 for summarized financial information of ProLogis Logistics.

(7) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. (including $1.1 million and $2.1 million of net foreign currency exchange gains in 2000 and 1999, respectively). See
    Note 3 for summarized financial information of Frigoscandia S.A.

(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See Note 3 for summarized financial information of the unconsolidated entities as of and for the nine months ended September 30, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated balance sheet of ProLogis Trust and subsidiaries as of September 30, 2000, and the related consolidated statements of earnings and comprehensive income for the three and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Trust's management.

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


Chicago, Illinois
November 6, 2000

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with ProLogis' Consolidated Financial Statements and the notes thereto included in Item 1 of this report. See also ProLogis' 1999 Annual Report on Form 10-K.

         The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis' markets that could adversely affect demand for ProLogis' facilities and the creditworthiness of ProLogis' customers;
(ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations; (iii) increased or unanticipated competition for distribution facilities in ProLogis' target markets; and (iv) those factors discussed in ProLogis' 1999 Annual Report on Form 10-K.

Results of Operations

   Nine Months Ended September 30, 2000 and 1999

        Net earnings attributable to Common Shares was $113.1 million for the nine months ended September 30, 2000 as compared to $87.8 million for the same period in 1999, an increase of $25.3 million. The increase in net earnings attributable to Common Shares in 2000 over 1999 was primarily the result of:

    o an increase of $32.8 million in other real estate income, primarily profits earned in the CDFS business segment from dispositions of facilities developed; and

    o an increase of $34.4 million in income recognized under the equity method from ProLogis' investments in unconsolidated entities due to: (i) an increase in the earnings from ProLogis Kingspark in 2000 (see "--Corporate Distribution Facilities Services Business"); (ii) earnings from ProLogis European Properties Fund, ProLogis European Properties S.a.r.l., ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal, a portion of each of these entities' operations was recognized on a consolidated basis in 1999 (see "--Property Operations") and (iii) a net decrease in the earnings of ProLogis' temperature-controlled distribution operations businesses (see "--Temperature-Controlled Distribution Operations").

        These increases in net earnings were partially offset by increases in the following expenses in 2000 over 1999: (i) net foreign currency exchange losses (see "--Other Income and Expense Items - Foreign Currency Exchange Losses, Net"); (ii) general and administrative expense (see "--Other Income and Expense Items - General and Administrative Expense") and (iii) interest expense (see "--Other Income and Expense Items - Interest Expense"). Net operating income from property operations (after deductions for depreciation and amortization) increased by $1.9 million in 2000 over 1999 (see "--Property Operations"). Weighted average Common Shares outstanding increased in 2000 as compared to 1999, primarily attributable to the issuance of Common Shares related to the Meridian Merger on March 30, 1999 (see "-- Meridian Merger").

Property Operations

         ProLogis' property operations segment income consists of: (i) the net operating income from the operating facilities that are owned directly by ProLogis or its consolidated majority-owned and controlled subsidiaries and partnerships and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated entities engaged in property operations (see Note 10 to ProLogis' Consolidated Financial Statements in Item 1). The amounts recognized under the equity method are based on the net earnings of the unconsolidated entity and include interest income and interest expense, depreciation and amortization expense, general and administrative expense, income taxes and foreign currency exchange gains and losses (with respect to ProLogis Garonor, ProLogis European Properties Fund and ProLogis European Properties S.a.r.l.). ProLogis' net operating income from the property operations segment was as follows for the nine months ended September 30, 2000 and 1999 (in thousands):

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Facilities directly owned by ProLogis and its
 consolidated entities:
  Rental income..........................................  $362,024    $363,915
  Property operating expenses............................    20,617      26,056
                                                           --------    --------
          Net operating income...........................   341,407     337,859
                                                           --------    --------
Income from ProLogis California..........................     9,597         469
Income from ProLogis European Properties Fund............     8,949          26
Income from ProLogis European Properties S.a.r.l.........     7,686          --
Income from ProLogis North American Properties Fund I....     1,233          --
Income from ProLogis Principal...........................       308          --
Loss from ProLogis Garonor...............................        --     (12,422)
                                                           --------    --------
          Total property operations segment..............  $369,180    $325,932
                                                           ========    ========

        Rental income decreased by $1.9 million in 2000 as compared to 1999. This decrease is comprised of the following components:

    o facilities acquired during 2000 contributed $0.3 million of additional rental income in 2000; o facilities completed during 2000 contributed $6.8 million of additional rental income in 2000;

    o facilities acquired during 1999 that are still in operation as of September 30, 2000 contributed $21.0 million of additional rental income in 2000 (primarily the facilities acquired in the Meridian Merger; see "--Meridian Merger");

    o facilities completed during 1999 that are still in operation as of September 30, 2000 contributed $6.5 million of additional rental income 2000;

    o facilities owned and operated as of January 1, 1999 that are still in operation as of September 30, 2000 contributed $11.0 million of additional rental income in 2000; and

    o facilities that were in operation during 1999 but have subsequently been disposed of reduced rental income in 2000 by $47.5 million (primarily facilities contributed to ProLogis California, ProLogis European Properties Fund, ProLogis North American Properties Fund I and ProLogis Principal).

        Rental expenses, net of recoveries from tenants, decreased by $5.4 million in 2000 from 1999 primarily due to increases in expense recoveries from tenants. Rental expenses, before recoveries from tenants were 24.5% of rental income for 2000 and 23.3% of rental income for 1999. Total rental expense recoveries were 76.8% and 69.3% of total rental expenses in 2000 and 1999, respectively.

         Under the equity method, ProLogis recognized its share of the net earnings of the entities that are part of ProLogis' property operations segment as follows: (i) ProLogis Garonor from December 29, 1998 to June 29, 1999; (ii) ProLogis California beginning August 26, 1999; (iii) ProLogis European
Properties Fund beginning September 23, 1999 which includes ProLogis European Properties S.a.r.l. since January 7, 2000; and (iv) ProLogis North American Properties Fund I and ProLogis Principal since June 30, 2000. The operations of ProLogis Garonor are included in the ProLogis European Properties S.a.r.l. in 2000.See Notes 1 and 3 to ProLogis' Consolidated Financial Statements in Item 1.

        ProLogis' share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. includes net foreign currency exchange gains of $1.9 million and $2.0 million, respectively, in 2000. ProLogis' share of ProLogis Garonor's loss in 1999 includes a net foreign currency exchange loss of $13.0 million.

        The facilities that ProLogis develops are not always pre-leased at the start of construction. In addition, ProLogis may acquire facilities that are underleased at the time of acquisition. While these situations will reduce ProLogis' overall occupancy rate below its stabilized level in the short-term, they do provide opportunities for ProLogis to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (but in no case longer than 12 months for facilities acquired by ProLogis and 12 months after shell completion for facilities developed by ProLogis) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation, resulting in an occupancy rate of 95.3% and a leased rate of 96.2% for stabilized facilities owned by ProLogis and its consolidated and unconsolidated entities as of September 30, 2000. The average increase in rental rates for new and renewed leases on previously leased space (26.7 million square feet) for all facilities including those owned by ProLogis' consolidated and unconsolidated entities during nine months in 2000 was 16.2%.

   Corporate Distribution Facilities Services Business

         Income from ProLogis' CDFS business segment consists primarily of: (i) the profits from the disposition of land parcels and facilities that were developed by ProLogis or its consolidated subsidiaries and sold to customers or to entities in which ProLogis has an ownership interest; (ii) development fees earned by ProLogis or its consolidated subsidiaries and (iii) income recognized under the equity method from ProLogis' investment in ProLogis Kingspark and Kingspark S.A. ProLogis Kingspark and Kingspark S.A. engage in CDFS business activities in the United Kingdom similar to those activities performed directly by ProLogis and its consolidated subsidiaries. ProLogis recognizes 95% of the net earnings of ProLogis Kingspark and Kingspark S.A. which includes interest income and interest expense (net of capitalized amounts), general and administrative expense, income taxes and foreign currency exchange gains and losses. See Note 3 to ProLogis' Consolidated Financial Statements in Item 1.

         The CDFS business segment income is comprised of the following (in thousands):

                                                              Nine Months Ended
                                                                 September 30,
                                                              ------------------
                                                                2000      1999
                                                              --------  --------
     Income from ProLogis Kingspark and Kingspark S.A........ $ 20,411  $ 16,494
     Net gains on disposition of land parcels and
       facilities developed for sale by ProLogis.............   60,615    33,058
     Development fees earned by ProLogis.....................    2,842       919
     Other, net..............................................    2,257       151
                                                              --------  --------
                                                              $ 86,125  $ 50,622
                                                              ========  ========

         In the first nine months of 2000, ProLogis and its consolidated entities disposed of land parcels and 9.5 million square feet of facilities in the CDFS business segment with aggregate net sales proceeds of $429.6 million. In the same period in 1999, ProLogis disposed of land parcels and 3.4 million square feet of facilities with aggregate net sales proceeds of $199.2 million.

         ProLogis Kingspark's and Kingspark S.A.'s dispositions in the first nine months of 2000 generated net sales proceeds of $91.8 million on the disposition of land parcels and 0.7 million square feet of facilities developed for sale. ProLogis Kingspark and Kingspark S.A.'s dispositions in the first nine months of 1999 generated net sales proceeds of $96.8 million on the disposition of land parcels and 0.9 million square feet of facilities developed for sale. ProLogis Kingspark also earned fees for developing facilities under development management agreements ($5.2 million in 2000 and $4.0 million for 1999). ProLogis' share of the net earnings of ProLogis Kingspark and Kingspark S.A. for the nine months ended September 30, 2000 includes $2.6 million of current and deferred income tax expense and $1.0 million of net foreign currency exchange gains. ProLogis' share of ProLogis Kingspark's and Kingspark S.A.'s net earnings for the nine months ended September 30, 1999 includes $7.1 million of current and deferred income tax expense and $4.6 million of net foreign currency exchange gains.

   Temperature-Controlled Distribution Operations

         ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the net income (loss) of ProLogis Logistics and Frigoscandia S. A. was as follows (in thousands) (see Notes 3 and 10 to ProLogis' Consolidated Financial Statements in Item 1):

                                                             Nine Months Ended
                                                                September 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
     Income from ProLogis Logistics.......................  $  8,067   $  7,685
     Loss from Frigoscandia S. A. ........................   (10,806)    (1,239)
                                                            --------   --------
          Total temperature-controlled distribution
            operations segment............................  $ (2,739)  $  6,446
                                                            ========   ========

         Net income (loss) of ProLogis Logistics and Frigoscandia S. A. includes interest income and interest expense, depreciation and amortization expense, general and administrative expense, income taxes and foreign currency exchange gains and losses (with respect to Frigoscandia). ProLogis recognizes 95% of the net earnings of each entity.

         The increase in ProLogis' share of ProLogis Logistics' net earnings from 1999 to 2000 of $0.4 million is attributable primarily to the increase in cubic feet capacity in operation in 2000 over the same period in 1999 and to income earned from retail dedicated services.

         ProLogis' share of Frigoscandia S.A.'s net losses includes net foreign currency exchange gains of $1.1 million and $2.1 million in 2000 and 1999, respectively. Excluding foreign currency exchange gains, ProLogis recognized $8.6 million less income under the equity method in 2000 than was recognized in 1999 from its investment in Frigoscandia S.A. The decrease in 2000 is due to:
(i) lower occupancy levels, principally the result of the reduction in inventories of beef and pork products by the British, German and French governments; (ii) a weak European vegetable harvest due to high rainfall levels during the summer months resulting in reduced inventories of frozen vegetables; and (iii) increases in fuel prices and expenses incurred related to trucker strikes in August and September.

         ProLogis believes that the factors that contributed to the decline in operating performance of Frigoscandia S. A. are temporary and can be partially mitigated in the short-term by reductions in general and administrative costs and other operating costs. However, there is no assurance that these factors are temporary or that some of all of these factors will not continue past 2001.

   Income from Unconsolidated Entities

         In addition to the amounts that were recognized under the equity method that are discussed under "- Property Operations", "--Corporate Distribution
Facilities Services Business" and "--Temperature-Controlled Distribution Operations", ProLogis recognized license fee income from it's non-exclusive license agreements with Vizional Technologies and PhatPipe of $1.2 million and $74,000, respectively, for the nine months ended September 30, 2000. See Note 3 to ProLogis' Consolidated Financial Statements in Item 1.

         Under these license agreements, Vizional Technologies and PhatPipe have the non-exclusive use of the ProLogis Operating System(TM) until July 2005 and September 2003, respectively. As of September 30, 2000, ProLogis deferred $29.2 million under the Vizional Technologies agreement and $7.9 million under the PhatPipe agreement. These amounts will be recognized in income over the remaining terms of the respective agreements. ProLogis also recognized its share of the income of Insight of $34,000 and $54,000 for the nine months ended September 30, 2000 and 1999, respectively.

   Other Income and Expense Items

    Interest Income

         Interest income was $5.6 million in 2000, an increase of $1.6 million over the interest income recognized in 1999 of $4.0 million. The increase is primarily the result of higher average cash balances.

    General and Administrative Expense

         General and administrative expense was $32.2 million in 2000 and $27.5 million in 1999. The $4.7 million increase in general and administrative expense is attributable to new business initiatives in both North America and Europe.

    Depreciation and Amortization

         Depreciation and amortization expense increased by $1.6 million in 2000 as compared to 1999. Depreciation and amortization expense in the first quarter of 2000 increased by $12.1 million over the first quarter of 1999. This increase is primarily attributable to a full quarter of depreciation expense in 2000 related to the 246 facilities acquired in the Meridian Merger on March 30, 1999 (see "--Meridian Merger"). Depreciation and amortization expense for the second and third quarters of 2000 decreased by a total $10.5 million from the same period in 1999. The decrease during the second and third quarters of 2000 is primarily attributable to the decrease in the number of operating facilities directly owned by ProLogis and its consolidated subsidiaries in 2000 from the same period in 1999. This decrease in operating facilities is the result of dispositions of operating facilities to third parties and entities in which ProLogis has an ownership interest. See "--Property Operations".

    Interest Expense

         Interest expense was $128.5 million and $126.5 million in 2000 and 1999, respectively. ProLogis' average debt balance outstanding was higher during the nine months ended September 30, 2000 than for the same period in 1999 resulting in increased interest expense.

    Other Expenses

         Other expenses, which were $3.8 million in 2000 and $4.2 million in 1999, includes land holding costs and the write-off of previously capitalized pursuit costs. Land holding costs were $1.4 million in 2000 and $2.2 million in 1999. Pursuit cost write-offs were $2.4 million in 2000 and $2.0 million in 1999.

    Gain on Disposition of Real Estate

         Gain on disposition of real estate represents the net gains from the disposition of operating facilities that were acquired or developed within the property operations segment. During the nine months ended September 30, 2000, ProLogis disposed of 3.4 million square feet of such operating facilities generating net sales proceeds of $133.7 million and a net gain of $1.0 million (a net gain of $5.1 million was recognized in the first quarter of 2000, a net loss of $4.8 million was recognized in the second quarter of 2000 and a net gain of $0.7 million was recognized in the third quarter of 2000). During the nine months ended September 30, 1999, ProLogis disposed of 81 operating facilities aggregating 12.5 million square feet and generated a net gain of $26.4 million (primarily the facilities acquired by ProLogis California in August 1999).

         In 2000, ProLogis has disposed of certain non-strategic facilities. Non-strategic facilities are assets located in markets or sub markets that are no longer considered target markets and assets that were acquired as part of portfolio acquisitions that are not consistent with ProLogis' core portfolio based on the asset's size or configuration.

    Foreign Currency Exchange Losses, Net

         ProLogis recognized a net foreign currency exchange loss of $20.4 million for the first nine months of 2000 as compared to a loss of $6.5 million for the same period in 1999. In both periods, the losses are primarily the result of the remeasurement and settlement of intercompany debt and the remeasurement of third party debt of ProLogis' foreign subsidiaries.
Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro and the pound sterling and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar. During the first nine months of 2000, the euro and pound sterling depreciated against the U.S. dollar which is the primary cause of the remeasurement losses recognized in that period. During the first and second quarters of 1999, the euro and pound sterling depreciated against the U.S. dollar, which is the primary cause of the remeasurement losses recognized during the first nine months of 1999. However, during the third quarter of 1999, the euro and pound sterling appreciated against the U.S. dollar, resulting in a remeasurement gain for that period.

    Cumulative Effect of Accounting Change

         Through 1998, ProLogis capitalized costs associated with start-up activities and organization costs and amortized such costs over an appropriate period, generally five years. Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organization, pre-opening and start-up activities be expensed as incurred, was adopted by ProLogis on January 1, 1999. Accordingly, ProLogis expensed $1.4 million of unamortized organization and start-up costs as a cumulative effect of accounting change in the first quarter of 1999. Subsequent to that date, all such costs incurred have been expensed.

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

   Three Months Ended September 30, 2000 and 1999

         The changes in net earnings attributable to Common Shares and its components for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 are similar to the changes for the nine month periods ended on the same dates. The three-month period changes are attributable to the same reasons discussed under "--Nine Months Ended September 30, 2000 and 1999" except as specifically discussed under "--Other Income and Expense Items - Depreciation Expense", "--Other Income and Expense Items - Gain on Disposition of Real Estate" and "--Other Income and Expense Items - Foreign Currency Exchange Losses, Net".

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

       ProLogis' future investing activities within the property operations segment and the CDFS business segment are expected to consist primarily of acquiring land for future development and the development distribution facilities. Within the temperature-controlled distribution operations segment, ProLogis' future investing activities are expected to consist of facility expansion and investment in additional facilities to achieve strategic objectives with respect to targeted markets and to address specific customer needs, in addition to capital expenditures for logistics information systems improvements. ProLogis' future investing activities are expected to be primarily funded with:

    o  cash generated by operations;
    o  the proceeds from the sale of non-strategic facilities to third parties;
    o the proceeds from the sale of non-strategic temperature-controlled facilities to third parties;
    o  the proceeds from the sale of facilities developed to third parties;
    o the proceeds from the sale of facilities to ProLogis European Properties Fund and ProLogis North American Properties Fund I or to other similar entities; and
    o  utilization of ProLogis' unsecured lines of credit.

       In the short-term, borrowings and subsequent repayments on ProLogis' unsecured lines of credit will provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities.

       Within ProLogis European Properties Fund, ProLogis has access to 797.7 million euros (the currency equivalent of approximately $698.8 million as of September 30, 2000) of third party equity capital in Europe that has been committed primarily by institutional investors through 2002 to fund acquisitions of ProLogis' completed stabilized European developments and acquisitions of other facilities from third parties. ProLogis European Properties Fund has a
500.0 million euro secured, revolving credit facility which is utilized in conjunction with the committed equity to provide additional capital for its acquisitions. As of September 30, 2000, 207.4 million euros (the currency equivalent of approximately $177.4 million) was outstanding on the 500.0 million euro credit facility. ProLogis European Properties Fund expects to obtain secured, term financing to refinance the 500.0 million euro credit facility with the intent that the total loan to value ratio not exceed 50% on an on-going basis.

       Through ProLogis North American Properties Fund I, ProLogis has access to additional third party equity capital in North America which can be used to acquire ProLogis' completed, stabilized North American developments. Additionally, ProLogis North American Properties Fund I intends to seek additional equity capital and to arrange secured, term financing (such that the entity's loan to value ratio is not intended to exceed 65%). ProLogis will continue to evaluate other financing arrangements similar to ProLogis European Properties Fund and ProLogis North American Fund I that will provide debt and equity financing to ProLogis.

       As of September 30, 2000, ProLogis had $530.0 million available for borrowing under its U.S. dollar denominated unsecured lines of credit and the currency equivalent of approximately $9.7 million available for borrowing under its multi-currency unsecured line of credit. As of November 8, 2000, on a combined basis ProLogis had approximately $537.7 million of borrowing capacity available (see "-- Credit Facilities"). ProLogis' U.S. dollar denominated line of credit agreement allows ProLogis to increase the available commitment by $25.0 million to a total of $500.0 million. Another source of future liquidity and financial flexibility is ProLogis' shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. ProLogis currently has $608.0 million of shelf-registered securities available for issuance, subject to ProLogis' ability to effect an offering on satisfactory terms.

   Cash Operating Activities

         Cash provided by operating activities increased by $54.5 million in 2000 as compared to 1999 ($286.4 million in 2000 and $231.9 million in 1999). See "--Results of Operations--Property Operations". Cash provided by operating activities exceeded the cash distributions paid to holders of Common Shares for both the nine months in 2000 and 1999.

   Cash Investing and Cash Financing Activities

         For the nine months in 2000, ProLogis used net cash of $153.4 million in investing activities consisting primarily of investments in real estate (including recurring capital expenditures and tenant improvements and lease commissions on previously leased space) and investments in unconsolidated entities. In addition to cash generated by operations, these real estate investments were funded by $440.6 million of proceeds generated from the disposition of real estate assets from both the property operations segment and the CDFS business segment as well as from borrowings on ProLogis' unsecured lines of credit.

         For the nine months in 1999, ProLogis used net cash of $101.9 million in investing activities consisting primarily of investments in real estate (including recurring capital expenditures and tenant improvements and lease commissions on previously leased space) and investments in unconsolidated entities. In addition to cash generated by operations, these real estate investments were primarily funded by proceeds from secured and unsecured debt transactions of approximately $966.0 million and $411.0 million of proceeds generated from the disposition of real estate assets from both the property operations segment and the CDFS business segment. Also in 1999, ProLogis made net repayments on its unsecured lines of credit and short-term borrowings of $366.4 million and made cash payments associated with the Meridian Merger (a payment of $328.4 million on Meridian's outstanding line of credit, $11.9 million of accrued distributions to Meridian shareholders and $67.6 million of payments to Meridian shareholders). See "-- Results of Operations - Meridian Merger".

   Credit Facilities

         ProLogis has an unsecured credit agreement with Bank of America, N.A., Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $475.0 million unsecured revolving line of credit. The credit agreement allows ProLogis to increase the available commitment by $25.0 million to a total of $500.0 million. ProLogis Logistics and ProLogis Development Services may also borrow under the credit agreement, with such borrowings guaranteed by ProLogis. Borrowings bear interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior unsecured debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 0.75% (7.3675% as of September 30, 2000). Additionally, the credit agreement provides for a facility fee of 0.15% per annum. The line of credit matures on June 6, 2003 and may be extended for an additional year at ProLogis' option. As of September 30, 2000, ProLogis had no borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

         In addition, ProLogis has a $55.0 million unsecured discretionary line of credit with Bank of America that matures on June 6, 2001. Of the total, ProLogis can borrow the currency equivalent of $30.0 million in certain foreign currencies with the U.S. dollar borrowings limited to $25.0 million. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the discretionary line of credit as of September 30, 2000.

         ProLogis has a 325.0 million euro, multi-currency, unsecured revolving line of credit (the currency equivalent of approximately $284.7 million as of September 30, 2000) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acts as agent. The line of credit was obtained for the purpose of funding ProLogis' European development activities. The interest rate on this multi-currency, four-year revolving line of credit is Euribor plus 0.75% or Sterling LIBOR plus 0.75%, (borrowings outstanding as of September 30, 2000 were at a weighted average interest rate of 6.49%). The credit agreement provides for an unused commitment fee of 0.375% per annum. As of September 30, 2000, there were 321.6 million euros (the currency equivalent of approximately $275.0 million) of borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

   Commitments

         As of September 30, 2000, ProLogis had $410.4 million of budgeted development costs for developments under construction, of which $216.8 million was unfunded.

         Frigoscandia AB has a 360.0 million Deutsche mark, multi-currency revolving credit agreement through a consortium of 11 European banks. As of September 30, 2000, the currency equivalent of approximately $161.8 million was outstanding. The loan matures in September 2001 and bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) plus 1.15%. ProLogis has entered into a guarantee agreement for 25% of the loan balance.

         ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to
15.0 million pounds  sterling (the currency  equivalent of  approximately  $22.0 million as of September 30, 2000) has been guaranteed by ProLogis. As of September 30, 2000 no borrowings were outstanding on the line of credit. However, as of September 30, 2000, ProLogis Kingspark had the currency equivalent of approximately $14.7 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of September 30, 2000, ProLogis had an unfunded commitment on this guarantee agreement in the currency equivalent of approximately $1.3 million.

         ProLogis European Properties S.a.r.l. has a 140.0 million French franc unsecured loan outstanding (the currency equivalent of approximately $18.3 million as of September 30, 2000) that has been guaranteed by ProLogis.

         ProLogis North American Properties Fund I has $232.6 million of short-term borrowings outstanding as of September 30, 2000, of which ProLogis has guaranteed $222.6 million.

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

         On February 23, 2000, May 25, 2000 and August 24, 2000, ProLogis paid a quarterly distribution of $0.335 per Common Share to shareholders of record as of February 9, 2000 and May 11, 2000 and August 10, 2000, respectively. The distribution level for 2000 was set by ProLogis' Board of Trustees in December 1999 at $1.34 per Common Share.

         The annual dividend rates on ProLogis' preferred shares are $2.35 per cumulative redeemable Series A preferred share, $1.75 per convertible cumulative redeemable Series B preferred share, $4.27 per cumulative redeemable Series C preferred share, $1.98 per cumulative redeemable Series D preferred share and $2.1875 per cumulative redeemable Series E preferred share.

         On January 31, 2000, April 28, 2000 and July 31, 2000, ProLogis paid quarterly dividends of $0.5469 per cumulative redeemable Series E preferred share. On March 31, 2000, June 30, 2000 and September 29, 2000, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $0.4375 per cumulative redeemable convertible Series B preferred share; $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

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

New Tax Legislation

         The REIT Modernization Act ("RMA"), which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect to the taxation of REITs. Primarily, the RMA allows for the creation of Taxable REIT Subsidiaries ("TRS") which will allow ProLogis and other REITs to own up to 100% of a TRS (previously limited to 10% of the voting stock). Due to the previous limitations, certain of ProLogis' current taxable subsidiaries (those entities whose operations generated income that was restricted under the REIT rules) were formed as entities in which ProLogis owned 100% of the preferred stock and a third party owned 100% of the voting common stock. Accordingly, ProLogis accounted for its investments in ProLogis Logistics, Frigoscandia S.A. and Kingspark S.A. under the equity method rather than consolidating the investments in its balance sheet and results of operations (ProLogis Development Services Incorporated is consolidated with ProLogis). Because ProLogis will be able to own 100% of these entities beginning on January 1, 2001, ProLogis is evaluating its options regarding the purchase of the common stock of these entities from the third parties currently owning the stock. See Note 3 to ProLogis' Consolidated Financial Statements in Item 1.

Funds from Operations

         Funds from operations attributable to Common Shares increased $50.4 million to $279.3 million for 2000 from $228.9 million for 1999.

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

         Funds from operations as used by ProLogis is modified from the NAREIT definition to exclude: (i) deferred income tax benefits and deferred income tax expenses of ProLogis' taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from debt transactions between ProLogis and its consolidated and unconsolidated entities; (iii) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of third party debt of ProLogis' foreign consolidated and unconsolidated entities; and (iv) mark to market adjustments related to derivative financial instruments utilized to manage ProLogis' foreign currency risks. These adjustments to the NAREIT definition are made to reflect ProLogis' funds from operations on a comparable basis with other REITs that do not engage in the types of transactions that give rise to these items.

         In October 1999, NAREIT's definition of funds from operations was changed to include non-recurring items as a component of funds from operations. The 1999 amount presented below has been restated to reflect this change. The effect of this restatement is a reduction of $1,724,000 to funds from operations attributable to Common Shares for the nine months ended September 30, 1999. For the entire year ended December 31, 1999, the effect of the restatement is an increase of $2,000 to funds from operations attributable to Common Shares.

         Funds from operations is as follows (in thousands):

                                                                     Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                      2000        1999
                                                                   ---------    ---------
Net earnings attributable to Common Shares.......................  $ 113,146    $  87,837
  Add (Deduct):
     Real estate related depreciation and amortization...........    109,238      109,398
     Gain on disposition of non-CDFS business segment assets.....     (1,009)     (26,358)
     Foreign currency exchange losses, net (1)...................     21,622        6,589
     Cumulative effect of accounting change (2)..................         --        1,440
     Deferred income tax expense.................................      1,702          574
     ProLogis' share of reconciling items of unconsolidated
      entities:
       Real estate related depreciation and amortization.........     43,709       36,656
       (Gain) loss on disposition of non-CDFS business segment
          assets.................................................       (357)         130
       Foreign currency exchange (gains) losses, net.............     (4,589)       5,737
       Cumulative effect of accounting change (2)................         --        1,480
       Deferred income tax expense (benefit).....................     (4,204)       5,444
                                                                   ---------    ---------
  Funds from operations attributable to Common Shares............  $ 279,258    $ 228,927
                                                                   =========    =========

-----------
(1) See "--Results of Operations-- Other Income and Expense Items-- Foreign Currency Exchange Losses, Net".
(2) See "--Results of Operations-- Other Income and Expense Items-- Cumulative Effect of Accounting Change".

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 2000, no significant change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 1999 Annual Report on Form 10-K.

PART II

Item 4.  Submission of Matters to Vote of Securities Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

12.1     Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated November 6, 2000
27       Financial Data Schedule

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


                                               PROLOGIS TRUST



                             BY:/S/          WALTER C. RAKOWICH
                                --------------------------------------------
                                             Walter C. Rakowich
                                            Managing Director and
                                           Chief Financial Officer
                                         (Principal Financial Officer)




                             BY:/S/             LUKE A. LANDS
                                --------------------------------------------
                                                Luke A. Lands
                                    Senior Vice President and Controller




                             BY:/S/            SHARI J. JONES
                                --------------------------------------------
                                               Shari J. Jones
                                               Vice President
                                       (Principal Accounting Officer)



Date:  November 9, 2000