Form 10-K
period 2000-12-31
PROLOGIS TRUST
filed 2001-03-26
CIK 899881

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 1-12846

                                   ---------

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

     Based on the closing price of the registrant's shares on March 16, 2001, the aggregate market value of the voting shares held by non-affiliates of the registrant was $2,455,192,440.

     At March 16, 2001, there were outstanding approximately 173,560,729 common shares of beneficial interest of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2001 annual meeting of its shareholders are incorporated by reference in Part III of this report.

================================================================================

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                            PAGE
----                           -----------                            ----
                                  PART I
 1.    Business....................................................      1
         ProLogis Trust............................................      1
         Business Strategy and Operating Segments..................      2
         Financing Strategy........................................     12
         ProLogis Operating System(TM).............................     13
         ProLogis Management.......................................     14
         Environmental Matters.....................................     19
         Insurance Coverage........................................     19
 2.    Properties..................................................     19
         Industrial Distribution Facilities........................     19
         Geographic Distribution...................................     20
         Facilities................................................     22
         Consolidated Entities.....................................     26
         Unconsolidated Entities...................................     28
 3.      Legal Proceedings.........................................     31
 4.      Submission of Matters to a Vote of Security Holders.......     31

                                 PART II
 5.    Market for the Registrant's Common Equity and Related
         Stockholder Matters.......................................     31
         Distributions and Dividends...............................     32
         Dividend Reinvestment and Share Purchase Plan.............     33
 6.    Selected Financial Data.....................................     34
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................     36
         Results of Operations.....................................     37
         Environmental Matters.....................................     44
         Liquidity and Capital Resources...........................     44
         New Tax Legislation.......................................     49
         Funds from Operations.....................................     49
         Risk Factors..............................................     50
 7A.   Quantitative and Qualitative Disclosure About Market Risk...     54
 8.    Financial Statements and Supplementary Data.................     55
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure Matters..........................     55

                                 PART III
10.    Directors and Executive Officers of the Registrant..........     56
11.    Executive Compensation......................................     56
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................     56
13.    Certain Relationships and Related Transactions..............     56

                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
         8-K.......................................................     57

                                     PART I

ITEM 1. BUSINESS

PROLOGIS TRUST

     ProLogis Trust ("ProLogis") is a real estate investment trust ("REIT") that operates a global network of industrial distribution facilities. ProLogis owns (directly, through consolidated entities or through investments in other real estate entities accounted for under the equity method) 171.7 million square feet of industrial distribution facilities operating or under development in North America and Europe. Additionally, ProLogis owns, operates under lease agreements or has under development 369.9 million cubic feet of temperature-controlled distribution facilities (including 35.5 million cubic feet of dry distribution space located in temperature-controlled distribution facilities) located in the United States and Europe. This network of distribution facilities makes ProLogis the largest publicly held U.S.-based global owner and lessor of industrial distribution and temperature-controlled distribution facilities. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Integrated Solutions Group, combined with ProLogis' international network of distribution facilities, enables ProLogis to meet its customers' distribution space needs globally. ProLogis believes it has distinguished itself from its competition by developing an organizational structure and service delivery system built around its customers. ProLogis believes that its service approach, which combines international scope and expertise and a strong local presence in each of its target markets, makes it attractive to its targeted customer base that includes the largest global users of distribution facilities. ProLogis is organized under Maryland law and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

     ProLogis' business strategy is designed to: (i) achieve long-term sustainable growth in cash flow; (ii) minimize the need to issue direct public debt or public equity capital; and (iii) increase the overall return on equity for shareholders. ProLogis has organized its business into three operating segments in order to achieve its objectives. For a discussion of certain financial information regarding each segment see Note 10 to ProLogis' Consolidated Financial Statements in Item 8. ProLogis' three operating segments are:

     - Property Operations -- The long-term ownership, management and leasing of industrial distribution facilities in North America and Europe, primarily distribution space that is adaptable for both distribution and light manufacturing or assembly uses. This operating segment generates income from rents and reimbursement of property operating expenses from unaffiliated customers and earns management fees from entities in which ProLogis has an ownership interest. As of December 31, 2000, in this operating segment ProLogis owned and operated (directly or through its consolidated and unconsolidated entities) 161.5 million square feet of operating facilities at an investment of $6.0 billion. Of the total,
       126.3 million square feet at an investment of $4.3 billion are owned directly by ProLogis and its consolidated entities. Facilities in this operating segment located in North America aggregate 145.4 million square feet of the total with the remaining 16.1 million square feet located in Europe.

     - Corporate Distribution Facilities Services Business ("CDFS
       Business") -- The development of industrial distribution facilities to be disposed of to unaffiliated customers or entities in which ProLogis has an ownership interest in North America and Europe or for a development fee for unaffiliated customers in North America and Europe. Income from this operating segment is derived from the profit resulting from the disposition of the facilities developed and from fees paid by customers for the development of facilities on their behalf. The development activities in this segment are performed directly by ProLogis, directly by a consolidated entity in which ProLogis recognizes substantially all of the economic benefits or through an unconsolidated entity, accounted for under the equity method, in which ProLogis recognizes substantially all of the economic benefits. Once an entity in which ProLogis has an ownership interest acquires the facilities from ProLogis or its consolidated and unconsolidated entities, the operations of these facilities and the management fees earned by ProLogis related to these facilities are reflected in ProLogis' property operations segment. As of December 31, 2000, ProLogis had (directly or through its consolidated and unconsolidated entities) 10.2 million square feet of distribution facilities under development with a total budgeted cost of $491.4 million. Of the total, 8.7 million square feet at a total budgeted development cost of $355.2 million were owned directly by ProLogis and its consolidated entity. Also, as of December 31, 2000, ProLogis owned or controlled (directly or through its consolidated and unconsolidated entities) 5,126 acres of land with the capacity for developing approximately 85.7 million square feet of distribution facilities. Of the total, 3,279 acres of land with the capacity for developing approximately 57.4 million square feet million square feet of distribution facilities were owned directly by ProLogis and its consolidated entity. Land positions in North America aggregated 2,385 acres with the remaining 2,741 acres located in Europe. Upon completion, ProLogis expects to dispose of the facilities developed to unaffiliated customers or to entities in which ProLogis has an ownership interest.

     - Temperature-Controlled Distribution Operations -- The operation of temperature-controlled distribution facilities earning revenues from unaffiliated customers for various services associated with a temperature-controlled distribution environment. Such services include:
       (i) total supply chain management; (ii) management of customer inventory and related services, (i.e. case picking, sorting, labeling, shrink-wrapping and blast freezing); (iii) temperature-controlled product consolidation and transportation services; and (iv) third-party logistics services and facility management for leading grocery retailers. In this operating segment, ProLogis recognizes substantially all of the economic benefits of two companies that are accounted for under the equity method. As of December 31, 2000, ProLogis' unconsolidated entities owned or operated under lease agreements 363.6 million cubic feet of temperature-controlled distribution space (including 35.5 million cubic feet of dry distribution space located in temperature-controlled distribution facilities) and had 6.3 million cubic feet of temperature-controlled distribution facilities under development. Of the total cubic feet in operation, 175.9 million cubic feet are located in the United States and 187.7 million cubic feet are located in Europe. The facilities under development are located in Anaheim (4.0 million cubic feet) and Houston (2.3 million cubic feet).

  2000 Operating Performance

     Total funds from operations increased by $56.5 million from $320.2 million in 1999 to $376.7 million in 2000. This increase was driven by ProLogis' successful operating and investment strategies. The contribution to total funds from operations by ProLogis' operating segments for 2000 and 1999 is as follows (see Note 10 to ProLogis' Consolidated Financial Statements in Item 8):

     - 69.6% and 70.6% of total funds from operations is attributable to the property operations segment in 2000 and 1999, respectively;

     - 27.5% and 20.3% of total funds from operations is attributable to the CDFS business segment in 2000 and 1999, respectively; and

     - 2.9% and 9.1% of total funds from operations is attributable to the temperature-controlled distribution operations segment in 2000 and 1999, respectively.

     Funds from operations is a performance measure used by REITs and it is defined and discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity of Capital Resources -- Funds from Operations".

     ProLogis' net earnings attributable to Common Shares increased to $157.7 million in 2000 from $124.0 million in 1999. ProLogis generated earnings from operations of $241.8 million in 2000, an increase of $75.3 million over 1999. ProLogis' cash flow provided by operating activities for 2000 was $336.8 million, an increase of $65.4 million over 1999. See ProLogis' Consolidated Financial Statements in Item 8.

BUSINESS STRATEGY AND OPERATING SEGMENTS

  Business Strategy

     ProLogis was originally formed in 1991 with the objective of building a distribution and light manufacturing asset base at costs significantly below replacement cost and a land inventory for the future development of industrial distribution facilities. Additionally, ProLogis intended to create a national operating company that would differentiate itself from its competition through its ability to meet a corporate customer's distribution facility requirements on a national, regional and local basis. In 1997, ProLogis expanded its property operations into Mexico and Europe to meet the needs of its targeted national and international customers as they expanded and reconfigured their distribution facility requirements globally. In December 1998, ProLogis added 54 operating facilities aggregating 5.2 million square feet in France to its European portfolio. To enhance its North American property operations and service platform, ProLogis completed a merger with Meridian Industrial Trust Inc. ("Meridian"), a publicly held REIT, in 1999 adding 32.2 million square feet of operating facilities and 228 acres of land for future development to ProLogis' holdings. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

     Having established its core property operations business, in 1997 and 1998 ProLogis expanded its service platform by acquiring an international temperature-controlled distribution network. Additionally, the merger with Meridian added 15.2 million cubic feet of temperature-controlled distribution facilities to ProLogis' holdings in 1999. Also, to enhance its corporate distribution facilities services business, ProLogis acquired an industrial distribution facility development company with extensive holdings in the United Kingdom in August 1998.

     To further its objective of increasing cash flows without raising additional capital through direct public debt and public equity offerings, ProLogis formed four ventures in 1999 and 2000. Each of the ventures owns operating facilities acquired primarily from ProLogis with equity contributed by third party investors. ProLogis maintains an ownership interest (from 20.0% to 50.0% as of December 31, 2000) in each of the ventures. ProLogis utilizes the ProLogis Operating System(TM) to provide asset and property management services to the ventures for a fee. In North America, ProLogis has an ownership interest in three ventures. These ventures own, on a combined basis, 20.9 million square feet of operating facilities at a combined investment of $927.0 million as of December 31, 2000. ProLogis European Properties Fund, formed in 1999, has enabled ProLogis to take advantage of the growth opportunities in the European industrial distribution market by allowing ProLogis to access over 1.06 billion euros (the currency equivalent of approximately $986.3 million as of December 31, 2000 based on currency exchange rates quoted by Reuters) of third party equity capital that has been committed by a group of institutional investors to ProLogis European Properties Fund through 2002. ProLogis European Properties Fund owns 14.4 million square feet of operating facilities at an investment of $792.3 million as of December 31, 2000. See "Item 2.
Properties -- Unconsolidated Entities -- Property Operations" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     Also in 1999, ProLogis formed the Integrated Solutions Group (see
" -- ProLogis Operating System(TM) -- Integrated Solutions Group") with the objective of increasing ProLogis' service income thereby growing cash flows in a less capital intensive manner. In 2000, ProLogis made investments in two logistics technology companies and began earning license fees for the non-exclusive use of the ProLogis Operating System(TM) by these companies.

     ProLogis believes that its network of distribution facilities along with the ProLogis Operating System(TM) have positioned it to become the global leader in the industrial distribution facility industry. ProLogis' three operating segments are discussed in further detail below.

  Property Operations Segment

     Investments

     In the property operations segment, ProLogis owned and operated (directly or through its consolidated and unconsolidated entities) 1,461 operating facilities aggregating 161.5 million square feet as of December 31, 2000. ProLogis' investment strategy with respect to the property operations segment is to focus primarily on generic distribution facilities with an average office finish level of less than 10%. ProLogis' distribution facilities are adaptable for both distribution and light manufacturing or assembly uses. ProLogis has invested in selected distribution markets in North America and Europe where it believes the distribution dynamics are strong and supply and demand factors allow for high occupancy levels and increasing rental rates. In making its investment decisions, ProLogis evaluates market conditions that would indicate favorable distribution growth prospects. Such conditions include: (i) growth in imports and exports; (ii) long-term cost and quality of labor advantages for domestic and international manufacturers (such as markets benefiting from the U.S./Mexico twin plant program);

(iii) proximity to large regional and local population centers with good access to transportation networks; and (iv) a high ratio of distribution space per capita.

     Property operations segment investment activities in 2000 included:

     - During 2000, ProLogis European Properties Fund acquired operating facilities aggregating 11.2 million square feet and disposed of a 161,000 square foot operating facility. Of the operating facilities acquired in 2000, 9.6 million square feet were acquired from ProLogis or its consolidated and unconsolidated entities. These acquisitions include 60 facilities aggregating 6.6 million square feet owned by ProLogis European Properties S.a.r.l., a wholly owned entity of ProLogis until January 7, 2000 when ProLogis contributed 50.1% of its common stock to ProLogis European Properties Fund for an equity interest. The remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. was contributed to ProLogis European Properties Fund by ProLogis for an additional equity interest on January 7, 2001. As of December 31, 2000, ProLogis' ownership in ProLogis European Properties Fund was 34.4% (increasing to 45.6% as of January 7, 2001). See "Item 2. Properties -- Unconsolidated Entities -- Property Operations Segment" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     - In North America, ProLogis North American Properties Fund I LLC and ProLogis Iowa I LLC ("ProLogis Principal") were formed in 2000. These ventures own 8.0 million and 0.4 million square feet of operating facilities, respectively, that were all previously owned by ProLogis or its consolidated entities. ProLogis California I LLC ("ProLogis California"), which was formed in 1999, grew from 11.5 million square feet of operating facilities as of December 31, 1999 to 12.4 million square feet of operating facilities as of December 31, 2000. The increase in 2000 is the net result of the acquisition of an additional operating facility from ProLogis, the completion of two developments and the disposition of three operating facilities.

     - ProLogis acquired five operating facilities in 2000, four facilities aggregating 138,000 square feet located in Dallas and a 125,000 square foot facility located in Juarez, Mexico for a total investment of $8.7 million. The four facilities in Dallas were acquired to complete a tax-deferred exchange transaction.

     Operations

     The property operations segment generated approximately 81% of ProLogis' total income in 2000 (including amounts recognized under the equity method with respect to ProLogis' unconsolidated entities). This operating segment generated approximately 85% and 94% of ProLogis' total income in 1999 and 1998, respectively, (including amounts recognized under the equity method with respect to ProLogis' unconsolidated entities). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Property Operations" and Notes 4 and 10 to ProLogis' Consolidated Financial Statements in Item 8.

     Operational achievements in this operating segment in 2000 included:

     - ProLogis' stabilized operating facilities aggregating 155.0 million square feet (including facilities owned by ProLogis and its consolidated and unconsolidated entities) was 96.2% leased (95.4% occupied) as of December 31, 2000. Also, as of December 31, 2000, ProLogis' total operating portfolio of 161.5 million square feet (including facilities owned by ProLogis and its consolidated and unconsolidated entities) was 94.1% leased (92.9% occupied). Stabilized facilities are those in which capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (generally 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type).

     - During 2000, ProLogis and its consolidated and unconsolidated entities leased 36.3 million square feet of distribution space in 1,137 transactions. Rental rates on both new and renewed leases of previously leased space increased 15.5% in 2000 and ProLogis' weighted average customer retention rate was 65.7% in 2000.

     - ProLogis' "same store" portfolio of operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities that were in operation throughout both 2000 and 1999) aggregated 105.6 million square feet. The net operating income (rental revenues less net rental expenses) of the "same store" portfolio increased by 5.94% in 2000 over 1999.

     Market Presence

     As of December 31, 2000, the operating facilities in the property operations segment that are owned by ProLogis (directly or through its consolidated entities) are located in 42 cities in 24 states and the District of Columbia in the United States, 4 cities in Mexico and 6 cities in 4 countries in Europe. No individual market represents more than 10% of ProLogis' total real estate assets. ProLogis' largest markets (based on cost) are Dallas/Fort Worth (9.2%), Chicago (7.3%), Atlanta (6.5%), San Francisco (South Bay) (5.4%), San Francisco (East Bay) (5.2%) and Houston (5.1%).

     The 77 operating facilities owned by ProLogis California as of December 31, 2000 are all located in the Los Angeles/Orange County market. The 33 operating facilities owned by ProLogis North American Properties Fund I as of December 31, 2000 are located in 17 cities in 12 states. The three operating facilities owned by ProLogis Principal as of December 31, 2000 are all located in the Dallas/Ft. Worth market. The 104 operating facilities owned by ProLogis European Properties Fund (including facilities owned by ProLogis European Properties S.a.r.l.) as of December 31, 2000 are located in 15 cities in 6 countries in Europe (including 55 buildings in Paris, France). See "Item 2. Properties -- Facilities" and "Item
2. Properties -- Unconsolidated Entities -- Property Operations".

     ProLogis has sought to achieve significant market presence through the development and acquisition of distribution facilities and master-planned distribution parks in its target market cities and selected submarkets of those cities. The target market cities and submarkets are selected when ProLogis' market research indicates that the long-term demand for distribution and light manufacturing space is stable to strong. ProLogis defines market presence not only in terms of square feet of facilities and acres of development land owned, but also by the extent ProLogis has developed relationships with customers in such markets. ProLogis' operating strategy is designed to meet the needs of today's distribution space users, which means providing functional, cost-effective facilities with a comprehensive level of service. ProLogis believes that by being a significant local owner and developer in a given market, it can generate high relative rental rates and occupancy levels, primarily because it has the ability to reduce turnover by meeting its customers' needs to either expand or contract. With its network of distribution facilities and land positions, ProLogis is able to either relocate customers within its existing inventory of distribution space or develop new facilities to meet the customer's needs.

     A strong market presence provides ProLogis with increased access to potential leasing and CDFS business segment transactions. ProLogis' experience has been that many members of the industrial brokerage community and many corporate users are motivated to develop relationships with the significant owners and developers in a particular market to facilitate their respective distribution needs. Having the opportunity to compete for a large percentage of the distribution space requirements in each target market is a crucial factor in achieving ProLogis' operating objectives.

     Competition

     In general, there are numerous other industrial distribution facilities located in close proximity to ProLogis' facilities. The amount of rentable distribution space available in any market could have a material effect on ProLogis' ability to rent space and on the rents that ProLogis can charge. In addition, in many of ProLogis' submarkets, institutional investors and owners and developers of industrial distribution facilities (including other REITs) compete for the acquisition, development and leasing of distribution space. Many of these entities have substantial resources and experience. Competition for acquisition of existing distribution facilities and land, both from institutional capital sources and from other REITs, has increased over the past several years.

     Property Management

     ProLogis provides active and effective property management to directly serve its customers at the local level; a strategy that ProLogis believes will enhance the long-term economic performance of its operating facilities and increase cash flow. ProLogis' property management group seeks to provide exceptional customer service and attention to customer needs by developing and implementing proprietary operating, recruiting and training systems to achieve consistent levels of performance and professionalism throughout the ProLogis network. Of the operating facilities owned by ProLogis (directly or by its consolidated and unconsolidated entities) as of December 31, 2000, ProLogis' property management group was managing 97.5% of the North American operating facilities and 100.0% of the European operating facilities.

     Customers

     One of ProLogis' objectives is to develop a customer base in each market that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. As of December 31, 2000, ProLogis (including its consolidated and unconsolidated entities) had over 3,500 customers in 150.1 million square feet of occupied distribution space. ProLogis believes that having a large number of customers with generic space requirements in each submarket reduces its exposure to overall occupancy declines. ProLogis' largest customer (based on rental income) accounted for 1.5% of ProLogis' 2000 rental income (on an annualized basis) for the year ended December 31, 2000. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.2% of ProLogis' 2000 rental income (on an annualized basis) for the year ended December 31, 2000.

     Employees

     ProLogis and its consolidated entities directly employ approximately 640 persons in North America and Europe. Of the total, approximately 350 employees are assigned directly to the property operations segment. ProLogis' other employees may provide assistance in this operating segment. ProLogis believes its relationship with its employees to be good. ProLogis' employees are not represented by a collective bargaining agreement.

     Seasonal Nature of the Business

     The demand for industrial distribution space is not seasonal.

     Future Plans

     ProLogis believes that its current level of investment in the property operations segment in North America enables it to serve its customers at a high level and increase returns to shareholders. ProLogis' business plan for the property operations segment in North America calls for the expansion of its network of operating facilities to: (i) address the specific expansion needs of its customers; (ii) enhance its market presence in specific submarkets; or (iii) take advantage of opportunities where ProLogis believes it has the ability to achieve favorable returns, including the formation of ventures such as ProLogis North American Properties Fund I that will acquire facilities developed within the CDFS business segment.

     ProLogis' market research and customer feedback continue to reflect strong demand for distribution space in Europe as cross-border trade continues to increase and many companies continue to move toward consolidation and reconfiguration of their distribution networks. Consolidation and the emergence of dominant regional distribution centers have provided, and ProLogis believes will continue to provide, opportunities for ProLogis as a single-source pan-European provider of distribution facilities. Consequently, ProLogis' business plan for the property operations segment in Europe emphasizes growth in key distribution markets, primarily from the development of facilities within ProLogis' CDFS business segment that will be acquired by ProLogis European Properties Fund and then managed by ProLogis.

     ProLogis intends to self-fund its future investment activities in the property operations segment in 2001 with operating cash flow and the proceeds from dispositions of facilities to third parties and real estate entities in which ProLogis maintains an ownership interest. See the discussion of factors that could affect the future plans of ProLogis and its consolidated and unconsolidated entities in the property operations segment at "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Factors".

  CDFS Business Segment

     Investments

     ProLogis operates its CDFS business segment in North America directly and through ProLogis Development Services Incorporated ("ProLogis Development Services"), a consolidated entity in which ProLogis realizes substantially all of the economic benefits. See "Item 2. Properties -- Consolidated
Entities -- ProLogis Development Services". In Europe (excluding the United Kingdom), ProLogis directly operates the CDFS business segment. In the United Kingdom, the CDFS business segment is operated by Kingspark S.A. and its wholly owned subsidiary, Kingspark Group Holdings Limited ("ProLogis Kingspark") (collectively "the Kingspark entities"). Kingspark S.A. is an unconsolidated entity in which ProLogis recognizes substantially all of the economic benefits under the equity method through its ownership of 100% of Kingspark S.A.'s preferred stock. On January 2, 2001, ProLogis acquired an ownership interest in the common stock of Kingspark S.A. This transaction resulted in ProLogis having control of Kingspark S.A. Accordingly, the accounts of the Kingspark entities will be consolidated in ProLogis' financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships as of that date. See "Item 2. Properties -- Unconsolidated Entities -- CDFS Business" and
Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     Within this operating segment, ProLogis, ProLogis Development Services and the Kingspark entities develop distribution facilities with the intent to dispose of the facilities to customers, third parties or entities in which ProLogis maintains an ownership interest. Also within this operating segment, ProLogis, ProLogis Development Services and the Kingspark entities develop facilities for customers or third parties for a development fee. Proceeds from the disposition of these facilities are redeployed into land acquisitions and other development opportunities. ProLogis addresses specific needs of customers with respect to a specialized facility or the need to have a facility in a market that ProLogis does not consider to have favorable dynamics by developing the facility on a fee development basis or through a pre-sale agreement within this operating segment.

     As of December 31, 2000, all of ProLogis' development activities were part of the CDFS business segment. As of December 31, 2000, ProLogis, ProLogis Development Services and the Kingspark entities had 10.2 million square feet of facilities under development with a total budgeted development cost of $491.4 million. Of the total, 8.7 million square feet with a total budgeted development cost of $355.2 million are owned directly by ProLogis and ProLogis Development Services. Facilities under development in North America aggregated 6.3 million square feet at a total budgeted cost of $257.5 million and facilities under development in Europe aggregated 3.9 million square feet at a total budgeted cost of $233.9 million. These facilities are being developed with the objective of disposing of the facility to a third party or to an entity in which ProLogis has an ownership interest. To the extent the facilities are acquired by entities in which ProLogis has an ownership interest, ProLogis' continuing interest in the operations of these facilities will be included in its property operations segment (see "-- Property Operations Segment"). ProLogis Development Services and the Kingspark entities also earn fees under development management agreements. During 2000, 2.7 million square feet were developed under such agreements generating development fees of $11.5 million.

     ProLogis, ProLogis Development Services and the Kingspark entities have land positions (land owned or controlled through option, letter of intent, development rights agreement or contingent contract) aggregating 5,126 acres with the capacity for developing approximately 85.7 million square feet of distribution facilities. Of the total land positions, 3,279 acres, with the capacity for developing approximately 57.4 million square feet of distribution facilities, are owned or controlled by ProLogis and ProLogis Development Services. Land positions in North America total 2,385 acres with the capacity for developing approximately 42.3 million square feet of distribution facilities and land positions in Europe total 2,741 acres with the capacity for developing approximately 43.4 million square feet of distribution facilities.

     CDFS business segment investment activities in 2000 included:

     - Development starts aggregated 13.7 million square feet at a total budgeted cost of $651.6 million. Of the total, 12.6 million square feet at a total budgeted cost of $509.8 million were started by ProLogis and ProLogis Development Services. Development starts in North America in 2000 aggregated 8.0 million square feet at a total budgeted cost of $329.6 million and development starts in Europe aggregated 5.7 million square feet at a total budgeted cost of $322.0 million.

     - Development completions aggregated 15.2 million square feet at a total budgeted cost of $736.9 million. Of the total, 13.1 million square feet at a total budgeted cost of $512.0 million were completed by ProLogis and ProLogis Development Services. Development completions in North America in 2000 aggregated 9.8 million square feet at a total budgeted cost of $360.2 million and development completions in Europe aggregated 5.4 million square feet at a total budgeted cost of $376.7 million.

     - Land acquisitions in 2000 aggregated 1,158 acres, 846 acres in North America and 312 acres in Europe. This land can be used for the development of approximately 24.3 million square feet of distribution facilities.

     Operations

     The primary source of income in the CDFS business segment is the profits from dispositions of facilities developed and development management fees earned by ProLogis Development Services and the Kingspark entities. In 2000, the CDFS business generated $121.9 million of ProLogis' total income as compared to 1999 and 1998 when the CDFS business generated $70.5 million and $20.5 million of ProLogis' total income, respectively. As a percentage of total income, this operating segment has increased in each of the last three years (to 18.9% in 2000 from 12.4% and 5.6% in 1999 and 1998, respectively). ProLogis' share of the net earnings of the Kingspark entities recognized under the equity method is included in this segment's total income ($43.8 million in 2000, $23.9 million in 1999 and $2.9 million for the period from acquisition on August 14, 1998 to December 31, 1998).

     The CDFS business segment generated funds from operations of $126.8 million in 2000 ($60.4 million in North America and $66.4 million in Europe); $76.5 million in 1999 ($28.9 million in North America and $47.6 million in Europe); and $22.2 million in 1998 ($17.3 million in North America and $4.9 million in Europe). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- CDFS Business", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds from Operations" and Notes 4 and 10 to ProLogis' Consolidated Financial Statements in Item 8.

     Operational achievements in this operating segment in 2000 included:

     - ProLogis, ProLogis Development Services and the Kingspark entities disposed of 11.8 million square feet of distribution facilities developed and land parcels generating net proceeds of $672.4 million.

     - ProLogis Development Services and the Kingspark entities developed 2.7 million square feet of distribution facilities on behalf of customers under development management agreements. Fees and other miscellaneous income in the CDFS business segment aggregated $18.7 million in 2000.

     Market Presence

     ProLogis' CDFS business spans substantially all of ProLogis' property operations markets. As of December 31, 2000, ProLogis had facilities under development in 16 cities in 11 states and the District of Columbia in the United States, 2 cities in Mexico and 8 cities in 4 countries in Europe. As of December 31, 2000, ProLogis' land positions were located in 30 cities in 19 states and the District of Columbia in the United States, 4 cities in Mexico and 8 cities in 7 countries in Europe.

     Competition

     There are a number of other national, regional and local developers engaged in industrial distribution facility development in the same North American markets that ProLogis conducts business. Competition for land acquisitions, from both institutional capital sources and other REITs, has increased over the past several years. The disposition market in North America is competitive and is driven by the supply of new developments, access to capital and interest rate levels.

     ProLogis believes that there are no other REITs or pan-European real estate operating companies in direct competition with its operations in Europe. However, there are a number of local and regional developers in ProLogis' target markets. As in North America, the disposition market in Europe is competitive and driven by the supply of new developments, access to capital and interest rate levels. However, the formation of ProLogis European Properties Fund provides ProLogis and the Kingspark entities with a source of capital that will allow them to dispose of the facilities they develop in the CDFS business segment at independently appraised values.

     ProLogis believes that it, ProLogis Development Services and the Kingspark entities have a significant competitive advantage based upon the strategic locations of the extensive land positions owned or under control. Also, as the only distribution facilities and services provider operating on a national and pan-European basis, ProLogis believes it has differentiated itself from many of its competitors.

     Customers

     ProLogis leverages off its existing customer relationships, primarily within the property operations segment and utilizes the ProLogis Operating System(TM) in identifying and marketing its CDFS business. See "-- Property Operations -- Customers" and "-- ProLogis Operating System(TM)".

     Employees

     ProLogis and its consolidated entities directly employ approximately 640 persons in North America and Europe. Of the total, approximately 90 employees are assigned directly to the CDFS business segment. ProLogis' other employees may provide assistance in this operating segment. ProLogis believes its relationship with its employees to be good. ProLogis' employees are not represented by a collective bargaining agreement.

     The Kingspark entities employ approximately 60 persons and these employees do not participate in a collective bargaining agreement. The Kingspark entities believe their relationship with their employees to be good.

     Seasonal Nature of the Business

     The demand for the industrial distribution facilities that are developed by ProLogis' CDFS business is not impacted on a seasonal basis. However, the development process can be impeded by weather, particularly during the winter months in certain markets, which can potentially delay construction completions.

     Future Plans

     ProLogis' objective is to utilize the capital generated in the CDFS business to self-fund future CDFS business activities in North America and Europe. In addition, proceeds from the disposition of operating facilities in the property operations segment to third parties can also be re-invested in new development facilities within the CDFS business segment. ProLogis believes that the reconfiguration of supply chains, necessitated by the need for customers to add efficiencies within their distribution networks, in both North America and Europe could favorably impact demand for the distribution facilities and distribution-related services provided by ProLogis within its CDFS business segment. Additionally, a limited supply of new state-of-the-art distribution space in Europe could also provide opportunities within this operating segment. See the discussion of factors that could affect the future plans of ProLogis, ProLogis Development Services and the Kingspark entities in the CDFS business segment at "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Factors".

  Temperature-Controlled Distribution Operations

     Investments

     ProLogis recognizes substantially all of the economic benefits of ProLogis Logistics Services Incorporated ("ProLogis Logistics") through its ownership of 100% of ProLogis Logistics' preferred stock. ProLogis Logistics owns 100% of CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of December 31, 2000, CSI owned or operated under lease agreements 59 temperature-controlled distribution facilities aggregating 175.9 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled distribution facilities) and had 6.3 million cubic feet under development in Anaheim (4.0 million cubic feet) and Houston (2.3 million cubic feet). Additionally, ProLogis recognizes substantially all of the economic benefits of Frigoscandia S.A. through its ownership of 100% of Frigoscandia S.A.'s preferred stock. Frigoscandia S.A. owns, through its wholly owned subsidiaries, 100% of Frigoscandia AB ("Frigoscandia"), a temperature-controlled distribution company operating in Europe. As of December 31, 2000, Frigoscandia owned or operated under lease agreements 89 temperature-controlled distribution facilities aggregating 187.7 million cubic feet in 10 European countries. ProLogis accounts for its investments in ProLogis Logistics/CSI and Frigoscandia S.A./Frigoscandia under the equity method. See "Item 2. Properties -- Unconsolidated Entities -- Temperature-Controlled Distribution Operations" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     In order to provide value-added supply chain management services to its customers, CSI and Frigoscandia leverage their existing temperature-controlled distribution facilities network with information technology investments that increase the velocity and visibility of inventory and information throughout the entire supply chain. CSI added 8.3 million cubic feet of operating capacity in 2000, including a 4.8 million cubic feet facility that was developed by CSI in Atlanta. Frigoscandia's operating capacity has remained virtually constant over the past three years (187.7 million as of December 31, 2000, 192.3 million as of December 31, 1999 and 192.0 million as of December 31, 1998). This trend reflects Frigoscandia's emphasis on serving its key customers through improvements and upgrades to technology systems and its existing facilities rather than increasing its operating capacity.

     During 1999 and 2000, both CSI and Frigoscandia enhanced and improved their logistics information technology systems. These systems are being coordinated on a global basis which enables CSI and Frigoscandia to maximize synergies within and between the North American operations and European operations, while still maintaining operational independence. CSI's non-asset based retail dedicated business segment, where CSI provides all warehouse logistics services to supermarket retailers in distribution facilities not owned by CSI, has enabled CSI to increase its revenues without significantly increasing its invested capital. Retail-dedicated revenues are earned through fees charged to the retailer based on volume with no fixed costs attributable to the retail-dedicated operations.

     Operations

     ProLogis recognizes its share of the net earnings of ProLogis Logistics/CSI and Frigoscandia S.A/ Frigoscandia under the equity method as a component of its total income. ProLogis' share of the net earnings of ProLogis Logistics/CSI was $12.0 million in 2000, $10.8 million in 1999 and $7.3 million in 1998. In each year, 1998 to 2000, Frigoscandia S.A./Frigoscandia generated net losses with ProLogis' share aggregating $20.3 million in 2000, $4.4 million in 1999 and $7.5 million in 1998.

     ProLogis' share of the combined funds from operations of ProLogis Logistics/CSI and Frigoscandia S.A./ Frigoscandia was $27.0 million in 2000 as compared to $46.1 million in 1999 and $45.7 million in 1998. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations -- Temperature-Controlled Distribution Operations", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds From Operations" and Notes 4 and 10 to ProLogis' Consolidated Financial Statements in Item 8.

     Market Presence

     Market presence in the temperature-controlled distribution industry is generally defined by the volume available for storage of frozen and chilled foods in addition to the transportation network in place to serve customers. ProLogis believes that CSI and Frigoscandia are well positioned to provide supply-chain management services to major food manufacturers and retailers across multiple markets. With 59 facilities aggregating 175.9 million cubic feet in operation (including 35.5 million cubic feet of dry distribution space operated in temperature-controlled distribution facilities), CSI has the third largest network in the United States (based on cubic feet in operation). CSI's largest markets (based on cubic feet in operation) are Phoenix (16.9%), Southern California (16.2%), Southeastern Pennsylvania (14.5%) and Atlanta (12.2%). Frigoscandia is the largest temperature-controlled distribution company in Europe with 89 facilities aggregating 187.7 million cubic feet in operation in 10 countries. Frigoscandia's largest markets (based on cubic feet in operation) are France (34.1%), the United Kingdom (24.5%) and Germany (13.7%).

     Competition

     ProLogis believes that the temperature-controlled distribution industry has significant barriers to entry due to its capital-intensive nature, which limits competition. In the United States, CSI competes directly with several national temperature-controlled distribution companies. However, CSI's primary competition in many markets is from local, and considerably smaller, warehouse operators. In Europe, Frigoscandia has a distinct advantage over its competitors as few other European temperature-controlled distribution companies have operations in more than one country (as compared to the 10 countries in which Frigoscandia operates). Additionally, Frigoscandia is the largest operator of temperature-controlled distribution facilities in Europe (based on cubic feet in operation), with a temperature-controlled storage volume of approximately three times that of its closest competitor. Like CSI, Frigoscandia's primary competition in many markets is from local, and considerably smaller, warehouse operators.

     Customers

     CSI has approximately 950 customers including some of the nation's leading supermarket retailers in the United States. Of CSI's total revenues, approximately 69% were derived from is 25 largest customers and CSI's largest customer accounted for approximately 36% of its total revenues. Excluding the fees generated by CSI's retail-dedicated operations where CSI provides warehouse logistics services in the distribution facilities that are owned by the customer, the 25 largest customers accounted for approximately 48% of total revenues with the largest customer accounting for approximately 6% of total revenues. See "-- Investments".

     Frigoscandia has approximately 7,000 customers. Of Frigoscandia's total revenues, approximately 49% were derived from its 25 largest customers and Frigoscandia's largest customer accounted for approximately 8% of its total revenues.

     Employees

     CSI and Frigoscandia directly employ all employees in the temperature-controlled distribution operations segment. CSI employs approximately 3,835 persons in the United States, of whom approximately 58% participate in collective bargaining agreements. Frigoscandia employs approximately 2,665 persons in 10 European countries, of whom approximately 80% participate in collective bargaining agreements. Both CSI and Frigoscandia believe their relationships with their employees to be good.

     Seasonal Nature of the Business

     Temperature-controlled distribution operations are seasonal, in that demand for temperature-controlled distribution facilities is stronger during the third quarter of the calendar year and is at its lowest level in the first quarter of the calendar year. The seasonal nature of temperature-controlled distribution operations coincides with the lower demand for frozen foods, such as ice cream, during the winter months and the timing of the harvests of various food crops in the third quarter of the year, which increases the demand for temperature-controlled storage capacity during that time.

     Future Plans

     There will be a continued strong emphasis in 2001 on the global marketing of the varied service offerings that CSI and Frigoscandia can provide to customers who can benefit from a single-source global temperature-controlled logistics provider. CSI and Frigoscandia will continue to leverage off their investments in information technology in 1999 and 2000 to increase their service offerings to customers, including integrated supply chain management and transportation services. Additionally, both companies will focus on operational issues to increase operating efficiencies in 2001. In particular, Frigoscandia is addressing occupancy issues and other operational issues including transportation services. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of
Operations -- Temperature-Controlled Distribution Operations" for a discussion of operating performance of this business segment and see the discussion of factors that could affect the future plans of ProLogis, CSI and Frigoscandia at "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Factors".

     ProLogis views its investments in CSI and Frigoscandia as a temperature-controlled distribution network delivering worldwide temperature-controlled logistics solutions to its United States and European customers. Expansion into new markets or within existing markets in the United States will be considered only to the extent that such expansion is necessary to enable CSI to expand its services to the major food manufacturers and retailers that operate across multiple markets. Expansion within the European operations will be considered on a limited basis to address specific customer needs. The funds for such expansions are expected to come principally from internally generated capital from this operating segment's operations.

FINANCING STRATEGY

     In order to build its network of distribution facilities, ProLogis accessed the public debt and public equity markets through the second quarter of 1999. Since that time, ProLogis has funded its capital requirements primarily with internally generated funds from its operations and from the disposition of facilities to third parties and to entities in which ProLogis maintains an ownership interest. Additionally, ProLogis has utilized, and will continue to utilize, the borrowing capacity available through its unsecured lines of credit to finance investment opportunities pending completion of asset dispositions and, as needed, longer-term debt or equity financing arrangements.

     ProLogis' financing activities in 2000 included:

     - ProLogis, ProLogis Development Services and the Kingspark entities generated $806.0 million of proceeds from the disposition of facilities and land parcels in 2000. These dispositions were primarily within the CDFS business segment ($672.3 million of proceeds) but also included dispositions within the property operations segment ($133.7 million of proceeds). Of the total proceeds of $806.0 million, $55.7 million was received in the form of equity interests in the entities acquiring the facilities.

     - ProLogis restructured its U.S. dollar denominated revolving credit facilities during 2000. ProLogis' previous $550.0 million unsecured line of credit was reduced to $475.0 million, with the ability to increase the borrowing capacity to $500.0 million. Additionally, provisions were included in the new agreement that allows for direct borrowings by ProLogis Development Services and ProLogis Logistics. Also, ProLogis increased its borrowing capacity under its U.S. dollar denominated discretionary line of credit from $25.0 million to $55.0 million (with the additional $30.0 million of borrowings available only in foreign currency equivalents).

     - The formation of ProLogis North American Properties Fund I provided ProLogis the opportunity to access over $300.0 million of third party debt and equity capital, including 10-year secured, non-recourse debt financing of $232.6 million within the venture.

     - From September 1999 to December 31, 2000, ProLogis has accessed 325.6 million euros (the currency equivalent of approximately $302.9 million as of December 31, 2000 based on currency exchange rates quoted by Reuters) of third party equity capital provided by a group of institutional investors to ProLogis European Properties Fund through 2002. As of December 31, 2000, an additional 734.7 million euros (the currency equivalent of approximately $683.4 million as of December 31, 2000 based on currency exchange rates quoted by Reuters) has been committed to ProLogis European Properties Fund by this investor group through 2002. This capital is to be used to fund acquisitions of operating facilities in Europe from ProLogis, the Kingspark entities or third parties.

     ProLogis' revolving credit facilities (the U.S. dollar denominated unsecured borrowing arrangements aggregating $530.0 million of capacity and ProLogis' multi-currency borrowing arrangement that allows for the currency equivalent of 325.0 million euros of borrowings) provide ProLogis with significant financial flexibility. As of December 31, 2000, ProLogis' outstanding combined revolving credit facility borrowings of $439.8 million were at an average interest rate of 6.79% and ProLogis' total debt as a percentage of total undepreciated book capitalization (excluding accumulated comprehensive income adjustments) was 43.5%.

PROLOGIS OPERATING SYSTEM(TM)

     The cornerstone of ProLogis' business strategy is the ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Integrated Solutions Group. The ProLogis Operating System(TM) is a customer service delivery system that has been designed to provide substantial benefits to existing and prospective ProLogis customers. The customer focus of the ProLogis Operating System(TM) provides for a high-quality service level and a single point of contact for distribution solutions on a global basis and positions ProLogis to build customer relationships that will generate additional business opportunities.

  Market Services Group

     The Market Services Group is comprised of approximately 350 property management and leasing employees including 20 market officers. ProLogis' market officers have extensive experience in marketing industrial distribution space and are responsible for understanding the needs of existing and prospective customers in their respective markets. To meet such needs, market officers utilize their extensive knowledge of local market conditions, including the cost and availability of alternative space, and are supported by their team of property management and leasing professionals. A key role of the market officers is assisting the Global Services Group in identifying ProLogis' customers with multiple market requirements. ProLogis believes that the market officers' access to national and pan-European ProLogis resources improves their ability to serve customers in the local market.

     Market officers do not develop projects or borrow or commit capital. Their focus is strictly on managing the facilities in their markets, creating and maintaining relationships with distribution space users and industrial brokers, marketing ProLogis products and identifying potential acquisition, development and leasing opportunities in their target markets.

  Global Services Group

     The Global Services Group, comprised of 18 employees, is dedicated to providing service to the largest users of distribution space that ProLogis has identified as targeted customers, with the primary focus on making ProLogis the preferred provider of distribution space to these companies. The Global Services Group is headquartered in Denver and Amsterdam and has regional offices in Atlanta, Chicago and the New York City metropolitan area. ProLogis' multi-market presence permits it to accommodate the reconfiguration needs of its customers by relocating an existing customer within a market or between markets in North America or in Europe. ProLogis' development program, land inventory and existing facilities allow the Global Services Group to assist existing and prospective customers whose growing business needs require them to expand their distribution facilities. The expansion can result in relocating the customer to larger ProLogis spaces or in developing a facility specifically for the customer.

     Global Services Group professionals build long-term relationships with ProLogis' customers and provide a single point of contact for multi-location global users of distribution facilities to simplify and streamline the execution of such customers' distribution space plans. ProLogis' experience to date suggests that many major corporate customers are limiting the number of services providers that they work with to meet their distribution facility requirements. An ancillary benefit of this extensive contact with customers is the ability to be on the forefront of international and national distribution and logistics trends.

  Global Development Group

     The Global Development Group, comprised of approximately 90 employees, focuses substantial research and development efforts on creating industry-leading distribution facilities and master-planned distribution parks. Members of the Global Development Group have extensive experience in the development and construction of generic facilities that will appeal to a wide variety of customers and the development of facilities that will meet a specific customers needs. ProLogis incorporates the latest technology with respect to building design and building systems and has developed consistent standards and procedures that it strictly adheres to in the development of all facilities.

     The Global Development Group is comprised principally of architects, engineers and construction professionals who oversee every aspect of the land planning and building design processes. These professionals also monitor the construction process and oversee the performance of third-party general contractors. The Global Development Group's development specialists and project managers operate regionally to better serve their markets. The project managers supervise each project with oversight from ProLogis' management, pursuant to uniform standards, procedures and specifications that have been carefully designed to achieve consistent quality.

     ProLogis believes the depth and breadth of experience within the Global Development Group enhances the effectiveness of the Global Services Group and provides the market officers in the Market Services Group with a distinct competitive advantage for development opportunities in their respective markets.

  Integrated Solutions Group

     The Integrated Solutions Group, currently comprised of three employees, coordinates a menu of value-added distribution-related services to customers, including network optimization tools, strategic site selection, business location services (including tax incentive analysis and tax negotiation consulting) and design consulting services. The Integrated Solutions Group was formed in August 1999 to allow ProLogis to address all areas of its customers' distribution needs. ProLogis believes that by offering these additional services, ProLogis will be able to deepen its customer relationships and increase cash flows with relatively small additional capital requirements.

PROLOGIS MANAGEMENT

     ProLogis' success depends upon its management's ability to provide strategic and day-to-day management, research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, asset disposition, management information systems support and legal and accounting services. ProLogis believes that the quality of its management should be assessed in light of the following factors:

     - Management Depth -- ProLogis has several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operation of the company. See " -- Executive Officers and Trustees" and " -- Senior Officers".

     - Strategic Vision -- ProLogis' management has demonstrated a strategic vision in determining an operating and investment focus that has provided favorable initial yields and long-term growth prospects. ProLogis' business strategy has focused on acquiring (at prices below replacement cost) and developing an international distribution facility network and a land inventory at attractive prices in selected distribution markets. Through the ProLogis Operating System(TM), ProLogis believes it is the first international operating company that has been able to address and service a corporate customer's distribution space requirements on an international, national, regional and local basis. Additionally, since mid-1999, ProLogis has focused on self-funding its investment activities utilizing cash generated by operations and the proceeds from the disposition of facilities, primarily to entities in which ProLogis maintains an ownership interest.

     - Research Capability -- ProLogis divides its target market cities into numerous submarkets for analysis purposes. ProLogis' management has emphasized a submarket by submarket research-based approach in determining appropriate investment opportunities.

     - Investment Committee Process -- An internal investment committee provides ProLogis with discipline and guidance to allow ProLogis to achieve its investment goals. The members of ProLogis' investment committee have extensive experience in the real estate industry. The internal investment committee evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the investment committee of ProLogis' Board of Trustees (the "Board").

     - Acquisitions Capability/Due Diligence Process/Asset
       Dispositions -- ProLogis has experienced senior personnel who perform disciplined and thorough due diligence in determining whether potential investments and divestitures meet ProLogis' long-term objectives. ProLogis has developed extensive uniform systems and procedures for analysis and due diligence to ensure that it maximizes its investment and divestiture opportunities.

     - Development Capability -- By internally developing projects, ProLogis has captured additional value that normally escapes through sales premiums paid to third party developers. ProLogis' development employees have significant development experience. ProLogis has engaged in substantial development of distribution facilities since its inception in 1991 (64.0 million square feet at a total investment of $2.4 billion developed).

     - Operating Capability -- ProLogis believes that management can substantially improve operating performance and achieve long-term sustainable growth in cash flow by actively and effectively managing assets. ProLogis conceived of and developed the ProLogis Operating System(TM) to effectively operate ProLogis' business and provide customers with an exceptional level of coordinated, comprehensive services, including property management, leasing and development management services. ProLogis also provides comprehensive asset management services to entities in which ProLogis has an ownership interest.

     - Capital Markets Capability -- ProLogis has been able to effectively raise public debt and public equity capital that has allowed it to achieve strong growth in cash flows from its investments. ProLogis enhances its ability to raise capital by its ability to effectively communicate ProLogis' business strategy and performance to investors and the financial media.

     Previously, certain of ProLogis' administrative functions were supplemented by or provided by Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, pursuant to an administrative services agreement. These functions included payroll and human resources, cash management, accounts payable, specified information systems support, research and insurance services. ProLogis began transferring these functions from Security Capital to ProLogis personnel during 2000. As of December 31, 2000, all functions except the cash management and certain information systems support functions had been assumed by ProLogis. These remaining functions are expected to be assumed by ProLogis personnel during the first quarter of 2001.

  Executive Officers and Trustees

     K. Dane Brooksher -- 62 -- Mr. Brooksher has served as a Trustee since October 1993. Mr. Brooksher has been Chairman and Chief Executive Officer of ProLogis since March 1999 and he was Co-Chairman and Chief Operating Officer of ProLogis from November 1993 to March 1999 (through September 1997 he was employed by ProLogis' former management company). Prior thereto, Mr. Brooksher was Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick (now KPMG LLP), independent public accountants, where he served on the Board of Directors and Management Committee and as International Development Partner for Belgium and the Netherlands. Mr. Brooksher is a Director of Vizional Technologies, Inc. (an entity in which ProLogis has invested) and Butler Manufacturing Company and he serves as an Advisory Board Member of the J.L. Kellogg Graduate School of Management of Northwestern University. Mr. Brooksher's term as Trustee expires in 2002.

     Irving F. Lyons, III -- 51 -- Mr. Lyons has served as a Trustee since March 1996. Mr. Lyons has been President of ProLogis since March 1999 and Chief Investment Officer of ProLogis since March 1997. Mr. Lyons was Co-Chairman of ProLogis from March 1997 to March 1999 and from December 1993 to March 1997, he was a Managing Director with ProLogis (through September 1997 he was employed by ProLogis' former management company). Prior thereto, Mr. Lyons was the Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons' term as Trustee expires in 2003.

     C. Ronald Blankenship -- 51 -- Mr. Blankenship has served as a Trustee since June 2000. Mr. Blankenship has been Director, Vice Chairman and Chief Operating Officer of Security Capital since May 1998. Mr. Blankenship was Managing Director of Security Capital from 1991 until 1998 and he was Chairman of Archstone Communities Trust, (a REIT focused on apartment communities and a former affiliate of Security Capital) until June 1997. Mr. Blankenship was a Trustee of Archstone Communities Trust from March 2000 until February 2001. Since May 1999, Mr. Blankenship has also been Interim Chairman, Chief Executive Officer and Director of Homestead Village Incorporated (an affiliate of Security Capital). He is a Trustee of City Center Retail Trust and Urban Growth Property Trust (both affiliates of Security Capital). Mr. Blankenship is a Director of BelmontCorp, Carr America Realty Corporation, InterPark Holdings Inc., Macquarie Capital Partners LLC, Regency Centers Corporation and Storage USA, Inc. (all affiliates of Security Capital). Mr. Blankenship's term as Trustee expires in 2001.

     Stephen L. Feinberg -- 56 -- Mr. Feinberg has served as a Trustee since January 1993. Mr. Feinberg has been Chairman of the Board and Chief Executive Officer of Dorsar Investment Co., Inc., a diversified holding company with interests in real estate and venture capital since 1970. Mr. Feinberg is also a Director of Security Capital Preferred Growth Incorporated (an affiliate of Security Capital), Continental Transmission Corporation, The Harvill Press Limited, MetaMetrics, Inc., St. John's College, The Santa Fe Institute, and The Feinberg Foundation, Inc. He was formerly Chairman of the Board of St. John's College, and a former Director of Farrar, Strauss and Giroux, Inc. (a private publishing company), Molecular Informatics, Inc., Border Steel Mills, Inc., Springer Building Materials Corporation, Circle K Corporation, EnerServ Products, Inc. and Texas Commerce Bank-First State. Mr. Feinberg's term as Trustee expires in 2001.

     Donald P. Jacobs -- 73 -- Mr. Jacobs has served as a Trustee since February 1996. Mr. Jacobs has been a faculty member of the J.L. Kellogg Graduate School of Management of Northwestern University since 1957, and Dean since 1975. Mr. Jacobs is a Director of Hartmarx Corporation, Terex Corporation, CDW Computer Centers and GP Strategies. Mr. Jacobs was formerly a Director of Commonwealth Edison and its parent company, Unicom and he was formerly Chairman of the Public Review Board of Andersen Worldwide. Mr. Jacobs was Chairman of the Advisory Committee of the Oversight Board of the Resolution Trust Corporation for the third region from 1990 to 1992, Chairman of the Board of AMTRAK from 1975 to 1979, Co-Staff Director of the Presidential Commission on Financial Structure and Regulation from 1970 to 1971 and Senior Economist for the Banking and Currency Committee of the U.S. House of Representatives from 1963 to 1964. Mr. Jacobs' term as Trustee expires in 2001.

     William G. Myers -- 73 -- Mr. Myers has served as a Trustee since January 1995. Mr. Myers is Chief Executive Officer of Ojai Ranch and Investment Company, Inc., Santa Barbara, California, an agri-business and investment company that Mr. Myers founded in 1963. Mr. Myers was formerly a Trustee of Archstone Communities Trust (a former affiliate of Security Capital) and a former Director of S.E.E. International, Itedek, Inc. and Bank of A. Levy. Mr. Myers serves as a Director of the Library of Congress, James Madison Council, California Historical Society Foundation and St. Joseph's Health & Retirement Foundation. He is also a Director of the Santa Barbara Botanic Gardens, Chalone Wine Group and The Nature Conservancy and he is Trustee of H.C. and R.C. Merritt Trusts. Mr. Myers' term as Trustee expires in 2003.

     John E. Robson -- 70 -- Mr. Robson has served as a Trustee since April 1994. Mr. Robson has been Senior Advisor of Robertson Stephens and Company, a San Francisco based investment banking firm, since 1994. Mr. Robson was Deputy Secretary of the United States Treasury from 1989 to 1992, Dean and Professor of Management, Emory University School of Business Administration from 1986 to 1989, President and Chief Executive Officer and Executive Vice President and Chief Operating Officer of G.D. Searle & Co., a pharmaceutical and consumer products firm over the period 1978-1983. Mr. Robson is currently a Director of Pharmacia Corporation, Northrop Grumman Corporation, COR Solutions, Inc., SCRAM Technologies, Inc. He is also on the Business Advisory Board of Gilead Sciences, Inc. Mr. Robson's term as Trustee expires in 2003.

     Kenneth N. Stensby -- 61 -- Mr. Stensby has served as a Trustee since March 1999. Mr. Stensby was a Director of Meridian from 1996 to March 1999. Mr. Stensby was President and Chief Executive Officer of United Properties, a Minneapolis-based diversified real estate company, from 1974 until his retirement in January 1995. Mr. Stensby is past President of the National Association of Industrial and Office Parks and was a Director of First Asset Realty Advisors, a pension advisory subsidiary of First Bank of Minneapolis and Corner House. Mr. Stensby's term as Trustee expires in 2002.

     J. Andre Teixeira -- 48 -- Mr. Teixeira has served as a Trustee since February 1999. Mr. Teixeira is the President of Coca-Cola for the Russia/Ukraine region and General Manager of Coca-Cola Russia, Ukraine and Belarus. Mr. Teixeira also serves as Head of Representation for the Coca-Cola Export Corporation, Moscow. From 1995 to 1998, Mr. Teixeira was Director of the Development Center, Europe, Coca-Cola Greater Europe; Director, Brussels Operations, Coca-Cola Greater Europe and Managing Director, Coca-Cola Services S.A. Mr. Teixeira was the Africa Group Account Executive, Development, for Coca-Cola from 1994 to 1995 and Director, Research & Development, Coca-Cola Greater Europe from 1990 to 1995. Mr. Teixeira's term as Trustee expires in 2001.

     Thomas G. Wattles -- 49 -- Mr. Wattles has served as a Trustee since January 1993. Mr. Wattles was a Director of ProLogis' predecessor since its formation in June 1991 until January 1993. Mr. Wattles was Non-Executive Chairman of ProLogis from March 1997 to May 1998 and Co-Chairman and Chief Investment Officer of ProLogis from November 1993 to March 1997 (through September 1997 he was employed by ProLogis' former management company). Mr. Wattles is a Managing Director of Security Capital and has been with Security Capital in various capacities since March 1991. Mr. Wattles is a Trustee of City Center Retail Trust, CWS Communities Trust and Urban Growth Property Trust (all affiliates of Security Capital). He is a Director of Access Self-Storage Holdings S.A., Akeler Holdings S.A., Bernheim-Comofi S.A., CWE Property Holdings S.A., Interpark Holdings Inc., London & Henley Holdings S.A., Millers Storage Holdings S.A., Regency Centers Corporation and Security Capital European Realty, (all affiliates of Security Capital). Mr. Wattles' term as Trustee expires in 2002.

  Senior Officers

     Ned K. Anderson -- 54 -- Managing Director of ProLogis since December 1998, where he is responsible for the Market Services Group in the Pacific Region of the United States. Mr. Anderson has been with ProLogis in varying capacities since December 1993 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Anderson was a partner at King & Lyons, a San Francisco Bay Area industrial real estate development and management company.

     Paul C. Congleton -- 46 -- Managing Director of ProLogis since September 1999, where he is responsible for coordinating investment and financing opportunities utilizing institutional capital. Mr. Congleton has been with ProLogis in varying capacities since January 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, he was Managing Principal with Overland Company, an Arizona based property management, leasing and consulting concern.

     Tim M. Harvie -- 40 -- Managing Director and Chief Technology Officer of ProLogis since December 2000, where he is responsible for ProLogis' information technology operations. Mr. Harvie was with USFreightways Corporation, a provider of comprehensive supply chain management services from February 1989 to December 2000, most recently as Chief Information Officer.

     Steven K. Meyer -- 52 -- Managing Director of ProLogis since December 1998, where he is responsible for the Market Services Group in the Central Region of the United States and in Mexico. Mr. Meyer has been with ProLogis in varying capacities since September 1994 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Meyer was an Executive Vice President with Trammell Crow Company, a diversified commercial real estate services company in North America.

     Walter C. Rakowich -- 43 -- Managing Director and Chief Financial Officer of ProLogis since December 1998, where he is responsible for worldwide corporate finance. Mr. Rakowich has been with ProLogis in varying capacities since July 1994 (through September 1997 he was employed by ProLogis' former management company). Prior thereto, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions and also a Principal with Trammell Crow Company.

     John R. Rizzo -- 51 -- Managing Director of ProLogis since December 2000, where he is responsible for the North American operations of the Global Development Group. Mr. Rizzo has been with ProLogis in varying capacities since January 1999. Prior to joining ProLogis, Mr. Rizzo was Senior Vice President and Chief Operating Officer of Perini Management Services Incorporated, an affiliate of Perini Corporation, a construction management and general contracting firm.

     John W. Seiple, Jr. -- 42 -- Managing Director of ProLogis since December 1997 and Chief Operating Officer for North American operations of ProLogis since December 1998. Mr. Seiple has been with ProLogis since October 1993 in varying capacities (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Seiple was a Senior Vice President with Trammell Crow Company.

     Robert J. Watson -- 51 -- Managing Director of ProLogis since January 1993 and Chief Operating Officer for European Operations since December 1998. Mr. Watson has been with ProLogis in varying capacities since January 1993 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Watson with Trammell Crow Company, most recently as the Regional Partner for Southwest United States Real Estate.

     Robin P. R. von Weiler -- 44 -- Managing Director and Regional Head of ProLogis since December 1999, where he is responsible for the Market Services and Global Development Groups in Northern and Central Europe. Mr. von Weiler has been with ProLogis in varying capacities since October 1997. Prior to joining ProLogis, Mr. Von Weiler was with DTZ Zadelhoff V.O.F., part of DTZ Debenham Tie Lung, in Rotterdam, the Netherlands, most recently as Vice Managing Director, Real Estate Agent and Corporate Advisor. Mr. von Weiler is a registered Real Estate Agent.

     Frank H. Fallon -- 39 -- Senior Vice President of ProLogis since September 1999, where he is responsible for the Market Services Group in the Southeast Region of the United States. Mr. Fallon has been with ProLogis in varying capacities since January 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Fallon was with Trammell Crow Company.

     Ranald Hahn -- 44 -- Senior Vice President and Regional Head of ProLogis since December 2000, where he is responsible for the Market Services and Global Development Groups in Southern Europe. Mr. Hahn has been with ProLogis in varying capacities since March 1999. Prior to joining ProLogis, Mr. Hahn was the International Business Development Director of GSE, a French logistics construction company.

     M. Gordon Keiser, Jr. -- 56 -- Senior Vice President since October 1995 and Treasurer of ProLogis since December 1998, where he is responsible for relationships with ProLogis' lenders. Mr. Keiser has been with ProLogis in varying capacities since October 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Keiser was Senior Vice President of JMB Realty Corporation with responsibilities for corporate finance and capital markets financing. Previously, Mr. Keiser was with KPMG Peat Marwick (now KPMG LLP).

     Luke A. Lands -- 44 -- Senior Vice President and Controller of ProLogis since August 2000, where he supervises accounting, financial reporting and forecasting. Mr. Lands has been with ProLogis in varying capacities since January 1996 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Lands was Vice President of SCG Realty Services (an affiliate of Security Capital) from February 1995 to January 1996 and he was Vice President and Controller for Lincoln Property Company, a diversified national real estate operating company. Mr. Lands is a Certified Public Accountant.

     Debra A. McRight -- 41 -- Senior Vice President of ProLogis since December 1999, where she is responsible for North American property management operations. Ms. McRight has been with ProLogis in varying capacities since September 1995 (through September 1997 she was employed by ProLogis' former management company). Prior to joining ProLogis, Ms. McRight was with Paragon Group, Inc., a full service real estate company, where she was responsible for property management operations in St. Louis, Missouri.

     David S. Morze -- 40 -- Senior Vice President of ProLogis since March 1999, where he is responsible for the Market Services Group in the Mid-Atlantic Region of the United States. Mr. Morze has been with ProLogis in varying capacities since March 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Morze was the Director of Marketing for Northern California for The SARES REGIS Group.

     Edward S. Nekritz -- 35 -- Senior Vice President and General Counsel of ProLogis since December 1998 and Secretary of ProLogis since March 1999, where he oversees the provision of all legal services for ProLogis and he is also responsible for ProLogis' due diligence and risk management functions. Mr. Nekritz has been with ProLogis in varying capacities since September 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. ProLogis has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired at December 31, 2000, and ProLogis is not aware of any environmental condition with respect to any of its properties that is likely to be material. ProLogis or the predecessor owners have subjected each of its properties to an environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of, any environmental liability (including asbestos-related liability) that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to ProLogis or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

INSURANCE COVERAGE

     ProLogis and its consolidated and unconsolidated entities currently carry comprehensive insurance coverage including property, liability, fire, flood, earthquake, environmental, extended coverage and rental loss, as appropriate for the markets where each entities facilities and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar facilities. ProLogis believes its facilities and the facilities of its consolidated and unconsolidated entities are adequately insured; however, an uninsured loss could result in loss of capital investment and anticipated profits.

ITEM 2. PROPERTIES

INDUSTRIAL DISTRIBUTION FACILITIES

     ProLogis and its consolidated entities (see -- "Consolidated Entities") have invested primarily in generic industrial distribution facilities with an average office finish level of less than 10%. Due to the costs associated with retrofitting customer spaces, service center product has been acquired only on a very limited basis, generally as part of portfolio acquisitions in which the majority of product being acquired was bulk distribution. ProLogis' industrial distribution facilities is typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products.

     - Distribution. -- ProLogis' distribution facilities are adaptable for both bulk distribution and light manufacturing or assembly uses. Based upon square footage, ProLogis' operating portfolio was comprised of 88.5% bulk distribution and 10.4% light manufacturing facilities as of December 31, 2000.

     - Service Center and Other -- Under ProLogis' definition, service centers are multi-customer buildings that have a higher percentage of office space than distribution facilities and only have grade-level loading as opposed to truck dock loading. As of December 31, 2000, service center product constituted approximately 0.9% of the square feet in ProLogis' operating portfolio and other miscellaneous facilities, primarily office facilities acquired as part of portfolio acquisitions, constituted 0.2% of the square feet in ProLogis' operating portfolio.

GEOGRAPHIC DISTRIBUTION

     ProLogis and its consolidated entities (see -- "Consolidated Entities") have direct ownership of 1,285 industrial distribution facilities (operating and under development) in North America and Europe as of December 31, 2000. In the United States, ProLogis' facilities are located in 42 cities in 24 states and the District of Columbia. ProLogis' facilities in Mexico are located in four cities. In Europe, ProLogis' facilities are located in 11 cities in 5 countries. The table below demonstrates the geographic distribution of ProLogis' portfolio (operating facilities and facilities under development). The table excludes land held for future development, which is less than 5% of ProLogis' total investment, based on cost as of December 31, 2000 and 1999. The table does not include facilities that are owned by ProLogis' unconsolidated entities which are discussed under "--Unconsolidated Entities".

                                                                   DECEMBER 31,
                                           -------------------------------------------------------------
                                                       2000                             1999
                                           ----------------------------     ----------------------------
                                                          PERCENTAGE OF                    PERCENTAGE OF
                                           NUMBER OF      ASSETS BASED      NUMBER OF      ASSETS BASED
                                           FACILITIES      ON COST(1)       FACILITIES      ON COST(1)
                                           ----------     -------------     ----------     -------------
NORTH AMERICAN MARKETS(2)(3):
  Atlanta, Georgia.......................       97             6.46%            103             6.20%
  Austin, Texas..........................       37             2.00              33             1.53
  Birmingham, Alabama....................        6             0.75               6             0.69
  Charlotte, North Carolina..............       32             2.57              32             2.28
  Chattanooga, Tennessee.................        5             0.33               5             0.30
  Chicago, Illinois......................       64             7.45              64             6.25
  Cincinnati, Ohio.......................       47             3.00              46             3.04
  Columbus, Ohio.........................       32             4.13              32             4.43
  Dallas/Fort Worth, Texas...............      116             8.53             120             8.31
  Denver, Colorado.......................       26             1.80              28             1.82
  El Paso, Texas.........................       19             1.49              22             1.56
  Fort Lauderdale/Miami, Florida.........       17             1.73              16             1.58
  Houston, Texas.........................       82             4.67              84             4.29
  I-95 Corridor, New Jersey..............       31             4.89              35             4.27
  Indianapolis, Indiana..................       43             2.79              45             2.85
  Juarez, Mexico.........................        7             0.37               6             0.27
  Kansas City, Kansas/Missouri...........       29             1.28              29             1.14
  Las Vegas, Nevada......................       18             2.20              18             2.18
  Los Angeles/Orange County,
     California..........................        6             1.62               4             0.95
  Louisville, Kentucky...................        8             1.01              10             1.19

                                                                   DECEMBER 31,
                                           -------------------------------------------------------------
                                                       2000                             1999
                                           ----------------------------     ----------------------------
                                                          PERCENTAGE OF                    PERCENTAGE OF
                                           NUMBER OF      ASSETS BASED      NUMBER OF      ASSETS BASED
                                           FACILITIES      ON COST(1)       FACILITIES      ON COST(1)
                                           ----------     -------------     ----------     -------------
  Memphis, Tennessee.....................       40             3.25              40             2.80
  Monterrey, Mexico......................       10             0.97              10             0.90
  Nashville, Tennessee...................       29             1.63              31             1.72
  Oklahoma City, Oklahoma................        6             0.24               6             0.21
  Orlando, Florida.......................       23             1.85              23             1.73
  Phoenix, Arizona.......................       31             1.67              32             1.63
  Portland, Oregon.......................       26             1.59              26             1.42
  Reno, Nevada...........................       20             1.48              19             1.50
  Reynosa, Mexico........................       15             1.01              12             0.77
  Rio Grande Valley (Brownsville),
     Texas...............................       14             0.54              14             0.49
  Salt Lake City, Utah...................        7             0.93              10             1.16
  San Antonio, Texas.....................       46             2.16              47             2.08
  Seattle, Washington....................       15             1.33              15             1.21
  San Francisco (East Bay), California...       54             4.79              54             4.59
  San Francisco (South Bay),
     California..........................       71             4.98              72             4.68
  St. Louis, Missouri....................       15             1.05              15             0.95
  Tampa, Florida.........................       58             2.67              62             2.52
  Tijuana, Mexico........................        5             0.60               4             0.42
  Tulsa, Oklahoma........................        9             0.26               9             0.23
  Washington D.C./Baltimore, Maryland....       48             4.13              40             3.05
  Other(4)...............................        3             0.12              24             0.91
                                             -----           ------           -----           ------
          Subtotal North America(2)(3)...    1,267            96.32           1,303            90.10
                                             -----           ------           -----           ------
EUROPEAN MARKETS(5)(6)(7)(8):
  Amsterdam, Netherlands.................       --               --               1             0.20
  Brabandt, Netherlands..................        1             0.27              --               --
  Cologne, Germany.......................        1             0.28               1             0.33
  Lille, France..........................        1             0.06               2             0.15
  Lyon, France...........................        1             0.14               3             0.50
  Marseille, France......................        1             0.14              --               --
  Milan, Italy...........................        2             0.35              --               --
  Neustadt, Germany......................        1             0.28              --               --
  Paris, France..........................        3             0.66              57             6.36
  Rotterdam, Netherlands.................        3             0.47               3             0.52
  Soest, Germany.........................        1             0.31              --               --
  Warsaw, Poland.........................        3             0.72               9             1.84
                                             -----           ------           -----           ------
       Subtotal Europe(5)(6)(7)(8).......       18             3.68              76             9.90
                                             -----           ------           -----           ------
          Total..........................    1,285(9)        100.00%          1,379(9)        100.00%
                                             =====           ======           =====           ======

---------------

(1) Facilities under development are reflected at their total budgeted development cost, rather than cost incurred to date.

(2) In January 2001, ProLogis acquired three operating facilities in Memphis, Tennessee aggregating 0.7 million square feet for $16.6 million. These facilities were acquired to complete a tax-deferred exchange transaction.

(3) In January 2001, ProLogis contributed three facilities to ProLogis North American Properties Fund I in exchange for an additional equity interest of $34.1 million. The three facilities, one located in Atlanta and two located in Dallas/Ft. Worth, aggregated 0.9 million square feet.

(4) In 2000, includes one facility each in Akron, Ohio, Detroit, Michigan and Norfolk, Virginia. In 1999, includes one facility each in Akron, Ohio, Boston, Massachusetts and Norfolk, Virginia and 21 facilities in Detroit, Michigan, 20 of which were disposed of during 2000.

(5) In January 2001, ProLogis contributed two additional facilities located in France (Lyon and Paris) to ProLogis European Properties Fund. These facilities aggregated 0.4 million square feet and generated net proceeds of $16.1 million.

(6) Does not include facilities owned by the Kingspark entities (13 operating facilities and 12 facilities under development as of December 31, 2000 and 15 operating facilities and 14 facilities under development as of December 31, 1999). Beginning January 2, 2001, the accounts of the Kingspark entities will be consolidated in ProLogis' financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships. See
    "-- Unconsolidated Entities -- CDFS Business" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

(7) On January 7, 2000, ProLogis contributed 50.1% of the common stock of ProLogis European Properties S.a.r.l., one of its wholly owned European entities, to ProLogis European Properties Fund in exchange for an equity interest. ProLogis European Properties S.a.r.l. owned 60 facilities (54 facilities in Paris, four facilities in Warsaw, one facility in Lyon and one facility in Rotterdam) as of December 31, 2000. The remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. was contributed to ProLogis European Properties Fund by ProLogis on January 7, 2001 in exchange for an additional equity interest.

(8) ProLogis is committed to contribute substantially all of its stabilized facilities in Europe to ProLogis European Properties Fund, subject to meeting specified criteria.

(9) Includes 41 facilities under development as of December 31, 2000 and 51 facilities under development as of December 31, 1999.

FACILITIES

     The information in the following table is as of December 31, 2000 for the facilities owned by ProLogis and its consolidated entities in North America and Europe. No individual facility or group of facilities operated as a single business unit amounted to 10% or more of ProLogis' consolidated total assets as of December 31, 2000 or generated gross revenue equal to 10% or more of ProLogis' consolidated gross revenues for the year ended December 31, 2000. The table does not include facilities that are owned by ProLogis' unconsolidated entities which are discussed under "-- Unconsolidated Entities".

                                           PERCENTAGE      RENTABLE
                                  NO. OF   OCCUPANCY        SQUARE         INVESTMENT     ENCUMBRANCES
                                  BLDGS.      (1)          FOOTAGE            (2)             (3)
                                  ------   ----------   --------------   --------------   ------------
OPERATING FACILITIES OWNED AS OF
  DECEMBER 31, 2000(4):
  NORTH AMERICAN MARKETS(5)(6):
     Atlanta, Georgia...........     95      88.04%        9,131,533     $  277,710,625   $ 38,607,740
     Austin, Texas..............     35       94.66        2,156,609         84,052,795             --
     Birmingham, Alabama........      6      100.00        1,135,278         34,416,812             --
     Charlotte, North
       Carolina.................     32       95.70        3,980,670        118,844,478     41,209,222
     Chattanooga, Tennessee.....      5      100.00        1,147,872         15,441,941             --
     Chicago, Illinois..........     61       93.51        7,689,671        309,206,016     45,610,450
     Cincinnati, Ohio...........     45       88.44        5,031,002        131,029,528     40,704,183
     Columbus, Ohio.............     31       94.96        5,747,391        182,533,445     40,274,070
     Dallas/Fort Worth, Texas...    116       86.64       11,805,472        393,707,124     67,742,912
     Denver, Colorado...........     26       95.26        3,094,209         83,268,800             --
     El Paso, Texas.............     18       89.86        2,231,903         61,309,592      3,127,999
     Fort Lauderdale/Miami,
       Florida..................     16       91.04        1,694,808         75,129,319      1,967,842
     Houston, Texas.............     82       95.20        7,210,747        215,316,366     47,468,959
     I-95 Corridor, New
       Jersey...................     30       95.31        4,836,537        212,130,095     28,339,021
     Indianapolis, Indiana......     43       87.07        4,187,721        128,884,247             --

                                           PERCENTAGE      RENTABLE
                                  NO. OF   OCCUPANCY        SQUARE         INVESTMENT     ENCUMBRANCES
                                  BLDGS.      (1)          FOOTAGE            (2)             (3)
                                  ------   ----------   --------------   --------------   ------------
     Juarez, Mexico.............      7       84.98          487,152         16,921,649             --
     Kansas City,
       Kansas/Missouri..........     29       95.83        1,578,487         59,009,721     13,086,357
     Las Vegas, Nevada..........     18       92.97        2,296,811        101,591,116     18,282,310
     Los Angeles/Orange County,
       California...............      2      100.00          289,283         13,762,044             --
     Louisville, Kentucky.......      7      100.00        1,469,988         35,339,694      6,339,495
     Memphis, Tennessee.........     39       90.54        5,415,819        140,240,324     14,485,041
     Monterrey, Mexico..........     10       84.82        1,167,403         44,616,155             --
     Nashville, Tennessee.......     29       88.99        3,084,949         75,122,667             --
     Oklahoma City, Oklahoma....      6       98.73          639,942         11,000,738             --
     Orlando, Florida...........     23       91.22        2,112,100         85,507,117     12,455,664
     Phoenix, Arizona...........     31       96.82        2,289,922         77,084,915             --
     Portland, Oregon...........     26       95.42        1,957,401         73,589,606        375,637
     Reno, Nevada...............     19       91.57        2,327,917         60,326,214             --
     Reynosa, Mexico............     12       86.32        1,140,853         34,169,766             --
     Rio Grande Valley
       (Brownsville), Texas.....     14       99.65          916,746         24,829,871      2,683,148
     Salt Lake City, Utah.......      7       98.19        1,643,468         43,068,889             --
     San Antonio, Texas.........     46       93.39        3,906,603         99,555,608             --
     Seattle, Washington........     15      100.00        1,390,447         61,507,597      4,891,877
     San Francisco (East Bay),
       California...............     54       89.21        5,768,799        220,953,837     14,933,566
     San Francisco (South Bay),
       California...............     71       99.87        3,694,781        229,646,338     19,194,697
     St. Louis, Missouri........     15       85.97        1,621,825         48,473,098      9,299,966
     Tampa, Florida.............     58       97.56        3,325,581        123,217,800     29,143,272
     Tijuana, Mexico............      4       88.24          615,120         22,447,732             --
     Tulsa, Oklahoma............      9      100.00          523,623         11,894,023             --
     Washington D.C./Baltimore,
       Maryland.................     40       97.14        3,619,350        145,650,708     36,957,185
     Other......................      3      100.00          160,998          5,529,529        431,360
                                  -----      ------      -----------     --------------   ------------
       Subtotal North
          America(5)(6).........  1,235       92.45      124,526,791      4,188,037,939    537,611,973
                                  -----      ------      -----------     --------------   ------------
  EUROPEAN MARKETS(7)(8)(9):
     Lille, France(10)..........      1       48.18           16,587          2,824,877             --
     Lyon, France...............      1      100.00          225,194          6,390,328             --
     Milan, Italy...............      2          --          444,122         16,197,430             --
     Paris, France..............      1      100.00          126,477          8,724,797             --
     Rotterdam, Netherlands.....      2          --          435,420         15,742,227             --
     Warsaw, Poland.............      2       57.26          500,655         22,358,816             --
                                  -----      ------      -----------     --------------   ------------
       Subtotal
          Europe(7)(8)(9).......      9       36.97        1,748,455         72,238,475             --
                                  -----      ------      -----------     --------------   ------------
          TOTAL OPERATING
            FACILITIES OWNED AS
            OF DECEMBER 31,
            2000(4).............  1,244      91.68%      126,275,246     $4,260,276,414   $537,611,973
                                  =====      ======      ===========     ==============   ============

                                                                                      BUDGETED
                                                       RENTABLE                     DEVELOPMENT
                                            NO. OF      SQUARE       INVESTMENT        COSTS
                                            BLDGS.     FOOTAGE          (2)             (11)
                                            ------    ----------    ------------    ------------
FACILITIES UNDER DEVELOPMENT AS OF
  DECEMBER 31, 2000(12)(13):
  NORTH AMERICAN MARKETS:
     Atlanta, Georgia.....................     2         702,000    $ 10,331,338    $ 20,880,728
     Austin, Texas........................     2         209,600       5,339,880       8,401,120
     Chicago, Illinois....................     3         725,072      19,699,727      34,551,156
     Cincinnati, Ohio.....................     2         214,080       4,824,015       7,273,887
     Columbus, Ohio.......................     1         289,280       6,763,336       8,017,382
     El Paso, Texas.......................     1         239,131       5,368,005       7,414,958
     Fort Lauderdale/Miami, Florida.......     1          94,500       3,923,087       4,815,121
     I-95 Corridor, New Jersey............     1         299,000       9,499,837      13,473,972
     Los Angeles/Orange County,
       California.........................     4       1,084,192      43,248,515      60,824,068
     Louisville, Kentucky.................     1         350,000       7,811,525      11,232,967
     Memphis, Tennessee...................     1         360,000       8,486,140       9,790,347
     Reno, Nevada.........................     1         218,500       2,233,218       8,133,784
     Reynosa, Mexico......................     3         360,294       9,154,508      12,631,053
     Tijuana, Mexico......................     1         141,290       3,334,101       5,164,760
     Washington D.C./Baltimore,
       Maryland...........................     8       1,037,261      16,963,318      44,862,321
                                              --      ----------    ------------    ------------
       Subtotal North America.............    32       6,324,200     156,980,550     257,467,624
                                              --      ----------    ------------    ------------
  EUROPEAN MARKETS:
     Brabant, Netherlands.................     1         307,700       6,911,138      12,405,285
     Cologne, Germany.....................     1         206,938       4,798,071      12,831,443
     Marseille, France....................     1         230,576       1,247,178       6,537,121
     Neustadt, Germany....................     1         212,266         903,551      12,986,249
     Paris, France........................     2         675,129       4,709,040      21,932,720
     Rotterdam, Netherlands...............     1         157,154       1,056,700       6,135,349
     Soest, Germany.......................     1         305,579       2,136,294      14,204,828
     Warsaw, Poland.......................     1         291,940       7,277,460      10,678,623
                                              --      ----------    ------------    ------------
       Subtotal Europe....................     9       2,387,282      29,039,432      97,711,618
                                              --      ----------    ------------    ------------
          TOTAL FACILITIES UNDER
            DEVELOPMENT AS OF DECEMBER 31,
            2000(12)(13)..................    41       8,711,482    $186,019,982    $355,179,242
                                              ==      ==========    ============    ============

                                                                     INVESTMENT    ENCUMBRANCES
                                                          ACREAGE       (2)            (3)
                                                          -------   ------------   ------------
LAND HELD FOR DEVELOPMENT AS OF DECEMBER 31,
  2000(14)(15):
  NORTH AMERICAN MARKETS:
     Atlanta, Georgia...................................    228.3   $ 14,624,463     $     --
     Austin, Texas......................................      7.2        763,323           --
     Charlotte, North Carolina..........................     25.3      2,554,060           --
     Chicago, Illinois..................................    245.0     32,623,248           --
     Cincinnati, Ohio...................................     90.2      6,658,637           --
     Columbus, Ohio.....................................     56.5      2,242,658           --
     Dallas/Fort Worth, Texas...........................    182.6     11,390,734           --
     Denver, Colorado...................................     15.6      1,405,890           --
     El Paso, Texas.....................................    108.3      6,448,009           --
     Houston, Texas.....................................     64.9      5,299,734           --
     I-95 Corridor, New Jersey..........................     10.1        739,801           --
     Indianapolis, Indiana..............................     72.7      5,873,642           --

                                                                     INVESTMENT    ENCUMBRANCES
                                                          ACREAGE       (2)            (3)
                                                          -------   ------------   ------------
     Juarez, Mexico.....................................     21.4      3,812,547           --
     Kansas City, Kansas/Missouri.......................     16.6      1,511,000           --
     Las Vegas, Nevada..................................     61.8      6,937,917      312,974
     Los Angeles/Orange County, California..............     27.8      5,892,455           --
     Louisville, Kentucky...............................     13.0        600,409           --
     Memphis, Tennessee.................................     47.9      3,631,205           --
     Monterrey, Mexico..................................     25.9      3,875,347           --
     Orlando, Florida...................................     28.1      2,788,623           --
     Portland, Oregon...................................     18.0      2,848,334           --
     Reno, Nevada.......................................     30.1      4,196,675           --
     Reynosa, Mexico....................................     82.6      6,456,419           --
     Rio Grande Valley (Brownsville), Texas.............     14.8        439,288           --
     Salt Lake City, Utah...............................     30.3      2,015,954           --
     San Antonio, Texas.................................     58.1      5,289,233           --
     San Francisco (East Bay), California...............     77.6      5,953,538           --
     Seattle, Washington................................     10.6      1,919,882           --
     Tampa, Florida.....................................     53.2      3,758,156           --
     Tijuana, Mexico....................................     14.1      2,926,257           --
     Washington D.C./Baltimore, Maryland................     22.3      1,960,650           --
                                                          -------   ------------     --------
       Subtotal North America...........................  1,760.9    157,438,088      312,974
                                                          -------   ------------     --------
  EUROPEAN MARKETS:
     Barcelona, Spain...................................     70.8     19,971,847           --
     Brabant, Netherlands...............................      8.9      1,710,486           --
     Cologne, Germany...................................     13.4        613,824           --
     La Havre, France...................................    123.6      1,105,112           --
     Lyon, France.......................................     17.6      2,014,115           --
     Milan, Italy.......................................     16.2      1,223,960           --
     Tongeren, Belgium..................................      3.3        182,189           --
     Warsaw, Poland.....................................     32.3      3,145,201           --
                                                          -------   ------------     --------
       Subtotal Europe..................................    286.1     29,966,734           --
                                                          -------   ------------     --------
          TOTAL LAND HELD FOR DEVELOPMENT AS OF DECEMBER
            31, 2000(14)(15)............................  2,047.0   $187,404,822     $312,974
                                                          =======   ============     ========

                                                                                        BUDGETED
                                                       RENTABLE                       DEVELOPMENT
                                   NO. OF               SQUARE        INVESTMENT          COST       ENCUMBRANCES
                                   BLDGS.   ACREAGE     FOOTAGE          (2)              (11)           (3)
                                   ------   -------   -----------   --------------    ------------   ------------
GRAND TOTALS AS OF DECEMBER 31,
  2000:
  Operating Facilities............ 1,244       n/a    126,275,246   $4,260,276,414    $        n/a   $537,611,973
  Facilities Under Development....    41       n/a      8,711,482      186,019,982     355,179,242            n/a
  Land Held for Development.......   n/a    2,047.0           n/a      187,404,822             n/a        312,974
                                   -----    -------   -----------   --------------    ------------   ------------
         Totals................... 1,285    2,047.0   134,986,728   $4,633,701,218(16) $355,179,242  $537,924,947
                                   =====    =======   ===========   ==============    ============   ============

---------------

 (1) Percentage Occupancy is physical occupancy for the facility as of December 31, 2000. Operating facilities as of December 31, 2000 include recently completed development facilities in initial lease-up (3.4 million square feet completed in the fourth quarter of 2000) which impacts the overall occupancy percentage as of December 31, 2000.

 (2) Investment is as of December 31, 2000 and represents ProLogis' historical cost.

 (3) Certain facilities are pledged as collateral under ProLogis' mortgage notes, securitized debt and assessment bonds as of December 31, 2000. See
     Schedule III -- Real Estate and Accumulated Depreciation to ProLogis' Consolidated Financial Statements in Item 8 for specific facilities pledged.

 (4) All assets are utilized in the property operations segment. See "Item 1 -- Business -- ProLogis Trust".

 (5) In January 2001, ProLogis acquired three operating facilities in Memphis, Tennessee aggregating 0.7 million square feet for $16.6 million. These facilities were acquired to complete a tax-deferred exchange transaction.

 (6) In January 2001, ProLogis contributed three facilities to ProLogis North American Properties Fund I in exchange for an additional equity interest of $34.1 million. The three facilities, one located in Atlanta and two located in Dallas/Ft. Worth, aggregated 0.9 million square feet.

 (7) In January 2001, ProLogis contributed two additional facilities located in France (Lyon and Paris) to ProLogis European Properties Fund. These facilities aggregated 0.4 million square feet and generated net proceeds of $16.1 million.

 (8) ProLogis is committed to contribute substantially all of its stabilized facilities in Europe to ProLogis European Properties Fund, subject to meeting specified criteria.

 (9) Does not include 13 operating facilities with an investment of $139.2 million and 12 facilities under development with a total budgeted cost of $136.2 million owned by the Kingspark entities in the United Kingdom as of December 31, 2000. Beginning January 2, 2001, the accounts of the Kingspark entities will be consolidated in ProLogis' financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships. See "-- Unconsolidated Entities -- CDFS Business" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

(10) Represents an office building acquired as part of a portfolio acquisition.

(11) Represents the total budgeted development cost at completion for facilities under development, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than costs incurred to date.

(12) All of the facilities under development are expected to be utilized in the CDFS business segment. See "Item 1 -- Business -- ProLogis Trust".

(13) Includes 0.8 million square feet in the design and permitting stage.

(14) All of the land held for future development is expected to be utilized in the CDFS business segment for the development of approximately 36.2 million square feet of distribution facilities. See "Item 1 -- Business -- ProLogis Trust". Does not include 1,232 acres of land controlled under option, letter of intent or contingent contract with the capacity of developing approximately 21.2 million square feet of distribution facilities.

(15) Does not include 332 acres of land owned and 1,515 acres of land under control by the Kingspark entities in the United Kingdom as of December 31, 2000 which has the combined capacity for the development of approximately
     28.3 million square feet of distribution facilities.

(16) See Schedule III -- Real Estate and Accumulated Depreciation to ProLogis' Consolidated Financial Statements in Item 8 for a reconciliation of this amount to ProLogis' total investment in real estate.

CONSOLIDATED ENTITIES

  Partnerships

     As of December 31, 2000, ProLogis held a majority interest in and controlled five partnerships (collectively, the "Partnerships"), which are consolidated with the accounts of ProLogis. Generally, pursuant to the Partnership agreements, ProLogis or one of its wholly owned entities, is the sole controlling general partner and has full responsibility for the management and control of the Partnerships. The limited partners have no authority to transact business for, or, except as noted below, participate in the management decisions of, the Partnerships. However, any decision to amend certain provisions of the applicable partnership agreement, to dissolve a Partnership prior to the term set forth in the applicable partnership agreement or to enter into certain extraordinary transactions would require the consent of all limited partners. Pursuant to the partnership agreements, ProLogis, or its wholly owned entity, as the case may be, may not voluntarily withdraw from the applicable Partnership or transfer or assign its interests in the Partnership without the consent of all of the limited partners thereto. The limited partners may freely transfer their Partnership units to affiliates, provided that such transfer does not cause a termination of the Partnership for federal income tax purposes and does not cause ProLogis to cease to comply with requirements under the Code for qualification as a REIT. Each of the Partnership agreements grants to the limited partners the right to exchange their Partnership units for ProLogis common shares of beneficial interest, par value $0.01 per share, ("Common Shares"), subject to certain conditions. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the Partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest. See Note 6 to ProLogis' Consolidated Financial Statements in Item 8. The Partnerships, which are part of the property operations segment, are as follows as of December 31, 2000:

                                                INVESTMENT                      LIMITED
                                  FORMATION   IN REAL ESTATE   PROLOGIS'   PARTNERSHIP UNITS
ENTITY                              DATE      (IN MILLIONS)    OWNERSHIP      OUTSTANDING
------                            ---------   --------------   ---------   -----------------
ProLogis Limited
  Partnership-I(1)..............    1993          $211.0(2)      68.70%        4,520,532(3)
ProLogis Limited
  Partnership-II................    1994          $ 58.3(4)      97.80%           90,213(3)
ProLogis Limited
  Partnership-III...............    1994          $ 52.0(5)      86.39%          376,347(3)
ProLogis Limited
  Partnership-IV(6).............    1994          $103.9(7)      98.50%           68,612(3)
Meridian Realty Partners Limited
  Partnership...................      (8)         $ 10.4(9)      88.00%           29,712(10)

---------------
 (1) These facilities cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchange transactions.

 (2) Facilities are located in the San Francisco (both South Bay and East Bay) and Tampa markets.

 (3) Convertible into Common Shares on a one for one basis.

 (4) Facilities are located in the Charlotte, Dallas/Ft. Worth, Denver, El Paso, San Francisco (East Bay), St. Louis and Washington, D.C./Baltimore markets.

 (5) Facilities are located in the Chicago, Ft. Lauderdale/Miami, Norfolk, Orlando, San Antonio and Tampa markets.

 (6) ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis-IV, Inc., and the contribution of distribution facilities from the limited partner. ProLogis Limited Partnership-IV and ProLogis-IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis-IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 2000, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis-IV, Inc., of $0.4 million and ProLogis-IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $0.4 million.

 (7) Facilities are located in the Akron, Cincinnati, Dallas/Ft. Worth, Ft. Lauderdale/Miami, I-95 New Jersey Corridor, Orlando and Tampa markets.

 (8) Acquired in merger with Meridian in March 1999. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

 (9) Facility is located in the Los Angeles/Orange County market.

(10) Convertible into Common Shares on a 1.1 for one basis, plus $2.00.

  ProLogis Development Services

     ProLogis Development Services, which is part of the CDFS business segment, develops distribution facilities that are often disposed of to customers, third parties or entities in which ProLogis maintains an ownership interest. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers or third parties. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis

Development Services is consolidated with ProLogis. ProLogis Development Services' real estate assets represented 9.7% of ProLogis' total real estate assets (at cost) as of December 31, 2000. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Code. Accordingly, provisions for federal and state income taxes are recognized, as appropriate.

UNCONSOLIDATED ENTITIES

     As of December 31, 2000, ProLogis' investments in and advances to unconsolidated entities totaled $1.45 billion. These investments were structured to either allow ProLogis to comply with the requirements of the Code to qualify as a REIT or to further ProLogis' objective of increasing cash flows without raising additional capital through direct public debt and public equity offerings.

     ProLogis invested in the nonvoting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT "qualifying" income (i.e., rental income and mortgage interest income) under the Code. To maintain its qualification as a REIT, ProLogis can collectively invest in these entities in amounts up to 25% of the fair market value of ProLogis' total assets, with a maximum per company investment of 5% of the fair market value of ProLogis' total assets. Of these investments, ProLogis Development Services, ProLogis Logistics, Frigoscandia S.A. and the Kingspark entities all own properties. ProLogis accounts for the investments in ProLogis Logistics, Frigoscandia S.A. and the Kingspark entities under the equity method. These entities' investments in properties are discussed under "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations". Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with ProLogis. Properties owned by ProLogis Development Services are included in the tables in "-- Geographic Distribution" and "-- Facilities" and ProLogis Development Services is discussed in "-- Consolidated Entities--ProLogis Development Services". See also "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Tax Legislation".

     The entities discussed below under "-- Property Operations" were all formed to allow ProLogis to generate capital for future development activities while still maintaining an ownership position in the facilities. All of ProLogis' unconsolidated entities are discussed in Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

  Property Operations

     As of December 31, 2000, ProLogis had a 50.0% ownership interest in ProLogis California, a 34.4% ownership interest in ProLogis European Properties Fund, a 20.0% ownership interest in ProLogis North America Properties Fund I and a 20.0% ownership interest in ProLogis Principal. See "Item 1.
Business -- Business Strategy and Operating Segments -- Property Operations Segment", "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Results of Operations -- Property Operations" and
Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

                                                       RENTABLE      PERCENTAGE
                                           NO. OF       SQUARE       OCCUPANCY        INVESTMENT
                                           BLDGS.      FOOTAGE          (1)              (2)
                                           ------     ----------     ----------     --------------
NORTH AMERICA:
  ProLogis California(3):
  Los Angeles/Orange County,
     California..........................    77       12,394,603        99.02%        $581,845,469(4)
                                            ---       ----------       ------       --------------
  ProLogis North American Properties
     Fund I (5):
  Atlanta, Georgia.......................     4          970,568       100.00%          35,074,211
  Chicago, Illinois......................     1          249,576       100.00%          14,753,864
  Cincinnati, Ohio.......................     2          297,720       100.00%          15,028,916
  Columbus, Ohio.........................     2          888,691        94.62%          30,242,818
  Dallas/Fort Worth, Texas...............     1          492,500       100.00%          21,463,926
  Denver, Colorado.......................     2          198,892       100.00%           9,113,621

                                                       RENTABLE      PERCENTAGE
                                           NO. OF       SQUARE       OCCUPANCY        INVESTMENT
                                           BLDGS.      FOOTAGE          (1)              (2)
                                           ------     ----------     ----------     --------------
  El Paso, Texas.........................     1          354,159       100.00%          13,600,194
  Houston, Texas.........................     2          238,450       100.00%          10,854,536
  Indianapolis, Indiana..................     2          719,829        86.77%          21,409,477
  Louisville, Kentucky...................     3          905,800        86.75%          33,686,361
  Nashville, Tennessee...................     1          412,800       100.00%          14,799,607
  Northern New Jersey....................     5        1,100,320        96.18%          58,916,082
  Phoenix, Arizona.......................     1          156,410       100.00%           6,764,834
  Salt Lake City, Utah...................     3          396,600       100.00%          16,964,603
  San Antonio, Texas.....................     1          244,800       100.00%           9,025,547
  San Francisco (East Bay), California...     2          404,400       100.00%          16,923,718
                                            ---       ----------       ------       --------------
                                             33        8,031,515        96.20%         328,622,315(6)
                                            ---       ----------       ------       --------------
  ProLogis Principal:
  Dallas/Fort Worth, Texas...............     3          440,016       100.00%          16,513,899(7)
                                            ---       ----------       ------       --------------
          Subtotal North America.........   113       20,866,134        97.95%         926,981,683
                                            ---       ----------       ------       --------------
EUROPE:
  ProLogis European Properties
     Fund(8)(9):
  Amsterdam, Netherlands.................     5          804,564       100.00%          55,965,952
  Annecy, France.........................     1           47,028        99.59%           2,336,941
  Barcelona, Spain.......................     1          125,648       100.00%           5,381,639
  Birmingham, United Kingdom.............     5          714,116       100.00%          66,465,450
  Gelderland, Netherlands................     2          499,880       100.00%          16,943,161
  Lille, France..........................    12          376,492       100.00%          12,457,154
  London, United Kingdom.................     5        1,534,763        96.55%         157,133,640
  Lyon, France...........................     3        1,147,981       100.00%          36,286,109
  Marseille, France......................     1          415,383        99.54%          20,641,441
  Metz, France...........................     1          193,042       100.00%           6,685,238
  Paris, France..........................    55        6,329,903        93.09%         295,634,811
  Rotterdam, Netherlands.................     6        1,161,906       100.00%          56,135,504
  Tongeren, Belgium......................     1          226,797       100.00%           8,433,913
  Venlo, Netherlands.....................     1          232,383       100.00%          11,069,274
  Warsaw, Poland.........................     5          574,937        95.42%          40,712,816
                                            ---       ----------       ------       --------------
          Subtotal Europe................   104       14,384,823        96.39%         792,283,043(10)
                                            ---       ----------       ------       --------------
          TOTAL UNCONSOLIDATED
            ENTITIES.....................   217       35,250,957        97.32%      $1,719,264,726
                                            ===       ==========       ======       ==============

---------------

 (1) Percentage Occupancy is physical occupancy for the facility as of December 31, 2000.

 (2) Investment represents 100% of the entities' historical cost in the assets as of December 31, 2000.

 (3) ProLogis California also had a 332,000 square foot facility under development and 10.7 acres of land for future development in Los Angeles. In January 2001, ProLogis California acquired a 326,000 square foot facility from a third party for $11.3 million.

 (4) ProLogis had a 50.0% ownership interest in ProLogis California as of December 31, 2000.

 (5) In January 2001, ProLogis North American Properties Fund I acquired three facilities, one located in Atlanta and two located in Dallas/Ft. Worth from ProLogis aggregating 0.9 million square feet for an additional $34.1 million equity interest. After this contribution, ProLogis' ownership interest in ProLogis North American Properties Fund I was 41.3%.

 (6) ProLogis had a 20.0% ownership interest in ProLogis North American Properties Fund I as of December 31, 2000.

 (7) ProLogis had a 20.0% ownership interest in ProLogis Principal as of December 31, 2000.

 (8) Includes all of the facilities owned by ProLogis European Properties S.a.r.l., which is owned by ProLogis European Properties Fund (50.1%) and ProLogis (49.9%). ProLogis European Properties S.a.r.l. owned 60 operating facilities aggregating 6.6 million square feet in three countries (54 of the facilities are located in France) as of December 31, 2000. On January 7, 2001, ProLogis contributed its 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund in exchange for an additional equity interest bringing its ownership interest in ProLogis European Properties Fund to 45.6%.

 (9) In January 2001, ProLogis European Properties Fund acquired four facilities from ProLogis and the Kingspark entities. The two facilities acquired from ProLogis aggregated 0.4 million square feet and are located in Lyon and Paris, France. The two facilities acquired from the Kingspark entities aggregated 0.7 million square feet and are located in Birmingham, United Kingdom. The total acquisition price for the four facilities was $87.0 million, of which $8.7 million was received by ProLogis and the Kingspark entities in the form of an additional equity interest.

(10) ProLogis had a 34.4% ownership interest in ProLogis European Properties Fund as of December 31, 2000.

  CDFS Business

     ProLogis recognizes substantially all of the economic benefits of the Kingspark entities. As of December 31, 2000, the Kingspark entities owned 13 operating facilities aggregating 1.6 million square feet at an investment of $139.2 million and 12 facilities under development aggregating 1.5 million square feet with a total budgeted development cost of $136.2 million. In addition, the Kingspark entities owned 332 acres and controlled 1,515 acres of land through purchase option, letter of intent, development rights agreement or contingent contract as of December 31, 2000. This land has the combined capacity for the future development of approximately 28.3 million square feet of distribution facilities. The Kingspark entities' facilities and land acreage are located in 12 cities or counties in the United Kingdom. On January 2, 2001, ProLogis acquired an ownership interest in the common stock of Kingspark S.A. This transaction resulted in ProLogis having control of Kingspark S.A. Accordingly, the accounts of the Kingspark entities will be consolidated in ProLogis' financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships as of that date. See "Item 1.
Business -- Business Strategy and Operating Segments -- CDFS Business Segment", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- CDFS Business" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

  Temperature-Controlled Distribution Operations

     - ProLogis recognizes substantially all of the economic benefits of ProLogis Logistics, which owns 100% of CSI. As of December 31, 2000, CSI owned or operated under lease agreements 59 facilities aggregating 175.9 million cubic feet of temperature-controlled distribution facilities (including 35.5 million cubic feet of dry distribution space located in temperature-controlled distribution facilities) in 28 cities in the United States and had 6.3 million cubic feet under development in Anaheim (4.0 million cubic feet) and Houston (2.3 million cubic feet).

     - ProLogis recognizes substantially all of the economic interest in Frigoscandia S.A., which owns, through its subsidiaries, 100% of Frigoscandia. Frigoscandia owned or operated under lease agreements 89 facilities aggregating 187.7 million of cubic feet of temperature-controlled distribution facilities in 10 countries in Europe as of December 31, 2000.

     See "Item 1. Business -- Business Strategy and Operating
Segments -- Temperature-Controlled Distributions Operations Segment", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Temperature-Controlled Distribution Operations".

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     ProLogis' Common Shares are listed on the NYSE under the symbol "PLD". The following table sets forth the high and low sale prices of the Common Shares as reported in the NYSE Composite Tape, and distributions per Common Share, for the periods indicated.

                                                                                 PER
                                                                             COMMON SHARE
                                                          HIGH      LOW      DISTRIBUTION
                                                          ----      ---      ------------
1999:
  First Quarter.........................................  $22 3/16  $18 5/8    $0.3183(1)
  Second Quarter........................................   22        18 3/4     0.3272
  Third Quarter.........................................   20 1/2    17 7/8     0.3272
  Fourth Quarter........................................   20 1/16   16 13/16   0.3272
2000:
  First Quarter.........................................  $19 7/8   $17 9/16   $0.3350(2)
  Second Quarter........................................   22 1/16   18 13/16   0.3350
  Third Quarter.........................................   24 11/16  21 1/4     0.3350
  Fourth Quarter........................................   23 3/4    19 7/16    0.3350
2001:
  First Quarter (through March 16)......................  $22 15/16 $19 9/10   $0.345(3)

---------------

(1) Declared in the fourth quarter of 1998 and paid in the first quarter of 1999.

(2) Declared in the fourth quarter of 1999 and paid in the first quarter of 2000.

(3) Declared in the fourth quarter of 2000 and paid on February 23, 2001.

     On March 16, 2001, ProLogis had approximately 173,560,729 Common Shares outstanding, which were held of record by approximately 10,617 shareholders.

     On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. On February 12, 2001, ProLogis announced its call for the redemption of all of the outstanding Series B cumulative convertible redeemable preferred shares at a price of $25.00 per share, plus $0.442 in accrued and unpaid dividends, for an aggregate redemption price of $25.442 per preferred share. The redemption date is March 20, 2001. On or prior to March 13, 2001, the Series B preferred shares could be converted into Common Shares at a conversion rate of
1.282 Common Shares for each Series B preferred share.

     In 2000, 1999 and 1998, ProLogis issued 238,000, 14,000 and 20,000 Common
Shares, respectively, upon exchange of limited partnership units in one or more of the Partnerships. See "Item 2. Properties -- Facilities -- Consolidated Entities". The Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act.

DISTRIBUTIONS AND DIVIDENDS

     In order to qualify as a REIT under the Code, ProLogis is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (a) 95% of its "REIT taxable income" computed without regard to the dividends paid deduction and its net capital gain (changed to 90% as a result of the RMA -- see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Tax Legislation") and (b) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. ProLogis' distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting ProLogis to retain funds for capital improvements and other investments.

     ProLogis announces the following year's projected annual Common Share distribution level after the annual budget review and approval by the Board in December of each year. At a meeting in December 2000, the Board announced a projected increase in the annual distribution level for 2001 from $1.34 to $1.38 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the year. Also at the December meeting, the Board declared a distribution of $0.345 per Common Share for the first quarter of 2001. This distribution was paid on February 23, 2001 to holders of Common Shares on February 9, 2001.

     For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed ProLogis' current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a distribution and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders basis in the Common Shares, it will generally be treated as gain from the sale or exchange of that shareholder's Common Shares. ProLogis annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions on Common Shares (amounts for 2000 are estimated):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Per Common Share:
  Ordinary income...........................................  $1.19    $0.84    $1.12
  Capital gains.............................................   0.15     0.35       --
  Return of capital.........................................     --     0.11     0.12
                                                              -----    -----    -----
          Total.............................................  $1.34    $1.30    $1.24
                                                              =====    =====    =====

     On May 3, 1999, ProLogis paid a distribution to holders of Meridian common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the merger with Meridian, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the merger with Meridian. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

     Annual dividends per preferred share were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                             2000(1)    1999(2)    1998(3)
                                                             -------    -------    -------
Series A Cumulative Redeemable Preferred Shares............   $2.35      $2.35      $2.35
Series B Cumulative Convertible Redeemable Preferred
  Shares...................................................    1.75       1.75       1.75
Series C Cumulative Redeemable Preferred Shares............    4.27       4.27       4.27
Series D Cumulative Redeemable Preferred Shares............    1.98       1.98       1.42(4)
Series E Cumulative Redeemable Preferred Shares............    2.19       1.64(5)      --

---------------

(1) For federal income tax purposes, $2.08 of the Series A dividend, $1.55 of the Series B dividend, $3.78 of the Series C dividend, $1.75 of the Series D dividend and $1.94 of the Series E dividend are treated as ordinary income. The remaining portion of each dividend represents capital gains.

(2) For federal income tax purposes $1.65 of the Series A dividend, $1.23 of the Series B dividend, $3.00 of the Series C dividend, $1.39 of the Series D dividend and $1.15 of the Series E dividend are treated as ordinary income. The remaining portion of each dividend represents capital gains.

(3) For federal income tax purposes these dividends are treated as ordinary income to the holders.

(4) For the period from date of issuance to December 31, 1998.

(5) For the period from date of issuance to December 31, 1999.

     On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E preferred shares ($0.5469 per share), of which $729,200 related to Meridian's series D preferred stock that was accrued by Meridian and was assumed by ProLogis in connection with the merger with Meridian. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends for the then-current dividend period with respect to the preferred shares.

     ProLogis' tax return for the year ended December 31, 2000 has not been filed. The taxability information for 2000 is based upon the best available data. ProLogis' tax returns for prior years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.

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

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                           2000         1999          1998         1997         1996
                                        ----------   -----------   ----------   ----------   ----------
OPERATING DATA:
  Rental income.......................  $  480,088   $   491,826   $  345,046   $  284,533   $  227,000
  Other real estate income............      78,103        46,678       17,554       12,291        5,342
  Income from unconsolidated
     entities.........................      78,063        22,519        2,755        3,278           --
  Total income........................     643,521       567,392      368,107      302,494      233,463
  Rental expenses, including property
     management fees paid to affiliate
     in 1997 and 1996.................      27,177        33,501       27,120       27,008       26,674
  REIT management fees paid to
     affiliate........................          --            --   -- .......       17,791       21,472
  General and administrative..........      44,954        38,284       22,893        6,770        1,025
  Interest............................     172,191       170,746       77,650       52,704       38,819
  Earnings from operations(1).........     241,807       166,549      107,617       42,392       82,710
  Gain (loss) on disposition of real
     estate...........................       1,314        38,994        5,565        7,378          (29)
  Foreign currency hedge income
     (expense)........................          --            --        2,054       (6,028)          --
  Foreign currency exchange gains
     (losses), net....................     (17,927)      (16,818)       2,938         (348)          --
  Total income taxes..................       5,130         1,472        2,164           85           --
  Cumulative effect of accounting
     change(2)........................          --         1,440           --           --           --
  Preferred share dividends...........      56,763        56,835       49,098       35,318       25,895
  Net earnings attributable to Common
     Shares(1)(2).....................     157,715       123,999       62,231        4,431       53,460
  Common Share cash distributions
     paid(3)..........................  $  219,333   $   208,969   $  151,050   $  106,556   $   85,340

PER SHARE DATA:
  Basic and diluted net earnings
     attributable to Common
     Shares(1)(2).....................  $     0.96   $      0.81   $     0.51   $     0.04   $     0.63
  Series A preferred share dividends
     paid.............................        2.35          2.35         2.35         2.35         2.35
  Series B preferred share dividends
     paid.............................        1.75          1.75         1.75         1.75         1.50
  Series C preferred share dividends
     paid.............................        4.27          4.27         4.27         4.27         0.57
  Series D preferred share dividends
     paid.............................        1.98          1.98         1.42           --           --
  Series E preferred share dividends
     paid(4)..........................        2.19          1.64           --           --           --
  Common Share distributions declared
     and paid.........................  $     1.34   $      1.30   $     1.24   $     1.07   $     1.01
  Weighted average Common Shares
     outstanding:
     Basic............................     163,651       152,412      121,721      100,729       84,504
     Diluted..........................     164,401       152,739      122,028      100,869       84,511

OTHER DATA:
  Reconciliation of net earnings to
     funds from operations(1)(5):
  Net earnings attributable to Common
     Shares...........................  $  157,715   $   123,999   $   62,231   $    4,431   $   53,460
  Add (Deduct):
     Real estate related depreciation
       and amortization...............     146,859       150,050       99,514       76,275       59,850

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                           2000         1999          1998         1997         1996
                                        ----------   -----------   ----------   ----------   ----------
     (Gain) loss on disposition of
       non-CDFS business segment
       assets.........................      (1,314)      (38,994)      (5,565)      (7,378)          29
     Foreign currency exchange (gains)
       losses, net....................      19,569        16,596       (3,227)         348           --
     Deferred income tax expense......       4,230            --        1,796           --           --
     Cumulative effect of accounting
       change.........................          --         1,440           --           --           --
     ProLogis' share of reconciling
       items of unconsolidated
       entities:
       Real estate related
          depreciation and
          amortization................      57,366        49,644       36,489        2,419           --
       (Gain) loss on disposition of
          non-CDFS business segment
          assets......................        (744)          826          179           --           --
       Foreign currency exchange
          (gains) losses, net.........      (2,773)       14,650       14,208           --           --
       Deferred income tax expense
          (benefit)...................      (4,190)          510       (2,929)          --           --
       Cumulative effect of accounting
          change......................          --         1,480           --           --           --
                                        ----------   -----------   ----------   ----------   ----------
  Funds from operations attributable
     to Common Shares(1)(2)(5)........  $  376,718   $   320,201   $  202,696   $   76,095   $  113,339
                                        ==========   ===========   ==========   ==========   ==========
Weighted average Common Shares
  outstanding:
     Basic............................     163,651       152,412      121,721      100,729       84,504
     Diluted(6).......................     178,166       167,421      137,153      106,059       89,700
Net cash provided by operating
  activities..........................  $  336,829   $   271,391   $  238,253   $  192,473   $  136,201
Net cash used in investing
  activities..........................    (393,184)      (34,365)  (1,264,722)    (571,061)    (665,878)
Net cash provided by (used in)
  financing activities................  $   44,887   $  (230,828)  $1,064,600   $  398,827   $  512,212

                                                                 DECEMBER 31,
                                        ---------------------------------------------------------------
                                           2000         1999          1998         1997         1996
                                        ----------   -----------   ----------   ----------   ----------
FINANCIAL POSITION:
  Real estate owned, at cost..........  $4,502,087   $ 4,811,255   $3,476,704   $2,846,591   $2,399,431
  Land held for development...........     187,405       163,696      180,796      159,645      109,316
  Investments in and advances to
     unconsolidated entities..........   1,453,148       940,364      733,863       86,139           --
  Total assets........................   5,946,334     5,848,040    4,330,729    3,033,953    2,462,306
  Lines of credit and short-term
     borrowings(7)....................     439,822        98,700      494,300           --       38,600
  Senior unsecured debt...............   1,699,989     1,729,630    1,083,641      724,052      524,191
  Secured debt........................     537,925       695,586      227,804      133,028      139,952
  Total liabilities...................   2,972,333     2,832,232    2,023,066    1,003,912      805,933
  Minority interest...................      46,630        62,072       51,295       53,304       56,984
  Total shareholders' equity..........  $2,927,371   $ 2,953,736   $2,256,368   $1,976,737   $1,599,389
  Number of Common Shares
     outstanding......................     165,287       161,825      123,416      117,364       93,677

---------------
(1) Earnings from operations, net earnings attributable to Common Shares and funds from operations attributable to Common Shares for 1999 and 1998 reflect $0.9 million and $26.1 million, respectively, of mark to market expense associated with two interest rate hedge agreements that, due to changing market conditions, no longer qualified for hedge accounting treatment under generally accepted accounting principles ("GAAP"). See "Item
    7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Derivative Financial Instruments". Earnings from operations and funds from operations attributable to Common Shares for 1997 reflect the one-time, non-cash charge of $75.4 million associated with the costs incurred in acquiring ProLogis' management companies from Security Capital in September 1997.

(2) For 1999, net earnings attributable to Common Shares includes a one-time expense of $1.4 million related to unamortized organization and start-up costs. See "Item 7. Management's Discussion and Analysis of

    Financial Condition and Results of Operation -- Other Income and Expense Items -- Cumulative Effect of Accounting Change".

(3) For 1999, includes $11.1 million paid to Meridian shareholders. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder
    Matters -- Distributions and Dividends".

(4) Does not include dividends paid to Meridian shareholders. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters -- Distributions and Dividends".

(5) Amounts presented for the years 1996 through 1999 have been restated from amounts previously presented to reflect a change in the definition of funds from operations effective in 2000. Funds from operations is discussed and defined in "Item 7 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Funds from Operations". Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Statement of Cash Flows in ProLogis' Consolidated Financial Statements in Item 8. Cash distributions paid to shareholders are presented above in the "Operating Data" section of this table. Funds from operations should not be considered as an alternative to net income as an indicator of ProLogis' operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of ProLogis' ability to fund its capital expenditures and investment activities and to fund other cash needs.

(6) In calculating the weighted average Common Shares for funds from operations purposes, weighted average Series B convertible preferred shares and weighted average limited partnership units are considered common stock equivalents. The weighted average Series B cumulative convertible redeemable preferred shares included are 8,417,000, 9,221,000 and 10,055,000 for 2000,
    1999 and 1998, respectively. The amount of dividends associated with the Series B cumulative convertible redeemable preferred shares are $11,358,000, $12,523,000 and $13,668,000 and for 2000, 1999 and 1998, respectively. The effect of the Series B cumulative convertible preferred shares in 1997 and 1996 was anti-dilutive. The weighted average limited partnership units included are 5,348,000, 5,461,000, 5,070,000, 5,190,000 and 5,194,000 for
    2000, 1999, 1998, 1997 and 1996, respectively. The minority interest share of earnings associated with these limited partnership units are $5,586,000, $4,979,000, $4,681,000, $3,560,000 and $3,326,000 for 2000, 1999, 1998, 1997
    and 1996, respectively.

(7) As of March 16, 2001, ProLogis had $208.0 million of borrowings outstanding (including $125.0 million that was borrowed by ProLogis Logistics and guaranteed by ProLogis) under its U.S. dollar denominated unsecured revolving credit facilities resulting in $322.0 million of borrowing capacity available. As of March 16, 2001, ProLogis had the currency equivalent of approximately $226.2 million (based on currency exchange rates quoted by Reuters) outstanding on its multi-currency unsecured revolving credit facility resulting in the currency equivalent of $66.1 million (based on currency exchange rates quoted by Reuters) of borrowing capacity available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with ProLogis's Consolidated Financial Statements and the notes thereto included in Item 8 of this report.

     The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs, and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis' markets that could adversely affect demand for ProLogis' facilities and the creditworthiness of ProLogis' customers, (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations, (iii) increased or unanticipated competition for distribution facilities in ProLogis' target market cities; and (iv) those factors discussed under "-- Risk Factors".

RESULTS OF OPERATIONS

     ProLogis' net earnings attributable to Common Shares were $157.7 million in 2000, $124.0 million in 1999 and $62.2 million in 1998. Basic and diluted per share net earnings attributable to Common Shares were $0.96 per share in 2000, $0.81 per share in 1999 and $0.51 per share in 1998.

     In 1998, ProLogis' business activities primarily involved the property operations segment with 93.7% of ProLogis' total income generated by this operating segment. Income from ProLogis' CDFS business generated 5.6% of ProLogis' total income while ProLogis recognized a loss of $186,000 from its temperature-controlled distribution operations in 1998. Through the first quarter of 1999, the property operations segment continued to grow as the merger with Meridian was completed in March 1999 adding 32.2 million square feet of operating facilities to ProLogis' holdings. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8. After completing this transaction, including a public debt offering of $500.0 million in April 1999, ProLogis' focus on its CDFS business segment increased as this segment provided ProLogis with a means to increase shareholder value while minimizing the need for additional direct public debt and public equity capital. The CDFS business segment income increased by $50.0 million in 1999 over 1998 and provided capital for ProLogis to utilize for its investing activities. The CDFS business segment income increase was due to the recognition of income from the Kingspark entities for an entire year (the Kingspark entities were acquired in August 1998) and to an increase in the number of facilities developed and disposed of to third parties and to ProLogis European Properties Fund in 1999. ProLogis' income from its temperature-controlled distribution operations segment increased by $6.6 million in 1999 over 1998 and ProLogis recognized gains from the disposition of facilities utilized in the property operations segment of $39.0 million in 1999, primarily on dispositions to ProLogis California, an increase of $33.4 million over the gains recognized in 1998. Dispositions in the property operations segment also provided capital that was used for ProLogis' investment activities.

     The CDFS business segment was at the core of ProLogis' business strategy in 2000 -- providing capital for ProLogis to redeploy into its development activities as well as generating profits that contribute to ProLogis' total income. ProLogis' income from this segment increased by $51.4 million in 2000 over 1999, primarily the result of the number of dispositions of facilities developed by ProLogis, ProLogis Development Services and the Kingspark entities to entities in which ProLogis maintains an ownership interest, as well as to third parties. ProLogis North American Properties Fund I, formed in June 2000, acquired $326.6 million of facilities that were previously owned by ProLogis and ProLogis Development Services. Income from ProLogis' temperature-controlled distribution operations decreased in 2000 from 1999 by $14.8 million, primarily due to losses incurred in the European operations. Also in 2000, the property operations segment's net income increased by $41.6 million over 1999. This operating segment's net income includes rental income and net rental expenses from facilities directly owned by ProLogis and also its share of the income of its unconsolidated entities such as ProLogis California, ProLogis European Properties Fund and ProLogis North American Properties Fund I that engage in property operations segment activities. See "-- Property Operations", "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations".

  Property Operations

     ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated:

                                                              DECEMBER 31,
                                 ----------------------------------------------------------------------
                                         2000                     1999                     1998
                                 --------------------   ------------------------   --------------------
                                            SQUARE                     SQUARE                 SQUARE
                                 NUMBER     FOOTAGE       NUMBER       FOOTAGE     NUMBER     FOOTAGE
                                 ------   -----------   ----------   -----------   ------   -----------
Direct ownership(1)............  1,244    126,275,246        1,328   133,688,563   1,099    104,539,940
ProLogis California(2).........     77     12,394,603           78    11,500,014      --             --
ProLogis North American
  Properties Fund I(3).........     33      8,031,515           --            --      --             --
ProLogis Principal(3)..........      3        440,016           --            --      --             --
ProLogis European Properties
  Fund and ProLogis European
  Properties S.a.r.l.(4).......    104     14,384,823           18     3,358,683      --             --
ProLogis Garonor(5)............     --             --           --            --      54      5,246,740
                                 -----    -----------   ----------   -----------   -----    -----------
                                 1,461    161,526,203        1,424   148,547,260   1,153    109,786,680
                                 =====    ===========   ==========   ===========   =====    ===========

---------------

(1) Includes operating facilities owned by ProLogis and its consolidated entities. See "Item 2. Properties -- Facilities" and "Item 2.
    Properties -- Consolidated Entities". The increase in 1999 over 1998 is primarily attributable to the 247 additional facilities acquired as a part of the merger with Meridian (see Note 11 to ProLogis' Consolidated Financial Statements in Item 8) offset by the operating facilities that were previously directly owned by ProLogis that were acquired by ProLogis California and ProLogis European Properties Fund in 1999. The decrease in 2000 from 1999 represents the growth of ProLogis European Properties Fund in 2000, a significant portion of which is a result of acquiring operating facilities from ProLogis, and the formation of ProLogis North American Properties Fund I in 2000 whose entire portfolio consists of operating facilities that were previously directly owned by ProLogis and ProLogis Development Services.

(2) ProLogis has a 50.0% ownership interest in ProLogis California. ProLogis California began operations on August 26, 1999.

(3) ProLogis had a 20.0% ownership interest as of December 31, 2000 in both entities that were both formed on June 30, 2000. All operating facilities owned by these entities were previously directly owned by ProLogis and ProLogis Development Services. In January 2001, ProLogis contributed three additional operating facilities aggregating 0.9 million square feet to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million, increasing its ownership interest to 41.3%.

(4) As of December 31, 2000, includes 44 operating facilities aggregating 7,751,072 square feet owned directly by ProLogis European Properties Fund in which ProLogis had a 34.4% ownership interest and 60 operating facilities aggregating 6,633,751 square feet owned by ProLogis European Properties S.a.r.l, which is owned by ProLogis European Properties Fund (50.1%) and ProLogis (49.9%). ProLogis European Properties Fund began operations on September 23, 1999. The 50.1% interest in the common stock of ProLogis European Properties S.a.r.l. was contributed to ProLogis European Properties Fund by ProLogis on January 7, 2000 for an equity interest. The remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l was contributed to ProLogis European Properties Fund by ProLogis on January 7, 2001 for an additional equity interest, thereby increasing ProLogis' ownership interest in ProLogis European Properties Fund to 45.6%. As of December 31, 1999, all facilities were owned directly by ProLogis European Properties Fund in which ProLogis had a 19.7% ownership interest.

(5) As of December 31, 1998, ProLogis had an investment in Garonor Holdings S.A. ("Garonor Holdings") which owned Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Under the equity method, ProLogis recognized substantially all of the economic benefits of ProLogis Garonor and Garonor Holdings for the period from its acquisition by ProLogis on December 29, 1998 to June 29, 1999. On June 29, 1999, ProLogis Garonor became a wholly owned subsidiary of ProLogis. ProLogis Garonor was directly owned by ProLogis during the period from June 29, 1999 to January 7, 2000 and its results of operations were consolidated in ProLogis' financial statements along with ProLogis' other wholly owned subsidiaries and majority owned and controlled partnerships. ProLogis Garonor is part of ProLogis European Properties S.a.r.l. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     ProLogis' property operations segment income consists of the: (i) net operating income from the operating facilities that are owned by ProLogis directly or through its consolidated entities, and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated entities engaged in property operations. See Note 10 to ProLogis' Consolidated Financial Statements in Item 8. The amounts recognized under the equity method are based on the net earnings of each unconsolidated entity and include: interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis Garonor, ProLogis European Properties Fund and ProLogis European Properties S.a.r.l.). ProLogis' net operating income from the property operations segment was as follows for 2000, 1999 and 1998 (in thousands) (see Note 10 to ProLogis' Consolidated Financial Statements in Item
8):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Facilities directly owned by ProLogis and its consolidated
  entities:
  Rental income.............................................  $480,088   $491,826   $345,046
  Property operating expenses...............................    27,177     33,501     27,120
                                                              --------   --------   --------
     Net operating income(1)................................   452,911    458,325    317,926
                                                              --------   --------   --------
Income from the ProLogis California.........................    13,178      3,917         --
Income from ProLogis North American Properties Fund I.......     1,806         --         --
Income from ProLogis Principal..............................       612         --         --
Income from ProLogis European Properties Fund(2)............    15,648        820         --
Income from ProLogis European Properties S.a.r.l.(2)........     8,041         --         --
Income (loss) from ProLogis Garonor(2)......................        --    (12,423)         6
                                                              --------   --------   --------
  Total property operations segment.........................  $492,196   $450,639   $317,932
                                                              ========   ========   ========

---------------

(1) Rental expenses, net of recoveries from tenants, decreased by $6.3 million in 2000 from 1999 and increased by $6.4 million in 1999 from 1998. The fluctuations in rental expenses between years is primarily the result of the changes in the composition of the directly owned facilities in each year in addition to increased rental expense recoveries (as a percentage of total rental expenses) in each year. Rental expenses, before recoveries from tenants, has remained constant at 24.8% of rental income for 2000, 24.7% of rental income for 1999 and 24.5% of rental income for 1998. However, total rental expense recoveries were 77.1%, 72.4% and 67.9% of total rental expenses in 2000, 1999 and 1998, respectively. The increase in rental expense recoveries as a percentage of total rental expenses reflects ProLogis' emphasis on on-site property management teams and the effectiveness of the ProLogis Operating System(TM).

(2) ProLogis' share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. includes net foreign currency gains of $2.3 million and $2.4 million, respectively, in 2000. ProLogis' share of ProLogis Garonor's loss in 1999 includes the recognition of a net foreign currency exchange loss of $13.0 million.

     The facilities that ProLogis develops are not always pre-leased at the start of construction. In addition, ProLogis may acquire facilities that are underleased at the time of acquisition. While these situations will reduce ProLogis' overall occupancy rate below its stabilized level in the short-term, they do provide opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (generally 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation, resulting in an occupancy rate of 95.4% and a leased rate of 96.2% for stabilized facilities owned by ProLogis and its consolidated and unconsolidated entities as of December 31, 2000. The average increase in rental rates for both new and renewed leases on previously leased space (36.3 million square feet) for all facilities including those owned by ProLogis' consolidated and unconsolidated entities during 2000 was 15.5%. During 2000, the net operating income (rental income less net rental expenses) generated by ProLogis' "same store" portfolio of operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities that were in operation throughout both 2000 and 1999) increased by 5.94% over 1999. The net operating income (rental income less net rental expenses) generated by ProLogis' "same store" portfolio of operating facilities in 1999 (facilities owned by ProLogis and its consolidated and unconsolidated entities that were in operation throughout both 1999 and 1998) increased by 4.00% over 1998.

     There has been minimal impact of the California energy situation and the attendant increase in utility costs on ProLogis' income from the property operations segment. ProLogis' customers are responsible for their direct utility bills and ProLogis' facilities have minimal common utility charges, which are generally included in amounts recovered from customers under the terms of the lease agreements. Given the typical use of ProLogis' distribution facilities (bulk distribution and light manufacturing and assembly uses), ProLogis believes that its customers' total utility expenses are a small portion of the total expenses related to the operations within ProLogis' facilities. See "Item 2. Properties -- Industrial Distribution Facilities".

  CDFS Business

     Income from ProLogis' CDFS business segment consists primarily of: (i) the profits from the disposition of land parcels and facilities that were developed by ProLogis or ProLogis Development Services and disposed of to customers or to entities in which ProLogis has an ownership interest; (ii) development fees earned by ProLogis Development Services; and (iii) income recognized under the equity method from ProLogis' investment in the Kingspark entities. The Kingspark entities engage in CDFS business activities in the United Kingdom similar to those activities performed directly by ProLogis and ProLogis Development Services. ProLogis recognizes 95% of the net earnings of the Kingspark entities that includes: interest income and interest expense (net of capitalized amounts), general and administrative expense (net of capitalized amounts), income taxes and foreign currency exchange gains and losses. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     The CDFS business segment operations have increased in volume in each year; consequently, ProLogis' income from this segment has increased in each year. The CDFS business segment income is comprised of the following (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net gains on disposition of land parcels and
  facilities developed by ProLogis(1)................  $ 71,284    $44,741    $15,094
Development fees earned by ProLogis Development
  Services...........................................     3,954      1,790      2,103
Other miscellaneous income, net......................     2,865        148        357
Income from the Kingspark entities(2)................    43,795     23,855      2,915
                                                       --------    -------    -------
                                                       $121,898    $70,534    $20,469
                                                       ========    =======    =======

---------------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

   - 2000: 193 acres; 10.6 million square feet; $491.9 million of proceeds;

   - 1999: 203 acres; 5.4 million square feet; $357.5 million of proceeds; and

   - 1998: 67 acres; 2.0 million square feet; $82.6 million of proceeds.

(2) The Kingspark entities were acquired on August 14, 1998. The Kingspark entities' income includes:

   - Gains from the disposition of land parcels and facilities developed as follows:

      - 2000: 11 acres; 1.2 million square feet; $180.5 million of proceeds; net gains of $30.5 million;

      - 1999: 97 acres; 1.1 million square feet; $155.4 million of proceeds; net gains of $23.4 million; and

      - 1998: 15 acres; $13.8 million of proceeds; net gains of $2.0 million;

   - Development fees and other miscellaneous income of $11.9 million in 2000, $10.1 million in 1999 and $5.3 million for the period from August 14, 1998 to December 31, 1998;

   - Deferred and current income tax expense of $2.6 million in 2000, $7.7 million in 1999 and $0.2 million for the period from August 14, 1998 to December 31, 1998; and

   - Foreign currency exchange gains of $0.3 million in 2000 and foreign currency exchange losses of $1.5 million in 1999 and $0.9 million for the period from August 14, 1998 to December 31, 1998.

     The enactment of the REIT Modernization Act ("RMA") on January 1, 2001 eliminates the restrictions on the amount of common stock ownership a REIT can have in certain taxable subsidiaries. This restriction applied to the Kingspark entities. On January 2, 2001, ProLogis acquired an ownership interest in the common stock of Kingspark S.A. This transaction resulted in ProLogis having control of Kingspark S.A. Accordingly, ProLogis will consolidate the Kingspark entities in its financial statements beginning in 2001. See "-- New Tax Legislation" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

  Temperature-Controlled Distribution Operations

     ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the net income or loss of ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 4 and 10 to ProLogis' Consolidated Financial Statements in Item 8):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Income from ProLogis Logistics.......................  $ 11,950    $10,791    $ 7,349
Loss from Frigoscandia S.A. .........................   (20,298)    (4,364)    (7,535)
                                                       --------    -------    -------
          Total temperature-controlled distribution
            operations segment.......................  $ (8,348)   $ 6,427    $  (186)
                                                       ========    =======    =======

     The net income or loss of ProLogis Logistics and Frigoscandia S.A. includes interest income and interest expense, depreciation and amortization expense, general and administrative expense, income taxes and foreign currency exchange gains and losses (with respect to Frigoscandia). ProLogis recognizes 95% of the net earnings of each entity.

     ProLogis Logistics acquired CSI on April 24, 1997 and owned between 60.0% and 77.1% until June 12, 1998, at which time ProLogis Logistics became CSI's sole owner. The increase in ProLogis' share of ProLogis Logistics' net earnings from 1999 to 2000 and from 1998 to 1999 of $1.2 million and $3.4 million, respectively is primarily attributable to the increase in cubic feet capacity in operation. See "Item 1. Business -- Business Strategy and Operating
Segments -- Temperature-Controlled Distribution Operations -- Operations".

     ProLogis invested in Frigoscandia S.A. on January 16, 1998. Frigoscandia's operating capacity was virtually constant in 1998, 1999 and 2000. ProLogis' share of Frigoscandia S.A.'s net losses includes net foreign currency exchange losses of $0.8 million, $1.3 million and $11.4 million in 2000, 1999 and 1998, respectively. Excluding these foreign currency exchange losses, ProLogis recognized $16.4 million less income under the equity method in 2000 than it recognized in 1999 from its investment in Frigoscandia S.A. The increase in Frigoscandia S.A.'s net loss in 2000 from the loss recognized in 1999 is primarily due to: (i) lower occupancy levels, principally the result of the reduction in inventories of beef and pork products by the German and French governments; (ii) a weak European vegetable harvest due to high rainfall levels during the summer months resulting in reduced inventories of frozen vegetables; and (iii) increases in fuel prices and expenses incurred related to trucker strikes in August and September. In 1999, Frigoscandia S.A.'s net loss was primarily the result of lower occupancy levels as compared to 1998. In 1998, Frigoscandia S.A. recognized a net foreign currency exchange loss of $11.4 million. Excluding the effect of this foreign currency exchange loss, ProLogis would have recognized income of $3.9 million from its investment in Frigoscandia S.A. in 1998.

     ProLogis believes that the factors that contributed to the decline in operating performance of Frigoscandia are temporary and can be partially mitigated in the short-term by reductions in general and administrative costs and other operating costs. However, there is no assurance that these factors are temporary or that some or all of these factors will not continue past 2001. ProLogis and Frigoscandia are currently monitoring the recent outbreak of foot and mouth disease in Europe. At this time, the effect (positive or negative), if any, on the demand for temperature-controlled distribution services and the related transportation services offered by Frigoscandia cannot be determined.

  Other Income and Expense Items

       Interest Income

     Interest income was $7.3 million in 2000, an increase of $0.9 million over the interest income recognized in 1999. Interest income increased by $3.6 million in 1999 over 1998. The increases in interest income are primarily the result of higher average cash balances.

     General and Administrative Expense

     General and administrative expense was $45.0 million in 2000, $38.3 million in 1999 and $22.9 million in 1998. The increase in general and administrative expense in 2000 over 1999 is attributable to new business initiatives in both North America and Europe. The increase in general and administrative expense in 1999 over 1998 is primarily related to ProLogis' expanded operational infrastructure in Europe and also because ProLogis began expensing costs related to start-up activities and organization costs under a new accounting pronouncement in 1999 (see "-- Cumulative Effect of Accounting Change").

     Depreciation and Amortization

     Depreciation and amortization expense was $151.5 million in 2000, $152.4 million in 1999 and $100.6 million in 1998. The fluctuations in this expense between years is primarily attributable to the number of operating facilities directly owned by ProLogis and its consolidated entities in each year. See "-- Property Operations".

     Interest Expense

     Interest expense was $172.2 million in 2000, $170.7 million in 1999 and $77.7 million in 1998. The increases in each year are primarily the result of the increased use of debt to finance investment activities in each year, particularly in 1999 when ProLogis increased its secured debt balances to $695.6 million as of December 31, 1999 (of which $90.1 million was assumed in the merger with Meridian; see "-- Merger with Meridian") from $227.8 million as of December 31, 1998. In addition, ProLogis issued senior unsecured notes in the amounts of $500.0 million in April 1999, $125.0 million in October 1998 and $250.0 million in July 1998. In conjunction with the merger with Meridian, ProLogis also assumed $160.0 million of senior unsecured notes.

     Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest increased by $2.5 million to $18.5 million in 2000 from $16.0 million in 1999 and decreased by $3.2 million to $16.0 million in 1999 from $19.2 million in 1998. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

     Interest Rate Hedge Expense

     See "-- Liquidity and Capital Resources -- Derivative Financial Instruments" for a discussion of this expense.

     Other Expenses

     Other expenses were $5.9 million in 2000, $4.9 million in 1999 and $6.2 million in 1998. Included as "Other Expenses" are land holding costs, the write-off of previously capitalized pursuit costs and costs associated with the name change to ProLogis in 1998.

     Land holding costs were $2.1 million in 2000, $2.0 million in 1999 and $2.2 million in 1998. Pursuit cost write-offs were $3.8 million in 2000, $2.9 million in 1999 and $2.3 million in 1998. Non-recurring costs associated with the name change were $1.7 million in 1998.

     Gain on Disposition of Real Estate

     Gain on disposition of real estate represents the net gains from the disposition of operating facilities that were acquired or developed within the property operations segment. Generally, ProLogis disposes of facilities in the property operations segment because such facilities are considered to be non-strategic facilities or to complement the portfolio of developed facilities that are acquired by entities in which ProLogis maintains an ownership interest. Non-strategic facilities are assets located in markets or submarkets that are no longer considered target markets as well as assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis' core portfolio based on the asset's size or configuration.

     Property operations segment dispositions were as follows:

     - 2000: 3.5 million square feet; $133.7 million of proceeds; net gains of $1.3 million;

     - 1999 (excluding ProLogis California): 2.6 million square feet; $99.5 million of proceeds; net gains of $13.4 million; and

     - 1998: 1.1 million square feet; $26.7 million of proceeds; net gains of $5.6 million.

     In August 1999, in connection with the formation of ProLogis California, ProLogis disposed of 78 operating facilities and two facilities under development to ProLogis California. The net sales proceeds from this disposition were $538.3 million and ProLogis recognized a gain of $25.6 million on the transaction, which is net of $25.6 million that was deferred because it did not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California. ProLogis received an equity interest in ProLogis California of $148.2 million and ProLogis California assumed $199.3 million of ProLogis' debt. The remaining proceeds were received in cash.

     Foreign Currency Hedge Income

     Foreign currency hedge income of $2.0 million recognized in 1998 resulted from the final settlement of two foreign currency hedge contracts related to the acquisition of Frigoscandia in January 1998. The settlement of these contracts, which did not qualify for hedge accounting treatment, resulted in a total loss of $4.0 million, including a mark to market loss of $6.0 million recognized by ProLogis in 1997.

     Foreign Currency Exchange Gains (Losses)

     ProLogis recognized net foreign currency exchange losses of $17.9 million and $16.8 million for 2000 and 1999, respectively. A net foreign currency exchange gain of $2.9 million was recognized in 1998. Foreign currency exchange gains and losses are primarily the result of the remeasurement and settlement of intercompany debt and the remeasurement of third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro and the pound sterling and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar. During 2000 and 1999, the euro and pound sterling depreciated against the U.S. dollar which is the primary cause of the remeasurement losses recognized in these years. During 1998, the currencies of ProLogis' foreign subsidiaries, primarily the French franc and Dutch guilder, strengthened against the U. S. dollar resulting in the net remeasurement gain that year. ProLogis began utilizing foreign currency put options to hedge its foreign currency exchange risk in September 1999. See "-- Liquidity and Capital Resources -- Derivative Financial Instruments".

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

     Total income tax expense recognized in 2000, 1999 and 1998 was $5.1 million, $1.5 million and $2.2 million, respectively, of which the deferred component was $4.2 million, zero and $1.8 million in 2000, 1999, and 1998, respectively. ProLogis' deferred tax component of total income taxes is a function of each year's temporary differences (items that are treated differently for tax purposes than for book purposes) as well as the need for a deferred tax valuation allowance to adjust certain deferred tax assets (primarily deferred tax assets created by tax net operating losses) to their estimated realizable value. In 1999, the effect of the current year's temporary differences were entirely offset by adjustments to the valuation allowance resulting in no net deferred tax expense being recognized.

     Cumulative Effect of Accounting Change

     Through 1998, ProLogis capitalized costs associated with start-up activities and organization costs and amortized such costs over an appropriate period, generally five years. Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred, was adopted by ProLogis on January 1, 1999. Accordingly, ProLogis expensed $1.4 million of unamortized organization and start-up costs as a cumulative effect of accounting change in the first quarter of 1999. All such costs incurred since 1999 have been expensed (see "-- General and Administrative").

 Merger with Meridian

     On March 30, 1999, Meridian, a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended, the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.1 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options, each to acquire 1.1 ProLogis Common Shares, plus $2.00 in cash. The total assets acquired from Meridian aggregated approximately $1.54 billion, including $1.42 billion of real estate assets and an interest in a temperature-controlled distribution business of $28.7 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

ENVIRONMENTAL MATTERS

     ProLogis has not experienced any environmental condition on its facilities, which materially adversely affected its results of operations or financial position nor is ProLogis aware of any environmental liability that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. See "-- Risk Factors -- Potential Environmental Liability".

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     ProLogis considers its liquidity and ability to generate cash from operations as well as its financing capabilities (including proceeds from the disposition of facilities) to be adequate and expects it to continue to be adequate to meet its anticipated development, acquisition, operating and debt service needs as well as its shareholder distribution requirements.

     ProLogis' future investing activities are expected to consist of: (i) acquisitions of existing facilities in key distribution markets in the property operations segment; (ii) the acquisition of land for future development and the development of distribution facilities in the CDFS business segment for future disposition to entities in which

ProLogis maintains an ownership interest or to third parties; and (iii) certain temperature-controlled distribution facility expansions and, to a limited extent, investments in additional temperature-controlled distribution facilities. Temperature-controlled investments will be made as deemed necessary to achieve strategic objectives with respect to targeted markets in the United States or to address specific customer needs in the United States and Europe. ProLogis' future investing activities are expected to be primarily funded with:

     - cash generated by operations;

     - the proceeds from the disposition of facilities developed to third parties;

     - the proceeds from the disposition of facilities to entities in which ProLogis maintains an ownership interest, such as ProLogis European Properties Fund or other entities that may be formed in the future; and

     - utilization of ProLogis' revolving credit facilities.

     In the short-term, borrowings on and subsequent repayments of ProLogis' unsecured revolving credit facilities will provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. As of March 16, 2001, on a combined basis, ProLogis had approximately $388.1 million of short-term borrowing capacity available under its U.S. dollar denominated and multi-currency unsecured revolving credit facilities (see "-- Credit Facilities"). ProLogis' U.S. dollar denominated unsecured line of credit agreement allows ProLogis to increase the available commitment by $25.0 million to a total of $500.0 million. ProLogis has $608.0 million of shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms. ProLogis will continue to evaluate the public debt markets with the objective of reducing its short-term borrowings and extending debt maturities on favorable terms.

     Within ProLogis European Properties Fund, ProLogis has access to 734.7 million euros (the currency equivalent of approximately $683.4 million as of December 31, 2000 based on currency exchange rates quoted by Reuters) of third party equity capital in Europe that has been committed primarily by institutional investors through 2002 to fund acquisitions of ProLogis' completed stabilized European developments and acquisitions of other facilities from third parties. ProLogis European Properties Fund has a multi-currency secured, revolving credit facility in the currency equivalent of 500.0 million euros that is utilized in conjunction with the committed equity to provide additional capital for its acquisitions. As of December 31, 2000, 118.2 million euros and
62.6 million pound sterling (the currency equivalent of approximately $205.5 million based on currency exchange rates quoted by Reuters) was outstanding on the 500.0 million euro credit facility. ProLogis European Properties Fund expects to obtain secured, term financing to refinance borrowings outstanding on the 500.0 million euro credit facility.

  Cash Operating Activities

     Net cash provided by operating activities was $336.8 million in 2000, $271.4 million in 1999 and $238.3 million in 1998. These increases are primarily the result of the increased number of operating facilities in each year. See
"-- Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares in 2000, 1999 and 1998.

  Cash Investing and Cash Financing Activities

     For 2000, 1999 and 1998, ProLogis used net cash of $393.2 million, $34.4 million, and $1.26 billion, respectively in its investing activities. Such activities consisted primarily of investments in real estate (including recurring capital expenditures and tenant improvements and lease commissions on previously leased space) of $683.2 million in 2000, $512.3 million in 1999 and $716.6 million in 1998. In addition, investments in unconsolidated entities were $188.8 million in 2000, $141.0 million in 1999 and $657.5 million in 1998. Net cash generated from the dispositions of facilities and land parcels was $496.7 million, $570.0 million and $109.3 million in 2000, 1999 and 1998, respectively.

     ProLogis' financing activities in 2000 consisted primarily of $341.1 million of short-term borrowings and $30.7 million of proceeds from Common Share transactions. In 1999, ProLogis' primary financing activities involved the completion of secured and unsecured long-term debt transactions generating net cash of $966.1 million. Proceeds from these debt transactions were the primary source of the funds for the net repayment of short-term borrowings of $724.0 million in 1999 (including $328.4 million repayment of short-term borrowings assumed in the merger with Meridian). See "-- Results of Operations -- Merger with Meridian and Note 11 to ProLogis' Consolidated Financial Statements in Item
8. ProLogis' financing activities in 1998 included net short-term borrowings of $494.3 million, proceeds from Common Share and preferred share transactions of $371.9 million and secured and unsecured long-term debt transactions generating net cash of $440.5 million.

     Common Share cash distributions were $219.3 million, $209.0 million (including $11.1 million paid to Meridian shareholders) and $151.1 million in 2000, 1999 and 1998, respectively. Dividends paid on preferred shares were $56.8 million in 2000, $56.8 million in 1999 (including $0.7 million paid to Meridian shareholders in 1999) and $49.1 million in 1998. See "-- Distribution and Dividend Requirements".

  Credit Facilities

     ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $475.0 million unsecured revolving line of credit. The credit agreement allows ProLogis to increase the available commitment by $25.0 million to a total of $500.0 million. ProLogis Logistics and ProLogis Development Services may also borrow under the credit agreement, with such borrowings guaranteed by ProLogis. ProLogis' borrowings under the agreement generally bear interest at LIBOR plus an applicable margin (based upon ProLogis' current senior unsecured debt ratings). ProLogis' borrowings in 2000 were primarily at the 30-day LIBOR rate plus 0.75% (7.31% as of December 31, 2000). Additionally, the credit agreement provides for a facility fee of 0.15% per annum. The credit agreement matures on June 6, 2003 and may be extended for an additional year at ProLogis' option. As of December 31, 2000, ProLogis had $184.7 million of borrowings outstanding on the unsecured line of credit and ProLogis was in compliance with all covenants contained in the credit agreement. As of December 31, 2000, ProLogis Logistics and ProLogis Development Services had not borrowed under the credit agreement.

     In addition, ProLogis has a $55.0 million unsecured discretionary line of credit with Bank of America that matures on June 6, 2001. Of the total, ProLogis can borrow the currency equivalent of $30.0 million in certain foreign currencies with U.S. dollar borrowings limited to $25.0 million. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were $25.0 million of borrowings outstanding on the discretionary line of credit as of December 31, 2000.

     ProLogis has a credit agreement that provides for a 325.0 million euro multi-currency, unsecured revolving line of credit (the currency equivalent of approximately $302.3 million as of December 31, 2000 based on currency exchange rates quoted by Reuters) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acts as agent. Borrowings under the line of credit bear interest at Euribor plus 0.75% or Sterling LIBOR plus 0.75% (borrowings outstanding as of December 31, 2000 were at a weighted average interest rate of 6.23%). The credit agreement provides for an unused commitment fee of 0.375% per annum. As of December 31, 2000, there were 247.4 million euros (the currency equivalent of approximately $230.1 million based on currency exchange rates quoted by Reuters) of borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

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

     As of December 31, 2000, ProLogis had foreign currency put option contracts outstanding in the notional amount of 47.1 million euros (the currency equivalent of approximately $43.8 million based on currency exchange rates quoted by Reuters) related to its operations in Europe. The put option contracts provide ProLogis with the option to exchange euros for U.S. dollars at a fixed exchange rate such that if the euro were to depreciate against the U.S. dollar to predetermined levels (as set by the contract), ProLogis could exercise its options and mitigate its foreign currency exchange losses. The outstanding contracts do not qualify for hedge accounting treatment and were marked to market through income as of December 31, 2000. ProLogis recognized aggregate income of $627,000 on various put option contracts, including realized income of $1,481,000 and a mark to market expense of $854,000, in 2000.

     ProLogis entered into two interest rate protection agreements with a combined notional amount of $150.0 million in October 1997 in anticipation of public debt offerings to be completed in 1998. During 1998, the interest rate protection agreements no longer qualified for hedge accounting treatment under GAAP. Accordingly, ProLogis began marking these agreements to market through income and, for the year ended December 31, 1998, ProLogis recognized a non-cash expense of $26.1 million related to these agreements. These agreements were terminated in February 1999 at a total cost of $27.0 million (an additional $0.9 million expense was recognized in 1999). ProLogis used these agreements to set the interest rate on $200.0 million of privately placed secured debt that was obtained in 1999.

     See "-- Results of Operations -- Other Income and Expense Items -- Foreign Currency Hedge Income (Expense)" for a discussion of foreign currency hedge contracts entered into in 1997 and terminated in 1998 related to the acquisition of Frigoscandia.

  Commitments

     As of December 31, 2000, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 1.7 million square feet of operating facilities at an estimated acquisition cost of $41.4 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. In January 2001, ProLogis acquired three of these operating facilities aggregating
0.7 million square feet at a total acquisition costs of $16.6 million. In addition, as of December 31, 2000, ProLogis had $355.2 million of budgeted development costs for developments in process, of which $169.2 million was unfunded.

     On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. On February 12, 2001, ProLogis announced its call for redemption of all outstanding Series B cumulative redeemable convertible preferred shares at a price of $25.00 per share, plus $0.442 in accrued and unpaid dividends, for an aggregate redemption price of $25.442 per preferred share. The redemption date is March 20, 2001. On or prior to March 13, 2001, the Series B preferred shares can be converted into Common Shares at a conversion rate of 1.282 Common Share for each Series B preferred share. ProLogis intends to fund the Common Share repurchase program and the redemption of the Series B cumulative redeemable convertible preferred shares through borrowings on its unsecured revolving credit facilities.

     ProLogis has entered into a subscription agreement to make additional capital contributions to ProLogis European Properties Fund (excluding the remaining 49.9% of the common stock of ProLogis European

Properties S.a.r.l.) of 93.2 million euros (the currency equivalent of approximately $86.7 million as of December 31, 2000 based on currency exchange rates quoted by Reuters) through 2002. Also, ProLogis is committed to invest $8.0 million in the non-cumulative preferred stock of PhatPipe Inc. by March 31, 2001 ($2.5 million of which was funded on January 4, 2001). See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     As of March 1, 2001, ProLogis has guaranteed 100% of the outstanding borrowings under Frigoscandia's multi-currency revolving credit agreement (increased from 25% as of December 31, 2000). The agreement allows for the currency equivalent of 360.0 million Deutsche marks of borrowings and the currency equivalent of approximately $168.1 million was outstanding as of December 31, 2000 (based on currency exchange rates quoted by Svenska Handelsbanken). The loan will be due on March 31, 2001 and bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) plus 1.15%. Frigoscandia is negotiating a new credit agreement that will provide for the currency equivalent of 185.0 million euros of borrowing capacity with interest charged at the relevant index plus 0.90%, to mature on December 31, 2001. ProLogis will guarantee 100% of the borrowings under the new agreement.

     The Kingspark entities have a line of credit agreement with a bank in the United Kingdom that has been guaranteed by ProLogis and provides for borrowings of up to 15.0 million pounds sterling (the currency equivalent of approximately $22.4 million as of December 31, 2000 based on currency exchange rates quoted by Reuters). As of December 31, 2000 no borrowings were outstanding on the line of credit. However, as of December 31, 2000, the Kingspark entities had the currency equivalent of approximately $13.8 million of letters of credit outstanding (based on currency exchange rates quoted by Reuters) that reduce the amount of available borrowings on the line of credit.

     ProLogis European Properties Fund has an agreement with two international banks for a multi-currency, secured revolving credit facility in the currency equivalent of 500.0 million euros that matures in October 2002. The facility is secured by certain assets of ProLogis European Properties Fund. Borrowings can be denominated in sterling currencies or the euro, and will bear interest at rates above the relevant index (LIBOR or Euribor). As of December 31, 2000,
118.2 million euros and 62.6 million pound sterling were outstanding on the line (the currency equivalent of approximately $205.5 million based on currency exchange rates quoted by Reuters). Of the total borrowings outstanding as of December 31, 2000, ProLogis has guaranteed the currency equivalent of approximately $93.0 million (based on currency exchange rates quoted by Reuters).

     ProLogis has guaranteed a 140.0 million French franc (the currency equivalent of approximately $19.9 million as of December 31, 2000 based on currency exchange rates quoted by Reuters) unsecured loan outstanding of ProLogis European Properties S.a.r.l.

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

     Cash distributions paid in 2000, 1999 and 1998 were $1.34 per Common Share, $1.30 per Common Share and $1.24 per Common Share, respectively. The Board set a projected annual distribution rate for 2001 of $1.38 per Common Share. ProLogis paid a distribution for the first quarter of 2001 of $0.345 per Common Share on February 23, 2001 to holders of Common Shares as of February 9, 2001. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the year.

     The annual dividend rates on ProLogis' preferred shares (excluding the Series B cumulative convertible redeemable preferred shares) are $2.35 per Series A cumulative redeemable preferred share, $4.27 per Series C cumulative redeemable preferred share, $1.98 per Series D cumulative redeemable preferred share and $2.19 per Series E cumulative redeemable preferred share. ProLogis will pay an accrued dividend of $0.442 per Series B cumulative convertible redeemable preferred share when these shares are redeemed on March 20, 2001. See "-- Commitments".

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless and until all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends for the then current dividend period with respect to the preferred shares.

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

NEW TAX LEGISLATION

     Due to the previous limitations in the Code, certain of ProLogis' taxable subsidiaries (those entities whose operations generated income that was restricted under the REIT rules) were formed as entities in which ProLogis owned 100% of the preferred stock and a third party owned 100% of the voting common stock. Accordingly, ProLogis accounted for these types of investments (ProLogis Logistics, Frigoscandia S.A. and Kingspark S.A.) under the equity method rather than consolidating the investments in its balance sheet and results of operations (ProLogis Development Services is consolidated with ProLogis because ProLogis makes mortgage loans to ProLogis Development Services to fund its investment activities). The RMA, which was effective on January 1, 2001, modifies certain provisions of the Code with respect to the taxation of REITs. Primarily, the RMA allows for the creation of Taxable REIT Subsidiaries ("TRS") which will allow ProLogis and other REITs to own up to 100% of a TRS (previously limited to 10% of the voting stock). However, certain state law restrictions have prevented ProLogis from changing the ownership structures such that ProLogis owns 100% of these entities. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

FUNDS FROM OPERATIONS

     Funds from operations attributable to Common Shares increased $56.5 million to $376.7 million for 2000 from $320.2 million for 1999. Funds from operation attributable to Common Shares increased $117.5 million from 1998 to 1999.

     Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Statement of Cash Flows in ProLogis' Consolidated Financial Statements in Item 8. Funds from operations should not be considered as an alternative to net income as an indicator of ProLogis' operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of ProLogis' ability to fund its capital expenditures and investment activities and to fund other cash needs.

     Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") generally as net income (computed in accordance with GAAP), excluding real estate related depreciation and amortization, gains and losses from sales of properties, except those gains and losses from sales of properties upon completion or stabilization under pre-sale agreements and after adjustments for unconsolidated entities to reflect their funds from operations on the same basis. ProLogis includes gains and losses from the disposition of its CDFS business segment assets in funds from operations.

     Funds from operations, as used by ProLogis, is modified from the NAREIT definition. ProLogis' funds from operations measure does not include: (i) deferred income tax benefits and deferred income tax expenses of ProLogis' taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from debt transactions between ProLogis and its consolidated and unconsolidated entities; (iii) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of third party debt of ProLogis' foreign consolidated and unconsolidated entities; and (iv) mark to market adjustments related to derivative financial instruments utilized to manage ProLogis' foreign currency risks. These adjustments to the NAREIT definition are made to reflect ProLogis' funds from operations on a comparable basis with the other REITs that do not engage in the types of transactions that give rise to these items.

     Effective in 2000, NAREIT's definition of funds from operations was changed to include non-recurring items as a component of funds from operations. The 1999 and 1998 amounts presented below have been restated to reflect this change. The effect of the restatement is an increase of $2,000 and a decrease of $25.7 million from amounts previously presented to funds from operations attributable to Common Shares for the years ended December 31, 1999 and 1998, respectively.

     Funds from operations is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
Net earnings attributable to Common Shares..............  $157,715   $123,999   $ 62,231
  Add (Deduct):
     Real estate related depreciation and
       amortization.....................................   146,859    150,050     99,514
     Gain on disposition of non-CDFS business segment
       assets...........................................    (1,314)   (38,994)    (5,565)
     Foreign currency exchange (gains) losses, net(1)...    19,569     16,596     (3,227)
     Deferred income tax expense........................     4,230         --      1,797
     Cumulative effect of accounting change(2)..........        --      1,440         --
     ProLogis' share of reconciling items of
       unconsolidated entities:
       Real estate related depreciation and
          amortization..................................    57,366     49,644     36,489
       (Gain) loss on disposition of non-CDFS business
          segment assets................................      (744)       826        179
       Foreign currency exchange (gains) losses, net....    (2,773)    14,650     14,207
       Deferred income tax expense (benefit)............    (4,190)       510     (2,929)
       Cumulative effect of accounting change(2)........        --      1,480         --
                                                          --------   --------   --------
  Funds from operations attributable to Common Shares...  $376,718   $320,201   $202,696
                                                          ========   ========   ========

---------------

(1) See "-- Results of Operations -- Other Income and Expense Items -- Foreign Currency Exchange Gain (Losses), Net".

(2) See "-- Results of Operations -- Other Income and Expense
    Items -- Cumulative Effect of Accounting Change".

RISK FACTORS

     Risks factors include the occurrence of any of the events described below that could adversely affect ProLogis' ability to achieve its projected returns on acquisitions and facilities under development and could hinder ProLogis' ability to make expected distributions to equity holders.

  ProLogis is Exposed to the General Economic Conditions of the Markets in which it Owns Property

     ProLogis' operating performance depends on the economic conditions of markets in which its facilities are concentrated. ProLogis' operating performance could be adversely affected if conditions, such as an oversupply of distribution space or a reduction in demand for industrial distribution facilities, in ProLogis' larger markets become less favorable relative to other geographic areas. Any material oversupply of distribution space or material reduction of demand for distribution space could adversely effect ProLogis' operating income and the value of its Common Shares.

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

     - the risk that construction costs of a facility may exceed original estimates, possibly making the project less profitable than originally estimated;

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

     Real Estate Investments Are Not As Liquid As Other Types Of Assets

     Real estate investments are not as liquid as other types of assets and therefore may tend to limit the ability of ProLogis to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, ProLogis must comply with the safe harbor rules, relating to the number of facilities disposed of in a year, their tax bases and the cost of improvements made to the facilities, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, ProLogis' ability to sell assets, or contribute assets to entities in which ProLogis has an ownership interest, at any time to change its asset base may be restricted.

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

     ProLogis is subject to risks normally associated with debt financing, including the risk that ProLogis' cash flow will be insufficient to meet required payments of principal and interest and the risk that ProLogis will not be able to refinance existing indebtedness or that the terms of such refinancings will not be as favorable as terms of the existing indebtedness. There can be no assurance that ProLogis will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

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

     If ProLogis fails to qualify as a REIT, it will be taxed as a regular corporation, and distributions to shareholders will not be deductible in computing ProLogis' taxable income. The resulting corporate income tax liabilities could materially reduce the funds available for distribution to ProLogis' shareholders or for reinvestment. In the absence of REIT status, distributions to shareholders would no longer be required. Moreover, ProLogis might not be able to elect to be treated as a REIT for the four taxable years after the year during which ProLogis ceased to qualify as a REIT. In addition, if ProLogis later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain in its assets as of the date of requalification and to make distributions to shareholders equal to any earnings accumulated during the period of non-REIT status.

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

  Currency Risk

     ProLogis has pursued and intends to continue to pursue growth opportunities in international markets and often invests in countries where the U.S. dollar is not the national currency. As a result, ProLogis is subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. For example, a significant depreciation in the value of the foreign currencies of one or more countries where ProLogis has a significant investment may materially adversely affect ProLogis' performance. ProLogis attempts to mitigate any such effects through the use of foreign currency put option contracts, although there can be no assurance that such attempts will be successful.

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

  Interest Rate Risk

     ProLogis' interest rate risk is related primarily to its variable rate credit facilities. ProLogis' interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve its objective, ProLogis primarily borrows on a fixed rate basis. Therefore, ProLogis' primary interest rate risk is created by its variable rate unsecured lines of credit and its variable rate short-term borrowing arrangements, if any. Although ProLogis has no interest rate derivatives outstanding as of December 31, 2000, ProLogis has in the past and may in the future, utilize derivative instruments as hedges in anticipation of future debt transactions to manage its interest rate exposure.

     During the year ended December 31, 2000, ProLogis had weighted average outstanding borrowings of $251.5 million on its variable rate unsecured lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for interest rate-related financial instruments was approximately $1.6 million on both future earnings and cash flow as of December 31, 2000. The sensitivity analysis was based on the weighted average outstanding variable rate borrowings for 2000 and assumed a flat yield curve.

  Foreign Currency Risk

     ProLogis uses foreign currency forward and option contracts to manage foreign currency exchange rate risk related to projected net operating income (operating income net of foreign denominated interest expense) from foreign entities.

     In addition, ProLogis incurs foreign currency risk related to its U.S. dollar denominated loans to its foreign consolidated subsidiaries. The remeasurement of intercompany loans results in foreign currency exchange gains or losses that are recognized by ProLogis. However, ProLogis does not incur an actual cash gain or loss until the loans are repaid. ProLogis' exposure to foreign currency exchange rates exists with the following currencies versus the U.S. dollar: euro, British pound sterling, French franc and Swedish krona.

     ProLogis' foreign currency exchange sensitivity analysis included foreign currency put option contracts affected by foreign currency exchange risk, as well as U.S. dollar denominated loans to foreign consolidated entities. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, the estimated 2000 year-end market risk exposure to future earnings was $23.6 million. The sensitivity analysis excluded the impact of the change in foreign currency exchange rates on the underlying projected net operating income, which has a high degree of inverse correlation with the derivative instruments used to hedge it. However, since ProLogis hedges approximately 75% of its projected net operating income from foreign entities, approximately 25% of the impact to total net operating income from its foreign entities of an adverse movement in foreign exchange rates would not be offset by derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ProLogis Consolidated Balance Sheets as of December 31, 2000 and 1999, its Consolidated Statements of Earnings, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2000, Notes to Consolidated Financial Statements and Schedule III -- Real Estate and Accumulated Depreciation, together with the report of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 13 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding ProLogis' executive officers, see "Item 1. Business -- Executive Officers and Trustees" and "-- Senior Officers." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in ProLogis' definitive proxy statement for its 2001 annual meeting of shareholders ("2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the description under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Trustee Compensation" and "Outside Trustee Plan" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 2001 Proxy Statement.

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

           3. Exhibits:

           See Index to Exhibits on pages 124 to 128 of this report, which is incorporated herein by reference.

          (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        ITEM     FINANCIAL
DATE  REPORTED   STATEMENTS
----  --------   ----------
None

          (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 124 to 128 of this report, which is incorporated herein by reference.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                              PAGE
                                                              ----
ProLogis Trust:
  Report of Independent Public Accountants..................   59
  Consolidated Balance Sheets...............................   60
  Consolidated Statements of Earnings.......................   61
  Consolidated Statements of Shareholders' Equity...........   62
  Consolidated Statements of Cash Flows.....................   63
  Notes to Consolidated Financial Statements................   64
  Report of Independent Public Accountants..................  102
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  103

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust

     We have audited the accompanying consolidated balance sheets of ProLogis Trust and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Frigoscandia Holding AB accounted for under the equity method of accounting, in which the Trust has investments in and advances to amounting to $171.9 million and $196.9 million as of December 31, 2000 and 1999, respectively, and losses from unconsolidated entity of $20.0 million, $2.9 million and $7.6 million in 2000, 1999 and 1998, respectively. We did not audit the financial statements of CS Integrated LLC accounted for under the equity method of accounting, in which the Trust has an investment in and advances to amounting to $225.8 million and $186.9 million as of December 31, 2000 and 1999 and earnings from unconsolidated entity of $8.0 million and $9.2 million in 2000 and 1999. These statements were audited by other auditors whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for these entities is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ProLogis Trust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois
March 15, 2001

                                 PROLOGIS TRUST

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Real estate.................................................  $4,689,492   $4,974,951
  Less accumulated depreciation.............................     476,982      366,703
                                                              ----------   ----------
                                                               4,212,510    4,608,248
Investments in and advances to unconsolidated entities......   1,453,148      940,364
Cash and cash equivalents...................................      57,870       69,338
Accounts and notes receivable...............................      50,856       46,998
Other assets................................................     171,950      183,092
                                                              ----------   ----------
         Total assets.......................................  $5,946,334   $5,848,040
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit...........................................  $  439,822   $   98,700
  Senior unsecured debt.....................................   1,699,989    1,729,630
  Other unsecured debt......................................          --       30,892
  Secured debt..............................................     537,925      695,586
  Accounts payable and accrued expenses (including amount
    due to affiliate of $221 in 1999).......................     107,494      117,872
  Construction payable......................................      40,925       23,064
  Distributions and dividends payable.......................      57,739       54,939
  Other liabilities.........................................      88,439       81,549
                                                              ----------   ----------
         Total liabilities..................................   2,972,333    2,832,232
                                                              ----------   ----------
Minority interest...........................................      46,630       62,072
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
    shares issued and outstanding at December 31, 2000 and
    1999; stated liquidation preference of $25.00 per
    share...................................................     135,000      135,000
  Series B Convertible Preferred Shares; $0.01 par value;
    6,256,100 shares issued and outstanding at December 31,
    2000 and 7,020,703 shares issued and outstanding at
    December 31, 1999; stated liquidation preference of
    $25.00 per share........................................     156,403      175,518
  Series C Preferred Shares; $0.01 par value; 2,000,000
    shares issued and outstanding at December 31, 2000 and
    1999; stated liquidation preference of $50.00 per
    share...................................................     100,000      100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000
    shares issued and outstanding at December 31, 2000 and
    1999; stated liquidation preference of $25.00 per
    share...................................................     250,000      250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000
    shares issued and outstanding at December 31, 2000 and
    1999; and stated liquidation preference of $25.00 per
    share...................................................      50,000       50,000
  Common shares of beneficial interest; $0.01 par value;
    165,287,358 shares issued and outstanding at December
    31, 2000 and 161,825,466 shares issued and outstanding
    at December 31, 1999....................................       1,653        1,618
Additional paid-in capital..................................   2,740,136    2,663,350
Employee share purchase notes...............................     (18,556)     (22,906)
Accumulated other comprehensive income......................     (33,768)      (9,765)
Distributions in excess of net earnings.....................    (453,497)    (389,079)
                                                              ----------   ----------
         Total shareholders' equity.........................   2,927,371    2,953,736
                                                              ----------   ----------
         Total liabilities and shareholders' equity.........  $5,946,334   $5,848,040
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
Income:
  Rental income.............................................  $480,088   $491,826   $345,046
  Other real estate income..................................    78,103     46,678     17,554
  Income from unconsolidated entities.......................    78,063     22,519      2,755
  Interest..................................................     7,267      6,369      2,752
                                                              --------   --------   --------
          Total income......................................   643,521    567,392    368,107
                                                              --------   --------   --------
Expenses:
  Rental expenses, net of recoveries $91,706 in 2000,
     $87,907 in 1999 and $57,415 in 1998 and including
     amounts paid to affiliate of $1,188 in 2000, $1,314 in
     1999 and $984 in 1998..................................    27,177     33,501     27,120
  General and administrative, including amounts paid to
     affiliate of $958 in 2000, $1,582 in 1999 and $1,992 in
     1998...................................................    44,954     38,284     22,893
  Depreciation and amortization.............................   151,483    152,447    100,590
  Interest..................................................   172,191    170,746     77,650
  Interest rate hedge expense...............................        --        945     26,050
  Other.....................................................     5,909      4,920      6,187
                                                              --------   --------   --------
          Total expenses....................................   401,714    400,843    260,490
                                                              --------   --------   --------
Earnings from operations....................................   241,807    166,549    107,617
Minority interest share in earnings.........................     5,586      4,979      4,681
                                                              --------   --------   --------
Earnings before gain on disposition of real estate and
  foreign currency exchange gains (losses)..................   236,221    161,570    102,936
Gain on disposition of real estate..........................     1,314     38,994      5,565
Foreign currency hedge income...............................        --         --      2,054
Foreign currency exchange gains (losses), net...............   (17,927)   (16,818)     2,938
                                                              --------   --------   --------
Earnings before income taxes................................   219,608    183,746    113,493
Income taxes:
  Current income tax expense................................       900      1,472        368
  Deferred income tax expense...............................     4,230         --      1,796
                                                              --------   --------   --------
          Total income taxes................................     5,130      1,472      2,164
                                                              --------   --------   --------
Earnings before cumulative effect of accounting change......   214,478    182,274    111,329
Cumulative effect of accounting change......................        --      1,440         --
                                                              --------   --------   --------
Net earnings................................................   214,478    180,834    111,329
Less preferred share dividends..............................    56,763     56,835     49,098
                                                              --------   --------   --------
Net earnings attributable to Common Shares..................  $157,715   $123,999   $ 62,231
                                                              ========   ========   ========
Weighted average Common Shares outstanding -- Basic.........   163,651    152,412    121,721
                                                              ========   ========   ========
Weighted average Common Shares outstanding -- Diluted.......   164,401    152,739    122,028
                                                              ========   ========   ========
Basic per share net earnings attributable to Common Shares:
  Earnings before cumulative effect of accounting change....  $   0.96   $   0.82   $   0.51
  Cumulative effect of accounting change....................        --      (0.01)        --
                                                              --------   --------   --------
          Net earnings attributable to Common Shares........  $   0.96   $   0.81   $   0.51
                                                              ========   ========   ========
Diluted per share net earnings attributable to Common
  Shares:
  Earnings before cumulative effect of accounting change....  $   0.96   $   0.82   $   0.51
  Cumulative effect of accounting change....................        --      (0.01)        --
                                                              --------   --------   --------
          Net earnings attributable to Common Shares........  $   0.96   $   0.81   $   0.51
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
Common Shares -- Number of shares at beginning of year......     161,825      123,416      117,364
  Sale of Common Shares.....................................          --           --        5,494
  Issuance of Common Shares under plans and through
    warrants................................................       1,642          344           30
  Limited partnership units converted to Common Shares......         238           14           20
  Series B preferred shares converted to Common Shares......         980          663          593
  Retirements of employee share purchase notes..............          --           --          (85)
  Common Shares issued in merger with Meridian..............          --       37,388           --
  Common Shares issued in acquisition of unconsolidated
    entity..................................................         602           --           --
                                                              ----------   ----------   ----------
Common Shares -- Number of shares at end of year............     165,287      161,825      123,416
                                                              ==========   ==========   ==========
Common Shares at beginning of year..........................  $  1,618.2   $  1,234.2   $  1,173.8
  Sale of Common Shares.....................................          --           --         54.9
  Issuance of Common Shares under plans and through
    warrants................................................        16.4          3.4          0.2
  Limited partnership units converted to Common Shares......         2.4          0.1          0.2
  Series B preferred shares converted to Common Shares......         9.8          6.6          5.9
  Retirements of employee share purchase notes..............          --           --         (0.8)
  Common Shares issued in merger with Meridian..............          --        373.9           --
  Common Shares issued in acquisition of unconsolidated
    entity..................................................         6.0           --           --
                                                              ----------   ----------   ----------
Common Shares at end of year................................  $  1,652.8   $  1,618.2   $  1,234.2
                                                              ==========   ==========   ==========
Preferred Shares at beginning of year.......................  $  710,518   $  673,440   $  435,008
  Series B preferred shares converted to Common Shares......     (19,115)     (12,922)     (11,568)
  Sale of Series D preferred shares.........................          --           --      250,000
  Issuance of Series E preferred shares in merger with
    Meridian................................................          --       50,000           --
                                                              ----------   ----------   ----------
Preferred Shares at end of year.............................  $  691,403   $  710,518   $  673,440
                                                              ==========   ==========   ==========
Additional Paid-in Capital at beginning of year.............  $2,663,350   $1,907,232   $1,773,465
  Issuance of Common Shares under plans and through
    warrants................................................      30,251        6,327          521
  Limited partnership units converted to Common Shares......       8,167          205          302
  Series B preferred shares converted to Common Shares......      19,105       12,916       11,562
  Sale of Common Shares and Series D preferred shares.......          --           --      121,810
  Retirements of employee share purchase notes..............          --           --       (2,039)
  Sale of options to unconsolidated entities................       2,153        1,226        1,333
  Stock-based compensation..................................       5,238        2,137          278
  Preferred and Common Shares issued in merger with
    Meridian................................................          --      733,307           --
  Common Shares issued in acquisition of unconsolidated
    entity..................................................      11,872           --           --
                                                              ----------   ----------   ----------
Additional Paid-in Capital at end of year...................  $2,740,136   $2,663,350   $1,907,232
                                                              ==========   ==========   ==========
Employee share purchase notes at beginning of year..........  $  (22,906)  $  (25,247)  $  (27,186)
  Retirements of employee share purchase notes..............          --           --        1,796
  Principal payments on employee share purchase notes.......       4,350        2,341          143
                                                              ----------   ----------   ----------
Employee share purchase notes at end of year................  $  (18,556)  $  (22,906)  $  (25,247)
                                                              ==========   ==========   ==========
Accumulated other comprehensive income at beginning of
  year......................................................  $   (9,765)  $       23   $      (63)
  Foreign currency translation adjustments..................     (24,003)      (9,788)          86
                                                              ----------   ----------   ----------
Accumulated other comprehensive income at end of year.......  $  (33,768)  $   (9,765)  $       23
                                                              ==========   ==========   ==========
Distributions in excess of net earnings at beginning of
  year......................................................  $ (389,079)  $ (300,314)  $ (205,661)
  Net earnings..............................................     214,478      180,834      111,329
  Preferred share dividends.................................     (56,763)     (56,835)     (49,098)
  Common Share distributions paid...........................    (165,123)    (158,554)    (117,601)
  Common Share distributions accrued........................     (57,010)     (54,210)     (39,283)
                                                              ----------   ----------   ----------
Distributions in excess of net earnings at end of year......  $ (453,497)  $ (389,079)  $ (300,314)
                                                              ==========   ==========   ==========
Total shareholders' equity at end of year...................  $2,927,371   $2,953,736   $2,256,368
                                                              ==========   ==========   ==========
Comprehensive income for the year:
  Net earnings..............................................  $  214,478   $  180,834   $  111,329
  Preferred share dividends.................................     (56,763)     (56,835)     (49,098)
  Foreign currency translation adjustments..................     (24,003)      (9,788)          86
                                                              ----------   ----------   ----------
Comprehensive income for the year...........................  $  133,712   $  114,211   $   62,317
                                                              ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 2000         1999          1998
                                                              ----------   -----------   -----------
Operating activities:
  Net earnings..............................................  $  214,478   $   180,834   $   111,329
  Minority interest share in earnings.......................       5,586         4,979         4,681
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................     151,483       152,447       100,590
    Gain on disposition of real estate......................      (1,314)      (38,994)       (5,565)
    Straight-lined rents....................................      (6,716)       (9,889)       (6,756)
    Amortization of deferred loan costs.....................       4,597         4,440         2,200
    Stock-based compensation................................       3,811         1,657           278
    (Income) loss from unconsolidated entities..............     (64,239)      (20,948)       11,108
  Foreign currency exchange (gains) losses, net.............      20,956        11,344        (3,227)
  Foreign currency hedge income.............................          --            --        (2,054)
  Interest rate hedge expense...............................          --           945        26,050
  Cumulative effect of accounting change....................          --         1,440            --
  Increase in accounts receivable and other assets..........     (31,452)      (37,344)      (36,824)
  Increase in accounts payable, accrued expenses and other
    liabilities.............................................      39,639        20,480        36,443
                                                              ----------   -----------   -----------
        Net cash provided by operating activities...........     336,829       271,391       238,253
                                                              ----------   -----------   -----------
Investing activities:
  Real estate investments...................................    (639,692)     (464,406)     (695,764)
  Tenant improvements and lease commissions on previously
    leased space............................................     (19,623)      (19,751)      (12,757)
  Recurring capital expenditures............................     (23,895)      (28,114)       (8,038)
  Proceeds from dispositions of real estate.................     496,744       569,981       109,336
  Investments in and advances to unconsolidated entities....    (188,750)     (141,037)     (657,499)
  Cash balances contributed with ProLogis European
    Properties S.a.r.l. ....................................     (17,968)           --            --
  Cash acquired in merger with Meridian.....................          --        48,962            --
                                                              ----------   -----------   -----------
        Net cash used in investing activities...............    (393,184)      (34,365)   (1,264,722)
                                                              ----------   -----------   -----------
Financing activities:
  Proceeds from sale of shares, net of expenses.............          --            --       371,865
  Proceeds from exercised warrants and stock options and
    from dividend reinvestment and share purchase plans.....      30,734         6,331           521
  Repurchase of Common Shares...............................          --            --          (244)
  Proceeds from secured financing transactions..............          --       466,075        66,000
  Proceeds from issuance of senior unsecured debt...........          --       500,000       374,463
  Debt issuance and other transaction costs incurred........      (4,598)      (58,248)       (5,848)
  Distributions paid on Common Shares (includes $11,132 paid
    to shareholders of Meridian in 1999)....................    (219,333)     (208,969)     (151,050)
  Distributions paid to minority interest holders...........      (7,123)       (7,251)       (6,409)
  Dividends paid on preferred shares (includes $729 paid to
    shareholders of Meridian in 1999).......................     (56,763)      (56,835)      (49,098)
  Principal payments on senior unsecured debt...............     (30,000)      (12,500)      (15,000)
  Principal payments received on and retirements of employee
    share purchase notes....................................       4,350         2,341           143
  Net proceeds from (payments on) derivative financial
    instruments.............................................         808       (27,715)       (3,974)
  Payments to Meridian shareholders.........................          --       (67,581)           --
  Proceeds from lines of credit and short-term borrowings...   1,075,473     1,939,845     1,569,225
  Payments on lines of credit and short-term borrowings.....    (734,351)   (2,335,445)   (1,074,925)
  Payment on line of credit assumed in merger with
    Meridian................................................          --      (328,400)           --
  Regularly scheduled principal payments on secured debt....      (7,100)       (6,560)       (5,658)
  Principal payments on secured debt at maturity and
    prepayments.............................................      (7,210)      (35,916)       (5,411)
                                                              ----------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................      44,887      (230,828)    1,064,600
                                                              ----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........     (11,468)        6,198        38,131
Cash and cash equivalents, beginning of year................      69,338        63,140        25,009
                                                              ----------   -----------   -----------
Cash and cash equivalents, end of year......................  $   57,870   $    69,338   $    63,140
                                                              ==========   ===========   ===========

See Note 12 for information on non-cash investing and financing activities.

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. DESCRIPTION OF BUSINESS:

     ProLogis Trust ("ProLogis") is a publicly held real estate investment trust ("REIT") that owns and operates a network of industrial distribution facilities in North America and Europe. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Integrated Solutions Group, utilizes ProLogis' international network of distribution facilities to meet its customers' distribution space needs globally. ProLogis has organized its business into three operating segments: property operations, corporate distribution facilities services business ("CDFS business") and temperature-controlled distribution operations. See Note 10.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Financial Presentation

     The accounts of ProLogis, its wholly owned subsidiaries and its majority owned and controlled partnerships are consolidated in the accompanying financial statements. All material intercompany transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform to the 2000 financial statement presentation.

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

     REITs are not generally required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. During 2000, 1999 and 1998, ProLogis was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements for ProLogis and its wholly owned subsidiaries which are qualified REIT subsidiaries. The foreign countries that ProLogis operates in do not recognize REITs under their respective tax laws. Accordingly, ProLogis has recognized foreign country income taxes in its results of operations, as applicable.

  Real Estate and Depreciation

     Real estate is carried at cost, which is not in excess of estimated fair market value. Costs directly associated with the successful acquisition, renovation or development of real estate are capitalized. Direct costs associated with unsuccessful acquisitions are expensed at the time the pursuit is abandoned.

     Depreciation is computed over the estimated useful lives of depreciable property on a straight-line basis: 7 years for capital improvements, 10 years for tenant improvements, 30 years for acquired facilities and 40 years for facilities developed by ProLogis.

     ProLogis' management periodically reviews long-lived assets (primarily real estate and investments in unconsolidated entities) that it owns and operates for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash

                                 PROLOGIS TRUST
flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized if necessary. In management's opinion, long-lived assets, primarily real estate assets and investments in unconsolidated entities, are not carried at amounts in excess of their estimated realizable values. Long-lived assets (primarily real estate and investments in unconsolidated entities) to be disposed of, if any, are reported at the lower of their carrying amount or fair value less cost to sell.

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

     ProLogis Development Services Incorporated ("ProLogis Development Services") develops distribution facilities that are often disposed of to customers, third parties or entities in which ProLogis maintains an ownership interest. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers or third parties. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with ProLogis. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Code. Accordingly, provisions for federal and state income taxes are recognized, as appropriate.

  Capitalization Policy

     Renovations and improvements to real estate assets are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred to the extent they are not acquisition-related renovation costs identified during ProLogis' pre-acquisition due diligence.

     General and administrative costs incurred for development (including land acquisitions), renovation and leasing activities that are incremental and identifiable to a specific activity are capitalized. Prior to April 1, 1998, ProLogis also capitalized direct and incremental management costs incurred in connection with the acquisition of existing operating facilities. In accordance with Emerging Issues Task Force Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which was effective on April 1, 1998, such costs are no longer capitalized.

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

  Unconsolidated Entities

     ProLogis' investments in certain entities are accounted for under the equity method. Accordingly, these investments are recognized at ProLogis' cost as adjusted for ProLogis' proportionate share of the earnings or losses of the companies, distributions received and other basis adjustments, as appropriate. ProLogis' proportionate share of the earnings or losses of these companies is recognized in income. See Note 4.

  Cash and Cash Equivalents

     ProLogis considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

                                 PROLOGIS TRUST

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

  Financial Instruments

     In the normal course of business, ProLogis uses certain derivative financial instruments for the purpose of foreign currency exchange rate and interest rate risk management. To qualify for hedge accounting, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable. Instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract. Those risk management instruments not meeting these criteria are accounted for at fair value with changes in fair value recognized immediately in net income. See Note 16.

     In assessing the fair value of its financial instruments, both derivative and non-derivative, ProLogis uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, ProLogis uses quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized. See Note 16.

     ProLogis adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. As discussed in Note 16, ProLogis' only derivative financial instruments, the foreign currency put option contracts, were marked to market through income as of December 31, 2000. These contracts also do not qualify for hedge accounting treatment under SFAS No. 133, therefore, ProLogis will continue to mark these contracts to market through income in 2001. ProLogis' unconsolidated entities also adopted SFAS No. 133 on January 1, 2001. The effect to ProLogis of their adoption of SFAS No. 133 was immaterial as these entities utilize derivative financial instruments on a limited basis.

  Foreign Currency Exchange Gains or Losses

     ProLogis' consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant, nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders' equity. ProLogis and its foreign subsidiaries have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are

                                 PROLOGIS TRUST
remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are included in ProLogis' results of operations. In addition, gains or losses are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                            2000       1999      1998
                                                          --------   --------   ------
Gains (losses) from the remeasurement of third party
  debt and remeasurement and settlement of intercompany
  debt, net.............................................  $(18,762)  $(16,549)  $3,227
Mark to market losses on foreign currency put option
  contracts(1)..........................................      (854)       (47)      --
Gains (losses) from the settlement of foreign currency
  put option contracts, net.............................     1,481        (45)      --
Other gains (losses), net...............................       208       (177)    (289)
                                                          --------   --------   ------
                                                          $(17,927)  $(16,818)  $2,938
                                                          ========   ========   ======

---------------

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

  Stock-Based Compensation

     ProLogis adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which allows ProLogis to continue to account for its various stock-based compensation plans using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, if the exercise price of the stock options issued equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Certain pro forma earnings per share disclosures required by SFAS No. 123 are presented in Note 13.

                                 PROLOGIS TRUST

  Cost of Start-Up Activities

     Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities," which requires that costs associated with organization, pre-opening, and start-up activities be expensed as incurred was adopted by ProLogis on January 1, 1999. Through December 31, 1998, ProLogis capitalized costs associated with start-up activities and amortized such costs over an appropriate period, generally five years. ProLogis expensed all unamortized organization and start-up costs, approximating $1.4 million, as a cumulative effect of a change in accounting principle as of January 1, 1999. Subsequent to that date, such costs incurred have been expensed.

3. REAL ESTATE

  Real Estate Investments

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                              2000             1999
                                                           ----------       ----------
Operating facilities:
  Improved land..........................................  $  648,950(1)    $  736,605(1)
  Buildings and improvements.............................   3,619,543(1)     3,871,396(1)
                                                           ----------       ----------
                                                            4,268,493        4,608,001
                                                           ----------       ----------
Facilities under development (including cost of land)....     186,020(2)(3)    186,169(2)
Land held for development................................     187,405(4)       163,696(4)
Capitalized preacquisition costs.........................      47,574(5)        17,085(5)
                                                           ----------       ----------
          Total real estate..............................   4,689,492        4,974,951
Less accumulated depreciation............................     476,982          366,703
                                                           ----------       ----------
          Net real estate................................  $4,212,510       $4,608,248(6)
                                                           ==========       ==========

---------------

(1) As of December 31, 2000 and December 31, 1999, ProLogis had 1,244 and 1,328 operating facilities, respectively, consisting of 126,275,000 and 133,689,000 square feet, respectively.

(2) Facilities under development consist of 41 buildings aggregating 8,711,000 square feet as of December 31, 2000 and 51 buildings aggregating 10,721,000 square feet as of December 31, 1999.

(3) In addition to the December 31, 2000 construction payable of $40.9 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $169.2 million.

(4) Land held for future development consisted of 2,047 acres as of December 31, 2000 and 1,798 acres as of December 31, 1999.

(5) Capitalized preacquisition costs include $32.5 million and $6.3 million of funds on deposit with title companies as of December 31, 2000 and December 31, 1999, respectively.

(6) On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities, ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an equity interest. ProLogis European Properties S.a.r.l. owned real estate with a net book value of $334.9 million as of December 31, 1999. ProLogis contributed the remaining 49.9% of the common stock to ProLogis European Properties Fund on January 7, 2001 for an additional equity interest. See Note 4.

     ProLogis' operating facilities, facilities under development and land held for future development are located in North America (the United States and Mexico) and seven countries in Europe. No individual market represents more than 10% of ProLogis' real estate assets.

                                 PROLOGIS TRUST

  Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of December 31, 2000, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

2001.....................................................  $  435,093
2002.....................................................     360,759
2003.....................................................     276,559
2004.....................................................     200,510
2005.....................................................     137,800
2006 and thereafter......................................     323,467
                                                           ----------
                                                           $1,734,188
                                                           ==========

     ProLogis' largest customer (based on rental income) accounted for 1.5% of ProLogis' rental income (on an annualized basis) for the year ended December 31, 2000. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.2% of ProLogis' rental income (on an annualized basis) for the year ended December 31, 2000.

4. UNCONSOLIDATED ENTITIES:

  Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
Insight(1)..................................................  $    2,470   $  2,442
ProLogis Logistics:
  Investment(2).............................................       7,163     11,549
  Notes receivable..........................................     162,856    135,090
  Mortgage notes receivable.................................      24,082     23,706
  Accrued interest and other receivables....................      36,952     22,262
                                                              ----------   --------
                                                                 231,053    192,607
                                                              ----------   --------
Frigoscandia S.A.:
  Investment(2).............................................     (50,761)   (17,396)
  Notes receivable..........................................     208,945    209,314
  Accrued interest and other receivables....................      33,797     22,090
                                                              ----------   --------
                                                                 191,981    214,008
                                                              ----------   --------
Kingspark S.A.:
  Investment(2).............................................      28,829     23,584
  Notes receivable..........................................     409,440    197,611
  Mortgage notes receivable.................................     103,106    140,668
  Accrued interest and other receivables....................      29,207     19,908
                                                              ----------   --------
                                                                 570,582    381,771
                                                              ----------   --------

                                 PROLOGIS TRUST

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
ProLogis California:
  Investment(3).............................................     131,116    121,325
  Other receivables.........................................       1,127      3,235
                                                              ----------   --------
                                                                 132,243    124,560
                                                              ----------   --------
ProLogis European Properties Fund:
  Investment(4).............................................     145,850     32,800
  Other receivables (payables)..............................       2,088     (7,824)
                                                              ----------   --------
                                                                 147,938     24,976
                                                              ----------   --------
ProLogis European Properties S.a.r.l.(5)....................      84,767         --

ProLogis North American Properties Fund I:
  Investment(6).............................................       9,778         --
  Other receivables.........................................         591         --
                                                              ----------   --------
                                                                  10,369         --
                                                              ----------   --------
ProLogis Principal:
  Investment(7).............................................          71
  Note receivable...........................................      13,250         --
  Accrued interest and other receivables....................          87         --
                                                              ----------   --------
                                                                  13,408         --
                                                              ----------   --------
ProLogis Equipment Services (2)(8)..........................         450         --

GoProLogis(9)...............................................      56,315         --

ProLogis PhatPipe (10):
  Investment................................................      11,542         --
  Other receivables.........................................          30         --
                                                              ----------   --------
                                                                  11,572         --
                                                              ----------   --------
          Total.............................................  $1,453,148   $940,364
                                                              ==========   ========

---------------

 (1) Investment represents ProLogis Development Services' investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis Development Services' share of Insight's earnings or loss. ProLogis Development Services had a 33.3% ownership interest in Insight as of December 31, 2000 and 1999.

 (2) Investment represents ProLogis' investment in the preferred stock of the respective companies including acquisition costs, as adjusted for ProLogis' share of each company's earnings or loss and cumulative translation adjustments, as appropriate.

 (3) Investment represents ProLogis' equity investment in ProLogis California I LLC ("ProLogis California"), a limited liability company that began operations on August 26, 1999, including acquisition costs, as adjusted for ProLogis' share of the earnings or loss of ProLogis California and for the portion of the gain from the disposition of ProLogis' properties to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California. ProLogis had a 50% ownership interest in ProLogis California as of December 31, 2000 and 1999.

                                 PROLOGIS TRUST

 (4) Investment represents ProLogis' equity investment in ProLogis European Properties Fund which began operations on September 23, 1999, including acquisition costs, as adjusted for ProLogis' share of the earnings or loss of ProLogis European Properties Fund, the portion of the gain from the disposition of ProLogis' facilities to ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund and cumulative translation account adjustments, as appropriate. ProLogis' ownership interest in ProLogis European Properties Fund was 34.4% and 19.7% as of December 31, 2000 and 1999, respectively.

 (5) Investment represents ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l., a Luxembourg company, as adjusted for ProLogis' share of the earnings or loss of ProLogis European Properties S.a.r.l. Prior to January 7, 2000, ProLogis owned 100% of the common stock of ProLogis European Properties S.a.r.l. and the accounts of this entity were consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. On January 7, 2000, ProLogis contributed 50.1% of the common stock to ProLogis European Properties Fund in exchange for an equity interest. ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund on January 7, 2001 in exchange for an additional equity interest. ProLogis' ownership interest in ProLogis European Properties Fund increased to 45.6% on January 7, 2001 as a result of this transaction.

 (6) Investment represents ProLogis' and ProLogis Development Services' equity investment in ProLogis North American Properties Fund I LLC, a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for ProLogis' and ProLogis Development Services' share of the earnings or loss of ProLogis North American Properties Fund I and the portion of the gain from the disposition of ProLogis' and ProLogis Development Services' facilities to ProLogis North American Properties Fund I that does not qualify for income recognition due to ProLogis' and ProLogis Development Services' continuing ownership in ProLogis North American Properties Fund I. On a combined basis, ProLogis and ProLogis Development Services had a 20.0% ownership interest in ProLogis North American Properties Fund I as of December 31, 2000.

 (7) Investment represents ProLogis' equity investment in ProLogis Iowa I LLC ("ProLogis Principal"), a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for ProLogis' share of the earnings or loss of ProLogis Principal and the portion of the gain from the disposition of ProLogis' facilities to ProLogis Principal that does not quality for income recognition due to ProLogis' continuing ownership in ProLogis Principal. ProLogis had a 20.0% ownership interest in ProLogis Principal as of December 31, 2000.

 (8) Investment represents ProLogis Development Services' equity investment in ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' share of the earnings or loss of ProLogis Equipment Services. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis Development Services had a 50.0% ownership interest in ProLogis Equipment Services as of December 31, 2000.

 (9) Investment represents ProLogis' investment in GoProLogis Incorporated ("GoProLogis") which has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. This investment was made on July 21, 2000. In addition, investment includes $30.4 million of non-cumulative preferred stock of Vizional Technologies received by GoProLogis under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period and $0.9 million of other costs associated with this investment. ProLogis accounts for its investment in GoProLogis on the equity method. GoProLogis did not receive any dividends from its preferred stock investment in Vizional Technologies in 2000. As of December 31, 2000, ProLogis had deferred $27.7 mil-

                                 PROLOGIS TRUST
     lion of income related to this agreement. ProLogis had a 98% ownership interest in GoProLogis as of December 31, 2000.

(10) Investment represents ProLogis' investment in ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") which has invested $3.5 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. This investment was made on September 20, 2000. ProLogis has committed to fund a total of $8.0 million in ProLogis PhatPipe by March 31, 2001 pursuant to the terms of a stock purchase agreement. In addition, investment includes $8.0 million of non-cumulative preferred stock of PhatPipe received by ProLogis PhatPipe under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period and $43,000 of other costs associated with this investment. ProLogis accounts for its investment in ProLogis PhatPipe on the equity method. ProLogis PhatPipe did not receive any dividends from its preferred stock investment in PhatPipe in 2000. As of December 31, 2000, ProLogis had deferred $7.3 million of income related to this agreement. ProLogis had a 98% ownership interest in ProLogis PhatPipe as of December 31, 2000.

  Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                           2000       1999      1998
                                                         --------   --------   -------
Insight(1).............................................  $     27   $    (77)  $    20
ProLogis Logistics(2)..................................    11,950     10,791     7,349
Frigoscandia S.A.(2)...................................   (20,298)    (4,364)   (7,535)
Kingspark S.A. (2)(3)..................................    43,795     23,855     2,915
ProLogis California(4).................................    13,178      3,917        --
ProLogis North American Properties Fund I(5)...........     1,806         --        --
ProLogis Principal(6)..................................       612         --        --
ProLogis Equipment Services............................      (130)        --        --
GoProLogis(7)..........................................     2,693         --        --
ProLogis PhatPipe(7)...................................       741         --        --
ProLogis European Properties Fund(8)...................    15,648        820        --
ProLogis European Properties S.a.r.l...................     8,041         --        --
ProLogis Garonor(9)....................................        --    (12,423)        6
                                                         --------   --------   -------
                                                         $ 78,063   $ 22,519   $ 2,755
                                                         ========   ========   =======

---------------

(1) Prior to July 1, 1998, this investment was accounted for under the cost method.

(2) Amounts represent 95% of the entity's earnings or loss. Includes interest income on notes due to ProLogis.

(3) ProLogis acquired Kingspark Holding S.A. ("Kingspark S.A.") and its consolidated entities on August 14, 1998. ProLogis' share of Kingspark S.A.'s earnings or loss includes net gains from the disposition of facilities developed by to ProLogis European Properties Fund of $4.3 million in 2000 and $4.5 million in 1999. The gains are net of $2.5 million in 2000 and $1.1 million in 1999 that did not qualify for income recognition by ProLogis due to ProLogis' continuing ownership in ProLogis European Properties Fund.

(4) ProLogis California began operations on August 26, 1999. Amounts recognized include management, leasing and development fees of $2.7 million for 2000 and $0.9 million for 1999.

(5) ProLogis North American Properties Fund was formed on June 30, 2000. Includes management fees of $0.7 million.

(6) ProLogis Principal was formed on June 30, 2000. Includes management fees of $52,000.

                                 PROLOGIS TRUST

(7) Represents license fees earned for the non-exclusive use of the ProLogis Operating System(TM) under licensing agreements.

(8) ProLogis European Properties Fund began operations on September 23, 1999. ProLogis recognizes its share of the earnings or loss of ProLogis European Properties Fund based on its average ownership interest during the period. Amounts recognized include management fees of $5.3 million in 2000 and $0.3 million in 1999. ProLogis began recognizing its share of the earnings or loss of ProLogis European Properties S.a.r.l. under the equity method on January 7, 2000.

(9) On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owned Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the common stock of Garonor Holdings. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings were consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from December 29, 1998 through June 29, 1999 are reflected by ProLogis under the equity method. ProLogis Garonor was transferred to ProLogis European Properties S.a.r.l. prior to ProLogis contributing 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund on January 7, 2000 for an equity interest. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest.

  ProLogis Logistics

     ProLogis owns 100% of the preferred stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics"), representing substantially all of the economic interests. From April 24, 1997 through June 12, 1998, ProLogis Logistics owned between 60.0% and 77.1% of CS Integrated LLC ("CSI"), a temperature- controlled distribution company operating in the United States. ProLogis Logistics increased its ownership interest in CSI to 100% on June 12, 1998. As of December 31, 2000, CSI owned or operated under lease agreements temperature-controlled distribution facilities aggregating 182.2 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities). Of the total, 6.3 million cubic feet was under development.

     As of December 31, 2000, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics and had the following notes and mortgage notes receivable outstanding:

     - $157.8 million unsecured note from ProLogis Logistics; interest at 8.0% per annum; due on April 2002;

     - $5.0 million net unsecured notes from CSI; interest at 10.4% per annum; due March 2004; and

     - $24.1 million net mortgage notes from CSI; secured by operating properties of CSI; interest at 9.5% per annum; due March 2004.

     The common stock of ProLogis Logistics was owned by an unrelated party until January 2, 2001, when it was purchased by CSI/Frigo LLC, a limited liability company whose members are ProLogis and K. Dane Brooksher, ProLogis' chairman. CSI/Frigo LLC also acquired the common stock of Frigoscandia Holding S.A. ("Frigoscandia S.A.") on that date. ProLogis owns 89% of the membership interests and Mr. Brooksher owns 11% of the membership interests of CSI/Frigo LLC. Mr. Brooksher is the managing member of CSI/Frigo LLC. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis will recognize 95% of the economic interests of CSI/Frigo LLC. This transaction did

                                 PROLOGIS TRUST
not result in ProLogis acquiring control of ProLogis Logistics or Frigoscandia S.A., therefore, ProLogis will continue to account for its investments in these entities under the equity method.

     On January 2, 2001, ProLogis Logistics borrowed $125.0 million under ProLogis' U.S. dollar denominated unsecured line of credit agreement as a designated subsidiary borrower under the agreement (see Note 5), the proceeds of which were used to repay $125.0 million of the outstanding notes and accrued interest due to ProLogis (including all of the amounts due from CSI). The remaining amounts due to ProLogis were converted to preferred stock by ProLogis as of January 2, 2001.

  Frigoscandia S.A.

     ProLogis owns 100% of the preferred stock of Frigoscandia S. A., representing substantially all of the economic interests. On January 16, 1998, Frigoscandia S.A., a Luxembourg company, acquired Frigoscandia AB, a temperature-controlled distribution company headquartered in Sweden by acquiring Frigoscandia Holding AB. Frigoscandia Holding AB owns 100% of Frigoscandia AB. As of December 31, 2000, Frigoscandia AB, which operates in 10 European countries, owned or operated under lease agreements 187.7 million cubic feet of temperature-controlled distribution facilities.

     As of December 31, 2000, ProLogis had invested $22.6 million in the preferred stock of Frigoscandia S.A. and had the following notes receivable outstanding:

     - 776.6 million Swedish krona (the currency equivalent of approximately $81.5 million as of December 31, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;

     - 12.8 million euro (the currency equivalent of approximately $11.9 million as of December 31, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand; and

     - $115.5 million unsecured note from Frigoscandia S.A.; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand.

     The common stock of Frigoscandia S.A. was owned by a limited liability company in which unrelated parties owned 5% of the voting interests and Security Capital owned 100% of the non-voting interests until January 2, 2001, when the common stock was purchased by CSI/Frigo LLC.

     As of December 31, 2000, Frigoscandia had a multi-currency revolving credit agreement in the currency equivalent of 360.0 million Deutsche marks through a consortium of 11 European banks. The currency equivalent of approximately $168.1 million was outstanding as of December 31, 2000 and ProLogis had guaranteed 25% of the amount outstanding (ProLogis' guarantee was increased to 100% on March 1, 2001). The loan will be due on March 31, 2001 and bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) plus 1.15%. Frigoscandia is negotiating a new credit agreement that will provide for the currency equivalent of 185.0 million euros of borrowing capacity with interest charged at the relevant index plus 0.90%, to mature on December 31, 2001. ProLogis will guarantee 100% of the borrowings under the new agreement.

  Kingspark S.A.

     ProLogis owns 100% of the preferred stock of Kingspark S.A., representing substantially all of the economic interests. On August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution facility development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark") (collectively "the Kingspark entities"). As of December 31, 2000, the Kingspark entities had 1.6 million square feet of operating facilities at an investment of $139.2 million and 1.5 million square feet of facilities under development with a total budgeted cost of $136.2 million. Additionally, as of December 31, 2000, the Kingspark entities owned 332 acres of land and controlled 1,515 acres of land through

                                 PROLOGIS TRUST
purchase options, letters of intent or contingent contracts. The land owned and controlled by the Kingspark entities has the capacity for the future development of approximately 28.3 million square feet of facilities.

     As of December 31, 2000, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. and had the following notes and mortgage notes receivable outstanding:

     - 187.3 million pounds sterling (the currency equivalent of approximately $280.1 million as of December 31, 2000) outstanding on an unsecured loan facility from ProLogis to the Kingspark entities that provides for borrowings of up to 200 million pounds sterling (the currency equivalent of approximately $299.0 million as of December 31, 2000); interest at 8.0% per annum; due on demand;

     - $129.3 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand;

     - 42.0 million pound sterling (the currency equivalent of approximately $62.9 million, as of December 31, 2000) mortgage note from ProLogis Kingspark; secured by land parcels; interest at 8.0% per annum; due on demand; and

     - 26.9 million pound sterling (the currency equivalent of approximately $40.2 million as of December 31, 2000) mortgage note from the Kingspark entities; secured by land parcels and facilities under development; interest at 7.0% per annum; due on demand.

     The common stock of Kingspark S.A. was owned by a limited liability company, in which unrelated third parties owned 100% of the voting interests and Security Capital owned 100% of the non-voting interests. On January 2, 2001, this common stock was acquired by a limited liability company. ProLogis owns 95% of the membership interests and Mr. Brooksher owns 5% of the membership interests of the company acquiring the common stock and Mr. Brooksher is its managing member. This transaction resulted in ProLogis having control of Kingspark S.A. Accordingly, the accounts of the Kingspark entities will be consolidated in ProLogis' financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships beginning on January 2, 2001.

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to 15.0 million pounds sterling (the currency equivalent of approximately $22.4 million as of December 31, 2000) and has been guaranteed by ProLogis. As of December 31, 2000, no borrowings were outstanding on the line of credit. However, as of December 31, 2000, ProLogis Kingspark had the currency equivalent of approximately $13.8 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.

  ProLogis California I LLC

     ProLogis California began operations on August 26, 1999 as a limited liability company whose members are ProLogis and New York State Common Retirement Fund ("NYSCRF"). As of December 31, 2000, ProLogis California owned 77 operating facilities aggregating 12.4 million square feet and had one 332,000 square foot facility under development (all of which were acquired from ProLogis). All of ProLogis California's facilities are in the Los Angeles/Orange County market. ProLogis had a 50.0% ownership interest in ProLogis California as of December 31, 2000.

                                 PROLOGIS TRUST

     ProLogis' total investment in ProLogis California as of December 31, 2000 consisted of (in millions):

Equity interest............................................   $169.1
Distributions ($13.9 million received in 2000).............    (23.6)
ProLogis' share of ProLogis California's earnings,
  excluding fees earned....................................     12.6
                                                              ------
          Subtotal.........................................    158.1
Adjustments to carrying value(1)...........................    (28.5)
Other, including acquisition costs.........................      1.5
                                                              ------
                                                               131.1
Other receivables..........................................      1.1
                                                              ------
          Total............................................   $132.2
                                                              ======

---------------

(1) Reflects the reduction in carrying value for the amount of net gain on the disposition of properties to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.

  ProLogis European Properties Fund

     ProLogis European Properties Fund was formed on September 16, 1999 and began operations on September 23, 1999. As of December 31, 2000, ProLogis European Properties Fund owned 104 operating facilities aggregating 14.4 million square feet (including 60 facilities aggregating 6.6 million square feet owned by ProLogis European Properties S.a.r.l.). All but 10 of the facilities, aggregating 1.5 million square feet, owned by ProLogis European Properties Fund were acquired from ProLogis or the Kingspark entities.

     ProLogis' total investment in ProLogis European Properties Fund as of December 31, 2000 consisted of (in millions of U.S. dollars):

Equity interest............................................   $155.4
Distributions (all were received in 2000)..................     (4.0)
ProLogis' share of ProLogis European Properties Fund's
  earnings, excluding fees earned..........................      9.1
                                                              ------
          Subtotal.........................................    160.5
Adjustments to carrying value(1)...........................    (14.9)
Other, net.................................................      0.3
                                                              ------
                                                               145.9
Other receivables..........................................      2.0
                                                              ------
          Total............................................   $147.9
                                                              ======

---------------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund.

     On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities, ProLogis European Properties S.a.r.l., to ProLogis European Properties Fund in exchange for an equity interest. ProLogis contributed the remaining 49.9% of the common stock to ProLogis European Properties Fund on January 7, 2001 in exchange for an additional equity interest. As of December 31, 2000, ProLogis had a 34.4% ownership interest in ProLogis European Properties Fund (increased to 45.6% as of January 7, 2001).

                                 PROLOGIS TRUST

     Third parties (19 institutional investors) have invested 325.6 million euros (the currency equivalent of approximately $302.9 million as of December 31, 2000) in ProLogis European Properties Fund and have committed to fund an additional 734.7 million euros (the currency equivalent of approximately $683.4 million as of December 31, 2000) through 2002. ProLogis has also entered into a subscription agreement to make additional capital contributions (excluding the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l.) of
93.2 million euros (the currency equivalent of approximately $86.7 million as of December 31, 2000).

     ProLogis European Properties Fund intends to acquire additional stabilized operating facilities from ProLogis, the Kingspark entities and unrelated parties, including facilities to be developed by ProLogis and the Kingspark entities in the future. Stabilized facilities have been defined for purposes of ProLogis European Properties Fund as facilities that meet minimum leasing criteria and minimum net operating income yields, as defined and established by agreement for each country. ProLogis European Properties Fund has the right to refuse to acquire facilities that ProLogis and the Kingspark entities have developed if they do not meet the established criteria. ProLogis has an agreement to manage ProLogis European Properties Fund for a fee pursuant to a 20-year management agreement.

     ProLogis European Properties Fund has a credit agreement with two international banks for a multi-currency, secured revolving credit facility in the currency equivalent of 500.0 million euros. The credit agreement matures in October 2002. Borrowings can be denominated in sterling currencies or the euro, and will bear interest at rates above the relevant index (LIBOR or Euribor). As of December 31, 2000, 118.2 million euros and 62.6 million pound sterling were outstanding on the line (the currency equivalent of approximately $205.5 million as of December 31, 2000). Of the total borrowings, ProLogis has guaranteed the currency equivalent of approximately $93.0 million as of December 31, 2000.

  ProLogis European Properties S.a.r.l.

     As of December 31, 2000, ProLogis owned 49.9% of the common stock of ProLogis European Properties S.a.r.l. and recognized 49.9% of the earnings of this entity under the equity method for the period from January 7, 2000 to December 31, 2000. ProLogis European Properties Fund owned the remaining 50.1% of the common stock of ProLogis European Properties S.a.r.l. and recognized 50.1% of the earnings of this entity in its income. ProLogis contributed its 49.9% ownership of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund on January 7, 2001 in exchange for an additional equity interest. Of the 6.6 million square feet of operating facilities owned by ProLogis European Properties S.a.r.l. as of December 31, 2000, 6.1 million square feet are located in France, 0.4 million square feet are located in Poland and 0.1 million square feet are located in the Netherlands. Additionally, ProLogis European Properties S.a.r.l. had the currency equivalent of approximately $141.3 million of debt outstanding as of December 31, 2000 (including the currency equivalent of approximately $19.9 million that is guaranteed by ProLogis).

  ProLogis North American Properties Fund I

     ProLogis North American Properties Fund I LLC began operations on June 30, 2000, as a limited liability company whose members are ProLogis, ProLogis Development Services and the State Teachers Retirement Board of Ohio. ProLogis North American Properties Fund I owned 33 operating facilities aggregating 8.0 million square feet as of December 31, 2000. ProLogis and ProLogis Development Services had a combined 20.0% ownership interest in ProLogis North American Properties Fund I as of December 31, 2000.

                                 PROLOGIS TRUST

     ProLogis' and ProLogis Development Services' total investment in ProLogis North American Properties Fund I as of December 31, 2000 consisted of (in millions):

Equity interest.............................................   $18.6
Distributions...............................................    (0.4)
ProLogis' share of ProLogis North American Properties Fund's
  earnings, excluding fees earned...........................     0.3
Adjustments to carrying value(1)............................    (9.1)
Other, net..................................................      .4
                                                               -----
                                                                 9.8
Other receivables...........................................     0.6
                                                               -----
          Total.............................................   $10.4
                                                               =====

---------------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to ProLogis North American Properties Fund I that does not qualify for income recognition due to ProLogis' and ProLogis Development Services' continuing ownership in ProLogis North American Properties Fund I.

     ProLogis North American Properties Fund I acquired three stabilized operating facilities from ProLogis in January 2001 in exchange for an additional equity interest, bringing the combined ownership interest to 41.3%. ProLogis has an agreement to manage ProLogis North American Properties Fund I for a fee for a 10-year period, unless terminated at an earlier date as provided under the terms of the agreement.

  ProLogis Principal

     ProLogis Principal began operations on June 30, 2000, as a limited liability company whose members are ProLogis and Principal Financial Group. ProLogis Principal owned three operating facilities acquired from ProLogis aggregating 440,000 square feet as of December 31, 2000. As of December 31, 2000, ProLogis has a $13.2 million note receivable from ProLogis Principal that earns interest at 8.25% per annum and is due March 31, 2001. ProLogis has an agreement to manage ProLogis Principal's operating facilities for a fee pursuant to a four-year agreement. ProLogis had a 20.0% ownership interest in ProLogis Principal as of December 31, 2000.

     ProLogis' total investment in ProLogis Principal as of December 31, 2000 consisted of (in millions):

Equity interest.............................................   $ 0.6
Adjustments to carrying value(1)............................    (0.4)
                                                               -----
                                                                 0.2
Note receivable.............................................    13.2
                                                               -----
          Total.............................................   $13.4
                                                               =====

---------------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to ProLogis Principal that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis Principal.

                                 PROLOGIS TRUST

  Summarized Financial Information

     Summarized financial information for ProLogis' unconsolidated entities as of and for the year ended December 31, 2000 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                                        PROLOGIS    PROLOGIS NORTH
                                PROLOGIS                                                EUROPEAN       AMERICAN
                                LOGISTICS   FRIGOSCANDIA   KINGSPARK     PROLOGIS      PROPERTIES     PROPERTIES       PROLOGIS
                                   (1)        S.A.(1)       S.A.(1)    CALIFORNIA(2)    FUND(3)       FUND I(4)      PRINCIPAL(5)
                                ---------   ------------   ---------   -------------   ----------   --------------   ------------
Total assets..................   $376.6        $508.5       $636.3        $590.5         $906.9         $383.1          $16.3
Total liabilities(6)..........   $368.5        $566.1       $598.7        $274.3         $412.0         $290.9          $13.7
Minority interest.............   $   --        $  0.4       $   --        $   --         $ 84.8         $   --          $  --
Equity........................   $  8.1        $(58.0)      $ 37.6        $316.2         $410.1         $ 92.2          $ 2.6
Revenues......................   $331.4        $382.9       $ 46.4(7)     $ 63.6         $ 69.6         $ 13.8          $ 1.1
Adjusted EBITDA(8)............   $ 33.5        $ 27.7       $ 43.1        $ 52.0         $ 51.6         $ 10.9          $ 0.7
Net earnings (loss)(9)........   $ (3.6)       $(31.3)(10)  $ 20.0(11)    $ 19.8         $ 28.0(12)     $  1.5          $  --(13)

---------------

 (1) ProLogis had a 95.0% economic interest in each entity as of December 31, 2000.

 (2) ProLogis had a 50.0% ownership interest as of December 31, 2000.

 (3) ProLogis had a 34.4% ownership interest as of December 31, 2000. ProLogis European Properties S.a.r.l. is consolidated with ProLogis European Properties Fund. Minority interest represents ProLogis' 49.9% investment in the common stock of ProLogis European Properties S.a.r.l.

 (4) ProLogis and ProLogis Development Services had a combined 20.0% ownership interest as of December 31, 2000. ProLogis North American Properties Fund I was formed on June 30, 2000.

 (5) ProLogis had a 20.0% ownership interest as of December 31, 2000. ProLogis Principal was formed on June 30, 2000.

 (6) Includes amounts due to ProLogis of $223.9 million from ProLogis Logistics, $242.7 million from Frigoscandia S.A., $541.8 million from Kingspark S.A., $1.1 million from ProLogis California, $2.1 million from ProLogis European Properties Fund, $0.6 million from ProLogis North American Properties Fund I and $13.3 million from ProLogis Principal: and includes loans from third parties (including accrued interest) of $91.4 million for ProLogis Logistics, $185.4 million for Frigoscandia S.A., $262.9 million for ProLogis California, $359.4 million for ProLogis European Properties Fund and $233.8 million for ProLogis North American Properties Fund I.

 (7) Includes $32.3 million of gains related to the disposition of facilities, including a gain of $4.7 million from the disposition of facilities to ProLogis European Properties Fund.

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

 (9) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Statements of Earnings as "Income from unconsolidated entities." The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable.

(10) Includes net foreign currency exchange losses of $0.9 million.

(11) Includes net foreign currency exchange gains of $0.4 million.

(12) Includes net foreign currency exchange gains of $7.1 million.

(13) Net earnings for the year ended December 31, 2000 was $22,000.

                                 PROLOGIS TRUST

5. BORROWINGS:

  Unsecured Lines of Credit

     ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $475.0 million unsecured revolving line of credit. The credit agreement allows ProLogis to increase the available commitment by $25.0 million to a total of $500.0 million. ProLogis Logistics and ProLogis Development Services may also borrow under the credit agreement with such borrowings guaranteed by ProLogis. ProLogis' borrowings under the agreement generally bear interest at LIBOR plus an applicable margin (based upon ProLogis' current senior unsecured debt ratings). ProLogis' borrowings in 2000 were primarily at the 30-day LIBOR rate plus 0.75% (7.31% as of December 31, 2000). Additionally, the credit agreement provides for a facility fee of 0.15% per annum. The credit agreement matures on June 6, 2003 and may be extended for an additional year at ProLogis' option. As of December 31, 2000, ProLogis had $184.7 million of borrowings outstanding on the unsecured line of credit and ProLogis was in compliance with all covenants contained in the credit agreement. As of December 31, 2000, ProLogis Logistics and ProLogis Development Services had not borrowed under the credit agreement.

     In addition, ProLogis has a $55.0 million unsecured discretionary line of credit with Bank of America that matures on June 6, 2001. Of the total, ProLogis can borrow the currency equivalent of $30.0 million in certain foreign currencies with U.S. dollar borrowings limited to $25.0 million. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were $25.0 million of borrowings outstanding on the discretionary line of credit as of December 31, 2000.

     ProLogis has a credit agreement that provides for a 325.0 million euro multi-currency, unsecured revolving line of credit (the currency equivalent of approximately $302.3 million as of December 31, 2000) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acts as agent. Borrowings under the line of credit bear interest at Euribor plus 0.75% or Sterling LIBOR plus 0.75% (borrowings outstanding as of December 31, 2000 were at a weighted average interest rate of 6.23%). The credit agreement provides for an unused commitment fee of 0.375% per annum. As of December 31, 2000, the currency equivalent of approximately $230.1 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

     A summary of ProLogis' unsecured lines of credit borrowings is as follows (dollar amounts in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Weighted average daily interest rate...............      6.33%       6.13%       6.46%
Borrowings outstanding as of December 31...........  $439,822    $ 98,700    $344,300
Weighted average daily borrowings..................  $251,528    $232,821    $174,901
Maximum borrowings outstanding at any month end....  $439,822    $440,100    $344,300
Total borrowing capacity on all lines of credit as
  of December 31...................................  $832,317    $902,340    $375,000

                                 PROLOGIS TRUST

  Senior Unsecured Notes

     ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes outstanding as of December 31, 2000 are summarized as follows (in thousands of dollars):

                                                                                 PRINCIPAL
                                  ORIGINAL    COUPON    MATURITY   PRINCIPAL      PAYMENT
DATE OF ISSUANCE                 PRINCIPAL     RATE       DATE     BALANCE(1)   REQUIREMENT
----------------                 ----------   ------    --------   ----------   -----------
May 16, 1995...................  $   17,500   7.300%    05/15/01   $   17,492       (2)
May 17, 1996...................      25,000   7.250%    05/15/02       24,994       (3)
October 9, 1998................     125,000   7.000%    10/01/03      125,000       (2)
April 26, 1999.................     250,000   6.700%    04/15/04      249,694       (2)
July 20, 1998..................     250,000   7.050%    07/15/06      249,622       (2)
November 20, 1997..............     135,000   7.250%    11/20/07      134,116       (2)
April 26, 1999.................     250,000   7.100%    04/15/08      249,940       (2)
May 17, 1996...................     100,000   7.950%    05/15/08       99,889       (4)
March 2, 1995..................     150,000   8.720%    03/01/09      150,000       (5)
May 16, 1995...................      75,000   7.875%    05/15/09       74,789       (6)
November 20, 1997..............      25,000   7.300%    11/20/09       24,787       (2)
February 4, 1997...............     100,000   7.810%    02/01/15      100,000       (7)
March 2, 1995..................      50,000   9.340%    03/01/15       50,000       (8)
May 17, 1996...................      50,000   8.650%    05/15/16       49,875       (9)
July 11, 1997..................     100,000   7.625%    07/01/17       99,791       (2)
                                 ----------                        ----------
                                 $1,702,500                        $1,699,989
                                 ==========                        ==========

---------------

(1) Amounts are net of applicable unamortized original issue discount.

(2) Principal due at maturity.

(3) Annual principal payments of $12.5 million from May 15, 2001 to May 15,
    2002.

(4) Annual principal payments of $25.0 million from May 15, 2005 to May 15,
    2008.

(5) Annual principal payments of $18.75 million from March 1, 2002 to March 1, 2009.

(6) Annual principal payments of $9.375 million from May 15, 2002 to May 15,
    2009.

(7) Annual principal payments ranging from $10.0 million to $20.0 million from February 1, 2010 to February 1, 2015.

(8) Annual principal payments ranging from $5.0 million to $12.5 million from March 1, 2010 to March 1, 2015.

(9) Annual principal payments ranging from $5.0 million to $12.5 million from May 15, 2010 to May 15, 2016.

     The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. The Notes are redeemable at any time at ProLogis' option. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the $160.0 million of Notes issued on November 20, 1997, note purchase agreements. Under the terms of the indenture agreement and note purchase agreements, ProLogis must meet certain financial covenants and ProLogis was in compliance with all such covenants as of December 31, 2000.

                                 PROLOGIS TRUST

  Secured Debt

     Secured debt as of December 31, 2000 consisted of the following (in thousands):

                                                                                     BALLOON
                                                              PERIODIC               PAYMENT
                                       INTEREST    MATURITY   PAYMENT    PRINCIPAL    DUE AT
DESCRIPTION                            RATE(1)       DATE       DATE      BALANCE    MATURITY
-----------                            --------    --------   --------   ---------   --------
Mortgage notes:
  Rio Grande Industrial Center #1....    8.875%    09/01/01     (2)      $  2,683    $  2,544
  Titusville Industrial Center #1....   10.000     09/01/01     (2)         4,313       4,181
  Prudential Insurance(3)............    8.590     04/01/03     (2)        25,361      23,505
  Sullivan 75 Distribution Center
     #1..............................    9.960     04/01/04     (2)         1,767       1,663
  Charter American Mortgage(3).......    8.750     08/01/04     (2)         6,927       5,818
  West One Business Center #3........    9.000     09/01/04     (2)         4,234       3,847
  Raines Distribution Center.........    9.500     01/01/05     (2)         4,155       2,173
  Prudential Insurance(3)(4).........    6.850     04/01/05     (5)        52,532      48,850
  Consulate Distribution Center
     #300(4).........................    6.970     02/01/06     (2)         3,660       3,585
  Plano Distribution Center #7(4)....    7.020     04/15/06     (2)         3,707       3,015
  Connecticut General Life
     Insurance(3)....................    7.080     03/01/07     (2)       147,166     134,431
  Vista Del Sol Industrial Center #1
     & 2.............................    9.680     08/01/07     (6)         3,128          --
  State Farm Insurance(3)(4).........    7.100     11/01/08     (2)        15,317      13,065
  Placid Street Distribution Center
     #1(4)...........................    7.180     12/01/09     (2)         7,633       6,529
  Earth City Industrial Center #4....    8.500     07/01/10     (6)         2,029          --
  GMAC Commercial Mortgage(3)........    7.750     10/01/10     (6)         7,271          --
  Executive Park Distribution Center
     #3..............................    8.190     03/01/11     (6)           993          --
  Cameron Business Center #1(4)......    7.230     07/01/11     (2)         6,037       4,526
  Platte Valley Industrial Center
     #9..............................    8.100     04/01/17     (6)         3,159          --
  Platte Valley Industrial Center
     #4..............................   10.100     11/01/21     (6)         2,008          --
  Morgan Guaranty Trust(3)...........    7.584     04/01/24     (7)       200,000     127,187
                                                                         --------
                                                                         $504,080
                                                                         ========
Assessment bonds:
  City of Fremont....................    7.000%    03/01/11     (6)      $  8,767          --
  Various(8).........................    (8)         (8)        (6)         1,278          --
                                                                         --------
                                                                         $ 10,045
                                                                         ========
Securitized debt:
  Tranche A..........................    7.740%    02/01/04     (2)      $ 15,998    $ 13,405
  Tranche B..........................    9.940     02/01/04     (2)         7,802       7,215
                                                                         --------
                                                                         $ 23,800
                                                                         ========
          Total secured debt.........                                    $537,925
                                                                         ========

---------------

(1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 7.49%, 7.12% and 8.46%, respectively as of December 31, 2000. The total weighted average interest rate for ProLogis' secured borrowings is 7.53%.

(2) Monthly amortization with a balloon payment due at maturity.

(3) Secured by various distribution facilities.

                                 PROLOGIS TRUST

(4) Mortgage note was assumed by ProLogis in connection with the merger with Meridian. See Note 11. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, as applicable.

(5) Carrying value includes premium. Terms are interest only with stated principal amount of $48.9 million due at maturity.

(6) Fully amortizing.

(7) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.

(8) Includes nine issues of assessment bonds with four municipalities. Interest rates range from 5.50% per annum to 8.75% per annum. Maturity dates range from August 2004 to September 2016.

     Mortgage notes, assessment bonds and securitized debt are secured by real estate with an aggregate undepreciated cost of $927.0 million, $236.3 million and $61.3 million, respectively, as of December 31, 2000.

  Other Unsecured Debt

     As of December 31, 1999, ProLogis had an unsecured term loan in the amount of 200.0 million French francs (the currency equivalent of approximately $30.9 million). This debt was held by ProLogis European Properties S.a.r.l. See Note 4.

  Long-Term Debt Maturities

     Approximate principal payments due on senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) during each of the years in the five-year period ending December 31, 2005 and thereafter are as follows (in thousands):

2001....................................................   $   44,665
2002....................................................       48,898
2003....................................................      184,856
2004....................................................      316,221
2005....................................................      112,063
2006 and thereafter.....................................    1,533,722
                                                           ----------
          Total principal due...........................    2,240,425
Less: Original issue discount...........................       (2,511)
                                                           ----------
          Total carrying value..........................   $2,237,914
                                                           ==========

  Interest Expense

     For 2000, 1999 and 1998, interest expense was $172.2 million, $170.7 million and $77.7 million, respectively, which is net of capitalized interest of $18.5 million, $16.0 million and $19.2 million, respectively. Amortization of deferred loan costs included in interest expense was $4.6 million, $4.4 million and $2.2 million for 2000, 1999 and 1998, respectively. The total interest paid in cash on all outstanding debt was $178.4 million, $169.8 million and $83.2 million during 2000, 1999 and 1998, respectively.

6. MINORITY INTEREST:

     Minority interest represents the limited partners' interests in real estate partnerships controlled by ProLogis. With respect to each of the partnerships either ProLogis or a subsidiary of ProLogis is the sole general partner with all management powers over the business and affairs of the partnership. The limited partners of each partnership generally do not have the right to participate in or exercise management control over the business and

                                 PROLOGIS TRUST
affairs of the partnership. With respect to each partnership the general partner may not, without the written consent of all of the limited partners, take any action that would prevent such partnership from conducting its business, possess the property of the partnership, admit an additional partner or subject a limited partner to the liability of a general partner.

     As of December 31, 2000, ProLogis or a subsidiary of ProLogis is the controlling general partner in five partnerships. In each of these partnerships, the limited partners are entitled to exchange partnership units for Common Shares. Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares. The five partnerships as of December 31, 2000 are as follows:

                                                  INVESTMENT IN                     LIMITED
                                      FORMATION    REAL ESTATE     PROLOGIS'   PARTNERSHIP UNITS
ENTITY                                  DATE      (IN MILLIONS)    OWNERSHIP      OUTSTANDING
------                                ---------   --------------   ---------   -----------------
ProLogis Limited Partnership-I(1)...    1993          $211.0         68.70%         4,520,532(2)
ProLogis Limited Partnership-II.....    1994          $ 58.3         97.80%            90,213(2)
ProLogis Limited Partnership-III....    1994          $ 52.0         86.39%           376,347(2)
ProLogis Limited
  Partnership-IV(3).................    1994          $103.9         98.50%            68,612(2)
Meridian Realty Partners Limited
  Partnership.......................        (4)       $ 10.4         88.00%            29,712(5)

---------------

(1) These facilities cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchanges.

(2) Convertible into Common Shares on a one for one basis.

(3) ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis-IV, Inc. and the contribution of industrial distribution facilities from the limited partner. ProLogis Limited Partnership-IV and ProLogis-IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis-IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 2000, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis-IV, Inc., of $0.4 million and ProLogis-IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $0.4 million.

(4) Acquired in merger with Meridian. See Note 11.

(5) Convertible into Common Shares on a 1.1 for one basis, plus $2.00.

     For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the five partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.

7. SHAREHOLDERS' EQUITY:

  Shares Authorized

     As of December 31, 2000, 275,000,000 shares were authorized. ProLogis' Board of Trustees (the "Board") may increase the number of authorized shares and may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as of distributions, qualifications and terms or conditions of redemption of such shares.

                                 PROLOGIS TRUST

  Preferred Shares

     As of December 31, 2000, ProLogis had four series of cumulative redeemable preferred shares of beneficial interest outstanding (Series A, C, D and E) and one series of cumulative convertible redeemable preferred shares of beneficial interest outstanding (Series B). The Series B preferred shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 Common Shares for each Series B preferred share).

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

     ProLogis' preferred shares as of December 31, 2000 are summarized as follows:

                                                                       DIVIDEND
                                            STATED                 EQUIVALENT BASED    OPTIONAL
                       NUMBER OF SHARES   LIQUIDATION   DIVIDEND    ON LIQUIDATION    REDEMPTION
                         OUTSTANDING      PREFERENCE      RATE        PREFERENCE       DATE(1)
                       ----------------   -----------   --------   ----------------   ----------
Series A Cumulative
  Redeemable
  Preferred Shares...      5,400,000        $25.00       9.40%     $2.35 per share    06/21/00
Series B Cumulative
  Convertible
  Redeemable
  Preferred
  Shares(2)..........      6,256,100        $25.00       7.00%     $1.75 per share    02/21/01(3)
Series C Cumulative
  Redeemable
  Preferred Shares...      2,000,000        $50.00       8.54%     $4.27 per share    11/13/26
Series D Cumulative
  Redeemable
  Preferred Shares...     10,000,000        $25.00       7.92%     $1.98 per share    04/13/03
Series E Cumulative
  Redeemable
  Preferred Shares...      2,000,000        $25.00       8.75%     $2.19 per share    06/30/03

---------------

(1) After this date, the preferred shares can be redeemed at ProLogis' option.

(2) During 2000 and 1999, Series B preferred shares of 764,599 and 516,897, respectively, were converted into 980,216 and 662,661 Common Shares, respectively.

(3) ProLogis will redeem these shares on March 20, 2001.

  Recent Developments

     On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other

                                 PROLOGIS TRUST
conditions. On February 12, 2001 ProLogis announced its call for redemption of all outstanding Series B cumulative convertible redeemable preferred shares at a price of $25.00 per share, plus $0.442 in accrued and unpaid dividends, for an aggregate redemption price of $25.442 per preferred share. The redemption date is March 20, 2001. On or prior to March 13, 2001, the Series B preferred shares could be converted into Common Shares at a conversion rate of 1.282 Common Shares for each Series B preferred share.

  Issuance of Common Shares

     During 2000, ProLogis generated net proceeds of $30.3 million from the issuance of 1,479,000 Common Shares under its 1999 Dividend Reinvestment and Share Purchase Plan and issuance of 163,000 Common Shares under long-term compensation plans. See Note 13. In addition, ProLogis issued: (i) 602,000 Common Shares in connection with the acquisition agreement for the Kingspark entities (see Note 4); (ii) 980,000 Common Shares upon conversion of 765,000 cumulative convertible redeemable Series B preferred shares; and (iii) 238,000 Common Shares to the holders of 216,000 convertible limited partnership units.

  Shelf Registration

     ProLogis has a shelf registration statement on file with the Securities and Exchange Commission that allows ProLogis to issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. These $608.0 million of shelf-registered securities are available for issuance, subject to ProLogis' ability to effect an offering on satisfactory terms.

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

     Security Capital is exempt from the ownership restrictions described above. Security Capital owned 30.2% the outstanding Common Shares as of December 31, 2000. For tax purposes, Security Capital's ownership is attributed to its shareholders.

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

                                 PROLOGIS TRUST

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

8. DISTRIBUTIONS AND DIVIDENDS:

  Common Distributions

     ProLogis' annual distribution per Common Share was $1.34 in 2000, $1.30 in 1999 and $1.24 in 1998. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on Common Shares in 1999 and 1998 and the estimated taxability for 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Per Common Share:
  Ordinary income...........................................  $1.19    $0.84    $1.12
  Capital gains.............................................   0.15     0.35       --
  Return of capital.........................................     --     0.11     0.12
                                                              -----    -----    -----
          Total.............................................  $1.34    $1.30    $1.24
                                                              =====    =====    =====

     The distribution level for 2001 was set at $1.38 per Common Share by the Board in December 2000. Additionally, on December 15, 2000, ProLogis declared a distribution of $0.345 per Common Share payable on February 23, 2001 to holders of Common Shares on February 9, 2001.

                                 PROLOGIS TRUST

  Preferred Dividends

     The annual dividends per preferred share were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              2000(1)   1999(2)   1998(3)
                                                              -------   -------   -------
Series A Cumulative Redeemable Preferred Shares.............   $2.35     $2.35     $2.35
Series B Cumulative Convertible Redeemable Preferred
  Shares....................................................    1.75      1.75      1.75
Series C Cumulative Redeemable Preferred Shares.............    4.27      4.27      4.27
Series D Cumulative Redeemable Preferred Shares.............    1.98      1.98      1.42(4)
Series E Cumulative Redeemable Preferred Shares.............    2.19      1.64(5)     --

---------------

(1) For federal income tax purposes $2.08 of the Series A dividend, $1.55 of the Series B dividend, $3.78 of the Series C dividend, $1.75 of the Series D dividend and $1.94 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(2) For federal income tax purposes $1.65 of the Series A dividend, $1.23 of the Series B dividend, $3.00 of the Series C dividend, $1.39 of the Series D dividend and $1.15 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(3) For federal income tax purposes these dividends are treated as ordinary income to the holders.

(4) For the period from date of issuance to December 31, 1998.

(5) For the period from date of issuance to December 31, 1999.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

     ProLogis' tax return for the year ended December 31, 2000 has not been filed. The taxability information for 2000 is based upon the best available data. ProLogis' tax returns for prior years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.

9. EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        --------   --------   -------
Net earnings attributable to Common Shares............  $157,715   $123,999   $62,231
                                                        ========   ========   =======
Weighted average Common Shares outstanding --
  Basic...............................................   163,651    152,412   121,721
Incremental weighted effect of common stock
  equivalents and contingently issuable shares (see
  Note 13)............................................       750        327       307
                                                        --------   --------   -------
Adjusted weighted average Common Shares outstanding --
  Diluted.............................................   164,401    152,739   122,028
                                                        ========   ========   =======
Basic and diluted per share net earnings attributable
  to Common Shares....................................  $   0.96   $   0.81   $  0.51
                                                        ========   ========   =======

                                 PROLOGIS TRUST

     For the year ended December 31, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.82. The following convertible securities were not included in the calculation of diluted net earnings per Common Share as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000     1999     1998
                                                              ------   ------   -------
Series B cumulative convertible redeemable preferred
  shares....................................................  8,417    9,221    10,055
                                                              =====    =====    ======
Limited partnership units...................................  5,348    5,461     5,070
                                                              =====    =====    ======

10. BUSINESS SEGMENTS:

     ProLogis has three reportable business segments:

     - Property operations represents the long-term ownership and leasing of industrial distribution facilities in the United States, (portions of which are owned through ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal -- See Note 4) Mexico and Europe (portions of which were owned through Garonor Holding (see Note 4), a subsidiary that was recognized under the equity method until June 29, 1999 and through ProLogis European Properties Fund in 2000 and 1999 and ProLogis European Properties S.a.r.l. in 2000 -- See Note 4); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

     - Corporate distribution facilities services business ("CDFS") represents the development of industrial distribution facilities by ProLogis, ProLogis Development Services or the Kingspark entities in the United States, Mexico and Europe (see Note 4) which are often disposed of to third parties or entities in which ProLogis has an ownership interest and the development of industrial distribution facilities by ProLogis, ProLogis Development Services or the Kingspark entities on a fee basis for third parties in the United States, Mexico and Europe; the development activities of ProLogis, ProLogis Development Services and the Kingspark entities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

     - Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.); each company's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location. See Note 4.

                                 PROLOGIS TRUST

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

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                       2000        1999        1998
                                                     ---------   ---------   ---------
Income:
  Property operations:
     United States(1)..............................  $ 476,098   $ 457,592   $ 333,494
     Mexico........................................     15,504      10,503       3,499
     Europe(2).....................................     27,771      16,045       8,059
                                                     ---------   ---------   ---------
          Total property operations segment........    519,373     484,140     345,052
                                                     ---------   ---------   ---------
  CDFS business:
     United States(3)..............................     58,812      28,861      17,421
     Mexico........................................      1,517          --         133
     Europe(4)(5)..................................     61,569      41,673       2,915
                                                     ---------   ---------   ---------
          Total CDFS business segment..............    121,898      70,534      20,469
                                                     ---------   ---------   ---------
  Temperature-controlled distribution operations:
     North America(6)..............................     11,950      10,791       7,349
     Europe(7).....................................    (20,298)     (4,364)     (7,535)
                                                     ---------   ---------   ---------
          Total temperature-controlled distribution
            operations segment.....................     (8,348)      6,427        (186)
                                                     ---------   ---------   ---------
  Reconciling items:
     Interest income...............................      7,267       6,369       2,752
     Income from unconsolidated entities...........      3,331         (78)         20
                                                     ---------   ---------   ---------
          Total reconciling items..................     10,598       6,291       2,772
                                                     ---------   ---------   ---------
          Total income.............................  $ 643,521   $ 567,392   $ 368,107
                                                     =========   =========   =========
Net operating income:
  Property operations:
     United States(1)..............................  $ 448,074   $ 424,633   $ 306,920
     Mexico........................................     15,093      10,569       3,302
     Europe(2).....................................     29,029      15,437       7,710
                                                     ---------   ---------   ---------
          Total property operations segment........    492,196     450,639     317,932
                                                     ---------   ---------   ---------
  CDFS business:
     United States(3)..............................     58,812      28,861      17,421
     Mexico........................................      1,517          --         133
     Europe(4)(5)..................................     61,569      41,673       2,915
                                                     ---------   ---------   ---------
          Total CDFS business segment..............    121,898      70,534      20,469
                                                     ---------   ---------   ---------
  Temperature-controlled distribution operations:
     North America(6)..............................     11,950      10,791       7,349
     Europe(7).....................................    (20,298)     (4,364)     (7,535)
                                                     ---------   ---------   ---------
          Total temperature-controlled distribution
            operations segment.....................     (8,348)      6,427        (186)
                                                     ---------   ---------   ---------

                                 PROLOGIS TRUST

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                       2000        1999        1998
                                                     ---------   ---------   ---------
  Reconciling items:
     Interest income...............................      7,267       6,369       2,752
     Income from unconsolidated entities...........      3,331         (78)         20
     General and administrative expense............    (44,954)    (38,284)    (22,893)
     Depreciation and amortization.................   (151,483)   (152,447)   (100,590)
     Interest expense..............................   (172,191)   (170,746)    (77,650)
     Interest rate hedge expense...................         --        (945)    (26,050)
     Other expenses................................     (5,909)     (4,920)     (6,187)
                                                     ---------   ---------   ---------
          Total reconciling items..................   (363,939)   (361,051)   (230,598)
                                                     ---------   ---------   ---------
          Earnings from operations.................  $ 241,807   $ 166,549   $ 107,617
                                                     =========   =========   =========

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Property operations:
  United States(8)...............................  $3,887,601   $4,017,702   $3,073,248
  Mexico.........................................     113,538      178,253       74,494
  Europe(8)......................................     308,457      387,362      309,639
                                                   ----------   ----------   ----------
          Total property operations segment......   4,309,596    4,583,317    3,457,381
                                                   ----------   ----------   ----------
CDFS business:
  United States..................................     304,697      210,088      148,001
  Mexico.........................................      26,288       13,249       16,465
  Europe(8)......................................     637,207      432,455      224,769
                                                   ----------   ----------   ----------
          Total CDFS business segment............     968,192      655,792      389,235
                                                   ----------   ----------   ----------
Temperature controlled distribution operations:
  North America(8)...............................     231,053      192,607      151,021
  Europe(8)......................................     191,981      214,008      221,566
                                                   ----------   ----------   ----------
          Total temperature controlled
            distribution operations segment......     423,034      406,615      372,587
                                                   ----------   ----------   ----------
Reconciling items:
  Investments in unconsolidated entities.........      70,807        2,442        1,520
  Cash...........................................      57,870       69,338       63,140
  Accounts and notes receivable..................      43,040       31,084        1,313
  Other assets...................................      73,795       99,452       45,553
                                                   ----------   ----------   ----------
          Total reconciling items................     245,512      202,316      111,526
                                                   ----------   ----------   ----------
          Total assets...........................  $5,946,334   $5,848,040   $4,330,729
                                                   ==========   ==========   ==========

---------------

(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal in 2000 and ProLogis California in 1999. See Note 4 for summarized financial information of ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal.

(2) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis European Properties Fund (including net foreign currency exchange gains of $2.3 million) and ProLogis European Properties S.a.r.l.

                                 PROLOGIS TRUST

    (including net foreign currency exchange gains of $2.4 million) in 2000 and ProLogis European Properties Fund (including net foreign currency gains of $0.3 million) in 1999. In 1999, also includes ProLogis' investment in Garonor Holdings (including a $13.0 million net foreign currency exchange loss). See Note 4 for summarized financial information of ProLogis European Properties Fund and for a discussion of Garonor Holdings.

(3) In 2000, includes $3.3 million, $24.5 million and $1.6 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal, respectively. See Note 4.

(4) Includes amounts recognized under the equity method related to ProLogis' investment in the Kingspark entities in 2000, 1999 and 1998 (including $0.3 million of net foreign currency exchange gains in 2000 and $1.5 million and $0.9 million of net foreign currency exchange losses in 1999 and 1998, respectively). See Note 4 for summarized financial information of the Kingspark entities.

(5) Includes $13.7 million and $17.3 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2000 and 1999, respectively. In addition, includes $4.3 million and $4.5 million of net gains recognized under the equity method related to the Kingspark entities' disposition of facilities to ProLogis European Properties Fund in 2000 and 1999, respectively. See Note 4.

(6) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics. See Note 4 for summarized financial information of ProLogis Logistics.

(7) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. (including $0.8 million, $1.3 million and $11.4 million of net foreign currency exchange losses in 2000, 1999 and 1998, respectively). See Note 4 for summarized financial information of Frigoscandia S.A.

(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See also Note 4 for summarized financial information of the unconsolidated entities as of and for the year ended December 31, 2000.

11. MERGER WITH MERIDIAN

     On March 30, 1999, Meridian Industrial Trust, Inc. ("Meridian"), a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.1 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.42 billion of real estate assets, an interest in a temperature-controlled distribution business of $28.7 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

     The following summarized pro forma unaudited information represents the combined historical operating results of ProLogis and Meridian with the appropriate purchase accounting adjustments, assuming the merger with Meridian had occurred on January 1, 1998. The pro forma financial information presented is not necessarily

                                 PROLOGIS TRUST
indicative of what ProLogis' actual operating results would have been had ProLogis and Meridian constituted a single entity during such periods (in thousands, except per share amounts):

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
                                                              ========   ========

12. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 are as follows:

     - In connection with ProLogis' contribution of 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund discussed in Note 4, ProLogis received an equity interest in ProLogis European Properties Fund of approximately $78.0 million. ProLogis European Properties S.a.r.l. had total assets of $403.9 million and total liabilities of $248.1 million. ProLogis has recognized its investment in the remaining 49.9% of the common stock under the equity method since January 7, 2000. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock to ProLogis European Properties Fund for an additional equity interest. See Note 4.

     - ProLogis received $11.4 million, $13.8 million, $18.6 million and $0.6 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal, respectively, in the form of an equity interest in these entities during 2000. Additionally, ProLogis received $13.2 million of the proceeds from its disposition of facilities to ProLogis Principal in the form of a note receivable during 2000. ProLogis received $148.2 million and $23.4 million of the proceeds from its disposition of facilities to ProLogis California and ProLogis European Properties Fund, respectively, in the form of an equity interest in these entities during 1999.

     - ProLogis received $2.1 million of the proceeds from its disposition of facilities to third parties in the form of notes receivable during 2000.

     - In connection with the agreement for the acquisition of the Kingspark entities discussed in Note 4, ProLogis issued 602,000 Common Shares in 2000 valued at $11.9 million.

                                 PROLOGIS TRUST

     - In connection with the merger with Meridian in 1999 discussed in Note 11, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E preferred shares, assumed approximately 1.1 million stock options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).

     - Series B cumulative convertible redeemable preferred shares aggregating $19,115,000, $12,922,000 and $11,568,000 were converted into Common
       Shares in 2000, 1999 and 1998, respectively.

     - Net foreign currency translation adjustments of $(24,003,000), $(9,788,000) and $86,000 were recognized in 2000, 1999 and 1998, respectively.

     - Limited partnership units aggregating $8,169,000 (total minority interest of $13,905,000 less $5,736,000 representing amounts due to ProLogis by the holder of the units), $205,000 and $302,000 were converted into Common Shares in 2000, 1999 and 1998, respectively.

     - Mortgage notes in the amount $39.8 million were assumed in connection with the acquisition of real estate in 1998.

     - Employee share purchase notes in the amount of $1,796,000 were retired in 1998. See Note 13.

13. LONG-TERM COMPENSATION

  Long-Term Incentive Plan and Share Option Plan for Outside Trustees

     ProLogis has a long-term incentive plan (the "Incentive Plan"), which includes an employee share purchase plan, a stock option plan, a restricted share unit plan and a performance share plan. No more than 14,600,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. The Incentive Plan has a 10-year term. Additionally, ProLogis has 500,000 Common Shares authorized for issuance under its Share Option Plan for Outside Trustees (the "Outside Trustees Plan"). As of December 31, 2000, 4,382,000 Common Shares remain to be issued under the Incentive Plan and 406,000 Common Shares remain to be issued under the Outside Trustees Plan.

     Employee Share Purchase Plan

     Under the employee share purchase plan certain employees of ProLogis purchased 1,356,834 Common Shares on September 8, 1997 at a price of $21.21875 per share. ProLogis financed 95% of the total purchase price through ten-year, recourse notes to the participants aggregating $27.3 million. The loans, which have been recognized as a deduction from shareholders' equity, bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options to purchase Common Shares at a price of $21.21875. As of December 31, 2000, there were 930,807 Common Shares securing the employee share purchase notes. The outstanding notes receivable at December 31, 2000 of $18,556,000 include $16,314,000 due from officers of ProLogis.

                                 PROLOGIS TRUST

     Stock Options

     ProLogis has granted stock options under the Incentive Plan and the Outside Trustees Plan. Stock options outstanding as of December 31, 2000 are as follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                 NUMBER OF                         EXPIRATION   REMAINING
                                  OPTIONS     EXERCISE PRICE(1)       DATE        LIFE
                                 ---------   -------------------   ----------   ---------
Outside Trustees Plan(2).......     84,000   $   17.50-$   25.00   2001-2010    6.8 years
Employee stock purchase
  plan(3)......................  1,923,874        $21.21875          2007       6.7 years
Stock option plan(2)(3):
  1997 awards..................    234,701   $21.21875-$23.96875     2007       6.7 years
  1998 awards..................  1,217,610   $ 20.9375-$  24.625     2008       7.8 years
  1999 awards..................  1,265,689   $ 17.1875-$19.71875     2009       8.7 years
  2000 awards..................  1,251,045   $ 20.0625-$   24.25     2010       9.7 years
Meridian options(4)............    359,724   $  16.375-$ 23.9375     2004       3.2 years
Options sold to unconsolidated
  entities(2)..................  1,383,963   $  18.625-$ 24.5625   2008-2010    8.6 years
                                 ---------
          Total................  7,720,606
                                 =========

---------------

(1) Exercise price was equal to the average of the high and low market price on the date of grant.

(2) The holders are awarded dividend equivalent units each year of the plan, except for holders of 24,000 options issued under the Outside Trustees Plan prior to 1999.

(3) Graded vesting at various rates over periods from one to 10 years, subject to certain conditions.

(4) Options are fully exercisable. Options issued to holders of Meridian options are exercisable into 1.1 Common Shares, plus $2.00. See Note 11.

     The weighted average fair value of the stock options issued under the Incentive Plan to ProLogis' employees, issued under the Outside Trustees Plan and sold to unconsolidated entities during 2000 was $3.41 per option (excluding the value of the DEUs to be earned). The activity with respect to ProLogis' stock option plans for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                                                   WEIGHTED
                                                                   AVERAGE     NUMBER OF
                                                       NUMBER OF   EXERCISE     OPTIONS
                                                        OPTIONS     PRICE     EXERCISABLE
                                                       ---------   --------   -----------
Balance at December 31, 1997.........................  3,103,291    $21.21     1,129,448
  Granted/Sold.......................................  2,011,392     21.17       870,787
  Exercised..........................................         --        --            --
  Forfeited..........................................   (251,473)    21.22            --
                                                       ---------    ------     ---------
Balance at December 31, 1998.........................  4,863,210     21.19     2,000,235
  Granted/Sold.......................................  2,066,133     20.41       458,204
  Issued in merger with Meridian (Note 11)...........  1,025,850     20.13     1,025,850
  Exercised..........................................     (4,000)    15.50        (4,000)
  Forfeited..........................................   (487,985)    21.02            --
                                                       ---------    ------     ---------

                                 PROLOGIS TRUST

                                                                   WEIGHTED
                                                                   AVERAGE     NUMBER OF
                                                       NUMBER OF   EXERCISE     OPTIONS
                                                        OPTIONS     PRICE     EXERCISABLE
                                                       ---------   --------   -----------
Balance at December 31, 1999.........................  7,463,208     20.37     3,480,289
  Granted/Sold.......................................  1,702,028     23.94            --
  Exercised..........................................   (744,171)    19.80      (744,171)
  Forfeited..........................................   (700,459)    20.55            --
                                                       ---------    ------     ---------
Balance at December 31, 2000.........................  7,720,606    $21.11     2,736,118
                                                       =========    ======     =========

     ProLogis did not recognize compensation expense in 2000, 1999 or 1998 related to stock options granted as the exercise price of all options granted was equal to the average of the high and low market price on the date of grant. Had compensation expense for these plans been determined using an option valuation model as provided in SFAS No. 123, ProLogis net earnings attributable to Common Shares and net earnings per Common Share would change as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        --------   --------   -------
Net earnings attributable to Common Shares:
  As reported.........................................  $157,715   $123,999   $62,231
  Pro forma...........................................   154,857    121,767    60,805
Basic and diluted net earnings per Common Share:
  As reported -- basic and diluted....................  $   0.96   $   0.81   $  0.51
  Pro forma -- basic..................................      0.95       0.80      0.50
  Pro forma -- diluted................................      0.94       0.80      0.50

     Since stock options vest over several years and additional grants are likely to be made in future years, the pro forma compensation cost may not be representative of that to be expected in future years.

     The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       2000         1999         1998
                                                    ----------   ----------   ----------
Risk-free interest rate...........................    4.99%        6.58%        4.74%
Forecasted dividend yield.........................    5.65%        6.10%        7.36%
Volatility........................................    22.28%       23.01%       27.37%
Weighted average option life......................  6.25 years   6.25 years   6.75 years

                                 PROLOGIS TRUST

     Restricted Share Units ("RSUs")

     RSUs in the form of Common Shares are awarded at a rate of one Common Share per RSU from time to time to employees of ProLogis. The RSUs are valued on the award date based upon the market price of the Common Shares on that date. ProLogis recognizes the value of the RSUs awarded over the applicable vesting period as compensation expense. As of December 31, 2000, there were 587,500 RSUs outstanding at a total value of $12.6 million, of which $4.4 million has been expensed. As of December 31, 2000, 166,250 of the outstanding RSUs are vested. The remaining RSUs will vest as follows:

2001......................................................    76,875
2002......................................................   116,875
2003......................................................    46,300
2004......................................................    41,875
2005......................................................    55,575
2006 and thereafter.......................................    83,750
                                                             -------
          Total...........................................   421,250
                                                             =======

     Performance Share Plan

     Under the performance share plan certain employees are awarded Common Shares if performance criteria is met. On December 31, 2000, 174,675 Common Shares valued at $3.9 million were awarded under the plan, based upon the criteria established for 2000. The entire award will vest on December 31, 2002. ProLogis will recognize the related compensation expense over the two-year vesting period beginning January 1, 2001.

     Dividend Equivalent Units ("DEUs")

     DEUs in the form of Common Shares are awarded at a rate of one Common Share per DEU on December 31st of each year that the underlying stock options, RSUs or performance shares are outstanding. The DEUs vest to the same extent the underlying award vests. The DEUs are valued on the award date based upon the market price of the Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period of the related award. Of the total RSUs outstanding, 167,500 RSUs do not earn DEUs but rather earn dividends at ProLogis' current Common Share distribution rate. As of December 31, 2000, there were 492,319 DEUs outstanding, of which 53,501 were vested. The DEUs outstanding have a total value of $10.5 million, of which $2.8 million has been expensed as of December 31, 2000.

  401(k) Savings Plan and Trust

     ProLogis has a 401(k) Savings Plan and Trust ("401(k) Plan"), that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation (within the statutory compensation limit). The vesting of contributed Common Shares is based on the employees' years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2000, no Common Shares have been issued under the 401(k) Plan as all matching contributions have been made with Common Shares purchased in the public market. A total of 190,000 Common Shares have been authorized for issuance under the 401(k) Plan.

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

                                 PROLOGIS TRUST

  Warrants

     During 1998, warrants were exercised into 11,764 Common Shares at an exercise price of $10.00. There were no outstanding warrants as of December 31, 2000.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected quarterly financial data (in thousands, except for per share amounts) for 2000 and 1999 is as follows:

                                                  THREE MONTHS ENDED,
                                  ---------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    TOTAL
                                  ---------   --------   -------------   ------------   --------
2000:
  Rental income.................  $120,809    $119,696     $121,519        $118,064     $480,088
                                  ========    ========     ========        ========     ========
  Earnings from operations......  $ 62,526    $ 52,612     $ 67,194        $ 59,475     $241,807
  Minority interest share in
     earnings...................     1,654       1,435        1,228           1,269        5,586
  Gain (loss) on disposition of
     real estate................     5,108      (4,801)         702             305        1,314
  Foreign currency exchange
     gains (losses), net........    (6,520)    (11,929)      (1,929)          2,451      (17,927)
  Total income taxes............       117         708        2,000           2,305        5,130
                                  --------    --------     --------        --------     --------
  Net earnings..................    59,343      33,739       62,739          58,657      214,478
  Less preferred share
     dividends..................    14,405      14,150       14,120          14,088       56,763
                                  --------    --------     --------        --------     --------
  Net earnings attributable to
     Common Shares..............  $ 44,938    $ 19,589     $ 48,619        $ 44,569     $157,715
                                  ========    ========     ========        ========     ========
     Basic net earnings
       attributable to Common
       Shares...................  $   0.28    $   0.12     $   0.30        $   0.27     $   0.96
                                  ========    ========     ========        ========     ========
     Diluted net earnings
       attributable to Common
       Shares...................  $   0.28    $   0.12     $   0.29        $   0.27     $   0.96
                                  ========    ========     ========        ========     ========
1999:
  Rental income.................  $ 97,161    $131,251     $135,503        $127,911     $491,826
                                  ========    ========     ========        ========     ========
  Earnings from operations......  $ 25,046    $ 33,290     $ 58,674        $ 49,539     $166,549
  Minority interest share in
     earnings...................     1,169       1,434        1,139           1,237        4,979
  Gain on disposition of real
     estate.....................       715          --       25,643          12,636       38,994
  Foreign currency exchange
     gains (losses), net........    (8,283)     (4,012)       5,830         (10,353)     (16,818)
  Total income taxes............       374         585          534             (21)       1,472
                                  --------    --------     --------        --------     --------
  Earnings before cumulative
     effect in accounting
     change.....................    15,935      27,259       88,474          50,606      182,274
  Cumulative effect of
     accounting change..........     1,440          --           --              --        1,440
                                  --------    --------     --------        --------     --------
  Net earnings..................    14,495      27,259       88,474          50,606      180,834
  Less preferred share
     dividends..................    13,445      14,493       14,453          14,444       56,835
                                  --------    --------     --------        --------     --------
  Net earnings attributable to
     Common Shares..............  $  1,050    $ 12,766     $ 74,021        $ 36,162     $123,999
                                  ========    ========     ========        ========     ========

                                 PROLOGIS TRUST

                                                  THREE MONTHS ENDED,
                                  ---------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    TOTAL
                                  ---------   --------   -------------   ------------   --------
  Per Common Share:
     Basic net earnings
       attributable to Common
       Shares before cumulative
       effect of accounting
       change...................  $   0.02    $   0.08     $   0.46        $   0.22     $   0.82
     Cumulative effect of
       accounting change........     (0.01)         --           --              --        (0.01)
                                  --------    --------     --------        --------     --------
     Basic net earnings
       attributable to Common
       Shares...................  $   0.01    $   0.08     $   0.46        $   0.22     $   0.81
                                  ========    ========     ========        ========     ========
     Diluted earnings
       attributable to Common
       Shares before cumulative
       effect of accounting
       change...................  $   0.02    $   0.08     $   0.44        $   0.22     $   0.82
     Cumulative effect of
       accounting change........     (0.01)         --           --              --        (0.01)
                                  --------    --------     --------        --------     --------
     Diluted net earnings
       attributable to Common
       Shares...................  $   0.01    $   0.08     $   0.44        $   0.22     $   0.81
                                  ========    ========     ========        ========     ========

15. RELATED PARTY TRANSACTIONS:

     ProLogis leases space to Security Capital and certain of its affiliates on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties.

     ProLogis' rental income related to these leases were $757,000, $756,000 and $717,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, 109,804 square feet were leased to related parties. The annualized rental revenues for these leases are $763,000.

     On September 8, 1997, ProLogis and Security Capital entered into an administrative services agreement (the "ASA"). Under the ASA, Security Capital provided ProLogis with certain administrative and other services as determined by ProLogis (certain services originally provided under the ASA were transferred to ProLogis employees). ProLogis' fees under the ASA were $2.5 million, $3.5 million and $3.7 million for 2000, 1999 and 1998, respectively. Of these fees, $0.4 million, $0.6 million and $0.7 million were capitalized in 2000, 1999 and 1998, respectively. ProLogis recognizes the ASA fees related to property management activities as a component of rental expenses. ProLogis began transitioning these functions from Security Capital during 2000 and, as of December 31, 2000, ProLogis had assumed substantially all of the functions previously provided by Security Capital. The ASA expired on December 31, 2000. Security Capital is continuing to provide the services net yet assumed by ProLogis under a month-to-month agreement until the transition is completed.

     During 2000, ProLogis paid investment advisory fees of $104,000 to Security Capital Markets Group Incorporated, a registered broker-dealer subsidiary of Security Capital, related to additional equity contributed by NYSCRF to ProLogis California during 2000 (see Note 4). During 1999, ProLogis paid investment advisory fees to Security Capital Markets Group aggregating $15.6 million. The fees were incurred in connection with the merger with Meridian ($1.54 billion purchase price -- see Note 11), the formation of ProLogis California which generated $148.2 million of outside equity capital to ProLogis (see Note 4) and the formation of the ProLogis European Properties Fund (the currency equivalent of over $1 billion as of December 31, 1999 of third party capital invested or committed -- see Note 4).

                                 PROLOGIS TRUST

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

     As of December 31, 2000 and 1999, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit balances approximate fair value as of those dates since the interest rate fluctuates based on published market rates. As of December 31, 2000 and 1999, the fair values of the senior unsecured debt and the secured debt (including mortgage notes, assessment bonds and securitized debt) have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair value of ProLogis' senior unsecured debt and secured debt from the carrying value in the table below are the result of differences in the interest rates available to ProLogis as of December 31, 2000 and 1999, from the interest rates in effect at the dates of issuance. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates.

     As of December 31, 2000 and 1999, the fair value of ProLogis' derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers.

     The following table reflects the carrying amount and estimated fair value of ProLogis' financial instruments (in thousands):

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                2000                      1999
                                       -----------------------   -----------------------
                                        CARRYING                  CARRYING
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
Balance sheet financial instruments:
  Senior unsecured debt..............  $1,699,989   $1,703,737   $1,729,630   $1,656,445
  Secured debt.......................  $  537,925   $  543,967   $  565,776   $  547,428
Derivative financial instruments:
  Foreign currency put option
     contracts.......................  $      446   $      446   $      628   $      628
  Interest rate swap agreements......  $       --   $       --   $       --   $    7,998

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

                                 PROLOGIS TRUST

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

     The following table summarizes the activity in derivative financial instruments for the years ended December 31, 2000 and 1999 (in millions):

                                                                    INTEREST      FOREIGN
                                                   INTEREST RATE   RATE SWAP    CURRENCY PUT
                                                     CONTRACTS     AGREEMENTS    OPTIONS(1)
                                                   -------------   ----------   ------------
Notional amounts as of December 31, 1998.........     $ 75.0        $   75.0       $   --
New contracts....................................         --           169.9(2)      27.1
Matured or expired contracts.....................         --              --         (3.9)
Terminated contracts.............................      (75.0)          (75.0)          --
                                                      ------        --------       ------
Notional amounts as of December 31, 1999.........     $   --        $  169.9       $ 23.2
New contracts....................................         --              --         55.5
Matured or expired contracts.....................         --              --        (34.9)
                                                                      (169.9)
Contracts transferred............................         --                (2)        --
                                                      ------        --------       ------
Notional amounts as of December 31, 2000.........     $   --        $     --       $ 43.8
                                                      ======        ========       ======

---------------

(1) ProLogis entered into foreign currency put option contracts during 2000 and 1999 related to its operations in Europe. The put option contracts provide ProLogis with the option to exchange euros for U.S. dollars at a fixed exchange rate such that if the euro were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts represent the U.S. dollar equivalent related to the put option contracts with notional amounts of 47.1 million euros and 23.0 million euros as of December 31, 2000 and 1999, respectively. The outstanding contracts do not qualify for hedge accounting treatment and were marked to market through income as of December 31, 2000 and 1999. ProLogis recognized aggregate income of $627,000 in 2000 and aggregate expense of $92,000 in 1999 on the put option contracts including mark to market expense of $854,000 in 2000 and $47,000 in 1999. See Note 1.

(2) Represents interest rate swap agreements related to debt of ProLogis European Properties S.a.r.l. See Note 4.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust:

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of ProLogis Trust included in this Form 10-K, and have issued our report thereon dated March 15, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III -- Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen, LLP

Chicago, Illinois
March 15, 2001

                                 PROLOGIS TRUST

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
OPERATING PROPERTIES
Atlanta, Georgia
  Atlanta Airport Distribution
    Center.....................      6             $  3,437    $       --       $   15,445
  Atlanta NE at Sugarloaf......      1                  203            --            1,993
  Atlanta NE Distribution
    Center.....................      8      (d)       5,582         3,047           24,151
  Atlanta West Distribution
    Center.....................     20                6,771        34,785           12,121
  Carter-Pacific Business
    Center.....................      3                  556         3,151              743
  Cedars Distribution Center...      2                2,622        14,856            3,800
  Cobb Place Distribution
    Center.....................      2                1,579            --            8,682
  International Airport
    Industrial Center..........      9      (e)       2,939        14,146            5,164
  LaGrange Distribution
    Center.....................      1                  174           986              139
  Northeast Industrial
    Center.....................      4                1,109         6,283            1,548
  Northmont Industrial
    Center.....................      1                  566         3,209              226
  Oakcliff Industrial Center...      3                  608         3,446              446
  Olympic Industrial Center....      2                  698         3,956            1,626
  Peachtree Commerce Business
    Center.....................      4      (e)         707         4,004            1,576
  Piedmont Court Distribution
    Center.....................      2                  885         5,013            4,761
  Plaza Industrial Center......      1                   66           372               90
  Pleasantdale Industrial
    Center.....................      2                  541         3,184              449
  Riverside Distribution
    Center.....................      4                2,827        15,821            1,961
  Sullivan 75 Distribution
    Center.....................      3      (f)         728         2,786            2,760
  Tradeport Distribution
    Center.....................      3                1,464         4,563            5,749
  Weaver Distribution Center...      2                  935         5,182              791
  Westfork Industrial Center...     10                2,483        14,115            1,049
  Zip Industrial Center........      2                  269         1,527              261
Austin, Texas
  Corridor Park Corporate
    Center.....................      8                2,109         1,681           19,442
  Montopolis Distribution
    Center.....................      1                  580         3,384              667
  Rutland Distribution
    Center.....................      2                  460         2,617              315
  Southpark Corporate Center...      7                1,946            --           15,037
  Walnut Creek Corporate
    Center.....................     17                3,626         5,649           26,539
Birmingham, Alabama
  Oxmoor Distribution Center...      4                2,398        13,591              875
  Perimeter Distribution
    Center.....................      2                2,489        14,109              955

                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
OPERATING PROPERTIES
Atlanta, Georgia
  Atlanta Airport Distribution
    Center.....................  $    5,188    $   13,694    $   18,882     $  (1,513)       1996, 1997, 1998
  Atlanta NE at Sugarloaf......         381         1,815         2,196            --              2000
  Atlanta NE Distribution
    Center.....................       6,276        26,504        32,780        (3,775)          1996, 1997
  Atlanta West Distribution
    Center.....................       6,774        46,903        53,677        (9,102)          1994, 1996
  Carter-Pacific Business
    Center.....................         556         3,894         4,450          (740)             1995
  Cedars Distribution Center...       2,622        18,656        21,278          (869)             1999
  Cobb Place Distribution
    Center.....................       2,101         8,160        10,261          (338)             1999
  International Airport
    Industrial Center..........       2,972        19,277        22,249        (3,900)          1994, 1995
  LaGrange Distribution
    Center.....................         174         1,125         1,299          (248)             1994
  Northeast Industrial
    Center.....................       1,050         7,890         8,940        (1,249)             1996
  Northmont Industrial
    Center.....................         566         3,435         4,001          (733)             1994
  Oakcliff Industrial Center...         608         3,892         4,500          (761)             1995
  Olympic Industrial Center....         757         5,523         6,280          (976)             1996
  Peachtree Commerce Business
    Center.....................         707         5,580         6,287        (1,076)             1994
  Piedmont Court Distribution
    Center.....................         885         9,774        10,659          (854)             1997
  Plaza Industrial Center......          66           462           528           (96)             1995
  Pleasantdale Industrial
    Center.....................         541         3,633         4,174          (764)             1995
  Riverside Distribution
    Center.....................       2,850        17,759        20,609          (843)          1997, 1999
  Sullivan 75 Distribution
    Center.....................         728         5,546         6,274        (1,200)          1994, 1995
  Tradeport Distribution
    Center.....................       1,479        10,297        11,776        (1,787)          1994, 1996
  Weaver Distribution Center...         935         5,973         6,908        (1,198)             1995
  Westfork Industrial Center...       2,483        15,164        17,647        (2,827)             1995
  Zip Industrial Center........         269         1,788         2,057            --              1996
Austin, Texas
  Corridor Park Corporate
    Center.....................       2,777        20,455        23,232        (2,436)       1995, 1996, 2000
  Montopolis Distribution
    Center.....................         580         4,051         4,631        (1,026)             1994
  Rutland Distribution
    Center.....................         462         2,930         3,392          (684)             1993
  Southpark Corporate Center...       1,946        15,037        16,983        (2,766)       1994, 1995, 1996
  Walnut Creek Corporate
    Center.....................       3,685        32,129        35,814        (4,467)       1995, 1996, 1999
Birmingham, Alabama
  Oxmoor Distribution Center...       2,398        14,466        16,864        (3,282)             1994
  Perimeter Distribution
    Center.....................       2,490        15,063        17,553        (3,374)             1994

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
Charlotte, North Carolina
  Barringer Industrial
    Center.....................      3                  308         1,746              587
  Bond Distribution Center.....      2                  905         5,126              904
  Carowinds Distribution
    Center.....................      1                3,600        20,400               --
  Charlotte Commerce Center....     10      (d)       4,341        24,954            4,014
  Charlotte Distribution
    Center.....................     11      (d)       5,473            --           29,134
  Charlotte Distribution Center
    South......................      1                  309            --            4,734
  Interstate North Business
    Park.......................      2                  535         3,030              316
  Northpark Distribution
    Center.....................      2      (d)       1,183         6,707              538
Chattanooga, Tennessee
  Stone Fort Distribution
    Center.....................      4                2,063        11,688              532
  Tiftonia Distribution
    Center.....................      1                  146           829              184
Chicago, Illinois
  Addison Distribution
    Center.....................      1                  646         3,662              443
  Alsip Distribution Center....      2      (f)       2,093        11,859            6,774
  Bedford Park Distribution
    Center.....................      2                1,142         6,469              207
  Bensenville Distribution
    Center.....................      2                1,668         9,448           10,416
  Bloomingdale 100 Business
    Center.....................      3                  940            --            9,635
  Bolingbrook Distribution
    Center.....................      2                4,565        25,864              447
  Bridgeview Distribution
    Center.....................      4                1,302         7,378              964
  Des Plaines Distribution
    Center.....................      3                2,158        12,232            1,545
  Elk Grove Distribution
    Center.....................     20    (e)(f)      7,689        43,568            4,998
  Elmhurst Distribution
    Center.....................      1                  713         4,043              144
  Glendale Heights Distribution
    Center.....................      3                3,903        22,119              481
  Glenview Distribution
    Center.....................      2    (e)(f)      1,156         6,550              745
  Itasca Distribution Center...      3                1,613         9,143              328
  Lombard Distribution
    Center.....................      1      (f)       1,170         6,630               68
  Mitchell Distribution
    Center.....................      1      (e)       1,236         7,004            1,104
  North Avenue Distribution
    Center.....................      2                3,201            --            8,836
  Northlake Distribution
    Center.....................      1                  372         2,106               69
  O'Hare Cargo Distribution
    Center.....................      2                3,566            --           18,780
  Pleasant Prairie Distribution
    Center.....................      1                1,314         7,450               --
  Romeoville Distribution
    Center.....................      2                1,104         6,258                3

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
Charlotte, North Carolina
  Barringer Industrial
    Center.....................         308         2,333         2,641          (528)             1994
  Bond Distribution Center.....         905         6,030         6,935        (1,356)             1994
  Carowinds Distribution
    Center.....................       3,600        20,400        24,000        (1,162)             1999
  Charlotte Commerce Center....       4,342        28,967        33,309        (6,316)             1994
  Charlotte Distribution
    Center.....................       7,784        26,823        34,607        (3,437)      1995, 1996, 1997,
                                                                                                1998, 2000
  Charlotte Distribution Center
    South......................       1,062         3,981         5,043          (191)             1999
  Interstate North Business
    Park.......................         535         3,346         3,881          (457)             1997
  Northpark Distribution
    Center.....................       1,184         7,244         8,428          (949)          1994, 1998
Chattanooga, Tennessee
  Stone Fort Distribution
    Center.....................       2,063        12,220        14,283        (2,525)             1994
  Tiftonia Distribution
    Center.....................         146         1,013         1,159          (193)             1995
Chicago, Illinois
  Addison Distribution
    Center.....................         640         4,111         4,751          (643)             1997
  Alsip Distribution Center....       2,549        18,177        20,726        (1,915)          1997, 1999
  Bedford Park Distribution
    Center.....................       1,142         6,676         7,818          (627)          1996, 1999
  Bensenville Distribution
    Center.....................       1,667        19,865        21,532        (1,826)             1997
  Bloomingdale 100 Business
    Center.....................       3,959         6,616        10,575            --           1999, 2000
  Bolingbrook Distribution
    Center.....................       4,564        26,312        30,876        (1,517)             1999
  Bridgeview Distribution
    Center.....................       1,303         8,341         9,644        (1,290)             1996
  Des Plaines Distribution
    Center.....................       2,159        13,776        15,935        (2,167)          1995, 1996
  Elk Grove Distribution
    Center.....................       7,689        48,566        56,255        (5,591)      1995, 1996, 1997,
                                                                                                1998, 1999
  Elmhurst Distribution
    Center.....................         713         4,187         4,900          (512)             1997
  Glendale Heights Distribution
    Center.....................       3,903        22,600        26,503        (1,303)             1999
  Glenview Distribution
    Center.....................       1,156         7,295         8,451          (587)          1996, 1999
  Itasca Distribution Center...       1,613         9,471        11,084          (980)       1996, 1997, 1998
  Lombard Distribution
    Center.....................       1,170         6,698         7,868          (386)             1999
  Mitchell Distribution
    Center.....................       1,236         8,108         9,344        (1,320)             1996
  North Avenue Distribution
    Center.....................       2,047         9,990        12,037          (977)          1997,1998
  Northlake Distribution
    Center.....................         372         2,175         2,547          (341)             1996
  O'Hare Cargo Distribution
    Center.....................       5,924        16,422        22,346          (817)             1997
  Pleasant Prairie Distribution
    Center.....................       1,315         7,449         8,764          (424)             1999
  Romeoville Distribution
    Center.....................       1,104         6,261         7,365          (356)             1999

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
  South Holland Distribution
    Center.....................      2      (f)       1,156         6,550              327
  Woodale Distribution
    Center.....................      1                  263         1,490               99
Cincinnati, Ohio
  Airpark Distribution
    Center.....................      6      (d)       2,986            --           23,256
  Blue Ash/Interstate
    Distribution Center........      1                  144           817              522
  Capital Distribution Center
    I..........................      4      (d)       1,750         9,922            1,332
  Capital Distribution Center
    II.........................      5      (d)       1,953        11,067            2,194
  Capital Industrial Center
    I..........................     10      (d)       1,039         5,885            2,168
  Constitution Distribution
    Center.....................      1                1,465         8,301                1
  Empire Distribution Center...      3      (d)         529         2,995              693
  Kentucky Drive Business
    Center.....................      4                  553         3,134              934
  Production Distribution
    Center.....................      2      (g)         717         2,717            2,690
  Sharonville Distribution
    Center.....................      3      (d)       1,761            --           11,340
  Springdale Commerce Center...      3                  421         2,384            1,067
  Union Center Business Park...      3                2,852            --           21,443
Columbus, Ohio
  Canal Pointe Distribution
    Center.....................      1                1,237         7,013                1
  Capital Park South
    Distribution Center........      6      (d)       2,551            --           35,718
  Charter Street Distribution
    Center.....................      1      (f)       1,245         7,055                3
  Columbus West Industrial
    Center.....................      3      (d)         645         3,655              905
  Corporate Park West..........      2      (d)         679         3,849              305
  Crosswinds Distribution
    Center.....................      1      (f)       4,181        23,693                5
  Fisher Distribution Center...      1                1,197         6,785            1,565
  Foreign Trade Center I.......      5                6,527        36,989            3,231
  International Street
    Commerce...................      2                  455            --            6,663
  McCormick Distribution
    Center.....................      5                1,664         9,429            2,201
  New World Distribution
    Center.....................      1                  207         1,173            1,116
  South Park Distribution
    Center.....................      1                1,086         6,151                5
  Westbelt Business Center.....      2      (d)         465         2,635              249
Dallas/Fort Worth, Texas
  Carter Industrial Center.....      1                  334            --            2,486
  Centerport Distribution
    Center.....................      2      (f)       1,558         8,830              189
  Dallas Corporate Center......     11      (e)       5,714            --           34,498
  Enterprise Distribution
    Center.....................      3                2,719        15,410               --
  Freeport Distribution
    Center.....................      4                1,393         5,549            4,079
  Freeport Corporation
    Center.....................      2                2,173            --           14,210

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
  South Holland Distribution
    Center.....................       1,156         6,877         8,033          (396)             1999
  Woodale Distribution
    Center.....................         263         1,589         1,852          (200)             1997
Cincinnati, Ohio
  Airpark Distribution
    Center.....................       6,001        20,241        26,242        (2,353)    1996, 1998, 1999, 2000
  Blue Ash/Interstate
    Distribution Center........         144         1,339         1,483          (234)             1995
  Capital Distribution Center
    I..........................       1,751        11,253        13,004        (2,288)             1994
  Capital Distribution Center
    II.........................       1,953        13,261        15,214        (2,783)             1994
  Capital Industrial Center
    I..........................       1,105         7,987         9,092        (1,640)          1994, 1995
  Constitution Distribution
    Center.....................       1,465         8,302         9,767          (473)             1999
  Empire Distribution Center...         529         3,688         4,217          (680)             1995
  Kentucky Drive Business
    Center.....................         553         4,068         4,621          (654)             1997
  Production Distribution
    Center.....................         824         5,300         6,124          (697)          1994, 1998
  Sharonville Distribution
    Center.....................       2,424        10,677        13,101          (838)          1997, 1998
  Springdale Commerce Center...         421         3,451         3,872          (657)             1996
  Union Center Business Park...       3,448        20,847        24,295          (239)          1998, 1999
Columbus, Ohio
  Canal Pointe Distribution
    Center.....................       1,238         7,013         8,251          (399)             1999
  Capital Park South
    Distribution Center........       2,898        35,371        38,269        (3,796)    1996, 1998, 1999, 2000
  Charter Street Distribution
    Center.....................       1,245         7,058         8,303          (402)             1999
  Columbus West Industrial
    Center.....................         645         4,560         5,205          (877)             1995
  Corporate Park West..........         679         4,154         4,833          (661)             1996
  Crosswinds Distribution
    Center.....................       4,181        23,698        27,879        (1,350)             1999
  Fisher Distribution Center...       1,197         8,350         9,547        (1,680)             1995
  Foreign Trade Center I.......       6,992        39,755        46,747        (2,267)             1999
  International Street
    Commerce...................         483         6,635         7,118          (310)          1997, 1999
  McCormick Distribution
    Center.....................       1,664        11,630        13,294        (2,278)             1994
  New World Distribution
    Center.....................         207         2,289         2,496          (441)             1994
  South Park Distribution
    Center.....................       1,085         6,157         7,242          (351)             1999
  Westbelt Business Center.....         465         2,884         3,349          (259)             1998
Dallas/Fort Worth, Texas
  Carter Industrial Center.....         334         2,486         2,820          (395)             1996
  Centerport Distribution
    Center.....................       1,558         9,019        10,577          (504)             1999
  Dallas Corporate Center......       6,012        34,200        40,212        (3,693)    1996, 1997, 1998, 1999
  Enterprise Distribution
    Center.....................       2,719        15,410        18,129          (877)             1999
  Freeport Distribution
    Center.....................       1,440         9,581        11,021        (1,090)       1996, 1997, 1998
  Freeport Corporation
    Center.....................       3,582        12,801        16,383            --              2000

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
  Great Southwest Distribution
    Center.....................     36    (e)(f)     16,580        81,174           24,350
  Great Southwest Industrial
    Center I...................      2      (e)         234         1,326              964
  Lone Star Distribution
    Center.....................      1                  512         2,896              131
  Northgate Distribution
    Center.....................     10      (f)       4,653        26,367            2,115
  Northpark Business Center....      1                  197         1,117              263
  Plano Distribution Center....      7      (f)       3,915        22,186               95
  Redbird Distribution
    Center.....................      2                1,095         6,212              172
  Royal Commerce Center........      4      (e)       1,975        11,190              610
  Stemmons Distribution
    Center.....................      1                  272         1,544              400
  Stemmons Industrial Center...     15                2,279        12,913            2,375
  Trinity Mills Distribution
    Center.....................      7      (e)       4,909        27,815            1,713
  Valwood Distribution
    Center.....................      7      (f)       4,430        25,101              484
Denver, Colorado
  Denver Business Center.......      5                1,160         7,486            6,799
  Downing Distribution
    Center.....................      1                   --         3,877               66
  Havana Distribution Center...      1                  401         2,281              310
  Moline Distribution Center...      1                  327         1,850              191
  Moncrieff Distribution
    Center.....................      1                  314         2,493              429
  Pagosa Distribution Center...      1                  406         2,322              431
  Peoria Distribution Center...      2                1,363            --            9,712
  Upland Distribution Center
    I..........................      8                1,948         5,710           15,088
  Upland Distribution Center
    II.........................      6                2,456        13,946            1,903
East Bay (San Francisco),
  California
  Barrington Business Center...      3                1,741         9,863              490
  Central Valley Distribution
    Center.....................      3                5,180        29,357               --
  Central Valley Industrial
    Center.....................      3                6,382        36,165               55
  East Bay Industrial Center...      1                  531         3,009              494
  Eigenbrodt Way Distribution
    Center.....................      1      (f)         393         2,228              238
  Hayward Commerce Center......      4                1,933        10,955              963
  Hayward Commerce Park........      9                2,764        15,661            2,781
  Hayward Distribution
    Center.....................      6                2,906        19,165            1,320
  Hayward Industrial Center....     13      (f)       4,481        25,393            2,648
  Patterson Pass Business
    Center.....................      8                4,616         4,885           14,627
  San Leandro Distribution
    Center.....................      3                1,387         7,862              480

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
  Great Southwest Distribution
    Center.....................      17,530       104,574       122,104        (8,239)      1994, 1995, 1996,
                                                                                          1997, 1998, 1999, 2000
  Great Southwest Industrial
    Center I...................         308         2,216         2,524          (371)             1995
  Lone Star Distribution
    Center.....................         511         3,028         3,539          (485)             1996
  Northgate Distribution
    Center.....................       4,653        28,482        33,135        (3,219)       1994, 1996, 1999
  Northpark Business Center....         197         1,380         1,577          (260)             1995
  Plano Distribution Center....       3,915        22,281        26,196        (1,274)             1999
  Redbird Distribution
    Center.....................       1,096         6,383         7,479          (577)          1994, 1999
  Royal Commerce Center........       1,975        11,800        13,775        (1,397)             1997
  Stemmons Distribution
    Center.....................         272         1,944         2,216          (380)             1995
  Stemmons Industrial Center...       2,279        15,288        17,567        (2,364)    1994, 1995, 1996, 1999
  Trinity Mills Distribution
    Center.....................       4,909        29,528        34,437        (2,893)          1996, 1999
  Valwood Distribution
    Center.....................       4,430        25,585        30,015        (1,455)             1999
Denver, Colorado
  Denver Business Center.......       1,160        14,285        15,445        (3,001)       1992, 1994, 1996
  Downing Distribution
    Center.....................          --         3,943         3,943          (185)             1999
  Havana Distribution Center...         401         2,591         2,992          (672)             1993
  Moline Distribution Center...         327         2,041         2,368          (471)             1994
  Moncrieff Distribution
    Center.....................         314         2,922         3,236          (795)             1992
  Pagosa Distribution Center...         406         2,753         3,159          (771)             1993
  Peoria Distribution Center...       1,654         9,421        11,075          (566)             1999
  Upland Distribution Center
    I..........................       1,967        20,779        22,746        (3,274)    1992, 1994, 1995, 2000
  Upland Distribution Center
    II.........................       2,489        15,816        18,305        (3,819)          1993, 1994
East Bay (San Francisco),
  California
  Barrington Business Center...       1,741        10,353        12,094          (592)             1999
  Central Valley Distribution
    Center.....................       5,181        29,356        34,537        (1,672)             1999
  Central Valley Industrial
    Center.....................       6,382        36,220        42,602        (2,063)             1999
  East Bay Industrial Center...         531         3,503         4,034          (743)             1994
  Eigenbrodt Way Distribution
    Center.....................         393         2,466         2,859          (561)             1993
  Hayward Commerce Center......       1,933        11,918        13,851        (2,731)             1993
  Hayward Commerce Park........       2,764        18,442        21,206        (4,227)             1994
  Hayward Distribution
    Center.....................       3,327        20,064        23,391        (4,743)             1993
  Hayward Industrial Center....       4,481        28,041        32,522        (6,465)             1993
  Patterson Pass Business
    Center.....................       6,255        17,873        24,128        (2,233)    1993, 1997, 1998, 2000
  San Leandro Distribution
    Center.....................       1,387         8,342         9,729        (1,985)             1993

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
El Paso, Texas
  Billy the Kid Distribution
    Center.....................      1                  273         1,547              552
  Goodyear Distribution
    Center.....................      1                  511         2,899               77
  Northwestern Corporate
    Center.....................      7                1,552            --           19,295
  Vista Corporate Center.......      4                1,945            --           11,062
  Vista Del Sol Industrial
    Center.....................      5      (f)       1,245            --           20,352
Fort Lauderdale/Miami, Florida
  Airport West Distribution
    Center.....................      2                1,253         3,825            3,252
  CenterPort Distribution
    Center.....................      4                3,091        11,806            7,263
  Copans Distribution Center...      2                  504         2,857              352
  North Andrews Distribution
    Center.....................      1      (g)         698         3,956               97
  Port Lauderdale Distribution
    Center.....................      7                7,384         6,654           22,138
Houston, Texas
  Brittmore Distribution
    Center.....................      2                1,838        10,417              703
  Crosstimbers Distribution
    Center.....................      1                  359         2,035              514
  Hempstead Distribution
    Center.....................      3                1,013         5,740              933
  I-10 Central Distribution
    Center.....................      2                  181         1,023              295
  I-10 Central Service
    Center.....................      1                   58           330              119
  Jersey Village Corporate
    Center.....................      1                1,536            --           11,938
  Perimeter Distribution
    Center.....................      2                  813         4,604            1,907
  Pine Forest Business
    Center.....................     18      (e)       4,859        27,557            3,098
  Pine North Distribution
    Center.....................      2                  847         4,800              350
  Pine Timbers Distribution
    Center.....................      2                2,956        16,750            1,350
  Pinemont Distribution
    Center.....................      2                  642         3,636              275
  Post Oak Business Center.....     15      (e)       3,005        15,378            3,723
  Post Oak Distribution
    Center.....................      7      (e)       2,115        12,017            3,329
  South Loop Distribution
    Center.....................      5                1,051         5,964            1,843
  Southwest Freeway Industrial
    Center.....................      1                   84           476              171
  West by Northwest Industrial
    Center.....................     17                4,749         8,382           36,122
  White Street Distribution
    Center.....................      1                  469         2,656              307
I-95 Corridor, New Jersey
  Amerisource Distribution
    Center.....................      1                1,406         7,930               --
  Bellmawr Distribution
    Center.....................      1                  212         1,197               49
  Brunswick Distribution
    Center.....................      2                  870         4,928            1,542

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
El Paso, Texas
  Billy the Kid Distribution
    Center.....................         273         2,099         2,372          (462)             1994
  Goodyear Distribution
    Center.....................         511         2,976         3,487          (652)             1994
  Northwestern Corporate
    Center.....................       2,354        18,493        20,847        (2,657)      1992, 1993, 1994,
                                                                                             1997, 1998, 2000
  Vista Corporate Center.......       1,946        11,061        13,007        (1,947)       1994, 1995, 1996
  Vista Del Sol Industrial
    Center.....................       2,636        18,961        21,597        (2,582)       1995, 1997, 1998
Fort Lauderdale/Miami, Florida
  Airport West Distribution
    Center.....................       1,974         6,356         8,330          (807)          1995, 1998
  CenterPort Distribution
    Center.....................       3,308        18,852        22,160          (853)             1999
  Copans Distribution Center...         504         3,209         3,713          (444)          1997, 1998
  North Andrews Distribution
    Center.....................         698         4,053         4,751          (833)             1994
  Port Lauderdale Distribution
    Center.....................       9,353        26,823        36,176        (2,685)    1995, 1997, 1998, 2000
Houston, Texas
  Brittmore Distribution
    Center.....................       1,838        11,120        12,958          (712)             1999
  Crosstimbers Distribution
    Center.....................         359         2,549         2,908          (559)             1994
  Hempstead Distribution
    Center.....................       1,013         6,673         7,686        (1,501)             1994
  I-10 Central Distribution
    Center.....................         181         1,318         1,499          (308)             1994
  I-10 Central Service
    Center.....................          58           449           507          (113)             1994
  Jersey Village Corporate
    Center.....................       2,063        11,411        13,474            --              1999
  Perimeter Distribution
    Center.....................         813         6,511         7,324          (270)             1999
  Pine Forest Business
    Center.....................       4,859        30,655        35,514        (6,122)       1993, 1994, 1995
  Pine North Distribution
    Center.....................         847         5,150         5,997          (327)             1999
  Pine Timbers Distribution
    Center.....................       2,956        18,100        21,056        (1,160)             1999
  Pinemont Distribution
    Center.....................         642         3,911         4,553          (248)             1999
  Post Oak Business Center.....       3,005        19,101        22,106        (4,531)       1993, 1994, 1996
  Post Oak Distribution
    Center.....................       2,115        15,346        17,461        (3,809)          1993, 1994
  South Loop Distribution
    Center.....................       1,052         7,806         8,858        (1,763)             1994
  Southwest Freeway Industrial
    Center.....................          84           647           731          (150)             1994
  West by Northwest Industrial
    Center.....................       4,738        44,515        49,253        (6,693)      1993, 1994, 1995,
                                                                                          1996, 1997, 1998, 1999
  White Street Distribution
    Center.....................         469         2,963         3,432          (586)             1995
I-95 Corridor, New Jersey
  Amerisource Distribution
    Center.....................       1,406         7,930         9,336          (454)             1999
  Bellmawr Distribution
    Center.....................         211         1,247         1,458           (75)             1999
  Brunswick Distribution
    Center.....................         870         6,470         7,340        (1,177)             1997

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
  Clearview Distribution
    Center.....................      1                2,232        12,648              411
  Cranbury Business Park.......      2                4,015            --           16,357
  Kilmer Distribution Center...      4      (d)       2,526        14,313              723
  Kraft Distribution Center....      2                6,582        37,296           33,398
  Meadowland Industrial
    Center.....................      8      (d)       5,676        32,167           12,369
  Mt. Laurel Distribution
    Center.....................      3                  826         4,679               64
  National Distribution
    Center.....................      2                  513         2,908            1,023
  Pennsauken Distribution
    Center.....................      4                  490         2,778                5
Indianapolis, Indiana
  Airport Business Center......      2                  600         3,406            4,211
  Eastside Distribution
    Center.....................      3                1,447         8,197              345
  North by Northeast
    Distribution Center........      1                1,058            --            6,346
  Park 100 Industrial Center...     25               10,751        60,928            6,434
  Park Fletcher Distribution
    Center.....................      9                2,687        15,224            3,406
  Shadeland Industrial
    Center.....................      3                  428         2,431              986
Juarez, Mexico
  Salvacar Industrial Center...      5                2,175            --           10,121
  Ramon Rivera Industrial
    Center.....................      1                  445            --            3,142
  Los Aztecas Industrial
    Center.....................      1                  148           837               54
Kansas City, Kansas/Missouri
  44th Street Business
    Center.....................      1                  143           813              406
  Congleton Distribution
    Center.....................      3                  518         2,937              449
  Executive Park Distribution
    Center.....................      1      (f)         258         1,463              198
  Lamar Distribution Center....      1                  323         1,829              737
  Macon Bedford Distribution
    Center.....................      1                  304         1,725              474
  Platte Valley Industrial
    Center.....................     11      (f)       3,867        20,017            7,946
  Riverside Distribution
    Center.....................      5                  533         3,024              996
  Riverside Industrial
    Center.....................      5      (f)       1,012         5,736              955
  Terrace & Lackman
    Distribution Center........      1                  285         1,615              446
Las Vegas, Nevada
  Black Mountain Distribution
    Center.....................      2                1,108            --            7,635
  Cameron Business Center......      1      (f)       1,634         9,256               37
  Hughes Airport Center........      1                  876            --            3,255
  Las Vegas Corporate Center...      8      (h)       5,210            --           28,226
  Placid Street Distribution
    Center.....................      1      (f)       2,620        14,848                2

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
  Clearview Distribution
    Center.....................       2,232        13,059        15,291        (1,854)             1996
  Cranbury Business Park.......       5,688        14,684        20,372          (294)          1999, 2000
  Kilmer Distribution Center...       2,526        15,036        17,562        (2,247)             1996
  Kraft Distribution Center....       6,582        70,694        77,276        (2,124)             1999
  Meadowland Industrial
    Center.....................       5,677        44,535        50,212        (7,248)          1996, 1998
  Mt. Laurel Distribution
    Center.....................         826         4,743         5,569          (272)             1999
  National Distribution
    Center.....................         513         3,931         4,444          (508)             1998
  Pennsauken Distribution
    Center.....................         490         2,783         3,273          (159)             1999
Indianapolis, Indiana
  Airport Business Center......         934         7,283         8,217          (341)             1999
  Eastside Distribution
    Center.....................       1,448         8,541         9,989          (835)          1995, 1999
  North by Northeast
    Distribution Center........       1,059         6,345         7,404        (1,341)             1995
  Park 100 Industrial Center...      10,646        67,467        78,113       (11,859)       1994, 1995, 1999
  Park Fletcher Distribution
    Center.....................       2,785        18,532        21,317        (3,151)       1994, 1995, 1996
  Shadeland Industrial
    Center.....................         429         3,416         3,845          (616)             1995
Juarez, Mexico
  Salvacar Industrial Center...       2,996         9,300        12,296          (710)       1998, 1999, 2000
  Ramon Rivera Industrial
    Center.....................       2,246         1,341         3,587           (18)             2000
  Los Aztecas Industrial
    Center.....................          --         1,039         1,039           (38)             1999
Kansas City, Kansas/Missouri
  44th Street Business
    Center.....................         143         1,219         1,362          (200)             1996
  Congleton Distribution
    Center.....................         518         3,386         3,904          (747)             1994
  Executive Park Distribution
    Center.....................         258         1,661         1,919          (128)             1998
  Lamar Distribution Center....         323         2,566         2,889          (616)             1994
  Macon Bedford Distribution
    Center.....................         304         2,199         2,503          (404)             1996
  Platte Valley Industrial
    Center.....................       4,002        27,828        31,830        (5,126)          1994, 1997
  Riverside Distribution
    Center.....................         534         4,019         4,553          (918)             1994
  Riverside Industrial
    Center.....................       1,012         6,691         7,703        (1,386)             1994
  Terrace & Lackman
    Distribution Center........         285         2,061         2,346          (481)             1994
Las Vegas, Nevada
  Black Mountain Distribution
    Center.....................       1,206         7,537         8,743          (719)             1997
  Cameron Business Center......       1,634         9,293        10,927          (530)             1999
  Hughes Airport Center........         910         3,221         4,131          (731)             1994
  Las Vegas Corporate Center...       6,390        27,046        33,436        (3,526)    1994, 1995, 1996, 1997
  Placid Street Distribution
    Center.....................       2,620        14,850        17,470          (846)             1999

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
  South Arville Center.........      1                1,440         8,160               15
  West One Business Center.....      4      (f)       2,468        13,985              816
Lille, France
  Lille Business Park..........      1                   90           510            2,225
Los Angeles/Orange County,
  California
  Chatsworth Distribution
    Center.....................      1                  295         1,668            1,397
  Inland Empire Distribution
    Center.....................      1                  889         5,037            4,475
Louisville, Kentucky
  Airpark Commerce Center......      4                1,583         8,971            5,730
  Louisville Distribution
    Center.....................      2                  680         3,402            4,573
  Riverport Distribution
    Center.....................      1      (f)       1,515         8,585              301
Lyon, France
  L'Isle d'Abeau Distribution
    Center.....................      1                1,456            --            4,934
Memphis, Tennessee
  Airport Distribution
    Center.....................     20                7,160        40,573            9,302
  Delp Distribution Center.....     10      (f)       4,886        27,687            7,580
  Fred Jones Distribution
    Center.....................      1                  125           707              161
  Olive Branch Distribution
    Center.....................      2      (f)       2,892        16,389              116
  Raines Distribution Center...      1      (f)       1,635         9,264            2,721
  Southwide Industrial
    Center.....................      4                  725         4,105              119
  Willow Lake Distribution
    Center.....................      1      (f)         613         3,474                6
Milan, Italy
  Piacenza Distribution
    Center.....................      2                  478            --           15,719
Monterrey, Mexico
  Monterrey Industrial Park....      9                5,220         3,785           27,948
  Ojo de Agua Industrial
    Center.....................      1                  983            --            6,681
Nashville, Tennessee
  Bakertown Distribution
    Center.....................      2                  463         2,626              372
  I-40 Industrial Center.......      4                1,711         9,698              613
  Interchange City Distribution
    Center.....................      7                3,524        12,585           10,446
  Nashville/I-24 Distribution
    Center.....................      1                  266            --            5,657
  Space Park South Distribution
    Center.....................     15                3,499        19,830            3,832

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
  South Arville Center.........       1,440         8,175         9,615          (466)             1999
  West One Business Center.....       2,468        14,801        17,269        (2,203)             1996
Lille, France
  Lille Business Park..........          99         2,726         2,825           (20)             1999
Los Angeles/Orange County,
  California
  Chatsworth Distribution
    Center.....................         491         2,869         3,360          (163)             1999
  Inland Empire Distribution
    Center.....................       1,546         8,855        10,401          (507)             1999
Louisville, Kentucky
  Airpark Commerce Center......       1,583        14,701        16,284        (1,356)             1998
  Louisville Distribution
    Center.....................         689         7,966         8,655          (979)          1995, 1998
  Riverport Distribution
    Center.....................       1,515         8,886        10,401          (489)             1999
Lyon, France
  L'Isle d'Abeau Distribution
    Center.....................       1,138         5,252         6,390            --              2000
Memphis, Tennessee
  Airport Distribution
    Center.....................       7,160        49,875        57,035        (8,107)       1995, 1996, 1999
  Delp Distribution Center.....       4,886        35,267        40,153        (4,169)       1995, 1997, 1999
  Fred Jones Distribution
    Center.....................         125           868           993          (181)             1994
  Olive Branch Distribution
    Center.....................       2,892        16,505        19,397          (951)             1999
  Raines Distribution Center...       1,635        11,985        13,620        (1,657)             1998
  Southwide Industrial
    Center.....................         724         4,225         4,949          (247)             1999
  Willow Lake Distribution
    Center.....................         613         3,480         4,093          (199)             1999
Milan, Italy
  Piacenza Distribution
    Center.....................       2,640        13,557        16,197            --              2000
Monterrey, Mexico
  Monterrey Industrial Park....       9,036        27,917        36,953        (2,111)    1997, 1998, 1999, 2000
  Ojo de Agua Industrial
    Center.....................       1,881         5,783         7,664          (356)             1998
Nashville, Tennessee
  Bakertown Distribution
    Center.....................         463         2,998         3,461          (517)             1995
  I-40 Industrial Center.......       1,712        10,310        12,022        (1,153)       1995, 1996, 1999
  Interchange City Distribution
    Center.....................       4,279        22,276        26,555        (3,093)      1994, 1995, 1996,
                                                                                                1997, 1998
  Nashville/I-24 Distribution
    Center.....................       1,251         4,672         5,923            --              2000
  Space Park South Distribution
    Center.....................       3,499        23,662        27,161        (5,026)             1994

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
Oklahoma City, Oklahoma
  Melcat Distribution Center...      1                  240         1,363              720
  Meridian Business Center.....      2                  195         1,109              639
  Oklahoma Distribution
    Center.....................      3                  893         5,082              760
Orlando, Florida
  33rd Street Industrial
    Center.....................      9      (g)       1,980        11,237            1,533
  Chancellor Distribution
    Center.....................      1                  380         2,156            1,143
  Consulate Distribution
    Center.....................      5      (f)       5,354        30,335            1,695
  La Quinta Distribution
    Center.....................      1                  354         2,006              650
  Orlando Central Park.........      3                1,378            --            9,113
  Orlando Corporate Center.....      2                1,081            --            7,130
  Princeton Oaks Distribution
    Center.....................      1      (f)         900         5,100               --
  Titusville Industrial
    Center.....................      1      (f)         283         1,603               97
Paris, France
  Cergy-Pontoise...............      1                1,258            --            7,466
Phoenix, Arizona
  24th Street Industrial
    Center.....................      2                  503         2,852              551
  Alameda Distribution
    Center.....................      2                  820         4,977              813
  Black Canyon Business
    Center.....................      3                  717         4,062              242
  Brookridge Distribution
    Center.....................      1                1,628         9,228               --
  Hohokam 10 Industrial
    Center.....................      6                4,258         7,467           11,183
  I-10 West Business Center....      3                  263         1,525              281
  Kyrene Commons Distribution
    Center.....................      3                2,369         5,475                3
  Kyrene Commons South
    Distribution Center........      2                1,096            --            4,990
  Martin Van Buren Distribution
    Center.....................      6                  572         3,285              754
  Papago Distribution Center...      1                  420         2,383              175
  Pima Distribution Center.....      1                  306         1,742              268
  Watkins Distribution
    Center.....................      1                  242         1,375              260
Portland, Oregon
  Argyle Distribution Center...      3                  946         5,388              582
  Columbia Distribution
    Center.....................      2                  550         3,121              285
  Jennifer Distribution
    Center.....................      2                1,712            --            6,658
  PDX Corporate Center East....      6      (h)       3,288            --           20,708
  PDX Corporate Center North...      7      (h)       2,405            --           10,637
  Wilsonville Corporate
    Center.....................      6      (h)       2,963            --           14,346

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
Oklahoma City, Oklahoma
  Melcat Distribution Center...         240         2,083         2,323          (404)             1994
  Meridian Business Center.....         196         1,747         1,943          (380)             1994
  Oklahoma Distribution
    Center.....................         893         5,842         6,735        (1,486)             1993
Orlando, Florida
  33rd Street Industrial
    Center.....................       1,980        12,770        14,750        (2,300)       1994, 1995, 1996
  Chancellor Distribution
    Center.....................         380         3,299         3,679          (596)             1994
  Consulate Distribution
    Center.....................       5,353        32,031        37,384        (1,835)             1999
  La Quinta Distribution
    Center.....................         354         2,656         3,010          (495)             1994
  Orlando Central Park.........       1,871         8,620        10,491          (808)          1997, 1998
  Orlando Corporate Center.....       1,429         6,782         8,211          (353)             1999
  Princeton Oaks Distribution
    Center.....................         900         5,100         6,000          (290)             1999
  Titusville Industrial
    Center.....................         283         1,700         1,983          (347)             1994
Paris, France
  Cergy-Pontoise...............       1,333         7,391         8,724            --              2000
Phoenix, Arizona
  24th Street Industrial
    Center.....................         503         3,403         3,906          (792)             1994
  Alameda Distribution
    Center.....................         820         5,790         6,610        (1,129)          1992, 1998
  Black Canyon Business
    Center.....................         717         4,304         5,021          (242)             1999
  Brookridge Distribution
    Center.....................       1,628         9,228        10,856          (525)             1999
  Hohokam 10 Industrial
    Center.....................       4,258        18,650        22,908        (2,422)          1996, 1999
  I-10 West Business Center....         263         1,806         2,069          (461)             1993
  Kyrene Commons Distribution
    Center.....................       1,093         6,754         7,847        (1,104)       1992, 1998, 1999
  Kyrene Commons South
    Distribution Center........       1,163         4,923         6,086          (463)             1998
  Martin Van Buren Distribution
    Center.....................         572         4,039         4,611          (955)          1993, 1994
  Papago Distribution Center...         420         2,558         2,978          (577)             1994
  Pima Distribution Center.....         306         2,010         2,316          (478)             1993
  Watkins Distribution
    Center.....................         243         1,634         1,877          (324)             1995
Portland, Oregon
  Argyle Distribution Center...         946         5,970         6,916        (1,438)             1993
  Columbia Distribution
    Center.....................         551         3,405         3,956          (711)             1994
  Jennifer Distribution
    Center.....................       2,303         6,067         8,370          (633)          1998, 1999
  PDX Corporate Center East....       4,468        19,528        23,996        (1,811)       1997, 1998, 1999
  PDX Corporate Center North...       2,542        10,500        13,042        (1,952)          1995, 1996
  Wilsonville Corporate
    Center.....................       2,964        14,345        17,309        (2,188)          1995, 1996

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
Reno, Nevada
  Golden Valley Distribution
    Center.....................      2                  560            --           10,111
  Meredith Kleppe Business
    Center.....................      5                1,573         8,949            1,304
  Pacific Industrial Center....      4                2,501            --           10,668
  Packer Way Business Center...      3                  458         2,604              720
  Packer Way Distribution
    Center.....................      2                  506         2,879              697
  Damonte Ranch Dist Ctr.......      2                4,579            --            8,513
  Spice Island Distribution
    Center.....................      1                  435         2,466              803
Reynosa, Mexico
  Colonial Industrial Center...      2                  943         1,574            2,436
  Del Norte Industrial
    Center.....................      2                  809            --            6,153
  Del Norte Industrial Center
    II.........................      1                  675            --              604
  Reynosa Industrial Center
    III........................      1                  401            --            3,612
  Reynosa Industrial Center....      6                2,035         1,038           13,890
Rio Grande Valley, Texas
  Rio Grande Distribution
    Center.....................      5      (f)         527         2,987              801
  Rio Grande Industrial
    Center.....................      8      (f)       2,188        12,399            1,994
  Valley Industrial Center.....      1                  230            --            3,703
Rotterdam, Netherlands
  DistriPark Maasvlakte........      2                   --            --           15,742
Salt Lake City, Utah
  Centennial Distribution
    Center.....................      2                1,149            --            8,211
  Clearfield Distribution
    Center.....................      2                2,500        14,165              757
  Crossroads Corporate
    Center.....................      1                  642            --            3,217
  Salt Lake International
    Distribution Center........      2                1,367         2,792            8,268
San Antonio, Texas
  10711 Distribution Center....      2                  582         3,301              590
  Coliseum Distribution
    Center.....................      2                1,102         2,380           10,382
  Distribution Drive Center....      1                  473         2,680              668
  Downtown Distribution
    Center.....................      1                  241         1,364              250
  I-10 Central Distribution
    Center.....................      1                  223         1,275              214
  I-35 Business Center.........      4                  663         3,773              910
  Landmark One Distribution
    Center.....................      1                  341         1,933              368
  Macro Distribution Center....      1                  225         1,282              259
  Perrin Creek Corporate
    Center.....................      6                1,547            --            9,887

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
Reno, Nevada
  Golden Valley Distribution
    Center.....................       2,035         8,636        10,671        (1,118)          1996, 1998
  Meredith Kleppe Business
    Center.....................       1,573        10,253        11,826        (2,478)             1993
  Pacific Industrial Center....       2,501        10,668        13,169        (1,967)          1994, 1995
  Packer Way Business Center...         458         3,324         3,782          (811)             1993
  Packer Way Distribution
    Center.....................         506         3,576         4,082          (867)             1993
  Damonte Ranch Dist Ctr.......       6,228         6,864        13,092            --           1998, 2000
  Spice Island Distribution
    Center.....................         435         3,269         3,704          (497)             1996
Reynosa, Mexico
  Colonial Industrial Center...         670         4,283         4,953           (70)          1999, 2000
  Del Norte Industrial
    Center.....................       1,065         5,897         6,962          (533)             1998
  Del Norte Industrial Center
    II.........................       1,274             5         1,279            --              2000
  Reynosa Industrial Center
    III........................         481         3,532         4,013          (121)             2000
  Reynosa Industrial Center....       2,313        14,650        16,963        (1,301)       1997, 1998, 1999
Rio Grande Valley, Texas
  Rio Grande Distribution
    Center.....................         527         3,788         4,315          (729)             1995
  Rio Grande Industrial
    Center.....................       2,188        14,393        16,581        (2,828)             1995
  Valley Industrial Center.....         363         3,570         3,933          (352)             1997
Rotterdam, Netherlands
  DistriPark Maasvlakte........          --        15,742        15,742            --           1999, 2000
Salt Lake City, Utah
  Centennial Distribution
    Center.....................       1,149         8,211         9,360        (1,433)             1995
  Clearfield Distribution
    Center.....................       2,481        14,941        17,422        (2,597)             1995
  Crossroads Corporate
    Center.....................         719         3,140         3,859            --              2000
  Salt Lake International
    Distribution Center........       1,364        11,063        12,427        (1,867)       1994, 1995, 1996
San Antonio, Texas
  10711 Distribution Center....         582         3,891         4,473          (942)             1994
  Coliseum Distribution
    Center.....................       1,613        12,251        13,864        (2,611)          1994, 1995
  Distribution Drive Center....         473         3,348         3,821          (953)             1992
  Downtown Distribution
    Center.....................         241         1,614         1,855          (398)             1994
  I-10 Central Distribution
    Center.....................         240         1,472         1,712          (437)             1992
  I-35 Business Center.........         663         4,683         5,346        (1,216)             1993
  Landmark One Distribution
    Center.....................         341         2,301         2,642          (497)             1994
  Macro Distribution Center....         225         1,541         1,766          (413)             1993
  Perrin Creek Corporate
    Center.....................       1,634         9,800        11,434        (1,476)          1995, 1996

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
  San Antonio Distribution
    Center I...................     13                2,154        12,247            3,803
  San Antonio Distribution
    Center II..................      3                  945            --            5,963
  San Antonio Distribution
    Center III.................      8                2,539         9,684            7,628
  Tri-County Distribution
    Center.....................      1                  672            --            4,902
  Woodlake Distribution
    Center.....................      2                  248         1,405              452
Seattle, Washington
  Andover East Business
    Center.....................      2                  535         3,033              278
  Fife Corporate Center........      3                4,059            --           10,223
  Kent Corporate Center........      2      (h)       2,882         1,987            8,595
  Park at Woodinville A........      5      (f)       1,937        10,976              528
  Van Doren's Distribution
    Center.....................      3      (h)       3,663            --           12,811
South Bay (San Francisco),
  California
  Bayside Business Center......      2      (h)       2,088            --            4,548
  Bayside Corporate Center.....      7      (h)       4,365            --           15,963
  Bayside Plaza I..............     12      (h)       5,212        18,008            1,403
  Bayside Plaza II.............      2      (h)         634            --            2,892
  Gateway Corporate Center.....     11    (f)(h)      7,575        24,746            4,896
  Mowry Business Center........      4                5,933            --           17,943
  Overlook Distribution
    Center.....................      1                1,573         8,915               29
  Shoreline Business Center....      8      (h)       4,328        16,101              810
  Shoreline Business Center
    II.........................      2      (h)         922            --            4,721
  Spinnaker Business Center....     12      (h)       7,043        25,220            1,700
  Thornton Business Center.....      5      (f)       3,988        11,706            6,169
  Trimble Distribution
    Center.....................      5                2,836        16,067            1,312
St. Louis, Missouri
  Earth City Industrial
    Center.....................     10      (f)       5,750        19,144           12,475
  Hazelwood Distribution
    Center.....................      2      (f)         847         4,802              113
  Westport Distribution
    Center.....................      3      (f)         761         4,310              272
Tampa, Florida
  Adamo Distribution Center....      1                  105           595              346
  Clearwater Distribution
    Center.....................      1      (g)          87           504               --
  Commerce Park Distribution
    Center.....................      4                  811         4,597              813
  Eastwood Distribution
    Center.....................      1      (g)         122           690               95
  Joe's Creek Distribution
    Center.....................      2      (g)         161           909              134
  Lakeland Distribution
    Center.....................      1                  938         5,313              602
  Orchid Lake Industrial
    Center.....................      1                   41           235               20

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
  San Antonio Distribution
    Center I...................       2,154        16,050        18,204        (4,449)       1992, 1993, 1994
  San Antonio Distribution
    Center II..................         885         6,023         6,908        (1,332)             1994
  San Antonio Distribution
    Center III.................       2,704        17,147        19,851        (2,389)       1996, 1998, 1999
  Tri-County Distribution
    Center.....................         741         4,833         5,574            --              2000
  Woodlake Distribution
    Center.....................         248         1,857         2,105          (359)             1994
Seattle, Washington
  Andover East Business
    Center.....................         535         3,311         3,846          (720)             1994
  Fife Corporate Center........       4,209        10,073        14,282        (1,446)             1996
  Kent Corporate Center........       3,216        10,248        13,464        (2,082)             1995
  Park at Woodinville A........       1,937        11,504        13,441          (663)             1999
  Van Doren's Distribution
    Center.....................       4,108        12,366        16,474        (1,440)       1995, 1997, 1999
South Bay (San Francisco),
  California
  Bayside Business Center......       2,088         4,548         6,636          (776)             1996
  Bayside Corporate Center.....       4,365        15,963        20,328        (3,604)          1995, 1996
  Bayside Plaza I..............       5,216        19,407        24,623        (4,502)             1993
  Bayside Plaza II.............         634         2,892         3,526          (985)             1994
  Gateway Corporate Center.....       7,575        29,642        37,217        (7,315)          1993, 1996
  Mowry Business Center........       7,815        16,061        23,876        (1,526)          1997, 1998
  Overlook Distribution
    Center.....................       1,573         8,944        10,517          (510)             1999
  Shoreline Business Center....       4,328        16,911        21,239        (3,952)             1993
  Shoreline Business Center
    II.........................         922         4,721         5,643        (1,267)             1995
  Spinnaker Business Center....       7,043        26,920        33,963        (6,366)             1993
  Thornton Business Center.....       3,989        17,874        21,863        (3,637)          1993, 1996
  Trimble Distribution
    Center.....................       2,836        17,379        20,215        (4,025)             1994
St. Louis, Missouri
  Earth City Industrial
    Center.....................       5,936        31,433        37,369        (3,128)       1997, 1998, 1999
  Hazelwood Distribution
    Center.....................         847         4,915         5,762          (367)          1997, 1999
  Westport Distribution
    Center.....................         761         4,582         5,343          (535)             1997
Tampa, Florida
  Adamo Distribution Center....         105           941         1,046          (136)             1995
  Clearwater Distribution
    Center.....................          81           510           591          (111)             1994
  Commerce Park Distribution
    Center.....................         811         5,410         6,221        (1,118)             1994
  Eastwood Distribution
    Center.....................         122           785           907          (171)             1994
  Joe's Creek Distribution
    Center.....................         160         1,044         1,204          (227)             1994
  Lakeland Distribution
    Center.....................         938         5,915         6,853        (1,281)             1994
  Orchid Lake Industrial
    Center.....................          41           255           296           (51)             1994

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
  Plant City Distribution
    Center.....................      1      (g)         206         1,169              128
  Sabal Park Distribution
    Center.....................      7      (d)       2,341         5,610           15,574
  Silo Bend Distribution
    Center.....................      4      (g)       2,887        16,358            1,178
  Silo Bend Industrial
    Center.....................      1      (g)         525         2,975              346
  St. Petersburg Service
    Center.....................      1                   35           197               22
  Tampa East Distribution
    Center.....................     10      (g)       2,700        15,302            1,578
  Tampa East Industrial
    Center.....................      2      (g)         332         1,880              307
  Tampa West Distribution
    Center.....................     15      (g)       3,273        18,659            2,867
  Tampa West Industrial
    Center.....................      4      (g)         437           471            5,587
  Tampa West Service Center....      2      (g)         422         2,569              165
Tijuana, Mexico
  Tijuana Industrial Center....      4                2,389            --           20,058
Tulsa, Oklahoma
  52nd Street Distribution
    Center.....................      1                  340         1,924              241
  70th East Distribution
    Center.....................      1                  129           733              315
  Expressway Distribution
    Center.....................      4                  573         3,280              808
  Henshaw Distribution
    Center.....................      3                  500         2,829              221
Warsaw, Poland
  Blonie Industrial Park.......      1                1,378            --            8,455
  Teresin Distribution
    Center.....................      1                1,618            --           10,907
Washington D.C./Baltimore,
  Maryland
  Airport Commons Distribution
    Center.....................      2      (d)       2,320            --            9,203
  Ardmore Distribution
    Center.....................      3                1,431         8,110              847
  Ardmore Industrial Center....      2                  984         5,581              792
  Concorde Industrial Center...      4      (d)       1,538         8,717            2,090
  De Soto Business Park........      5                1,774        10,055            5,408
  Eisenhower Industrial
    Center.....................      3      (d)       1,240         7,025            1,481
  Fleet Distribution Center....      8      (d)       3,198        18,121            1,746
  Gateway Distribution
    Center.....................      3                  774            --            7,389
  Hampton Central Distribution
    Center.....................      3                3,067            --           16,640
  Meadowridge Distribution
    Center.....................      3      (d)       4,752            --            6,811
  Patapsco Distribution
    Center.....................      1                  270         1,528            1,078
  Sunnyside Industrial
    Center.....................      3                1,541         8,733            1,407
Other..........................      3      (g)         823         4,693               14
                                 -----             --------    ----------       ----------
        Total Operating
          Properties...........  1,244              588,915     2,231,458        1,439,903
                                 -----             --------    ----------       ----------

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(A)(B)       (C)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
  Plant City Distribution
    Center.....................         206         1,297         1,503          (263)             1994
  Sabal Park Distribution
    Center.....................       2,678        20,847        23,525        (1,657)             1998
  Silo Bend Distribution
    Center.....................       2,887        17,536        20,423        (3,479)             1994
  Silo Bend Industrial
    Center.....................         525         3,321         3,846          (695)             1994
  St. Petersburg Service
    Center.....................          35           219           254           (44)             1994
  Tampa East Distribution
    Center.....................       2,541        17,039        19,580        (3,512)             1994
  Tampa East Industrial
    Center.....................         332         2,187         2,519          (451)             1994
  Tampa West Distribution
    Center.....................       3,319        21,480        24,799        (4,396)          1994, 1995
  Tampa West Industrial
    Center.....................         717         5,778         6,495          (787)       1994, 1996, 1998
  Tampa West Service Center....         423         2,733         3,156          (537)             1994
Tijuana, Mexico
  Tijuana Industrial Center....       7,244        15,203        22,447          (424)          1999, 2000
Tulsa, Oklahoma
  52nd Street Distribution
    Center.....................         340         2,165         2,505          (483)             1994
  70th East Distribution
    Center.....................         129         1,048         1,177          (213)             1994
  Expressway Distribution
    Center.....................         573         4,088         4,661        (1,097)             1993
  Henshaw Distribution
    Center.....................         499         3,051         3,550          (653)             1994
Warsaw, Poland
  Blonie Industrial Park.......       1,040         8,793         9,833            --              2000
  Teresin Distribution
    Center.....................         722        11,803        12,525            --              2000
Washington D.C./Baltimore,
  Maryland
  Airport Commons Distribution
    Center.....................       2,360         9,163        11,523        (1,225)             1997
  Ardmore Distribution
    Center.....................       1,431         8,957        10,388        (1,807)             1994
  Ardmore Industrial Center....         985         6,372         7,357        (1,306)             1994
  Concorde Industrial Center...       1,538        10,807        12,345        (1,849)             1995
  De Soto Business Park........       1,774        15,463        17,237        (2,705)             1996
  Eisenhower Industrial
    Center.....................       1,240         8,506         9,746        (1,847)             1994
  Fleet Distribution Center....       3,198        19,868        23,066        (3,392)             1996
  Gateway Distribution
    Center.....................       1,413         6,750         8,163          (442)             1998
  Hampton Central Distribution
    Center.....................       4,604        15,103        19,707        (1,432)       1996, 1997, 1999
  Meadowridge Distribution
    Center.....................       5,920         5,643        11,563          (461)          1998, 2000
  Patapsco Distribution
    Center.....................         270         2,606         2,876          (494)             1995
  Sunnyside Industrial
    Center.....................       1,541        10,140        11,681        (2,107)             1994
Other..........................         823         4,707         5,529          (518)          1994, 1999
                                 ----------    ----------    ----------     ---------
        Total Operating
          Properties...........     648,950     3,611,326     4,260,276      (476,982)
                                 ----------    ----------    ----------     ---------

FACILITIES UNDER DEVELOPMENT
Atlanta, Georgia
  Breckenridge Distribution Center.....                       1,035            --            3,721            4,756            --
  Greenwood Industrial Park............                       1,632            --            3,943            5,575            --
Austin, Texas
  Corridor Park Corporate Center.......                         874            --            4,466            5,340            --
Brabant, Netherlands
  Tiburg Distribution Center...........                       6,911            --               --            6,911            --
Chicago, Illinois
  O'Hare Cargo Distribution Center.....                       2,199            --            4,807            7,006            --
  Bloomingdale 100 Business Center.....                         971            --            1,829            2,800            --
  Remington Lakes Business Park........                       2,416            --            7,477            9,893            --
Cincinnati, Ohio
  Union Center Commerce Park...........                       1,116            --            3,708            4,824            --
Cologne, Germany
  Cologne Eifeltor Distribution
    Center.............................                       2,476            --            2,322            4,798            --
Columbus, Ohio
  Capital Park South Distribution
    Center.............................                         320            --            6,443            6,763            --
El Paso, Texas
  Northwestern Corporate Center........                         225            --            5,143            5,368            --
Fort Lauderdale/Miami, Florida
  CenterPort Distribution Center.......                       1,170            --            2,753            3,923            --
I-95 Corridor, New Jersey
  Cranbury Business Park...............                       1,598            --            7,902            9,500            --
Los Angeles / Orange County, California
  Torrance Distribution Center.........                      25,010            --           18,239           43,249            --
Louisville, Kentucky
  New Cut Road Distribution Center.....                       2,155            --            5,657            7,812            --
Marseille, France
  Clesud Grans Miramas.................                       1,247            --               --            1,247            --
Memphis, Tennessee
  Memphis Industrial Park..............                         220            --            8,266            8,486            --

FACILITIES UNDER DEVELOPMENT
Atlanta, Georgia
  Breckenridge Distribution Center.....       4,756            --              2000
  Greenwood Industrial Park............       5,575            --              2000
Austin, Texas
  Corridor Park Corporate Center.......       5,340            --              2000
Brabant, Netherlands
  Tiburg Distribution Center...........       6,911            --              2000
Chicago, Illinois
  O'Hare Cargo Distribution Center.....       7,006            --              2000
  Bloomingdale 100 Business Center.....       2,800            --              2000
  Remington Lakes Business Park........       9,893            --              2000
Cincinnati, Ohio
  Union Center Commerce Park...........       4,824            --              2000
Cologne, Germany
  Cologne Eifeltor Distribution
    Center.............................       4,798            --              2000
Columbus, Ohio
  Capital Park South Distribution
    Center.............................       6,763            --              2000
El Paso, Texas
  Northwestern Corporate Center........       5,368            --              2000
Fort Lauderdale/Miami, Florida
  CenterPort Distribution Center.......       3,923            --              2000
I-95 Corridor, New Jersey
  Cranbury Business Park...............       9,500            --              2000
Los Angeles / Orange County, California
  Torrance Distribution Center.........      43,249            --              2000
Louisville, Kentucky
  New Cut Road Distribution Center.....       7,812            --              2000
Marseille, France
  Clesud Grans Miramas.................       1,247            --              2000
Memphis, Tennessee
  Memphis Industrial Park..............       8,486            --              2000

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
Neustadt, Germany
  Neustadt.....................                         904            --               --
Paris, France
  ProLogis Parc Vatry..........                       4,709            --               --
Reno, Nevada
  Damonte Ranch Distribution
    Center.....................                       1,221            --            1,012
Reynosa, Mexico
  Reynosa Industrial Center
    III........................                       1,453            --            7,702
Rotterdam, Netherlands
  Moerdijk Distribution
    Center.....................                       1,057            --               --
Soest, Germany
  Soest........................                       1,895            --              241
Tijuana, Mexico
  Tijuana Industrial Center....                       1,376            --            1,958
Warsaw, Poland
  Teresin Distribution
    Center.....................                       7,277            --               --
Washington D.C./Baltimore,
  Maryland
  ProLogis Park -- Dulles......                       2,513            --            2,871
  Troy Hill Distribution
    Center.....................                       4,564            --            1,925
  Kraft Distribution Center....                       1,580            --            3,511
                                                   --------    ----------       ----------
        Total Facilities Under
          Development..........                      80,124            --          105,896
                                                   --------    ----------       ----------
LAND HELD FOR DEVELOPMENT
Atlanta, Georgia
  Atlanta West Distribution
    Center.....................                         561            --              193
  Breckenridge Distribution
    Center.....................                       2,504            --            1,693
  Greenwood Ind Park...........                       8,353            --              114
  Riverside Distribution
    Center.....................                       1,107            --               99
Austin, Texas
  Southpark Corporate Center...                         525            --               64
  Walnut Creek Corporate
    Center.....................                         135            --               40
Barcelona, Spain
  Sant Boi Park................                      16,072            --            3,900

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
Neustadt, Germany
  Neustadt.....................         904            --           904            --              2000
Paris, France
  ProLogis Parc Vatry..........       4,709            --         4,709            --              2000
Reno, Nevada
  Damonte Ranch Distribution
    Center.....................       2,233            --         2,233            --              2000
Reynosa, Mexico
  Reynosa Industrial Center
    III........................       9,155            --         9,155            --              2000
Rotterdam, Netherlands
  Moerdijk Distribution
    Center.....................       1,057            --         1,057            --              2000
Soest, Germany
  Soest........................       2,136            --         2,136            --              2000
Tijuana, Mexico
  Tijuana Industrial Center....       3,334            --         3,334            --              2000
Warsaw, Poland
  Teresin Distribution
    Center.....................       7,277            --         7,277            --              2000
Washington D.C./Baltimore,
  Maryland
  ProLogis Park -- Dulles......       5,384            --         5,384            --              2000
  Troy Hill Distribution
    Center.....................       6,489            --         6,489            --              2000
  Kraft Distribution Center....       5,091            --         5,091            --              2000
                                 ----------    ----------    ----------     ---------
        Total Facilities Under
          Development..........     186,020            --       186,020            --
                                 ----------    ----------    ----------     ---------
LAND HELD FOR DEVELOPMENT
Atlanta, Georgia
  Atlanta West Distribution
    Center.....................         754            --           754            --              1994
  Breckenridge Distribution
    Center.....................       4,197            --         4,197            --           1997, 1998
  Greenwood Ind Park...........       8,467            --         8,467            --              2000
  Riverside Distribution
    Center.....................       1,206            --         1,206            --              1996
Austin, Texas
  Southpark Corporate Center...         589            --           589            --              1996
  Walnut Creek Corporate
    Center.....................         175            --           175            --           1994, 1996
Barcelona, Spain
  Sant Boi Park................      19,972            --        19,972            --              2000

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
Brabant, Netherlands
  Tilburg Distribution
    Center.....................                       1,711            --               --
Charlotte, North Carolina
  Charlotte Distribution Center
    South......................                         352            --            1,851
  Interstate North Business
    Park.......................                         343            --                9
Chicago, Illinois
  Bloomingdale 100 Business
    Center.....................                       2,462            --            1,536
  Bolingbrook Distribution
    Center.....................                       4,621            --              133
  O'Hare Cargo Distribution
    Center.....................                       6,954            --            3,792
  I-55 Distribution Center.....                      11,966                            630
  Remington Lakes Business
    Park.......................                         528            --               --
Cincinatti, Ohio
  Airport West Distribution
    Center.....................                       2,213            --              160
  Union Center Commerce Park...                         297            --            3,989
Cologne, Germany
  Cologne Eifeltor Distribution
    Center.....................                         614            --               --
Columbus, Ohio
  Capital Park South
    Distribution Center........                       2,040            --               94
  International Street Commerce
    Center.....................                         101            --                8
Dallas/Fort Worth, Texas
  Freeport Corporate Center....                       1,705            --            1,252
  Plano Distribution Center....                       1,166            --               --
  Northgate Distribution
    Center.....................                         806            --               18
  Arlington Corporation
    Center.....................                       1,241            --               17
  Lewisville Distribution
    Center.....................                       5,186            --               --
Denver, Colorado
  Denver Business Center
    Land.......................                         326            --              530
  Upland Distribution Center
    I..........................                         519            --               31
East Bay (San Francisco),
  California
  Patterson Pass Business
    Center.....................                         887            --              147
  Pescadero Distribution
    Center.....................                       4,684            --              235
El Paso, Texas
  Northwestern Corporate
    Center.....................                       1,086            --            2,125
  Vista Corporate Center.......                         330            --              144

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
Brabant, Netherlands
  Tilburg Distribution
    Center.....................       1,711            --         1,711            --              1999
Charlotte, North Carolina
  Charlotte Distribution Center
    South......................       2,203            --         2,203            --              1997
  Interstate North Business
    Park.......................         352            --           352            --              1997
Chicago, Illinois
  Bloomingdale 100 Business
    Center.....................       3,998            --         3,998            --              1997
  Bolingbrook Distribution
    Center.....................       4,754            --         4,754            --              1999
  O'Hare Cargo Distribution
    Center.....................      10,746            --        10,746            --           1996, 1997
  I-55 Distribution Center.....      12,596            --        12,596            --              2000
  Remington Lakes Business
    Park.......................         528            --           528            --              1997
Cincinatti, Ohio
  Airport West Distribution
    Center.....................       2,373            --         2,373            --              2000
  Union Center Commerce Park...       4,286            --         4,286            --           1997, 2000
Cologne, Germany
  Cologne Eifeltor Distribution
    Center.....................         614            --           614            --              2000
Columbus, Ohio
  Capital Park South
    Distribution Center........       2,134            --         2,134            --     1994, 1998, 1999, 2000
  International Street Commerce
    Center.....................         109            --           109            --              1996
Dallas/Fort Worth, Texas
  Freeport Corporate Center....       2,957            --         2,957            --              1999
  Plano Distribution Center....       1,166            --         1,166            --              1999
  Northgate Distribution
    Center.....................         824            --           824            --              2000
  Arlington Corporation
    Center.....................       1,258            --         1,258            --              2000
  Lewisville Distribution
    Center.....................       5,186            --         5,186            --              2000
Denver, Colorado
  Denver Business Center
    Land.......................         856            --           856            --              1998
  Upland Distribution Center
    I..........................         550            --           550            --              1997
East Bay (San Francisco),
  California
  Patterson Pass Business
    Center.....................       1,034            --         1,034            --              1999
  Pescadero Distribution
    Center.....................       4,919            --         4,919            --              2000
El Paso, Texas
  Northwestern Corporate
    Center.....................       3,211            --         3,211            --              1991
  Vista Corporate Center.......         474            --           474            --              1993

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
  Vista Del Sol Industrial
    Center.....................                         324            --               12
  Vista Del Sol Industrial
    Center II..................                       1,268                            397
  Vista Del Sol Industrial
    Center III.................                         306            --              456
Houston, Texas
  Jersey Village Corporate
    Center.....................                       3,217            --            1,050
  West by Northwest Industrial
    Center.....................                         898            --              135
I-95 Corridor, New Jersey
  Cranbury Business Park.......                         650            --               90
Indianapolis, Indiana
  Airport Business Center......                       2,214            --               --
  Lebanon Commerce Park Land...                         827            --              686
  North by Northeast
    Distribution Center........                         435            --               60
  Plainfield Park Distribution
    Center.....................                       1,082            --              570
Juarez, Mexico
  Los Aztecas Industrial
    Center.....................                         670            --               --
  Salvacar Industrial Park.....                       2,051            --              624
  Ramon Rivera Industrial
    Center.....................                         445            --               22
Kansas City, MO
  Executive Park...............                       1,267            --              244
Las Vegas, Nevada
  Black Mountain Distribution
    Center.....................                       1,242            --              114
  Hughes Airport Center........                         263            --               11
  Las Vegas Corporate Center...             (h)       3,891            --            1,417
Le Havre, France
  Le Havre.....................                       1,105            --               --
Los Angeles/Orange County,
  California
  Magnolia Business Center.....                       4,232            --               42
  Ontario Distribution
    Center.....................                       1,545            --               74
Louisville, Kentucky
  Riverport Distribution
    Center.....................                         600            --               --
Lyon, France
  Isle d'Abeau Distribution
    Center.....................                       2,014            --               --
Memphis, Tennessee
  Memphis Industrial Park......                         897            --              790

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
  Vista Del Sol Industrial
    Center.....................         336            --           336            --              1994
  Vista Del Sol Industrial
    Center II..................       1,665            --         1,665            --           1995, 1996
  Vista Del Sol Industrial
    Center III.................         762            --           762            --              1999
Houston, Texas
  Jersey Village Corporate
    Center.....................       4,267            --         4,267            --              1997
  West by Northwest Industrial
    Center.....................       1,033            --         1,033            --              1993
I-95 Corridor, New Jersey
  Cranbury Business Park.......         740            --           740            --           1997,1998
Indianapolis, Indiana
  Airport Business Center......       2,214            --         2,214            --              1999
  Lebanon Commerce Park Land...       1,513            --         1,513            --              1998
  North by Northeast
    Distribution Center........         495            --           495            --              1994
  Plainfield Park Distribution
    Center.....................       1,652            --         1,652            --              1996
Juarez, Mexico
  Los Aztecas Industrial
    Center.....................         670            --           670            --              1999
  Salvacar Industrial Park.....       2,675            --         2,675            --              1997
  Ramon Rivera Industrial
    Center.....................         467            --           467            --              2000
Kansas City, MO
  Executive Park...............       1,511            --         1,511            --              1998
Las Vegas, Nevada
  Black Mountain Distribution
    Center.....................       1,356            --         1,356            --              1995
  Hughes Airport Center........         274            --           274            --              1997
  Las Vegas Corporate Center...       5,308            --         5,308            --           1995, 1997
Le Havre, France
  Le Havre.....................       1,105            --         1,105            --              1999
Los Angeles/Orange County,
  California
  Magnolia Business Center.....       4,274            --         4,274            --              1999
  Ontario Distribution
    Center.....................       1,619            --         1,619            --              1999
Louisville, Kentucky
  Riverport Distribution
    Center.....................         600            --           600            --              1999
Lyon, France
  Isle d'Abeau Distribution
    Center.....................       2,014            --         2,014            --              2000
Memphis, Tennessee
  Memphis Industrial Park......       1,687            --         1,687            --              1997

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
  Distriplex Distribution
    Center.....................                       1,919            --               25
Milan, Italy
  Piacenza Distribution
    Center.....................                         814            --              410
Monterrey Mexico
  Monterrey Industrial Park....                       3,797            --               78
Orlando, Florida
  Orlando Central Park.........                       2,152            --              637
Portland, Oregon
  Jennifer Distribution
    Center.....................                       2,139            --              709
Reno, Nevada
  Damonte Ranch................                       2,454            --              860
  Golden Valley Distribution
    Center.....................                         444            --              439
Reynosa, Mexico
  Del Norte Industrial Center
    II.........................                       1,391            --              571
  Reynosa Industrial Center
    III........................                         149            --               15
  Pharr Bridge Industrial
    Center.....................                       3,912            --               28
  Reynosa Industrial Park......                         362            --               28
Rio Grande Valley, Texas
  Rio Grande Industrial
    Center.....................                         139            --               --
  Rio Grande Distribution
    Center.....................                         300                             --
Salt Lake City, Utah
  Centennial Distribution
    Center.....................                         824            --               99
  Clearfield Industrial
    Center.....................                         125            --               14
  Salt Lake International
    Distribution Center........                         878            --               77
San Antonio, Texas
  Coliseum Distribution
    Center.....................                         611            --              335
  Landmark One Distribution
    Center.....................                         127            --                5
  Perrin Creek Corporate
    Center.....................                       2,637            --              245
  San Antonio Distribution
    Center III.................                         458            --               71
  Tri-County Distribution
    Center.....................                         773                             26
Seattle, Washington
  Port of Tacoma...............                       1,543            --              377

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
  Distriplex Distribution
    Center.....................       1,944            --         1,944            --              2000
Milan, Italy
  Piacenza Distribution
    Center.....................       1,224            --         1,224            --              1999
Monterrey Mexico
  Monterrey Industrial Park....       3,875            --         3,875            --           1998, 2000
Orlando, Florida
  Orlando Central Park.........       2,789            --         2,789            --              1996
Portland, Oregon
  Jennifer Distribution
    Center.....................       2,848            --         2,848            --              1997
Reno, Nevada
  Damonte Ranch................       3,314            --         3,314            --              1998
  Golden Valley Distribution
    Center.....................         883            --           883            --              1995
Reynosa, Mexico
  Del Norte Industrial Center
    II.........................       1,962            --         1,962            --              1999
  Reynosa Industrial Center
    III........................         164            --           164            --              1998
  Pharr Bridge Industrial
    Center.....................       3,940            --         3,940            --              2000
  Reynosa Industrial Park......         390            --           390            --              1997
Rio Grande Valley, Texas
  Rio Grande Industrial
    Center.....................         139            --           139            --              1995
  Rio Grande Distribution
    Center.....................         300            --           300            --              1995
Salt Lake City, Utah
  Centennial Distribution
    Center.....................         923            --           923            --              1996
  Clearfield Industrial
    Center.....................         139            --           139            --              1997
  Salt Lake International
    Distribution Center........         955            --           955            --           1994, 1995
San Antonio, Texas
  Coliseum Distribution
    Center.....................         946            --           946            --              1994
  Landmark One Distribution
    Center.....................         132            --           132            --              1997
  Perrin Creek Corporate
    Center.....................       2,882            --         2,882            --              1996
  San Antonio Distribution
    Center III.................         529            --           529            --              1996
  Tri-County Distribution
    Center.....................         799            --           799            --              2000
Seattle, Washington
  Port of Tacoma...............       1,920            --         1,920            --              1998

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                       INITIAL COST TO
                                                          PROLOGIS
                                                   -----------------------   COSTS CAPITALIZED
                                 NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                      BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                      ------   -------  --------   ------------   -----------------
Tampa, Florida
  Sabal Park Distribution
    Center.....................                       1,075            --              245
  Tampa East Distribution
    Center.....................                         233            --               --
  Tampa East Industrial
    Center.....................                       1,783            --               22
  Tampa West Distribution
    Center.....................                         242            --              158
Tijuana, Mexico
  Tijuana Industrial Center....                       1,474            --            1,452
Tongeren, Belgium
  Tongeren Distribution
    Center.....................                         144            --               38
Warsaw, Poland
  Blonie Industrial Park.......                       1,085            --              588
  Teresin Distribution
    Center.....................                       1,472                             --
Washington D.C./Baltimore,
  Maryland
  ProLogis Park -- Dulles......                       1,165            --               --
  Meadowridge Distribution
    Center.....................                         760            --               36
                                                   --------    ----------       ----------
        Total Land Held for
          Development..........                     150,219            --           37,186
                                                   --------    ----------       ----------
        GRAND TOTAL............                    $819,258    $2,231,458       $1,582,985
                                                   ========    ==========       ==========

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     GROSS AMOUNTS AT WHICH CARRIED
                                         AS OF DECEMBER 31, 2000
                                 ---------------------------------------   ACCUMULATED           DATE OF
                                               BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                         LAND      IMPROVEMENTS   TOTAL(a)(b)       (c)             ACQUISITION
-----------                      ----------   ------------   -----------   ------------   ----------------------
Tampa, Florida
  Sabal Park Distribution
    Center.....................       1,320            --         1,320            --           1995, 1997
  Tampa East Distribution
    Center.....................         233            --           233            --              1994
  Tampa East Industrial
    Center.....................       1,805            --         1,805            --              1994
  Tampa West Distribution
    Center.....................         400            --           400            --              1994
Tijuana, Mexico
  Tijuana Industrial Center....       2,926            --         2,926            --              1998
Tongeren, Belgium
  Tongeren Distribution
    Center.....................         182            --           182            --              2000
Warsaw, Poland
  Blonie Industrial Park.......       1,673            --         1,673            --              1998
  Teresin Distribution
    Center.....................       1,472            --         1,472            --              2000
Washington D.C./Baltimore,
  Maryland
  ProLogis Park -- Dulles......       1,165            --         1,165            --              2000
  Meadowridge Distribution
    Center.....................         796            --           796            --              1996
                                 ----------    ----------    ----------     ---------
        Total Land Held for
          Development..........     187,405            --       187,405            --
                                 ----------    ----------    ----------     ---------
        GRAND TOTAL............  $1,022,375    $3,611,326    $4,633,701     $(476,982)
                                 ==========    ==========    ==========     =========

---------------

(a) Reconciliation of total cost to real estate balance sheet caption at December 31, 2000 (in thousands):

Total per Schedule III......................................  $4,633,701
Minority interest in real estate company....................       8,217
Capitalized preacquisition costs............................      47,574
                                                              ----------
          Total real estate.................................  $4,689,492(i)
                                                              ==========

(b) The aggregate cost for federal income tax purposes was approximately $3,392,893,856.

(c) Buildings are depreciated over their estimated useful lives (7 years for capital improvements, 10 years for tenant improvements, 30 years for acquisitions and 40 years for developments).

(d)  $340,160,523 of these facilities secure $200,000,000 of mortgage notes.

(e)  $211,562,957 of these facilities secure $147,165,811 of mortgage notes.

(f)  $375,253,585 of these facilities secure $156,914,474 of mortgage notes.

(g)  $61,295,480 of these facilities secure $23,799,748 of securitized debt.

(h)  $236,284,865 of these facilities secure $10,044,915 of assessment bonds.

(i) A summary of activity for real estate and accumulated depreciation as of December 31, 2000 is as follows (in thousands):

Real Estate
  Balance at beginning of year..............................   $4,974,951
  Additions:
     Acquisitions and completions of operating facilities...      324,495
     Improvements to operating facilities...................      247,570
  Dispositions..............................................     (890,320)
  Change in construction in progress balance................        2,307
  Change in capitalized preacquisition costs balance........       30,489
                                                               ----------
  Balance at end of year....................................   $4,689,492
                                                               ==========

Accumulated depreciation
  Balance at beginning of year..............................   $  366,703
  Depreciation expense......................................      128,403
  Accumulated depreciation associated with dispositions.....      (18,124)
                                                               ----------
  Balance at end of year....................................   $  476,982
                                                               ==========

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of ProLogis Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of ProLogis Trust, hereby constitutes and appoints K. Dane Brooksher, Walter C. Rakowich, Luke A. Lands and Edward S. Nekritz, or his true and lawful attorneys in fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits, thereto, and any and all documents, in connection therewith, with the Securities and Exchange Commission, hereby granting unto and attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in an about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

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

Date: March 23, 2001

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ K. DANE BROOKSHER                  Chairman, Chief Executive        March 23, 2001
-----------------------------------------------------    Officer and Trustee
                  K. Dane Brooksher

               /s/ IRVING F. LYONS III                 President, Chief Investment      March 23, 2001
-----------------------------------------------------    Officer and Trustee
                 Irving F. Lyons III

               /s/ WALTER C. RAKOWICH                  Managing Director and Chief      March 23, 2001
-----------------------------------------------------    Financial Officer (Principal
                 Walter C. Rakowich                      Financial Officer)

                  /s/ LUKE A. LANDS                    Senior Vice President and        March 23, 2001
-----------------------------------------------------    Controller
                    Luke A. Lands

                 /s/ SHARI J. JONES                    Vice President (Principal        March 23, 2001
-----------------------------------------------------    Accounting Officer)
                   Shari J. Jones

              /s/ C. RONALD BLANKENSHIP                Trustee                          March 23, 2001
-----------------------------------------------------
                C. Ronald Blankenship

               /s/ STEPHEN L. FEINBERG                 Trustee                          March 23, 2001
-----------------------------------------------------
                 Stephen L. Feinberg

                /s/ DONALD P. JACOBS                   Trustee                          March 23, 2001
-----------------------------------------------------
                  Donald P. Jacobs

                /s/ WILLIAM G. MYERS                   Trustee                          March 23, 2001
-----------------------------------------------------
                  William G. Myers

                 /s/ JOHN E. ROBSON                    Trustee                          March 23, 2001
-----------------------------------------------------
                   John E. Robson

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----


               /s/ KENNETH N. STENSBY                  Trustee                          March 23, 2001
-----------------------------------------------------
                 Kenneth N. Stensby

                /s/ J. ANDRE TEIXEIRA                  Trustee                          March 23, 2001
-----------------------------------------------------
                  J. Andre Teixeira

                /s/ THOMAS G. WATTLES                  Trustee                          March 23, 2001
-----------------------------------------------------
                  Thomas G. Wattles

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Articles of Amendment and Restatement of Declaration of
                            Trust of ProLogis (incorporated by reference to exhibit
                            4.1 to ProLogis' quarterly report on Form 10-Q for the
                            quarter ended June 30, 1999).

          3.2            -- Amended and Restated Bylaws of ProLogis (incorporated by reference to exhibit 3.2 to ProLogis' quarterly report on
                            Form 10-Q for the quarter ended June 30, 1999).

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

          4.3            -- Second Amendment to Rights agreement, dated as of June
                            22, 1995, between ProLogis, State Street Bank and Trust
                            Company and The First National Bank of Boston
                            (incorporated by reference to Exhibit 3.1 to ProLogis'
                            Form 10-Q for the quarter ended September 30, 1995).

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

          4.20           -- First Supplement Collateral Trust Indenture, dated as of
                            October 28, 1994, among ProLogis Limited Partnership-IV,
                            Krauss/Schwartz Properties, Ltd., and NationsBank of
                            Virginia, N.A., as Trustee (incorporated by reference to
                            exhibit 10.6 to ProLogis' Form 10-Q for the quarter ended
                            September 30, 1994).

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

          4.23           -- 7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis' Form 8-K dated July 11, 1997).

          4.24           -- Form of 7.05% Promissory Note due July 15, 2006
                            (incorporated by reference to exhibit 4.24 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).

          4.25           -- 7.00% Promissory Note due October 1, 2003 (incorporated by reference to exhibit 4.25 to ProLogis' Form 10-K for
                            the year ended December 31, 1999).

          4.26           -- Form of 6.70% Promissory Note due April 15, 2004
                            (incorporated by reference to exhibit 4.26 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).

          4.27           -- Form of 7.10% Promissory Note due April 15, 2008
                            (incorporated by reference to exhibit 4.27 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).

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
                            33-78080).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

         10.5            -- Indemnification Agreement between ProLogis and each of
                            its independent Trustees (incorporated by reference to
                            exhibit 10.16 to ProLogis' Form 10-K for the year ended
                            December 31, 1995).

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

         10.12           -- Form of Secured Promissory Note and Pledge Agreement
                            relating to Share Purchase Program (incorporated by
                            reference to exhibit 10.17 to ProLogis' Form 10-K for the
                            year ended December 31, 1998).

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.17           -- Amended and Restated Loan Administration Agreement
                            between The Prudential Insurance Company of America and
                            Meridian, IndTennco Limited Partnership, Metro-Sierra
                            Limited Partnership, and Progress Center/Alabama Limited
                            Partnership, dated as of February 23, 1996 (incorporated
                            by reference to exhibit 10.24 to Meridian's Form 10-K for
                            the year ended December 31, 1996).

         10.18           -- Note Purchase Agreement among Meridian and The Travelers
                            Insurance Company (I/N/TRAL & CO.), United Services
                            Automobile Association (I/N/O SALKELD & CO.), The
                            Variable Annuity Life Insurance Company, The United
                            States Life Insurance Company in the City of New York,
                            All American Life Insurance Company, The Old Line Life
                            Insurance Company of America, The Lincoln National Life
                            Insurance Company, Lincoln Life & Annuity Company of New
                            York, First Penn-Pacific Life Insurance Company (I/N/O
                            CUDD & CO), Lincoln National Health & Casualty Insurance
                            Company, Allied Life Insurance Company "B" (I/N/O GERLACH
                            & CO), sons of Norway (I/N/O VAR & CO), Aid Association
                            for Lutherans (I/N/O NIMER & CO), Metropolitan Life
                            Insurance Company, National Life Insurance Company, Life
                            Insurance Company of the Southwest, Keyport Life
                            Insurance Company (I/N/O BOST & CO), Union Central Life
                            Insurance Company (I/N/O HARE & CO), and Pan-American
                            Life Insurance Company, dated November 15, 1997
                            (incorporated by reference to exhibit 10.66 to Meridian's
                            Form 10-K for the year ended December 31, 1997).

         10.19           -- Credit Agreement among ProLogis Trust, NationsBank, N.A.,
                            Commerzbank Aktien Gesellschaft, New York Branch, Chase
                            Bank of Texas, National Association and Lenders Named
                            Herein, dated as of March 29, 1999 (incorporated by
                            reference to exhibit 10.1 to ProLogis' Form 8-K dated
                            April 16, 1999).

         10.20           -- Credit Agreement among ProLogis Trust, as Borrower and
                            Guarantor, ProLogis Logistics Services Incorporated, as
                            Borrower, ProLogis Development Services Incorporated, as
                            Borrower, Bank of America N.A., as Administrative Agent,
                            Commerzbank Aktiengellschaft, New York Branch, as
                            Syndication Agent, Chase Bank of Texas, National
                            Association, as Documentation Agent, First Union National
                            Bank and Societe Generale, Southwest Agency, as Managing
                            Agents and the Lenders Named Herein as Lenders, as of
                            June 6, 2000 (incorporated by reference to exhibit 10.2
                            to ProLogis' Form 10-Q for the quarter ended June 30,
                            2000).

         10.21           -- Mortgage Noted dated as of March 29, 1999 between
                            ProLogis Trust and Pro-Industrial Funding Company, Inc.
                            (incorporated by reference to exhibit 10.1 to ProLogis'
                            Form 8-K dated May 17, 1999).

         10.22           -- Agreement of Limited Partnership of Meridian Realty
                            Partners, L.P. (incorporated by reference to exhibit 99.1
                            to ProLogis' Registration Statement No. 333-86081).

         10.23           -- ProLogis Trust 1997 Long-Term Incentive Plan (as Amended
                            and Restated Effective as of May 18, 2000 (incorporated
                            by reference to exhibit 10.1 to ProLogis' Form 10-Q for
                            the quarter ended June 30, 2000).

         10.24           -- Multi-Currency Revolving Credit Facility Agreement among
                            PLD Europe Finance B.V. and PLD U.K. Finance B.V. as
                            Original Borrowers, ProLogis Trust as guarantor, ABN AMRO
                            Bank N.V. as Arranger and Societe Generale as
                            Co-Arranger, ABN AMRO Bank N.S. as Agent and Issuing bank
                            as Banks as defined herein, dated December 17, 1999
                            (incorporated by reference to exhibit 10.24 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.25           -- Form of Executive Protection Agreements entered into
                            between ProLogis and K. Dane Brooksher and Irving F.
                            Lyons III, dated as of June 24, 1999. (incorporated by
                            reference to exhibit 10.25 to ProLogis' Form 10-K for the
                            year ended December 31, 1999).

         10.26           -- Form of Executive Protection Agreements entered into
                            between ProLogis and Walter C. Rakowich, Jeffrey H.
                            Schwartz, Robert J. Watson and John W. Seiple, dated as
                            of June 24, 1999 (incorporated by reference to exhibit
                            10.26 to ProLogis' Form 10-K for the year ended December
                            31, 1999).

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

         24.1            -- Power of Attorney (included at page 121).