Form 10-Q
period 2001-03-31
PROLOGIS TRUST
filed 2001-05-15
CIK 899881

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No
                             -----  -----

     The number of shares outstanding of the Registrant's common stock as of May 10, 2001 was 173,975,171.






===============================================================================

                                 ProLogis Trust

                                      Index



                                                                         Page
                                                                       Number(s)
PART I.  Financial Information                                         --------
  Item 1.  Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets--March 31, 2001
               and December 31, 2000....................................    3
           Consolidated Condensed Statements of Earnings and
               Comprehensive Income--Three months ended March 31,
               2001 and 2000............................................    4
           Consolidated Condensed Statements of Cash Flows--Three
               months ended March 31, 2001 and 2000.....................    5
           Notes to Consolidated Condensed Financial Statements.........  6 - 18
           Report of Independent Public Accountants.....................    19
  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................... 20 - 28
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...    29

PART II. Other Information

  Item 4.  Submission of Matters to a Vote of Securities Holders........    29
  Item 5.  Other Information............................................    29
  Item 6.  Exhibits..................................................... 30 - 33


                                 PROLOGIS TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                     ASSETS

                                                                                      March 31,     December 31,
                                                                                        2001           2000
                                                                                   -------------   -------------
                                                                                    (Unaudited)      (Audited)
       Real estate............................................................     $   4,866,802   $   4,689,492
         Less accumulated depreciation........................................           505,890         476,982
                                                                                   -------------   -------------
                                                                                       4,360,912       4,212,510
       Investments in and advances to unconsolidated entities.................           895,776       1,453,148
       Cash and cash equivalents..............................................            39,322          57,870
       Accounts and notes receivable..........................................            65,304          50,856
       Other assets...........................................................           246,108         171,950
                                                                                   -------------   -------------
                Total assets..................................................     $   5,607,422   $   5,946,334
                                                                                   =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

       Liabilities:
         Lines of credit......................................................     $     120,210   $     439,822
         Senior unsecured debt................................................         1,700,086       1,699,989
         Mortgage notes and other secured debt................................           536,172         537,925
         Accounts payable and accrued expenses................................           125,302         107,494
         Construction payable.................................................            22,588          40,925
         Distributions and dividends payable..................................               729          57,739
         Other liabilities....................................................           115,966          88,439
                                                                                   -------------   -------------
                Total liabilities.............................................         2,621,053       2,972,333
                                                                                   -------------   -------------
       Minority interest......................................................            46,456          46,630
       Shareholders' equity:
         Series A  Preferred  Shares;  $0.01 par value;  5,400,000
           shares  issued and outstanding  at  March  31,  2001 and
           December 31, 2000; stated liquidation preference of $25.00
           per share..........................................................           135,000         135,000
         Series B Preferred Shares; $0.01 par value; 6,256,100 shares issued and outstanding at December 31, 2000; stated liquidation
           preference of $25.00 per share.....................................                --         156,403
         Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2001 and December 31,
           2000; stated liquidation preference of $50.00 per share............           100,000         100,000
         Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at March 31, 2001 and December 31,
           2000; stated liquidation preference of $25.00 per share............           250,000         250,000
         Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2001 and December 31,
           2000; stated liquidation preference of $25.00 per share............            50,000          50,000
         Common shares of beneficial interest; $0.01 par value;
           173,679,733 shares issued and outstanding at March 31,
           2001 and 165,287,358 shares issued and outstanding at
           December 31, 2000..................................................             1,737           1,653
       Additional paid-in capital.............................................         2,907,314       2,740,136
       Employee share purchase notes..........................................           (18,049)        (18,556)
       Accumulated other comprehensive income.................................           (76,452)        (33,768)
       Distributions in excess of net earnings................................          (409,637)       (453,497)
                                                                                   -------------   -------------
                Total shareholders' equity....................................         2,939,913       2,927,371
                                                                                   -------------   -------------
                Total liabilities and shareholders' equity....................     $   5,607,422   $   5,946,334
                                                                                   =============   =============







              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 PROLOGIS TRUST

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     -----------------------
                                                                                        2001          2000
                                                                                     ---------     ---------
       Income:
         Rental income............................................................   $ 119,764     $ 120,809
         Other real estate income.................................................      42,854        18,945
         Income (loss) from unconsolidated entities...............................      (2,044)       21,367
         Interest.................................................................       1,654         1,871
                                                                                     ---------     ---------
                Total income......................................................     162,228       162,992
                                                                                     ---------     ---------
       Expenses:
         Rental expenses, net of recoveries of $24,868 in 2001 and $23,162 in 2000, including amounts paid to affiliate of $174 in 2001
            and $306 in 2000......................................................       6,758         6,547
         General and administrative, including amounts paid to affiliate
            of $170 in 2001 and $224 in 2000......................................      14,827        11,241
         Depreciation and amortization............................................      38,752        39,474
         Interest.................................................................      39,382        41,986
         Other....................................................................       1,291         1,218
                                                                                     ---------     ---------
                Total expenses....................................................     101,010       100,466
                                                                                     ---------     ---------
       Earnings from operations...................................................      61,218        62,526
       Minority interest share in earnings........................................       1,376         1,654
                                                                                     ---------     ---------
       Earnings before gain (loss) on disposition of real estate
            and foreign currency exchange gains (losses)..........................      59,842        60,872
       Gain (loss) on disposition of real estate..................................      (1,198)        5,108
       Foreign currency exchange losses, net......................................      (3,189)       (6,520)
                                                                                     ---------     ---------
       Earnings before income taxes...............................................      55,455        59,460
       Income taxes:
         Current income tax expense...............................................       3,436           117
         Deferred income tax benefit..............................................      (3,420)           --
                                                                                     ---------     ---------
                Total income taxes................................................          16           117
                                                                                     ---------     ---------
       Net earnings...............................................................      55,439        59,343
       Less preferred share dividends.............................................      11,432        14,405
                                                                                     ---------     ---------
       Net earnings attributable to Common Shares.................................      44,007        44,938

       Other comprehensive income:
         Foreign currency translation adjustments.................................     (42,684)      (22,574)
                                                                                     ---------     ---------
       Comprehensive income.......................................................   $   1,323     $  22,364
                                                                                     =========     =========

       Weighted average Common Shares outstanding - Basic.........................     167,297       162,124
                                                                                     =========     =========
       Weighted average Common Shares outstanding - Diluted.......................     174,371       162,281
                                                                                     =========     =========

       Basic net earnings attributable to Common Shares............................  $    0.26     $    0.28
                                                                                     =========     =========
       Diluted net earnings attributable to Common Shares..........................  $    0.25     $    0.28
                                                                                     =========     =========

       Distributions per Common Share..............................................  $   0.345     $   0.335
                                                                                     =========     =========





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 PROLOGIS TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Three Months Ended,
                                                                                         March 31,
                                                                                 --------------------------
                                                                                     2001           2000
                                                                                 -----------    -----------
Operating activities:
  Net earnings.............................................................      $    55,439    $    59,343
  Minority interest share in earnings......................................            1,376          1,654
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization.......................................           38,752         39,474
       (Gain) loss on disposition of real estate...........................            1,198         (5,108)
       Straight-lined rents................................................           (1,649)        (1,921)
       Amortization of deferred loan costs.................................            1,222            987
       Stock-based compensation............................................            1,614            697
       (Income) loss from unconsolidated entities..........................            5,252        (19,029)
       Foreign currency exchange losses, net...............................            2,614          6,553
  Decrease (increase) in accounts receivable and other assets..............           16,076        (21,805)
  Increase in accounts payable, accrued expenses and other liabilities.....           13,194         32,294
  Decrease in amount due to affiliate......................................               --            119
                                                                                 -----------    -----------
        Net cash provided by operating activities..........................          135,088         93,258
                                                                                 -----------    -----------
Investing activities:
  Real estate investments..................................................         (285,825)      (122,289)
  Tenant improvements and lease commissions on previously leased space.....           (4,312)        (5,435)
  Recurring capital expenditures...........................................           (3,936)        (5,142)
  Proceeds from dispositions of real estate................................          338,350         98,353
  Payments from unconsolidated entities....................................          170,590          4,970
  Investments in and advances to unconsolidated entities...................          (75,755)       (23,430)
  Cash balances recorded upon consolidation of Kingspark Holding S. A......           89,788             --
  Cash balances contributed with ProLogis European Properties S.a.r.l......               --        (17,968)
                                                                                 -----------    -----------
        Net cash provided by (used in) investing activities................          228,900        (70,941)
                                                                                 -----------    -----------
Financing activities:
  Proceeds from exercised options and dividend reinvestment and share
       purchase plans......................................................           13,150          3,800
  Payments for the redemption of Series B convertible preferred shares.....           (4,583)            --
  Debt issuance and other transaction costs incurred.......................              (58)           (64)
  Distributions paid on Common Shares......................................          (57,158)       (54,210)
  Distributions paid to minority interest holders..........................           (1,752)        (1,867)
  Distributions paid on preferred shares...................................          (11,432)       (14,561)
  Principal payments received on employee share purchase notes.............              507            540
  Proceeds from settlement of derivative financial instruments.............               --            140
  Proceeds from lines of credit............................................          200,920        268,126
  Payments on lines of credit..............................................         (520,532)      (192,400)
  Regularly scheduled principal payments on mortgage notes.................           (1,598)        (1,789)
                                                                                 -----------    -----------
        Net cash provided by (used in) financing activities................         (382,536)         7,715
                                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents.......................          (18,548)        30,032
Cash and cash equivalents, beginning of period.............................           57,870         69,338
                                                                                 -----------    -----------
Cash and cash equivalents, end of period...................................      $    39,322    $    99,370
                                                                                 ===========    ===========

     See Note 8 for information on non-cash investing and financing activities.







              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 PROLOGIS TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


1.  General:

   Business

     ProLogis Trust (collectively with its consolidated subsidiaries and partnerships "ProLogis") is a publicly held real estate investment trust ("REIT") that owns and operates a network of industrial distribution facilities in North America and Europe. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Integrated Solutions Group, utilizes ProLogis' international network of distribution facilities to meet its customers' distribution space needs globally. ProLogis has organized its business into three operating segments: property operations, corporate distribution facilities services business ("CDFS business") and temperature-controlled distribution operations. See Note 7.

   Principles of Financial Presentation

     The consolidated condensed financial statements of ProLogis as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated condensed financial statements should be read in conjunction with ProLogis' December 31, 2000 audited consolidated financial statements contained in ProLogis' 2000 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year. Certain of the 2000 amounts have been reclassified to conform to the 2001 financial statement presentation.

     The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ProLogis' investment in Kingspark Holding S.A. ("Kingspark S.A."), an industrial distribution facility development company in the United Kingdom was previously accounted for under the equity method. ProLogis owned 100% of the non-voting preferred stock of Kingspark S.A. and recognized substantially all economic benefits of Kingspark S.A. and its subsidiaries through January 1, 2001. On January 5, 2001, ProLogis acquired an ownership interest in the voting common stock of Kingspark S.A resulting in ProLogis having control of Kingspark S.A. Accordingly, as of January 5, 2001, the accounts of Kingspark S.A. and its subsidiaries are consolidated in ProLogis' condensed financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships.

     ProLogis owns 100% of the preferred stock of ProLogis Development Services Incorporated ("ProLogis Development Services") and realizes substantially all economic benefits of this entity's activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated in ProLogis' condensed financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, provisions for federal and state income taxes are recognized, as appropriate.

Interest Expense

     Interest expense was $39.4 million and $42.0 million for the three months in 2001 and 2000, respectively, which is net of capitalized interest of $8.1 million and $4.2 million, respectively. Amortization of deferred loan costs included in interest expense was $1.2 million and $1.0 million for the three months in 2001 and 2000, respectively. Total interest paid in cash on all outstanding debt was $38.9 million and $30.4 million during 2001 and 2000, respectively.

Financial Instruments

     In the normal course of business, ProLogis uses certain derivative financial instruments for the purpose of foreign currency exchange rate and interest rate risk management. All derivative financial instruments are accounted for at fair value with changes in fair value recognized immediately in accumulated other comprehensive income or income.

     ProLogis adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. ProLogis' only derivative financial instruments in effect at March 31, 2001 are foreign currency put option contracts that have been previously marked to market through income, as they did not qualify for hedge accounting treatment. These contracts also do not qualify for hedge accounting treatment under SFAS No. 133, therefore, ProLogis has continued to mark these contracts to market through income during the three months ended March 31, 2001. ProLogis' unconsolidated entities also adopted SFAS No. 133 on January 1, 2001. The effect to ProLogis of their adoption of SFAS No. 133 was immaterial as these entities utilize derivative financial instruments on a limited basis.

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

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                             Three months ended
                                                                  March 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
    Losses from the remeasurement of third party
      debt and remeasurement and settlement of
      intercompany debt, net.............................   $ (4,016)  $ (7,024)
    Mark to market gains on foreign currency put
      option contracts (1)...............................      1,012         57
    Gains (losses) from the settlement of foreign
      currency put option contracts, net.................       (255)       480
    Other gains (losses), net............................         70        (33)
                                                            --------   --------
                                                            $ (3,189)  $ (6,520)
                                                            ========   ========

----------
(1) Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized.

2. Real Estate

Real Estate Investments

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                     March 31,       December 31,
                                                       2001              2000
                                                   -----------       -----------
    Operating facilities:
      Improved land............................... $   641,623 (1)   $   648,950 (1)
      Buildings and improvements..................   3,614,289 (1)     3,619,543 (1)
                                                   ------------      -----------
                                                     4,255,912         4,268,493
    Facilities under development (including cost
      of land)....................................     260,693 (2)(3)    186,020 (2)
    Land held for development.....................     323,520 (4)       187,405 (4)
    Capitalized preacquisition costs..............      26,677 (5)        47,574 (5)
                                                   -----------       -----------
              Total real estate...................   4,866,802         4,689,492
    Less accumulated depreciation.................     505,890           476,982
                                                   -----------       -----------
              Net real estate..................... $ 4,360,912       $ 4,212,510
                                                   ===========       ===========

----------

(1) As of March 31, 2001 and December 31, 2000, ProLogis had 1,242 and 1,244 operating facilities, respectively, consisting of 125,885,000 and 126,275,000 square feet, respectively.

(2) Facilities under development consist of 57 facilities aggregating 11,009,000 square feet as of March 31, 2001 and 41 facilities aggregating 8,711,000 square feet as of December 31, 2000.

(3) In addition to the March 31, 2001 construction payable of $22.6 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $305.1 million.

(4) Land held for future development consists of 2,314 acres as of March 31, 2001 and 2,047 acres as of December 31, 2000.

(5) Capitalized preacquisition costs include $9.6 million and $32.5 million of funds on deposit with title companies as of March 31, 2001 and December 31, 2000, respectively.

     ProLogis' operating facilities, facilities under development and land held for future development are located in North America (the United States and Mexico) and eight countries in Europe. No individual market represents more than 10% of ProLogis' real estate assets.

Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of March 31, 2001, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

                      Remainder of 2001........   $  328,514
                      2002.....................      369,563
                      2003.....................      286,967
                      2004.....................      205,072
                      2005.....................      140,376
                      2006 and thereafter......      276,260
                                                  ----------
                                                  $1,606,752
                                                  ==========

     ProLogis' largest customer (based on rental income) accounted for 1.5% of ProLogis' rental income (on an annualized basis) for the three months ended March 31, 2001. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.4% of ProLogis' rental income (on an annualized basis) for the three months ended March 31, 2001.

3. Unconsolidated Entities:

Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                   March 31,    December 31,
                                                     2001          2000
                                                  -----------   -----------
    Temperature-controlled distribution
     companies:
      Investment in CSI/Frigo LLC................ $     2,827   $        --
      Investment in ProLogis Logistics...........     117,163         7,163
      Investment in Frigoscandia S.A.............     (61,333)      (50,761)
      Notes receivable-ProLogis Logistics/CSI....          --       162,856
      Mortgage notes receivable-CSI..............          --        24,082
      Other receivables-ProLogis Logistics/CSI...       1,946        36,952
      Notes receivable-Frigoscandia S.A..........     254,595       208,945
      Other receivables-Frigoscandia S.A.........      35,282        33,797
                                                  -----------   -----------
                                                      350,480       423,034
                                                  -----------   -----------
     Kingspark S. A. (1).........................          --       570,582

     ProLogis Kingspark Joint Ventures (2).......      64,612            --

     ProLogis California (3).....................     121,215       132,243

     ProLogis North American  Properties
       Fund I (4)................................      45,926        10,369

     ProLogis North American Properties
       Fund II (5)...............................       5,417        13,408

     ProLogis European Properties Fund (6).......     234,410       147,938

     ProLogis European Properties S.a.r.l.(6)....          --        84,767

     Insight (7).................................       2,459         2,470

     ProLogis Equipment Services (8).............         892           450

     GoProLogis (9)..............................      56,315        56,315

     ProLogis Phatpipe (10)......................      14,050        11,572
                                                  -----------   -----------
               Total............................. $   895,776   $ 1,453,148
                                                  ===========   ===========

----------

(1)  Kingspark S.A. is consolidated in 2001. See Note 1.

(2) Represents investments in joint ventures that collectively own 1,307 acres of land in the United Kingdom. ProLogis' ownership in these ventures is 50.0%.

(3) ProLogis California I LLC ("ProLogis California") owned 78 operating facilities aggregating 12.7 million square feet and had a 332,000 square foot facility under development as of March 31, 2001, all located in the Los Angeles/Orange County market. ProLogis had a 50.0% ownership interest in ProLogis California as of March 31, 2001.

(4) ProLogis North American Properties Fund I LLC owned 36 operating facilities aggregating 9.0 million square feet as of March 31, 2001. In January 2001, ProLogis contributed three additional operating facilities to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million. This transaction increased the combined ownership interest of ProLogis and ProLogis Development Services to 41.3% from 20.0%.

(5) ProLogis Iowa LLC ("ProLogis Principal") was formed on June 30, 2000, as a limited liability company whose members were ProLogis with 20.0% of the membership interests and Principal Financial Group with 80.0% of the membership interests. ProLogis Principal owned three operating facilities acquired from ProLogis aggregating 440,000 square feet. On March 27, 2001, First Islamic Investment Bank E.C. acquired the 80% membership interest from Principal Financial Group. Also on that date, this entity, under the name ProLogis First US Properties LP ("ProLogis North American Properties Fund II") acquired 24 operating facilities aggregating 4.0 million square feet from ProLogis.

(6) ProLogis European Properties Fund owned 110 operating facilities aggregating 16.0 million square feet as of March 31, 2001, including facilities owned by ProLogis European Properties S.a.r.l. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest. ProLogis had contributed 50.1% of the common stock of this entity to ProLogis European Properties Fund on January 7, 2000. As of March 31, 2001, ProLogis European Properties Fund, in which ProLogis had a 41.8% ownership, owned 100% of ProLogis European Properties S.a.r.l. ProLogis recognized a gain of $0.5 million related to the January 2001 transaction (total gain of $9.8 million net of $9.3 million which does not qualify for current income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund).

(7) Investment represents ProLogis Development Services' investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis Development Services' share of Insight's earnings or loss. ProLogis Development Services had a 33.3% ownership interest in Insight as of March 31, 2001.

(8) Investment represents ProLogis Development Services' equity investment in ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' share of the earnings or loss of ProLogis Equipment Services. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis Development Services had a 50.0% ownership interest in ProLogis Equipment Services as of March 31, 2001.

(9) Investment represents ProLogis' investment in GoProLogis Incorporated ("GoProLogis") which has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. This investment was made on July 21, 2000. In addition, investment includes $30.4 million of non-cumulative preferred stock of Vizional Technologies received by GoProLogis under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period and $0.9 million of other costs associated with this investment. ProLogis accounts for its investment in GoProLogis on the equity method. GoProLogis has not received any dividends from its preferred stock investment in Vizional Technologies. As of March 31, 2001, ProLogis had deferred $26.2 million of income related to this agreement. ProLogis had a 98.0% ownership interest in GoProLogis as of March 31, 2001.

(10) Investment represents ProLogis' investment in ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") which has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. The investment was initially made on September 20, 2000. ProLogis has committed to invest an additional $2.0 million in ProLogis PhatPipe during 2001. In addition, investment includes $8.0 million of non-cumulative preferred stock of PhatPipe received by ProLogis PhatPipe under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period and $50,000 of other costs associated with this investment. ProLogis accounts for its investment in ProLogis PhatPipe on the equity method. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe. As of March 31, 2001, ProLogis had deferred $6.6 million of income related to this agreement. ProLogis had a 98.0% ownership interest in ProLogis PhatPipe as of March 31, 2001.

Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                        Three months ended
                                                             March 31,
                                                       ---------------------
                                                          2001        2000
                                                       ---------   ---------
   Temperature-controlled distribution
     companies (1)...................................  $  (9,472)  $   1,197
   Kingspark S.A. (2)................................         --       4,820
   ProLogis California (3)...........................      3,067       3,099
   ProLogis North American Properties Fund I (4).....      1,352          --
   ProLogis North American Properties Fund II (5)....        341          --
   ProLogis European Properties Fund (6).............        454       7,324
   ProLogis European Properties S.a.r.l. (7).........         36       4,927
   Insight...........................................        (10)         --
   GoProLogis (8)....................................      1,521          --
   ProLogis PhatPipe (8).............................        667          --
                                                       ---------   ---------
                                                       $  (2,044)  $  21,367
                                                       =========   =========

--------------

(1) For 2001 includes a loss of $1,744,000 from ProLogis Logistics Services Incorporated ("ProLogis Logistics") and a loss of $7,728,000 from Frigoscandia S.A. For 2000, includes income of $2,871,000 from ProLogis Logistics and a loss of $1,674,000 from Frigoscandia S.A. Amounts include interest income on notes due to ProLogis.

(2)  Kingspark S.A. is consolidated in 2001. See Note 1.

(3) Income includes management, leasing and development fees of $666,000 for the three months in 2001 and $665,000 for the three months in 2000. ProLogis has had a 50.0% ownership interest in ProLogis California since its inception.

(4) ProLogis North American Properties Fund I was formed on June 30, 2000. Income includes management fees of $512,000. ProLogis had a 41.3% ownership interest in ProLogis North American Properties Fund I as of March 31, 2001.

(5) ProLogis North American Properties Fund II was originally formed as ProLogis Principal on June 30, 2000. Income includes management fees of $45,000. ProLogis had 20.0% ownership interest in ProLogis North American Properties Fund II as of March 31, 2001.

(6) Income includes management fees of $1,722,000 for the three months in 2001 and $1,142,000 for the three months in 2000. ProLogis had a 41.8% ownership interest in ProLogis European Properties Fund as of March 31, 2001.

(7) Represents income from ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l in 2000 for the period from January 7, 2000 to March 31, 2000 and in 2001 for the period from January 1, 2001 to January 6, 2001.

(8) Represents license fees earned for the non-exclusive use of the ProLogis Operating System(TM) under licensing agreements entered into in the second quarter of 2000.

Temperature-Controlled Distribution Companies

     ProLogis has the following ownership interests in temperature-controlled distribution companies accounted for under the equity method:

o Investment in 100.0% of the preferred stock of ProLogis Logistics and 100.0% of the preferred stock of Frigoscandia S.A. The preferred stock of each entity represents substantially all of the economic interests of the entity (in excess of 99%).

o Investment in CSI/Frigo LLC which owns the voting common stock of ProLogis Logistics and Frigoscandia S.A. ProLogis owns 89.0% of the membership interests of CSI/Frigo LLC with K. Dane Brooksher, ProLogis' chairman, owning the remaining 11.0% of the membership interests. The common stock of ProLogis Logistics and Frigoscandia S.A. was owned by an unrelated party until January 5, 2001 when it was purchased by CSI/Frigo LLC. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that it will recognize approximately 95% of the economic interests of CSI/Frigo LLC.

o ProLogis Logistics owns 100% of CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of March 31, 2001, owned or operated under lease agreements facilities aggregating 181.6 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities). Of the total, 3.5 million cubic feet were under development.

o Frigoscandia S.A., through its wholly owned subsidiaries, owns 100% of Frigoscandia AB, a temperature-controlled distribution company operating in ten countries in Europe. As of March 31, 2001, Frigoscandia AB owned or operated under lease agreements facilities aggregating 184.2 million cubic feet.

o ProLogis had amounts due from Frigoscandia S.A. or its subsidiaries in the currency equivalent of $289.9 million as of March 31, 2001.

o ProLogis had amounts due from ProLogis Logistics or its subsidiaries of $1.9 million as of March 31, 2001.

     On January 2, 2001, ProLogis Logistics borrowed $125.0 million under ProLogis' U.S. dollar denominated unsecured line of credit agreement as a designated subsidiary borrower under the agreement. The proceeds from this borrowing were used to repay $125.0 million of the outstanding notes and accrued interest due to ProLogis. The remaining amounts due to ProLogis were converted to preferred stock by ProLogis on January 2, 2001.

     As of March 31, 2001, Frigoscandia AB had a 138.5 million euro credit agreement (increased to 185.0 million euro in April 2001). Borrowings under the agreement bear interest at Euribor plus 0.90% per annum. ProLogis has guaranteed 100% of the borrowings under the agreement. The currency equivalent of approximately $122.3 million was outstanding as of March 31, 2001. Additionally, in April 2001, the currency equivalent of approximately $45.9 million was borrowed under the credit agreement. The agreement expires on September 28, 2001 and contains a provision to extend the due date until December 28, 2001.

ProLogis California I LLC

     ProLogis' total investment in ProLogis California as of March 31, 2001 consisted of (in millions):

         Equity interest.....................................   $  160.1
         Distributions ($3.7 million received in 2001).......      (27.3)
         ProLogis' share of ProLogis California's earnings,
           excluding fees earned.............................       14.8
                                                                --------
                Subtotal.....................................      147.6
         Adjustments to carrying value (1)...................      (28.3)
         Other, (including acquisition costs), net...........        1.5
                                                                --------
                Subtotal.....................................      120.8
         Other receivables...................................        0.4
                                                                --------
                Total........................................   $  121.2
                                                                ========

----------

(1) Reflects the reduction in carrying value for the amount of net gain on the disposition of properties to ProLogis California that does not qualify for current income recognition due to ProLogis' continuing ownership in ProLogis California.

ProLogis European Properties Fund

     ProLogis' total investment in ProLogis European Properties Fund as of March 31, 2001 consisted of (in millions of U.S. dollars):

         Equity interest.....................................    $  251.5
         Distributions ($5.4 million received in 2001).......        (9.4)
         ProLogis' share of ProLogis European Properties
           Fund's earnings, excluding fees earned............         9.3
                                                                 --------
                 Subtotal....................................       251.4
         Adjustments to carrying value (1)...................       (36.0)
         Other (including acquisitions costs), net...........        (9.5)
                                                                 --------
                 Subtotal....................................       205.9
          Other receivables..................................        28.5
                                                                 --------
                 Total.......................................    $  234.4
                                                                 ========

----------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to ProLogis European Properties Fund that does not qualify for current income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund.

     Third parties (19 institutional investors) have invested 396.9 million euros (the currency equivalent of approximately $349.9 million as of March 31, 2001) in ProLogis European Properties Fund and have committed to fund an additional 663.4 million euros (the currency equivalent of approximately $585.0 million as of March 31, 2001) through 2002. ProLogis has also entered into a subscription agreement to make additional capital contributions of 84.4 million euros (the currency equivalent of approximately $74.4 million) as of March 31, 2001.

     ProLogis European Properties Fund has a credit agreement with two international banks for a multi-currency secured revolving credit facility in the currency equivalent of 500.0 million euros. The credit agreement matures in October 2002. Borrowings can be denominated in pound sterling or the euro, and bear interest at 0.55% above the relevant index (LIBOR or Euribor). As of March 31, 2001, 95.4 million euros and 73.6 million pound sterling were outstanding on the line (the currency equivalent of approximately $189.2 million as of March 31, 2001). As of March 31, 2001, ProLogis no longer guarantees this credit agreement. In April 2001, ProLogis European Properties Fund placed over 212.0 million euros (the currency equivalent of approximately $186.9 million as of March 31, 2001) of permanent commercial mortgage-backed securities. After interest rate and currency swap agreements, the effective interest rate on these securities is 5.74%. The proceeds were used to repay borrowings on the credit agreement.

ProLogis North American Properties Fund I

     ProLogis' and ProLogis Development Services' total investment in ProLogis North American Properties Fund I as of March 31, 2001 consisted of (in millions):

         Equity interest.....................................     $  52.7
         Distributions ($0.6 million received in 2001).......        (1.0)
         ProLogis' share of ProLogis North American
           Properties Fund's earnings, excluding fees
           earned............................................         1.1
                                                                  -------
                Subtotal.....................................        52.8
         Adjustments to carrying value (1)...................        (9.7)
         Other(including acquisition costs), net.............         2.7
                                                                  -------
                Subtotal.....................................        45.8
         Other receivables...................................         0.1
                                                                  -------
                Total........................................     $  45.9
                                                                  =======

----------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to ProLogis North American Properties Fund I that does not qualify for current income recognition due to ProLogis' and ProLogis Development Services' continuing ownership in ProLogis North American Properties Fund I.

ProLogis North American Properties Fund II

     ProLogis' and ProLogis Development Services' total investment in ProLogis North American Properties Fund II as of March 31, 2001 consisted of (in millions):

         Equity interest.....................................     $  14.0
         Adjustments to carrying value (1)...................        (7.0)
         Other (including acquisition costs), net............         1.3
                                                                  -------
                   Subtotal..................................         8.3
         Other payables......................................        (2.9)
                                                                  -------
                   Total.....................................     $   5.4
                                                                  =======

----------

(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to ProLogis North American Properties Fund II that does not qualify for current income recognition due to ProLogis' and ProLogis Development Services' continuing ownership in ProLogis North American Properties Fund II.

     As of March 31, 2001, ProLogis North American Properties Fund II had a $165.0 million short-term borrowing arrangement outstanding which is due on June 25, 2001. ProLogis North American Properties Fund II intends to obtain permanent secured financing which will be used to repay its short-term borrowings. ProLogis has guaranteed 100% of the short-term borrowings outstanding.

Summarized Financial Information

     Summarized financial information for ProLogis' unconsolidated entities as of and for the three months ended March 31, 2001 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                         ProLogis   ProLogis North     ProLogis
                                 ProLogis                                European      American     North American
                                 Logistics Frigoscandia   ProLogis      Properties    Properties      Properties
                                    (1)      S.A.(1)     California (2)  Fund (3)     Fund I (4)      Fund II (5)
                                 --------- ------------  -------------  ----------  --------------  -------------
     Total assets..............   $ 368.8   $ 480.3         $ 598.4      $  964.0       $ 363.1       $235.7 (6)
     Total liabilities (7).....   $ 250.8   $ 548.8         $ 303.2      $  420.4       $ 236.9       $165.0
     Minority interest.........   $    --   $    --         $    --      $     --       $    --       $   --
     Equity....................   $ 118.0   $ (68.5)        $ 295.2      $  543.6       $ 126.2       $ 70.7
     Revenues..................   $  77.2   $  91.3         $  16.2      $   20.0       $  11.5       $  1.0
     Adjusted EBITDA (8).......   $   5.7   $   8.1         $  13.4      $   17.9       $   8.6       $  0.7
     Net earnings (loss) (9)...   $  (1.8)  $ (10.4) (10)   $   4.5      $    2.2 (11)  $   1.8       $  0.2

----------

(1) ProLogis had an ownership interest in excess of 99.0% in each entity as of March 31, 2001.

(2)     ProLogis had a 50.0% ownership interest as of March 31, 2001.

(3) ProLogis had a 41.8% ownership interest as of March 31, 2001. Includes the ProLogis European Properties S.a.r.l. which is wholly owned by ProLogis European Properties Fund as of March 31, 2001

(4) ProLogis and ProLogis Development Services had a combined 41.3% ownership interest as of March 31, 2001.

(5) ProLogis and ProLogis Development Services had a combined 20.0% ownership interest as of March 31, 2001.

(6)     Includes amount due from ProLogis of $2.9 million.

(7) Includes amounts due to ProLogis of $1.9 million from ProLogis Logistics, $289.9 million from Frigoscandia S.A., $0.4 million from ProLogis California, $28.5 million from ProLogis European Properties Fund, and $0.1 million from ProLogis North American Properties Fund I. Includes loans from third parties (including accrued interest) of $216.0 million for ProLogis Logistics, $143.1 million for Frigoscandia S.A., $294.8 million for ProLogis California, $340.4 million for ProLogis European Properties Fund, $233.6 million for ProLogis North American Properties Fund I and $165.1 million for ProLogis North American Properties Fund II.

(8) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, gains and losses on disposition of non-CDFS business segment assets (see Note 7); foreign currency exchange gains and losses resulting from the remeasurement (at current foreign currency exchange rates) of third party and intercompany debt and mark to market adjustments related to derivative financial instruments utilized to manage foreign currency risks.

(9) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Condensed Statements of Earnings as "Income from unconsolidated entities." The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable.

(10)    Includes net foreign currency exchange losses of $1.4 million.

(11)    Includes net foreign currency exchange losses of $1.0 million.

4.  Shareholders' Equity:

     During the three months ended March 31, 2001, ProLogis generated net proceeds of $13.2 million from the issuance of 558,000 common shares of beneficial interest, $0.01 par value ("Common Shares") under its 1999 Dividend Reinvestment and Share Purchase Plan and issued 49,000 Common Shares upon the exercise of stock options.

     ProLogis called for the redemption of all of its outstanding Series B cumulative convertible redeemable preferred shares ("Series B preferred shares") as of March 20, 2001. Subsequent to the call for redemption on February 12, 2001, 5,908,971 Series B preferred shares were converted into 7,575,301 Common Shares. The remaining 183,302 Series B preferred shares outstanding on March 20, 2001 were redeemed at a price of $25.00 per share, plus $0.442 in accrued and unpaid dividends, for an aggregate redemption price of $25.442 per share.

     On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of March 31, 2001, no common shares had been repurchased.

     On March 30, 2001, ProLogis called for the redemption of its outstanding Series A cumulative, redeemable preferred shares of beneficial interest ("Series A preferred shares") at the price of $25.00 per share, plus $0.2481 in accrued and unpaid dividends, for an aggregate redemption price of $25.2481 per share (the "Redemption Price"). The shares were redeemed on May 8, 2001 at a total cost of $136.3 million.

5.  Distributions and Dividends:

   Common Distributions

     On February 23, 2001, ProLogis paid a quarterly distribution of $0.345 per Common Share to shareholders of record on February 9, 2001. The distribution level for 2001 was set by ProLogis' Board of Trustees in December 2000 at $1.38 per Common Share.

   Preferred Dividends

     The annual dividend rates on ProLogis' preferred shares are $2.35 per cumulative redeemable Series A preferred share, $4.27 per cumulative redeemable Series C preferred share, $1.98 per cumulative redeemable Series D preferred share and $2.1875 per cumulative redeemable Series E preferred share.

         On January 31, 2001, ProLogis paid quarterly dividends of $0.5469 per cumulative redeemable Series E preferred share. On March 30, 2001, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

6.  Earnings Per Common Share:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
    Net earnings attributable to Common Shares.......    $  44,007    $  44,938
    Add:  Series B preferred share dividends.........           81           --
                                                         ---------    ---------
    Adjusted net earnings attributable to Common
      Shares.........................................    $  44,088    $  44,938
                                                         =========    =========
    Weighted average Common Shares outstanding -
      Basic..........................................      167,297      162,124
    Incremental weighted average effect of common
      stock equivalents and contingently issuable
      shares.........................................          811          157
    Weighted average convertible Series B preferred
      shares.........................................        6,263           --
                                                         ---------    ---------
    Adjusted weighted average Common Shares
      outstanding - Diluted..........................      174,371      162,281
                                                         =========    =========
    Per share net earnings attributable to Common
      Shares:
         Basic.......................................    $    0.26    $    0.28
                                                         =========    =========
         Diluted.....................................    $    0.25    $    0.28
                                                         =========    =========

     For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
     Series B preferred shares.......................           --        8,968
                                                          ========     ========
     Limited partnership units.......................        5,088        5,587
                                                          ========     ========

7. Business Segments:

    ProLogis has three reportable business segments:

    o Property operations represents the long-term ownership and leasing of industrial distribution facilities in the United States (portions of which are owned through ProLogis California, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II -- See
        Note 3), Mexico and Europe (portions of which are owned through ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. -- See Note 3); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

    o Corporate distribution facilities services business ("CDFS") represents the development of industrial distribution facilities by ProLogis in United States, Mexico and Europe (see Note 3) which are often disposed of to third parties or entities in which ProLogis has an ownership interest and the development of industrial distribution facilities by ProLogis on a fee basis for third parties in the United States, Mexico and Europe; the development activities of ProLogis are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

    o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.); each company's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location. See Note 3.

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

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                         2001         2000
                                                     ----------   ----------
     Income:
       Property operations:
          United States (1).......................   $  119,091   $  119,765
          Mexico..................................        4,230        3,342
          Europe (2)..............................        1,693       13,053
                                                     ----------   ----------
               Total property operations
                 segment..........................      125,014      136,160
                                                     ----------   ----------
       CDFS business:
          United States (3).......................       28,253       16,812
          Mexico..................................          (10)         697
          Europe (4) (5)..........................       14,611        6,255
                                                     ----------   ----------
               Total CDFS business segment........       42,854       23,764
                                                     ----------   ----------
          Temperature-controlled distribution
            operations:
             North America (6)....................       (1,744)       2,871
             Europe (7)...........................       (7,728)      (1,674)
                                                     ----------   ----------
                  Total temperature-controlled
                    distribution operations
                    segment.......................       (9,472)       1,197
                                                     ----------   ----------
          Reconciling items:
             Interest income......................        1,654        1,871
             Income from unconsolidated entities..        2,178           --
                                                     ----------   ----------
                  Total reconciling items.........        3,832        1,871
                                                     ----------   ----------
                  Total income....................   $  162,228   $  162,992
                                                     ==========   ==========
        Net operating income:
         Property operations:
              United States (1)....................  $  112,424   $  112,874
              Mexico...............................       4,434        3,247
              Europe (2)...........................       1,398       13,492
                                                     ----------   ----------
                   Total property operations
                     segment.......................     118,256      129,613
                                                     ----------   ----------
           CDFS business:
              United States (3)....................      28,253       16,812
              Mexico...............................         (10)         697
              Europe (4) (5).......................      14,611        6,255
                                                     ----------   ----------
                   Total CDFS business segment.....      42,854       23,764
                                                     ----------   ----------
           Temperature-controlled distribution
            operations:
              North America (6)....................      (1,744)       2,871
              Europe (7)...........................      (7,728)      (1,674)
                                                     ----------   ----------
                   Total temperature-controlled
                     distribution operations
                     segment.......................      (9,472)       1,197
                                                     ----------   ----------
           Reconciling items:
              Interest income......................       1,654        1,871
              Income from unconsolidated entities..       2,178           --
              General and administrative expense...     (14,827)     (11,241)
              Depreciation and amortization........     (38,752)     (39,474)
              Interest expense.....................     (39,382)     (41,986)
              Other expenses.......................      (1,291)      (1,218)
                                                     ----------   ----------
                 Total reconciling items...........     (90,420)     (92,048)
                                                     ----------   ----------
                 Earnings from operations..........  $   61,218   $   62,526
                                                     ==========   ==========

                                                      March 31,  December 31,
                                                        2001        2000
                                                     ----------  -----------
       Assets:
         Property operations:
           United States (8).....................    $3,754,058  $ 3,887,601
           Mexico................................       119,805      113,538
           Europe (8)............................       388,982      308,457
                                                     ----------  -----------
                   Total property operations
                     segment.....................     4,262,845    4,309,596
                                                    ----------  -----------
         CDFS business:
           United States.........................       281,302      304,697
           Mexico................................        30,425       26,288
           Europe (9)............................       474,557      637,207
                                                     ----------  -----------
                   Total CDFS business segment...       786,284      968,192
                                                     ----------  -----------
         Temperature controlled distribution
          operations:
           North America (8).....................       120,928      231,053
           Europe (8)............................       229,552      191,981
                                                     ----------  -----------
                   Total temperature controlled
                     distribution operations
                     segment.....................       350,480      423,034
                                                     ----------  -----------
         Reconciling items:
           Investments in unconsolidated entities        73,716       70,807
           Cash..................................        39,322       57,870
           Accounts and notes receivable.........        29,538       43,040
           Other assets..........................        65,237       73,795
                                                     ----------  -----------
                   Total reconciling items.......       207,813      245,512
                                                     ----------  -----------
                   Total assets..................    $5,607,422  $ 5,946,334
                                                     ==========  ===========

-----------

(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis California, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II in 2001 and ProLogis California in 2000. See Note 3 for summarized financial information of ProLogis California, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II.

(2) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis European Properties Fund (including net foreign currency exchange losses of $0.8 million in 2001 and net foreign currency gains of $5.1 million in 2000) and ProLogis European Properties S.a.r.l. (including net foreign currency exchange losses of $0.2 million in 2001 and net foreign currency gains of $3.3 million in 2000). See Note 3 for summarized financial information of ProLogis European Properties Fund.

(3) In 2001, includes $20.4 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis North American Properties Fund II.

(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A.in 2000 (including $0.4 million of net foreign currency exchange gains). Kingspark S.A. is consolidated in 2001. See Notes 1 and 3.

(5) Includes $12.2 million and $0.3 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2001 and 2000, respectively. In addition, includes $0.5 million of net gains recognized under the equity method related to the disposition of facilities to ProLogis European Properties Fund by Kingspark S.A. in 2000.

(6) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics. See Note 3 for summarized financial information of ProLogis Logistics.

(7) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. (including $1.4 million and $2.2 million of net foreign currency exchange losses in 2001 and 2000, respectively). See Note 3 for summarized financial information of Frigoscandia S.A.

(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See also Note 3 for summarized financial information of the unconsolidated entities as of and for the three months ended March 31, 2001.

(9) In 2000, includes ProLogis' investment in Kingspark S. A. and its subsidiaries under the equity method.

8. Supplemental Cash Flow Information

    Non-cash investing and financing activities for the three months ended March 31, 2001, and 2000 are as follows:

    o In 2001, ProLogis contributed its 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest in ProLogis European Properties Fund of $83.0 million. In 2000, in connection with ProLogis' initial contribution of 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund, ProLogis received an equity interest in ProLogis European Properties Fund of approximately $78.0 million. ProLogis European Properties S.a.r.l. had total assets of $403.9 million and total liabilities of $248.1 million. ProLogis recognized its investment in the remaining 49.9% of the common stock under the equity method from January 7, 2000 through January 6, 2001. See Note 3.

    o ProLogis received $13.6 million, $34.1 million and $13.4 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II, respectively, in the form of an equity interest in these entities during 2001. ProLogis received $0.7 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund in the form of an equity interest during 2000.

    o ProLogis received $10.8 million of the proceeds from its disposition of a facility to a third party in the form of a note receivable in 2001.

    o In connection with the agreement for the acquisition of Kingspark S.A., ProLogis issued approximately 201,000 Common Shares valued at $3.9 million in 2000.

    o Series B preferred shares aggregating $151.8 million and $1.0 million were converted into Common Shares in 2001 and 2000, respectively.

    o Net foreign currency translation adjustments of $(42,684,000) and $(22,574,000) were recognized in 2001 and 2000, respectively.

9. Commitments and Contingencies:

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Trustees and
   Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated condensed balance sheets of ProLogis Trust and subsidiaries as of March 31, 2001, and the related consolidated condensed statements of earnings and comprehensive income and the consolidated condensed statements of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Trust's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ProLogis Trust and subsidiaries as of December 31, 2000, and in our report dated March 15, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                     ARTHUR ANDERSEN LLP



Chicago, Illinois
May 9, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with ProLogis' Consolidated Condensed Financial Statements and the notes thereto included in
Item 1 of this report. See also ProLogis' 2000 Annual Report on Form 10-K.

    The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs, and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis' markets that could adversely affect demand for ProLogis' facilities and the creditworthiness of ProLogis' customers,
(ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations, (iii) increased or unanticipated competition for distribution facilities in ProLogis' target market cities; and
(iv) those factors discussed in ProLogis' 2000 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2001 and 2000

    ProLogis' net earnings attributable to Common Shares were $44.0 million for the three months ended March 31, 2001 as compared to $44.9 million for the same period in 2000. For the three months ended March 31, 2001, basic and diluted per share net earnings attributable to Common Shares were $0.26 and $0.25 per share, respectively. Basic and diluted per share net earnings attributable to Common Shares were $0.28 per share for the same period in 2000.

    The CDFS business segment provides capital for ProLogis to redeploy into its development activities in addition to generating profits that contribute to ProLogis' total income. ProLogis' income from this segment increased by $19.1 million in 2001 over 2000, primarily the result of the number of dispositions of facilities developed by ProLogis to entities in which ProLogis maintains an ownership interest, such as ProLogis North American Properties Fund II and ProLogis European Properties Fund, as well as to third parties. The 2001 increases in the CDFS business segment income were offset by an $11.1 million decrease from 2000 in the property operations segment's income. This operating segment's net income includes rental income and net rental expenses from facilities directly owned by ProLogis and also its share of the income of its unconsolidated entities that engage in property operations segment activities. Income from ProLogis' temperature-controlled distribution operations decreased in 2001 from 2000 by $10.7 million, primarily due to losses incurred in the European operations. See "-- Property Operations", "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations".

     ProLogis' investment in Kingspark Holding S. A. ("Kingspark S. A."), an industrial distribution facility development company in the United Kingdom was accounted for under the equity method in 2000. ProLogis included its share of the income from Kingspark S. A. and its subsidiaries in the CDFS business segment. ProLogis owned 100% of the non-voting preferred stock of Kingspark S.
A. and recognized substantially all economic benefits of Kingspark S. A. and its subsidiaries through January 1, 2001. On January 5, 2001, ProLogis acquired an ownership interest in the voting common stock of Kingspark S. A resulting in ProLogis having control of Kingspark S. A. Accordingly, as of January 5, 2001, the accounts of Kingspark S. A. and its subsidiaries are consolidated in ProLogis' condensed financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships.

Property Operations

    ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated:

                                                   March 31,
                                 ----------------------------------------------
                                         2001                     2000
                                 ---------------------   ----------------------
                                             Square                   Square
                                 Number      Footage     Number       Footage
                                 ------    -----------   ------     -----------
Direct ownership (1)..........    1,242    125,885,043    1,266     127,750,345
ProLogis California (2).......       78     12,720,307       78      11,751,208
ProLogis North American
  Properties Fund I (3).......       36      8,962,549       --              --
ProLogis North American
  Properties Fund II (4)......       26      4,162,645       --              --
ProLogis European Properties
  Fund and ProLogis European
  Properties S.a.r.l. (5).....      110     15,958,676       80      10,273,249
                                  -----    -----------    -----     -----------

                                  1,492    167,689,220    1,424     149,774,802
                                  =====    ===========    =====     ===========

----------
(1) Includes operating facilities owned by ProLogis and its consolidated entities. The decrease in 2001 from 2000 is primarily the result of the formation of ProLogis North American Properties Fund I in June 2000 and ProLogis North American Properties Fund II in 2001, whose entire portfolios consist of operating facilities that were previously directly owned by ProLogis. In 2001, includes 11 operating facilities aggregating 710,246 square feet owned by Kingspark S. A. and its subsidiaries that were previously accounted for under the equity method. In 2000, ProLogis' share of the income from the operating facilities of Kingspark S. A. and its subsidiaries was included in the CDFS business segment.

(2) ProLogis has had a 50.0% ownership interest in ProLogis California since its inception. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(3) ProLogis has a 41.3% ownership interest as of March 31, 2001 in ProLogis North American Fund I which was formed on June 30, 2000. All operating facilities owned by this entity were previously directly owned by ProLogis. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(4) ProLogis has a 20.0% ownership interest as of March 31, 2001 in ProLogis North American Fund II which was originally formed on June 30, 2000. All operating facilities owned by this entity were previously directly owned by ProLogis. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(5) As of March 31, 2001, ProLogis' ownership interest in ProLogis European Properties Fund is 41.8%. As of March 31, 2000, ProLogis had a 44.6% ownership interest in the ProLogis European Properties Fund. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

    ProLogis' property operations segment income consists of the: (i) net operating income from the operating facilities that are owned by ProLogis directly or through its consolidated entities and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated entities engaged in property operations. See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1. The amounts recognized under the equity method are based on the net earnings of each unconsolidated entity and include: interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis European Properties Fund and ProLogis European Properties S.a.r.l.). ProLogis' net operating income from the property operations segment was as follows (in thousands) (see Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                             2001        2000
                                                          ---------   ---------
 Facilities directly owned by ProLogis and its
  consolidated entities:
   Rental income.....................................     $ 119,764   $ 120,809
   Property operating expenses.......................         6,758       6,547
                                                          ---------   ---------
      Net operating income (1).......................       113,006     114,262
                                                          ---------   ---------
 Income from the ProLogis California.................         3,067       3,099
 Income from ProLogis North American Properties
   Fund I (2)........................................         1,352          --
 Income from ProLogis North American Properties
   Fund II (2).......................................           341          --
 Income from ProLogis European Properties Fund (3)...           454       7,324
 Income from ProLogis European Properties S.a.r.l.
   (3)...............................................            36       4,928
                                                         ----------   ---------
      Total property operations segment..............    $  118,256    $129,613
                                                         ==========   =========

------------
(1) The fluctuations in rental expenses between years is primarily the result of the changes in the composition of the directly owned facilities in each year in addition to increased rental expense recoveries (as a percentage of total rental expenses) in each year. Rental expenses, before recoveries from tenants were 26.4% of rental income for 2001 and 24.6% of rental income for 2000. Total rental expense recoveries were 78.6% and 78.0% of total rental expenses in 2001 and 2000, respectively. The increase in rental expense recoveries as a percentage of total rental expenses reflects ProLogis' emphasis on on-site property management teams and the effectiveness of the ProLogis Operating System(TM). Net operating income in 2001 includes $0.5 million of net operating income from facilities owned by Kingspark S. A. and its subsidiaries. In 2000, the net operating income from the facilities owned by Kingspark S. A. and its subsidiaries was reported under the equity method and included in the CDFS business segment.

(2) ProLogis North American Properties Fund I and ProLogis North American Properties Fund II began operations on June 30, 2000.

(3) In 2001, ProLogis' share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. includes net foreign currency losses of $0.8 million and $0.2 million, respectively. In 2000, ProLogis' share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. includes net foreign currency gains of $5.1 million and $3.3 million, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis
    European Properties Fund would have been $1.3 million and $2.2 million for 2001 and 2000, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties S.a.r.l. would have been $229,000 and $1.6 million for 2001 and 2000, respectively. ProLogis European Properties Fund's income decreased in 2001 from 2000 primarily due to higher interest expense in 2001 due to higher debt levels. ProLogis recognized income under the equity method related to ProLogis European Properties S.a.r.l. in 2001 for only six days.

    The facilities that ProLogis develops are not always pre-leased at the start of construction. In addition, ProLogis may acquire facilities that are underleased at the time of acquisition. While these situations will reduce ProLogis' overall occupancy rate below its stabilized level in the short-term, they do provide opportunities to increase revenues. The term "stabilized" means that capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (generally 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type). ProLogis has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation, resulting in an occupancy rate of 94.6% and a leased rate of 95.6% for stabilized facilities owned by ProLogis and its consolidated and unconsolidated entities as of March 31, 2001. The average increase in rental rates for both new and renewed leases on previously leased space (8.5 million square feet) for all facilities including those owned by ProLogis' consolidated and unconsolidated entities during 2001 was 20.2%. During 2001, the net operating income (rental income less net rental expenses)
generated by ProLogis' "same store" portfolio of operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities that were in operation throughout both 2001 and 2000) increased by 3.90% over 2000.

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

CDFS Business

     Income from ProLogis' CDFS business segment consists primarily of: (i) the profits from the disposition of land parcels and facilities that were developed by ProLogis and disposed of to customers or to entities in which ProLogis has an ownership interest; (ii) development fees earned by ProLogis; and (iii) income recognized under the equity method from ProLogis' investment in the Kingspark S.
A. and its subsidiaries in 2000 (Kingspark S. A. and its subsidiaries are consolidated in 2001). Kingspark S. A. and its subsidiaries engage in CDFS business activities in the United Kingdom similar to those activities performed directly by ProLogis. In 2000, ProLogis recognized 95% of the net earnings of Kingspark S. A. and its subsidiaries under the equity method that includes: interest income and interest expense (net of capitalized amounts), general and administrative expense (net of capitalized amounts), income taxes and foreign currency exchange gains and losses.

    The CDFS business segment operations increased in volume for the three months in 2001 over the same period in 2000; consequently, ProLogis' income from this segment has increased in each year. The CDFS business segment income is comprised of the following (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                           2001        2000
                                                        ----------  ---------
    Net gains on disposition of land parcels and
      facilities developed (1)......................    $   40,450  $  17,271
    Development fees and other, net.................         2,404      1,673
    Income from Kingspark S.A. and its subsidiaries
      (2)...........................................            --      4,820
                                                        ----------  ---------
                                                        $   42,854  $  23,764
                                                        ==========  =========

----------
(1) Represents gains from the disposition of land parcels and facilities developed as follows:

   o     2001: 76 acres; 5.6 million square feet; $365.0 million of proceeds

   o     2000: 39 acres; 2.1 million square feet; $92.9 million of proceeds

(2)  Kingspark S. A. and its subsidiaries' income in 2000 includes:

   o Gains from the disposition of land parcels and facilities developed (9 acres; 0.2 million square feet; $24.3 million of proceeds; net gains of $2.6 million);

   o     Development fees and other miscellaneous net income of $2.6 million;

   o     Deferred and current income tax expense of $0.8 million; and

   o     Foreign currency exchange gains of $0.4 million

Temperature-Controlled Distribution Operations

    ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the net income or loss of ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 3 and 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           2001         2000
                                                        ----------  ----------
     Income (loss) from ProLogis Logistics..........    $   (1,744) $    2,871
     Loss from Frigoscandia S.A.....................        (7,728)     (1,674)
                                                        ----------  ----------
               Total temperature-controlled
                 distribution operations
                 segment............................    $   (9,472) $    1,197
                                                        ==========  ==========

    Amounts recognized under the equity method of accounting from ProLogis Logistics and Frigoscandia S.A. includes interest income and interest expense, depreciation and amortization expense, general and administrative expense, income taxes and foreign currency exchange gains and losses (with respect to Frigoscandia). ProLogis recognizes in excess of 99% the net earnings of each entity in 2001, as compared to 95% in 2000.

    CSI's operating capacity was comparable in both three-month periods. The decrease in ProLogis' share of ProLogis Logistics' net earnings from 2000 to 2001 of $4.6 million is primarily attributable to higher interest expense as a result of increasing external debt by $125.0 million. The proceeds from the borrowings of ProLogis Logistics were used to repay $125.0 million of outstanding notes and accrued interest due to ProLogis. See "-- Liquidity and Capital Resources -- Credit Facilities".

    Frigoscandia's operating capacity was comparable in both three-month periods. ProLogis' share of Frigoscandia S.A.'s net losses includes net foreign currency exchange losses of $1.4 million and $2.2 million in 2001 and 2000, respectively. Excluding these foreign currency exchange losses, ProLogis recognized $6.8 million less income under the equity method in 2001 than it recognized in 2000 from its investment in Frigoscandia S.A. The increase in Frigoscandia S.A.'s net loss in 2001 from the loss recognized in 2000 is primarily due to lower occupancy levels, principally the result of the reduction in inventories of beef and pork products by the German and French governments.

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

Other Income and Expense Items

Interest Expense


     Interest expense is a function of the level of borrowings outstanding offset by interest capitalization with respect to development activities. Interest expense was $39.4 million in 2001 and $42.0 million in 2000 ($39.6 million assuming ProLogis had consolidated the financial statements of Kingspark
S. A. and its subsidiaries in 2000). Total interest expense in 2000, assuming consolidation, is lower due to the effects of interest capitalization by Kingspark S. A. and its subsidiaries.

     Capitalized interest was $8.1 million in 2001 and $4.2 million in 2000 ($6.5 million assuming ProLogis had consolidated the financial statements of Kingspark S. A. and its subsidiaries in 2000). Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

Gain (Loss) on Disposition of Real Estate

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

    Property operations segment dispositions were as follows:

    o 2001: 1.6 million square feet; $62.9 million of proceeds; net loss of $1.7 million (offset by a gain of $0.5 million recognized upon the contribution of ProLogis' 49.9% investment in the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties
        Fund), and

    o 2000: 0.7 million square feet; $26.4 million of proceeds; net gains of $5.1 million.

Foreign Currency Exchange Losses

    ProLogis recognized net foreign currency exchange losses of $3.2 million and $6.5 million for 2001 and 2000, respectively. Had ProLogis consolidated the financial statements of Kingspark S. A. and its subsidiaries in 2000, foreign currency exchange losses for 2000 would have been $6.1 million. Foreign currency exchange gains and losses are primarily the result of the remeasurement and settlement of intercompany debt and the remeasurement of third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro and the pound sterling and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar.

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

    Current income tax expense recognized in 2001 and 2000 was $3.4 million and $117,000, respectively (a benefit of $0.4 million assuming ProLogis had consolidated the financial statements of Kingspark S. A. and its subsidiaries in
2000). Current income tax expense is higher in 2001 primarily due to the increased level of income recognized by ProLogis' taxable subsidiaries in the CDFS business segment. Deferred income tax expense was $3.4 million and zero in 2001 and 2000, respectively ($1.4 million assuming ProLogis had consolidated the financial statements of Kingspark S. A. and its subsidiaries in 2000). ProLogis' deferred tax component of total income taxes is a function of each year's temporary differences (items that are treated differently for tax purposes than for book purposes) as well as the need for a deferred tax valuation allowance to adjust certain deferred tax assets (primarily deferred tax assets created by tax net operating losses) to their estimated realizable value.

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

    ProLogis' future investing activities are expected to consist of: (i) acquisitions of existing facilities in key distribution markets in the property operations segment; (ii) the acquisition of land for future development and the development of distribution facilities in the CDFS business segment for future disposition to entities in which ProLogis maintains an ownership interest or to third parties; and (iii) certain temperature-controlled distribution facility expansions and, to a limited extent, investments in additional temperature-controlled distribution facilities. Temperature-controlled investments will be made as deemed necessary to achieve strategic objectives with respect to targeted markets in the United States or to address specific customer needs in the United States and Europe. ProLogis' future investing activities are expected to be primarily funded with:

    o   cash generated by operations;

    o the proceeds from the disposition of facilities developed to third parties;

    o the proceeds from the disposition of facilities to entities in which ProLogis maintains an ownership interest, such as ProLogis European Properties Fund or other entities that may be formed in the future; and

    o   utilization of ProLogis' revolving credit facilities.

    In the short-term, borrowings on and subsequent repayments of ProLogis' unsecured revolving credit facilities will provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. As of May 10, 2001, on a combined basis, ProLogis had approximately $389.8 million of short-term borrowing capacity available under its U.S. dollar denominated and multi-currency unsecured revolving credit facilities (see "-- Credit Facilities"). ProLogis will continue to evaluate the public debt markets with the objective of reducing its short-term borrowings and extending debt maturities on favorable terms.

    Within ProLogis European Properties Fund, ProLogis has access to 396.9 million euros (the currency equivalent of approximately $349.9 million as of March 31, 2001) of third party equity capital in Europe that has been committed primarily by institutional investors through 2002 to fund acquisitions of ProLogis' completed stabilized European developments and acquisitions of other facilities from third parties. ProLogis European Properties Fund has a multi-currency secured, revolving credit facility in the currency equivalent of
500.0 million euros that is utilized in conjunction with the committed equity to provide additional capital for its acquisitions. As of March 31, 2001, 95.4 million euros and 73.6 million pounds sterling (the currency equivalent of approximately $189.2 million) was outstanding on the 500.0 million euro credit facility. As of March 31, 2001, ProLogis no longer guarantees this credit agreement. In April 2001, ProLogis European Properties Fund placed over 212.0 million euros (the currency equivalent of approximately $186.9 million as of March 31, 2001) of permanent commercial mortgage-backed securities. The proceeds were used to repay borrowings on the credit agreement.

Cash Operating Activities

    Net cash provided by operating activities was $135.1 million in 2001 and $93.3 million in 2000. The increase is primarily the result of the increased number of operating facilities in 2001. See "-- Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares in 2001 and 2000.

Cash Investing and Cash Financing Activities

    In 2001, ProLogis' investing activities provided net cash of $228.9 million and financing activities used net cash of $382.5 million. Proceeds received from the dispositions of real estate and the repayments of loans by and distributions received from ProLogis' unconsolidated entities were used to fund real estate investments and repay borrowings on ProLogis' line of credit. In 2000, ProLogis used net cash of $70.9 million in financing activities, which was primarily funded by borrowings on its line of credit.

Credit Facilities

    ProLogis has an unsecured credit agreement that provides for a $475.0 million unsecured revolving line of credit. ProLogis Logistics and ProLogis Development Services may also borrow under the credit agreement, with such borrowings guaranteed by ProLogis. As of March 31, 2001, ProLogis had no borrowings outstanding on the unsecured line of credit and ProLogis was in compliance with all covenants contained in the credit agreement. As of March 31, 2001, ProLogis Logistics had borrowed $125.0 million under the credit agreement and ProLogis Development Services had no borrowings under the credit agreement.

    ProLogis has a credit agreement that provides for a 325.0 million euro multi-currency, unsecured revolving line of credit (the currency equivalent of approximately $286.6 million as of March 31, 2001). As of March 31, 2001, there were 132.8 million euros (the currency equivalent of approximately $120.2 million) of borrowings outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

Commitments

    As of March 31, 2001, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 1.7 million square feet of operating facilities at an estimated acquisition cost of $41.4 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. In addition, as of March 31, 2001, ProLogis had $558.4 million of budgeted development costs for developments in process, of which $305.1 million was unfunded.

    On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of March 31, 2001, no common shares had been repurchased.

    On March 30, 2001, ProLogis called for the redemption of its outstanding Series A cumulative, redeemable preferred shares of beneficial interest ("Series A preferred shares") at the price of $25.00 per share, plus $0.2481 in accrued and unpaid dividends, for an aggregate redemption price of $25.2481 per share (the "Redemption Price"). The shares were redeemed on May 8, 2001 at a total cost of $136.3 million.

    ProLogis has entered into a subscription agreement to make additional capital contributions to ProLogis European Properties Fund of 84.4 million euros (the currency equivalent of approximately $74.4 million as of March 31, 2001) through 2002. Also, ProLogis is committed to invest an additional $2.0 million in the non-cumulative preferred stock of PhatPipe Inc. during 2001. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

    As of March 31, 2001, Frigoscandia AB had a 138.5 million euro credit agreement (increased to 185.0 million in April 2001). ProLogis has guaranteed 100% of the borrowings under the agreement. The currency equivalent of approximately $122.3 million was outstanding as of March 31, 2001. Additionally, in April 2001, the currency equivalent of approximately $45.9 million was borrowed under the credit agreement. The agreement expires on September 28, 2001 and contains a provision to extend the due date until December 28, 2001.

    ProLogis   European   Properties  Fund  has  a  credit  agreement  with  two
international banks for a multi-currency secured revolving credit facility in the currency equivalent of 500.0 million euros. The credit agreement matures in October 2002. Borrowings can be denominated in pound sterling or the euro. As of March 31, 2001, 95.4 million euros and 73.6 million pound sterling were outstanding on the line (the currency equivalent of approximately $189.2 million as of March 31, 2001). As of March 31, 2001, ProLogis no longer guarantees this credit agreement.

    ProLogis  has   guaranteed  a  140.0  million  French  franc  (the  currency equivalent of approximately $18.8 million as of March 31, 2001) unsecured loan outstanding of ProLogis European Properties S.a.r.l.

    As of March 31, 2001, ProLogis North American Properties Fund II has a $165.0 million short-term borrowing arrangement outstanding which is due June 25, 2001. ProLogis North American Properties Fund II intends to obtain permanent secured financing which will be used to repay its short-term borrowings. ProLogis has guaranteed the 100% of the amount outstanding.

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

    On February 23, 2001, ProLogis paid a quarterly distribution of $0.345 per Common Share to shareholders of record on February 9, 2001. The distribution level for 2001 was set by ProLogis' Board of Trustees in December 2000 at $1.38 per Common Share.

    The annual dividend rates on ProLogis' preferred shares are $2.35 per cumulative redeemable Series A preferred share, $4.27 per cumulative redeemable Series C preferred share, $1.98 per cumulative redeemable Series D preferred share and $2.1875 per cumulative redeemable Series E preferred share.

    On January 31, 2001, ProLogis paid quarterly dividends of $0.5469 per cumulative redeemable Series E preferred share. On March 30, 2001, ProLogis paid quarterly dividends of $0.5875 per cumulative redeemable Series A preferred share, $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

    Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless and until all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends for the then current dividend period with respect to the preferred shares.

Funds from Operations

    Funds from operations attributable to Common Shares increased $12.9 million to $100.7 million for 2001 from $87.8 million for 2000.

    Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Condensed Statement of Cash Flows in ProLogis' Consolidated Condensed Financial Statements in Item 1. Funds from operations should not be considered as an alternative to net income as an indicator of ProLogis' operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of ProLogis' ability to fund its capital expenditures and investment activities and to fund other cash needs.

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

    Funds from operations is as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                         ---------  ---------
                                                           2001        2000
                                                         ---------  ---------
    Net earnings attributable to Common Shares.........  $  44,007  $  44,938
      Add (Deduct):
        Real estate related depreciation and
          amortization..................................    37,139     38,728
        Loss (gain) on disposition of non-CDFS business
          segment assets................................     1,198     (5,108)
        Foreign currency exchange losses, net...........     3,004      6,522
        Deferred income tax benefit.....................    (3,420)        --
        ProLogis' share of reconciling items of
          unconsolidated entities.......................
        Real estate related depreciation and
          amortization..................................    17,380     14,239
        Gain on disposition of non-CDFS business
          segment assets................................        (5)      (312)
        Foreign currency exchange (gains) losses, net...     3,001    (10,637)
        Deferred income tax expense benefit.............    (1,599)      (566)
                                                         ---------  ---------
      Funds from operations attributable to Common
        Shares.......................................... $ 100,705  $  87,804
                                                         =========  =========

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of March 31, 2001, no significant change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 2000 Annual Report on Form 10-K.


PART II

Item 4.  Submission of Matters to Vote of Securities Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

12.1     Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated May 9, 2001

(b)      Reports on Form 8-K:

                                          Items                  Financial
             Date                        Reported                Statements
           --------                     ----------              ------------

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



                                 BY:  /S/        LUKE A. LANDS
                                      ------------------------------------
                                                 Luke A. Lands
                                      Senior Vice President and Controller



                                 BY:  /S/        SHARI J. JONES
                                      ------------------------------------
                                                 Shari J. Jones
                                                 Vice President
                                         (Principal Accounting Officer)


Date:  May 10, 2001

                                 EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------

12.1     Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated May 9, 2001