Form 10-Q
period 2001-06-30
PROLOGIS TRUST
filed 2001-08-14
CIK 899881

===============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X_ No ___

         The number of shares outstanding of the Registrant's common stock as of August 9, 2001 was 174,251,253.



===============================================================================

                                 ProLogis Trust

                                      Index



                                                                       Page
                                                                     Number(s)
PART I.   Financial Information

Item 1.    Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets--June 30, 2001
               and December 31, 2000...............................      3
           Consolidated Condensed Statements of Earnings and
               Comprehensive Income--Three and six months ended
               June 30, 2001 and 2000..............................      4
           Consolidated Condensed Statements of Cash Flows--Six
               months ended June 30, 2001 and 2000.................      5
           Notes to Consolidated Condensed Financial Statements....    6 - 19
           Report of Independent Public Accountants................      20
Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................   21 - 30
Item 3.    Quantitative and Qualitative Disclosures About
               Market Risk.........................................      30

PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Securities Holders...      30
Item 5.    Other Information.......................................      31
Item 6.    Exhibits................................................      31

                                 PROLOGIS TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                                                    June 30,      December 31,
                                                                                                      2001           2000
                                                                                                 -------------   -------------
                                                                                                  (Unaudited)      (Audited)

                     Real estate............................................................     $   4,905,991   $   4,689,492
                       Less accumulated depreciation........................................           532,036         476,982
                                                                                                 -------------   -------------
                                                                                                     4,373,955       4,212,510
                     Investments in and advances to unconsolidated entities.................           812,451       1,453,148
                     Cash and cash equivalents..............................................           113,501          57,870
                     Accounts and notes receivable..........................................            42,028          50,856
                     Other assets...........................................................           284,763         171,950
                                                                                                 -------------   -------------
                              Total assets..................................................     $   5,626,698   $   5,946,334
                                                                                                 =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                     Liabilities:
                       Lines of credit......................................................     $     306,086   $     439,822
                       Senior unsecured debt................................................         1,670,184       1,699,989
                       Mortgage notes and other secured debt................................           540,722         537,925
                       Accounts payable and accrued expenses................................           121,034         107,494
                       Construction payable.................................................            34,050          40,925
                       Distributions and dividends payable..................................               729          57,739
                       Other liabilities....................................................           127,162          88,439
                                                                                                 -------------   -------------
                              Total liabilities.............................................         2,799,967       2,972,333
                                                                                                 -------------   -------------
                     Minority interest......................................................            46,201          46,630
                     Shareholders' equity:
                       Series A Preferred Shares; $0.01 par value; 5,400,000 shares issued and outstanding at December 31, 2000; stated liquidation preference
                         of $25.00 per share................................................               --          135,000
                       Series B Preferred Shares; $0.01 par value; 6,256,100 shares issued and outstanding at December 31, 2000; stated liquidation preference
                         of $25.00 per share................................................               --          156,403
                       Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2001 and December 31, 2000; stated
                         liquidation preference of $50.00 per share.........................           100,000         100,000
                       Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at June 30, 2001 and December 31, 2000; stated
                         liquidation preference of $25.00 per share.........................           250,000         250,000
                       Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2001 and December 31, 2000; stated
                         liquidation preference of $25.00 per share.........................            50,000          50,000
                       Common shares of beneficial interest; $0.01 par value; 174,085,313 shares issued and outstanding at June 30, 2001 and 165,287,358
                         shares issued and outstanding at December 31, 2000.................             1,741           1,653
                     Additional paid-in capital.............................................         2,918,031       2,740,136
                     Employee share purchase notes..........................................           (17,703)        (18,556)
                     Accumulated other comprehensive income.................................           (96,398)        (33,768)
                     Distributions in excess of net earnings................................          (425,141)       (453,497)
                                                                                                 -------------   -------------
                              Total shareholders' equity....................................         2,780,530       2,927,371
                                                                                                 -------------   -------------
                              Total liabilities and shareholders' equity....................     $   5,626,698   $   5,946,334
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

                                 PROLOGIS TRUST

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                               -----------------------    ------------------------
                                                                  2001          2000         2001          2000
                                                               ---------     ---------    ---------      ---------

       Income:
         Rental income........................................ $ 117,755     $ 119,696    $ 237,519      $ 240,505
         Other real estate income.............................    32,560        27,289       75,414         46,234
         Income from unconsolidated entities..................    11,349         4,022        9,305         25,389
         Interest.............................................     1,802         2,349        3,456          4,220
                                                               ---------     ---------    ---------      ---------
                Total income..................................   163,466       153,356      325,694        316,348
                                                               ---------     ---------    ---------      ---------
       Expenses:
         Rental expenses, net of recoveries of $23,890 and
            $48,758 for the three and six months in 2001,
            respectively  and  $22,575  and  $45,737  for the
            three and six months in 2000, respectively, and
            including amounts paid to affiliate of $174 for
            the six months in 2001 and $319 and $625 for the
            three and six months in 2000, respectively........     6,924         7,584       13,682         14,131
         General and  administrative,  including amounts paid
            to affiliate of $170 for the six months in 2001
            and $243 and $467 for the three and six months
            in 2000, respectively.............................    13,302        11,281       28,129         22,522
         Depreciation and amortization........................    33,430        37,591       72,182         77,065
         Interest.............................................    38,172        42,856       77,554         84,842
         Loss on investment...................................     7,456            --        7,456             --
         Other................................................       732         1,432        2,023          2,650
                                                               ---------     ---------    ---------      ---------
                Total expenses................................   100,016       100,744      201,026        201,210
                                                               ---------     ---------    ---------      ---------
       Earnings from operations...............................    63,450        52,612      124,668        115,138
       Minority interest share in earnings....................     1,472         1,435        2,848          3,089
                                                               ---------     ---------    ---------      ---------
       Earnings  before  gain (loss) on  disposition  of real
          estate and foreign currency exchange losses.........    61,978        51,177      121,820        112,049
       Gain (loss) on disposition of real estate..............    (1,427)       (4,801)      (2,625)           307
       Foreign currency exchange losses, net..................    (1,377)      (11,929)      (4,566)       (18,449)
                                                               ---------     ---------    ---------      ---------
       Earnings before income taxes...........................    59,174        34,447      114,629         93,907
       Income taxes:
         Current income tax expense...........................       510           541        3,946            658
         Deferred income tax expense..........................     4,593           167        1,173            167
                                                               ---------     ---------    ---------      ---------
                Total income taxes............................     5,103           708        5,119            825
                                                               ---------     ---------    ---------      ---------
       Net earnings...........................................    54,071        33,739      109,510         93,082
       Less preferred share dividends.........................     9,519        14,150       20,951         28,555
                                                               ---------     ---------    ---------      ---------
       Net earnings attributable to Common Shares.............    44,552        19,589       88,559         64,527

       Other comprehensive income:
         Foreign currency translation adjustments.............   (19,946)       11,224      (62,630)       (11,350)
                                                               ---------     ---------    ---------      ---------
       Comprehensive income................................... $  24,606     $  30,813    $  25,929      $  53,177
                                                               =========     =========    =========      =========

       Weighted average Common Shares outstanding - Basic.....   173,913       163,148      170,624        162,644
                                                               =========     =========    =========      =========
       Weighted average Common Shares outstanding - Diluted...   174,696       163,730      174,563        163,370
                                                               =========     =========    =========      =========

       Per Common Share:
         Basic net earnings attributable to Common Shares..... $    0.26     $    0.12    $    0.52      $    0.40

         Diluted net earnings attributable to Common Shares... $    0.26     $    0.12    $    0.51      $    0.39

         Distributions........................................ $   0.345     $   0.335    $   0.690      $   0.670


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 PROLOGIS TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      Six Months Ended,
                                                                                          June 30,
                                                                                 --------------------------
                                                                                    2001            2000
                                                                                 -----------    -----------
Operating activities:
  Net earnings.............................................................      $   109,510    $    93,082
  Minority interest share in earnings......................................            2,848          3,089
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization.......................................           72,182         77,065
       (Gain) loss on disposition of real estate...........................            2,625           (307)
       Straight-lined rents................................................           (3,385)        (3,690)
       Amortization of deferred loan costs.................................            2,357          2,020
       Stock-based compensation............................................            3,385          1,325
       Income from unconsolidated entities.................................             (713)       (19,940)
       Foreign currency exchange losses, net...............................            2,078         13,687
  Increase in accounts receivable and other assets.........................          (14,414)       (22,530)
  Increase in accounts payable, accrued expenses and other liabilities.....           33,553         45,562
                                                                                 -----------    -----------
        Net cash provided by operating activities..........................          210,026        189,363
                                                                                 -----------    -----------
Investing activities:
  Real estate investments..................................................         (553,227)      (304,848)
  Tenant improvements and lease commissions on previously leased space.....           (9,702)       (10,821)
  Recurring capital expenditures...........................................          (12,979)       (12,762)
  Proceeds from dispositions of real estate................................          584,972        242,798
  Distributions and debt repayments received from unconsolidated entities..          266,446        128,756
  Investments in and advances to unconsolidated entities...................          (98,472)      (177,280)
  Proceeds from repayment of note receivable...............................            7,500             --
  Cash balances recorded upon consolidation of Kingspark Holding S. A......           89,788             --
  Cash balances contributed as part of ProLogis European Properties S.a.r.l.              --        (17,968)
                                                                                 -----------    -----------
        Net cash provided by (used in) investing activities................          274,326       (152,125)
                                                                                 -----------    -----------
Financing activities:
  Proceeds from exercised options and dividend reinvestment and share
     purchase plans........................................................           27,034         10,628
  Repurchase of Common Shares..............................................           (7,146)            --
  Redemption of Series A preferred shares..................................         (135,000)            --
  Redemption of Series B convertible preferred shares......................           (4,583)            --
  Debt issuance and other transaction costs incurred.......................               --         (4,212)
  Distributions paid on Common Shares......................................         (117,213)      (109,037)
  Distributions paid to minority interest holders..........................           (3,496)        (3,728)
  Distributions paid on preferred shares...................................          (20,951)       (28,555)
  Principal payments on senior unsecured debt..............................          (30,000)       (30,000)
  Principal payments received on employee share purchase notes.............              853          2,076
  Proceeds from settlement of derivative financial instruments.............              106            366
  Proceeds from lines of credit............................................          579,509        465,829
  Payments on lines of credit..............................................         (713,245)      (302,250)
  Regularly scheduled principal payments on mortgage notes.................           (3,839)        (3,597)
  Principal prepayments on mortgage notes..................................             (750)          (750)
                                                                                 -----------    -----------
        Net cash used in financing activities..............................         (428,721)        (3,230)
                                                                                 -----------    -----------
Net increase in cash and cash equivalents..................................           55,631         34,008
Cash and cash equivalents, beginning of period.............................           57,870         69,338
                                                                                 -----------    -----------
Cash and cash equivalents, end of period...................................      $   113,501    $   103,346
                                                                                 ===========    ===========

See Note 8 for information on non-cash investing and financing activities.










              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 PROLOGIS TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

   Principles of Financial Presentation

     The consolidated condensed financial statements of ProLogis as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated condensed financial statements should be read in conjunction with ProLogis' December 31, 2000 audited consolidated financial statements contained in ProLogis' 2000 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year. Certain of the 2000 amounts have been reclassified to conform to the 2001 financial statement presentation.

     The preparation of consolidated condensed financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ProLogis' investment in Kingspark Holding S.A. ("Kingspark S.A."), an industrial distribution facility development company in the United Kingdom was previously accounted for under the equity method. ProLogis owned 100% of the preferred stock of Kingspark S.A. and recognized substantially all economic benefits of Kingspark S.A. and its subsidiaries through January 4, 2001. On January 5, 2001, ProLogis acquired an ownership interest in the common stock of Kingspark S.A resulting in ProLogis having control of Kingspark S.A. Accordingly, as of January 5, 2001, the accounts of Kingspark S.A. and its subsidiaries are consolidated in ProLogis' condensed financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships.

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

     Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued on June 30, 2001. Both standards are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test (the impairment guidance in existing rules for equity method goodwill will continue to apply). Also, under SFAS No. 142, the rules concerning the recognition of acquired intangible assets other than goodwill have changed. However, intangible assets will continue to be amortized over their useful lives. Management is still evaluating the effects these standards will have, if any, on ProLogis' consolidated financial position, results of operations or financial statement disclosures. For the six months ended June 30, 2001 and 2000, ProLogis recognized amortization expense related to recognized goodwill of $1.8 million and $1.6 million, respectively, as a component of "Depreciation and Amortization" in its Consolidated Condensed Statements of Earnings and Comprehensive Income".

Interest Expense

    Interest expense was $77.6 million and $84.8 million for the six months in 2001 and 2000, respectively, which is net of capitalized interest of $17.1 million and $8.4 million, respectively. Amortization of deferred loan costs included in interest expense was $2.4 million and $2.0 million for the six months in 2001 and 2000, respectively. Total interest paid in cash on all outstanding debt was $92.7 million and $83.8 million during 2001 and 2000, respectively.

Financial Instruments

     In the normal course of business, ProLogis uses certain derivative financial instruments for the purpose of foreign currency exchange rate and interest rate risk management. All derivative financial instruments are accounted for at fair value with changes in fair value recognized immediately in accumulated other comprehensive income or income.

     ProLogis adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. ProLogis' only derivative financial instruments in effect at June 30, 2001 were foreign currency put option contracts that were marked to market through income in 2000 because they did not qualify for hedge accounting treatment at that time. Under SFAS No. 133, these contracts also do not qualify for hedge accounting treatment. Consequently, ProLogis has continued to mark these contracts to market through income during the six months ended June 30, 2001. ProLogis' unconsolidated entities also adopted SFAS No. 133 on January 1, 2001. The effect to ProLogis of their adoption of SFAS No. 133 was immaterial as these entities utilize derivative financial instruments on a limited basis.

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

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,               June 30,
                                                                  ---------------------  --------------------
                                                                     2001        2000       2001       2000
                                                                  ---------   ---------  ---------  ---------
           Losses from the remeasurement of third party debt
             and remeasurement and settlement of intercompany
             debt, net..........................................  $   (793)   $(11,984)  $ (4,809)  $(19,008)
           Mark to market gains on foreign currency put option
             contracts (1)......................................        50         (86)     1,062        416
           Gains (losses) from the settlement of foreign
             currency put option contracts, net (1).............      (326)        143       (581)       178
           Other losses, net....................................      (308)         (2)      (238)       (35)
                                                                  --------    --------   --------   --------
                                                                  $ (1,377)   $(11,929)  $ (4,566)  $(18,449)
                                                                  ========    ========   ========   ========
----------

(1) Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized.

2.  Real Estate:

Real Estate Investments

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                             June 30,       December 31,
                                                                               2001            2000
                                                                           -----------      -----------
                         Operating facilities:
                           Improved land...............................    $   659,532 (1)  $   648,950 (1)
                           Buildings and improvements..................      3,587,540 (1)    3,619,543 (1)
                                                                           -----------      -----------
                                                                             4,247,072        4,268,493
                                                                           -----------      -----------
                         Facilities under development (including cost
                           of land)....................................        249,699 (2)(3)   186,020 (2)
                         Land held for development.....................        293,126 (4)      187,405 (4)
                         Capitalized preacquisition costs..............        116,094 (5)       47,574 (5)
                                                                           -----------      -----------
                                   Total real estate...................      4,905,991        4,689,492
                         Less accumulated depreciation.................        532,036          476,982
                                                                           -----------      -----------
                                   Net real estate.....................    $ 4,373,955      $ 4,212,510
                                                                           ===========      ===========
----------

(1) As of June 30, 2001 and December 31, 2000, ProLogis had 1,227 and 1,244 operating facilities, respectively, consisting of 124,884,000 and 126,275,000 square feet, respectively.

(2) Facilities under development consist of 57 facilities aggregating 11,413,000 square feet as of June 30, 2001 and 41 facilities aggregating 8,711,000 square feet as of December 31, 2000.

(3) In addition to the June 30, 2001 construction payable of $34.1 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $409.7 million.

(4) Land held for future development consists of 2,204 acres as of June 30, 2001 and 2,047 acres as of December 31, 2000.

(5) Capitalized preacquisition costs include $97.7 million and $32.5 million of funds on deposit with title companies as of June 30, 2001 and December 31, 2000, respectively.

     ProLogis' operating facilities, facilities under development and land held for future development are located in North America (the United States and Mexico) and nine countries in Europe. No individual market represents more than 10% of ProLogis' real estate assets. In July 2001, ProLogis acquired land for future development in Japan.

Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of June 30, 2001, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

               Remainder of 2001................       $   218,738
               2002.............................           375,459
               2003.............................           293,196
               2004.............................           209,843
               2005.............................           146,148
               2006 and thereafter..............           297,867
                                                       -----------
                                                       $ 1,541,251
                                                       ===========

     ProLogis' largest customer (based on rental income) accounted for 1.6% of ProLogis' rental income (on an annualized basis) for the six months ended June 30, 2001. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.3% of ProLogis' rental income (on an annualized basis) for the six months ended June 30, 2001.

3.  Unconsolidated Entities:

Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):
                                                      June 30,     December 31,
                                                        2001          2000
                                                    -----------    -----------
     Temperature-controlled distribution
      companies:
       CSI/Frigo LLC (1)........................    $     2,544    $       --
       ProLogis Logistics (2) (3)...............        125,705        231,053
       Frigoscandia S.A. (2) (4)................        180,906        191,981
                                                    -----------    -----------
                                                        309,155        423,034
                                                    -----------    -----------
     Distribution real estate entities:
       ProLogis California (5)..................        119,752        132,243
       ProLogis North American Properties                44,723         10,369
         Fund I (6).............................
       ProLogis North American Properties                 9,051         13,408
         Fund II (7)............................
       ProLogis North American Properties                 6,837            --
         Fund III (8)...........................
       ProLogis European Properties Fund (9)....        207,543        147,938
       ProLogis European Properties S.a.r.l.(9).            --          84,767
                                                    -----------     ----------
                                                        387,906        388,725
                                                    -----------     ----------
     Kingspark S. A. (10).......................            --         570,582
     ProLogis Kingspark Joint Ventures (11).....         55,131            --
     Insight (12)...............................          2,459          2,470
     ProLogis Equipment Services (13)...........          1,616            450
     GoProLogis (14)............................         56,184         56,315
     ProLogis Phatpipe (15).....................            --          11,572
                                                    -----------    -----------
              Total.............................    $   812,451    $ 1,453,148
                                                    ===========    ===========
----------
(1) CSI/Frigo LLC owns the common stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics") and Frigoscandia S. A. CSI/Frigo LLC's members are ProLogis and K. Dane Brooksher, ProLogis' chairman, the managing member.

(2) ProLogis owns all of the preferred stock of ProLogis Logistics and Frigoscandia S.A. ProLogis' combined ownership interests in these entities and in CSI/Frigo LLC does not result in ProLogis having control such that the entities would be consolidated in ProLogis' financial statements. The preferred stock of ProLogis Logistics and Frigoscandia S.A. represents substantially all of the economic interests of each entity (in excess of 99%).

(3) ProLogis Logistics owns 100% of CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of June 30, 2001, CSI owned or operated under lease agreements facilities aggregating 178.4 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities).

(4) Frigoscandia S.A., through its wholly owned subsidiaries, owns 100% of Frigoscandia AB, a temperature-controlled distribution company operating in ten countries in Europe. As of June 30, 2001, Frigoscandia AB owned or operated under lease agreements facilities aggregating 155.9 million cubic feet.

(5) ProLogis California I LLC ("ProLogis California") owned 79 operating facilities aggregating 13.1 million square feet as of June 30, 2001, all located in the Los Angeles/Orange County market. ProLogis had a 50% ownership interest in ProLogis California as of June 30, 2001.

(6) ProLogis North American Properties Fund I LLC owned 36 operating facilities aggregating 9.0 million square feet as of June 30, 2001 in 16 markets (including three operating facilities contributed to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million in January 2001). The January contribution increased the combined ownership interests of ProLogis and ProLogis Development Services in ProLogis North American Properties Fund I to 41.3% from 20%.

(7) ProLogis Iowa LLC ("ProLogis Principal") was formed on June 30, 2000, as a limited liability company whose members were ProLogis with 20% of the membership interests and Principal Financial Group with 80% of the membership interests. ProLogis Principal owned three operating facilities, all acquired from ProLogis, aggregating 440,000 square feet. On March 27, 2001, First Islamic Investment Bank E.C. acquired the membership interest held by Principal Financial Group. Also on that date, this entity, under the name ProLogis First US Properties LP ("ProLogis North American Properties Fund II") acquired 24 additional operating facilities aggregating 4.0 million square feet from ProLogis and ProLogis Development Services, bringing its total portfolio to 27 operating facilities aggregating 4.5 million square feet in 12 markets as of June 30, 2001.

(8) ProLogis Second US Properties LP ("ProLogis North American Properties Fund III") was formed on June 15, 2001, as a limited liability company whose members are ProLogis and ProLogis Development Services with a combined 20% membership interest and First Islamic Investment Bank E. C. with 80% of the membership interests. This entity acquired 34 operating facilities aggregating 4.4 million square feet in 16 markets from ProLogis and ProLogis Development Services in June 2001.

(9) ProLogis European Properties Fund owned 114 operating facilities aggregating
    17.0 million square feet in 17 markets as of June 30, 2001, including facilities owned by ProLogis European Properties S.a.r.l. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest. ProLogis had contributed 50.1% of the common stock of this entity to ProLogis European Properties Fund on January 7, 2000. As of June 30, 2001, ProLogis European Properties Fund, in which ProLogis had a 39.7% ownership, owned 100% of ProLogis European Properties S.a.r.l. ProLogis recognized a gain of $0.5 million related to the January 2001 transaction (total gain of $9.8 million net of $9.3 million which does not qualify for current income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund).

(10)Kingspark S. A. is consolidated in 2001.  See Note 1.

(11)Investment represents Kingspark S.A.'s equity investment in various joint ventures that engage in development activities in the United Kingdom, as adjusted for Kingspark S.A.'s share of the earnings or loss of these joint ventures. ProLogis' ownership in these ventures is 50%.

(12)Investment represents ProLogis Development Services' equity investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis Development Services' share of Insight's earnings or loss. ProLogis Development Services had a 33.3% ownership interest in Insight as of June 30, 2001.

(13)Investment represents ProLogis Development Services' equity investment in ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' share of the earnings or loss of ProLogis Equipment Services. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis Development Services had a 50% ownership interest in ProLogis Equipment Services as of June 30, 2001.

(14)Investment represents ProLogis' investment in the preferred stock of GoProLogis Incorporated ("GoProLogis") which has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. This investment was made on July 21, 2000. In addition, investment includes $30.4 million of non-cumulative preferred stock of Vizional Technologies received by GoProLogis under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period and $0.9 million of other costs associated with this investment. As of June 30, 2001, ProLogis had deferred $24.7 million of income related to this agreement. ProLogis accounts for its investment in GoProLogis on the equity method. GoProLogis has not received any dividends from its preferred stock investment in Vizional Technologies. ProLogis had a 98% ownership interest in GoProLogis as of June 30, 2001.

(15)ProLogis has an investment in the preferred stock of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") which has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. This investment was made on September 20, 2000. Additionally, ProLogis Phatpipe has net investment of $1.4 million in non-cumulative preferred stock of PhatPipe received by ProLogis PhatPipe under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period and $50,000 of other costs associated with this investment. ProLogis accounts for its investment in ProLogis PhatPipe on the equity method. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe. ProLogis had a 98% ownership interest in ProLogis PhatPipe as of June 30, 2001.

    In the second quarter of 2001, ProLogis and ProLogis PhatPipe recognized an impairment adjustment of $7.5 million, representing the write-down of the entire net investment in PhatPipe.

Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                         Three Months Ended      Six Months Ended
                                                              June 30,                June 30,
                                                      ----------------------  ----------------------
                                                         2001        2000        2001        2000
                                                      ----------  ----------  ----------  ----------
       Temperature-controlled distribution
       companies:
         CSI/Frigo LLC (1)........................    $    (283)  $       --  $     (793) $       --
         ProLogis Logistics (2)...................         (870)       3,000      (2,600)      5,871
         Frigoscandia S.A (2).....................       (2,763)      (3,377)     (9,995)     (5,051)
                                                      ---------   ----------  ----------  ----------
                                                         (3,916)        (377)    (13,388)        820
                                                      ---------   ----------  ----------  ----------
       Distribution real estate entities:
         ProLogis California (3)..................         4,052       2,955       7,119       6,054
         ProLogis North American Properties                1,242          --       2,594          --
           Fund I (4).............................
         ProLogis North American Properties                  565          --         906          --
           Fund II (5)............................
         ProLogis North American Properties                   40          --          40          --
           Fund III (6)...........................
         ProLogis European Properties Fund (7)....         6,482      (3,012)      6,936       4,312
         ProLogis European Properties S.a.r.l.(8).            --         (52)         36       4,875
                                                      ----------  ----------  ----------  ----------
                                                          12,381        (109)     17,631      15,241
                                                      ----------  ----------  ----------  ----------
       Kingspark S.A. (9).........................            --       4,510          --       9,330
       ProLogis Kingspark Joint Ventures (10).....         1,517          --       1,517          --
       Insight....................................            --          (2)        (10)         (2)
       ProLogis Equipment Services................          (155)         --        (155)         --
       GoProLogis (11)............................         1,522          --       3,043          --
       ProLogis PhatPipe (11).....................            --          --         667          --
                                                      ----------  ----------  ----------  ----------
                                                      $   11,349  $    4,022  $    9,305  $   25,389
                                                      ==========  ==========  ==========  ==========
----------

(1) CSI/Frigo LLC recognizes its share of the losses of ProLogis Logistics and Frigoscandia S. A. under the equity method. Amounts represent ProLogis' share of the losses of CSI/Frigo LLC for the periods presented.

(2) Represents ProLogis' share of the losses of ProLogis Logistics and Frigoscandia S. A. recognized under the equity method based on its ownership of the preferred stock of each entity.

(3) Income includes management, leasing and development fees of $908,000 and $1,574,000 for the three and six months ended June 30, 2001, respectively, and $617,000 and $1,282,000 for the three and six months ended June 30, 2000, respectively. ProLogis has had a 50% ownership interest in ProLogis California since its inception.

(4) ProLogis North American Properties Fund I was formed on June 30, 2000. Income includes management fees of $616,000 and $1,128,000 for the three and six months ended June 30, 2001, respectively. ProLogis and ProLogis Development Services had a combined 41.3% ownership interest in ProLogis North American Properties Fund I as of June 30, 2001.





(5) ProLogis North American Properties Fund II was originally formed as ProLogis Principal on June 30, 2000. Income includes management fees of $501,000 and $546,000 for the three and six months ended June 30, 2001, respectively. ProLogis and ProLogis Development Services have had a combined 20% ownership interest in ProLogis North American Properties Fund II since its inception.

(6) ProLogis North American Properties Fund III was formed on June 15, 2001. ProLogis and ProLogis Development Services had a combined 20% ownership interest in ProLogis North American Properties Fund III as of June 30, 2001.

(7) Income includes management fees of $1,782,000 and $3,504,000 for the three and six months ended June 30, 2001, respectively, and $1,162,000 and $2,304,000 for the three and six months ended June 30, 2000, respectively. ProLogis had a 39.7% ownership interest in ProLogis European Properties Fund as of June 30, 2001.

(8) Represents income from ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. in 2000 for the period from January 7, 2000 to June 30, 2000 and in 2001 for the period from January 1, 2001 to January 6, 2001.

(9)  Kingspark S.A. is consolidated in 2001.  See Note 1.

(10) Represents ProLogis' earnings recognized under the equity method from Kingspark S. A.'s investment in the Kingspark Joint Ventures. These entities engage in development activities in the United Kingdom.

(11) Represents license fees earned for the non-exclusive use of the ProLogis Operating System(TM) under licensing agreements entered into in the third quarter of 2000. ProLogis ceased recognizing income under the agreement with PhatPipe in the second quarter of 2001.

Temperature-Controlled Distribution Companies

     ProLogis' total investment in its temperature-controlled distribution companies as of June 30, 2001 consisted of (in millions of U.S. dollars):

                                                       CSI/Frigo    ProLogis      Frigoscandia
                                                          LLC     Logistics (1)     S.A. (2)
                                                       ---------  -------------   ------------
      Equity interest................................  $    0.4     $   135.8      $    17.7
      Notes receivable...............................       3.1            --          210.4
      Other receivables..............................      (0.1)          5.2           37.8
      ProLogis' share of the earnings of the entity..      (0.9)        (15.3)         (85.0)
                                                       --------     ---------      ---------
             Total...................................  $    2.5     $   125.7      $   180.9
                                                       ========     =========      =========
----------

(1) On January 2, 2001, ProLogis Logistics borrowed $125.0 million under ProLogis' $475.0 million unsecured credit agreement as a designated subsidiary borrower. The proceeds from this borrowing were used to repay $125.0 million of the outstanding notes and accrued interest due to ProLogis. The remaining amounts due to ProLogis were converted to preferred stock on January 2, 2001. Additionally, ProLogis Logistics had $90.0 million of direct borrowings outstanding under a credit agreement as of June 30, 2001 that have been guaranteed by ProLogis.

(2) As of June 30, 2001, Frigoscandia AB had a 185.0 million euro credit agreement under which the currency equivalent of approximately $157.9 million was outstanding. All of the borrowings outstanding have been guaranteed by ProLogis. The agreement expires on September 28, 2001 and contains a provision to extend the due date until December 28, 2001, at ProLogis' option.

Distribution Real Estate Entities

     ProLogis' total investment in its distribution real estate entities as of June 30, 2001 consisted of (in millions of U. S. dollars):

                                                             ProLogis    ProLogis    ProLogis
                                                              North       North       North      ProLogis
                                                             American    American    American    European
                                                ProLogis    Properties  Properties  Properties  Properties
                                               California     Fund I     Fund II    Fund III    Properties
                                                                                       (1)       Fund (2)
                                               ----------   ----------  ----------  ----------  ----------
     Equity interest........................   $  160.6     $   52.6    $   14.3    $   11.7    $  266.4
     Distributions..........................      (32.2)        (3.5)       (0.7)         --        (9.3)
     ProLogis' share of the earnings of the
       entity, excluding fees earned........       17.8          1.6         0.1         0.1        13.8
                                               --------     --------    --------    --------    --------
            Subtotal........................      146.2         50.7        13.7        11.8       270.9
     Adjustments to carrying value (3)......      (28.1)        (9.5)       (6.6)       (5.8)      (41.5)
     Other (including acquisitions costs),
       net..................................        1.5          2.4         1.3         0.8       (25.9)
                                               --------     --------    --------    --------    --------
            Subtotal........................      119.6         43.6         8.4         6.8       203.5
     Other receivables......................        0.2          1.1         0.7          --         4.0
                                               --------     --------    --------    --------    --------
            Total...........................   $  119.8     $   44.7    $    9.1    $    6.8    $  207.5
                                               ========     ========    ========    ========    ========
----------

(1) As of June 30, 2001, ProLogis North American Properties Fund III had $150.0 million of short-term borrowings outstanding under an agreement that matures on September 13, 2001. The agreement provides for a 45-day extension at ProLogis North American Properties Fund III's option. ProLogis North American Properties Fund III intends to obtain permanent secured financing which will be used to repay these short-term borrowings. ProLogis has guaranteed the entire amount outstanding.

(2) Third parties (19 institutional investors) have invested 414.7 million euros (the currency equivalent of approximately $355.7 million as of June 30, 2001) in ProLogis European Properties Fund and have committed to fund an additional 645.6 million euros (the currency equivalent of approximately $553.9 million as of June 30, 2001) through 2002. ProLogis has also entered into a subscription agreement to make additional capital contributions of
     82.2 million euros (the currency equivalent of approximately $72.4 million as of June 30, 2001) through 2002.

     As of June 30, 2001, 39.0 million euros and 17.0 million pound sterling were outstanding on ProLogis European Properties Fund's 400.0 million euro multi-currency, secured, revolving credit facility (the currency equivalent of approximately $57.2 million as of June 30, 2001), all of which has been guaranteed by ProLogis.

(3) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to each entity that does not qualify for current income recognition due to ProLogis' continuing ownership in each entity.

Summarized Financial Information

     Summarized financial information for ProLogis' unconsolidated entities as of and for the six months ended June 30, 2001 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                      ProLogis    ProLogis     ProLogis
                                                                       North       North        North       ProLogis
                                                                      American    American     American     European
                             ProLogis    Frigoscandia   ProLogis     Properties  Properties   Properties   Properties
                           Logistics (1)    S.A. (1)  California (2) Fund I (3)  Fund II (4) Fund III (4)   Fund (5)
                           -------------  ----------- -------------  ----------  ----------  -----------   ----------
   Total assets............   $  376.9     $   449.1    $   592.5     $   440.3   $   237.8   $    211.4    $ 1,001.1
   Total liabilities (6)...   $  255.3     $   523.3    $   300.0     $   319.0   $   169.0   $    152.5    $   434.6
   Minority interest.......   $     --     $     0.3    $      --     $      --   $      --   $       --    $      --
   Equity..................   $  121.6     $   (74.5)   $   292.5     $   121.3   $    68.8   $     58.9    $   566.5
   Revenues................   $  155.5     $   184.0    $    33.9     $    22.0   $     7.8   $      0.5    $    39.4
   Adjusted EBITDA (7).....   $   12.6     $    15.2    $    27.9     $    16.8   $     4.9   $      0.3    $    35.4
   Net earnings (loss) (8).   $   (2.7)    $   (16.4)   $    10.4     $     3.2   $     0.2   $      0.1    $    13.1

----------

(1) ProLogis had an ownership interest in excess of 99% in each entity as of June 30, 2001.

(2)  ProLogis had a 50% ownership interest in this entity as of June 30, 2001.



(3) ProLogis and ProLogis Development Services had a combined 41.3% ownership interest in this entity as of June 30, 2001.

(4) ProLogis and ProLogis Development Services had a combined 20.0% ownership interest in each entity as of June 30, 2001.

(5) ProLogis had a 39.7% ownership interest in this entity as of June 30, 2001. Includes the ProLogis European Properties S.a.r.l. which is wholly owned by ProLogis European Properties Fund as of June 30, 2001.

(6) Includes amounts due to ProLogis of $5.2 million from ProLogis Logistics, $248.3 million from Frigoscandia S.A., $0.2 million from ProLogis California, $1.1 million from ProLogis North American Properties Fund I, $0.7 million for ProLogis North American Properties Fund II and $4.0 million from ProLogis European Properties Fund. Includes loans due to third parties (including accrued interest) of $217.7 million for ProLogis Logistics, $160.8 million for Frigoscandia S.A., $294.9 million for ProLogis California, $233.6 million for ProLogis North American Properties Fund I, $165.0 million for ProLogis North American Properties Fund II, $150.0 million for ProLogis North American Properties Fund III and $383.7 million for ProLogis European Properties Fund.

(7) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, gains and losses on disposition of non-CDFS business segment assets (see Note 7), foreign currency exchange gains and losses resulting from the remeasurement (at current foreign currency exchange rates) of third party and intercompany debt and mark to market adjustments related to derivative financial instruments utilized to manage foreign currency risks.

(8) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Condensed Statements of Earnings and Comprehensive Income as "Income from unconsolidated entities." The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable. Includes net foreign currency exchange losses of $0.6 million for Frigoscandia S.A. and $5.5 million for ProLogis European Properties Fund.

4.  Shareholders' Equity:

     During the six months ended June 30, 2001, ProLogis generated net proceeds of $27.0 million from the issuance of 1,220,000 common shares of beneficial interest, $0.01 par value ("Common Shares") under its 1999 Dividend Reinvestment and Share Purchase Plan and issued 68,000 Common Shares upon the exercise of stock options.

     On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of June 30, 2001, 345,100 Common Shares had been repurchased at a total cost of $7.1 million.

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

     On March 30, 2001, ProLogis called for the redemption of its outstanding Series A cumulative redeemable preferred shares of beneficial interest at the price of $25.00 per share, plus $0.2481 in accrued and unpaid dividends, for an aggregate redemption price of $25.2481 per share (the "Redemption Price"). The shares were redeemed on May 8, 2001 at a total cost of $136.3 million.

5.  Distributions and Dividends:

   Common Distributions

     On February 23, 2001 and May 25, 2001, ProLogis paid a quarterly distribution of $0.345 per Common Share to shareholders of record on February 9, 2001 and May 14, 2001, respectively. The distribution level for 2001 was set by ProLogis' Board of Trustees in December 2000 at $1.38 per Common Share.

   Preferred Dividends

     The annual dividend rates on ProLogis' preferred shares are $4.27 per Series C cumulative redeemable preferred share, $1.98 per Series D cumulative redeemable preferred share and $2.1875 per Series E cumulative redeemable preferred share.

     On January 31, 2001 and April 30, 2001, ProLogis paid quarterly dividends of $0.5469 per Series E cumulative redeemable preferred share. On March 30, 2001, ProLogis paid quarterly dividends of $0.5875 per Series A cumulative redeemable preferred share. On March 30, 2001 and June 29, 2001, ProLogis paid quarterly dividends of $1.0675 per Series C cumulative redeemable preferred share and $0.495 per Series D cumulative redeemable preferred share.

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

6.  Earnings Per Common Share:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                           Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                         -----------------------    -----------------------
                                                            2001         2000          2001         2000
                                                         ----------   ----------    ----------   ----------
      Net earnings attributable to Common Shares.......   $  44,552    $  19,589     $  88,559    $  64,527
      Add:  Series B preferred share dividends.........          --           --            81           --
                                                          ---------    ---------     ---------    ---------
      Adjusted net earnings attributable to Common
        Shares.........................................   $  44,552    $  19,589     $  88,640    $  64,527
                                                          =========    =========     =========    =========
      Weighted average Common Shares outstanding -
        Basic..........................................     173,913      163,148       170,624      162,644

      Incremental weighted average effect of common
        stock equivalents and contingently issuable
        shares.........................................         783          582           825          726

      Weighted average Series B preferred shares.......          --           --         3,114           --
                                                          ---------    ---------     ---------    ---------
      Adjusted weighted average Common Shares
        outstanding - Diluted..........................     174,696      163,730       174,563      163,370
                                                          =========    =========     =========    =========
      Per share net earnings attributable to Common
        Shares:
           Basic.......................................  $     0.26   $     0.12    $     0.52   $     0.40
                                                         ==========   ==========    ==========   ==========
           Diluted.....................................  $     0.26   $     0.12    $     0.51   $     0.39
                                                         ==========   ==========    ==========   ==========

     For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                       ---------------------      ---------------------
                                                         2001         2000          2001         2000
                                                       --------     --------      --------     --------
      Series B preferred shares......................        --        8,543            --        8,755
                                                       ========     ========      ========     ========

      Limited partnership units......................     5,088        5,558         5,088        5,573
                                                       ========     ========      ========     ========

7.  Business Segments:

    ProLogis has three reportable business segments:

    o Property operations represents the long-term ownership and leasing of industrial distribution facilities in the United States (portions of which are owned through ProLogis California, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II and ProLogis North American Properties Fund III -- See Note 3), Mexico and Europe (portions of which are owned through ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. -- See Note 3); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

    o CDFS business operations represents the development of industrial distribution facilities by ProLogis in the United States, Mexico and Europe that are often disposed of to third parties or entities in which ProLogis has an ownership interest and the development of industrial distribution facilities by ProLogis on a fee basis for third parties in the United States, Mexico and Europe; the development activities of ProLogis are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

    o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.); each company's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location. See Note 3.

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

                                                       Six Months Ended
                                                           June 30,
                                                   -----------------------
                                                       2001         2000
                                                   ----------   ----------
     Income:
       Property operations:
          United States (1)....................    $  236,087   $  238,173
          Mexico...............................         8,912        6,933
          Europe (2)...........................        10,151       10,641
                                                   ----------   ----------
            Total property operations segment..       255,150      255,747
                                                   ----------   ----------
       CDFS business:
          United States (3)....................        52,062       38,239
          Mexico...............................           (10)       1,284
          Europe (4) (5).......................        24,879       16,038
                                                   ----------   ----------
            Total CDFS business segment........        76,931       55,561
                                                   ----------   ----------
       Temperature-controlled distribution
       operations:
          United States (6)....................        (2,620)       5,871
          Europe (7)...........................       (10,768)      (5,051)
                                                   ----------   ----------
            Total temperature-controlled
               distribution operations segment.       (13,388)         820
                                                   ----------   ----------
       Reconciling items:
          Interest income......................         3,456        4,220
          Income from unconsolidated entities..         3,545           --
                                                   ----------   ----------
            Total reconciling items............         7,001        4,220
                                                   ----------   ----------
            Total income.......................    $  325,694   $  316,348
                                                   ==========   ==========

                                                       Six Months Ended
                                                           June 30,
                                                   -----------------------
                                                       2001         2000
                                                   ----------    ---------
     Net operating income:
        Property operations:
          United States (1)....................    $  222,799   $  223,464
          Mexico...............................         9,067        6,763
          Europe (2)...........................         9,602       11,388
                                                   ----------   ----------
            Total property operations segment..       241,468      241,615
                                                   ----------   ----------
        CDFS business:
          United States (3)....................        50,247       36,659
          Mexico...............................           (84)       1,268
          Europe (4) (5).......................        24,749       15,907
                                                   ----------   ----------
            Total CDFS business segment........        74,912       53,834
                                                   ----------   ----------
       Temperature-controlled distribution
        operations:
          United States (6)....................        (2,620)       5,871
          Europe (7)...........................       (10,768)      (5,051)
                                                    ---------    ---------
            Total temperature-controlled
               operations segment..............       (13,388)         820

       Reconciling items:
          Interest income......................         3,456        4,220
          Income from unconsolidated entities..         3,545           (2)
          General and administrative expense...       (28,129)     (22,522)
          Depreciation and amortization........       (72,182)     (77,065)
          Interest expense.....................       (77,554)     (84,842)
          Loss on investment...................        (7,456)          --
          Other expense........................            (4)        (920)
                                                   ----------   ----------
            Total reconciling items............      (178,324)    (181,131)
                                                   ----------   ----------
            Earnings from operations...........    $  124,668   $  115,138
                                                   ==========   ==========

                                                    June 30,   December 31,
                                                      2001        2000
                                                   ----------  -----------
      Assets:
       Property operations:
         United States (8).....................    $3,781,849   $3,887,601
         Mexico................................       121,790      113,538
         Europe (9)............................       388,976      308,457
                                                   ----------   ----------
              Total property operations segment     4,292,615    4,309,596
                                                   ----------   ----------
       CDFS business:
         United States.........................       201,272      304,697
         Mexico................................        33,995       26,288
         Europe (9)............................       532,111      637,207
                                                   ----------   ----------
              Total CDFS business segment......       767,378      968,192
                                                   ----------   ----------
       Temperature controlled distribution
         operations:
         United States (9).....................       127,341      231,053
         Europe (9)............................       181,814      191,981
                                                   ----------   ----------
              Total temperature controlled
               distribution operations segment.       309,155      423,034
                                                   ----------   ----------
    Reconciling items:
       Investment in and advances to
          unconsolidated entities..............        60,260       70,807
       Cash....................................       113,501       57,870
       Accounts and notes receivable...........        31,229       43,040
       Other assets............................        52,560       73,795
                                                   ----------   ----------
              Total reconciling items..........       257,550      245,512
                                                   ----------   ----------
              Total assets.....................    $5,626,698   $5,946,334
                                                   ==========   ==========

---------

(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis California, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II and ProLogis North American Properties Fund III in 2001 and ProLogis California in 2000. See Note 3 for summarized financial information of ProLogis California, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II and ProLogis North American Properties Fund III.

(2) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis European Properties Fund (including net foreign currency exchange gains of $2.3 million in 2001 and net foreign currency losses of $2.6 million in 2000) and ProLogis European Properties S.a.r.l. (including net foreign currency exchange gains of $1.5 million in 2000). See Note 3 for summarized financial information of ProLogis European Properties Fund.

(3) In 2001, includes $20.8 million and $67.4 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis North American Properties Fund II and ProLogis North American Properties Fund III, respectively.

(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 2000 (including $0.5 million of net foreign currency exchange gains). Kingspark S.A. is consolidated in 2001. See Notes 1 and 3.

(5) Includes $17.1 million and $5.3 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2001 and 2000, respectively. In addition, includes $0.8 million of net gains recognized under the equity method related to the disposition of facilities to ProLogis European Properties Fund by Kingspark S.A. in 2000.

(6) Represents amounts recognized under the equity method related to ProLogis' investments in ProLogis Logistics and in CSI/Frigo LLC. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in ProLogis Logistics. See Note 3 for summarized financial information of ProLogis Logistics.

(7) Represents amounts recognized under the equity method related to ProLogis' investments in Frigoscandia S.A. (including $0.6 million of net foreign currency exchange losses in 2001 and $1.7 million of net foreign exchange gains in 2000) and CSI/Frigo LLC. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in Frigoscandia S.A. See
    Note 3 for summarized financial information of Frigoscandia S.A.

(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See also Note 3 for summarized financial information of these unconsolidated entities as of and for the six months ended June 30, 2001.

(9) In 2000, includes ProLogis' investment in Kingspark S.A. and its subsidiaries under the equity method.

8.  Supplemental Cash Flow Information:

    Non-cash investing and financing activities for the six months ended June 30, 2001, and 2000 are as follows:

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

    o ProLogis received $16.9 million, $34.1 million, $13.7 million and $11.7 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II and ProLogis North American Properties Fund III, respectively, in the form of an equity interest in these entities during 2001. ProLogis received $4.4 million, $13.8 million, $14.8 million and $0.6 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal in the form of an equity interest during 2000.

    o ProLogis received $26.4 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund in the form of a note receivable during 2001. ProLogis received $15.6 million, $44.6 million and $13.2 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I and ProLogis Principal, respectively, in the form of notes receivable from these entities during 2000.

    o ProLogis received $10.8 million and $7.7 million of the proceeds from its disposition of facilities to a third parties in the form of notes receivable in 2001 and 2000, respectively.

    o In connection with the acquisition of a facility, ProLogis assumed a $7.7 million mortgage note in 2001.

    o In connection with the agreement for the acquisition of Kingspark S.A., ProLogis issued approximately 67,000 and 201,000 Common Shares valued at $1.5 million and $3.9 million, respectively, in 2001 and 2000, respectively.

    o Series B preferred shares aggregating $151.8 million and $1.0 million were converted into Common Shares in 2001 and 2000, respectively.

    o Net foreign currency translation adjustments of $(62,630,000) and $(11,350,000) were recognized in 2001 and 2000, respectively.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Trustees and Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated condensed balance sheets of ProLogis Trust and subsidiaries as of June 30, 2001, and the related consolidated condensed statements of earnings and comprehensive income for the three and six months ended June 30, 2001 and 2000 and the consolidated condensed statements of cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Trust's management.

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



Chicago, Illinois
August 10, 2001

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

Results of Operations

Six Months Ended June 30, 2001 and 2000

    ProLogis' net earnings attributable to Common Shares were $88.6 million for the six months ended June 30, 2001 as compared to $64.5 million for the same period in 2000. For the six months ended June 30, 2001, basic and diluted per share net earnings attributable to Common Shares were $0.52 and $0.51 per share, respectively. Basic and diluted per share net earnings attributable to Common Shares were $0.40 and $0.39 per share, respectively, for the same period in 2000.

    The CDFS business segment provides capital for ProLogis to redeploy into its development activities in addition to generating profits that contribute to ProLogis' total income. ProLogis' net operating income from this segment increased by $21.1 million in 2001 over 2000, primarily the result of the number of dispositions of facilities developed by ProLogis to entities in which ProLogis maintains an ownership interest, such as ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis European Properties Fund, as well as to third parties. ProLogis' property operations segment net operating income was $241.5 million for 2001 and $241.6 million for 2000. This operating segment's net income includes rental income and net rental expenses from facilities directly owned by ProLogis and also its share of the income of its unconsolidated entities that engage in property operations segment activities. Income from ProLogis' temperature-controlled distribution operations decreased in 2001 from 2000 by $14.2 million. See "--Property Operations", "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations".

    ProLogis' investment in Kingspark S.A., an industrial distribution facility development company in the United Kingdom, was previously accounted for under the equity method. ProLogis included its share of the income from Kingspark S.A. and its subsidiaries in the CDFS business segment. ProLogis owned 100% of the preferred stock of Kingspark S.A. and recognized substantially all economic benefits of Kingspark S.A. and its subsidiaries through January 4, 2001. On January 5, 2001, ProLogis acquired an ownership interest in the common stock of Kingspark S.A resulting in ProLogis having control of Kingspark S.A. Accordingly, as of January 5, 2001, the accounts of Kingspark S.A. and its subsidiaries are consolidated in ProLogis' condensed financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships.

Property Operations

    ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated (square footage in thousands):

                                                                         June 30,
                                                        --------------------------------------------
                                                               2001                    2000
                                                        -------------------      -------------------
                                                                    Square                   Square
                                                        Number      Footage      Number      Footage
                                                        ------      -------      ------      -------
        Direct ownership (1).........................    1,227      124,884       1,249      126,723
        ProLogis California (2)......................       79       13,052          79       12,494
        ProLogis North American Properties Fund I
           (1)(3)....................................       36        8,963          17        3,836
        ProLogis North American Properties Fund II
           (1)(4)....................................       27        4,477           3          440
        ProLogis North American Properties Fund III
           (1)(5)....................................       34        4,380          --           --
        ProLogis European Properties Fund and
        ProLogis European Properties S.a.r.l. (6)....      114       17,028          90       11,707
                                                        ------      -------      -------     -------
                                                         1,517      172,784        1,438     155,200
                                                        ======      =======      =======     =======
----------

(1) Includes operating facilities owned by ProLogis and its consolidated entities. The decrease in 2001 from 2000 is primarily the result of the formation of certain of ProLogis' distribution real estate entities beginning in June 2000 whose entire portfolios consist of operating facilities that were previously directly owned by ProLogis. In 2001, includes 13 operating facilities aggregating 1,165,000 square feet owned by Kingspark S.A. and its subsidiaries that were previously accounted for under the equity method. In 2000, ProLogis' share of the income from the operating facilities of Kingspark S.A. and its subsidiaries that was recognized under the equity method was included in the CDFS business segment. See "--Six Months Ended June 30, 2001 and 2000".

(2) ProLogis has had a 50% ownership interest in ProLogis California since its inception. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(3) ProLogis had a 41.3% ownership interest in ProLogis North American Properties Fund I as of June 30, 2001. This entity was formed on June 30, 2000. All operating facilities owned by this entity were previously directly owned by ProLogis. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(4) ProLogis had a 20% ownership interest in ProLogis North American Properties Fund II as of June 30, 2001. This entity was originally formed on June 30, 2000. All operating facilities owned by this entity were previously directly owned by ProLogis. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(5) ProLogis had a 20.0% ownership interest in ProLogis North American Properties Fund III as of June 30, 2001. This entity was formed in June 2001 with the acquisition of 34 operating facilities from ProLogis. See
     Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(6) As of June 30, 2001, ProLogis' ownership interest in ProLogis European Properties Fund is 39.7%. As of June 30, 2000, ProLogis had a 42.1% ownership interest in the ProLogis European Properties Fund. Includes facilities owned by ProLogis European Properties S.a.r.l. in which ProLogis had a direct 49.9% ownership interest as of June 30, 2000. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

    ProLogis' property operations segment income consists of the: (i) net operating income from the operating facilities that are owned by ProLogis directly or through its consolidated entities, and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated entities engaged in property operations. See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1. The amounts recognized under the equity method are based on the net earnings of each unconsolidated entity and include: interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis European Properties Fund and ProLogis European Properties S.a.r.l.). ProLogis' net operating income from the property operations segment was as follows (in thousands):

                                                                      Six Months Ended
                                                                           June 30,
                                                                   ----------------------
                                                                     2001         2000
                                                                   ---------    ---------
     Facilities  directly owned by ProLogis and its
      consolidated entities....................................
       Rental income.............................................  $ 237,519    $ 240,505
       Property operating expenses...............................     13,682       14,131
                                                                   ---------    ---------
          Net operating income (1)...............................    223,837      226,374
                                                                   ---------    ---------
     Income from the ProLogis California.........................      7,119        6,054
     Income from ProLogis North American Properties Fund I (2)...      2,594           --
     Income from ProLogis North American Properties Fund II (2)..        906           --
     Income from ProLogis North American Properties Fund III.....         40           --
     (3).........................................................
     Income from ProLogis European Properties Fund (4)...........      6,936        4,312
     Income from ProLogis European Properties S.a.r.l. (4).......         36        4,875
                                                                  ----------    ---------
          Total property operations segment......................  $ 241,468    $ 241,615
                                                                   =========    =========
----------

(1) The fluctuations in rental expenses between years is primarily the result of the changes in the composition of the directly owned facilities in each year in addition to increased rental expense recoveries (as a percentage of total rental expenses) in each year. Rental expenses, before recoveries from tenants, were 26.3% of rental income in 2001 and 24.9% rental income for 2000. Rental expenses, after recoveries from tenants, were 5.8% of rental income in 2001 and 5.9% of rental income in 2000. Total rental expense recoveries were 78.1% and 76.4% of total rental expenses in 2001 and 2000, respectively. The increase in rental expense recoveries as a percentage of total rental expenses reflects ProLogis' emphasis on on-site property management teams and the effectiveness of the ProLogis Operating System(TM). Net operating income in 2001 includes $1.1 million of net operating income from facilities owned by Kingspark S. A. and its subsidiaries. In 2000, the net operating income from the facilities owned by Kingspark S. A. and its subsidiaries was reported under the equity method and included in the CDFS business segment.

(2) ProLogis North American Properties Fund I and ProLogis North American Properties Fund II began operations on June 30, 2000.

(3)  ProLogis North American Properties Fund III began operations on June 15,
     2001.

(4) In 2001, ProLogis' share of the income of ProLogis European Properties Fund includes net foreign currency gains of $2.3 million. In 2000, ProLogis' share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. includes net foreign currency losses of $0.7 million and net foreign currency gains of $0.8 million, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties Fund would have been $4.6 million and $5.0 million for 2001 and 2000, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties S.a.r.l. would have been $4.1 million for 2000. ProLogis' combined share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. decreased in 2001 from 2000 primarily due to higher interest expense in 2001 as the use of debt proceeds to fund acquisitions increased in the second half of 2000 and in 2001. ProLogis recognized income under the equity method related to ProLogis European Properties S.a.r.l. in 2001 for only six days.

    The operating facilities in ProLogis' portfolio are classified as either stable or pre-stable facilities. Stabilized operating facilities are those facilities where the capital improvements, repositioning and management and marketing programs have been in effect for a sufficient period of time (generally 12 months) to achieve a stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type). Pre-stable facilities are generally newly developed or acquired facilities that are usually underleased at the time they are completed or acquired. ProLogis, utilizing its ProLogis Operating System(TM), has been successful in increasing occupancies on such facilities during their initial months of operation. ProLogis' stabilized operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities) were 93.8% occupied and 95.0% leased as of June 30, 2001. ProLogis' stabilized occupancy levels have decreased slightly during the first six months of 2001 (95.4% occupied and 96.2% leased as of December 31, 2000). ProLogis believes that economic conditions in North America have led to a slowing in customer leasing decisions and in the absorption of new facilities in the market. However, ProLogis believes that it will benefit from the ProLogis Operating System(TM) during this period, as it has allowed ProLogis to build a strong local market presence and develop strong customer relationships.

    The average increase in rental rates for both new and renewed leases on previously leased space (20.3 million square feet) for all facilities including those owned by ProLogis' consolidated and unconsolidated entities during 2001 was 18.3% (up from 15.5% for all of 2000). During the six months ended June 30, 2001, the net operating income (rental income less net rental expenses) generated by ProLogis' "same store" portfolio of operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities that were in operation throughout both six month periods in 2001 and 2000) increased by 2.81% over the same period in 2000 (as compared to an increase of 6.89% during the six months ended June 30, 2000 as compared to the same period in 1999). The population of same-store facilities has a greater percentage of stabilized facilities in 2001 than in 2000. Stabilized facilities have generally already reached an occupancy level of 93%, resulting in fewer opportunities for these facilities to generate net operating income growth from occupancy increases.

CDFS Business

    Net operating income from ProLogis' CDFS business segment consists primarily of: (i) profits from the disposition of land parcels and facilities that were developed by ProLogis and disposed of to customers or to entities in which ProLogis has an ownership interest; (ii) development fees earned by ProLogis;
(iii) income recognized under the equity method from investments in the Kingspark Joint Ventures; and (iv) income recognized under the equity method from ProLogis' investment in the Kingspark S.A. and its subsidiaries in 2000 (Kingspark S.A. and its subsidiaries are consolidated in 2001). Kingspark S.A. and its subsidiaries engage in CDFS business activities in the United Kingdom similar to those activities performed directly by ProLogis in other locations. In 2000, ProLogis recognized 95% of the net earnings of Kingspark S.A. and its subsidiaries under the equity method that includes: interest income and interest expense (net of capitalized amounts), general and administrative expense (net of capitalized amounts), income taxes and foreign currency exchange gains and losses.

    The CDFS business segment operations increased in volume for the six months in 2001 over the same period in 2000; consequently, ProLogis' income from this segment has increased in 2001 over 2000. The CDFS business segment's net operating income is comprised of the following (in thousands):

                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                        2001        2000
                                                     ----------  ----------
    Net gains on disposition of land parcels
      and facilities developed (1).................  $   68,352  $   43,187
    Development fees and other, net................       4,768       2,042
    Income from Kingspark Joint Ventures...........       1,517          --
    Income from Kingspark S.A. and its
      subsidiaries (2).............................          --       9,329
    subsidiaries (2)...............................
    Miscellaneous income...........................       2,294       1,005
    Other expenses (3).............................      (2,019)     (1,729)
                                                     ----------  ----------
                                                     $   74,912  $   53,834
                                                     ==========  ==========
----------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

    o 2001: 138 acres; 10.3 million square feet; $594.3 million of proceeds, and

    o    2000: 158 acres; 5.9 million square feet; $268.2 million of proceeds.

(2) Kingspark S. A. and its subsidiaries' income in 2000 includes:

    o Gains from the disposition of land parcels and facilities developed (11 acres; 0.4 million square feet; $38.8 million of proceeds; net gains of $5.9 million);

    o    Development fees and other miscellaneous net income of $2.5 million;

    o    Deferred and current income tax expense of $1.9 million; and

    o    Foreign currency exchange gains of $0.5 million.

(3) Includes land holding costs of $1.1 million in 2001 and $0.7 million in 2000 and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $0.9 million in 2001 and $1.0 million in 2000.

Temperature-Controlled Distribution Operations

    ProLogis recognizes net operating income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the total income or loss of CSI/Frigo LLC, ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 3 and 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                       Six Months Ended
                                                            June 30,
                                                    ----------------------
                                                       2001        2000
                                                    ----------  ----------
      Loss from CSI/Frigo LLC...................    $    (793)  $       --
      Income (loss) from ProLogis Logistics.....       (2,600)       5,871
      Loss from Frigoscandia S.A................       (9,995)      (5,051)
                                                    ---------   ----------
      Total temperature-controlled distribution
        operations segment......................    $ (13,388)  $      820
                                                    =========   ==========

    Amounts recognized under the equity method from CSI/Frigo LLC include ProLogis' share of this entity's share of the income or loss of ProLogis Logistics and Frigoscandia S.A. Amounts recognized under the equity method for ProLogis Logistics and Frigoscandia S.A. include interest income and interest expense, depreciation and amortization expense, general and administrative expense, income taxes and foreign currency exchange gains and losses (with respect to Frigoscandia). ProLogis recognizes in excess of 99% the net earnings of each entity in 2001 as compared to 95% in 2000.

    CSI's operating capacity was comparable in both six-month periods. The decrease in ProLogis' share of ProLogis Logistics' net earnings from 2000 to 2001 of $8.5 million is attributable to: (i) higher interest expense as a result of increasing external debt by $125.0 million, and (ii) a decrease in operating income as a result of lower occupancy levels in certain markets in 2001. The proceeds from the borrowings of ProLogis Logistics were used to repay $125.0 million of outstanding notes and accrued interest due to ProLogis. See "-- Liquidity and Capital Resources -- Credit Facilities".

    Frigoscandia's operating capacity was comparable in both six-month periods with the exception of the disposition in May 2001 of the directly owned German facilities. ProLogis' share of Frigoscandia S.A.'s net losses includes net foreign currency exchange losses of $0.6 million and $1.7 million in 2001 and 2000, respectively. Excluding these foreign currency exchange losses, ProLogis recognized $6.0 million less income under the equity method in 2001 than it recognized in 2000 from its investment in Frigoscandia S.A. The increase in Frigoscandia S.A.'s net loss in 2001 from the loss recognized in 2000 is attributable to: (i) lower occupancy levels, principally the result of the reduction in inventories of beef and pork products by the German and French governments, and (ii) a loss recognized on the disposal of Frigoscandia's directly-owned facilities located in Germany of approximately $2.4 million. The disposition of the directly owned German facilities was completed as the mix of facilities and customers no longer met ProLogis' strategic objective in this business segment, which is to concentrate on the distribution and logistics part of the supply chain rather than on storage. ProLogis is continuing to evaluate its temperature-controlled disribution operations in light of this strategic objective.

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

Other Income and Expense Items

Income from Unconsolidated Entities

     Income from unconsolidated entities that is not directly attributable to either of ProLogis' three business segments was $3.5 million for the six months ended June 30, 2001. See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1. This income is primarily fees earned for the non-exclusive use of the ProLogis Operating SystemTM under license agreements with Vizional Technologies ($3.0 million) and Phatpipe ($0.7 million) offset by losses recognized under the equity method related to ProLogis's investment in ProLogis Equipment Services and Insight. License fee income from PhatPipe was recognized only in the first quarter of 2001 as this investment was written off in the second quarter of 2001 (see "--Loss on Investment"). ProLogis does not expect that it will continue to recognize license fee income from Vizional Technologies after the second quarter of 2001. For the six months ended June 30, 2000, ProLogis recognized a loss under the equity method from its investment in Insight of $2,000.

Interest Expense

    Interest expense is a function of the level of borrowings outstanding offset by interest capitalization with respect to development activities. Interest expense was $77.6 million in 2001 and $84.8 million in 2000 ($79.4 million assuming ProLogis had consolidated the financial statements of Kingspark S.A. and its subsidiaries in 2000). Assuming consolidation for 2000 reduces the total interest expense in 2000 due to the effects of interest capitalization by Kingspark S.A. and its subsidiaries.

    Capitalized interest was $17.1 million in 2001 and $8.4 million in 2000 ($13.4 million assuming ProLogis had consolidated the financial statements of Kingspark S.A. and its subsidiaries in 2000). Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

Gain (Loss) on Disposition of Real Estate

    Gain (loss) on disposition of real estate represents the net gains or losses from the disposition of operating facilities that were acquired or developed within the property operations segment. Generally, ProLogis disposes of facilities in the property operations segment because such facilities are considered to be non-strategic facilities or to complement the portfolio of developed facilities that are acquired by entities in which ProLogis maintains an ownership interest. Non-strategic facilities are assets located in markets or submarkets that are no longer considered target markets as well as assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis' core portfolio based on the asset's size or configuration.

    Property operations segment dispositions were as follows:

    o 2001: 2.3 million square feet; $95.2 million of proceeds; net loss of $3.2 million (offset by a gain of $0.5 million recognized upon the contribution of ProLogis' 49.9% investment in the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties
        Fund), and

    o 2000: 2.5 million square feet; $98.5 million of proceeds; net gains of $0.3 million.

Loss on Investment

     For the six months ended June 30, 2001, ProLogis recognized an impairment adjustment of $7.5 million, representing the write-down of its entire investment in Phatpipe. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 3.

Foreign Currency Exchange Losses

    ProLogis recognized net foreign currency exchange losses of $4.6 million and $18.4 million for 2001 and 2000, respectively. Foreign currency exchange gains and losses are primarily the result of the remeasurement and settlement of intercompany debt and the remeasurement of third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro and the pound sterling and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar. In 2000, the euro and pound sterling currencies both devalued against the U.S. dollar which resulted in losses to ProLogis to the extent that it had made loans denominated in those currencies.

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

    Current income tax expense recognized in 2001 and 2000 was $3.9 million and $658,000, respectively (in 2000 current income tax would have been $537,000 assuming ProLogis had consolidated the financial statements of Kingspark S.A. and its subsidiaries). Current income tax expense is higher in 2001 primarily due to the increased level of income recognized by ProLogis' taxable subsidiaries in the CDFS business segment. Deferred income tax expense was $1.2 million and $167,000 in 2001 and 2000, respectively ($2.3 million assuming ProLogis had consolidated the financial statements of Kingspark S.A. and its subsidiaries in 2000). ProLogis' deferred tax component of total income taxes is a function of each year's temporary differences (items that are treated differently for tax purposes than for book purposes) as well as the need for a deferred tax valuation allowance to adjust certain deferred tax assets (primarily deferred tax assets created by tax net operating losses) to their estimated realizable value.

Three Months Ended June 30, 2001 and 2000

     The changes in net earnings attributable to Common Shares and its components for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 are similar to the changes for the six month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed under "--Six Months Ended June 20, 2001 and 2000" except as specifically discussed under "--Income from Unconsolidated Entities" and "--Loss on Investment".

Environmental Matters

    ProLogis has not experienced any environmental condition on its facilities, which materially adversely affected its results of operations or financial position nor is ProLogis aware of any environmental liability that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations.

Liquidity and Capital Resources

Overview

    ProLogis considers its liquidity and ability to generate cash from operations as well as its financing capabilities (including proceeds from the disposition of facilities) to be adequate and ProLogis expects to be able to continue to meet its anticipated development, acquisition, operating and debt service needs as well as its shareholder distribution requirements.

    ProLogis' future investing activities are expected to consist of: (i) acquisitions of existing facilities in key distribution markets in the property operations segment; (ii) the acquisition of land for future development and the development of distribution facilities in the CDFS business segment for future disposition to entities in which ProLogis maintains an ownership interest or to third parties; and (iii) to a limited extent, certain temperature-controlled distribution facility expansions and investments in additional temperature-controlled distribution facilities. Temperature-controlled investments will be made as deemed necessary to achieve strategic objectives with respect to targeted markets in the United States or to address specific customer needs in the United States and Europe. ProLogis' future investing activities are expected to be primarily funded with:

    o   cash generated by operations;

    o the proceeds from the disposition of facilities developed by ProLogis to third parties;

    o the proceeds from the disposition of facilities to entities in which ProLogis maintains an ownership interest, such as ProLogis European Properties Fund or other real estate distribution entities that may be formed in the future; and

    o   utilization of ProLogis' revolving credit facilities.

    In July 2001, ProLogis acquired a land parcel for the development of a 196,000 square feet facility in Tokyo, Japan. This facility, which has been leased under a 20-year agreement and is expected to be completed in 2002, represents ProLogis' first investment in Japan. ProLogis' investment strategy in Japan is to only develop facilities under pre-lease arrangements.

    In the short-term, borrowings on and subsequent repayments of ProLogis' unsecured revolving credit facilities will provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. As of August 9, 2001, on a combined basis, ProLogis had approximately $369.6 million of short-term borrowing capacity available under its U.S. dollar denominated and multi-currency unsecured revolving credit facilities (see "--Credit Facilities"). ProLogis will continue to evaluate the public debt markets with the objective of reducing its short-term borrowings and extending debt maturities on favorable terms.

Cash Operating Activities

    Net cash provided by operating activities for the six months ended June 30, 2001 was $210.0 million and $189.4 million, respectively. See "--Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares in 2001 and 2000. See ProLogis's Consolidated Condensed Statements of Cash Flows in Item 1.

Cash Investing and Cash Financing Activities

    In 2001, ProLogis' investing activities provided net cash of $274.3 million and financing activities used net cash of $428.7 million. Proceeds received from the dispositions of real estate and the repayments of loans by and distributions received from ProLogis' unconsolidated entities were used to fund real estate investments and repay borrowings on ProLogis' lines of credit. In 2000, ProLogis used net cash of $152.1 million in its investing activities and $3.2 million in its financing activities. Investing activities in 2000 were primarily funded by lines of credit borrowings and proceeds from dispositions of real estate. See ProLogis' Consolidated Condensed Statements of Cash Flows in Item 1.

Credit Facilities

    As of June 30, 2001, ProLogis' combined direct borrowings on its lines of credit were $306.1 million (a combined $100.0 million borrowed under its $475.0 million revolving line of credit and $60.0 million discretionary line of credit and $206.1 million under its 325.0 million euro revolving line of credit. ProLogis was in compliance with all covenants contained in its credit agreements as of June 30, 2001.

    ProLogis Logistics and ProLogis Development Services may also borrow under the $475.0 million credit agreement, with such borrowings guaranteed by ProLogis. As of June 30, 2001, ProLogis Logistics, an unconsolidated entity, had borrowed $125.0 million under the credit agreement and ProLogis Development Services had no borrowings under the credit agreement.

Commitments

    As of June 30, 2001, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 2.0 million square feet of operating facilities at an estimated acquisition cost of $80.2 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. ProLogis has sufficient funds escrowed as the result of tax-deferred exchange transactions to acquire these assets. In addition, as of June 30, 2001, ProLogis had $659.4 million of budgeted development costs for developments in process, of which $409.7 million was unfunded.

    On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of June 30, 2001, 345,100 Common Shares had been repurchased at a total cost of $7.1 million.

    ProLogis has entered into a subscription agreement to make additional capital contributions to ProLogis European Properties Fund of 82.2 million euros (the currency equivalent of approximately $72.4 million as of June 30, 2001) through 2002.

    As of June 30, 2001, ProLogis Logistics had $90.0 million of direct borrowings outstanding under a credit agreement that has been guaranteed by ProLogis.

    As of June 30, 2001, Frigoscandia AB had a 185.0 million euro credit agreement under which the currency equivalent of approximately $157.9 million was outstanding. All of the borrowings outstanding have been guaranteed by ProLogis. The agreement expires on September 28, 2001 and contains a provision to extend the due date until December 28, 2001, at ProLogis' option.

    As of June 30, 2001, ProLogis North American Properties Fund III had $150.0 million of short-term borrowings outstanding under an agreement that matures on September 13, 2001. The agreement provides for a 45-day extension at ProLogis North American Properties Fund III's option. ProLogis North American Properties Fund III intends to obtain permanent secured financing which will be used to repay these short-term borrowings. ProLogis has guaranteed the entire amount outstanding.

    As of June 30, 2001, 39.0 million euros and 17.0 million pound sterling were outstanding on ProLogis European Properties Fund's 400.0 million euro multi-currency, secured, revolving credit facility (the currency equivalent of approximately $57.2 million as of June 30, 2001), all of which has guaranteed by ProLogis.

    ProLogis has guaranteed a 110.0 million French franc (the currency equivalent of approximately $14.4 million as of June 30, 2001) unsecured loan outstanding of ProLogis European Properties S.a.r.l. ProLogis European Properties S.a.r.l. made a principal payment of 80.0 million French francs in July 2001.

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

    On February 23, 2001 and May 25, 2001, ProLogis paid a quarterly distribution of $0.345 per Common Share to shareholders of record on February 9, 2001 and May 14, 2001, respectively. The distribution level for 2001 was set by ProLogis' Board of Trustees in December 2000 at $1.38 per Common Share.

    The annual dividend rates on ProLogis' preferred shares are $4.27 per Series C cumulative redeemable preferred share, $1.98 per Series D cumulative redeemable preferred share and $2.1875 per Series E cumulative redeemable preferred share.

    On January 31, 2001 and April 30, 2001, ProLogis paid quarterly dividends of $0.5469 per Series E cumulative redeemable preferred share. On March 30, 2001, ProLogis paid quarterly dividends of $0.5875 per Series A cumulative redeemable preferred share. On March 30, 2001 and June 29, 3001, ProLogis paid quarterly dividends of $1.0675 per Series C cumulative redeemable preferred share and $0.495 per Series D cumulative redeemable preferred share.

    Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless and until all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends for the then current dividend period with respect to the preferred shares.

Funds from Operations

    Funds from operations attributable to Common Shares increased $14.5 million to $196.1 million for 2001 from $181.6 million for 2000.

    Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Condensed Statements of Cash Flows in Item 1. Funds from operations should not be considered as an alternative to net income as an indicator of ProLogis' operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of ProLogis' ability to fund its capital expenditures and investment activities and to fund other cash needs.

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

    Funds from operations is as follows (in thousands):

                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                             2001      2000
                                                          ---------  ---------

    Net earnings attributable to Common Shares........... $  88,559  $  64,527
      Add (Deduct):
         Real estate related depreciation and
          amortization...................................    68,840     75,057
       Gain (loss) on disposition of non-CDFS business
        segment assets...................................     2,625       (307)
         Foreign currency exchange losses, net...........     3,747     18,592
         Deferred income tax expense.....................     1,173        167
       ProLogis' share of reconciling items of
        unconsolidated entities.........................
         Real estate related depreciation and
           amortization..................................    32,494     28,535
         Loss on disposition of non-CDFS business
           segment assets................................     2,426         26
         Foreign currency exchange gains, net............     (476)     (1,971)
         Deferred income tax expense benefit.............   (3,269)     (3,064)
                                                         ---------   ---------
      Funds from operations attributable to
        Common Shares................................... $ 196,119   $ 181,562
                                                         =========   =========

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of June 30, 2001, no significant change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 2000 Annual Report on Form 10-K.

PART II

Item 4.  Submission of Matters to Vote of Securities Holders

     At a meeting on May 17, 2001, the shareholders of ProLogis elected the following Trustees to office (of the total 173,736,419 Common Shares outstanding on the record date of April 3, 2001, 152,000,189 Common Shares were voted at the meeting):

        o 151,628,484 Common Shares were voted for the election of Mr. C. Ronald Blankenship as a Class II Trustee to serve until the annual meeting of shareholders in the year 2004, 371,705 Common Shares voted against;

        o      151,649,679 Common Shares were voted for the election of Mr.
               Stephen L. Feinberg as a Class II Trustee to serve   until the
               annual meeting of shareholders in the year 2004, 350,510 Common Shares voted against;

        o 151,648,334 Common Shares were voted for the election of Mr. Donald P. Jacobs as a Class II Trustee to serve until the annual meeting of shareholders in the year 2004, 351,855 Common Shares voted against; and

        o 151,652,546 Common Shares were voted for the election of Mr. J. Andre Teixeira as a Class II Trustee to serve until the annual meeting of shareholders in the year 2004, 347,643 Common Shares voted against.

     In addition, at the May 17, 2001 meeting, ProLogis' shareholders approved and adopted the ProLogis Trust Employee Share Purchase Plan. There were 147,323,467 Common Shares in favor, 4,548,877 Common Shares against, 126,561 Common Shares abstaining from the proposal and Broker non-votes aggregated 1,284 Common Shares.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

12.1     Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated August 10, 2001

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

                               PROLOGIS TRUST



                               BY:  /S/        WALTER C. RAKOWICH
                                    ------------------------------------------
                                               Walter C. Rakowich
                                              Managing Director and
                                             Chief Financial Officer
                                           (Principal Financial Officer)



                               BY:  /S/           LUKE A. LANDS
                                    ------------------------------------------
                                                  Luke A. Lands
                                      Senior Vice President and Controller



                               BY:  /S/          SHARI J. JONES
                                    ------------------------------------------
                                                 Shari J. Jones
                                                 Vice President
                                         (Principal Accounting Officer)


Date:  August 10, 2001