Form 10-Q
period 2001-09-30
PROLOGIS TRUST
filed 2001-11-13
CIK 899881

===============================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X_ No ___

         The number of shares outstanding of the Registrant's common stock as of November 9, 2001 was 174,953,233.



================================================================================

                                 ProLogis Trust

                                      Index



                                                                     Page
                                                                   Number(s)
                                                                   ---------
PART I.   Financial Information

  Item 1.  Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets--September 30,
             2001 and December 31, 2000...........................     3
           Consolidated Condensed Statements of Earnings and
             Comprehensive Income--Three and nine months
             ended September 30, 2001 and 2000....................     4
           Consolidated Condensed Statements of Cash Flows--Nine
             months ended September 30, 2001 and 2000.............     5
           Notes to Consolidated Condensed Financial Statements...   6 - 19
           Report of Independent Public Accountants...............     20
  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................   21 - 30
  Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk.................................................     30

PART II.   Other Information

  Item 4.  Submission of Matters to a Vote of Securities Holders..     30
  Item 5.  Other Information......................................     30
  Item 6.  Exhibits...............................................     31

                                 PROLOGIS TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                              September 30,    December 31,
                                                                                  2001            2000
                                                                              -------------   -------------
                                     ASSETS                                    (Unaudited)      (Audited)
  Real estate............................................................     $   5,005,056   $   4,689,492
    Less accumulated depreciation........................................           555,690         476,982
                                                                              -------------   -------------
                                                                                  4,449,366       4,212,510
  Investments in and advances to unconsolidated entities.................           820,100       1,453,148
  Cash and cash equivalents..............................................            87,310          57,870
  Accounts and notes receivable..........................................            32,180          34,989
  Other assets...........................................................           288,911         187,817
                                                                              -------------   -------------
           Total assets..................................................     $   5,677,867   $   5,946,334
                                                                              =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Lines of credit......................................................     $     287,553   $     439,822
    Senior unsecured debt................................................         1,670,271       1,699,989
    Mortgage notes and other secured debt................................           531,836         537,925
    Accounts payable and accrued expenses................................           149,747         106,097
    Construction payable.................................................            40,731          40,925
    Distributions and dividends payable..................................               729          57,739
    Other liabilities....................................................           122,821          89,836
                                                                              -------------   -------------
           Total liabilities.............................................         2,803,688       2,972,333
                                                                              -------------   -------------
  Minority interest......................................................            45,938          46,630
  Shareholders' equity:
    Series A Preferred Shares; $0.01 par value; 5,400,000
      shares issued and outstanding at December 31, 2000;
      stated liquidation preference of $25.00 per share..................              --           135,000
    Series B Preferred Shares; $0.01 par value; 6,256,100 shares issued and outstanding at December 31, 2000; stated liquidation preference
      of $25.00 per share................................................              --           156,403
    Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000;
      stated liquidation preference of $50.00 per share..................           100,000         100,000
    Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000;
      stated liquidation preference of $25.00 per share..................           250,000         250,000
    Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000;
      stated liquidation preference of $25.00 per share..................            50,000          50,000
    Common shares of beneficial interest; $0.01 par value; 174,645,388 shares issued and outstanding at September 30, 2001 and 165,287,358
      shares issued and outstanding at December 31, 2000.................             1,746           1,653
    Additional paid-in capital...........................................         2,933,202       2,740,136
    Employee share purchase notes........................................           (17,161)        (18,556)
    Accumulated other comprehensive income...............................           (53,198)        (33,768)
    Distributions in excess of net earnings..............................          (436,348)       (453,497)
                                                                              -------------   -------------
           Total shareholders' equity....................................         2,828,241       2,927,371
                                                                              -------------   -------------
           Total liabilities and shareholders' equity....................     $   5,677,867   $   5,946,334
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

                                 PROLOGIS TRUST

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                  -----------------------    ------------------------
                                                                    2001          2000         2001           2000
                                                                  ---------     ---------    ---------      ---------
  Income:
    Rental income.............................................    $ 116,547     $ 121,519    $ 354,066      $ 362,024
    Other real estate income..................................       36,326        19,479      111,740         65,713
    Income (loss) from unconsolidated entities................       (3,101)       21,336        6,204         46,725
    Interest and other income.................................          993         1,334        4,449          5,554
                                                                  ---------     ---------    ---------      ---------
           Total income.......................................      150,765       163,668      476,459        480,016
                                                                  ---------     ---------    ---------      ---------
  Expenses:
    Rental expenses, net of recoveries of $23,485 and
       $72,243 for the three and nine months in 2001,
       respectively, and $22,426 and $68,163 for the
       three and nine months in 2000, respectively, and
       including amounts paid to affiliate of $174 for
       the nine months in 2001 and $294 and $919 for the
       three and nine months in 2000, respectively............        7,973         6,486       21,655         20,617
    General and administrative, including amounts paid
       to affiliate of $170 for the nine months in 2001
       and $252 and $719 for the three and nine months
       in 2000, respectively..................................       11,312         9,652       39,441         32,174
    Depreciation and amortization.............................       37,170        35,448      109,352        112,513
    Interest..................................................       37,645        43,700      115,199        128,542
    Loss on investment........................................           --            --        7,456             --
    Other.....................................................          754         1,188        2,777          3,838
                                                                  ---------     ---------    ---------      ---------
           Total expenses.....................................       94,854        96,474      295,880        297,684
                                                                  ---------     ---------    ---------      ---------
  Earnings from operations....................................       55,911        67,194      180,579        182,332
  Minority interest share in earnings.........................        1,502         1,228        4,350          4,317
                                                                  ---------     ---------    ---------      ---------
  Earnings before gain on disposition of real estate
       and foreign currency exchange losses...................       54,409        65,966      176,229        178,015
  Gain on disposition of real estate, net.....................        3,488           702          863          1,009
  Foreign currency exchange losses, net.......................          (25)       (1,929)      (4,591)       (20,378)
                                                                  ---------     ---------    ---------      ---------
  Earnings before income taxes................................       57,872        64,739      172,501        158,646
  Income taxes:
    Current income tax expense................................          859           465        4,805          1,123
    Deferred income tax expense (benefit).....................          (77)        1,535        1,096          1,702
                                                                  ---------     ---------    ---------      ---------
           Total income taxes.................................          782         2,000        5,901          2,825
                                                                  ---------     ---------    ---------      ---------
  Net earnings................................................       57,090        62,739      166,600        155,821
  Less preferred share dividends..............................        8,179        14,120       29,130         42,675
                                                                  ---------     ---------    ---------      ---------
  Net earnings attributable to Common Shares..................       48,911        48,619      137,470        113,146

  Other comprehensive income:
    Foreign currency translation adjustments..................       43,200       (38,263)     (19,430)       (49,613)
                                                                  ---------     ---------    ---------      ---------
  Comprehensive income........................................    $  92,111     $  10,356    $ 118,040      $  63,533
                                                                  =========     =========    =========      =========

  Weighted average Common Shares outstanding - Basic..........      174,507       164,317      171,932        163,206
                                                                  =========     =========    =========      =========
  Weighted average Common Shares outstanding - Diluted........      175,586       170,578      174,945        164,602
                                                                  =========     =========    =========      =========

  Per Common Share:
    Basic net earnings attributable to Common Shares..........    $    0.28     $    0.30    $    0.80      $    0.69
                                                                  =========     =========    =========      =========
    Diluted net earnings attributable to Common Shares........    $    0.28     $    0.29    $    0.79      $    0.69
                                                                  =========     =========    =========      =========

    Distributions.............................................    $   0.345     $   0.335    $   1.035      $   1.005
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

                                 PROLOGIS TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                 --------------------------
                                                                                     2001           2000
                                                                                 -----------    -----------
Operating activities:
  Net earnings.............................................................      $   166,600    $   155,821
  Minority interest share in earnings......................................            4,350          4,317
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization.......................................          109,352        112,513
       Gain on disposition of real estate..................................             (863)        (1,009)
       Straight-lined rents................................................           (5,392)        (4,952)
       Amortization of deferred loan costs.................................            3,689          3,028
       Stock-based compensation............................................            5,150          2,330
       Income (loss) from unconsolidated entities..........................            5,715        (36,321)
       Loss on investment..................................................            7,456             --
       Deferred income tax expense.........................................            1,096          1,702
       Foreign currency exchange losses, net...............................            1,757         19,697
  Increase in accounts receivable and other assets.........................          (21,753)       (33,429)
  Increase in accounts payable, accrued expenses and other liabilities.....           48,690         62,751
                                                                                 -----------    -----------
        Net cash provided by operating activities..........................          325,847        286,448
                                                                                 -----------    -----------
Investing activities:
  Real estate investments..................................................         (869,273)      (470,711)
  Tenant improvements and lease commissions on previously leased space.....          (16,379)       (14,763)
  Recurring capital expenditures...........................................          (23,401)       (17,966)
  Proceeds from dispositions of real estate................................          875,541        440,570
  Distributions and debt repayments received from unconsolidated entities..          293,469             --
  Investments in and advances to unconsolidated entities...................         (139,569)       (72,568)
  Proceeds from repayment of note receivable...............................           10,424             --
  Cash balances recorded upon consolidation of Kingspark Holding S. A......           89,788             --
  Cash balances contributed as part of ProLogis European Properties S.a.r.l.              --        (17,968)
                                                                                 -----------    -----------
        Net cash provided by (used in) investing activities................          220,600       (153,406)
                                                                                 -----------    -----------
Financing activities:
  Net proceeds from exercised options and dividend reinvestment and share
     purchase plans........................................................           48,575         17,560
  Repurchase of Common Shares, net of costs................................          (16,000)            --
  Redemption of Series A preferred shares..................................         (135,000)            --
  Redemption of Series B convertible preferred shares......................           (4,583)            --
  Debt issuance and other transaction costs incurred.......................           (1,815)        (4,546)
  Distributions paid on Common Shares......................................         (177,332)      (163,465)
  Distributions paid to minority interest holders..........................           (5,248)        (5,422)
  Distributions paid on preferred shares...................................          (29,130)       (42,675)
  Principal payments on senior unsecured debt..............................          (30,000)       (30,000)
  Principal payments received on employee share purchase notes.............            1,395          3,990
  Payments on the purchase of derivative financial instruments.............           (2,232)            --
  Proceeds from settlement of derivative financial instruments.............              106          2,172
  Proceeds from lines of credit............................................          976,406        737,836
  Payments on lines of credit..............................................       (1,128,675)      (561,543)
  Regularly scheduled principal payments on mortgage notes.................           (5,930)        (5,229)
  Principal prepayments on mortgage notes..................................           (7,544)        (7,203)
                                                                                 -----------    -----------
        Net cash used in financing activities..............................         (517,007)       (58,525)
                                                                                 -----------    -----------
Net increase in cash and cash equivalents..................................           29,440         74,517
Cash and cash equivalents, beginning of period.............................           57,870         69,338
                                                                                 -----------    -----------
Cash and cash equivalents, end of period...................................      $    87,310    $   143,855
                                                                                 ===========    ===========

  See Note 9 for information on non-cash investing and financing activities.






              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 PROLOGIS TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


1.  General:

   Business

     ProLogis Trust (collectively with its consolidated subsidiaries and partnerships "ProLogis") is a publicly held real estate investment trust ("REIT") that owns and operates a network of industrial distribution facilities in North America, Europe and Asia (Japan). The ProLogis Operating System(R), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Integrated Solutions Group, utilizes ProLogis' international network of distribution facilities to meet its customers' distribution space needs globally. ProLogis has organized its business into three operating segments: property operations, corporate distribution facilities services business ("CDFS business") and temperature-controlled distribution operations. See Note 8.

   Principles of Financial Presentation

     The consolidated condensed financial statements of ProLogis as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated condensed financial statements should be read in conjunction with ProLogis' December 31, 2000 audited consolidated financial statements contained in ProLogis' 2000 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year. Certain of the 2000 amounts have been reclassified to conform to the 2001 financial statement presentation.

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

     As of September 30, 2001, ProLogis owned 100% of the preferred stock of ProLogis Development Services Incorporated ("ProLogis Development Services") and realizes substantially all economic benefits of this entity's activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated in ProLogis' condensed financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, provisions for federal and state income taxes are recognized, as appropriate.

     Recently issued Statements of Financial Accounting Standards ("SFAS") that are applicable to ProLogis' business are:

     o SFAS No. 142, "Goodwill and Other Intangible Assets" provides that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test (the impairment guidance in existing rules for equity method goodwill will continue to apply). SFAS No. 142 also changes the rules for recognition of acquired intangible assets other than goodwill but continues to require that intangible assets be amortized over their useful lives.

     o SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale and provides implementation guidance with respect to accounting for impairment of long-lived assets. SFAS No. 144 requires that discontinued operations be measured on the same basis as other long-lived assets (the lower of its carrying amount or fair value less cost to sell) rather than at the net realizable value as previously required. Additionally, future operating losses of discontinued operations are no longer recognized before they occur.

     SFAS Nos. 142 and 144 are effective for ProLogis' fiscal year ending December 31, 2002. Management is still evaluating the effects these standards will have, if any, on ProLogis' consolidated financial position, results of operations or financial statement disclosures. For the nine months ended September 30, 2001 and 2000, ProLogis recognized amortization expense related to recognized goodwill of $2.3 million and $1.8 million, respectively, as a component of "Depreciation and Amortization" in its Consolidated Condensed Statements of Earnings and Comprehensive Income.

Interest Expense

      Interest expense was $115.2 million and $128.5 million for the nine months in 2001 and 2000, respectively, which is net of capitalized interest of $26.6 million and $12.8 million, respectively. Amortization of deferred loan costs included in interest expense was $3.7 million and $3.0 million for the nine months in 2001 and 2000, respectively. Total interest paid in cash on all outstanding debt was $133.2 million and $123.3 million for the nine months in 2001 and 2000, respectively.

Financial Instruments

      In the normal course of business, ProLogis uses certain derivative financial instruments for the purpose of foreign currency exchange rate and interest rate risk management. All derivative financial instruments are accounted for at fair value with changes in fair value recognized immediately in accumulated other comprehensive income or income.

      ProLogis adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. ProLogis' only derivative financial instruments in effect at September 30, 2001 were foreign currency put option contracts. Similar foreign currency put option contracts were marked to market through income in 2000 because they did not qualify for hedge accounting treatment. Under SFAS No. 133, these contracts also do not qualify for hedge accounting treatment. Consequently, ProLogis has continued to mark its foreign currency put option contracts to market through income during the nine months ended September 30, 2001. ProLogis' unconsolidated entities also adopted SFAS No. 133 on January 1, 2001. The effect to ProLogis of their adoption of SFAS No. 133 was immaterial as these entities utilize derivative financial instruments on a limited basis.

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

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                           Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                           -------------------   ------------------
                                                             2001       2000       2001      2000
                                                           --------   --------   --------  --------
   Gains (losses) from the remeasurement of third
     party debt and remeasurement and settlement of
     intercompany debt, net..............................  $  1,088   $ (2,661)  $ (3,721) $(21,669)
   Mark to market gains (losses) on foreign currency
     put option contracts (1)............................      (817)      (477)       245        --
   Gains (losses) from the settlement of foreign
     currency put option contracts, net (1)..............      (417)     1,427       (998)    1,544
   Other gains (losses), net.............................       121       (218)      (117)     (253)
                                                           --------   --------   --------  --------
            Total........................................  $    (25)  $ (1,929)  $ (4,591) $(20,378)
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

2.  Real Estate:

Real Estate Investments

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                 September 30,      December 31,
                                                     2001              2000
                                                 ------------       -----------
  Operating facilities:
    Improved land............................... $   657,863(1)     $   648,950 (1)
    Buildings and improvements..................   3,539,384(1)       3,619,543 (1)
                                                 -----------        -----------
                                                   4,197,247          4,268,493
                                                 -----------        -----------
  Facilities under development (including
    cost of land)...............................     375,722(2)(3)      186,020 (2)
  Land held for development.....................     310,997(4)         187,405 (4)
  Capitalized preacquisition costs..............     121,090(5)          47,574 (5)
                                                 -----------        -----------
            Total real estate...................   5,005,056          4,689,492
  Less accumulated depreciation.................     555,690            476,982
                                                 -----------        -----------
            Net real estate..................... $ 4,449,366        $ 4,212,510
                                                 ===========        ===========

----------

(1) As of September 30, 2001 and December 31, 2000, ProLogis had 1,220 and 1,244 operating facilities, respectively, consisting of 122,746,000 and 126,275,000 square feet, respectively.

(2) Facilities under development consist of 57 facilities aggregating 12,295,000 square feet as of September 30, 2001 and 41 facilities aggregating 8,711,000 square feet as of December 31, 2000.

(3) In addition to the September 30, 2001 construction payable of $40.7 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $411.8 million.

(4) Land held for future development consists of 2,193 acres as of September 30, 2001 and 2,047 acres as of December 31, 2000.

(5) Capitalized preacquisition costs include $100.9 million and $32.5 million of funds on deposit with title companies for future acquisition of operating facilities as of September 30, 2001 and December 31, 2000, respectively.

     ProLogis' operating facilities, facilities under development and land held for future development are located in North America (the United States and Mexico), in ten countries in Europe and in Japan. No individual market represents more than 10% of ProLogis' real estate assets.

Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of September 30, 2001, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

                Remainder of 2001................       $   110,044
                2002.............................           401,552
                2003.............................           325,768
                2004.............................           240,684
                2005.............................           172,394
                2006 and thereafter..............           352,162
                                                        -----------
                                                        $ 1,602,604
                                                        ===========

     ProLogis' largest customer (based on rental income) accounted for 0.9% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 2001. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 12.8% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 2001.

3.  Unconsolidated Entities:

Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                     September 30, December 31,
                                                         2001         2000
                                                     ------------  -----------
 Temperature-controlled distribution companies:
   CSI/Frigo LLC (1)................................ $     1,994   $        --
   ProLogis Logistics (2)(3)........................     132,257       231,053
   Frigoscandia S.A. (2)(4).........................     185,025       191,981
                                                     -----------   -----------
                                                         319,276       423,034
 Distribution real estate entities:
   ProLogis California (5)..........................     119,294       132,243
   ProLogis North American Properties Fund I (6)....      44,238        10,369
   ProLogis North American Properties Fund II (7)...       8,642        13,408
   ProLogis North American Properties Fund III (8)..       6,452            --
   ProLogis North American Properties Fund IV (9)...       4,315            --
   ProLogis European Properties Fund (10)...........     226,112       147,938
   ProLogis European Properties S.a.r.l. (10).......          --        84,767
                                                     -----------   -----------
                                                         409,053       388,725
 Kingspark S. A. (11)...............................          --       570,582
 ProLogis Kingspark Joint Ventures (12).............      31,224            --
 Insight (13).......................................       2,459         2,470
 ProLogis Equipment Services (14)...................       1,772           450
 GoProLogis (15)....................................      56,316        56,315
 ProLogis Phatpipe (16).............................          --        11,572
                                                     -----------   -----------
          Total..................................... $   820,100   $ 1,453,148
                                                     ===========   ===========

----------

(1) CSI/Frigo LLC owns the common stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics") and Frigoscandia S.A. CSI/Frigo LLC's members are ProLogis and K. Dane Brooksher, ProLogis' chairman.
    Mr. Brooksher is the managing member.

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

(3) ProLogis Logistics owns 100% of CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of September 30, 2001, CSI owned or operated under lease agreements facilities aggregating 178.4 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities).

(4) Frigoscandia S.A., through its wholly owned subsidiaries, owns 100% of Frigoscandia AB, a temperature-controlled distribution company operating in nine countries in Europe. As of September 30, 2001, Frigoscandia AB owned or operated under lease agreements facilities aggregating 154.7 million cubic feet.

(5) ProLogis California I LLC ("ProLogis California") owns 79 operating facilities aggregating 13.1 million square feet, all located in the Los Angeles/Orange County market. ProLogis has a 50% ownership interest in ProLogis California.

(6) ProLogis North American Properties Fund I LLC owns 36 operating facilities aggregating 9.0 million square feet in 16 markets (including three operating facilities contributed to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million in January 2001). The January contribution increased the combined ownership interests of ProLogis and ProLogis Development Services in ProLogis North American Properties Fund I to 41.3% from 20%.

(7) ProLogis Iowa LLC ("ProLogis Principal") was formed on June 30, 2000 as a limited liability company whose members were ProLogis with 20% of the membership interests and Principal Financial Group with 80% of the membership interests. ProLogis Principal owned three operating facilities, all acquired from ProLogis, aggregating 440,000 square feet. On March 27, 2001, First Islamic Investment Bank E.C. acquired the membership interest held by Principal Financial Group. Also on that date, this entity, under the name ProLogis First US Properties LP ("ProLogis North American Properties Fund II") acquired 24 additional operating facilities aggregating 4.0 million square feet from ProLogis and ProLogis Development Services, bringing its total portfolio to 27 operating facilities aggregating 4.5 million square feet in 12 markets. ProLogis and ProLogis Development Services continue to have a combined 20% ownership in ProLogis North American Properties Fund II.

(8) ProLogis Second US Properties LP ("ProLogis North American Properties Fund III") was formed on June 15, 2001 as a limited liability company whose members are ProLogis and ProLogis Development Services with 20% of the membership interests (on a combined basis) and First Islamic Investment Bank E.C. with 80% of the membership interests. This entity acquired 34 operating facilities aggregating 4.4 million square feet in 16 markets from ProLogis and ProLogis Development Services in June 2001.

(9) ProLogis Third US Properties LP ("ProLogis North American Properties Fund IV") was formed on September 21, 2001 as a limited liability company whose members are ProLogis and ProLogis Development Services with 20% of the membership interests (on a combined basis) and First Islamic Investment Bank E.C. with 80% of the membership interests. This entity acquired 17 operating facilities aggregating 3.5 million square feet in ten markets from ProLogis and ProLogis Development Services in September 2001.

(10)ProLogis European Properties Fund owns 123 operating facilities aggregating
    19.2 million square feet in 23 markets, including facilities owned by ProLogis European Properties S.a.r.l. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest. ProLogis had contributed 50.1% of the common stock of this entity to ProLogis European Properties Fund on January 7, 2000. As of September 30, 2001, ProLogis European Properties Fund, in which ProLogis had a 38.1% ownership at that date, owned 100% of ProLogis European Properties S.a.r.l. ProLogis recognized a gain of $0.5 million related to the January 2001 transaction (total gain of $9.8 million net of $9.3 million which does not qualify for current income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund).

(11)Kingspark S.A. is consolidated in 2001.  See Note 1.

(12)Investment represents Kingspark S.A.'s investment in various joint ventures that engage in development activities in the United Kingdom as part of ProLogis' CDFS business segment, as adjusted for Kingspark S.A.'s share of the earnings or loss of these joint ventures. ProLogis' ownership in these ventures is 50%.

(13)Investment represents ProLogis Development Services' equity investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis Development Services' share of Insight's earnings or loss. ProLogis Development Services has a 33.3% ownership interest in Insight.

(14)Investment represents ProLogis Development Services' (through a wholly-owned subsidiary) equity investment in ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' share of ProLogis Equipment Services' earnings or loss. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis Development Services has a 50% ownership interest in ProLogis Equipment Services.

(15)Investment represents ProLogis' investment in the preferred stock of GoProLogis Incorporated ("GoProLogis") which has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. This investment was made on July 21, 2000. In addition, ProLogis' investment includes $30.4 million of non-cumulative preferred stock of Vizional Technologies received by GoProLogis under a license agreement for the non-exclusive use of the ProLogis Operating System(R) over a five-year period and $0.9 million of other costs associated with this investment. As of September 30, 2001, ProLogis had deferred $24.7 million of income related to this license agreement. ProLogis accounts for its investment in GoProLogis on the equity method. GoProLogis has not received any dividends from its preferred stock investment in Vizional Technologies. ProLogis had a 98% ownership interest in GoProLogis as of September 30, 2001.

(16)ProLogis has an investment in the preferred stock of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") which has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. This investment was made on September 20, 2000. Additionally, ProLogis Phatpipe has a net investment of $1.4 million in non-cumulative preferred stock of PhatPipe received by ProLogis PhatPipe under a license agreement for the non-exclusive use of the ProLogis Operating System(R) over a three-year period and $50,000 of other costs associated with this investment. ProLogis accounts for its investment in ProLogis PhatPipe on the equity method. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe. ProLogis had a 98% ownership interest in ProLogis PhatPipe as of September 30, 2001.

    In the second quarter of 2001, ProLogis and ProLogis PhatPipe recognized an impairment adjustment of $7.5 million, representing the write-down of the entire net investment in PhatPipe.

Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                     ----------------------  ----------------------
                                                        2001        2000        2001        2000
                                                     ----------  ----------  ----------  ----------
  Temperature-controlled distribution companies:
    CSI/Frigo LLC (1)............................... $     (550) $       --  $   (1,343) $       --
    ProLogis Logistics (2)..........................     (1,036)      2,196      (3,636)      8,067
    Frigoscandia S.A (2)............................     (8,066)     (5,755)    (18,061)    (10,806)
                                                     ----------  ----------  ----------  ----------
                                                         (9,652)     (3,559)    (23,040)     (2,739)
                                                     ----------  ----------  ----------  ----------
  Distribution real estate entities:
    ProLogis California (3).........................      3,067       3,543      10,186       9,597
    ProLogis North American Properties Fund I (4)...        967       1,233       3,561       1,233
    ProLogis North American Properties Fund II (5)..        728         307       1,634         308
    ProLogis North American Properties Fund III (6).        542          --         582          --
    ProLogis North American Properties Fund IV (7)..        (12)         --         (12)         --
    ProLogis European Properties Fund (8)...........      1,023       4,637       7,959       8,949
    ProLogis European Properties S.a.r.l. (9).......         --       2,811          36       7,686
                                                     ----------  ----------  ----------  ----------
                                                          6,315      12,531      23,946      27,773
                                                     ----------  ----------  ----------  ----------
  Kingspark S.A. (10)...............................         --      11,083          --      20,412
  ProLogis Kingspark Joint Ventures (11)............        236          --       1,753          --
  Insight...........................................         --          36         (10)         34
  ProLogis Equipment Services.......................         --          --        (155)         --
  GoProLogis (12)...................................         --       1,171       3,043       1,171
  ProLogis PhatPipe (12)............................         --          74         667          74
                                                     ----------  ----------  ----------  ----------
                                                     $   (3,101) $   21,336  $    6,204  $   46,725
                                                     ==========  ==========  ==========  ==========

----------

(1) CSI/Frigo LLC recognizes its share of the losses of ProLogis Logistics and Frigoscandia S.A. under the equity method. Amounts represent ProLogis' share of the losses of CSI/Frigo LLC for the periods presented.

(2) Represents ProLogis' share of the income or losses of ProLogis Logistics and Frigoscandia S.A. recognized under the equity method based on its ownership of the preferred stock of each entity.

(3) Income includes management, leasing and development fees of $734,000 and $657,000 for the three months ended September 30, 2001 and 2000, respectively, and $2,308,000 and $1,940,000 for the nine months ended September 30, 2001 and 2000, respectively. ProLogis has had a 50% ownership interest in ProLogis California since its inception.


(4) ProLogis North American Properties Fund I was formed on June 30, 2000. Income includes management fees of $464,000 and $1,592,000 for the three and nine months ended September 30, 2001, respectively, and $216,000 for both the three and nine months ended September 30, 2000. ProLogis and ProLogis Development Services had a combined 20% ownership interest in ProLogis North American Properties Fund I from its inception on June 30, 2000 to January 14, 2001, and a combined 41.3% ownership interest from January 15, 2001 to September 30, 2001.

(5) ProLogis North American Properties Fund II was originally formed as ProLogis Principal on June 30, 2000. Income includes management fees of $508,000 and $1,054,000 for the three and nine months ended September 30, 2001, respectively, and $24,000 for both the three and nine months ended September 30, 2000. ProLogis (together with ProLogis Development Services since March 27, 2001) has had a 20% ownership interest in ProLogis North American Properties Fund II since its inception on June 30, 2000 to September 30, 2001.

(6) ProLogis North American Properties Fund III was formed on June 15, 2001. Income includes management fees of $501,000 for both the three and nine months ended September 30, 2001. ProLogis and ProLogis Development Services have had a combined 20% ownership interest in ProLogis North American Properties Fund III since its inception.

(7) ProLogis North American Properties Fund IV was formed on September 21, 2001. ProLogis and ProLogis Development Services have had a combined 20% ownership interest in ProLogis North American Properties Fund IV since its inception.

(8) Income includes management fees of $2,509,000 and $1,619,000 for the three months ended September 30, 2000 and 2001, respectively, and $6,013,000 and $3,923,000 for the nine months ended September 30, 2001 and 2000, respectively. ProLogis had a 38.1% ownership interest in ProLogis European Properties Fund as of September 30, 2001.

(9) Represents income from ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. in 2000 for the period from January 7, 2000 to June 30, 2000 and in 2001 for the period from January 1, 2001 to January 6, 2001.

(10) Kingspark S.A. is consolidated in 2001.  See Note 1.

(11) Represents ProLogis' share of the earnings recognized under the equity method from Kingspark S. A.'s investment in the Kingspark Joint Ventures. These entities engage in development activities in the United Kingdom.

(12) Represents license fees earned for the non-exclusive use of the ProLogis Operating System(R) under licensing agreements entered into in the third quarter of 2000. ProLogis ceased recognizing income under the agreements with PhatPipe and Vizional Technologies in the second and third quarters of 2001, respectively.

Temperature-Controlled Distribution Companies

     ProLogis' total investment in its temperature-controlled distribution companies as of September 30, 2001 consisted of (in millions of U.S. dollars):

                                                    CSI/Frigo    ProLogis    Frigoscandia
                                                       LLC     Logistics (1)   S.A. (2)
                                                    ---------  ------------  ------------
  Equity interest.................................  $    0.4     $  138.4      $   22.6
  ProLogis' share of the earnings of the entity...      (1.5)       (16.4)        (95.9)
                                                    --------     --------      --------
           Subtotal...............................      (1.1)       122.0         (73.3)
  Other (including acquisition costs), net........        --           --           1.7
                                                    --------     --------      --------
           Subtotal...............................      (1.1)       122.0         (71.6)
  Notes and other receivables.....................       3.1         10.2         256.6
                                                    --------     --------      --------
         Total....................................  $    2.0     $  132.2      $  185.0
                                                    ========     ========      ========

---------

(1) ProLogis Logistics has borrowed $125.0 million under ProLogis' $500.0 million unsecured credit agreement as a designated subsidiary borrower. The proceeds from this borrowing were used to repay $125.0 million of the outstanding notes and accrued interest due to ProLogis in January 2001. The remaining amounts due to ProLogis were converted to preferred stock on January 2, 2001. Additionally, ProLogis Logistics had $90.0 million of direct borrowings outstanding under a credit agreement as of September 30, 2001 that have been guaranteed by ProLogis.

(2) Frigoscandia AB has a credit agreement under which 171.0 million euros (the currency equivalent of approximately $156.3 million as of September 30,
     2001) is outstanding. All of the borrowings outstanding have been guaranteed by ProLogis. The agreement expires on December 28, 2001.

Distribution Real Estate Entities

     ProLogis' total investment in its distribution real estate entities as of September 30, 2001 consisted of (in millions of U.S. dollars):

                                                             ProLogis    ProLogis    ProLogis    ProLogis
                                                              North       North       North        North      ProLogis
                                                             American    American    American    American     European
                                                ProLogis    Properties  Properties  Properties  Properties   Properties
                                               California     Fund I     Fund II     Fund III   Fund IV (1)   Fund (2)
                                               ----------   ----------  ----------  ----------  -----------  ----------
     Equity interest........................   $    161.1   $     52.6  $     14.3  $     11.8   $      8.2  $    287.3
     Distributions..........................        (35.5)        (4.6)       (1.2)       (0.4)          --       (17.2)
     ProLogis' share of the earnings of the
       entity, excluding fees earned........         20.0          2.1         0.2          --           --        12.1
                                               ----------   ----------  ----------  ----------   ----------  ----------
            Subtotal........................        145.6         50.1        13.3        11.4          8.2       282.2
     Adjustments to carrying value (3)......        (28.0)        (9.4)       (6.4)       (5.9)        (4.5)      (50.3)
     Other (including acquisitions costs)...          1.5          2.3         1.3         1.0          0.6       (11.3)
                                               ----------   ----------  ----------  ----------   ----------  ----------
            Subtotal........................        119.1         43.0         8.2         6.5          4.3       220.6
     Other receivables......................          0.2          1.2         0.4          --           --         5.5
                                               ----------   ----------  ----------  ----------   ----------  ----------
            Total...........................   $    119.3   $     44.2  $      8.6  $      6.5   $      4.3  $    226.1
                                               ==========   ==========  ==========  ==========   ==========  ==========

----------

(1) As of September 30, 2001, ProLogis North American Properties Fund IV had $103.0 million of short-term borrowings outstanding under an agreement that matures on December 21, 2001. The agreement provides for a 46-day extension at ProLogis North American Properties Fund IV's option. ProLogis North American Properties Fund IV intends to obtain permanent secured financing which will be used to repay these short-term borrowings. ProLogis has guaranteed the entire amount of short-term borrowings outstanding as of September 30, 2001.

(2) Third parties (19 institutional investors) have invested 479.7 million euros (the currency equivalent of approximately $438.6 million as of September 30, 2001) in ProLogis European Properties Fund and have committed to fund an additional 580.6 million euros (the currency equivalent of approximately $530.9 million as of September 30, 2001) through 2002. ProLogis has also entered into a subscription agreement to make additional capital contributions of 74.2 million euros (the currency equivalent of approximately $67.9 million as of September 30, 2001) through 2002.

(3) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to each entity that does not qualify for current income recognition due to ProLogis' continuing ownership in each entity.

Summarized Financial Information

     Summarized financial information for ProLogis' unconsolidated entities as of and for the nine months ended September 30, 2001 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                  ProLogis   ProLogis    ProLogis     ProLogis
                                                                    North      North       North        North      ProLogis
                                                                  American   American    American     American     European
                         ProLogis    Frigoscandia    ProLogis    Properties Properties  Properties   Properties   Properties
                       Logistics (1)    S.A. (1)  California (2) Fund I (3) Fund II (4) Fund III (4) Fund IV (5)   Fund (6)
                       ------------  ------------ -------------  ---------- ----------  -----------  ----------   ----------
Total assets............ $  379.9      $  455.7     $  592.0     $   357.3   $  236.2    $   210.1    $ 145.6      $ 1,183.7
Total liabilities (7)... $  257.0      $  535.0     $  301.0     $   238.5   $  168.6    $   152.9    $ 104.7      $   521.8
Minority interest....... $     --      $    0.2     $     --     $      --   $     --    $      --    $    --      $      --
Equity.................. $  122.9      $  (79.5)    $  291.0     $   118.8   $   67.6    $    57.2    $  40.9      $   661.9
Revenues................ $  233.4      $  274.5     $   50.6     $    31.9   $   14.8    $     6.5    $   0.2      $    62.0
Adjusted EBITDA (8)..... $   18.2      $   27.4     $   41.3     $    24.7   $    9.8    $     3.9    $   0.2      $    52.8
Net earnings (loss)(9).. $   (3.7)     $  (27.9)    $   14.7     $     4.3   $    1.1    $     0.2    $    --(10)  $     9.6

----------

(1) ProLogis had an ownership interest in excess of 99% in each entity as of September 30, 2001.

(2) ProLogis had a 50% ownership interest in this entity as of September 30, 2001.

(3) ProLogis and ProLogis Development Services had a combined 41.3% ownership interest in this entity as of September 30, 2001.

(4) ProLogis and ProLogis Development Services had a combined 20% ownership interest in each entity as of September 30, 2001.

(5) ProLogis had a 20% ownership interest in this entity as of September 30, 2001.

(6) ProLogis had a 38.1% ownership interest in this entity as of September 30, 2001. Includes the ProLogis European Properties S.a.r.l. which is wholly owned by ProLogis European Properties Fund as of September 30, 2001.

(7) Includes amounts due to ProLogis of $10.2 million from ProLogis Logistics, $256.6 million from Frigoscandia S.A., $0.2 million from ProLogis California, $1.2 million from ProLogis North American Properties Fund I, $0.4 million for ProLogis North American Properties Fund II and $5.5 million from ProLogis European Properties Fund. Includes loans due to third parties (including accrued interest) of $217.7 million for ProLogis Logistics, $156.6 million for Frigoscandia S.A., $294.9 million for ProLogis California, $233.6 million for ProLogis North American Properties Fund I, $165.0 million for ProLogis North American Properties Fund II, $150.3 million for ProLogis North American Properties Fund III, $103.0 million for ProLogis North American Properties Fund IV and $455.2 million for ProLogis European Properties Fund.

(8) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, gains and losses on disposition of non-CDFS business segment assets (see Note 8), foreign currency exchange gains and losses resulting from the remeasurement (at current foreign currency exchange rates) of third party and intercompany debt and mark to market adjustments related to derivative financial instruments utilized to manage foreign currency risks.

(9) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Condensed Statements of Earnings and Comprehensive Income as "Income (loss) from unconsolidated entities." The net earnings
    (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable. Includes net foreign currency exchange losses of $8.0 million for Frigoscandia S.A. and $3.2 million for ProLogis European Properties Fund.

(10)ProLogis North American Properties Fund IV had a net loss of $6,000 for the period from inception (September 21, 2001) to September 30, 2001.


4.  Borrowings:

     In August 2001, the available commitment under ProLogis' unsecured credit agreement with Bank of America, N.A., Commerzbank AG and Chase Bank of Texas, National Association as Agents for a bank group that provides a revolving line of credit to ProLogis, was increased by $25.0 million to a total of $500.0 million.

     In September 2001, ProLogis entered into an unsecured credit agreement that provides for a 24.5 billion yen revolving unsecured line of credit (the currency equivalent of $205.6 million as of September 30, 2001) through a group of 11 banks, on whose behalf Sumitomo Mitsui Banking Corporation acts as agent. Borrowings under the line of credit bear interest at 1.00% over the Tokyo Interbank Offering Rate (TIBOR). Borrowings outstanding as of September 30, 2001 were at a weighted average interest rate of 1.06% per annum. The credit agreement provides for an unused commitment fee of 0.25% per annum. The credit agreement matures on September 13, 2004 and may be extended for an additional year at ProLogis' option. As of September 30, 2001, the currency equivalent of approximately $46.2 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the agreement.

5.  Shareholders' Equity:

     During the nine months ended September 30, 2001, ProLogis generated net proceeds of $48.6 million from the issuance of 2,116,000 common shares of beneficial interest, $0.01 par value ("Common Shares") under its 1999 Dividend Reinvestment and Share Purchase Plan and issued 165,000 Common Shares upon the exercise of stock options.

     On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of September 30, 2001, 778,400 Common Shares had been repurchased at a total cost of $16.0 million.

     ProLogis redeemed all of its outstanding Series B cumulative convertible redeemable preferred shares ("Series B preferred shares") as of March 20, 2001. Subsequent to the call for redemption, 5,908,971 Series B preferred shares were converted into 7,575,301 Common Shares. The remaining 183,302 Series B preferred shares outstanding on March 20, 2001 were redeemed at a price of $25.00 per share, plus $0.442 in accrued and unpaid dividends, for an aggregate redemption price of $25.442 per share.

     ProLogis redeemed all of its outstanding Series A cumulative redeemable preferred shares of beneficial interest as of May 8, 2001 at the price of $25.00 per share, plus $0.2481 in accrued and unpaid dividends, for an aggregate redemption price of $25.2481 per share.

     In May, 2001, ProLogis' shareholders approved the establishment of the ProLogis Trust Employee Share Purchase Plan (the "Plan"). Under the terms of the Plan, employees of ProLogis and its participating subsidiaries may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the fair market value of the Common Shares. Subject to certain provisions, the aggregate number of Common Shares which may be issued under the Plan may not exceed 5,000,000. ProLogis expects to begin issuing Common Shares under the Plan in January, 2002.

6.  Distributions and Dividends:

   Common Distributions

     On February 23, 2001, May 25, 2001 and August 24, 2001, ProLogis paid a quarterly distribution of $0.345 per Common Share to shareholders of record on February 9, 2001, May 14, 2001 and August 10, 2001, respectively. The distribution level for 2001 was set by ProLogis' Board of Trustees in December 2000 at $1.38 per Common Share.

   Preferred Dividends

     The annual dividend rates on ProLogis' preferred shares are $4.27 per Series C cumulative redeemable preferred share, $1.98 per Series D cumulative redeemable preferred share and $2.1875 per Series E cumulative redeemable preferred share.

     On January 31, 2001, April 30, 2001 and July 31, 2001 ProLogis paid quarterly dividends of $0.5469 per Series E cumulative redeemable preferred share. On March 30, 2001, ProLogis paid quarterly dividends of $0.5875 per Series A cumulative redeemable preferred share. On March 30, 2001, June 29, 2001 and September 28, 2001, ProLogis paid quarterly dividends of $1.0675 per Series C cumulative redeemable preferred share and $0.495 per Series D cumulative redeemable preferred share.

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

7.  Earnings Per Common Share:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                      -----------------------    -----------------------
                                                         2001         2000          2001         2000
                                                      ----------   ----------    ----------   ----------
   Net earnings attributable to Common Shares.....     $  48,911    $  48,619     $ 137,470    $ 113,146
   Add:  Minority interest share in earnings......            --        1,228            --           --
         Series B preferred share dividends.......            --           --            81           --
                                                       ---------    ---------     ---------    ---------
   Adjusted net earnings attributable to Common
     Shares.......................................     $  48,911    $  49,847     $ 137,551    $ 113,146
                                                       =========    =========     =========    =========

   Weighted average Common Shares outstanding -
       Basic......................................       174,507      164,317       171,932      163,206
   Incremental weighted average effect of common
     stock equivalent and contingently issuable
     shares.......................................         1,079        1,097           948        1,396
   Weighted average convertible limited
     partnership units............................            --        5,164            --           --
   Weighted average Series B preferred shares.....            --           --         2,065           --
                                                       ---------    ---------     ---------    ---------
   Adjusted weighted average Common Shares
        outstanding - Diluted.....................       175,586      170,578       174,945      164,602
                                                       =========    =========     =========    =========
   Per share net earnings attributable to Common
   Shares:
        Basic.....................................     $    0.28    $    0.30     $    0.80    $    0.69
                                                       =========    =========     =========    =========
        Diluted...................................     $    0.28    $    0.29     $    0.79    $    0.69
                                                       =========    =========     =========    =========

     For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                        ----------------------     ---------------------
                                                          2001         2000          2001         2000
                                                        --------     --------      --------     --------
   Series B preferred shares.......................           --        8,133            --        8,546
                                                        ========     ========      ========     ========

   Limited partnership units.......................        5,088           --         5,088        5,435
                                                        ========     ========      ========     ========

8.  Business Segments:

    ProLogis has three reportable business segments:

    o Property operations represents the long-term ownership and leasing of industrial distribution facilities in the United States (portions of which are owned through ProLogis California, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis North American Properties Fund IV -- See Note 3), Mexico and Europe (portions of which are owned through ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. -- See Note 3); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

    o CDFS business operations represents the development of industrial distribution facilities by ProLogis, ProLogis Development Services or Kingspark S.A. and its subsidiaries in the United States, Mexico, Europe and Japan that are often disposed of to third parties or entities in which ProLogis has an ownership interest and the development of industrial distribution facilities by ProLogis on a fee basis for third parties in the United States, Mexico, Europe and Japan; the development activities of ProLogis, ProLogis Development Services or Kingspark S.A. and its subsidiaries are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

    o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.); each company's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location. See Note 3.

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

                                                  Nine Months Ended
                                                     September 30,
                                               -----------------------
                                                   2001         2000
                                               ----------   ----------
 Income:
   Property operations:
      United States (1)....................    $  350,349   $  359,133
      Mexico...............................        14,066       11,217
      Europe (2)...........................        13,597       19,447
                                               ----------   ----------
        Total property operations segment..       378,012      389,797
                                               ----------   ----------
   CDFS business:
      United States (3)....................        66,965       56,630
      Mexico...............................           (10)       1,543
      Europe (4)(5)........................        46,538       27,952
                                               ----------   ----------
        Total CDFS business segment........       113,493       86,125
                                               ----------   ----------
   Temperature-controlled distribution
     operations:
      United States (6)....................        (3,663)       8,067
      Europe (7)...........................       (19,377)     (10,806)
                                               -----------  ----------
        Total temperature-controlled
          distribution operations segment..       (23,040)      (2,739)
                                               -----------  ----------
   Reconciling items:
      Income (loss) from unconsolidated
        entities...........................         3,545        1,279
      Interest and other income............         4,449        5,554
                                               ----------   ----------
        Total reconciling items............         7,994        6,833
                                               ----------   ----------
        Total income.......................    $  476,459   $  480,016
                                               ==========   ==========
 Net operating income:
   Property operations:
      United States (1)....................    $  326,290   $  337,742
      Mexico...............................        17,272       10,922
      Europe (2)...........................        12,795       20,516
                                               ----------   ----------
        Total property operations segment..       356,357      369,180
                                               ----------   ----------
   CDFS business:
      United States (3)....................        64,498       53,826
      Mexico...............................           (84)       1,514
      Europe (4)(5)........................        46,305       27,901
                                               ----------   ----------
        Total CDFS business segment........       110,719       83,241
                                               ----------   ----------
   Temperature-controlled distribution
     operations:
      United States (6)....................        (3,663)       8,067
      Europe (7)...........................       (19,377)     (10,806)
                                               -----------  ----------
        Total temperature-controlled
          distribution operations segment..       (23,040)      (2,739)
                                               -----------  ----------
   Reconciling items:
      Income (loss) from unconsolidated
        entities..........................          3,545        1,279
      Interest and other income............         4,449        5,554
      General and administrative expense...       (39,441)     (32,174)
      Depreciation and amortization........      (109,352)    (112,513)
      Interest expense.....................      (115,199)    (128,542)
      Loss on investment...................        (7,456)          --
      Other expense........................            (3)        (954)
                                               -----------  ----------
        Total reconciling items............      (263,457)    (267,350)
                                               ----------   ----------
        Earnings from operations...........    $  180,579   $  182,332
                                               ==========   ==========

                                             September 30,  December 31,
                                                 2001          2000
                                             -----------   ------------
  Assets:
   Property operations:
     United States (8).....................  $ 3,737,656   $ 3,887,601
     Mexico................................      130,903       113,538
     Europe (8)(9).........................      383,009       308,457
                                             -----------   -----------
        Total property operations segment..    4,251,568     4,309,596
                                             -----------   -----------
   CDFS business:
     United States.........................      222,412       304,697
     Mexico................................       31,506        26,288
     Europe (9)............................      586,415       637,207
     Japan.................................       40,572            --
                                             -----------   -----------
        Total CDFS business segment........      880,905       968,192
                                             -----------   -----------
   Temperature controlled distribution
    operations:
     United States (8).....................      133,539       231,053
     Europe (8)............................      185,737       191,981
                                             -----------   -----------
        Total temperature controlled
          distribution operations segment..      319,276       423,034
                                             -----------   -----------
   Reconciling items:
     Investment in and advances to
       unconsolidated entities.............       60,547        70,807
       Cash................................       87,310        57,870
     Accounts and notes receivable.........       10,550        43,040
     Other assets..........................       67,711        73,795
                                             -----------   -----------
          Total reconciling items..........      226,118       245,512
                                             -----------   -----------
          Total assets.....................  $ 5,677,867   $ 5,946,334
                                             ===========   ===========

                                       17

---------

(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis California, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis North American Fund IV in 2001 and ProLogis California, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II in 2000. See Note 3 for summarized financial information of ProLogis California, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis North American Properties Fund IV.

(2) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis European Properties Fund (including net foreign currency exchange losses of $1.3 million and $1.9 million in 2001 and 2000, respectively) and ProLogis European Properties S.a.r.l. (including net foreign currency exchange gains of $2.0 million in 2000). See Note 3 for summarized financial information of ProLogis European Properties Fund.

(3) In 2001, includes $20.8 million, $21.6 million and $12.9 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis North American Properties Fund IV, respectively. In 2000, includes $2.9 million, $23.8 million and $1.5 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis California, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II.

(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 2000 (including $1.0 million of net foreign currency exchange gains). Kingspark S.A. is consolidated in 2001. See Notes 1 and 3.

(5) Includes $33.3 million and $5.9 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2001 and 2000, respectively. In addition, includes $1.0 million of net gains recognized under the equity method related to the disposition of facilities to ProLogis European Properties Fund by Kingspark S.A. in 2000.

(6) Represents amounts recognized under the equity method related to ProLogis' investments in ProLogis Logistics and in CSI/Frigo LLC. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in ProLogis Logistics. See Note 3 for summarized financial information of ProLogis Logistics.

(7) Represents amounts recognized under the equity method related to ProLogis' investments in Frigoscandia S.A. (including $7.9 million of net foreign currency exchange losses in 2001 and $1.1 million of net foreign exchange gains in 2000) and CSI/Frigo LLC. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in Frigoscandia S.A. See
    Note 3 for summarized financial information of Frigoscandia S.A.

(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See also Note 3 for summarized financial information of these unconsolidated entities as of and for the nine months ended September 30, 2001.

(9) In 2000, includes ProLogis' investment in Kingspark S.A. and its subsidiaries under the equity method.


9.  Supplemental Cash Flow Information:

    Non-cash investing and financing activities for the nine months ended September 30, 2001, and 2000 are as follows:

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

    o ProLogis received $30.4 million, $34.1 million, $13.7 million, $11.7 million and $8.2 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis North American Properties Fund IV, respectively, in the form of an equity interest in these entities during 2001. ProLogis received $5.2 million, $13.8 million, $18.6 million and $0.6 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II in the form of an equity interest during 2000.

    o ProLogis received $13.2 million of the proceeds from its disposition of facilities to North American Properties Fund II in the form of notes receivable from this entity during 2000.

    o ProLogis received $2.3 million and $7.4 million of the proceeds from its disposition of facilities to third parties in the form of notes receivable in 2001 and 2000, respectively.

    o In connection with the acquisition of a facility, ProLogis assumed a $7.7 million mortgage note in 2001.

    o In connection with the agreement for the acquisition of Kingspark S.A., ProLogis issued approximately 67,000 and 602,000 Common Shares valued at $1.5 million and $11.9 million, respectively, in 2001 and 2000, respectively.

    o Series B preferred shares aggregating $151.8 million and $17.7 million were converted into Common Shares in 2001 and 2000, respectively.

    o Net foreign currency translation adjustments of $(19,430,000) and $(49,613,000) were recognized in 2001 and 2000, respectively.

10.  Commitments and Contingencies:

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To   the Board of Trustees and Shareholders of ProLogis Trust:

         We have reviewed the accompanying consolidated condensed balance sheets of ProLogis Trust and subsidiaries as of September 30, 2001, and the related consolidated condensed statements of earnings and comprehensive income for the three and nine months ended September 30, 2001 and 2000 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Trust's management.

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



Chicago, Illinois
November 9, 2001

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

Results of Operations

Nine Months Ended September 30, 2001 and 2000

     ProLogis' net earnings attributable to Common Shares were $137.5 million for the nine months ended September 30, 2001 as compared to $113.1 million for the same period in 2000. For the nine months ended September 30, 2001, basic and diluted per share net earnings attributable to Common Shares were $0.80 and $0.79 per share, respectively. Basic and diluted per share net earnings attributable to Common Shares were $0.69 per share for the same period in 2000.

    The CDFS business segment provides capital for ProLogis to redeploy into its development activities in addition to generating profits that contribute to ProLogis' total income. ProLogis' net operating income from this segment increased by $27.5 million in 2001 over 2000, primarily the result of the number of dispositions of facilities developed by ProLogis to entities in which ProLogis maintains an ownership interest, such as ProLogis North American Properties Fund II, ProLogis North American Properties Fund III, ProLogis North American Properties Fund IV and ProLogis European Properties Fund, as well as to third parties. ProLogis' property operations segment net operating income was $356.4 million for 2001 and $369.2 million for 2000, a decrease of $12.8 million. This operating segment's net income includes rental income and net rental expenses from facilities directly owned by ProLogis and also its share of the income of its unconsolidated entities that engage in property operations segment activities. Losses from ProLogis' temperature-controlled distribution operations in 2001 increased from 2000 by $20.3 million. See "--Property Operations", "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations".

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

Property Operations

     ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated (square footage in thousands):

                                                                      September 30,
                                                         --------------------------------------
                                                               2001                  2000
                                                         ------------------  ------------------
                                                                   Square               Square
                                                          Number   Footage    Number   Footage
                                                         -------  ---------  -------  ---------
   Direct ownership (1)................................    1,220    122,746    1,234    123,977
   ProLogis California (2).............................       79     13,052       77     12,395
   ProLogis North American Properties Fund I (1)(3)....       36      8,963       33      8,024
   ProLogis North American Properties Fund II (1)(4)...       27      4,477        3        440
   ProLogis North American Properties Fund III (1)(5)..       34      4,380       --         --
   ProLogis North American Properties Fund IV (1)(6)...       17      3,475       --         --
   ProLogis European Properties Fund and ProLogis
      European Properties S.a.r.l. (7).................      123     19,236       94     12,494
                                                         -------  ---------  -------  ---------
                                                           1,536    176,329    1,441    157,330
                                                         =======  =========  =======  =========

----------

(1) Includes operating facilities owned by ProLogis and its consolidated entities. The decrease in 2001 from 2000 is primarily the result of the formation of certain of ProLogis' distribution real estate entities beginning in June 2000 whose entire portfolios consist of operating facilities that were previously directly owned by or developed by ProLogis. In 2001, includes 13 operating facilities aggregating 1,030,000 square feet owned by Kingspark S.A. and its subsidiaries that were previously accounted for under the equity method. While Kingspark S.A. Was being accounted for under the equity method, ProLogis' share of its net income, including the income from its operating facilities, was included in the CDFS business segment. See "--Nine Months Ended September 30, 2001 and 2000".

(2) ProLogis has had a 50% ownership interest in ProLogis California since its inception. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(3) ProLogis had a 41.3% ownership interest in ProLogis North American Properties Fund I as of September 30, 2001. This entity was formed on June 30, 2000. All operating facilities owned by this entity were previously directly owned by ProLogis. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(4) ProLogis had a 20% ownership interest in ProLogis North American Properties Fund II as of September 30, 2001. This entity was originally formed on June 30, 2000. All operating facilities owned by this entity were previously directly owned by ProLogis. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(5) ProLogis had a 20% ownership interest in ProLogis North American Properties Fund III as of September 30, 2001. This entity was formed in June 2001 with the acquisition of 34 operating facilities from ProLogis. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(6) ProLogis had a 20% ownership interest in ProLogis North American Properties Fund IV as of September 30, 2001. This entity was formed in September 2001 with the acquisition of 17 operating facilities from ProLogis. See Note 3 to ProLogis' consolidated condensed financial statements in Item 1.

(7) As of September 30, 2001, ProLogis' ownership interest in ProLogis European Properties Fund was 38.1%. As of September 30, 2000, ProLogis had a 37.5% ownership interest in the ProLogis European Properties Fund. Includes facilities owned by ProLogis European Properties S.a.r.l. in which ProLogis had a direct 49.9% ownership interest as of September 30, 2000, which is now owned directly by ProLogis European Properties Fund. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

     ProLogis' property operations segment income consists of the: (i) net operating income from the operating facilities that are owned by ProLogis directly or through its consolidated entities, and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated entities engaged in property operations. See Note 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1. The amounts recognized under the equity method are based on the net earnings of each unconsolidated entity and include: interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis European Properties Fund and ProLogis European Properties S.a.r.l.). ProLogis' net operating income from the property operations segment was as follows (in thousands):

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                    2001        2000
                                                                 ---------   ---------
  Facilities directly owned by ProLogis and its
    consolidated entities:
    Rental income (1)..........................................  $ 354,066   $ 362,024
    Property operating expenses (2)............................     21,655      20,617
                                                                 ---------   ---------
       Net operating income (3)................................    332,411     341,407
                                                                 ---------   ---------
  Income from ProLogis California..............................     10,186       9,597
  Income from ProLogis North American Properties Fund I (4)....      3,561       1,233
  Income from ProLogis North American Properties Fund II (4)...      1,634         308
  Income from ProLogis North American Properties Fund III (5)..        582          --
  Income from ProLogis North American Properties Fund IV (6)...        (12)         --
  Income from ProLogis European Properties Fund (7)............      7,959       8,949
  Income from ProLogis European Properties S.a.r.l. (7)........         36       7,686
                                                                 ---------   ---------
       Total property operations segment.......................  $ 356,357   $ 369,180
                                                                 =========   =========

----------

(1) The decrease in rental income between the periods presented is due to the changes in the number and composition of the directly owned facilities in each year and to lower average occupancy levels of the directly owned facilities in 2001 as compared to 2000.

(2) The increase in property operating expenses is a function of: (i) an increase in bad debt expense (bad debt expense was $2.4 million for 2001 and $1.1 million for 2000); (ii) an overall increase in operating costs (rental expenses, excluding bad debt and before recoveries from tenants, were 25.8% of rental income in 2001 as compared to 24.2% of rental income for 2000); offset by (iii) changes in the number of directly owned facilities in 2001 as compared to 2000. The increase in bad debt expense and operating costs is primarily due to general economic conditions in North America.

(3) Net operating income in 2001 includes $1.7 million of net operating income from facilities owned by Kingspark S.A. And its subsidiaries. In 2000, the net operating income from facilities owned by Kingspark S.A. and its subsidiaries was reported under the equity method and included in the CDFS business segment.

(4) ProLogis North American Properties Fund I and ProLogis North American Properties Fund II began operations on June 30, 2000.

(5)  ProLogis North American Properties Fund III began operations on June 15,
     2001.

(6) ProLogis North American Properties Fund IV began operations on September 21, 2001.

(7) In 2001, ProLogis' share of the income of ProLogis European Properties Fund includes net foreign currency losses of $1.3 million. In 2000, ProLogis' share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. includes net foreign currency gains of $1.9 million and $2.0 million, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties Fund would have been $9.3 million and $7.0 million for 2001 and 2000, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties S.a.r.l. would have been $5.7 million for 2000. The decrease in ProLogis' combined share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. in 2001 from 2000 is due to: (i) higher effective interest costs in 2001; (ii) changes in ProLogis' ownership interests between periods; and (iii) the effects of a decrease in the foreign currency exchange rates at which the income of these entities is translated to U. S. dollars. ProLogis recognized income under the equity method related to ProLogis European Properties S.a.r.l. in 2001 for only six days. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

     Pre-stable facilities are generally newly developed or acquired facilities that are usually underleased at the time they are completed or acquired. ProLogis, utilizing its ProLogis Operating System(R), has been successful in increasing occupancies on such facilities during their initial months of operation. ProLogis' stabilized operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities) were 93.3% occupied and 94.2% leased as of September 30, 2001. ProLogis' stabilized occupancy levels have decreased during the first nine months of 2001 (95.4% occupied and 96.2% leased as of December 31, 2000).

     ProLogis believes that the decrease in its stabilized occupancy levels in 2001 is the result of the current economic conditions in North America which have led to a slowing in customer leasing decisions and in the absorption of new facilities in the market. ProLogis believes that occupancies may continue to decline over the next several quarters. However, ProLogis believes that its global operating platform and the ProLogis Operating System(R) will partially mitigate these occupancy decreases, as they have allowed ProLogis to build strong local market presence and strong customer relationships across many global markets. In Europe, leasing activity has remained constant throughout 2001, with 2.0 million and 6.0 million square feet of leases signed in the three and nine month periods, respectively. ProLogis believes the leasing activity in Europe is currently affected more by a shift in distribution patterns of its customers and the need to reduce distribution costs, rather than by the effects of general economic conditions.

     The average increase in rental rates for both new and renewed leases on previously leased space (28.7 million square feet) for all facilities including those owned by ProLogis' consolidated and unconsolidated entities during 2001 was 17.9% (up from 15.5% for all of 2000). During the nine months ended
September 30, 2001, the net operating income (rental income less net rental expenses) generated by ProLogis' "same store" portfolio of operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities that were in operation throughout both nine month periods in 2001 and 2000) increased by 2.0% over the same period in 2000 (as compared to an increase of 6.57% during the nine months ended September 30, 2000 as compared to the same period in 1999). The decrease in the growth in same store net operating income is due to increased bad debt expense in 2001 and to lower occupancy levels in the same store portfolio in 2001 as compared to 2000. During the three months ended September 30, 2001, the same store net operating income increased by 0.7% over the same period in 2000 (as compared to an increase of 6.02% during the three months ended September 30, 2000 as compared to the same period in 1999). Although the average increase in rental rates for new and renewed leases was 18.1% for ProLogis' same store operating portfolio in 2001, only 18.2 million square feet (of a total of 144.7 million square feet) were signed during the nine months of 2001. Therefore, the rental rate growth did not have a significant effect on same store net operating income.

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

     The CDFS business segment income increased for the nine months in 2001 over the same period in 2000, due to an increase in sales volume. The CDFS business segment's net operating income is comprised of the following (in thousands):

                                                       Nine Months Ended
                                                         September 30,
                                                     ---------------------
                                                        2001        2000
                                                     ---------   ---------
   Net gains on  disposition  of land  parcels
     and facilities developed (1).................   $ 102,768   $  60,615
   Development fees and other, net................       5,670       2,842
   Income from Kingspark Joint Ventures...........       1,753          --
   Income from Kingspark S.A. and its
     subsidiaries (2).............................         --       20,411
   Miscellaneous income...........................       3,301       2,257
   Other expenses (3).............................      (2,773)     (2,884)
                                                     ---------   ---------
                                                     $ 110,719   $  83,241
                                                     =========   =========

----------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

     o 2001: 155 acres; 14.3 million square feet; $793.3 million of proceeds, and

     o   2000: 188 acres; 9.5 million square feet; $429.6 million of proceeds.

(2)  Kingspark S. A. and its subsidiaries' income in 2000 includes:

     o Gains from the disposition of land parcels and facilities developed (11 acres; 0.7 million square feet; $91.8 million of proceeds; net gains of $13.2 million);


     o   Development fees and other miscellaneous net income of $5.2 million;

     o   Deferred and current income tax expense of $2.6 million; and

     o   Foreign currency exchange gains of $1.0 million.

(3) Includes land holding costs of $1.7 million in 2001 and $1.5 million in 2000 and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $1.1 million in 2001 and $1.4 million in 2000.

Temperature-Controlled Distribution Operations

     ProLogis recognizes net operating income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the total income or loss of CSI/Frigo LLC, ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 3 and 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                       Nine Months Ended
                                                         September 30,
                                                   -----------------------
                                                       2001         2000
                                                   ----------    ---------
  Loss from CSI/Frigo LLC......................    $   (1,343)   $      --
  Income (loss) from ProLogis Logistics........        (3,636)       8,067
  Loss from Frigoscandia S.A...................       (18,061)     (10,806)
                                                   ----------    ---------
  Total temperature-controlled distribution
    operations segment.........................    $  (23,040)   $  (2,739)
                                                   ==========    =========

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

     CSI's operating capacity was comparable in both nine-month periods. The decrease in ProLogis' share of ProLogis Logistics' net earnings from 2000 to 2001 of $11.7 million is attributable to: (i) higher interest expense as a result of increasing external debt of this entity by $125.0 million and using the proceeds to repay debt to ProLogis, and (ii) a decrease in operating income as a result of lower occupancy levels in certain markets in 2001.

     Frigoscandia's operating capacity was 171.5 million cubic feet as of September 30, 2001 and 192.1 million cubic feet as of September 30, 2000. The decrease reflects the disposition of the directly owned facilities in Germany and the Czech Republic in May 2001 and September 2001, respectively. ProLogis' share of Frigoscandia S.A.'s net losses includes net foreign currency exchange losses of $7.9 million and net foreign currency exchange gains of $1.1 million in 2001 and 2000, respectively. Excluding these foreign currency exchange gains and losses, ProLogis recognized $1.7 million more income under the equity method in 2001 than it recognized in 2000 from its investment in Frigoscandia S.A. The increase in Frigoscandia S.A.'s net loss in 2001 from the loss recognized in 2000 is primarily attributable to lower general and administrative expense in 2001 as compared to 2000, offset by a net loss recognized on the disposal of Frigoscandia's directly owned facilities located in Germany and the Czech Republic of approximately $3.9 million. The disposition of these facilities was completed as the mix of facilities and customers no longer met ProLogis' strategic objective in this business segment, which is to concentrate on the distribution and logistics part of the supply chain rather than on storage. ProLogis is continuing to evaluate its temperature-controlled distribution operations in light of this strategic objective.

     ProLogis believes that the factors that contributed to the decline in operating performance of CSI and Frigoscandia are temporary and can be partially mitigated in the short-term by reductions in general and administrative costs and other operating costs. However, there is no assurance that these factors are temporary or that some or all of these factors will not continue past 2001.

Other Income and Expense Items

Income from Unconsolidated Entities

     Income from unconsolidated entities that is not directly attributable to either of ProLogis' three business segments was $3.5 million for the nine months ended September 30, 2001. See Note 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1. This income is primarily fees earned for the non-exclusive use of the ProLogis Operating System(R) under license agreements with Vizional Technologies ($1.5 million recognized in each of the first and second quarters) and Phatpipe ($0.7 million, all recognized in the first quarter) offset by losses recognized under the equity method related to ProLogis's investment in ProLogis Equipment Services ($0.2 million, all recognized in the second quarter). License fee income from PhatPipe was recognized only in the first quarter of 2001 as this investment was written down to zero in the second quarter of 2001 (see "--Loss on Investment"). ProLogis recognized license fee income from Vizional Technologies only for the first six months of 2001, as ProLogis is monitoring this investment in light of the current economy's effects on the technology industry and on Vizional Technologies' business plan.

      For the nine months ended September 30, 2000, ProLogis recognized fees under license agreements with Vizional Technologies of $1.2 million, all in the third quarter.

Interest Expense

     Interest expense is a function of the level of borrowings outstanding and interest rates charged on borrowings, offset by interest capitalization with respect to development activities. Interest expense was $115.2 million in 2001 and $128.5 million in 2000 ($120.6 million assuming ProLogis had consolidated the financial statements of Kingspark S.A. and its subsidiaries in 2000). Assuming consolidation for 2000 reduces the total interest expense in 2000 due to the effects of interest capitalization by Kingspark S.A. and its subsidiaries.

     Capitalized interest was $26.6 million in 2001 and $12.8 million in 2000 ($20.9 million assuming ProLogis had consolidated the financial statements of Kingspark S.A. and its subsidiaries in 2000). Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

Gain on Disposition of Real Estate

     Gain on disposition of real estate represents the net gains or losses from the disposition of operating facilities that were acquired or developed within the property operations segment. Generally, ProLogis disposes of facilities in the property operations segment because such facilities are considered to be non-strategic facilities or to complement the portfolio of developed facilities that are acquired by entities in which ProLogis maintains an ownership interest. Non-strategic facilities are assets located in markets or submarkets that are no longer considered target markets as well as assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis' core portfolio based on the asset's size or configuration.

     Property operations segment dispositions were as follows:

     o 2001: 4.7 million square feet; $180.9 million of proceeds; net gain of $0.4 million (a net loss of $1.7 million was recognized in the first quarter, a net loss of $1.4 million was recognized in the second quarter and a net gain of $3.5 million was recognized in the third quarter) and a net gain of $0.5 million recognized upon the contribution of ProLogis' 49.9% investment in the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund in January 2001; and

     o 2000: 3.5 million square feet; $133.7 million of proceeds; net gains of $1.0 million (a net gain of $5.1 million was recognized in the first quarter, a net loss of $4.8 million was recognized in the second quarter and a net gain of $0.7 million was recognized in the third quarter).

Loss on Investment

     During the second quarter of 2001, ProLogis recognized an impairment adjustment of $7.5 million, representing the write-down of its entire investment in Phatpipe. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 3.

Foreign Currency Exchange Losses

     ProLogis recognized net foreign currency exchange losses of $4.6 million and $20.4 million for 2001 and 2000, respectively. Foreign currency exchange gains and losses are primarily the result of the remeasurement and settlement of intercompany debt and the remeasurement of third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro and the pound sterling and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar.

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

     Current income tax expense recognized in 2001 and 2000 was $4.8 million and $1.1 million, respectively (in 2000 current income tax would have been $1.3 assuming ProLogis had consolidated the financial statements of Kingspark S.A. and its subsidiaries). Current income tax expense is higher in 2001 primarily due to the increased level of income recognized by ProLogis' taxable subsidiaries in the CDFS business segment. Deferred income tax expense was $1.1 million and $1.7 million in 2001 and 2000, respectively ($4.3 million assuming ProLogis had consolidated the financial statements of Kingspark S.A. and its subsidiaries in 2000). ProLogis' deferred tax component of total income taxes is a function of each year's temporary differences (items that are treated differently for tax purposes than for book purposes) as well as the need for a deferred tax valuation allowance to adjust certain deferred tax assets (primarily deferred tax assets created by tax net operating losses) to their estimated realizable value.

Three Months Ended September 30, 2001 and 2000

         The changes in net earnings attributable to Common Shares and its components for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 are similar to the changes for the nine month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed under "--Nine Months Ended September 20, 2001 and 2000" except as specifically discussed under "--Property Operations", "Income from Unconsolidated Entities", "--Gain on Disposition of Real Estate" and "--Loss on Investment".

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

     ProLogis' future investing activities are expected to consist of: (i) acquisitions of existing facilities in key distribution markets in the property operations segment and (ii) the acquisition of land for future development and the development of distribution facilities in the CDFS business segment for future disposition to entities in which ProLogis maintains an ownership interest or to third parties. ProLogis' future investing activities are expected to be primarily funded with:

     o  cash generated by operations;

     o the proceeds from the disposition of facilities developed by ProLogis to third parties;

     o the proceeds from the disposition of facilities to entities in which ProLogis maintains an ownership interest, such as ProLogis European Properties Fund or other real estate distribution entities that may be formed in the future; and

     o utilization of ProLogis' U. S. dollar denominated and multi-currency revolving credit facilities.

     In the short-term, borrowings on and subsequent repayments of ProLogis' unsecured revolving credit facilities will provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. As of November 9, 2001, on a combined basis, ProLogis had approximately $320.4 million of short-term borrowings outstanding resulting in additional short-term borrowing capacity available of $609.0 million.
ProLogis will continue to evaluate the public debt markets with the objective of reducing its short-term borrowings and extending debt maturities on favorable terms.

Cash Operating Activities

     Net cash provided by operating activities for the nine months ended September 30, 2001 and 2000 was $325.8 million and $286.4 million, respectively. See "--Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares in 2001 and 2000. See ProLogis's Consolidated Condensed Statements of Cash Flows in Item 1.

Cash Investing and Cash Financing Activities

     In 2001, ProLogis' investing activities provided net cash of $220.6 million and financing activities used net cash of $517.0 million. Proceeds received from the dispositions of real estate and the repayments of loans by and distributions received from ProLogis' unconsolidated entities were used to fund real estate investments and repay borrowings on ProLogis' lines of credit. In 2000, ProLogis used net cash of $153.4 million in its investing activities and $58.5 million in its financing activities. Investing activities in 2000 were primarily funded by lines of credit borrowings and proceeds from dispositions of real estate. See ProLogis' Consolidated Condensed Statements of Cash Flows in Item 1.

     ProLogis Logistics and ProLogis Development Services may also borrow under the $500.0 million credit agreement, with such borrowings guaranteed by ProLogis. As of September 30, 2001, ProLogis Logistics, an unconsolidated entity, had borrowed $125.0 million under the credit agreement and ProLogis Development Services had no borrowings under the credit agreement.

Commitments

     As of September 30, 2001, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 3.1 million square feet of operating facilities at an estimated acquisition cost of $109.0 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. ProLogis has sufficient funds escrowed as the result of tax-deferred exchange transactions to acquire these assets. In addition, as of September 30, 2001, ProLogis had $777.4 million of budgeted development costs for developments in process, of which $411.8 million was unfunded.

     On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of September 30, 2001, 778,400 Common Shares had been repurchased at a total cost of $16.0 million.

     ProLogis has entered into a subscription agreement to make additional capital contributions to ProLogis European Properties Fund of 74.2 million euros (the currency equivalent of approximately $67.9 million as of September 30, 2001) through 2002.

     As of September 30, 2001, ProLogis Logistics had $90.0 million of direct borrowings outstanding under a credit agreement that has been guaranteed by ProLogis.

     Frigoscandia AB has a credit agreement under which 171.0 million euros (the currency equivalent of approximately $156.3 million as of September 31, 2001) is outstanding. All of the borrowings outstanding have been guaranteed by ProLogis. The agreement has been extended until December 28, 2001.

     As of September 30, 2001, ProLogis North American Properties Fund IV had $103.0 million of short-term borrowings outstanding under an agreement that matures on December 21, 2001. The agreement provides for a 46-day extension at ProLogis North American Properties Fund IV's option. ProLogis North American Properties Fund IV intends to obtain permanent secured financing which will be used to repay these short-term borrowings. ProLogis has guaranteed the entire amount outstanding.

     ProLogis has guaranteed a 30.0 million French franc (the currency equivalent of approximately $4.2 million as of September 30, 2001) unsecured loan outstanding of ProLogis European Properties Fund.

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

     On February 23, 2001, May 25, 2001 and August 24, 2001, ProLogis paid a quarterly distribution of $0.345 per Common Share to shareholders of record on February 9, 2001, May 14, 2001 and August 10, 2001, respectively. The distribution level for 2001 was set by ProLogis' Board of Trustees in December 2000 at $1.38 per Common Share.

     The annual dividend rates on ProLogis' preferred shares are $4.27 per Series C cumulative redeemable preferred share, $1.98 per Series D cumulative redeemable preferred share and $2.1875 per Series E cumulative redeemable preferred share.

     On January 31, 2001, April 30, 2001 and July 31, 2001 ProLogis paid quarterly dividends of $0.5469 per Series E cumulative redeemable preferred share. On March 30, 2001, ProLogis paid quarterly dividends of $0.5875 per Series A cumulative redeemable preferred share. On March 30, 2001, June 29, 2001 and September 28, 2001, ProLogis paid quarterly dividends of $1.0675 per Series C cumulative redeemable preferred share and $0.495 per Series D cumulative redeemable preferred share.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless and until all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends for the then current dividend period with respect to the preferred shares.

Funds from Operations

     Funds from operations attributable to Common Shares increased $23.3 million to $302.6 million for 2001 from $279.3 million for 2000.

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

     Funds from operations is as follows (in thousands):

                                                                       Nine Months Ended
                                                                          September 30,
                                                                    ----------------------
                                                                        2001        2000
                                                                    ----------  ----------
  Net earnings attributable to Common Shares....................    $  137,470  $  113,146
    Add (Deduct):
      Real estate related depreciation and amortization.........       104,350     109,238
      Gain (loss) on disposition of non-CDFS business segment
        assets..................................................          (863)     (1,009)
      Foreign currency exchange losses, net.....................         3,476      21,622
      Deferred income tax expense...............................         1,096       1,702
      ProLogis' share of reconciling items of unconsolidated
        entities:
          Real estate related depreciation and amortization.....        47,463      43,709
          Loss on disposition of non-CDFS business segment
            assets..............................................         3,965        (357)
          Foreign currency exchange gains, net..................        10,363      (4,589)
          Deferred income tax expense benefit...................        (4,755)     (4,204)
                                                                    ----------  ----------
    Funds from operations attributable to Common Shares.........    $  302,565  $  279,258
                                                                    ==========  ==========

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2001, no significant change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 2000 Annual Report on Form 10-K.

PART II

Item 4.  Submission of Matters to Vote of Securities Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

4.1 Third Amendment to Rights Agreement, dated as of December 31, 1993, between ProLogis and Fleet National Bank, as Rights Agent, to amend the agreement and appoint EquiServe Trust Company, N.A.
12.1 Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated November 9, 2001

(b) Reports on Form 8-K:

          Date                   Items Reported           Financial Statements

      July 10, 2001                     5                          No

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


Date:  November 13, 2001