Form 10-K/A
period 2000-12-31
PROLOGIS TRUST
filed 2002-04-05
CIK 899881

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A#1
(MARK ONE)

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO          .

                         COMMISSION FILE NUMBER 1-12846

                                   ----------

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

================================================================================

         The purpose of this Form 10-K/A is to amend the disclosures set forth in Items 2, 13 and 14 to the Annual Report on Form 10-K.

                                TABLE OF CONTENTS

        ITEM                                              DESCRIPTION                                          PAGE
        ----                                              -----------                                          ----

                                                             PART I

         1.        Business.................................................................................   4
                   ProLogis Trust...........................................................................   4
                   Business Strategy and Operating Segments.................................................   5
                   Financing Strategy.......................................................................   14
                   ProLogis Operating System(TM)............................................................   14
                   ProLogis Management......................................................................   16
                   Environmental Matters....................................................................   20
                   Insurance Coverage.......................................................................   20

         2.        Properties...............................................................................   20
                   Industrial Distribution Facilities.......................................................   20
                   Geographic Distribution..................................................................   21
                   Facilities...............................................................................   22
                   Consolidated Entities....................................................................   26
                   Unconsolidated Entities..................................................................   27

                                                            PART III

        13.        Certain Relationships and Related Transactions...........................................   31
                   Amended and Restated Investor Agreement..................................................   31
                   Administrative Services Agreement........................................................   31
                   Financial Advisory Fees..................................................................   31
                   Protection of Business Agreement.........................................................   31
                   Partnership Affiliations.................................................................   32
                   Preferred Stock Subsidiaries.............................................................   32
                   Leasing Transactions.....................................................................   34
                   Loans to Executive Officers..............................................................   34
                   Special Equity Agreement.................................................................   34

                                                            PART IV

        14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   36

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

     ProLogis' business strategy is designed to: (i) achieve long-term sustainable growth in cash flow; (ii) minimize the need to issue direct public debt or public equity capital; and (iii) increase the overall return on equity for shareholders. ProLogis has organized its business into three operating segments in order to achieve its objectives. For a discussion of certain financial information regarding each segment see Note 10 to ProLogis' Consolidated Financial Statements in Item 8. ProLogis' three operating segments are:

     o Property Operations -- The long-term ownership, management and leasing of industrial distribution facilities in North America and Europe, primarily distribution space that is adaptable for both distribution and light manufacturing or assembly uses. This operating segment generates income from rents and reimbursement of property operating expenses from unaffiliated customers and earns management fees from entities in which ProLogis has an ownership interest. As of December 31, 2000, in this operating segment ProLogis owned and operated (directly or through its consolidated and unconsolidated entities)
          161.5 million square feet of operating facilities at an investment of $6.0 billion. Of the total, 126.3 million square feet at an investment of $4.3 billion are owned directly by ProLogis and its consolidated entities. Facilities in this operating segment located in North America aggregate 145.4 million square feet of the total with the remaining 16.1 million square feet located in Europe.

     o Corporate Distribution Facilities Services Business ("CDFS Business")-- The development of industrial distribution facilities to be disposed of to unaffiliated customers or entities in which ProLogis has an ownership interest in North America and Europe or for a development fee for unaffiliated customers in North America and Europe. Income from this operating segment is derived from the profit resulting from the disposition of the facilities developed and from fees paid by customers for the development of facilities on their behalf. The development activities in this segment are performed directly by ProLogis, directly by a consolidated entity in which ProLogis recognizes substantially all of the economic benefits or through an unconsolidated entity, accounted for under the equity method, in which ProLogis recognizes substantially all of the economic benefits. Once an entity in which ProLogis has an ownership interest acquires the facilities from ProLogis or its consolidated and unconsolidated entities, the operations of these facilities and the management fees earned by ProLogis related to these facilities are reflected in ProLogis' property operations segment. As of December 31, 2000, ProLogis had (directly or through its consolidated and unconsolidated entities) 10.2 million square feet of distribution facilities under development with a total budgeted cost of $491.4 million. Of the total, 8.7 million square feet at a total budgeted development cost of $355.2 million were owned directly by ProLogis and its consolidated entity. Also, as of December 31, 2000, ProLogis owned or controlled (directly or through its consolidated and unconsolidated entities) 5,126 acres of land with the capacity for developing approximately 85.7 million square feet of distribution facilities. Of the total, 3,279 acres of land with the capacity for developing approximately 57.4 million square feet million square feet of distribution facilities were owned directly by ProLogis and its consolidated entity. Land positions in North America aggregated 2,385 acres with the remaining 2,741 acres located in Europe. Upon completion, ProLogis expects to dispose of the facilities developed to unaffiliated customers or to entities in which ProLogis has an ownership interest.

     o Temperature-Controlled Distribution Operations -- The operation of temperature-controlled distribution facilities earning revenues from unaffiliated customers for various services associated with a temperature-controlled distribution environment. Such services include: (i) total supply chain management; (ii) management of customer inventory and related services, (i.e. case picking, sorting, labeling, shrink-wrapping and blast freezing); (iii) temperature-controlled product consolidation and transportation services; and (iv) third-party logistics services and facility management for leading grocery retailers. In this operating segment, ProLogis recognizes substantially all of the economic benefits of two companies that are accounted for under the equity method. As of December 31, 2000, ProLogis' unconsolidated entities owned or operated under lease agreements 363.6 million cubic feet of temperature-controlled distribution space (including 35.5 million cubic feet of dry distribution space located in temperature-controlled distribution facilities) and had 6.3 million cubic feet of temperature-controlled distribution facilities under development. Of the total cubic feet in operation, 175.9 million cubic feet are located in the United States and 187.7 million cubic feet are located in Europe. The facilities under development are located in Anaheim (4.0 million cubic feet) and Houston (2.3 million cubic feet).

2000 Operating Performance

     Total funds from operations increased by $56.5 million from $320.2 million in 1999 to $376.7 million in 2000. This increase was driven by ProLogis' successful operating and investment strategies. The contribution to total funds from operations by ProLogis' operating segments for 2000 and 1999 is as follows (see Note 10 to ProLogis' Consolidated Financial Statements in Item 8):

     o 69.6% and 70.6% of total funds from operations is attributable to the property operations segment in 2000 and 1999, respectively;

     o 27.5% and 20.3% of total funds from operations is attributable to the CDFS business segment in 2000 and 1999, respectively; and

     o 2.9% and 9.1% of total funds from operations is attributable to the temperature-controlled distribution operations segment in 2000 and 1999, respectively.

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

     Property operations segment investment activities in 2000 included:

     o During 2000, ProLogis European Properties Fund acquired operating facilities aggregating 11.2 million square feet and disposed of a 161,000 square foot operating facility. Of the operating facilities acquired in 2000, 9.6 million square feet were acquired from ProLogis or its consolidated and unconsolidated entities. These acquisitions include 60 facilities aggregating 6.6 million square feet owned by ProLogis European Properties S.a.r.l., a wholly owned entity of ProLogis until January 7, 2000 when ProLogis contributed 50.1% of its common stock to ProLogis European Properties Fund for an equity interest. The remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. was contributed to ProLogis European Properties Fund by ProLogis for an additional equity interest on January 7, 2001. As of December 31, 2000, ProLogis' ownership in ProLogis European Properties Fund was 34.4% (increasing to 45.6% as of January 7, 2001). See "Item 2. Properties-- Unconsolidated Entities-- Property Operations Segment" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     o In North America, ProLogis North American Properties Fund I LLC and ProLogis Iowa I LLC ("ProLogis Principal") were formed in 2000. These ventures own 8.0 million and 0.4 million square feet of operating facilities, respectively, that were all previously owned by ProLogis or its consolidated entities. ProLogis California I LLC ("ProLogis California"), which was formed in 1999, grew from 11.5 million square feet of operating facilities as of December 31, 1999 to 12.4 million square feet of operating facilities as of December 31, 2000. The increase in 2000 is the net result of the acquisition of an additional operating facility from ProLogis, the completion of two developments and the disposition of three operating facilities.

     o ProLogis acquired five operating facilities in 2000, four facilities aggregating 138,000 square feet located in Dallas and a 125,000 square foot facility located in Juarez, Mexico for a total investment of $8.7 million. The four facilities in Dallas were acquired to complete a tax-deferred exchange transaction.

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

     Operational achievements in this operating segment in 2000 included:

     o ProLogis' stabilized operating facilities aggregating 155.0 million square feet (including facilities owned by ProLogis and its consolidated and unconsolidated entities) was 96.2% leased (95.4% occupied) as of December 31, 2000. Also, as of December 31, 2000, ProLogis' total operating portfolio of 161.5 million square feet (including facilities owned by ProLogis and its consolidated and unconsolidated entities) was 94.1% leased (92.9% occupied). Stabilized facilities are those in which capital improvements, repositioning, new management and new marketing programs (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (generally 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type).

     o During 2000, ProLogis and its consolidated and unconsolidated entities leased 36.3 million square feet of distribution space in 1,137 transactions. Rental rates on both new and renewed leases of previously leased space increased 15.5% in 2000 and ProLogis' weighted average customer retention rate was 65.7% in 2000.

     o ProLogis' "same store" portfolio of operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities that were in operation throughout both 2000 and 1999) aggregated 105.6 million square feet. The net operating income (rental revenues less net rental expenses) of the "same store" portfolio increased by 5.94% in 2000 over 1999.

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

CDFS Business Segment

Investments

     ProLogis operates its CDFS business segment in North America directly and through ProLogis Development Services Incorporated ("ProLogis Development Services"), a consolidated entity in which ProLogis realizes substantially all of the economic benefits. See "Item 2. Properties -- Consolidated Entities -- ProLogis Development Services". In Europe (excluding the United Kingdom), ProLogis directly operates the CDFS business segment. In the United Kingdom, the CDFS business segment is operated by Kingspark S.A. and its wholly owned subsidiary, Kingspark Group Holdings Limited ("ProLogis Kingspark") (collectively "the Kingspark entities"). Kingspark S.A. is an unconsolidated entity in which ProLogis recognizes substantially all of the economic benefits under the equity method through its ownership of 100% of Kingspark S.A.'s non-voting preferred stock. See "Item 2. Properties -- Unconsolidated Entities -- CDFS Business" and Note 4 to ProLogis' Consolidated Financial Statements in
Item 8.

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

     CDFS business segment investment activities in 2000 included:

     o Development starts aggregated 13.7 million square feet at a total budgeted cost of $651.6 million. Of the total, 12.6 million square feet at a total budgeted cost of $509.8 million were started by ProLogis and ProLogis Development Services. Development starts in North America in 2000 aggregated 8.0 million square feet at a total budgeted cost of $329.6 million and development starts in Europe aggregated 5.7 million square feet at a total budgeted cost of $322.0 million.

     o Development completions aggregated 15.2 million square feet at a total budgeted cost of $736.9 million. Of the total, 13.1 million square feet at a total budgeted cost of $512.0 million were completed by ProLogis and ProLogis Development Services. Development completions in North America in 2000 aggregated 9.8 million square feet at a total budgeted cost of $360.2 million and development completions in Europe aggregated 5.4 million square feet at a total budgeted cost of $376.7 million.

     o Land acquisitions in 2000 aggregated 1,158 acres, 846 acres in North America and 312 acres in Europe. This land can be used for the development of approximately 24.3 million square feet of distribution facilities.

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

     Operational achievements in this operating segment in 2000 included:

     o ProLogis, ProLogis Development Services and the Kingspark entities disposed of 11.8 million square feet of distribution facilities developed and land parcels generating net proceeds of $672.4 million.

     o ProLogis Development Services and the Kingspark entities developed 2.7 million square feet of distribution facilities on behalf of customers under development management agreements. Fees and other miscellaneous income in the CDFS business segment aggregated $18.7 million in 2000.

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

     ProLogis' financing activities in 2000 included:

     o ProLogis, ProLogis Development Services and the Kingspark entities generated $806.0 million of proceeds from the disposition of facilities and land parcels in 2000. These dispositions were primarily within the CDFS business segment ($672.3 million of proceeds) but also included dispositions within the property operations segment ($133.7 million of proceeds). Of the total proceeds of $806.0 million, $55.7 million was received in the form of equity interests in the entities acquiring the facilities.

     o ProLogis restructured its U.S. dollar denominated revolving credit facilities during 2000. ProLogis' previous $550.0 million unsecured line of credit was reduced to $475.0 million, with the ability to increase the borrowing capacity to $500.0 million. Additionally, provisions were included in the new agreement that allows for direct borrowings by ProLogis Development Services and ProLogis Logistics. Also, ProLogis increased its borrowing capacity under its U.S. dollar denominated discretionary line of credit from $25.0 million to $55.0 million (with the additional $30.0 million of borrowings available only in foreign currency equivalents).

     o The formation of ProLogis North American Properties Fund I provided ProLogis the opportunity to access over $300.0 million of third party debt and equity capital, including 10-year secured, non-recourse debt financing of $232.6 million within the venture.

     o From September 1999 to December 31, 2000, ProLogis has accessed 325.6 million euros (the currency equivalent of approximately $302.9 million as of December 31, 2000 based on currency exchange rates quoted by Reuters) of third party equity capital provided by a group of institutional investors to ProLogis European Properties Fund through 2002. As of December 31, 2000, an additional 734.7 million euros (the currency equivalent of approximately $683.4 million as of December 31, 2000 based on currency exchange rates quoted by Reuters) has been committed to ProLogis European Properties Fund by this investor group through 2002. This capital is to be used to fund acquisitions of operating facilities in Europe from ProLogis, the Kingspark entities or third parties.

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

PROLOGIS MANAGEMENT

     ProLogis' success depends upon its management's ability to provide strategic and day-to-day management, research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, asset disposition, management information systems support and legal and accounting services. ProLogis believes that the quality of its management should be assessed in light of the following factors:

     o Management Depth -- ProLogis has several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operation of the company. See " -- Executive Officers and Trustees" and " -- Senior Officers".

     o Strategic Vision-- ProLogis' management has demonstrated a strategic vision in determining an operating and investment focus that has provided favorable initial yields and long-term growth prospects. ProLogis' business strategy has focused on acquiring (at prices below replacement cost) and developing an international distribution facility network and a land inventory at attractive prices in selected distribution markets. Through the ProLogis Operating System(TM), ProLogis believes it is the first international operating company that has been able to address and service a corporate customer's distribution space requirements on an international, national, regional and local basis. Additionally, since mid-1999, ProLogis has focused on self-funding its investment activities utilizing cash generated by operations and the proceeds from the disposition of facilities, primarily to entities in which ProLogis maintains an ownership interest.

     o Research Capability -- ProLogis divides its target market cities into numerous submarkets for analysis purposes. ProLogis' management has emphasized a submarket by submarket research-based approach in determining appropriate investment opportunities.

     o Investment Committee Process -- An internal investment committee provides ProLogis with discipline and guidance to allow ProLogis to achieve its investment goals. The members of ProLogis' investment committee have extensive experience in the real estate industry. The internal investment committee evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the investment committee of ProLogis' Board of Trustees (the "Board").

     o Acquisitions Capability/Due Diligence Process/Asset Dispositions -- ProLogis has experienced senior personnel who perform disciplined and thorough due diligence in determining whether potential investments and divestitures meet ProLogis' long-term objectives. ProLogis has developed extensive uniform systems and procedures for analysis and due diligence to ensure that it maximizes its investment and divestiture opportunities.

     o Development Capability -- By internally developing projects, ProLogis has captured additional value that normally escapes through sales premiums paid to third party developers. ProLogis' development employees have significant development experience. ProLogis has engaged in substantial development of distribution facilities since its inception in 1991 (64.0 million square feet at a total investment of $2.4 billion developed).

     o Operating Capability -- ProLogis believes that management can substantially improve operating performance and achieve long-term sustainable growth in cash flow by actively and effectively managing assets. ProLogis conceived of and developed the ProLogis Operating System(TM) to effectively operate ProLogis' business and provide customers with an exceptional level of coordinated, comprehensive services, including property management, leasing and development management services. ProLogis also provides comprehensive asset management services to entities in which ProLogis has an ownership interest.

     o Capital Markets Capability -- ProLogis has been able to effectively raise public debt and public equity capital that has allowed it to achieve strong growth in cash flows from its investments. ProLogis enhances its ability to raise capital by its ability to effectively communicate ProLogis' business strategy and performance to investors and the financial media.

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

     Kenneth N. Stensby -- 61-- Mr. Stensby has served as a Trustee since March 1999. Mr. Stensby was a Director of Meridian from 1996 to March 1999. Mr. Stensby was President and Chief Executive Officer of United Properties, a Minneapolis-based diversified real estate company, from 1974 until his retirement in January 1995. Mr. Stensby is past President of the National Association of Industrial and Office Parks and was a Director of First Asset Realty Advisors, a pension advisory subsidiary of First Bank of Minneapolis and Corner House. Mr. Stensby's term as Trustee expires in 2002.

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

     John W. Seiple, Jr.-- 42-- Managing Director of ProLogis since December 1997 and Chief Operating Officer for North American operations of ProLogis since December 1998. Mr. Seiple has been with ProLogis since October 1993 in varying capacities (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Seiple was a Senior Vice President with Trammell Crow Company.

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

     Robin P. R. von Weiler -- 44-- Managing Director and Regional Head of ProLogis since December 1999, where he is responsible for the Market Services and Global Development Groups in Northern and Central Europe. Mr. von Weiler has been with ProLogis in varying capacities since October 1997. Prior to joining ProLogis, Mr. Von Weiler was with DTZ Zadelhoff V.O.F., part of DTZ Debenham Tie Lung, in Rotterdam, the Netherlands, most recently as Vice Managing Director, Real Estate Agent and Corporate Advisor. Mr. von Weiler is a registered Real Estate Agent.

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

     o Distribution. -- ProLogis' distribution facilities are adaptable for both bulk distribution and light manufacturing or assembly uses. Based upon square footage, ProLogis' operating portfolio was comprised of 88.5% bulk distribution and 10.4% light manufacturing facilities as of December 31, 2000.

     o Service Center and Other -- Under ProLogis' definition, service centers are multi-customer buildings that have a higher percentage of office space than distribution facilities and only have grade-level loading as opposed to truck dock loading. As of December 31, 2000, service center product constituted approximately 0.9% of the square feet in ProLogis' operating portfolio and other miscellaneous facilities, primarily office facilities acquired as part of portfolio acquisitions, constituted 0.2% of the square feet in ProLogis' operating portfolio.

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

                                                                               DECEMBER 31,
                                                      --------------------------------------------------------------
                                                                 2000                              1999
                                                      -----------------------------     ----------------------------
                                                                      PERCENTAGE OF                    PERCENTAGE OF
                                                      NUMBER OF        ASSETS BASED     NUMBER OF       ASSETS BASED
                                                      FACILITIES        ON COST(1)      FACILITIES       ON COST(1)
                                                      ----------      -------------     ----------     -------------
     NORTH AMERICAN MARKETS(2)(3):
       Atlanta, Georgia .........................             97              6.46%            103              6.20%
       Austin, Texas ............................             37              2.00              33              1.53
       Birmingham, Alabama ......................              6              0.75               6              0.69
       Charlotte, North Carolina ................             32              2.57              32              2.28
       Chattanooga, Tennessee ...................              5              0.33               5              0.30
       Chicago, Illinois ........................             64              7.45              64              6.25
       Cincinnati, Ohio .........................             47              3.00              46              3.04
       Columbus, Ohio ...........................             32              4.13              32              4.43
       Dallas/Fort Worth, Texas .................            116              8.53             120              8.31
       Denver, Colorado .........................             26              1.80              28              1.82
       El Paso, Texas ...........................             19              1.49              22              1.56
       Fort Lauderdale/Miami, Florida ...........             17              1.73              16              1.58
       Houston, Texas ...........................             82              4.67              84              4.29
       I-95 Corridor, New Jersey ................             31              4.89              35              4.27
       Indianapolis, Indiana ....................             43              2.79              45              2.85
       Juarez, Mexico ...........................              7              0.37               6              0.27
       Kansas City, Kansas/Missouri .............             29              1.28              29              1.14
       Las Vegas, Nevada ........................             18              2.20              18              2.18
       Los Angeles/Orange County,
          California ............................              6              1.62               4              0.95
       Louisville, Kentucky .....................              8              1.01              10              1.19
       Memphis, Tennessee .......................             40              3.25              40              2.80
       Monterrey, Mexico ........................             10              0.97              10              0.90
       Nashville, Tennessee .....................             29              1.63              31              1.72
       Oklahoma City, Oklahoma ..................              6              0.24               6              0.21
       Orlando, Florida .........................             23              1.85              23              1.73
       Phoenix, Arizona .........................             31              1.67              32              1.63
       Portland, Oregon .........................             26              1.59              26              1.42
       Reno, Nevada .............................             20              1.48              19              1.50
       Reynosa, Mexico ..........................             15              1.01              12              0.77
       Rio Grande Valley (Brownsville),
          Texas .................................             14              0.54              14              0.49
       Salt Lake City, Utah .....................              7              0.93              10              1.16
       San Antonio, Texas .......................             46              2.16              47              2.08
       Seattle, Washington ......................             15              1.33              15              1.21
       San Francisco (East Bay),
          California ............................             54              4.79              54              4.59
       San Francisco (South Bay),
          California ............................             71              4.98              72              4.68
       St. Louis, Missouri ......................             15              1.05              15              0.95
       Tampa, Florida ...........................             58              2.67              62              2.52
       Tijuana, Mexico ..........................              5              0.60               4              0.42
       Tulsa, Oklahoma ..........................              9              0.26               9              0.23
       Washington D.C./Baltimore, Maryland ......             48              4.13              40              3.05
       Other(4) .................................              3              0.12              24              0.91
                                                      ----------        ----------      ----------        ----------
               Subtotal North America(2)(3) .....          1,267             96.32           1,303             90.10
                                                      ----------        ----------      ----------        ----------

     EUROPEAN MARKETS(5)(6)(7)(8):
       Amsterdam, Netherlands ...................             --                --               1              0.20
       Brabandt, Netherlands ....................              1              0.27              --                --
       Cologne, Germany .........................              1              0.28               1              0.33
       Lille, France ............................              1              0.06               2              0.15
       Lyon, France .............................              1              0.14               3              0.50
       Marseille, France ........................              1              0.14              --                --
       Milan, Italy .............................              2              0.35              --                --
       Neustadt, Germany ........................              1              0.28              --                --
       Paris, France ............................              3              0.66              57              6.36
       Rotterdam, Netherlands ...................              3              0.47               3              0.52
       Soest, Germany ...........................              1              0.31              --                --
       Warsaw, Poland ...........................              3              0.72               9              1.84
                                                      ----------        ----------      ----------        ----------
            Subtotal Europe(5)(6)(7)(8)  ........             18              3.68              76              9.90
                                                      ----------        ----------      ----------        ----------
               Total ............................          1,285(9)         100.00%          1,379(9)         100.00%
                                                      ==========        ==========      ==========        ==========

----------

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

                                                               PERCENTAGE         RENTABLE
                                                NO. OF          OCCUPANCY          SQUARE          INVESTMENT       ENCUMBRANCES
                                                BLDGS.             (1)            FOOTAGE              (2)               (3)
                                             ------------     ------------      ------------     --------------     ------------
     OPERATING FACILITIES OWNED AS
       OF DECEMBER 31, 2000(4):
       NORTH AMERICAN
          MARKETS(5)(6):
          Atlanta, Georgia .............               95            88.04%        9,131,533     $  277,710,625     $ 38,607,740
          Austin, Texas ................               35            94.66         2,156,609         84,052,795               --
          Birmingham, Alabama ..........                6           100.00         1,135,278         34,416,812               --
          Charlotte, North
            Carolina ...................               32            95.70         3,980,670        118,844,478       41,209,222
          Chattanooga, Tennessee .......                5           100.00         1,147,872         15,441,941               --
          Chicago, Illinois ............               61            93.51         7,689,671        309,206,016       45,610,450
          Cincinnati, Ohio .............               45            88.44         5,031,002        131,029,528       40,704,183
          Columbus, Ohio ...............               31            94.96         5,747,391        182,533,445       40,274,070
          Dallas/Fort Worth, Texas .....              116            86.64        11,805,472        393,707,124       67,742,912
          Denver, Colorado .............               26            95.26         3,094,209         83,268,800               --
          El Paso, Texas ...............               18            89.86         2,231,903         61,309,592        3,127,999
          Fort Lauderdale/Miami,
            Florida ....................               16            91.04         1,694,808         75,129,319        1,967,842
          Houston, Texas ...............               82            95.20         7,210,747        215,316,366       47,468,959
          I-95 Corridor, New
            Jersey .....................               30            95.31         4,836,537        212,130,095       28,339,021
          Indianapolis, Indiana ........               43            87.07         4,187,721        128,884,247               --
          Juarez, Mexico ...............                7            84.98           487,152         16,921,649               --
          Kansas City,
            Kansas/Missouri ............               29            95.83         1,578,487         59,009,721       13,086,357
          Las Vegas, Nevada ............               18            92.97         2,296,811        101,591,116       18,282,310
          Los Angeles/Orange County,
            California .................                2           100.00           289,283         13,762,044               --
          Louisville, Kentucky .........                7           100.00         1,469,988         35,339,694        6,339,495
          Memphis, Tennessee ...........               39            90.54         5,415,819        140,240,324       14,485,041
          Monterrey, Mexico ............               10            84.82         1,167,403         44,616,155               --
          Nashville, Tennessee .........               29            88.99         3,084,949         75,122,667               --
          Oklahoma City, Oklahoma ......                6            98.73           639,942         11,000,738               --
          Orlando, Florida .............               23            91.22         2,112,100         85,507,117       12,455,664
          Phoenix, Arizona .............               31            96.82         2,289,922         77,084,915               --
          Portland, Oregon .............               26            95.42         1,957,401         73,589,606          375,637
          Reno, Nevada .................               19            91.57         2,327,917         60,326,214               --
          Reynosa, Mexico ..............               12            86.32         1,140,853         34,169,766               --
          Rio Grande Valley
            (Brownsville), Texas .......               14            99.65           916,746         24,829,871        2,683,148
          Salt Lake City, Utah .........                7            98.19         1,643,468         43,068,889               --
          San Antonio, Texas ...........               46            93.39         3,906,603         99,555,608               --
          Seattle, Washington ..........               15           100.00         1,390,447         61,507,597        4,891,877
          San Francisco (East Bay),
            California .................               54            89.21         5,768,799        220,953,837       14,933,566
          San Francisco (South Bay),
            California .................               71            99.87         3,694,781        229,646,338       19,194,697
          St. Louis, Missouri ..........               15            85.97         1,621,825         48,473,098        9,299,966
          Tampa, Florida ...............               58            97.56         3,325,581        123,217,800       29,143,272
          Tijuana, Mexico ..............                4            88.24           615,120         22,447,732               --
          Tulsa, Oklahoma ..............                9           100.00           523,623         11,894,023               --
          Washington D.C./Baltimore,
            Maryland ...................               40            97.14         3,619,350        145,650,708       36,957,185
          Other ........................                3           100.00           160,998          5,529,529          431,360
                                             ------------     ------------      ------------     --------------     ------------
            Subtotal North
               America(5)(6) ...........            1,235            92.45       124,526,791      4,188,037,939      537,611,973
                                             ------------     ------------      ------------     --------------     ------------
       EUROPEAN
          MARKETS(7)(8)(9):
          Lille, France(10) ............                1            48.18            16,587          2,824,877               --
          Lyon, France .................                1           100.00           225,194          6,390,328               --
          Milan, Italy .................                2               --           444,122         16,197,430               --
          Paris, France ................                1           100.00           126,477          8,724,797               --
          Rotterdam, Netherlands .......                2               --           435,420         15,742,227               --
          Warsaw, Poland ...............                2            57.26           500,655         22,358,816               --
                                             ------------     ------------      ------------     --------------     ------------
            Subtotal
               Europe(7)(8)(9) .........                9            36.97         1,748,455         72,238,475               --
                                             ------------     ------------      ------------     --------------     ------------
               TOTAL OPERATING
                 FACILITIES OWNED AS
                 OF DECEMBER 31,
                 2000(4) ...............            1,244            91.68%      126,275,246     $4,260,276,414     $537,611,973
                                             ============     ============      ============     ==============     ============

                                                                                                           BUDGETED
                                                                         RENTABLE                        DEVELOPMENT
                                                         NO. OF           SQUARE         INVESTMENT         COSTS
                                                         BLDGS.          FOOTAGE            (2)              (11)
                                                      ------------     ------------     ------------     ------------
     FACILITIES UNDER DEVELOPMENT AS OF
       DECEMBER 31, 2000(12)(13):
        NORTH AMERICAN MARKETS:
          Atlanta, Georgia ......................                2          702,000     $ 10,331,338     $ 20,880,728
          Austin, Texas .........................                2          209,600        5,339,880        8,401,120
          Chicago, Illinois .....................                3          725,072       19,699,727       34,551,156
          Cincinnati, Ohio ......................                2          214,080        4,824,015        7,273,887
          Columbus, Ohio ........................                1          289,280        6,763,336        8,017,382
          El Paso, Texas ........................                1          239,131        5,368,005        7,414,958
          Fort Lauderdale/Miami, Florida ........                1           94,500        3,923,087        4,815,121
          I-95 Corridor, New Jersey .............                1          299,000        9,499,837       13,473,972
          Los Angeles/Orange County,
            California ..........................                4        1,084,192       43,248,515       60,824,068
          Louisville, Kentucky ..................                1          350,000        7,811,525       11,232,967
          Memphis, Tennessee ....................                1          360,000        8,486,140        9,790,347
          Reno, Nevada ..........................                1          218,500        2,233,218        8,133,784
          Reynosa, Mexico .......................                3          360,294        9,154,508       12,631,053
          Tijuana, Mexico .......................                1          141,290        3,334,101        5,164,760
          Washington D.C./Baltimore,
            Maryland ............................                8        1,037,261       16,963,318       44,862,321
                                                      ------------     ------------     ------------     ------------
            Subtotal North America ..............               32        6,324,200      156,980,550      257,467,624
                                                      ------------     ------------     ------------     ------------
       EUROPEAN MARKETS:
          Brabant, Netherlands ..................                1          307,700        6,911,138       12,405,285
          Cologne, Germany ......................                1          206,938        4,798,071       12,831,443
          Marseille, France .....................                1          230,576        1,247,178        6,537,121
          Neustadt, Germany .....................                1          212,266          903,551       12,986,249
          Paris, France .........................                2          675,129        4,709,040       21,932,720
          Rotterdam, Netherlands ................                1          157,154        1,056,700        6,135,349
          Soest, Germany ........................                1          305,579        2,136,294       14,204,828
          Warsaw, Poland ........................                1          291,940        7,277,460       10,678,623
                                                      ------------     ------------     ------------     ------------
            Subtotal Europe .....................                9        2,387,282       29,039,432       97,711,618
                                                      ------------     ------------     ------------     ------------
               TOTAL FACILITIES UNDER
                 DEVELOPMENT AS OF DECEMBER 31,
                 2000(12)(13) ...................               41        8,711,482     $186,019,982     $355,179,242
                                                      ============     ============     ============     ============

                                                                              INVESTMENT      ENCUMBRANCES
                                                              ACREAGE            (2)              (3)
                                                            ------------     ------------     ------------
     LAND HELD FOR DEVELOPMENT AS OF DECEMBER 31,
       2000(14)(15):
       NORTH AMERICAN MARKETS:
          Atlanta, Georgia ............................            228.3     $ 14,624,463     $         --
          Austin, Texas ...............................              7.2          763,323               --
          Charlotte, North Carolina ...................             25.3        2,554,060               --
          Chicago, Illinois ...........................            245.0       32,623,248               --
          Cincinnati, Ohio ............................             90.2        6,658,637               --
          Columbus, Ohio ..............................             56.5        2,242,658               --
          Dallas/Fort Worth, Texas ....................            182.6       11,390,734               --
          Denver, Colorado ............................             15.6        1,405,890               --
          El Paso, Texas ..............................            108.3        6,448,009               --
          Houston, Texas ..............................             64.9        5,299,734               --
          I-95 Corridor, New Jersey ...................             10.1          739,801               --
          Indianapolis, Indiana .......................             72.7        5,873,642               --
          Juarez, Mexico ..............................             21.4        3,812,547               --
          Kansas City, Kansas/Missouri ................             16.6        1,511,000               --
          Las Vegas, Nevada ...........................             61.8        6,937,917          312,974
          Los Angeles/Orange County, California .......             27.8        5,892,455               --
          Louisville, Kentucky ........................             13.0          600,409               --
          Memphis, Tennessee ..........................             47.9        3,631,205               --
          Monterrey, Mexico ...........................             25.9        3,875,347               --
          Orlando, Florida ............................             28.1        2,788,623               --
          Portland, Oregon ............................             18.0        2,848,334               --
          Reno, Nevada ................................             30.1        4,196,675               --
          Reynosa, Mexico .............................             82.6        6,456,419               --
          Rio Grande Valley (Brownsville), Texas ......             14.8          439,288               --
          Salt Lake City, Utah ........................             30.3        2,015,954               --
          San Antonio, Texas ..........................             58.1        5,289,233               --
          San Francisco (East Bay), California ........             77.6        5,953,538               --
          Seattle, Washington .........................             10.6        1,919,882               --
          Tampa, Florida ..............................             53.2        3,758,156               --
          Tijuana, Mexico .............................             14.1        2,926,257               --
          Washington D.C./Baltimore, Maryland .........             22.3        1,960,650               --
                                                            ------------     ------------     ------------
            Subtotal North America ....................          1,760.9      157,438,088          312,974
                                                            ------------     ------------     ------------
       EUROPEAN MARKETS:
          Barcelona, Spain ............................             70.8       19,971,847               --
          Brabant, Netherlands ........................              8.9        1,710,486               --
          Cologne, Germany ............................             13.4          613,824               --
          La Havre, France ............................            123.6        1,105,112               --
          Lyon, France ................................             17.6        2,014,115               --
          Milan, Italy ................................             16.2        1,223,960               --
          Tongeren, Belgium ...........................              3.3          182,189               --
          Warsaw, Poland ..............................             32.3        3,145,201               --
                                                            ------------     ------------     ------------
            Subtotal Europe ...........................            286.1       29,966,734               --
                                                            ------------     ------------     ------------
               TOTAL LAND HELD FOR DEVELOPMENT AS OF
                 DECEMBER 31, 2000(14)(15) ............          2,047.0     $187,404,822     $    312,974
                                                            ============     ============     ============

                                                                                                          BUDGETED
                                                                      RENTABLE                          DEVELOPMENT
                                         NO. OF                        SQUARE       INVESTMENT              COST       ENCUMBRANCES
                                         BLDGS.        ACREAGE        FOOTAGE           (2)                 (11)           (3)
                                      ------------   ------------   ------------   --------------       ------------   ------------
GRAND TOTALS AS OF DECEMBER 31,
  2000:
  Operating Facilities ............          1,244            n/a    126,275,246   $4,260,276,414                n/a   $537,611,973
  Facilities Under Development ....             41            n/a      8,711,482      186,019,982       $355,179,242            n/a
  Land Held for Development .......            n/a        2,047.0            n/a      187,404,822                n/a        312,974
                                      ------------   ------------   ------------   --------------       ------------   ------------
         Totals ...................          1,285        2,047.0    134,986,728   $4,633,701,218(16)   $355,179,242   $537,924,947
                                      ============   ============   ============   ==============       ============   ============

----------

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

                                                                    INVESTMENT                              LIMITED
                                                    FORMATION     IN REAL ESTATE         PROLOGIS'     PARTNERSHIP UNITS
                        ENTITY                        DATE         (IN MILLIONS)         OWNERSHIP        OUTSTANDING
                                                  ------------    --------------        ------------   -----------------
     ProLogis Limited
       Partnership-I(1) .....................             1993      $      211.0(2)            68.70%        4,520,532(3)
     ProLogis Limited
       Partnership-II .......................             1994      $       58.3(4)            97.80%           90,213(3)
     ProLogis Limited
       Partnership-III ......................             1994      $       52.0(5)            86.39%          376,347(3)
     ProLogis Limited
       Partnership-IV(6) ....................             1994      $      103.9(7)            98.50%           68,612(3)
     Meridian Realty Partners Limited
       Partnership ..........................               (8)     $       10.4(9)            88.00%           29,712(10)

----------

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

ProLogis Development Services

     ProLogis Development Services, which is part of the CDFS business segment, develops distribution facilities that are often disposed of to customers, third parties or entities in which ProLogis maintains an ownership interest. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers or third parties. ProLogis owns 100% of the non-voting preferred stock of ProLogis Development Services representing a 95% interest in ProLogis Development Services' earnings. ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities. A charitable trust owns 100% of the voting common stock of ProLogis Development Services but has no substantive role in the decision-making process regarding the operations of ProLogis Development Services. Accordingly, ProLogis has control of ProLogis Development Services and it is consolidated with ProLogis. ProLogis Development Services' real estate assets represented 9.7% of ProLogis' total real estate assets (at cost) as of December 31, 2000. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Code. Accordingly, provisions for federal and state income taxes are recognized, as appropriate. In October 2001, ProLogis acquired the voting common stock of ProLogis Development Services from the charitable trust for $1.3 million. As a result, ProLogis owns all of the outstanding stock of ProLogis Development Services.

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

     ProLogis invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT "qualifying" income (i.e., rental income and mortgage interest income) under the Code. To maintain its qualification as a REIT, ProLogis can collectively invest in these entities in amounts up to 25% of the fair market value of ProLogis' total assets, with a maximum per company investment of 5% of the fair market value of ProLogis' total assets. Of these investments, ProLogis Development Services, ProLogis Logistics, Frigoscandia S.A. and the Kingspark entities all own properties. ProLogis accounts for the investments in ProLogis Logistics, Frigoscandia S.A. and the Kingspark entities under the equity method. These entities' investments in properties are discussed under "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations". ProLogis Development Services is consolidated with ProLogis. Properties owned by ProLogis Development Services are included in the tables in "-- Geographic Distribution" and "-- Facilities" and ProLogis Development Services is discussed in "--

Consolidated Entities--ProLogis Development Services". See also "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Tax Legislation".

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

                                                                            RENTABLE           PERCENTAGE
                                                          NO. OF             SQUARE            OCCUPANCY           INVESTMENT
                                                          BLDGS.            FOOTAGE               (1)                 (2)
                                                      --------------     --------------      --------------      --------------
     NORTH AMERICA:
       ProLogis California(3):
       Los Angeles/Orange County,
          California ............................                 77         12,394,603               99.02%     $  581,845,469(4)
                                                      --------------     --------------      --------------      --------------
       ProLogis North American Properties
          Fund I(5):
       Atlanta, Georgia .........................                  4            970,568              100.00%         35,074,211
       Chicago, Illinois ........................                  1            249,576              100.00%         14,753,864
       Cincinnati, Ohio .........................                  2            297,720              100.00%         15,028,916
       Columbus, Ohio ...........................                  2            888,691               94.62%         30,242,818
       Dallas/Fort Worth, Texas .................                  1            492,500              100.00%         21,463,926
       Denver, Colorado .........................                  2            198,892              100.00%          9,113,621
       El Paso, Texas ...........................                  1            354,159              100.00%         13,600,194
       Houston, Texas ...........................                  2            238,450              100.00%         10,854,536
       Indianapolis, Indiana ....................                  2            719,829               86.77%         21,409,477
       Louisville, Kentucky .....................                  3            905,800               86.75%         33,686,361
       Nashville, Tennessee .....................                  1            412,800              100.00%         14,799,607
       Northern New Jersey ......................                  5          1,100,320               96.18%         58,916,082
       Phoenix, Arizona .........................                  1            156,410              100.00%          6,764,834
       Salt Lake City, Utah .....................                  3            396,600              100.00%         16,964,603
       San Antonio, Texas .......................                  1            244,800              100.00%          9,025,547
       San Francisco (East Bay),
          California ............................                  2            404,400              100.00%         16,923,718
                                                      --------------     --------------      --------------      --------------
                                                                  33          8,031,515               96.20%        328,622,315(6)
                                                      --------------     --------------      --------------      --------------
       ProLogis Principal:
       Dallas/Fort Worth, Texas .................                  3            440,016              100.00%         16,513,899(7)
                                                      --------------     --------------      --------------      --------------
               Subtotal North America ...........                113         20,866,134               97.95%        926,981,683
                                                      --------------     --------------      --------------      --------------
     EUROPE:
       ProLogis European Properties
          Fund(8)(9):
       Amsterdam, Netherlands ...................                  5            804,564              100.00%         55,965,952
       Annecy, France ...........................                  1             47,028               99.59%          2,336,941
       Barcelona, Spain .........................                  1            125,648              100.00%          5,381,639
       Birmingham, United Kingdom ...............                  5            714,116              100.00%         66,465,450
       Gelderland, Netherlands ..................                  2            499,880              100.00%         16,943,161
       Lille, France ............................                 12            376,492              100.00%         12,457,154
       London, United Kingdom ...................                  5          1,534,763               96.55%        157,133,640
       Lyon, France .............................                  3          1,147,981              100.00%         36,286,109
       Marseille, France ........................                  1            415,383               99.54%         20,641,441
       Metz, France .............................                  1            193,042              100.00%          6,685,238
       Paris, France ............................                 55          6,329,903               93.09%        295,634,811
       Rotterdam, Netherlands ...................                  6          1,161,906              100.00%         56,135,504
       Tongeren, Belgium ........................                  1            226,797              100.00%          8,433,913
       Venlo, Netherlands .......................                  1            232,383              100.00%         11,069,274
       Warsaw, Poland ...........................                  5            574,937               95.42%         40,712,816
                                                      --------------     --------------      --------------      --------------
               Subtotal Europe ..................                104         14,384,823               96.39%        792,283,043(10)
                                                      --------------     --------------      --------------      --------------
               TOTAL UNCONSOLIDATED
                 ENTITIES .......................                217         35,250,957               97.32%     $1,719,264,726
                                                      ==============     ==============      ==============      ==============

----------

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

     (10) ProLogis had a 34.4% ownership interest in ProLogis European Properties Fund as of December 31, 2000.

CDFS Business

     ProLogis recognizes 95% of the earnings of the Kingspark entities through its ownership of 100% of the non-voting preferred stock of Kingspark S.A. As of December 31, 2000, the Kingspark entities owned 13 operating facilities aggregating 1.6 million square feet at an investment of $139.2 million and 12 facilities under development aggregating 1.5 million square feet with a total budgeted development cost of $136.2 million. In addition, the Kingspark entities owned 332 acres and controlled 1,515 acres of land through purchase option, letter of intent, development rights agreement or contingent contract as of December 31, 2000. This land has the combined capacity for the future development of approximately 28.3 million square feet of distribution facilities. The Kingspark entities' facilities and land acreage are located in 12 cities or counties in the United Kingdom. See "Item 1. Business -- Business Strategy and Operating Segments -- CDFS Business Segment", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- CDFS Business" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

Temperature-Controlled Distribution Operations

     o ProLogis recognizes 95% of the earnings of ProLogis Logistics, which owns 100% of CSI. As of December 31, 2000, CSI owned or operated under lease agreements 59 facilities aggregating 175.9 million cubic feet of temperature-controlled distribution facilities (including 35.5 million cubic feet of dry distribution space located in temperature-controlled distribution facilities) in 28 cities in the United States and had 6.3 million cubic feet under development in Anaheim (4.0 million cubic feet) and Houston (2.3 million cubic feet).

     o ProLogis recognizes 95% of the earnings of Frigoscandia S.A., which owns, through its subsidiaries, 100% of Frigoscandia. Frigoscandia owned or operated under lease agreements 89 facilities aggregating
          187.7 million of cubic feet of temperature-controlled distribution facilities in 10 countries in Europe as of December 31, 2000.

     See "Item 1. Business-- Business Strategy and Operating Segments -- Temperature-Controlled Distributions Operations Segment", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations-- Temperature-Controlled Distribution Operations".

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AMENDED AND RESTATED INVESTOR AGREEMENT

         ProLogis and Security Capital are parties to a Third Amended and Restated Investor Agreement, dated as of September 9, 1997 (the "Investor Agreement"). Pursuant to the Investor Agreement, Security Capital has the right, so long as it owns between 10% and 25% of the Common Shares, to nominate one person to the Board. So long as Security Capital owns 25% or more of the Common Shares, Security Capital will be entitled to nominate a proportionate number of persons to the Board subject to a maximum of three nominees if the size of the Board does not increase above the current size of ten Trustees. In addition, ProLogis is required to consult with Security Capital's nominees to the Board prior to taking any action with respect to the following: (i) finalization of the annual budget and substantial deviations therefrom; (ii) the acquisition or sale of assets in a single transaction or group of related transactions where the price exceeds $25 million; (iii) any contract for investment, property management or leasing services: and (iv) any service contract providing for payments in excess of $1.0 million. ProLogis has no obligation to follow the advice of Security Capital with respect to the foregoing matters.

         Under the Investor Agreement, so long as it owns at least 25% of the Common Shares, Security Capital also has the right of prior approval with respect to the following matters: (i) the issuance of equity securities or securities convertible into equity securities (other than issuances in connection with option, dividend reinvestment and similar plans) for less than the fair market value of such securities; (ii) the issuance of any preferred shares which would result in the Fixed Charge Coverage Ratio (as defined therein) being less than 1.4 to 1.0; (iii) adopting any employee benefit plans under which Common Shares may be issued; and (iv) the compensation of senior officers of ProLogis; (v) the incurrence of additional indebtedness which would result in the Interest Expense Coverage Ratio (as defined therein) being less than 2.0 to 1.0.

ADMINISTRATIVE SERVICES AGREEMENT

         ProLogis and a subsidiary of Security Capital entered into an administrative services agreement (the "ASA"), pursuant to which Security Capital provides ProLogis with certain administrative and other services with respect to certain aspects of ProLogis' business, as selected from time to time by ProLogis at its option. These services include, but are not limited to, payroll and human resources, cash management, accounts payable, specified information systems support, research and insurance services. These services are provided in exchange for a fee based on negotiated rates for each service provided. Total fees incurred under the ASA were $2.5 million in 2000. ProLogis began transitioning these functions from Security Capital during 2000 and ProLogis has assumed substantially all of the functions previously provided by Security Capital. The ASA expired on December 31, 2000. Security Capital is continuing to provide the services not yet assumed by ProLogis under a month-to-month agreement until the transition is completed, for which ProLogis paid $820,995 through December 31, 2001. ProLogis believes that the terms and conditions of the administrative services agreement are as favorable as those that could have been obtained from unaffiliated third parties.

FINANCIAL ADVISORY FEES

         Macquarie Capital Partners LLC (prior to January 2001 Security Capital Markets Group Incorporated), an affiliate of Security Capital, provided financial advisory and investment banking services to ProLogis. During 2000, ProLogis paid investment advisory fees of $104,000 to Security Capital Markets Group Incorporated related to additional equity contributed by The New York State Common Retirement Fund to ProLogis California I LLC, a limited liability company whose members are ProLogis and The New York State Common Retirement Fund.

PROTECTION OF BUSINESS AGREEMENT

         Prior to September 9, 2000, Security Capital and ProLogis were parties to a protection of business agreement which prohibited Security Capital and its affiliates from providing, anywhere within the United States, directly or indirectly, management services to any entity that owns or operates real property that is or is planned to be used primarily for distribution and light manufacturing properties. The protection of business agreement terminated on September 9, 2000.

PARTNERSHIP AFFILIATIONS

         As part of its acquisition program of industrial distribution facilities, ProLogis has consummated certain transactions pursuant to which it contributed cash, and third party partnerships contributed a portfolio of facilities, to ProLogis Limited Partnership -- I. Irving F. Lyons, III, President, Chief Investment Officer and Trustee of ProLogis, is a partner in ProLogis Limited Partnership - I, holding an indirect 2.9% limited partnership interest (which could increase to 3.3% if the partnership meets certain distribution levels) valued at $8,906,323, based on the December 31, 2001 closing price of Common Shares. Mr. Lyons also owns minority interests in a substantial amount of undeveloped industrial land near ProLogis' industrial distribution parks in the San Francisco Bay Area. ProLogis has purchased options and rights of first refusal with respect to all sales of land and build-to-suit opportunities involving this property. The ProLogis Limited Partnership -- I transaction and the prices for such options (which are fixed or determined pursuant to formulas) were negotiated at arm's length prior to Mr. Lyons' affiliation with ProLogis.

PREFERRED STOCK SUBSIDIARIES

         ProLogis has invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Code. The voting common stock of these companies was held by four entities in which ProLogis did not have an ownership interest. ProLogis' largest shareholder, Security Capital Group Incorporated, had a non-controlling ownership interest in two of these entities. During 2000, certain amendments to the Code were passed that were to be effective in January 2001. The Code, as amended in 2001, would allow for ProLogis to have a voting ownership interest in these entities; however, many of the states in which ProLogis operates had not amended their income tax laws governing REITs to coincide with the amendments made to the Code. For ProLogis to continue to qualify as a REIT under applicable state income tax laws, the non-voting preferred stock ownership structure had to continue after the Code amendments took effect in January 2001.

         In anticipation of the changes in the Code, ProLogis began negotiating purchase agreements with the owners of the voting common stock in three of the entities. Rather than postpone the completion of these purchases pending changes to the state income tax laws governing REITs, the purchase of the voting common stock of each entity was completed with the voting interest in these entities acquired by Mr. K. Dane Brooksher, ProLogis' chairman and chief executive officer. The transactions through which Mr. Brooksher became an owner in these entities are further discussed below. The purchase of the voting common stock of one of the entities, ProLogis Development Services, was not completed until October 2001. As the state income tax laws governing REITs had been amended at that time, ProLogis directly acquired the voting common stock of this entity. ProLogis is currently evaluating the most effective manner in which it holds its investment in these entities as a result of the changes to applicable state income tax laws.

         On January 5, 2001, a newly formed limited liability company, Kingspark LLC, of which Mr. Brooksher, ProLogis' chairman, is the voting member and ProLogis is the non-voting member, acquired the ordinary shares of Kingspark Holding S.A. (an entity in which ProLogis owns all of the non-voting preferred stock) from Kingspark Holdings LLC (a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital owned 100% of the non-voting interests) for approximately $8.1 million. The entire purchase price of $8.1 million was funded by ProLogis either directly or through loans to Kingspark LLC or Mr. Brooksher. The ProLogis loan to Kingspark LLC was in the principal amount of $7.3 million, is due January 5, 2006 and bears interest at an annual rate of 8%. ProLogis made a direct capital contribution to Kingspark LLC in the amount of $770,973. Mr. Brooksher's $40,557 capital contribution to Kingspark LLC was loaned to Mr. Brooksher by ProLogis, which recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8%. ProLogis owns 95% of the membership interests (all non-voting) and Mr. Brooksher owns 5% of the membership interests (all voting) of Kingspark LLC and Mr. Brooksher is its managing member. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher will not receive any compensation in connection with being the managing member. His membership interest entitles him to dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. ProLogis structured the transaction in the manner described above to enable ProLogis to continue to qualify as a REIT under applicable state income tax laws. As the state income tax laws governing REITs were eventually changed in 2001 such that ProLogis would be able to own 100% of this entity, ProLogis is in the process of evaluating the most effective manner to restructure its investment in this entity.

         Also on January 5, 2001, a newly formed limited liability company of which Mr. Brooksher is the voting member and ProLogis is the non-voting member, acquired the common shares of Frigoscandia S.A. and ProLogis Logistics Services Incorporated (both entities in which ProLogis owns all of the non-voting preferred stock) for an aggregate of approximately $3.3 million. The common shares of Frigoscandia S.A. were owned by a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital owned 100% of the non-voting interests. The common shares of ProLogis Logistics Services Incorporated were owned by a limited liability company in which unrelated third parties owned all of the membership interest. Mr. Brooksher contributed $50,000 to the capital of the newly formed limited liability company. ProLogis loaned CSI/Frigo LLC $2.9 million, which loan is due January 5, 2011 and bears interest at an annual rate of 8%. ProLogis also made a capital contribution to CSI/Frigo LLC in the amount of $404,545. ProLogis owns 89% of the membership interests (all non-voting) and Mr. Brooksher owns 11% of the membership interests (all voting) of CSI/Frigo LLC. Mr. Brooksher is the managing member of CSI/Frigo LLC. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis will recognize 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher will not receive any compensation in connection with being the managing member. Mr. Brooksher's membership interest and the provisions of the participating note entitle him to dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. ProLogis structured the transaction in the manner described above to enable ProLogis to continue to qualify as a REIT under applicable state income tax laws. As the state income tax laws governing REITs were eventually changed in 2001 such that ProLogis would be able to own 100% of this entity, ProLogis is in the process of evaluating the most effective manner to hold its investments in these entities given it's long-term objectives with respect to investments in this business segment and given that it does not control these entities.

         As a result of the foregoing transactions, Mr. Brooksher has an effective 0.04% interest in the earnings of ProLogis Logistics Services Incorporated, an effective 0.25% interest in the earnings of Frigoscandia S.A. and an effective 0.25% interest in the earnings of Kingspark Holding S.A. Mr. Brooksher receives no compensation in connection with his interest in these companies.

         In 2000, ProLogis invested in two technology companies whose income was not REIT qualifying income under the Code (amendments to the Code and state income tax laws governing REITs were not in effect at this time). These investments were structured whereby ProLogis would have only a non-voting preferred stock ownership interest. To complete the transactions, Mr. Brooksher acquired the voting ownership interest in each entity. These investments are discussed below.

         In July 2000, ProLogis acquired an indirect interest in Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.). In order to facilitate the acquisition, ProLogis acquired all of the non-voting preferred stock of GoProLogis Incorporated ("GoProLogis"), representing a 98% interest in the earnings of GoProLogis. GoProLogis holds the direct investment in Vizional Technologies, Inc. Mr. Brooksher acquired all of the voting common stock of GoProLogis, representing a 2% interest in the earnings of GoProLogis and is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis and ProLogis does not have the right to acquire Mr. Brooksher's ownership interest in 2000. However, beginning in 2001, an option agreement does allow ProLogis to acquire Mr. Brooksher's ownership interest for a price equal to the outstanding principal amount of the promissory note plus accrued and unpaid interest. GoProLogis invested $25.0 million in the preferred stock of Vizional Technologies. GoProLogis also received $30.4 million of preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period. ProLogis structured the transaction in the manner described above to enable ProLogis to continue to qualify as a REIT under applicable state income tax laws. As the state income tax laws governing REITs were eventually changed in 2001 such that ProLogis would be able to own 100% of this entity, ProLogis is in the process of evaluating the most effective manner to restructure its investment in this entity.

         In September 2000, ProLogis acquired an indirect interest in PhatPipe, Inc. In order to facilitate the acquisition, ProLogis acquired all of the non-voting preferred stock of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe"), representing a 98% interest in the earnings of ProLogis PhatPipe. ProLogis PhatPipe holds the direct investment in PhatPipe, Inc. Mr. Brooksher acquired all of the voting common stock of ProLogis PhatPipe, representing a 2% interest in the earnings of ProLogis PhatPipe and is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed an aggregate of $122,449 principal amount of recourse promissory notes to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis does not have the right to acquire Mr. Brooksher's ownership interest in 2000. However, beginning in 2001, an option agreement does allow ProLogis to acquire Mr. Brooksher's ownership interest for a price equal to the outstanding principal amount of the promissory notes plus accrued and unpaid interest. ProLogis PhatPipe invested $3.5 million in the preferred stock of PhatPipe, Inc. and has committed to fund a total of $8.0 million in ProLogis PhatPipe by March 31, 2001 pursuant to the terms of a stock purchase agreement. ProLogis PhatPipe also received $3.5 million of preferred stock of

PhatPipe, Inc. under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period. ProLogis structured the transaction in the manner described above to enable ProLogis to continue to qualify as a REIT under applicable state income tax laws. As the state income tax laws governing REITs were eventually changed in 2001 such that ProLogis would be able to own 100% of this entity, ProLogis is in the process of evaluating the most effective manner to restructure its investment in this entity.

LEASING TRANSACTIONS

         ProLogis leases space to Security Capital and certain of its affiliates on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties. ProLogis' rental income related to these leases were $534,000, $757,000, $756,000, and $717,000 for the years ended December 31, 2001, 2000, 1999, and 1998, respectively. As of December 31, 2000, 109,804 square feet were leased to related parties. The annualized rental revenue for these leases is $763,000. As of December 31, 2001, 60,103 square feet were leased to related parties. The annualized rental revenue for these leases is $472,000.

LOANS TO EXECUTIVE OFFICERS

         In 1997, ProLogis made the following loans to the Named Executive Officers for the purchase price of Common Shares pursuant to the share purchase program which loans remain outstanding (balances as of March 15, 2001): Mr. Brooksher, $1,862,600; Mr. Lyons, $1,862,600; Mr. Rakowich, $931,300; Mr.
Seiple, $931,300, and Mr. Watson, $1,117,548. Each loan is full recourse to the executive officer and is secured by the purchased Common Shares. The loans bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6.0% per annum, and have a ten-year term. The loans will become due and payable
(i) immediately upon the sale of the purchased Common Shares or ProLogis' termination of the executive officer's employment for cause, (ii) 180 days after ProLogis' termination of the executive officer's employment following a change in control, (iii) 365 days after termination of the executive officer's employment by reason of death, disability or retirement or (iv) 90 days after termination of the executive officer's employment for any other reason.

         In 2001, ProLogis entered into a loan with K. Dane Brooksher. The proceeds of the loan were used by Mr. Brooksher to repay a loan from Security Capital which was made by Security Capital while Mr. Brooksher was an employee of Security Capital. Under the terms of the promissory note, ProLogis lent Mr. Brooksher $474,997.50, which amount was due on January 31, 2002. A payment of $237,500 on the principal amount was paid to ProLogis in January 2001 from the proceeds of Mr. Brooksher's target bonus for 2000. The balance was repaid by Mr. Brooksher from the proceeds of Mr. Brooksher's target bonus for 2001 in January 2002. Interest on the unpaid principal amount outstanding accrued at a floating rate per annum equal to ProLogis' line of credit rate charged by Bank of America (LIBOR plus 75 basis points). Accrued interest is due and payable semi-annually during the term of the loan beginning on January 4, 2001 and thereafter on each July 4 and January 4 until payment in full.

         In 2001, ProLogis entered into a loan with Robert J. Watson. The proceeds of the loan were used by Mr. Watson to repay a loan from Security Capital which was made by Security Capital while Mr. Watson was an employee of Security Capital. Under the terms of the promissory note, ProLogis lent Mr. Watson $90,000, which amount is due on September 1, 2003. Interest on the unpaid principal amount outstanding accrues at a floating rate per annum equal to ProLogis' line of credit rate charged by Bank of America (LIBOR plus 75 basis points). Accrued interest is due and payable annually during the term of the loan beginning on January 31, 2001 and thereafter on each January 31 until payment in full.

SPECIAL EQUITY AGREEMENT

         In December 2000, ProLogis and Mr. Brooksher entered into a Special Equity Agreement. Pursuant to the agreement, the parties agreed that Mr. Brooksher would continue his employment with ProLogis through December 31, 2003. In connection with the agreement, ProLogis agreed that the expiration date of each existing option held by Mr. Brooksher under the 1997 Long-Term Incentive Plan shall be no later than the fifth anniversary of the first to occur of Mr. Brooksher's retirement, disability or death but in no event later than the tenth anniversary of the date on which the option was granted. ProLogis further agreed that the expiration date of each option granted in the future to Mr. Brooksher under the 1997 Long-Term Incentive Plan shall be no later than the fifth anniversary of the first to occur of Mr. Brooksher's retirement, disability, or death but in no event later than the tenth anniversary of the date on which the option was granted. Notwithstanding the foregoing, any dividend equivalent units granted with respect to options granted to or held by Mr. Brooksher will not be credited after the first anniversary of the first to occur of Mr. Brooksher's retirement, disability or death.

    Pursuant to the Special Equity Agreement, ProLogis also agreed to grant Mr. Brooksher on December 31, 2000, 167,500 restricted share units under the 1997 Long-Term Incentive Plan. The restricted share units granted to Mr. Brooksher will vest in equal installments on December 31, 2004, 2005, 2006, and 2007, subject to earlier vesting upon a change in control (as defined in the 1997 Long-Term Incentive Plan). Prior to settlement of the restricted share units, dividends will be paid with respect to the restricted share units. The restricted share units will be settled in Common Shares.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

     (a) Financial Statements and Schedules:

     1. Financial Statements:

     See Index to Consolidated Financial Statements, which is incorporated herein by reference.

     3. Exhibits:

     See Index to Exhibits, which is incorporated herein by reference.

          (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                                                                       PAGE
                                                                                                       ----
           ProLogis Trust:
             Report of Independent Public Accountants..........................................         38
             Consolidated Balance Sheets.......................................................         39
             Consolidated Statements of Earnings...............................................         40
             Consolidated Statements of Shareholders' Equity...................................         41
             Consolidated Statements of Cash Flows.............................................         42
             Notes to Consolidated Financial Statements........................................         43
             Report of Independent Public Accountants..........................................
             Schedule III-- Real Estate and Accumulated Depreciation...........................

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

Arthur Andersen LLP

Chicago, Illinois
March 15, 2001

                                 PROLOGIS TRUST

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                     DECEMBER 31,
                                                                            ------------------------------
                                                                                2000              1999
                                                                            ------------      ------------
     Real estate ......................................................     $  4,689,492      $  4,974,951
       Less accumulated depreciation ..................................          476,982           366,703
                                                                            ------------      ------------
                                                                               4,212,510         4,608,248
     Investments in and advances to unconsolidated entities ...........        1,453,148           940,364
     Cash and cash equivalents ........................................           57,870            69,338
     Accounts and notes receivable ....................................           50,856            46,998
     Other assets .....................................................          171,950           183,092
                                                                            ------------      ------------
              Total assets ............................................     $  5,946,334      $  5,848,040
                                                                            ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
       Lines of credit ................................................     $    439,822      $     98,700
       Senior unsecured debt ..........................................        1,699,989         1,729,630
       Other unsecured debt ...........................................               --            30,892
       Secured debt ...................................................          537,925           695,586
       Accounts payable and accrued expenses (including amount
         due to affiliate of $221 in 1999) ............................          107,494           117,872
       Construction payable ...........................................           40,925            23,064
       Distributions and dividends payable ............................           57,739            54,939
       Other liabilities ..............................................           88,439            81,549
                                                                            ------------      ------------
              Total liabilities .......................................        2,972,333         2,832,232
                                                                            ------------      ------------
     Minority interest ................................................           46,630            62,072
     Shareholders' equity:
       Series A Preferred Shares; $0.01 par value; 5,400,000
         shares issued and outstanding at December 31, 2000 and
         1999; stated liquidation preference of $25.00 per
         share ........................................................          135,000           135,000
       Series B Convertible Preferred Shares; $0.01 par value;
         6,256,100 shares issued and outstanding at December 31,
         2000 and 7,020,703 shares issued and outstanding at
         December 31, 1999; stated liquidation preference of
         $25.00 per share .............................................          156,403           175,518
       Series C Preferred Shares; $0.01 par value; 2,000,000
         shares issued and outstanding at December 31, 2000 and
         1999; stated liquidation preference of $50.00 per
         share ........................................................          100,000           100,000
       Series D Preferred Shares; $0.01 par value; 10,000,000
         shares issued and outstanding at December 31, 2000 and
         1999; stated liquidation preference of $25.00 per
         share ........................................................          250,000           250,000
       Series E Preferred Shares; $0.01 par value; 2,000,000
         shares issued and outstanding at December 31, 2000 and
         1999; and stated liquidation preference of $25.00 per
         share ........................................................           50,000            50,000
       Common shares of beneficial interest; $0.01 par value;
         165,287,358 shares issued and outstanding at December
         31, 2000 and 161,825,466 shares issued and outstanding
         at December 31, 1999 .........................................            1,653             1,618
     Additional paid-in capital .......................................        2,740,136         2,663,350
     Employee share purchase notes ....................................          (18,556)          (22,906)
     Accumulated other comprehensive income ...........................          (33,768)           (9,765)
     Distributions in excess of net earnings ..........................         (453,497)         (389,079)
                                                                            ------------      ------------
              Total shareholders' equity ..............................        2,927,371         2,953,736
                                                                            ------------      ------------
              Total liabilities and shareholders' equity ..............     $  5,946,334      $  5,848,040
                                                                            ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               2000            1999            1998
                                                                            ----------      ----------      ----------
     Income:
       Rental income ..................................................     $  480,088      $  491,826      $  345,046
       Other real estate income .......................................         78,103          46,678          17,554
       Income from unconsolidated entities ............................         78,063          22,519           2,755
       Interest .......................................................          7,267           6,369           2,752
                                                                            ----------      ----------      ----------
               Total income ...........................................        643,521         567,392         368,107
                                                                            ----------      ----------      ----------
     Expenses:
       Rental expenses, net of recoveries $91,706 in 2000,
          $87,907 in 1999 and $57,415 in 1998 and including
          amounts paid to affiliate of $1,188 in 2000, $1,314 in
          1999 and $984 in 1998 .......................................         27,177          33,501          27,120
       General and administrative, including amounts paid to
          affiliate of $958 in 2000, $1,582 in 1999 and $1,992 in
          1998 ........................................................         44,954          38,284          22,893
       Depreciation and amortization ..................................        151,483         152,447         100,590
       Interest .......................................................        172,191         170,746          77,650
       Interest rate hedge expense ....................................             --             945          26,050
       Other ..........................................................          5,909           4,920           6,187
                                                                            ----------      ----------      ----------
               Total expenses .........................................        401,714         400,843         260,490
                                                                            ----------      ----------      ----------
     Earnings from operations .........................................        241,807         166,549         107,617
     Minority interest share in earnings ..............................          5,586           4,979           4,681
                                                                            ----------      ----------      ----------
     Earnings before gain on disposition of real estate and
       foreign currency exchange gains (losses) .......................        236,221         161,570         102,936
     Gain on disposition of real estate ...............................          1,314          38,994           5,565
     Foreign currency hedge income ....................................             --              --           2,054
     Foreign currency exchange gains (losses), net ....................        (17,927)        (16,818)          2,938
                                                                            ----------      ----------      ----------
     Earnings before income taxes .....................................        219,608         183,746         113,493
     Income taxes:
       Current income tax expense .....................................            900           1,472             368
       Deferred income tax expense ....................................          4,230              --           1,796
                                                                            ----------      ----------      ----------
               Total income taxes .....................................          5,130           1,472           2,164
                                                                            ----------      ----------      ----------
     Earnings before cumulative effect of accounting change ...........        214,478         182,274         111,329
     Cumulative effect of accounting change ...........................             --           1,440              --
                                                                            ----------      ----------      ----------
     Net earnings .....................................................        214,478         180,834         111,329
     Less preferred share dividends ...................................         56,763          56,835          49,098
                                                                            ----------      ----------      ----------
     Net earnings attributable to Common Shares .......................     $  157,715      $  123,999      $   62,231
                                                                            ==========      ==========      ==========
     Weighted average Common Shares outstanding-- Basic ...............        163,651         152,412         121,721
                                                                            ==========      ==========      ==========
     Weighted average Common Shares outstanding-- Diluted .............        164,401         152,739         122,028
                                                                            ==========      ==========      ==========
     Basic per share net earnings attributable to Common Shares:
       Earnings before cumulative effect of accounting change .........     $     0.96      $     0.82      $     0.51
       Cumulative effect of accounting change .........................             --           (0.01)             --
                                                                            ----------      ----------      ----------
               Net earnings attributable to Common Shares .............     $     0.96      $     0.81      $     0.51
                                                                            ==========      ==========      ==========
     Diluted per share net earnings attributable to Common
       Shares:
       Earnings before cumulative effect of accounting change .........     $     0.96      $     0.82      $     0.51
       Cumulative effect of accounting change .........................             --           (0.01)             --
                                                                            ----------      ----------      ----------
               Net earnings attributable to Common Shares .............     $     0.96      $     0.81      $     0.51
                                                                            ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                          2000              1999              1998
                                                                      ------------      ------------      ------------
     Common Shares -- Number of shares at beginning of year .....          161,825           123,416           117,364
       Sale of Common Shares ....................................               --                --             5,494
       Issuance of Common Shares under plans and through
         warrants ...............................................            1,642               344                30
       Limited partnership units converted to Common Shares .....              238                14                20
       Series B preferred shares converted to Common Shares .....              980               663               593
       Retirements of employee share purchase notes .............               --                --               (85)
       Common Shares issued in merger with Meridian .............               --            37,388                --
       Common Shares issued in acquisition of unconsolidated
         entity .................................................              602                --                --
                                                                      ------------      ------------      ------------
     Common Shares -- Number of shares at end of year ...........          165,287           161,825           123,416
                                                                      ============      ============      ============
     Common Shares at beginning of year .........................     $    1,618.2      $    1,234.2      $    1,173.8
       Sale of Common Shares ....................................               --                --              54.9
       Issuance of Common Shares under plans and through
         warrants ...............................................             16.4               3.4               0.2
       Limited partnership units converted to Common Shares .....              2.4               0.1               0.2
       Series B preferred shares converted to Common Shares .....              9.8               6.6               5.9
       Retirements of employee share purchase notes .............               --                --              (0.8)
       Common Shares issued in merger with Meridian .............               --             373.9                --
       Common Shares issued in acquisition of unconsolidated
         entity .................................................              6.0                --                --
                                                                      ------------      ------------      ------------
     Common Shares at end of year ...............................     $    1,652.8      $    1,618.2      $    1,234.2
                                                                      ============      ============      ============
     Preferred Shares at beginning of year ......................     $    710,518      $    673,440      $    435,008
       Series B preferred shares converted to Common Shares .....          (19,115)          (12,922)          (11,568)
       Sale of Series D preferred shares ........................               --                --           250,000
       Issuance of Series E preferred shares in merger with
         Meridian ...............................................               --            50,000                --
                                                                      ------------      ------------      ------------
     Preferred Shares at end of year ............................     $    691,403      $    710,518      $    673,440
                                                                      ============      ============      ============
     Additional Paid-in Capital at beginning of year ............     $  2,663,350      $  1,907,232      $  1,773,465
       Issuance of Common Shares under plans and through
         warrants ...............................................           30,251             6,327               521
       Limited partnership units converted to Common Shares .....            8,167               205               302
       Series B preferred shares converted to Common Shares .....           19,105            12,916            11,562
       Sale of Common Shares and Series D preferred shares ......               --                --           121,810
       Retirements of employee share purchase notes .............               --                --            (2,039)
       Sale of options to unconsolidated entities ...............            2,153             1,226             1,333
       Stock-based compensation .................................            5,238             2,137               278
       Preferred and Common Shares issued in merger with
         Meridian ...............................................               --           733,307                --
       Common Shares issued in acquisition of unconsolidated
         entity .................................................           11,872                --                --
                                                                      ------------      ------------      ------------
     Additional Paid-in Capital at end of year ..................     $  2,740,136      $  2,663,350      $  1,907,232
                                                                      ============      ============      ============
     Employee share purchase notes at beginning of year .........     $    (22,906)     $    (25,247)     $    (27,186)
       Retirements of employee share purchase notes .............               --                --             1,796
       Principal payments on employee share purchase notes ......            4,350             2,341               143
                                                                      ------------      ------------      ------------
     Employee share purchase notes at end of year ...............     $    (18,556)     $    (22,906)     $    (25,247)
                                                                      ============      ============      ============
     Accumulated other comprehensive income at beginning of
       year .....................................................     $     (9,765)     $         23      $        (63)
       Foreign currency translation adjustments .................          (24,003)           (9,788)               86
                                                                      ------------      ------------      ------------
     Accumulated other comprehensive income at end of year ......     $    (33,768)     $     (9,765)     $         23
                                                                      ============      ============      ============
     Distributions in excess of net earnings at beginning of
       year .....................................................     $   (389,079)     $   (300,314)     $   (205,661)
       Net earnings .............................................          214,478           180,834           111,329
       Preferred share dividends ................................          (56,763)          (56,835)          (49,098)
       Common Share distributions paid ..........................         (165,123)         (158,554)         (117,601)
       Common Share distributions accrued .......................          (57,010)          (54,210)          (39,283)
                                                                      ------------      ------------      ------------
     Distributions in excess of net earnings at end of year .....     $   (453,497)     $   (389,079)     $   (300,314)
                                                                      ============      ============      ============
     Total shareholders' equity at end of year ..................     $  2,927,371      $  2,953,736      $  2,256,368
                                                                      ============      ============      ============
     Comprehensive income for the year:
       Net earnings .............................................     $    214,478      $    180,834      $    111,329
       Preferred share dividends ................................          (56,763)          (56,835)          (49,098)
       Foreign currency translation adjustments .................          (24,003)           (9,788)               86
                                                                      ------------      ------------      ------------
     Comprehensive income for the year ..........................     $    133,712      $    114,211      $     62,317
                                                                      ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                2000              1999              1998
                                                                            ------------      ------------      ------------
     Operating activities:
       Net earnings ...................................................     $    214,478      $    180,834      $    111,329
       Minority interest share in earnings ............................            5,586             4,979             4,681
       Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization ................................          151,483           152,447           100,590
         Gain on disposition of real estate ...........................           (1,314)          (38,994)           (5,565)
         Straight-lined rents .........................................           (6,716)           (9,889)           (6,756)
         Amortization of deferred loan costs ..........................            4,597             4,440             2,200
         Stock-based compensation .....................................            3,811             1,657               278
         (Income) loss from unconsolidated entities ...................          (64,239)          (20,948)           11,108
       Foreign currency exchange (gains) losses, net ..................           20,956            11,344            (3,227)
       Foreign currency hedge income ..................................               --                --            (2,054)
       Interest rate hedge expense ....................................               --               945            26,050
       Cumulative effect of accounting change .........................               --             1,440                --
       Increase in accounts receivable and other assets ...............          (31,452)          (37,344)          (36,824)
       Increase in accounts payable, accrued expenses and other
         liabilities ..................................................           39,639            20,480            36,443
                                                                            ------------      ------------      ------------
             Net cash provided by operating activities ................          336,829           271,391           238,253
                                                                            ------------      ------------      ------------
     Investing activities:
       Real estate investments ........................................         (639,692)         (464,406)         (695,764)
       Tenant improvements and lease commissions on previously
         leased space .................................................          (19,623)          (19,751)          (12,757)
       Recurring capital expenditures .................................          (23,895)          (28,114)           (8,038)
       Proceeds from dispositions of real estate ......................          496,744           569,981           109,336
       Investments in and advances to unconsolidated entities .........         (188,750)         (141,037)         (657,499)
       Cash balances contributed with ProLogis European
         Properties S.a.r.l ...........................................          (17,968)               --                --
       Cash acquired in merger with Meridian ..........................               --            48,962                --
                                                                            ------------      ------------      ------------
             Net cash used in investing activities ....................         (393,184)          (34,365)       (1,264,722)
                                                                            ------------      ------------      ------------
     Financing activities:
       Proceeds from sale of shares, net of expenses ..................               --                --           371,865
       Proceeds from exercised warrants and stock options and
         from dividend reinvestment and share purchase plans ..........           30,734             6,331               521
       Repurchase of Common Shares ....................................               --                --              (244)
       Proceeds from secured financing transactions ...................               --           466,075            66,000
       Proceeds from issuance of senior unsecured debt ................               --           500,000           374,463
       Debt issuance and other transaction costs incurred .............           (4,598)          (58,248)           (5,848)
       Distributions paid on Common Shares (includes $11,132 paid
         to shareholders of Meridian in 1999) .........................         (219,333)         (208,969)         (151,050)
       Distributions paid to minority interest holders ................           (7,123)           (7,251)           (6,409)
       Dividends paid on preferred shares (includes $729 paid to
         shareholders of Meridian in 1999) ............................          (56,763)          (56,835)          (49,098)
       Principal payments on senior unsecured debt ....................          (30,000)          (12,500)          (15,000)
       Principal payments received on and retirements of employee
         share purchase notes .........................................            4,350             2,341               143
       Net proceeds from (payments on) derivative financial
         instruments ..................................................              808           (27,715)           (3,974)
       Payments to Meridian shareholders ..............................               --           (67,581)               --
       Proceeds from lines of credit and short-term borrowings ........        1,075,473         1,939,845         1,569,225
       Payments on lines of credit and short-term borrowings ..........         (734,351)       (2,335,445)       (1,074,925)
       Payment on line of credit assumed in merger with
         Meridian .....................................................               --          (328,400)               --
       Regularly scheduled principal payments on secured debt .........           (7,100)           (6,560)           (5,658)
       Principal payments on secured debt at maturity and
         prepayments ..................................................           (7,210)          (35,916)           (5,411)
                                                                            ------------      ------------      ------------
             Net cash provided by (used in) financing
               activities .............................................           44,887          (230,828)        1,064,600
                                                                            ------------      ------------      ------------
     Net increase (decrease) in cash and cash equivalents .............          (11,468)            6,198            38,131
     Cash and cash equivalents, beginning of year .....................           69,338            63,140            25,009
                                                                            ------------      ------------      ------------
     Cash and cash equivalents, end of year ...........................     $     57,870      $     69,338      $     63,140
                                                                            ============      ============      ============

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

     ProLogis Development Services Incorporated ("ProLogis Development Services") is a subsidiary of ProLogis that operates in the CDFS business. See
Note 10. ProLogis owns 100% of the non-voting preferred stock of ProLogis Development Services representing a 95% interest in its earnings. ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities. A charitable trust owns 100% of the voting common stock of ProLogis Development Services but has no substantive role in the decision-making process regarding operations of ProLogis Development Services. Accordingly, ProLogis has control of ProLogis Development Services and it is consolidated with ProLogis. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Code. Accordingly, provisions for federal and state income taxes are recognized, as appropriate.

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

Minority Interest

     ProLogis acquired a controlling interest in five partnerships that owned real estate, which are now consolidated in ProLogis' financial statements. These five partnerships are ProLogis Limited Partnership - I, ProLogis Limited Partnership - II, ProLogis Limited Partnership - III, ProLogis Limited Partnership - IV and Meridian Realty Partners Limited Partnership. The acquisition of the controlling interest resulted in a step-up to fair value of the real estate owned by the partnerships. Therefore, the minority interest in the partnerships has been stated at each holders' respective share of the fair value of the real estate at the date of acquisition, as adjusted for subsequent earnings, contributions and distributions. Common Shares issued upon exchange of limited partnership units are accounted for at the cost of the minority interest surrendered.

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

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                                               YEAR ENDED DECEMBER 31,
                                                                         2000            1999            1998
                                                                      ----------      ----------      ----------
     Gains (losses) from the remeasurement of third party
       debt and remeasurement and settlement of intercompany
       debt, net ................................................     $  (18,762)     $  (16,549)     $    3,227
     Mark to market losses on foreign currency put option
       contracts(1) .............................................           (854)            (47)             --
     Gains (losses) from the settlement of foreign currency
       put option contracts, net ................................          1,481             (45)             --
     Other gains (losses), net ..................................            208            (177)           (289)
                                                                      ----------      ----------      ----------
                                                                      $  (17,927)     $  (16,818)     $    2,938
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

3. REAL ESTATE

Real Estate Investments

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                               DECEMBER 31,
                                                                         2000                 1999
                                                                      ----------           ----------
     Operating facilities:
       Improved land ............................................     $  648,950(1)        $  736,605(1)
       Buildings and improvements ...............................      3,619,543(1)         3,871,396(1)
                                                                      ----------           ----------
                                                                       4,268,493            4,608,001
     Facilities under development (including cost of land) ......        186,020(2)(3)        186,169(2)
     Land held for development ..................................        187,405(4)           163,696(4)
     Capitalized preacquisition costs ...........................         47,574(5)            17,085(5)
                                                                      ----------           ----------
               Total real estate ................................      4,689,492            4,974,951
     Less accumulated depreciation ..............................        476,982              366,703
                                                                      ----------           ----------
               Net real estate ..................................     $4,212,510           $4,608,248(6)
                                                                      ==========           ==========

----------

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

Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of December 31, 2000, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

     2001 ...........................     $  435,093
     2002 ...........................        360,759
     2003 ...........................        276,559
     2004 ...........................        200,510
     2005 ...........................        137,800
     2006 and thereafter ............        323,467
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

4. UNCONSOLIDATED ENTITIES:

Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
     Insight(1) .......................................     $      2,470      $      2,442
     ProLogis Logistics:
       Investment(2) ..................................            7,163            11,549
       Notes receivable ...............................          162,856           135,090
       Mortgage notes receivable ......................           24,082            23,706
       Accrued interest and other receivables .........           36,952            22,262
                                                            ------------      ------------
                                                                 231,053           192,607
     Frigoscandia S.A.:
       Investment(2) ..................................          (50,761)          (17,396)
       Notes receivable ...............................          208,945           209,314
       Accrued interest and other receivables .........           33,797            22,090
                                                            ------------      ------------
                                                                 191,981           214,008
     Kingspark S.A.:
       Investment(2) ..................................           28,829            23,584
       Notes receivable ...............................          409,440           197,611
       Mortgage notes receivable ......................          103,106           140,668
       Accrued interest and other receivables .........           29,207            19,908
                                                            ------------      ------------
                                                                 570,582           381,771
     ProLogis California:
       Investment(3) ..................................          131,116           121,325
       Other receivables ..............................            1,127             3,235
                                                            ------------      ------------
                                                                 132,243           124,560
     ProLogis European Properties Fund:
       Investment(4) ..................................          145,850            32,800
       Other receivables (payables) ...................            2,088            (7,824)
                                                            ------------      ------------
                                                                 147,938            24,976
     ProLogis European Properties S.a.r.l.(5) .........           84,767                --

     ProLogis North American Properties Fund I:
       Investment(6) ..................................            9,778                --
       Other receivables ..............................              591                --
                                                            ------------      ------------
                                                                  10,369                --
     ProLogis Principal:
       Investment(7) ..................................               71
       Note receivable ................................           13,250                --
       Accrued interest and other receivables .........               87                --
                                                            ------------      ------------
                                                                  13,408                --
     ProLogis Equipment Services (2)(8) ...............              450                --

     GoProLogis(9) ....................................           56,315                --

     ProLogis PhatPipe (10):
       Investment .....................................           11,542                --
       Other receivables ..............................               30                --
                                                            ------------      ------------
                                                                  11,572                --
                                                            ------------      ------------
               Total ..................................     $  1,453,148      $    940,364
                                                            ============      ============

----------

     (1) Investment represents ProLogis Development Services' investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis Development Services' share of Insight's earnings or loss. ProLogis Development Services had a 33.3% ownership interest in Insight as of December 31, 2000 and 1999.

     (2) Investment represents ProLogis' investment in the non-voting preferred stock of the respective companies including acquisition costs, as adjusted for ProLogis' share of each company's earnings or loss and cumulative translation adjustments, as appropriate.

     (3) Investment represents ProLogis' investment in the membership interests of ProLogis California I LLC ("ProLogis California"), a limited liability company that began operations on August 26, 1999, including acquisition costs, as adjusted for ProLogis' share of the earnings or loss of ProLogis California and for the portion of the gain from the disposition of ProLogis' properties to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California. ProLogis had a 50% ownership interest in ProLogis California as of December 31, 2000 and 1999.

     (4) Investment represents ProLogis' investment in the common units of ProLogis European Properties Fund which began operations on September 23, 1999, including acquisition costs, as adjusted for ProLogis' share of the earnings or loss of ProLogis European Properties Fund, the portion of the gain from the disposition of ProLogis' facilities to ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund and cumulative translation account adjustments, as appropriate. ProLogis' ownership interest in ProLogis European Properties Fund was 34.4% and 19.7% as of December 31, 2000 and 1999, respectively.

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

     (6) Investment represents ProLogis' and ProLogis Development Services' investment in the membership interests of ProLogis North American Properties Fund I LLC, a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for ProLogis' and ProLogis Development Services' share of the earnings or loss of ProLogis North American Properties Fund I and the portion of the gain from the disposition of ProLogis' and ProLogis Development Services' facilities to ProLogis North American Properties Fund I that does not qualify for income recognition due to ProLogis' and ProLogis Development Services' continuing ownership in ProLogis North American Properties Fund I. On a combined basis, ProLogis and ProLogis Development Services had a 20.0% ownership interest in ProLogis North American Properties Fund I as of December 31, 2000.

     (7) Investment represents ProLogis' investment in the membership interests of ProLogis Iowa I LLC ("ProLogis Principal"), a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for ProLogis' share of the earnings or loss of ProLogis Principal and the portion of the gain from the disposition of ProLogis' facilities to ProLogis Principal that does not quality for income recognition due to ProLogis' continuing ownership in ProLogis Principal. ProLogis had a 20.0% ownership interest in ProLogis Principal as of December 31, 2000.

     (8) Investment represents ProLogis Development Services' investment in the membership interests of ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' share of the earnings or loss of ProLogis Equipment Services. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis Development Services had a 50.0% ownership interest in ProLogis Equipment Services as of December 31, 2000.

     (9) ProLogis owns 100% of the non-voting preferred stock of GoProLogis Incorporated ("GoProLogis") which has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. GoProLogis also received $30.4 million of non-cumulative preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period. Investment amount also includes $0.9 million of other costs associated with this investment. This investment was made on July 21, 2000. ProLogis accounts for its investment in GoProLogis under the equity method. GoProLogis did not receive any dividends from its preferred stock investment in Vizional Technologies in 2000. As of December 31, 2000, ProLogis had deferred $27.7 million of income related to the license fee agreement. ProLogis' net investment in GoProLogis was $28.6 million as of December 31, 2000 ($55.4 million of non-cumulative preferred stock and $0.9 million of additional costs offset by $27.7 million of deferred income). ProLogis' investment in the non-voting preferred stock of GoProLogis represents a 98% interest in its earnings. The voting interest of GoProLogis represents a 2% interest in its earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis and ProLogis does not have the right to acquire Mr. Brooksher's interest as of December 31, 2000. However, beginning in 2001, an option agreement does allow ProLogis to acquire Mr. Brooksher's ownership interest at a price equal to the principal amount plus accrued interest under the promissory note. See Note 15.

     (10) ProLogis owns 100% of the non-voting preferred stock of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") which has invested $3.5 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. ProLogis has committed to fund a total of $8.0 million in ProLogis PhatPipe by March 31, 2001 pursuant to the terms of a stock purchase agreement. ProLogis PhatPipe also received $3.5 million of non-cumulative preferred stock of Phatpipe and a $4.5 million receivable both received under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period. Investment also includes $42,000 of other costs associated with this investment. This investment was made on September 20, 2000. ProLogis accounts for its investment in ProLogis PhatPipe under the equity method. ProLogis PhatPipe did not receive any dividends from its preferred stock investment in PhatPipe in 2000. As of December 31, 2000, ProLogis had deferred $7.3 million of income related to the license fee agreement. ProLogis' net investment in ProLogis PhatPipe was $7.3 million as of December 31, 2000 ($7.0 million of non-cumulative preferred stock, a $4.5 million receivable and $42,000 of additional costs offset by $7.3 million of deferred income). ProLogis' investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in the earnings of ProLogis PhatPipe. The voting interest in ProLogis PhatPipe represents a 2% interest in the earnings of ProLogis PhatPipe. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed recourse promissory notes with an aggregate of $122,449 principal amount to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis does not have the right to acquire Mr. Brooksher's ownership interest as of December 31, 2000. However, beginning in 2001, an option agreement does allow ProLogis to acquire Mr. Brooksher's ownership interest at a price equal to the principal amount plus accrued interest under the promissory note. See Note 15.

Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               2000            1999            1998
                                                            ----------      ----------      ----------
     Insight(1) .......................................     $       27      $      (77)     $       20
     ProLogis Logistics(2) ............................         11,950          10,791           7,349
     Frigoscandia S.A.(2) .............................        (20,298)         (4,364)         (7,535)
     Kingspark S.A. (2)(3) ............................         43,795          23,855           2,915
     ProLogis California(4) ...........................         13,178           3,917              --
     ProLogis North American Properties Fund I(5) .....          1,806              --              --
     ProLogis Principal(6) ............................            612              --              --
     ProLogis Equipment Services ......................           (130)             --              --
     GoProLogis(7) ....................................          2,693              --              --
     ProLogis PhatPipe(7) .............................            741              --              --
     ProLogis European Properties Fund(8) .............         15,648             820              --
     ProLogis European Properties S.a.r.l .............          8,041              --              --
     ProLogis Garonor(9) ..............................             --         (12,423)              6
                                                            ----------      ----------      ----------
                                                            $   78,063      $   22,519      $    2,755
                                                            ==========      ==========      ==========

----------

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

(9) On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its non-voting preferred stock. Garonor Holdings, a Luxembourg company, owned Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the voting common stock of Garonor Holdings. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings were consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from December 29, 1998 through June 29, 1999 are reflected by ProLogis under the equity method. ProLogis Garonor was transferred to ProLogis European Properties S.a.r.l. prior to ProLogis contributing 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund on January 7, 2000 for an equity interest. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest.

ProLogis Logistics

     ProLogis owns 100% of the non-voting preferred stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics"), representing a 95% interest in the earnings of ProLogis Logistics. In January 2001, this interest was increased from 95% to 99.23% as the result of the conversion of loans from ProLogis to ProLogis Logistics into equity. From April 24, 1997 through June 12, 1998, ProLogis Logistics owned between 60.0% and 77.1% of CS Integrated LLC ("CSI"), a temperature- controlled distribution company operating in the United States. ProLogis Logistics increased its ownership interest in CSI to 100% on June 12, 1998. As of December 31, 2000, CSI owned or operated under lease agreements temperature-controlled distribution facilities aggregating 182.2 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities). Of the total, 6.3 million cubic feet was under development.

     As of December 31, 2000, ProLogis had invested $19.9 million in the non-voting preferred stock of ProLogis Logistics and had the following notes and mortgage notes receivable outstanding:

     o $157.8 million unsecured note from ProLogis Logistics; interest at 8.0% per annum; due on April 2002;

     o $5.0 million net unsecured notes from CSI; interest at 10.4% per annum; due March 2004; and

     o $24.1 million net mortgage notes from CSI; secured by operating properties of CSI; interest at 9.5% per annum; due March 2004.

     The voting common stock of ProLogis Logistics, representing a 5% interest in the earnings of ProLogis Logistics, was owned by an unrelated party until January 5, 2001, when it was purchased for $2.1 million by CSI/Frigo LLC, a limited liability company whose members are ProLogis and K. Dane Brooksher, ProLogis' chairman. CSI/Frigo LLC also acquired the voting common stock of Frigoscandia Holding S.A. ("Frigoscandia S.A."). ProLogis owns 89% of the membership interests (all non-voting) and Mr. Brooksher owns 11% of the membership interests (all voting) of CSI/Frigo LLC. Mr. Brooksher is the managing member of CSI/Frigo LLC.

Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis will recognize 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive any compensation in connection with his ownership interest or in connection with being the managing member. Mr. Brooksher's membership interest and the provisions of the participating note entitle him to dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. This transaction did not result in ProLogis acquiring control of ProLogis Logistics or Frigoscandia S.A., as it has no voting interests in CSI/Frigo LLC, ProLogis Logistics or Frigoscandia S.A., therefore, ProLogis will continue to account for its investments in these entities under the equity method. See Note 15.

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

Frigoscandia S.A.

     ProLogis owns 100% of the non-voting preferred stock of Frigoscandia S. A., representing a 95% interest in the earnings of Frigoscandia S.A. On January 16, 1998, Frigoscandia S.A., a Luxembourg company, acquired Frigoscandia AB, a temperature-controlled distribution company headquartered in Sweden by acquiring Frigoscandia Holding AB. Frigoscandia Holding AB owns 100% of Frigoscandia AB. As of December 31, 2000, Frigoscandia AB, which operates in 10 European countries, owned or operated under lease agreements 187.7 million cubic feet of temperature-controlled distribution facilities.

     As of December 31, 2000, ProLogis had invested $22.6 million in the non-voting preferred stock of Frigoscandia S.A. and had the following notes receivable outstanding:

     o 776.6 million Swedish krona (the currency equivalent of approximately $81.5 million as of December 31, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;

     o 12.8 million euro (the currency equivalent of approximately $11.9 million as of December 31, 2000) unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand; and

     o $115.5 million unsecured note from Frigoscandia S.A.; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand.

     The voting common stock of Frigoscandia S.A. was owned by a limited liability company in which unrelated parties owned 100% of the voting interests and Security Capital owned 100% of the non-voting interests until January 5, 2001, when the voting common stock was purchased for $1.2 million by CSI/Frigo LLC. See Note 15.

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

Kingspark S.A.

     ProLogis owns 100% of the non-voting preferred stock of Kingspark S.A., representing a 95% interest in the earnings of Kingspark S.A. On August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution facility development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark") (collectively "the Kingspark entities"). As of December 31, 2000, the Kingspark entities had 1.6 million square feet of operating facilities at an investment of $139.2 million and 1.5 million square feet of facilities under development with a total budgeted cost of $136.2 million. Additionally, as of December 31, 2000, the Kingspark entities owned 332 acres of land and controlled 1,515 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by the Kingspark entities has the capacity for the future development of approximately 28.3 million square feet of facilities.

     As of December 31, 2000, ProLogis had invested $24.0 million in the non-voting preferred stock of Kingspark S.A. and had the following notes and mortgage notes receivable outstanding:

     o 187.3 million pounds sterling (the currency equivalent of approximately $280.1 million as of December 31, 2000) outstanding on an unsecured loan facility from ProLogis to the Kingspark entities that provides for borrowings of up to 200 million pounds sterling (the currency equivalent of approximately $299.0 million as of December 31,
          2000); interest at 8.0% per annum; due on demand;

     o $129.3 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand;

     o 42.0 million pound sterling (the currency equivalent of approximately $62.9 million, as of December 31, 2000) mortgage note from ProLogis Kingspark; secured by land parcels; interest at 8.0% per annum; due on demand; and

     o 26.9 million pound sterling (the currency equivalent of approximately $40.2 million as of December 31, 2000) mortgage note from the Kingspark entities; secured by land parcels and facilities under development; interest at 7.0% per annum; due on demand.

     The voting common stock of Kingspark S.A. was owned by a limited liability company, in which unrelated third parties owned 100% of the voting interests and Security Capital owned 100% of the non-voting interests. On January 5, 2001, this voting common stock was acquired by a limited liability company. ProLogis owns 95% of the membership interests (all non-voting) and Mr. Brooksher owns 5% of the membership interests (all voting) of the company acquiring the common stock and Mr. Brooksher is its managing member. The entire purchase price of $8.1 million was funded by ProLogis either directly or through loans to Kingspark LLC or Mr. Brooksher. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive any compensation in connection with his ownership interest or in connection with being the managing member. Mr. Brooksher's membership interest entitles him to dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. This transaction did not result in ProLogis acquiring control of the Kingspark entities, as ProLogis does not have a direct interest in the voting interests of Kingspark LLC or the Kingspark entities, therefore, ProLogis will continue to account for its investment in these entities under the equity method. See Note 15.

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

     ProLogis' total investment in ProLogis California as of December 31, 2000 consisted of (in millions):

     Equity interest .......................................     $  169.1
     Distributions ($13.9 million received in 2000) ........        (23.6)
     ProLogis' share of ProLogis California's earnings,
       excluding fees earned ...............................         12.6
                                                                 --------
               Subtotal ....................................        158.1
     Adjustments to carrying value(1) ......................        (28.5)
     Other, including acquisition costs ....................          1.5
                                                                 --------
                                                                    131.1
     Other receivables .....................................          1.1
                                                                 --------
               Total .......................................     $  132.2
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

     ProLogis' total investment in ProLogis European Properties Fund as of December 31, 2000 consisted of (in millions of U.S. dollars):

     Equity interest ............................................     $  155.4
     Distributions (all were received in 2000) ..................         (4.0)
     ProLogis' share of ProLogis European Properties Fund's
       earnings, excluding fees earned ..........................          9.1
                                                                      --------
               Subtotal .........................................        160.5
     Adjustments to carrying value(1) ...........................        (14.9)
     Other, net .................................................          0.3
                                                                      --------
                                                                         145.9
     Other receivables ..........................................          2.0
                                                                      --------
               Total ............................................     $  147.9
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

     ProLogis' and ProLogis Development Services' total investment in ProLogis North American Properties Fund I as of December 31, 2000 consisted of (in millions):

     Equity interest ..................................................     $   18.6
     Distributions ....................................................         (0.4)
     ProLogis' share of ProLogis North American Properties Fund's
       earnings, excluding fees earned ................................          0.3
     Adjustments to carrying value(1) .................................         (9.1)
     Other, net .......................................................           .4
                                                                            --------
                                                                                 9.8
     Other receivables ................................................          0.6
                                                                            --------
               Total ..................................................     $   10.4
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

     ProLogis' total investment in ProLogis Principal as of December 31, 2000 consisted of (in millions):

     Equity interest ........................     $    0.6
     Adjustments to carrying value(1) .......         (0.4)
                                                  --------
                                                       0.2
     Note receivable ........................         13.2
                                                  --------
               Total ........................     $   13.4
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

                                                                                        PROLOGIS      PROLOGIS NORTH
                             PROLOGIS                                                   EUROPEAN         AMERICAN
                            LOGISTICS   FRIGOSCANDIA     KINGSPARK       PROLOGIS      PROPERTIES       PROPERTIES      PROLOGIS
                                (1)       S.A.(1)         S.A.(1)      CALIFORNIA(2)    FUND(3)          FUND I(4)    PRINCIPAL(5)
                            ---------   ------------     ---------     -------------   ----------     --------------  ------------
Total assets .............   $  376.6     $  508.5        $  636.3        $  590.5      $  906.9          $  383.1      $   16.3
Total liabilities(6)(7) ..   $  368.5     $  566.1        $  598.7        $  274.3      $  412.0          $  290.9      $   13.7
Minority interest ........   $     --     $    0.4        $     --        $     --      $   84.8          $     --      $     --
Equity(8) ................   $    8.1     $  (58.0)       $   37.6        $  316.2      $  410.1          $   92.2      $    2.6
Revenues .................   $  331.4     $  382.9        $   46.4(9)     $   63.6      $   69.6          $   13.8      $    1.1
Net earnings (loss)(10) ..   $   (3.6)    $  (31.3)(11)   $   20.0(12)    $   19.8      $   28.0(13)      $    1.5      $     --(14)

----------

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

     (5) ProLogis had a 20.0% ownership interest as of December 31, 2000. ProLogis Principal was formed on June 30, 2000.

     (6) Includes amounts due to ProLogis of $223.9 million from ProLogis Logistics, $242.7 million from Frigoscandia S.A., $541.8 million from Kingspark S.A., $1.1 million from ProLogis California, $2.1 million from ProLogis European Properties Fund, $0.6 million from ProLogis North American Properties Fund I and $13.3 million from ProLogis Principal.

     (7) Includes loans from third parties (including accrued interest) of $91.4 million for ProLogis Logistics, $185.4 million for Frigoscandia S.A., ($42.0 million was guaranteed by ProLogis as of December 31, 2000; increased to $168.1 million guaranteed as of March 1, 2001), $262.9 million for ProLogis California, $359.4 million for ProLogis European Properties Fund ($112.9 million guaranteed by ProLogis) and $233.8 million for ProLogis North American Properties Fund I.

     (8) ProLogis has entered into a subscription agreement to make additional capital contributions (excluding the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l.) of 93.2 million euros (the currency equivalent of approximately $86.7 million as of December 31, 2000).

     (9) Includes $32.3 million of gains related to the disposition of facilities, including a gain of $4.7 million from the disposition of facilities to ProLogis European Properties Fund.

     (10) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Statements of Earnings as "Income from unconsolidated entities." The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable.

     (11) Includes net foreign currency exchange losses of $0.9 million.

     (12) Includes net foreign currency exchange gains of $0.4 million.

     (13) Includes net foreign currency exchange gains of $7.1 million.

     (14) Net earnings for the year ended December 31, 2000 was $22,000.

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

     A summary of ProLogis' unsecured lines of credit borrowings is as follows (dollar amounts in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                    2000            1999            1998
                                                                 ----------      ----------      ----------
     Weighted average daily interest rate ..................           6.33%           6.13%           6.46%
     Borrowings outstanding as of December 31 ..............     $  439,822      $   98,700      $  344,300
     Weighted average daily borrowings .....................     $  251,528      $  232,821      $  174,901
     Maximum borrowings outstanding at any month end .......     $  439,822      $  440,100      $  344,300
     Total borrowing capacity on all lines of credit as
       of December 31 ......................................     $  832,317      $  902,340      $  375,000

Senior Unsecured Notes

     ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes outstanding as of December 31, 2000 are summarized as follows (in thousands of dollars):

                                                                                                          PRINCIPAL
                                      ORIGINAL          COUPON           MATURITY        PRINCIPAL         PAYMENT
           DATE OF ISSUANCE          PRINCIPAL           RATE              DATE          BALANCE(1)      REQUIREMENT
           ----------------         ------------     ------------      ------------     ------------     ------------
     May 16, 1995 .............     $     17,500            7.300%         05/15/01     $     17,492           (2)
     May 17, 1996 .............           25,000            7.250%         05/15/02           24,994           (3)
     October 9, 1998 ..........          125,000            7.000%         10/01/03          125,000           (2)
     April 26, 1999 ...........          250,000            6.700%         04/15/04          249,694           (2)
     July 20, 1998 ............          250,000            7.050%         07/15/06          249,622           (2)
     November 20, 1997  .......          135,000            7.250%         11/20/07          134,116           (2)
     April 26, 1999 ...........          250,000            7.100%         04/15/08          249,940           (2)
     May 17, 1996 .............          100,000            7.950%         05/15/08           99,889           (4)
     March 2, 1995 ............          150,000            8.720%         03/01/09          150,000           (5)
     May 16, 1995 .............           75,000            7.875%         05/15/09           74,789           (6)
     November 20, 1997  .......           25,000            7.300%         11/20/09           24,787           (2)
     February 4, 1997 .........          100,000            7.810%         02/01/15          100,000           (7)
     March 2, 1995 ............           50,000            9.340%         03/01/15           50,000           (8)
     May 17, 1996 .............           50,000            8.650%         05/15/16           49,875           (9)
     July 11, 1997 ............          100,000            7.625%         07/01/17           99,791           (2)
                                    ------------                                        ------------
                                    $  1,702,500                                        $  1,699,989
                                    ============                                        ============

----------

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

Secured Debt

     Secured debt as of December 31, 2000 consisted of the following (in thousands):

                                                                                                                          BALLOON
                                                                                      PERIODIC                            PAYMENT
                                                  INTEREST           MATURITY         PAYMENT          PRINCIPAL          DUE AT
                    DESCRIPTION                    RATE(1)             DATE             DATE            BALANCE          MATURITY
                    -----------                 ------------       ------------     ------------      ------------     ------------
     Mortgage notes:
       Rio Grande Industrial Center #1 ......          8.875%          09/01/01               (2)     $      2,683     $      2,544
       Titusville Industrial Center #1 ......         10.000           09/01/01               (2)            4,313            4,181
       Prudential Insurance(3) ..............          8.590           04/01/03               (2)           25,361           23,505
       Sullivan 75 Distribution Center
          #1 ................................          9.960           04/01/04               (2)            1,767            1,663
       Charter American Mortgage(3) .........          8.750           08/01/04               (2)            6,927            5,818
       West One Business Center #3 ..........          9.000           09/01/04               (2)            4,234            3,847
       Raines Distribution Center ...........          9.500           01/01/05               (2)            4,155            2,173
       Prudential Insurance(3)(4) ...........          6.850           04/01/05               (5)           52,532           48,850
       Consulate Distribution Center
          #300(4) ...........................          6.970           02/01/06               (2)            3,660            3,585
       Plano Distribution Center #7(4) ......          7.020           04/15/06               (2)            3,707            3,015
       Connecticut General Life
          Insurance(3) ......................          7.080           03/01/07               (2)          147,166          134,431

       Vista Del Sol Industrial Center #1
          & 2 ...............................          9.680           08/01/07               (6)            3,128               --
       State Farm Insurance(3)(4) ...........          7.100           11/01/08               (2)           15,317           13,065
       Placid Street Distribution Center
          #1(4) .............................          7.180           12/01/09               (2)            7,633            6,529
       Earth City Industrial Center #4 ......          8.500           07/01/10               (6)            2,029               --
       GMAC Commercial Mortgage(3) ..........          7.750           10/01/10               (6)            7,271               --
       Executive Park Distribution Center
          #3 ................................          8.190           03/01/11               (6)              993               --
       Cameron Business Center #1(4)  .......          7.230           07/01/11               (2)            6,037            4,526
       Platte Valley Industrial Center
          #9 ................................          8.100           04/01/17               (6)            3,159               --
       Platte Valley Industrial Center
          #4 ................................         10.100           11/01/21               (6)            2,008               --
       Morgan Guaranty Trust(3) .............          7.584           04/01/24               (7)          200,000          127,187
                                                                                                      ------------
                                                                                                      $    504,080
                                                                                                      ============
     Assessment bonds:
       City of Fremont ......................          7.000%          03/01/11               (6)     $      8,767               --
       Various(8) ...........................             (8)                (8)              (6)            1,278               --
                                                                                                      ------------
                                                                                                      $     10,045
                                                                                                      ============
     Securitized debt:
       Tranche A ............................          7.740%          02/01/04               (2)     $     15,998     $     13,405
       Tranche B ............................          9.940           02/01/04               (2)            7,802            7,215
                                                                                                      ------------
                                                                                                      $     23,800
               Total secured debt ...........                                                         $    537,925
                                                                                                      ============

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

Long-Term Debt Maturities

     Approximate principal payments due on senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) during each of the years in the five-year period ending December 31, 2005 and thereafter are as follows (in thousands):

     2001 .................................     $     44,665
     2002 .................................           48,898
     2003 .................................          184,856
     2004 .................................          316,221
     2005 .................................          112,063
     2006 and thereafter ..................        1,533,722
                                                ------------
               Total principal due ........        2,240,425
     Less: Original issue discount ........           (2,511)
                                                ------------
               Total carrying value .......     $  2,237,914
                                                ============

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

                                                              INVESTMENT IN                     LIMITED
                                                  FORMATION    REAL ESTATE     PROLOGIS'   PARTNERSHIP UNITS
                     ENTITY                         DATE      (IN MILLIONS)    OWNERSHIP      OUTSTANDING
                     ------                       ---------   -------------    ---------   -----------------
     ProLogis Limited Partnership-I(1) ......          1993      $   211.0         68.70%     4,520,532(2)
     ProLogis Limited Partnership-II ........          1994      $    58.3         97.80%        90,213(2)
     ProLogis Limited Partnership-III .......          1994      $    52.0         86.39%       376,347(2)
     ProLogis Limited
       Partnership-IV(3) ....................          1994      $   103.9         98.50%        68,612(2)
     Meridian Realty Partners Limited
       Partnership ..........................            (4)     $    10.4         88.00%        29,712(5)

----------

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

     ProLogis' preferred shares as of December 31, 2000 are summarized as follows:

                                                                                       DIVIDEND
                                                     STATED                        EQUIVALENT BASED      OPTIONAL
                                 NUMBER OF SHARES  LIQUIDATION      DIVIDEND        ON LIQUIDATION      REDEMPTION
                                   OUTSTANDING     PREFERENCE         RATE            PREFERENCE          DATE(1)
                                 ----------------  -----------     -----------     ----------------     -----------
     Series A Cumulative
       Redeemable
       Preferred Shares ......       5,400,000     $     25.00            9.40%     $2.35 per share        06/21/00
     Series B Cumulative
       Convertible
       Redeemable
       Preferred
       Shares(2) .............       6,256,100     $     25.00            7.00%     $1.75 per share        02/21/01(3)
     Series C Cumulative
       Redeemable
       Preferred Shares ......       2,000,000     $     50.00            8.54%     $4.27 per share        11/13/26
     Series D Cumulative
       Redeemable
       Preferred Shares ......      10,000,000     $     25.00            7.92%     $1.98 per share        04/13/03
     Series E Cumulative
       Redeemable
       Preferred Shares ......       2,000,000     $     25.00            8.75%     $2.19 per share        06/30/03

----------

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

8. DISTRIBUTIONS AND DIVIDENDS:

Common Distributions

     ProLogis' annual distribution per Common Share was $1.34 in 2000, $1.30 in 1999 and $1.24 in 1998. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on Common Shares in 1999 and 1998 and the estimated taxability for 2000:

                                         YEAR ENDED DECEMBER 31,
                                   ----------------------------------
                                     2000         1999         1998
                                   --------     --------     --------
     Per Common Share:
       Ordinary income .......     $   1.19     $   0.84     $   1.12
       Capital gains .........         0.15         0.35           --
       Return of capital .....           --         0.11         0.12
                                   --------     --------     --------
               Total .........     $   1.34     $   1.30     $   1.24
                                   ========     ========     ========

    The distribution level for 2001 was set at $1.38 per Common Share by the Board in December 2000. Additionally, on December 15, 2000, ProLogis declared a distribution of $0.345 per Common Share payable on February 23, 2001 to holders of Common Shares on February 9, 2001.

Preferred Dividends

     The annual dividends per preferred share were as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                      2000(1)      1999(2)         1998(3)
                                                                      --------     --------        --------
     Series A Cumulative Redeemable Preferred Shares ............     $   2.35     $   2.35        $   2.35
     Series B Cumulative Convertible Redeemable Preferred
       Shares ...................................................         1.75         1.75            1.75
     Series C Cumulative Redeemable Preferred Shares ............         4.27         4.27            4.27
     Series D Cumulative Redeemable Preferred Shares ............         1.98         1.98            1.42(4)
     Series E Cumulative Redeemable Preferred Shares ............         2.19         1.64(5)           --

----------

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

9. EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        2000         1999         1998
                                                                      --------     --------     --------
     Net earnings attributable to Common Shares .................     $157,715     $123,999     $ 62,231
                                                                      ========     ========     ========
     Weighted average Common Shares outstanding--
       Basic ....................................................      163,651      152,412      121,721
     Incremental weighted effect of common stock
       equivalents and contingently issuable shares (see
       Note 13) .................................................          750          327          307
                                                                      --------     --------     --------
     Adjusted weighted average Common Shares
       outstanding-- Diluted ....................................      164,401      152,739      122,028
                                                                      ========     ========     ========
     Basic and diluted per share net earnings attributable
       to Common Shares .........................................     $   0.96     $   0.81     $   0.51
                                                                      ========     ========     ========

     For the year ended December 31, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.82. The following convertible securities were not included in the calculation of diluted net earnings per Common Share as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        2000         1999         1998
                                                                      --------     --------     --------
     Series B cumulative convertible redeemable preferred
       shares ...................................................        8,417        9,221       10,055
                                                                      --------     --------     --------
     Limited partnership units ..................................        5,348        5,461        5,070
                                                                      ========     ========     ========

10. BUSINESS SEGMENTS:

     ProLogis has three reportable business segments:

     o Property operations represents the long-term ownership and leasing of industrial distribution facilities in the United States, (portions of which are owned through ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal-- See Note 4) Mexico and Europe (portions of which were owned through Garonor Holding (see Note
          4), a subsidiary that was recognized under the equity method until June 29, 1999 and through ProLogis European Properties Fund in 2000 and 1999 and ProLogis European Properties S.a.r.l. in 2000-- See Note
          4); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

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

                                                                               YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                         2000            1999            1998
                                                                      ----------      ----------      ----------
     Income:
       Property operations:
          United States(1) ......................................     $  476,098      $  457,592      $  333,494
          Mexico ................................................         15,504          10,503           3,499
          Europe(2) .............................................         27,771          16,045           8,059
                                                                      ----------      ----------      ----------
               Total property operations segment ................        519,373         484,140         345,052
                                                                      ----------      ----------      ----------
       CDFS business:
          United States(3) ......................................         58,812          28,861          17,421
          Mexico ................................................          1,517              --             133
          Europe(4)(5) ..........................................         61,569          41,673           2,915
                                                                      ----------      ----------      ----------
               Total CDFS business segment ......................        121,898          70,534          20,469
                                                                      ----------      ----------      ----------
       Temperature-controlled distribution operations:
          North America(6) ......................................         11,950          10,791           7,349
          Europe(7) .............................................        (20,298)         (4,364)         (7,535)
                                                                      ----------      ----------      ----------
               Total temperature-controlled distribution
                 operations segment .............................         (8,348)          6,427            (186)
                                                                      ----------      ----------      ----------
       Reconciling items:
          Interest income .......................................          7,267           6,369           2,752
          Income from unconsolidated entities ...................          3,331             (78)             20
                                                                      ----------      ----------      ----------
               Total reconciling items ..........................         10,598           6,291           2,772
                                                                      ----------      ----------      ----------
               Total income .....................................     $  643,521      $  567,392      $  368,107
                                                                      ==========      ==========      ==========
     Net operating income:
       Property operations:
          United States(1) ......................................     $  448,074      $  424,633      $  306,920
          Mexico ................................................         15,093          10,569           3,302
          Europe(2) .............................................         29,029          15,437           7,710
                                                                      ----------      ----------      ----------
               Total property operations segment ................        492,196         450,639         317,932
                                                                      ----------      ----------      ----------
       CDFS business:
          United States(3) ......................................         58,812          28,861          17,421
          Mexico ................................................          1,517              --             133
          Europe(4)(5) ..........................................         61,569          41,673           2,915
                                                                      ----------      ----------      ----------
               Total CDFS business segment ......................        121,898          70,534          20,469
                                                                      ----------      ----------      ----------
       Temperature-controlled distribution operations:
          North America(6) ......................................         11,950          10,791           7,349
          Europe(7) .............................................        (20,298)         (4,364)         (7,535)
                                                                      ----------      ----------      ----------
               Total temperature-controlled distribution
                 operations segment .............................         (8,348)          6,427            (186)
                                                                      ----------      ----------      ----------
       Reconciling items:
          Interest income .......................................          7,267           6,369           2,752
          Income from unconsolidated entities ...................          3,331             (78)             20
          General and administrative expense ....................        (44,954)        (38,284)        (22,893)
          Depreciation and amortization .........................       (151,483)       (152,447)       (100,590)
          Interest expense ......................................       (172,191)       (170,746)        (77,650)
          Interest rate hedge expense ...........................             --            (945)        (26,050)
          Other expenses ........................................         (5,909)         (4,920)         (6,187)
                                                                      ----------      ----------      ----------
               Total reconciling items ..........................       (363,939)       (361,051)       (230,598)
                                                                      ----------      ----------      ----------
               Earnings from operations .........................     $  241,807      $  166,549      $  107,617
                                                                      ==========      ==========      ==========

                                                                               DECEMBER 31,
                                                                 ----------------------------------------
                                                                    2000           1999           1998
                                                                 ----------     ----------     ----------
     Property operations:
       United States(8) ....................................     $3,887,601     $4,017,702     $3,073,248
       Mexico ..............................................        113,538        178,253         74,494
       Europe(8) ...........................................        308,457        387,362        309,639
                                                                 ----------     ----------     ----------
               Total property operations segment ...........      4,309,596      4,583,317      3,457,381
                                                                 ----------     ----------     ----------
     CDFS business:
       United States .......................................        304,697        210,088        148,001
       Mexico ..............................................         26,288         13,249         16,465
       Europe(8) ...........................................        637,207        432,455        224,769
                                                                 ----------     ----------     ----------
               Total CDFS business segment .................        968,192        655,792        389,235
                                                                 ----------     ----------     ----------
     Temperature controlled distribution operations:
       North America(8) ....................................        231,053        192,607        151,021
       Europe(8) ...........................................        191,981        214,008        221,566
                                                                 ----------     ----------     ----------
               Total temperature controlled
                 distribution operations segment ...........        423,034        406,615        372,587
                                                                 ----------     ----------     ----------
     Reconciling items:
       Investments in unconsolidated entities ..............         70,807          2,442          1,520
       Cash ................................................         57,870         69,338         63,140
       Accounts and notes receivable .......................         43,040         31,084          1,313
       Other assets ........................................         73,795         99,452         45,553
                                                                 ----------     ----------     ----------
               Total reconciling items .....................        245,512        202,316        111,526
                                                                 ----------     ----------     ----------
               Total assets ................................     $5,946,334     $5,848,040     $4,330,729
                                                                 ==========     ==========     ==========

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

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                           --------------------------
                                                              1999           1998
                                                           -----------    -----------
Rental income ..........................................   $   525,340    $   464,034
Earnings from operations ...............................   $   170,681    $   124,928
Earnings attributable to Common Shares before
cumulative .............................................   $   136,461    $    78,847
  effect of accounting change
Net earnings attributable to Common Shares .............   $   135,021    $    78,847
Weighted average Common Shares outstanding:
  Basic ................................................       160,705        155,923
  Diluted ..............................................       161,044        156,680
Basic per share net earnings attributable to Common
Shares .................................................   $      0.85    $      0.51
  before cumulative effect of accounting change
Cumulative effect of accounting change .................         (0.01)            --
                                                           -----------    -----------
Basic per share net earnings attributable to Common
  Shares ...............................................   $      0.84    $      0.51
                                                           ===========    ===========
Diluted per share net earnings attributable to Common
Shares .................................................   $      0.85    $      0.50
  before cumulative effect of accounting change
Cumulative effect of accounting change .................         (0.01)            --
                                                           -----------    -----------
Diluted per share net earnings attributable to Common
  Shares ...............................................   $      0.84    $      0.50
                                                           ===========    ===========

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

    o ProLogis received $11.4 million, $13.8 million, $18.6 million and $0.6 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal, respectively, in the form of an equity interest in these entities during 2000. Additionally, ProLogis received $13.2 million of the proceeds from its disposition of facilities to ProLogis Principal in the form of a note receivable during 2000. ProLogis received $148.2 million and $23.4 million of the proceeds from its disposition of facilities to ProLogis California and ProLogis European Properties Fund, respectively, in the form of an equity interest in these entities during 1999.

    o ProLogis received $2.1 million of the proceeds from its disposition of facilities to third parties in the form of notes receivable during 2000.

    o In connection with the agreement for the acquisition of the Kingspark entities discussed in Note 4, ProLogis issued 602,000 Common Shares in 2000 valued at $11.9 million.

    o In connection with the merger with Meridian in 1999 discussed in Note 11, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E preferred shares, assumed approximately 1.1 million stock options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).

    o Series B cumulative convertible redeemable preferred shares aggregating $19,115,000, $12,922,000 and $11,568,000 were converted into Common
        Shares in 2000, 1999 and 1998, respectively.

    o Net foreign currency translation adjustments of $(24,003,000), $(9,788,000) and $86,000 were recognized in 2000, 1999 and 1998, respectively.

    o Limited partnership units aggregating $8,169,000 (total minority interest of $13,905,000 less $5,736,000 representing amounts due to ProLogis by the holder of the units), $205,000 and $302,000 were converted into Common Shares in 2000, 1999 and 1998, respectively.

    o Mortgage notes in the amount $39.8 million were assumed in connection with the acquisition of real estate in 1998.

    o Employee share purchase notes in the amount of $1,796,000 were retired in 1998. See Note 13.

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

Stock Options

    ProLogis has granted stock options under the Incentive Plan and the Outside Trustees Plan. Stock options outstanding as of December 31, 2000 are as follows:

                                                                            WEIGHTED
                                                                             AVERAGE
                                NUMBER OF                      EXPIRATION   REMAINING
                                 OPTIONS    EXERCISE PRICE(1)     DATE        LIFE
                                ---------  ------------------  ----------   ---------
Outside Trustees Plan(2)...       84,000     $17.50-$   25.00   2001-2010  6.8 years
Employee stock purchase
  plan(3)..................    1,923,874            $21.21875        2007  6.7 years
Stock option plan(2)(3):
  1997 awards..............      234,701  $21.21875-$23.96875        2007  6.7 years
  1998 awards..............    1,217,610   $20.9375-$  24.625        2008  7.8 years
  1999 awards..............    1,265,689   $17.1875-$19.71875        2009  8.7 years
  2000 awards..............    1,251,045   $20.0625-$   24.25        2010  9.7 years
Meridian options(4)........      359,724    $16.375-$ 23.9375        2004  3.2 years
Options sold to
unconsolidated                 1,383,963    $18.625-$ 24.5625   2008-2010  8.6 years
                               ---------
  entities(2)..............
          Total............    7,720,606
                               =========

----------

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

                                                                   WEIGHTED
                                                                    AVERAGE          NUMBER OF
                                                  NUMBER OF         EXERCISE          OPTIONS
                                                   OPTIONS            PRICE         EXERCISABLE
                                                --------------    --------------   --------------
Balance at December 31, 1997 ................        3,103,291    $        21.21        1,129,448
  Granted/Sold ..............................        2,011,392             21.17          870,787
  Exercised .................................               --                --               --
  Forfeited .................................         (251,473)            21.22               --
                                                --------------    --------------   --------------
Balance at December 31, 1998 ................        4,863,210             21.19        2,000,235
  Granted/Sold ..............................        2,066,133             20.41          458,204
  Issued in merger with Meridian (Note 11) ..        1,025,850             20.13        1,025,850
  Exercised .................................           (4,000)            15.50           (4,000)
  Forfeited .................................         (487,985)            21.02               --
                                                --------------    --------------   --------------
Balance at December 31, 1999 ................        7,463,208             20.37        3,480,289
  Granted/Sold ..............................        1,702,028             23.94               --
  Exercised .................................         (744,171)            19.80         (744,171)
  Forfeited .................................         (700,459)            20.55               --
                                                --------------    --------------   --------------
Balance at December 31, 2000 ................        7,720,606    $        21.11        2,736,118
                                                ==============    ==============   ==============

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

                                                            YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        2000          1999          1998
                                                     -----------   -----------   -----------
Net earnings attributable to Common Shares:
  As reported ....................................   $   157,715   $   123,999   $    62,231
  Pro forma ......................................       154,857       121,767        60,805
Basic and diluted net earnings per Common Share:
  As reported-- basic and diluted ................   $      0.96   $      0.81   $      0.51
  Pro forma-- basic ..............................          0.95          0.80          0.50
  Pro forma-- diluted ............................          0.94          0.80          0.50

    Since stock options vest over several years and additional grants are likely to be made in future years, the pro forma compensation cost may not be representative of that to be expected in future years.

    The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                           YEAR ENDED DECEMBER 31,
                                  -----------------------------------------
                                     2000           1999           1998
                                  -----------    -----------    -----------
Risk-free interest rate .......          4.99%          6.58%          4.74%
Forecasted dividend yield .....          5.65%          6.10%          7.36%
Volatility ....................         22.28%         23.01%         27.37%
Weighted average option life ..    6.25 years     6.25 years     6.75 years

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

      2001.................     76,875
      2002.................    116,875
      2003.................     46,300
      2004.................     41,875
      2005.................     55,575
      2006 and thereafter..     83,750
                               -------
                Total......    421,250
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

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

    Selected quarterly financial data (in thousands, except for per share amounts) for 2000 and 1999 is as follows:

                                                              THREE MONTHS ENDED,
                                     --------------------------------------------------------------------
                                       MARCH 31,          JUNE 30,       SEPTEMBER 30,      DECEMBER 31,          TOTAL
                                     --------------    --------------    --------------    --------------    --------------
2000:
  Rental income ..................   $      120,809    $      119,696    $      121,519    $      118,064    $      480,088
                                     ==============    ==============    ==============    ==============    ==============
  Earnings from operations .......   $       62,526    $       52,612    $       67,194    $       59,475    $      241,807
  Minority interest share in
     earnings ....................            1,654             1,435             1,228             1,269             5,586
  Gain (loss) on disposition of
     real estate .................            5,108            (4,801)              702               305             1,314
  Foreign currency exchange
     gains (losses), net .........           (6,520)          (11,929)           (1,929)            2,451           (17,927)
  Total income taxes .............              117               708             2,000             2,305             5,130
                                     --------------    --------------    --------------    --------------    --------------
  Net earnings ...................           59,343            33,739            62,739            58,657           214,478
  Less preferred share
     dividends ...................           14,405            14,150            14,120            14,088            56,763
                                     --------------    --------------    --------------    --------------    --------------
  Net earnings attributable to
     Common Shares ...............   $       44,938    $       19,589    $       48,619    $       44,569    $      157,715
                                     ==============    ==============    ==============    ==============    ==============
     Basic net earnings
       attributable to Common
       Shares ....................   $         0.28    $         0.12    $         0.30    $         0.27    $         0.96
                                     ==============    ==============    ==============    ==============    ==============
     Diluted net earnings
       attributable to Common
       Shares ....................   $         0.28    $         0.12    $         0.29    $         0.27    $         0.96
                                     ==============    ==============    ==============    ==============    ==============
1999:
  Rental income ..................   $       97,161    $      131,251    $      135,503    $      127,911    $      491,826
                                     ==============    ==============    ==============    ==============    ==============
  Earnings from operations .......   $       25,046    $       33,290    $       58,674    $       49,539    $      166,549
  Minority interest share in
     earnings ....................            1,169             1,434             1,139             1,237             4,979
  Gain on disposition of real
     estate ......................              715                --            25,643            12,636            38,994
  Foreign currency exchange
     gains (losses), net .........           (8,283)           (4,012)            5,830           (10,353)          (16,818)
  Total income taxes .............              374               585               534               (21)            1,472
                                     --------------    --------------    --------------    --------------    --------------
  Earnings before cumulative
     effect in accounting
     change ......................           15,935            27,259            88,474            50,606           182,274
  Cumulative effect of
     accounting change ...........            1,440                --                --                --             1,440
                                     --------------    --------------    --------------    --------------    --------------
  Net earnings ...................           14,495            27,259            88,474            50,606           180,834
  Less preferred share
     dividends ...................           13,445            14,493            14,453            14,444            56,835
                                     --------------    --------------    --------------    --------------    --------------
  Net earnings attributable to
     Common Shares ...............   $        1,050    $       12,766    $       74,021    $       36,162    $      123,999
                                     ==============    ==============    ==============    ==============    ==============
  Per Common Share:
     Basic net earnings
       attributable to Common
       Shares before cumulative
       effect of accounting
       change ....................   $         0.02    $         0.08    $         0.46    $         0.22    $         0.82
     Cumulative effect of
       accounting change .........            (0.01)               --                --                --             (0.01)
                                     --------------    --------------    --------------    --------------    --------------
     Basic net earnings
       attributable to Common
       Shares ....................   $         0.01    $         0.08    $         0.46    $         0.22    $         0.81
                                     ==============    ==============    ==============    ==============    ==============
     Diluted earnings
       attributable to Common
       Shares before cumulative
       effect of accounting
       change ....................   $         0.02    $         0.08    $         0.44    $         0.22    $         0.82
     Cumulative effect of
       accounting change .........            (0.01)               --                --                --             (0.01)
                                     --------------    --------------    --------------    --------------    --------------
     Diluted net earnings
       attributable to Common
       Shares ....................   $         0.01    $         0.08    $         0.44    $         0.22    $         0.81
                                     ==============    ==============    ==============    ==============    ==============

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

         ProLogis has invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Code. The voting common stock of these companies was held by four entities in which ProLogis did not have an ownership interest. ProLogis' largest shareholder, Security Capital, had a non-controlling ownership interest in two of these entities. During 2000, certain amendments to the Code were passed that were to be effective in January 2001. The Code, as amended in 2001, would allow for ProLogis to have a voting ownership interest in these entities; however, many of the states in which ProLogis operates had not amended their income tax laws governing REITs to coincide with the amendments made to the Code. For ProLogis to continue to qualify as a REIT under applicable state income tax laws, the non-voting preferred stock ownership structure had to continue after the Code amendments took effect in January 2001.

         In anticipation of the changes in the Code, ProLogis began negotiating purchase agreements with the owners of the voting common stock in three of the entities. Rather than postpone the completion of these purchases pending changes to the state income tax laws governing REITs, the purchase of the voting common stock of each entity was completed with the voting interest in these entities acquired by Mr. K. Dane Brooksher, ProLogis' chairman and chief executive officer. The transactions through which Mr. Brooksher became an owner in these entities are further discussed below.

         On January 5, 2001, a newly formed limited liability company, Kingspark LLC, of which Mr. Brooksher, ProLogis' chairman, is the voting member and ProLogis is the non-voting member, acquired the ordinary shares of Kingspark S.A. (an entity in which ProLogis owns all of the non-voting preferred stock) from Kingspark Holdings LLC (a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital owned 100% of the non-voting interests) for approximately $8.1 million. Mr. Brooksher's $40,557 capital contribution to the newly formed limited liability company was loaned to Mr. Brooksher by ProLogis, which recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8%. ProLogis owns 95% of the membership interests (all non-voting) and Mr. Brooksher owns 5% of the membership interests (all voting) of Kingspark LLC and Mr. Brooksher is its managing member. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher will not receive any compensation in connection with being the managing member. His membership interest entitles him to dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. ProLogis structured the transaction in the manner described above to enable ProLogis to continue to qualify as a REIT under applicable state income tax laws.

         Also on January 5, 2001, a newly formed limited liability company of which Mr. Brooksher is the voting member and ProLogis is the non-voting member, acquired the common shares of Frigoscandia S.A. and ProLogis Logistics (both entities in which

ProLogis owns all of the non-voting preferred stock) for an aggregate of approximately $3.3 million. The common shares of Frigoscandia S.A. were owned by a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital owned 100% of the non-voting interests. The common shares of ProLogis Logistics were owned by a limited liability company in which unrelated third parties owned all of the membership interest. Mr. Brooksher contributed $50,000 to the capital of the newly formed limited liability company. ProLogis owns 89% of the membership interests (all non-voting) and Mr. Brooksher owns 11% of the membership interests (all voting) of CSI/Frigo LLC. Mr. Brooksher is the managing member of CSI/Frigo LLC. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis will recognize 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher will not receive any compensation in connection with being the managing member. Mr. Brooksher's membership interest and the provisions of the participating note entitle him to dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. ProLogis structured the transaction in the manner described above to enable ProLogis to continue to qualify as a REIT under applicable state income tax laws.

         As a result of the foregoing transactions, Mr. Brooksher has an effective 0.04% interest in the earnings of ProLogis Logistics, an effective 0.25% interest in the earnings of Frigoscandia S.A. and an effective 0.25% interest in the earnings of Kingspark S.A. Mr. Brooksher receives no compensation in connection with his interest in these companies.

         In 2000, ProLogis invested in two technology companies whose income was not REIT qualifying income under the Code (amendments to the Code and state income tax laws governing REITs were not in effect at this time). These investments were structured whereby ProLogis would have only a non-voting preferred stock ownership interest. To complete the transactions, Mr. Brooksher acquired the voting ownership interest in each entity. These investments are discussed below.

         In July 2000, ProLogis acquired an indirect interest in Vizional Technologies. In order to facilitate the acquisition, ProLogis acquired all of the non-voting preferred stock of GoProLogis, representing a 98% interest in the earnings of GoProLogis. GoProLogis holds the direct investment in Vizional Technologies. Mr. Brooksher acquired all of the voting common stock of GoProLogis, representing a 2% interest in the earnings of GoProLogis and is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis and ProLogis does not have the right to acquire Mr. Brooksher's ownership interest in 2000. However, beginning in 2001, an option agreement does allow ProLogis to acquire Mr. Brooksher's ownership interest. GoProLogis invested $25.0 million in the preferred stock of Vizional Technologies. GoProLogis also received $30.4 million of preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period. ProLogis structured the transaction in the manner described above to enable ProLogis to continue to qualify as a REIT under applicable state income tax laws.

         In September 2000, ProLogis acquired an indirect interest in PhatPipe. In order to facilitate the acquisition, ProLogis acquired all of the non-voting preferred stock of ProLogis PhatPipe, representing a 98% interest in the earnings of ProLogis PhatPipe. ProLogis PhatPipe holds the direct investment in PhatPipe. Mr. Brooksher acquired all of the voting common stock of ProLogis PhatPipe, representing a 2% interest in the earnings of ProLogis PhatPipe and is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed an aggregate of $122,449 principal amount of recourse promissory notes to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis does not have the right to acquire Mr. Brooksher's ownership interest in 2000. However, beginning in 2001, an option agreement does allow ProLogis to acquire Mr. Brooksher's ownership interest. ProLogis PhatPipe invested $3.5 million in the preferred stock of PhatPipe, Inc. and has committed to fund a total of $8.0 million in ProLogis PhatPipe by March 31, 2001 pursuant to the terms of a stock purchase agreement. ProLogis PhatPipe also received $3.5 million of preferred stock of PhatPipe, Inc. under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period. ProLogis structured the transaction in the manner described above to enable ProLogis to continue to qualify as a REIT under applicable state income tax laws.

16. FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments

    The following estimates of the fair value of financial instruments have been determined by ProLogis using available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts ProLogis would realize upon disposition.

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

    The following table reflects the carrying amount and estimated fair value of ProLogis' financial instruments (in thousands):

                                                                      DECEMBER 31,
                                             -----------------------------------------------------------------
                                                          2000                              1999
                                             -------------------------------   -------------------------------
                                                CARRYING                         CARRYING
                                                 AMOUNT         FAIR VALUE         AMOUNT        FAIR VALUE
                                             --------------   --------------   --------------   --------------
Balance sheet financial instruments:
  Senior unsecured debt ..................   $    1,699,989   $    1,703,737   $    1,729,630   $    1,656,445
  Secured debt ...........................   $      537,925   $      543,967   $      565,776   $      547,428
Derivative financial instruments:
  Foreign currency put option
     contracts ...........................   $          446   $          446   $          628   $          628
  Interest rate swap agreements ..........   $           --   $           --   $           --   $        7,998

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

    The following table summarizes the activity in derivative financial instruments for the years ended December 31, 2000 and 1999 (in millions):

                                                                  INTEREST              FOREIGN
                                              INTEREST RATE       RATE SWAP           CURRENCY PUT
                                                 CONTRACTS        AGREEMENTS           OPTIONS(1)
                                              --------------    --------------       --------------
Notional amounts as of December 31, 1998 ..   $         75.0    $         75.0       $           --
New contracts .............................               --             169.9(2)              27.1
Matured or expired contracts ..............               --                --                 (3.9)
Terminated contracts ......................            (75.0)            (75.0)                  --
                                              --------------    --------------       --------------
Notional amounts as of December 31, 1999 ..   $           --    $        169.9       $         23.2
New contracts .............................               --                --                 55.5
Matured or expired contracts ..............               --                --                (34.9)
Contracts transferred .....................               --            (169.9)(2)               --
                                              --------------    --------------       --------------
Notional amounts as of December 31, 2000 ..   $           --    $           --       $         43.8
                                              ==============    ==============       ==============

----------

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

                                         PROLOGIS TRUST


                                         By: /s/ EDWARD S. NEKRITZ
                                             -----------------------------------
                                             Edward S. Nekritz
                                             Senior Vice President and Secretary

Date: April 5, 2002

                                INDEX TO EXHIBITS

    Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

    Exhibit
    Number                                        Description
    ------                -------------------------------------------------------------------------------------------------------
      3.1         --      Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis' quarterly report on Form 10-Q for the quarter ended June 30, 1999).

      3.2         --      Amended and Restated Bylaws of ProLogis (incorporated by reference to exhibit 3.2 to ProLogis'
                          quarterly report on Form 10-Q for the quarter ended June 30, 1999).

      4.1         --      Rights Agreement, dated as of December 31, 1993, between ProLogis and State Street Bank and Trust
                          Company, as Rights Agent, including form of Rights Certificate (incorporated by reference to exhibit
                          4.4 to ProLogis' registration statement No. 33-78080).

      4.2         --      First Amendment to Rights Amendment, dated as of February 15, 1995, between ProLogis, State Street
                          Bank and Trust Company and The First National Bank of Boston, as successor Rights Agent
                          (incorporated by reference to exhibit 3.1 to ProLogis' Form 10-Q for the quarter ended September 30,
                          1995).

      4.3         --      Second Amendment to Rights agreement, dated as of June 22, 1995, between ProLogis, State Street Bank and Trust Company and The First National Bank of Boston (incorporated by reference to Exhibit 3.1 to
                          ProLogis' Form 10-Q for the quarter ended September 30, 1995).

      4.4         --      Third Amendment to Rights Agreement, dated as of October 11, 2001, among ProLogis, Fleet National
                          Bank and Equiserve Trust Company, N.A. (incorporated by reference to exhibit 4.1 to ProLogis' Form
                          10-Q for the quarter ended September 30, 2001).

      4.5         --      Form of share certificate for Common Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis' registration statement No. 33-73382).

      4.6         --      ProLogis Trust Employee Share Purchase plan, as amended and restated (incorporated by reference to exhibit 4.7 to ProLogis' Form S-8, dated September 27, 2001).

      4.7         --      Form of share certificate for Series A Cumulative Redeemable  Preferred Shares of Beneficial
                          Interest of ProLogis (incorporated by reference to exhibit 4.7 to ProLogis' Form 8-A registration statement relating to such shares).

      4.8         --      8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis' Form 10-K for the year ended December 31, 1994).

      4.9         --      Form of share certificate for Series B Cumulative Convertible Redeemable Preferred Shares of
                          Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis' Form 8-A registration statement relating to such shares).

     4.10         --      Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest
                          of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis' Form 10-K for the year ended
                          December 31, 1996).

     4.11         --      9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis' Form 10-K for the year ended December 31, 1994).

     4.12         --      7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis' Form 8-K dated
                          May 9, 1995).

     4.13         --      7.30% Note due May 15, 2001 (incorporated by reference to exhibit 4.3 to ProLogis' Form 8-K dated
                          May 9, 1995).

     4.14         --      7.25% Note due May 15, 2000 (incorporated by reference to exhibit 4.2 to ProLogis' Form 8-K dated
                          May 9, 1995).

     4.15         --      7.125% Note due May 15, 1998 (incorporated by reference to exhibit 4.1 to ProLogis' Form 8-K dated
                          May 9, 1995).

     4.16         --      7.25% Note due May 15, 2002 (incorporated by reference to exhibit 4.1 to ProLogis' Form 10-Q for the quarter ended June 30, 1996).

    Exhibit
    Number                                        Description
    ------                -------------------------------------------------------------------------------------------------------

     4.17         --      7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis' Form 10-Q for the quarter ended June 30, 1996).

     4.18         --      8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis' Form 10-Q for the quarter ended June 30, 1996).

     4.19         --      7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis' Form 10-K for the year ended December 31, 1996).

     4.20         --      Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as
                          Trustee (incorporated by reference to exhibit 4.9 to ProLogis' Form 10-K for the year ended December
                          31, 1994).

     4.21         --      Collateral Trust Indenture, dated as of July 22, 1993, between Krauss/Schwartz Properties, Ltd. and
                          NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 4.10 to ProLogis'
                          Form 10-K for the year ended December 31, 1994).

     4.22         --      First Supplement Collateral Trust Indenture, dated as of October 28, 1994, among ProLogis Limited
                          Partnership-IV, Krauss/Schwartz Properties, Ltd., and NationsBank of Virginia, N.A., as Trustee
                          (incorporated by reference to exhibit 10.6 to ProLogis' Form 10-Q for the quarter ended September
                          30, 1994).

     4.23         --      Form of share certificate for Series D Cumulative Redeemable Preferred Shares of Beneficial Interest
                          of ProLogis (incorporated by reference to exhibit 4.21 of ProLogis' Registration Statement No.
                          69001).

     4.24         --      Form of share certificate for Series E Cumulative Redeemable Preferred Shares of Beneficial Interest
                          of ProLogis (incorporated by reference to exhibit 4.22 of ProLogis' Registration Statement No.
                          69001).

     4.25         --      7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis' Form 8-K dated
                          July 11, 1997).

     4.26         --      Form of 7.05% Promissory Note due July 15, 2006 (incorporated by reference to exhibit 4.24 to
                          ProLogis' Form 10-K for the year ended December 31, 1999).

     4.27         --      7.00% Promissory Note due October 1, 2003 (incorporated by reference to exhibit 4.25 to ProLogis'
                          Form 10-K for the year ended December 31, 1999).

     4.28         --      Form of 6.70% Promissory Note due April 15, 2004 (incorporated by reference to exhibit 4.26 to
                          ProLogis' Form 10-K for the year ended December 31, 1999).

     4.29         --      Form of 7.10% Promissory Note due April 15, 2008 (incorporated by reference to exhibit 4.27 to
                          ProLogis' Form 10-K for the year ended December 31, 1999).

     10.1         --      Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis' Registration Statement No. 33-73382).

     10.2         --      Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-II, dated as of February 15, 1994, among ProLogis as general partner, and the limited partners set forth therein
                          (incorporated by reference to exhibit 10.12 to ProLogis' Registration Statement No. 33-78080).

     10.3         --      Third Amended and Restated Investor Agreement, dated as of September 9, 1997, between ProLogis and
                          SC Group Incorporated (incorporated by reference to exhibit 10.3 to Security Capital Group
                          Incorporated's Form 10-Q for the quarter ended September 30, 1997).

     10.4         --      Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis' Registration Statement No.
                          33-73382).

     10.5         --      Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis' Form 10-K for the year ended December 31, 1995).

     10.6         --      Declaration of Trust for the benefit of ProLogis' independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis' Form 10-K for the year ended December 31, 1995).

    Exhibit
    Number                                        Description
    ------                -------------------------------------------------------------------------------------------------------
     10.7         --      Share Option Plan for Outside Trustees (incorporated by reference to exhibit 10.18 to ProLogis' Form
                          10-Q for the quarter ended June 30, 1994).

     10.8         --      1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus contained in Registration Statement No. 333-75893).

     10.9         --      Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-III, dated as of October 28, 1994, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.3 to ProLogis' Form 10-Q for the quarter ended
                          September 30, 1994).

    10.10         --      Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-IV, dated as of October 28, 1994, by and among ProLogis IV, Inc., as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis' Form 10-Q for the quarter ended September 30, 1994).

    10.11         --      Option Agreement and Consent, dated October 24, 1994, by and between ProLogis and Farm Bureau Life
                          Insurance Company (incorporated by reference to exhibit 10.7 to ProLogis' Form 10-Q for the quarter ended September 30, 1994).

    10.12         --      Form of Secured Promissory Note and Pledge Agreement relating to Share Purchase Program
                          (incorporated by reference to exhibit 10.17 to ProLogis' Form 10-K for the year ended December 31,
                          1998).

    10.13         --      Loan Agreement, dated as of December 23, 1998, between ProLogis and Connecticut General Life
                          Insurance Company (incorporated by reference to exhibit 10.19 to ProLogis' Form 10-K for the year ended December 31, 1998).

    10.14         --      Tranche A Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity Association of America (incorporated by reference to exhibit 10.20 to ProLogis' Form
                          10-K for the year ended December 31, 1998).

    10.15         --      Tranche B Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity Association of America (incorporated by reference to exhibit 10.21 to ProLogis' Form
                          10-K for the year ended December 31, 1998).

    10.16         --      Stock Purchase Agreement among Meridian, Harris Trust & Savings Bank, as Trustee for Ameritech
                          Pension Trust, and OTR, on behalf of and as nominee for the State Teachers Retirement Board of Ohio, dated as of December 29, 1995 (incorporated by reference to Meridian's Registration Statement No.
                          333-00018).

    10.17         --      Amended and Restated Loan Administration Agreement between The Prudential Insurance Company of
                          America and Meridian, IndTennco Limited Partnership, Metro-Sierra Limited Partnership, and Progress
                          Center/Alabama Limited Partnership, dated as of February 23, 1996 (incorporated by reference to exhibit 10.24 to Meridian's Form 10-K for the year ended December 31, 1996).

    10.18         --      Note Purchase Agreement among Meridian and The Travelers Insurance Company (I/N/TRAL & CO.), United
                          Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company,
                          The United States Life Insurance Company in the City of New York, All American Life Insurance
                          Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance
                          Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company
                          (I/N/O CUDD & CO), Lincoln National Health & Casualty Insurance Company, Allied Life Insurance
                          Company "B" (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans
                          (I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life
                          Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST & CO), Union Central
                          Life Insurance Company (I/N/O HARE & CO), and Pan-American Life Insurance Company, dated November
                          15, 1997 (incorporated by reference to exhibit 10.66 to Meridian's Form 10-K for the year ended
                          December 31, 1997).

    Exhibit
    Number                                        Description
    ------                -------------------------------------------------------------------------------------------------------
    10.19         --      Credit Agreement among ProLogis Trust, NationsBank, N.A., Commerzbank Aktien Gesellschaft, New York
                          Branch, Chase Bank of Texas, National Association and Lenders Named Herein, dated as of March 29,
                          1999 (incorporated by reference to exhibit 10.1 to ProLogis' Form 8-K dated April 16, 1999).

    10.20         --      Credit Agreement among ProLogis Trust, as Borrower and Guarantor, ProLogis Logistics Services
                          Incorporated, as Borrower, ProLogis Development Services Incorporated, as Borrower, Bank of America
                          N.A., as Administrative Agent, Commerzbank Aktiengellschaft, New York Branch, as Syndication Agent,
                          Chase Bank of Texas, National Association, as Documentation Agent, First Union National Bank and
                          Societe Generale, Southwest Agency, as Managing Agents and the Lenders Named Herein as Lenders, as
                          of June 6, 2000 (incorporated by reference to exhibit 10.2 to ProLogis' Form 10-Q for the quarter ended June 30, 2000).

    10.21         --      Mortgage Noted dated as of March 29, 1999 between ProLogis Trust and Pro-Industrial Funding
                          Company, Inc. (incorporated by reference to exhibit 10.1 to ProLogis' Form 8-K dated May 17, 1999).

    10.22         --      Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis' Registration Statement No. 333-86081).

    10.23         --      ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of May 18, 2000
                          (incorporated by reference to exhibit 10.1 to ProLogis' Form 10-Q for the quarter ended June 30,
                          2000).

    10.24         --      Multi-Currency Revolving Credit Facility Agreement among PLD Europe Finance B.V. and PLD U.K.
                          Finance B.V. as Original Borrowers, ProLogis Trust as guarantor, ABN AMRO Bank N.V. as Arranger and
                          Societe Generale as Co-Arranger, ABN AMRO Bank N.S. as Agent and Issuing bank as Banks as defined herein, dated December 17, 1999 (incorporated by reference to exhibit 10.24 to ProLogis' Form 10-K for the year ended December 31, 1999).

    10.25         --      Form of Executive Protection Agreements entered into between ProLogis and K. Dane Brooksher and
                          Irving F. Lyons III, dated as of June 24, 1999. (incorporated by reference to exhibit 10.25 to
                          ProLogis' Form 10-K for the year ended December 31, 1999).

    10.26         --      Form of Executive Protection Agreements entered into between ProLogis and Walter C. Rakowich,
                          Jeffrey H. Schwartz, Robert J. Watson and John W. Seiple, dated as of June 24, 1999 (incorporated by reference to exhibit 10.26 to ProLogis' Form 10-K for the year ended December 31, 1999).

    10.27         --      Special Equity Agreement between ProLogis and K. Dane  Brooksher, dated as of December 15, 2000.

    12.1*         --      Statement re: Computation of Ratio of Earnings to Fixed Charges.

    12.2*         --      Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share
                          Dividends.

    21.1*         --      Subsidiaries of ProLogis.

    23.1          --      Consent of Arthur Andersen LLP.

    23.2          --      Consent of KPMG-- Stockholm, Sweden.

    23.3*         --      Report of KPMG-- Stockholm, Sweden.

    23.4          --      Consent of KPMG-- New York, New York.

    23.5*         --      Report of KPMG-- New York, New York.

    24.1*         --      Power of Attorney.

    99.1          --      Limited Liability Company Agreement of Kingspark LLC dated as of January 2, 2001.

    99.2          --      Promissory Note from  Kingspark LLC to ProLogis dated January 5, 2001.

    99.3          --      Promissory Note from K. Dane Brooksher to ProLogis dated January 5, 2001.

    99.4          --      Purchase and Sale Agreement, dated as of January 2, 2001, among Kingspark Holding S.A., Kingspark
                          Holdings LLC and Kingspark LLC.

    99.5          --      Limited Liability Company Agreement of CSI/Frigo LLC dated as of January 2, 2001.

    Exhibit
    Number                                        Description
    ------                -------------------------------------------------------------------------------------------------------
     99.6        --       Promissory Note from CSI/Frigo LLC to ProLogis dated January 5, 2001.

     99.7        --       Purchase and Sale Agreement,  dated as of January 2, 2001 among ProLogis  Logistics
                          Services Incorporated, SCI Logistics Holdings LLC and CSI/Frigo LLC.

     99.8        --       Promissory  Note from K. Dane Brooksher  GoProLogis  Incorporated.  dated July 18, 2000.

     99.9        --       Option Agreement dated as of July 18, 2000 among GoProLogis  Incorporated,  K. Dane
                          Brooksher and ProLogis.

     99.10       --       Promissory  Note from K. Dane Brooksher to ProLogis  Broadband (1)  Incorporated.
                          dated September 20, 2000.

     99.11       --       Promissory  Note from K. Dane Brooksher to ProLogis  Broadband (1)  Incorporated.
                          dated January 4, 2001.

     99.12       --       Option  Agreement  dated as of  September  20, 2000 among  ProLogis  Broadband  (1)
                          Incorporated, K. Dane Brooksher and ProLogis.

     99.13       --       Letter dated April 3, 2002 to the United States Securities and Exchange  Commission
                          related to audit performed by Arthur Andersen LLP


----------

*    Previously filed.