Form 10-Q/A
period 2001-03-31
PROLOGIS TRUST
filed 2002-04-05
CIK 899881

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                 FORM 10-Q/A #1

                                   ----------

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

                                 PROLOGIS TRUST

                                      INDEX


                                                                                                                   PAGE
                                                                                                                 NUMBER(s)
                                                                                                                 ---------
PART I.   FINANCIAL INFORMATION

     Item 1.    Consolidated Condensed Financial Statements:
                Consolidated Condensed Balance Sheets--March 31, 2001 and December 31, 2000.....................     3
                Consolidated Condensed Statements of Earnings and Comprehensive Income
                    --Three months ended March 31, 2001 and 2000................................................     4
                Consolidated Condensed Statements of Cash Flows--Three months ended
                    March 31, 2001 and 2000.....................................................................     5
                Notes to Consolidated Condensed Financial Statements............................................   6 - 21
                Report of Independent Public Accountants........................................................    22
     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..................................................................................  23 - 31
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................    31

PART II.   OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Securities Holders...........................................    31
     Item 5.    Other Information...............................................................................    31
     Item 6.    Exhibits........................................................................................    31

                                 PROLOGIS TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2001            2000
                                                                              ------------    ------------
                                                                              (UNAUDITED)       (AUDITED)
                                     ASSETS

Real estate ...............................................................   $  4,560,316    $  4,689,492
  Less accumulated depreciation ...........................................        505,890         476,982
                                                                              ------------    ------------
                                                                                 4,054,426       4,212,510
Investments in and advances to unconsolidated entities ....................      1,260,650       1,453,148
Cash and cash equivalents .................................................         33,522          57,870
Accounts and notes receivable .............................................         57,198          50,856
Other assets ..............................................................        163,966         171,950
                                                                              ------------    ------------
         Total assets .....................................................   $  5,569,762    $  5,946,334
                                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit .........................................................   $    120,210    $    439,822
  Senior unsecured debt ...................................................      1,700,086       1,699,989
  Mortgage notes and other secured debt ...................................        536,172         537,925
  Accounts payable and accrued expenses ...................................        121,269         107,494
  Construction payable ....................................................         14,205          40,925
  Distributions and dividends payable .....................................            729          57,739
  Other liabilities .......................................................         90,887          88,439
                                                                              ------------    ------------
         Total liabilities ................................................      2,583,558       2,972,333
                                                                              ------------    ------------
Minority interest .........................................................         46,291          46,630
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
    shares issued and outstanding at March 31, 2001 and
    December 31, 2000; stated liquidation preference of $25.00 per share ..        135,000         135,000
  Series B Preferred Shares; $0.01 par value; 6,256,100 shares issued and outstanding at December 31, 2000; stated liquidation preference
    of $25.00 per share ...................................................             --         156,403
  Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2001 and December 31, 2000; stated
    liquidation preference of $50.00 per share ............................        100,000         100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at March 31, 2001 and December 31, 2000; stated
    liquidation preference of $25.00 per share ............................        250,000         250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2001 and December 31, 2000; stated
    liquidation preference of $25.00 per share ............................         50,000          50,000
  Common shares of beneficial interest; $0.01 par value; 173,679,733 shares issued and outstanding at March 31, 2001 and 165,287,358
    shares issued and outstanding at December 31, 2000 ....................          1,737           1,653
Additional paid-in capital ................................................      2,907,314       2,740,136
Employee share purchase notes .............................................        (18,049)        (18,556)
Accumulated other comprehensive income ....................................        (76,452)        (33,768)
Distributions in excess of net earnings ...................................       (409,637)       (453,497)
                                                                              ------------    ------------
         Total shareholders' equity .......................................      2,939,913       2,927,371
                                                                              ------------    ------------
         Total liabilities and shareholders' equity .......................   $  5,569,762    $  5,946,334
                                                                              ============    ============


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

                                 PROLOGIS TRUST

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ------------------------
                                                                                  2001          2000
                                                                               ----------    ----------

Income:
  Rental income ............................................................   $  119,244    $  120,809
  Other real estate income .................................................       31,124        18,945
  Income from unconsolidated entities ......................................        8,157        21,367
  Interest .................................................................        1,124         1,871
                                                                               ----------    ----------
         Total income ......................................................      159,649       162,992
                                                                               ----------    ----------
Expenses:
  Rental expenses, net of recoveries of $24,864 in 2001 and $23,162 in
     2000, including amounts paid to affiliate of $174 in 2001 and $306
     in 2000 ...............................................................        6,762         6,547
  General and administrative, including amounts paid to affiliate of
     $170 in 2001 and $224 in 2000 .........................................       14,417        11,241
  Depreciation and amortization ............................................       37,860        39,474
  Interest .................................................................       41,522        41,986
  Other ....................................................................        1,243         1,218
                                                                               ----------    ----------
         Total expenses ....................................................      101,804       100,466
                                                                               ----------    ----------
Earnings before minority interest ..........................................       57,845        62,526
Minority interest share in earnings ........................................        1,376         1,654
                                                                               ----------    ----------
Earnings before gain (loss) on disposition of real estate and foreign
     currency exchange gains (losses) ......................................       56,469        60,872
Gain (loss) on disposition of real estate ..................................       (1,198)        5,108
Foreign currency exchange gains (losses), net ..............................        2,657        (6,520)
                                                                               ----------    ----------
Earnings before income taxes ...............................................       57,928        59,460
Income taxes:
  Current income tax expense ...............................................        1,580           117
  Deferred income tax expense ..............................................          909            --
                                                                               ----------    ----------
         Total income taxes ................................................        2,489           117
                                                                               ----------    ----------
Net earnings ...............................................................       55,439        59,343
Less preferred share dividends .............................................       11,432        14,405
                                                                               ----------    ----------
Net earnings attributable to Common Shares .................................       44,007        44,938

Other comprehensive income:
  Foreign currency translation adjustments .................................      (42,684)      (22,574)
                                                                               ----------    ----------
Comprehensive income .......................................................   $    1,323    $   22,364
                                                                               ==========    ==========

Weighted average Common Shares outstanding - Basic .........................      167,297       162,124
                                                                               ==========    ==========
Weighted average Common Shares outstanding - Diluted .......................      174,371       162,281
                                                                               ==========    ==========

Basic net earnings attributable to Common Shares ...........................   $     0.26    $     0.28
                                                                               ==========    ==========
Diluted net earnings attributable to Common Shares .........................   $     0.25    $     0.28
                                                                               ==========    ==========


Distributions per Common Share .............................................   $    0.345    $    0.335
                                                                               ==========    ==========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 PROLOGIS TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED,
                                                                                     MARCH 31,
                                                                             ------------------------
                                                                                2001          2000
                                                                             ----------    ----------
Operating activities:
  Net earnings ...........................................................   $   55,439    $   59,343
  Minority interest share in earnings ....................................        1,376         1,654
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization ........................................       37,860        39,474
    (Gain) loss on disposition of real estate ............................        1,198        (5,108)
    Straight-lined rents .................................................       (1,649)       (1,921)
    Amortization of deferred loan costs ..................................        1,222           987
    Stock-based compensation .............................................        1,614           697
    Income from unconsolidated entities ..................................       (4,949)      (19,029)
    Foreign currency exchange (gains) losses, net ........................       (3,274)        6,553
    Deferred income tax expense ..........................................          909            --
  Decrease (increase) in accounts receivable and other assets ............            2       (21,869)
  Increase in accounts payable, accrued expenses and other liabilities ...       15,045        32,294
  Decrease in amount due to affiliate ....................................           --           119
                                                                             ----------    ----------
        Net cash provided by operating activities ........................      104,793        93,194
                                                                             ----------    ----------
Investing activities:
  Real estate investments ................................................     (185,098)     (122,289)
  Tenant improvements and lease commissions on previously leased space ...       (4,312)       (5,435)
  Recurring capital expenditures .........................................       (3,936)       (5,142)
  Proceeds from dispositions of real estate ..............................      236,900        98,353
  Net (advances to) amounts received from unconsolidated entities ........      209,783       (18,460)
  Cash balances contributed with ProLogis European Properties S.a.r.l ....           --       (17,968)
                                                                             ----------    ----------
        Net cash provided by (used in) investing activities ..............      253,337       (70,941)
                                                                             ----------    ----------
Financing activities:
  Proceeds from exercised options and dividend reinvestment and share
     purchase plans ......................................................       13,150         3,800
  Payments for the redemption of Series B convertible preferred shares ...       (4,583)           --
  Distributions paid on Common Shares ....................................      (57,158)      (54,210)
  Distributions paid to minority interest holders ........................       (1,752)       (1,867)
  Distributions paid on preferred shares .................................      (11,432)      (14,561)
  Principal payments received on employee share purchase notes ...........          507           540
  Proceeds from settlement of derivative financial instruments ...........           --           140
  Proceeds from lines of credit ..........................................      200,920       268,126
  Payments on lines of credit ............................................     (520,532)     (192,400)
  Regularly scheduled principal payments on mortgage notes ...............       (1,598)       (1,789)
                                                                             ----------    ----------
        Net cash provided by (used in) financing activities ..............     (382,478)        7,779
                                                                             ----------    ----------
Net increase (decrease) in cash and cash equivalents .....................      (24,348)       30,032
Cash and cash equivalents, beginning of period ...........................       57,870        69,338
                                                                             ----------    ----------
Cash and cash equivalents, end of period .................................   $   33,522    $   99,370
                                                                             ==========    ==========

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

Principles of Financial Presentation

     The consolidated condensed financial statements of ProLogis as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated condensed financial statements should be read in conjunction with ProLogis' December 31, 2000 audited consolidated financial statements contained in ProLogis' 2000 Annual Report on Form 10-K, as amended.

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

Interest Expense

    Interest expense was $41.5 million and $42.0 million for the three months in 2001 and 2000, respectively, which is net of capitalized interest of $5.9 million and $4.2 million, respectively. Amortization of deferred loan costs included in interest expense was $1.2 million and $1.0 million for the three months in 2001 and 2000, respectively. Total interest paid in cash on all outstanding debt was $38.9 million and $30.4 million during 2001 and 2000, respectively.

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

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------

Gains (losses) from the remeasurement of third party
  debt and remeasurement and settlement of
  intercompany debt, net ...............................   $  1,872    $ (7,024)
Mark to market gains on foreign currency put option
  contracts (1) ........................................      1,012          57
Gains (losses) from the settlement of foreign
  currency put option contracts, net ...................       (255)        480
Other gains (losses), net ..............................         28         (33)
                                                           --------    --------
                                                           $  2,657    $ (6,520)
                                                           ========    ========

----------

(1) Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized.

2. AMENDED QUARTERLY REPORT ON FORM 10-Q/A#1

     ProLogis' Quarterly Report on Form 10-Q for the period ended March 31, 2001 originally filed on May 10, 2001 included the financial position and results of operations of ProLogis' subsidiary, Kingspark Holding S.A. and subsidiaries ("Kingspark S.A."), in its unaudited consolidated condensed financial statements on a consolidated basis. Until January 5, 2001, ProLogis owned only the non-voting preferred stock of Kingspark S.A. and reported its investment in Kingspark S.A. under the equity method. On that date, ProLogis acquired an indirect interest in the voting common stock of Kingspark S.A. and began consolidating it in its financial statements along with its other majority-owned and controlled subsidiaries and partnerships. After reconsideration of the facts underlying its ownership position, ProLogis determined that its indirect ownership interest in the voting common stock of Kingspark S.A. does not give it control such that consolidation is the appropriate method of reporting. Therefore, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2001 included in this Form 10-Q/A#1 to reflect its investment in Kingspark S.A. under the equity method, consistent with its reporting of this investment prior to January 5, 2001. Further, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2001 included in this Form 10-Q/A#1 to reflect its investments in two other entities, whose sole purpose is to hold preferred stock in technology companies, under the equity method. ProLogis began consolidating these entities in 2001, but as with Kingspark S.A., subsequently determined that its ownership interest did not give it control. These changes in reporting have no effect on ProLogis' shareholders equity as of March 31, 2001 or its net earnings attributable to Common Shares, net earnings attributable to Common Shares per share or comprehensive income for the three months ended March 31, 2001. These changes in reporting did result in changes in certain financial statement amounts as of and for the three months ended March 31, 2001. The most significant of which are as follows (in thousands):

                                                           AS          PREVIOUSLY
                                                         AMENDED        REPORTED
                                                       ------------   ------------

Real estate ........................................   $  4,560,316   $  4,866,802
Investments in and advances to unconsolidated
  entities..........................................   $  1,260,650   $    895,776
Other real estate income ...........................   $     31,124   $     42,854
Income (loss) from unconsolidated entities .........   $      8,157   $     (2,044)

3. REAL ESTATE

Real Estate Investments

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                    MARCH 31,           DECEMBER 31,
                                                     2001                 2000
                                                  -----------           -----------

Operating facilities:
  Improved land...............................    $   623,799           $   648,950 (1)
  Buildings and improvements..................      3,556,960             3,619,543 (1)
                                                  -----------           -----------
                                                    4,180,759             4,268,493
                                                  -----------           -----------
Facilities under development (including cost
  of land)......................................      186,418 (2)(3)        186,020 (2)
Land held for development.......................      171,787 (4)           187,405 (4)
Capitalized preacquisition costs................       21,352 (5)            47,574 (5)
                                                  -----------           -----------
          Total real estate.....................    4,560,316             4,689,492
Less accumulated depreciation...................      505,890               476,982
                                                  -----------           -----------
          Net real estate.......................  $ 4,054,426           $ 4,212,510
                                                  ===========           ===========

----------

(1) As of March 31, 2001 and December 31, 2000, ProLogis had 1,231 and 1,244 operating facilities, respectively, consisting of 125,175,000 and 126,275,000 square feet, respectively.

(2) Facilities under development consist of 47 facilities aggregating 9,781,000 square feet as of March 31, 2001 and 41 facilities aggregating 8,711,000 square feet as of December 31, 2000.

(3) In addition to the March 31, 2001 construction payable of $14.2 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $211.4 million.

(4) Land held for future development consists of 1,989 acres as of March 31, 2001 and 2,047 acres as of December 31, 2000.

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

Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of March 31, 2001, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

Remainder of 2001.........      $  328,514
2002......................         369,563
2003......................         286,967
2004......................         205,072
2005......................         140,376
2006 and thereafter.......         276,260
                                ----------
                                $1,606,752

     ProLogis' largest customer (based on rental income) accounted for 1.5% of ProLogis' rental income (on an annualized basis) for the three months ended March 31, 2001. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.4% of ProLogis' rental income (on an annualized basis) for the three months ended March 31, 2001.

4. UNCONSOLIDATED ENTITIES:

Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                           MARCH 31,      DECEMBER 31,
                                                             2001             2000
                                                         ------------    ------------

Temperature-controlled distribution companies:
  Investment in CSI/Frigo LLC(1) .....................   $      2,827    $         --
  Investment in ProLogis Logistics(1) ................        117,163           7,163
  Investment in Frigoscandia S.A.(1) .................        (61,333)        (50,761)
  Notes receivable-ProLogis Logistics/CSI ............             --         162,856
  Mortgage notes receivable-CSI ......................             --          24,082
  Other receivables-ProLogis Logistics/CSI ...........          1,946          36,952
  Notes receivable-Frigoscandia S.A ..................        254,595         208,945
  Other receivables-Frigoscandia S.A .................         35,282          33,797
                                                         ------------    ------------
                                                              350,480         423,034
                                                         ------------    ------------
CDFS business:
   Kingspark LLC(2) ..................................          8,493              --
   Kingspark S. A.(2) ................................        414,187         570,582
                                                         ------------    ------------
                                                              422,680         570,582
                                                         ------------    ------------
ProLogis California(3) ...............................        121,215         132,243

ProLogis North American Properties Fund I(4) .........         45,926          10,369

ProLogis North American Properties Fund II(5) ........          5,417          13,408

ProLogis European Properties Fund II(6) ..............        241,216         147,938

ProLogis European Properties S.a.r.l.(6) .............             --          84,767

Insight(7) ...........................................          2,459           2,470

ProLogis Equipment Services(8) .......................            892             450

GoProLogis(9) ........................................         56,315          56,315

ProLogis PhatPipe(10) ................................         14,050          11,572
                                                         ------------    ------------
          Total ......................................   $  1,260,650    $  1,453,148
                                                         ============    ============

----------

(1) CSI/Frigo LLC, a limited liability company, owns 100% of the voting common stock of both ProLogis Logistics Services Incorporated ("ProLogis Logistics") and Frigoscandia Holding S.A. ("Frigoscandia S.A."). ProLogis directly owns all of the non-voting preferred stock of both ProLogis Logistics and Frigoscandia S.A. representing a 95% interest in the earnings of these entities.

     ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member. ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. Mr. Brooksher's membership interests and the terms of the participating note entitle him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. ProLogis' ownership interests in CSI/Frigo LLC, ProLogis Logistics and Frigoscandia S.A. do not result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' condensed financial statements. See Note 10.

     Prior to January 5, 2001, the common stock of ProLogis Logistics was owned by unrelated third parties and the common stock of Frigoscandia S.A. was owned by a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the non-voting interests. On January 5, 2001, the common stock of both ProLogis Logistics and Frigoscandia S.A. was acquired by CSI/Frigo LLC for an aggregate purchase price of $3.3 million.

(2) ProLogis directly owns all of the non-voting preferred stock of Kingspark S.A., representing a 95% interest in its earnings. Kingspark LLC, a limited liability company, owns 100% of the voting common stock of Kingspark S.A. ProLogis owns 95% of the membership interests (all non-voting) of Kingspark LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 5% of the membership interests (all voting) and is the managing member. Mr. Brooksher may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC which was loaned to him by ProLogis. The recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8.0%. Mr. Brooksher's membership interests entitle him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Neither ProLogis' ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher, result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' financial statements. See Note 10.

     Prior to January 5, 2001, the common stock of Kingspark S.A. was owned by a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital, ProLogis' largest shareholder, owned 100% of the non-voting interests. On January 5, 2001, the common stock of Kingspark S.A. was acquired by Kingspark LLC for $8.1 million.

(3) ProLogis California I LLC ("ProLogis California") owned 78 operating facilities aggregating 12.7 million square feet and had a 332,000 square foot facility under development as of March 31, 2001, all located in the Los Angeles/Orange County market. ProLogis had a 50.0% ownership interest in ProLogis California as of March 31, 2001.

(4) ProLogis North American Properties Fund I LLC owned 36 operating facilities aggregating 9.0 million square feet as of March 31, 2001. In January 2001, ProLogis contributed three additional operating facilities to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million. This transaction increased the combined ownership interest of ProLogis and ProLogis Development Services Incorporated ("ProLogis Development Services") to 41.3% from 20.0%. ProLogis Development Services is a consolidated taxable subsidiary of ProLogis that engages in CDFS business activities in North America.

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

(9) ProLogis owns 100% of the non-voting preferred stock ($25.0 million of cash invested and $30.4 million of preferred stock received under a license fee agreement) of GoProLogis Incorporated ("GoProLogis") that has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. GoProLogis also received $30.4 million of non-cumulative preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period. Investment amount also includes $0.9 million of other costs associated with this investment. This investment was made on July 21, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the five-year term of the agreement. ProLogis accounts for its investment in GoProLogis under the equity method. GoProLogis has not received any dividends from its preferred stock investment in Vizional Technologies since the investment was made in 2000. As of March 31, 2001, ProLogis had deferred $26.2 million of income related to the license fee agreement. ProLogis' net investment in GoProLogis was $30.1 million as of March 31, 2001 ($55.4 million of non-cumulative preferred stock and $0.9 million of additional costs offset by $26.2 million of deferred income). ProLogis' investment in the non-voting preferred stock of GoProLogis represents a 98% interest in its earnings. The voting interest of GoProLogis represents a 2% interest in its earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis but ProLogis does have an option to acquire his interest beginning in 2001 at a price equal to the principal amount plus accrued interest under the promissory note. See Note 10.

(10) ProLogis owns 100% of the non-voting preferred stock ($6.0 million of cash invested and $6.0 million of preferred stock received under a license fee agreement) of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") that has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. ProLogis has committed to fund an additional $2.0 million to ProLogis PhatPipe during 2001 under the terms of a stock purchase agreement. ProLogis PhatPipe also received $6.0 million of non-cumulative preferred stock of PhatPipe and a receivable for $2.0 million, both under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period. Investment amount also includes $50,000 of other costs associated with this investment. This investment was made on September 20, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the three-year term of the agreement. ProLogis accounts for its investment in ProLogis PhatPipe under the equity method. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe since the investment was made in 2000. As of March 31, 2001, ProLogis had deferred $6.6 million of income related to the license fee agreement. ProLogis' net investment in ProLogis PhatPipe was $7.5 million as of March 31, 2001 ($12.0 million of non-cumulative preferred stock, a $2.0 million receivable and $50,000 of additional costs offset by $6.6 million of deferred income). ProLogis' investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in its earnings. The voting interest of ProLogis PhatPipe represents a 2% interest in its earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed recourse promissory notes with an aggregate of $122,449 principal amount to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe but ProLogis does have an option to acquire his interest beginning in 2001 at a price equal to the principal amount plus accrued interest under the promissory notes. See Note 10.

Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ------------------------
                                                            2001           2000
                                                         ----------    ----------
Temperature-controlled distribution companies (1) ....   $   (9,472)   $    1,197
Kingspark S.A. (2) ...................................       10,253         4,820
ProLogis California (3) ..............................        3,067         3,099
ProLogis North American Properties Fund I (4) ........        1,352            --
ProLogis North American Properties Fund II (5) .......          341            --
ProLogis European Properties Fund (6) ................          402         7,324
ProLogis European Properties S.a.r.l. (7) ............           36         4,927
Insight ..............................................          (10)           --
GoProLogis (8) .......................................        1,521            --
ProLogis PhatPipe (8) ................................          667            --
                                                         ----------    ----------
                                                         $    8,157    $   21,367
                                                         ==========    ==========

(1) For 2001 includes a loss of $1,744,000 from ProLogis Logistics Services Incorporated ("ProLogis Logistics") and a loss of $7,728,000 from Frigoscandia S.A. For 2000, includes income of $2,871,000 from ProLogis Logistics and a loss of $1,674,000 from Frigoscandia S.A. Amounts include interest income on notes due to ProLogis.

(2) Represents ProLogis' combined share of the earnings of Kingspark LLC and Kingspark S.A. recognized under the equity method based on its ownership in each entity.

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

(8) Represents ProLogis' share of the income or losses of each company, primarily license fees earned for the non-exclusive use of the ProLogis Operating System(TM) under license agreements entered into in the second quarter of 2000.

Temperature-Controlled Distribution Companies

     ProLogis had the following investments in temperature-controlled distribution companies accounted for under the equity method as of March 31, 2001:

     o Investment in 100% of the non-voting preferred stock of ProLogis Logistics and 100% of the non-voting preferred stock of Frigoscandia S.A. and in the non-voting membership interests of CSI/Frigo LLC which owns the voting common stock of ProLogis Logistics and Frigoscandia S.A. These combined investments entitle ProLogis to recognize in excess of 99% of the earnings of these entities.

     o ProLogis had amounts due from Frigoscandia S.A. or its subsidiaries in the currency equivalent of $289.9 million.

     o ProLogis had amounts due from ProLogis Logistics or its subsidiaries of $1.9 million.

    ProLogis Logistics owns 100% of CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of March 31, 2001, CSI owned or operated under lease agreements facilities aggregating 181.6 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities). Of the total,
3.5 million cubic feet were under development.

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

Kingspark S.A.

    On August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution facility development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"). ProLogis had the following investments in Kingspark S.A. and Kingspark LLC accounted under the equity method as of March 31, 2001:

     o Investment in 100% of the non-voting preferred stock of Kingspark S.A. and in 95% of the membership interests (all non-voting) of Kingspark LLC. Kingspark LLC owns the voting common stock of Kingspark S.A. These combined investments entitle ProLogis to recognize 99.75% of the combined earnings of these entities.

     o 81.5 million pound sterling (the currency equivalent of approximately $118.0 million as of March 31, 2001) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 6.3% per annum for borrowings outstanding at March 31, 2001; due on demand;

     o $129.4 million unsecured note from Kingspark S.A. ; interest at 5.0% per annum; due on demand; and

     o 85.6 million pound sterling (the currency equivalent of approximately $123.8 million as of March 31, 2001) mortgage note from Kingspark S.A.; secured by land parcels and facilities under development; interest at 7.5% per annum; due on demand.

     As of March 31, 2001, Kingspark S.A. had 0.7 million square feet of operating facilities at an investment of $75.2 million and 1.2 million square feet of facilities under development with a total budgeted cost of $111.4 million. Additionally, as of March 31, 2001, Kingspark S.A. owned 325 acres of land and controlled 1,581 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by Kingspark S.A. has the capacity for the future development of approximately 28.4 million square feet of facilities.

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to 15.0 million pounds sterling (the currency equivalent of approximately $21.7 million as of March 31, 2001) and has been guaranteed by ProLogis. As of March 31, 2001, no borrowings were outstanding on the line of credit. However, as of March 31, 2001, ProLogis Kingspark had the currency equivalent of approximately $9.9 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.

ProLogis California I LLC

     ProLogis' total investment in ProLogis California as of March 31, 2001 consisted of (in millions):

Equity interest .....................................................    $  160.1
Distributions ($3.7 million received in 2001) .......................       (27.3)
ProLogis' share of ProLogis California's earnings,
  excluding fees earned .............................................        14.8
                                                                         --------
       Subtotal .....................................................       147.6
Adjustments to carrying value (1) ...................................       (28.3)
Other, (including acquisition costs), net ...........................         1.5
                                                                         --------
       Subtotal .....................................................       120.8
Other receivables ...................................................         0.4
                                                                         --------
       Total ........................................................    $  121.2
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

ProLogis North American Properties Fund I

     ProLogis' and ProLogis Development Services' total investment in ProLogis North American Properties Fund I as of March 31, 2001 consisted of (in millions):

Equity interest ............................................   $   52.7
Distributions ($0.6 million received in 2001) ..............       (1.0)
ProLogis' share of ProLogis North American Properties
  Fund's earnings, excluding fees earned ...................        1.1
                                                               --------
         Subtotal ..........................................       52.8
Adjustments to carrying value (1) ..........................       (9.7)
Other (including acquisition costs), net ...................        2.7
                                                               --------
       Subtotal ............................................       45.8
Other receivables ..........................................        0.1
                                                               --------
       Total ...............................................   $   45.9
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

ProLogis North American Properties Fund II

     ProLogis' and ProLogis Development Services' total investment in ProLogis North American Properties Fund II as of March 31, 2001 consisted of (in millions):

Equity interest ...........................   $   14.0
Adjustments to carrying value (1) .........       (7.0)
Other (including acquisition costs, net ...        1.3
                                              --------
          Subtotal ........................        8.3
Other payables ............................       (2.9)
                                              --------
          Total ...........................   $    5.4
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

ProLogis European Properties Fund

     ProLogis' total investment in ProLogis European Properties Fund as of March 31, 2001 consisted of (in millions of U.S. dollars):

Equity interest ............................................   $    251.5
Distributions ($5.4 million received in 2001) ..............         (9.4)
ProLogis' share of ProLogis European Properties Fund's
  earnings, excluding fees earned ..........................          9.3
                                                               ----------
       Subtotal ............................................        251.4
Adjustments to carrying value (1) ..........................        (29.2)
Other (including acquisitions costs), net ..................         (9.5)
                                                               ----------
       Subtotal ............................................        212.7
Other receivables ..........................................         28.5
                                                               ----------
       Total ...............................................   $    241.2
                                                               ==========

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

                                                                                            PROLOGIS   PROLOGIS NORTH    PROLOGIS
                                     PROLOGIS                                               EUROPEAN      AMERICAN    NORTH AMERICAN
                                    LOGISTICS   FRIGOSCANDIA    KINGSPARK    PROLOGIS      PROPERTIES    PROPERTIES     PROPERTIES
                                       (1)         S.A. (1)      S.A. (1)  CALIFORNIA (2)   FUND (3)     FUND I (4)     FUND II (5)
                                    ---------   ------------    ---------  --------------  ----------  -------------- --------------
     Total assets ................  $  368.8      $  480.3      $  470.7     $  598.4      $  964.0      $  363.1      $  235.7(6)
     Total liabilities (7) .......  $  250.8      $  548.8      $  418.5     $  303.2      $  420.4      $  236.9      $  165.0
     Minority interest ...........  $     --      $     --      $     --     $     --      $     --      $     --      $     --
     Equity ......................  $  118.0      $  (68.5)     $   52.2     $  295.2      $  543.6      $  126.2      $   70.7
     Revenues ....................  $   77.2      $   91.3      $   19.6     $   16.2      $   20.0      $   11.5      $    1.0
     Net earnings (loss) (8)  ....  $   (1.8)     $  (10.4)(9)  $   10.6(10) $    4.5      $    2.2(11)  $    1.8      $    0.2

----------

(1) ProLogis had an ownership interest in excess of 99% in each entity as of March 31, 2001.

(2)  ProLogis had a 50% ownership interest as of March 31, 2001.

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

(7) Includes amounts due to ProLogis of $1.9 million from ProLogis Logistics, $289.9 million from Frigoscandia S.A., $381.0 million from Kingspark S.A., $0.4 million from ProLogis California, $28.5 million from ProLogis European Properties Fund, and $0.1 million from ProLogis North American Properties Fund I. Includes loans from third parties (including accrued interest) of $216.0 million for ProLogis Logistics, $143.1 million for Frigoscandia S.A., $294.8 million for ProLogis California, $340.4 million for ProLogis European Properties Fund, $233.6 million for ProLogis North American Properties Fund I and $165.1 million for ProLogis North American Properties Fund II.

(8) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Statements of Earnings as "Income from unconsolidated entities." The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable.

(9)  Includes net foreign currency exchange losses of $1.4 million.

(10) Includes net foreign currency exchange gains of $5.8 million.

(11) Includes net foreign currency exchange losses of $1.0 million.

5. SHAREHOLDERS' EQUITY:

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

6. DISTRIBUTIONS AND DIVIDENDS:

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

7. EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                   2001          2000
                                                                -----------   -----------
Net earnings attributable to Common Shares ..................   $    44,007   $    44,938
Add:  Series B preferred share dividends ....................            81            --
                                                                -----------   -----------
Adjusted net earnings attributable to Common Shares .........   $    44,088   $    44,938
                                                                ===========   ===========

Weighted average Common Shares outstanding - Basic ..........       167,297       162,124
Incremental weighted average effect of common share
     equivalents and contingently issuable shares ...........           811           157
Weighted average convertible Series B preferred shares ......         6,263            --
                                                                -----------   -----------
Adjusted weighted average Common Shares  outstanding -
        Diluted .............................................       174,371       162,281
Per share net earnings attributable to Common Shares:
     Basic ..................................................   $      0.26   $      0.28
                                                                ===========   ===========
     Diluted ................................................   $      0.25   $      0.28
                                                                ===========   ===========

         For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
Series B preferred shares ............................           --        8,968
                                                           ========     ========

Limited partnership units ............................        5,088        5,587
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

    o CDFS business represents the development of industrial distribution facilities by ProLogis and Kingspark S.A. (which is not consolidated in ProLogis' financial statements) in the United States, Mexico and Europe (see Note 4) which are often disposed of to third parties or entities in which ProLogis has an ownership interest and the development of industrial distribution facilities by ProLogis and Kingspark S.A. on a fee basis for third parties in the United States, Mexico and Europe; the development activities of ProLogis and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

    o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.). The operations of these entities are considered to be one operating segment. See Note 4.

    Reconciliations of the three reportable segments': (i) income from external customers to ProLogis' total income; (ii) net operating income from external customers to ProLogis' earnings before minority interest (ProLogis' chief operating decision makers rely primarily on net operating income and related measures to make decisions about allocating resources and assessing segment performance); and (iii) assets to ProLogis' total assets are as follows (in thousands):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                                2001          2000
                                                             ----------    ----------

Income:
  Property operations:
     United States (1) ...................................   $  119,091    $  119,765
     Mexico ..............................................        4,230         3,342
     Europe (2) ..........................................        1,121        13,053
                                                             ----------    ----------
          Total property operations segment ..............      124,442       136,160
                                                             ----------    ----------
  CDFS business:
     United States (3) ...................................       28,253        16,812
     Mexico ..............................................          (10)          697
     Europe (4) (5) ......................................       13,134         6,255
                                                             ----------    ----------
          Total CDFS business segment ....................       41,377        23,764
                                                             ----------    ----------
  Temperature-controlled distribution operations:
     North America (6) ...................................       (1,744)        2,871
     Europe (7) ..........................................       (7,728)       (1,674)
                                                             ----------    ----------
          Total temperature-controlled distribution
            Operations segment ...........................       (9,472)        1,197
                                                             ----------    ----------
  Reconciling items:
     Interest income .....................................        1,124         1,871
     Income from unconsolidated entities .................        2,178            --
                                                             ----------    ----------
          Total reconciling items ........................        3,302         1,871
                                                             ----------    ----------
          Total income ...................................   $  159,649    $  162,992
                                                             ==========    ==========

Net operating income:
  Property operations:
     United States (1) ...................................   $  112,424    $  112,874
     Mexico ..............................................        4,434         3,247
     Europe (2) ..........................................          822        13,492
                                                             ----------    ----------
          Total property operations segment ..............      117,680       129,613
                                                             ----------    ----------
  CDFS business:
     United States (3) ...................................       28,253        16,812
     Mexico ..............................................          (10)          697
     Europe (4) (5) ......................................       13,134         6,255
                                                             ----------    ----------
          Total CDFS business segment ....................       41,377        23,764
                                                             ----------    ----------
  Temperature-controlled distribution operations:
     North America (6) ...................................       (1,744)        2,871
     Europe (7) ..........................................       (7,728)       (1,674)
                                                             ----------    ----------
          Total temperature-controlled distribution
            operations segment ...........................       (9,472)        1,197
                                                             ----------    ----------
  Reconciling items:
     Interest income .....................................        1,124         1,871
     Income from unconsolidated entities .................        2,178            --
     General and administrative expense ..................      (14,417)      (11,241)
     Depreciation and amortization .......................      (37,860)      (39,474)
     Interest expense ....................................      (41,522)      (41,986)
     Other expenses ......................................       (1,243)       (1,218)
                                                             ----------    ----------
          Total reconciling items ........................      (91,740)      (92,048)
                                                             ----------    ----------
          Earnings before minority interest ..............   $   57,845    $   62,526
                                                             ==========    ==========

                                                             MARCH 31,     DECEMBER 31,
                                                                2001           2000
                                                           ------------   ------------

Property operations:
  United States (8) ....................................   $  3,754,058   $  3,887,601
  Mexico ...............................................        119,805        113,538
  Europe (8) ...........................................        324,182        308,457
                                                           ------------   ------------
          Total property operations segment ............      4,198,045      4,309,596
                                                           ------------   ------------
CDFS business:
  United States ........................................        281,302        304,697
  Mexico ...............................................         30,425         26,288
  Europe (8) ...........................................        521,961        637,207
                                                           ------------   ------------
          Total CDFS business segment ..................        833,688        968,192
                                                           ------------   ------------
Temperature controlled distribution operations:
  North America (8) ....................................        120,928        231,053
  Europe (8) ...........................................        229,552        191,981
                                                           ------------   ------------
          Total temperature controlled
           distribution operations segment .............        350,480        423,034
                                                           ------------   ------------
Reconciling items:
  Investments in unconsolidated entities ...............         73,716         70,807
  Cash .................................................         33,522         57,870
  Accounts and notes receivable ........................         21,288         43,040
  Other assets .........................................         59,023         73,795
                                                           ------------   ------------
          Total reconciling items ......................        187,549        245,512
                                                           ------------   ------------
          Total assets .................................   $  5,569,762   $  5,946,334
                                                           ============   ============

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

(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 2001 and 2000 and Kingspark LLC in 2001 (including $5.8 million and $0.4 million of net foreign currency exchange gains in 2001 and 2000, respectively). See Note 4.

(5) Includes $1.9 million and $0.3 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2001 and 2000, respectively. In addition, includes $10.3 million and $0.5 million of net gains recognized under the equity method related to the disposition of facilities to ProLogis European Properties Fund by Kingspark S.A. in 2001 and 2000, respectively.

(6) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics in 2001 and 2000 and in CSI/Frigo LLC in 2001. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in ProLogis Logistics. See Note 4 for summarized financial information of ProLogis Logistics.

(7) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. in 2001 and 2000 and in CSI/Frigo LLC in 2001. Includes $1.4 million and $2.2 million of net foreign currency exchange losses in 2001 and 2000, respectively. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in Frigoscandia S.A. See Note 4 for summarized financial information of Frigoscandia S.A.

(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See Note 4 for summarized financial information of these unconsolidated entities as of and for the three months ended March 31, 2001.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities for the three months ended March 31, 2001, and 2000 are as follows:

     o In 2001, ProLogis contributed its 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest in ProLogis European Properties Fund of $83.0 million. In 2000, in connection with ProLogis' initial contribution of 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund, ProLogis received an equity interest in ProLogis European Properties Fund of approximately $78.0 million. ProLogis European Properties S.a.r.l. had total assets of $403.9 million and total liabilities of $248.1 million. ProLogis recognized its investment in the remaining 49.9% of the common stock under the equity method from January 7, 2000 through January 6, 2001. See Note 4.

     o ProLogis received $1.6 million, $34.1 million and $13.4 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II, respectively, in the form of an equity interest in these entities during 2001. ProLogis received $0.7 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund in the form of an equity interest during 2000.

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

10. RELATED PARTY TRANSACTIONS

Transactions with Chief Executive Officer and Chairman

     ProLogis has invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Internal Revenue Code of 1986, as amended (the "Code"). Therefore, the voting common stock of these companies was held by third parties including entities in which Security Capital, ProLogis' largest shareholder, held non-voting interests. The Code, as amended in 2001, allows for ProLogis to have a voting ownership interest in these entities. ProLogis began negotiations to acquire the voting ownership interests in these entities during 2000. Before the acquisitions were completed it was determined that the state income tax laws governing REITs were not all going to be changed to coincide with the amendments to the Code. Therefore, K. Dane Brooksher, ProLogis' chairman and chief executive officer, acquired the voting ownership interests in Frigoscandia S.A., ProLogis Logistics and Kingspark S.A. from the third parties and Security Capital. See Note 4.

     Mr. Brooksher's voting ownership interests in the entities in which ProLogis has only non-voting ownership interests are:

     o Kingspark LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock of Kingspark S.A. (an entity in which ProLogis owns all of the non-voting preferred stock) for $8.1 million. ProLogis funded the entire purchase price either directly or through loans to Kingspark LLC or Mr. Brooksher. The ProLogis loan to Kingspark LLC is in the principal amount of $7.3 million, is due January 5, 2006 and bears interest at an annual rate of 8.0%. ProLogis made a direct capital contribution to Kingspark LLC in the amount of $770,973. Mr. Brooksher's $40,557 capital contribution to Kingspark LLC was loaned to him by ProLogis, which recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8.0%. Mr. Brooksher's membership interests entitle him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Mr. Brooksher is the managing member and he may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. See Note 4.

     o CSI/Frigo LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock of Frigoscandia S.A. and ProLogis Logistics (both entities in which ProLogis owns all of the non-voting preferred stock) for $3.3 million. ProLogis loaned $2.9 million to CSI/Frigo LLC, which loan is due January 5, 2011 and bears interest at an annual rate of 8.0%. ProLogis also made a capital contribution to CSI/Frigo LLC in the amount of $404,545 and Mr. Brooksher made a $50,000 capital contribution to CSI/Frigo LLC. Mr. Brooksher's membership interests (after considering the terms of the participating note from CSI/Frigo LLC to ProLogis) entitle him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. Mr. Brooksher is the managing member and he may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member.

     As a result of the foregoing transactions, Mr. Brooksher has an effective 0.04% interest in the earnings of ProLogis Logistics, an effective 0.25% interest in the earnings of Frigoscandia S.A. and an effective 0.25% interest in the earnings of Kingspark S.A.

     In 2000, ProLogis invested in GoProLogis and ProLogis PhatPipe, whose income is not REIT qualifying income under the Code (amendments to the Code and state income tax laws governing REITs were not in effect at this time). These investments were structured whereby ProLogis would have only a non-voting preferred stock ownership interest. To complete the transactions, Mr. Brooksher acquired the voting ownership interest in each entity as noted below.

     o GoProLogis owns preferred stock in Vizional Technologies. Mr. Brooksher owns all of the voting common stock of GoProLogis, representing a 2% interest in the earnings of GoProLogis and he is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. ProLogis owns all of the non-voting preferred stock of GoProLogis, representing a 98% interest in the earnings of GoProLogis and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis and ProLogis has the right to acquire Mr. Brooksher's ownership interest beginning in 2001 for a price equal to the outstanding principal amount of the promissory note plus accrued and unpaid interest. See Note 4.

     o ProLogis PhatPipe owns preferred stock in PhatPipe. Mr. Brooksher owns all of the voting common stock of ProLogis PhatPipe, representing a 2% interest in the earnings of ProLogis PhatPipe and he is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. ProLogis owns all of the non-voting preferred stock of ProLogis PhatPipe, representing a 98% interest in the earnings of ProLogis PhatPipe and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed recourse promissory notes with the aggregate principal amount of $122,449 to ProLogis PhatPipe in exchange for his interest in the entity, which notes are payable on September 20, 2005 ($71,429 principal amount) and January 4, 2006 ($51,020 principal amount). Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis has the right to acquire Mr. Brooksher's ownership interest beginning in 2001 for a price equal to the outstanding aggregate principal amount of the promissory notes plus accrued and unpaid interest. See Note 4.

     As of March 31, 2001, ProLogis had other loans outstanding from Mr. Brooksher with an aggregate principal amount of $2,105,000. Of these, $1,867,000 was loaned to Mr. Brooksher under ProLogis' employee share purchase plan.

11. COMMITMENTS AND CONTINGENCIES:

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


                                                     ARTHUR ANDERSEN LLP


Chicago, Illinois
May 9, 2001
(except with respect
to Note 2 as to which
the date is April 3, 2002)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with ProLogis' Consolidated Condensed Financial Statements and the notes thereto included in
Item 1 of this report. See also ProLogis' 2000 Annual Report on Form 10-K, as amended.

     The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs, and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis' markets that could adversely affect demand for ProLogis' facilities and the creditworthiness of ProLogis' customers,
(ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations, (iii) increased or unanticipated competition for distribution facilities in ProLogis' target market cities; and
(iv) those factors discussed in ProLogis' 2000 Annual Report on Form 10-K, as amended.

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

     The CDFS business segment provides capital for ProLogis to redeploy into its development activities in addition to generating profits that contribute to ProLogis' total income. ProLogis' income from this segment increased by $17.6 million in 2001 over 2000, primarily the result of the number of dispositions of facilities developed by ProLogis to entities in which ProLogis maintains an ownership interest, such as ProLogis North American Properties Fund II and ProLogis European Properties Fund, as well as to third parties. The 2001 increases in the CDFS business segment income were offset by a $11.7 million decrease from 2000 in the property operations segment's income. This operating segment's net income includes rental income and net rental expenses from facilities directly owned by ProLogis and also its share of the income of its unconsolidated entities that engage in property operations segment activities. Income from ProLogis' temperature-controlled distribution operations decreased in 2001 from 2000 by $10.7 million, primarily due to losses incurred in the European operations. See "-- Property Operations", "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations".

Property Operations

     ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated:

                                                             MARCH 31,
                                      ---------------------------------------------------------
                                                  2001                        2000
                                      ---------------------------   ---------------------------
                                                       SQUARE                        SQUARE
                                         NUMBER        FOOTAGE         NUMBER        FOOTAGE
                                      ------------   ------------   ------------   ------------

Direct ownership (1) ..............          1,231    125,174,797          1,266    127,750,345
ProLogis California (2) ...........             78     12,720,307             78     11,751,208
ProLogis North American
  Properties Fund I (3) ...........             36      8,962,549             --             --
ProLogis North American
  Properties Fund II (4) ..........             26      4,162,645             --             --
ProLogis European Properties
  Fund and ProLogis European
  Properties S.a.r.l. (5) .........            110     15,958,676             80     10,273,249
                                      ------------   ------------   ------------   ------------
                                             1,481    166,978,974          1,424    149,774,802
                                      ============   ============   ============   ============

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

     ProLogis' property operations segment income consists of the: (i) net operating income from the operating facilities that are owned by ProLogis directly or through its consolidated entities and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated entities engaged in property operations. See Note 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1. The amounts recognized under the equity method are based on the net earnings of each unconsolidated entity and include: interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis European Properties Fund and ProLogis European Properties S.a.r.l.). ProLogis' net operating income from the property operations segment was as follows (in thousands) (see Note 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                      2001         2000
                                                                   ----------   ----------

Facilities directly owned by ProLogis and its consolidated
  Entities:
  Rental income ................................................   $  119,244   $  120,809
  Property operating expenses ..................................        6,762        6,547
                                                                   ----------   ----------
     Net operating income (1) ..................................      112,482      114,262
                                                                   ----------   ----------
Income from the ProLogis California ............................        3,067        3,099
Income from ProLogis North American Properties Fund I (2) ......        1,352           --
Income from ProLogis North American Properties Fund II (2) .....          341           --
Income from ProLogis European Properties Fund (3) ..............          402        7,324
Income from ProLogis European Properties S.a.r.l. (3) ..........           36        4,928
                                                                   ----------   ----------
     Total property operations segment .........................   $  117,680   $  129,613
                                                                   ==========   ==========

(1) The fluctuations in rental expenses between years is primarily the result of the changes in the composition of the directly owned facilities in each year in addition to increased rental expense recoveries (as a percentage of total rental expenses) in each year. Rental expenses, before recoveries from tenants were 26.5% of rental income for 2001 and 24.6% of rental income for 2000. Total rental expense recoveries were 78.6% and 78.0% of total rental expenses in 2001 and 2000, respectively. The increase in rental expense recoveries as a percentage of total rental expenses reflects ProLogis' emphasis on on-site property management teams and the effectiveness of the ProLogis Operating System(TM).

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

CDFS Business

    Income from ProLogis' CDFS business segment consists primarily of: (i) the profits from the disposition of land parcels and facilities that were developed by ProLogis and disposed of to customers or to entities in which ProLogis has an ownership interest; (ii) development fees earned by ProLogis; and (iii) income recognized under the equity method from ProLogis' investment in Kingspark S.A. Kingspark S.A. engages in CDFS business activities in the United Kingdom similar to those activities performed directly by ProLogis. ProLogis recognizes in excess of 99% of the net earnings of Kingspark S.A. under the equity method that includes: interest income and interest expense (net of capitalized amounts), general and administrative expense (net of capitalized amounts), income taxes and foreign currency exchange gains and losses.

    The CDFS business segment operations increased in volume for the three months in 2001 over the same period in 2000; consequently, ProLogis' income from this segment has increased in each year. The CDFS business segment income is comprised of the following (in thousands):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   -------------------
                                                     2001       2000
                                                   --------   --------
Net gains on disposition of land parcels and
  facilities developed(1) ......................   $ 28,720   $ 17,271
Development fees and other, net ................      2,404      1,673
Income from Kingspark S.A.(2)(3) ...............     10,253      4,820
                                                   --------   --------
                                                   $ 41,377   $ 23,764
                                                   ========   ========

----------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

o    2001: 76 acres; 4.3 million square feet; $231.9 million of proceeds

o    2000: 39 acres; 2.1 million square feet; $92.9 million of proceeds

(2) Kingspark S.A.'s income in 2001 (including ProLogis' share of Kingspark S.A.'s income recognized through its ownership in Kingspark LLC) includes:

o Gains from the disposition of land parcels and facilities developed (1.3 million square feet; $133.1 million of proceeds; net gains of $11.7 million);

o    Deferred and current income tax expense of $2.5 million; and

o    Foreign currency exchange gains of $5.8 million.

(3)  Kingspark S.A.'s income in 2000 includes:

o Gains from the disposition of land parcels and facilities developed (9 acres; 0.2 million square feet; $24.3 million of proceeds; net gains of $2.6 million);

o    Development fees and other miscellaneous net income of $2.6 million;

o    Deferred and current income tax expense of $0.8 million; and

o    Foreign currency exchange gains of $0.4 million.

Temperature-Controlled Distribution Operations

     ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the net income or loss of ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 4 and 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
Income (loss) from ProLogis Logistics .................   $ (1,744)   $  2,871
Loss from Frigoscandia S.A. ...........................     (7,728)     (1,674)
                                                          --------    --------
       Total temperature-controlled distribution
         Operations segment ...........................   $ (9,472)   $  1,197
                                                          ========    ========

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

Other Income and Expense Items

Interest Expense

     Interest expense is a function of the level of borrowings outstanding offset by interest capitalization with respect to development activities. Interest expense was $41.5 million in 2001 and $42.0 million in 2000. Capitalized interest was $5.9 million in 2001 and $4.2 million in 2000. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

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

Foreign Currency Exchange Losses

     ProLogis recognized net foreign currency exchange gains of $2.7 million and net foreign currency exchange losses of $6.5 million for 2001 and 2000, respectively. Foreign currency exchange gains and losses are primarily the result of the remeasurement and settlement of intercompany debt and the remeasurement of third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro and the pound sterling and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar.

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

     Current income tax expense recognized in 2001 and 2000 was $1.6 million and $0.1 million, respectively. Current income tax expense is higher in 2001 primarily due to the increased level of income recognized by ProLogis' taxable subsidiaries in the CDFS business segment. Deferred income tax expense was $0.9 million and zero in 2001 and 2000, respectively. ProLogis' deferred tax component of total income taxes is a function of each year's temporary differences (items that are treated differently for tax purposes than for book purposes) as well as the need for a deferred tax valuation allowance to adjust certain deferred tax assets (primarily deferred tax assets created by tax net operating losses) to their estimated realizable value.

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

Cash Operating Activities

     Net cash provided by operating activities was $104.8 million in 2001 and $93.3 million in 2000. The increase is primarily the result of the increased number of operating facilities in 2001. See "-- Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares in 2001 and 2000. See ProLogis' Consolidated Condensed Statements of Cash Flows in Item 1.

Cash Investing and Cash Financing Activities

     In 2001, ProLogis' investing activities provided net cash of $253.3 million and financing activities used net cash of $382.5 million. Proceeds received from the dispositions of real estate and the repayments of loans by and distributions received from ProLogis' unconsolidated entities were used to fund real estate investments and repay borrowings on ProLogis' line of credit. In 2000, ProLogis used net cash of $70.9 million in financing activities, which was primarily funded by borrowings on its line of credit. See ProLogis' Consolidated Condensed Statements of Cash Flows in Item 1.

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

Commitments

     As of March 31, 2001, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 1.7 million square feet of operating facilities at an estimated acquisition cost of $41.4 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. In addition, as of March 31, 2001, ProLogis had $390.5 million of budgeted development costs for developments in process, of which $241.2 million was unfunded.

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

     ProLogis has entered into a subscription agreement to make additional capital contributions to ProLogis European Properties Fund of 84.4 million euros (the currency equivalent of approximately $74.4 million as of March 31, 2001) through 2002. Also, ProLogis is committed to invest an additional $2.0 million in the non-cumulative preferred stock of PhatPipe Inc. during 2001. See Note 4 to ProLogis' Consolidated Financial Statements in Item 1.

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

     ProLogis European Properties Fund has a credit agreement with two international banks for a multi-currency secured revolving credit facility in the currency equivalent of 500.0 million euros. The credit agreement matures in October 2002. Borrowings can be denominated in sterling currencies or the euro. As of March 31, 2001, 95.4 million euros and 73.6 million pound sterling were outstanding on the line (the currency equivalent of approximately $189.2 million as of March 31, 2001). As of March 31, 2001, ProLogis no longer guarantees this credit agreement.

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom that has been guaranteed by ProLogis and provides for borrowings of up to 15.0 million pounds sterling (the currency equivalent of approximately $21.7 million as of March 31, 2001). As of March 31, 2001, no borrowings were outstanding on the line of credit. However, ProLogis Kingspark had the currency equivalent of approximately $9.9 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.

    ProLogis has guaranteed a 140.0 million French franc (the currency equivalent of approximately $18.8 million as of March 31, 2001) unsecured loan outstanding of ProLogis European Properties S.a.r.l.

     As of March 31, 2001, ProLogis North American Properties Fund II has a $165.0 million short-term borrowing arrangement outstanding, due June 25, 2001. ProLogis North American Properties Fund II intends to obtain permanent secured financing which will be used to refinance the short-term borrowings. ProLogis has guaranteed the 100% of the amount outstanding.

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

     On February 23, 2001, ProLogis paid a quarterly distribution of $0.345 per Common Share to shareholders of record on February 9, 2001, respectively. The distribution level for 2001 was set by ProLogis' Board of Trustees in December 2000 at $1.38 per Common Share.

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

     Funds from operations is as follows (in thousands):

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ------------------------
                                                                        2001          2000
                                                                     ----------    ----------

Net earnings attributable to Common Shares .......................   $   44,007    $   44,938
  Add (Deduct):
     Real estate related depreciation and amortization ...........       36,377        38,728
     Loss (gain) on disposition of non-CDFS business
       segment assets ............................................        1,198        (5,108)
     Foreign currency exchange losses, net .......................       (2,884)        6,522
     Deferred income tax expense .................................          909            __
     ProLogis' share of reconciling items of unconsolidated
       entities
     Real estate related depreciation and amortization ...........       18,147        14,239
     Gain on disposition of non-CDFS business segment
       assets ....................................................           (5)         (312)
     Foreign currency exchange (gains) losses, net ...............        8,874       (10,637)
     Deferred income tax expense benefit .........................       (5,918)         (566)
                                                                     ----------    ----------
  Funds from operations attributable to Common Shares ............   $  100,705    $   87,804
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

12.1 Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated April 3, 2002

99.1 Letter dated April 3, 2002 to United States Securities and Exchange Commission related to review performed by Arthur Andersen LLP

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


Date:  April 5, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 12.1          Computation of Ratio of Earnings to Fixed Charges

 12.2          Computation of Ratio of Earnings to Combined Fixed Charges and
               Preferred Share Dividends

 15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated April 3, 2002

 99.1          Letter dated April 3, 2002 to United States Securities and
               Exchange Commission related to review performed by Arthur
               Andersen LLP