Form 10-Q/A
period 2001-06-30
PROLOGIS TRUST
filed 2002-04-05
CIK 899881

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q/A#1

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 PROLOGIS TRUST

                                      INDEX


                                                                                                                       PAGE
                                                                                                                     NUMBER(S)
                                                                                                                     ---------
PART I.   FINANCIAL INFORMATION

     Item 1.    Consolidated Condensed Financial Statements:
                Consolidated Condensed Balance Sheets--June 30, 2001 and December 31, 2000.........................       3
                Consolidated Condensed Statements of Earnings and Comprehensive Income
                    --Three and six months ended June 30, 2001 and 2000............................................       4
                Consolidated Condensed Statements of Cash Flows--Six months ended
                    June 30, 2001 and 2000.........................................................................       5
                Notes to Consolidated Condensed Financial Statements...............................................     6 - 21
                Report of Independent Public Accountants...........................................................      22
     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.....................................................................................    23 - 31
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................      32

PART II.   OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Securities Holders..............................................      32
     Item 5.    Other Information..................................................................................      32
     Item 6.    Exhibits...........................................................................................      32

                                 PROLOGIS TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                         ASSETS

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2001              2000
                                                                                  ------------      ------------
                                                                                  (UNAUDITED)         (AUDITED)

Real estate .................................................................     $  4,552,088      $  4,689,492
  Less accumulated depreciation .............................................          532,036           476,982
                                                                                  ------------      ------------
                                                                                     4,020,052         4,212,510
Investments in and advances to unconsolidated entities ......................        1,283,822         1,453,148
Cash and cash equivalents ...................................................           53,239            57,870
Accounts and notes receivable ...............................................           37,729            50,856
Other assets ................................................................          192,596           171,950
                                                                                  ------------      ------------
         Total assets .......................................................     $  5,587,438      $  5,946,334
                                                                                  ============      ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit ...........................................................     $    306,086      $    439,822
  Senior unsecured debt .....................................................        1,670,184         1,699,989
  Mortgage notes and other secured debt .....................................          540,722           537,925
  Accounts payable and accrued expenses .....................................          117,512           107,494
  Construction payable ......................................................           20,312            40,925
  Distributions and dividends payable .......................................              729            57,739
  Other liabilities .........................................................          105,257            88,439
                                                                                  ------------      ------------
         Total liabilities ..................................................        2,760,802         2,972,333
                                                                                  ------------      ------------
Minority interest ...........................................................           46,106            46,630
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
shares issued .and outstanding at December 31, 2000; stated
liquidation preference of $25.00 per share ..................................               --           135,000
  Series B Preferred Shares; $0.01 par value; 6,256,100 shares issued and outstanding at December 31, 2000; stated liquidation preference
    of $25.00 per share .....................................................               --           156,403
  Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2001 and December 31, 2000; stated
    liquidation preference of $50.00 per share ..............................          100,000           100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at June 30, 2001 and December 31, 2000; stated
    liquidation preference of $25.00 per share ..............................          250,000           250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2001 and December 31, 2000; stated
    liquidation preference of $25.00 per share ..............................           50,000            50,000
  Common shares of beneficial interest; $0.01 par value; 174,085,313 shares issued and outstanding at June 30, 2001 and 165,287,358
    shares issued and outstanding at December 31, 2000 ......................            1,741             1,653
Additional paid-in capital ..................................................        2,918,031         2,740,136
Employee share purchase notes ...............................................          (17,703)          (18,556)
Accumulated other comprehensive income ......................................          (96,398)          (33,768)
Distributions in excess of net earnings .....................................         (425,141)         (453,497)
                                                                                  ------------      ------------
         Total shareholders' equity .........................................        2,780,530         2,927,371
                                                                                  ------------      ------------
         Total liabilities and shareholders' equity .........................     $  5,587,438      $  5,946,334
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

                                 PROLOGIS TRUST

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                -----------------------------     -----------------------------
                                                                    2001             2000             2001             2000
                                                                ------------     ------------     ------------     ------------

Income:
  Rental income ............................................    $    117,147     $    119,696     $    236,391     $    240,505
  Other real estate income .................................          29,081           27,289           60,205           46,234
  Income from unconsolidated entities ......................           4,778            4,022           12,935           25,389
  Interest .................................................           1,483            2,349            2,607            4,220
                                                                ------------     ------------     ------------     ------------
         Total income ......................................         152,489          153,356          312,138          316,348
                                                                ------------     ------------     ------------     ------------
Expenses:
  Rental expenses, net of recoveries of $23,888 and
    $48,752 for the three and six months in 2001,
    respectively, and $22,575 and $45,737 for the
    three and six months in 2000, respectively, and
    including amounts paid to affiliate of $174 for
    the six months in 2001 and $319 and $625 for the
    three and six months in 2000, respectively .............           6,920            7,584           13,682           14,131
  General and administrative, including amounts paid
    to affiliate of $170 for the six months in 2001
    and $243 and $467 for the three and six months
    in 2000, respectively  months in 1999, respectively ....          12,694           11,281           27,111           22,522
  Depreciation and amortization ............................          32,503           37,591           70,363           77,065
  Interest .................................................          40,644           42,856           82,166           84,842
  Other ....................................................             749            1,432            1,992            2,650
                                                                ------------     ------------     ------------     ------------
         Total expenses ....................................          93,510          100,744          195,314          201,210
                                                                ------------     ------------     ------------     ------------
Earnings before minority interest ..........................          58,979           52,612          116,824          115,138
Minority interest share in earnings ........................           1,458            1,435            2,834            3,089
                                                                ------------     ------------     ------------     ------------
Earnings before gain (loss) on disposition of real
   estate and foreign currency exchange losses .............          57,521           51,177          113,990          112,049

Gain (loss) on disposition of real estate ..................          (1,427)          (4,801)          (2,625)             307
Foreign currency exchange gains (losses), net ..............           1,652          (11,929)           4,309          (18,449)
                                                                ------------     ------------     ------------     ------------
Earnings before income taxes ...............................          57,746           34,447          115,674           93,907
Income taxes:
  Current income tax expense ...............................             329              541            1,909              658
  Deferred income tax expense ..............................           3,346              167            4,255              167
                                                                ------------     ------------     ------------     ------------
         Total income taxes ................................           3,675              708            6,164              825
                                                                ------------     ------------     ------------     ------------
Net earnings ...............................................          54,071           33,739          109,510           93,082
Less preferred share dividends .............................           9,519           14,150           20,951           28,555
                                                                ------------     ------------     ------------     ------------
Net earnings attributable to Common Shares .................          44,552           19,589           88,559           64,527

Other comprehensive income:
  Foreign currency translation adjustments .................         (19,946)          11,224          (62,630)         (11,350)
                                                                ------------     ------------     ------------     ------------
Comprehensive income .......................................    $     24,606     $     30,813     $     25,929     $     53,177
                                                                ============     ============     ============     ============

Weighted average Common Shares outstanding - Basic .........         173,913          163,148          170,624          162,644
                                                                ============     ============     ============     ============
Weighted average Common Shares outstanding - Diluted .......         174,696          163,730          174,563          163,370
                                                                ============     ============     ============     ============

Per Common Share:
  Basic net earnings attributable to Common Shares .........    $       0.26     $       0.12     $       0.52     $       0.40
                                                                ============     ============     ============     ============
  Diluted net earnings attributable to Common Shares .......    $       0.26     $       0.12     $       0.51     $       0.39
                                                                ============     ============     ============     ============

  Distributions ............................................    $      0.345     $      0.335     $      0.690     $      0.670
                                                                ============     ============     ============     ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 PROLOGIS TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                     SIX MONTHS ENDED,
                                                                                                          JUNE 30,
                                                                                               ------------------------------
                                                                                                   2001              2000
                                                                                               ------------      ------------

Operating activities:
  Net earnings ...........................................................................     $    109,510      $     93,082
  Minority interest share in earnings ....................................................            2,834             3,089
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization .....................................................           70,363            77,065
       (Gain) loss on disposition of real estate .........................................            2,625              (307)
       Straight-lined rents ..............................................................           (3,385)           (3,690)
       Amortization of deferred loan costs ...............................................            2,357             2,020
       Stock-based compensation ..........................................................            3,385             1,325
       Income from unconsolidated entities ...............................................           (5,781)          (19,940)
       Foreign currency exchange (gains) losses, net .....................................           (5,642)           13,687
       Deferred income tax expense .......................................................            4,255               167
  Increase in accounts receivable and other assets .......................................          (19,561)          (22,530)
  Increase in accounts payable, accrued expenses and other liabilities ...................           28,286            45,395
                                                                                               ------------      ------------
        Net cash provided by operating activities ........................................          189,246           189,363
                                                                                               ------------      ------------
Investing activities:
  Real estate investments ................................................................         (395,954)         (304,848)
  Tenant improvements and lease commissions on previously leased space ...................           (9,702)          (10,821)
  Recurring capital expenditures .........................................................          (12,979)          (12,762)
  Proceeds from dispositions of real estate ..............................................          475,812           242,798
  Net (advances to) amounts received from unconsolidated entities ........................          170,167           (48,524)
  Proceeds from repayment of note receivable .............................................            7,500                --
  Cash balances contributed as part of ProLogis European Properties S.a.r.l ..............               --           (17,968)
                                                                                               ------------      ------------
        Net cash provided by (used in) investing activities ..............................          234,844          (152,125)
                                                                                               ------------      ------------
Financing activities:
  Proceeds from exercised options and dividend reinvestment and share
     purchase plans ......................................................................           27,034            10,628
  Repurchase of Common Shares ............................................................           (7,146)               --
  Redemption of Series A preferred shares ................................................         (135,000)               --
  Redemption of Series B convertible preferred shares ....................................           (4,583)               --
  Debt issuance and other transaction costs incurred .....................................               --            (4,212)
  Distributions paid on Common Shares ....................................................         (117,213)         (109,037)
  Distributions paid to minority interest holders ........................................           (3,496)           (3,728)
  Distributions paid on preferred shares .................................................          (20,951)          (28,555)
  Principal payments on senior unsecured debt ............................................          (30,000)          (30,000)
  Principal payments received on employee share purchase notes ...........................              853             2,076
  Proceeds from settlement of derivative financial instruments ...........................              106               366
  Proceeds from lines of credit ..........................................................          579,509           465,829
  Payments on lines of credit ............................................................         (713,245)         (302,250)
  Regularly scheduled principal payments on mortgage notes ...............................           (3,839)           (3,597)
  Principal prepayments on mortgage notes ................................................             (750)             (750)
                                                                                               ------------      ------------
        Net cash used in financing activities ............................................         (428,721)           (3,230)
                                                                                               ------------      ------------
Net increase (decrease) in cash and cash equivalents .....................................           (4,631)           34,008
Cash and cash equivalents, beginning of period ...........................................           57,870            69,338
                                                                                               ------------      ------------
Cash and cash equivalents, end of period .................................................     $     53,239      $    103,346
                                                                                               ============      ============

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

         Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued on June 30, 2001. Both standards are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test (the impairment guidance in existing rules for equity method goodwill will continue to apply). Also, under SFAS No. 142, the rules concerning the recognition of acquired intangible assets other than goodwill have changed. However, intangible assets will continue to be amortized over their useful lives. Management is still evaluating the effects these standards will have, if any, on ProLogis' consolidated financial position, results of operations or financial statement disclosures. For the six months ended June 30, 2001 and 2000, ProLogis recognized amortization expense related to recognized goodwill of $0.3 million and $1.6 million, respectively, as a component of "Depreciation and Amortization" in its Consolidated Condensed Statements of Earnings and Comprehensive Income".

Interest Expense

    Interest expense was $82.2 million and $84.8 million for the six months in 2001 and 2000, respectively, which is net of capitalized interest of $12.4 million and $8.4 million, respectively. Amortization of deferred loan costs included in interest expense was $2.4 million and $2.0 million for the six months in 2001 and 2000, respectively. Total interest paid in cash on all outstanding debt was $92.7 million and $83.8 million during 2001 and 2000, respectively.

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

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  JUNE 30,                       JUNE 30,
                                                                         --------------------------     --------------------------
                                                                            2001            2000           2001            2000
                                                                         ----------      ----------     ----------      ----------
     Gains (losses) from the remeasurement of third party debt
       and remeasurement and settlement of intercompany
       debt, net ......................................................  $    2,112      $  (11,984)    $    3,984      $  (19,008)
     Mark to market gains on foreign currency put option
       contracts (1) ..................................................          50             (86)         1,062             416
     Gains (losses) from the settlement of foreign currency
       put option contracts, net (1) ..................................        (326)            143           (581)            178
     Other losses, net ................................................        (184)             (2)          (156)            (35)
                                                                         ----------      ----------     ----------      ----------
                                                                         $    1,652      $  (11,929)    $    4,309      $  (18,449)
                                                                         ==========      ==========     ==========      ==========

----------

(1) Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized.

2. AMENDED QUARTERLY REPORT ON FORM 10-Q/A#1

     ProLogis' Quarterly Report on Form 10-Q for the period ended June 30, 2001 originally filed on August 10, 2001 included the financial position and results of operations of ProLogis' subsidiary, Kingspark Holding S.A. and subsidiaries ("Kingspark S.A."), in its unaudited consolidated condensed financial statements on a consolidated basis. Until January 5, 2001, ProLogis owned only the non-voting preferred stock of Kingspark S.A. and reported its investment in Kingspark S.A. under the equity method. On that date, ProLogis acquired an indirect interest in the voting common stock of Kingspark S.A. and began consolidating it in its financial statements along with its other majority-owned and controlled subsidiaries and partnerships. After reconsideration of the facts underlying its ownership position, ProLogis determined that its indirect ownership interest in the voting common stock of Kingspark S.A. does not give it control such that consolidation is the appropriate method of reporting. Therefore, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the six months ended June 30, 2001 included in this Form 10-Q/A#1 to reflect its investment in Kingspark S.A. on the equity method, consistent with its reporting of this investment prior to January 5, 2001. Further, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2001 included in this Form 10-Q/A#1 to reflect its investments in two other entities, whose sole purpose is to hold preferred stock in technology companies, under the equity method. ProLogis began consolidating these entities in 2001, but as with Kingspark S.A., subsequently determined that its ownership interest did not give it control. These changes in reporting have no effect on ProLogis' shareholders equity as of June 30, 2001 or its net earnings attributable to Common Shares, net earnings attributable to Common Shares per share or comprehensive income for the three and six months ended June 30, 2001. These changes in reporting did result in changes in certain financial statement amounts. The most significant of which are as follows (in thousands):

                                                                                    JUNE 30, 2001
                                                                            -----------------------------
                                                                                AS            PREVIOUSLY
                                                                              AMENDED          REPORTED
                                                                            ------------     ------------
     Real estate ......................................................     $  4,552,008     $  4,905,991
     Investments in and advances to unconsolidated entities ...........     $  1,283,822     $    812,451

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30, 2001                      JUNE 30, 2001
                                                      -----------------------------     -----------------------------
                                                          AS            PREVIOUSLY          AS            PREVIOUSLY
                                                        AMENDED          REPORTED         AMENDED          REPORTED
                                                      ------------     ------------     ------------     ------------
     Other real estate income ...................     $     29,081     $     32,560     $     60,205     $     75,414
     Income from unconsolidated entities ........     $      4,778     $     11,349     $     12,935     $      9,305
     Loss on investment .........................     $         --     $      7,456     $         --     $      7,456

3. REAL ESTATE:

Real Estate Investments

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                        JUNE 30,             DECEMBER 31,
                                                                          2001                   2000
                                                                      ------------           ------------
     Operating facilities:
       Improved land ............................................     $    631,226(1)        $    648,950(1)
       Buildings and improvements ...............................        3,510,229(1)           3,619,543(1)
                                                                      ------------           ------------
                                                                         4,141,455              4,268,493
                                                                      ------------           ------------
     Facilities under development (including cost of land) ......          125,824(2)(3)          186,020(2)
     Land held for development ..................................          174,325(4)             187,405(4)
     Capitalized preacquisition costs ...........................          110,484(5)              47,574(5)
                                                                      ------------           ------------
               Total real estate ................................        4,552,088              4,689,492
     Less accumulated depreciation ..............................          532,036                476,982
                                                                      ------------           ------------
               Net real estate ..................................     $  4,020,052           $  4,212,510
                                                                      ============           ============

----------

(1) As of June 30, 2001 and December 31, 2000, ProLogis had 1,214 and 1,244 operating facilities, respectively, consisting of 123,719,000 and 126,275,000 square feet, respectively.

(2) Facilities under development consist of 50 facilities aggregating 10,706,000 square feet as of June 30, 2001 and 41 facilities aggregating 8,711,000 square feet as of December 31, 2000.

(3) In addition to the June 30, 2001 construction payable of $20.3 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $197.6 million.

(4) Land held for future development consists of 1,968 acres as of June 30, 2001 and 2,047 acres as of December 31, 2000.

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

Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of June 30, 2001, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

     Remainder of 2001 ..............     $  217,795
     2002 ...........................        373,573
     2003 ...........................        291,310
     2004 ...........................        207,957
     2005 ...........................        144,262
     2006 and thereafter ............        276,157
                                          ----------
                                          $1,511,054
                                          ==========

     ProLogis' largest customer (based on rental income) accounted for 1.6% of ProLogis' rental income (on an annualized basis) for the six months ended June 30, 2001. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.3% of ProLogis' rental income (on an annualized basis) for the six months ended June 30, 2001.

4. UNCONSOLIDATED ENTITIES:

Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                                    JUNE 30,      DECEMBER 31,
                                                                     2001             2000
                                                                 ------------     ------------
     Temperature-controlled distribution
     companies:
       CSI/Frigo LLC (1) ...................................     $      2,544     $         --
       ProLogis Logistics (1) (2) ..........................          125,705          231,053
       Frigoscandia S.A. (1) (3) ...........................          180,906          191,981
                                                                 ------------     ------------
                                                                      309,155          423,034
                                                                 ------------     ------------
     Distribution real estate entities:
       ProLogis California (4) .............................          119,752          132,243
       ProLogis North American Properties Fund I (5) .......           44,723           10,369
       ProLogis North American Properties Fund II (6) ......            9,051           13,408
       ProLogis North American Properties Fund III (7) .....            6,837               --
       ProLogis European Properties Fund (8) ...............          216,643          147,938
       ProLogis European Properties S.a.r.l. (8) ...........               --           84,767
                                                                 ------------     ------------
                                                                      397,006          388,725
                                                                 ------------     ------------
     CDFS business:
        Kingspark LLC (9) ..................................            8,202               --
        Kingspark S. A. (9) ................................          509,200          570,582
                                                                 ------------     ------------
                                                                      517,402          570,582
                                                                 ------------     ------------
     Insight (10) ..........................................            2,459            2,470
     ProLogis Equipment Services (11) ......................            1,616              450
     GoProLogis (12) .......................................           56,184           56,315
     ProLogis Phatpipe (13) ................................               --           11,572
                                                                 ------------     ------------
              Total ........................................     $  1,283,822     $  1,453,148
                                                                 ============     ============

----------

(1) CSI/Frigo LLC, a limited liability company, owns 100% of the voting common stock of both ProLogis Logistics Services Incorporated ("ProLogis Logistics") and Frigoscandia Holding S.A. ("Frigoscandia S.A.). ProLogis directly owns all of the non-voting preferred stock of both ProLogis Logistics and Frigoscandia S.A. representing a 95% interest in the earnings of these entities.

     ProLogis owns 89% of the membership interests (all non-voting) in CSI/Frigo LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member. ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. Mr. Brooksher's membership interests and the terms of the participating note entitle him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. ProLogis' ownership interests in CSI/Frigo LLC, ProLogis Logistics and Frigoscandia S.A. do not result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' condensed financial statements. See Note 10.

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

(2) ProLogis Logistics owns 100% of CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of June 30, 2001, CSI owned or operated under lease agreements facilities aggregating 178.4 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities).

(3) Frigoscandia S.A., through its wholly owned subsidiaries, owns 100% of Frigoscandia AB, a temperature-controlled distribution company operating in ten countries in Europe. As of June 30, 2001, Frigoscandia AB owned or operated under lease agreements facilities aggregating 155.9 million cubic feet.

(4) ProLogis California I LLC ("ProLogis California") owned 79 operating facilities aggregating 13.1 million square feet as of June 30, 2001, all located in the Los Angeles/Orange County market. ProLogis had a 50% ownership interest in ProLogis California as of June 30, 2001.

(5) ProLogis North American Properties Fund I LLC owned 36 operating facilities aggregating 9.0 million square feet as of June 30, 2001 in 16 markets (including three operating facilities contributed to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million in January 2001). The January contribution increased the combined ownership interests of ProLogis and ProLogis Development Services in ProLogis North American Properties Fund I to 41.3% from 20%.

(6) ProLogis Iowa LLC ("ProLogis Principal") was formed on June 30, 2000, as a limited liability company whose members were ProLogis with 20% of the membership interests and Principal Financial Group with 80% of the membership interests. ProLogis Principal owned three operating facilities, all acquired from ProLogis, aggregating 440,000 square feet. On March 27, 2001, First Islamic Investment Bank E.C. acquired the membership interest held by Principal Financial Group. Also on that date, this entity, under the name ProLogis First US Properties LP ("ProLogis North American Properties Fund II") acquired 24 additional operating facilities aggregating 4.0 million square feet from ProLogis and ProLogis Development Services, bringing its total portfolio to 27 operating facilities aggregating 4.5 million square feet in 12 markets as of June 30, 2001.

(7) ProLogis Second US Properties LP ("ProLogis North American Properties Fund III") was formed on June 15, 2001, as a limited liability company whose members are ProLogis and ProLogis Development Services Incorporated ("ProLogis Development Services") with a combined 20% membership interest and First Islamic Investment Bank E. C. with 80% of the membership interests. This entity acquired 34 operating facilities aggregating 4.4 million square feet in 16 markets from ProLogis and ProLogis Development Services in June 2001. ProLogis Development Services is a consolidated taxable subsidiary of ProLogis that engages in CDFS business activities in North America.

(8) ProLogis European Properties Fund owned 114 operating facilities aggregating 17.0 million square feet in 17 markets as of June 30, 2001, including facilities owned by ProLogis European Properties S.a.r.l. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest. ProLogis had contributed 50.1% of the common stock of this entity to ProLogis European Properties Fund on January 7, 2000. As of June 30, 2001, ProLogis European Properties Fund, in which ProLogis had a 39.7% ownership, owned 100% of ProLogis European Properties S.a.r.l. ProLogis recognized a gain of $0.5 million related to the January 2001 transaction (total gain of $9.8 million net of $9.3 million which does not qualify for current income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund).

(9) ProLogis directly owns all of the non-voting preferred stock of Kingspark S.A., representing a 95% interest in its earnings. Kingspark LLC, a limited liability company owns 100% of the voting common stock of Kingspark S.A. ProLogis owns 95% of the membership interests (all non-voting) in Kingspark LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 5% of the membership interests (all voting) and is the managing member. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC which was loaned to him by ProLogis. The recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8.0%. Mr. Brooksher's membership interests entitle him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Neither ProLogis' ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher, result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' financial statements. See
     Note 10.

     Prior to January 5, 2001, the common stock of Kingspark S.A. was owned by a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital, ProLogis' largest shareholder, owned 100% of the non-voting interests. On January 5, 2001, the common stock of Kingspark S.A. was acquired by Kingspark LLC for $8.1 million.

(10) Investment represents ProLogis Development Services' equity investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis Development Services' share of Insight's earnings or loss. ProLogis Development Services had a 33.3% ownership interest in Insight as of June 30, 2001.

(11) Investment represents ProLogis Development Services' equity investment in ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' share of the earnings or loss of ProLogis Equipment Services. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis Development Services had a 50% ownership interest in ProLogis Equipment Services as of June 30, 2001.

(12) ProLogis owns 100% of the non-voting preferred stock ($25.0 million of cash invested and $30.4 million of preferred stock received under a license fee agreement) of GoProLogis Incorporated ("GoProLogis") that has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. GoProLogis also received $30.4 million of non-cumulative preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period. Investment amount also includes $0.9 million of other costs associated with this investment. This investment was made on July 21, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the five-year term of the agreement. ProLogis accounts for its investment in GoProLogis under the equity method. GoProLogis has not received any dividends from its preferred stock investment in Vizional Technologies since the investment was made in 2000. As of June 30, 2001, ProLogis had deferred $24.7 million of income related to the license fee agreement. ProLogis' net investment in GoProLogis was $31.6 million as of June 30, 2001 ($55.4 million of non-cumulative preferred stock and $0.9 million of additional costs offset by $24.7 million of deferred income). ProLogis' investment in the non-voting preferred stock of GoProLogis represents a 98% interest in its earnings. The voting interest of GoProLogis represents a 2% interest in its earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to

     GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an Annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis but ProLogis does have an option to acquire his interest beginning in 2001 at a price equal to the principal amount plus accrued interest under the promissory note. See Note 10.

(13) ProLogis owns 100% of the non-voting preferred stock ($6.0 million of cash invested and $6.0 million of preferred stock received under a license fee agreement) of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") that has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. ProLogis PhatPipe also received $6.0 million of non-cumulative preferred stock of PhatPipe and a receivable for $2.0 million, both under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period. Investment amount also includes $50,000 of other costs associated with this investment. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the three-year term of the agreement. This investment was made on September 20, 2000. ProLogis accounts for its investment in ProLogis PhatPipe under the equity method and its carrying value at June 30, 2001 was zero after ProLogis recognized its share of an impairment adjustment recorded by ProLogis PhatPipe related to its investment in PhatPipe. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe since the investment was made in 2000. ProLogis' investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in its earnings. The voting interest of ProLogis PhatPipe represents a 2% interest in its earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed recourse promissory notes with an aggregate of $122,449 principal amount to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe but ProLogis does have an option to acquire his interest beginning in 2001 at a price equal to the principal amount plus accrued interest under the promissory notes. See Note 10.

     ProLogis' net equity investment in ProLogis PhatPipe was $7.5 million in the second quarter of 2001 (net of $6.6 million of income related to the license fee agreement that had been deferred) when ProLogis, through its investment in ProLogis PhatPipe, recognized its share of an impairment adjustment of $7.5 million, representing the write-down of ProLogis PhatPipe's entire net investment in PhatPipe.

Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                  --------------------------      --------------------------
                                                                     2001            2000            2001            2000
                                                                  ----------      ----------      ----------      ----------
    Temperature-controlled distribution
     companies:
       CSI/Frigo LLC (1) ...................................     $     (283)     $       --      $     (793)     $       --
       ProLogis Logistics (2) ..............................           (870)          3,000          (2,600)          5,871
       Frigoscandia S.A (2) ................................         (2,763)         (3,377)         (9,995)         (5,051)
                                                                 ----------      ----------      ----------      ----------
                                                                     (3,916)           (377)        (13,388)            820
                                                                 ----------      ----------      ----------      ----------
     Distribution real estate entities:
       ProLogis California (3) .............................          4,052           2,955           7,119           6,054
       ProLogis North American Properties Fund I (4) .......          1,242              --           2,594              --
       ProLogis North American Properties Fund II (5) ......            565              --             906              --
       ProLogis North American Properties Fund III (6) .....             40              --              40              --
       ProLogis European Properties Fund (7) ...............          6,449          (3,012)          6,851           4,312
       ProLogis European Properties S.a.r.l. (8) ...........             --             (52)             36           4,875
                                                                 ----------      ----------      ----------      ----------
                                                                     12,348            (109)         17,546          15,241
                                                                 ----------      ----------      ----------      ----------
     Kingspark S.A. (9) ....................................          2,436           4,510          12,689           9,330
     Insight ...............................................             --              (2)            (10)             (2)
     ProLogis Equipment Services ...........................           (155)             --            (155)             --
     GoProLogis (10) .......................................          1,521              --           3,042              --
     ProLogis PhatPipe (11) ................................         (7,456)             --          (6,789)             --
                                                                 ----------      ----------      ----------      ----------
                                                                 $    4,778      $    4,022      $   12,935      $   25,389
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

(7) Income or loss includes management fees of $1,782,000 and $3,504,000 for the three and six months ended June 30, 2001, respectively, and $1,162,000 and $2,304,000 for the three and six months ended June 30, 2000, respectively. ProLogis had a 39.7% ownership interest in ProLogis European Properties Fund as of June 30, 2001.

(8) Represents income from ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. in 2000 for the period from January 7, 2000 to June 30, 2000 and in 2001 for the period from January 1, 2001 to January 6, 2001.

(9) Represents ProLogis' share of the earnings of Kingspark LLC and Kingspark S.A. recognized under the equity method based on its ownership of each entity.

(10) Represents ProLogis' share of the income of GoProLogis, primarily license fees earned for the non-exclusive use of the ProLogis Operating System(TM) under license agreements entered into in the third quarter of 2000.

(11) Represents ProLogis' share of the losses of ProLogis PhatPipe, primarily due to the write-down of ProLogis PhatPipe's investment in PhatPipe.

Temperature-Controlled Distribution Companies

     ProLogis' total investment in its temperature-controlled distribution companies as of June 30, 2001 consisted of (in millions of U.S. dollars):

                                                            CSI/FRIGO        PROLOGIS      FRIGOSCANDIA
                                                               LLC         LOGISTICS(1)       S.A.(2)
                                                            ----------     ------------    ------------
     Equity interest ..................................     $      0.4      $    135.8      $     17.7
     Notes receivable .................................            3.1              --           210.4
     Other receivables ................................           (0.1)            5.2            37.8
     ProLogis' share of the earnings of the entity ....           (0.9)          (15.3)          (85.0)
                                                            ----------      ----------      ----------
            Total .....................................     $      2.5      $    125.7      $    180.9
                                                            ==========      ==========      ==========

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

Distribution Real Estate Entities

     ProLogis' total investment in its distribution real estate entities as of June 30, 2001 consisted of (in millions of U. S. dollars):

                                                                      PROLOGIS        PROLOGIS        PROLOGIS        PROLOGIS
                                                                       NORTH           NORTH           NORTH          EUROPEAN
                                                                      AMERICAN        AMERICAN        AMERICAN       PROPERTIES
                                                      PROLOGIS       PROPERTIES      PROPERTIES      PROPERTIES      PROPERTIES
                                                     CALIFORNIA        FUND I          FUND II       FUND III(1)       FUND(2)
                                                     -----------     -----------     -----------     -----------     -----------

     Equity interest ............................    $     160.6     $      52.6     $      14.3     $      11.7     $     266.4
     Distributions ..............................          (32.2)           (3.5)           (0.7)             --            (9.3)
     ProLogis' share of the earnings of the
       entity, excluding fees earned ............           17.8             1.6             0.1             0.1            13.8
                                                     -----------     -----------     -----------     -----------     -----------
            Subtotal ............................          146.2            50.7            13.7            11.8           270.9
     Adjustments to carrying value (3) ..........          (28.1)           (9.5)           (6.6)           (5.8)          (32.4)
     Other (including acquisitions costs), net ..            1.5             2.4             1.3             0.8           (25.9)
                                                     -----------     -----------     -----------     -----------     -----------
            Subtotal ............................          119.6            43.6             8.4             6.8           212.6
     Other receivables ..........................            0.2             1.1             0.7              --             4.0
                                                     -----------     -----------     -----------     -----------     -----------
            Total ...............................    $     119.8     $      44.7     $       9.1     $       6.8     $     216.6
                                                     ===========     ===========     ===========     ===========     ===========

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

Kingspark S.A.

     On August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution facility development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"). ProLogis had the following investments in Kingspark S.A. and Kingspark LLC accounted under the equity method as of June 30, 2001:

     o Investment in 100% of the non-voting preferred stock of Kingspark S.A. and in 95% of the membership interests (all non-voting) of Kingspark LLC, which owns the voting common stock of Kingspark S.A. These combined investments entitle ProLogis to recognize 99.75% of the combined earnings of these entities.

     o 153.5 million pound sterling (the currency equivalent of approximately $215.2 million as of June 30, 2001) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 6.3% per annum for borrowings outstanding at June 30, 2001; due on demand;

     o $130.9 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand; and

     o 85.6 million pound sterling (the currency equivalent of approximately $120.0 million as of June 30, 2001) mortgage note from Kingspark S.A.; secured by land parcels and facilities under development; interest at 7.5% per annum; due on demand.

     As of June 30, 2001, Kingspark S.A. had 1.2 million square feet of operating facilities at an investment of $105.6 million and 0.7 million square feet of facilities under development with a total budgeted cost of $72.1 million. Additionally, as of June 30, 2001, Kingspark S.A. owned 236 acres of land and controlled 2,025 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by Kingspark S.A. has the capacity for the future development of approximately 32.7 million square feet of facilities.

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to 15.0 million pounds sterling (the currency equivalent of approximately $21.0 million as of June 30, 2001) and has been guaranteed by ProLogis. As of June 30, 2001, no borrowings were outstanding on the line of credit. However, as of June 30, 2001, ProLogis Kingspark had the currency equivalent of approximately $7.1 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.

Summarized Financial Information

     Summarized financial information for ProLogis' unconsolidated entities as of and for the six months ended June 30, 2001 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                                PROLOGIS       PROLOGIS       PROLOGIS
                                                                                 NORTH          NORTH          NORTH
                                                                                AMERICAN       AMERICAN       AMERICAN
                                 PROLOGIS      FRIGOSCANDIA      PROLOGIS      PROPERTIES     PROPERTIES     PROPERTIES
                               LOGISTICS(1)       S.A.(1)      CALIFORNIA(2)    FUND I(3)     FUND II(4)     FUND III(4)
                               ------------    ------------    -------------   -----------    -----------    -----------

Total assets ...............    $     376.9     $     449.1     $     592.5    $     440.3    $     237.8    $     211.4
Total liabilities (6) ......    $     255.3     $     523.3     $     300.0    $     319.0    $     169.0    $     152.5
Minority interest ..........    $        --     $       0.3     $        --    $        --    $        --    $        --
Equity .....................    $     121.6     $     (74.5)    $     292.5    $     121.3    $      68.8    $      58.9
Revenues ...................    $     155.5     $     184.0     $      33.9    $      22.0    $       7.8    $       0.5
Net earnings (loss) (7) ....    $      (2.7)    $     (16.4)    $      10.4    $       3.2    $       0.2    $       0.1


                                 PROLOGIS
                                 EUROPEAN
                                PROPERTIES      KINGSPARK
                                  FUND(5)        S.A.(1)
                                -----------    -----------

Total assets ...............    $   1,001.1    $     566.9
Total liabilities (6) ......    $     434.6    $     520.8
Minority interest ..........    $        --             --
Equity .....................    $     566.5    $      46.1
Revenues ...................    $      39.4    $      25.5
Net earnings (loss) (7) ....    $      13.1    $       5.6

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

(6) Includes amounts due to ProLogis of $5.2 million from ProLogis Logistics, $248.3 million from Frigoscandia S.A., $0.2 million from ProLogis California, $1.1 million from ProLogis North American Properties Fund I, $0.7 million for ProLogis North American Properties Fund II, $4.0 million from ProLogis European Properties Fund and $481.7 million from Kingspark S.A. Includes loans due to third parties (including accrued interest) of $217.7 million for ProLogis Logistics, $160.8 million for Frigoscandia S.A., $294.9 million for ProLogis California, $233.6 million for ProLogis North American Properties Fund I, $165.0 million for ProLogis North American Properties Fund II, $150.0 million for ProLogis North American Properties Fund III and $383.7 million for ProLogis European Properties Fund.

(7) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Condensed Statements of Earnings and Comprehensive Income as "Income from unconsolidated entities." The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable. Includes net foreign currency exchange losses of $0.6 million for Frigoscandia S.A., $5.5 million for ProLogis European Properties Fund and $8.9 million for Kingspark S.A.

5. SHAREHOLDERS' EQUITY:

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

7. EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                      -------------------------     -------------------------
                                                                         2001           2000           2001           2000
                                                                      ----------     ----------     ----------     ----------
     Net earnings attributable to Common Shares .................     $   44,552     $   19,589     $   88,559     $   64,527
     Add:  Series B preferred share dividends ...................             --             --             81             --
                                                                      ----------     ----------     ----------     ----------
     Adjusted net earnings attributable to Common Shares ........     $   44,552     $   19,589     $   88,640     $   64,527
                                                                      ==========     ==========     ==========     ==========

     Weighted average Common Shares outstanding - Basic .........        173,913        163,148        170,624        162,644

     Incremental weighted average effect of common share
          equivalents and contingently issuable shares ..........            783            582            825            726
     Weighted average Series B preferred shares .................             --             --          3,114             --
                                                                      ----------     ----------     ----------     ----------
     Adjusted weighted average Common Shares outstanding -
          Diluted ...............................................        174,696        163,730        174,563        163,370
                                                                      ==========     ==========     ==========     ==========
     Per share net earnings attributable to Common Shares:
          Basic .................................................     $     0.26     $     0.12     $     0.52     $     0.40
                                                                      ==========     ==========     ==========     ==========
          Diluted ...............................................     $     0.26     $     0.12     $     0.51     $     0.39
                                                                      ==========     ==========     ==========     ==========

     For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                           -------------------------     -------------------------
                                              2001           2000           2001           2000
                                           ----------     ----------     ----------     ----------

     Series B preferred shares .......             --          8,543             --          8,755
                                           ==========     ==========     ==========     ==========

     Limited partnership units .......          5,088          5,558          5,088          5,573
                                           ==========     ==========     ==========     ==========

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

     o CDFS business represents the development of industrial distribution facilities by ProLogis and Kingspark S.A. (which is not consolidated in ProLogis' Financial Statements) in the United States, Mexico and Europe (see Note 4) that are often disposed of to third parties or entities in which ProLogis has an ownership interest and the development of industrial distribution facilities by ProLogis and Kingspark S.A. on a fee basis for third parties in the United States, Mexico and Europe; the development activities of ProLogis and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

     o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.). The operations of these entities are considered to be one operating segment. See Note 4.

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

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
     Income:
       Property operations:
          United States (1) ................................     $    236,087      $    238,173
          Mexico ...........................................            8,912             6,933
          Europe (2) .......................................            8,938            10,641
                                                                 ------------      ------------
            Total property operations segment ..............          253,937           255,747
                                                                 ------------      ------------
       CDFS business:
          United States (3) ................................           52,062            38,239
          Mexico ...........................................              (10)            1,284
          Europe (4) (5) ...................................           20,841            16,038
                                                                 ------------      ------------
            Total CDFS business segment ....................           72,893            55,561
                                                                 ------------      ------------
       Temperature-controlled distribution operations:
          United States (6) ................................           (2,620)            5,871
          Europe (7) .......................................          (10,768)           (5,051)
                                                                 ------------      ------------
            Total temperature-controlled distribution
              operations segment ...........................          (13,388)              820
                                                                 ------------      ------------
       Reconciling items:
          Interest income ..................................            2,607             4,220
          Income (loss) from unconsolidated entities .......           (3,911)               --
                                                                 ------------      ------------
            Total reconciling items ........................           (1,304)            4,220
                                                                 ------------      ------------
            Total income ...................................     $    312,138      $    316,348
                                                                 ============      ============
     Net operating income:
       Property operations:
          United States (1) ................................     $    222,799      $    223,464
          Mexico ...........................................            9,067             6,763
          Europe (2) .......................................            8,389            11,388
                                                                 ------------      ------------
            Total property operations segment ..............          240,255           241,615
                                                                 ------------      ------------
       CDFS business:
          United States (3) ................................           50,247            36,659
          Mexico ...........................................              (84)            1,268
          Europe (4) (5) ...................................           20,742            15,907
                                                                 ------------      ------------
            Total CDFS business segment ....................           70,905            53,834
                                                                 ------------      ------------
       Temperature-controlled distribution operations:
          United States (6) ................................           (2,620)            5,871
          Europe (7) .......................................          (10,768)           (5,051)
                                                                 ------------      ------------
            Total temperature-controlled distribution
              operations segment ...........................          (13,388)              820
                                                                 ------------      ------------
       Reconciling items:
          Interest income ..................................            2,607             4,220
          Income (loss) from unconsolidated entities .......           (3,911)               (2)
          General and administrative expense ...............          (27,111)          (22,522)
          Depreciation and amortization ....................          (70,363)          (77,065)
          Interest expense .................................          (82,166)          (84,842)
          Other ............................................               (4)             (920)
                                                                 ------------      ------------
            Total reconciling items ........................         (180,948)         (181,131)
                                                                 ------------      ------------
            Earnings before minority interest ..............     $    116,824      $    115,138
                                                                 ============      ============

                                                                   JUNE 30,        DECEMBER 31,
                                                                     2001              2000
                                                                 ------------      ------------
      Assets:
       Property operations:
         United States (8) .................................     $  3,781,849      $  3,887,601
         Mexico ............................................          121,790           113,538
         Europe ............................................          293,512           308,457
                                                                 ------------      ------------
              Total property operations segment ............        4,197,151         4,309,596
                                                                 ------------      ------------
       CDFS business:
         United States .....................................          201,272           304,697
         Mexico ............................................           33,995            26,288
         Europe(8) .........................................          658,348           637,207
                                                                 ------------      ------------
              Total CDFS business segment ..................          893,615           968,192
                                                                 ------------      ------------
       Temperature controlled distribution operations:
         United States (8) .................................          127,341           231,053
         Europe (8) ........................................          181,814           191,981
                                                                 ------------      ------------
              Total temperature controlled distribution
                operations segment .........................          309,155           423,034
                                                                 ------------      ------------
       Reconciling items:
         Investment in and advances to unconsolidated
           entities ........................................           60,260            70,807
         Cash ..............................................           53,239            57,870
         Accounts and notes receivable .....................           27,505            43,040
         Other assets ......................................           46,513            73,795
                                                                 ------------      ------------
              Total reconciling items ......................          187,517           245,512
                                                                 ------------      ------------
              Total assets .................................     $  5,587,438      $  5,946,334
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

(2) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis European Properties Fund (including net foreign currency exchange gains of $2.3 million in 2001 and net foreign currency losses of $2.6 million in 2000) and ProLogis European Properties S.a.r.l. (including net foreign currency exchange gains of $1.5 million in 2000). See Note 4 for summarized financial information of ProLogis European Properties Fund.

(3) In 2001, includes $20.8 million and $67.4 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis North American Properties Fund II and ProLogis North American Properties Fund III, respectively.

(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. (including $8.9 million of foreign currency exchange losses and $0.5 million of net foreign currency exchange gains in 2001 and 2000, respectively). See Note 4.

(5) Includes $6.4 million and $5.3 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2001 and 2000, respectively. In addition, includes $10.7 million and $0.8 million of net gains recognized under the equity method related to the disposition of facilities to ProLogis European Properties Fund by the Kingspark entities in 2001 and 2000, respectively.

(6) Represents amounts recognized under the equity method related to ProLogis' investments in ProLogis Logistics in 2001 and 2000 and CSI/Frigo LLC in 2001. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in ProLogis Logistics. See Note 3 for summarized financial information of ProLogis Logistics.

(7) Represents amounts recognized under the equity method related to ProLogis' investments in Frigoscandia S.A. (including $0.6 million of net foreign currency exchange losses in 2001 and $1.7 million of net foreign exchange gains in 2000) and CSI/Frigo LLC in 2001. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in Frigoscandia S.A. See Note 3 for summarized financial information of Frigoscandia S.A.

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

     o ProLogis received $4.2 million, $34.1 million, $13.7 million and $11.7 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II and ProLogis North American Properties Fund III, respectively, in the form of an equity interest in these entities during 2001. ProLogis received $4.4 million, $13.8 million, $14.8 million and $0.6 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal in the form of an equity interest during 2000.

     o ProLogis received $4.2 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund in the form of a note receivable during 2001. ProLogis received $15.6 million, $44.6 million and $13.2 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I and ProLogis Principal, respectively, in the form of notes receivable from these entities during 2000.

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

10. RELATED PARTY TRANSACTIONS

Transactions with Chief Executive Officer and Chairman

     ProLogis has invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Internal Revenue Code of 1986, as amended (the "Code"). Therefore, the voting common stock of these companies was held by third parties including entities in which Security Capital, ProLogis' largest shareholder, held non-voting interests. The Code, as amended in 2001, allows for ProLogis to have a voting ownership interest in these entities. ProLogis began negotiations to acquire the voting ownership interests in these entities during 2000. Before the acquisitions were completed it was determined that the state income tax laws governing REITs were not all going to be changed to coincide with the amendments to the Code. Therefore, K. Dane Brooksher, ProLogis' chairman and chief executive officer acquired the voting ownership interests in Frigoscandia S.A., ProLogis Logistics and Kingspark S.A. from the third parties and Security Capital. See Note 4.

     Mr. Brooksher's voting ownership interests in the entities in which ProLogis has only non-voting ownership interests are:

     o Kingspark LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock of Kingspark S.A. (an entity in which ProLogis owns all of the non-voting preferred stock) for $8.1 million. ProLogis funded the entire purchase price either directly or through loans to Kingspark LLC or Mr. Brooksher. The ProLogis loan to Kingspark LLC is in the principal amount of $7.3 million, is due January 5, 2006 and bears interest at an annual rate of 8.0%. ProLogis made a direct capital contribution to Kingspark LLC in the amount of $770,973. Mr. Brooksher's $40,557 capital contribution to Kingspark LLC was loaned to him by ProLogis, which recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8%. Mr. Brooksher's membership interest entitles him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Mr. Brooksher is the managing member and he may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive compensation in connection with being the managing member. See Note 4.

     o CSI/Frigo LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock of Frigoscandia S.A. and ProLogis Logistics (both entities in which ProLogis owns all of the non-voting preferred stock) for $3.3 million. ProLogis loaned $2.9 million to CSI/Frigo LLC, which loan is due January 5, 2011 and bears interest at an annual rate of 8.0%. ProLogis also made a capital contribution to CSI/Frigo LLC in the amount of $404,545 and Mr. Brooksher made a $50,000 capital contribution to CSI/Frigo LLC. Mr. Brooksher's membership interests (after considering the terms of the participating note from CSI/Frigo LLC to ProLogis) entitles him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. Mr. Brooksher is the managing member and he may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive compensation in connection with being the managing member.

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

     o ProLogis PhatPipe owns preferred stock in PhatPipe. Mr. Brooksher owns all of the voting common stock of ProLogis PhatPipe, representing a 2% interest in the earnings of ProLogis PhatPipe and he is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. ProLogis owns all of the non-voting preferred stock of ProLogis PhatPipe, representing a 98% interest in the earnings of ProLogis PhatPipe and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed recourse promissory notes with the aggregate principal amount of $122,449 to ProLogis PhatPipe in exchange for his interest in the entity, which note is payable on September 20, 2005 ($71,429 principal amount) and January 4, 2006 ($51,020 principal amount). Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis has the right to acquire Mr. Brooksher's ownership interest beginning in 2001 for a price equal to the outstanding aggregate principal amount of the promissory notes plus accrued and unpaid interest. See Note 4.

     As of June 30, 2001, ProLogis had other loans outstanding from Mr. Brooksher with an aggregate principal amount of $2,100,000. Of these, $1,863,000 was loaned to Mr. Brooksher under ProLogis' employee share purchase plan.

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


                                        ARTHUR ANDERSEN LLP


Chicago, Illinois
August 10, 2001
(except with respect to
Note 2 as to which the
date is April 3, 2002)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with ProLogis' Consolidated Condensed Financial Statements and the notes thereto included in
Item 1 of this report. See also ProLogis' 2000 Annual Report on Form 10-K, as amended

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

     The CDFS business segment provides capital for ProLogis to redeploy into its development activities in addition to generating profits that contribute to ProLogis' total income. ProLogis' net operating income from this segment increased by $17.1 million in 2001 over 2000, primarily the result of the number of dispositions of facilities developed by ProLogis to entities in which ProLogis maintains an ownership interest, such as ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis European Properties Fund, as well as to third parties. ProLogis' property operations segment net operating income was $240.2 million for 2001 and $241.6 million for 2000. This operating segment's net income includes rental income and net rental expenses from facilities directly owned by ProLogis and also its share of the income of its unconsolidated entities that engage in property operations segment activities. Income from ProLogis' temperature-controlled distribution operations decreased in 2001 from 2000 by $14.2 million. See "--Property Operations", "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations".

Property Operations

     ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated (square footage in thousands):

                                                                                    JUNE 30,
                                                            -------------------------------------------------------
                                                                      2001                          2000
                                                            -------------------------     -------------------------
                                                                             SQUARE                        SQUARE
                                                              NUMBER        FOOTAGE         NUMBER        FOOTAGE
                                                            ----------     ----------     ----------     ----------

     Direct ownership (1) .............................          1,214        123,719          1,249        126,723
     ProLogis California (2) ..........................             79         13,052             79         12,494
     ProLogis North American Properties Fund I
        (1)(3) ........................................             36          8,963             17          3,836
     ProLogis North American Properties Fund II
        (1)(4) ........................................             27          4,477              3            440
     ProLogis North American Properties Fund III
        (1)(5) ........................................             34          4,380             --             --
     ProLogis European Properties Fund and
     ProLogis
        European Properties S.a.r.l. (6) ..............            114         17,028             90         11,707
                                                            ----------     ----------     ----------     ----------
                                                                 1,504        171,619          1,438        155,200
                                                            ==========     ==========     ==========     ==========

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

(6) As of June 30, 2001, ProLogis' ownership interest in ProLogis European Properties Fund is 39.7%. As of June 30, 2000, ProLogis had a 42.1% ownership interest in the ProLogis European Properties Fund. Includes facilities owned by ProLogis European Properties S.a.r.l. in which ProLogis had a direct 49.9% ownership interest as of June 30, 2000. See Note 4 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

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

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -------------------------
                                                                               2001           2000
                                                                            ----------     ----------
     Facilities directly owned by ProLogis and its consolidated entities
       Rental income ..................................................     $  236,391     $  240,505
       Property operating expenses ....................................         13,682         14,131
                                                                            ----------     ----------
          Net operating income (1) ....................................        222,709        226,374
                                                                            ----------     ----------
     Income from the ProLogis California ..............................          7,119          6,054
     Income from ProLogis North American Properties Fund I (2) ........          2,594             --
     Income from ProLogis North American Properties Fund II (2) .......            906             --
     Income from ProLogis North American Properties Fund III (3) ......             40             --
     Income from ProLogis European Properties Fund (4) ................          6,851          4,312
     Income from ProLogis European Properties S.a.r.l. (4) ............             36          4,875
                                                                            ----------     ----------
          Total property operations segment ...........................     $  240,255     $  241,615
                                                                            ==========     ==========

----------

(1) The fluctuations in rental expenses between years is primarily the result of the changes in the composition of the directly owned facilities in each year in addition to increased rental expense recoveries (as a percentage of total rental expenses) in each year. Rental expenses, before recoveries from tenants, were 26.4% of rental income in 2001 and 24.9% rental income for 2000. Rental expenses, after recoveries from tenants, were 5.8% of rental income in 2001 and 5.9% of rental income in 2000. Total rental expense recoveries were 78.1% and 76.4% of total rental expenses in 2001 and 2000, respectively. The increase in rental expense recoveries as a percentage of total rental expenses reflects ProLogis' emphasis on on-site property management teams and the effectiveness of the ProLogis Operating System(TM).

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

     The operating facilities in ProLogis' portfolio are classified as either stable or pre-stable facilities. Stabilized operating facilities are those facilities where the capital improvements, repositioning and management and marketing programs have been in effect for a sufficient period of time (generally 12 months) to achieve a stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type). Pre-stable facilities are generally newly developed or acquired facilities that are usually underleased at the time they are completed or acquired. ProLogis, utilizing its ProLogis Operating System(TM), has been successful in increasing occupancies on such facilities during their initial months of operation. ProLogis' stabilized operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities) were 94.0% occupied and 95.0% leased as of June 30, 2001. ProLogis' stabilized occupancy levels have decreased slightly during the first six months of 2001 (95.4% occupied and 96.2% leased as of December 31, 2000). ProLogis believes that economic conditions in North America have led to a slowing in customer leasing decisions and in the absorption of new facilities in the market. However, ProLogis believes that it will benefit from the ProLogis Operating System(TM) during this period, as it has allowed ProLogis to build a strong local market presence and develop strong customer relationships.

    The average increase in rental rates for both new and renewed leases on previously leased space (20.3 million square feet) for all facilities including those owned by ProLogis' consolidated and unconsolidated entities during 2001 was 18.3% (up from 15.5% for all of 2000). During the six months ended June 30, 2001, the net operating income (rental income less net rental expenses) generated by ProLogis' "same store" portfolio of operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities that were in operation throughout both six month periods in 2001 and 2000) increased by 2.81% over the same period in 2000 (as compared to an increase of 6.89% during the six months ended June 30, 2000 as compared to the same period, in 1999). The population of same-store facilities has a greater percentage of stabilized facilities in 2001 than in 2000. Stabilized facilities have generally already reached an occupancy level of 93%, resulting in fewer opportunities for these facilities to generate net operating income growth from occupancy increases.

CDFS Business

     Net operating income from ProLogis' CDFS business segment consists primarily of: (i) profits from the disposition of land parcels and facilities that were developed by ProLogis and disposed of to customers or to entities in which ProLogis has an ownership interest; (ii) development fees earned by ProLogis; and (iii) income recognized under the equity method from ProLogis' investment in Kingspark S.A.. Kingspark S.A. engages in CDFS business activities in the United Kingdom similar to those activities performed directly by ProLogis in other locations. ProLogis recognizes 99.75% of the net earnings of Kingspark S.A. under the equity method that includes: interest income and interest expense (net of capitalized amounts), general and administrative expense (net of capitalized amounts), income taxes and foreign currency exchange gains and losses.

     The CDFS business segment operations increased in volume for the six months in 2001 over the same period in 2000; consequently, ProLogis' income from this segment has increased in 2001 over 2000. The CDFS business segment's net operating income is comprised of the following (in thousands):

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            --------------------------
                                                                               2001            2000
                                                                            ----------      ----------
     Net gains on disposition of land parcels and facilities
        developed (1) .................................................     $   56,081      $   43,187
     Development fees and other, net ..................................          1,830           2,042
     Income from Kingspark S.A.(2)(3) .................................         12,689           9,330
     Miscellaneous income .............................................          2,294           1,005
     Other expenses (4) ...............................................         (1,989)         (1,730)
                                                                            ----------      ----------
                                                                            $   70,905      $   53,834
                                                                            ==========      ==========

----------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

     o 2001: 138 acres; 8.9 million square feet; $452.9 million of proceeds, and

     o    2000: 158 acres; 5.9 million square feet; $268.2 million of proceeds.

(2)  The Kingspark entities' income in 2001 includes:

     o Gains from the disposition of facilities developed (1.4 million square feet; $141.4 million of proceeds; net gains of $12.1 million);

     o    Development fees and other miscellaneous net income of $6.4 million;

     o    Deferred and current income tax benefit of $1.0 million; and

     o    Foreign currency exchange losses of $8.9 million.

(3)  Kingspark S. A. and its subsidiaries' income in 2000 includes:

     o Gains from the disposition of land parcels and facilities developed (11 acres; 0.4 million square feet; $38.8 million of proceeds; net gains of $5.9 million);

     o    Development fees and other miscellaneous net income of $2.5 million;

     o    Deferred and current income tax expense of $1.9 million; and

     o    Foreign currency exchange gains of $0.5 million.

(4) Includes land holding costs of $1.1 million in 2001 and $0.7 million in 2000 and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $0.9 million in 2001 and $1.0 million in 2000.

Temperature-Controlled Distribution Operations

     ProLogis recognizes net operating income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the total income or loss of CSI/Frigo LLC, ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 4 and 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                         2001            2000
                                                                      ----------      ----------

     Loss from CSI/Frigo LLC ....................................     $     (793)     $       --
     Income (loss) from ProLogis Logistics ......................     $   (2,600)     $    5,871
     Loss from Frigoscandia S.A .................................         (9,995)         (5,051)
                                                                      ----------      ----------
     Total temperature-controlled distribution operations
          segment ...............................................     $  (13,388)     $      820
                                                                      ==========      ==========

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

Other Income and Expense Items

Income (Loss) from Unconsolidated Entities

     Income (loss) from unconsolidated entities that is not directly attributable to any of ProLogis' three business segments was a loss of $3.9 million for the six months ended June 30, 2001. See Note 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1. This amount is made up of the following:

     o ProLogis PhatPipe: a loss of $6.8 million ($0.7 million of income recognized in the first quarter and a loss of $7.5 million recognized in the second quarter); the loss represents ProLogis' share of ProLogis PhatPipe's impairment charge resulting from the write-down of its preferred stock investment in PhatPipe, offset by $0.7 million of license fee income recognized under an agreement for the non-exclusive use of the ProLogis Operating System(TM); no additional license fee income will be recognized by ProLogis PhatPipe;

     o GoProLogis: income of $3.0 million represents ProLogis' share of GoProLogis' income, primarily license fee income recognized under an agreement for the non-exclusive use of the ProLogis Operating System(TM) ($1.5 million of income recognized in each of the first and second quarters); GoProLogis does not expect that it will continue to recognize license fee income from Vizional Technologies after the second quarter of 2001;

     o ProLogis Equipment Services: a loss of $155,000 (all recognized in the second quarter); and

     o    Insight: a loss of $10,000 (all recognized in the first quarter).

Interest Expense

     Interest expense is a function of the level of borrowings outstanding offset by interest capitalization with respect to development activities. Interest expense was $82.2 million in 2001 and $84.8 million in 2000. Capitalized interest was $12.4 million in 2001 and $8.4 million in 2000. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

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

Foreign Currency Exchange Losses

     ProLogis recognized net foreign currency exchange gains of $4.3 million and foreign currency exchange losses of $18.4 million for 2001 and 2000, respectively. Foreign currency exchange gains and losses are primarily the result of the remeasurement and settlement of intercompany debt and the remeasurement of third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro and the pound sterling and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar. In 2000, the euro and pound sterling currencies both devalued against the U.S. dollar which resulted in losses to ProLogis to the extent that it had made loans denominated in those currencies.

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

     Current income tax expense recognized in 2001 and 2000 was $1.9 million and $0.7 million respectively. Current income tax expense is higher in 2001 primarily due to the increased level of income recognized by ProLogis' taxable subsidiaries in the CDFS business segment. Deferred income tax expense was $4.2 million and $0.2 million in 2001 and 2000, respectively. ProLogis' deferred tax component of total income taxes is a function of each year's temporary differences (items that are treated differently for tax purposes than for book purposes) as well as the need for a deferred tax valuation allowance to adjust certain deferred tax assets (primarily deferred tax assets created by tax net operating losses) to their estimated realizable value.

Three Months Ended June 30, 2001 and 2000

     The changes in net earnings attributable to Common Shares and its components for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 are similar to the changes for the six month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed under "--Six Months Ended June 20, 2001 and 2000" except as specifically discussed under "--Income (Loss) from Unconsolidated Entities".

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

Cash Operating Activities

     Net cash provided by operating activities for the six months ended June 30, 2001 was $189.2 million and $189.4 million, respectively. See "--Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares in 2001 and 2000. See ProLogis's Consolidated Condensed Statements of Cash Flows in Item 1.

Cash Investing and Cash Financing Activities

     In 2001, ProLogis' investing activities provided net cash of $234.8 million and financing activities used net cash of $428.7 million. Proceeds received from the dispositions of real estate and the repayments of loans by and distributions received from ProLogis' unconsolidated entities were used to fund real estate investments and repay borrowings on ProLogis' lines of credit. In 2000, ProLogis used net cash of $152.1 million in its investing activities and $3.2 million in its financing activities. Investing activities in 2000 were primarily funded by lines of credit borrowings and proceeds from dispositions of real estate. See ProLogis' Consolidated Condensed Statements of Cash Flows in Item 1.

Credit Facilities

     As of June 30, 2001, ProLogis' combined direct borrowings on its lines of credit were $306.1 million (a combined $100.0 million borrowed under its $475.0 million revolving line of credit and $60.0 million discretionary line of credit) and $206.1 million under its 325.0 million euro revolving line of credit. ProLogis was in compliance with all covenants contained in its credit agreements as of June 30, 2001.

     ProLogis Logistics and ProLogis Development Services may also borrow under the $475.0 million credit agreement, with such borrowings guaranteed by ProLogis. As of June 30, 2001, ProLogis Logistics, an unconsolidated entity, had borrowed $125.0 million under the credit agreement and ProLogis Development Services had no borrowings under the credit agreement.

Commitments

     As of June 30, 2001, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 2.0 million square feet of operating facilities at an estimated acquisition cost of $80.2 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. ProLogis has sufficient funds escrowed as the result of tax-deferred exchange transactions to acquire these assets. In addition, as of June 30, 2001, ProLogis had $315.5 million of budgeted development costs for developments in process, of which $197.6 million was unfunded.

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

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom that has been guaranteed by ProLogis and provides for borrowings of up to 15.0 million pounds sterling (the currency equivalent of approximately $21.0 million as of June 30, 2001). As of June 30, 2001, no borrowings were outstanding on the line of credit. However, ProLogis Kingspark had the currency equivalent of approximately $7.1 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.

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

     Funds from operations is as follows (in thousands):

                                                                                 SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ------------------------
                                                                               2001           2000
                                                                            ---------      ---------

     Net earnings attributable to Common Shares .......................     $  88,559      $  64,527
       Add (Deduct):
          Real estate related depreciation and amortization ...........        67,299         75,057
          Gain (loss) on disposition of non-CDFS business
             segment assets ...........................................         2,625           (307)
          Foreign currency exchange (gains) losses, net ...............        (5,044)        18,592
          Deferred income tax expense .................................         4,254            167
          ProLogis' share of reconciling items of unconsolidated
             entities
             Real estate related depreciation and amortization ........        34,049         28,535
             Loss on disposition of non-CDFS business segment
               assets .................................................         2,426             26
             Foreign currency exchange (gains) losses, net ............         8,294         (1,971)
             Deferred income tax expense benefit ......................        (6,343)        (3,064)
                                                                            ---------      ---------
       Funds from operations attributable to Common Shares ............     $ 196,119      $ 181,562
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

(a)      Exhibits:

12.1     Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated April 3, 2002

99.1 Letter dated April 3, 2002 to the United States Securities and Exchange Commission related to the review performed by Arthur Andersen LLP

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   12.1                  Computation of Ratio of Earnings to Fixed Charges

   12.2                  Computation of Ratio of Earnings to Combined Fixed
                         Charges and Preferred Share Dividends

   15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated April 3, 2002

   99.1                  Letter dated April 3, 2002 to the United States
                         Securities and Exchange Commission related to the review performed by Arthur Andersen LLP