Form 10-Q/A
period 2001-09-30
PROLOGIS TRUST
filed 2002-04-05
CIK 899881

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

                                 PROLOGIS TRUST

                                      INDEX


                                                                                                                       PAGE
                                                                                                                     NUMBER(S)
                                                                                                                     ---------
PART I.   FINANCIAL INFORMATION

     Item 1.    Consolidated Condensed Financial Statements:
                Consolidated Condensed Balance Sheets--September 30, 2001 and December 31, 2000.....................      3
                Consolidated Condensed Statements of Earnings and Comprehensive Income
                   --Three and nine months ended September 30, 2001 and 2000.......................................       4
                Consolidated Condensed Statements of Cash Flows--Nine months ended
                    September 30, 2001 and 2000....................................................................       5
                Notes to Consolidated Condensed Financial Statements...............................................     6 - 22
                Report of Independent Public Accountants...........................................................      23
     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.....................................................................................    24 - 32
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................      32

PART II.   OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Securities Holders..............................................      32
     Item 5.    Other Information..................................................................................      33
     Item 6.    Exhibits...........................................................................................      33

                                 PROLOGIS TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2001              2000
                                                                                    -------------     -------------
                                         ASSETS                                      (UNAUDITED)       (AUDITED)
Real estate ....................................................................    $   4,587,892     $   4,689,492
  Less accumulated depreciation ................................................          555,264           476,982
                                                                                    -------------     -------------
                                                                                        4,032,628         4,212,510
Investments in and advances to unconsolidated entities .........................        1,318,616         1,453,148
Cash and cash equivalents ......................................................           41,119            57,870
Accounts and notes receivable ..................................................           27,772            34,989
Other assets ...................................................................          203,309           187,817
                                                                                    -------------     -------------
         Total assets ..........................................................    $   5,623,444     $   5,946,334
                                                                                    =============     =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit ..............................................................    $     287,553     $     439,822
  Senior unsecured debt ........................................................        1,670,271         1,699,989
  Mortgage notes and other secured debt ........................................          531,836           537,925
  Accounts payable and accrued expenses ........................................          140,527           106,097
  Construction payable .........................................................           18,835            40,925
  Distributions and dividends payable ..........................................              729            57,739
  Other liabilities ............................................................           99,637            89,836
                                                                                    -------------     -------------
         Total liabilities .....................................................        2,749,388         2,972,333
                                                                                    -------------     -------------
Minority interest ..............................................................           45,815            46,630
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000 shares issued and outstanding at December 31, 2000; stated liquidation preference of
    $25.00 per share ...........................................................               --           135,000
  Series B Preferred Shares; $0.01 par value; 6,256,100 shares issued and outstanding at December 31, 2000; stated liquidation preference of
    $25.00 per share ...........................................................               --           156,403
  Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000; stated
    liquidation preference of $50.00 per share .................................          100,000           100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000; stated
    liquidation preference of $25.00 per share .................................          250,000           250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000; stated
    liquidation preference of $25.00 per share .................................           50,000            50,000
  Common shares of beneficial interest; $0.01 par value; 174,645,388 shares issued and outstanding at September 30, 2001 and 165,287,358
    shares issued and outstanding at December 31, 2000 .........................            1,746             1,653
Additional paid-in capital .....................................................        2,933,202         2,740,136
Employee share purchase notes ..................................................          (17,161)          (18,556)
Accumulated other comprehensive income .........................................          (53,198)          (33,768)
Distributions in excess of net earnings ........................................         (436,348)         (453,497)
                                                                                    -------------     -------------
         Total shareholders' equity ............................................        2,828,241         2,927,371
                                                                                    -------------     -------------
         Total liabilities and shareholders' equity ............................    $   5,623,444     $   5,946,334
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

                                 PROLOGIS TRUST

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                                -----------------------     -----------------------
                                                                                  2001           2000          2001          2000
                                                                                ---------     ---------     ---------     ---------
Income:
  Rental income ............................................................    $ 115,947     $ 121,519     $ 352,338     $ 362,024
  Other real estate income .................................................       26,840        19,479        87,045        65,713
  Income from unconsolidated entities ......................................       14,621        21,336        27,556        46,725
  Interest and other income ................................................          837         1,334         3,444         5,554
                                                                                ---------     ---------     ---------     ---------
         Total income ......................................................      158,245       163,668       470,383       480,016
                                                                                ---------     ---------     ---------     ---------
Expenses:
  Rental expenses, net of recoveries of $23,484 and $72,236 for the three and nine months in 2001, respectively, and $22,426 and $68,163 for the three and nine months in 2000, respectively, and including amounts paid to affiliate of $174 for the nine months in 2001 and
     $294 and $919 for the three and nine months in 2000,
     respectively ..........................................................        7,973         6,486        21,655        20,617
  General and administrative, including amounts paid to
     affiliate of $170 for the nine months in 2001
     and $252 and $719 for the three and nine months
     in 2000, respectively .................................................       11,042         9,652        38,153        32,174
  Depreciation and amortization ............................................       36,040        35,448       106,403       112,513
  Interest .................................................................       41,211        43,700       123,377       128,542
  Other ....................................................................          675         1,188         2,667         3,838
                                                                                ---------     ---------     ---------     ---------
         Total expenses ....................................................       96,941        96,474       292,255       297,684
                                                                                ---------     ---------     ---------     ---------
Earnings before minority interest ..........................................       61,304        67,194       178,128       182,332
Minority interest share in earnings ........................................        1,470         1,228         4,304         4,317
                                                                                ---------     ---------     ---------     ---------
Earnings before gain on disposition of real estate
     and foreign currency exchange losses ..................................       59,834        65,966       173,824       178,015
Gain on disposition of real estate, net ....................................        3,488           702           863         1,009
Foreign currency exchange losses, net ......................................       (6,545)       (1,929)       (2,236)      (20,378)
                                                                                ---------     ---------     ---------     ---------
Earnings before income taxes ...............................................       56,777        64,739       172,451       158,646
Income taxes:
  Current income tax expense ...............................................          435           465         2,344         1,123
  Deferred income tax expense (benefit) ....................................         (748)        1,535         3,507         1,702
                                                                                ---------     ---------     ---------     ---------
         Total income taxes ................................................         (313)        2,000         5,851         2,825
                                                                                ---------     ---------     ---------     ---------
Net earnings ...............................................................       57,090        62,739       166,600       155,821
Less preferred share dividends .............................................        8,179        14,120        29,130        42,675
                                                                                ---------     ---------     ---------     ---------
Net earnings attributable to Common Shares .................................       48,911        48,619       137,470       113,146

Other comprehensive income:
  Foreign currency translation adjustments .................................       43,200       (38,263)      (19,430)      (49,613)
                                                                                ---------     ---------     ---------     ---------
Comprehensive income .......................................................    $  92,111     $  10,356     $ 118,040     $  63,533
                                                                                =========     =========     =========     =========

Weighted average Common Shares outstanding - Basic .........................      174,507       164,317       171,932       163,206
                                                                                =========     =========     =========     =========
Weighted average Common Shares outstanding - Diluted .......................      175,586       170,578       174,945       164,602
                                                                                =========     =========     =========     =========

Per Common Share:
  Basic net earnings attributable to Common Shares .........................    $    0.28     $    0.30     $    0.80     $    0.69
                                                                                =========     =========     =========     =========
  Diluted net earnings attributable to Common Shares .......................    $    0.28     $    0.29     $    0.79     $    0.69
                                                                                =========     =========     =========     =========

  Distributions ............................................................    $   0.345     $   0.335     $   1.035     $   1.005
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

                                 PROLOGIS TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                       2001             2000
                                                                                    -----------     -----------

Operating activities:
  Net earnings .................................................................    $   166,600     $   155,821
  Minority interest share in earnings ..........................................          4,304           4,317
  Adjustments to reconcile net earnings to net cash  provided by operating activities:
       Depreciation and amortization ...........................................        106,403         112,513
       Gain on disposition of real estate ......................................           (863)         (1,009)
       Straight-lined rents ....................................................         (5,392)         (4,952)
       Amortization of deferred loan costs .....................................          3,689           3,028
       Stock-based compensation ................................................          5,150           2,330
       Income from unconsolidated entities .....................................        (15,673)        (36,321)
    Deferred income tax expense ................................................          3,507           1,702
       Foreign currency exchange (gains) losses, net ...........................           (251)         19,697
  Increase in accounts receivable and other assets .............................        (29,730)        (33,429)
  Increase in accounts payable, accrued expenses and other liabilities .........         45,746          62,751
                                                                                    -----------     -----------
        Net cash provided by operating activities ..............................        283,490         286,448
                                                                                    -----------     -----------
Investing activities:
  Real estate investments ......................................................       (621,024)       (470,711)
  Tenant improvements and lease commissions on previously leased space .........        (16,379)        (14,763)
  Recurring capital expenditures ...............................................        (23,401)        (17,966)
  Proceeds from dispositions of real estate ....................................        690,752         440,570
  Net (advances to) amounts received from unconsolidated entities ..............        176,228         (72,568)
  Proceeds from repayment of note receivable ...................................         10,424              --
  Cash balances contributed as part of ProLogis European Properties S.a.r.l ....             --         (17,968)
                                                                                    -----------     -----------
        Net cash provided by (used in) investing activities ....................        216,600        (153,406)
                                                                                    -----------     -----------
Financing activities:
  Net proceeds from exercised options and dividend reinvestment and share
     purchase plans ............................................................         48,575          17,560
  Repurchase of Common Shares, net of costs ....................................        (16,000)             --
  Redemption of Series A preferred shares ......................................       (135,000)             --
  Redemption of Series B convertible preferred shares ..........................         (4,583)             --
  Debt issuance and other transaction costs incurred ...........................         (1,815)         (4,546)
  Distributions paid on Common Shares ..........................................       (177,332)       (163,465)
  Distributions paid to minority interest holders ..............................         (5,248)         (5,422)
  Distributions paid on preferred shares .......................................        (29,130)        (42,675)
  Principal payments on senior unsecured debt ..................................        (30,000)        (30,000)
  Principal payments received on employee share purchase notes .................          1,395           3,990
  Payments on the purchase of derivative financial instruments .................         (2,232)             --
  Proceeds from settlement of derivative financial instruments .................            106           2,172
  Proceeds from lines of credit ................................................        976,406         737,836
  Payments on lines of credit ..................................................     (1,128,675)       (561,543)
  Regularly scheduled principal payments on mortgage notes .....................         (5,764)         (5,229)
  Principal prepayments on mortgage notes ......................................         (7,544)         (7,203)
                                                                                    -----------     -----------
        Net cash used in financing activities ..................................       (516,841)        (58,525)
                                                                                    -----------     -----------
Net increase (decrease) in cash and cash equivalents ...........................        (16,751)         74,517
Cash and cash equivalents, beginning of period .................................         57,870          69,338
                                                                                    -----------     -----------
Cash and cash equivalents, end of period .......................................    $    41,119     $   143,855
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

     SFAS Nos. 142 and 144 are effective for ProLogis' fiscal year ending December 31, 2002. Management is still evaluating the effects these standards will have, if any, on ProLogis' consolidated financial position, results of operations or financial statement disclosures. For the nine months ended September 30, 2001 and 2000, ProLogis recognized amortization expense related to recognized goodwill of $0.1 million and $1.8 million, respectively, as a component of "Depreciation and Amortization" in its Consolidated Condensed Statements of Earnings and Comprehensive Income.

Interest Expense

      Interest expense was $123.4 million and $128.5 million for the nine months in 2001 and 2000, respectively, which is net of capitalized interest of $18.4 million and $12.8 million, respectively. Amortization of deferred loan costs included in interest expense was $3.7 million and $3.0 million for the nine months in 2001 and 2000, respectively. Total interest paid in cash on all outstanding debt was $133.2 million and $123.3 million for the nine months in 2001 and 2000, respectively.

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

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                           -----------------------------     -----------------------------
                                                               2001             2000              2001             2000
                                                           ------------     ------------     ------------     ------------
Losses from the remeasurement of third party debt
  and remeasurement and settlement of intercompany
  debt, net ...........................................    $     (5,445)    $     (2,661)    $     (1,461)    $    (21,669)
Mark to market gains (losses) on foreign currency
  put option contracts(1) .............................            (817)            (477)             245               --
Gains (losses) from the settlement of foreign
  currency put option contracts, net(1) ...............            (417)           1,427             (998)           1,544
Other gains (losses), net .............................             134             (218)             (22)            (253)
                                                           ------------     ------------     ------------     ------------
         Total ........................................    $     (6,545)    $     (1,929)    $     (2,236)    $    (20,378)
                                                           ============     ============     ============     ============


----------

(1) Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized.

2. AMENDED QUARTERLY REPORT ON FORM 10-Q/A#1

     ProLogis' Quarterly Report on Form 10-Q for the period ended September 30, 2001 originally filed on November 13, 2001 included the financial position and results of operations of ProLogis' subsidiary, Kingspark Holding S.A. and subsidiaries ("Kingspark S.A."), in its unaudited consolidated condensed financial statements on a consolidated basis. Until January 5, 2001, ProLogis owned only the non-voting preferred stock of Kingspark S.A. and reported its investment in Kingspark S.A. under the equity method. On that date, ProLogis acquired an indirect interest in the voting common stock of Kingspark S.A. and began consolidating it in its financial statements along with its other majority-owned and controlled subsidiaries and partnerships. After reconsideration of the facts underlying its ownership position, ProLogis determined that its indirect ownership interest in the voting common stock of Kingspark S.A. does not give it control such that consolidation is the appropriate method of reporting. Therefore, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2001 included in this Form 10-Q/A#1 to reflect its investment in Kingspark S.A. on the equity method, consistent with its reporting of this investment prior to January 5, 2001. Further, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2001 included in this Form 10-Q/A#1 to reflect its investments in two other entities, whose sole purpose is to hold preferred stock in technology companies, under the equity method. ProLogis began consolidating these entities in 2001, but as with Kingspark S.A., subsequently determined that its ownership interest did not give it control. These changes in reporting have no effect on ProLogis' shareholders equity as of September 30, 2001 or its net earnings attributable to Common Shares, net earnings attributable to Common Shares per share or comprehensive income for the three and nine months ended September 30, 2001. These changes in reporting did result in changes in certain financial statement amounts. The most significant of which are as follows (in thousands):


                                                          SEPTEMBER 30, 2001
                                                      ----------------------------
                                                           AS          PREVIOUSLY
                                                         AMENDED        REPORTED
                                                      ------------    ------------
Real estate ......................................    $  4,587,892    $  5,005,056
Investments in and advances to unconsolidated
  entities .......................................    $  1,318,616    $    820,100

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2001                SEPTEMBER 30, 2001
                                                      ----------------------------     ----------------------------
                                                           AS           PREVIOUSLY          AS           PREVIOUSLY
                                                         AMENDED         REPORTED         AMENDED         REPORTED
                                                      ------------    ------------     ------------    ------------
Other real estate income .........................    $     26,840    $     36,326     $     87,045    $    111,740
Income (loss) from unconsolidated entities .......    $     14,621    $     (3,101)    $     27,556    $      6,204
Loss on investment ...............................    $         --    $         --     $         --    $      7,456

3. REAL ESTATE:

Real Estate Investments

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):


                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              2001                  2000
                                                          ------------          ------------
Operating facilities:
  Improved land ......................................    $    631,085(1)       $    648,950(1)
  Buildings and improvements .........................       3,468,029(1)          3,619,543(1)
                                                          ------------          ------------
                                                             4,099,114             4,268,493
                                                          ------------          ------------
Facilities under development (including cost of
   land) .............................................         186,775(2)(3)         186,020(2)
Land held for development ............................         186,891(4)            187,405(4)
Capitalized preacquisition costs .....................         115,112(5)             47,574(5)
                                                          ------------          ------------
          Total real estate ..........................       4,587,892             4,689,492
Less accumulated depreciation ........................         555,264               476,982
                                                          ------------          ------------
          Net real estate ............................    $  4,032,628          $  4,212,510
                                                          ============          ============


----------

(1) As of September 30, 2001 and December 31, 2000, ProLogis had 1,207 and 1,244 operating facilities, respectively, consisting of 121,716,000 and 126,275,000 square feet, respectively.

(2) Facilities under development consist of 36 facilities aggregating 8,736,000 square feet as of September 30, 2001 and 41 facilities aggregating 8,711,000 square feet as of December 31, 2000.

(3) In addition to the September 30, 2001 construction payable of $18.8 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $221.2 million.

(4) Land held for future development consists of 1,964 acres as of September 30, 2001 and 2,047 acres as of December 31, 2000.

(5) Capitalized preacquisition costs include $100.9 million and $32.5 million of funds on deposit with title companies for future acquisition of operating facilities as of September 30, 2001 and December 31, 2000, respectively.

     ProLogis' operating facilities, facilities under development and land held for future development are located in North America (the United States and Mexico), in nine countries in Europe and in Japan. No individual market represents more than 10% of ProLogis' real estate assets.

Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of September 30, 2001, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):


                                Remainder of 2001................       $   109,458
                                2002.............................           399,551
                                2003.............................           323,882
                                2004.............................           238,799
                                2005.............................           170,509
                                2006 and thereafter..............           330,449
                                                                        -----------
                                                                        $ 1,572,648
                                                                        ===========

     ProLogis' largest customer (based on rental income) accounted for 0.9% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 2001. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 12.8% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 2001.

4.  UNCONSOLIDATED ENTITIES:

Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              2001            2000
                                                          ------------    ------------
Temperature-controlled distribution companies:
  CSI/Frigo LLC(1) ...................................    $      1,994    $         --
  ProLogis Logistics(1)(2) ...........................         132,257         231,053
  Frigoscandia S.A.(1)(3) ............................         185,025         191,981
                                                          ------------    ------------
                                                               319,276         423,034
                                                          ------------    ------------
Distribution real estate entities:
  ProLogis California(4) .............................         119,294         132,243
  ProLogis North American Properties Fund I(5) .......          44,238          10,369
  ProLogis North American Properties Fund II(6) ......           8,642          13,408
  ProLogis North American Properties Fund III(7) .....           6,452              --
  ProLogis North American Properties Fund IV(8) ......           4,315              --
  ProLogis European Properties Fund(9) ...............         236,903         147,938
  ProLogis European Properties S.a.r.l.(9) ...........              --          84,767
                                                          ------------    ------------
                                                               419,844         388,725
                                                          ------------    ------------
CDFS business:
   Kingspark LLC(10) .................................           8,924              --
   Kingspark S. A.(10) ...............................         510,025         570,582
                                                          ------------    ------------
                                                               518,949         570,582
                                                          ------------    ------------
Insight(11) ..........................................           2,459           2,470
ProLogis Equipment Services(12) ......................           1,772             450
GoProLogis(13) .......................................          56,316          56,315
ProLogis PhatPipe(14) ................................              --          11,572
                                                          ------------    ------------
         Total .......................................    $  1,318,616    $  1,453,148
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

    ProLogis owns 89% of the membership interests (all non-voting) in CSI/Frigo LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member. ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. Mr. Brooksher's membership interests and the terms of the participating note entitle him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. ProLogis' ownership interests in CSI/Frigo LLC, ProLogis Logistics and Frigoscandia S.A. do not result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' condensed financial statements. See
    Note 11.

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

(3) Frigoscandia S.A., through its wholly owned subsidiaries, owns 100% of Frigoscandia AB, a temperature-controlled distribution company operating in nine countries in Europe. As of September 30, 2001, Frigoscandia AB owned or operated under lease agreements facilities aggregating 154.7 million cubic feet.
                                       10

(4) ProLogis California I LLC ("ProLogis California") owns 79 operating facilities aggregating 13.1 million square feet, all located in the Los Angeles/Orange County market. ProLogis has a 50% ownership interest in ProLogis California.

(5) ProLogis North American Properties Fund I LLC owns 36 operating facilities aggregating 9.0 million square feet in 16 markets (including three operating facilities contributed to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million in January
      2001). The January contribution increased the combined ownership interests of ProLogis and ProLogis Development Services Incorporated ("ProLogis Development Services") in ProLogis North American Properties Fund I to 41.3% from 20%. ProLogis Development Services is a consolidated taxable subsidiary of ProLogis that engages in CDFS business activities in North America.

(6) ProLogis Iowa LLC ("ProLogis Principal") was formed on June 30, 2000 as a limited liability company whose members were ProLogis with 20% of the membership interests and Principal Financial Group with 80% of the membership interests. ProLogis Principal owned three operating facilities, all acquired from ProLogis, aggregating 440,000 square feet. On March 27, 2001, First Islamic Investment Bank E.C. acquired the membership interest held by Principal Financial Group. Also on that date, this entity, under the name ProLogis First US Properties LP ("ProLogis North American Properties Fund II") acquired 24 additional operating facilities aggregating 4.0 million square feet from ProLogis and ProLogis Development Services, bringing its total portfolio to 27 operating facilities aggregating 4.5 million square feet in 12 markets. ProLogis and ProLogis Development Services continue to have a combined 20% ownership in ProLogis North American Properties Fund II.

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

(8) ProLogis Third US Properties LP ("ProLogis North American Properties Fund IV") was formed on September 21, 2001 as a limited liability company whose members are ProLogis and ProLogis Development Services with 20% of the membership interests (on a combined basis) and First Islamic Investment Bank E.C. with 80% of the membership interests. This entity acquired 17 operating facilities aggregating 3.5 million square feet in ten markets from ProLogis and ProLogis Development Services in September 2001.

(9) ProLogis European Properties Fund owns 123 operating facilities aggregating 19.2 million square feet in 23 markets, including facilities owned by ProLogis European Properties S.a.r.l. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest. ProLogis had contributed 50.1% of the common stock of this entity to ProLogis European Properties Fund on January 7, 2000. As of September 30, 2001, ProLogis European Properties Fund, in which ProLogis had a 38.1% ownership at that date, owned 100% of ProLogis European Properties S.a.r.l. ProLogis recognized a gain of $0.5 million related to the January 2001 transaction (total gain of $9.8 million net of $9.3 million which does not qualify for current income recognition due to ProLogis' continuing ownership in ProLogis European Properties Fund).

(10) ProLogis directly owns all of the non-voting preferred stock of Kingspark S.A., representing a 95% interest in its earnings. Kingspark LLC, a limited liability company owns 100% of the voting common stock of Kingspark S.A. ProLogis owns 95% of the membership interests (all non-voting) in Kingspark LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 5% of the membership interests (all voting) and is the managing member. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC which was loaned to him by ProLogis. The recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8.0%. Mr. Brooksher's membership interests entitle him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Neither ProLogis' ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher, result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' financial statements. See Note 11.

      Prior to January 5, 2001, the common stock of Kingspark S.A. was owned by a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital, ProLogis' largest shareholder, owned 100% of the non-voting interests. On January 5, 2001, the common stock of Kingspark S.A. was acquired by Kingspark LLC for $8.1 million.

(11) Investment represents ProLogis Development Services' equity investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis Development Services' share of Insight's earnings or loss. ProLogis Development Services has a 33.3% ownership interest in Insight.

(12) Investment represents ProLogis Development Services' (through a wholly-owned subsidiary) equity investment in ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' share of ProLogis Equipment Services' earnings or loss. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis Development Services has a 50% ownership interest in ProLogis Equipment Services.

(13) ProLogis owns 100% of the non-voting preferred stock ($25.0 million of cash invested and $30.4 million of preferred stock received under a license fee agreement) of GoProLogis Incorporated ("GoProLogis") that has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. GoProLogis also received $30.4 million of non-cumulative preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period. Investment amount also includes $0.9 million of other costs associated with this investment. This investment was made on July 21, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the five-year term of the agreement. ProLogis accounts for its investment in GoProLogis under the equity method. GoProLogis has not received any dividends from its preferred stock investment in Vizional Technologies since the investment was made in 2000. As of September 30, 2001, ProLogis had deferred $24.7 million of income related to the license fee agreement. ProLogis' net investment in GoProLogis was $31.6 million as of September 30, 2001 ($55.4 million of non-cumulative preferred stock and $0.9 million of additional costs offset by $24.7 million of deferred income). ProLogis' investment in the non-voting preferred stock of GoProLogis represents a 98% interest in its earnings. The voting interest of GoProLogis represents a 2% interest in its earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in Go ProLogis but ProLogis does have an option to acquire his interest beginning in 2001 at a price equal to the principal amount plus accrued interest under the promissory note. See Note 11.

(14) ProLogis owns 100% of the non-voting preferred stock ($6.0 million of cash invested and $6.0 million of preferred stock received under a license fee agreement) of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") that has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. ProLogis PhatPipe also received $6.0 million of non-cumulative preferred stock of PhatPipe and a receivable of $2.0 million, both under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period. Investment amount also includes $50,000 of other costs associated with this investment. The income related to the license fee agreement was deferred at the inception of the agreement in 2000 and was being recognized over the three-year term of the agreement. This investment was made on September 20, 2000. ProLogis accounts for its investment in ProLogis PhatPipe under the equity method and its carrying value of this investment at September 30, 2001 was zero after Prologis recognized its share of an impairment adjustment recorded by Prologis PhatPipe related to its investment in PhatPipe. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe since the investment was made in 2000. ProLogis' investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in its earnings. The voting interest of ProLogis PhatPipe represents a 2% interest in its earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed recourse promissory notes with an aggregate of $122,449 principal amount to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe but ProLogis does have an option to acquire his interest beginning in 2001 at a price equal to the principal amount plus accrued interest under the promissory notes. See Note 11.

      ProLogis' net equity investment in ProLogis PhatPipe was $7.5 million in the second quarter of 2001 (net of $6.6 million of income related to the license fee agreement that had been deferred ) when ProLogis, through its investment in ProLogis PhatPipe, recognized its share of an impairment adjustment of $7.5 million, representing the write-down of ProLogis PhatPipe's entire net investment in PhatPipe.

Income (Loss)  from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                           -----------------------------     -----------------------------
                                                               2001             2000             2001             2000
                                                           ------------     ------------     ------------     ------------
Temperature-controlled distribution companies:
  CSI/Frigo LLC(1) ....................................    $       (550)    $         --     $     (1,343)    $         --
  ProLogis Logistics(2) ...............................          (1,036)           2,196           (3,636)           8,067
  Frigoscandia S.A.(2) ................................          (8,066)          (5,755)         (18,061)         (10,806)
                                                           ------------     ------------     ------------     ------------
                                                                 (9,652)          (3,559)         (23,040)          (2,739)
                                                           ------------     ------------     ------------     ------------
Distribution real estate entities:
  ProLogis California(3) ..............................           3,067            3,543           10,186            9,597
  ProLogis North American Properties Fund I(4) ........             967            1,233            3,561            1,233
  ProLogis North American Properties Fund II(5) .......             728              307            1,634              308
  ProLogis North American Properties Fund III(6)  .....             542               --              582               --
  ProLogis North American Properties Fund IV(7) .......             (12)              --              (12)              --
  ProLogis European Properties Fund(8) ................             965            4,637            7,816            8,949
  ProLogis European Properties S.a.r.l.(9) ............              --            2,811               36            7,686
                                                           ------------     ------------     ------------     ------------
                                                                  6,257           12,531           23,803           27,773
                                                           ------------     ------------     ------------     ------------
Kingspark S.A.(10) ....................................          18,016           11,083           30,704           20,412
Insight ...............................................              --               36              (10)              34
ProLogis Equipment Services ...........................              --               --             (155)              --
GoProLogis(11) ........................................              --            1,171            3,043            1,171
ProLogis PhatPipe(12) .................................              --               74           (6,789)              74
                                                           ------------     ------------     ------------     ------------
                                                           $     14,621     $     21,336     $     27,556     $     46,725
                                                           ============     ============     ============     ============

----------

(1) CSI/Frigo LLC recognizes its share of the losses of ProLogis Logistics and Frigoscandia S. A. under the equity method. Amounts represent ProLogis' share of the losses of CSI/Frigo LLC for the periods presented.

(2) Represents ProLogis' share of the income or losses of ProLogis Logistics and Frigoscandia S. A. recognized under the equity method based on its ownership of the preferred stock of each entity.

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

(8) Income or loss includes management fees of $2,509,000 and $1,619,000 for the three months ended September 30, 2001 and 2000, respectively, and $6,013,000 and $3,923,000 for the nine months ended September 30, 2001 and 2000, respectively. ProLogis had a 38.1% ownership interest in ProLogis European Properties Fund as of September 30, 2001.

(9) Represents income from ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. in 2000 for the period from January 7, 2000 to June 30, 2000 and in 2001 for the period from January 1, 2001 to January 6, 2001.

(10) Represents ProLogis' share of the earnings recognized of Kingspark LLC and Kingspark S.A. under the equity method based on its ownership of each entity.

(11) Represents ProLogis' share of the income of GoProLogis, primarily license fees earned for the non-exclusive use of the ProLogis Operating System(R) under a license agreement entered into in the third quarter of 2000. ProLogis ceased recognizing income under the agreement in the third quarter of 2001.

(12) Represents ProLogis' share of the losses of ProLogis PhatPipe, primarily due to the write-down of ProLogis PhatPipe's investment in PhatPipe.

Temperature-Controlled Distribution Companies

      ProLogis' total investment in its temperature-controlled distribution companies as of September 30, 2001 consisted of (in millions of U.S. dollars):



                                                        CSI/FRIGO        PROLOGIS       FRIGOSCANDIA
                                                           LLC         LOGISTICS(1)        S.A.(2)
                                                      ------------     ------------     ------------
Equity interest ..................................    $        0.4     $      138.4     $       22.6
ProLogis' share of the earnings of the entity ....            (1.5)           (16.4)           (95.9)
                                                      ------------     ------------     ------------
         Subtotal ................................            (1.1)           122.0            (73.3)
Other (including acquisition costs), net .........              --               --              1.7
                                                      ------------     ------------     ------------
         Subtotal ................................            (1.1)           122.0            (71.6)
Notes and other receivables ......................             3.1             10.2            256.6
                                                      ------------     ------------     ------------
       Total .....................................    $        2.0     $      132.2     $      185.0
                                                      ============     ============     ============

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

Distribution Real Estate Entities

     ProLogis' total investment in its distribution real estate entities as of September 30, 2001 consisted of (in millions of U.S. dollars):

                                                             PROLOGIS       PROLOGIS       PROLOGIS      PROLOGIS
                                                              NORTH          NORTH          NORTH          NORTH         PROLOGIS
                                                             AMERICAN       AMERICAN       AMERICAN       AMERICAN       EUROPEAN
                                              PROLOGIS      PROPERTIES     PROPERTIES     PROPERTIES     PROPERTIES     PROPERTIES
                                             CALIFORNIA       FUND I         FUND II       FUND III      FUND IV(1)       FUND(2)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Equity interest ..........................   $     161.1    $      52.6    $      14.3    $      11.8    $       8.2    $     287.3
Distributions ............................         (35.5)          (4.6)          (1.2)          (0.4)            --          (17.2)
ProLogis' share of the earnings of the
  entity, excluding fees earned ..........          20.0            2.1            0.2             --             --           12.1
                                             -----------    -----------    -----------    -----------    -----------    -----------
       Subtotal ..........................         145.6           50.1           13.3           11.4            8.2          282.2
Adjustments to carrying value(3) .........         (28.0)          (9.4)          (6.4)          (5.9)          (4.5)         (39.5)
Other (including acquisitions costs),
  net ....................................           1.5            2.3            1.3            1.0            0.6          (11.3)
                                             -----------    -----------    -----------    -----------    -----------    -----------
       Subtotal ..........................         119.1           43.0            8.2            6.5            4.3          231.4
Other receivables ........................           0.2            1.2            0.4             --             --            5.5
                                             -----------    -----------    -----------    -----------    -----------    -----------
       Total .............................   $     119.3    $      44.2    $       8.6    $       6.5    $       4.3    $     236.9
                                             ===========    ===========    ===========    ===========    ===========    ===========

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

Kingspark S.A.

         On August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution facility development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"). ProLogis had the following investments in Kingspark S.A. and Kingspark LLC accounted for under the equity method as of September 30, 2001:

   o Investment in 100% of the non-voting preferred stock of Kingspark S.A. and in 95% of the membership interests (all non- voting) of Kingspark LLC, which owns the voting common stock of Kingspark S.A. These combined investments entitle ProLogis to recognize 99.75% of the combined earnings of these entities.

   o 131.0 million pound sterling (the currency equivalent of approximately $191.0 million as of September 30, 2001) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 6.0% per annum for borrowings outstanding at September 30, 2001; due on demand;

   o $130.9 million unsecured note from Kingspark S.A. ; interest at 5.0% per annum; due on demand; and

   o 85.6 million pound sterling (the currency equivalent of approximately $125.3 million as of September 30, 2001) mortgage note from Kingspark S.A.; secured by land parcels and facilities under development; interest at 6.0% per annum for borrowings outstanding at September 30, 2001; due on demand.

     As of September 30, 2001, Kingspark S.A. had 1.0 million square feet of operating facilities at an investment of $98.1 million and 3.6 million square feet of facilities under development with a total budgeted cost of $378.7 million. Additionally, as of September 30, 2001, Kingspark S.A. owned 228 acres of land and controlled 1,612 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by Kingspark S.A. has the capacity for the future development of approximately 26.2 million square feet of facilities.

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to 25.0 million pounds sterling (the currency equivalent of approximately $36.6 million as of September 30, 2001) and has been guaranteed by ProLogis. As of September 30, 2001, no borrowings were outstanding on the line of credit. However, as of September 30, 2001, ProLogis Kingspark had the currency equivalent of approximately $6.2 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.

Summarized Financial Information

     Summarized financial information for ProLogis' unconsolidated entities as of and for the nine months ended September 30, 2001 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                                        PROLOGIS      PROLOGIS
                                                                           PROLOGIS       NORTH         NORTH
                                                                             NORTH      AMERICAN      AMERICAN
                               PROLOGIS                      PROLOGIS      AMERICAN    PROPERTIES    PROPERTIES
                              LOGISTICS    FRIGOSCANDIA     CALIFORNIA    PROPERTIES     FUND II      FUND III
                                 (1)          S.A.(1)          (2)         FUND I(3)       (4)           (4)
                             -----------   ------------    -----------   -----------   -----------   -----------
Total assets .............   $     379.9    $     455.7    $     592.0   $     357.3   $     236.2   $     210.1
Total liabilities(7)  ....   $     257.0    $     535.0    $     301.0   $     238.5   $     168.6   $     152.9
Minority interest ........   $        --    $       0.2    $        --   $        --   $        --   $        --
Equity ...................   $     122.9    $     (79.5)   $     291.0   $     118.8   $      67.6   $      57.2
Revenues .................   $     233.4    $     274.5    $      50.6   $      31.9   $      14.8   $       6.5
Net earnings (loss)(8) ...   $      (3.7)   $     (27.9)   $      14.7   $       4.3   $       1.1   $       0.2


                              PROLOGIS
                               NORTH         PROLOGIS
                              AMERICAN       EUROPEAN
                             PROPERTIES     PROPERTIES     KINGSPARK
                             FUND IV(5)       FUND(6)       S.A.(1)
                            -----------     -----------   -----------
Total assets .............  $     145.6     $   1,183.7   $     586.0
Total liabilities(7)  ....  $     104.7     $     521.8   $     524.7
Minority interest ........  $        --     $        --   $        --
Equity ...................  $      40.9     $     661.9   $      61.3
Revenues .................  $       0.2     $      62.0   $      38.4
Net earnings (loss)(8) ...  $        --(9)  $       9.6   $      18.9

-----------

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

(7) Includes amounts due to ProLogis of $10.2 million from ProLogis Logistics, $256.6 million from Frigoscandia S.A., $0.2 million from ProLogis California, $1.2 million from ProLogis North American Properties Fund I, $0.4 million for ProLogis North American Properties Fund II, $5.5 million from ProLogis European Properties Fund and $470.4 million from Kingspark S.A. Includes loans due to third parties (including accrued interest) of $217.7 million for ProLogis Logistics, $156.6 million for Frigoscandia S.A., $294.9 million for ProLogis California, $233.6 million for ProLogis North American Properties Fund I, $165.0 million for ProLogis North American Properties Fund II, $150.3 million for ProLogis North American Properties Fund III, $103.0 million for ProLogis North American Properties Fund IV, $455.2 million for ProLogis European Properties Fund.

(8) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Condensed Statements of Earnings and Comprehensive Income as "Income (loss) from unconsolidated entities." The net earnings
      (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable. Includes net foreign currency exchange losses of $8.0 million for Frigoscandia S.A., $3.2 million for ProLogis European Properties Fund and foreign currency exchange losses of $2.4 million from Kingspark S.A.

(9) ProLogis North American Properties Fund IV had a net loss of $6,000 for the period from inception (September 21, 2001) to September 30, 2001.

5. BORROWINGS:

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

6. SHAREHOLDERS' EQUITY:

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

7. DISTRIBUTIONS AND DIVIDENDS:

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

8.  EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:



                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                               ---------------------------   ---------------------------
                                                                   2001           2000           2001            2000
                                                               ------------   ------------   ------------   ------------
Net earnings attributable to Common Shares .................   $     48,911   $     48,619   $    137,470   $    113,146
Add:  Minority interest share in earnings ..................             --          1,228             --             --
      Series B preferred share dividends ...................             --             --             81             --
                                                               ------------   ------------   ------------   ------------
Adjusted net earnings attributable to Common Shares ........   $     48,911   $     49,847   $    137,551   $    113,146
                                                               ============   ============   ============   ============
Weighted average Common Shares outstanding -  Basic ........        174,507        164,317        171,932        163,206
Incremental weighted average effect of common share
     equivalents and contingently issuable shares ..........          1,079          1,097            948          1,396
Weighted average convertible limited partnership units .....             --          5,164             --             --
Weighted average Series B preferred shares .................             --             --          2,065             --
                                                               ------------   ------------   ------------   ------------
Adjusted weighted average Common Shares
     outstanding - Diluted .................................        175,586        170,578        174,945        164,602
                                                               ============   ============   ============   ============
Per share net earnings attributable to Common Shares:
     Basic .................................................   $       0.28   $       0.30   $       0.80   $       0.69
                                                               ============   ============   ============   ============
     Diluted ...............................................   $       0.28   $       0.29   $       0.79   $       0.69
                                                               ============   ============   ============   ============

     For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                 ---------------------------   ---------------------------
                                     2001           2000           2001           2000
                                 ------------   ------------   ------------   ------------
Series B preferred shares ....             --          8,133             --          8,546
                                 ============   ============   ============   ============

Limited partnership units ....          5,088             --          5,088          5,435
                                 ============   ============   ============   ============

9. BUSINESS SEGMENTS:

    ProLogis has three reportable business segments:

    o Property operations represents the long-term ownership and leasing of industrial distribution facilities in the United States (portions of which are owned through ProLogis California, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis North American Properties Fund IV -- See Note 4), Mexico and Europe (portions of which are owned through ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. -- See Note 4); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

    o CDFS business represents the development of industrial distribution facilities by ProLogis and Kingspark S.A. (which is not consolidated in Prologis' financial statements) in the United States, Mexico, Europe (see Note 4) and Japan that are often disposed of to third parties or entities in which ProLogis has an ownership interest and the development of industrial distribution facilities by ProLogis or Kingspark S.A. on a fee basis for third parties in the United States, Mexico, Europe and Japan; the development activities of ProLogis and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

    o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.). The operations of these entities are considered to be one operating segments. See Note 4.

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

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          ----------------------------
                                                              2001             2000
                                                          ------------    ------------
Income:
  Property operations:
     United States(1) .................................   $    350,349    $    359,133
     Mexico ...........................................         14,066          11,217
     Europe(2) ........................................         11,726          19,447
                                                          ------------    ------------
       Total property operations segment ..............        376,141         389,797
                                                          ------------    ------------
  CDFS business:
     United States(3) .................................         66,965          56,630
     Mexico ...........................................            (10)          1,543
     Europe(4)(5) .....................................         50,794          27,952
                                                          ------------    ------------
       Total CDFS business segment ....................        117,749          86,125
                                                          ------------    ------------
  Temperature-controlled distribution operations:
     United States(6) .................................         (3,663)          8,067
     Europe(7) ........................................        (19,377)        (10,806)
                                                          ------------    ------------
       Total temperature-controlled distribution
         operations segment ...........................        (23,040)         (2,739)
                                                          ------------    ------------
  Reconciling items:
     Income (loss) from unconsolidated
       entities .......................................         (3,911)          1,279
     Interest and other income ........................          3,444           5,554
                                                          ------------    ------------
       Total reconciling items ........................           (467)          6,833
                                                          ------------    ------------
       Total income ...................................   $    470,383    $    480,016
                                                          ============    ============
Net operating income:
  Property operations:
     United States(1) .................................   $    326,290    $    337,742
     Mexico ...........................................         17,272          10,922
     Europe(2) ........................................         10,924          20,516
                                                          ------------    ------------
       Total property operations segment ..............        354,486         369,180
                                                          ------------    ------------
  CDFS business:
     United States(3) .................................         64,498          53,826
     Mexico ...........................................            (84)          1,514
     Europe(4)(5) .....................................         50,671          27,901
                                                          ------------    ------------
       Total CDFS business segment ....................        115,085          83,241
                                                          ------------    ------------
  Temperature-controlled distribution operations:
     United States(6) .................................         (3,663)          8,067
     Europe(7) ........................................        (19,377)        (10,806)
                                                          ------------    ------------
       Total temperature-controlled distribution
         operations segment ...........................        (23,040)         (2,739)
                                                          ------------    ------------
  Reconciling items:
     Income (loss) from unconsolidated
         entities .....................................         (3,911)          1,279
     Interest and other income ........................          3,444           5,554
     General and administrative expense ...............        (38,153)        (32,174)
     Depreciation and amortization ....................       (106,403)       (112,513)
     Interest expense .................................       (123,377)       (128,542)
     Other expense ....................................             (3)           (954)
                                                          ------------    ------------
       Total reconciling items ........................       (268,403)       (267,350)
                                                          ------------    ------------
       Earnings from operations .......................   $    178,128    $    182,332
                                                          ============    ============

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            2001           2000
                                                        -------------  ------------
Assets:
 Property operations:
   United States(8) .................................   $  3,737,656   $  3,887,601
   Mexico ...........................................        130,903        113,538
   Europe(8) ........................................        295,599        308,457
                                                        ------------   ------------
        Total property operations segment ...........      4,164,158      4,309,596
                                                        ------------   ------------
 CDFS business:
   United States ....................................        222,412        304,697
   Mexico ...........................................         31,506         26,288
   Europe(8) ........................................        676,881        637,207
   Japan ............................................         40,572             --
                                                        ------------   ------------
        Total CDFS business segment .................        971,371        968,192
                                                        ------------   ------------
 Temperature controlled distribution operations:
   United States(8) .................................        133,539        231,053
   Europe(8) ........................................        185,737        191,981
                                                        ------------   ------------
        Total temperature controlled distribution
          operations segment ........................        319,276        423,034
                                                        ------------   ------------
 Reconciling items:
   Investment in and advances to unconsolidated
     entities .......................................         60,548         70,807
   Cash .............................................         41,119         57,870
   Accounts and notes receivable ....................          6,294         43,040
   Other assets .....................................         60,678         73,795
                                                        ------------   ------------
        Total reconciling items .....................        168,639        245,512
                                                        ------------   ------------
        Total assets ................................   $  5,623,444   $  5,946,334
                                                        ============   ============

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

(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 2001 and 2000 (including $2.3 million of net foreign currency exchange losses and $1.0 million of net foreign currency exchange gains in 2001 and 2000, respectively).

(5) Includes $18.0 million and $5.9 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2001 and 2000, respectively. In addition, includes $15.3 million and $1.0 million of net gains recognized under the equity method related to the disposition of facilities to ProLogis European Properties Fund by Kingspark S.A. in 2001 and 2000, respectively.

(6) Represents amounts recognized under the equity method related to ProLogis' investments in ProLogis Logistics in 2001 and 2000 and in CSI/Frigo LLC in 2001. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in ProLogis Logistics. See Note 4 for summarized financial information of ProLogis Logistics.

(7) Represents amounts recognized under the equity method related to ProLogis' investments in Frigoscandia S.A. in 2001 and 2000 (including $7.9 million of net foreign currency exchange losses in 2001 and $1.1 million of net foreign exchange gains in 2000) and CSI/Frigo LLC in 2001. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in Frigoscandia S.A. See Note 4 for summarized financial information of Frigoscandia S.A.

(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See also Note 4 for summarized financial information of these unconsolidated entities as of and for the nine months ended September 30, 2001.

10. SUPPLEMENTAL CASH FLOW INFORMATION:

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

     o ProLogis received $12.4 million, $34.1 million, $13.7 million, $11.7 million and $8.2 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis North American Properties Fund IV, respectively, in the form of an equity interest in these entities during 2001. ProLogis received $5.2 million, $13.8 million, $18.6 million and $0.6 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II in the form of an equity interest during 2000.

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

11. RELATED PARTY TRANSACTIONS

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

     As of September 30, 2001, ProLogis had other loans outstanding from Mr. Brooksher with an aggregate principal amount of $2,096,000. Of these, $1,858,000 was loaned to Mr. Brooksher under ProLogis' employee share purchase plan.

12. COMMITMENTS AND CONTINGENCIES:

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


                                                     ARTHUR ANDERSEN LLP



Chicago, Illinois
November 9, 2001
(except with respect to
Note 2 as to which the
date is April 3, 2002)

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

    The CDFS business segment provides capital for ProLogis to redeploy into its development activities in addition to generating profits that contribute to ProLogis' total income. ProLogis' net operating income from this segment increased by $31.8 million in 2001 over 2000, primarily the result of the number of dispositions of facilities developed by ProLogis to entities in which ProLogis maintains an ownership interest, such as ProLogis North American Properties Fund II, ProLogis North American Properties Fund III, ProLogis North American Properties Fund IV and ProLogis European Properties Fund, as well as to third parties. ProLogis' property operations segment net operating income was $354.5 million for 2001 and $369.2 million for 2000, a decrease of $14.7 million. This operating segment's net income includes rental income and net rental expenses from facilities directly owned by ProLogis and also its share of the income of its unconsolidated entities that engage in property operations segment activities. Losses from ProLogis' temperature-controlled distribution operations in 2001 increased from 2000 by $20.3 million. See "--Property Operations", "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations".

Property Operations

     ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated (square footage in thousands):

                                                                                SEPTEMBER 30,
                                                          ---------------------------------------------------------
                                                                      2001                        2000
                                                          ---------------------------   ---------------------------
                                                                            SQUARE                       SQUARE
                                                             NUMBER         FOOTAGE        NUMBER        FOOTAGE
                                                          ------------   ------------   ------------   ------------

Direct ownership(1) ...................................          1,207        121,716          1,234        123,977
ProLogis California(2) ................................             79         13,052             77         12,395
ProLogis North American Properties Fund I(1)(3)  ......             36          8,963             33          8,024
ProLogis North American Properties Fund II(1)(4) ......             27          4,477              3            440
ProLogis North American Properties Fund III(1)(5) .....             34          4,380             --             --
ProLogis North American Properties Fund IV(1)(6) ......             17          3,475             --             --
ProLogis European Properties Fund and ProLogis
   European Properties S.a.r.l.(7) ....................            123         19,236             94         12,494
                                                          ------------   ------------   ------------   ------------
                                                                 1,523        175,299          1,441        157,330
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

(2) ProLogis has had a 50% ownership interest in ProLogis California since its inception. See Note 4 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(3) ProLogis had a 41.3% ownership interest in ProLogis North American Properties Fund I as of September 30, 2001. This entity was formed on June 30, 2000. The three operating facilities acquired by this entity in 2001 were previously directly owned by ProLogis. See Note 4 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(4) ProLogis had a 20% ownership interest in ProLogis North American Properties Fund II as of September 30, 2001. This entity was originally formed on June 30, 2000. The 24 operating facilities acquired by this entity in 2001 were previously directly owned by ProLogis. See Note 4 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(5) ProLogis had a 20% ownership interest in ProLogis North American Properties Fund III as of September 30, 2001. This entity was formed in June 2001 with the acquisition of 34 operating facilities from ProLogis. See Note 4 to ProLogis' Consolidated Condensed Financial Statements in
      Item 1.

(6) ProLogis had a 20% ownership interest in ProLogis North American Properties Fund IV as of September 30, 2001. This entity was formed in September 2001 with the acquisition of 17 operating facilities from ProLogis. See Note 4 to ProLogis' consolidated condensed financial statements in Item 1.

(7) As of September 30, 2001, ProLogis' ownership interest in ProLogis European Properties Fund was 38.1%. As of September 30, 2000, ProLogis had a 37.5% ownership interest in the ProLogis European Properties Fund. Includes facilities owned by ProLogis European Properties S.a.r.l. in which ProLogis had a direct 49.9% ownership interest as of September 30, 2000, which is now owned directly by ProLogis European Properties Fund. See Note 4 to ProLogis' Consolidated Condensed Financial Statements in
      Item 1.

      ProLogis' property operations segment income consists of the: (i) net operating income from the operating facilities that are owned by ProLogis directly or through its consolidated entities, and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated entities engaged in property operations. See Note 9 to ProLogis' Consolidated Condensed Financial Statements in Item 1. The amounts recognized under the equity method are based on the net earnings of each unconsolidated entity and include: interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis European Properties Fund and ProLogis European Properties S.a.r.l.). ProLogis' net operating income from the property operations segment was as follows (in thousands):


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            ----------------------------
                                                                                2001            2000
                                                                            ------------    ------------
Facilities directly owned by ProLogis and its consolidated entities:
  Rental income(1) ......................................................   $    352,338    $    362,024
  Property operating expenses(2) ........................................         21,655          20,617
                                                                            ------------    ------------
     Net operating income ...............................................        330,683         341,407
                                                                            ------------    ------------
Income from ProLogis California .........................................         10,186           9,597
Income from ProLogis North American Properties Fund I(3) ................          3,561           1,233
Income from ProLogis North American Properties Fund II(3) ...............          1,634             308
Income from ProLogis North American Properties Fund III(4) ..............            582              --
Income from ProLogis North American Properties Fund IV(5) ...............            (12)             --
Income from ProLogis European Properties Fund(6) ........................          7,816           8,949
Income from ProLogis European Properties S.a.r.l.(6) ....................             36           7,686
                                                                            ------------    ------------
     Total property operations segment ..................................   $    354,486    $    369,180
                                                                            ============    ============

----------

(1) The decrease in rental income between the periods presented is due to the changes in the number and composition of the directly owned facilities in each year and to lower average occupancy levels of the directly owned facilities in 2001 as compared to 2000.

(2) The increase in property operating expenses is a function of: (i) an increase in bad debt expense (bad debt expense was $2.4 million for 2001 and $1.1 million for 2000); (ii) an overall increase in operating costs (rental expenses, excluding bad debt and before recoveries from tenants, were 26.0% of rental income in 2001 as compared to 24.2% of rental income for 2000); offset by (iii) changes in the number of directly owned facilities in 2001 as compared to 2000. The increase in bad debt expense and operating costs is primarily due to general economic conditions in North America.

(3) ProLogis North American Properties Fund I and ProLogis North American Properties Fund II began operations on June 30, 2000.

(4)   ProLogis North American Properties Fund III began operations on June 15,
      2001.

(5) ProLogis North American Properties Fund IV began operations on September 21, 2001.

(6) In 2001, ProLogis' share of the income of ProLogis European Properties Fund includes net foreign currency losses of $1.3 million. In 2000, ProLogis' share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. includes net foreign currency gains of $1.9 million and $2.0 million, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties Fund would have been $9.3 million and $7.0 million for 2001 and 2000, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties S.a.r.l. would have been $5.7 million for 2000. The decrease in ProLogis' combined share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. in 2001 from 2000 is due to: (i) higher effective interest costs in 2001; (ii) changes in ProLogis' ownership interests between periods; and (iii) the effects of a decrease in the foreign currency exchange rates at which the income of these entities is translated to U. S. dollars. ProLogis recognized income under the equity method related to ProLogis European Properties S.a.r.l. in 2001 for only six days. See Note 4 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

      Pre-stable facilities are generally newly developed or acquired facilities that are usually underleased at the time they are completed or acquired. ProLogis, utilizing its ProLogis Operating System(R), has been successful in increasing occupancies on such facilities during their initial months of operation. ProLogis' stabilized operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities) were 93.3% occupied and 94.3% leased as of September 30, 2001. ProLogis' stabilized occupancy levels have decreased during the first nine months of 2001 (95.4% occupied and 96.2% leased as of December 31, 2000).

      ProLogis believes that occupancies may continue to decline over the next several quarters. However, ProLogis believes that the decrease in its stabilized occupancy levels in 2001 is the result of the current economic conditions in North America which have led to a slowing in customer leasing decisions and in the absorption of new facilities in the market. However, ProLogis believes that its global operating platform and the ProLogis Operating System(R) will partially mitigate these occupancy decreases, as they have allowed ProLogis to build strong local market presence and strong customer relationships across many global markets. In Europe, leasing activity has remained constant throughout 2001, with 2.0 million and 6.0 million square feet of leases signed in the three and nine month periods, respectively. ProLogis believes the leasing activity in Europe is currently affected more by a shift in distribution patterns of its customers and the need to reduce distribution costs, rather than by the effects of general economic conditions.

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

      The CDFS business segment income increased for the nine months in 2001 over the same period in 2000, due to an increase in sales volume. The CDFS business segment's net operating income is comprised of the following (in thousands):

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ----------------------------
                                                                     2001            2000
                                                                 ------------    ------------
Net gains on disposition of land parcels and facilities
   developed(1) ..............................................   $     81,245    $     60,615
Development fees and other, net ..............................          2,499           2,842
Income from Kingspark S.A.(2)(3) .............................         30,704          20,411
Miscellaneous income .........................................          3,301           2,257
Other expenses(4) ............................................         (2,664)         (2,884)
                                                                 ------------    ------------
                                                                 $    115,085    $     83,241
                                                                 ============    ============

----------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

      o 2001: 152 acres; 12.1 million square feet; $590.0 million of proceeds, and

      o 2000: 188 acres; 9.5 million square feet; $429.6 million of proceeds.

(2)   Kingspark S.A.'s income in 2001 includes:

      o Gains from the disposition of land parcels and facilities developed (2.4 acres; 2.1 million square feet; $203.3 million of proceeds; net gains of $21.4 million);

      o     Development fees and other miscellaneous net income of $7.6 million;

      o     Deferred and current income tax expense of $50,000; and

      o     Foreign currency exchange losses of $2.3 million.

(3)   Kingspark S. A.'s income in 2000 includes:

      o Gains from the disposition of land parcels and facilities developed (11 acres; 0.7 million square feet; $91.8 million of proceeds; net gains of $13.2 million);

      o     Development fees and other miscellaneous net income of $5.2 million;

      o     Deferred and current income tax expense of $2.6 million; and

      o     Foreign currency exchange gains of $1.0 million.

(4) Includes land holding costs of $1.7 million in 2001 and $1.5 million in 2000 and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $1.0 million in 2001 and $1.4 million in 2000.

Temperature-Controlled Distribution Operations

     ProLogis recognizes net operating income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the total income or loss of CSI/Frigo LLC, ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 4 and 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
Loss from CSI/Frigo LLC ...............................   $     (1,343)   $         --
Income (loss) from ProLogis Logistics .................         (3,636)          8,067
Loss from Frigoscandia S.A. ...........................        (18,061)        (10,806)
                                                          ------------    ------------
Total temperature-controlled distribution operations
  segment .............................................   $    (23,040)   $     (2,739)
                                                          ============    ============

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

      Frigoscandia's operating capacity was 171.5 million cubic feet as of September 30, 2001 and 192.1 million cubic feet as of September 30, 2000. The decrease reflects the disposition of the directly owned facilities in Germany and the Czech Republic in May 2001 and September 2001, respectively. ProLogis' share of Frigoscandia S.A.'s net losses includes net foreign currency exchange losses of $7.9 million and net foreign currency exchange gains of $1.1 million in 2001 and 2000, respectively. Excluding these foreign currency exchange gains and losses, ProLogis recognized $1.7 million more income under the equity method in 2001 than it recognized in 2000 from its investment in Frigoscandia S.A. The increase in Frigoscandia S.A.'s net income in 2001 from the loss recognized in 2000 is primarily attributable to lower general and administrative expense in 2001 as compared to 2000, offset by a net loss recognized on the disposal of Frigoscandia's directly owned facilities located in Germany and the Czech Republic of approximately $3.9 million. The disposition of these facilities was completed as the mix of facilities and customers no longer met ProLogis' strategic objective in this business segment, which is to concentrate on the distribution and logistics part of the supply chain rather than on storage. ProLogis is continuing to evaluate its temperature-controlled distribution operations in light of this strategic objective.

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

Other Income and Expense Items

Income (Loss) from Unconsolidated Entities

                   Income (loss) from unconsolidated entities that is not directly attributable to any of ProLogis' three business segments was a loss of $3.9 million for the nine months ended September 30, 2001. See Note 9 to ProLogis' Consolidated Condensed Financial Statements in Item 1. This amount is made up of the following:

      o ProLogis PhatPipe: a loss of $6.8 million ($0.7 million of income recognized in the first quarter and a loss of $7.5 million recognized in the second quarter); the loss represents ProLogis' share of ProLogis PhatPipe's impairment adjustment from the write-down of its preferred stock investment in PhatPipe, offset by $0.7 million of license fee income recognized under an agreement for the non-exclusive use of the ProLogis Operating System(TM); no additional license fee income will be recognized by ProLogis PhatPipe;

      o GoProLogis: income of $3.0 million represents ProLogis' share of GoProLogis' income, primarily license fee income recognized under an agreement for the non-exclusive use of the ProLogis Operating System(TM) ($1.5 million of income recognized in each of the first and second quarters); GoProLogis recognized license fee income from Vizional Technologies only for the first six months of 2001, as GoProLogis is monitoring this investment in light of the current economy's effects on the technology industry and Vizional Technologies business plan;

      o ProLogis Equipment Services: a loss of $155,000 (all recognized in the second quarter); and

      o     Insight: a loss of $10,000 (all recognized in the first quarter).

Interest Expense

      Interest expense is a function of the level of borrowings outstanding and interest rates charged on borrowings, offset by interest capitalization with respect to development activities. Interest expense was $123.4 million in 2001 and $128.5 million in 2000. Capitalized interest was $18.4 million in 2001 and $12.8 million in 2000. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

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

      Property operations segment dispositions were as follows:

      o 2001: 4.7 million square feet; $180.9 million of proceeds; net gain of $0.4 million (a net loss of $1.7 million was recognized in the first quarter, a net loss of $1.4 million was recognized in the second quarter and a net gain of $3.5 million was recognized in the third quarter); and a net gain of $0.5 million recognized upon the contribution of ProLogis' 49.9% investment in the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund in January 2001; and

      o 2000: 3.5 million square feet; $133.7 million of proceeds; net gains of $1.0 million (a net gain of $5.1 million was recognized in the first quarter, a net loss of $4.8 million was recognized in the second quarter and a net gain of $0.7 million was recognized in the third quarter).

Foreign Currency Exchange Losses

      ProLogis recognized net foreign currency exchange losses of $2.2 million and $20.4 million for 2001 and 2000, respectively. Foreign currency exchange gains and losses are primarily the result of the remeasurement and settlement of intercompany debt and the remeasurement of third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro and the pound sterling and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar.

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

      Current income tax expense recognized in 2001 and 2000 was $2.3 million and $1.1 million, respectively. Current income tax expense is higher in 2001 primarily due to the increased level of income recognized by ProLogis' taxable subsidiaries in the CDFS business segment. Deferred income tax expense was $3.5 million and $1.7 million in 2001 and 2000, respectively. ProLogis' deferred tax component of total income taxes is a function of each year's temporary differences (items that are treated differently for tax purposes than for book purposes) as well as the need for a deferred tax valuation allowance to adjust certain deferred tax assets (primarily deferred tax assets created by tax net operating losses) to their estimated realizable value.

Three Months Ended September 30, 2001 and 2000

         The changes in net earnings attributable to Common Shares and its components for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 are similar to the changes for the nine month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed under "--Nine Months Ended September 20, 2001 and 2000" except as specifically discussed under "--Property Operations", "Income (Loss) from Unconsolidated Entities", "--Gain on Disposition of Real Estate".

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

Cash Operating Activities

      Net cash provided by operating activities for the nine months ended September 30, 2001 and 2000 was $283.5 million and $286.4 million, respectively. See "--Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares in 2001 and 2000. See ProLogis's Consolidated Condensed Statements of Cash Flows in Item 1.

Cash Investing and Cash Financing Activities

      In 2001, ProLogis' investing activities provided net cash of $216.6 million and financing activities used net cash of $516.8 million. Proceeds received from the dispositions of real estate and the repayments of loans by and distributions received from ProLogis' unconsolidated entities were used to fund real estate investments and repay borrowings on ProLogis' lines of credit. In 2000, ProLogis used net cash of $153.4 million in its investing activities and $58.5 million in its financing activities. Investing activities in 2000 were primarily funded by lines of credit borrowings and proceeds from dispositions of real estate. See ProLogis' Consolidated Condensed Statements of Cash Flows in
Item 1.

      ProLogis Logistics and ProLogis Development Services may also borrow under the $500.0 million credit agreement, with such borrowings guaranteed by ProLogis. As of September 30, 2001, ProLogis Logistics, an unconsolidated entity, had borrowed $125.0 million under the credit agreement and ProLogis Development Services had no borrowings under the credit agreement.

Commitments

      As of September 30, 2001, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 3.1 million square feet of operating facilities at an estimated acquisition cost of $109.0 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. ProLogis has sufficient funds escrowed as the result of tax-deferred exchange transactions to acquire these assets. In addition, as of September 30, 2001, ProLogis had $397.8 million of budgeted development costs for developments in process, of which $221.2 million was unfunded.

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

      ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom that has been guaranteed by ProLogis and provides for borrowings of up to 25.0 million pounds sterling (the currency equivalent of approximately $36.6 million as of September 30, 2001). As of September 30, 2001, no borrowings were outstanding on the line of credit. However, ProLogis Kingspark had the currency equivalent of approximately $6.2 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.

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

      Funds from operations is as follows (in thousands):

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             ----------------------------
                                                                                 2001             2000
                                                                             ------------    ------------
Net earnings attributable to Common Shares ...............................   $    137,470    $    113,146
  Add (Deduct):
     Real estate related depreciation and amortization ...................        101,780         109,238
       Gain (loss) on disposition of non-CDFS business segment
       assets ............................................................           (863)         (1,009)
     Foreign currency exchange losses, net ...............................          1,216          21,622
     Deferred income tax expense .........................................          3,507           1,702
        ProLogis' share of reconciling items of unconsolidated entities:
        Real estate related depreciation and amortization ................         50,031          43,709
        Loss on disposition of non-CDFS business segment assets ..........          3,965            (357)
        Foreign currency exchange gains, net .............................         12,618          (4,589)
        Deferred income tax expense benefit ..............................         (7,159)         (4,204)
                                                                             ------------    ------------
  Funds from operations attributable to Common Shares ....................   $    302,565    $    279,258
                                                                             ============    ============

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

4.1* Third Amendment to Rights Agreement, dated as of December 31, 1993, between ProLogis and Fleet National Bank, as Rights Agent, to amend the agreement and appoint EquiServe Trust Company, N.A.

12.1     Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated April 2, 2002

99.1 Letter dated April 3, 2002 to United States Securities and Exchange Commission related to the review performed by Arthur Andersen

----------

*        Previously filed.

(b)      Reports on Form 8-K:


                       DATE                        ITEMS REPORTED              FINANCIAL STATEMENTS
                       ----                        --------------              --------------------
                   July 10, 2001                          5                             No

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



                               BY:  /s/           LUKE A. LANDS
                                    ------------------------------------------
                                                  Luke A. Lands
                                      Senior Vice President and Controller



                               BY:  /s/          SHARI J. JONES
                                    ------------------------------------------
                                                 Shari J. Jones
                                                 Vice President
                                         (Principal Accounting Officer)


Date:  April 5, 2002

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
4.1*     Third Amendment to Rights Agreement, dated as of December 31, 1993, between ProLogis and Fleet National Bank, as Rights Agent, to amend the agreement and appoint EquiServe Trust Company, N.A.

12.1     Computation of Ratio of Earnings to Fixed Charges

12.2     Computation of Ratio of Earnings to Combined Fixed Charges and
         Preferred Share Dividends

15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated April 2, 2002

99.1     Letter dated April 3, 2002 to United States Securities and Exchange
         Commission related to the review performed by Arthur Andersen

----------

*        Previously filed.