Form 10-K
period 2001-12-31
PROLOGIS TRUST
filed 2002-04-05
CIK 899881

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

     Based on the closing price of the registrant's shares on April 3, 2002, the aggregate market value of the voting shares held by non-affiliates of the registrant was $2,930,919,441.

     At April 3, 2002, there were outstanding approximately 177,427,212 common shares of beneficial interest of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2002 annual meeting of its shareholders are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                            PAGE
----                           -----------                            ----
                                  PART I
 1.    Business....................................................      1
         ProLogis Trust............................................      1
         2001 Financial Results....................................      2
         Business Strategy and Operating Segments..................      2
         ProLogis Operating System(R)..............................     12
         ProLogis Management.......................................     13
         Environmental Matters.....................................     18
         Insurance Coverage........................................     18
 2.    Properties..................................................     19
         Industrial Distribution Facilities........................     19
         Geographic Distribution...................................     19
         Facilities................................................     21
         Consolidated Entities.....................................     25
         Unconsolidated Entities...................................     27
 3.    Legal Proceedings...........................................     30
 4.    Submission of Matters to a Vote of Security Holders.........     31

                                 PART II
 5.    Market for the Registrant's Common Equity and Related
         Stockholder Matters.......................................     31
 6.    Selected Financial Data.....................................     34
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................     37
         Critical Accounting Policies..............................     38
         Results of Operations.....................................     39
         Environmental Matters.....................................     48
         Liquidity and Capital Resources...........................     48
         New Tax Legislation.......................................     54
         Funds from Operations.....................................     54
         Risk Factors..............................................     55
 7A.   Quantitative and Qualitative Disclosure About Market Risk...     61
 8.    Financial Statements and Supplementary Data.................     62
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure Matters..........................     62

                                 PART III
 10.   Directors and Executive Officers of the Registrant..........     62
 11.   Executive Compensation......................................     63
 12.   Security Ownership of Certain Beneficial Owners and
         Management................................................     63
 13.   Certain Relationships and Related Transactions..............     63

                                 PART IV
 14.   Exhibits, Financial Statement Schedules and Reports on Form
         8-K.......................................................     64

                                     PART I

ITEM 1. BUSINESS

PROLOGIS TRUST

     ProLogis Trust (collectively with its consolidated subsidiaries and partnerships, "ProLogis") is a real estate investment trust ("REIT") that operates a global network of industrial distribution facilities. ProLogis' business strategy is designed to achieve long-term sustainable growth in cash flow and increase the overall return on equity for its shareholders. ProLogis' business is organized into two primary operating segments: property operations and the corporate distribution facilities services business ("CDFS business"). In 2001, ProLogis began the initial steps to dispose of significant portions of its investments in its third operating segment, temperature-controlled distribution operations.

     The property operations segment includes the long-term ownership, management and leasing of industrial distribution facilities. As of December 31, 2001, ProLogis' network consisted of 1,542 operating facilities aggregating
180.8 million square feet in North America (ProLogis' investments in North America are located only in the United States and Mexico) and eight countries in Europe. Of these, 1,208 operating facilities aggregating 123.4 million square feet are owned directly by ProLogis and 334 operating facilities aggregating
57.4 million square feet are owned by six unconsolidated real estate funds (the "Funds") in which ProLogis has ownership interests ranging from 20% to 50%. The property operations segment generates income from rents and reimbursement of property operating expenses from unaffiliated customers. Also, ProLogis' share of the earnings of the Funds and the fee income that ProLogis receives for managing the facilities owned by the Funds is included in the property operations segment income. In addition to the property and asset management fees earned, ProLogis also earns fees for leasing activities on behalf of the Funds.

     The CDFS business segment represents the development of industrial distribution facilities that are either sold to unaffiliated customers or contributed to real estate funds in which ProLogis maintains an ownership interest and acts as manager. ProLogis' activities in this business segment in the United Kingdom are performed by an unconsolidated entity of ProLogis', that is accounted for under the equity method. Income from the CDFS business segment is primarily generated through the profits realized from the sales or contributions of developed facilities. ProLogis also earns fees from customers for development activities performed on their behalf and realizes profits from sales of land parcels when ProLogis' development plans no longer include these parcels. As of December 31, 2001, ProLogis had 29 distribution facilities under development aggregating 7.8 million square feet (including facilities being developed by ProLogis' unconsolidated entity). The total investment in these facilities upon completion is expected to be $516.7 million. These development projects are located in the United States, in seven countries in Europe and in Japan (ProLogis began development of its first project in Asia in 2001). ProLogis' undeveloped land positions in North America and nine countries in Europe aggregate 2,162 acres with the capacity for development of approximately
40.2 million square feet of distribution facilities (including land positions of ProLogis' unconsolidated entity). Additionally, ProLogis controls (either through contracts, options or letters of intent) 2,889 acres with the capacity for development of approximately 45.8 million square feet of distribution facilities in the United States, in seven countries in Europe and in Japan (including land positions of ProLogis' unconsolidated entity). ProLogis intends to use this land for the development of distribution facilities. Such facilities will eventually be sold to third parties or contributed to real estate funds in which ProLogis will maintain an ownership interest and which will be managed by ProLogis.

     ProLogis' temperature-controlled distribution operations segment consists of investments in two companies that operate temperature-controlled distribution and logistics networks in the United States and in nine countries in Europe. As of December 31, 2001, these entities owned or operated 332.8 million cubic feet of facilities (including 35.5 million cubic feet of non-temperature-controlled distribution space located in their facilities). ProLogis accounts for its investments in these two entities under the equity method. These entities earn revenues from unaffiliated customers for various services associated with the temperature-controlled distribution environment. In 2001, substantially all of the operating assets in Germany and all of the operating assets in the Czech Republic of the European company in which ProLogis has invested were sold. In March

2002, all of the operating assets in Sweden, Denmark, Finland, Norway and the Netherlands, as well as the remaining German operating assets of the European company in which ProLogis has invested were sold. Negotiations are ongoing related to the sale of substantially all of the operating assets of the company operating in the United States and certain of the remaining operating assets of the European company.

     ProLogis manages its business by utilizing the ProLogis Operating System(R), an organizational structure and service delivery system that is built around its customers. The ProLogis Operating System(R) is made up of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group. When combined with ProLogis' international network of distribution facilities, the ProLogis Operating System(R) enables ProLogis to meet its customers' distribution space needs on a global basis. ProLogis believes that by integrating international scope and expertise with a strong local presence in its markets, it has become an attractive choice for its targeted customer base which is made up of the largest global users of distribution facilities.

     ProLogis is organized under Maryland law and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). ProLogis' world headquarters are located in Denver, Colorado, its European headquarters are located in Luxembourg (with its European customer service headquarters located in Amsterdam, Netherlands) and its Asian headquarters are located in Tokyo, Japan.

     This report on Form 10-K includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

2001 FINANCIAL RESULTS

     Net earnings attributable to Common Shares was $90.8 million in 2001 as compared to $157.7 million in 2000. The decrease in 2001 is primarily the result of charges of $42.8 million representing ProLogis' share of the write-down of technology related investments of its unconsolidated entities and charges of $88.4 million representing ProLogis' share of the write-down of the operating assets and other impairment charges recognized by its unconsolidated entities operating in the temperature-controlled distribution operations segment.

     ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance. Funds from operations was $374.4 million in 2001 as compared to $376.7 million in 2000. See the definition and calculation of funds from operation at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds from Operations." ProLogis' cash flow from operating activities for 2001 was $346.9 million as compared to $325.2 million for 2000. ProLogis distributed $1.38 per common share of beneficial interest, $0.01 par value ("Common Share") in 2001, as compared to the 2000 distribution level of $1.34 per Common Share. ProLogis' Board of Trustees (the "Board") set the distribution level for 2002 at $1.42 per Common Share, a 3.0% increase over 2001. See ProLogis' Consolidated Financial Statements in Item 8.

BUSINESS STRATEGY AND OPERATING SEGMENTS

  Business Strategy

     ProLogis was originally formed in 1991 with the objective of building a distribution and light manufacturing asset base at costs significantly below replacement cost and acquiring a land inventory for the future development of industrial distribution facilities by primarily utilizing direct public debt and public equity capital. Additionally, ProLogis intended to create a national operating company that would differentiate itself from its competition through its ability to meet a corporate customer's distribution facility requirements on a national, regional and local basis.

     ProLogis built its asset base in the United States through the acquisition of existing distribution facilities as well as through the internal development of distribution facilities that were integrated into its property operations segment on a long-term basis upon completion. In 1997, ProLogis expanded its operations into Mexico and Europe to meet the needs of its targeted national and international customers as they expanded and reconfigured their distribution facility requirements globally. ProLogis' largest acquisition occurred in March 1999 when it merged with another publicly traded REIT adding 32.2 million square feet of distribution facilities in the United States to its operating portfolio. In another significant transaction, ProLogis acquired 5.2 million square feet of distribution facilities in France when it acquired a private real estate operating company in December 1998. At the end of the first quarter of 1999, ProLogis' operating portfolio included 1,423 distribution facilities aggregating
146.1 million square feet in North America (the United States and Mexico) and in three countries in Europe. At that time, ProLogis believed that its operating portfolio had reached critical mass in many of the largest distribution markets in the United States. Further, the public capital markets were becoming a more costly method of raising capital. Consequently, ProLogis began to shift from the utilization of direct public debt and public equity capital to fund its growth in favor of raising capital from private sources. To effect this shift, ProLogis had to change the primary focus of its development activities -- from the development of distribution facilities for the property operations segment on a long-term basis upon completion -- to the development of distribution facilities that, upon completion, are disposed of, thereby generating additional capital for future development activities and realizing profits from its development activities in the short-term. This shift in focus was facilitated by the 1998 acquisition of an established CDFS business in the United Kingdom, Kingspark Holding S.A. (collectively with its subsidiaries, "Kingspark S.A."), which held strategic land positions and offered growth opportunities to ProLogis in a country in which it had limited investments. ProLogis accounts for its investment in Kingspark S.A. under the equity method.

     In order to maintain its customer driven operating model and to generate continued income streams from its development activities, in 1999 ProLogis began to form real estate funds with private investors. These real estate funds are formed with the primary objective of acquiring ProLogis' developed facilities with ProLogis maintaining an ownership interest (ranging from 20% to 50%) in each. Additionally, ProLogis acts as the manager of the real estate funds, earning fee income. The proceeds received from the disposition of distribution facilities to the real estate funds are recycled into ProLogis' CDFS business segment to finance its development activities. Over $2.1 billion of private debt and private equity capital has been raised through these real estate funds, which now total six (five in the United States and one in Europe). The net operating income in the CDFS business segment has grown from $20.5 million in 1998 to $156.3 million in 2001 primarily due to ProLogis' contributions of distribution facilities to the Funds. The fees generated from the Funds were $16.5 million in 2001. ProLogis reflect this fee income in its property operations segment.

     ProLogis expanded its service platform in 1997 and 1998 by acquiring an international temperature-controlled distribution and logistics network. After four years of operating in this particular segment of the global distribution business, ProLogis has decided to dispose of significant portions of the operating assets in this segment in favor of maintaining its focus on its core business segments -- property operations and the CDFS business.

  Property Operations Segment

     Investments

     In the property operations segment, ProLogis owned and operated (including assets held by the Funds which are accounted for under the equity method) 1,542 distribution facilities aggregating 180.8 million square feet as of December 31, 2001. ProLogis directly owned 1,208 distribution facilities aggregating 123.4 million square feet in this operating segment as of December 31, 2001. ProLogis' investment strategy with respect to the property operations segment is to focus primarily on generic industrial distribution facilities with an average office finish level of less than 10%. ProLogis' facilities are adaptable for both distribution and light manufacturing or assembly uses. ProLogis has invested in selected distribution markets in North America and Europe where it believes the distribution dynamics are strong and supply and demand factors generally have allowed for high occupancy levels and increasing rental rates. In making its investment decisions, ProLogis evaluates market conditions that would indicate favorable distribution growth prospects. Such conditions include: (i) growth in imports and exports; (ii) long-term cost and quality of labor advantages for domestic and international manufacturers (such as markets benefiting from the U.S./Mexico twin plant program); (iii) proximity to large regional and local population centers with good access to transportation networks and (iv) an historically high ratio of distribution space per capita.

     Property operations segment investment activities in 2001 included the following:

     - ProLogis European Properties Fund acquired distribution facilities aggregating 8.8 million square feet and disposed of a 72,000 square foot distribution facility. Of the distribution facilities acquired in 2001,
       7.7 million square feet were acquired from ProLogis. On January 7, 2001, the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. was contributed to ProLogis European Properties Fund by ProLogis for an additional equity interest. As of December 31, 2001, ProLogis' ownership interest in ProLogis European Properties Fund was 35.4%.

     - In North America, two new real estate funds were formed and ProLogis' three existing real estate funds grew in size in 2001. ProLogis California, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II (formerly referred to as ProLogis Principal) all grew, primarily as the result of acquisitions of distribution facilities from ProLogis. ProLogis California's portfolio grew from 12.4 million square feet at the end of 2000 to 13.1 million square feet (including one development completion) at the end of 2001. ProLogis North American Properties Fund I grew from 8.0 million square feet at the end of 2000 to 9.0 million square feet at the end of 2001 and ProLogis North American Properties Fund II grew from 0.4 million square feet at the end of 2000 to 4.5 million square feet at the end of 2001. The growth in ProLogis North American Properties Fund II was the result of a change in ownership, essentially forming a new real estate fund in March 2001 that then acquired 4.0 million square feet of additional facilities from ProLogis. The two real estate funds initially formed in 2001, ProLogis North American Properties Fund III and ProLogis North American Properties Fund IV, owned 4.4 million and 3.5 million square feet of distribution facilities as of December 31, 2001, respectively, all acquired from ProLogis.

     - ProLogis acquired 32 distribution facilities in 2001 aggregating 5.1 million square feet. Substantially all of these facilities were acquired to complete tax-deferred exchange transactions. In 2001, ProLogis disposed of 43 distribution facilities from its property operations segment aggregating 6.7 million square feet.

     See "Item 2. Properties -- Facilities", "Item 2. Properties -- Unconsolidated Entities -- Property Operations" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     Operations

     The property operations segment generated approximately 96% of ProLogis' total income in 2001 (including amounts recognized under the equity method with respect to ProLogis' ownership interests in the Funds and related fee income). This operating segment generated approximately 81% and 85% of ProLogis' total income in 2000 and 1999, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Property Operations" and Notes 4 and 10 to ProLogis' Consolidated Financial Statements in Item 8.

     Operational information about this operating segment for 2001 includes the following:

     - ProLogis' stabilized operating portfolio of 173.9 million square feet (including facilities owned by the Funds) was 93.1% leased (92.5% occupied) as of December 31, 2001. Also, as of December 31, 2001, ProLogis' total operating portfolio of 182.4 million square feet (including facilities owned by the Funds) was 90.4% leased (89.6% occupied). Stabilized facilities are those in which capital improvements, repositioning, new management and new marketing programs for acquisitions (or development and marketing, in the case of newly developed facilities) have been in effect for a sufficient period of time (generally 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type).

     - ProLogis leased 38.0 million square feet of distribution space in 1,132 leasing transactions in its facilities and the facilities owned by the Funds. In these transactions, rental rates on leases of previously leased space increased by 14.6% in 2001. ProLogis' weighted average customer retention rate was 63.4% in 2001.

     - ProLogis' "same store" portfolio of operating facilities (facilities owned by ProLogis and the Funds that were in operation throughout both 2001 and 2000) aggregated 142.7 million square feet. The net operating income (rental revenues less net rental expenses) of the "same store" portfolio increased by 1.4% in 2001 over 2000.

     - ProLogis earned $16.5 million in property and asset management fees from the Funds.

     Market Presence

     As of December 31, 2001, the 1,208 facilities in the property operations segment that are owned directly by ProLogis are located in 38 cities and regions in 23 states and the District of Columbia in the United States, 4 cities in Mexico and 5 cities and regions in 4 countries in Europe. ProLogis' largest markets (based on investment in directly owned facilities) are Dallas/Fort Worth, Chicago, Atlanta, San Francisco (both South Bay and East Bay markets) and Houston. See "Item 2. Properties -- Facilities".

     The operating facilities owned by the Funds as of December 31, 2001 are as follows:

     - ProLogis California: 79 facilities all located in the Los Angeles/Orange County market.

     - ProLogis North American Properties Fund I: 36 facilities located in 16 cities and regions in 12 states in the United States.

     - ProLogis North American Properties Fund II: 27 facilities located in 13 cities and regions in 10 states and the District of Columbia in the United States.

     - ProLogis North American Properties Fund III: 34 facilities located in 15 cities and regions in 13 states and the District of Columbia in the United States.

     - ProLogis North American Properties Fund IV: 17 facilities located in 10 cities and regions in 8 states in the United States.

     - ProLogis European Properties Fund: 141 facilities located in 24 cities and regions in 8 countries in Europe (including 56 facilities located in Paris, France).

     See "Item 2. Properties -- Unconsolidated Entities -- Property Operations".

     ProLogis has sought to achieve significant market presence through the development and acquisition of distribution facilities and master-planned distribution parks in its target market cities and selected submarkets of those cities. The target market cities and submarkets are selected when ProLogis' market research indicates that the long-term demand for distribution and light manufacturing space is stable to strong. ProLogis defines market presence not only in terms of square feet of distribution facilities and acres of development land owned, but also by the extent ProLogis has developed relationships with customers in such markets. ProLogis' operating strategy is designed to meet the needs of today's distribution space users, which means providing functional, cost-effective facilities and a comprehensive level of service. ProLogis believes that by being a significant local owner and developer in a given market it has the ability to reduce turnover by meeting its customers' needs to either expand or contract. With its network of distribution facilities and land positions, ProLogis is able to either relocate customers within its existing inventory of distribution space or develop new facilities to meet the customer's needs.

     Competition

     In general, there are numerous other industrial distribution facilities located in close proximity to ProLogis' facilities. The amount of rentable distribution space available in any market could have a material effect on ProLogis' ability to rent space and on the rents that ProLogis can charge. In addition, in many of

ProLogis' submarkets, institutional investors and owners and developers of industrial distribution facilities (including other REITs) compete for the acquisition, development and leasing of distribution space. Many of these entities have substantial resources and experience. Competition for acquisition of existing distribution facilities and land, both from institutional capital sources and from other REITs, has been strong over the past several years.

     Property Management

     ProLogis provides active and effective property management to directly serve its customers at the local level, a strategy that ProLogis believes enhances the long-term economic performance of its distribution facilities and increases cash flow. ProLogis' property management group seeks to provide exceptional customer service and attention to customer needs by developing and implementing proprietary operating, recruiting and training systems to achieve consistent levels of performance and professionalism throughout the ProLogis network. Of the operating facilities owned by ProLogis and the six unconsolidated real estate funds as of December 31, 2001, ProLogis' property management group was managing 98.6% of the facilities in North America and 100% of the facilities in Europe.

     Customers

     One of ProLogis' objectives is to develop a customer base in each market that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. As of December 31, 2001, ProLogis and the Funds had over 3,500 customers in 162.0 million square feet of occupied distribution space. ProLogis believes that having a large number of customers with generic space requirements in each submarket can reduce its exposure to overall occupancy declines. On an annualized basis, the largest customer accounted for 1.7% of the total combined 2001 rental income of ProLogis and the Funds. The annualized base rent for the 25 largest customers of ProLogis and the Funds was 15.0% of their total combined 2001 rental income. When the customers in the facilities owned by the Funds are excluded, the annualized base rent for ProLogis' largest customer represents 0.8% of ProLogis' total 2001 rental income and the annualized base rent for ProLogis' 25 largest customers represents 13.8% of ProLogis' total 2001 rental income.

     Employees

     ProLogis directly employs approximately 650 persons in North America, seven countries in Europe and in Japan. Of the total, approximately 350 employees are assigned directly to the property operations segment. ProLogis' other employees may provide assistance in this operating segment. ProLogis believes its relationship with its employees to be good. ProLogis' employees are not represented by a collective bargaining agreement.

     Seasonal Nature of the Business

     The demand for industrial distribution space is not seasonal.

     Future Plans

     ProLogis believes that its current level of investment in the property operations segment in North America enables it to serve its customers at a high level and increase returns to shareholders. ProLogis' business plan for the property operations segment in North America calls for the expansion of its network of operating facilities as necessary to: (i) address the specific expansion needs of its customers; (ii) enhance its market presence in specific submarkets; or (iii) take advantage of opportunities where ProLogis believes it has the ability to achieve favorable returns. In 2002, ProLogis intends to form additional real estate funds that will acquire distribution facilities developed within the CDFS business segment. ProLogis expects that the fee income earned from the Funds and from other real estate funds that may be formed in the future will increase in 2002 over 2001 levels.

     ProLogis' market research and customer feedback continue to reflect strong demand for distribution space in Europe as cross-border trade continues to increase and many companies continue to move toward consolidation and reconfiguration of their distribution networks. Consolidation and the emergence of dominant regional distribution centers have provided, and ProLogis believes will continue to provide, opportunities for ProLogis as a single-source pan-European provider of distribution facilities. Consequently, ProLogis' business plan for the property operations segment in Europe emphasizes growth in key distribution markets, primarily from the development of facilities within ProLogis' CDFS business segment that will be acquired by ProLogis European Properties Fund or other real estate funds that may be formed and then managed by ProLogis.

     ProLogis intends to self-fund its future investment activities in the property operations segment in 2002 with operating cash flow within this operating segment and the proceeds from dispositions of facilities from the CDFS business segment as well as from this operating segment. See the discussion of factors that could affect the future plans of ProLogis and the unconsolidated real estate funds in the property operations segment at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors".

  CDFS Business Segment

     Investments

     Within this operating segment, ProLogis (all of the activities in the United Kingdom are performed by ProLogis' unconsolidated entity, Kingspark S.A.) develops distribution facilities with the intent to dispose of the facilities to third parties or real estate funds in which ProLogis will maintain an ownership interest and act as manager. Also within this operating segment, ProLogis and Kingspark S.A. develop distribution facilities for customers or third parties for a development fee and dispose of land parcels that no longer fit into ProLogis' development plans. Proceeds from the disposition of land parcels and facilities developed in the CDFS business segment and the development fee income earned are redeployed into land acquisitions and other development activities. Within this operating segment, ProLogis addresses specific needs of customers with respect to a specialized facility or the need for a customer to have a facility in a market that ProLogis does not consider to have favorable dynamics by developing the facility on a fee basis or through a pre-sale agreement.

     As of December 31, 2001, all of the development activities of ProLogis and Kingspark S.A. were within the CDFS business segment (7.8 million square feet of distribution facilities under development.) The total investment in these facilities when completed is expected to be $516.7 million. Of the totals, 5.4 million square feet at an expected cost at completion of $254.5 million are being developed directly by ProLogis and 2.4 million square feet at an expected cost at completion of $262.2 million are being developed by Kingspark S.A. These facilities are all being developed with the objective of disposing of them to a third party or to a real estate fund in which ProLogis will maintain an ownership interest and act as manager.

     To the extent the distribution facilities developed in this segment have been acquired by the Funds, ProLogis' share of the income of the Funds along with the fees earned for services provided to the Funds are included in its income from the property operations segment (see "-- Property Operations Segment").

     ProLogis and Kingspark S.A. have land positions including land controlled through contracts (development rights agreements or contingent contracts), options or letters of intent aggregating 5,051 acres with the capacity for developing approximately 86.0 million square feet of distribution facilities. Land positions in North America total 2,188 acres with the capacity for developing approximately 36.7 million square feet of distribution facilities, land positions in nine countries in Europe total 2,846 acres with the capacity for developing approximately 48.0 million square feet of distribution facilities and land positions in Japan total 17 acres with the capacity for developing approximately 1.3 million square feet of distribution facilities. Of these land positions, Kingspark S.A. owns 186 acres and has 1,595 acres under control with the combined capacity for developing approximately 25.9 million square feet of distribution facilities (all in the United Kingdom.)

     CDFS business segment investment activities (including activities of ProLogis and Kingspark S.A.) in 2001 included the following:

     - Development starts aggregating 13.2 million square feet at an expected cost at completion of $798.0 million (including 3.2 million square feet at an expected cost at completion of $341.0 million by

       Kingspark S.A.). Development starts in North America aggregated 4.5 million square feet at a total expected cost at completion of $172.1 million and development starts in Europe aggregated 8.5 million square feet at an expected cost at completion of $573.7 million. ProLogis' initial development project in Japan was started in 2001 at 0.2 million square feet and an expected cost at completion of $52.2 million. ProLogis did not start any development projects in North America in the fourth quarter of 2001 and ProLogis intends to emphasize its development activities outside of North America in 2002.

     - Development completions aggregating 14.8 million square feet at a cost of $744.5 million (including 2.3 million at a cost of $224.5 million by Kingspark S.A.). Development completions in North America aggregated 7.8 million square feet at a total cost of $315.4 million and development completions in Europe aggregated 7.0 million square feet at a total cost of $429.1 million.

     - Land acquisitions aggregating 808 acres; 363 acres in the United States, 442 acres in Europe (including 132 acres acquired by Kingspark S.A.) and 3 acres in Japan. This land can be used for the development of approximately 14.5 million square feet of distribution facilities.

     Operations

     The CDFS business segment's income is primarily the profits from dispositions of distribution facilities developed as well as from development management fees earned. In 2001, the CDFS business generated $160.3 million of ProLogis' total income as compared to 2000 and 1999 when the CDFS business segment generated $121.9 million and $70.5 million of ProLogis' total income, respectively. In 2001, 45% of the total income in this operating segment was generated in North America with the remaining 55% generated in Europe. In 2000 and 1999, 49% and 41%, respectively, of the total income from this operating segment was generated in North America with the remaining income generated in Europe. See Note 10 to ProLogis' Consolidated Financial Statements in Item 8.

     ProLogis recognizes in excess of 99% of the earnings of Kingspark S.A. under the equity method either directly, through its ownership of Kingspark S.A.'s non-voting preferred stock, or indirectly, through its non-voting ownership interest in the entity that owns Kingspark S.A.'s voting common stock. Under the equity method, the income of Kingspark S.A. that is recognized by ProLogis in the CDFS business segment is based on the net income of Kingspark S.A. including all of its expenses. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     Operational information about this operating segment for 2001 includes the following:

     - ProLogis and Kingspark S.A. disposed of 17.2 million square feet of distribution facilities developed and land parcels generating net proceeds of over $1.0 billion.

     - ProLogis and Kingspark S.A. developed 4.0 million square feet of distribution facilities on behalf of customers under development management agreements generating $8.0 million of fees. Further, ProLogis and Kingspark S.A. earned $4.9 million of other fees and miscellaneous income from the CDFS business segment.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- CDFS Business."

     Market Presence

     ProLogis' CDFS business has had development activity in substantially all of ProLogis' property operations markets. As of December 31, 2001, ProLogis had distribution facilities under development in 3 cities in the United States, 12 cities and regions in 7 countries in Europe (all facilities in the United Kingdom are being developed by Kingspark S.A.) and in Tokyo, Japan. As of December 31, 2001, the land positions owned by ProLogis were located in 28 cities and regions in 20 states in the United States, 4 cities in Mexico, 17 cities and regions in 9 countries in Europe (all land positions in the United Kingdom are owned or controlled by Kingspark S.A.) and in Tokyo, Japan.

     Competition

     There are a number of other national, regional and local developers engaged in industrial distribution facility development in the North American markets where ProLogis conducts business. ProLogis does compete with other developers for land acquisitions. The disposition market in North America is competitive and is driven by the supply of new developments, access to capital and interest rate levels. A key to ProLogis' success will be its ability to develop and lease distribution facilities that can be disposed of to generate profits and its ability to raise private capital through real estate funds, such as the five North American real estate funds already formed.

     ProLogis believes that there are no other REITs or pan-European real estate operating companies in direct competition with its operations in Europe. However, there are a number of local and regional developers in ProLogis' target markets. As in North America, the disposition market in Europe is competitive and driven by the supply of new developments, access to capital and interest rate levels. However, the formation of ProLogis European Properties Fund has provided ProLogis with a source of capital that allows it to dispose of the distribution facilities developed in the CDFS business segment. The funding commitments to the ProLogis European Properties Fund expire in September 2002. To continue to generate profits in this operating segment after that date, ProLogis must secure additional private equity commitments or the existing commitments to the ProLogis European Properties Fund must be extended such that capital will be available to acquire ProLogis' stabilized facilities as they become available. As with the North American development pipeline, ProLogis' ability to develop and lease distribution facilities to be disposed of is critical to its success in Europe.

     Further, ProLogis believes that it has a significant competitive advantage based upon the strategic locations of the extensive land positions owned or under control. Also, as the only distribution facilities and services provider operating on a national and pan-European basis, ProLogis believes it has differentiated itself from many of its competitors.

     ProLogis' market research has identified a trend in Japan toward larger, more efficient distribution centers due to vertical integration, continued merger activity and the need to minimize costs in the supply chain. ProLogis currently serves customers who operate in Japan. ProLogis believes its past experience in serving these international customers (as with its entry into Europe) will provide opportunities for ProLogis to continue to meet the distribution space needs of the companies in Japan. ProLogis has not currently identified any North American industrial development companies with who it is in direct competition in Japan. Further, ProLogis believes that it has an advantage over local industrial development companies in Japan as the result of its experience in industrial development and because of the level of service it can offer through the ProLogis Operating System(R). See "-- ProLogis Operating System(R)".

     Customers

     ProLogis leverages off the existing customer relationships it has developed, primarily within the property operations segment and utilizes the ProLogis Operating System(R) in marketing its CDFS business. See "-- Property Operations -- Customers" and "-- ProLogis Operating System(R)". In 2001, approximately 66% of customers who leased facilities developed in the CDFS business segment were repeat customers of ProLogis.

     Employees

     ProLogis directly employs approximately 650 persons in North America, seven countries in Europe and in Japan. Of the total, approximately 70 employees are assigned directly to the CDFS business segment. ProLogis' other employees may provide assistance in this operating segment. ProLogis believes its relationship with its employees to be good. ProLogis' employees are not represented by a collective bargaining agreement.

     Kingspark S.A. employs approximately 50 persons and these employees do not participate in a collective bargaining agreement. Kingspark S.A. believes its relationship with its employees to be good.

     Seasonal Nature of the Business

     The demand for the industrial distribution facilities that are developed in the CDFS business segment is not impacted on a seasonal basis. However, the development process can be impeded by weather, particularly during the winter months in certain markets, which affects the scheduling of development activities and can potentially delay construction completions.

     Future Plans

     ProLogis' objective is to utilize the capital generated in the CDFS business segment to finance its future CDFS business activities in North America, Europe and Japan. In addition, proceeds from the disposition of facilities from the property operations segment can also be re-invested in new development facilities within the CDFS business segment.

     ProLogis' success in this operating segment is dependent on its ability to raise private capital. See "-- Competition" ProLogis believes that the reconfiguration of supply chains, necessitated by the need for customers to add efficiencies within their distribution networks, in North America, Europe and Japan could favorably impact demand for the distribution facilities and distribution-related services provided by ProLogis within its CDFS business segment. Additionally, a limited supply of new state-of-the-art distribution space in Europe and Japan could also provide opportunities within this operating segment. See the discussion of factors that could affect the future plans of ProLogis, in the CDFS business segment at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors".

  Temperature-Controlled Distribution Operations

     Investments

     ProLogis recognizes in excess of 99% of the earnings of ProLogis Logistics Services Incorporated ("ProLogis Logistics") under the equity method either directly, through its ownership of ProLogis Logistics' non-voting preferred stock, or indirectly, through its non-voting ownership interest in the entity that owns ProLogis Logistics' voting common stock. ProLogis Logistics owns CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of December 31, 2001, CSI owned or operated 59 temperature-controlled distribution facilities aggregating 178.4 million cubic feet (including 35.5 million cubic feet of non-temperature-controlled distribution space located in its facilities). Additionally, ProLogis recognizes in excess of 99% of the earnings of Frigoscandia Holding S.A. ("Frigoscandia S.A.") under the equity method either directly, through its ownership of Frigoscandia S.A.'s non-voting preferred stock, or indirectly, through its non-voting ownership interest in the entity that owns Frigoscandia S.A.'s voting common stock. Frigoscandia S.A. owns, through a wholly owned subsidiary, Frigoscandia Holding AB ("Frigoscandia"). As of December 31, 2001, Frigoscandia owned or operated 75 temperature-controlled distribution facilities aggregating
154.4 million cubic feet in seven European countries and had transportation operations in two other European countries. During 2001, Frigoscandia disposed of substantially all of its operating assets in Germany and all of its operating assets in the Czech Republic. In March 2002, all of Frigoscandia's operating assets in Sweden, Denmark, Finland, Norway and the Netherlands, as well as the remaining German operating assets (aggregating 37.8 million cubic feet), were sold. Negotiations are ongoing related to the sale of substantially all of the operating assets in the United States owned by CSI and 8.7 million cubic feet of Frigoscandia's operating assets in Europe, including its operating assets in Spain and Italy. Upon completion of these dispositions, ProLogis expects that there will be approximately 118.0 million cubic feet of facilities owned by the companies in this operating segment. No assurances can be given that any of these transactions will be completed.

     In 2001, ProLogis Logistics and Frigoscandia S.A. recognized charges, of which ProLogis' share was $53.3 million and $35.1 million, respectively, related to the write-down of their respective operating companies' assets and other impairment charges related to ProLogis Logistics' and Frigoscandia S.A.'s investments in these the operating companies. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     Operations

     ProLogis recognizes its share of the net earnings of ProLogis Logistics and Frigoscandia S.A. under the equity method as a component of its total income. In 2001, ProLogis' share of the net loss of ProLogis Logistics was a $58.5 million (a $4.5 million loss before the charges related to the write-down of operating assets and technology related investments of CSI and other impairment charges related to ProLogis Logistics' investment in CSI). ProLogis' share of the income of ProLogis Logistics was $12.0 million in 2000 and $10.8 million in 1999. In each year, 1999 to 2001, Frigoscandia S.A. generated net losses with ProLogis' share aggregating $53.0 million in 2001 (a $12.8 million loss before the charges related to the write-down of operating assets and technology related investments of Frigoscandia and other impairment charges related to Frigoscandia S.A.'s investment in Frigoscandia), $20.3 million in 2000 and $4.4 million in 1999. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations -- Temperature-Controlled Distribution Operations", and Notes 4 and 10 to ProLogis' Consolidated Financial Statements in Item 8.

     Market Presence

     Market presence in the temperature-controlled distribution industry is generally defined by the volume available for storage of frozen and chilled foods in addition to the transportation network in place to serve customers. With 59 facilities aggregating 178.4 million cubic feet in operation (including
35.5 million cubic feet of dry distribution space operated in its facilities), CSI believes it has the third largest network in the United States (based on cubic feet in operation). CSI's largest markets (based on CSI's cubic feet in operation) are Phoenix (16.7%), Southern California (16.1%), Southeastern Pennsylvania (14.3%) and Atlanta (12.0%). Frigoscandia believes that it has the largest temperature-controlled distribution company in Europe based on its 75 facilities aggregating 154.4 million cubic feet in operation in seven countries. Frigoscandia's largest markets (based on Frigoscandia's cubic feet in operation) are France (41.7%), the United Kingdom (28.2%) and Sweden (12.5%).

     Competition

     ProLogis believes that the temperature-controlled distribution industry has significant barriers to entry due to its capital-intensive nature, which limits competition. In the United States, CSI competes directly with several national temperature-controlled distribution companies. However, CSI's primary competition in many markets is from local, and considerably smaller, warehouse operators. In Europe, Frigoscandia is one of a few European temperature-controlled distribution companies that have operations in more than one country (as compared to the nine countries in which Frigoscandia operates). Like CSI, Frigoscandia's primary competition in many markets is from local, and considerably smaller, warehouse operators.

     Customers

     CSI has approximately 1,300 customers including some of the nation's leading supermarket retailers in the United States. Of CSI's total revenues, approximately 73% were derived from its 25 largest customers and CSI's largest customer accounted for approximately 35% of CSI's total revenues. Excluding the fees generated by CSI's retail-dedicated operations (where CSI provides warehouse logistics services in the distribution facilities that are owned by the customer) the 25 largest customers accounted for approximately 59% of CSI's total revenues with the largest customer accounting for approximately 11% of CSI's total revenues. See "-- Investments".

     Frigoscandia has approximately 5,800 customers. Of Frigoscandia's total revenues, approximately 63% were derived from its 25 largest customers and Frigoscandia's largest customer accounted for approximately 6% of Frigoscandia's total revenues.

     Employees

     CSI and Frigoscandia directly employ all employees in the temperature-controlled distribution operations segment. CSI employs approximately 3,800 persons in the United States, of whom approximately 56% participate in collective bargaining agreements. Frigoscandia employs approximately 2,300 persons in nine European countries, of whom approximately 45% participate in collective bargaining agreements. Both CSI and Frigoscandia believe their relationships with their employees to be good.

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

     Future Plans

     In 2002 the initial emphasis will be on completing the sales transactions currently being negotiated that were announced in January 2002. In March 2002, the sales of 37.8 million cubic feet of European operating assets were completed. If the remaining pending sales transactions are completed in Europe and in the United States, substantially all of the operating assets of the companies in which ProLogis has investments in this operating segment will be located in the United Kingdom and France at the end of 2002. Proceeds from the dispositions of operating assets will be used to repay third party debt within this operating segment with the remainder, if any, to be used to repay loans to ProLogis or distributed to ProLogis based on its ownership interest.

     The focus in France and the United Kingdom in 2002 will continue to be on operational issues to increase operating efficiencies and profitability. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Temperature-Controlled Distribution Operations" for a discussion of operating performance of this business segment and see the discussion of factors that could affect the future plans of ProLogis, ProLogis Logistics and Frigoscandia S.A. at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors".

PROLOGIS OPERATING SYSTEM(R)

     The cornerstone of ProLogis' business strategy is the ProLogis Operating System(R), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group. The ProLogis Operating System(R) is a proprietary property management and customer service delivery system that has been designed to integrate four groups of professionals that provide a unique disciplined approach to serving existing and prospective ProLogis customers. The customer focus of the ProLogis Operating System(R) provides for a high-quality level of service and a single point of contact for distribution solutions on a global basis, and positions ProLogis to build customer relationships that will generate additional business opportunities.

  Market Services Group

     The Market Services Group is responsible for managing the facilities in ProLogis' property operations segment. Members of the Market Services Group, under the leadership of ProLogis' 22 Market Officers, are responsible for understanding the needs of existing and prospective customers in their respective markets. The Market Officers, along with their team of property management and leasing professionals, provide ProLogis and its customers with extensive knowledge of local market conditions. Market Officers also assist the Global Services Group in identifying those ProLogis customers with multiple market requirements and also assist in the marketing efforts directed at these customers. The market officers' ability to serve customers in the local market is enhanced by their access to both national and international ProLogis resources. Market officers do not develop projects or borrow or commit capital. Their focus is strictly on managing the facilities in their markets, creating and maintaining relationships with distribution space users and industrial brokers, marketing

ProLogis products and identifying potential acquisition, development and leasing opportunities in their target markets.

  Global Services Group

     The Global Services Group is dedicated to providing service to the largest users of distribution space, a group of businesses that ProLogis has identified as its targeted customers, with the primary focus to make ProLogis the preferred provider of distribution space to these companies. The Global Services Group is headquartered in Denver and Amsterdam and has regional offices in Atlanta, Chicago and New Jersey. ProLogis' multi-market presence permits it to accommodate the reconfiguration needs of its customers by relocating an existing customer within a market or between markets in North America or Europe. ProLogis' development program, land inventory and existing network of distribution facilities allow the Global Services Group to assist existing and prospective customers whose growing and changing business needs require them to expand their distribution facilities or reconfigure their distribution networks. The expansion can result in relocating the customer to larger ProLogis spaces or in developing a facility specifically for the customer.

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

  Global Development Group

     The Global Development Group focuses substantial research and development efforts on creating industry-leading distribution facilities and master-planned distribution parks. Members of the Global Development Group have extensive experience in the development and construction of generic facilities that appeal to a wide variety of customers as well as the development of specialized facilities that meet a specific customer's needs. ProLogis incorporates the latest technology with respect to building design and systems and has developed consistent standards and procedures that it strictly adheres to in the development of all facilities.

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

  ProLogis Solutions Group

     The ProLogis Solutions Group coordinates a menu of value-added distribution-related services to customers, including network optimization tools, strategic site selection, business location services (including tax incentive analysis and tax negotiation consulting) and design consulting services. The ProLogis Solutions Group was formed to allow ProLogis to address all areas of its customers' distribution needs. ProLogis believes that by offering these additional services, it will be able to deepen its customer relationships and increase cash flows with relatively small additional capital requirements.

PROLOGIS MANAGEMENT

     ProLogis' success depends upon its management's ability to provide strategic and day-to-day management, research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, asset disposition, management information systems support and accounting and legal services. ProLogis' management has demonstrated a strategic vision in determining an operating and investment focus that has provided favorable returns to its shareholders and has positioned ProLogis for long-term growth. Through the ProLogis Operating System(R), ProLogis believes it is the first international operating company that has been able to address and service a corporate customer's distribution space requirements on an international, national, regional and local basis. ProLogis has several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operation of the company.

  Executive Officers and Trustees

     K. Dane Brooksher -- 63 -- Mr. Brooksher has served as a Trustee since October 1993. Mr. Brooksher has been Chairman and Chief Executive Officer of ProLogis since March 1999 and he was Co-Chairman and Chief Operating Officer of ProLogis from November 1993 to March 1999 (through September 1997 he was employed by ProLogis' former management company). Prior thereto, Mr. Brooksher was Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick (now KPMG LLP), independent public accountants, where he served on the Board of Directors and Management Committee and as International Development Partner for Belgium and the Netherlands. Mr. Brooksher is a Director of Vizional Technologies, Inc. (an entity in which ProLogis has invested) and Butler Manufacturing Company and he serves as an Advisory Board Member of the J.L. Kellogg Graduate School of Management of Northwestern University. Mr. Brooksher's term as Trustee expires in 2002.

     Irving F. Lyons, III -- 52 -- Mr. Lyons has served as a Trustee since March 1996. Mr. Lyons has been Vice Chairman of ProLogis since December 2001 and Chief Investment Officer of ProLogis since March 1997. Mr. Lyons was President of ProLogis from March 1999 to December 2001, Co-Chairman of ProLogis from March 1997 to March 1999 and Managing Director from December 1993 to March 1997 (through September 1997 he was employed by ProLogis' former management company). Prior thereto, Mr. Lyons was the Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons' term as Trustee expires in 2003.

     C. Ronald Blankenship -- 52 -- Mr. Blankenship has served as a Trustee since June 2000. Mr. Blankenship has been Director, Vice Chairman and Chief Operating Officer of Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, since May 1998. Mr. Blankenship was Managing Director of Security Capital from 1991 until 1998 and he was Chairman of Archstone Communities Trust, (a REIT focused on apartment communities and a former affiliate of Security Capital) until June 1997. Mr. Blankenship was a Trustee of Archstone Communities Trust from March 2000 until February 2001. Mr. Blankenship was Interim Chairman, Chief Executive Officer and Director of Homestead Village Incorporated (an affiliate of Security Capital) from May 1999 to November 2001. Mr. Blankenship is a Director of BelmontCorp, InterPark Holdings Inc., Macquarie Capital Partners LLC, Regency Centers Corporation and Storage USA, Inc. (all affiliates of Security Capital). Mr. Blankenship's term as Trustee expires in 2004.

     Stephen L. Feinberg -- 57 -- Mr. Feinberg has served as a Trustee since January 1993. Mr. Feinberg has been Chairman of the Board and Chief Executive Officer of Dorsar Investment Co., Inc., a diversified holding company with interests in real estate and venture capital since 1970. Mr. Feinberg is also a Director of Security Capital Preferred Growth (an affiliate of Security Capital), Continental Transmission Corporation, The Harvill Press Limited, MetaMetrics, Inc., St. John's College, The Santa Fe Institute and The Feinberg Foundation, Inc. He was formerly Chairman of the Board of St. John's College and a former Director of Farrar, Strauss and Giroux, Inc. (a private publishing company), Molecular Informatics, Inc., Border Steel Mills, Inc., Springer Building Materials Corporation, Circle K Corporation, EnerServ Products, Inc. and Texas Commerce Bank-First State. Mr. Feinberg's term as Trustee expires in 2004.

     George L. Fotiades -- 48 -- Mr. Fotiades was appointed as a Trustee in December 2001. Mr. Fotiades is President and Chief Operating Officer of Pharmaceutical Technologies and Services, a division of Cardinal Health, Inc., a provider of services supporting the health-care industry. Prior thereto, Mr. Fotiades was President of R. P. Scherer Corporation (which was merged into Cardinal Health, Inc. in August 1998), Executive Vice President and Group President from 1996 to 1998 and Group President of the Americas and Asia Pacific from 1996 to 1998. Mr. Fotiades' term as Trustee expires in 2002.

     Donald P. Jacobs -- 74 -- Mr. Jacobs has served as a Trustee since February 1996. Mr. Jacobs has been a faculty member of the J.L. Kellogg Graduate School of Management of Northwestern University since 1957, and he was Dean from 1975 to 2001. Mr. Jacobs retired as Dean in 2001 and is now Dean Emeritus. Mr. Jacobs is a Director of Hartmarx Corporation, Terex Corporation and CDW Computer Centers. Mr. Jacobs was formerly a Director of Commonwealth Edison and its parent company, Unicom and he was formerly Chairman of the Public Review Board of Andersen Worldwide. Mr. Jacobs was Chairman of the Advisory Committee of the Oversight Board of the Resolution Trust Corporation for the third region from 1990 to 1992, Chairman of the Board of AMTRAK from 1975 to 1979, Co-Staff Director of the Presidential Commission on Financial Structure and Regulation from 1970 to 1971 and Senior Economist for the Banking and Currency Committee of the U.S. House of Representatives from 1963 to 1964. Mr. Jacobs' term as Trustee expires in 2004.

     Kenneth N. Stensby -- 62 -- Mr. Stensby has served as a Trustee since March 1999. Mr. Stensby was a Director of Meridian Industrial Trust Inc. ("Meridian") from 1996 to March 1999 when it was merged with and into ProLogis. Mr. Stensby was President and Chief Executive Officer of United Properties, a Minneapolis-based diversified real estate company, from 1974 until his retirement in January 1995. Mr. Stensby is past President of the National Association of Industrial and Office Parks and was a Director of First Asset Realty Advisors, a pension advisory subsidiary of First Bank of Minneapolis and Corner House. Mr. Stensby's term as Trustee expires in 2002.

     J. Andre Teixeira -- 49 -- Mr. Teixeira has served as a Trustee since February 1999. Mr. Teixeira is Senior Consultant with BBL Partners, LLC, Moscow, Russia, a consulting and trading company specializing in the food and food ingredient industry. Mr. Teixeira was the President of Coca-Cola for the Russia and Ukraine region, General Manager of Coca-Cola Russia, Ukraine and Belarus and Head of Representation for the Coca-Cola Export Corporation, Moscow from 2000 to 2001. Mr. Teixeira was General Manager/President of the Coca-Cola Ukraine and Belarus region, Kiev from 1998 to 2000 and was with Coca-Cola in various capacities since 1990. Mr. Teixeira's term as Trustee expires in 2004.

     Thomas G. Wattles -- 50 -- Mr. Wattles has served as a Trustee since January 1993. Mr. Wattles is a Managing Director of Security Capital and has been with Security Capital in various capacities since March 1991. Mr. Wattles was a Director of ProLogis' predecessor from its formation in June 1991 until January 1993. Mr. Wattles was Non-Executive Chairman of ProLogis from March 1997 to May 1998 and Co-Chairman and Chief Investment Officer of ProLogis from November 1993 to March 1997 (through September 1997 he was employed by ProLogis' former management company). Mr. Wattles is a Trustee of Urban Growth Property Trust (an affiliate of Security Capital) and he is a Director of Interpark Holdings Inc., Regency Centers Corporation and Security Capital -- European Realty, (all affiliates of Security Capital). Mr. Wattles' term as Trustee expires in 2002.

     William D. Zollars -- 54 -- Mr. Zollars was appointed as a Trustee in June 2001. Mr. Zollars has been Chairman, President and Chief Executive Officer of Yellow Corporation, a holding company specializing in transportation of industrial, commercial and retail goods since 2000. From 1996 to 2000, Mr. Zollars was President of Yellow Freight System Inc., Yellow Corporation's principal operating subsidiary. He was a Senior Vice President of Ryder Integrated Logistics, Inc. from 1994 to 1996. Mr. Zollars is a Director of Butler Manufacturing Co. and Rogers Group, Inc. Mr. Zollars' term as Trustee expires in 2002.

  Senior Officers

     Jeffrey H. Schwartz -- 42 -- President (Asia) and Chief Operating Officer for ProLogis' Asian operations since March 2002. Mr. Schwartz was President and Chief Executive Officer of Vizional

Technologies, Inc. (a company in which ProLogis has invested) from August 2000 to February 2002. Mr. Schwartz was with ProLogis from October 1994 to September 2000, most recently as Vice Chairman for International Operations (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis in October 1994, Mr. Schwartz was a founder and managing partner of The Krauss/Schwartz Company, one of the largest industrial real estate developers in Florida.

     John W. Seiple, Jr. -- 43 -- President (North America) since December 2001 and Chief Operating Officer for ProLogis' North American operations since December 1998. Mr. Seiple has been with ProLogis in varying capacities since October 1993 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Seiple was a Senior Vice President with Trammell Crow Company, a diversified commercial real estate company in North America.

     Robert J. Watson -- 52 -- President (Europe) since December 2001 and Chief Operating Officer for ProLogis' European operations since December 1998. Mr. Watson has been with ProLogis in varying capacities since January 1993 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Watson with was the Regional Partner for Southwest United States Real Estate with Trammell Crow Company, a diversified commercial real estate company in North America.

     Timothy M. Harvie -- 41 -- Managing Director and Chief Technology Officer of ProLogis since November 2000, where he is responsible for ProLogis' information technology operations. Prior to joining ProLogis, Mr. Harvie was with USFreightways Corporation, a provider of comprehensive supply chain management services from February 1989 to November 2000, most recently as Chief Information Officer.

     Walter C. Rakowich -- 44 -- Managing Director and Chief Financial Officer of ProLogis since December 1998, where he is responsible for worldwide corporate finance. Mr. Rakowich has been with ProLogis in varying capacities since July 1994 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions and he was a Principal with Trammell Crow Company, a diversified commercial real estate company in North America.

     Ned K. Anderson -- 55 -- Managing Director of ProLogis since December 1998, where he is responsible for the Market Services Group in the Pacific Region of the United States. Mr. Anderson has been with ProLogis in varying capacities since December 1993 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Anderson was a partner at King & Lyons, a San Francisco Bay Area industrial real estate development and management company.

     Paul C. Congleton -- 47 -- Managing Director of ProLogis since September 1999, where he is responsible for the Global Capital Group, which is responsible for securing sources of private capital. Mr. Congleton has been with ProLogis in varying capacities since January 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Congleton was Managing Principal with Overland Company, an Arizona based property management, leasing and consulting company.

     Steven K. Meyer -- 54 -- Managing Director of ProLogis since December 1998, where he is responsible for the Market Services Group in the Central Region of the United States and in Mexico. Mr. Meyer has been with ProLogis in varying capacities since September 1994 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Meyer was an Executive Vice President with Trammell Crow Company, a diversified commercial real estate company in North America.

     John R. Rizzo -- 52 -- Managing Director of ProLogis since December 2000, where he is responsible for the Global Development Group in North America. Mr. Rizzo has been with ProLogis in varying capacities since January 1999. Prior to joining ProLogis, Mr. Rizzo was Senior Vice President and Chief Operating Officer of Perini Management Services Incorporated, an affiliate of Perini Corporation, a construction management and general contracting firm.

     Robin P. R. von Weiler -- 45 -- Managing Director of ProLogis since December 1999, where he is responsible for the Market Services and Global Development Groups in Northern and Central Europe.

Mr. von Weiler has been with ProLogis in varying capacities since October 1997. Prior to joining ProLogis, Mr. Von Weiler was with DTZ Zadelhoff V.O.F., part of DTZ Debenham Tie Lung, in Rotterdam, the Netherlands, most recently as Vice Managing Director, Real Estate Agent and Corporate Advisor.

     Gregory J. Arnold -- 47 -- Senior Vice President of ProLogis since December 2001, where he is a member of the Global Capital Group. Mr. Arnold has been with ProLogis in varying capacities since May 1994 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Arnold was an Equity Vice President with LaSalle Partners (now Jones Lang LaSalle), a corporate real estate advisory firm.

     James D. Cochran -- 41 -- Senior Vice President of ProLogis since December 2001, where he is a member of the Global Capital Group, which is responsible for securing sources of private capital. Mr. Cochran has been with ProLogis in varying capacities since March 1994 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Cochran was a Vice President with TCW Realty Advisors, a real estate pension advisory firm.

     Frank H. Fallon -- 40 -- Senior Vice President of ProLogis since September 1999, where he is responsible for the Market Services Group in the Southeast Region of the United States. Mr. Fallon has been with ProLogis in varying capacities since January 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Fallon was a Marketing Principal with Trammell Crow Company, a diversified commercial real estate company in North America.

     Ranald A. Hahn -- 46 -- Senior Vice President of ProLogis since December 2000, where he is responsible for the Market Services and Global Development Groups in Southern Europe. Mr. Hahn has been with ProLogis in varying capacities since March 1999. Prior to joining ProLogis, Mr. Hahn was the International Business Development Director of GSE, a French logistics construction company.

     Larry H. Harmsen -- 41 -- Senior Vice President of ProLogis since December 2001, where he is a member of the Market Services Group in the Pacific Region of the United States. Mr. Harmsen has been with ProLogis in varying capacities since February 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Harmsen was a Vice President and General Partner with Lincoln Property Company, a diversified national real estate operating company.

     M. Gordon Keiser, Jr. -- 58 -- Senior Vice President of ProLogis since October 1995 and Treasurer of ProLogis since December 1998, where he is responsible for relationships with ProLogis' lenders. Mr. Keiser has been with ProLogis in varying capacities since October 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Keiser was Senior Vice President of JMB Realty Corporation with responsibilities for corporate finance and capital markets financing.

     Douglas A. Kiersey, Jr. -- 41 -- Senior Vice President of ProLogis since December 2001, where he is responsible for the Market Services Group in the Mid-Atlantic Region of the United States. Mr. Kiersey has been with ProLogis in varying capacities since May 1994 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Kiersey was a member of the Industrial/Technology Group at Cushman & Wakefield of Oregon, Inc., a real estate brokerage and services company.

     Luke A. Lands -- 45 -- Senior Vice President and Controller of ProLogis since August 2000, where he supervises accounting, financial reporting and financial forecasting. Mr. Lands has been with ProLogis in varying capacities since January 1996 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Lands was Vice President of SCG Realty Services (an affiliate of Security Capital) from February 1995 to January 1996. Prior thereto, Mr. Lands was Vice President and Controller for Lincoln Property Company, a diversified national real estate operating company. Mr. Lands is a Certified Public Accountant.

     Debra A. McRight -- 42 -- Senior Vice President of ProLogis since December 1999, where she is responsible for North American property management operations. Ms. McRight has been with ProLogis in varying capacities since September 1995 (through September 1997 she was employed by ProLogis' former management company). Prior to joining ProLogis, Ms. McRight was with Paragon Group, Inc., a full service real estate company, where she was responsible for property management operations in St. Louis, Missouri.

     David S. Morze -- 41 -- Senior Vice President of ProLogis since March 1999, where he is responsible for the Global Services Group. Mr. Morze has been with ProLogis in varying capacities since March 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Morze was the Director of Marketing for Northern California for The SARES REGIS Group, an industrial, residential and retail development company in California.

     Edward S. Nekritz -- 36 -- Senior Vice President and General Counsel of ProLogis since December 1998 and Secretary of ProLogis since March 1999, where he oversees the provision of all legal services for ProLogis. Mr. Nekritz is also responsible for ProLogis' risk management function. Mr. Nekritz has been with ProLogis in varying capacities since September 1995 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw).

     Charles E. Sullivan -- 44 -- Senior Vice President of ProLogis since December 2001, where he is a member of the Market Services Group in the Southeast Region of the United States. Mr. Sullivan has been with ProLogis in varying capacities since October 1994 (through September 1997 he was employed by ProLogis' former management company). Prior to joining ProLogis, Mr. Sullivan was an Industrial Broker with Cushman & Wakefield of Florida, a real estate brokerage and services company.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. ProLogis has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired at December 31, 2001, and ProLogis is not aware of any environmental condition with respect to any of its properties that is likely to be material. ProLogis or the predecessor owners have subjected each of its properties to an environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of, any environmental liability (including asbestos-related liability) that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to ProLogis or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risks".

INSURANCE COVERAGE

     ProLogis and its unconsolidated entities currently carry comprehensive insurance coverage including property, liability, fire, flood, earthquake, environmental, extended coverage and rental loss, as appropriate for the markets where each entities' facilities and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar facilities. ProLogis believes its facilities and the facilities of its unconsolidated entities are adequately insured. However, an uninsured loss could result in loss of capital investment and anticipated profits. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risks".

ITEM 2. PROPERTIES

INDUSTRIAL DISTRIBUTION FACILITIES

     ProLogis has invested primarily in generic industrial distribution facilities with an average office finish level of less than 10%. Due to the costs associated with retrofitting customer spaces in service center product this type of product has been acquired only on a very limited basis, generally as part of portfolio acquisitions in which the majority of facilities being acquired were bulk distribution. ProLogis' industrial distribution facilities are typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. As of December 31, 2001, ProLogis' distribution facilities that are used for bulk distribution comprised of 86.4% of its total operating portfolio (based on square footage); the distribution facilities used for light manufacturing and assembly comprised 12.7% of its total operating portfolio (based on square footage) and the distribution facilities used for service centers was 0.9% of its total operating portfolio (based on square footage).

GEOGRAPHIC DISTRIBUTION

     ProLogis has direct ownership of 1,224 distribution facilities (operating and under development) in North America, Europe and Japan as of December 31, 2001. In North America, ProLogis' directly owned facilities are located in 39 cities and regions in 23 states and the District of Columbia in the United States and 4 cities in Mexico. ProLogis' directly-owned European facilities are located in 13 cities and regions in 8 countries. In Japan, ProLogis' one facility is located in Tokyo. The table below demonstrates the geographic distribution of ProLogis' portfolio (operating facilities and facilities under development). The table excludes land held for future development. The table includes facilities owned by entities that are consolidated in ProLogis' financial statements in which ProLogis does not own 100% (see "-- Consolidated Entities") but does not include facilities that are owned by ProLogis' unconsolidated entities which are discussed under "-- Unconsolidated Entities".

                                                                   DECEMBER 31,
                                           -------------------------------------------------------------
                                                       2001                             2000
                                           ----------------------------     ----------------------------
                                                          PERCENTAGE OF                    PERCENTAGE OF
                                           NUMBER OF      ASSETS BASED      NUMBER OF      ASSETS BASED
                                           FACILITIES      ON COST(1)       FACILITIES      ON COST(1)
                                           ----------     -------------     ----------     -------------
NORTH AMERICAN MARKETS:
United States:
  Atlanta, Georgia.......................       89             6.08%             97             6.46%
  Austin, Texas..........................       27             1.52              37             2.00
  Charlotte, North Carolina..............       31             2.78              32             2.57
  Chattanooga, Tennessee.................        5             0.35               5             0.33
  Chicago, Illinois......................       62             7.99              64             7.45
  Cincinnati, Ohio.......................       40             2.52              47             3.00
  Columbus, Ohio.........................       31             3.70              32             4.13
  Dallas/Ft. Worth, Texas................      126             9.83             116             8.53
  Denver, Colorado.......................       23             1.60              26             1.80
  El Paso, Texas.........................       18             1.45              19             1.49
  Ft. Lauderdale/Miami, Florida..........       12             1.14              17             1.73
  Houston, Texas.........................       85             5.07              82             4.67
  I-95 Corridor, New Jersey..............       26             2.70              31             4.89
  Indianapolis, Indiana..................       43             2.96              43             2.79
  Kansas City, Kansas/Missouri...........       29             1.36              29             1.28
  Las Vegas, Nevada......................       18             2.25              18             2.20
  Los Angeles/Orange County,
     California..........................        4             1.40               6             1.62
  Louisville, Kentucky...................        8             1.01               8             1.01
  Memphis, Tennessee.....................       43             3.69              40             3.25
  Nashville, Tennessee...................       31             1.96              29             1.63

                                                                   DECEMBER 31,
                                           -------------------------------------------------------------
                                                       2001                             2000
                                           ----------------------------     ----------------------------
                                                          PERCENTAGE OF                    PERCENTAGE OF
                                           NUMBER OF      ASSETS BASED      NUMBER OF      ASSETS BASED
                                           FACILITIES      ON COST(1)       FACILITIES      ON COST(1)
                                           ----------     -------------     ----------     -------------
  Oklahoma City, Oklahoma................        6             0.25               6             0.24
  Orlando, Florida.......................       19             1.54              23             1.85
  Phoenix, Arizona.......................       30             1.52              31             1.67
  Portland, Oregon.......................       20             1.09              26             1.59
  Reno, Nevada...........................       25             2.85              20             1.48
  Salt Lake City, Utah...................        7             1.01               7             0.93
  San Antonio, Texas.....................       43             2.06              46             2.16
  San Francisco (East Bay), California...       52             4.89              54             4.79
  San Francisco (South Bay),
     California..........................       71             5.21              71             4.98
  Seattle, Washington....................       14             1.30              15             1.33
  St. Louis, Missouri....................       13             0.83              15             1.05
  Tampa, Florida.........................       62             3.04              58             2.67
  Tulsa, Oklahoma........................        9             0.28               9             0.26
  Washington D.C./Baltimore, Maryland....       39             3.17              48             4.13
  Other(2)...............................        5             1.37              23             1.41
Mexico:
  Juarez.................................       10             0.54               7             0.37
  Monterrey..............................       11             1.16              10             0.97
  Reynosa................................       15             1.21              15             1.01
  Tijuana................................        5             0.59               5             0.60
                                             -----           ------           -----           ------
       Subtotal North America............    1,207            95.27           1,267            96.32
                                             -----           ------           -----           ------
EUROPEAN MARKETS(3):
Belgium (Liege)..........................        1             0.15             --               --
France(4)................................        4             0.80               6             1.00
Germany(5)...............................        1             0.21               3             0.87
Hungary (Budapest).......................        1             0.23             --               --
Italy (Milan)............................        1             0.29               2             0.35
Netherlands(6)...........................        2             0.66               4             0.74
Poland(7)................................        3             0.36               3             0.72
Spain (8)................................        3             0.85             --               --
                                             -----           ------           -----           ------
       Subtotal Europe(3)................       16             3.55              18             3.68
                                             -----           ------           -----           ------
ASIAN MARKET:
Tokyo, Japan.............................        1             1.18             --               --
                                             -----           ------           -----           ------
       Subtotal Asia.....................        1             1.18             --               --
                                             -----           ------           -----           ------
       Total.............................    1,224(9)        100.00%          1,285(9)        100.00%
                                             =====           ======           =====           ======

---------------

(1) Facilities under development are reflected at the total expected cost at completion, rather than cost incurred as of the date presented.

(2) In 2001, includes one facility each in Akron, Ohio; Brownsville, Texas; and Norfolk, Virginia and two facilities in the I-81 Corridor (Pennsylvania). In 2000, includes one facility each in Akron, Ohio; Detroit, Michigan and Norfolk, Virginia; six facilities in Birmingham, Alabama and 14 facilities in the Rio Grande Valley (Texas).

(3) ProLogis is committed to contribute all of its stabilized facilities developed in specified markets in Europe to ProLogis European Properties Fund, subject to meeting specified criteria, including leasing criteria. Generally upon completion, ProLogis holds distribution facilities in its operating portfolio in the property operations segment until such leasing criteria are met and the facility is contributed to the ProLogis European Properties Fund.

(4) In 2001, includes one facility in Le Havre (0.26%), one facility in Lille (0.14%) and two facilities in Marseille (0.40%). In 2000, includes one facility in Le Havre (0.14%), one facility in Lille (0.06%), one facility in Marseille (0.14%) and three facilities in Paris (0.66%).

(5) In 2001, includes a facility in Dortmund. In 2000, includes one facility in Cologne (0.28%), one facility in Neustadt (0.28%) and one facility in Soest (0.31%).

(6) In 2001, includes one facility in Tilburg (0.28%) and one facility in Venlo (0.38%). In 2000, includes three facilities in Rotterdam (0.47%) and one facility in Tilburg (0.27%).

(7) In 2001, includes two facilities in Poznan (0.17%) and one facility in Warsaw (0.19%). In 2000, includes three facilities in Warsaw.

(8) In 2001, includes one facility in Barcelona (0.26%) and two facilities in Madrid (0.59%).

(9) Includes 16 facilities under development as of December 31, 2001 and 41 facilities under development as of December 31, 2000.

FACILITIES

     The information in the following table is as of December 31, 2001 for the facilities owned by ProLogis and its consolidated subsidiaries and partnerships. No individual facility or group of facilities operated as a single business unit amounted to 10% or more of ProLogis' consolidated total assets as of December 31, 2001 or generated income equal to 10% or more of ProLogis' consolidated gross revenues for the year ended December 31, 2001. The table does not include facilities that are owned by ProLogis' unconsolidated entities which are discussed under "-- Unconsolidated Entities".

                                           PERCENTAGE    RENTABLE
                                  NO. OF   OCCUPANCY      SQUARE        INVESTMENT     ENCUMBRANCES
                                  BLDGS.      (1)         FOOTAGE          (2)             (3)
                                  ------   ----------   -----------   --------------   ------------
OPERATING FACILITIES DIRECTLY
  OWNED AS OF DECEMBER 31,
  2001(4):
  NORTH AMERICAN MARKETS:
  United States:
     Atlanta, Georgia...........     89       83.99%      9,026,973   $  269,314,552   $ 37,958,698
     Austin, Texas..............     27       96.12       1,759,309       67,422,951            --
     Charlotte, North
       Carolina.................     31       92.71       4,047,470      122,987,638     41,630,174
     Chattanooga, Tennessee.....      5      100.00       1,147,872       15,463,611            --
     Chicago, Illinois..........     59       81.81       7,703,210      310,365,869     45,116,644
     Cincinnati, Ohio...........     40       84.22       4,221,692      111,382,707     40,562,969
     Columbus, Ohio.............     31       87.06       5,038,799      163,923,531     30,622,616
     Dallas/Ft. Worth, Texas....    126       84.19      13,481,581      435,407,912     66,364,877
     Denver, Colorado...........     23       90.54       2,681,171       70,914,926            --
     El Paso, Texas.............     18       91.87       2,231,903       64,410,115      2,776,884
     Ft. Lauderdale/Miami,
       Florida..................     12       88.31         984,557       50,322,024      1,876,063
     Houston, Texas.............     85       95.97       7,500,012      224,617,787     47,093,262
     I-95 Corridor, New
       Jersey...................     26       92.52       3,455,097      119,373,970     28,323,597
     Indianapolis, Indiana......     43       77.25       4,187,721      131,087,594            --
     Kansas City,
       Kansas/Missouri..........     29       86.33       1,578,487       60,255,236     12,619,932
     Las Vegas, Nevada..........     17      100.00       2,061,291       95,201,188     17,242,603
     Los Angeles/Orange County,
       California...............      4        9.35       1,232,399       62,156,322            --
     Louisville, Kentucky.......      8       80.02       1,819,988       44,635,164      6,390,852
     Memphis, Tennessee.........     43       78.93       6,489,619      163,413,159     12,915,359

                                           PERCENTAGE    RENTABLE
                                  NO. OF   OCCUPANCY      SQUARE        INVESTMENT     ENCUMBRANCES
                                  BLDGS.      (1)         FOOTAGE          (2)             (3)
                                  ------   ----------   -----------   --------------   ------------
     Nashville, Tennessee.......     31       81.97       3,450,080       86,851,732      7,123,813
     Oklahoma City, Oklahoma....      6       95.12         639,942       11,254,373            --
     Orlando, Florida...........     19       92.54       1,750,236       68,120,110      7,944,839
     Phoenix, Arizona...........     30       94.33       2,016,336       67,410,869            --
     Portland, Oregon...........     20       84.94       1,330,129       48,088,129        420,803
     Reno, Nevada...............     25       93.82       3,522,929      126,216,442     10,971,214
     Salt Lake City, Utah.......      7       85.82       1,643,468       44,812,541            --
     San Antonio, Texas.........     43       92.13       3,532,803       91,303,011            --
     San Francisco (East Bay),
       California...............     52       88.91       5,327,385      216,449,454     14,523,505
     San Francisco (South Bay),
       California...............     71       94.02       3,694,781      230,616,372     18,201,359
     Seattle, Washington........     14       83.26       1,272,827       57,403,549      4,783,642
     St. Louis, Missouri........     13       86.82       1,251,825       36,927,803      8,643,324
     Tampa, Florida.............     62       85.59       3,602,788      134,538,930     28,025,849
     Tulsa, Oklahoma............      9       97.30         523,623       12,475,643            --
     Washington D.C./Baltimore,
       Maryland.................     39       93.04       3,303,854      140,563,733     36,680,066
     Other(5)...................      4      100.00         495,598       22,522,210        411,241
  Mexico:
     Juarez.....................     10      100.00         685,603       24,013,913            --
     Monterrey..................     11       95.53       1,267,603       51,421,800            --
     Reynosa....................     15       76.41       1,501,147       53,770,344            --
     Tijuana....................      5       96.00         756,410       26,136,345            --
                                  -----      ------     -----------   --------------   ------------
       Subtotal North America...  1,202       86.90     122,218,518    4,133,553,559    529,224,185
                                  -----      ------     -----------   --------------   ------------
  EUROPEAN MARKETS(6):
  Belgium (Liege)...............      1         --          241,652        6,711,644            --
  France (Lille)................      1         --          192,977        6,293,530            --
  Poland(7).....................      3       49.85         429,268       15,675,940            --
  Spain (Barcelona).............      1       45.41         273,190       11,314,793            --
                                  -----      ------     -----------   --------------   ------------
       Subtotal Europe(6).......      6       29.73       1,137,087       39,995,907            --
                                  -----      ------     -----------   --------------   ------------
       TOTAL OPERATING
          FACILITIES DIRECTLY
          OWNED AS OF DECEMBER
          31, 2001(4)...........  1,208       86.37%    123,355,605   $4,173,549,466   $529,224,185
                                  =====      ======     ===========   ==============   ============

                                                       RENTABLE                         TOTAL
                                            NO. OF      SQUARE       INVESTMENT     EXPECTED COST
                                            BLDGS.     FOOTAGE          (2)              (8)
                                            ------    ----------    ------------    -------------
FACILITIES UNDER DEVELOPMENT AS OF
  DECEMBER 31, 2001(9)(10):
  NORTH AMERICAN MARKETS:
  United States:
     Chicago, Illinois....................     3         972,351    $ 21,665,177    $ 43,594,737
     I-81 Corridor, Pennsylvania..........     1       1,059,654      20,548,389      37,959,871
     Las Vegas, Nevada....................     1         120,000         968,182       4,492,806
                                              --      ----------    ------------    ------------
       Subtotal North America.............     5       2,152,005      43,181,748      86,047,414
                                              --      ----------    ------------    ------------

                                                       RENTABLE                         TOTAL
                                            NO. OF      SQUARE       INVESTMENT     EXPECTED COST
                                            BLDGS.     FOOTAGE          (2)              (8)
                                            ------    ----------    ------------    -------------
  EUROPEAN MARKETS:
  France(11)..............................     3         925,316      12,928,623      29,107,823
  Germany (Dortmund)......................     1         176,487       3,889,163       9,280,056
  Hungary (Budapest)......................     1         231,426       2,954,806      10,176,277
  Italy (Milan)...........................     1         328,173       1,428,265      12,759,433
  Netherlands(12).........................     2         764,460      17,349,369      28,976,266
  Spain (Madrid)..........................     2         583,075       9,086,445      25,940,063
                                              --      ----------    ------------    ------------
       Subtotal Europe....................    10       3,008,937      47,636,671     116,239,918
                                              --      ----------    ------------    ------------
  ASIAN MARKET:
  Tokyo, Japan............................     1         196,476      40,726,363      52,212,717
                                              --      ----------    ------------    ------------
       Subtotal Asia......................     1         196,476      40,726,363      52,212,717
                                              --      ----------    ------------    ------------
       TOTAL FACILITIES UNDER DEVELOPMENT
          AS OF
       DECEMBER 31, 2001(9)(10)...........    16       5,357,418    $131,544,782    $254,500,049
                                              ==      ==========    ============    ============

                                                                      INVESTMENT    ENCUMBRANCES
                                                           ACREAGE       (2)            (3)
                                                           -------   ------------   ------------
LAND HELD FOR DEVELOPMENT AS OF DECEMBER 31, 2001(13):
  NORTH AMERICAN MARKETS:
  United States:
     Atlanta, Georgia....................................    201.4   $ 16,399,577    $       --
     Austin, Texas.......................................      7.2        763,323            --
     Baltimore, Maryland.................................      5.8      1,083,611            --
     Charlotte, North Carolina...........................     17.3      1,513,440            --
     Chicago, Illinois...................................    109.4     17,781,716            --
     Cincinnati, Ohio....................................    100.1      8,771,105            --
     Columbus, Ohio......................................     56.5      2,368,696            --
     Dallas/Ft. Worth, Texas.............................    147.4     11,624,808            --
     Denver, Colorado....................................      6.0        550,374            --
     El Paso, Texas......................................    106.9      6,534,545            --
     Ft. Lauderdale/Miami, Florida.......................     10.0      2,833,305            --
     Houston, Texas......................................     64.9      5,316,711            --
     I-95 Corridor, New Jersey...........................     25.4      2,096,018            --
     Indianapolis, Indiana...............................    123.4      8,564,040            --
     Kansas City, Kansas/Missouri........................     16.6      1,525,975            --
     Las Vegas, Nevada...................................     56.7      6,351,236       304,384
     Los Angeles/Orange County, California...............      9.2      1,623,022            --
     Louisville, Kentucky................................     42.4      4,059,823            --
     Memphis, Tennessee..................................    120.6      6,495,766            --
     Northern Virginia...................................     16.6      2,434,290            --
     Orlando, Florida....................................     28.1      2,841,892            --
     Portland, Oregon....................................     18.0      2,888,152            --
     Reno, Nevada........................................     30.2      4,178,309            --
     Salt Lake City, Utah................................     30.3      2,023,921            --
     San Antonio, Texas..................................     58.1      5,107,655            --
     San Francisco (East Bay) California.................     77.5      6,436,426     2,577,065
     Seattle Washington..................................     10.6      1,972,439            --
     Tampa, Florida......................................     51.1      3,543,063            --

                                                                      INVESTMENT    ENCUMBRANCES
                                                           ACREAGE       (2)            (3)
                                                           -------   ------------   ------------
  Mexico:
     Juarez..............................................     17.0      3,092,150            --
     Monterrey...........................................     25.9      3,928,849            --
     Reynosa.............................................     82.6      8,213,965            --
     Tijuana.............................................      7.5      1,501,998            --
                                                           -------   ------------    ----------
       Subtotal North America............................  1,680.7    154,420,200     2,881,449
                                                           -------   ------------    ----------
  EUROPEAN MARKETS:
     Belgium(14).........................................     12.5        830,967            --
     France(15)..........................................    101.7      7,464,633            --
     Germany(16).........................................     25.5      4,769,815            --
     Hungary (Budapest)..................................     55.7      4,858,243            --
     Italy (Milan).......................................      4.6      1,329,027            --
     Netherlands (Rotterdam).............................      5.0      1,401,685            --
     Poland (Warsaw).....................................     44.3      8,610,513            --
     Spain(17)...........................................     46.5     17,051,923            --
                                                           -------   ------------    ----------
          Subtotal Europe................................    295.8     46,316,806            --
                                                           -------   ------------    ----------
            TOTAL LAND HELD FOR DEVELOPMENT AS OF
            DECEMBER 31, 2001(13)........................  1,976.5   $200,737,006    $2,881,449
                                                           =======   ============    ==========

                                                                                         TOTAL
                                                       RENTABLE                         EXPECTED
                                   NO. OF               SQUARE        INVESTMENT          COST       ENCUMBRANCES
                                   BLDGS.   ACREAGE     FOOTAGE          (2)              (9)            (3)
                                   ------   -------   -----------   --------------    ------------   ------------
GRAND TOTALS AS OF DECEMBER 31,
  2001:
  Operating facilities(4)......... 1,208        n/a   123,355,605   $4,173,549,466             n/a   $529,224,185
  Facilities under development....    16        n/a     5,357,418      131,544,782    $254,500,049             --
  Land held for development.......   n/a    1,976.5           n/a      200,737,006             n/a      2,881,449
                                   -----    -------   -----------   --------------    ------------   ------------
      Totals...................... 1,224    1,976.5   128,713,023   $4,505,831,254(18) $254,500,049  $532,105,634
                                   =====    =======   ===========   ==============    ============   ============

---------------

 n/a Not Applicable

 (1) Percentage Occupancy is physical occupancy for the facility as of December 31, 2001. Operating facilities as of December 31, 2001 include recently completed development facilities in initial lease-up (including 3.2 million square feet completed in the fourth quarter of 2001) which impacts the overall occupancy percentage as of December 31, 2001.

 (2) Investment is as of December 31, 2001 and represents ProLogis' historical cost.

 (3) Certain facilities are pledged as collateral under ProLogis' mortgage notes, securitized debt and assessment bonds as of December 31, 2001. See
     Schedule III -- Real Estate and Accumulated Depreciation to ProLogis' Consolidated Financial Statements in Item 8 for specific facilities pledged.

 (4) All assets are utilized in the property operations segment. Includes 69 facilities aggregating 13.1 million square feet at an aggregate investment of $469.5 million that were developed in the CDFS business segment that are pending disposition or contribution to a real estate fund. See "Item
     1 -- Business -- Business Strategy and Operating Segments -- CDFS Business Segment".

 (5) Includes one facility each in Akron, Ohio; the I-81 Corridor
     (Pennsylvania); Brownsville, Texas and Norcross, Virginia.

 (6) ProLogis is committed to contribute all of its stabilized facilities developed in specified markets in Europe to ProLogis European Properties Fund, subject to meeting specified criteria, including leasing criteria. Generally upon completion, ProLogis holds distribution facilities in its operating portfolio in the property operations segment until such leasing criteria are met and the facility is contributed to the ProLogis European Properties Fund.

 (7) Includes two facilities in Poznan and one facility in Warsaw.

 (8) Represents the total expected cost at completion for facilities under development, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than costs incurred to date.

 (9) All of the facilities under development are expected to be utilized in the CDFS business segment. See "Item 1 -- Business -- ProLogis
     Trust -- Business Strategy and Operating Segments -- CDFS Business
     Segment".

(10) Includes 1.1 million square feet in the design and permitting stage.

(11) Includes one project in Le Havre and two projects in Marseille.

(12) Includes one project each in Tilburg and Venlo.

(13) All of the land held for future development is expected to be utilized in the CDFS business segment for the development of approximately 36.3 million square feet of distribution facilities. See "Item 1 -- Business -- Business Strategy and Operating Segments -- ProLogis Trust -- CDFS Business Segment". Does not include 1,294 acres of land controlled directly by ProLogis under option, letter of intent or contingent contract with the capacity of developing approximately 23.8 million square feet of distribution facilities.

(14) Includes land in Leige and Tongeren.

(15) Includes land in Le Havre and Lyon.

(16) Includes land in Dortmund and the Rhine/Ruhr region.

(17) Includes land in Barcelona and Madrid.

(18) See Schedule III -- Real Estate and Accumulated Depreciation to ProLogis' Consolidated Financial Statements in Item 8 for a reconciliation of this amount to ProLogis' total investment in real estate.

CONSOLIDATED ENTITIES

  Partnerships

     As of December 31, 2001, ProLogis held a majority interest in and controlled five real estate partnerships (collectively, the "Partnerships"), which are consolidated with the accounts of ProLogis.

     Generally, pursuant to the Partnership agreements, ProLogis or one of its wholly owned subsidiaries is the sole controlling general partner and has full responsibility for the management and control of the Partnerships. The limited partners have no authority to transact business for, or participate in the management decisions of, the Partnerships (except as noted below). However, any decision to amend certain provisions of the applicable partnership agreement, to dissolve a Partnership prior to the term set forth in the applicable partnership agreement or to enter into certain extraordinary transactions would require the consent of all limited partners. Pursuant to the partnership agreements, ProLogis or its wholly owned subsidiary, as the case may be, may not voluntarily withdraw from the applicable Partnership or transfer or assign its interests in the Partnership without the consent of all of the limited partners thereto. The limited partners may freely transfer their Partnership units to affiliates, provided that such transfer does not cause a termination of the Partnership under the Code and does not cause ProLogis to cease to comply with requirements under the Code for qualification as a REIT. Each of the Partnership agreements grants to the limited partners the right to exchange their Partnership units for ProLogis Common Shares, subject to certain conditions.

     For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the Partnerships are included in ProLogis' consolidated financial statements, and in the preceding real estate tables. The interests of the limited partners are reflected as minority interest. See Note 6 to ProLogis' Consolidated Financial Statements in Item 8.

     The Partnerships, whose assets are included in the property operations segment and in the tables under "-- Facilities", are as follows as of December 31, 2001:

                                                     INVESTMENT                        LIMITED
                                       FORMATION   IN REAL ESTATE     PROLOGIS'   PARTNERSHIP UNITS
ENTITY                                   DATE      (IN MILLIONS)      OWNERSHIP      OUTSTANDING
------                                 ---------   --------------     ---------   -----------------
ProLogis Limited Partnership-I.......    1993          $213.1(1)(2)     68.65%        4,520,532(3)
ProLogis Limited Partnership-II......    1994          $ 60.1(4)        97.82%           90,213(3)
ProLogis Limited Partnership-III.....    1994          $ 35.9(5)        79.63%          350,964(3)
ProLogis Limited Partnership-IV(6)...    1994          $106.1(7)        98.49%           68,612(3)
Meridian Realty Partners Limited
  Partnership........................      (8)         $ 10.4(9)        87.00%           29,712(10)

---------------
  (1) These facilities cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchanges.

  (2) Facilities are located in the San Francisco (both South Bay and East Bay) and Tampa markets.

  (3) Each unit is convertible into one Common Share.

  (4) Facilities are located in the Charlotte, Dallas/Ft. Worth, Denver, El Paso, San Francisco (East Bay), St. Louis and Washington, D.C./Baltimore markets.

  (5) Facilities are located in the Chicago, Ft. Lauderdale/Miami, Norfolk, Orlando, San Antonio and Tampa markets.

  (6) ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis-IV, Inc., and the contribution of distribution facilities from the limited partner. ProLogis Limited Partnership-IV and ProLogis-IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis-IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 2001, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis-IV, Inc., of $0.3 million and ProLogis-IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $0.3 million.

  (7) Facilities are located in the Akron, Cincinnati, Dallas/Ft. Worth, Ft. Lauderdale/Miami, I-95 Corridor (New Jersey), Orlando and Tampa markets.

  (8) Acquired in 1999 merger transaction. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

  (9) Facility is located in the Los Angeles/Orange County market.

 (10) Each unit is convertible into 1.1 Common Shares, plus $2.00.

  ProLogis Development Services

     ProLogis Development Services Incorporated ("ProLogis Development Services") is a subsidiary of ProLogis that operates in the CDFS business segment. ProLogis owned only the non-voting preferred stock of ProLogis Development Services, representing a 95% interest until October 2001 when ProLogis also acquired the voting common stock. ProLogis has advanced mortgage loans to fund ProLogis Development Services' acquisition, development and construction activities since its inception. A charitable trust owned the voting common stock of ProLogis Development Services prior to October 2001 but had no substantive role in the decision-making process regarding the operations of ProLogis Development Services. Accordingly, ProLogis consolidated ProLogis Development Services in its financial statements. ProLogis Development Services' real estate assets aggregated $396.1 million as of December 31, 2001 and consisted of operating facilities that have been developed for future sale, facilities under development and land positions. In October 2001, ProLogis acquired the voting common stock from the charitable trust for $1.3 million. As of December 31, 2001, ProLogis owned 100% of ProLogis Development Services and continues to consolidate ProLogis Development

Services in its financial statements. ProLogis Development Services is not a qualified REIT subsidiary under the Code. Accordingly, provisions for federal and state income taxes are recognized, as appropriate.

UNCONSOLIDATED ENTITIES

     As of December 31, 2001, ProLogis' investments in and advances to unconsolidated entities totaled $1.31 billion. These investments were structured to either allow ProLogis to comply with the requirements of the Code to qualify as a REIT or to further ProLogis' objective of increasing cash flows without raising additional capital through direct public debt and public equity offerings.

     ProLogis' investments in and advances to the Funds discussed below under "-- Property Operations" was $446.5 million as of December 31, 2001. These entities were all formed to allow ProLogis to access private capital for future development activities while still maintaining an ownership interest in the facilities. All of ProLogis' unconsolidated entities are discussed in Note 4 to ProLogis' Consolidated Financial Statements in Item 8. See also "Item
1 -- Business -- Business Strategy and Operating Segments".

     ProLogis' investments in and advances to the temperature-controlled distribution operating companies was $358.0 million as of December 31, 2001. ProLogis' investments in and advances to Kingspark S.A. was $500.0 million as of December 31, 2001. These companies produce income that is not REIT qualifying income (i.e., not rental income and mortgage interest income) under the Code; therefore, ProLogis has made a taxable REIT subsidiary election with respect to these investments. To maintain its qualification as a REIT, ProLogis can collectively invest in these taxable REIT subsidiaries in amounts up to 20% of the fair market value of ProLogis' total assets. ProLogis accounts for the investments in Kingspark S.A., ProLogis Logistics and Frigoscandia S.A. under the equity method.

     ProLogis' remaining investments in and advances to unconsolidated entities aggregated $41.9 million as of December 31, 2001. These remaining unconsolidated entities in which ProLogis has invested do not own real estate.

  Property Operations

     As of December 31, 2001, ProLogis had ownership interests ranging from 20% to 50% in six real estate funds accounted for under the equity method. See "Item
1. Business -- Business Strategy and Operating Segments -- Property Operations Segment" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

                                                       RENTABLE      PERCENTAGE
                                           NO. OF       SQUARE       OCCUPANCY        INVESTMENT
                                           BLDGS.      FOOTAGE          (1)              (2)
                                           ------     ----------     ----------     --------------
NORTH AMERICA:
  PROLOGIS CALIFORNIA:
     Los Angeles/Orange County,
       California........................    79       13,052,402        94.54%        $607,313,418(3)
                                            ---       ----------       ------       --------------
  PROLOGIS NORTH AMERICAN PROPERTIES FUND
     I:
     Atlanta, Georgia....................     5        1,172,168        97.54%          40,975,465
     Chicago, Illinois...................     1          249,576       100.00           14,764,132
     Cincinnati, Ohio....................     2          297,720       100.00           15,041,736
     Columbus, Ohio......................     2          888,691       100.00           30,245,268
     Dallas/Ft. Worth, Texas.............     3        1,221,934       100.00           49,898,215
     Denver, Colorado....................     2          198,892       100.00            9,137,134
     El Paso, Texas......................     1          354,159       100.00           13,625,549
     Houston, Texas......................     2          238,450       100.00           10,880,017
     I-95 Corridor, New Jersey...........     5        1,100,320        77.83           58,898,886
     Indianapolis, Indiana...............     2          719,829       100.00           21,564,441
     Louisville, Kentucky................     3          905,800        93.38           33,619,576
     Nashville, Tennessee................     1          412,800       100.00           14,630,863
     Phoenix, Arizona....................     1          156,410       100.00            6,779,278

                                                       RENTABLE      PERCENTAGE
                                           NO. OF       SQUARE       OCCUPANCY        INVESTMENT
                                           BLDGS.      FOOTAGE          (1)              (2)
                                           ------     ----------     ----------     --------------
     Salt Lake City, Utah................     3          396,600       100.00           17,024,016
     San Antonio, Texas..................     1          244,800       100.00            9,033,476
     San Francisco (East Bay),
       California........................     2          404,400       100.00           16,970,970
                                            ---       ----------       ------       --------------
       Total ProLogis North American
          Properties Fund I..............    36        8,962,549        96.29%         363,089,022(4)
                                            ---       ----------       ------       --------------
  PROLOGIS NORTH AMERICAN PROPERTIES FUND
     II:
     Austin, Texas.......................     4          324,800       100.00%          17,818,712
     Charlotte, North Carolina...........     2          178,000       100.00            7,778,773
     Bethlehem, Pennsylvania.............     1          528,670       100.00           25,408,173
     Chicago, Illinois...................     4          510,725        95.39           37,816,873
     Dallas/Ft. Worth, Texas.............     4          669,416       100.00           25,611,642
     Denver, Colorado....................     1          104,400       100.00            5,408,832
     El Paso, Texas......................     1          239,133       100.00           10,309,355
     Ft. Lauderdale/Miami, Florida.......     3          383,650        94.24           23,600,597
     I-95 Corridor, New Jersey...........     1          501,400       100.00           26,252,724
     Reno, Nevada........................     1          169,625       100.00            7,161,655
     San Antonio, Texas..................     1          160,000        95.00            6,737,467
     San Francisco (East Bay),
       California........................     1           89,626       100.00            4,308,250
     Washington D.C./Baltimore,
       Maryland..........................     3          617,225       100.00           35,369,212
                                            ---       ----------       ------       --------------
       Total ProLogis North American
          Properties Fund II.............    27        4,476,670        98.80%         233,582,265(5)
                                            ---       ----------       ------       --------------
  PROLOGIS NORTH AMERICAN PROPERTIES FUND
     III:
     Atlanta, Georgia....................     2          151,600        78.89%           6,941,181
     Austin, Texas.......................     6          282,100       100.00           15,263,908
     Charlotte, North Carolina...........     1          136,000       100.00            5,354,740
     Cincinnati, Ohio....................     5        1,044,390        97.55           44,952,875
     Columbus, Ohio......................     1          289,280        62.50            8,818,466
     Denver, Colorado....................     1          104,400        50.00            5,541,858
     Houston, Texas......................     1          140,000       100.00            5,472,330
     1-95 Corridor, New Jersey...........     1          204,000       100.00           10,539,450
     Las Vegas, Nevada...................     1          235,520       100.00            9,822,165
     Orlando, Florida....................     4          361,866        97.16           18,051,068
     Portland, Oregon....................     2          200,600       100.00           10,652,872
     San Francisco (East Bay),
       California........................     1          351,788       100.00           15,363,132
     Seattle, Washington.................     1          117,620       100.00            5,810,127
     St. Louis, Missouri.................     2          370,000       100.00           14,911,376
     Washington D.C./Baltimore,
       Maryland..........................     5          391,325        84.53           29,487,608
                                            ---       ----------       ------       --------------
       Total ProLogis North American
          Properties Fund III............    34        4,380,489        93.40%         206,983,156(5)
                                            ---       ----------       ------       --------------
  PROLOGIS NORTH AMERICAN PROPERTIES FUND
     IV:
     Atlanta, Georgia....................     3          252,800        96.54%          13,423,032
     Columbus, Ohio......................     1        1,014,592       100.00           27,981,682
     Dallas/Ft. Worth, Texas.............     1          180,440       100.00           10,968,907
     Denver, Colorado....................     2          357,400       100.00           15,001,861
     El Paso, Texas......................     1          153,034       100.00            5,706,949
     Ft. Lauderdale/Miami, Florida.......     1          421,101       100.00           17,188,237

                                                       RENTABLE      PERCENTAGE
                                           NO. OF       SQUARE       OCCUPANCY        INVESTMENT
                                           BLDGS.      FOOTAGE          (1)              (2)
                                           ------     ----------     ----------     --------------
     I-95 Corridor, New Jersey...........     1          181,370       100.00            9,146,620
     Phoenix, Arizona....................     1          273,586       100.00            9,878,832
     Portland, Oregon....................     4          426,780        86.73           24,298,519
     San Antonio, Texas..................     2          213,800        81.29           10,025,535
                                            ---       ----------       ------       --------------
       Total ProLogis North American
          Properties Fund IV.............    17        3,474,903        96.97%         143,620,174(5)
                                            ---       ----------       ------       --------------
          Subtotal North America.........   193       34,347,013        95.65%       1,554,588,035
                                            ---       ----------       ------       --------------
EUROPE:
  PROLOGIS EUROPEAN PROPERTIES FUND(6):
     Belgium (Tongeren)..................     1          226,797       100.00%           8,182,346
     France:
       Lille.............................     2          376,492       100.00           12,041,250
       Lyon..............................     7        1,742,855       100.00           57,324,322
       Marseille.........................     4          646,336        99.93           27,905,770
       Metz..............................     1          193,042       100.00            6,456,808
       Orleans...........................     3          704,504       100.00           25,206,123
       Paris.............................    56        6,537,229        92.39          307,509,469
       Vatry.............................     2          675,312       100.00           22,868,192
     Germany(7)..........................     3          726,850       100.00           44,740,447
     Italy (Milan).......................     3          677,250       100.00           33,327,848
     Netherlands:
       Amsterdam.........................     5          804,565       100.00           54,312,262
       Haaften...........................     1          499,880       100.00           16,361,993
       Rotterdam.........................     9        1,750,236       100.00           83,064,149
       Tilburg...........................     1          307,614       100.00           17,204,525
       Veghel............................     1          210,974       100.00            8,985,189
       Venlo.............................     1          232,384       100.00           10,726,219
     Poland (Warsaw).....................     7        1,151,747        94.90           74,074,976
     Spain (Barcelona)...................     3          649,327       100.00           37,122,802
     United Kingdom(6):
       East Midlands.....................    10        2,137,307       100.00          187,034,420
       West Midlands.....................    12        1,569,827       100.00          155,133,048
       North.............................     1          129,047       100.00           11,135,046
       North East........................     1          120,000       100.00            9,330,661
       South East........................     7        1,059,957       100.00          151,056,603
                                            ---       ----------       ------       --------------
       Total ProLogis European Properties
          Fund...........................   141       23,129,532        97.59%       1,361,104,468(8)
                                            ---       ----------       ------       --------------
       TOTAL UNCONSOLIDATED ENTITIES.....   334       57,476,545        96.43%      $2,915,692,503
                                            ===       ==========       ======       ==============

---------------

  (1) Percentage Occupancy is physical occupancy for the facility as of December 31, 2001.

  (2) Investment represents 100% of the entities' historical cost in the assets as of December 31, 2001.

  (3) ProLogis had a 50% ownership interest in ProLogis California as of December 31, 2001.

  (4) ProLogis had a 41.3% ownership interest in ProLogis North American Properties Fund I as of December 31, 2001.

  (5) As of December 31, 2001, ProLogis had a 20% ownership interest in each of ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis North American Properties Fund IV.

  (6) ProLogis European Properties Fund's assets in the United Kingdom are all located in England. ProLogis manages the assets in England on a regional basis. Leicester and Northampton are located in the East Midlands region, Birmingham is located in the West Midlands region and London is located in the South East region.

  (7) Includes one facility each in Dortmund and the Rhine/Ruhr region.

  (8) ProLogis had a 35.4% ownership interest in ProLogis European Properties Fund as of December 31, 2001.

  CDFS Business

     ProLogis recognizes in excess of 99% of the earnings of Kingspark S.A. under the equity method. As of December 31, 2001 Kingspark S.A. owned 16 operating facilities aggregating 1.6 million square feet at an investment of
140.5 million and 13 facilities under development aggregating 2.4 million square feet with an expected cost at completion of $262.2 million. In addition, Kingspark S.A. owned 185 acres and controlled 1,595 acres of land through purchase option, letter of intent, development rights agreement or contingent contract as of December 31, 2001. This land has the combined capacity for the future development of approximately 25.9 million square feet of distribution facilities. Kingspark S.A.'s facilities and land acreage are located in 6 cities or regions in the United Kingdom. See "Item 1. Business -- Business Strategy and Operating Segments -- CDFS Business Segment", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- CDFS Business" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

  Temperature-Controlled Distribution Operations

     See "Item 1. Business -- Business Strategy and Operating
Segments -- Temperature-Controlled Distributions Operations Segment" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Temperature-Controlled Distribution Operations" for a discussion of the facilities owned and leased by the companies in which ProLogis has invested in this operating segment.

ITEM 3. LEGAL PROCEEDINGS

     ProLogis and its unconsolidated entities from time to time may be a party to a variety of legal proceedings arising in the ordinary course of its business. Such matters generally are not expected to have a material adverse effect on ProLogis' business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     ProLogis' Common Shares are listed on the New York Stock Exchange ("NYSE") under the symbol "PLD". The following table sets forth the high and low sale prices of the Common Shares as reported in the NYSE Composite Tape, and distributions per Common Share, for the periods indicated.

                                                                              PER
                                                                          COMMON SHARE
                                                     HIGH        LOW      DISTRIBUTION
                                                    -------    -------    ------------
2000:
  First Quarter...................................  $19.875    $17.563      $ 0.335(1)
  Second Quarter..................................   22.063     18.813        0.335
  Third Quarter...................................   24.688     21.250        0.335
  Fourth Quarter..................................   23.750     19.438        0.335
2001:
  First Quarter...................................  $22.937    $19.730      $ 0.345(2)
  Second Quarter..................................   22.950     19.650        0.345
  Third Quarter...................................   23.300     19.350        0.345
  Fourth Quarter..................................   22.800     19.600        0.345
2002:
  First Quarter...................................  $24.150    $20.960      $ 0.355(3)
  Second Quarter (through April 3, 2002)..........  $23.490    $23.030           --

---------------

(1) Declared in the fourth quarter of 1999 and paid in the first quarter of 2000.

(2) Declared in the fourth quarter of 2000 and paid in the first quarter of 2001.

(3) Declared in the fourth quarter of 2001 and paid on February 28, 2002.

     On April 3, 2002, ProLogis had approximately 177,427,212 Common Shares outstanding, which were held of record by approximately 10,380 shareholders.

     In January 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares have been and will continue to be repurchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. During 2001, 778,400 Common Shares were repurchased under this program at a total cost of $16.0 million.

     ProLogis redeemed all of its outstanding Series B cumulative convertible redeemable preferred shares of beneficial interest ("Series B Convertible Preferred Shares") as of March 20, 2001. Prior to the call for redemption, 163,827 Series B Convertible Preferred Shares were converted into 210,026 Common Shares. Subsequent to the call for redemption, 5,908,971 Series B Convertible Preferred Shares were converted into 7,575,301 Common Shares. The remaining 183,302 Series B Convertible Preferred Shares outstanding on March 20, 2001 were redeemed at a price of $25.00 per share, plus $0.442 in accrued and unpaid dividends. The aggregate redemption cost (including accrued dividends) of the Series B Convertible Preferred Shares was $4.7 million.

     ProLogis redeemed all 5,400,000 of its outstanding Series A cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") as of May 8, 2001 at the price of $25.00 per share, plus $0.2481 in accrued and unpaid dividends. The aggregate redemption cost (including accrued dividends) of the Series A Preferred Shares was $136.3 million.

     In 2001, ProLogis issued 25,000 Common Shares, upon exchange of limited partnership units in one or more of the Partnerships. See "Item 2. Properties -- Facilities -- Consolidated Entities". The Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act.

  Distributions and Dividends

     In order to qualify as a REIT under the Code, ProLogis is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (a) 90% of its "REIT taxable income" computed without regard to the dividends paid deduction and its net capital gain and (b) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. ProLogis' distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting ProLogis to retain funds for capital improvements, investment activities and other cash needs.

     ProLogis announces the following year's projected annual Common Share distribution level after the annual budget review and approval by the Board in December of each year. At a meeting in December 2001, the Board announced a projected increase in the annual distribution level for 2002 from $1.38 to $1.42 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the year. Also at the December meeting, the Board declared a distribution of $0.355 per Common Share for the first quarter of 2002. This distribution was paid on February 28, 2002 to holders of Common Shares on February 14, 2002.

     For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed ProLogis' current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder's Common Shares. ProLogis annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions on Common Shares (amounts for 2001 are estimated):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Per Common Share:
  Ordinary income...........................................  $1.09    $1.19    $0.84
  Capital gains.............................................   0.19     0.15     0.35
  Return of capital.........................................   0.10       --     0.11
                                                              -----    -----    -----
          Total.............................................  $1.38    $1.34    $1.30
                                                              =====    =====    =====

     On May 3, 1999, ProLogis paid a distribution to holders of the common stock of Meridian Industrial Trust Inc., ("Meridian") which was merged with and into ProLogis on March 30, 1999. The distribution was paid to holders of the common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the merger, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the merger. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

     Annual dividends per preferred share were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------
                                                           2001(1)    2000(2)    1999(3)
                                                           -------    -------    -------
Series A Preferred Shares................................   $0.84(4)   $2.35      $2.35
Series B Convertible Preferred Shares....................   $0.44(4)   $1.75      $1.75
Series C Preferred Shares................................   $4.27      $4.27      $4.27
Series D Preferred Shares................................   $1.98      $1.98      $1.98
Series E Preferred Shares................................   $2.19      $2.19      $1.64(5)

---------------

(1) For federal income tax purposes, $0.71 of the Series A dividend, $0.38 of the Series B dividend, $3.63 of the Series C dividend, $1.68 of the Series D dividend and $1.86 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(2) For federal income tax purposes $2.08 of the Series A dividend, $1.55 of the Series B dividend, $3.78 of the Series C dividend, $1.75 of the Series D dividend and $1.94 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(3) For federal income tax purposes $1.65 of the Series a dividend, $1.23 of the Series B dividend, $3.00 of the Series C dividend, $1.39 of the Series D dividend and $1.15 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(4) The Series A Preferred Shares were redeemed as of May 8, 2001 and the Series B Convertible Preferred Shares were redeemed as of March 20, 2001.

(5) For the period from date of issuance to December 31, 1999.

     On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million ($0.5469 per share) on the Series E cumulative redeemable preferred shares of beneficial interest ("Series E Preferred Shares"), of which $729,200 related to Meridian's series D preferred stock that was accrued by Meridian and assumed by ProLogis in connection with the merger. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends for the then-current dividend period with respect to the preferred shares.

     ProLogis' tax return for the year ended December 31, 2001 has not been filed. The taxability information for 2001 is based upon the best available data. ProLogis' tax returns for prior years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions is subject to change.

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

  Common Share Plans

     ProLogis' holders of Common Shares may acquire additional Common Shares by automatically reinvesting distributions under the 1999 Dividend Reinvestment and Share Purchase Plan (the "1999 Common Share Plan"). Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive distributions as declared. The 1999 Common Share Plan also allows both holders of Common Shares and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1999 Common Share Plan at a price equal to

98% of the market price of such Common Shares. During 2001, ProLogis generated net proceeds of $67.1 million from the issuance of 3,261,000 Common Shares under the 1999 Common Share Plan.

     In May 2001, ProLogis' shareholders approved the establishment of the ProLogis Trust Employee Share Purchase Plan (the "Employee Share Plan"). Under the terms of the Employee Share Plan, employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the fair market value of such Common Shares. Subject to certain provisions, the aggregate number of Common Shares which may be issued under the Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002.

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

                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                          2001         2000         1999         1998          1997
                                       ----------   ----------   ----------   -----------   ----------
OPERATING DATA:
  Rental income......................  $  465,777   $  480,088   $  491,826   $   345,046   $  284,533
  Other real estate income...........     104,436       78,103       46,678        17,554       12,291
  Income (loss) from unconsolidated
     entities(1)(2)..................     (51,222)      78,063       22,519         2,755        3,278
  Total income(1)(2).................     523,125      643,521      567,392       368,107      302,494
  Rental expenses, net of
     recoveries......................      28,700       27,177       33,501        27,120       27,008
  REIT management fees paid to
     affiliate.......................         --           --           --            --        17,791
  General and administrative.........      50,274       44,954       38,284        22,893        6,770
  Interest expense...................     163,629      172,191      170,746        77,650       52,704
  Earnings before minority
     interest(1)(2)(3)...............     133,043      241,807      166,549       107,617       42,392
  Gain on disposition of real estate,
     net.............................      10,008        1,314       38,994         5,565        7,378
  Foreign currency hedge income
     (expense).......................         --           --           --          2,054       (6,028)
  Foreign currency exchange gains
     (losses), net...................      (3,721)     (17,927)     (16,818)        2,938         (348)
  Total income taxes.................       4,725        5,130        1,472         2,164           85
  Cumulative effect of accounting
     change(4).......................         --           --         1,440           --           --
  Preferred share dividends..........      37,309       56,763       56,835        49,098       35,318
  Net earnings attributable to Common
     Shares(1) (2)(3)(4).............      90,835      157,715      123,999        62,231        4,431
  Common Share cash distributions
     paid(5).........................  $  237,691   $  219,333   $  208,969   $   151,050   $  106,556

PER SHARE DATA:
  Basic net earnings attributable to
     Common Shares(1)(2)(3)(4).......  $     0.53   $     0.96   $     0.81   $      0.51   $     0.04
  Diluted net earnings attributable
     to Common Shares................        0.52         0.96         0.81          0.51         0.04
  Series A Preferred Share dividends
     paid............................        0.84         2.35         2.35          2.35         2.35
  Series B Convertible Preferred
     Share dividends paid............        0.44         1.75         1.75          1.75         1.75
  Series C Preferred Share dividends
     paid............................        4.27         4.27         4.27          4.27         4.27
  Series D Preferred Share dividends
     paid............................        1.98         1.98         1.98          1.42          --
  Series E Preferred Share dividends
     paid(6).........................        2.19         2.19         1.64           --           --

                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                          2001         2000         1999         1998          1997
                                       ----------   ----------   ----------   -----------   ----------
  Common Share distributions
     paid(6).........................  $     1.38   $     1.34   $     1.30   $      1.24   $     1.07
  Weighted average Common Shares
     outstanding:
          Basic......................     172,755      163,651      152,412       121,721      100,729
          Diluted....................     175,197      164,401      152,739       122,028      100,869
OTHER DATA:
  Reconciliation of net earnings to
     funds from
     operations(1)(2)(3)(4)(7):
  Net earnings attributable to Common
     Shares(1)(2)(3)(4)..............  $   90,835   $  157,715   $  123,999   $    62,231   $    4,431
  Add (Deduct):
     Real estate related depreciation
       and amortization..............     137,033      146,859      150,050        99,514       76,275
     Gain on disposition of non-CDFS
       business segment assets.......     (10,008)      (1,314)     (38,994)       (5,565)      (7,378)
     Foreign currency exchange
       (gains) losses, net...........       1,484       19,569       16,596        (3,227)         348
     Deferred income tax expense
       (benefit).....................       2,258        4,230          --          1,796          --
     Cumulative effect of accounting
       change........................         --           --         1,440           --           --
     ProLogis' share of reconciling
       items of unconsolidated
       entities:
       Real estate related
          depreciation and
          amortization...............      63,948       57,366       49,644        36,489        2,419
       Write-down of operating assets
          and other impairment
          charges(1).................      88,413          --           --            --           --
       (Gain) loss on disposition of
          non-CDFS business segment
          assets.....................       4,417         (744)         826           179          --
       Foreign currency exchange
          (gains) losses, net........       8,204       (2,773)      14,650        14,208          --
       Deferred income tax expense
          (benefit)..................     (12,171)      (4,190)         510        (2,929)         --
       Cumulative effect of
          accounting change..........         --           --         1,480           --           --
                                       ----------   ----------   ----------   -----------   ----------
Funds from operations attributable to
  Common Shares(1)(2)(3)(4)(7):......  $  374,413   $  376,718   $  320,201   $   202,696   $   76,095
                                       ==========   ==========   ==========   ===========   ==========
Weighted average Common Shares
  outstanding:
     Basic...........................     172,755      163,651      152,412       121,721      100,729
     Diluted(8)......................     180,284      178,166      167,421       137,153      106,059
Net cash provided by operating
  activities.........................  $  346,860   $  325,158   $  271,376   $   238,253   $  192,473
Net cash provided by (used in)
  investing activities...............     100,020     (381,513)     (34,350)   (1,264,722)    (571,061)
Net cash provided by (used in)
  financing activities...............  $ (476,761)  $   44,887   $ (230,828)  $ 1,064,600   $  398,827

                                                                 DECEMBER 31,
                                        --------------------------------------------------------------
                                           2001         2000         1999         1998         1997
                                        ----------   ----------   ----------   ----------   ----------
FINANCIAL POSITION:
  Real estate owned, at cost..........  $4,387,456   $4,502,087   $4,811,255   $3,476,704   $2,846,591
  Land held for development...........     200,737      187,405      163,696      180,796      159,645
  Investments in and advances to
     unconsolidated entities..........   1,310,735    1,453,148      940,364      733,863       86,139
  Total assets........................   5,603,941    5,946,334    5,848,040    4,330,729    3,033,953
  Lines of credit and short-term
     borrowings(10)...................     375,875      439,822       98,700      494,300          --
  Senior unsecured debt...............   1,670,359    1,699,989    1,729,630    1,083,641      724,052
  Mortgage notes and other secured
     debt.............................     532,106      537,925      695,586      227,804      133,028
  Total liabilities...................   2,882,303    2,972,333    2,832,232    2,023,066    1,003,912
  Minority interest...................      45,639       46,630       62,072       51,295       53,304
  Total shareholders' equity..........  $2,675,999   $2,927,371   $2,953,736   $2,256,368   $1,976,737
  Number of Common Shares
     outstanding......................     175,888      165,287      161,825      123,416      117,364

---------------
 (1) Income (loss) from unconsolidated entities, total income, earnings before minority interest, net earnings attributable to Common Shares and funds from operations attributable to Common Shares for 2001 include charges of $88.4 million representing ProLogis' share of the write-downs of operating assets and other impairment charges of its unconsolidated entities operating in the temperature-controlled distribution operations segment and charges of $5.8 million representing ProLogis' share of the write-downs of technology related investments of these entities. The technology related charges are included in funds from operations attributable to Common Shares. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of
     Operations -- Temperature-Controlled Distribution Operations".

 (2) Income (loss) from unconsolidated entities, total income, earnings before minority interest, net earnings attributable to Common Shares and funds from operations attributable to Common Shares for 2001 include charges of $37.0 million representing ProLogis' share of the write-downs of technology related investments of two of ProLogis' unconsolidated entities. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Income and Expense Items -- Income (Loss) from Unconsolidated Entities".

 (3) Earnings before minority interest, net earnings attributable to Common Shares and funds from operations attributable to Common Shares for 1999 and 1998 reflect $0.9 million and $26.1 million, respectively, of mark to market expense associated with two interest rate hedge agreements that, due to changing market conditions, no longer qualified for hedge accounting treatment under generally accepted accounting principles ("GAAP"). Earnings before minority interest, net earnings attributable to Common Shares and funds from operations attributable to Common Shares for 1997 reflect the one-time, non-cash charge of $75.4 million associated with the costs incurred in acquiring ProLogis' management companies from Security Capital in September 1997.

 (4) For 1999, net earnings attributable to Common Shares includes a one-time expense of $1.4 million related to unamortized organization and start-up costs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Other Income and Expense Items -- Cumulative Effect of Accounting Change".

 (5) For 1999, includes $11.1 million paid to Meridian shareholders. See "Item
     5. Market for the Registrant's Common Equity and Related Stockholder Matters -- Distributions and Dividends".

 (6) Does not include dividends paid to Meridian shareholders. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters -- Distributions and Dividends".

 (7) Amounts presented for the years 1997 through 1999 have been restated from amounts previously presented in those years to reflect a change in the definition of funds from operations effective in 2000. Funds from operations is discussed and defined in "Item 7 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Funds from Operations". Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated

     Statement of Cash Flows in ProLogis' Consolidated Financial Statements in
     Item 8. Cash distributions paid to shareholders are presented above in the "Operating Data" section of this table. Funds from operations should not be considered as an alternative to net income as an indicator of ProLogis' operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of ProLogis' ability to fund its capital improvements, investment activities and other cash needs.

 (8) In calculating the weighted average Common Shares for funds from operations purposes, weighted average Series B Convertible Preferred Shares and weighted average limited partnership units are considered common stock equivalents. The weighted average Series B Convertible Preferred Shares included are 1,544,000, 8,417,000, 9,221,000 and 10,055,000 for 2001, 2000,
     1999 and 1998, respectively. The amount of dividends associated with the Series B Convertible Preferred Shares are $81,000, $11,358,000, $12,523,000 and $13,668,000 and for 2001, 2000, 1999 and 1998, respectively. The effect of the Series B Convertible Preferred Shares in 1997 was anti-dilutive. The weighted average limited partnership units included are 5,087,000, 5,348,000, 5,461,000, 5,070,000 and 5,190,000 for 2001, 2000, 1999, 1998
     and 1997, respectively. The minority interest share of earnings associated with these limited partnership units are $5,968,000, $5,586,000, $4,979,000, $4,681,000 and $3,560,000 for 2001, 2000, 1999, 1998 and 1997,
     respectively.

(10) As of April 3, 2002, ProLogis had $107.0 million of borrowings outstanding under its U.S. dollar denominated line of credit resulting in $448.5 million of borrowing capacity available ($453.0 million reduced by $4.5 million of letters of credit outstanding). As of April 3, 2002, ProLogis had the currency equivalent of approximately $226.8 million (based on currency exchange rates quoted by Reuters) outstanding on its multi-currency lines of credit resulting in the currency equivalent of $58.9 million (based on currency exchange rates quoted by Reuters) of borrowing capacity available. As of April 3, 2002, ProLogis had the currency equivalent of approximately $46.7 million (based on currency exchange rates quoted by Reuters) outstanding on its Japanese yen denominated line of credit resulting in the currency equivalent of approximately $137.9 million (based on currency exchange rates quoted by Reuters) of borrowing capacity available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with ProLogis' Consolidated Financial Statements and the notes thereto included in Item 8 of this report.

     Some statements contained in this discussion are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs, and assumptions made by management, they involve uncertainties that could significantly impact ProLogis financial results. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Specifically, but not limited to, comments concerning ProLogis' expectations with respect to the North American economy, its ability to raise private capital and generate income in the CDFS business segment and its plans for its investments in the temperature-controlled distribution operations segment are forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis' markets that could adversely affect demand for ProLogis' facilities and the creditworthiness of ProLogis' customers,
(ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations, (iii) increased or unanticipated competition for distribution facilities in ProLogis' target market cities; (iv) the availability of private capital to ProLogis and (v) those factors discussed under "-- Risk Factors".

CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the portrayal of an entity's financial condition and results of operations, and requires judgment on the part of management. Generally, the judgment requires management to make estimates about the effect of matters that are inherently uncertain. Of the accounting policies discussed in Note 2 to ProLogis' Consolidated Financial Statements in Item 8, those presented below have been identified by ProLogis as critical accounting policies.

  Consolidation

     ProLogis' consolidated financial statements include the accounts of ProLogis Trust and its wholly owned subsidiaries and its majority-owned and controlled subsidiaries and partnerships. All subsidiaries in which ProLogis owns a majority voting interest are consolidated. Investments in entities that are not consolidated but in which ProLogis has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Management's judgments with respect to its level of influence or control of each entity includes the consideration of factors including the form of ProLogis' ownership interest, representation on the board of directors, size of investment (including loans) and participation in policy making decisions. Investments in entities that ProLogis does not control or for which ProLogis does not exercise significant influence are carried at cost or fair value, as appropriate. All material intercompany accounts and transactions, including transactions with unconsolidated entities, are eliminated in ProLogis' consolidated financial statements. Management's ability to make these judgements affects the presentation of these investments in its financial statements and, consequently, its financial position and results of operations which are used by its shareholders, potential investors, industry analysts and lenders to evaluate the company.

  Recoverability of Investments in Long-Lived Assets

     ProLogis' management periodically reviews long-lived assets (primarily real estate and investments in unconsolidated entities) for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of the fair value of the investment involves significant judgment. This judgment is based on management's analysis of the future operating results and resulting cash flows of each long-lived asset. Management's ability to accurately predict future cash flows may impact the determination of fair value.

     In the event that a decline in fair value of a long-lived asset occurs, ProLogis' management may be required to make a determination as to whether the decline in fair value is other than temporary. Management's assessment as to the nature of a decline in fair value is primarily based on estimates of future operating results, the resulting cash flows and the intent to hold the long-lived asset. If an investment is considered impaired and the decline in value is considered to be other than temporary, a write-down is recognized.

  Revenue Recognition

     ProLogis recognizes gains or losses from the disposition of real estate assets generally at the time the title to the asset is transferred and ProLogis has no future involvement with the asset sold. In certain transactions, an entity in which ProLogis has an ownership interest will acquire the real estate assets from ProLogis. Management makes judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that ProLogis can recognize given its level of future involvement in the entities that are acquiring the assets. Management's ability to accurately assess the provisions of each disposition transaction under the accounting guidelines for revenue recognition may impact its financial position and results of operations which are used by shareholders, potential investors, industry analysts and lenders to evaluate the company.

  Depreciation and Useful Lives of Real Estate Assets

     ProLogis' management estimates the useful lives of its depreciable long-lived assets (primarily real estate assets) in order to record depreciation expense related to these assets. Management's ability to accurately estimate the useful lives of its long-lived assets is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying value of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized by ProLogis.

RESULTS OF OPERATIONS

     ProLogis' net earnings attributable to Common Shares were $90.8 million in 2001, $157.7 million in 2000 and $124.0 million in 1999. In 2001, basic and diluted per share net earnings attributable to Common Shares were $0.53 and $0.52 per share, respectively. Basic and diluted net earnings attributable to Common Shares were $0.96 per share in 2000 and $0.81 per share in 1999.

     As ProLogis shifted the primary focus of its development activities to the development of assets to be sold or contributed to real estate funds, the CDFS business segment had an integral role in ProLogis' business strategy in 2001 and 2000. The CDFS business segment provided capital for ProLogis to fund its development activities and generated profits that contributed to ProLogis' total income. ProLogis' net operating income from this segment increased by $39.3 million in 2001 over 2000, and by $51.4 million in 2000 over 1999, primarily the result of the volume of contributions of facilities developed by ProLogis and Kingspark S.A. to real estate funds in which ProLogis maintains an ownership interest, as well as dispositions to third parties. ProLogis' property operations segment's net operating income decreased by $17.2 million in 2001 from 2000, and increased by $41.6 million in 2000 over 1999. The decrease in 2001 is primarily the result of dispositions of assets from this operating segment. The increase in 2000 is primarily the result of the recognition of income from the distribution facilities acquired in the 1999 merger transaction for a full year. See Note 10 to ProLogis' Consolidated Financial Statements in
Item 8. This operating segment's net income includes rental income and net rental expenses from facilities directly owned by ProLogis and also its share of the income of the Funds and the management fees earned from the Funds. ProLogis' share of the combined losses of its unconsolidated entities operating in the temperature-controlled distribution operations segment increased by $103.1 million in 2001 over 2000 and increased by $14.8 million in 2000 over 1999, primarily the result of write-downs of the operating assets of these companies and other impairment charges in 2001 and poor operating performance in 2000. See "-- Property Operations", "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations".

  Property Operations

     ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated (square feet in thousands):

                                                                    DECEMBER 31,
                                               ------------------------------------------------------
                                                     2001               2000               1999
                                               ----------------   ----------------   ----------------
                                                        SQUARE             SQUARE             SQUARE
                                               NUMBER   FOOTAGE   NUMBER   FOOTAGE   NUMBER   FOOTAGE
                                               ------   -------   ------   -------   ------   -------
Direct ownership(1)..........................  1,208    123,356   1,244    126,275   1,328    133,688
ProLogis California(2).......................     79     13,052      77     12,395      78     11,500
ProLogis North American Properties Fund
  I(1)(3)....................................     36      8,963      33      8,031      --         --
ProLogis North American Properties Fund
  II(1)(4)...................................     27      4,477       3        440      --         --
ProLogis North American Properties Fund
  III(1)(5)..................................     34      4,380      --         --      --         --
ProLogis North American Properties Fund
  IV(1)(6)...................................     17      3,475      --         --      --         --
ProLogis European Properties Fund and
  ProLogis European Properties S.a.r.l.(7)...    141     23,130     104     14,385      18      3,359
                                               -----    -------   -----    -------   -----    -------
     Totals..................................  1,542    180,833   1,461    161,526   1,424    148,547
                                               =====    =======   =====    =======   =====    =======

---------------

(1) Includes operating facilities directly owned by ProLogis. See "Item 2. Properties -- Facilities" and "Item 2. Properties -- Consolidated Entities". The decrease in 2001 from 2000 is primarily the result of the formation of two of the Funds and the increase in the size of one other of the Funds in 2001 whose entire portfolios consist of distribution facilities that were previously directly owned by ProLogis. The decrease in 2000 from 1999 represents the growth of ProLogis European Properties Fund in 2000, a significant portion of which is a result of acquiring distribution facilities from ProLogis, and the formation of ProLogis North American Properties Fund I in 2000 whose entire portfolio consists of distribution facilities that were previously directly owned by ProLogis.

(2) ProLogis has had a 50% ownership interest in ProLogis California since its inception on August 26, 1999. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

(3) ProLogis had a 41.3% and 20% ownership interest as of December 31, 2001 and 2000, respectively. This entity was formed on June 30, 2000 with the acquisition of 33 distribution facilities from ProLogis. In January 2001, ProLogis contributed three additional distribution facilities to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million, increasing its ownership interest to 41.3% as of January 15, 2001. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

(4) ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund II since its inception on June 30, 2000. This entity originally acquired three distribution facilities from ProLogis in 2000. All of the 24 distribution facilities acquired by this entity in 2001 were previously owned by ProLogis. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

(5) ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund III since its inception on June 15, 2001. All of this entity's 34 distribution facilities were previously owned by ProLogis. See
    Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

(6) ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund IV since its inception on September 21, 2001. All of this entity's 17 distribution facilities were previously owned by ProLogis. See
    Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

(7) ProLogis' ownership interest in ProLogis European Properties Fund was 35.4%, 34.4% and 19.7% as of December 31, 2001, 2000 and 1999, respectively. ProLogis European Properties Fund began operations on September 23, 1999. As of December 31, 2000, includes 44 distribution facilities aggregating 7,751,000 square feet owned directly by ProLogis European Properties Fund and 60 distribution facilities aggregating 6,634,000 square feet owned by ProLogis European Properties S.a.r.l, which was owned by

    ProLogis European Properties Fund (50.1%) and ProLogis (49.9%) as of December 31, 2000. In 1999, ProLogis European Properties S.a.r.l. was 100% owned by ProLogis. In 2000 and 2001, ProLogis contributed 50.1% and 49.9%, respectively, of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for additional equity interests. As of December 31, 1999, all facilities were owned directly by ProLogis European Properties Fund. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     ProLogis' property operations segment net operating income consists of the:
(i) net operating income (rental income less net rental expenses) from the distribution facilities that are owned by ProLogis directly and (ii) income recognized by ProLogis under the equity method from its investments in the Funds and fee income earned from these entities. The net operating income from distribution facilities that are developed by ProLogis in its CDFS business segment is included in the net operating income of the property operations segment until the facilities are contributed to an entity in which ProLogis has an ownership interest or sold to a third party. See Note 10 to ProLogis' Consolidated Financial Statements in Item 8. The amounts recognized under the equity method are based on the net earnings of each unconsolidated entity and include (in addition to net operating income): interest income and interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis Garonor, ProLogis European Properties Fund and ProLogis European Properties S.a.r.l.). ProLogis' net operating income from the property operations segment was as follows for 2001, 2000 and 1999 (in thousands) (see
Note 10 to ProLogis' Consolidated Financial Statements in Item 8):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Facilities directly owned by ProLogis:
  Rental income(1)..........................................  $465,777   $480,088   $491,826
  Property operating expenses(2)............................    28,700     27,177     33,501
                                                              --------   --------   --------
     Net operating income...................................   437,077    452,911    458,325
                                                              --------   --------   --------
Income from ProLogis California.............................    13,147     13,178      3,917
Income from ProLogis North American Properties Fund I(3)....     4,648      1,806        --
Income from ProLogis North American Properties Fund II(3)...     2,328        612        --
Income from ProLogis North American Properties Fund
  III(4)....................................................     1,178        --         --
Income from ProLogis North American Properties Fund IV(5)...       598        --         --
Income from ProLogis European Properties Fund(6)............    15,798     15,648        820
Income from ProLogis European Properties S.a.r.l.(6)........       205      8,041        --
Loss from ProLogis Garonor(7)...............................       --         --     (12,423)
                                                              --------   --------   --------
  Total property operations segment.........................  $474,979   $492,196   $450,639
                                                              ========   ========   ========

---------------

(1) The decrease in rental income between the periods presented is due to the changes in the number and composition of the directly owned facilities in each year and to lower average occupancy levels of the directly owned facilities in 2001 as compared to 2000.

(2) The $1.5 million increase in property operating expenses in 2001 as compared to 2000 is a function of: (i) an increase in bad debt expense (bad debt expense was $2.4 million for 2001 and $1.6 million for 2000) and (ii) an overall increase in operating costs (rental expenses, excluding bad debt and before recoveries from tenants, were 26.2% of rental income in 2001 as compared to 24.4% of rental income for 2000) offset by (iii) a decrease in the number of directly owned facilities in 2001 as compared to 2000. The increase in bad debt expense and operating costs is primarily due to the downturn in general economic conditions in North America experienced in 2001. Property operating expenses decreased by $6.3 million in 2000 from 1999, primarily the result of a decrease in the number of directly owned facilities in 2000 over 1999, in addition to increased rental expense recoveries (as a percentage of total rental expenses) in 2000 as compared to 1999. Total rental expense recoveries were 76.9%, 77.1% and 72.4% of total rental expenses in 2001, 2000 and 1999, respectively.

(3) ProLogis North American Properties Fund I and ProLogis North American Properties Fund II began operations on June 30, 2000.

(4) ProLogis North American Properties Fund III began operations on June 15,
    2001.

(5) ProLogis North American Properties Fund IV began operations on September 21, 2001.

(6) In 2001, ProLogis' share of the income of ProLogis European Properties Fund includes net foreign currency gains of $0.8 million. In 2000, ProLogis' share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. includes net foreign currency gains of $2.3 million and $2.4 million, respectively. In 1999, ProLogis' share of the income of ProLogis European Properties Fund includes net foreign currency gains of $0.3 million. Excluding net foreign currency exchange gains, ProLogis' share of the income of ProLogis European Properties Fund would have been $15.2 million, $13.3 million and $0.5 million for 2001, 2000 and 1999, respectively. Excluding net foreign currency exchange gains, ProLogis' share of the income of ProLogis European Properties S.a.r.l. would have been $5.6 million for 2000. The decrease in ProLogis' combined share of the income, excluding foreign currency gains, of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. in 2001 from 2000 is due to:
    (i) higher effective interest costs in 2001; (ii) changes in ProLogis' ownership interests between periods; and (iii) the effects of a decrease in the foreign currency exchange rates at which the income of these entities is translated to U. S. dollars. ProLogis recognized income under the equity method related to ProLogis European Properties S.a.r.l. in 2001 for only six days. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

(7) As of December 31, 1998, ProLogis had a non-voting preferred stock investment in Garonor Holdings S.A. ("Garonor Holdings") that owned Garonor S.A. ("ProLogis Garonor"), an industrial real estate operating company in France. ProLogis recognized 95% of the earnings of ProLogis Garonor and Garonor Holdings for the period from its acquisition by ProLogis on December 29, 1998 to June 29, 1999. On June 29, 1999, ProLogis Garonor became a wholly owned subsidiary of ProLogis when ProLogis acquired the voting common stock of Garonor Holdings S.A. ProLogis Garonor was directly owned by ProLogis during the period from June 29, 1999 to January 7, 2000 and its results of operations were consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. ProLogis Garonor's assets are part of ProLogis European Properties S.a.r.l. ProLogis' share of ProLogis Garonor's loss in 1999 includes the recognition of foreign currency exchange losses of $13.0 million.

     ProLogis' stabilized operating facilities (facilities owned by ProLogis and the Funds), were 92.4% occupied and 93.1% leased as of December 31, 2001. ProLogis' stabilized occupancy levels have decreased as compared to 2000 (95.4% occupied and 96.2% leased) and 1999 (96.0% occupied and 96.5% leased). The term "stabilized" means that for acquisitions any necessary capital improvements, repositioning, new management and new marketing programs and, in the case of newly developed facilities, construction and marketing, have been in effect for a sufficient period of time (generally 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type). ProLogis, utilizing its ProLogis Operating System(R), has been successful in increasing occupancies on acquired and developed facilities during their initial months of operation.

     ProLogis believes that the decrease in its stabilized occupancy levels in 2001 is the result of the current economic conditions in North America that have led to a slowing in customer leasing decisions and in a slowing in the absorption of new distribution facilities in the market. ProLogis does not expect market conditions affected by the North American economy to improve for the next several quarters and believes that occupancies could continue to decline over the next few quarters. However, ProLogis believes that it's global operating platform and the ProLogis Operating System(R) will partially mitigate the effects of these occupancy decreases, as they have allowed ProLogis to build strong local market presence and strong customer relationships across many global markets. In Europe, leasing activity has remained constant throughout 2001, with 8.7 million square feet of leases signed during the year. ProLogis believes the leasing activity in Europe is currently affected more by a shift in distribution patterns of its customers and their need to reduce distribution costs than it is by the effects of general economic conditions.

     The average increase in rental rates for both new and renewed leases on previously leased space (38.0 million square feet) for all facilities including those owned by the Funds during 2001 was 14.6% as compared to 15.5% in 2000 and 15.5% in 1999. During 2001, the net operating income (rental income less net rental expenses) generated by ProLogis' "same store" portfolio of operating facilities (facilities owned by ProLogis and its consolidated and the unconsolidated real estate funds that were in operation throughout both 2001 and 2000) increased by 1.4% over the same period in 2000 (as compared to an increase of 5.9% during 2000 as compared to 1999). The decrease in the growth rate in same store net operating income is due to increased bad debt expense in 2001 and to lower occupancy levels in the same store portfolio in 2001 as compared to 2000. Although the average increase in rental rates for new and renewed leases was 14.6% for ProLogis' same store operating portfolio in 2001, only 23.1 million square feet of new or renewed leases were signed during 2001. Therefore, rental rate growth only affected a small subset of the same store portfolio.

  CDFS Business

     Net operating income from ProLogis' CDFS business segment consists primarily of: (i) the profits from the disposition of land parcels and distribution facilities that were developed by ProLogis and sold to third parties or contributed to real estate funds in which ProLogis maintains an ownership interest; (ii) development management fees earned by ProLogis; and
(iii) income recognized under the equity method from ProLogis' investment in Kingspark S.A.

     ProLogis recognizes 99.75% of the earnings of Kingspark S.A. under the equity method including (in addition to net operating income): interest income and interest expense (net of capitalized amounts), general and administrative expense (net of capitalized amounts), income taxes and foreign currency exchange gains and losses. See Note 4 to ProLogis' Consolidated Financial Statements in
Item 8.

     Income from the CDFS business segment is dependent on ProLogis' ability to develop and lease distribution facilities that can be disposed of to generate profits and its ability to raise private capital through the formation of real estate funds or other sources. There can be no assurance that ProLogis will be able to maintain the level of profits in this business segment.

     The CDFS business segment operations and ProLogis' income from this segment have increased each year. The CDFS business segment's net operating income is comprised of the following (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      --------    --------    -------
Net gains on disposition of land parcels and
  facilities developed(1)...........................  $ 96,847    $ 71,284    $44,843
Development management fees.........................     2,723       3,954      1,790
Income from Kingspark S.A.(2).......................    55,839      43,795     23,855
Miscellaneous fees and other income.................     4,867       2,864         45
Other expenses(3)...................................    (3,983)     (4,863)    (4,920)
                                                      --------    --------    -------
                                                      $156,293    $117,034    $65,613
                                                      ========    ========    =======

---------------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

    - 2001: 229 acres; 14.5 million square feet; $714.0 million of proceeds;

    - 2000: 193 acres; 10.6 million square feet; $491.9 million of proceeds; and

    - 1999: 203 acres; 5.4 million square feet; $357.5 million of proceeds.

(2) Kingspark S.A.'s income includes, among other items:

    - Gains from the disposition of land parcels and facilities developed as follows:

      - 2001: 63 acres; 2.7 million square feet; $300.0 million of proceeds; net gains of $38.5 million;

      - 2000: 11 acres; 1.2 million square feet; $180.5 million of proceeds; net gains of $30.5 million; and

      - 1999: 97 acres; 1.1 million square feet; $155.4 million of proceeds; net gains of $23.4 million.

     - Development fees and other miscellaneous income of $11.4 million in 2001, $11.9 million in 2000 and $10.1 million in 1999;

     - Deferred and current income tax benefits of $3.7 million in 2001 and deferred and current income tax expense of $2.6 million in 2000 and $7.7 million in 1999; and

     - Foreign currency exchange losses of $4.6 million in 2001, foreign currency exchange gains of $0.3 million in 2000 and foreign currency exchange losses of $1.5 million in 1999.

(3) Includes land holding costs of $2.7 million, $2.1 million and $2.0 million, in 2001, 2000 and 1999, respectively and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $1.3 million, $2.8 million and $2.9 million in 2001, 2000 and 1999, respectively.

     During 2001, ProLogis began to direct the focus of its CDFS business segment operations from North America to Europe, given the deteriorating economic conditions in North America. As of December 31, 2001, 73% of ProLogis' CDFS business segment assets were located in Europe with 22% in North America, and the remaining 5% located in Japan. ProLogis believes that the continuing demand for state-of-the-art distribution facilities in Europe will continue to provide it with opportunities to expand its CDFS business. Further to this objective, with 2,846 acres of land owned or controlled in Europe including 1,780 acres of land owned and controlled in the United Kingdom by Kingspark S.A., ProLogis believes it will not be affected by land entitlement constraints that currently exist in Europe. ProLogis will continue to monitor leasing activity and general economic conditions in North America as it pertains to its CDFS business segment operations. In 2001, ProLogis began its first development project in Japan. Like Europe, ProLogis believes that demand for state-of-the-art distribution facilities in Japan will provide opportunities for ProLogis to expand its CDFS business.

  Temperature-Controlled Distribution Operations

     ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. Negotiations are ongoing for the disposition of a significant portion of the operating assets within the temperature-controlled distribution operations segment. In March 2002, the operating assets in Sweden, Denmark, Finland, Norway and the Netherlands, as well as the remaining German operating assets owned by Frigoscandia were sold. Negotiations related to the sale of substantially all of the temperature-controlled distribution operating assets in the United States owned by CSI and the operating assets in Spain and Italy owned by Frigoscandia are continuing. ProLogis' share of the combined write-downs and other impairment charges of ProLogis Logistics/CSI and Frigoscandia S.A./Frigoscandia was $88.4 million in 2001. See "Item 1. Business -- Business Strategy and Operating Segments -- Temperature-Controlled Distribution Operations -- Operations". ProLogis' share of the income or loss in this operating segment was as follows (in thousands) (see Notes 4 and 10 to ProLogis' Consolidated Financial Statements in Item 8):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2001         2000       1999
                                                     ---------    --------    -------
Loss from CSI/Frigo LLC(1).........................  $  (5,975)   $    --     $   --
Income (loss) from ProLogis Logistics..............    (56,405)     11,950     10,791
Loss from Frigoscandia S.A.........................    (49,088)    (20,298)    (4,364)
                                                     ---------    --------    -------
  Total temperature-controlled distribution
     operations segment............................  $(111,468)   $ (8,348)   $ 6,427
                                                     =========    ========    =======

---------------

(1) CSI/Frigo LLC, a limited liability company, owns 100% of the voting common stock of ProLogis Logistics and Frigoscandia S. A. ProLogis owns 89% of the membership interests (all non-voting) in CSI/Frigo LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting). ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis will recognize 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher is the managing member. ProLogis' ownership in this entity does not result in ProLogis having control as its membership interest is non-voting. Therefore, this entity is not consolidated in ProLogis' financial statements.

     Prior to January 5, 2001, the common stock of ProLogis Logistics was owned by unrelated third parties and the common stock of Frigoscandia S.A. was owned by a limited liability company in which unrelated parties owned 100% of the voting interests and Security Capital, ProLogis' largest shareholder, owned 100% of the non-voting interests. On January 5, 2001, the common stock of both ProLogis Logistics and Frigoscandia S.A. was acquired by CSI/Frigo LLC for an aggregate purchase price of $3.3 million.

     Amounts recognized by ProLogis under the equity method from CSI/Frigo LLC include ProLogis' share of this entity's share of the income or losses from ProLogis Logistics and Frigoscandia S.A. Amounts recognized by ProLogis under the equity method from ProLogis Logistics and Frigoscandia S.A. include (in addition to net operating income): interest income and interest expense, depreciation and amortization expense, general and administrative expense, income taxes, foreign currency exchange gains and losses (with respect to Frigoscandia) and impairment charges. ProLogis recognized in excess of 99% of the earnings of each entity in 2001 as compared to 95% in both 2000 and 1999.

     CSI's operating capacity was 178.4 million, 182.2 million and 167.6 million cubic feet as of December 31, 2001, 2000 and 1999, respectively. The increase in 2000 from 1999, was primarily the result of development completions. ProLogis' share of ProLogis Logistics/CSI's net earnings from 2000 to 2001 decreased by $68.4 million. This decrease is primarily attributable to: (i) a $53.3 million charge related to the write-down of operating assets and other impairment charges; (ii) higher interest expense as a result of increasing external debt of this entity in 2001 with the proceeds used to repay debt to ProLogis; and (iii) a decrease in operating income as a result of lower occupancy levels in certain markets in 2001. The increase in ProLogis' share of ProLogis Logistics/CSI's net earnings of $1.2 million in 2000, from 1999, was primarily attributable to the increase in cubic feet capacity in operation in 2000.

     Frigoscandia's operating capacity was 154.4 million, 187.7 million and
192.3 million cubic feet as of December 31, 2001, 2000 and 1999, respectively. The decrease in 2001, from 2000, reflects the dispositions of substantially all of the operating assets in Germany and all of the operating assets in the Czech Republic in May 2001 and September 2001, respectively.

     ProLogis' share of Frigoscandia S.A./Frigoscandia's net losses includes net foreign currency exchange losses of $3.5 million, $0.8 million and $1.3 million in 2001, 2000 and 1999, respectively. Excluding these foreign exchange losses, ProLogis recognized $26.1 million more loss under the equity method in 2001, than it recognized in 2000 from its investment in Frigoscandia S.A. The increase in ProLogis' share of Frigoscandia S.A./Frigoscandia's net loss in 2001 from 2000 is primarily attributable to: (i) a $35.1 million charge related to the write-down of operating assets and other impairment charges; (ii) a net loss recognized on the disposal of substantially all of Frigoscandia's operating assets in Germany and all of Frigoscandia's operating assets in the Czech Republic of approximately $4.4 million; offset by (iii) higher operating revenues and lower general and administrative expense in 2001. Excluding foreign currency exchange losses, ProLogis recognized $16.4 million more loss under the equity method in 2000 than it recognized in 1999. The increase in Frigoscandia S.A./Frigoscandia's net loss in 2000 from the loss recognized in 1999 is primarily due to: (i) lower occupancy levels; (ii) a weak European vegetable harvest; and (iii) increases in fuel prices and expenses incurred related to trucker strikes in August and September.

  Other Income and Expense Items

     General and Administrative Expense

     General and administrative expense was $50.3 million in 2001, $45.0 million in 2000 and $38.3 million in 1999. The increase in general and administrative expense in each year is primarily attributable to new business initiatives in North America, Europe and Japan.

     Depreciation and Amortization

     Depreciation and amortization expense was $143.5 million in 2001, $151.5 million in 2000 and $152.4 million in 1999. The fluctuations in this expense between years is primarily attributable to the number of distribution facilities directly owned by ProLogis in each year. See "-- Property Operations".

     Interest Expense

     Interest expense is a function of the level of borrowings outstanding and interest rates charged on borrowings, offset by interest capitalization with respect to development activities. Interest expense, before capitalization, was $187.9 million in 2001, $190.7 million in 2000 and $186.7 million in 1999. The decrease in 2001 over 2000 is primarily due to lower average interest rates and lower average borrowings outstanding on ProLogis' lines of credit. The increase in 2000 over 1999 is primarily the result of the increased use of debt to finance investment activities in each year, particularly in 1999 when ProLogis increased its secured debt balances to $695.6 million as of December 31, 1999.

     Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest increased by $5.8 million to $24.3 million in 2001 from $18.5 million in 2000 and increased by $2.5 million to $18.5 million in 2000 from $16.0 million in 1999. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

     Other Expenses

     Other expenses were $4.0 million in 2001, $5.9 million in 2000 and $5.9 million in 1999. Included as "Other Expenses" are land holding costs, the write-off of previously capitalized pursuit costs and $1.0 million of expense incurred in connection with an interest rate hedge that was terminated in 1999.

     Land holding costs were $2.7 million in 2001, $2.1 million in 2000 and $2.0 million in 1999. Pursuit cost write-offs were $1.3 million in 2001, $3.8 million in 2000 and $2.9 million in 1999.

     Gain on Disposition of Real Estate

     Gain on disposition of real estate represents the net gains from the disposition of distribution facilities that were acquired or developed for long-term use in the property operations segment. Generally, ProLogis disposes of facilities in the property operations segment because such facilities are considered to be non-strategic facilities. Non-strategic facilities are assets located in markets or submarkets that are no longer considered target markets as well as assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis' core portfolio based on the asset's size or configuration. Also, ProLogis will contribute facilities from its operating portfolio to complement the portfolio of developed distribution facilities that are acquired by the real estate funds.

     Property operations segment dispositions were as follows:

     - 2001: 6.7 million square feet; $236.1 million of proceeds; net gain of $9.5 million; and a net gain of $0.5 million recognized upon the contribution of ProLogis' 49.9% ownership of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund in January 2001;

     - 2000: 3.5 million square feet; $133.7 million of proceeds; net gains of $1.3 million; and

     - 1999 (excluding ProLogis California): 2.6 million square feet; $99.5 million of proceeds; net gains of $13.4 million.

     In August 1999, in connection with the formation of ProLogis California, ProLogis disposed of 78 distribution facilities and two facilities under development to ProLogis California. The net sales proceeds from this disposition were $538.3 million and ProLogis recognized a gain of $25.6 million on the transaction, which is net of $25.6 million that was deferred because it did not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California. ProLogis received an equity interest in ProLogis California of $148.2 million and ProLogis California assumed $199.3 million of ProLogis' debt. The remaining proceeds were received in cash.

     Income (Loss) from Unconsolidated Entities

     The combined income (loss) from unconsolidated entities that is not directly attributable to any of ProLogis' three business segments was a loss of $33.5 million for 2001 (see Note 10 to ProLogis' Consolidated Financial Statements in Item 8). This amount consists primarily of losses recognized by ProLogis under the equity method from its investments in two unconsolidated entities whose sole purpose is to hold preferred stock in technology companies. In 2001, these entities both recognized write-downs of their investments to estimated fair value. ProLogis' share of these write-downs was $37.0 million which was offset by fee income recognized by these entities in 2001 under license fee agreements. For 2000, the total income of $3.3 million from these entities is primarily ProLogis' share of the license fee income recognized by these two unconsolidated entities. See Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

     Foreign Currency Exchange Losses, Net

     ProLogis recognized net foreign currency exchange losses of $3.7 million, $17.9 million and $16.8 million for 2001, 2000 and 1999, respectively. Foreign currency exchange gains and losses are primarily the result of the remeasurement and settlement of intercompany and third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro, the pound sterling and the yen and the level of intercompany and third party debt outstanding that is denominated in currencies other than the U.S. dollar. During 2001, 2000 and 1999, the euro and pound sterling depreciated against the U.S. dollar which is the primary cause of the remeasurement losses recognized in these years. ProLogis began utilizing foreign currency put options to hedge its foreign currency exchange risk in September 1999. See "-- Liquidity and Capital Resources -- Derivative Financial Instruments".

     Income Taxes

     ProLogis is taxed as a REIT for federal income tax purposes and is not required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. Not all of ProLogis' consolidated subsidiaries in the United States are qualified REIT subsidiaries for tax purposes. Also, the foreign countries in which ProLogis operates do not recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes as appropriate and in accordance with GAAP in the United States with respect to the taxable earnings of certain of its taxable subsidiaries.

     Current income tax expense recognized in 2001, 2000 and 1999 was $2.5 million, $0.9 million and $1.5 million, respectively. Current income tax expense is higher in 2001 primarily due to the level of income recognized by ProLogis' taxable subsidiary operating in the CDFS business segment, ProLogis Development Services. ProLogis recognized deferred income tax expense of $2.3 million in 2001 and $4.2 million in 2000 and ProLogis did not record deferred income taxes in 1999. ProLogis' deferred income tax component of total income taxes is a function of each year's temporary differences (items that are treated differently for tax purposes than for book purposes) as well as the need for a deferred tax valuation allowance to adjust certain deferred tax assets (primarily deferred tax assets created by tax net operating losses) to their estimated realizable value. In 1999, the effect of the current year's temporary differences were entirely offset by adjustments to the valuation allowance resulting in no net deferred tax expense being recognized.

     Cumulative Effect of Accounting Change

     Through 1998, ProLogis capitalized costs associated with start-up activities and organization costs and amortized such costs over an appropriate period, generally five years. Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred, was adopted by ProLogis on January 1, 1999. Accordingly, ProLogis expensed $1.4 million of unamortized organization and start-up costs as a cumulative effect of accounting change in the first quarter of 1999. All such costs incurred since 1999 have been expensed.

  Merger Transaction

     On March 30, 1999, Meridian, a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Agreement and Plan of Merger dated November 16, 1998, as amended, the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.1 for one basis) into approximately
37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.0 million stock options, each to acquire 1.1 ProLogis Common Shares, plus $2.00 in cash. The total assets acquired from Meridian aggregated approximately $1.54 billion, including $1.42 billion of real estate assets and an interest in a temperature-controlled distribution operations company of $28.7 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method. See Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

ENVIRONMENTAL MATTERS

     ProLogis has not experienced any environmental condition on its facilities which materially adversely affected its results of operations or financial position, nor is ProLogis aware of any environmental liability that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. See "-- Risk Factors".

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     ProLogis considers its liquidity and ability to generate cash from operations as well as its financing capabilities (including proceeds from the disposition of distribution facilities) to be adequate and expects it to continue to be adequate to meet its anticipated development, acquisition, operating and debt service needs as well as its shareholder distribution requirements.

     ProLogis' future investing activities are expected to consist of: (i) the acquisition of land for future development and the development of distribution facilities in the CDFS business segment for future disposition and (ii) acquisitions of existing distribution facilities in key distribution markets in the property operations segment. ProLogis' future investing activities are expected to be funded with:

     - cash generated by operations;

     - the proceeds from the disposition of facilities developed by ProLogis to third parties;

     - the proceeds from the contribution of facilities to real estate funds in which ProLogis maintains an ownership interest;

     - the proceeds from the disposition of ProLogis' investment in the temperature-controlled distribution operations segment;

     - the proceeds from the sale of Common Shares under the Common Share plans; and

     - utilization of ProLogis' U.S. dollar denominated and multi-currency denominated revolving credit facilities.

     In the short-term, borrowings on and subsequent repayments of ProLogis' revolving credit facilities will provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. As of April 3, 2002, on a combined basis, ProLogis had approximately $380.5 million of short-term borrowings outstanding resulting in additional short-term borrowing capacity available of $645.3 million (see "-- Borrow-ing Capacity and Debt Maturities"). ProLogis has $608.0 million of shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms. ProLogis will continue to evaluate the public debt markets with the objective of reducing its short-term borrowings and extending debt maturities should favorable terms be available.

     Within ProLogis European Properties Fund, ProLogis has access to 456.0 million euros (the currency equivalent of approximately $402.1 million as of December 31, 2001 based on currency exchange rates quoted by Reuters) of third party equity capital in Europe that has been committed primarily by institutional investors through September 2002. The capital is committed to fund acquisitions of ProLogis' completed stabilized European developments and acquisitions of facilities from third parties. ProLogis has entered into a subscription agreement to make additional capital contributions of 58.9 million euros (the currency equivalent of approximately $51.9 million as of December 31, 2001 based on currency exchange rates quoted by Reuters) through September 2002.

  Cash Operating Activities

     Net cash provided by operating activities was $346.9 million in 2001, $325.2 million in 2000 and $271.4 million in 1999. The increases from year to year are primarily the result of lower interest expense in 2001 as well as other operational items discussed in "-- Results of Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares in each year, 1999 to 2001.

  Cash Investing and Cash Financing Activities

     For 2001, ProLogis' investing activities provided net cash of $100.0 million. For 2000 and 1999, ProLogis used net cash of $381.5 million, and $34.4 million, respectively, in its investing activities. The shift from utilizing cash in its investing activities to generating cash from its investing activities is primarily the result of disposition activity. Investing activities consisted primarily of investments in real estate (both acquisition and development expenditures) as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space and totalled $840.2 million in 2001, $675.5 million in 2000 and $507.1 million in 1999.
ProLogis' unconsolidated entities generated net cash to ProLogis of $72.7 million in 2001. However, ProLogis' additional investments in unconsolidated entities, net of distributions received and debt repayments, required cash of $188.8 million in 2000 and $141.0 million in 1999. Net cash generated from the dispositions of facilities and land parcels was $856.0 million, $489.0 million and $564.8 million in 2001, 2000 and 1999, respectively.

     In 2001, ProLogis' financing activities utilized cash primarily for net debt repayments (including short-term borrowings) of $109.4 million and the redemption of preferred equity of $139.6 million. ProLogis' financing activities in 2000 generated cash and consisted primarily of net short-term borrowings of $341.1 million and $30.7 million of proceeds from Common Share transactions. In 1999, ProLogis' financing activities utilized cash and involved the completion of secured and unsecured long-term debt transactions generating net cash of $966.1 million. Proceeds from these debt transactions were the primary source of the funds used to repay short-term borrowings of $724.0 million in 1999 (including $328.4 million repayment of short-term borrowings assumed in the 1999 merger transaction). See "-- Results of Operations -- Merger Transaction" and
Note 11 to ProLogis' Consolidated Financial Statements in Item 8.

     Common Share cash distributions were $237.7 million, $219.3 million and $209.0 million (including $11.1 million paid to Meridian shareholders) in 2001, 2000 and 1999, respectively. Dividends paid on preferred shares were $37.3 million in 2001 and $56.8 million in both 2000 and 1999 (including $0.7 million paid to Meridian shareholders in 1999). See "-- Distribution and Dividend Requirements".

  Borrowing Capacity and Debt Maturities

     ProLogis has over $1.0 billion of short-term borrowing capacity under four revolving lines of credit. These borrowings are available in four currencies and are summarized below (dollar amounts in millions of U.S. dollars):

                         OUTSTANDING AS OF
  TOTAL         ------------------------------------      WEIGHTED AVERAGE
COMMITMENT      DECEMBER 31, 2001      APRIL 3, 2002      INTEREST RATE(1)      EXPIRATION
----------      -----------------      -------------      ----------------      ----------
 $  500.0            $203.5(2)            $107.0(2)              2.68%           06/06/03(3)
     60.0                --                   --                    --           06/06/02
    285.7(4)          156.4(4)             226.8(4)              4.24%           12/17/03
    184.6(5)           47.5(5)              46.7(5)              1.09%           09/13/04(3)
 --------            ------               ------              --------
 $1,030.3(6)         $407.4               $380.5                 3.09%
 ========            ======               ======              ========

---------------

(1) Represents the weighted average interest rate on borrowings outstanding as of December 31, 2001.

(2) Includes $31.5 million of direct borrowings by ProLogis Logistics under ProLogis' line of credit as of December 31, 2001. ProLogis has guaranteed these borrowings. No such borrowings were outstanding at April 3, 2002.

(3) Credit agreement may be extended from this date for one year at ProLogis' option.

(4) Borrowings can be denominated in either euros or pounds sterling (total commitment is 325.0 million euros). As of December 31, 2001, 174.1 million euros were outstanding. As of April 3, 2002, 258.0 million euros were outstanding.

(5) Borrowings are denominated in yen (total commitment is 24.5 billion yen). As of December 31, 2001, 6.2 billion yen were outstanding. As of April 3, 2002,
    6.2 billion yen were outstanding.

(6) Available borrowings as of April 3, 2002 are reduced by $4.5 million of letters of credit outstanding.

     ProLogis has senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding as of December 31, 2001 with annual principal payments during each of the years in the five-year period ending December 31, 2006 and thereafter as follows (in thousands):

2002....................................................   $   49,252
2003....................................................      185,214
2004....................................................      316,554
2005....................................................      111,579
2006....................................................      319,995
2007 and thereafter.....................................    1,222,012
                                                           ----------
          Total principal due...........................    2,204,606
Less: Original issue discount...........................       (2,141)
                                                           ----------
          Total carrying value..........................   $2,202,465
                                                           ==========

     See Note 5 to ProLogis' Consolidated Financial Statements in Item 8.

  Liquidity and Capital Resources of ProLogis' Unconsolidated Entities

     ProLogis has investments and advances to unconsolidated entities of $1.3 billion as of December 31, 2001. Summarized financial information for certain of these unconsolidated entities is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                            PROLOGIS       PROLOGIS       PROLOGIS
                                                                             NORTH          NORTH           NORTH
                                                                            AMERICAN       AMERICAN       AMERICAN
                         PROLOGIS       FRIGOSCANDIA       PROLOGIS        PROPERTIES     PROPERTIES     PROPERTIES
                       LOGISTICS(1)       S.A.(1)        CALIFORNIA(2)     FUND I(3)      FUND II(4)     FUND III(4)
                       ------------     ------------     -------------     ----------     ----------     -----------
Total assets.........     $328.9          $ 401.7           $591.1           $360.6         $235.3         $209.3
Total liabilities....     $165.5(7)       $ 515.0(8)        $301.0(9)        $238.7(10)     $169.0(11)     $152.6(12)
Minority interest....     $   --          $   0.2           $   --           $   --         $   --         $   --
Equity(16)...........     $163.4          $(113.5)          $290.1           $121.9         $ 66.3         $ 56.7

                        PROLOGIS
                         NORTH         PROLOGIS
                        AMERICAN       EUROPEAN
                       PROPERTIES     PROPERTIES    KINGSPARK
                       FUND IV(5)      FUND(6)       S.A.(1)
                       ----------     ----------    ---------
Total assets.........    $146.2        $1,477.3      $550.4
Total liabilities....    $104.7(13)    $  676.5(14)  $467.8(15)
Minority interest....    $   --        $     --          --
Equity(16)...........    $ 41.5        $  800.8      $ 82.6

---------------

 (1) ProLogis had an ownership interest in excess of 99% in each entity as of December 31, 2001.

 (2) ProLogis had a 50% ownership interest in this entity as of December 31, 2001.

 (3) ProLogis and ProLogis Development Services had a combined 41.3% ownership interest in this entity as of December 31, 2001.

 (4) ProLogis and ProLogis Development Services had a combined 20% ownership interest in each entity as of December 31, 2001.

 (5) ProLogis had a 20% ownership interest in this entity as of December 31, 2001.

 (6) ProLogis had a 35.4% ownership interest in this entity as of December 31, 2001. Includes the ProLogis European Properties S.a.r.l. which is wholly owned by ProLogis European Properties Fund as of December 31, 2001.

 (7) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     - $10.9 million due to ProLogis;

     - $90.0 million due to a third party; due on June 6, 2002; all of which has been guaranteed by ProLogis;

     - $31.5 million borrowed under ProLogis' $500.0 million line of credit all of which has been guaranteed by ProLogis (see -- "Borrowing Capacity and Debt Maturities"); and

     - $2.6 million of other third party debt; none of which has been guaranteed by ProLogis.

 (8) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     - $290.0 million due to ProLogis;

     - $90.4 million due to a third party; due on June 28, 2002; all of which has been guaranteed by ProLogis (paid in full on March 28, 2002); and

     - $6.8 million of other third party debt; none of which has been guaranteed by ProLogis.

 (9) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     - $17.2 million due to a third party; due May 31, 2005; none of which has been guaranteed by ProLogis;

     - $182.0 million due to a third party; due March 1, 2009; none of which has been guaranteed by ProLogis; and

     - $93.9 million due to a third party; due August 1, 2009; none of which has been guaranteed by ProLogis.

(10) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     - $1.1 million due to ProLogis;

     - $102.0 million due to a third party; due on March 10, 2011; none of which has been guaranteed by ProLogis; and

     - $130.6 million due to a third party; due on December 10, 2010; none of which has been guaranteed by ProLogis.

(11) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     - $0.3 million due to ProLogis and

     - $165.0 million due to a third party; due on June 1, 2007; none of which has been guaranteed by ProLogis.

(12) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     - $0.1 million due to ProLogis and

     - $150.0 million due to a third party; due on September 1, 2007; none of which has been guaranteed by ProLogis.

(13) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     - $0.1 million due to ProLogis and

     - $103.0 million due to a third party; due on January 2, 2008; none of which has been guaranteed by ProLogis.

(14) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     - $6.4 million due to ProLogis;

     - $121.8 million (eight mortgage issues) due to third parties due on various dates ranging from July 2006 through July 2008; none of which has been guaranteed by ProLogis;

     - $192.1 million due to a third party; due on May 1, 2011; none of which has been guaranteed by ProLogis;

     - $105.8 million due to a third party; due on August 14, 2002; none of which has been guaranteed by ProLogis; and

     - $178.4 million due to a third party; due on September 15, 2002; none of which has been guaranteed by ProLogis.

(15) Liabilities include $433.7 million due to ProLogis. ProLogis has guaranteed a 25.0 million pound sterling (the currency equivalent of approximately $36.1 million as of December 31, 2001 based on currency exchange rates quoted by Reuters) line of credit of a subsidiary of Kingspark S.A. As of December 31, 2001, there were no borrowings outstanding on the line of credit.

(16) ProLogis has entered into a subscription agreement to make additional capital contributions of 58.9 million euros (the currency equivalent of approximately $51.9 million as of December 31, 2001) through September 2002.

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

     Cash distributions paid in 2001, 2000 and 1999 were $1.38 per Common Share, $1.34 per Common Share and $1.30 per Common Share, respectively. The Board set a projected annual distribution rate for 2002 of $1.42 per Common Share. ProLogis paid a distribution for the first quarter of 2002 of $0.355 per Common Share on February 28, 2002 to holders of Common Shares as of February 14, 2002. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the year.

     As of December 31, 2001, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding. The annual dividend rates on ProLogis' preferred shares are $4.27 per share (Series C), $1.98 per share (Series D) and $2.19 per Series E Preferred Share.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless and until all cumulative dividends with respect to the

Preferred Shares have been paid and sufficient funds have been set aside for dividends for the then current dividend period with respect to the preferred shares.

  Other Commitments

     As of December 31, 2001, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 3.1 million square feet of distribution facilities at an estimated acquisition cost of $83.3 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. As of December 31, 2001, ProLogis had $65.0 million of funds escrowed as the result of tax-deferred exchange transactions that can be used to acquire these assets. In January 2002, ProLogis completed the acquisition of one of these facilities aggregating 0.3 million square feet at a total acquisition cost of $10.8 million. In addition, as of December 31, 2001, ProLogis had facilities under development with an expected cost at completion of $250.5 million of which $132.2 million was unfunded.

     In January 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, will be purchased from time to time in the open market and in privately negotiated transactions, depending on market prices and other conditions. During 2001, 778,400 common shares were purchased under this program at a total cost of $16.0 million. ProLogis intends to fund the Common Share repurchase program through borrowings on its unsecured revolving credit facilities.

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

     Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties, primarily global commercial banks. ProLogis does not anticipate non-performance by any of the counterparties to its derivative contracts. Should a counterparty fail to perform, however, ProLogis would incur a financial loss to the extent of the positive fair market value of the derivative instruments, if any.

     As of December 31, 2001, ProLogis had foreign currency put option contracts outstanding in the notional amount of 45.8 million euros and 17.4 million pounds sterling (the currency equivalent of approximately $65.5 million based on currency exchange rates quoted by Reuters) related to its operations in Europe. The put option contracts were fully paid for at execution and provide ProLogis with the option to exchange euros and pound sterling for U.S. dollars at a fixed exchange rate such that, if the euro or pound sterling were to depreciate against the U.S. dollar to predetermined levels (as set by the contract), ProLogis could exercise its options and mitigate its foreign currency exchange losses. The outstanding contracts do not qualify for hedge accounting treatment and were marked to market through income as of December 31, 2001. In 2001, ProLogis recognized aggregate expense of $1.0 million on various put option contracts, including realized losses of $2.1 million and mark to market income of $1.1 million.

  Conversion to the Euro

     Effective January 1, 1999, eleven of the fifteen member countries of the European Monetary Union launched the new monetary unit, the euro, as the single currency for the member countries of the European Monetary Union. During the period from January 1, 1999 to January 1, 2002, a transition period was in effect during which time the euro was available for non-cash transactions. However, transactions could continue to be denominated in the old national currencies. After January 1, 2002, all transactions must be denominated in the euro. The targeted exchange rates of the old national currencies to the euro were determined in May 1998. Conversion to the euro has not had, nor is management aware of any future effects of the conversion to the euro that will have, a material impact on its business operations or results of operations.

NEW TAX LEGISLATION

     Due to the previous limitations in the Code, certain of ProLogis' taxable subsidiaries (those entities whose operations generated income that was restricted under the REIT rules) were formed as entities in which ProLogis owned 100% of the non-voting preferred stock and a third party owned 100% of the voting common stock. Accordingly, ProLogis accounted for these types of investments under the equity method rather than consolidating the investments in its balance sheet and results of operations as the non-voting ownership interest did not result in ProLogis having control of the entities. The REIT Modernization Act ("RMA"), which was effective on January 1, 2001, modified certain provisions of the Code with respect to the taxation of REITs. Primarily, the RMA allows for the creation of Taxable REIT Subsidiaries ("TRS") that allows ProLogis and other REITs to own up to 100% of a TRS (previously limited to 10% of the voting stock). However, certain state law restrictions have prevented ProLogis from changing the ownership structures such that ProLogis owns 100% of these entities. See "Item 2. Properties -- Unconsolidated Entities" and Note 4 to ProLogis' Consolidated Financial Statements in Item 8.

FUNDS FROM OPERATIONS

     Funds from operations attributable to Common Shares decreased $2.3 million to $374.4 million for 2001 from $376.7 million for 2000. The decrease in 2001 is primarily attributable to the recognition of ProLogis' share of aggregate charges of $42.8 million related to the write-down of technology related investments of certain of ProLogis' unconsolidated entities. Funds from operation attributable to Common Shares increased $56.5 million from 1999 to 2000.

     Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Statement of Cash Flows in ProLogis' Consolidated Financial Statements in Item 8. Funds from operations should not be considered as an alternative to net income, as an indicator of ProLogis' operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of ProLogis' ability to fund its capital expenditures and investment activities and to fund other cash needs.

     Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") generally as net income (computed in accordance with GAAP), excluding real estate related depreciation and amortization, gains and losses from sales of properties except those gains and losses from sales of properties upon completion or stabilization under pre-sale agreements, and after adjustments for unconsolidated entities to reflect their funds from operations on the same basis. ProLogis includes gains and losses from the disposition of its CDFS business segment assets in funds from operations.

     Funds from operations, as presented by ProLogis, is modified from the NAREIT definition. ProLogis' funds from operations measure does not include: (i) charges related to the write-down of non-CDFS business segments assets; (ii) deferred income tax benefits and deferred income tax expenses of ProLogis' taxable subsidiaries; (iii) foreign currency exchange gains and losses resulting from debt transactions between ProLogis and its consolidated and unconsolidated entities; (iv) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of third party debt of ProLogis' foreign consolidated and unconsolidated entities; and (v) mark to market adjustments related to derivative financial instruments utilized to manage ProLogis' foreign currency risks. These adjustments to the NAREIT definition are made to reflect ProLogis' funds from operations on a comparable basis with the other REITs that do not engage in the types of transactions that give rise to these items.

     Funds from operations is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2001       2000       1999
                                                          --------   --------   --------
Net earnings attributable to Common Shares..............  $ 90,835   $157,715   $123,999
  Add (Deduct):
     Real estate related depreciation and
       amortization.....................................   137,033    146,859    150,050
     Gain on disposition of non-CDFS business segment
       assets...........................................   (10,008)    (1,314)   (38,994)
     Foreign currency exchange losses, net(1)...........     1,484     19,569     16,596
     Deferred income tax expense (benefit)..............     2,258      4,230         --
     Cumulative effect of accounting change(2)..........        --         --      1,440
     ProLogis' share of reconciling items of
       unconsolidated entities:
       Real estate related depreciation and
          amortization..................................    63,948     57,366     49,644
       Write-down of operating assets and other
          impairment charges(3).........................    88,413         --         --
       (Gain) loss on disposition of non-CDFS business
          segment assets................................     4,417       (744)       826
       Foreign currency exchange (gains) losses, net....     8,204     (2,773)    14,650
       Deferred income tax expense (benefit)............   (12,171)    (4,190)       510
       Cumulative effect of accounting change(2)........        --         --      1,480
                                                          --------   --------   --------
  Funds from operations attributable to Common Shares...  $374,413   $376,718   $320,201
                                                          ========   ========   ========

---------------

(1) See "-- Results of Operations -- Other Income and Expense Items -- Foreign Currency Exchange Losses, Net".

(2) See "-- Results of Operations -- Other Income and Expense Items -- Cumulative Effect of Accounting Change".

(3) See "-- Results of Operations -- Temperature-Controlled Distribution Operations".

RISK FACTORS

     ProLogis' operations involve various risks that could adversely affect ProLogis' financial condition, results of operations, cash flow, ability to pay distributions on Common Shares and the market price of Common Shares. These risks include, among others:

  General Real Estate Risks

     General Economic Conditions

     ProLogis is exposed to the general economic conditions and the local, regional, national and international conditions that affect the markets in which it owns industrial distribution facilities. ProLogis' operating performance depends on the economic conditions of markets in which its distribution facilities are concentrated. While ProLogis does not have in excess of 10% of its total portfolio in any one market, it does have significant holdings in Atlanta, Chicago, Dallas/Ft. Worth, Los Angeles, Paris, San Francisco and the United Kingdom. ProLogis' operating performance could be adversely affected if conditions in these larger markets, such as an oversupply of distribution space or a reduction in demand for industrial distribution facilities, become less favorable relative to other geographic areas. Any material oversupply of distribution space or material reduction of demand for distribution space could adversely affect ProLogis' operating income and the value of its Common Shares.

     Risks Particular To Real Estate

     Real property investments are subject to varying degrees of risk. While ProLogis seeks to minimize these risks through our market research and property management capabilities, these risks cannot be eliminated. The factors that can affect real estate values include:

     - changes in the general economic climate;

     - local conditions, such as an oversupply of space or a reduction in demand for industrial real estate in an area;

     - the quality and philosophy of management;

     - the attractiveness of our facilities to potential customers;

     - competition from other available facilities;

     - the ability of ProLogis to provide adequate maintenance and insurance on its facilities;

     - the ability of ProLogis to control variable operating costs;

     - governmental regulations, including zoning, usage and tax laws and changes in these laws;

     - interest rate levels at which ProLogis may borrow funds and the availability of funds to ProLogis;

     - potential liability under, and changes in, environmental, zoning, and other laws.

     Risks Associated with Concentration of ProLogis' Investments in the Industrial Sector

     ProLogis' property operations and CDFS business segments are concentrated in the industrial distribution sector. This concentration may expose ProLogis to the risk of economic downturns in this sector to a greater extent than if ProLogis' business activities included other types of real estate investments.

     Risks Associated with ProLogis' Development Activities

     ProLogis has developed a significant number of distribution facilities since its inception and intends to continue to pursue development activities as opportunities arise. Such development activities generally require various government and other approvals. ProLogis may not receive such approvals. ProLogis will be subject to risks associated with such development activities. These risks include:

     - the risk that development opportunities explored by ProLogis may be abandoned with the related investment written off;

     - the risk that construction costs of a facility may exceed original estimates or may not be concluded on schedule (including the possibility of contract default, the effect of local weather conditions and local or national strikes, or shortages in materials, building supplies or energy and fuel for equipment) which could make the project less profitable than originally estimated; and

     - the risk that occupancy rates and rents of a completed project will not make the project as profitable as originally estimated.

     Risks Associated with the Disposition of ProLogis' Facilities

     ProLogis has disposed of or contributed to real estate funds a significant number of distribution facilities in recent years and ProLogis intends to continue to pursue disposition activities as opportunities arise, particularly in its CDFS business segment. ProLogis' ability to dispose of facilities on advantageous terms is dependent upon several factors, some of which are beyond the control of ProLogis' management, primarily competition from other owners of facilities that are also trying to dispose of their facilities. ProLogis' ability to complete and lease developed facilities will impact its ability to dispose of or contribute these facilities. Should ProLogis not have sufficient facilities available that meet the investment criteria of future real estate funds or of ProLogis European Properties Fund, then the dispositions could be delayed resulting in adverse effects on

ProLogis' liquidity and on its ability to meet projected earnings levels in a particular reporting period. Failure to meet its projected earnings levels could have an adverse effect on the market price of Common Shares. Further, the inability of ProLogis to redeploy the proceeds from its divestitures in accordance with its investment strategy could have an adverse affect on ProLogis.

     Risks Associated with Acquisition of Facilities

     ProLogis acquires distribution facilities from time to time. The acquisition of facilities involves risks including the risk that the acquired facility will not perform as anticipated and the risks that the expected costs for renovation and improvements identified in the pre-acquisition due diligence process prove to be inaccurate. There is, and it is expected that there will continue to be, significant competition for investment opportunities that meet ProLogis' investment criteria as well as risks associated with obtaining financing for acquisition activities, if necessary.

     Tenant Default

     ProLogis' income and distributable cash flow would be adversely affected if a significant number of ProLogis' tenants are unable to meet their obligations to ProLogis. In the event of default by a significant number of tenants, ProLogis may experience delays and incur substantial costs in enforcing its rights as landlords.

     Ability to Renew Leases or Re-let Space as Leases Expire

     ProLogis' income and distributable cash flow would be adversely affected if ProLogis is unable to lease, on economically favorable terms, a significant amount of space in its distribution facilities. ProLogis has 21.2 million square feet (a total of 106.7 million square feet leased) of distribution space with leases that expire in 2002 and the Funds have a combined 4.1 million square feet (a total of 55.4 million square feet leased) of distribution space with leases that expire in 2002. The number of distribution facilities in a market or submarket could adversely affect both ProLogis' ability to lease distribution space and the rental rates that can be obtained in new leases.

     Real Estate Investments Are Not As Liquid As Other Types Of Assets

     Real estate investments are not as liquid as other types of assets and that may tend to limit the ability of ProLogis to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, ProLogis must comply with the safe harbor rules relating to the number of facilities disposed of in a year, their tax bases and the cost of improvements made to the facilities, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, ProLogis' ability at any time to sell assets, or contribute assets to real estate funds or other entities in which ProLogis has an ownership interest may be restricted.

     ProLogis' Insurance Coverage Does Not Include All Potential Losses

     ProLogis and its unconsolidated entities currently carry comprehensive insurance coverage including property, liability, fire, flood, earthquake, environmental, extended coverage and rental loss as appropriate for the markets where each entity's facilities and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar facilities. ProLogis believes its facilities and the facilities of its unconsolidated entities are adequately insured. However, there are certain losses, including losses from floods and losses from earthquakes, acts of war or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. Should an uninsured loss or a loss in excess of insured limits occur with respect to one or more of ProLogis' facilities, ProLogis could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the facility.

     Potential Environmental Liability

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. ProLogis conducts Phase I environmental assessments as part of its due diligence activities. ProLogis has not been notified nor is ProLogis aware of any environmental condition with respect to its real estate investments that are likely to be material to ProLogis' financial condition. However, ProLogis cannot give any assurance that such conditions do not exist or may not arise in the future. The presence of such substances on ProLogis' real estate investments could adversely affect its ability to sell such investments or to borrow using such investments as collateral and may also have an adverse effect on ProLogis' cash flow and, consequently, its ability to pay distributions to its shareholders.

  Financing and Capital Risks

     Access to Capital

     ProLogis, as a REIT, is required to distribute at least 90% of its taxable income to its shareholders. Consequently, ProLogis is, as are all REITs, dependent on external capital to funds its development and acquisition activities. Due to the reduced availability of direct public debt and public equity capital at favorable prices in the real estate industry during the last several years, ProLogis has been accessing private debt and equity capital through the establishment of real estate funds that acquire facilities from ProLogis. ProLogis' ability to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions and competition from other real estate companies. Further, ProLogis generates significant profits as a result of these dispositions. To the extent that private capital is not available to acquire facilities from ProLogis, these profits may not be realized which could result in an earnings stream that is less predictable than some of its competitors and result in ProLogis not meeting its projected earnings levels in a particular reporting period. Failure to meet its projected earnings levels could have an adverse effect on the market price of Common Shares.

     ProLogis is obligated to contribute all of the facilities it develops within certain specified markets in Europe to ProLogis European Properties Fund, subject to these facilities meeting specified investment criteria. ProLogis European Properties Fund's investors have entered into subscription agreements whereby they have committed to provide capital to ProLogis European Properties Fund through September 2002. Should any of the investors in ProLogis European Properties Fund default on this commitment or should ProLogis not secure funding commitments after September 2002, the ability of ProLogis to dispose of its development pipeline in Europe will be jeopardized and ProLogis' ability to meet its projected earnings levels and generate cash flow would be adversely affected.

     Limitations on Debt

     ProLogis currently has a policy of incurring debt only, if upon such incurrence, ProLogis' debt-to-book capitalization ratio, as adjusted, would not exceed 50%. The Board could alter or eliminate this policy without shareholder approval and would do so if, for example, it were necessary in order for ProLogis to continue to qualify as a REIT under the Code. If this policy were changed, ProLogis could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to shareholders.

     Debt Financing

     ProLogis is subject to risks normally associated with debt financing, including the risk that ProLogis' cash flow will be insufficient to meet required payments of principal and interest and the risk that ProLogis will not be able to refinance existing indebtedness or that the terms of such refinancings will not be as favorable as the terms of the existing indebtedness. There can be no assurance that ProLogis will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

     Currently, ProLogis utilizes its short-term borrowing capability (over $1.0 billion available) under four credit agreements in addition to operating cash flow and proceeds from dispositions to fund its development, acquisition and distribution requirements. ProLogis' four short-term credit agreements have maturities during 2002 ($60.0 million), 2003 ($287.0 million), 2004 ($500.0 million) and 2005 ($188.0 million). The ability of ProLogis to refinance these credit agreements in a timely manner and at favorable terms is dependent on several factors including, general economic conditions and interest rate levels. ProLogis' short-term credit agreements bear interest at variable rates. Increases in interest rates would increase ProLogis' interest expense under these agreements. If ProLogis is unable to refinance its indebtedness at maturity or meet its payment obligations, the amount of cash available for distribution may be adversely affected.

     Requirements of Credit Facilities

     The terms of ProLogis' indebtedness require ProLogis to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit ProLogis' flexibility in its operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if ProLogis has satisfied its payment obligations. If ProLogis is unable to refinance its indebtedness at maturity or meet its payment obligations, the amount of cash available for distribution may be adversely affected.

  Federal Income Tax Risks

     Failure to Qualify as a REIT Could Adversely Affect Shareholders

     ProLogis has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1993. To maintain REIT status, ProLogis must meet a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and developments at ProLogis, no assurance can be given that ProLogis will qualify as a REIT for any particular year.

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

     Potential Adverse Effect of REIT Distribution Requirements

     To maintain its qualification as a REIT under the Code, ProLogis must annually distribute to ProLogis' shareholders at least 90% of its ordinary taxable income, excluding net capital gains. This requirement limits ProLogis' ability to accumulate capital. ProLogis may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for ProLogis' funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited. In those situations, ProLogis might be required to borrow funds or sell facilities on adverse terms in order to meet the distribution requirements. If ProLogis fails to make a required distribution, it would cease to be a REIT.

     Prohibited Transaction Income Could Result From Certain Property Transfers

     ProLogis disposes of and contributes facilities from both its property operations segment and from within its CDFS business to third parties and to real estate funds. Some of these dispositions and contributions are made from ProLogis' taxable subsidiaries. Under the Code, if the disposition or contribution of facilities is deemed to be a prohibited transaction, a 100% penalty tax on the resulting income could be assessed. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service could contend that certain dispositions or contributions by ProLogis are prohibited transactions. While ProLogis' management does not believe that the Internal Revenue Service would prevail in such a dispute, if the matter was successfully argued by the Internal Revenue Service the 100% penalty tax could be assessed against the profits from these transactions. Additionally, any income from a prohibited transaction may adversely affect ProLogis' ability to satisfy the income tests for qualification as a REIT.

  Other Risks

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

     ProLogis is Dependent on Key Personnel

     ProLogis' executive and senior officers have a significant role in ProLogis' success. The ability of ProLogis to retain its management group or to attract suitable replacements should any members of the management group leave ProLogis is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely effect ProLogis' financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets and have an adverse affect on the market price of Common Shares.

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

     Foreign Currency Risk

     ProLogis has pursued and intends to continue to pursue growth opportunities in international markets and often invests in countries where the U.S. dollar is not the national currency. As a result, ProLogis is subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. For example, a significant depreciation in the value of the foreign currencies of one or more countries where ProLogis has a significant investment may materially adversely affect ProLogis' performance. ProLogis attempts to mitigate any such effects through the use of debt denominated in foreign currencies and foreign currency put option contracts, although there can be no assurance that such attempts will be successful.

     Government Regulations and Actions

     There are many laws and governmental regulations that are applicable to ProLogis and its facilities. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur. Further, economic and political factors, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders in the United States, but primarily in the foreign countries in which ProLogis has invested, can have a major impact on a global company such as ProLogis.

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

     ProLogis has estimated its market risk exposures using sensitivity analysis. ProLogis has defined its market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure and future earnings with respect to foreign currency exchange exposure. ProLogis' sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in year end interest rates and foreign currency exchange rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, ProLogis' ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time, and the prevailing interest and foreign currency exchange rates.

  Interest Rate Risk

     ProLogis' interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve its objective, ProLogis primarily borrows on a fixed rate basis. Therefore, ProLogis' primary interest rate risk is created by its variable rate lines of credit. Although ProLogis has no interest rate derivatives outstanding as of December 31, 2001, ProLogis has in the past and may in the future, utilize derivative instruments as hedges in anticipation of future debt transactions to manage its interest rate exposure.

     During the year ended December 31, 2001, ProLogis had weighted average outstanding borrowings of $314.6 million on its variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for interest rate-related financial instruments was approximately $1.6 million on both future earnings and cash flow for the year ended December 31, 2001. The sensitivity analysis was based on the weighted average outstanding variable rate borrowings for 2001 and assumed a flat yield curve.

  Foreign Currency Risk

     ProLogis uses foreign currency forward and option contracts to manage foreign currency exchange rate risk related to projected net operating income (operating income net of foreign denominated interest expense) from foreign entities. In addition, ProLogis incurs foreign currency risk related to third-party and intercompany loans of its foreign consolidated subsidiaries that are not denominated in the functional currency of the entity. The remeasurement of these loans results in foreign currency exchange gains or losses that are recognized by ProLogis. However, ProLogis does not incur an actual cash gain or loss until the loans are repaid. ProLogis' exposure to foreign currency exchange rates exists with the following currencies versus the U.S. dollar: euro, British pound sterling, Swedish krona and Japanese yen. Based on the results of a sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, the estimated 2001 year-end market risk exposure to future earnings related to these loans was $65.6 million.

     ProLogis translates the income and expenses of its consolidated foreign subsidiaries and its share of the income recognized under the equity method from its unconsolidated entities. ProLogis hedges the foreign currency risk associated with approximately 75% of the net income from its consolidated and unconsolidated entities through foreign currency put option contracts. ProLogis' sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, estimated the 2001 year-end market risk exposure to future earnings of ProLogis was $2.1 million. The effect of the assumed adverse change in foreign currency exchange rates on translated income and expenses of ProLogis' consolidated and unconsolidated entities has a high degree of inverse correlation with the derivative instruments used to hedge it. However, since ProLogis hedges approximately 75% of its projected net income from foreign entities, approximately 25% of the impact to total net income from its foreign entities of an adverse movement in foreign exchange rates would not be offset by derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ProLogis Consolidated Balance Sheets as of December 31, 2001 and 2000, its Consolidated Statements of Earnings, Shareholders' Equity and Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2001, Notes to Consolidated Financial Statements and Schedule III -- Real Estate and Accumulated Depreciation, together with the report of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 14 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding ProLogis' executive officers, see "Item 1. Business -- Executive Officers and Trustees" and "-- Senior Officers." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in ProLogis' definitive proxy statement for its 2002 annual meeting of shareholders ("2002 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the description under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Trustee Compensation" and "Outside Trustee Plan" in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 2002 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

          (a) Financial Statements and Schedules:

           1. Financial Statements:

           See Index to Consolidated Financial Statements and Schedule III on page 65 of this report, which is incorporated herein by reference.

           2. Financial Statement Schedules:

           Schedule III -- Real Estate and Accumulated Depreciation

           All other schedules have been omitted since the required information is presented in the consolidated financial statements and the related notes or is not applicable.

           3. Exhibits:

           See Index to Exhibits on pages 134 to 139 of this report, which is incorporated herein by reference.

          (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        ITEM     FINANCIAL
DATE  REPORTED   STATEMENTS
----  --------   ----------
None

          (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 134 to 139 of this report, which is incorporated herein by reference.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                              PAGE
                                                              ----
ProLogis Trust:
  Report of Independent Public Accountants..................   66
  Consolidated Balance Sheets...............................   67
  Consolidated Statements of Earnings.......................   68
  Consolidated Statements of Shareholders' Equity and
     Comprehensive Income...................................   69
  Consolidated Statements of Cash Flows.....................   70
  Notes to Consolidated Financial Statements................   71
  Report of Independent Public Accountants..................  113
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  114

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust

     We have audited the accompanying consolidated balance sheets of ProLogis Trust and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Frigoscandia Holding AB and CS Integrated LLC accounted for under the equity method of accounting, in which the Trust has investments in and advances to amounting to $416.6 million and $397.7 million as of December 31, 2001 and 2000, respectively, and earnings (loss) from unconsolidated entities of $(71.3) million, $(12.0) million and $6.3 million in 2001, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these entities is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ProLogis Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois
April 3, 2002

                                 PROLOGIS TRUST

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Real estate.................................................  $4,588,193   $4,689,492
  Less accumulated depreciation.............................     574,871      476,982
                                                              ----------   ----------
                                                               4,013,322    4,212,510
Investments in and advances to unconsolidated entities......   1,310,735    1,453,148
Cash and cash equivalents...................................      27,989       57,870
Accounts and notes receivable...............................      23,829       34,989
Other assets................................................     228,066      187,817
                                                              ----------   ----------
         Total assets.......................................  $5,603,941   $5,946,334
                                                              ==========   ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit...........................................  $  375,875   $  439,822
  Senior unsecured debt.....................................   1,670,359    1,699,989
  Mortgage notes and other secured debt.....................     532,106      537,925
  Accounts payable and accrued expenses.....................     133,242      106,097
  Construction payable......................................      19,805       40,925
  Distributions and dividends payable.......................      63,169       57,739
  Other liabilities.........................................      87,747       89,836
                                                              ----------   ----------
         Total liabilities..................................   2,882,303    2,972,333
                                                              ----------   ----------
Minority interest...........................................      45,639       46,630
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
    shares issued and outstanding at December 31, 2000;
    stated liquidation preference of $25.00 per share.......          --      135,000
  Series B Convertible Preferred Shares; $0.01 par value;
    6,256,100 shares issued and outstanding at December 31,
    2000; stated liquidation preference of $25.00 per
    share...................................................          --      156,403
  Series C Preferred Shares; $0.01 par value; 2,000,000
    shares issued and outstanding at December 31, 2001 and
    2000; stated liquidation preference of $50.00 per
    share...................................................     100,000      100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000
    shares issued and outstanding at December 31, 2001 and
    2000; stated liquidation preference of $25.00 per
    share...................................................     250,000      250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000
    shares issued and outstanding at December 31, 2001 and
    2000; stated liquidation preference of $25.00 per
    share...................................................      50,000       50,000
  Common shares of beneficial interest; $0.01 par value;
    175,888,391 shares issued and outstanding at December
    31, 2001 and 165,287,358 shares issued and outstanding
    at December 31, 2000....................................       1,759        1,653
Additional paid-in capital..................................   2,958,613    2,740,136
Employee share purchase notes...............................     (14,810)     (18,556)
Accumulated other comprehensive income......................     (63,780)     (33,768)
Distributions in excess of net earnings.....................    (605,783)    (453,497)
                                                              ----------   ----------
         Total shareholders' equity.........................   2,675,999    2,927,371
                                                              ----------   ----------
         Total liabilities and shareholders' equity.........  $5,603,941   $5,946,334
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001       2000       1999
                                                              --------   --------   --------
Income:
  Rental income.............................................  $465,777   $480,088   $491,826
  Other real estate income..................................   104,436     78,103     46,678
  Income (loss) from unconsolidated entities................   (51,222)    78,063     22,519
  Interest income...........................................     4,134      7,267      6,369
                                                              --------   --------   --------
          Total income......................................   523,125    643,521    567,392
                                                              --------   --------   --------
Expenses:
  Rental expenses, net of recoveries of $95,813 in 2001,
     $91,706 in 2000 and $87,907 in 1999 and including
     amounts paid to affiliate of $89 in 2001, $1,188 in
     2000 and $1,314 in 1999................................    28,700     27,177     33,501
  General and administrative, including amounts paid to
     affiliate of $681 in 2001, $958 in 2000 and $1,582 in
     1999...................................................    50,274     44,954     38,284
  Depreciation and amortization.............................   143,465    151,483    152,447
  Interest..................................................   163,629    172,191    170,746
  Other.....................................................     4,014      5,909      5,865
                                                              --------   --------   --------
          Total expenses....................................   390,082    401,714    400,843
                                                              --------   --------   --------
Earnings before minority interest...........................   133,043    241,807    166,549
Minority interest share in earnings.........................     6,461      5,586      4,979
                                                              --------   --------   --------
Earnings before gain on disposition of real estate and
  foreign currency exchange losses..........................   126,582    236,221    161,570
Gain on disposition of real estate, net.....................    10,008      1,314     38,994
Foreign currency exchange losses, net.......................    (3,721)   (17,927)   (16,818)
                                                              --------   --------   --------
Earnings before income taxes................................   132,869    219,608    183,746
Income taxes:
  Current income tax expense................................     2,467        900      1,472
  Deferred income tax expense...............................     2,258      4,230         --
                                                              --------   --------   --------
          Total income taxes................................     4,725      5,130      1,472
                                                              --------   --------   --------
Earnings before cumulative effect of accounting change......   128,144    214,478    182,274
Cumulative effect of accounting change......................        --         --      1,440
                                                              --------   --------   --------
Net earnings................................................   128,144    214,478    180,834
Less preferred share dividends..............................    37,309     56,763     56,835
                                                              --------   --------   --------
Net earnings attributable to Common Shares..................  $ 90,835   $157,715   $123,999
                                                              ========   ========   ========
Weighted average Common Shares outstanding -- Basic.........   172,755    163,651    152,412
                                                              ========   ========   ========
Weighted average Common Shares outstanding -- Diluted.......   175,197    164,401    152,739
                                                              ========   ========   ========
Basic per share net earnings attributable to Common Shares:
  Earnings before cumulative effect of accounting change....  $   0.53   $   0.96   $   0.82
  Cumulative effect of accounting change....................        --         --      (0.01)
                                                              --------   --------   --------
          Net earnings attributable to Common Shares........  $   0.53   $   0.96   $   0.81
                                                              ========   ========   ========
Diluted per share net earnings attributable to Common
  Shares:
  Earnings before cumulative effect of accounting change....  $   0.52   $   0.96   $   0.82
  Cumulative effect of accounting change....................        --         --      (0.01)
                                                              --------   --------   --------
          Net earnings attributable to Common Shares........  $   0.52   $   0.96   $   0.81
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
Common Shares -- Number of shares at beginning of year......     165,287      161,825      123,416
  Issuance of Common Shares under Common Share plans........       3,502        1,642          344
  Repurchase of Common Shares...............................        (778)          --           --
  Conversion of limited partnership units...................          25          238           14
  Redemption or conversion of Series B Preferred Shares.....       7,785          980          663
  Issuance of Common Shares in merger transaction...........          --           --       37,388
  Issuance of Common Shares in acquisition of unconsolidated
    entity..................................................          67          602           --
                                                              ----------   ----------   ----------
Common Shares -- Number of shares at end of year............     175,888      165,287      161,825
                                                              ==========   ==========   ==========
Common Shares (par value) at beginning of year..............  $  1,652.9   $  1,618.3   $  1,234.2
  Issuance of Common Shares under Common Share plans........        35.0         16.4          3.4
  Repurchase of Common Shares...............................        (7.8)          --           --
  Conversion of limited partnership units...................         0.2          2.4          0.2
  Redemption or conversion of Series B Preferred Shares.....        77.9          9.8          6.6
  Issuance of Common Shares in merger transaction...........          --           --        373.9
  Issuance of Common Shares in acquisition of unconsolidated
    entity..................................................         0.7          6.0           --
                                                              ----------   ----------   ----------
Common Shares (par value) at end of year....................  $  1,758.9   $  1,652.9   $  1,618.3
                                                              ==========   ==========   ==========
Preferred Shares at beginning of year.......................  $  691,403   $  710,518   $  673,440
  Redemption or conversion of Series B Preferred Shares.....    (156,403)     (19,115)     (12,922)
  Redemption of Series A Preferred Shares...................    (135,000)          --           --
  Issuance of Series E Preferred Shares in merger
    transaction.............................................          --           --       50,000
                                                              ----------   ----------   ----------
Preferred Shares at end of year.............................  $  400,000   $  691,403   $  710,518
                                                              ==========   ==========   ==========
Additional paid-in capital at beginning of year.............  $2,740,136   $2,663,350   $1,907,232
  Issuance of Common Shares under Common Share plans........      70,850       30,251        6,327
  Repurchase of Common Shares...............................     (15,992)          --           --
  Conversion of limited partnership units...................         216        8,167          205
  Redemption or conversion of Series B Preferred Shares.....     151,742       19,105       12,916
  Issuance of Common Shares in merger transaction...........          --           --      733,307
  Issuance of Common Shares in acquisition of unconsolidated
    entity..................................................       1,452       11,872           --
  Sale of stock options to unconsolidated entities..........       1,091        2,153        1,226
  Stock-based compensation costs............................       9,118        5,238        2,137
                                                              ----------   ----------   ----------
Additional paid-in capital at end of year...................  $2,958,613   $2,740,136   $2,663,350
                                                              ==========   ==========   ==========
Employee share purchase notes at beginning of year..........  $  (18,556)  $  (22,906)  $  (25,247)
  Principal payments on employee share purchase notes.......       3,746        4,350        2,341
                                                              ----------   ----------   ----------
Employee share purchase notes at end of year................  $  (14,810)  $  (18,556)  $  (22,906)
                                                              ==========   ==========   ==========
Accumulated other comprehensive income at beginning of
  year......................................................  $  (33,768)  $   (9,765)  $       23
    Foreign currency translation adjustments................     (30,012)     (24,003)      (9,788)
                                                              ----------   ----------   ----------
Accumulated other comprehensive income at end of year.......  $  (63,780)  $  (33,768)  $   (9,765)
                                                              ==========   ==========   ==========
Distributions in excess of net earnings at beginning of
  year......................................................  $ (453,497)  $ (389,079)  $ (300,314)
  Net earnings..............................................     128,144      214,478      180,834
  Preferred Share dividends.................................     (37,309)     (56,763)     (56,835)
  Common Share distributions paid...........................    (180,681)    (165,123)    (158,554)
  Common Share distributions accrued........................     (62,440)     (57,010)     (54,210)
                                                              ----------   ----------   ----------
Distributions in excess of net earnings at end of year......  $ (605,783)  $ (453,497)  $ (389,079)
                                                              ==========   ==========   ==========
Total shareholders' equity at end of year...................  $2,675,999   $2,927,371   $2,953,736
                                                              ==========   ==========   ==========
Comprehensive income:
    Net earnings............................................  $  128,144   $  214,478   $  180,834
  Preferred Share dividends.................................     (37,309)     (56,763)     (56,835)
  Foreign currency translation adjustments..................     (30,012)     (24,003)      (9,788)
                                                              ----------   ----------   ----------
Comprehensive income........................................  $   60,823   $  133,712   $  114,211
                                                              ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                 2001         2000          1999
                                                              ----------   -----------   -----------
Operating activities:
  Net earnings..............................................  $  128,144   $   214,478   $   180,834
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Minority interest share in earnings.....................       6,461         5,586         4,979
    Depreciation and amortization...........................     143,465       151,483       152,447
    Gain on disposition of real estate......................     (10,008)       (1,314)      (38,994)
    Straight-lined rents....................................      (6,215)       (6,716)       (9,889)
    Amortization of deferred loan costs.....................       5,233         4,597         4,440
    Stock-based compensation................................       7,194         3,811         1,657
    (Income) loss from unconsolidated entities..............      68,129       (64,239)      (20,948)
    Deferred income tax expense.............................       2,258         4,230            --
    Foreign currency exchange (gains) losses, net...........      (4,780)       20,956        11,344
    Interest rate hedge expense.............................          --            --           945
    Cumulative effect of accounting change..................          --            --         1,440
  Increase in accounts receivable and other assets..........     (45,200)      (43,123)      (37,359)
  Increase in accounts payable, accrued expenses and other
    liabilities.............................................      52,179        35,409        20,480
                                                              ----------   -----------   -----------
        Net cash provided by operating activities...........     346,860       325,158       271,376
                                                              ----------   -----------   -----------
Investing activities:
  Real estate investments...................................    (789,488)     (631,968)     (459,252)
  Tenant improvements and lease commissions on previously
    leased space............................................     (21,672)      (19,623)      (19,751)
  Recurring capital expenditures............................     (29,081)      (23,895)      (28,114)
  Proceeds from dispositions of real estate.................     855,993       489,020       564,827
  Net (advances to) amounts received from unconsolidated
    entities................................................      72,677      (188,750)     (141,037)
  Proceeds from repayment of note receivable................      11,591        11,671            15
  Adjustments to cash balances resulting from mergers and
    contributions...........................................                   (17,968)       48,962
                                                              ----------   -----------   -----------
        Net cash provided by (used in) investing
          activities........................................     100,020      (381,513)      (34,350)
                                                              ----------   -----------   -----------
Financing activities:
  Net proceeds from Common Share plans......................      71,229        30,734         6,331
  Repurchase of Common Shares, net of costs.................     (16,000)           --            --
  Redemption of Series A Preferred Shares...................    (135,000)           --            --
  Redemption of Series B Convertible Preferred Shares.......      (4,583)           --            --
  Proceeds from financing transactions......................          --            --       966,075
  Debt issuance and other transaction costs incurred........      (1,815)       (4,598)      (58,248)
  Distributions paid on Common Shares (includes $11,132 paid
    in 1999 in merger transaction)..........................    (237,691)     (219,333)     (208,969)
  Distributions paid to minority interest holders...........      (7,116)       (7,123)       (7,251)
  Dividends paid on preferred shares (includes $729 paid in
    1999 in merger transaction).............................     (37,309)      (56,763)      (56,835)
  Principal payments on senior unsecured debt...............     (30,000)      (30,000)      (12,500)
  Principal payments received on employee share purchase
    notes...................................................       3,746         4,350         2,341
  Payments on the purchase of derivative financial
    instruments.............................................      (2,931)       (1,371)      (27,715)
  Proceeds from settlement of derivative financial
    instruments.............................................         106         2,179            --
  Proceeds from lines of credit and short-term borrowings...     642,188     1,075,473     1,939,845
  Payments on lines of credit and short-term borrowings.....    (706,135)     (734,351)   (2,335,445)
  Payments in merger transaction............................          --            --      (395,981)
  Regularly scheduled principal payments on secured debt....      (7,906)       (7,100)       (6,560)
  Principal payments on secured debt at maturity and
    prepayments.............................................      (7,544)       (7,210)      (35,916)
                                                              ----------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................    (476,761)       44,887      (230,828)
                                                              ----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........     (29,881)      (11,468)        6,198
Cash and cash equivalents, beginning of year................      57,870        69,338        63,140
                                                              ----------   -----------   -----------
Cash and cash equivalents, end of year......................  $   27,989   $    57,870   $    69,338
                                                              ==========   ===========   ===========

     See Note 12 for information on non-cash investing and financing activities.

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1. DESCRIPTION OF BUSINESS:

     ProLogis Trust (collectively with its consolidated subsidiaries and partnerships "ProLogis") is a publicly held real estate investment trust ("REIT") that owns, operates and develops industrial distribution facilities in North America (United States and Mexico), Europe and Asia (Japan). The ProLogis Operating System(R), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group, utilizes ProLogis' international network of distribution facilities to meet its customers' distribution space needs globally. ProLogis' business consists of three reportable business segments: property operations, corporate distribution facilities services business ("CDFS business") and temperature-controlled distribution operations. See Note 10.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Financial Presentation

     The accounts of ProLogis, its wholly owned subsidiaries and its majority owned and controlled subsidiaries and partnerships are consolidated in the accompanying financial statements. All material intercompany transactions, including transactions with unconsolidated entities, have been eliminated.

     ProLogis Development Services Incorporated ("ProLogis Development Services") is a subsidiary of ProLogis that operates in the CDFS business segment. See Note 10. ProLogis owned only the non-voting preferred stock of ProLogis Development Services, representing a 95% interest until October 2001 when ProLogis also acquired the voting common stock. ProLogis has advanced mortgage loans to fund ProLogis Development Services' acquisition, development and construction activities since its inception. A charitable trust owned the voting common stock of ProLogis Development Services prior to October 2001 but had no substantive role in the decision-making process regarding the operations of ProLogis Development Services. Accordingly, ProLogis consolidated ProLogis Development Services in its financial statements. In October 2001, ProLogis acquired the voting common stock from the charitable trust for $1.3 million. As of December 31, 2001, ProLogis owned 100% of ProLogis Development Services and continues to consolidate ProLogis Development Services in its financial statements. ProLogis Development Services is not a qualified REIT subsidiary under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, provisions for federal and state income taxes are recognized, as appropriate.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform to the 2001 financial statement presentation.

  REIT Organization Status

     In January 1993, ProLogis was formed as a Maryland REIT and has elected to be taxed as a REIT under the Code.

     REITs are not generally required to pay federal income taxes if minimum distribution, income, asset and shareholder tests are met. During 2001, 2000 and 1999, ProLogis was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements for ProLogis and its wholly owned subsidiaries which are qualified REIT subsidiaries. ProLogis recognizes income taxes in accordance with Statement of Financial Accounting Standards

                                 PROLOGIS TRUST

("SFAS") No. 109, "Accounting for Income Taxes" for its subsidiaries that are not qualified REIT subsidiaries. Additionally, the foreign countries that ProLogis operates in do not recognize REITs under their respective tax laws. Accordingly, ProLogis has recognized foreign country income taxes, as applicable.

  Long-Lived Assets

     Real estate is carried at cost, which is not in excess of estimated fair market value. Costs directly associated with the successful acquisition, renovation or development of real estate are capitalized. Direct costs associated with unsuccessful acquisitions are expensed at the time the pursuit is abandoned. Renovations and improvements to real estate assets are capitalized. Repairs and maintenance costs are expensed as incurred to the extent they are not acquisition-related renovation costs identified during ProLogis' pre-acquisition due diligence.

     General and administrative costs incurred for pre-acquisition and development activities (including land acquisitions), renovation and leasing activities that are incremental and identifiable to a specific activity are capitalized to the specific real estate assets. ProLogis capitalizes interest costs incurred during the land development and construction periods of qualifying projects. Costs capitalized related to leasing activities are included with other assets.

     Depreciation of real estate assets is computed over the estimated useful lives of depreciable property on a straight-line basis: seven years for capital improvements, 10 years for tenant improvements, 30 years for acquired facilities and 40 years for facilities developed by ProLogis. Capitalized lease costs are amortized over the lease term. ProLogis' average lease term is between six and seven years.

     ProLogis acquired certain real estate through the formation of partnerships wherein ProLogis, the general partner, contributed cash and the limited partners contributed real estate in exchange for partnership units which are ultimately exchangeable for ProLogis' common shares of beneficial interest, ("Common Shares"). In consolidating the partnerships' assets, real estate cost includes the estimated fair value attributable to the limited partners' interests as of the acquisition dates. See Note 6.

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

     ProLogis' management periodically reviews long-lived assets (primarily real estate and investments in unconsolidated entities) that it owns for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In management's opinion, long-lived assets and certain identifiable intangibles, primarily real estate assets and investments in unconsolidated entities, are not carried at amounts in excess of their fair values. Long-lived assets and certain identifiable intangibles, primarily real estate and investments in unconsolidated entities, to be disposed of, if any, are reported at the lower of their carrying amount or fair value less cost to sell. In 2001, ProLogis' share of the aggregate impairment adjustments recognized by its unconsolidated entities was $131.2 million. See Note 4.

     Recently issued accounting pronouncements that address long-lived assets are:

     - SFAS No. 142, "Goodwill and Other Intangible Assets" -- provides that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test (the impairment guidance in existing rules for equity method goodwill will continue to apply). SFAS No. 142 also changes the rules for

                                 PROLOGIS TRUST
       recognition of acquired intangible assets other than goodwill but continues to require that intangible assets be amortized over their useful lives.

     - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" -- establishes a single accounting model for long-lived assets to be disposed of by sale and provides implementation guidance with respect to accounting for impairment of long-lived assets. SFAS No. 144 requires that discontinued operations be measured on the same basis as other long-lived assets (the lower of the carrying amount or fair value less cost to sell) rather than at the net realizable value as previously required. Additionally, future operating losses of discontinued operations are no longer recognized before they occur.

     SFAS Nos. 142 and 144 are effective for ProLogis' fiscal year ending December 31, 2002. Management is still evaluating the effects these standards will have, if any, on ProLogis' consolidated financial position, results of operations or financial statement disclosures. For the years ended December 31, 2001, 2000 and 1999, ProLogis recognized amortization expense related to recognized goodwill of $0.1 million, $2.1 million and $0.5 million, respectively, as a component of "Depreciation and amortization" in its Consolidated Statements of Earnings. For the years ended December 31, 2001, 2000 and 1999, ProLogis' share of the goodwill amortization of its unconsolidated entities recognized under the equity method was $10.0 million, $10.1 million and $9.8 million, respectively. These amounts are included as a component of "Income
(loss) from unconsolidated entities" in ProLogis' Consolidated Statements of Earnings.

  Cash and Cash Equivalents

     ProLogis considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

  Minority Interest

     ProLogis acquired a controlling interest in five partnerships that owned real estate (the "Partnerships"), which are consolidated in ProLogis' financial statements. The Partnerships are ProLogis Limited Partnership - I, ProLogis Limited Partnership - II, ProLogis Limited Partnership - III, ProLogis Limited Partnership - IV and Meridian Realty Partners Limited Partnership. The acquisition of the controlling interest resulted in a step-up to fair value of the real estate owned by the Partnerships. Therefore, the minority interest in the Partnerships has been stated at each holders' respective share of the fair value of the real estate at the date of acquisitions, as adjusted for subsequent earnings, contributions and distributions. Common Shares issued upon exchange of the limited partner interests are accounted for at the carrying value of the minority interest surrendered.

  Costs of Raising Capital

     Costs incurred in connection with the issuance of shares are deducted from shareholders' equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets, and amortized over the term of the related loan or the renewal term.

  Financial Instruments

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

                                 PROLOGIS TRUST

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

     ProLogis' financial instruments, including derivative instruments are further discussed in Note 16.

  Foreign Operations

     The U.S. dollar is the functional currency for ProLogis' consolidated and unconsolidated entities operating in the United States and Mexico. The functional currency for ProLogis' consolidated and unconsolidated entities operating outside North America is the local currency of the country in which the entity is located (euro for members of the European Union, krona for Sweden, pound sterling for the United Kingdom, zloty for Poland and yen for Japan).

     ProLogis' consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant, nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders' equity. ProLogis translates its share of the income of its unconsolidated entities whose functional currency is not the U.S. dollar at the average exchange rate for the period. ProLogis and its foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are included in ProLogis' results of operations. In addition, gains or losses are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

                                 PROLOGIS TRUST

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------   --------   --------
Losses from the remeasurement and settlement of third
  party and intercompany debt, net....................  $(2,509)  $(18,762)  $(16,549)
Mark to market gains (losses) on foreign currency put
  option contracts(1).................................    1,122       (854)       (47)
Gains (losses) from the settlement of foreign currency
  put option contracts, net(1)........................   (2,149)     1,481        (45)
Other gains (losses), net.............................     (185)       208       (177)
                                                        -------   --------   --------
Total.................................................  $(3,721)  $(17,927)  $(16,818)
                                                        =======   ========   ========

---------------

(1) ProLogis entered into foreign currency put option contracts related to its operations in Europe for 2001, 2000 and 1999. These put option contracts do not qualify for hedge accounting treatment; therefore, ProLogis marks these contracts to market as of the end of the applicable accounting period. Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized. See Note 16.

  Revenue Recognition

     ProLogis leases its operating facilities under operating leases and recognizes the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. A provision for possible loss is made when collection of receivables is considered doubtful.

     Gains or losses on the disposition of real estate are recorded when the recognition criteria set forth under SFAS No. 66, "Accounting for Sales of Real Estate" have been met, generally at the time title is transferred and ProLogis has no future involvement with the asset sold. When ProLogis sells assets to entities in which it has an ownership interest, ProLogis does not recognize the portion of any gain resulting from the sale to the extent of its ownership interest in the entity acquiring the assets. Further, under certain circumstances, ProLogis defers portions of the gains on sales of assets to the extent that a portion of the sales proceeds consists of non-monetary consideration. ProLogis adjusts its share of the earnings recognized under the equity method from these entities to reflect depreciation expense based on its lower basis with respect to the assets that were acquired from ProLogis. Gains and losses resulting from the disposition of assets in the CDFS business segment are recognized as "Other real estate income" in ProLogis' Consolidated Statements of Earnings. See Note 10.

  Rental Expenses

     Rental expenses primarily includes the cost of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes. Under the terms of the respective leases, some or all of ProLogis' rental expenses are recovered from its tenants. Amounts recovered from tenants reduce the rental expenses recognized.

  Stock-Based Compensation

     ProLogis adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which allows ProLogis to continue to account for its various stock-based compensation plans using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, if the exercise price of the stock options issued equals or exceeds the market price of the

                                 PROLOGIS TRUST
underlying stock on the date of grant, no compensation expense is recognized. Under SFAS, No. 123, the fair value of the stock options issued is recognized as compensation expense. ProLogis generally issues stock options to employees and members of its Board of Trustees (the "Board") with an exercise price equal to the average of the high and low market prices on the day the options are issued. Therefore, no compensation expense is recognized. Generally, any changes to the terms of options or other instruments awarded will result in the use of variable accounting under SFAS No. 123 and the recognition of compensation expense. Certain pro forma earnings per share disclosures required by SFAS No. 123 are presented in Note 13.

  Cost of Start-Up Activities

     Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities," which requires that costs associated with organization, pre-opening, and start-up activities be expensed as incurred was adopted by ProLogis on January 1, 1999. Through December 31, 1998, ProLogis capitalized costs associated with start-up activities and amortized such costs over an appropriate period, generally five years. ProLogis expensed all unamortized organization and start-up costs, approximating $1.4 million, as a cumulative effect of an accounting change as of January 1, 1999. Subsequent to that date, such costs incurred have been expensed.

3. REAL ESTATE

  Real Estate Investments

     Real estate investments directly owned by ProLogis consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                              2001             2000
                                                           ----------       ----------
Operating facilities:
  Improved land..........................................  $  645,343(1)    $  648,950(1)
  Buildings and improvements.............................   3,536,638(1)     3,619,543(1)
                                                           ----------       ----------
                                                            4,181,981        4,268,493
                                                           ----------       ----------
Facilities under development (including cost of land)....     131,545(2)(3)    186,020(2)
Land held for development................................     200,737(4)       187,405(4)
Capitalized preacquisition costs.........................      73,930(5)        47,574(5)
                                                           ----------       ----------
          Total real estate..............................   4,588,193        4,689,492
Less accumulated depreciation............................     574,871          476,982
                                                           ----------       ----------
          Net real estate................................  $4,013,322       $4,212,510
                                                           ==========       ==========

---------------

(1) As of December 31, 2001 and December 31, 2000, ProLogis had 1,208 and 1,244 operating facilities, respectively, consisting of 123,356,000 and 126,275,000 square feet, respectively.

(2) Facilities under development consist of 16 buildings aggregating 5,357,000 square feet as of December 31, 2001 and 41 buildings aggregating 8,711,000 square feet as of December 31, 2000.

(3) In addition to the December 31, 2001 construction payable of $19.8 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $132.2 million.

(4) Land held for future development consisted of 1,976 acres as of December 31, 2001 and 2,047 acres as of December 31, 2000.

(5) Capitalized preacquisition costs include $65.0 million and $32.5 million of funds on deposit with title companies as of December 31, 2001 and December 31, 2000, respectively.

                                 PROLOGIS TRUST

     ProLogis' operating facilities, facilities under development and land held for future development are located in North America (the United States and Mexico), eight countries in Europe and in Japan. No individual market represents more than 10% of ProLogis' real estate assets.

  Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. As of December 31, 2001, minimum lease payments on leases with lease periods greater than one year for space in ProLogis' directly owned facilities during each of the years in the five-year period ending December 31, 2006 and thereafter are as follows (in thousands):

2002.....................................................  $  400,344
2003.....................................................     321,303
2004.....................................................     236,003
2005.....................................................     166,751
2006.....................................................     106,130
2007 and thereafter......................................     205,714
                                                           ----------
                                                           $1,436,245
                                                           ==========

     ProLogis' largest customer (based on rental income) in its directly owned facilities accounted for 0.82% of ProLogis' rental income (on an annualized basis) for the year ended December 31, 2001. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.2% of ProLogis' rental income (on an annualized basis) for the year ended December 31, 2001.

                                 PROLOGIS TRUST

4. UNCONSOLIDATED ENTITIES:

  Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Temperature-controlled distribution companies:
  CSI/Frigo LLC(1)..........................................  $   (2,492)  $       --
  ProLogis Logistics(2).....................................     174,295      231,053
  Frigoscandia S.A.(3)......................................     186,168      191,981
                                                              ----------   ----------
                                                                 357,971      423,034
                                                              ----------   ----------
Distribution real estate entities:
  ProLogis California(4)....................................     118,846      132,243
  ProLogis North American Properties Fund I(5)..............      45,331       10,369
  ProLogis North American Properties Fund II(6).............       8,210       13,408
  ProLogis North American Properties Fund III(7)............       6,273           --
  ProLogis North American Properties Fund IV(8).............       4,747           --
  ProLogis European Properties Fund(9)......................     263,114      147,938
  ProLogis European Properties S.a.r.l.(9)..................          --       84,767
                                                              ----------   ----------
                                                                 446,521      388,725
                                                              ----------   ----------
CDFS business:
  Kingspark LLC.............................................       9,937           --
  Kingspark S. A.(10).......................................     490,074      570,582
                                                              ----------   ----------
                                                                 500,011      570,582
                                                              ----------   ----------
Insight(11).................................................       2,479        2,470
ProLogis Equipment Services(12).............................       1,680          450
GoProLogis(13)..............................................       2,073       56,315
ProLogis PhatPipe(14).......................................          --       11,572
                                                              ----------   ----------
Total.......................................................  $1,310,735   $1,453,148
                                                              ==========   ==========

---------------

 (1) CSI/Frigo LLC, a limited liability company, owns 100% of the voting common stock of both ProLogis Logistics Services Incorporated ("ProLogis Logistics") and Frigoscandia Holding S. A. ("Frigoscandia S.A."). ProLogis directly owns all of the non-voting preferred stock of both ProLogis Logistics and Frigoscandia S.A. representing a 95% interest in the earnings of these entities. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member. ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. Mr. Brooksher's membership interest and the terms of the participating note entitle him to receive dividends equal to 5% of the net cash flow, as defined, if any. ProLogis' interests in CSI/Frigo LLC, ProLogis Logistics Services and Frigoscandia S.A. do not result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' financial statements. See Note 15.

                                 PROLOGIS TRUST

     Prior to January 5, 2001, the common stock of ProLogis Logistics was owned by unrelated third parties and the common stock of Frigoscandia S.A. was owned by a limited liability company in which unrelated parties owned 100% of the voting interests and Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the non-voting interests. On January 5, 2001, the common stock of both ProLogis Logistics and Frigoscandia S.A. was acquired by CSI/Frigo LLC for an aggregate purchase price of $3.3 million.

 (2) ProLogis Logistics owns 100% of CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of December 31, 2001, CSI owned or operated facilities aggregating 178.4 million cubic feet (including 35.5 million cubic feet of dry distribution space located in its facilities). In January 2002, negotiations commenced for the sale of substantially all of the operating assets of CSI and, accordingly, these assets were classified as assets held for sale by CSI in January 2002. Through its investment in ProLogis Logistics, ProLogis' share of the write-downs and other impairment charges recorded by ProLogis Logistics was $53.3 million. This amount reflects ProLogis' share of a charge of $32.0 million from the write-down of operating assets recorded by CSI under SFAS No. 121 and ProLogis' share of charges totalling $21.3 million from the impairment of ProLogis Logistics' investment in CSI recorded by ProLogis Logistics under SFAS No. 121 in 2001. As a result of these charges, the carrying value of ProLogis' investment in ProLogis Logistics as of December 31, 2001 is reported at the lower of cost or estimated fair value.

 (3) Frigoscandia S.A., through a wholly owned subsidiary, owns 100% of Frigoscandia Holding AB ("Frigoscandia"), which owns temperature-controlled distribution companies operating in nine countries in Europe. As of December 31, 2001, these companies owned or operated facilities aggregating
     154.4 million cubic feet. During 2001, Frigoscandia disposed of substantially all of the operating assets in Germany and all of the operating assets in the Czech Republic (aggregating 27.0 million cubic feet) for a net loss of $4.4 million. As of December 31, 2001, negotiations were ongoing to sell 46.6 million cubic feet of Frigoscandia's operating assets. These assets, located in five countries, were classified by Frigoscandia as assets held for sale as of December 31, 2001. Through its investment in Frigoscandia S.A., ProLogis' share of the write-downs and other impairment charges recorded by Frigoscandia S.A. was $35.1 million reflecting ProLogis' share of a $31.2 million charge from the write-down of operating assets that Frigoscandia held for sale and other impairment charges recorded by Frigoscandia under SFAS No. 121 and ProLogis' share of a charge of $3.9 million from the impairment of Frigoscandia S.A.'s investment in Frigoscandia recorded by Frigoscandia S.A. under SFAS No. 121 in 2001. As a result of these charges, the carrying value of Prologis' investment in Frigoscandia S.A. as of December 31, 2001 is reported at the lower of cost or estimated fair value.

 (4) Represents ProLogis' investment in the membership interests of ProLogis California I LLC ("ProLogis California"), a limited liability company that began operations on August 26, 1999, including acquisition costs, as adjusted for ProLogis' cumulative share of the earnings or losses of ProLogis California, distributions from ProLogis California and for the portion of the gain resulting from the disposition of ProLogis' properties to ProLogis California that does not qualify for income recognition by ProLogis due to its continuing ownership in ProLogis California. ProLogis California's members are ProLogis and New York State Common Retirement Fund. ProLogis California owns 79 operating facilities aggregating 13.1 million square feet, all located in the Los Angeles/Orange County market. ProLogis has had a 50% ownership interest in this entity since its inception.

 (5) Represents ProLogis' and ProLogis Development Services' investment in the membership interests of ProLogis North American Properties Fund I LLC, a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for ProLogis' and ProLogis Development Services' cumulative share of the earnings or losses of ProLogis North American Properties Fund I, distributions from ProLogis North American Properties Fund I and the portion of the gain resulting from the disposition of ProLogis' and ProLogis Development Services' facilities to ProLogis North

                                 PROLOGIS TRUST

     American Properties Fund I that does not qualify for income recognition by ProLogis or ProLogis Development Services due to their continuing ownership in ProLogis North American Properties Fund I. ProLogis North American Properties Fund I's members are ProLogis, ProLogis Development Services and the State Teachers Retirement Board of Ohio. As of December 31, 2001, ProLogis North American Properties Fund I owns 36 operating facilities aggregating 9.0 million square feet in 16 United States markets (including three operating facilities contributed to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million in January 2001). The combined ownership interests of ProLogis and ProLogis Development Services in this entity was 20% from its inception until January 15, 2001 and has been 41.3% after that date.

 (6) This entity was originally formed on June 30, 2000 as a limited liability company whose members were ProLogis and Principal Financial Group. This entity owned three operating facilities, all acquired from ProLogis, aggregating 440,000 square feet. On March 27, 2001, First Islamic Investment Bank E.C. acquired the membership interest held by Principal Financial Group and, under the name ProLogis First US Properties LP ("ProLogis North American Properties Fund II"), acquired 24 additional operating facilities aggregating 4.0 million square feet from ProLogis and ProLogis Development Services. This acquisition brought the total portfolio to 27 operating facilities aggregating 4.5 million square feet in 13 United States markets, also the balances as of December 31, 2001. The investment represents ProLogis' and ProLogis Development Services' investment in the membership interests of ProLogis North American Properties Fund II, including acquisition costs, as adjusted for ProLogis' and ProLogis Development Services' share of the cumulative earnings or losses of ProLogis North American Properties Fund II, distributions from ProLogis North American Properties Fund II and the portion of the gain resulting from the disposition of ProLogis' and ProLogis Development Services' facilities to ProLogis North American Properties Fund II that does not qualify for income recognition by ProLogis or ProLogis Development Services due to their continuing ownership in ProLogis North American Properties Fund II. ProLogis and ProLogis Development Services have had a combined 20% ownership interest in this entity since its inception.

 (7) ProLogis Second US Properties LP ("ProLogis North American Properties Fund III") was formed on June 15, 2001 as a limited liability company whose members are ProLogis and ProLogis Development Services and First Islamic Investment Bank E.C. In June 2001, this entity acquired 34 operating facilities aggregating 4.4 million square feet in 15 United States markets from ProLogis and ProLogis Development Services, also the balances as of December 31, 2001. Investment represents ProLogis' and ProLogis Development Services' investment in the membership interests of ProLogis North American Properties Fund III, including acquisition costs, as adjusted for ProLogis' and ProLogis Development Services' share of the cumulative earnings or losses of ProLogis North American Properties Fund III, distributions from ProLogis North American Properties Fund III and the portion of the gain resulting from the disposition of ProLogis' and ProLogis Development Services' facilities to ProLogis North American Properties Fund III that does not qualify for income recognition by ProLogis or ProLogis Development Services due to their continuing ownership in ProLogis North American Properties Fund III. ProLogis and ProLogis Development Services have had a combined 20% ownership interest in this entity since its inception.

 (8) ProLogis Third US Properties LP ("ProLogis North American Properties Fund IV") was formed on September 21, 2001 as a limited liability company whose members are ProLogis and First Islamic Investment Bank E.C. In September 2001, this entity acquired 17 operating facilities aggregating 3.5 million square feet in 10 United States markets from ProLogis, also the balances as of December 31, 2001. Investment represents ProLogis' investment in the membership interests of ProLogis North American Properties Fund IV, including acquisition costs, as adjusted for ProLogis' share of the cumulative net earnings or losses of ProLogis North American Properties Fund IV, distributions from ProLogis North American Properties Fund IV and the portion of the gain resulting from the disposition

                                 PROLOGIS TRUST
     of ProLogis' facilities to ProLogis North American Properties Fund IV that does not qualify for income recognition by ProLogis due to its continuing ownership in ProLogis North American Properties Fund IV. ProLogis has had a 20% ownership interest in this entity since its inception.

 (9) Represents ProLogis' investment in the common units of ProLogis European Properties Fund which began operations on September 23, 1999, including acquisition costs, as adjusted for ProLogis' share of the cumulative earnings or losses of ProLogis European Properties Fund, distributions from ProLogis European Properties Fund, the portion of the gain resulting from the disposition of ProLogis' facilities to ProLogis European Properties Fund that does not qualify for income recognition by ProLogis due to its continuing ownership in ProLogis European Properties Fund and cumulative translation account adjustments, as appropriate. As of December 31, 2001, ProLogis European Properties Fund owns 141 operating facilities aggregating
     23.1 million square feet in 24 European markets, including facilities owned by ProLogis European Properties S.a.r.l. ProLogis European Properties S.a.r.l. was previously 100% owned by ProLogis. In 2000 and 2001, ProLogis contributed 50.1% and 49.9%, respectively, of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest. ProLogis European Properties Fund owned 100% of ProLogis European Properties S.a.r.l. as of December 31, 2001. As of December 31, 2001 and 2000, ProLogis owned 35.4% and 34.4%, respectively, of ProLogis European Properties Fund.

(10) ProLogis owns all of the non-voting preferred stock of Kingspark S.A., representing a 95% interest in its earnings. Kingspark LLC, a limited liability company, owns all of the voting common stock of Kingspark S.A. ProLogis owns 95% of the membership interests (all non-voting) of Kingspark LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 5% of the membership interests (all voting) and is the managing member. Mr. Brooksher may transfer his membership interests subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC which was loaned to him by ProLogis. The recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8.0%. Mr. Brooksher's membership interests entitle him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Neither ProLogis' ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher, result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' financial statements. See
     Note 15.

     Prior to January 5, 2001, the common stock of Kingspark S.A. was owned by a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital, ProLogis' largest shareholder, owned 100% of the non-voting interests. On January 5, 2001, the common stock of Kingspark S.A. was acquired by Kingspark LLC for an aggregate purchase price of $8.1 million.

(11) Represents ProLogis Development Services' equity investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis Development Services' cumulative share of Insight's earnings or losses. ProLogis Development Services had a 33.3% ownership interest in Insight as of December 31, 2001 and 2000.

(12) Investment represents ProLogis Development Services' (through a wholly owned subsidiary) investment in the membership interests of ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' cumulative share of ProLogis Equipment Services' earnings or losses. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis Development Services has had a 50% ownership interest in ProLogis Equipment Services since its inception.

                                 PROLOGIS TRUST

(13) ProLogis owns 100% of the non-voting preferred stock ($25.0 million of cash invested and $30.4 million of preferred stock received under a license fee agreement) of GoProLogis Incorporated ("GoProLogis"), that has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. GoProLogis also received $30.4 million of non-cumulative preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System(R) over a five-year period. This investment was made on July 21, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the five-year term of the agreement. As of December 31, 2000, ProLogis' net investment in GoProLogis was $28.6 million ($55.4 million of non-cumulative preferred stock and $0.9 million of additional costs offset by $27.7 million of deferred income). During 2001, ProLogis recognized its share of deferred license fee income increasing its net investment by $3.0 million to $31.6 million before recognizing its share of an impairment adjustment ($29.5 million) in the fourth quarter of 2001. This impairment adjustment reduces GoProLogis' investment in the non-cumulative preferred stock of Vizional Technologies to its estimated fair value of $2.1 million. GoProLogis never received any dividends from its investment in Vizional Technologies since the investment was made in 2000. ProLogis' investment in the non-voting preferred stock of GoProLogis represents a 98% interest in the earnings of GoProLogis. The voting interest in GoProLogis, representing a 2% interest in the earnings, is held by K. Dane Brooksher, ProLogis' chairman and chief executive officer, and entitles him to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis but ProLogis does have an option to acquire Mr. Brooksher's ownership interest at a price equal to the principal amount plus accrued interest under the promissory note. See
     Note 15.

(14) ProLogis owns 100% of the non-voting preferred stock ($6.0 million of cash invested and $6.0 million of preferred stock received under a license agreement) of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe"), that has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. ProLogis PhatPipe also received $6.0 million of non-cumulative preferred stock of PhatPipe and a receivable of $2.0 million, both under a license agreement for the non-exclusive use of the ProLogis Operating System(R) over a three-year period. This investment was made on September 20, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the three-year term of the agreement. As of December 31, 2000, ProLogis' net equity investment in ProLogis PhatPipe was $4.3 million ($7.0 million of non-cumulative preferred stock owned at that time, a $4.5 million receivable and $42,000 of additional costs offset by $7.3 million of deferred income). During 2001, ProLogis acquired an additional $2.5 million of non-cumulative preferred stock for cash, received $2.5 million of its original receivable in additional non-cumulative preferred stock and recognized $0.7 million of deferred license fee income increasing its net investment by $3.0 million to $7.5 million before recognizing its share of an impairment adjustment recorded by ProLogis PhatPipe related to its investment in PhatPipe in the second quarter of 2001. This impairment adjustment reflects a write-down of ProLogis PhatPipe's entire $7.5 million net investment in PhatPipe. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe since the investment was made in 2000. ProLogis' investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in the earnings of ProLogis PhatPipe. ProLogis recognized its share of the impairment charge in June 2001. The voting interest in ProLogis PhatPipe, representing a 2% interest in the earnings, is held by K. Dane Brooksher, ProLogis' chairman and chief executive officer, and entitles him to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed $122,449 of recourse promissory notes to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with

                                 PROLOGIS TRUST
     the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his interest in ProLogis PhatPipe but ProLogis does have an option to acquire Mr. Brookshers' interest at a price equal to the aggregate principal amount of the promissory notes plus accrued interest under the promissory notes. See Note 15.

  Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Temperature-controlled distribution companies:
  CSI/Frigo LLC(1)...................................  $ (5,975)  $     --   $     --
  ProLogis Logistics(2)..............................   (56,405)    11,950     10,791
  Frigoscandia S.A.(2)...............................   (49,088)   (20,298)    (4,364)
                                                       --------   --------   --------
                                                       (111,468)    (8,348)     6,427
                                                       --------   --------   --------
Distribution real estate entities:
  ProLogis California(3).............................    13,147     13,178      3,917
  ProLogis North American Properties Fund I(4).......     4,648      1,806         --
  ProLogis North American Properties Fund II(5)......     2,328        612         --
  ProLogis North American Properties Fund III(6).....     1,178         --         --
  ProLogis North American Properties Fund IV(7)......       598         --         --
  ProLogis European Properties Fund(8)...............    15,798     15,648        820
  ProLogis European Properties S.a.r.l.(9)...........       205      8,041         --
                                                       --------   --------   --------
                                                         37,902     39,285      4,737
                                                       --------   --------   --------
Kingspark S.A.(10)...................................    55,839     43,795     23,855
Insight..............................................         9         27        (77)
ProLogis Equipment Services..........................      (209)      (130)        --
GoProLogis(11).......................................   (26,506)     2,693         --
ProLogis PhatPipe(11)................................    (6,789)       741         --
ProLogis Garonor(12).................................        --         --    (12,423)
                                                       --------   --------   --------
                                                       $(51,222)  $ 78,063   $ 22,519
                                                       ========   ========   ========

---------------

 (1) CSI/Frigo LLC recognizes its share of the income or losses of ProLogis Logistics and Frigoscandia S. A. under the equity method. Amounts represent ProLogis' share of the income or losses of CSI/Frigo LLC for the periods presented and interest income on outstanding notes.

 (2) Represents ProLogis' direct share of the income or losses of ProLogis Logistics and Frigoscandia S.A. recognized under the equity method based on its ownership of the non-voting preferred stock of each entity and interest income on outstanding notes. During 2001, ProLogis Logistics recognized a charge of $53.3 million and Frigoscandia S.A. recognized a charge of $35.1 million, both related to the write-down of the operating assets of their operating companies and other impairment charges related to their investments in these companies. In 2001, also includes an aggregate charge of $5.7 million representing the write-off of certain technology investments of the operating companies.

                                 PROLOGIS TRUST

 (3) Income includes management, leasing and development fees of $3,093,000, $2,655,000 and $930,000 for 2001, 2000 and 1999, respectively. ProLogis has had a 50% ownership interest in ProLogis California since its inception.

 (4) ProLogis North American Properties Fund I was formed on June 30, 2000. Income includes property and asset management and other fees of $2,192,000 and $668,000 for 2001 and 2000, respectively. ProLogis and ProLogis Development Services had a combined 20% ownership interest in ProLogis North American Properties Fund I from its inception on June 30, 2000 to January 14, 2001, and a combined 41.3% ownership interest from January 15, 2001 to December 31, 2001.

 (5) ProLogis North American Properties Fund II was originally formed on June 30, 2000. Income includes property and asset management and other fees of $1,603,000 and $52,000 for 2001 and 2000, respectively. ProLogis (together with ProLogis Development Services since March 27, 2001) has had a 20% ownership interest in ProLogis North American Properties Fund II since its inception.

 (6) ProLogis North American Properties Fund III was formed on June 15, 2001. Income includes property and asset management and other fees of $1,010,000 for 2001. ProLogis and ProLogis Development Services have had a combined 20% ownership interest in ProLogis North American Properties Fund III since its inception.

 (7) ProLogis North American Properties Fund IV was formed on September 21, 2001. Income includes property and asset management and other fees of $315,000 for 2001. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund IV since its inception.

 (8) Income includes property and asset management fees of $8,285,000, $5,272,000 and $269,000 for 2001, 2000 and 1999, respectively. ProLogis recognizes its share of the earnings or loss of ProLogis European Properties Fund based on its average ownership interest during the period. ProLogis' ownership interest in ProLogis European Properties Fund was 35.4% and 34.4% as of December 31, 2001 and 2000, respectively.

 (9) Represents income from ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. in 2000 for the period from January 7, 2000 to December 31, 2000 and in 2001 for the period from January 1, 2001 to January 6, 2001. As of January 7, 2001, ProLogis European Properties S.a.r.l. was 100% owned by ProLogis European Properties Fund.

(10) ProLogis acquired Kingspark S.A. on August 14, 1998. ProLogis' share of Kingspark S.A.'s earnings or loss includes net gains from the disposition of facilities developed by Kingspark S.A. to ProLogis European Properties Fund of $23.0 million in 2001, $4.3 million in 2000 and $4.5 million in 1999. These gains are net of $12.8 million in 2001, $2.5 million in 2000 and $1.1 million in 1999 that did not qualify for income recognition by Kingspark S.A. due to ProLogis' continuing ownership in ProLogis European Properties Fund.

(11) Represents ProLogis' share of the earnings of each company. Loss for each company includes the write-down of their respective preferred stock investments in Vizional Technologies ($29.5 million) and PhatPipe ($7.5 million) offset by license fees earned for the non-exclusive use of the ProLogis Operating System(R) under licensing agreements entered into in 2000. GoProLogis and ProLogis PhatPipe ceased recognizing income under the agreements with PhatPipe and Vizional Technologies in the first and second quarters of 2001, respectively.

(12) On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its non-voting preferred stock. Garonor Holdings, a Luxembourg company, owned Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Security Capital owned 100% of the voting common stock of Garonor Holdings. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings were consolidated in ProLogis' financial statements along with ProLogis' other

                                 PROLOGIS TRUST
     majority owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from December 29, 1998 through June 29, 1999 are reflected by ProLogis under the equity method. ProLogis Garonor was transferred to ProLogis European Properties S.a.r.l. prior to ProLogis contributing 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund on January 7, 2000 for an additional equity interest. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest.

  Temperature-Controlled Distribution Companies

     ProLogis' total investment in its temperature-controlled distribution companies as of December 31, 2001 consisted of (in millions of U.S. dollars):

                                                             CSI/FRIGO     PROLOGIS     FRIGOSCANDIA
                                                              LLC(1)     LOGISTICS(2)     S.A.(3)
                                                             ---------   ------------   ------------
Equity interest............................................    $ 0.4      $   231.9      $    22.6
ProLogis' share of the earnings of the entity..............     (6.2)         (68.5)        (124.0)
                                                               -----      ---------      ---------
       Subtotal............................................     (5.8)         163.4         (101.4)
Other (including acquisition costs), net...................      0.1             --           (2.4)
                                                               -----      ---------      ---------
       Subtotal............................................     (5.7)         163.4         (103.8)
Notes and other receivables................................      3.2           10.9(4)       290.0(5)
                                                               -----      ---------      ---------
          Total............................................    $(2.5)     $   174.3      $   186.2
                                                               =====      =========      =========

---------------

(1) ProLogis owns 89% of the membership interests (all non-voting) and Mr. Brooksher owns 11% of the membership interests (all voting) of CSI/Frigo LLC. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. ProLogis does not have control of ProLogis Logistics or Frigoscandia S.A., therefore, ProLogis accounts for its investments in this entity under the equity method.

(2) ProLogis directly owns all of the non-voting preferred stock of ProLogis Logistics, representing a 99.23% interest in the earnings of ProLogis Logistics. ProLogis Logistics owns 100% of CSI, a temperature-controlled distribution company operating in the United States. The common stock of ProLogis Logistics was owned by an unrelated party until January 5, 2001, when it was purchased by CSI/Frigo LLC.

     In January 2001, ProLogis Logistics borrowed $125.0 million under ProLogis' $500.0 million credit agreement as a designated subsidiary borrower. See
     Note 5. The proceeds from this borrowing were used to repay $125.0 million of the outstanding notes and accrued interest due to ProLogis in January 2001. The remaining amounts due to ProLogis were converted to preferred stock on January 5, 2001. As of December 31, 2001, ProLogis Logistics had $31.5 million of borrowings outstanding under ProLogis' credit agreement. Additionally, ProLogis Logistics had $90.0 million of direct borrowings outstanding under a credit agreement as of December 31, 2001 that are guaranteed by ProLogis.

(3) ProLogis directly owns all of the non-voting stock of Frigoscandia S.A., representing a 95% interest in the earnings of Frigoscandia S.A., a Luxembourg company that owns, through wholly owned subsidiaries, temperature-controlled distribution companies operating in nine countries in Europe. The voting common stock of Frigoscandia S.A. was owned by a limited liability company in which Security Capital owned 100% of the non-voting interests and unrelated third parties owned 100% of the voting interests until January 5, 2001 when it was acquired by CSI/Frigo LLC.

     Frigoscandia S.A., through its wholly owned subsidiary, Frigo S.a.r.l., has a credit agreement with Bank of America N.A. ("Bank of America") as agent for a bank group, under which borrowings of

                                 PROLOGIS TRUST

     102.5 million euros (the currency equivalent of approximately $90.4 million as of December 31, 2001) were outstanding as of December 31, 2001. All of the borrowings outstanding have been guaranteed by ProLogis. The credit agreement expires on June 28, 2002.

(4) Represents other receivables only.

(5) In addition to other receivables (primarily interest on notes receivable) the balance includes:

     - 776.6 million Swedish krona (the currency equivalent of approximately $72.5 million as of December 31, 2001) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

     - 12.8 million euro (the currency equivalent of approximately $11.3 million as of December 31, 2001) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

     - $115.5 million unsecured note from Frigoscandia S.A.,; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

     - 57.3 million euro (the currency equivalent of approximately $50.5 million as of December 31, 2001) unsecured note from Frigo S.a.r.l.; interest at 5% per annum; due on demand.

  Distribution Real Estate Entities

     ProLogis' total investment in its distribution real estate entities as of December 31, 2001 consisted of (in millions of U.S. dollars):

                                                      PROLOGIS     PROLOGIS     PROLOGIS     PROLOGIS
                                                       NORTH        NORTH        NORTH        NORTH       PROLOGIS
                                                      AMERICAN     AMERICAN     AMERICAN     AMERICAN     EUROPEAN
                                         PROLOGIS    PROPERTIES   PROPERTIES   PROPERTIES   PROPERTIES   PROPERTIES
                                        CALIFORNIA     FUND I      FUND II      FUND III     FUND IV      FUND(1)
                                        ----------   ----------   ----------   ----------   ----------   ----------
Equity interest.......................    $161.1       $54.4        $14.3        $12.1         $8.4        $319.3
Distributions.........................     (38.0)       (5.4)        (1.6)        (1.1)        (0.2)        (17.2)
ProLogis' share of the earnings of the
  entity, excluding fees earned.......      22.0         2.7          0.4          0.1          0.3          17.9
                                          ------       -----        -----        -----         ----        ------
       Subtotal.......................     145.1        51.7         13.1         11.1          8.5         320.0
Adjustments to carrying value(2)......     (27.8)       (9.5)        (6.5)        (5.9)        (4.6)        (48.8)
Other, net(3).........................       1.5         2.0          1.3          1.0          0.7         (14.5)
                                          ------       -----        -----        -----         ----        ------
       Subtotal.......................     118.8        44.2          7.9          6.2          4.6         256.7
Other receivables.....................        --         1.1          0.3          0.1          0.1           6.4
                                          ------       -----        -----        -----         ----        ------
          Total.......................    $118.8       $45.3        $ 8.2        $ 6.3         $4.7        $263.1
                                          ======       =====        =====        =====         ====        ======

---------------

(1) Third parties (21 institutional investors) have invested 604.3 million euros (the currency equivalent of approximately $532.9 million as of December 31, 2001) in ProLogis European Properties Fund and have committed to fund an additional 456.0 million euros (the currency equivalent of approximately $402.1 million as of December 31, 2001) through September 2002. ProLogis has also entered into a subscription agreement to make additional capital contributions of 58.9 million euros (the currency equivalent of approximately $51.9 million as of December 31, 2001) through September 2002.

(2) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to each entity that does not qualify for current income recognition by ProLogis due to ProLogis' continuing ownership in each entity.

(3) Includes acquisition costs for all entities in addition to ProLogis' share of the cumulative translation adjustments of ProLogis European Properties Fund.

                                 PROLOGIS TRUST

  Kingspark S.A.

     On August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution facility development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"). ProLogis had the following investments in Kingspark S.A. and Kingspark LLC accounted under the equity method as of December 31, 2001:

     - Investment in all of the non-voting preferred stock of Kingspark S.A. and in the non-voting membership interests of Kingspark LLC. Kingspark LLC owns the voting common stock of Kingspark S.A. These combined investments entitle ProLogis to recognize 99.75% of the combined earnings of these entities.

     - 59.0 million pound sterling (the currency equivalent of approximately $85.3 million as of December 31, 2001) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 6.0% per annum; due on demand;

     - $108.8 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand; and

     - 153.2 million pound sterling (the currency equivalent of approximately $221.3 million as of December 31, 2001) mortgage note from Kingspark S.A.; secured by land parcels; interest at 6.0% per annum; due on demand.

     As of December 31, 2001, Kingspark S.A. had 1.6 million square feet of operating facilities at an investment of $140.5 million and 2.4 million square feet of facilities under development with a total budgeted cost of $262.2 million. Additionally, as of December 31, 2001, Kingspark S.A. owned 185 acres of land and controlled 1,595 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by Kingspark S.A. has the capacity for the future development of approximately 25.9 million square feet of facilities.

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to 25.0 million pounds sterling (the currency equivalent of approximately $36.1 million as of December 31, 2001) and has been guaranteed by ProLogis. As of December 31, 2001, no borrowings were outstanding on the line of credit. However, as of December 31, 2001, ProLogis Kingspark had the currency equivalent of approximately $5.5 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.

  Summarized Financial Information

     Summarized financial information for ProLogis' unconsolidated entities as of December 31, 2001 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                       PROLOGIS     PROLOGIS     PROLOGIS      PROLOGIS
                                                                        NORTH        NORTH         NORTH        NORTH
                                                                       AMERICAN     AMERICAN     AMERICAN      AMERICAN
                          PROLOGIS     FRIGOSCANDIA     PROLOGIS      PROPERTIES   PROPERTIES   PROPERTIES    PROPERTIES
                        LOGISTICS(1)     S.A.(1)      CALIFORNIA(2)   FUND I(3)    FUND II(4)   FUND III(4)   FUND IV(5)
                        ------------   ------------   -------------   ----------   ----------   -----------   ----------
Total assets..........     $328.9        $ 401.7         $591.1         $360.6       $235.3       $209.3        $146.2
Total
  liabilities(7)(8)...     $165.5        $ 515.0         $301.0         $238.7       $169.0       $152.6        $104.7
Minority interest.....     $   --        $   0.2         $   --         $   --       $   --       $   --        $   --
Equity(9).............     $163.4        $(113.5)        $290.1         $121.9       $ 66.3       $ 56.7        $ 41.5
Revenues..............     $314.1        $ 369.1         $ 67.0         $ 42.3       $ 21.7       $ 12.6        $  4.6
Net earnings
  (loss)(10)..........     $(56.2)       $ (57.5)        $ 18.8         $  5.7       $  1.9       $  0.6        $  1.4


                         PROLOGIS
                         EUROPEAN
                        PROPERTIES   KINGSPARK
                         FUND(6)      S.A.(1)
                        ----------   ---------
Total assets..........   $1,477.3     $550.4
Total
  liabilities(7)(8)...   $  676.5     $467.8
Minority interest.....   $     --     $   --
Equity(9).............   $  800.8     $ 82.6
Revenues..............   $   87.2     $ 62.9
Net earnings
  (loss)(10)..........   $   23.8     $ 41.1

---------------

 (1) ProLogis had an ownership interest in excess of 99% in each entity as of December 31, 2001.

 (2) ProLogis had a 50% ownership interest in this entity as of December 31, 2001.

                                 PROLOGIS TRUST

 (3) ProLogis and ProLogis Development Services had a combined 41.3% ownership interest in this entity as of December 31, 2001.

 (4) ProLogis and ProLogis Development Services had a combined 20% ownership interest in each entity as of December 31, 2001.

 (5) ProLogis had a 20% ownership interest in this entity as of December 31, 2001.

 (6) ProLogis had a 35.4% ownership interest in this entity as of December 31, 2001. Includes the ProLogis European Properties S.a.r.l. which is wholly owned by ProLogis European Properties Fund as of December 31, 2001.

 (7) Includes amounts due to ProLogis of $10.9 million from ProLogis Logistics, $290.0 million from Frigoscandia S.A., $1.1 million from ProLogis North American Properties Fund I, $0.3 million for ProLogis North American Properties Fund II, $0.1 million from ProLogis North American Properties Fund III, $0.1 million from ProLogis North American Properties Fund IV, $6.4 million from ProLogis European Properties Fund and $433.7 million due from Kingspark S.A.

 (8) Includes loans due to third parties of $124.1 million for ProLogis Logistics ($121.5 million guaranteed by ProLogis), $97.2 million for Frigoscandia S.A. ($90.4 million guaranteed by ProLogis), $293.1 million for ProLogis California, $232.6 million for ProLogis North American Properties Fund I, $165.0 million for ProLogis North American Properties Fund II, $150.0 million for ProLogis North American Properties Fund III, $103.0 million for ProLogis North American Properties Fund IV and $598.2 million for ProLogis European Properties Fund.

 (9) ProLogis has entered into a subscription agreement to make additional capital contributions of 58.9 million euros (the currency equivalent of approximately $51.9 million as of December 31, 2001) through September 2002.

(10) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Statements of Earnings as "Income (loss) from unconsolidated entities." The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable. Includes net foreign currency exchange losses of $3.5 million for Frigoscandia S.A. and net foreign currency gains of $1.9 million and $4.6 million for ProLogis European Properties Fund and Kingspark S.A., respectively.

5. BORROWINGS:

  Lines of Credit

     ProLogis has a credit agreement with Bank of America, Commerzbank AG and JP Morgan Chase Bank, formerly Chase Manhattan Bank, as agents for a 12 member bank group that provides for a $500.0 million revolving line of credit. ProLogis Logistics may also borrow under the credit agreement with such borrowings guaranteed by ProLogis. ProLogis' borrowings under the agreement generally bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin. The margin is based upon ProLogis' current senior debt ratings. ProLogis' borrowings in 2001 were primarily at the 30-day LIBOR rate plus 0.75%. Borrowings outstanding as of December 31, 2001 were at a weighted average interest rate of 2.68%. Additionally, the credit agreement provides for a facility fee of 0.15% per annum. The credit agreement matures on June 6, 2003 and may be extended for an additional year at ProLogis' option. As of December 31, 2001, ProLogis had $172.0 million of borrowings outstanding on the line of credit (all of which were borrowed directly by ProLogis Development Services Incorporated, a consolidated entity of ProLogis) and ProLogis was in compliance with all covenants contained in the credit agreement. Also, as of December 31, 2001, ProLogis Logistics had borrowed $31.5 million under the credit agreement.

     ProLogis has a $60.0 million discretionary line of credit with Bank of America that matures on June 6, 2002. In addition to borrowing in U.S. dollars, ProLogis my borrow in euros, pound sterling or Japanese yen.

                                 PROLOGIS TRUST

As of December 31, 2001, ProLogis' borrowing ability under the discretionary line of credit was reduced by $6.3 million, the amount of ProLogis' outstanding letters of credit issued by Bank of America. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the discretionary line of credit as of December 31, 2001.

     ProLogis has a credit agreement with ABN AMRO Bank N.V. as agent, that provides for a 325.0 million euro revolving line of credit (the currency equivalent of approximately $286.6 million as of December 31, 2001) through a group of 18 banks. ProLogis' borrowings under the agreement (which can be denominated in euro or pound sterling) generally bear interest at the rate of the Banking Federation of the European Union ("EURIBOR") plus 0.75% or Sterling LIBOR plus 0.75%. Borrowings outstanding as of December 31, 2001 were at a weighted average interest rate of 4.24%. Additionally, the credit agreement provides for an unused commitment fee of 0.375% per annum. The credit agreement matures on December 17, 2003. As of December 31, 2001, the currency equivalent of approximately $156.4 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

     ProLogis has a credit agreement with Sumitomo Mitsui Banking Corporation as agent, that provides for a 24.5 billion yen revolving line of credit (the currency equivalent of $187.6 million as of December 31, 2001) through a group of 11 banks. ProLogis' borrowings under the agreement generally bear interest at the Tokyo Interbank Offering Rate ("TIBOR") plus 1.00%. Borrowings outstanding as of December 31, 2001 were at a weighted average interest rate of 1.09%. Additionally, the credit agreement provides for an unused commitment fee of 0.25% per annum. The credit agreement matures on September 13, 2004 and may be extended for an additional year at ProLogis' option. As of December 31, 2001, the currency equivalent of approximately $47.5 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the agreement.

     A summary of ProLogis' unsecured lines of credit borrowings is as follows (in thousands of U.S. dollars):

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------    --------    --------
Weighted average daily interest rate(1)...........        4.95%       6.33%       6.13%
Borrowings outstanding as of December 31(1).......  $  375,875    $439,822    $ 98,700
Weighted average daily borrowings(1)..............  $  314,582    $251,528    $232,821
Maximum borrowings outstanding at any month
  end(1)..........................................  $  429,402    $439,822    $440,100
Total borrowing capacity on all lines of credit as
  of December 31(2)...............................  $1,002,651    $832,317    $902,340

---------------

(1) Excludes $31.5 million of direct borrowings by ProLogis Logistics in 2001. See Note 4.

(2) Total borrowing capacity as of December 31, 2001 has been reduced by $31.5 million of outstanding borrowings of ProLogis Logistics. See Note 4.

                                 PROLOGIS TRUST

  Senior Unsecured Notes

     ProLogis has issued senior unsecured notes that bear interest at fixed rates to be paid on a semi-annual basis (the "Notes"). The Notes outstanding as of December 31, 2001 are summarized as follows (in thousands):

                                                                              PRINCIPAL
                                            COUPON   MATURITY   PRINCIPAL      PAYMENT
DATE OF ISSUANCE               PAR VALUE     RATE      DATE     BALANCE(1)   REQUIREMENT
----------------               ----------   ------   --------   ----------   -----------
May 17, 1996.................  $   12,500   7.250%   05/15/02   $   12,498       (2)
October 9, 1998..............     125,000   7.000%   10/01/03      125,000       (2)
April 26, 1999...............     250,000   6.700%   04/15/04      249,791       (2)
July 20, 1998................     250,000   7.050%   07/15/06      249,689       (2)
November 20, 1997............     135,000   7.250%   11/20/07      134,215       (2)
April 26, 1999...............     250,000   7.100%   04/15/08      249,949       (2)
May 17, 1996.................     100,000   7.950%   05/15/08       99,905       (3)
March 2, 1995................     150,000   8.720%   03/01/09      150,000       (4)
May 16, 1995.................      75,000   7.875%   05/15/09       74,829       (5)
November 20, 1997............      25,000   7.300%   11/20/09       24,804       (2)
February 4, 1997.............     100,000   7.810%   02/01/15      100,000       (6)
March 2, 1995................      50,000   9.340%   03/01/15       50,000       (7)
May 17, 1996.................      50,000   8.650%   05/15/16       49,881       (8)
July 11, 1997................     100,000   7.625%   07/01/17       99,798       (2)
                               ----------                       ----------
                               $1,672,500                       $1,670,359
                               ==========                       ==========

---------------

(1) Amounts are net of applicable unamortized original issue discount.

(2) Principal due at maturity.

(3) Annual principal payments of $25.0 million from May 15, 2005 to May 15,
    2008.

(4) Annual principal payments of $18.75 million from March 1, 2002 to March 1, 2009.

(5) Annual principal payments of $9.375 million from May 15, 2002 to May 15,
    2009.

(6) Annual principal payments ranging from $10.0 million to $20.0 million from February 1, 2010 to February 1, 2015.

(7) Annual principal payments ranging from $5.0 million to $12.5 million from March 1, 2010 to March 1, 2015.

(8) Annual principal payments ranging from $5.0 million to $12.5 million from May 15, 2010 to May 15, 2016.

     The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis outstanding from time to time. The Notes are redeemable at any time at ProLogis' option. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the $160.0 million of Notes issued on November 20, 1997, note purchase agreements. Under the terms of the indenture agreement and the note purchase agreements, ProLogis must meet certain financial covenants. ProLogis was in compliance with all such covenants as of December 31, 2001.

                                 PROLOGIS TRUST

  Secured Debt

     Secured debt as of December 31, 2001 consisted of the following (in thousands):

                                                                                   BALLOON
                                                            PERIODIC               PAYMENT
                                      INTEREST   MATURITY   PAYMENT    PRINCIPAL    DUE AT
DESCRIPTION                           RATE(1)      DATE       DATE      BALANCE    MATURITY
-----------                           --------   --------   --------   ---------   --------
Mortgage notes:
  Prudential Insurance(3)...........    8.59%    04/01/03     (2)      $ 24,580    $ 23,505
  Sullivan 75 Distribution Center
     #1.............................    9.96     04/01/04     (2)         1,739       1,663
  Charter American Mortgage(3)......    8.75     08/01/04     (2)         6,651       5,818
  West One Business Center #3.......    9.00     09/01/04     (2)         4,144       3,847
  Raines Distribution Center........    9.50     01/01/05     (2)         2,941       1,128
  Prudential Insurance(3)(4)........    6.85     04/01/05     (5)        51,923      48,850
  Consulate Distribution Center
     #300(4)........................    6.97     02/01/06     (2)         3,575       3,585
  Plano Distribution Center #7(4)...    7.02     04/15/06     (2)         3,623       3,015
  Interchange Distribution Ctr. #8 &
     #9.............................    8.14     06/01/06     (2)         7,124       6,651
  Connecticut General Life
     Insurance(3)...................    7.08     03/01/07     (2)       145,458     134,431
  Vista Del Sol Industrial Center #1
     & 2............................    9.68     08/01/07     (6)         2,777          --
  State Farm Insurance(3)(4)........    7.10     11/01/08     (2)        15,158      13,065
  Placid Street Distribution Center
     #1(4)..........................    7.18     12/01/09     (2)         7,426       6,529
  Earth City Industrial Center #4...    8.50     07/01/10     (6)         1,886          --
  GMAC Commercial Mortgage(3).......    7.75     10/01/10     (6)         6,758          --
  Executive Park Distribution Center
     #3.............................    8.19     03/01/11     (6)           929          --
  Cameron Business Center #1(4).....    7.23     07/01/11     (2)         5,912       4,526
  Platte Valley Industrial Center
     #9.............................    8.10     04/01/17     (6)         3,061          --
  Platte Valley Industrial Center
     #4.............................   10.10     11/01/21     (6)         1,978          --
  Morgan Guaranty Trust(3)..........    7.58     04/01/24     (7)       200,000     127,187
                                                                       --------
                                                                       $497,643
                                                                       ========
Assessment bonds:
  City of Fremont...................    7.00%    03/01/11     (6)      $  8,145          --
  Various(8)........................   (8)         (8)        (6)         1,185          --
  City of Tracy.....................    7.20     09/01/24     (6)         2,577          --
                                                                       --------
                                                                       $ 11,907
                                                                       ========
Securitized debt:
  Tranche A.........................    7.74%    02/01/04     (2)      $ 14,925    $ 13,405
  Tranche B.........................    9.94     02/01/04     (2)         7,631       7,215
                                                                       --------
                                                                       $ 22,556
                                                                       ========
     Total secured debt.............                                   $532,106
                                                                       ========

                                 PROLOGIS TRUST

---------------

(1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 7.46%, 7.13% and 8.48%, respectively as of December 31, 2001. The total weighted average interest rate for ProLogis' secured borrowings is 7.50%.

(2) Monthly amortization with a balloon payment due at maturity.

(3) Secured by various distribution facilities.

(4) Mortgage note was assumed by ProLogis in connection with the 1999 merger transaction. See Note 11. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, as applicable. Balloon payments due at maturity are not adjusted for recorded premiums or discounts.

(5) Carrying value includes premium. Terms are interest only with stated principal amount of $48.9 million due at maturity.

(6) Fully amortizing.

(7) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.

(8) Includes ten issues of assessment bonds with four municipalities. Interest rates range from 5.50% per annum to 8.75% per annum. Maturity dates range from August 2004 to March 2021.

     Mortgage notes, assessment bonds and securitized debt are secured by real estate with an aggregate undepreciated cost of $934.3 million, $234.1 million and $61.4 million, respectively, as of December 31, 2001.

  Long-Term Debt Maturities

     Approximate principal payments due on senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) during each of the years in the five-year period ending December 31, 2006 and thereafter are as follows (in thousands):

2002....................................................   $   49,252
2003....................................................      185,214
2004....................................................      316,554
2005....................................................      111,579
2006....................................................      319,995
2007 and thereafter.....................................    1,222,012
                                                           ----------
          Total principal due...........................    2,204,606
Less: Original issue discount...........................       (2,141)
                                                           ----------
          Total carrying value..........................   $2,202,465
                                                           ==========

  Interest Expense

     For 2001, 2000 and 1999, interest expense was $163.6 million, $172.2 million and $170.7 million, respectively, which is net of capitalized interest of $24.3 million, $18.5 million and $16.0 million, respectively. Amortization of deferred loan costs included in interest expense was $5.2 million, $4.6 million and $4.4 million for 2001, 2000 and 1999, respectively. The total interest paid in cash on all outstanding debt was $183.3 million, $178.4 million and $169.8 million during 2001, 2000 and 1999, respectively.

6. MINORITY INTEREST:

     Of the total minority interest as of December 31, 2001, $45.6 million represents the limited partners' interests in the Partnerships controlled by ProLogis. With respect to each of the Partnerships either ProLogis or a subsidiary of ProLogis is the sole general partner with all management powers over the business and

                                 PROLOGIS TRUST
affairs of the Partnership. The limited partners of each Partnership generally do not have the right to participate in or exercise management control over the business and affairs of the Partnership. With respect to each partnership the general partner may not, without the written consent of all of the limited partners, take any action that would prevent such Partnership from conducting its business, possess the property of the partnership, admit an additional partner or subject a limited partner to the liability of a general partner.

     As of December 31, 2001, ProLogis or a consolidated subsidiary of ProLogis is the controlling general partner in the Partnerships. In each of the Partnerships, the limited partners are entitled to exchange partnership units for Common Shares. Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares. The Partnerships as of December 31, 2001 are as follows:

                                                  INVESTMENT IN                     LIMITED
                                      FORMATION    REAL ESTATE     PROLOGIS'   PARTNERSHIP UNITS
ENTITY                                  DATE      (IN MILLIONS)    OWNERSHIP      OUTSTANDING
------                                ---------   --------------   ---------   -----------------
ProLogis Limited Partnership-I......    1993          $213.1(1)      68.65%         4,520,532(2)
ProLogis Limited Partnership-II.....    1994          $ 60.1         97.82%            90,213(2)
ProLogis Limited Partnership-III....    1994          $ 35.9         79.63%           350,964(2)
ProLogis Limited
  Partnership-IV(3).................    1994          $106.1         98.49%            68,612(2)
Meridian Realty Partners Limited
  Partnership.......................      (4)         $ 10.4         87.00%            29,712(5)

---------------

(1) These facilities cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchanges.

(2) Each unit is convertible into one Common Share.

(3) ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis-IV, Inc. and the contribution of distribution facilities from the limited partner. ProLogis Limited Partnership-IV and ProLogis-IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis-IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 2001, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis-IV, Inc., of $0.3 million and ProLogis-IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $0.3 million.

(4) Acquired in 1999 merger transaction. See Note 11.

(5) Each unit is convertible into 1.1 Common Shares, plus $2.00.

7. SHAREHOLDERS' EQUITY:

  Shares Authorized

     As of December 31, 2001, 275,000,000 shares were authorized. The Board may increase the number of authorized shares and may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as of distributions, qualifications and terms or conditions of redemption of such shares.

  Common Shares

     ProLogis had 175,888,391 and 165,287,358 Common Shares outstanding as of December 31, 2001 and 2000. Common Shares have a par value of $0.01 per share.

                                 PROLOGIS TRUST

     ProLogis' holders of Common Shares may acquire additional Common Shares by automatically reinvesting distributions under the 1999 Dividend Reinvestment and Share Purchase Plan (the "1999 Common Share Plan"). Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive distributions as declared. The 1999 Common Share Plan also allows both holders of Common Shares and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1999 Common Share Plan at a price equal to 98% of the market price of such Common Shares. During 2001, ProLogis generated net proceeds of $67.1 million from the issuance of 3,261,000 Common Shares under the 1999 Common Share Plan.

     In January 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, they will be repurchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. During 2001, 778,400 Common Shares were purchased under this program at a total cost of $16.0 million.

     ProLogis' employees participate in various long-term compensation plans as discussed in Note 13. Compensation under these plans is generally in the form of Common Shares. In 2001, ProLogis issued 241,000 Common Shares under these plans generating net proceeds of $3.8 million. Also in 2001, 25,000 Common Shares were issued upon conversion of limited partnership units. See Note 6.

     In May 2001, ProLogis' shareholders approved the establishment of the ProLogis Trust Employee Share Purchase Plan (the "Employee Share Plan"). Under the terms of the Employee Share Plan, employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the fair market value of such Common Shares. Subject to certain provisions, the aggregate number of Common Shares which may be issued under the Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002.

  Preferred Shares

     As of December 31, 2001, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding ("Series C Preferred Shares", "Series D Preferred Shares" and "Series E Preferred Shares"). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights. The holders of the preferred shares are entitled to receive cumulative preferential dividends based upon each series' respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December for Series C Preferred Shares and Series D Preferred Shares and are payable quarterly in arrears on the last day of January, April, July and October for Series E Preferred Shares, when, and if, declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series can be redeemed at ProLogis' option for a cash redemption price which (other than the portion consisting of accrued and unpaid dividends) is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of preferred shares. With respect to payment of dividends, each series of preferred shares ranks on parity with ProLogis' other series of preferred shares.

     ProLogis redeemed all of its outstanding Series B cumulative convertible redeemable preferred shares of beneficial interest ("Series B Convertible Preferred Shares") as of March 20, 2001. Prior to the call for redemption, 163,827 Series B Convertible Preferred Shares were converted into 210,026 Common Shares. Subsequent to the call for redemption, 5,908,971 Series B Convertible Preferred Shares were converted into 7,575,301 Common Shares. The remaining 183,302 Series B Convertible Preferred Shares outstanding on March 20, 2001 were redeemed at a price of $25.00 per share, plus $0.442 in accrued and unpaid dividends. The aggregate redemption cost (including accrued dividends) of the Series B Convertible Preferred Shares was $4.7 million.

                                 PROLOGIS TRUST

     ProLogis redeemed all 5,400,000 of its outstanding Series A cumulative preferred shares of beneficial interest ("Series A Preferred Shares") as of May 8, 2001 at the price of $25.00 per share, plus $0.2481 in accrued and unpaid dividends. The aggregate redemption cost (including accrued dividends) of the Series A Preferred Shares was $136.3 million.

     ProLogis' preferred shares as of December 31, 2001 are summarized as follows:

                                                                        DIVIDEND
                                             STATED                 EQUIVALENT BASED    OPTIONAL
                        NUMBER OF SHARES   LIQUIDATION   DIVIDEND    ON LIQUIDATION    REDEMPTION
                          OUTSTANDING      PREFERENCE      RATE        PREFERENCE         DATE
                        ----------------   -----------   --------   ----------------   ----------
Series C Preferred
  Shares..............      2,000,000        $50.00        8.54%    $4.27 per share     11/13/26
Series D Preferred
  Shares..............     10,000,000        $25.00        7.92%    $1.98 per share     04/13/03
Series E Preferred
  Shares..............      2,000,000        $25.00        8.75%    $2.19 per share     06/30/03

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

     Security Capital, ProLogis' largest shareholder with 28.4% of ProLogis' outstanding Common Shares as of December 31, 2001, is exempt from the ownership restrictions described above. For tax purposes, Security Capital's ownership is attributed to its shareholders. In December 2001, Security Capital announced that it had entered into a definitive agreement for General Electric Capital Corporation ("GE Capital") to acquire the outstanding shares of Security Capital Class B common stock for a price of $26.00 per share. The merger agreement, if approved by the shareholders of Security Capital and GE Capital, will give GE Capital the option of combining the ProLogis Common Shares owned by Security Capital with cash to acquire the Security Capital Class B stock outstanding. GE Capital has announced that it intends to retain ownership of 9.8% of the Common Shares outstanding but has reserved the right to distribute more, or less, of the Common Shares owned by Security Capital to Security Capital's shareholders in the merger.

                                 PROLOGIS TRUST

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

8. DISTRIBUTIONS AND DIVIDENDS:

  Common Share Distributions

     ProLogis' annual distribution per Common Share for 2001, 2000 and 1999 and the taxability of cash distributions paid on Common Shares for Federal income tax purposes (estimated taxability for 2001) are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Per Common Share:
  Ordinary income...........................................  $1.09    $1.19    $0.84
  Capital gains.............................................   0.19     0.15     0.35
  Return of capital.........................................   0.10       --     0.11
                                                              -----    -----    -----
          Total.............................................  $1.38    $1.34    $1.30
                                                              =====    =====    =====

     The distribution level for 2002 was set at $1.42 per Common Share by the Board on December 14, 2001. Also on that date, ProLogis declared a distribution of $0.355 per Common Share payable on February 28, 2002 to holders of Common Shares on February 14, 2002.

  Preferred Share Dividends

     Annual dividends per preferred share were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                             2001(1)   2000(2)   1999(3)
                                                             -------   -------   -------
Series A Preferred Shares..................................   $0.84(4)  $2.35     $2.35
Series B Convertible Preferred Shares......................    0.44(4)   1.75      1.75
Series C Preferred Shares..................................    4.27      4.27      4.27
Series D Preferred Shares..................................    1.98      1.98      1.98
Series E Preferred Shares..................................    2.19      2.19      1.64(5)

                                 PROLOGIS TRUST

---------------

(1) For federal income tax purpose $0.71 of the Series A dividend, $0.38 of the Series B dividend, $3.63 of Series C dividend, $1.68 of the Series D dividend and $1.86 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(2) For federal income tax purposes $2.08 of the Series A dividend, $1.55 of the Series B dividend, $3.78 of the Series C dividend, $1.75 of the Series D dividend and $1.94 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(3) For federal income tax purposes $1.65 of the Series A dividend, $1.23 of the Series B dividend, $3.00 of the Series C dividend, $1.39 of the Series D dividend and $1.15 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(4) The Series A Preferred Shares were redeemed as of May 8, 2001 and the Series B Convertible Preferred Shares were redeemed as of March 20, 2001.

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

     ProLogis' tax return for the year ended December 31, 2001 has not been filed. The taxability information for 2001 is based upon the best available data. ProLogis' tax returns for prior years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions is subject to change.

9. EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic net earnings per Common Share to the denominator used to calculate diluted net earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net earnings attributable to Common Shares...........  $ 90,835   $157,715   $123,999
Series B Convertible Preferred Share dividends.......        81         --         --
                                                       --------   --------   --------
Adjusted net earnings attributable to Common
  Shares.............................................  $ 90,916   $157,715   $123,999
                                                       ========   ========   ========
Weighted average Common Shares outstanding --
  Basic..............................................   172,755    163,651    152,412
Weighted average conversion of Series B Convertible
  Preferred Shares...................................     1,544         --         --
Incremental weighted average effect of common share
  equivalents and contingently issuable Common Shares
  (see Note 13)......................................       898        750        327
                                                       --------   --------   --------
Adjusted weighted average Common Shares outstanding--
  Diluted............................................   175,197    164,401    152,739
                                                       ========   ========   ========
Basic per share net earnings attributable to Common
  Shares.............................................  $   0.53   $   0.96   $   0.81
                                                       ========   ========   ========
Diluted per share net earnings attributable to Common
  Shares.............................................  $   0.52   $   0.96   $   0.81
                                                       ========   ========   ========

     For the year ended December 31, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.82. The following convertible securities are

                                 PROLOGIS TRUST
not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, is antidilutive (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000     1999
                                                              ------   ------   -------
Series B Convertible Preferred Shares.......................     --    8,417     9,221
                                                              =====    =====    ======
Limited partnership units...................................  5,087    5,348     5,461
                                                              =====    =====    ======

10. BUSINESS SEGMENTS:

     ProLogis has three reportable business segments:

     - Property operations represents the long-term ownership (either directly or through investments in unconsolidated entities), management and leasing of industrial distribution facilities in the United States, Mexico and Europe. Each operating facility is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. See Note 4.

     - CDFS business represents the development of industrial distribution facilities by ProLogis and Kingspark S.A. (which is not consolidated in ProLogis' financial statements) in the United States, Mexico, Europe and Japan that are often sold to third parties or contributed to entities in which ProLogis maintains an ownership interest and acts as manager. Additionally, in the United States, Mexico and Europe, ProLogis and Kingspark S.A. earn fees for development activities on behalf of customers and realizes profits from the sale of land parcels when their development plans no longer include these parcels. The activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location.

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

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2001        2000        1999
                                                    ---------   ---------   ---------
Income:
  Property operations:
     United States(1).............................  $ 463,673   $ 476,098   $ 457,592
     Mexico.......................................     19,370      15,504      10,503
     Europe(2)....................................     20,636      27,771      16,045
                                                    ---------   ---------   ---------
          Total property operations segment.......    503,679     519,373     484,140
                                                    ---------   ---------   ---------
  CDFS business:
     United States(3).............................     71,979      58,812      28,861
     Mexico.......................................        (10)      1,517          --
     Europe(4)(5).................................     88,306      61,569      41,672
                                                    ---------   ---------   ---------
          Total CDFS business segment.............    160,275     121,898      70,533
                                                    ---------   ---------   ---------
  Temperature-controlled distribution operations:
     United States(6).............................    (58,496)     11,950      10,791
     Europe(7)....................................    (52,972)    (20,298)     (4,364)
                                                    ---------   ---------   ---------
          Total temperature-controlled
            distribution operations segment.......   (111,468)     (8,348)      6,427
                                                    ---------   ---------   ---------
  Reconciling items:
     Income (loss) from unconsolidated entities...    (33,495)      3,331         (77)
     Interest income..............................      4,134       7,267       6,369
                                                    ---------   ---------   ---------
          Total reconciling items.................    (29,361)     10,598       6,292
                                                    ---------   ---------   ---------
          Total income............................  $ 523,125   $ 643,521   $ 567,392
                                                    =========   =========   =========
Net operating income:
  Property operations:
     United States(1).............................  $ 435,804   $ 448,074   $ 424,633
     Mexico.......................................     19,546      15,093      10,569
     Europe(2)....................................     19,629      29,029      15,437
                                                    ---------   ---------   ---------
          Total property operations segment.......    474,979     492,196     450,639
                                                    ---------   ---------   ---------
  CDFS business:
     United States(3).............................     68,163      54,051      24,265
     Mexico.......................................        (73)      1,472         (30)
     Europe(4)(5).................................     88,203      61,511      41,378
                                                    ---------   ---------   ---------
          Total CDFS business segment.............    156,293     117,034      65,613
                                                    ---------   ---------   ---------
  Temperature-controlled distribution operations:
     United States(6).............................    (58,496)     11,950      10,791
     Europe(7)....................................    (52,972)    (20,298)     (4,364)
                                                    ---------   ---------   ---------
          Total temperature-controlled
            distribution operations segment.......   (111,468)     (8,348)      6,427
                                                    ---------   ---------   ---------

                                 PROLOGIS TRUST

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2001        2000        1999
                                                    ---------   ---------   ---------
  Reconciling items:
     Income (loss) from unconsolidated entities...    (33,495)      3,331         (77)
     Interest income..............................      4,134       7,267       6,369
     General and administrative expense...........    (50,274)    (44,954)    (38,284)
     Depreciation and amortization................   (143,465)   (151,483)   (152,447)
     Interest expense.............................   (163,629)   (172,191)   (170,746)
     Other expense................................        (32)     (1,045)       (945)
                                                    ---------   ---------   ---------
          Total reconciling items.................   (386,761)   (359,075)   (356,130)
                                                    ---------   ---------   ---------
          Earnings before minority interest.......  $ 133,043   $ 241,807   $ 166,549
                                                    =========   =========   =========

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Assets:
Property operations:
  United States(8)...............................  $3,754,960   $3,887,601   $4,017,702
  Mexico.........................................     149,225      113,538      178,253
  Europe(8)......................................     316,025      308,457      387,362
                                                   ----------   ----------   ----------
          Total property operations segment......   4,220,210    4,309,596    4,583,317
                                                   ----------   ----------   ----------
CDFS business:
  United States..................................     189,752      304,697      210,088
  Mexico.........................................      17,390       26,288       13,249
  Europe(8)......................................     672,843      637,207      432,455
  Japan..........................................      43,030           --           --
                                                   ----------   ----------   ----------
          Total CDFS business segment............     923,015      968,192      655,792
                                                   ----------   ----------   ----------
Temperature controlled distribution operations:
  United States(8)...............................     174,244      231,053      192,607
  Europe(8)......................................     183,727      191,981      214,008
                                                   ----------   ----------   ----------
     Total temperature controlled distribution
       operations segment........................     357,971      423,034      406,615
                                                   ----------   ----------   ----------
Reconciling items:
  Investments in and advances to unconsolidated
     entities....................................       6,232       70,807        2,442
  Cash...........................................      27,989       57,870       69,338
  Accounts and notes receivable..................       1,879       43,040       31,084
  Other assets...................................      66,645       73,795       99,452
                                                   ----------   ----------   ----------
          Total reconciling items................     102,745      245,512      202,316
                                                   ----------   ----------   ----------
          Total assets...........................  $5,603,941   $5,946,334   $5,848,040
                                                   ==========   ==========   ==========

---------------

(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in unconsolidated distribution real estate entities. See Note 4 for summarized financial information of these unconsolidated entities.

(2) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in unconsolidated distribution real estate entities (including net foreign currency exchange gains of $0.8 million, $4.7 million and

                                 PROLOGIS TRUST

    $0.3 million in 2001, 2000 and 1999, respectively). In 1999, also includes ProLogis' investment in Garonor Holdings (including a $13.0 million net foreign currency exchange loss). See Note 4 for summarized financial information of these unconsolidated entities.

(3) In 2001 and 2000, includes $56.2 million and $29.4 million, respectively, of net gains recognized by ProLogis related to the disposition of facilities to unconsolidated distribution real estate entities.

(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. (including $4.6 million of net foreign currency losses in 2001, $0.3 million of net foreign currency exchange gains in 2000, and $1.5 million of net foreign exchange losses in 1999). See Note 4.

(5) Includes $29.5 million, $13.7 million and $17.3 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2001, 2000 and 1999, respectively. In addition, includes $23.0 million, $4.3 million and $4.5 million of net gains recognized under the equity method related to the disposition of facilities to ProLogis European Properties Fund by Kingspark S.A. in 2001, 2000 and 1999. See Note 4.

(6) Represents amounts recognized under the equity method related to ProLogis' investments in ProLogis Logistics in 2001, 2000 and 1999 and in CSI/Frigo LLC in 2001. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in ProLogis Logistics. See Note 4 for summarized financial information of these entities.

(7) Represents amounts recognized under the equity method related to ProLogis' investments in Frigoscandia S.A. in 2001, 2000 and 1999 (including $3.5 million, $0.8 million and $1.3 million of net foreign exchange losses in 2001, 2000 and 1999, respectively) and CSI/Frigo LLC in 2001. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in Frigoscandia S.A. See Note 4 for summarized financial information of these entities.

(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See Note 4 for summarized financial information of these unconsolidated entities.

11. MERGER TRANSACTION

     On March 30, 1999, Meridian Industrial Trust, Inc. ("Meridian"), a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Agreement and Plan of Merger dated November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.1 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.0 million stock options, each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.42 billion of real estate assets, an interest in a temperature-controlled distribution operations company of $28.7 million and cash and other assets aggregating $72.3 million. ProLogis retired $328.4 million of short-term debt of Meridian. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

                                 PROLOGIS TRUST

     The following summarized pro forma unaudited information represents the combined historical operating results of ProLogis and Meridian for the year ended December 31, 1999, with the appropriate purchase accounting adjustments, assuming the merger with Meridian had occurred on January 1, 1999. The pro forma financial information presented is not necessarily indicative of what ProLogis' actual operating results would have been had ProLogis and Meridian constituted a single entity during the same period (in thousands, except per share amounts):

Rental income...............................................   $525,340
Earnings before minority interest...........................   $170,681
Earnings attributable to Common Shares before cumulative
  effect of accounting change...............................   $136,461
Net earnings attributable to Common Shares..................   $135,021
Weighted average Common Shares outstanding:
  Basic.....................................................    160,705
  Diluted...................................................    161,044
Basic per share net earnings attributable to Common Shares
  before cumulative effect of accounting change.............   $   0.85
Cumulative effect of accounting change......................      (0.01)
                                                               --------
Basic per share net earnings attributable to Common
  Shares....................................................   $   0.84
                                                               ========
Diluted per share net earnings attributable to Common Shares
  before cumulative effect of accounting change.............   $   0.85
Cumulative effect of accounting change......................      (0.01)
                                                               --------
Diluted per share net earnings attributable to Common
  Shares....................................................   $   0.84
                                                               ========

12. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 are as follows:

     - ProLogis received $92.6 million, $44.4 million and $171.6 million of the proceeds from the disposition of facilities to unconsolidated distribution real estate entities in the form of an equity interest in these entities during 2001, 2000 and 1999, respectively.

     - ProLogis received $2.3 million, $7.7 million and $5.2 million of the proceeds from its disposition of facilities to third parties in the form of notes receivable in 2001, 2000 and 1999, respectively.

     - In connection with the acquisition of a facility and the incurrence of assessment bonds, ProLogis assumed $10.3 million of secured debt in 2001.

     - In connection with the original agreement for the acquisition of the Kingspark S.A., ProLogis issued 67,000 Common Shares valued at $1.5 million and 602,000 Common Shares valued at $11.9 million in 2001 and 2000, respectively.

     - Series B Convertible Preferred Shares aggregating $151.8 million, $19.1 million and $12.9 million were converted into Common Shares in 2001, 2000 and 1999, respectively.

     - Net foreign currency translation adjustments of $(30.0) million, $(24.0) million and $(9.8) million were recognized in 2001, 2000 and 1999, respectively.

                                 PROLOGIS TRUST

     - Limited partnership units aggregating $0.2 million, $8.2 million (total minority interest of $13.9 million less $5.7 million representing amounts due to ProLogis by the holder of the units) and $0.2 million were converted into Common Shares in 2001, 2000 and 1999, respectively.

     - ProLogis received $13.2 million of the proceeds from the disposition of facilities to North American Properties Fund II in the form of notes receivable from this entity during 2000. The note was repaid in 2001.

     - In 2001, ProLogis contributed its 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest in ProLogis European Properties Fund of $83.0 million. In 2000, in connection with ProLogis' initial contribution of 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund, ProLogis received an equity interest in ProLogis European Properties Fund of approximately $78.0 million. ProLogis European Properties S.a.r.l. had total assets of $403.9 million and total liabilities of $248.1 million. ProLogis recognized its investment in the remaining 49.9% of the common stock under the equity method from January 7, 2000 through January 6, 2001. See Note 4.

     - In connection with the 1999 merger transaction discussed in Note 11, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E Preferred Shares, assumed approximately 1.0 million stock options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).

13. LONG-TERM COMPENSATION

  Long-Term Incentive Plan and Share Option Plan for Outside Trustees

     ProLogis has a long-term incentive plan (the "Incentive Plan"), which includes an employee share purchase plan, a share option plan, a restricted share unit plan and a performance share plan. No more than 14,600,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. The Incentive Plan has a 10-year term. Additionally, ProLogis has 500,000 Common Shares authorized for issuance under its Share Option Plan for Outside Trustees (the "Outside Trustees Plan"). As of December 31, 2001, 2,556,000 Common Shares remain to be issued under the Incentive Plan and 372,000 Common Shares remain to be issued under the Outside Trustees Plan.

     Employee Share Purchase Plan

     Under the employee share purchase plan certain employees of ProLogis purchased 1,356,834 Common Shares on September 8, 1997 at a price of $21.21875 per share. ProLogis financed 95% of the total purchase price through ten-year, recourse notes to the participants aggregating $27.3 million. The loans, which have been recognized as a deduction from shareholders' equity, bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options to purchase Common Shares at a price of $21.21875. As of December 31, 2001, there were 770,000 Common Shares securing the employee share purchase notes. The outstanding notes receivable at December 31, 2001 of $14,810,000 include $13,397,000 due from officers of ProLogis.

                                 PROLOGIS TRUST

     Share Options

     ProLogis has granted share options under the Incentive Plan and the Outside Trustees Plan. Share options outstanding as of December 31, 2001 are as follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                 NUMBER OF                         EXPIRATION   REMAINING
                                  OPTIONS     EXERCISE PRICE(1)       DATE        LIFE
                                 ---------   -------------------   ----------   ---------
Outside Trustees Plan(2).......     98,000      $19.75-$25.00      2002-2011    6.0 years
Employee share purchase
  plan(3)......................  1,794,754             $21.21875     2007       5.7 years
Share option plan(2)(3):
  1997 awards..................    221,811   $21.21875-$23.96875     2007       5.7 years
  1998 awards..................  1,147,556    $20.9375-$224.625      2008       6.8 years
  1999 awards..................  1,153,041    $17.1875-$19.71875     2009       7.7 years
  2000 awards..................  1,186,194    $20.0625-$24.25        2010       8.6 years
  2001 awards..................  1,570,167     $20.675-$22.02        2011       9.7 years
Meridian options(4)............    309,346     $16.375-$23.9375      2004       2.2 years
Options sold to unconsolidated
  entities(2)..................  1,609,991     $18.625-$24.5625    2008-2011    7.9 years
                                 ---------
          Total................  9,090,860
                                 =========

---------------

(1) Exercise price is equal to the average of the high and low market prices on the date of grant.

(2) The holders of options awarded before 2001 are awarded dividend equivalent units ("DEUs") each year of the plan, except for holders of 24,000 options issued under the Outside Trustees Plan prior to 1999 which do not earn DEUs. The holders of options awarded after 2000 earn DEUs only through the vesting period of the underlying stock option.

(3) Graded vesting at various rates over periods from one to 10 years, subject to certain conditions.

(4) Options are fully exercisable. ProLogis share options issued to holders of Meridian options are exercisable into 1.1 Common Shares, plus $2.00. See
    Note 11.

     The weighted average fair value of the share options issued under the Incentive Plan to ProLogis' employees, issued under the Outside Trustees Plan and sold to unconsolidated entities during 2001 was $2.38 per option (excluding the value of the DEUs to be earned). The activity with respect to ProLogis' share options for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                                                   WEIGHTED
                                                                   AVERAGE     NUMBER OF
                                                       NUMBER OF   EXERCISE     OPTIONS
                                                        OPTIONS     PRICE     EXERCISABLE
                                                       ---------   --------   -----------
Balance at December 31, 1998.........................  4,863,210    $21.19     2,757,559
  Granted/Sold.......................................  2,066,133     20.41       899,551
  Issued in 1999 merger transaction (Note 11)........  1,025,850     20.13     1,025,850
  Exercised..........................................     (4,000)    15.50        (4,000)
  Forfeited..........................................   (487,985)    21.02            --
                                                       ---------    ------     ---------
Balance at December 31, 1999.........................  7,463,208     20.37     4,678,960
  Granted/Sold.......................................  1,702,028     23.94       483,163
  Exercised..........................................   (744,171)    19.80      (744,171)
  Forfeited..........................................   (700,459)    20.55            --
                                                       ---------    ------     ---------

                                 PROLOGIS TRUST

                                                                   WEIGHTED
                                                                   AVERAGE     NUMBER OF
                                                       NUMBER OF   EXERCISE     OPTIONS
                                                        OPTIONS     PRICE     EXERCISABLE
                                                       ---------   --------   -----------
Balance at December 31, 2000.........................  7,720,606     21.11     4,417,952
  Granted/Sold.......................................  1,832,538     20.69        10,000
  Exercised..........................................   (237,229)    22.35      (237,229)
  Forfeited..........................................   (225,055)    21.44            --
                                                       ---------    ------     ---------
Balance at December 31, 2001.........................  9,090,860     21.04     4,190,723
                                                       =========    ======     =========

     ProLogis did not recognize compensation expense in 2001, 2000 or 1999 related to share options granted as the exercise price of all options granted was equal to the average of the high and low market prices on the date of grant. Had compensation expense for these plans been determined using an option valuation model as provided in SFAS No. 123, ProLogis' net earnings attributable to Common Shares and net earnings per Common Share would change as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------   --------   --------
Net earnings attributable to Common Shares:
  As reported.........................................  $90,835   $157,715   $123,999
  Pro forma...........................................   86,808    154,857    121,767
Basic and diluted per share net earnings attributable
  to Common Shares:
  As reported -- basic................................  $  0.53   $   0.96   $   0.81
  As reported -- diluted..............................     0.52       0.96       0.81
  Pro forma -- basic..................................     0.50       0.95       0.80
  Pro forma -- diluted................................     0.49       0.94       0.80

     Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation cost may not be representative of compensation cost to be expected in future years.

     The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       2001         2000         1999
                                                    ----------   ----------   ----------
Risk-free interest rate...........................     4.65%        4.99%        6.58%
Forecasted dividend yield.........................     6.19%        5.65%        6.10%
Volatility........................................    21.07%       22.28%       23.01%
Weighted average option life......................  6.25 years   6.25 years   6.25 years

     Restricted Share Units

     Restricted share units ("RSUs") in the form of Common Shares are awarded at a rate of one Common Share per RSU from time to time to employees of ProLogis. The RSUs are valued on the award date based upon the market price of the Common Shares on that date. ProLogis recognizes the value of the RSUs awarded over the applicable vesting period as compensation expense. As of December 31, 2001, there were 587,500 RSUs outstanding at a total value of $12.6 million. As of December 31, 2001, 243,125 of the

                                 PROLOGIS TRUST
outstanding RSUs are vested at a total value of $6.2 million, which has been expensed. The remaining RSUs will vest as follows:

                                                              NUMBER OF      RELATED
                                                                UNITS        EXPENSES
                                                              ---------   --------------
                                                                          (IN THOUSANDS)
2002........................................................   116,875        $1,991
2003........................................................    46,300           619
2004........................................................    41,875           885
2005........................................................    55,575         1,158
2006........................................................    41,875           885
2007........................................................    41,875           885
                                                               -------        ------
          Total.............................................   344,375        $6,423
                                                               =======        ======

     Performance Share Plan

     Under the performance share plan, certain employees are awarded performance share awards ("PSAs") in the form of Common Shares if certain performance criteria is met. Employees who have earned PSAs must be employed by ProLogis for two years after the award is made to receive any of the underlying Common Shares. The PSAs carry no voting rights during this two-year waiting period but do earn DEUs, which are awarded at the end of the two-year waiting period.

     As of December 31, 2001, there were 341,733 PSAs outstanding at a total value of $7.5 million, of which $2.0 million has been expensed. The two-year waiting period on 171,975 PSAs ($3.8 million) expires on December 31, 2002 while the two-year waiting period on all of the remaining PSAs expires on December 31, 2003.

     Dividend Equivalent Units

     DEUs in the form of Common Shares are awarded at a rate of one Common Share per DEU on December 31st of each year that the underlying share options, RSUs or PSAs that earn DEUs are outstanding. The DEUs vest to the same extent the underlying award vests. The DEUs are valued on the award date (December 31st) based upon the market price of the Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period of the underlying award. Of the total RSUs outstanding, 167,500 RSUs do not earn DEUs but rather earn dividends at ProLogis' current Common Share distribution rate. As of December 31, 2001, there were 724,381 DEUs outstanding, of which 418,910 were vested. The DEUs outstanding have a total value of $15.5 million, of which $8.5 million has been expensed as of December 31, 2001. The remaining DEUS will vest as follows:

                                                              NUMBER OF      RELATED
                                                                UNITS        EXPENSES
                                                              ---------   --------------
                                                                          (IN THOUSANDS)
2002........................................................   181,094        $4,366
2003........................................................    84,370         1,763
2004........................................................    33,300           720
2005........................................................     6,707           144
                                                               -------        ------
          Total.............................................   305,471        $6,993
                                                               =======        ======

  401(k) Savings Plan and Trust

     ProLogis has a 401(k) Savings Plan and Trust ("401(k) Plan"), that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the

                                 PROLOGIS TRUST
employees' annual compensation (within the statutory compensation limit). A total of 190,000 Common Shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed Common Shares is based on the employees' years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2001, no Common Shares have been issued under the 401(k) Plan as all matching contributions have been made with Common Shares purchased in the public market.

  Nonqualified Savings Plan

     ProLogis has a Nonqualified Savings Plan to provide benefits for certain employees. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. ProLogis will match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. The matching account will vest in the same manner as the 401(k) Plan.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected quarterly financial data (in thousands, except for per share amounts) for 2001 and 2000 is as follows:

                                                  THREE MONTHS ENDED,
                                  ---------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    TOTAL
                                  ---------   --------   -------------   ------------   --------
2001:
  Rental income.................  $119,244    $117,147     $115,947        $113,439     $465,777
                                  ========    ========     ========        ========     ========
  Earnings (loss) before
     minority interest..........  $ 57,845    $ 58,979     $ 61,304        $(45,085)    $133,043
  Minority interest share in
     earnings...................     1,376       1,458        1,470           2,157        6,461
  Gain (loss) on disposition of
     real estate, net...........    (1,198)     (1,427)       3,488           9,145       10,008
  Foreign currency exchange
     gains (losses), net........     2,657       1,652       (6,545)         (1,485)      (3,721)
  Total income taxes............     2,489       3,675         (313)         (1,126)       4,725
                                  --------    --------     --------        --------     --------
  Net earnings (loss)...........    55,439      54,071       57,090         (38,456)     128,144
  Less preferred share
     dividends..................    11,432       9,519        8,179           8,179       37,309
                                  --------    --------     --------        --------     --------
  Net earnings (loss)
     attributable to Common
     Shares.....................  $ 44,007    $ 44,552     $ 48,911        $(46,635)    $ 90,835
                                  ========    ========     ========        ========     ========
     Basic per share net
       earnings (loss)
       attributable to Common
       Shares...................  $   0.26    $   0.26     $   0.28        $  (0.27)    $   0.53
                                  ========    ========     ========        ========     ========
     Diluted per share net
       earnings (loss)
       attributable to Common
       Shares...................  $   0.25    $   0.26     $   0.28        $  (0.27)    $   0.52
                                  ========    ========     ========        ========     ========

     ProLogis' Quarterly Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 originally filed on May 10, 2001, August 10, 2001 and November 13, 2001, respectively, included the financial position and results of operations of ProLogis' subsidiary, Kingspark S.A., in its unaudited consolidated condensed financial statements on a consolidated basis. Until January 5, 2001, ProLogis owned only the non-voting preferred stock of Kingspark S.A. and reported its investment in Kingspark S.A. under the equity method. On that date, ProLogis acquired an indirect interest in the voting common stock of Kingspark S.A. and began consolidating it in its financial statements along with its other

                                 PROLOGIS TRUST
majority-owned and controlled subsidiaries and partnerships. After reconsideration of the facts underlying its ownership position, ProLogis determined that its indirect ownership interest in the voting common stock of Kingspark S.A. does not give it control such that consolidation is the appropriate method of reporting. Therefore, ProLogis has amended its unaudited consolidated condensed financial statements for each of the three quarterly periods in 2001 to reflect its investment in Kingspark S.A. under the equity method, consistent with its reporting of this investment prior to January 5, 2001. Further, ProLogis has amended its unaudited consolidated condensed financial statements for each of the three quarterly periods in 2001 to reflect its investments in GoProLogis and ProLogis PhatPipe, whose sole purpose is to hold preferred stock in technology companies, under the equity method. ProLogis began consolidating these entities in 2001, but as with Kingspark S.A., subsequently determined that its ownership interest did not give it control. These changes in reporting had no effect on ProLogis' originally reported shareholders equity, net earnings attributable to Common Shares, net earnings attributable to common shares per share or comprehensive income for any of the three quarterly periods in 2001.

                                                  THREE MONTHS ENDED,
                                  ---------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    TOTAL
                                  ---------   --------   -------------   ------------   --------
2000:
  Rental income.................  $120,809    $119,696     $121,519        $118,064     $480,088
                                  ========    ========     ========        ========     ========
  Earnings before minority
     interest...................  $ 62,526    $ 52,612     $ 67,194        $ 59,475     $241,807
  Minority interest share in
     earnings...................     1,654       1,435        1,228           1,269        5,586
  Gain (loss) on disposition of
     real estate, net...........     5,108      (4,801)         702             305        1,314
  Foreign currency exchange
     gains (losses), net........    (6,520)    (11,929)      (1,929)          2,451      (17,927)
  Total income taxes............       117         708        2,000           2,305        5,130
                                  --------    --------     --------        --------     --------
  Net earnings..................    59,343      33,739       62,739          58,657      214,478
  Less preferred share
     dividends..................    14,405      14,150       14,120          14,088       56,763
                                  --------    --------     --------        --------     --------
  Net earnings attributable to
     Common Shares..............  $ 44,938    $ 19,589     $ 48,619        $ 44,569     $157,715
                                  ========    ========     ========        ========     ========
  Basic per share net earnings
     attributable to Common
     Shares.....................  $   0.28    $   0.12     $   0.30        $   0.27     $   0.96
                                  ========    ========     ========        ========     ========
  Diluted per share net earnings
     attributable to Common
     Shares.....................  $   0.28    $   0.12     $   0.29        $   0.27     $   0.96
                                  ========    ========     ========        ========     ========

15. RELATED PARTY TRANSACTIONS:

  Transactions with Security Capital

     ProLogis leases distribution space to Security Capital, its largest shareholder, and certain of its affiliates on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties. ProLogis' base rental income related to these leases were $534,000, $757,000 and $756,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, 60,103 square feet were leased to related parties with annualized base rental revenues for these leases of $472,000.

     Previously, ProLogis and Security Capital, its largest shareholder, were parties to an administrative services agreement (the "ASA") under which Security Capital provided ProLogis with certain administrative and other services as determined by ProLogis. Substantially all of the services originally provided under the ASA have been transferred to ProLogis. ProLogis' fees under the ASA were $0.8 million, $2.5 million and $3.5 million for 2001, 2000 and 1999, respectively. Of these fees, $0.05 million, $0.4 million and $0.6 million

                                 PROLOGIS TRUST
were capitalized in 2001, 2000 and 1999, respectively. ProLogis recognized the ASA fees related to property management activities as a component of rental expenses.

     ProLogis paid other fees to Security Capital, its largest shareholder, or its affiliates as follows:

     - $2.8 million related to capital raised in ProLogis North American Properties Funds II, III and IV in 2001 (an additional $1.1 million was directly paid by ProLogis North American Properties Funds II, III and
       IV). See Note 4.

     - $0.1 million related to capital raised in ProLogis California in 2000. See Note 4.

     - $15.6 million related to capital raised in ProLogis California and ProLogis European Properties Fund and in connection with the 1999 merger transaction. See Notes 4 and 11.

  Transactions with Chairman and Chief Executive Officer

Investments

     ProLogis has invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Code. Therefore, the voting common stock of these companies was held by third parties including entities in which Security Capital, ProLogis' largest shareholder, held non-voting interests. The Code, as amended in 2001, allows for ProLogis to have a voting ownership interest in these entities. ProLogis began negotiations to acquire the voting ownership interests in these entities in 2000. Before the acquisitions were completed it was determined that the state income tax laws governing REITs were not all going to be changed to coincide with the amendments to the Code. Therefore, K. Dane Brooksher, ProLogis' chairman and chief executive officer, acquired the voting ownership interests in Frigoscandia S.A., ProLogis Logistics and Kingspark S.A. from the third parties and Security Capital.

     Mr. Brooksher's voting ownership interests in the entities in which ProLogis has only non-voting ownership interests are:

     - Kingspark LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock interest of Kingspark S.A. (an entity in which ProLogis owns all of the non-voting preferred stock) for $8.1 million. ProLogis funded the entire purchase price either directly or through loans to Kingspark LLC or Mr. Brooksher. The ProLogis loan to Kingspark LLC is in the principal amount of $7.3 million, is due January 5, 2006 and bears interest at an annual rate of 8.0%. ProLogis made a direct capital contribution to Kingspark LLC in the amount of $770,973. Mr. Brooksher's $40,557 capital contribution to Kingspark LLC was loaned to him by ProLogis, which recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8.0%. Mr. Brooksher's membership interest entitles him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Mr. Brooksher is the managing member and he may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. See Note 4.

     - CSI/Frigo LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock interests of Frigoscandia S.A. and ProLogis Logistics (both entities in which ProLogis owns all of the non-voting preferred stock) for an aggregate of approximately $3.3 million. ProLogis loaned CSI/ Frigo LLC $2.9 million, which loan is due January 5, 2011 and bears interest at an annual rate of 8%. ProLogis also made a capital contribution to CSI/Frigo LLC in the amount of $404,545 and Mr. Brooksher made a $50,000 capital contribution to CSI/Frigo LLC. Mr. Brooksher's membership interests (after considering the terms of the participating note from CSI/Frigo LLC to ProLogis) entitles him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any.

                                 PROLOGIS TRUST

       Mr. Brooksher is the managing member and he may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member.

     As a result of the foregoing transactions, Mr. Brooksher has an effective 0.04% interest in the earnings of ProLogis Logistics, an effective 0.25% interest in the earnings of Frigoscandia S.A. and an effective 0.25% interest in the earnings of Kingspark S.A. See Note 4.

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

     - GoProLogis owns preferred stock in Vizional Technologies. Mr. Brooksher owns all of the voting common stock of GoProLogis, representing a 2% interest in the earnings of GoProLogis and he is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. ProLogis owns all of the non-voting preferred stock of GoProLogis, representing a 98% interest in the earnings of GoProLogis and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis and ProLogis has the right to acquire Mr. Brooksher's ownership interest beginning in 2001 for a price equal to the outstanding principal amount of the promissory note plus accrued and unpaid interest. See Note 4.

     - ProLogis PhatPipe owns preferred stock in PhatPipe. Mr. Brooksher owns all of the voting common stock of ProLogis PhatPipe, representing a 2% interest in the earnings of ProLogis PhatPipe and he is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. ProLogis owns all of the non-voting preferred stock of ProLogis PhatPipe, representing a 98% interest in the earnings of ProLogis PhatPipe and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed recourse promissory notes with the aggregate principal amount of $122,449 to ProLogis PhatPipe in exchange for his interest in the entity, which note is payable on September 20, 2005 ($71,429 principal amount) and January 4, 2006 ($51,020 principal amount). Both notes bear interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis has the right to acquire Mr. Brooksher's ownership interest beginning in 2001 for a price equal to the outstanding aggregate principal amount of the promissory notes plus accrued and unpaid interest. See Note 4.

Loans

     As of December 31, 2001, ProLogis had other loans outstanding from Mr. Brooksher with an aggregate principal amount of $2,091,000. Of these, a loan for $237,500 was repaid in January 2002 and the remainder was loaned under ProLogis' employee share purchase plan, the terms of which are discussed in Note 13.

16. FINANCIAL INSTRUMENTS:

  Fair Value of Financial Instruments

     The following estimates of the fair value of financial instruments have been determined by ProLogis using available market information and valuation methodologies believed to be appropriate for these purposes.

                                 PROLOGIS TRUST

Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts ProLogis would realize upon disposition.

     As of December 31, 2001 and 2000, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit balances approximate fair value as of those dates since the interest rate fluctuates based on published market rates. As of December 31, 2001 and 2000, the fair values of the senior unsecured debt and the secured debt (including mortgage notes, assessment bonds and securitized debt) have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair value of ProLogis' senior unsecured debt and secured debt from the carrying value in the table below are the result of differences in the interest rates available to ProLogis as of December 31, 2001 and 2000, from the interest rates in effect as of the dates the debt was issued. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates.

     As of December 31, 2001 and 2000, the fair value of ProLogis' derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers.

     The following table reflects the carrying amount and estimated fair value of ProLogis' financial instruments (in thousands):

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                2001                      2000
                                       -----------------------   -----------------------
                                        CARRYING                  CARRYING
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
Balance sheet financial instruments:
  Senior unsecured debt..............  $1,670,359   $1,718,919   $1,699,989   $1,703,737
  Secured debt.......................  $  532,106   $  568,389   $  537,925   $  543,967
Derivative financial instruments:
  Foreign currency put option
     contracts.......................  $    2,686   $    2,686   $      446   $      446

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

                                 PROLOGIS TRUST

     The following table summarizes the activity in derivative financial instruments for the years ended December 31, 2001 and 2000 (in millions):

                                                               INTEREST       FOREIGN
                                                              RATE SWAP     CURRENCY PUT
                                                              AGREEMENTS     OPTIONS(1)
                                                              ----------    ------------
Notional amounts as of December 31, 1999....................   $ 169.9         $ 23.2
New contracts...............................................        --           55.5
Matured or expired contracts................................        --          (34.9)
Contracts transferred.......................................    (169.9)(2)         --
                                                               -------         ------
Notional amounts as of December 31, 2000....................        --           43.8
New contracts...............................................        --           65.5
Matured or expired contracts................................        --          (43.8)
                                                               -------         ------
Notional amounts as of December 31, 2001....................   $    --         $ 65.5
                                                               =======         ======

---------------

(1) ProLogis entered into foreign currency put option contracts during 2001 and 2000 related to its operations in Europe. The put option contracts provide ProLogis with the option to exchange foreign currencies for U.S. dollars at a fixed exchange rate such that if the foreign currency were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts represent the U.S. dollar equivalent related to the put option contracts with notional amounts of 45.8 million euros and 17.4 million pounds sterling as of December 31, 2001 and 47.1 million euros as of December 31, 2000. These contracts do not qualify for hedge accounting treatment and have been marked to market through income. ProLogis recognized aggregate expense of $1,027,000 in 2001, aggregate income of $627,000 in 2000 and an aggregate loss of $92,000 in 1999 on the put option contracts. These amounts include mark to market income of $1,122,000 in 2001, mark to market expense of $854,000 in 2000 and mark to market expense of $47,000 in 1999. See Note 1.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust:

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of ProLogis Trust included in this Form 10-K, and have issued our report thereon dated April 3, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III -- Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen, LLP

Chicago, Illinois
April 3, 2002

                                 PROLOGIS TRUST

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
OPERATING PROPERTIES
Atlanta, Georgia
  Atlanta Airport Distribution
    Center......................      3             $  1,758    $       --       $    5,249
  Atlanta NE Distribution
    Center......................      8      (d)       5,582         3,047           24,467
  Atlanta West Distribution
    Center......................     20                6,771        34,785           13,156
  Breckenridge Distribution
    Center......................      1                1,440            --            4,196
  Carter-Pacific Business
    Center......................      3                  556         3,151              837
  Cedars Distribution Center....      1                1,366         7,739            2,435
  Cobb Place Distribution
    Center......................      2                1,579            --            9,742
  Greenwood Industrial Center...      1                2,497            --           11,396
  International Airport
    Industrial Center...........      9      (e)       2,939        14,146            5,430
  LaGrange Distribution
    Center......................      1                  174           986              553
  Northeast Industrial Center...      4                1,109         6,283            1,755
  Northmont Industrial Center...      1                  566         3,209              351
  Oakcliff Industrial Center....      3                  608         3,446              502
  Olympic Industrial Center.....      2                  698         3,956            1,646
  Peachtree Commerce Business
    Center......................      4      (e)         707         4,004              935
  Piedmont Court Distribution
    Center......................      2                  885         5,013            1,775
  Plaza Industrial Center.......      1                   66           372               95
  Pleasantdale Industrial
    Center......................      2                  541         3,184              635
  Riverside Distribution
    Center......................      3                2,533        13,336            1,696
  Sullivan 75 Distribution
    Center......................      3      (f)         728         2,786            2,821
  Tradeport Distribution
    Center......................      3                1,464         4,563            6,089
  Weaver Distribution Center....      2                  935         5,182              888
  Westfork Industrial Center....     10                2,483        14,115            1,378
Austin, Texas
  Corridor Park Corporate
    Center......................      6                1,652         1,681           13,923
  Montopolis Distribution
    Center......................      1                  580         3,384              854

                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL(A,B)        (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
OPERATING PROPERTIES
Atlanta, Georgia
  Atlanta Airport Distribution
    Center......................  $    1,765    $    5,242    $    7,007     $  (1,014)             1996
  Atlanta NE Distribution
    Center......................       6,276        26,820        33,096        (4,869)          1996, 1997
  Atlanta West Distribution
    Center......................       6,774        47,938        54,712       (11,144)          1994, 1996
  Breckenridge Distribution
    Center......................       1,440         4,196         5,636            --              2001
  Carter-Pacific Business
    Center......................         556         3,988         4,544          (939)             1995
  Cedars Distribution Center....       1,692         9,848        11,540          (916)             1999
  Cobb Place Distribution
    Center......................       2,106         9,215        11,321          (587)             1999
  Greenwood Industrial Center...       2,497        11,396        13,893            --              2001
  International Airport
    Industrial Center...........       2,972        19,543        22,515        (4,649)          1994, 1995
  LaGrange Distribution
    Center......................         174         1,539         1,713          (315)             1994
  Northeast Industrial Center...       1,050         8,097         9,147        (1,705)             1996
  Northmont Industrial Center...         566         3,560         4,126          (863)             1994
  Oakcliff Industrial Center....         608         3,948         4,556          (917)             1995
  Olympic Industrial Center.....         757         5,543         6,300        (1,219)             1996
  Peachtree Commerce Business
    Center......................         707         4,939         5,646        (1,281)             1994
  Piedmont Court Distribution
    Center......................         885         6,788         7,673        (1,219)             1997
  Plaza Industrial Center.......          66           467           533          (118)             1995
  Pleasantdale Industrial
    Center......................         541         3,819         4,360          (933)             1995
  Riverside Distribution
    Center......................       2,556        15,009        17,565        (1,376)             1999
  Sullivan 75 Distribution
    Center......................         728         5,607         6,335        (1,513)          1994, 1995
  Tradeport Distribution
    Center......................       1,479        10,637        12,116        (2,251)          1994, 1996
  Weaver Distribution Center....         935         6,070         7,005        (1,446)             1995
  Westfork Industrial Center....       2,483        15,493        17,976        (3,412)             1995
Austin, Texas
  Corridor Park Corporate
    Center......................       2,113        15,143        17,256        (3,119)          1995, 1996
  Montopolis Distribution
    Center......................         580         4,238         4,818        (1,222)             1994

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
  Rutland Distribution Center...      2                  460         2,617              472
  Southpark Corporate Center....      7                1,946            --           15,174
  Walnut Creek Corporate
    Center......................     11                2,366         2,920           19,393
Barcelona, Spain
  Sant Boi Distribution
    Center......................      1                5,497            --            5,818
Charlotte, North Carolina
  Barringer Industrial Center...      3                  308         1,746              594
  Bond Distribution Center......      2                  905         5,126            1,017
  Carowinds Distribution
    Center......................      1                3,600        20,400               --
  Charlotte Commerce Center.....     10      (d)       4,341        24,954            5,352
  Charlotte Distribution
    Center......................      9      (d)       4,578            --           24,553
  Charlotte Distribution Center
    South.......................      1                  309            --            4,253
  Interstate North Business
    Park........................      2                  535         3,030              367
  Northpark Distribution
    Center......................      2      (d)       1,183         6,707              858
  Ridge Creek Distribution
    Center......................      1                1,240         7,027                5
Chattanooga, Tennessee
  Stone Fort Distribution
    Center......................      4                2,063        11,688              552
  Tiftonia Distribution
    Center......................      1                  146           829              186
Chicago, Illinois
  Addison Distribution Center...      1                  646         3,662              454
  Alsip Distribution Center.....      2      (f)       2,093        11,859            7,030
  Bedford Park Distribution
    Center......................      1                  360         2,806               --
  Bensenville Distribution
    Center......................      2                1,668         9,448            3,783
  Bloomingdale 100 Business
    Center......................      1                  359            --            5,893
  Bolingbrook Distribution
    Center......................      2                4,565        25,864              753
  Bridgeview Distribution
    Center......................      4                1,302         7,378            1,405
  Des Plaines Distribution
    Center......................      3                2,158        12,232            2,216
  Elk Grove Distribution
    Center......................     20    (e)(f)      7,689        43,568            6,532
  Elmhurst Distribution
    Center......................      1                  713         4,043              342
  Glendale Heights Distribution
    Center......................      3                3,903        22,119              592
  Glenview Distribution
    Center......................      2    (e)(f)      1,156         6,550              834
  Itasca Distribution Center....      3                1,613         9,143              799
  Lombard Distribution Center...      1      (f)       1,170         6,630               74
  Mitchell Distribution
    Center......................      1      (e)       1,236         7,004            1,235
  North Avenue Distribution
    Center......................      2                3,201            --            8,989

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
  Rutland Distribution Center...         462         3,087         3,549          (807)             1993
  Southpark Corporate Center....       1,946        15,174        17,120        (3,455)       1994, 1995, 1996
  Walnut Creek Corporate
    Center......................       2,425        22,254        24,679        (4,471)       1994, 1995, 1996
Barcelona, Spain
  Sant Boi Distribution
    Center......................       5,497         5,818        11,315            --              2001
Charlotte, North Carolina
  Barringer Industrial Center...         308         2,340         2,648          (633)             1994
  Bond Distribution Center......         905         6,143         7,048        (1,573)             1994
  Carowinds Distribution
    Center......................       3,600        20,400        24,000        (1,842)             1999
  Charlotte Commerce Center.....       4,342        30,305        34,647        (7,662)             1994
  Charlotte Distribution
    Center......................       6,096        23,035        29,131        (4,461)    1995, 1996, 1997, 1998
  Charlotte Distribution Center
    South.......................       1,082         3,480         4,562            --              2001
  Interstate North Business
    Park........................         535         3,397         3,932          (604)             1997
  Northpark Distribution
    Center......................       1,184         7,564         8,748        (1,260)          1994, 1998
  Ridge Creek Distribution
    Center......................       1,240         7,032         8,272           (49)             2001
Chattanooga, Tennessee
  Stone Fort Distribution
    Center......................       2,063        12,240        14,303        (2,977)             1994
  Tiftonia Distribution
    Center......................         146         1,015         1,161          (229)             1995
Chicago, Illinois
  Addison Distribution Center...         640         4,122         4,762          (831)             1997
  Alsip Distribution Center.....       2,549        18,433        20,982        (2,788)          1997, 1999
  Bedford Park Distribution
    Center......................         360         2,806         3,166          (496)             1996
  Bensenville Distribution
    Center......................       1,667        13,232        14,899        (2,629)             1997
  Bloomingdale 100 Business
    Center......................       1,601         4,651         6,252            --              2001
  Bolingbrook Distribution
    Center......................       4,564        26,618        31,182        (2,450)             1999
  Bridgeview Distribution
    Center......................       1,303         8,782        10,085        (1,662)             1996
  Des Plaines Distribution
    Center......................       2,159        14,447        16,606        (2,819)          1995, 1996
  Elk Grove Distribution
    Center......................       7,689        50,100        57,789        (7,651)      1995, 1996, 1997,
                                                                                                 1998, 1999
  Elmhurst Distribution
    Center......................         713         4,385         5,098          (679)             1997
  Glendale Heights Distribution
    Center......................       3,903        22,711        26,614        (2,102)             1999
  Glenview Distribution
    Center......................       1,156         7,384         8,540          (903)          1996, 1999
  Itasca Distribution Center....       1,613         9,942        11,555        (1,356)       1996, 1997, 1998
  Lombard Distribution Center...       1,170         6,704         7,874          (616)             1999
  Mitchell Distribution
    Center......................       1,236         8,239         9,475        (1,688)             1996
  North Avenue Distribution
    Center......................       2,047        10,143        12,190        (1,383)          1997, 1998

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
  Northlake Distribution
    Center......................      1                  372         2,106              264
  O'Hare Cargo Distribution
    Center......................      2                3,566            --           16,574
  Pleasant Prairie Distribution
    Center......................      1                1,314         7,450               --
  Remington Lakes Distribution
    Center......................      1                2,761            --           11,106
  Romeoville Distribution
    Center......................      2                1,104         6,258               15
  South Holland Distribution
    Center......................      2      (f)       1,156         6,550              817
  Woodale Distribution Center...      1                  263         1,490              131
Cincinnati, Ohio
  Airpark Distribution Center...      3      (d)       1,692            --           21,589
  Capital Distribution Center
    I...........................      4      (d)       1,750         9,922            1,535
  Capital Distribution Center
    II..........................      5      (d)       1,953        11,067            2,508
  Capital Industrial Center I...     10      (d)       1,039         5,885            2,412
  Constitution Distribution
    Center......................      1                1,465         8,301                6
  Empire Distribution Center....      3      (d)         529         2,995              827
  Kentucky Drive Business
    Center......................      4                  553         3,134            1,053
  Production Distribution
    Center......................      2      (g)         717         2,717            2,697
  Sharonville Distribution
    Center......................      3      (d)       1,761            --           11,418
  Springdale Commerce Center....      3                  421         2,384            1,320
  Union Center Business Park....      2                  979            --            6,754
Columbus, Ohio
  Alum Creek Distribution
    Center......................      1                1,118         6,284               --
  Canal Pointe Distribution
    Center......................      1                1,237         7,013                1
  Capital Park South
    Distribution Center.........      6      (d)       2,551            --           36,436
  Charter Street Distribution
    Center......................      1      (f)       1,245         7,055                7
  Columbus West Industrial
    Center......................      3      (d)         645         3,655            1,221
  Corporate Park West...........      2      (d)         679         3,849              343
  Fisher Distribution Center....      1                1,197         6,785            1,684
  Foreign Trade Center I........      5                6,527        36,989            3,320
  International Street
    Commerce....................      2                  455            --            6,704
  McCormick Distribution
    Center......................      5                1,664         9,429            2,538
  New World Distribution
    Center......................      1                  207         1,173            1,202
  South Park Distribution
    Center......................      1                1,086         6,151               10
  Westbelt Business Center......      2      (d)         465         2,635              364
Dallas/Fort Worth, Texas
  Arlington Corporate Center....      2                2,135            --            8,412
  Carter Industrial Center......      1                  334            --            2,359

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
  Northlake Distribution
    Center......................         372         2,370         2,742          (422)             1996
  O'Hare Cargo Distribution
    Center......................       5,924        14,216        20,140        (1,385)             1997
  Pleasant Prairie Distribution
    Center......................       1,315         7,449         8,764          (673)             1999
  Remington Lakes Distribution
    Center......................       2,761        11,106        13,867            --              2001
  Romeoville Distribution
    Center......................       1,104         6,273         7,377          (566)             1999
  South Holland Distribution
    Center......................       1,156         7,367         8,523          (655)             1999
  Woodale Distribution Center...         263         1,621         1,884          (263)             1997
Cincinnati, Ohio
  Airpark Distribution Center...       4,060        19,221        23,281        (2,255)          1996, 2000
  Capital Distribution Center
    I...........................       1,751        11,456        13,207        (2,758)             1994
  Capital Distribution Center
    II..........................       1,953        13,575        15,528        (3,395)             1994
  Capital Industrial Center I...       1,105         8,231         9,336        (2,056)          1994, 1995
  Constitution Distribution
    Center......................       1,465         8,307         9,772          (750)             1999
  Empire Distribution Center....         529         3,822         4,351          (864)             1995
  Kentucky Drive Business
    Center......................         553         4,187         4,740          (894)             1997
  Production Distribution
    Center......................         824         5,307         6,131          (859)          1994, 1998
  Sharonville Distribution
    Center......................       2,424        10,755        13,179        (1,166)          1997, 1998
  Springdale Commerce Center....         421         3,704         4,125          (849)             1996
  Union Center Business Park....         979         6,754         7,733            (6)             2001
Columbus, Ohio
  Alum Creek Distribution
    Center......................       1,118         6,284         7,402           (26)             2001
  Canal Pointe Distribution
    Center......................       1,238         7,013         8,251          (633)             1999
  Capital Park South
    Distribution Center.........       2,892        36,095        38,987        (4,864)    1996, 1998, 1999, 2000
  Charter Street Distribution
    Center......................       1,245         7,062         8,307          (638)             1999
  Columbus West Industrial
    Center......................         645         4,876         5,521        (1,096)             1995
  Corporate Park West...........         679         4,192         4,871          (828)             1996
  Fisher Distribution Center....       1,197         8,469         9,666        (2,073)             1995
  Foreign Trade Center I........       6,992        39,844        46,836        (3,614)             1999
  International Street
    Commerce....................         483         6,676         7,159          (533)          1997, 1999
  McCormick Distribution
    Center......................       1,664        11,967        13,631        (2,809)             1994
  New World Distribution
    Center......................         207         2,375         2,582          (599)             1994
  South Park Distribution
    Center......................       1,085         6,162         7,247          (557)             1999
  Westbelt Business Center......         465         2,999         3,464          (366)             1998
Dallas/Fort Worth, Texas
  Arlington Corporate Center....       2,135         8,412        10,547            (2)             2001
  Carter Industrial Center......         334         2,359         2,693          (496)             1996

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
  Centerport Distribution
    Center......................      2      (f)       1,558         8,830              239
  Dallas Corporate Center.......     11      (e)       5,714            --           33,496
  Enterprise Distribution
    Center......................      3                2,719        15,410               --
  Freeport Distribution
    Center......................      4                1,393         5,549            4,180
  Freeport Corporation Center...      1                1,142            --           11,930
  Great Southwest Distribution
    Center......................     36    (e)(f)     16,580        81,174            8,971
  Great Southwest Industrial
    Center I....................      2      (e)         234         1,326              937
  Lone Star Distribution
    Center......................      1                  512         2,896              193
  Northgate Distribution
    Center......................     13      (f)       4,722        26,367            8,208
  Northpark Business Center.....      1                  197         1,117              294
  Pinnacle Park Distribution
    Center......................      2                5,058            --           22,371
  Plano Distribution Center.....      7      (f)       3,915        22,186              244
  Redbird Distribution Center...      2                1,095         6,212              329
  Royal Commerce Center.........      4      (e)       1,975        11,190            1,677
  Royal Distribution Center.....      1                  811         4,598                1
  Stemmons Distribution
    Center......................      1                  272         1,544              450
  Stemmons Industrial Center....     14                2,216        12,559            3,113
  Trinity Mills Distribution
    Center......................      7      (e)       4,453        27,346                1
  Valwood Business Center.......      4                1,884        10,676                7
  Valwood Distribution Center...      7      (f)       4,430        25,101              566
Denver, Colorado
  Denver Business Center........      6                2,015         7,486           11,331
  Downing Distribution Center...      1                   --         3,877               71
  Havana Distribution Center....      1                  401         2,281              691
  Moline Distribution Center....      1                  327         1,850              241
  Moncrieff Distribution
    Center......................      1                  314         2,493              561
  Pagosa Distribution Center....      1                  406         2,322              511
  Upland Distribution Center
    I...........................      6                  821         5,710            8,543
  Upland Distribution Center
    II..........................      6                2,456        13,946            2,261
El Paso, Texas
  Billy the Kid Distribution
    Center......................      1                  273         1,547              568
  Goodyear Distribution
    Center......................      1                  511         2,899              257

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
  Centerport Distribution
    Center......................       1,558         9,069        10,627          (811)             1999
  Dallas Corporate Center.......       6,012        33,198        39,210        (4,760)    1996, 1997, 1998, 1999
  Enterprise Distribution
    Center......................       2,719        15,410        18,129        (1,391)             1999
  Freeport Distribution
    Center......................       1,440         9,682        11,122        (1,435)       1996, 1997, 1998
  Freeport Corporation Center...       2,250        10,822        13,072            (4)             2000
  Great Southwest Distribution
    Center......................      16,071        90,654       106,725       (10,738)      1994, 1995, 1996,
                                                                                           1997, 1999, 2000, 2001
  Great Southwest Industrial
    Center I....................         308         2,189         2,497          (473)             1995
  Lone Star Distribution
    Center......................         511         3,090         3,601          (605)             1996
  Northgate Distribution
    Center......................       4,722        34,575        39,297        (4,388)    1994, 1996, 1999, 2001
  Northpark Business Center.....         197         1,411         1,608          (318)             1995
  Pinnacle Park Distribution
    Center......................       5,058        22,371        27,429            (4)             2001
  Plano Distribution Center.....       3,915        22,430        26,345        (2,040)             1999
  Redbird Distribution Center...       1,096         6,540         7,636          (822)          1994, 1999
  Royal Commerce Center.........       1,975        12,867        14,842        (1,901)             1997
  Royal Distribution Center.....         811         4,599         5,410           (32)             2001
  Stemmons Distribution
    Center......................         272         1,994         2,266          (454)             1995
  Stemmons Industrial Center....       2,566        15,322        17,888        (2,926)    1994, 1995, 1996, 1999
  Trinity Mills Distribution
    Center......................       4,453        27,347        31,800        (3,198)       1996, 1999, 2001
  Valwood Business Center.......       1,884        10,683        12,567           (74)             2001
  Valwood Distribution Center...       4,430        25,667        30,097        (2,359)             1999
Denver, Colorado
  Denver Business Center........       2,015        18,817        20,832        (3,954)    1992, 1994, 1996, 2001
  Downing Distribution Center...          --         3,948         3,948          (322)             1999
  Havana Distribution Center....         401         2,972         3,373          (817)             1993
  Moline Distribution Center....         327         2,091         2,418          (555)             1994
  Moncrieff Distribution
    Center......................         314         3,054         3,368          (926)             1992
  Pagosa Distribution Center....         406         2,833         3,239          (908)             1993
  Upland Distribution Center
    I...........................         821        14,253        15,074        (3,870)       1992, 1994, 1995
  Upland Distribution Center
    II..........................       2,489        16,174        18,663        (4,514)          1993, 1994
El Paso, Texas
  Billy the Kid Distribution
    Center......................         273         2,115         2,388          (548)             1994
  Goodyear Distribution
    Center......................         511         3,156         3,667          (761)             1991

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
  Northwestern Corporate
    Center......................      7                1,552            --           21,554
  Vista Corporate Center........      4                1,945            --           11,259
  Vista Del Sol Industrial
    Center......................      5      (f)       1,245            --           20,799
Fort Lauderdale/Miami, Florida
  Airport West Distribution
    Center......................      2                1,253         3,825            3,455
  CenterPort Distribution
    Center......................      5                4,309        11,806            8,458
  Copans Distribution Center....      2                  504         2,857              366
  North Andrews Distribution
    Center......................      1      (g)         698         3,956               97
  Port Lauderdale Distribution
    Center......................      2                  896            --            7,842
Houston, Texas
  Brittmore Distribution
    Center......................      2                1,838        10,417              710
  Crosstimbers Distribution
    Center......................      1                  359         2,035              518
  Hempstead Distribution
    Center......................      3                1,013         5,740            1,111
  I-10 Central Distribution
    Center......................      2                  181         1,023              303
  I-10 Central Service Center...      1                   58           330              130
  Jersey Village Corporate
    Center......................      1                1,536            --           11,734
  Kempwood Business Center......      4                1,746         9,894               60
  Perimeter Distribution
    Center......................      2                  813         4,604              159
  Pine Forest Business Center...     18      (e)       4,859        27,557            3,765
  Pine North Distribution
    Center......................      2                  847         4,800              377
  Pine Timbers Distribution
    Center......................      2                2,956        16,750            1,475
  Pinemont Distribution
    Center......................      2                  642         3,636              284
  Post Oak Business Center......     15      (e)       3,005        15,378            4,334
  Post Oak Distribution
    Center......................      7      (e)       2,115        12,017            4,021
  South Loop Distribution
    Center......................      5                1,051         5,964            1,970
  Southwest Freeway Industrial
    Center......................      1                   84           476              173
  West by Northwest Industrial
    Center......................     16                4,368         8,382           33,556
  White Street Distribution
    Center......................      1                  469         2,656              339
I-95 Corridor, New Jersey
  Bellmawr Distribution
    Center......................      1                  212         1,197               63
  Brunswick Distribution
    Center......................      2                  870         4,928            1,665
  Clearview Distribution
    Center......................      1                2,232        12,648              411
  Cranbury Business Park........      1                2,012            --           10,814
  Kilmer Distribution Center....      4      (d)       2,526        14,313              895

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
  Northwestern Corporate
    Center......................       2,365        20,741        23,106        (3,248)      1992, 1993, 1994,
                                                                                              1997, 1998, 2000
  Vista Corporate Center........       2,029        11,175        13,204        (2,389)       1994, 1995, 1996
  Vista Del Sol Industrial
    Center......................       2,636        19,408        22,044        (3,407)       1995, 1997, 1998
Fort Lauderdale/Miami, Florida
  Airport West Distribution
    Center......................       1,974         6,559         8,533        (1,008)          1995, 1998
  CenterPort Distribution
    Center......................       4,522        20,051        24,573        (1,409)          1999, 2001
  Copans Distribution Center....         504         3,223         3,727          (588)          1997,1998
  North Andrews Distribution
    Center......................         698         4,053         4,751          (969)             1994
  Port Lauderdale Distribution
    Center......................       2,205         6,533         8,738          (730)             1997
Houston, Texas
  Brittmore Distribution
    Center......................       1,838        11,127        12,965        (1,161)             1999
  Crosstimbers Distribution
    Center......................         359         2,553         2,912          (655)             1994
  Hempstead Distribution
    Center......................       1,013         6,851         7,864        (1,783)             1994
  I-10 Central Distribution
    Center......................         181         1,326         1,507          (374)             1994
  I-10 Central Service Center...          58           460           518          (138)             1994
  Jersey Village Corporate
    Center......................       2,063        11,207        13,270           (39)             1999
  Kempwood Business Center......       1,746         9,954        11,700          (181)             2001
  Perimeter Distribution
    Center......................         813         4,763         5,576          (437)             1999
  Pine Forest Business Center...       4,859        31,322        36,181        (7,410)       1993, 1994, 1995
  Pine North Distribution
    Center......................         847         5,177         6,024          (537)             1999
  Pine Timbers Distribution
    Center......................       2,956        18,225        21,181        (1,915)             1999
  Pinemont Distribution
    Center......................         642         3,920         4,562          (409)             1999
  Post Oak Business Center......       3,005        19,712        22,717        (5,367)       1993, 1994, 1996
  Post Oak Distribution
    Center......................       2,115        16,038        18,153        (4,617)          1993, 1994
  South Loop Distribution
    Center......................       1,052         7,933         8,985        (2,156)             1994
  Southwest Freeway Industrial
    Center......................          84           649           733          (187)             1994
  West by Northwest Industrial
    Center......................       4,368        41,938        46,306        (8,061)      1993, 1994, 1995,
                                                                                              1996, 1997, 1998
  White Street Distribution
    Center......................         469         2,995         3,464          (704)             1995
I-95 Corridor, New Jersey
  Bellmawr Distribution
    Center......................         211         1,261         1,472          (122)             1999
  Brunswick Distribution
    Center......................         870         6,593         7,463        (1,543)             1997
  Clearview Distribution
    Center......................       2,232        13,059        15,291        (2,335)             1996
  Cranbury Business Park........       2,012        10,814        12,826            (2)             2001
  Kilmer Distribution Center....       2,526        15,208        17,734        (2,839)             1996

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
  Meadowland Industrial
    Center......................      8      (d)       5,676        32,167           13,123
  Mt. Laurel Distribution
    Center......................      3                  826         4,679              224
  National Distribution
    Center......................      2                  513         2,908            1,080
  Pennsauken Distribution
    Center......................      4                  490         2,778              124
Indianapolis, Indiana
  Airport Business Center.......      2                  600         3,406            4,561
  Eastside Distribution
    Center......................      3                1,447         8,197              674
  North by Northeast
    Distribution Center.........      1                1,058            --            6,373
  Park 100 Industrial Center....     25               10,751        60,928            7,547
  Park Fletcher Distribution
    Center......................      9                2,687        15,224            3,832
  Shadeland Industrial Center...      3                  428         2,431              944
Juarez, Mexico
  Salvacar Industrial Center....      7                3,144            --           13,572
  Rio Bravo Industrial Center...      1                  349         1,979              282
  Ramon Rivera Industrial
    Center......................      1                  445            --            3,173
  Los Aztecas Industrial
    Center......................      1                  148           837               85
Kansas City, Kansas/Missouri
  44th Street Business Center...      1                  143           813              471
  Congleton Distribution
    Center......................      3                  518         2,937              609
  Executive Park Distribution
    Center......................      1      (f)         258         1,463              243
  Lamar Distribution Center.....      1                  323         1,829              804
  Macon Bedford Distribution
    Center......................      1                  304         1,725              512
  Platte Valley Industrial
    Center......................     11      (f)       3,867        20,017            8,471
  Riverside Distribution
    Center......................      5      (f)         533         3,024            1,063
  Riverside Industrial Center...      5      (f)       1,012         5,736            1,078
  Terrace & Lackman Distribution
    Center......................      1                  285         1,615              602
Las Vegas, Nevada
  Black Mountain Distribution
    Center......................      2                1,108            --            7,716
  Cameron Business Center.......      1      (f)       1,634         9,256               91
  Hughes Airport Center.........      1                  876            --            3,340
  Las Vegas Corporate Center....      7      (h)       4,677            --           21,978
  Placid Street Distribution
    Center......................      1      (f)       2,620        14,848               33
  South Arville Center..........      1                1,440         8,160               35
  West One Business Center......      4      (f)       2,468        13,985              935

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
  Meadowland Industrial
    Center......................       5,677        45,289        50,966        (9,957)       1996, 1997, 1998
  Mt. Laurel Distribution
    Center......................         826         4,903         5,729          (444)             1999
  National Distribution
    Center......................         513         3,988         4,501          (745)             1998
  Pennsauken Distribution
    Center......................         490         2,902         3,392          (256)             1999
Indianapolis, Indiana
  Airport Business Center.......         934         7,633         8,567          (573)             1999
  Eastside Distribution
    Center......................       1,448         8,870        10,318        (1,133)          1995, 1999
  North by Northeast
    Distribution Center.........       1,059         6,372         7,431        (1,638)             1995
  Park 100 Industrial Center....      10,646        68,580        79,226       (14,710)       1994, 1995, 1999
  Park Fletcher Distribution
    Center......................       2,785        18,958        21,743        (3,936)       1994, 1995, 1996
  Shadeland Industrial Center...         429         3,374         3,803          (774)             1995
Juarez, Mexico
  Salvacar Industrial Center....       3,955        12,761        16,716        (1,014)    1998, 1999, 2000, 2001
  Rio Bravo Industrial Center...         410         2,200         2,610           (22)             2001
  Ramon Rivera Industrial
    Center......................       2,246         1,372         3,618           (51)             2000
  Los Aztecas Industrial
    Center......................           0         1,070         1,070           (72)             1999
Kansas City, Kansas/Missouri
  44th Street Business Center...         143         1,284         1,427          (257)             1996
  Congleton Distribution
    Center......................         518         3,546         4,064          (898)             1994
  Executive Park Distribution
    Center......................         258         1,706         1,964          (185)             1998
  Lamar Distribution Center.....         323         2,633         2,956          (760)             1994
  Macon Bedford Distribution
    Center......................         304         2,237         2,541          (519)             1996
  Platte Valley Industrial
    Center......................       4,002        28,353        32,355        (6,318)          1994, 1997
  Riverside Distribution
    Center......................         534         4,086         4,620        (1,144)             1994
  Riverside Industrial Center...       1,012         6,814         7,826        (1,694)             1994
  Terrace & Lackman Distribution
    Center......................         285         2,217         2,502          (582)             1994
Las Vegas, Nevada
  Black Mountain Distribution
    Center......................       1,206         7,618         8,824          (987)             1997
  Cameron Business Center.......       1,634         9,347        10,981          (845)             1999
  Hughes Airport Center.........         910         3,306         4,216          (865)             1994
  Las Vegas Corporate Center....       4,775        21,880        26,655        (4,387)    1994, 1995, 1996, 1997
  Placid Street Distribution
    Center......................       2,620        14,881        17,501        (1,342)             1999
  South Arville Center..........       1,440         8,195         9,635          (742)             1999
  West One Business Center......       2,468        14,920        17,388        (2,759)             1996

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
Liege, Belgium
  Liege Distribution Center.....      1                  496            --            6,216
Lille, France
  Lille Distribution Center.....      1                  963            --            5,331
Los Angeles/Orange County,
  California
  Inland Empire Distribution
    Center......................      1                  889         5,037            4,508
  Torrance Distribution
    Center......................      3               25,181            --           26,541
Louisville, Kentucky
  Airpark Commerce Center.......      4                1,583         8,971            3,079
  Louisville Distribution
    Center......................      2                  680         3,402            4,561
  New Cut Road Distribution
    Center......................      1                2,090            --            9,815
  Riverport Distribution
    Center......................      1      (f)       1,515         8,585              354
Memphis, Tennessee
  Airport Distribution Center...     20                7,160        40,573            7,361
  Centerpointe Distribution
    Center......................      3                2,497        14,151              315
  Delp Distribution Center......     10      (f)       4,886        27,687            4,553
  Fred Jones Distribution
    Center......................      1                  125           707              177
  Memphis Industrial Center.....      1                1,597            --            8,817
  Olive Branch Distribution
    Center......................      2      (f)       2,892        16,389              154
  Raines Distribution Center....      1      (f)       1,635         9,264            3,342
  Southwide Industrial Center...      4                  725         4,105              179
  Willow Lake Distribution
    Center......................      1      (f)         613         3,474               35
Monterrey, Mexico
  Monterrey Industrial Park.....      9                5,220         3,785           29,908
  Ojo de Agua Industrial
    Center......................      2                  983            --           11,526
Nashville, Tennessee
  Bakertown Distribution
    Center......................      2                  463         2,626              422
  I-40 Industrial Center........      4                1,711         9,698              688
  Interchange City Distribution
    Center......................      7                3,524        12,585           10,700
  Nashville/I-24 Distribution
    Center......................      3      (f)       1,712         8,196            6,290
  Space Park South Distribution
    Center......................     15                3,499        19,830            4,908
Oklahoma City, Oklahoma
  Melcat Distribution Center....      1                  240         1,363              862
  Meridian Business Center......      2                  195         1,109              685

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
Liege, Belgium
  Liege Distribution Center.....         496         6,216         6,712            --              2001
Lille, France
  Lille Distribution Center.....         963         5,331         6,294            --              2001
Los Angeles/Orange County,
  California
  Inland Empire Distribution
    Center......................       1,546         8,888        10,434          (812)             1999
  Torrance Distribution
    Center......................      25,181        26,541        51,722            (3)             2001
Louisville, Kentucky
  Airpark Commerce Center.......       1,583        12,050        13,633        (2,031)             1998
  Louisville Distribution
    Center......................         689         7,954         8,643        (1,247)          1995, 1998
  New Cut Road Distribution
    Center......................       2,090         9,815        11,905            (1)             2001
  Riverport Distribution
    Center......................       1,515         8,939        10,454          (775)             1999
Memphis, Tennessee
  Airport Distribution Center...       7,160        47,934        55,094        (8,802)       1995, 1996, 1999
  Centerpointe Distribution
    Center......................       2,497        14,466        16,963          (468)             2001
  Delp Distribution Center......       4,886        32,240        37,126        (5,599)       1995, 1997, 1999
  Fred Jones Distribution
    Center......................         125           884         1,009          (222)             1994
  Memphis Industrial Center.....       1,597         8,817        10,414            (7)             2001
  Olive Branch Distribution
    Center......................       2,892        16,543        19,435        (1,517)             1999
  Raines Distribution Center....       1,635        12,606        14,241        (2,362)             1998
  Southwide Industrial Center...         724         4,285         5,009          (402)             1999
  Willow Lake Distribution
    Center......................         613         3,509         4,122          (317)             1999
Monterrey, Mexico
  Monterrey Industrial Park.....       9,036        29,877        38,913        (2,986)    1997, 1998, 1999, 2000
  Ojo de Agua Industrial
    Center......................       1,881        10,628        12,509          (634)          1998, 2001
Nashville, Tennessee
  Bakertown Distribution
    Center......................         463         3,048         3,511          (652)             1995
  I-40 Industrial Center........       1,712        10,385        12,097        (1,550)       1995, 1996, 1999
  Interchange City Distribution
    Center......................       4,279        22,530        26,809        (4,080)         1994, 1995,
                                                                                               1996,1997,1998
  Nashville/I-24 Distribution
    Center......................       2,670        13,528        16,198          (157)          2000, 2001
  Space Park South Distribution
    Center......................       3,499        24,738        28,237        (6,185)             1994
Oklahoma City, Oklahoma
  Melcat Distribution Center....         240         2,225         2,465          (535)             1994
  Meridian Business Center......         196         1,793         1,989          (462)             1994

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
  Oklahoma Distribution
    Center......................      3                  893         5,082              825
Orlando, Florida
  33rd Street Industrial
    Center......................      9      (g)       1,980        11,237            1,710
  Chancellor Distribution
    Center......................      1                  380         2,156            1,152
  Consulate Distribution
    Center......................      3      (f)       4,148        23,617               --
  La Quinta Distribution
    Center......................      1                  354         2,006              679
  Orlando Central Park..........      3                1,378            --            9,298
  Princeton Oaks Distribution
    Center......................      1      (f)         900         5,100               --
  Titusville Industrial
    Center......................      1                  283         1,603              139
Phoenix, Arizona
  24th Street Industrial
    Center......................      2                  503         2,852              837
  Alameda Distribution Center...      2                  820         4,977              998
  Black Canyon Business
    Center......................      3                  717         4,062              354
  Hohokam 10 Industrial
    Center......................      6                4,258         7,467           11,288
  I-10 West Business Center.....      3                  263         1,525              341
  Kyrene Commons Distribution
    Center......................      3                2,369         5,475               28
  Kyrene Commons South
    Distribution Center.........      2                1,096            --            5,036
  Martin Van Buren Distribution
    Center......................      6                  572         3,285              871
  Papago Distribution Center....      1                  420         2,383              195
  Pima Distribution Center......      1                  306         1,742              428
  Watkins Distribution Center...      1                  242         1,375              325
Portland, Oregon
  Argyle Distribution Center....      3                  946         5,388              650
  Columbia Distribution
    Center......................      2                  550         3,121              345
  PDX Corporate Center East.....      2      (h)       1,785            --            6,998
  PDX Corporate Center North....      7      (h)       2,405            --           10,775
  Wilsonville Corporate
    Center......................      6      (h)       2,963            --           12,163
Poznan, Poland
  Poznan Distribution Center....      2                  819            --            6,661
Reno, Nevada
  Golden Valley Distribution
    Center......................      2                  560            --           10,247
  Meredith Kleppe Business
    Center......................      5                1,573         8,949            1,530
  Pacific Industrial Center.....     10      (f)       9,566        40,036           11,178
  Packer Way Business Center....      3                  458         2,604              748

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
  Oklahoma Distribution
    Center......................         893         5,907         6,800        (1,739)             1993
Orlando, Florida
  33rd Street Industrial
    Center......................       1,980        12,947        14,927        (2,834)       1994, 1995, 1996
  Chancellor Distribution
    Center......................         380         3,308         3,688          (713)             1994
  Consulate Distribution
    Center......................       4,148        23,617        27,765        (2,142)             1999
  La Quinta Distribution
    Center......................         354         2,685         3,039          (586)             1994
  Orlando Central Park..........       1,871         8,805        10,676        (1,116)          1997, 1998
  Princeton Oaks Distribution
    Center......................         900         5,100         6,000          (460)             1999
  Titusville Industrial
    Center......................         283         1,742         2,025          (408)             1994
Phoenix, Arizona
  24th Street Industrial
    Center......................         506         3,686         4,192          (972)             1994
  Alameda Distribution Center...         820         5,975         6,795        (1,398)          1992, 1998
  Black Canyon Business
    Center......................         717         4,416         5,133          (416)             1999
  Hohokam 10 Industrial
    Center......................       4,258        18,755        23,013        (3,147)          1996, 1999
  I-10 West Business Center.....         263         1,866         2,129          (548)             1993
  Kyrene Commons Distribution
    Center......................       1,093         6,779         7,872        (1,353)       1992, 1998, 1999
  Kyrene Commons South
    Distribution Center.........       1,163         4,969         6,132          (634)             1998
  Martin Van Buren Distribution
    Center......................         572         4,156         4,728        (1,160)          1993, 1994
  Papago Distribution Center....         420         2,578         2,998          (675)             1994
  Pima Distribution Center......         306         2,170         2,476          (566)             1993
  Watkins Distribution Center...         243         1,699         1,942          (390)             1995
Portland, Oregon
  Argyle Distribution Center....         946         6,038         6,984        (1,681)             1993
  Columbia Distribution
    Center......................         551         3,465         4,016          (847)             1994
  PDX Corporate Center East.....       2,100         6,683         8,783        (1,020)             1997
  PDX Corporate Center North....       2,542        10,638        13,180        (2,397)          1995, 1996
  Wilsonville Corporate
    Center......................       2,964        12,162        15,126        (2,692)          1995, 1996
Poznan, Poland
  Poznan Distribution Center....         820         6,660         7,480            --              2001
Reno, Nevada
  Golden Valley Distribution
    Center......................       2,035         8,772        10,807        (1,449)          1996, 1998
  Meredith Kleppe Business
    Center......................       1,573        10,479        12,052        (2,901)             1993
  Pacific Industrial Center.....       9,566        51,214        60,780        (2,869)       1994, 1995, 2001
  Packer Way Business Center....         458         3,352         3,810          (963)             1993

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
  Packer Way Distribution
    Center......................      2                  506         2,879            1,046
  Damonte Ranch Dist Ctr........      2                4,579            --           25,718
  Spice Island Distribution
    Center......................      1                  435         2,466            1,138
Reynosa, Mexico
  Colonial Industrial Center....      2                  943         1,574            3,956
  Del Norte Industrial Center...      2                  809            --            6,406
  Del Norte Industrial Center
    II..........................      1                  675            --            6,383
  Reynosa Industrial Center
    III.........................      4                2,149            --           13,409
  Reynosa Industrial Center.....      6                2,035         1,038           14,394
Salt Lake City, Utah
  Centennial Distribution
    Center......................      2                1,149            --            8,464
  Clearfield Distribution
    Center......................      2                2,500        14,165              995
  Crossroads Corporate Center...      1                  642            --            4,266
  Salt Lake International
    Distribution Center.........      2                1,367         2,792            8,472
San Antonio, Texas
  10711 Distribution Center.....      2                  582         3,301              766
  Coliseum Distribution
    Center......................      2                1,102         2,380           10,784
  Distribution Drive Center.....      1                  473         2,680              858
  Downtown Distribution
    Center......................      1                  241         1,364              321
  I-10 Central Distribution
    Center......................      1                  223         1,275              240
  I-35 Business Center..........      4                  663         3,773            1,121
  Landmark One Distribution
    Center......................      1                  341         1,933              377
  Macro Distribution Center.....      1                  225         1,282              438
  Perrin Creek Corporate
    Center......................      6                1,547            --           10,089
  San Antonio Distribution
    Center I....................     13                2,154        12,247            4,769
  San Antonio Distribution
    Center II...................      3                  945            --            6,295
  San Antonio Distribution
    Center III..................      6                1,709         9,684            2,946
  Woodlake Distribution
    Center......................      2                  248         1,405              522
San Francisco (East Bay),
  California
  Barrington Business Center....      3                1,741         9,863              353
  Central Valley Distribution
    Center......................      3                5,180        29,357               63
  Central Valley Industrial
    Center......................      2                3,694        20,938            3,096
  East Bay Industrial Center....      1                  531         3,009              431
  Eigenbrodt Way Distribution
    Center......................      1      (f)         393         2,228              282
  Hayward Commerce Center.......      4                1,933        10,955              745
  Hayward Commerce Park.........      9                2,764        15,661            3,036

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
  Packer Way Distribution
    Center......................         506         3,925         4,431        (1,068)             1993
  Damonte Ranch Dist Ctr........       6,555        23,742        30,297           (57)          2000, 2001
  Spice Island Distribution
    Center......................         435         3,604         4,039          (619)             1996
Reynosa, Mexico
  Colonial Industrial Center....         670         5,803         6,473          (135)          1999, 2000
  Del Norte Industrial Center...       1,065         6,150         7,215          (781)             1998
  Del Norte Industrial Center
    II..........................       1,274         5,784         7,058            --              2000
  Reynosa Industrial Center
    III.........................       2,228        13,330        15,558          (222)          2000, 2001
  Reynosa Industrial Center.....       2,313        15,154        17,467        (1,842)       1997, 1998, 1999
Salt Lake City, Utah
  Centennial Distribution
    Center......................       1,149         8,464         9,613        (1,766)             1995
  Clearfield Distribution
    Center......................       2,481        15,179        17,660        (3,168)             1995
  Crossroads Corporate Center...         719         4,189         4,908            (3)             2000
  Salt Lake International
    Distribution Center.........       1,364        11,267        12,631        (2,332)          1994, 1996
San Antonio, Texas
  10711 Distribution Center.....         582         4,067         4,649        (1,120)             1994
  Coliseum Distribution
    Center......................       1,613        12,653        14,266        (3,120)          1994, 1995
  Distribution Drive Center.....         473         3,538         4,011        (1,133)             1992
  Downtown Distribution
    Center......................         241         1,685         1,926          (471)             1994
  I-10 Central Distribution
    Center......................         240         1,498         1,738          (501)             1992
  I-35 Business Center..........         663         4,894         5,557        (1,459)             1993
  Landmark One Distribution
    Center......................         341         2,310         2,651          (594)             1994
  Macro Distribution Center.....         225         1,720         1,945          (493)             1993
  Perrin Creek Corporate
    Center......................       1,634        10,002        11,636        (1,862)          1995, 1996
  San Antonio Distribution
    Center I....................       2,154        17,016        19,170        (5,286)       1992, 1993, 1994
  San Antonio Distribution
    Center II...................         885         6,355         7,240        (1,595)             1994
  San Antonio Distribution
    Center III..................       1,841        12,498        14,339        (2,621)             1996
  Woodlake Distribution
    Center......................         248         1,927         2,175          (457)             1994
San Francisco (East Bay),
  California
  Barrington Business Center....       1,741        10,216        11,957          (958)             1999
  Central Valley Distribution
    Center......................       5,181        29,419        34,600        (2,652)             1999
  Central Valley Industrial
    Center......................       4,147        23,581        27,728        (2,133)             1999
  East Bay Industrial Center....         531         3,440         3,971          (888)             1994
  Eigenbrodt Way Distribution
    Center......................         393         2,510         2,903          (668)             1993
  Hayward Commerce Center.......       1,933        11,700        13,633        (3,168)             1993
  Hayward Commerce Park.........       2,764        18,697        21,461        (5,010)             1994

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
  Hayward Distribution Center...      6                2,906        19,165            2,477
  Hayward Industrial Center.....     13      (f)       4,481        25,393            2,221
  Patterson Pass Business
    Center......................      7                4,064         4,885           24,530
  San Leandro Distribution
    Center......................      3                1,387         7,862              825
San Francisco (South Bay),
  California
  Bayside Business Center.......      2      (h)       2,088            --            4,555
  Bayside Corporate Center......      7      (h)       4,365            --           16,215
  Bayside Plaza I...............     12      (h)       5,212        18,008            1,436
  Bayside Plaza II..............      2      (h)         634            --            2,915
  Gateway Corporate Center......     11    (f)(h)      7,575        24,746            4,765
  Mowry Business Center.........      4                5,933            --           18,083
  Overlook Distribution
    Center......................      1                1,573         8,915               29
  Shoreline Business Center.....      8      (h)       4,328        16,101              679
  Shoreline Business Center
    II..........................      2      (h)         922            --            4,806
  Spinnaker Business Center.....     12      (h)       7,043        25,220            1,730
  Thornton Business Center......      5      (f)       3,988        11,706            6,325
  Trimble Distribution Center...      5                2,836        16,067            1,818
Seattle, Washington
  Andover East Business
    Center......................      2                  535         3,033              306
  Fife Corporate Center.........      3                4,059            --           10,618
  Kent Corporate Center.........      2      (h)       2,882         1,987            9,066
  Park at Woodinville A.........      5      (f)       1,937        10,976              652
  Van Doren's Distribution
    Center......................      2      (h)       2,473            --            8,880
St. Louis, Missouri
  Earth City Industrial
    Center......................      8      (f)       3,375        19,144            3,170
  Hazelwood Distribution
    Center......................      2      (f)         847         4,802              192
  Westport Distribution
    Center......................      3      (f)         761         4,310              327
Tampa, Florida
  Adamo Distribution Center.....      6                2,105        11,930              433
  Commerce Park Distribution
    Center......................      4                  811         4,597            1,156
  Eastwood Distribution
    Center......................      1      (g)         122           690               95
  Joe's Creek Distribution
    Center......................      2      (g)         161           909              136
  Lakeland Distribution
    Center......................      1                  938         5,313              622
  Orchid Lake Industrial
    Center......................      1                   41           235               23
  Plant City Distribution
    Center......................      1      (g)         206         1,169              132
  Sabal Park Distribution
    Center......................      7      (d)       2,341         5,610           12,600

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
  Hayward Distribution Center...       3,327        21,221        24,548        (5,573)             1993
  Hayward Industrial Center.....       4,481        27,614        32,095        (7,530)             1993
  Patterson Pass Business
    Center......................       5,625        27,854        33,479        (2,457)    1993, 1997, 1998, 2000
  San Leandro Distribution
    Center......................       1,387         8,687        10,074        (2,310)             1993
San Francisco (South Bay),
  California
  Bayside Business Center.......       2,088         4,555         6,643        (1,004)             1996
  Bayside Corporate Center......       4,365        16,215        20,580        (4,432)          1995, 1996
  Bayside Plaza I...............       5,216        19,440        24,656        (5,235)             1993
  Bayside Plaza II..............         634         2,915         3,549        (1,163)             1994
  Gateway Corporate Center......       7,575        29,511        37,086        (8,501)          1993, 1996
  Mowry Business Center.........       7,815        16,201        24,016        (2,177)          1997, 1998
  Overlook Distribution
    Center......................       1,573         8,944        10,517          (811)             1999
  Shoreline Business Center.....       4,328        16,780        21,108        (4,556)             1993
  Shoreline Business Center
    II..........................         922         4,806         5,728        (1,516)             1995
  Spinnaker Business Center.....       7,043        26,950        33,993        (7,365)             1993
  Thornton Business Center......       3,989        18,030        22,019        (4,225)          1993, 1996
  Trimble Distribution Center...       2,836        17,885        20,721        (4,728)             1994
Seattle, Washington
  Andover East Business
    Center......................         535         3,339         3,874          (851)             1994
  Fife Corporate Center.........       4,209        10,468        14,677        (1,847)             1996
  Kent Corporate Center.........       3,216        10,719        13,935        (2,523)             1995
  Park at Woodinville A.........       1,937        11,628        13,565        (1,104)             1999
  Van Doren's Distribution
    Center......................       2,860         8,493        11,353        (1,584)          1995, 1997
St. Louis, Missouri
  Earth City Industrial
    Center......................       3,375        22,314        25,689        (3,746)          1997, 1998
  Hazelwood Distribution
    Center......................         847         4,994         5,841          (546)          1997, 1999
  Westport Distribution
    Center......................         761         4,637         5,398          (718)             1997
Tampa, Florida
  Adamo Distribution Center.....       2,105        12,363        14,468          (344)          1995, 2001
  Commerce Park Distribution
    Center......................         811         5,753         6,564        (1,389)             1994
  Eastwood Distribution
    Center......................         122           785           907          (203)             1994
  Joe's Creek Distribution
    Center......................         160         1,046         1,206          (267)             1994
  Lakeland Distribution
    Center......................         938         5,935         6,873        (1,484)             1994
  Orchid Lake Industrial
    Center......................          41           258           299           (61)             1994
  Plant City Distribution
    Center......................         206         1,301         1,507          (313)             1994
  Sabal Park Distribution
    Center......................       2,678        17,873        20,551        (2,286)       1996, 1997, 1998

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
  Silo Bend Distribution
    Center......................      4      (g)       2,887        16,358            1,427
  Silo Bend Industrial Center...      1      (g)         525         2,975              357
  St. Petersburg Service
    Center......................      1                   35           197               21
  Tampa East Distribution
    Center......................     10      (g)       2,700        15,302            1,823
  Tampa East Industrial
    Center......................      2      (g)         332         1,880              288
  Tampa West Distribution
    Center......................     15      (g)       3,273        18,659            3,424
  Tampa West Industrial
    Center......................      4      (g)         437           471            5,616
  Tampa West Service Center.....      2      (g)         422         2,569              186
Tijuana, Mexico
  Tijuana Industrial Center.....      5                3,816            --           22,321
Tulsa, Oklahoma
  52nd Street Distribution
    Center......................      1                  340         1,924              249
  70th East Distribution
    Center......................      1                  129           733              350
  Expressway Distribution
    Center......................      4                  573         3,280            1,219
  Henshaw Distribution Center...      3                  500         2,829              350
Warsaw, Poland
  Blonie Industrial Park........      1                1,378            --            6,818
Washington D.C./Baltimore,
  Maryland
  Airport Commons Distribution
    Center......................      2      (d)       2,320            --            9,280
  Ardmore Distribution Center...      3                1,431         8,110              924
  Ardmore Industrial Center.....      2                  984         5,581              870
  Concorde Industrial Center....      4      (d)       1,538         8,717            1,130
  De Soto Business Park.........      5                1,774        10,055            3,888
  Eisenhower Industrial
    Center......................      3      (d)       1,240         7,025            1,519
  Fleet Distribution Center.....      8      (d)       3,198        18,121            1,904
  Gateway Distribution Center...      3                  774            --            7,836
  Hampton Central Distribution
    Center......................      2                1,769            --            9,771
  Meadowridge Distribution
    Center......................      1      (d)       1,757            --            5,777
  Patapsco Distribution
    Center......................      1                  270         1,528            1,152
  Sunnyside Industrial Center...      3                1,541         8,733            1,667
  Troy Hill Distribution
    Center......................      2                2,105            --            6,275
Other...........................      4      (g)       2,962        15,475            4,085
                                  -----             --------    ----------       ----------
        Total Operating
          Properties............  1,208              600,690     2,184,741        1,388,119
                                  -----             --------    ----------       ----------

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
  Silo Bend Distribution
    Center......................       2,887        17,785        20,672        (4,127)             1994
  Silo Bend Industrial Center...         525         3,332         3,857          (823)             1994
  St. Petersburg Service
    Center......................          35           218           253           (51)             1994
  Tampa East Distribution
    Center......................       2,541        17,284        19,825        (4,227)             1994
  Tampa East Industrial
    Center......................         332         2,168         2,500          (544)             1994
  Tampa West Distribution
    Center......................       3,319        22,037        25,356        (5,198)          1994, 1995
  Tampa West Industrial
    Center......................         717         5,807         6,524        (1,005)       1994, 1996, 1998
  Tampa West Service Center.....         423         2,754         3,177          (643)             1994
Tijuana, Mexico
  Tijuana Industrial Center.....       8,672        17,465        26,137          (648)       1999, 2000, 2001
Tulsa, Oklahoma
  52nd Street Distribution
    Center......................         340         2,173         2,513          (578)             1994
  70th East Distribution
    Center......................         129         1,083         1,212          (262)             1994
  Expressway Distribution
    Center......................         573         4,499         5,072        (1,329)             1993
  Henshaw Distribution Center...         499         3,180         3,679          (785)             1994
Warsaw, Poland
  Blonie Industrial Park........       1,079         7,117         8,196            --              2000
Washington D.C./Baltimore,
  Maryland
  Airport Commons Distribution
    Center......................       2,360         9,240        11,600        (1,563)             1997
  Ardmore Distribution Center...       1,431         9,034        10,465        (2,168)             1994
  Ardmore Industrial Center.....         985         6,450         7,435        (1,592)             1994
  Concorde Industrial Center....       1,538         9,847        11,385        (2,247)             1995
  De Soto Business Park.........       1,774        13,943        15,717        (3,448)             1996
  Eisenhower Industrial
    Center......................       1,240         8,544         9,784        (2,228)             1994
  Fleet Distribution Center.....       3,115        20,108        23,223        (4,205)             1996
  Gateway Distribution Center...       1,414         7,196         8,610          (642)             1998
  Hampton Central Distribution
    Center......................       2,251         9,289        11,540        (1,466)          1996, 1997
  Meadowridge Distribution
    Center......................       1,902         5,632         7,534          (622)             1998
  Patapsco Distribution
    Center......................         270         2,680         2,950          (622)             1995
  Sunnyside Industrial Center...       1,541        10,400        11,941        (2,514)             1994
  Troy Hill Distribution
    Center......................       2,105         6,275         8,380            --              2001
Other...........................       3,108        19,414        22,522        (2,131)          1994, 1999
                                  ----------    ----------    ----------     ---------
        Total Operating
          Properties............     645,344     3,528,206     4,173,550      (574,871)
                                  ----------    ----------    ----------     ---------

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
FACILITIES UNDER DEVELOPMENT
Budapest, Hungary
  Budapest Park.................                       1,178            --            1,777
Carlisle, Pennsylvania
  Carlisle Distribution
    Center......................                       5,135            --           15,414
Chicago, Illinois
  I-55 Distribution Center......                       3,029            --            3,791
  O'Hare Cargo Distribution
    Center......................                       3,376            --           11,469
Dortmund, Germany
  Krefeld Distribution Center...                       1,868            --            2,021
Las Vegas, Nevada
  Las Vegas Corporate Center....                         368            --              600
Le Havre, France
  Le Havre......................                         737            --            8,428
Madrid, Spain
  Alcala........................                       7,772            --            1,314
Marseille, France
  Clesud Grans Miramas
    Distribution Center.........                       1,591            --            2,172
Milan, Italy
  Piacenza Distribution
    Center......................                         358            --            1,070
Tilburg, Netherlands
  Tilburg Distribution Center...                       1,483            --            7,048
Tokyo, Japan
  Toyko Distribution Center.....                      32,863            --            7,863
Venlo, Netherlands
  Trade Port West...............                       3,106            --            5,713
                                                    --------    ----------       ----------
        Total Facilities Under
          Development...........                      62,864            --           68,680
                                                    --------    ----------       ----------
LAND HELD FOR DEVELOPMENT
Atlanta, Georgia
  Atlanta West Distribution
    Center......................                         561            --              193
  Breckenridge Distribution
    Center......................                       2,504            --            1,961
  Greenwood Ind Park............                       8,272            --            2,909

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
FACILITIES UNDER DEVELOPMENT
Budapest, Hungary
  Budapest Park.................       2,955            --         2,955            --              2001
Carlisle, Pennsylvania
  Carlisle Distribution
    Center......................      20,549            --        20,549            --              2001
Chicago, Illinois
  I-55 Distribution Center......       6,820            --         6,820            --              2001
  O'Hare Cargo Distribution
    Center......................      14,845            --        14,845            --              2001
Dortmund, Germany
  Krefeld Distribution Center...       3,889            --         3,889            --              2001
Las Vegas, Nevada
  Las Vegas Corporate Center....         968            --           968            --              2001
Le Havre, France
  Le Havre......................       9,165            --         9,165            --              2001
Madrid, Spain
  Alcala........................       9,086            --         9,086            --              2001
Marseille, France
  Clesud Grans Miramas
    Distribution Center.........       3,763            --         3,763            --              2001
Milan, Italy
  Piacenza Distribution
    Center......................       1,428            --         1,428            --              2001
Tilburg, Netherlands
  Tilburg Distribution Center...       8,531            --         8,531            --              2001
Tokyo, Japan
  Toyko Distribution Center.....      40,726            --        40,726            --              2001
Venlo, Netherlands
  Trade Port West...............       8,819            --         8,819            --              2001
                                  ----------    ----------    ----------     ---------
        Total Facilities Under
          Development...........     131,544            --       131,544            --
                                  ----------    ----------    ----------     ---------
LAND HELD FOR DEVELOPMENT
Atlanta, Georgia
  Atlanta West Distribution
    Center......................         754            --           754            --              1994
  Breckenridge Distribution
    Center......................       4,465            --         4,465            --           1997, 1998
  Greenwood Ind Park............      11,181            --        11,181            --              2000

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
Austin, Texas
  Southpark Corporate Center....                         524            --               64
  Walnut Creek Corporate
    Center......................                         135            --               40
Baltimore, Maryland
  Meadowridge Distribution
    Center......................                         760            --              324
Barcelona, Spain
  Sant Boi Park.................                       2,995            --            6,080
Budapest, Hungary
  Budapest Park.................                       3,558            --            1,300
Charlotte, North Carolina
  Charlotte Distribution Center
    South.......................                         352            --              810
  Interstate North Business
    Park........................                         342            --                9
Chicago, Illinois
  I-55 Distribution Center......                       8,590            --            2,757
  O'Hare Cargo Distribution
    Center......................                       3,927            --            2,508
Cincinnati, Ohio
  Airpark West Distribution
    Center......................                       2,212            --            1,020
  West Chester Com Park I.......                       4,502            --            1,037
Columbus, Ohio
  Capital Park South
    Distribution Center.........                       2,040            --              220
  International Street Commerce
    Center......................                         101            --                8
Dallas/Fort Worth, Texas
  Freeport Corporate Center.....                       1,373            --            2,587
  Lewisville Distribution
    Center......................                       5,188            --            1,311
  Plano Distribution Center.....                       1,166            --               --
Denver, Colorado
  Upland Distribution Center
    I...........................                         519            --               31
Dortmund, Germany
  Krefeld Park..................                       2,584            --              101
Dulles, Virginia
  ProLogis Park -- Dulles.......                       1,165            --            1,269

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
Austin, Texas
  Southpark Corporate Center....         588            --           588            --              1996
  Walnut Creek Corporate
    Center......................         175            --           175            --              1994
Baltimore, Maryland
  Meadowridge Distribution
    Center......................       1,084            --         1,084            --              1996
Barcelona, Spain
  Sant Boi Park.................       9,075            --         9,075            --              2000
Budapest, Hungary
  Budapest Park.................       4,858            --         4,858            --              2001
Charlotte, North Carolina
  Charlotte Distribution Center
    South.......................       1,162            --         1,162            --              1997
  Interstate North Business
    Park........................         351            --           351            --              1997
Chicago, Illinois
  I-55 Distribution Center......      11,347            --        11,347            --              2000
  O'Hare Cargo Distribution
    Center......................       6,435            --         6,435            --           1996, 1997
Cincinnati, Ohio
  Airpark West Distribution
    Center......................       3,232            --         3,232            --              2000
  West Chester Com Park I.......       5,539            --         5,539            --        1997, 2000, 2001
Columbus, Ohio
  Capital Park South
    Distribution Center.........       2,260            --         2,260            --     1994, 1998, 1999, 2000
  International Street Commerce
    Center......................         109            --           109            --              1996
Dallas/Fort Worth, Texas
  Freeport Corporate Center.....       3,960            --         3,960            --              1999
  Lewisville Distribution
    Center......................       6,499            --         6,499            --           2000, 2001
  Plano Distribution Center.....       1,166            --         1,166            --              1999
Denver, Colorado
  Upland Distribution Center
    I...........................         550            --           550            --              1997
Dortmund, Germany
  Krefeld Park..................       2,685            --         2,685            --              2001
Dulles, Virginia
  ProLogis Park -- Dulles.......       2,434            --         2,434            --              2000

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
El Paso, Texas
  Goodyear Distribution
    Center......................                         555            --               18
  Northwestern Corporate
    Center......................                       1,086            --            2,095
  Vista Del Sol Industrial
    Center......................                         324            --               12
  Vista Del Sol Industrial
    Center II...................                       1,268            --              398
  Vista Del Sol Industrial
    Center III..................                         306            --              473
Fort Lauderdale/Miami, Florida
  Port Lauderdale Distribution
    Center......................                       2,522            --              311
Houston, Texas
  Jersey Village Corporate
    Center......................                       3,217            --            1,065
  West by Northwest Industrial
    Center......................                         898            --              137
I-95 Corridor, New Jersey
  Cranbury Bus Park.............                         650            --              176
  Rancocas Distribution
    Center......................                       1,270            --               --
Indianapolis, Indiana
  Airport Business Center.......                       2,214            --               --
  Lebanon Commerce Park Land....                         827            --              945
  North Plainfield Park
    Distribution Center.........                       2,928            --                5
  Plainfield Park Distribution
    Center......................                       1,082            --              563
Juarez, Mexico
  Libramiento Aeropuerto........                       1,403            --              502
  Los Aztecas Industrial
    Center......................                         669            --               48
  Ramon Rivera Industrial
    Center......................                         445            --               25
Kansas City, Kansas/Missouri
  Executive Park................                       1,267            --              259
Las Vegas, Nevada
  Black Mountain Distribution
    Center......................                       1,242            --              115
  Hughes Airport Center.........                         262            --               11
  Las Vegas Corporate Center....             (h)       3,547            --            1,174
Le Havre, France
  Le Havre......................                       2,171            --               --
Liege, Belgium
  Liege Park....................                         651            --               --

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
El Paso, Texas
  Goodyear Distribution
    Center......................         573            --           573            --              2001
  Northwestern Corporate
    Center......................       3,181            --         3,181            --              1991
  Vista Del Sol Industrial
    Center......................         336            --           336            --              1994
  Vista Del Sol Industrial
    Center II...................       1,666            --         1,666            --           1995, 1996
  Vista Del Sol Industrial
    Center III..................         779            --           779            --              1999
Fort Lauderdale/Miami, Florida
  Port Lauderdale Distribution
    Center......................       2,833            --         2,833            --              2001
Houston, Texas
  Jersey Village Corporate
    Center......................       4,282            --         4,282            --              1997
  West by Northwest Industrial
    Center......................       1,035            --         1,035            --              1993
I-95 Corridor, New Jersey
  Cranbury Bus Park.............         826            --           826            --              1997
  Rancocas Distribution
    Center......................       1,270            --         1,270            --              2001
Indianapolis, Indiana
  Airport Business Center.......       2,214            --         2,214            --              1999
  Lebanon Commerce Park Land....       1,772            --         1,772            --              1998
  North Plainfield Park
    Distribution Center.........       2,933            --         2,933            --              2001
  Plainfield Park Distribution
    Center......................       1,645            --         1,645            --              1996
Juarez, Mexico
  Libramiento Aeropuerto........       1,905            --         1,905            --              1997
  Los Aztecas Industrial
    Center......................         717            --           717            --              2000
  Ramon Rivera Industrial
    Center......................         470            --           470            --              2000
Kansas City, Kansas/Missouri
  Executive Park................       1,526            --         1,526            --              1998
Las Vegas, Nevada
  Black Mountain Distribution
    Center......................       1,357            --         1,357            --              1995
  Hughes Airport Center.........         273            --           273            --              1997
  Las Vegas Corporate Center....       4,721            --         4,721            --           1995, 1997
Le Havre, France
  Le Havre......................       2,171            --         2,171            --              1998
Liege, Belgium
  Liege Park....................         651            --           651            --              2001

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
Los Angeles/Orange County,
  California
  Ontario Distribution Center...                       1,623            --               --
Louisville, Kentucky
  I-65 Meyer Distribution
    Center......................                       2,911            --              513
  Riverport Distribution
    Center......................                         600            --               36
Lyon, France
  Isle d'Abeau Distribution
    Center......................                       5,294            --               --
Madrid, Spain
  Alcala........................                       4,023            --            3,954
Memphis, Tennessee
  Distriplex Distribution
    Center......................                       1,919            --               28
  Memphis Industrial Park.......                         299            --              262
  Stateline Distribution
    Center......................                       2,682            --            1,306
Milan, Italy
  Piacenza Distribution
    Center......................                         136            --            1,193
Monterrey Mexico
  Monterrey Industrial Park.....                       3,798            --              131
Orlando, Florida
  Orlando Central Park..........                       2,152            --              690
Portland, Oregon
  Clackmas Distribution
    Center......................                       2,139            --              749
Reno, Nevada
  Damonte Ranch.................                       2,454            --              841
  Golden Valley Distribution
    Center......................                         347            --              536
Reynosa, Mexico
  Del Norte Industrial Center
    II..........................                       1,391            --              432
  Pharr Bridge Industrial
    Center......................                       3,912            --            1,906
  Reynosa Industrial Center
    III.........................                         149            --               33
  Reynosa Industrial Park.......                         362            --               28
Rhine/Ruhr Region, Germany
  Cologne Eifeltor Distribution
    Center......................                         615            --            1,470
Rotterdam, Netherlands
  Moerdijk Distribution
    Center......................                       1,402            --               --

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
Los Angeles/Orange County,
  California
  Ontario Distribution Center...       1,623            --         1,623            --              1999
Louisville, Kentucky
  I-65 Meyer Distribution
    Center......................       3,424            --         3,424            --              2001
  Riverport Distribution
    Center......................         636            --           636            --              1999
Lyon, France
  Isle d'Abeau Distribution
    Center......................       5,294            --         5,294            --              2001
Madrid, Spain
  Alcala........................       7,977            --         7,977            --              2001
Memphis, Tennessee
  Distriplex Distribution
    Center......................       1,947            --         1,947            --              2000
  Memphis Industrial Park.......         561            --           561            --              1997
  Stateline Distribution
    Center......................       3,988            --         3,988            --              2001
Milan, Italy
  Piacenza Distribution
    Center......................       1,329            --         1,329            --              1999
Monterrey Mexico
  Monterrey Industrial Park.....       3,929            --         3,929            --           1998, 2000
Orlando, Florida
  Orlando Central Park..........       2,842            --         2,842            --              1996
Portland, Oregon
  Clackmas Distribution
    Center......................       2,888            --         2,888            --              1997
Reno, Nevada
  Damonte Ranch.................       3,295            --         3,295            --              1998
  Golden Valley Distribution
    Center......................         883            --           883            --              1995
Reynosa, Mexico
  Del Norte Industrial Center
    II..........................       1,823            --         1,823            --              1998
  Pharr Bridge Industrial
    Center......................       5,818            --         5,818            --              2000
  Reynosa Industrial Center
    III.........................         182            --           182            --              1998
  Reynosa Industrial Park.......         390            --           390            --              1997
Rhine/Ruhr Region, Germany
  Cologne Eifeltor Distribution
    Center......................       2,085            --         2,085            --              2000
Rotterdam, Netherlands
  Moerdijk Distribution
    Center......................       1,402            --         1,402            --              2001

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------   COSTS CAPITALIZED
                                  NO. OF   ENCUM-               BUILDING &       SUBSEQUENT
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS    TO ACQUISITION
-----------                       ------   -------  --------   ------------   -----------------
Salt Lake City, Utah
  Centennial Distribution
    Center......................                         824            --              100
  Clearfield Industrial
    Center......................                         125            --               21
  Salt Lake International
    Distribution Center.........                         878            --               76
San Antonio, Texas
  Coliseum Distribution
    Center......................                         611            --              335
  Perrin Creek Corporate
    Center......................                       2,637            --              196
  San Antonio Distribution
    Center III..................                         458            --               72
  Tri-County Distribution
    Center......................                         773            --               26
San Francisco (East Bay),
  California
  Patterson Pass Business
    Center......................                         887            --              135
  Tracy Industrial Park.........             (h)       4,684            --              730
Seattle, Washington
  Port of Tacoma................                       1,543            --              429
Tampa, Florida
  Sabal Park Distribution
    Center......................                       1,178            --               44
  Tampa East Distribution
    Center......................                         233            --               --
  Tampa East Industrial
    Center......................                       1,783            --               39
  Tampa West Distribution
    Center......................                         113            --              153
Tijuana, Mexico
  Tijuana Industrial Center.....                       1,474            --               28
Tongeren, Belgium
  Lille Bus Park................                         144            --               36
Warsaw, Poland
  Blonie Industrial Park........                       1,085            --              652
  Poznan Park...................                         797            --            1,035
  Teresin Distribution Center...                       1,472            --            3,570
                                                    --------    ----------       ----------
        Total Land Held for
          Development...........                     144,081            --           56,656
                                                    --------    ----------       ----------
        GRAND TOTAL.............                    $807,635    $2,184,741       $1,513,455
                                                    ========    ==========       ==========

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                      GROSS AMOUNTS AT WHICH CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------   ACCUMULATED           DATE OF
                                                BUILDING &                  DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS   TOTAL (A,B)       (C)             ACQUISITION
-----------                       ----------   ------------   -----------   ------------   ----------------------
Salt Lake City, Utah
  Centennial Distribution
    Center......................         924            --           924            --              1996
  Clearfield Industrial
    Center......................         146            --           146            --              1995
  Salt Lake International
    Distribution Center.........         954            --           954            --           1994, 1995
San Antonio, Texas
  Coliseum Distribution
    Center......................         946            --           946            --              1994
  Perrin Creek Corporate
    Center......................       2,833            --         2,833            --              1996
  San Antonio Distribution
    Center III..................         530            --           530            --              1996
  Tri-County Distribution
    Center......................         799            --           799            --              2000
San Francisco (East Bay),
  California
  Patterson Pass Business
    Center......................       1,022            --         1,022            --              1999
  Tracy Industrial Park.........       5,414            --         5,414            --              2000
Seattle, Washington
  Port of Tacoma................       1,972            --         1,972            --              1998
Tampa, Florida
  Sabal Park Distribution
    Center......................       1,222            --         1,222            --              1995
  Tampa East Distribution
    Center......................         233            --           233            --              1994
  Tampa East Industrial
    Center......................       1,822            --         1,822            --              1994
  Tampa West Distribution
    Center......................         266            --           266            --              1994
Tijuana, Mexico
  Tijuana Industrial Center.....       1,502            --         1,502            --              1998
Tongeren, Belgium
  Lille Bus Park................         180            --           180            --              2000
Warsaw, Poland
  Blonie Industrial Park........       1,737            --         1,737            --              1998
  Poznan Park...................       1,832            --         1,832            --              2001
  Teresin Distribution Center...       5,042            --         5,042            --              2000
                                  ----------    ----------    ----------     ---------
        Total Land Held for
          Development...........     200,737            --       200,737            --
                                  ----------    ----------    ----------     ---------
        GRAND TOTAL.............  $  977,625    $3,528,206    $4,505,831     $(574,871)
                                  ==========    ==========    ==========     =========

                                 PROLOGIS TRUST

---------------

(a) Reconciliation of real estate investments per Schedule III to the Consolidated Balance Sheet as of December 31, 2001 (in thousands):

Total per Schedule III......................................  $4,505,831
Minority interest in real estate company....................       8,432
Capitalized preacquisition costs............................      73,930
                                                              ----------
  Total per Consolidated Balance Sheet......................  $4,588,193(i)
                                                              ==========

(b) The aggregate cost for federal income tax purposes was approximately $4,337,555,635.

(c) Buildings are depreciated over their estimated useful lives (7 years for capital improvements, 10 years for tenant improvements, 30 years for facilities acquired and 40 years for facilities developed).

(d) $344,344,000 of these facilities will secure $200,000,000 of mortgage notes.

(e)  $216,305,000 of these facilities secure $145,459,000 of mortgage notes.

(f)  $373,655,000 of these facilities secure $152,184,000 of mortgage notes.

(g)  $61,405,000 of these facilities secure $22,556,000 of securitized debt.

(h)  $234,110,000 of these facilities secure $11,907,000 of assessment bonds.

(i) A summary of activity for real estate and accumulated depreciation as follows (in thousands):

Real estate investments:
  Balance at December 31, 2000..............................   $4,689,492
  Acquisitions, completions and improvements to operating
     facilities.............................................      658,879
  Dispositions..............................................     (832,732)
  Change in facilities under development balance............       46,198
  Change in capitalized preacquisition costs balance........       26,356
                                                               ----------
  Balance at December 31, 2001..............................   $4,588,193
                                                               ==========

Accumulated depreciation:
  Balance at December 31, 2000..............................   $  476,982
  Depreciation expense......................................      120,899
  Accumulated depreciation associated with dispositions.....      (23,010)
                                                               ----------
  Balance at December 31, 2001..............................   $  574,871
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

Date: April 5, 2002

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ K. DANE BROOKSHER                  Chairman, Chief Executive          April 5, 2002
-----------------------------------------------------    Officer and Trustee
                  K. Dane Brooksher

              /s/ IRVING F. LYONS, III                 Vice Chairman, Chief Investment    April 5, 2002
-----------------------------------------------------    Officer and Trustee
                Irving F. Lyons, III

               /s/ WALTER C. RAKOWICH                  Managing Director and Chief        April 5, 2002
-----------------------------------------------------    Financial Officer (Principal
                 Walter C. Rakowich                      Financial Officer)

                  /s/ LUKE A. LANDS                    Senior Vice President and          April 5, 2002
-----------------------------------------------------    Controller
                    Luke A. Lands

                 /s/ SHARI J. JONES                    Vice President (Principal          April 5, 2002
-----------------------------------------------------    Accounting Officer)
                   Shari J. Jones

              /s/ C. RONALD BLANKENSHIP                Trustee                            April 5, 2002
-----------------------------------------------------
                C. Ronald Blankenship

               /s/ STEPHEN L. FEINBERG                 Trustee                            April 5, 2002
-----------------------------------------------------
                 Stephen L. Feinberg

               /s/ GEORGE L. FOTIADES                  Trustee                            April 5, 2002
-----------------------------------------------------
                 George L. Fotiades

                /s/ DONALD P. JACOBS                   Trustee                            April 5, 2002
-----------------------------------------------------
                  Donald P. Jacobs

               /s/ KENNETH N. STENSBY                  Trustee                            April 5, 2002
-----------------------------------------------------
                 Kenneth N. Stensby

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----


                /s/ J. ANDRE TEIXEIRA                  Trustee                            April 5, 2002
-----------------------------------------------------
                  J. Andre Teixeira

                /s/ THOMAS G. WATTLES                  Trustee                            April 5, 2002
-----------------------------------------------------
                  Thomas G. Wattles

               /s/ WILLIAM D. ZOLLARS                  Trustee                            April 5, 2002
-----------------------------------------------------
                 William D. Zollars

                               INDEX TO EXHIBITS

     Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Articles of Amendment and Restatement of Declaration of
                            Trust of ProLogis (incorporated by reference to exhibit
                            4.1 to ProLogis' quarterly report on Form 10-Q for the
                            quarter ended June 30, 1999).
          3.2            -- Amended and Restated Bylaws of ProLogis (incorporated by reference to exhibit 3.2 to ProLogis' quarterly report on
                            Form 10-Q for the quarter ended June 30, 1999).
          4.1            -- Rights Agreement, dated as of December 31, 1993, between
                            ProLogis and State Street Bank and Trust Company, as
                            Rights Agent, including form of Rights Certificate
                            (incorporated by reference to exhibit 4.4 to ProLogis'
                            registration statement No. 33-78080).
          4.2            -- First Amendment to Rights Amendment, dated as of February
                            15, 1995, between ProLogis, State Street Bank and Trust
                            Company and The First National Bank of Boston, as
                            successor Rights Agent (incorporated by reference to
                            exhibit 3.1 to ProLogis' Form 10-Q for the quarter ended
                            September 30, 1995).
          4.3            -- Second Amendment to Rights agreement, dated as of June
                            22, 1995, between ProLogis, State Street Bank and Trust
                            Company and The First National Bank of Boston
                            (incorporated by reference to Exhibit 3.1 to ProLogis'
                            Form 10-Q for the quarter ended September 30, 1995).
          4.4            -- Third Amendment to Rights Agreement, dated as of October
                            11, 2001, among ProLogis, Fleet National Bank and
                            Equiserve Trust Company, N.A. (incorporated by reference
                            to exhibit 4.1 to ProLogis' Form 10-Q for the quarter
                            ended September 30, 2001).
          4.5            -- Form of share certificate for Common Shares of Beneficial
                            Interest of ProLogis (incorporated by reference to
                            exhibit 4.4 to ProLogis' registration statement No. 33-
                            73382).
          4.6            -- ProLogis Trust Employee Share Purchase plan, as amended and restated (incorporated by reference to exhibit 4.7 to
                            ProLogis' Form S-8, dated September 27, 2001).
          4.7            -- 8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.8            -- Form of share certificate for Series C Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.8 to
                            ProLogis' Form 10-K for the year ended December 31,
                            1996).
          4.9            -- 9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.10           -- 7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis' Form 8-K dated May 9, 1995).
          4.11           -- 7.25% Note due May 15, 2002 (incorporated by reference to exhibit 4.1 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.12           -- 7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.13           -- 8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.14           -- 7.81% Medium-Term Notes, Series A, due February 1, 2015
                            (incorporated by reference to exhibit 4.17 to ProLogis'
                            Form 10-K for the year ended December 31, 1996).
          4.15           -- Indenture, dated as of March 1, 1995, between ProLogis
                            and State Street Bank and Trust Company, as Trustee
                            (incorporated by reference to exhibit 4.9 to ProLogis'
                            Form 10-K for the year ended December 31, 1994).
          4.16           -- Collateral Trust Indenture, dated as of July 22, 1993,
                            between Krauss/Schwartz Properties, Ltd. and NationsBank
                            of Virginia, N.A., as Trustee (incorporated by reference
                            to exhibit 4.10 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.17           -- First Supplement Collateral Trust Indenture, dated as of
                            October 28, 1994, among ProLogis Limited Partnership-IV,
                            Krauss/Schwartz Properties, Ltd., and NationsBank of
                            Virginia, N.A., as Trustee (incorporated by reference to
                            exhibit 10.6 to ProLogis' Form 10-Q for the quarter ended
                            September 30, 1994).
          4.18           -- Form of share certificate for Series D Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.21 of
                            ProLogis' Registration Statement No. 69001).
          4.19           -- Form of share certificate for Series E Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.22 of
                            ProLogis' Registration Statement No. 69001).
          4.20           -- 7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis' Form 8-K dated July 11, 1997).
          4.21           -- Form of 7.05% Promissory Note due July 15, 2006
                            (incorporated by reference to exhibit 4.24 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
          4.22           -- 7.00% Promissory Note due October 1, 2003 (incorporated by reference to exhibit 4.25 to ProLogis' Form 10-K for
                            the year ended December 31, 1999).
          4.23           -- Form of 6.70% Promissory Note due April 15, 2004
                            (incorporated by reference to exhibit 4.26 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
          4.24           -- Form of 7.10% Promissory Note due April 15, 2008
                            (incorporated by reference to exhibit 4.27 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
         10.1            -- Agreement of Limited Partnership of ProLogis Limited
                            Partnership-I, dated as of December 22, 1993, by and
                            among ProLogis, as general partner, and the limited
                            partners set forth therein (incorporated by reference to
                            exhibit 10.4 to ProLogis' Registration Statement No.
                            33-73382).
         10.2            -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-II, dated as of February 15,
                            1994, among ProLogis as general partner, and the limited
                            partners set forth therein (incorporated by reference to
                            exhibit 10.12 to ProLogis' Registration Statement No.
                            33-78080).
         10.3            -- Third Amended and Restated Investor Agreement, dated as of September 9, 1997, between ProLogis and SC Group
                            Incorporated (incorporated by reference to exhibit 10.3
                            to Security Capital Group Incorporated's Form 10-Q for
                            the quarter ended September 30, 1997).
         10.4            -- Form of Indemnification Agreement entered into between
                            ProLogis and its Trustees and executive officers
                            (incorporated by reference to exhibit 10.16 to ProLogis'
                            Registration Statement No. 33-73382).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5            -- Indemnification Agreement between ProLogis and each of
                            its independent Trustees (incorporated by reference to
                            exhibit 10.16 to ProLogis' Form 10-K for the year ended
                            December 31, 1995).
         10.6            -- Declaration of Trust for the benefit of ProLogis'
                            independent Trustees (incorporated by reference to
                            exhibit 10.17 to ProLogis' Form 10-K for the year ended
                            December 31, 1995).
         10.7            -- Share Option Plan for Outside Trustees (incorporated by reference to exhibit 10.18 to ProLogis' Form 10-Q for the
                            quarter ended June 30, 1994).
         10.8            -- 1999 Dividend Reinvestment and Share Purchase Plan
                            (incorporated by reference to the Prospectus contained in
                            Registration Statement No. 333-75893).
         10.9            -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-III, dated as of October 28,
                            1994, by and among ProLogis, as general partner, and the
                            limited partners set forth therein (incorporated by
                            reference to exhibit 10.3 to ProLogis' Form 10-Q for the
                            quarter ended September 30, 1994).
         10.10           -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-IV, dated as of October 28,
                            1994, by and among ProLogis IV, Inc., as general partner,
                            and the limited partners set forth therein (incorporated
                            by reference to exhibit 10.4 to ProLogis' Form 10-Q for
                            the quarter ended September 30, 1994).
         10.11           -- Option Agreement and Consent, dated October 24, 1994, by and between ProLogis and Farm Bureau Life Insurance
                            Company (incorporated by reference to exhibit 10.7 to
                            ProLogis' Form 10-Q for the quarter ended September 30,
                            1994).
         10.12           -- Form of Secured Promissory Note and Pledge Agreement
                            relating to Share Purchase Program (incorporated by
                            reference to exhibit 10.17 to ProLogis' Form 10-K for the
                            year ended December 31, 1998).
         10.13           -- Loan Agreement, dated as of December 23, 1998, between
                            ProLogis and Connecticut General Life Insurance Company
                            (incorporated by reference to exhibit 10.19 to ProLogis'
                            Form 10-K for the year ended December 31, 1998).
         10.14           -- Tranche A Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity
                            Association of America (incorporated by reference to
                            exhibit 10.20 to ProLogis' Form 10-K for the year ended
                            December 31, 1998).
         10.15           -- Tranche B Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity
                            Association of America (incorporated by reference to
                            exhibit 10.21 to ProLogis' Form 10-K for the year ended
                            December 31, 1998).
         10.16           -- Stock Purchase Agreement among Meridian, Harris Trust &
                            Savings Bank, as Trustee for Ameritech Pension Trust, and
                            OTR, on behalf of and as nominee for the State Teachers
                            Retirement Board of Ohio, dated as of December 29, 1995
                            (incorporated by reference to Meridian's Registration
                            Statement No. 333-00018).
         10.17           -- Amended and Restated Loan Administration Agreement
                            between The Prudential Insurance Company of America and
                            Meridian, IndTennco Limited Partnership, Metro-Sierra
                            Limited Partnership, and Progress Center/Alabama Limited
                            Partnership, dated as of February 23, 1996 (incorporated
                            by reference to exhibit 10.24 to Meridian's Form 10-K for
                            the year ended December 31, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18           -- Note Purchase Agreement among Meridian and The Travelers
                            Insurance Company (I/N/TRAL & CO.), United Services
                            Automobile Association (I/N/O SALKELD & CO.), The
                            Variable Annuity Life Insurance Company, The United
                            States Life Insurance Company in the City of New York,
                            All American Life Insurance Company, The Old Line Life
                            Insurance Company of America, The Lincoln National Life
                            Insurance Company, Lincoln Life & Annuity Company of New
                            York, First Penn-Pacific Life Insurance Company (I/N/O
                            CUDD & CO), Lincoln National Health & Casualty Insurance
                            Company, Allied Life Insurance Company "B" (I/N/O GERLACH
                            & CO), sons of Norway (I/N/O VAR & CO), Aid Association
                            for Lutherans (I/N/O NIMER & CO), Metropolitan Life
                            Insurance Company, National Life Insurance Company, Life
                            Insurance Company of the Southwest, Keyport Life
                            Insurance Company (I/N/O BOST & CO), Union Central Life
                            Insurance Company (I/N/O HARE & CO), and Pan-American
                            Life Insurance Company, dated November 15, 1997
                            (incorporated by reference to exhibit 10.66 to Meridian's
                            Form 10-K for the year ended December 31, 1997).
         10.19           -- Credit Agreement among ProLogis Trust, NationsBank, N.A.,
                            Commerzbank Aktien Gesellschaft, New York Branch, Chase
                            Bank of Texas, National Association and Lenders Named
                            Herein, dated as of March 29, 1999 (incorporated by
                            reference to exhibit 10.1 to ProLogis' Form 8-K dated
                            April 16, 1999).
         10.20           -- Credit Agreement among ProLogis Trust, as Borrower and
                            Guarantor, ProLogis Logistics Services Incorporated, as
                            Borrower, ProLogis Development Services Incorporated, as
                            Borrower, Bank of America N.A., as Administrative Agent,
                            Commerzbank Aktiengellschaft, New York Branch, as
                            Syndication Agent, Chase Bank of Texas, National
                            Association, as Documentation Agent, First Union National
                            Bank and Societe Generale, Southwest Agency, as Managing
                            Agents and the Lenders Named Herein as Lenders, as of
                            June 6, 2000 (incorporated by reference to exhibit 10.2
                            to ProLogis' Form 10-Q for the quarter ended June 30,
                            2000).
         10.21           -- Mortgage Noted dated as of March 29, 1999 between
                            ProLogis Trust and Pro-Industrial Funding Company, Inc.
                            (incorporated by reference to exhibit 10.1 to ProLogis'
                            Form 8-K dated May 17, 1999).
         10.22           -- Agreement of Limited Partnership of Meridian Realty
                            Partners, L.P. (incorporated by reference to exhibit 99.1
                            to ProLogis' Registration Statement No. 333-86081).
         10.23           -- ProLogis Trust 1997 Long-Term Incentive Plan (as Amended
                            and Restated Effective as of May 18, 2000 (incorporated
                            by reference to exhibit 10.1 to ProLogis' Form 10-Q for
                            the quarter ended June 30, 2000).
         10.24           -- Multi-Currency Revolving Credit Facility Agreement among
                            PLD Europe Finance B.V. and PLD U.K. Finance B.V. as
                            Original Borrowers, ProLogis Trust as guarantor, ABN AMRO
                            Bank N.V. as Arranger and Societe Generale as
                            Co-Arranger, ABN AMRO Bank N.S. as Agent and Issuing bank
                            as Banks as defined herein, dated December 17, 1999
                            (incorporated by reference to exhibit 10.24 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
         10.25           -- Form of Executive Protection Agreements entered into
                            between ProLogis and K. Dane Brooksher and Irving F.
                            Lyons III, dated as of June 24, 1999. (incorporated by
                            reference to exhibit 10.25 to ProLogis' Form 10-K for the
                            year ended December 31, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.26           -- Form of Executive Protection Agreements entered into
                            between ProLogis and Walter C. Rakowich, Jeffrey H.
                            Schwartz, Robert J. Watson and John W. Seiple, dated as
                            of June 24, 1999 (incorporated by reference to exhibit
                            10.26 to ProLogis' Form 10-K for the year ended December
                            31, 1999).
         10.27           -- Special Equity Agreement between ProLogis and K. Dane
                            Brooksher (incorporated by reference to exhibit 10.27 to
                            ProLogis' Form 10-K/A#1 for the year ended December 31,
                            2000).
         10.28           -- Amendment No. 1, dated December 10, 2001 to Third Amended and Restated Investor Agreement (incorporated by
                            reference to exhibit 2 to Amendment No. 12 to Security
                            Capital Group Incorporated's Report On Schedule 13D dated
                            December 10, 2001).
         12.1            -- Statement re: Computation of Ratio of Earnings to Fixed
                            Charges.
         12.2            -- Statement re: Computation of Ratio of Earnings to
                            Combined Fixed Charges and Preferred Share Dividends.
         21.1            -- Subsidiaries of ProLogis.
         23.1            -- Consent of Arthur Andersen LLP.
         23.2            -- Consent of KPMG -- Stockholm, Sweden.
         23.3            -- Report of KPMG -- Stockholm, Sweden.
         23.4            -- Consent of KPMG -- New York, New York.
         23.5            -- Report of KPMG -- New York, New York.
         24.1            -- Power of Attorney (included at page 131).
         99.1            -- Limited Liability Company Agreement of Kingspark LLC
                            dated as of January 2, 2001 (incorporated by reference to
                            exhibit 99.1 to ProLogis' Form 10-K/A#1 for the year
                            ended December 31, 2000).
         99.2            -- Promissory Note from Kingspark LLC dated January 5, 2001
                            (incorporated by reference to exhibit 99.2 to ProLogis'
                            Form 10-K/A#1 for the year ended December 31, 2000).
         99.3            -- Promissory Note from K. Dane Brooksher dated January 5,
                            2001 (incorporated by reference to exhibit 99.3 to
                            ProLogis' Form 10-K/A#1 for the year ended December 31,
                            2000).
         99.4            -- Purchase and Sale Agreement, dated January 2, 2001, among
                            Kingspark Holding S.A., Kingspark Holdings LLC and
                            Kingspark LLC (incorporated by reference to exhibit 99.4
                            to ProLogis' Form 10-K/A#1 for the year ended December
                            31, 2000).
         99.5            -- Limited Liability Company Agreement of CSI/Frigo LLC
                            dated as of January 2, 2001 (incorporated by reference to
                            exhibit 99.5 to ProLogis' Form 10-K/A#1 for the year
                            ended December 31, 2000).
         99.6            -- Promissory Note from CSI/Frigo LLC dated January 5, 2001
                            (incorporated by reference to exhibit 99.6 to ProLogis'
                            Form 10-K/A#1 for the year ended December 31, 2000).
         99.7            -- Purchase and Sale Agreement, dated January 2, 2001 among
                            ProLogis Logistics Services Incorporated, SCI Logistics
                            Holdings LLC and CSI/Frigo LLC (incorporated by reference
                            to exhibit 99.7 to ProLogis' Form 10-K/A#1 for the year
                            ended December 31, 2000).
         99.8            -- Promissory Note from K. Dane Brooksher dated July 18,
                            2000 to GoProLogis Incorporated (incorporated by
                            reference to exhibit 99.8 to ProLogis' Form 10-K/A#1 for
                            the year ended December 31, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         99.9            -- Option agreement dated July 18, 2000 among GoProLogis
                            Incorporated, K. Dane Brooksher and ProLogis
                            (incorporated by reference to exhibit 99.9 to ProLogis'
                            Form 10-K/A#1 for the year ended December 31, 2000).
         99.10           -- Promissory Note from K. Dane Brooksher dated September
                            20, 2000 to ProLogis Broadband(1) Incorporated
                            (incorporated by reference to exhibit 99.10 to ProLogis'
                            Form 10-K/A#1 for the year ended December 31, 2000).
         99.11           -- Promissory Note from K. Dane Brooksher dated January 4,
                            2001 to ProLogis Broadband(1) Incorporated (incorporated
                            by reference to exhibit 99.11 to ProLogis' Form 10-K/A#1
                            for the year ended December 31, 2000).
         99.12           -- Option Agreement dated September 20, 2000 among ProLogis
                            Broadband(1) Incorporated, K. Dane Brooksher and ProLogis
                            (incorporated by reference to exhibit 99.12 to ProLogis'
                            Form 10-K/A#1 for the year ended December 31, 2000).
         99.13           -- Letter dated April 3, 2002 to the United States
                            Securities and Exchange Commission related to audit
                            performed by Arthur Andersen LLP.