Form 10-K/A
period 2000-12-31
PROLOGIS TRUST
filed 2002-04-15
CIK 899881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                 FORM 10-K/A#2

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2001 annual meeting of its shareholders are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The purpose of this Form 10-K/A is to amend the disclosures set forth in Items 2, 13 and 14 to the Annual Report on Form 10-K.

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1.    Business....................................................    1
       ProLogis Trust..............................................    1
       Business Strategy and Operating Segments....................    2
       Financing Strategy..........................................   12
       ProLogis Operating System(TM)...............................   13
       ProLogis Management.........................................   14
       Environmental Matters.......................................   19
       Insurance Coverage..........................................   19
 2.    Properties..................................................   20
       Industrial Distribution Facilities..........................   20
       Geographic Distribution.....................................   20
       Facilities..................................................   22
       Consolidated Entities.......................................   27
       Unconsolidated Entities.....................................   29

                                PART III
13.    Certain Relationships and Related Transactions..............   33
       Amended and Restated Investor Agreement.....................   33
       Administrative Services Agreement...........................   33
       Financial Advisory Fees.....................................   33
       Protection of Business Agreement............................   33
       Partnership Affiliations....................................   34
       Preferred Stock Subsidiaries................................   34
       Leasing Transactions........................................   36
       Loans to Executive Officers.................................   36
       Special Equity Agreement....................................   37

                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................   38

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

     Also in 1999, ProLogis formed the Integrated Solutions Group (see
"-- ProLogis Operating System(TM) -- Integrated Solutions Group") with the objective of increasing ProLogis' service income thereby growing cash flows in a less capital intensive manner. In 2000, ProLogis made investments in two logistics technology companies and began earning license fees for the non-exclusive use of the ProLogis Operating System(TM) by these companies.

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

     ProLogis' share of the combined funds from operations of ProLogis Logistics/CSI and Frigoscandia S.A./Frigoscandia was $27.0 million in 2000 as compared to $46.1 million in 1999 and $45.7 million in 1998. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations -- Temperature-Controlled Distribution Operations", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds From Operations" and Notes 4 and 10 to ProLogis' Consolidated Financial Statements in Item 8.

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

PROLOGIS MANAGEMENT

     ProLogis' success depends upon its management's ability to provide strategic and day-to-day management, research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, asset disposition, management information systems support and legal and accounting services. ProLogis believes that the quality of its management should be assessed in light of the following factors:

     - Management Depth -- ProLogis has several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operation of the company. See "-- Executive Officers and Trustees" and "-- Senior Officers".

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

                                                                        DECEMBER 31,
                                                   -------------------------------------------------------
                                                              2000                         1999
                                                   --------------------------   --------------------------
                                                     NUMBER     PERCENTAGE OF     NUMBER     PERCENTAGE OF
                                                       OF       ASSETS BASED        OF       ASSETS BASED
                                                   FACILITIES    ON COST(1)     FACILITIES    ON COST(1)
                                                   ----------   -------------   ----------   -------------
NORTH AMERICAN MARKETS(2)(3):
  Atlanta, Georgia...............................       97           6.46%          103           6.20%
  Austin, Texas..................................       37           2.00            33           1.53
  Birmingham, Alabama............................        6           0.75             6           0.69
  Charlotte, North Carolina......................       32           2.57            32           2.28
  Chattanooga, Tennessee.........................        5           0.33             5           0.30
  Chicago, Illinois..............................       64           7.45            64           6.25
  Cincinnati, Ohio...............................       47           3.00            46           3.04
  Columbus, Ohio.................................       32           4.13            32           4.43
  Dallas/Fort Worth, Texas.......................      116           8.53           120           8.31
  Denver, Colorado...............................       26           1.80            28           1.82
  El Paso, Texas.................................       19           1.49            22           1.56
  Fort Lauderdale/Miami, Florida.................       17           1.73            16           1.58

                                                                        DECEMBER 31,
                                                   -------------------------------------------------------
                                                              2000                         1999
                                                   --------------------------   --------------------------
                                                     NUMBER     PERCENTAGE OF     NUMBER     PERCENTAGE OF
                                                       OF       ASSETS BASED        OF       ASSETS BASED
                                                   FACILITIES    ON COST(1)     FACILITIES    ON COST(1)
                                                   ----------   -------------   ----------   -------------
  Houston, Texas.................................       82           4.67            84           4.29
  I-95 Corridor, New Jersey......................       31           4.89            35           4.27
  Indianapolis, Indiana..........................       43           2.79            45           2.85
  Juarez, Mexico.................................        7           0.37             6           0.27
  Kansas City, Kansas/Missouri...................       29           1.28            29           1.14
  Las Vegas, Nevada..............................       18           2.20            18           2.18
  Los Angeles/Orange County, California..........        6           1.62             4           0.95
  Louisville, Kentucky...........................        8           1.01            10           1.19
  Memphis, Tennessee.............................       40           3.25            40           2.80
  Monterrey, Mexico..............................       10           0.97            10           0.90
  Nashville, Tennessee...........................       29           1.63            31           1.72
  Oklahoma City, Oklahoma........................        6           0.24             6           0.21
  Orlando, Florida...............................       23           1.85            23           1.73
  Phoenix, Arizona...............................       31           1.67            32           1.63
  Portland, Oregon...............................       26           1.59            26           1.42
  Reno, Nevada...................................       20           1.48            19           1.50
  Reynosa, Mexico................................       15           1.01            12           0.77
  Rio Grande Valley (Brownsville), Texas.........       14           0.54            14           0.49
  Salt Lake City, Utah...........................        7           0.93            10           1.16
  San Antonio, Texas.............................       46           2.16            47           2.08
  Seattle, Washington............................       15           1.33            15           1.21
  San Francisco (East Bay), California...........       54           4.79            54           4.59
  San Francisco (South Bay), California..........       71           4.98            72           4.68
  St. Louis, Missouri............................       15           1.05            15           0.95
  Tampa, Florida.................................       58           2.67            62           2.52
  Tijuana, Mexico................................        5           0.60             4           0.42
  Tulsa, Oklahoma................................        9           0.26             9           0.23
  Washington D.C./Baltimore, Maryland............       48           4.13            40           3.05
  Other(4).......................................        3           0.12            24           0.91
                                                     -----         ------         -----         ------
       Subtotal North America(2)(3)..............    1,267          96.32         1,303          90.10
                                                     -----         ------         -----         ------
EUROPEAN MARKETS(5)(6)(7)(8):
  Amsterdam, Netherlands.........................       --             --             1           0.20
  Brabandt, Netherlands..........................        1           0.27            --             --
  Cologne, Germany...............................        1           0.28             1           0.33
  Lille, France..................................        1           0.06             2           0.15
  Lyon, France...................................        1           0.14             3           0.50
  Marseille, France..............................        1           0.14            --             --
  Milan, Italy...................................        2           0.35            --             --
  Neustadt, Germany..............................        1           0.28            --             --
  Paris, France..................................        3           0.66            57           6.36
  Rotterdam, Netherlands.........................        3           0.47             3           0.52

                                                                        DECEMBER 31,
                                                   -------------------------------------------------------
                                                              2000                         1999
                                                   --------------------------   --------------------------
                                                     NUMBER     PERCENTAGE OF     NUMBER     PERCENTAGE OF
                                                       OF       ASSETS BASED        OF       ASSETS BASED
                                                   FACILITIES    ON COST(1)     FACILITIES    ON COST(1)
                                                   ----------   -------------   ----------   -------------
  Soest, Germany.................................        1           0.31            --             --
  Warsaw, Poland.................................        3           0.72             9           1.84
                                                     -----         ------         -----         ------
       Subtotal Europe(5)(6)(7)(8)...............       18           3.68            76           9.90
                                                     -----         ------         -----         ------
          Total..................................    1,285(9)      100.00%        1,379(9)      100.00%
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

                                                                   RENTABLE
                                          NO. OF    PERCENTAGE      SQUARE
                                          BLDGS.   OCCUPANCY(1)     FOOTAGE     INVESTMENT(2)    ENCUMBRANCES(3)
                                          ------   ------------   -----------   --------------   ---------------
OPERATING FACILITIES OWNED AS OF
  DECEMBER 31, 2000(4):
  NORTH AMERICAN MARKETS(5)(6):
    Atlanta, Georgia....................     95        88.04%       9,131,533   $  277,710,625    $ 38,607,740
    Austin, Texas.......................     35        94.66        2,156,609       84,052,795              --
    Birmingham, Alabama.................      6       100.00        1,135,278       34,416,812              --
    Charlotte, North Carolina...........     32        95.70        3,980,670      118,844,478      41,209,222
    Chattanooga, Tennessee..............      5       100.00        1,147,872       15,441,941              --
    Chicago, Illinois...................     61        93.51        7,689,671      309,206,016      45,610,450
    Cincinnati, Ohio....................     45        88.44        5,031,002      131,029,528      40,704,183
    Columbus, Ohio......................     31        94.96        5,747,391      182,533,445      40,274,070
    Dallas/Fort Worth, Texas............    116        86.64       11,805,472      393,707,124      67,742,912
    Denver, Colorado....................     26        95.26        3,094,209       83,268,800              --
    El Paso, Texas......................     18        89.86        2,231,903       61,309,592       3,127,999
    Fort Lauderdale/Miami, Florida......     16        91.04        1,694,808       75,129,319       1,967,842
    Houston, Texas......................     82        95.20        7,210,747      215,316,366      47,468,959
    I-95 Corridor, New Jersey...........     30        95.31        4,836,537      212,130,095      28,339,021
    Indianapolis, Indiana...............     43        87.07        4,187,721      128,884,247              --
    Juarez, Mexico......................      7        84.98          487,152       16,921,649              --
    Kansas City, Kansas/Missouri........     29        95.83        1,578,487       59,009,721      13,086,357
    Las Vegas, Nevada...................     18        92.97        2,296,811      101,591,116      18,282,310
    Los Angeles/Orange County,
      California........................      2       100.00          289,283       13,762,044              --
    Louisville, Kentucky................      7       100.00        1,469,988       35,339,694       6,339,495
    Memphis, Tennessee..................     39        90.54        5,415,819      140,240,324      14,485,041
    Monterrey, Mexico...................     10        84.82        1,167,403       44,616,155              --
    Nashville, Tennessee................     29        88.99        3,084,949       75,122,667              --
    Oklahoma City, Oklahoma.............      6        98.73          639,942       11,000,738              --
    Orlando, Florida....................     23        91.22        2,112,100       85,507,117      12,455,664
    Phoenix, Arizona....................     31        96.82        2,289,922       77,084,915              --
    Portland, Oregon....................     26        95.42        1,957,401       73,589,606         375,637
    Reno, Nevada........................     19        91.57        2,327,917       60,326,214              --
    Reynosa, Mexico.....................     12        86.32        1,140,853       34,169,766              --
    Rio Grande Valley (Brownsville),
      Texas.............................     14        99.65          916,746       24,829,871       2,683,148
    Salt Lake City, Utah................      7        98.19        1,643,468       43,068,889              --
    San Antonio, Texas..................     46        93.39        3,906,603       99,555,608              --
    Seattle, Washington.................     15       100.00        1,390,447       61,507,597       4,891,877
    San Francisco (East Bay),
      California........................     54        89.21        5,768,799      220,953,837      14,933,566
    San Francisco (South Bay),
      California........................     71        99.87        3,694,781      229,646,338      19,194,697
    St. Louis, Missouri.................     15        85.97        1,621,825       48,473,098       9,299,966
    Tampa, Florida......................     58        97.56        3,325,581      123,217,800      29,143,272
    Tijuana, Mexico.....................      4        88.24          615,120       22,447,732              --

                                                                   RENTABLE
                                          NO. OF    PERCENTAGE      SQUARE
                                          BLDGS.   OCCUPANCY(1)     FOOTAGE     INVESTMENT(2)    ENCUMBRANCES(3)
                                          ------   ------------   -----------   --------------   ---------------
    Tulsa, Oklahoma.....................      9       100.00          523,623       11,894,023              --
    Washington D.C./Baltimore,
      Maryland..........................     40        97.14        3,619,350      145,650,708      36,957,185
    Other...............................      3       100.00          160,998        5,529,529         431,360
                                          -----       ------      -----------   --------------    ------------
      Subtotal North America(5)(6)......  1,235        92.45      124,526,791    4,188,037,939     537,611,973
                                          -----       ------      -----------   --------------    ------------
  EUROPEAN MARKETS(7)(8)(9):
    Lille, France(10)...................      1        48.18           16,587        2,824,877              --
    Lyon, France........................      1       100.00          225,194        6,390,328              --
    Milan, Italy........................      2           --          444,122       16,197,430              --
    Paris, France.......................      1       100.00          126,477        8,724,797              --
    Rotterdam, Netherlands..............      2           --          435,420       15,742,227              --
    Warsaw, Poland......................      2        57.26          500,655       22,358,816              --
                                          -----       ------      -----------   --------------    ------------
      Subtotal Europe(7)(8)(9)..........      9        36.97        1,748,455       72,238,475              --
                                          -----       ------      -----------   --------------    ------------
         TOTAL OPERATING FACILITIES
           OWNED AS OF DECEMBER 31,
           2000(4)......................  1,244        91.68%     126,275,246   $4,260,276,414    $537,611,973
                                          =====       ======      ===========   ==============    ============

                                                                   RENTABLE                      BUDGETED
                                                          NO. OF    SQUARE                     DEVELOPMENT
                                                          BLDGS.    FOOTAGE    INVESTMENT(2)    COSTS(11)
                                                          ------   ---------   -------------   ------------
FACILITIES UNDER DEVELOPMENT AS OF DECEMBER 31,
  2000(12)(13):
  NORTH AMERICAN MARKETS:
    Atlanta, Georgia....................................     2       702,000   $ 10,331,338    $ 20,880,728
    Austin, Texas.......................................     2       209,600      5,339,880       8,401,120
    Chicago, Illinois...................................     3       725,072     19,699,727      34,551,156
    Cincinnati, Ohio....................................     2       214,080      4,824,015       7,273,887
    Columbus, Ohio......................................     1       289,280      6,763,336       8,017,382
    El Paso, Texas......................................     1       239,131      5,368,005       7,414,958
    Fort Lauderdale/Miami, Florida......................     1        94,500      3,923,087       4,815,121
    I-95 Corridor, New Jersey...........................     1       299,000      9,499,837      13,473,972
    Los Angeles/Orange County, California...............     4     1,084,192     43,248,515      60,824,068
    Louisville, Kentucky................................     1       350,000      7,811,525      11,232,967
    Memphis, Tennessee..................................     1       360,000      8,486,140       9,790,347
    Reno, Nevada........................................     1       218,500      2,233,218       8,133,784
    Reynosa, Mexico.....................................     3       360,294      9,154,508      12,631,053
    Tijuana, Mexico.....................................     1       141,290      3,334,101       5,164,760
    Washington D.C./Baltimore, Maryland.................     8     1,037,261     16,963,318      44,862,321
                                                            --     ---------   ------------    ------------
      Subtotal North America............................    32     6,324,200    156,980,550     257,467,624
                                                            --     ---------   ------------    ------------

                                                                   RENTABLE                      BUDGETED
                                                          NO. OF    SQUARE                     DEVELOPMENT
                                                          BLDGS.    FOOTAGE    INVESTMENT(2)    COSTS(11)
                                                          ------   ---------   -------------   ------------
  EUROPEAN MARKETS:
    Brabant, Netherlands................................     1       307,700      6,911,138      12,405,285
    Cologne, Germany....................................     1       206,938      4,798,071      12,831,443
    Marseille, France...................................     1       230,576      1,247,178       6,537,121
    Neustadt, Germany...................................     1       212,266        903,551      12,986,249
    Paris, France.......................................     2       675,129      4,709,040      21,932,720
    Rotterdam, Netherlands..............................     1       157,154      1,056,700       6,135,349
    Soest, Germany......................................     1       305,579      2,136,294      14,204,828
    Warsaw, Poland......................................     1       291,940      7,277,460      10,678,623
                                                            --     ---------   ------------    ------------
      Subtotal Europe...................................     9     2,387,282     29,039,432      97,711,618
                                                            --     ---------   ------------    ------------
      TOTAL FACILITIES UNDER DEVELOPMENT AS OF DECEMBER
         31, 2000(12)(13)...............................    41     8,711,482   $186,019,982    $355,179,242
                                                            ==     =========   ============    ============

                                                              ACREAGE   INVESTMENT(2)   ENCUMBRANCES(3)
                                                              -------   -------------   ---------------
LAND HELD FOR DEVELOPMENT AS OF DECEMBER 31, 2000(14)(15):
  NORTH AMERICAN MARKETS:
    Atlanta, Georgia........................................    228.3   $ 14,624,463       $     --
    Austin, Texas...........................................      7.2        763,323             --
    Charlotte, North Carolina...............................     25.3      2,554,060             --
    Chicago, Illinois.......................................    245.0     32,623,248             --
    Cincinnati, Ohio........................................     90.2      6,658,637             --
    Columbus, Ohio..........................................     56.5      2,242,658             --
    Dallas/Fort Worth, Texas................................    182.6     11,390,734             --
    Denver, Colorado........................................     15.6      1,405,890             --
    El Paso, Texas..........................................    108.3      6,448,009             --
    Houston, Texas..........................................     64.9      5,299,734             --
    I-95 Corridor, New Jersey...............................     10.1        739,801             --
    Indianapolis, Indiana...................................     72.7      5,873,642             --
    Juarez, Mexico..........................................     21.4      3,812,547             --
    Kansas City, Kansas/Missouri............................     16.6      1,511,000             --
    Las Vegas, Nevada.......................................     61.8      6,937,917        312,974
    Los Angeles/Orange County, California...................     27.8      5,892,455             --
    Louisville, Kentucky....................................     13.0        600,409             --
    Memphis, Tennessee......................................     47.9      3,631,205             --
    Monterrey, Mexico.......................................     25.9      3,875,347             --

                                                              ACREAGE   INVESTMENT(2)   ENCUMBRANCES(3)
                                                              -------   -------------   ---------------
    Orlando, Florida........................................     28.1      2,788,623             --
    Portland, Oregon........................................     18.0      2,848,334             --
    Reno, Nevada............................................     30.1      4,196,675             --
    Reynosa, Mexico.........................................     82.6      6,456,419             --
    Rio Grande Valley (Brownsville), Texas..................     14.8        439,288             --
    Salt Lake City, Utah....................................     30.3      2,015,954             --
    San Antonio, Texas......................................     58.1      5,289,233             --
    San Francisco (East Bay), California....................     77.6      5,953,538             --
    Seattle, Washington.....................................     10.6      1,919,882             --
    Tampa, Florida..........................................     53.2      3,758,156             --
    Tijuana, Mexico.........................................     14.1      2,926,257             --
    Washington D.C./Baltimore, Maryland.....................     22.3      1,960,650             --
                                                              -------   ------------       --------
      Subtotal North America................................  1,760.9    157,438,088        312,974
                                                              -------   ------------       --------
  EUROPEAN MARKETS:
    Barcelona, Spain........................................     70.8     19,971,847             --
    Brabant, Netherlands....................................      8.9      1,710,486             --
    Cologne, Germany........................................     13.4        613,824             --
    La Havre, France........................................    123.6      1,105,112             --
    Lyon, France............................................     17.6      2,014,115             --
    Milan, Italy............................................     16.2      1,223,960             --
    Tongeren, Belgium.......................................      3.3        182,189             --
    Warsaw, Poland..........................................     32.3      3,145,201             --
                                                              -------   ------------       --------
      Subtotal Europe.......................................    286.1     29,966,734             --
                                                              -------   ------------       --------
         TOTAL LAND HELD FOR DEVELOPMENT AS OF DECEMBER 31,
           2000(14)(15).....................................  2,047.0   $187,404,822       $312,974
                                                              =======   ============       ========

                                                            RENTABLE                          BUDGETED
                                        NO. OF               SQUARE                         DEVELOPMENT
                                        BLDGS.   ACREAGE     FOOTAGE     INVESTMENT(2)        COST(11)     ENCUMBRANCES(3)
                                        ------   -------   -----------   --------------     ------------   ---------------
GRAND TOTALS AS OF DECEMBER 31, 2000:
  Operating Facilities................  1,244       n/a    126,275,246   $4,260,276,414              n/a    $537,611,973
  Facilities Under Development........     41       n/a      8,711,482      186,019,982     $355,179,242             n/a
  Land Held for Development...........    n/a    2,047.0           n/a      187,404,822              n/a         312,974
                                        -----    -------   -----------   --------------     ------------    ------------
        Totals........................  1,285    2,047.0   134,986,728   $4,633,701,218(16) $355,179,242    $537,924,947
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

                                                            INVESTMENT                      LIMITED
                                              FORMATION   IN REAL ESTATE   PROLOGIS'   PARTNERSHIP UNITS
ENTITY                                          DATE      (IN MILLIONS)    OWNERSHIP      OUTSTANDING
------                                        ---------   --------------   ---------   -----------------
ProLogis Limited Partnership-I(1)...........    1993          $211.0(2)      68.70%        4,520,532(3)
ProLogis Limited Partnership-II.............    1994          $ 58.3(4)      97.80%           90,213(3)
ProLogis Limited Partnership-III............    1994          $ 52.0(5)      86.39%          376,347(3)
ProLogis Limited Partnership-IV(6)..........    1994          $103.9(7)      98.50%           68,612(3)
Meridian Realty Partners Limited
  Partnership...............................        (8)       $ 10.4(9)      88.00%           29,712(10)

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

 ProLogis Development Services

     ProLogis Development Services, which is part of the CDFS business segment, develops distribution facilities that are often disposed of to customers, third parties or entities in which ProLogis maintains an ownership interest. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers or third parties. ProLogis owns 100% of the non-voting preferred stock of ProLogis Development Services representing a 95% interest in its earnings. ProLogis also advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities. A charitable trust owns 100% of the voting common stock of ProLogis Development Services but has no substantive role in the operations of ProLogis Development Services. Accordingly, ProLogis has control of ProLogis Develop-ment Services and it is consolidated with ProLogis. ProLogis Development Services' real estate assets represented 9.7% of ProLogis' total real estate assets (at cost) as of December 31, 2000. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Code. Accordingly, provisions for federal and state income taxes are recognized, as appropriate. In October 2001, ProLogis acquired the voting common stock of ProLogis Development Services from the charitable trust for $1.3 million. As a result, ProLogis owns all of the outstanding stock of ProLogis Development Services.

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

     ProLogis invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT "qualifying" income (i.e., rental income and mortgage interest income) under the Code. To maintain its qualification as a REIT, ProLogis can collectively invest in these entities in amounts up to 25% of the fair market value of ProLogis' total assets, with a maximum per company investment of 5% of the fair market value of ProLogis' total assets. Of these investments, ProLogis Development Services, ProLogis Logistics, Frigoscandia S.A. and the Kingspark entities all own properties. ProLogis accounts for the investments in ProLogis Logistics, Frigoscandia S.A. and the Kingspark entities under the equity method. These entities' investments in properties are discussed under "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations". ProLogis Development Services is consolidated with ProLogis. Properties owned by ProLogis Development Services are included in the tables in "-- Geographic Distribution" and "-- Facilities" and ProLogis Development Services is discussed in
"-- Consolidated Entities -- ProLogis Development Services". See also "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Tax Legislation".

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

                                                                  RENTABLE
                                                        NO. OF     SQUARE      PERCENTAGE
                                                        BLDGS.    FOOTAGE     OCCUPANCY(1)   INVESTMENT(2)
                                                        ------   ----------   ------------   --------------
NORTH AMERICA:
  PROLOGIS CALIFORNIA(3):
  Los Angeles/Orange County, California...............    77     12,394,603       99.02%     $  581,845,469(4)
                                                         ---     ----------      ------      --------------
  PROLOGIS NORTH AMERICAN PROPERTIES FUND I(5):
  Atlanta, Georgia....................................     4        970,568      100.00%         35,074,211
  Chicago, Illinois...................................     1        249,576      100.00%         14,753,864
  Cincinnati, Ohio....................................     2        297,720      100.00%         15,028,916
  Columbus, Ohio......................................     2        888,691       94.62%         30,242,818
  Dallas/Fort Worth, Texas............................     1        492,500      100.00%         21,463,926
  Denver, Colorado....................................     2        198,892      100.00%          9,113,621
  El Paso, Texas......................................     1        354,159      100.00%         13,600,194
  Houston, Texas......................................     2        238,450      100.00%         10,854,536
  Indianapolis, Indiana...............................     2        719,829       86.77%         21,409,477
  Louisville, Kentucky................................     3        905,800       86.75%         33,686,361
  Nashville, Tennessee................................     1        412,800      100.00%         14,799,607
  Northern New Jersey.................................     5      1,100,320       96.18%         58,916,082
  Phoenix, Arizona....................................     1        156,410      100.00%          6,764,834
  Salt Lake City, Utah................................     3        396,600      100.00%         16,964,603
  San Antonio, Texas..................................     1        244,800      100.00%          9,025,547
  San Francisco (East Bay), California................     2        404,400      100.00%         16,923,718
                                                         ---     ----------      ------      --------------
                                                          33      8,031,515       96.20%        328,622,315(6)
                                                         ---     ----------      ------      --------------
  PROLOGIS PRINCIPAL:
  Dallas/Fort Worth, Texas............................     3        440,016      100.00%         16,513,899(7)
                                                         ---     ----------      ------      --------------
         Subtotal North America.......................   113     20,866,134       97.95%        926,981,683
                                                         ---     ----------      ------      --------------
EUROPE:
  PROLOGIS EUROPEAN PROPERTIES FUND(8)(9):
  Amsterdam, Netherlands..............................     5        804,564      100.00%         55,965,952
  Annecy, France......................................     1         47,028       99.59%          2,336,941
  Barcelona, Spain....................................     1        125,648      100.00%          5,381,639
  Birmingham, United Kingdom..........................     5        714,116      100.00%         66,465,450
  Gelderland, Netherlands.............................     2        499,880      100.00%         16,943,161
  Lille, France.......................................    12        376,492      100.00%         12,457,154
  London, United Kingdom..............................     5      1,534,763       96.55%        157,133,640
  Lyon, France........................................     3      1,147,981      100.00%         36,286,109
  Marseille, France...................................     1        415,383       99.54%         20,641,441
  Metz, France........................................     1        193,042      100.00%          6,685,238
  Paris, France.......................................    55      6,329,903       93.09%        295,634,811
  Rotterdam, Netherlands..............................     6      1,161,906      100.00%         56,135,504
  Tongeren, Belgium...................................     1        226,797      100.00%          8,433,913
  Venlo, Netherlands..................................     1        232,383      100.00%         11,069,274
  Warsaw, Poland......................................     5        574,937       95.42%         40,712,816
                                                         ---     ----------      ------      --------------
         Subtotal Europe..............................   104     14,384,823       96.39%        792,283,043(10)
                                                         ---     ----------      ------      --------------
         Total Unconsolidated Entities................   217     35,250,957       97.32%     $1,719,264,726
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

  Temperature-Controlled Distribution Operations

     - ProLogis recognizes 95% of the earnings of ProLogis Logistics, which owns 100% of CSI. As of December 31, 2000, CSI owned or operated under lease agreements 59 facilities aggregating 175.9 million cubic feet of temperature-controlled distribution facilities (including 35.5 million cubic feet of dry distribution space located in temperature-controlled distribution facilities) in 28 cities in the

       United States and had 6.3 million cubic feet under development in Anaheim (4.0 million cubic feet) and Houston (2.3 million cubic feet).

     - ProLogis recognizes 95% of the earnings of Frigoscandia S.A., which owns, through its subsidiaries, 100% of Frigoscandia. Frigoscandia owned or operated under lease agreements 89 facilities aggregating 187.7 million of cubic feet of temperature-controlled distribution facilities in 10 countries in Europe as of December 31, 2000.

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

PARTNERSHIP AFFILIATIONS

     As part of its acquisition program of industrial distribution facilities, ProLogis has consummated certain transactions pursuant to which it contributed cash, and third party partnerships contributed a portfolio of facilities, to ProLogis Limited Partnership -- I. Irving F. Lyons, III, President, Chief Investment Officer and Trustee of ProLogis, is a partner in ProLogis Limited Partnership -- I, holding an indirect 2.9% limited partnership interest (which could increase to 3.3% if the partnership meets certain distribution levels) valued at $8,906,323, based on the December 31, 2001 closing price of Common Shares. Mr. Lyons also owns minority interests in a substantial amount of undeveloped industrial land near ProLogis' industrial distribution parks in the San Francisco Bay Area. ProLogis has purchased options and rights of first refusal with respect to all sales of land and build-to-suit opportunities involving this property. The ProLogis Limited Partnership -- I transaction and the prices for such options (which are fixed or determined pursuant to formulas) were negotiated at arm's length prior to Mr. Lyons' affiliation with ProLogis.

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

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                              PAGE
                                                              ----
ProLogis Trust:
  Report of Independent Public Accountants..................   40
  Consolidated Balance Sheets...............................   41
  Consolidated Statements of Earnings.......................   42
  Consolidated Statements of Shareholders' Equity...........   43
  Consolidated Statements of Cash Flows.....................   44
  Notes to Consolidated Financial Statements................   45
  Report of Independent Public Accountants..................   --
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   --

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

                                 PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 2000         1999          1998
                                                              ----------   -----------   -----------
Operating activities:
  Net earnings..............................................  $  214,478   $   180,834   $   111,329
  Minority interest share in earnings.......................       5,586         4,979         4,681
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................     151,483       152,447       100,590
    Gain on disposition of real estate......................      (1,314)      (38,994)       (5,565)
    Straight-lined rents....................................      (6,716)       (9,889)       (6,756)
    Amortization of deferred loan costs.....................       4,597         4,440         2,200
    Stock-based compensation................................       3,811         1,657           278
    (Income) loss from unconsolidated entities..............     (64,239)      (20,948)       11,108
  Foreign currency exchange (gains) losses, net.............      20,956        11,344        (3,227)
  Foreign currency hedge income.............................          --            --        (2,054)
  Interest rate hedge expense...............................          --           945        26,050
  Cumulative effect of accounting change....................          --         1,440            --
  Increase in accounts receivable and other assets..........     (31,452)      (37,344)      (36,824)
  Increase in accounts payable, accrued expenses and other
    liabilities.............................................      39,639        20,480        36,443
                                                              ----------   -----------   -----------
        Net cash provided by operating activities...........     336,829       271,391       238,253
                                                              ----------   -----------   -----------
Investing activities:
  Real estate investments...................................    (639,692)     (464,406)     (695,764)
  Tenant improvements and lease commissions on previously
    leased space............................................     (19,623)      (19,751)      (12,757)
  Recurring capital expenditures............................     (23,895)      (28,114)       (8,038)
  Proceeds from dispositions of real estate.................     496,744       569,981       109,336
  Investments in and advances to unconsolidated entities....    (188,750)     (141,037)     (657,499)
  Cash balances contributed with ProLogis European
    Properties S.a.r.l......................................     (17,968)           --            --
  Cash acquired in merger with Meridian.....................          --        48,962            --
                                                              ----------   -----------   -----------
        Net cash used in investing activities...............    (393,184)      (34,365)   (1,264,722)
                                                              ----------   -----------   -----------
Financing activities:
  Proceeds from sale of shares, net of expenses.............          --            --       371,865
  Proceeds from exercised warrants and stock options and
    from dividend reinvestment and share purchase plans.....      30,734         6,331           521
  Repurchase of Common Shares...............................          --            --          (244)
  Proceeds from secured financing transactions..............          --       466,075        66,000
  Proceeds from issuance of senior unsecured debt...........          --       500,000       374,463
  Debt issuance and other transaction costs incurred........      (4,598)      (58,248)       (5,848)
  Distributions paid on Common Shares (includes $11,132 paid
    to shareholders of Meridian in 1999)....................    (219,333)     (208,969)     (151,050)
  Distributions paid to minority interest holders...........      (7,123)       (7,251)       (6,409)
  Dividends paid on preferred shares (includes $729 paid to
    shareholders of Meridian in 1999).......................     (56,763)      (56,835)      (49,098)
  Principal payments on senior unsecured debt...............     (30,000)      (12,500)      (15,000)
  Principal payments received on and retirements of employee
    share purchase notes....................................       4,350         2,341           143
  Net proceeds from (payments on) derivative financial
    instruments.............................................         808       (27,715)       (3,974)
  Payments to Meridian shareholders.........................          --       (67,581)           --
  Proceeds from lines of credit and short-term borrowings...   1,075,473     1,939,845     1,569,225
  Payments on lines of credit and short-term borrowings.....    (734,351)   (2,335,445)   (1,074,925)
  Payment on line of credit assumed in merger with
    Meridian................................................          --      (328,400)           --
  Regularly scheduled principal payments on secured debt....      (7,100)       (6,560)       (5,658)
  Principal payments on secured debt at maturity and
    prepayments.............................................      (7,210)      (35,916)       (5,411)
                                                              ----------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................      44,887      (230,828)    1,064,600
                                                              ----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........     (11,468)        6,198        38,131
Cash and cash equivalents, beginning of year................      69,338        63,140        25,009
                                                              ----------   -----------   -----------
Cash and cash equivalents, end of year......................  $   57,870   $    69,338   $    63,140
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

     ProLogis Development Services Incorporated ("ProLogis Development Services") is a subsidiary of ProLogis that operates in the CDFS business. See
Note 10. ProLogis owns 100% of the non-voting preferred stock of ProLogis Development Services representing a 95% interest in its earnings. A charitable trust owns 100% of the voting common stock of ProLogis Development Services but has no substantive role in the operations of ProLogis Development Services. Accordingly, ProLogis has control of ProLogis Development Services and it is consolidated with ProLogis. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Code. Accordingly, provisions for federal and state income taxes are recognized, as appropriate.

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

  Minority Interest

     ProLogis acquired a controlling interest in five partnerships that owned real estate, which are now consolidated in ProLogis' financial statements. These five partnerships are ProLogis Limited Partnership -- I, ProLogis Limited Partnership -- II, ProLogis Limited Partnership -- III, ProLogis Limited Partnership -- IV and Meridian Realty Partners Limited Partnership. The acquisition of the controlling interest resulted in a step-up to fair value of the real estate owned by the partnerships. Therefore, the minority interest in the partnerships has been stated at each holders' respective share of the fair value of the real estate at the date of acquisition, as adjusted for subsequent earnings, contributions and distributions. Common Shares issued upon exchange of limited partnership units are accounted for at the cost of the minority interest surrendered.

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000       1999      1998
                                                         --------   --------   ------
Gains (losses) from the remeasurement of third party
  debt and remeasurement and settlement of intercompany
  debt, net............................................  $(18,762)  $(16,549)  $3,227
  Mark to market losses on foreign currency put option
     contracts(1)......................................      (854)       (47)      --
  Gains (losses) from the settlement of foreign
     currency put option contracts, net................     1,481        (45)      --
  Other gains (losses), net............................       208       (177)    (289)
                                                         --------   --------   ------
                                                         $(17,927)  $(16,818)  $2,938
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

  Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of December 31, 2000, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

2001........................................................  $  435,093
2002........................................................     360,759
2003........................................................     276,559
2004........................................................     200,510
2005........................................................     137,800
2006 and thereafter.........................................     323,467
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

4. UNCONSOLIDATED ENTITIES:

  Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
Insight(1)..................................................  $    2,470   $  2,442
ProLogis Logistics:
  Investment(2).............................................       7,163     11,549
  Notes receivable..........................................     162,856    135,090
  Mortgage notes receivable.................................      24,082     23,706
  Accrued interest and other receivables....................      36,952     22,262
                                                              ----------   --------
                                                                 231,053    192,607
Frigoscandia S.A.:
  Investment(2).............................................     (50,761)   (17,396)
  Notes receivable..........................................     208,945    209,314
  Accrued interest and other receivables....................      33,797     22,090
                                                              ----------   --------
                                                                 191,981    214,008
Kingspark S.A.:
  Investment(2).............................................      28,829     23,584
  Notes receivable..........................................     409,440    197,611
  Mortgage notes receivable.................................     103,106    140,668
  Accrued interest and other receivables....................      29,207     19,908
                                                              ----------   --------
                                                                 570,582    381,771
ProLogis California:
  Investment(3).............................................     131,116    121,325
  Other receivables.........................................       1,127      3,235
                                                              ----------   --------
                                                                 132,243    124,560
ProLogis European Properties Fund:
  Investment(4).............................................     145,850     32,800
  Other receivables (payables)..............................       2,088     (7,824)
                                                              ----------   --------
                                                                 147,938     24,976
ProLogis European Properties S.a.r.l.(5)....................      84,767         --
ProLogis North American Properties Fund I:
  Investment(6).............................................       9,778         --
  Other receivables.........................................         591         --
                                                              ----------   --------
                                                                  10,369         --
ProLogis Principal:
  Investment(7).............................................          71
  Note receivable...........................................      13,250         --
  Accrued interest and other receivables....................          87         --
                                                              ----------   --------
                                                                  13,408         --

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
ProLogis Equipment Services(2)(8)...........................         450         --
GoProLogis(9)...............................................      56,315         --
ProLogis PhatPipe(10):
  Investment................................................      11,542         --
  Other receivables.........................................          30         --
                                                              ----------   --------
                                                                  11,572         --
                                                              ----------   --------
       Total................................................  $1,453,148   $940,364
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

 (9) ProLogis owns 100% of the non-voting preferred stock of GoProLogis Incorporated ("GoProLogis") which has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. GoProLogis also received $30.4 million of non-cumulative preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a five-year period. Investment amount also includes $0.9 million of other costs associated with this investment. This investment was made on July 21, 2000. ProLogis accounts for its investment in GoProLogis on the equity method. GoProLogis did not receive any dividends from its preferred stock investment in Vizional Technologies in 2000. As of December 31, 2000, ProLogis had deferred $27.7 million of income related to the license fee agreement. ProLogis' combined net equity investment in GoProLogis and Vizional Technologies was $28.6 million as of December 31, 2000 ($55.4 million of non-cumulative preferred stock and $0.9 million of additional costs offset by $27.7 million of deferred income). ProLogis' investment in the non-voting preferred stock of GoProLogis represents a 98% interest in its earnings. The voting interest of GoProLogis represents a 2% interest in its earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis and ProLogis does not have the right to acquire Mr. Brooksher's interest as of December 31, 2000. However, beginning in 2001, an option agreement does allow ProLogis to acquire Mr. Brooksher's ownership interest at a price equal to the principal amount plus accrued interest under the promissory note. See Note 15.

(10) ProLogis owns 100% of the non-voting preferred stock of ProLogis Broadband
     (1) Incorporated ("ProLogis PhatPipe") which has invested $3.5 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. ProLogis has committed to fund a total of $8.0 million in ProLogis PhatPipe by March 31, 2001 pursuant to the terms of a stock purchase agreement. Investment also includes $3.5 million of non-cumulative preferred stock of Phatpipe and a $4.5 million receivable from Phatpipe received under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period and $42,000 of other costs associated with

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

     this investment. This investment was made on September 20, 2000. ProLogis accounts for its investment in ProLogis PhatPipe on the equity method. ProLogis PhatPipe did not receive any dividends from its preferred stock investment in PhatPipe in 2000. As of December 31, 2000, ProLogis had deferred $7.3 million of income related to the license fee agreement. ProLogis' combined net investment in ProLogis PhatPipe and PhatPipe was $7.3 million as of December 31, 2000 ($7.0 million of non-cumulative preferred stock, a $4.5 million receivable and $42,000 of additional costs offset by $7.3 million of deferred income). ProLogis' investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in the earnings of ProLogis PhatPipe. The voting interest in ProLogis PhatPipe represents a 2% interest in the earnings of ProLogis PhatPipe. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed recourse promissory notes with an aggregate of $122,449 principal amount to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis does not have the right to acquire Mr. Brooksher's ownership interest as of December 31, 2000. However, beginning in 2001, an option agreement does allow ProLogis to acquire Mr. Brooksher's ownership interest at a price equal to the principal amount plus accrued interest under the promissory note. See Note 15.

  Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        --------   --------   -------
Insight(1)............................................  $     27   $    (77)  $    20
ProLogis Logistics(2).................................    11,950     10,791     7,349
Frigoscandia S.A.(2)..................................   (20,298)    (4,364)   (7,535)
Kingspark S.A.(2)(3)..................................    43,795     23,855     2,915
ProLogis California(4)................................    13,178      3,917        --
ProLogis North American Properties Fund I(5)..........     1,806         --        --
ProLogis Principal(6).................................       612         --        --
ProLogis Equipment Services...........................      (130)        --        --
GoProLogis(7).........................................     2,693         --        --
ProLogis PhatPipe(7)..................................       741         --        --
ProLogis European Properties Fund(8)..................    15,648        820        --
ProLogis European Properties S.a.r.l..................     8,041         --        --
ProLogis Garonor(9)...................................        --    (12,423)        6
                                                        --------   --------   -------
                                                        $ 78,063   $ 22,519   $ 2,755
                                                        ========   ========   =======

---------------

(1) Prior to July 1, 1998, this investment was accounted for under the cost method.

(2) Amounts represent 95% of the entity's earnings or loss. Includes interest income on notes due to ProLogis.

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

     ProLogis' total investment in ProLogis California as of December 31, 2000 consisted of (in millions):

Equity interest.............................................   $169.1
Distributions ($13.9 million received in 2000)..............    (23.6)
ProLogis' share of ProLogis California's earnings, excluding
  fees earned...............................................     12.6
                                                               ------
       Subtotal.............................................    158.1
Adjustments to carrying value(1)............................    (28.5)
Other, including acquisition costs..........................      1.5
                                                               ------
                                                                131.1
Other receivables...........................................      1.1
                                                               ------
       Total................................................   $132.2
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

     ProLogis' total investment in ProLogis European Properties Fund as of December 31, 2000 consisted of (in millions of U.S. dollars):

Equity interest.............................................   $155.4
Distributions (all were received in 2000)...................     (4.0)
ProLogis' share of ProLogis European Properties Fund's
  earnings, excluding fees earned...........................      9.1
                                                               ------
       Subtotal.............................................    160.5
Adjustments to carrying value(1)............................    (14.9)
Other, net..................................................      0.3
                                                               ------
                                                                145.9
Other receivables...........................................      2.0
                                                               ------
       Total................................................   $147.9
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

     ProLogis' and ProLogis Development Services' total investment in ProLogis North American Properties Fund I as of December 31, 2000 consisted of (in millions):

Equity interest.............................................   $18.6
Distributions...............................................    (0.4)
ProLogis' share of ProLogis North American Properties Fund's
  earnings, excluding fees earned...........................     0.3
Adjustments to carrying value(1)............................    (9.1)
Other, net..................................................      .4
                                                               -----
                                                                 9.8
  Other receivables.........................................     0.6
                                                               -----
       Total................................................   $10.4
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

March 31, 2001. ProLogis has an agreement to manage ProLogis Principal's operating facilities for a fee pursuant to a four-year agreement. ProLogis had a 20.0% ownership interest in ProLogis Principal as of December 31, 2000.

     ProLogis' total investment in ProLogis Principal as of December 31, 2000 consisted of (in millions):

Equity interest.............................................   $ 0.6
Adjustments to carrying value(1)............................    (0.4)
                                                               -----
                                                                 0.2
Note receivable.............................................    13.2
                                                               -----
     Total..................................................   $13.4
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

                                                                                                          PROLOGIS
                                                                                          PROLOGIS         NORTH
                                                                                          EUROPEAN        AMERICAN
                             PROLOGIS     FRIGOSCANDIA      KINGSPARK      PROLOGIS      PROPERTIES      PROPERTIES       PROLOGIS
                           LOGISTICS(1)     S.A.(1)          S.A.(1)     CALIFORNIA(2)    FUND(3)        FUND I(4)      PRINCIPAL(5)
                           ------------   ------------      ---------    -------------   ----------    --------------   ------------
Total assets.............     $376.6         $508.5          $636.3         $590.5         $906.9          $383.1          $16.3
Total
  liabilities(6)(7)......     $368.5         $566.1          $598.7         $274.3         $412.0          $290.9          $13.7
Minority interest........     $   --         $  0.4          $   --         $   --         $ 84.8          $   --          $  --
Equity(8)................     $  8.1         $(58.0)         $ 37.6         $316.2         $410.1          $ 92.2          $ 2.6
Revenues.................     $331.4         $382.9          $ 46.4(9)      $ 63.6         $ 69.6          $ 13.8          $ 1.1
Net earnings
  (loss)(10).............     $ (3.6)        $(31.3)(11)     $ 20.0(12)     $ 19.8         $ 28.0(13)      $  1.5          $  --(14)

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

approximately $230.1 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

     A summary of ProLogis' unsecured lines of credit borrowings is as follows (dollar amounts in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Weighted average daily interest rate.................      6.33%      6.13%      6.46%
Borrowings outstanding as of December 31.............  $439,822   $ 98,700   $344,300
Weighted average daily borrowings....................  $251,528   $232,821   $174,901
Maximum borrowings outstanding at any month end......  $439,822   $440,100   $344,300
Total borrowing capacity on all lines of credit as of
  December 31........................................  $832,317   $902,340   $375,000

  Senior Unsecured Notes

     ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes outstanding as of December 31, 2000 are summarized as follows (in thousands of dollars):

                                                                               PRINCIPAL
                                 ORIGINAL    COUPON   MATURITY   PRINCIPAL      PAYMENT
DATE OF ISSUANCE                PRINCIPAL     RATE      DATE     BALANCE(1)   REQUIREMENT
----------------                ----------   ------   --------   ----------   -----------
May 16, 1995..................  $   17,500   7.300%   05/15/01   $   17,492       (2)
May 17, 1996..................      25,000   7.250%   05/15/02       24,994       (3)
October 9, 1998...............     125,000   7.000%   10/01/03      125,000       (2)
April 26, 1999................     250,000   6.700%   04/15/04      249,694       (2)
July 20, 1998.................     250,000   7.050%   07/15/06      249,622       (2)
November 20, 1997.............     135,000   7.250%   11/20/07      134,116       (2)
April 26, 1999................     250,000   7.100%   04/15/08      249,940       (2)
May 17, 1996..................     100,000   7.950%   05/15/08       99,889       (4)
March 2, 1995.................     150,000   8.720%   03/01/09      150,000       (5)
May 16, 1995..................      75,000   7.875%   05/15/09       74,789       (6)
November 20, 1997.............      25,000   7.300%   11/20/09       24,787       (2)
February 4, 1997..............     100,000   7.810%   02/01/15      100,000       (7)
March 2, 1995.................      50,000   9.340%   03/01/15       50,000       (8)
May 17, 1996..................      50,000   8.650%   05/15/16       49,875       (9)
July 11, 1997.................     100,000   7.625%   07/01/17       99,791       (2)
                                ----------                       ----------
                                $1,702,500                       $1,699,989
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                               DECEMBER 31, 2000

  Secured Debt

     Secured debt as of December 31, 2000 consisted of the following (in thousands):

                                                                                   BALLOON
                                                            PERIODIC               PAYMENT
                                      INTEREST   MATURITY   PAYMENT    PRINCIPAL    DUE AT
DESCRIPTION                           RATE(1)      DATE       DATE      BALANCE    MATURITY
-----------                           --------   --------   --------   ---------   --------
Mortgage notes:
  Rio Grande Industrial Center #1...    8.875%   09/01/01      (2)     $  2,683    $  2,544
  Titusville Industrial Center #1...   10.000    09/01/01      (2)        4,313       4,181
  Prudential Insurance(3)...........    8.590    04/01/03      (2)       25,361      23,505
  Sullivan 75 Distribution Center
     #1.............................    9.960    04/01/04      (2)        1,767       1,663
  Charter American Mortgage(3)......    8.750    08/01/04      (2)        6,927       5,818
  West One Business Center #3.......    9.000    09/01/04      (2)        4,234       3,847
  Raines Distribution Center........    9.500    01/01/05      (2)        4,155       2,173
  Prudential Insurance(3)(4)........    6.850    04/01/05      (5)       52,532      48,850
  Consulate Distribution Center
     #300(4)........................    6.970    02/01/06      (2)        3,660       3,585
  Plano Distribution Center #7(4)...    7.020    04/15/06      (2)        3,707       3,015
  Connecticut General Life
     Insurance(3)...................    7.080    03/01/07      (2)      147,166     134,431
  Vista Del Sol Industrial
     Center #1 & 2..................    9.680    08/01/07      (6)        3,128          --
  State Farm Insurance(3)(4)........    7.100    11/01/08      (2)       15,317      13,065
  Placid Street Distribution Center
     #1(4)..........................    7.180    12/01/09      (2)        7,633       6,529
  Earth City Industrial Center #4...    8.500    07/01/10      (6)        2,029          --
  GMAC Commercial Mortgage(3).......    7.750    10/01/10      (6)        7,271          --
  Executive Park Distribution Center
     #3.............................    8.190    03/01/11      (6)          993          --
  Cameron Business Center #1(4).....    7.230    07/01/11      (2)        6,037       4,526
  Platte Valley Industrial Center
     #9.............................    8.100    04/01/17      (6)        3,159          --
  Platte Valley Industrial Center
     #4.............................   10.100    11/01/21      (6)        2,008          --
  Morgan Guaranty Trust(3)..........    7.584    04/01/24      (7)      200,000     127,187
                                                                       --------
                                                                       $504,080
                                                                       ========
Assessment bonds:
  City of Fremont...................    7.000%   03/01/11      (6)     $  8,767          --
  Various(8)........................       (8)         (8)     (6)        1,278          --
                                                                       --------
                                                                       $ 10,045
                                                                       ========
Securitized debt:
  Tranche A.........................    7.740%   02/01/04      (2)     $ 15,998    $ 13,405
  Tranche B.........................    9.940    02/01/04      (2)        7,802       7,215
                                                                       --------
                                                                       $ 23,800
     Total secured debt.............                                   $537,925
                                                                       ========

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                                           INVESTMENT IN                    LIMITED
                                               FORMATION    REAL ESTATE    PROLOGIS'   PARTNERSHIP UNITS
ENTITY                                           DATE      (IN MILLIONS)   OWNERSHIP      OUTSTANDING
------                                         ---------   -------------   ---------   -----------------
ProLogis Limited Partnership-I(1)............    1993         $211.0         68.70%        4,520,532(2)
ProLogis Limited Partnership-II..............    1994         $ 58.3         97.80%           90,213(2)
ProLogis Limited Partnership-III.............    1994         $ 52.0         86.39%          376,347(2)
ProLogis Limited Partnership-IV(3)...........    1994         $103.9         98.50%           68,612(2)
Meridian Realty Partners Limited
  Partnership................................      (4)        $ 10.4         88.00%           29,712(5)

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

     ProLogis' preferred shares as of December 31, 2000 are summarized as follows:

                                                                        DIVIDEND
                                             STATED                 EQUIVALENT BASED    OPTIONAL
                        NUMBER OF SHARES   LIQUIDATION   DIVIDEND    ON LIQUIDATION    REDEMPTION
                          OUTSTANDING      PREFERENCE      RATE        PREFERENCE       DATE(1)
                        ----------------   -----------   --------   ----------------   ----------
Series A Cumulative
  Redeemable Preferred
  Shares..............      5,400,000        $25.00        9.40%    $2.35 per share     06/21/00
Series B Cumulative
  Convertible
  Redeemable Preferred
  Shares(2)...........      6,256,100        $25.00        7.00%    $1.75 per share     02/21/01(3)
Series C Cumulative
  Redeemable Preferred
  Shares..............      2,000,000        $50.00        8.54%    $4.27 per share     11/13/26
Series D Cumulative
  Redeemable Preferred
  Shares..............     10,000,000        $25.00        7.92%    $1.98 per share     04/13/03
Series E Cumulative
  Redeemable Preferred
  Shares..............      2,000,000        $25.00        8.75%    $2.19 per share     06/30/03

---------------

(1) After this date, the preferred shares can be redeemed at ProLogis' option.

(2) During 2000 and 1999, Series B preferred shares of 764,599 and 516,897, respectively, were converted into 980,216 and 662,661 Common Shares, respectively.

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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
                                                             ---------------------------
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

9. EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Net earnings attributable to Common Shares...........  $157,715   $123,999   $ 62,231
                                                       ========   ========   ========
Weighted average Common Shares outstanding --
  Basic..............................................   163,651    152,412    121,721
Incremental weighted effect of common stock
  equivalents and contingently issuable shares (see
  Note 13)...........................................       750        327        307
                                                       --------   --------   --------
Adjusted weighted average Common Shares outstanding--
  Diluted............................................   164,401    152,739    122,028
                                                       ========   ========   ========
Basic and diluted per share net earnings attributable
  to Common Shares...................................  $   0.96   $   0.81   $   0.51
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Income:
  Property operations:
     United States(1)............................  $  476,098   $  457,592   $  333,494
     Mexico......................................      15,504       10,503        3,499
     Europe(2)...................................      27,771       16,045        8,059
                                                   ----------   ----------   ----------
          Total property operations segment......     519,373      484,140      345,052
                                                   ----------   ----------   ----------
  CDFS business:
     United States(3)............................      58,812       28,861       17,421
     Mexico......................................       1,517           --          133
     Europe(4)(5)................................      61,569       41,673        2,915
                                                   ----------   ----------   ----------
          Total CDFS business segment............     121,898       70,534       20,469
                                                   ----------   ----------   ----------
  Temperature-controlled distribution operations:
     North America(6)............................      11,950       10,791        7,349
     Europe(7)...................................     (20,298)      (4,364)      (7,535)
                                                   ----------   ----------   ----------
          Total temperature-controlled
            distribution operations segment......      (8,348)       6,427         (186)
                                                   ----------   ----------   ----------
  Reconciling items:
     Interest income.............................       7,267        6,369        2,752
     Income from unconsolidated entities.........       3,331          (78)          20
                                                   ----------   ----------   ----------
          Total reconciling items................      10,598        6,291        2,772
                                                   ----------   ----------   ----------
          Total income...........................  $  643,521   $  567,392   $  368,107
                                                   ==========   ==========   ==========
Net operating income:
  Property operations:
     United States(1)............................  $  448,074   $  424,633   $  306,920
     Mexico......................................      15,093       10,569        3,302
     Europe(2)...................................      29,029       15,437        7,710
                                                   ----------   ----------   ----------
          Total property operations segment......     492,196      450,639      317,932
                                                   ----------   ----------   ----------

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
  CDFS business:
     United States(3)............................      58,812       28,861       17,421
     Mexico......................................       1,517           --          133
     Europe(4)(5)................................      61,569       41,673        2,915
                                                   ----------   ----------   ----------
          Total CDFS business segment............     121,898       70,534       20,469
                                                   ----------   ----------   ----------
  Temperature-controlled distribution operations:
     North America(6)............................      11,950       10,791        7,349
     Europe(7)...................................     (20,298)      (4,364)      (7,535)
                                                   ----------   ----------   ----------
          Total temperature-controlled
            distribution operations segment......      (8,348)       6,427         (186)
                                                   ----------   ----------   ----------
  Reconciling items:
     Interest income.............................       7,267        6,369        2,752
     Income from unconsolidated entities.........       3,331          (78)          20
     General and administrative expense..........     (44,954)     (38,284)     (22,893)
     Depreciation and amortization...............    (151,483)    (152,447)    (100,590)
     Interest expense............................    (172,191)    (170,746)     (77,650)
     Interest rate hedge expense.................          --         (945)     (26,050)
     Other expenses..............................      (5,909)      (4,920)      (6,187)
                                                   ----------   ----------   ----------
          Total reconciling items................    (363,939)    (361,051)    (230,598)
                                                   ----------   ----------   ----------
          Earnings from operations...............  $  241,807   $  166,549   $  107,617
                                                   ==========   ==========   ==========
  Property operations:
     United States(8)............................  $3,887,601   $4,017,702   $3,073,248
     Mexico......................................     113,538      178,253       74,494
     Europe(8)...................................     308,457      387,362      309,639
                                                   ----------   ----------   ----------
          Total property operations segment......   4,309,596    4,583,317    3,457,381
                                                   ----------   ----------   ----------
  CDFS business:
     United States...............................     304,697      210,088      148,001
     Mexico......................................      26,288       13,249       16,465
     Europe(8)...................................     637,207      432,455      224,769
                                                   ----------   ----------   ----------
          Total CDFS business segment............     968,192      655,792      389,235
                                                   ----------   ----------   ----------
  Temperature controlled distribution operations:
     North America(8)............................     231,053      192,607      151,021
     Europe(8)...................................     191,981      214,008      221,566
                                                   ----------   ----------   ----------
          Total temperature controlled
            distribution operations segment......     423,034      406,615      372,587
                                                   ----------   ----------   ----------
  Reconciling items:
     Investments in unconsolidated entities......      70,807        2,442        1,520
     Cash........................................      57,870       69,338       63,140
     Accounts and notes receivable...............      43,040       31,084        1,313
     Other assets................................      73,795       99,452       45,553
                                                   ----------   ----------   ----------
          Total reconciling items................     245,512      202,316      111,526
                                                   ----------   ----------   ----------
          Total assets...........................  $5,946,334   $5,848,040   $4,330,729
                                                   ==========   ==========   ==========

---------------

(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in ProLogis California, ProLogis

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Rental income...............................................   $525,340     $464,034
Earnings from operations....................................   $170,681     $124,928
Earnings attributable to Common Shares before cumulative
  effect of accounting change...............................   $136,461     $ 78,847
Net earnings attributable to Common Shares..................   $135,021     $ 78,847
Weighted average Common Shares outstanding:
  Basic.....................................................    160,705      155,923
  Diluted...................................................    161,044      156,680
Basic per share net earnings attributable to Common Shares
  before cumulative effect of accounting change.............   $   0.85     $   0.51
Cumulative effect of accounting change......................      (0.01)          --
                                                               --------     --------
Basic per share net earnings attributable to Common
  Shares....................................................   $   0.84     $   0.51
                                                               ========     ========
Diluted per share net earnings attributable to Common Shares
  before cumulative effect of accounting change.............   $   0.85     $   0.50
Cumulative effect of accounting change......................      (0.01)          --
                                                               --------     --------
Diluted per share net earnings attributable to Common
  Shares....................................................   $   0.84     $   0.50
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

employee share purchase notes. The outstanding notes receivable at December 31, 2000 of $18,556,000 include $16,314,000 due from officers of ProLogis.

  Stock Options

     ProLogis has granted stock options under the Incentive Plan and the Outside Trustees Plan. Stock options outstanding as of December 31, 2000 are as follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                 NUMBER OF                         EXPIRATION   REMAINING
                                  OPTIONS     EXERCISE PRICE(1)       DATE        LIFE
                                 ---------   -------------------   ----------   ---------
Outside Trustees Plan(2).......     84,000      $17.50-$25.00      2001-2010    6.8 years
Employee stock purchase
  plan(3)......................  1,923,874        $21.21875          2007       6.7 years
Stock option plan(2)(3):
  1997 awards..................    234,701   $21.21875-$23.96875     2007       6.7 years
  1998 awards..................  1,217,610    $20.9375-$24.625       2008       7.8 years
  1999 awards..................  1,265,689   $17.1875-$19.71875      2009       8.7 years
  2000 awards..................  1,251,045    $20.0625- $24.25       2010       9.7 years
Meridian options(4)............    359,724    $16.375-$23.9375       2004       3.2 years
Options sold to unconsolidated
  entities(2)..................  1,383,963    $18.625-$24.5625     2008-2010    8.6 years
                                 ---------
          Total................  7,720,606
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                               DECEMBER 31, 2000

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

2001........................................................    76,875
2002........................................................   116,875
2003........................................................    46,300
2004........................................................    41,875
2005........................................................    55,575
2006 and thereafter.........................................    83,750
                                                               -------
          Total.............................................   421,250
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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
                                  ========    ========     ========        ========     ========

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

                                                  THREE MONTHS ENDED,
                                  ---------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    TOTAL
                                  ---------   --------   -------------   ------------   --------
1999:
  Rental income.................  $ 97,161    $131,251     $135,503        $127,911     $491,826
                                  ========    ========     ========        ========     ========
  Earnings from operations......  $ 25,046    $ 33,290     $ 58,674        $ 49,539     $166,549
  Minority interest share in
     earnings...................     1,169       1,434        1,139           1,237        4,979
  Gain on disposition of real
     estate.....................       715          --       25,643          12,636       38,994
  Foreign currency exchange
     gains (losses), net........    (8,283)     (4,012)       5,830         (10,353)     (16,818)
  Total income taxes............       374         585          534             (21)       1,472
                                  --------    --------     --------        --------     --------
  Earnings before cumulative
     effect in accounting
     change.....................    15,935      27,259       88,474          50,606      182,274
  Cumulative effect of
     accounting change..........     1,440          --           --              --        1,440
                                  --------    --------     --------        --------     --------
  Net earnings..................    14,495      27,259       88,474          50,606      180,834
  Less preferred share
     dividends..................    13,445      14,493       14,453          14,444       56,835
                                  --------    --------     --------        --------     --------
  Net earnings attributable to
     Common Shares..............  $  1,050    $ 12,766     $ 74,021        $ 36,162     $123,999
                                  ========    ========     ========        ========     ========
  Per Common Share:
     Basic net earnings
       attributable to Common
       Shares before cumulative
       effect of accounting
       change...................  $   0.02    $   0.08     $   0.46        $   0.22     $   0.82
     Cumulative effect of
       accounting change........     (0.01)         --           --              --        (0.01)
                                  --------    --------     --------        --------     --------
     Basic net earnings
       attributable to Common
       Shares...................  $   0.01    $   0.08     $   0.46        $   0.22     $   0.81
                                  ========    ========     ========        ========     ========
     Diluted earnings
       attributable to Common
       Shares before cumulative
       effect of accounting
       change...................  $   0.02    $   0.08     $   0.44        $   0.22     $   0.82
     Cumulative effect of
       accounting change........     (0.01)         --           --              --        (0.01)
                                  --------    --------     --------        --------     --------
     Diluted net earnings
       attributable to Common
       Shares...................  $   0.01    $   0.08     $   0.44        $   0.22     $   0.81
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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                               DECEMBER 31, 2000

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

     The following table summarizes the activity in derivative financial instruments for the years ended December 31, 2000 and 1999 (in millions):

                                                                     INTEREST      FOREIGN
                                                    INTEREST RATE   RATE SWAP    CURRENCY PUT
                                                      CONTRACTS     AGREEMENTS    OPTIONS(1)
                                                    -------------   ----------   ------------
Notional amounts as of December 31, 1998..........      $75.0        $  75.0        $  --
New contracts.....................................         --          169.9(2)      27.1
Matured or expired contracts......................         --             --         (3.9)
Terminated contracts..............................      (75.0)         (75.0)          --
                                                        -----        -------        -----
Notional amounts as of December 31, 1999..........      $  --        $ 169.9        $23.2
New contracts.....................................         --             --         55.5
Matured or expired contracts......................         --             --        (34.9)
Contracts transferred.............................         --         (169.9)(2)       --
                                                        -----        -------        -----
Notional amounts as of December 31, 2000..........      $  --        $    --        $43.8
                                                        =====        =======        =====

---------------

(1) ProLogis entered into foreign currency put option contracts during 2000 and 1999 related to its operations in Europe. The put option contracts provide ProLogis with the option to exchange euros for U.S. dollars

                                 PROLOGIS TRUST

                               DECEMBER 31, 2000

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

                                            PROLOGIS TRUST

                                            By:    /s/ EDWARD S. NEKRITZ
                                              ----------------------------------
                                                     Edward S. Nekritz
                                            Senior Vice President and Secretary

Date: April 15, 2002

                               INDEX TO EXHIBITS

     Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Articles of Amendment and Restatement of Declaration of
                            Trust of ProLogis (incorporated by reference to exhibit
                            4.1 to ProLogis' quarterly report on Form 10-Q for the
                            quarter ended June 30, 1999).
          3.2            -- Amended and Restated Bylaws of ProLogis (incorporated by reference to exhibit 3.2 to ProLogis' quarterly report on
                            Form 10-Q for the quarter ended June 30, 1999).
          4.1            -- Rights Agreement, dated as of December 31, 1993, between
                            ProLogis and State Street Bank and Trust Company, as
                            Rights Agent, including form of Rights Certificate
                            (incorporated by reference to exhibit 4.4 to ProLogis'
                            registration statement No. 33-78080).
          4.2            -- First Amendment to Rights Amendment, dated as of February
                            15, 1995, between ProLogis, State Street Bank and Trust
                            Company and The First National Bank of Boston, as
                            successor Rights Agent (incorporated by reference to
                            exhibit 3.1 to ProLogis' Form 10-Q for the quarter ended
                            September 30, 1995).
          4.3            -- Second Amendment to Rights agreement, dated as of June
                            22, 1995, between ProLogis, State Street Bank and Trust
                            Company and The First National Bank of Boston
                            (incorporated by reference to Exhibit 3.1 to ProLogis'
                            Form 10-Q for the quarter ended September 30, 1995).
          4.4            -- Third Amendment to Rights Agreement, dated as of October
                            11, 2001, among ProLogis, Fleet National Bank and
                            Equiserve Trust Company, N.A. (incorporated by reference
                            to exhibit 4.1 to ProLogis' Form 10-Q for the quarter
                            ended September 30, 2001).
          4.5            -- Form of share certificate for Common Shares of Beneficial
                            Interest of ProLogis (incorporated by reference to
                            exhibit 4.4 to ProLogis' registration statement No.
                            33-73382).
          4.6            -- ProLogis Trust Employee Share Purchase plan, as amended and restated (incorporated by reference to exhibit 4.7 to
                            ProLogis' Form S-8, dated September 27, 2001).
          4.7            -- Form of share certificate for Series A Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.7 to
                            ProLogis' Form 8-A registration statement relating to
                            such shares).
          4.8            -- 8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.9            -- Form of share certificate for Series B Cumulative
                            Convertible Redeemable Preferred Shares of Beneficial
                            Interest of ProLogis (incorporated by reference to
                            exhibit 4.8 to ProLogis' Form 8-A registration statement
                            relating to such shares).
          4.10           -- Form of share certificate for Series C Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.8 to
                            ProLogis' Form 10-K for the year ended December 31,
                            1996).
          4.11           -- 9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.12           -- 7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis' Form 8-K dated May 9, 1995).
          4.13           -- 7.30% Note due May 15, 2001 (incorporated by reference to exhibit 4.3 to ProLogis' Form 8-K dated May 9, 1995).
          4.14           -- 7.25% Note due May 15, 2000 (incorporated by reference to exhibit 4.2 to ProLogis' Form 8-K dated May 9, 1995).
          4.15           -- 7.125% Note due May 15, 1998 (incorporated by reference to exhibit 4.1 to ProLogis' Form 8-K dated May 9, 1995).
          4.16           -- 7.25% Note due May 15, 2002 (incorporated by reference to exhibit 4.1 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.17           -- 7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.18           -- 8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.19           -- 7.81% Medium-Term Notes, Series A, due February 1, 2015
                            (incorporated by reference to exhibit 4.17 to ProLogis'
                            Form 10-K for the year ended December 31, 1996).
          4.20           -- Indenture, dated as of March 1, 1995, between ProLogis
                            and State Street Bank and Trust Company, as Trustee
                            (incorporated by reference to exhibit 4.9 to ProLogis'
                            Form 10-K for the year ended December 31, 1994).
          4.21           -- Collateral Trust Indenture, dated as of July 22, 1993,
                            between Krauss/Schwartz Properties, Ltd. and NationsBank
                            of Virginia, N.A., as Trustee (incorporated by reference
                            to exhibit 4.10 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.22           -- First Supplement Collateral Trust Indenture, dated as of
                            October 28, 1994, among ProLogis Limited Partnership-IV,
                            Krauss/Schwartz Properties, Ltd., and NationsBank of
                            Virginia, N.A., as Trustee (incorporated by reference to
                            exhibit 10.6 to ProLogis' Form 10-Q for the quarter ended
                            September 30, 1994).
          4.23           -- Form of share certificate for Series D Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.21 of
                            ProLogis' Registration Statement No. 69001).
          4.24           -- Form of share certificate for Series E Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.22 of
                            ProLogis' Registration Statement No. 69001).
          4.25           -- 7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis' Form 8-K dated July 11, 1997).
          4.26           -- Form of 7.05% Promissory Note due July 15, 2006
                            (incorporated by reference to exhibit 4.24 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
          4.27           -- 7.00% Promissory Note due October 1, 2003 (incorporated by reference to exhibit 4.25 to ProLogis' Form 10-K for
                            the year ended December 31, 1999).
          4.28           -- Form of 6.70% Promissory Note due April 15, 2004
                            (incorporated by reference to exhibit 4.26 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
          4.29           -- Form of 7.10% Promissory Note due April 15, 2008
                            (incorporated by reference to exhibit 4.27 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1            -- Agreement of Limited Partnership of ProLogis Limited
                            Partnership-I, dated as of December 22, 1993, by and
                            among ProLogis, as general partner, and the limited
                            partners set forth therein (incorporated by reference to
                            exhibit 10.4 to ProLogis' Registration Statement No.
                            33-73382).
         10.2            -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-II, dated as of February 15,
                            1994, among ProLogis as general partner, and the limited
                            partners set forth therein (incorporated by reference to
                            exhibit 10.12 to ProLogis' Registration Statement No.
                            33-78080).
         10.3            -- Third Amended and Restated Investor Agreement, dated as of September 9, 1997, between ProLogis and SC Group
                            Incorporated (incorporated by reference to exhibit 10.3
                            to Security Capital Group Incorporated's Form 10-Q for
                            the quarter ended September 30, 1997).
         10.4            -- Form of Indemnification Agreement entered into between
                            ProLogis and its Trustees and executive officers
                            (incorporated by reference to exhibit 10.16 to ProLogis'
                            Registration Statement No. 33-73382).
         10.5            -- Indemnification Agreement between ProLogis and each of
                            its independent Trustees (incorporated by reference to
                            exhibit 10.16 to ProLogis' Form 10-K for the year ended
                            December 31, 1995).
         10.6            -- Declaration of Trust for the benefit of ProLogis'
                            independent Trustees (incorporated by reference to
                            exhibit 10.17 to ProLogis' Form 10-K for the year ended
                            December 31, 1995).
         10.7            -- Share Option Plan for Outside Trustees (incorporated by reference to exhibit 10.18 to ProLogis' Form 10-Q for the
                            quarter ended June 30, 1994).
         10.8            -- 1999 Dividend Reinvestment and Share Purchase Plan
                            (incorporated by reference to the Prospectus contained in
                            Registration Statement No. 333-75893).
         10.9            -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-III, dated as of October 28,
                            1994, by and among ProLogis, as general partner, and the
                            limited partners set forth therein (incorporated by
                            reference to exhibit 10.3 to ProLogis' Form 10-Q for the
                            quarter ended September 30, 1994).
         10.10           -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-IV, dated as of October 28,
                            1994, by and among ProLogis IV, Inc., as general partner,
                            and the limited partners set forth therein (incorporated
                            by reference to exhibit 10.4 to ProLogis' Form 10-Q for
                            the quarter ended September 30, 1994).
         10.11           -- Option Agreement and Consent, dated October 24, 1994, by and between ProLogis and Farm Bureau Life Insurance
                            Company (incorporated by reference to exhibit 10.7 to
                            ProLogis' Form 10-Q for the quarter ended September 30,
                            1994).
         10.12           -- Form of Secured Promissory Note and Pledge Agreement
                            relating to Share Purchase Program (incorporated by
                            reference to exhibit 10.17 to ProLogis' Form 10-K for the
                            year ended December 31, 1998).
         10.13           -- Loan Agreement, dated as of December 23, 1998, between
                            ProLogis and Connecticut General Life Insurance Company
                            (incorporated by reference to exhibit 10.19 to ProLogis'
                            Form 10-K for the year ended December 31, 1998).
         10.14           -- Tranche A Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity
                            Association of America (incorporated by reference to
                            exhibit 10.20 to ProLogis' Form 10-K for the year ended
                            December 31, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.15           -- Tranche B Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity
                            Association of America (incorporated by reference to
                            exhibit 10.21 to ProLogis' Form 10-K for the year ended
                            December 31, 1998).
         10.16           -- Stock Purchase Agreement among Meridian, Harris Trust &
                            Savings Bank, as Trustee for Ameritech Pension Trust, and
                            OTR, on behalf of and as nominee for the State Teachers
                            Retirement Board of Ohio, dated as of December 29, 1995
                            (incorporated by reference to Meridian's Registration
                            Statement No. 333-00018).
         10.17           -- Amended and Restated Loan Administration Agreement
                            between The Prudential Insurance Company of America and
                            Meridian, IndTennco Limited Partnership, Metro-Sierra
                            Limited Partnership, and Progress Center/Alabama Limited
                            Partnership, dated as of February 23, 1996 (incorporated
                            by reference to exhibit 10.24 to Meridian's Form 10-K for
                            the year ended December 31, 1996).
         10.18           -- Note Purchase Agreement among Meridian and The Travelers
                            Insurance Company (I/N/TRAL & CO.), United Services
                            Automobile Association (I/N/O SALKELD & CO.), The
                            Variable Annuity Life Insurance Company, The United
                            States Life Insurance Company in the City of New York,
                            All American Life Insurance Company, The Old Line Life
                            Insurance Company of America, The Lincoln National Life
                            Insurance Company, Lincoln Life & Annuity Company of New
                            York, First Penn-Pacific Life Insurance Company (I/N/O
                            CUDD & CO), Lincoln National Health & Casualty Insurance
                            Company, Allied Life Insurance Company "B" (I/N/O GERLACH
                            & CO), sons of Norway (I/N/O VAR & CO), Aid Association
                            for Lutherans (I/N/O NIMER & CO), Metropolitan Life
                            Insurance Company, National Life Insurance Company, Life
                            Insurance Company of the Southwest, Keyport Life
                            Insurance Company (I/N/O BOST & CO), Union Central Life
                            Insurance Company (I/N/O HARE & CO), and Pan-American
                            Life Insurance Company, dated November 15, 1997
                            (incorporated by reference to exhibit 10.66 to Meridian's
                            Form 10-K for the year ended December 31, 1997).
         10.19           -- Credit Agreement among ProLogis Trust, NationsBank, N.A.,
                            Commerzbank Aktien Gesellschaft, New York Branch, Chase
                            Bank of Texas, National Association and Lenders Named
                            Herein, dated as of March 29, 1999 (incorporated by
                            reference to exhibit 10.1 to ProLogis' Form 8-K dated
                            April 16, 1999).
         10.20           -- Credit Agreement among ProLogis Trust, as Borrower and
                            Guarantor, ProLogis Logistics Services Incorporated, as
                            Borrower, ProLogis Development Services Incorporated, as
                            Borrower, Bank of America N.A., as Administrative Agent,
                            Commerzbank Aktiengellschaft, New York Branch, as
                            Syndication Agent, Chase Bank of Texas, National
                            Association, as Documentation Agent, First Union National
                            Bank and Societe Generale, Southwest Agency, as Managing
                            Agents and the Lenders Named Herein as Lenders, as of
                            June 6, 2000 (incorporated by reference to exhibit 10.2
                            to ProLogis' Form 10-Q for the quarter ended June 30,
                            2000).
         10.21           -- Mortgage Noted dated as of March 29, 1999 between
                            ProLogis Trust and Pro-Industrial Funding Company, Inc.
                            (incorporated by reference to exhibit 10.1 to ProLogis'
                            Form 8-K dated May 17, 1999).
         10.22           -- Agreement of Limited Partnership of Meridian Realty
                            Partners, L.P. (incorporated by reference to exhibit 99.1
                            to ProLogis' Registration Statement No. 333-86081).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23           -- ProLogis Trust 1997 Long-Term Incentive Plan (as Amended
                            and Restated Effective as of May 18, 2000 (incorporated
                            by reference to exhibit 10.1 to ProLogis' Form 10-Q for
                            the quarter ended June 30, 2000).
         10.24           -- Multi-Currency Revolving Credit Facility Agreement among
                            PLD Europe Finance B.V. and PLD U.K. Finance B.V. as
                            Original Borrowers, ProLogis Trust as guarantor, ABN AMRO
                            Bank N.V. as Arranger and Societe Generale as
                            Co-Arranger, ABN AMRO Bank N.S. as Agent and Issuing bank
                            as Banks as defined herein, dated December 17, 1999
                            (incorporated by reference to exhibit 10.24 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
         10.25           -- Form of Executive Protection Agreements entered into
                            between ProLogis and K. Dane Brooksher and Irving F.
                            Lyons III, dated as of June 24, 1999. (incorporated by
                            reference to exhibit 10.25 to ProLogis' Form 10-K for the
                            year ended December 31, 1999).
         10.26           -- Form of Executive Protection Agreements entered into
                            between ProLogis and Walter C. Rakowich, Jeffrey H.
                            Schwartz, Robert J. Watson and John W. Seiple, dated as
                            of June 24, 1999 (incorporated by reference to exhibit
                            10.26 to ProLogis' Form 10-K for the year ended December
                            31, 1999).
         10.27*          -- Special Equity Agreement between ProLogis and K. Dane
                            Brooksher, dated as of December 15, 2000.
         12.1*           -- Statement re: Computation of Ratio of Earnings to Fixed
                            Charges.
         12.2*           -- Statement re: Computation of Ratio of Earnings to
                            Combined Fixed Charges and Preferred Share Dividends.
         21.1*           -- Subsidiaries of ProLogis.
         23.1            -- Consent of Arthur Andersen LLP.
         23.2            -- Consent of KPMG -- Stockholm, Sweden.
         23.3*           -- Report of KPMG -- Stockholm, Sweden.
         23.4            -- Consent of KPMG -- New York, New York.
         23.5*           -- Report of KPMG -- New York, New York.
         24.1*           -- Power of Attorney.
         99.1*           -- Limited Liability Company Agreement of Kingspark LLC
                            dated as of January 2, 2001.
         99.2*           -- Promissory Note from Kingspark LLC to ProLogis dated
                            January 5, 2001.
         99.3*           -- Promissory Note from K. Dane Brooksher to ProLogis dated
                            January 5, 2001.
         99.4*           -- Purchase and Sale Agreement, dated as of January 2, 2001, among Kingspark Holding S.A., Kingspark Holdings LLC and
                            Kingspark LLC.
         99.5*           -- Limited Liability Company Agreement of CSI/Frigo LLC
                            dated as of January 2, 2001.
         99.6*           -- Promissory Note from CSI/Frigo LLC to ProLogis dated
                            January 5, 2001.
         99.7*           -- Purchase and Sale Agreement, dated as of January 2, 2001 among ProLogis Logistics Services Incorporated, SCI
                            Logistics Holdings LLC and CSI/Frigo LLC.
         99.8*           -- Promissory Note from K. Dane Brooksher GoProLogis
                            Incorporated dated July 18, 2000.
         99.9*           -- Option Agreement dated as of July 18, 2000 among
                            GoProLogis Incorporated, K. Dane Brooksher and ProLogis.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         99.10*          -- Promissory Note from K. Dane Brooksher to ProLogis
                            Broadband (1) Incorporated dated September 20, 2000.
         99.11*          -- Promissory Note from K. Dane Brooksher to ProLogis
                            Broadband (1) Incorporated dated January 4, 2001.
         99.12*          -- Option Agreement dated as of September 20, 2000 among
                            ProLogis Broadband (1) Incorporated, K. Dane Brooksher
                            and ProLogis.
         99.13*          -- Letter dated April 3, 2002 to the United States
                            Securities and Exchange Commission related to audit
                            performed by Arthur Andersen LLP (incorporated by
                            reference to ProLogis' Form 10-K/A#1 filed April 5,
                            2002).

---------------

* Previously filed.