Form 10-Q/A
period 2001-03-31
PROLOGIS TRUST
filed 2002-04-15
CIK 899881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                 FORM 10-Q/A #2

                             ---------------------

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

                               Yes [X]     No [ ]

     The number of shares outstanding of the Registrant's common stock as of May 10, 2001 was 173,975,171.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PROLOGIS TRUST

                                     INDEX

                                                                          PAGE
                                                                        NUMBER(S)
                                                                        ---------
PART I.   FINANCIAL INFORMATION
          Item 1.  Consolidated Condensed Financial Statements:
          Consolidated Condensed Balance Sheets -- March 31, 2001 and
                    December 31, 2000.................................     2
          Consolidated Condensed Statements of Earnings and
            Comprehensive Income -- Three Months Ended March 31, 2001
                    and 2000..........................................     3
          Consolidated Condensed Statements of Cash Flows -- Three
            Months Ended March 31, 2001 and 2000......................     4
          Notes to Consolidated Condensed Financial Statements........   5-26
          Report of Independent Public Accountants....................    27
          Item 2.  Management's Discussion and Analysis of Financial
            Condition and
                   Results of Operations..............................   28-37
          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk........................................    38

PART II.  OTHER INFORMATION
          Item 4.  Submission of Matters to a Vote of Securities
                   Holders............................................    38
          Item 5.  Other Information..................................    38
          Item 6.  Exhibits...........................................    38

                                 PROLOGIS TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
ASSETS
Real estate.................................................  $4,560,316     $4,689,492
  Less accumulated depreciation.............................     505,890        476,982
                                                              ----------     ----------
                                                               4,054,426      4,212,510
Investments in and advances to unconsolidated entities......   1,260,650      1,453,148
Cash and cash equivalents...................................      33,522         57,870
Accounts and notes receivable...............................      57,198         50,856
Other assets................................................     163,966        171,950
                                                              ----------     ----------
          Total assets......................................  $5,569,762     $5,946,334
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Lines of credit...........................................  $  120,210     $  439,822
  Senior unsecured debt.....................................   1,700,086      1,699,989
  Mortgage notes and other secured debt.....................     536,172        537,925
  Accounts payable and accrued expenses.....................     121,269        107,494
  Construction payable......................................      14,205         40,925
  Distributions and dividends payable.......................         729         57,739
  Other liabilities.........................................      90,887         88,439
                                                              ----------     ----------
          Total liabilities.................................   2,583,558      2,972,333
                                                              ----------     ----------
Minority interest...........................................      46,291         46,630
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
     shares issued and outstanding at March 31, 2001 and
     December 31, 2000; stated liquidation preference of
     $25.00 per share.......................................     135,000        135,000
  Series B Preferred Shares; $0.01 par value; 6,256,100
     shares issued and outstanding at December 31, 2000;
     stated liquidation preference of $25.00 per share......          --        156,403
  Series C Preferred Shares; $0.01 par value; 2,000,000
     shares issued and outstanding at March 31, 2001 and
     December 31, 2000; stated liquidation preference of
     $50.00 per share.......................................     100,000        100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000
     shares issued and outstanding at March 31, 2001 and
     December 31, 2000; stated liquidation preference of
     $25.00 per share.......................................     250,000        250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000
     shares issued and outstanding at March 31, 2001 and
     December 31, 2000; stated liquidation preference of
     $25.00 per share.......................................      50,000         50,000
  Common shares of beneficial interest; $0.01 par value;
     173,679,733 shares issued and outstanding at March 31,
     2001 and 165,287,358 shares issued and outstanding at
     December 31, 2000......................................       1,737          1,653
Additional paid-in capital..................................   2,907,314      2,740,136
Employee share purchase notes...............................     (18,049)       (18,556)
Accumulated other comprehensive income......................     (76,452)       (33,768)
Distributions in excess of net earnings.....................    (409,637)      (453,497)
                                                              ----------     ----------
          Total shareholders' equity........................   2,939,913      2,927,371
                                                              ----------     ----------
          Total liabilities and shareholders' equity........  $5,569,762     $5,946,334
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 PROLOGIS TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Income:
  Rental income.............................................   $119,244     $120,809
  Other real estate income..................................     31,124       18,945
  Income from unconsolidated entities.......................      8,157       21,367
  Interest..................................................      1,124        1,871
                                                               --------     --------
          Total income......................................    159,649      162,992
                                                               --------     --------
Expenses:
  Rental expenses, net of recoveries of $24,864 in 2001 and
     $23,162 in 2000, including amounts paid to affiliate of
     $174 in 2001 and $306 in 2000..........................      6,762        6,547
  General and administrative, including amounts paid to
     affiliate of $170 in 2001 and $224 in 2000.............     14,417       11,241
  Depreciation and amortization.............................     37,860       39,474
  Interest..................................................     41,522       41,986
  Other.....................................................      1,243        1,218
                                                               --------     --------
          Total expenses....................................    101,804      100,466
                                                               --------     --------
Earnings before minority interest...........................     57,845       62,526
Minority interest share in earnings.........................      1,376        1,654
                                                               --------     --------
Earnings before gain (loss) on disposition of real estate
  and foreign currency exchange gains (losses)..............     56,469       60,872
Gain (loss) on disposition of real estate...................     (1,198)       5,108
Foreign currency exchange gains (losses), net...............      2,657       (6,520)
                                                               --------     --------
Earnings before income taxes................................     57,928       59,460
Income taxes:
  Current income tax expense................................      1,580          117
  Deferred income tax expense...............................        909           --
                                                               --------     --------
          Total income taxes................................      2,489          117
                                                               --------     --------
Net earnings................................................     55,439       59,343
Less preferred share dividends..............................     11,432       14,405
                                                               --------     --------
Net earnings attributable to Common Shares..................     44,007       44,938
Other comprehensive income:
  Foreign currency translation adjustments..................    (42,684)     (22,574)
                                                               --------     --------
Comprehensive income........................................   $  1,323     $ 22,364
                                                               ========     ========
Weighted average Common Shares outstanding -- Basic.........    167,297      162,124
                                                               ========     ========
Weighted average Common Shares outstanding -- Diluted.......    174,371      162,281
                                                               ========     ========
Basic net earnings attributable to Common Shares............   $   0.26     $   0.28
                                                               ========     ========
Diluted net earnings attributable to Common Shares..........   $   0.25     $   0.28
                                                               ========     ========
Distributions per Common Share..............................   $  0.345     $  0.335
                                                               ========     ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 PROLOGIS TRUST

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED,
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Operating activities:
  Net earnings..............................................  $  55,439   $  59,343
  Minority interest share in earnings.......................      1,376       1,654
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     37,860      39,474
     (Gain) loss on disposition of real estate..............      1,198      (5,108)
     Straight-lined rents...................................     (1,649)     (1,921)
     Amortization of deferred loan costs....................      1,222         987
     Stock-based compensation...............................      1,614         697
     Income from unconsolidated entities....................     (4,949)    (19,029)
     Foreign currency exchange (gains) losses, net..........     (3,274)      6,553
     Deferred income tax expense............................        909          --
  Decrease (increase) in accounts receivable and other
     assets.................................................          2     (21,869)
  Increase in accounts payable, accrued expenses and other
     liabilities............................................     15,045      32,294
  Decrease in amount due to affiliate.......................         --         119
                                                              ---------   ---------
          Net cash provided by operating activities.........    104,793      93,194
                                                              ---------   ---------
Investing activities:
  Real estate investments...................................   (185,098)   (122,289)
  Tenant improvements and lease commissions on previously
     leased space...........................................     (4,312)     (5,435)
  Recurring capital expenditures............................     (3,936)     (5,142)
  Proceeds from dispositions of real estate.................    236,900      98,353
  Net (advances to) amounts received from unconsolidated
     entities...............................................    209,783     (18,460)
  Cash balances contributed with ProLogis European
     Properties S.a.r.l. ...................................         --     (17,968)
                                                              ---------   ---------
          Net cash provided by (used in) investing
            activities......................................    253,337     (70,941)
                                                              ---------   ---------
Financing activities:
  Proceeds from exercised options and dividend reinvestment
     and share purchase plans...............................     13,150       3,800
  Payments for the redemption of Series B convertible
     preferred shares.......................................     (4,583)         --
  Distributions paid on Common Shares.......................    (57,158)    (54,210)
  Distributions paid to minority interest holders...........     (1,752)     (1,867)
  Distributions paid on preferred shares....................    (11,432)    (14,561)
  Principal payments received on employee share purchase
     notes..................................................        507         540
  Proceeds from settlement of derivative financial
     instruments............................................         --         140
  Proceeds from lines of credit.............................    200,920     268,126
  Payments on lines of credit...............................   (520,532)   (192,400)
  Regularly scheduled principal payments on mortgage
     notes..................................................     (1,598)     (1,789)
                                                              ---------   ---------
          Net cash provided by (used in) financing
            activities......................................   (382,478)      7,779
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (24,348)     30,032
Cash and cash equivalents, beginning of period..............     57,870      69,338
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  33,522   $  99,370
                                                              =========   =========

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

                                 PROLOGIS TRUST

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

                                 PROLOGIS TRUST

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
Gains (losses) from the remeasurement of third party debt
  and remeasurement and settlement of intercompany debt,
  net.......................................................  $1,872    $(7,024)
Mark to market gains on foreign currency put option
  contracts(1)..............................................   1,012         57
Gains (losses) from the settlement of foreign currency put
  option contracts, net.....................................    (255)       480
Other gains (losses), net...................................      28        (33)
                                                              ------    -------
                                                              $2,657    $(6,520)
                                                              ======    =======

---------------

(1) Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized.

2.  AMENDED QUARTERLY REPORT ON FORM 10-Q/A #1

     ProLogis' Quarterly Report on Form 10-Q for the period ended March 31, 2001 originally filed on May 10, 2001 included the financial position and results of operations of ProLogis' subsidiary, Kingspark Holding S.A. and subsidiaries ("Kingspark S.A."), in its unaudited consolidated condensed financial statements on a consolidated basis. Until January 5, 2001, ProLogis owned only the non-voting preferred stock of Kingspark S.A. and reported its investment in Kingspark S.A. under the equity method. On that date, ProLogis acquired 95% of the membership interest (all non-voting) in Kingspark LLC, which acquired the voting common stock of Kingspark S.A. After the change in the ownership structure, ProLogis believed it had control of Kingspark S.A. and began consolidating it in its financial statements along with its other majority-owned and controlled subsidiaries and partnerships. After reconsideration of the facts underlying its ownership position, ProLogis determined it did not have control of Kingspark S.A. as it held no voting interest, and therefore, consolidation was deemed inappropriate. Therefore, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2001 included in this Form 10-Q/A #1 to reflect its investment in Kingspark S.A. under the equity method, consistent with its reporting of this investment prior to January 5, 2001. Further, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2001 included in this Form 10-Q/A #1 to reflect its investments in two other entities, whose sole purpose is to hold preferred stock in technology companies, under the equity method. ProLogis began consolidating these entities in 2001, but as with Kingspark S.A., subsequently determined that its ownership interest did not give it control. These changes in reporting have no effect on ProLogis' shareholders equity as of March 31, 2001 or its net earnings attributable to Common Shares, net earnings attributable to Common Shares per share or comprehensive income for the three months ended March 31, 2001. These changes in reporting did result in changes in certain financial statement amounts as of and for the three months ended March 31, 2001. The most significant of which are as follows (in thousands):

                                                                           PREVIOUSLY
                                                              AS AMENDED    REPORTED
                                                              ----------   ----------
Real estate.................................................  $4,560,316   $4,866,802
Investments in and advances to unconsolidated entities......  $1,260,650   $  895,776
Other real estate income....................................  $   31,124   $   42,854
Income (loss) from unconsolidated entities..................  $    8,157   $   (2,044)

                                 PROLOGIS TRUST

3.  REAL ESTATE

  REAL ESTATE INVESTMENTS

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                          MARCH 31,        DECEMBER 31,
                                                             2001              2000
                                                          ----------       ------------
Operating facilities:
  Improved land.........................................  $  623,799        $  648,950(1)
  Buildings and improvements............................   3,556,960         3,619,543(1)
                                                          ----------        ----------
                                                           4,180,759         4,268,493
                                                          ----------        ----------
Facilities under development (including cost of land)...     186,418(2)(3)     186,020(2)
Land held for development...............................     171,787(4)        187,405(4)
Capitalized preacquisition costs........................      21,352(5)         47,574(5)
                                                          ----------        ----------
          Total real estate.............................   4,560,316         4,689,492
Less accumulated depreciation...........................     505,890           476,982
                                                          ----------        ----------
          Net real estate...............................  $4,054,426        $4,212,510
                                                          ==========        ==========

---------------
(1) As of March 31, 2001 and December 31, 2000, ProLogis had 1,231 and 1,244 operating facilities, respectively, consisting of 125,175,000 and 126,275,000 square feet, respectively.

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

                                 PROLOGIS TRUST

  OPERATING LEASE AGREEMENTS

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of March 31, 2001, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

Remainder of 2001...........................................  $  328,514
2002........................................................     369,563
2003........................................................     286,967
2004........................................................     205,072
2005........................................................     140,376
2006 and thereafter.........................................     276,260
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

4.  UNCONSOLIDATED ENTITIES:

  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
Temperature-controlled distribution companies:
  Investment in CSI/Frigo LLC(1)............................  $    2,827    $       --
  Investment in ProLogis Logistics(1).......................     117,163         7,163
  Investment in Frigoscandia S.A.(1)........................     (61,333)      (50,761)
  Notes receivable -- ProLogis Logistics/CSI................          --       162,856
  Mortgage notes receivable -- CSI..........................          --        24,082
  Other receivables -- ProLogis Logistics/CSI...............       1,946        36,952
  Notes receivable -- Frigoscandia S.A. ....................     254,595       208,945
  Other receivables -- Frigoscandia S.A. ...................      35,282        33,797
                                                              ----------    ----------
                                                                 350,480       423,034
                                                              ----------    ----------
CDFS business:
  Kingspark LLC(2)..........................................       8,493            --
  Kingspark S.A.(2).........................................     414,187       570,582
                                                              ----------    ----------
                                                                 422,680       570,582
                                                              ----------    ----------

                                 PROLOGIS TRUST

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
ProLogis California(3)......................................     121,215       132,243
ProLogis North American Properties Fund I(4)................      45,926        10,369
ProLogis North American Properties Fund II(5)...............       5,417        13,408
ProLogis European Properties Fund II(6).....................     241,216       147,938
ProLogis European Properties S.a.r.l.(6)....................          --        84,767
Insight(7)..................................................       2,459         2,470
ProLogis Equipment Services(8)..............................         892           450
GoProLogis(9)...............................................      56,315        56,315
ProLogis PhatPipe(10).......................................      14,050        11,572
                                                              ----------    ----------
          Total.............................................  $1,260,650    $1,453,148
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

 (2) ProLogis directly owns all of the non-voting preferred stock of Kingspark S.A., representing a 95% interest in its earnings. Kingspark LLC, a limited liability company, owns 100% of the voting common stock of Kingspark S.A. ProLogis owns 95% of the membership interests (all non-voting) of Kingspark LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 5% of the membership interests (all voting) and is the managing member. Mr. Brooksher may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC which was loaned to him by ProLogis. The recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8.0%. Mr. Brooksher's membership interests

                                 PROLOGIS TRUST
     entitle him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Neither ProLogis' ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher, result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' financial statements. See Note 10.

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

 (8) Investment represents ProLogis Development Services' equity investment in ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' share of the earnings or loss of ProLogis Equipment Services. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management

                                 PROLOGIS TRUST
     services for such equipment. ProLogis Development Services had a 50.0% ownership interest in ProLogis Equipment Services as of March 31, 2001.

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

(10) ProLogis owns 100% of the non-voting preferred stock ($6.0 million of cash invested and $6.0 million of preferred stock received under a license fee agreement) of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") that has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. ProLogis has committed to fund an additional $2.0 million to ProLogis PhatPipe during 2001 under the terms of a stock purchase agreement. ProLogis PhatPipe also received $6.0 million of non-cumulative preferred stock of PhatPipe and a receivable for $2.0 million, both under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period. Investment amount also includes $50,000 of other costs associated with this investment. This investment was made on September 20, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the three-year term of the agreement. ProLogis accounts for its investment in ProLogis PhatPipe under the equity method. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe since the investment was made in 2000. As of March 31, 2001, ProLogis had deferred $6.6 million of income related to the license fee agreement. ProLogis' net investment in ProLogis PhatPipe was $7.5 million as of March 31, 2001 ($12.0 million of non-cumulative preferred stock, a $2.0 million receivable and $50,000 of additional costs offset by $6.6 million of deferred income). ProLogis' investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in its earnings. The voting interest of ProLogis PhatPipe represents a 2% interest in its earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed recourse promissory notes with an aggregate of $122,449 principal amount to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal

                                 PROLOGIS TRUST
     amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe but ProLogis does have an option to acquire his interest beginning in 2001 at a price equal to the principal amount plus accrued interest under the promissory notes. See Note 10.

  INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Temperature-controlled distribution companies(1)............  $(9,472)   $ 1,197
Kingspark S.A.(2)...........................................   10,253      4,820
ProLogis California(3)......................................    3,067      3,099
ProLogis North American Properties Fund I(4)................    1,352         --
ProLogis North American Properties Fund II(5)...............      341         --
ProLogis European Properties Fund(6)........................      402      7,324
ProLogis European Properties S.a.r.l.(7)....................       36      4,927
Insight.....................................................      (10)        --
GoProLogis(8)...............................................    1,521         --
ProLogis PhatPipe(8)........................................      667         --
                                                              -------    -------
                                                              $ 8,157    $21,367
                                                              =======    =======

---------------

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

                                 PROLOGIS TRUST

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

  TEMPERATURE-CONTROLLED DISTRIBUTION COMPANIES

     ProLogis had the following investments in temperature-controlled distribution companies accounted for under the equity method as of March 31, 2001:

     - Investment in 100% of the non-voting preferred stock of ProLogis Logistics and 100% of the non-voting preferred stock of Frigoscandia S.A. and in the non-voting membership interests of CSI/Frigo LLC which owns the voting common stock of ProLogis Logistics and Frigoscandia S.A. These combined investments entitle ProLogis to recognize in excess of 99% of the earnings of these entities.

     - ProLogis had amounts due from Frigoscandia S.A. or its subsidiaries in the currency equivalent of $289.9 million.

     - ProLogis had amounts due from ProLogis Logistics or its subsidiaries of $1.9 million.

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

  KINGSPARK S.A.

     On August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution facility development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis Kingspark"). ProLogis had the following investments in Kingspark S.A. and Kingspark LLC accounted under the equity method as of March 31, 2001:

     - Investment in 100% of the non-voting preferred stock of Kingspark S.A. and in 95% of the membership interests (all non-voting) of Kingspark LLC. Kingspark LLC owns the voting common stock of Kingspark S.A. These combined investments entitle ProLogis to recognize 99.75% of the combined earnings of these entities.

                                 PROLOGIS TRUST

     - 81.5 million pound sterling (the currency equivalent of approximately $118.0 million as of March 31, 2001) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 6.3% per annum for borrowings outstanding at March 31, 2001; due on demand;

     - $129.4 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand; and

     - 85.6 million pound sterling (the currency equivalent of approximately $123.8 million as of March 31, 2001) mortgage note from Kingspark S.A.; secured by land parcels and facilities under development; interest at 7.5% per annum; due on demand.

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

  PROLOGIS CALIFORNIA I LLC

     ProLogis' total investment in ProLogis California as of March 31, 2001 consisted of (in millions):

Equity interest.............................................  $160.1
Distributions ($3.7 million received in 2001)...............   (27.3)
ProLogis' share of ProLogis California's earnings, excluding
  fees earned...............................................    14.8
                                                              ------
          Subtotal..........................................   147.6
Adjustments to carrying value(1)............................   (28.3)
Other, (including acquisition costs), net...................     1.5
                                                              ------
          Subtotal..........................................   120.8
Other receivables...........................................     0.4
                                                              ------
          Total.............................................  $121.2
                                                              ======

---------------

(1) Reflects the reduction in carrying value for the amount of net gain on the disposition of properties to ProLogis California that does not qualify for current income recognition due to ProLogis' continuing ownership in ProLogis California.

                                 PROLOGIS TRUST

  PROLOGIS NORTH AMERICAN PROPERTIES FUND I

     ProLogis' and ProLogis Development Services' total investment in ProLogis North American Properties Fund I as of March 31, 2001 consisted of (in millions):

Equity interest.............................................  $52.7
Distributions ($0.6 million received in 2001)...............   (1.0)
ProLogis' share of ProLogis North American Properties Fund's
  earnings, excluding fees earned...........................    1.1
                                                              -----
          Subtotal..........................................   52.8
Adjustments to carrying value(1)............................   (9.7)
Other (including acquisition costs), net....................    2.7
                                                              -----
          Subtotal..........................................   45.8
Other receivables...........................................    0.1
                                                              -----
          Total.............................................  $45.9
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

  PROLOGIS NORTH AMERICAN PROPERTIES FUND II

     ProLogis' and ProLogis Development Services' total investment in ProLogis North American Properties Fund II as of March 31, 2001 consisted of (in millions):

Equity interest.............................................  $14.0
Adjustments to carrying value(1)............................   (7.0)
Other (including acquisition costs, net.....................    1.3
                                                              -----
          Subtotal..........................................    8.3
Other payables..............................................   (2.9)
                                                              -----
          Total.............................................  $ 5.4
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

                                 PROLOGIS TRUST

  PROLOGIS EUROPEAN PROPERTIES FUND

     ProLogis' total investment in ProLogis European Properties Fund as of March 31, 2001 consisted of (in millions of U.S. dollars):

Equity interest.............................................  $251.5
Distributions ($5.4 million received in 2001)...............    (9.4)
ProLogis' share of ProLogis European Properties Fund's
  earnings, excluding fees earned...........................     9.3
                                                              ------
          Subtotal..........................................   251.4
Adjustments to carrying value(1)............................   (29.2)
Other (including acquisitions costs), net...................    (9.5)
                                                              ------
          Subtotal..........................................   212.7
Other receivables...........................................    28.5
                                                              ------
          Total.............................................  $241.2
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

                                                                                                      PROLOGIS     PROLOGIS
                                                                                         PROLOGIS      NORTH         NORTH
                                                                                         EUROPEAN     AMERICAN     AMERICAN
                                PROLOGIS     FRIGOSCANDIA   KINGSPARK     PROLOGIS      PROPERTIES   PROPERTIES   PROPERTIES
                              LOGISTICS(1)     S.A.(1)       S.A.(1)    CALIFORNIA(2)    FUND(3)     FUND I(4)    FUND II(5)
                              ------------   ------------   ---------   -------------   ----------   ----------   -----------
Total assets................     $368.8         $480.3       $470.7        $598.4         $964.0       $363.1       $235.7(6)
Total liabilities(7)........     $250.8         $548.8       $418.5        $303.2         $420.4       $236.9       $165.0
Minority interest...........     $   --         $   --       $   --        $   --         $   --       $   --       $   --
Equity......................     $118.0         $(68.5)      $ 52.2        $295.2         $543.6       $126.2       $ 70.7
Revenues....................     $ 77.2         $ 91.3       $ 19.6        $ 16.2         $ 20.0       $ 11.5       $  1.0
Net earnings (loss)(8)......     $ (1.8)        $(10.4)(9)   $ 10.6(10)    $  4.5         $  2.2(11)   $  1.8       $  0.2

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

                                 PROLOGIS TRUST

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

                                 PROLOGIS TRUST

7.  EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net earnings attributable to Common Shares..................  $ 44,007   $ 44,938
Add: Series B preferred share dividends.....................        81         --
                                                              --------   --------
Adjusted net earnings attributable to Common Shares.........  $ 44,088   $ 44,938
                                                              ========   ========
Weighted average Common Shares outstanding -- Basic.........   167,297    162,124
Incremental weighted average effect of common share
  equivalents and contingently issuable shares..............       811        157
Weighted average convertible Series B preferred shares......     6,263         --
                                                              --------   --------
Adjusted weighted average Common Shares
  outstanding -- Diluted....................................   174,371    162,281
Per share net earnings attributable to Common Shares:
  Basic.....................................................  $   0.26   $   0.28
                                                              ========   ========
  Diluted...................................................  $   0.25   $   0.28
                                                              ========   ========

     For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Series B preferred shares...................................     --   8,968
                                                              =====   =====
Limited partnership units...................................  5,088   5,587
                                                              =====   =====

8.  BUSINESS SEGMENTS:

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

     - CDFS business represents the development of industrial distribution facilities by ProLogis and Kingspark S.A. (which is not consolidated in ProLogis' financial statements) in the United States, Mexico and Europe (see Note 4) which are often disposed of to third parties or entities in which ProLogis has an ownership interest and the development of industrial distribution facilities by ProLogis and Kingspark S.A. on a fee basis for third parties in the United States, Mexico and Europe; the

                                 PROLOGIS TRUST
       development activities of ProLogis and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

     - Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.). The operations of these entities are considered to be one operating segment. See Note 4.

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

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Income:
  Property operations:
     United States(1).......................................  $119,091   $119,765
     Mexico.................................................     4,230      3,342
     Europe(2)..............................................     1,121     13,053
                                                              --------   --------
          Total property operations segment.................   124,442    136,160
                                                              --------   --------
  CDFS business:
     United States(3).......................................    28,253     16,812
     Mexico.................................................       (10)       697
     Europe(4)(5)...........................................    13,134      6,255
                                                              --------   --------
          Total CDFS business segment.......................    41,377     23,764
                                                              --------   --------
  Temperature-controlled distribution operations:
     North America(6).......................................    (1,744)     2,871
     Europe(7)..............................................    (7,728)    (1,674)
                                                              --------   --------
          Total temperature-controlled distribution
            operations segment..............................    (9,472)     1,197
                                                              --------   --------
  Reconciling items:
     Interest income........................................     1,124      1,871
     Income from unconsolidated entities....................     2,178         --
                                                              --------   --------
          Total reconciling items...........................     3,302      1,871
                                                              --------   --------
          Total income......................................  $159,649   $162,992
                                                              ========   ========
Net operating income:
  Property operations:
     United States(1).......................................  $112,424   $112,874
     Mexico.................................................     4,434      3,247
     Europe(2)..............................................       822     13,492
                                                              --------   --------
          Total property operations segment.................   117,680    129,613
                                                              --------   --------

                                 PROLOGIS TRUST

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
  CDFS business:
     United States(3).......................................    28,253     16,812
     Mexico.................................................       (10)       697
     Europe(4)(5)...........................................    13,134      6,255
                                                              --------   --------
          Total CDFS business segment.......................    41,377     23,764
                                                              --------   --------
  Temperature-controlled distribution operations:
     North America(6).......................................    (1,744)     2,871
     Europe(7)..............................................    (7,728)    (1,674)
                                                              --------   --------
          Total temperature-controlled distribution
            operations segment..............................    (9,472)     1,197
                                                              --------   --------
  Reconciling items:
     Interest income........................................     1,124      1,871
     Income from unconsolidated entities....................     2,178         --
     General and administrative expense.....................   (14,417)   (11,241)
     Depreciation and amortization..........................   (37,860)   (39,474)
     Interest expense.......................................   (41,522)   (41,986)
     Other expenses.........................................    (1,243)    (1,218)
                                                              --------   --------
          Total reconciling items...........................   (91,740)   (92,048)
                                                              --------   --------
          Earnings before minority interest.................  $ 57,845   $ 62,526
                                                              ========   ========

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
Property operations:
  United States(8)..........................................  $3,754,058    $3,887,601
  Mexico....................................................     119,805       113,538
  Europe(8).................................................     324,182       308,457
                                                              ----------    ----------
          Total property operations segment.................   4,198,045     4,309,596
                                                              ----------    ----------
CDFS business:
  United States.............................................     281,302       304,697
  Mexico....................................................      30,425        26,288
  Europe(8).................................................     521,961       637,207
                                                              ----------    ----------
          Total CDFS business segment.......................     833,688       968,192
                                                              ----------    ----------
Temperature-controlled distribution operations:
  North America(8)..........................................     120,928       231,053
  Europe(8).................................................     229,552       191,981
                                                              ----------    ----------
          Total temperature-controlled distribution
            operations segment..............................     350,480       423,034
                                                              ----------    ----------

                                 PROLOGIS TRUST

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
Reconciling items:
  Investments in unconsolidated entities....................      73,716        70,807
  Cash......................................................      33,522        57,870
  Accounts and notes receivable.............................      21,288        43,040
  Other assets..............................................      59,023        73,795
                                                              ----------    ----------
          Total reconciling items...........................     187,549       245,512
                                                              ----------    ----------
          Total assets......................................  $5,569,762    $5,946,334
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

                                 PROLOGIS TRUST

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

     - ProLogis received $1.6 million, $34.1 million and $13.4 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II, respectively, in the form of an equity interest in these entities during 2001. ProLogis received $0.7 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund in the form of an equity interest during 2000.

     - ProLogis received $10.8 million of the proceeds from its disposition of a facility to a third party in the form of a note receivable in 2001.

     - In connection with the agreement for the acquisition of Kingspark S.A., ProLogis issued approximately 201,000 Common Shares valued at $3.9 million in 2000.

     - Series B preferred shares aggregating $151.8 million and $1.0 million were converted into Common Shares in 2001 and 2000, respectively.

     - Net foreign currency translation adjustments of $(42,684,000) and $(22,574,000) were recognized in 2001 and 2000, respectively.

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

                                 PROLOGIS TRUST

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

     - ProLogis PhatPipe owns preferred stock in PhatPipe. Mr. Brooksher owns all of the voting common stock of ProLogis PhatPipe, representing a 2% interest in the earnings of ProLogis PhatPipe and he is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. ProLogis owns all of the non-voting preferred stock of ProLogis PhatPipe, representing a 98% interest in the earnings of ProLogis PhatPipe and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed recourse promissory notes with the aggregate principal amount of $122,449 to ProLogis PhatPipe in exchange for his

                                 PROLOGIS TRUST
       interest in the entity, which notes are payable on September 20, 2005 ($71,429 principal amount) and January 4, 2006 ($51,020 principal amount). Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis has the right to acquire Mr. Brooksher's ownership interest beginning in 2001 for a price equal to the outstanding aggregate principal amount of the promissory notes plus accrued and unpaid interest. See Note 4.

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

PROPERTY OPERATIONS

     ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated:

                                                             MARCH 31,
                                            -------------------------------------------
                                                    2001                   2000
                                            --------------------   --------------------
                                                       SQUARE                 SQUARE
                                            NUMBER     FOOTAGE     NUMBER     FOOTAGE
                                            ------   -----------   ------   -----------
Direct ownership(1).......................  1,231    125,174,797   1,266    127,750,345
ProLogis California(2)....................     78     12,720,307      78     11,751,208
ProLogis North American Properties Fund
  I(3)....................................     36      8,962,549      --             --
ProLogis North American Properties Fund
  II(4)...................................     26      4,162,645      --             --
ProLogis European Properties Fund and
  ProLogis European Properties
  S.a.r.l.(5).............................    110     15,958,676      80     10,273,249
                                            -----    -----------   -----    -----------
                                            1,481    166,978,974   1,424    149,774,802
                                            =====    ===========   =====    ===========

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

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Facilities directly owned by ProLogis and its consolidated
  entities:
  Rental income.............................................  $119,244   $120,809
  Property operating expenses...............................     6,762      6,547
                                                              --------   --------
          Net operating income(1)...........................   112,482    114,262
                                                              --------   --------
Income from the ProLogis California.........................     3,067      3,099
Income from ProLogis North American Properties Fund I(2)....     1,352         --
Income from ProLogis North American Properties Fund II(2)...       341         --
Income from ProLogis European Properties Fund(3)............       402      7,324
Income from ProLogis European Properties S.a.r.l.(3)........        36      4,928
                                                              --------   --------
          Total property operations segment.................  $117,680   $129,613
                                                              ========   ========

---------------

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

     The CDFS business segment operations increased in volume for the three months in 2001 over the same period in 2000; consequently, ProLogis' income from this segment has increased in each year. The CDFS business segment income is comprised of the following (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net gains on disposition of land parcels and facilities
  developed(1)..............................................  $28,720    $17,271
Development fees and other, net.............................    2,404      1,673
Income from Kingspark S.A.(2)(3)............................   10,253      4,820
                                                              -------    -------
                                                              $41,377    $23,764
                                                              =======    =======

---------------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

    - 2001: 76 acres; 4.3 million square feet; $231.9 million of proceeds

    - 2000: 39 acres; 2.1 million square feet; $92.9 million of proceeds

(2) Kingspark S.A.'s income in 2001 (including ProLogis' share of Kingspark S.A.'s income recognized through its ownership in Kingspark LLC) includes:

    - Gains from the disposition of land parcels and facilities developed (1.3 million square feet; $133.1 million of proceeds; net gains of $11.7 million);

    - Deferred and current income tax expense of $2.5 million; and

    - Foreign currency exchange gains of $5.8 million.

(3) Kingspark S.A.'s income in 2000 includes:

    - Gains from the disposition of land parcels and facilities developed (9 acres; 0.2 million square feet; $24.3 million of proceeds; net gains of $2.6 million);

    -  Development fees and other miscellaneous net income of $2.6 million;

    -  Deferred and current income tax expense of $0.8 million; and

    -  Foreign currency exchange gains of $0.4 million.

TEMPERATURE-CONTROLLED DISTRIBUTION OPERATIONS

     ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the net income or loss of ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 4 and 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Income (loss) from ProLogis Logistics.......................  $(1,744)   $ 2,871
Loss from Frigoscandia S.A..................................   (7,728)    (1,674)
                                                              -------    -------
          Total temperature-controlled distribution
             operations segment.............................  $(9,472)   $ 1,197
                                                              =======    =======

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

     Property operations segment dispositions were as follows:

     - 2001: 1.6 million square feet; $62.9 million of proceeds; net loss of $1.7 million (offset by a gain of $0.5 million recognized upon the contribution of ProLogis' 49.9% investment in the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties
       Fund), and

     - 2000: 0.7 million square feet; $26.4 million of proceeds; net gains of $5.1 million.

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

     Funds from operations is as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net earnings attributable to Common Shares..................  $ 44,007   $ 44,938
  Add (Deduct):
     Real estate related depreciation and amortization......    36,377     38,728
     Loss (gain) on disposition of non-CDFS business segment
       assets...............................................     1,198     (5,108)
     Foreign currency exchange losses, net..................    (2,884)     6,522
     Deferred income tax expense............................       909         --
ProLogis' share of reconciling items of unconsolidated
  entities
  Real estate related depreciation and amortization.........    18,147     14,239
  Gain on disposition of non-CDFS business segment assets...        (5)      (312)
  Foreign currency exchange (gains) losses, net.............     8,874    (10,637)
  Deferred income tax expense benefit.......................    (5,918)      (566)
                                                              --------   --------
  Funds from operations attributable to Common Shares.......  $100,705   $ 87,804
                                                              ========   ========

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

                                          By:       /s/ LUKE A. LANDS
                                            ------------------------------------
                                                       Luke A. Lands
                                            Senior Vice President and Controller

                                          By:      /s/ SHARI J. JONES
                                            ------------------------------------
                                                       Shari J. Jones
                                                       Vice President
                                               (Principal Accounting Officer)

Date: April 15, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
12.1     Computation of Ratio of Earnings to Fixed Charges
         (incorporated by reference to the Quarterly Report on Form
         10-Q/A #1 filed April 5, 2002)
12.2     Computation of Ratio of Earnings to Combined Fixed Charges
         and Preferred Share Dividends (incorporated by reference to the Quarterly Report on Form 10-Q/A #1 filed April 5, 2002)
15.1     Letter from Arthur Andersen LLP regarding unaudited
         financial information dated April 3, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q/A #1 filed
         April 5, 2002)
99.1     Letter dated April 3, 2002 to United States Securities and
         Exchange Commission related to review performed by Arthur
         Andersen LLP (incorporated by reference to the Quarterly
         Report on Form 10-Q/A #1 filed April 5, 2002)