Form 10-Q/A
period 2001-06-30
PROLOGIS TRUST
filed 2002-04-15
CIK 899881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-Q/A #2

                            ------------------------

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

                                 PROLOGIS TRUST

                                     INDEX

                                                                                   PAGE
                                                                                 NUMBER(S)
                                                                                 ---------
PART I.   FINANCIAL INFORMATION
          Item 1.  Consolidated Condensed Financial Statements:
                   Consolidated Condensed Balance Sheets -- June 30, 2001 and
                   December 31, 2000...........................................     2
                   Consolidated Condensed Statements of Earnings and
                   Comprehensive Income -- Three and Six Months Ended June 30,
                   2001 and 2000...............................................     3
                   Consolidated Condensed Statements of Cash Flows -- Six
                   Months Ended June 30, 2001 and 2000.........................     4
                   Notes to Consolidated Condensed Financial Statements........   5-25
                   Report of Independent Public Accountants....................    26
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and   Results of Operations.................................   27-37
          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................    37

PART II.  OTHER INFORMATION
          Item 4.  Submission of Matters to a Vote of Securities Holders.......    37
          Item 5.  Other Information...........................................    38
          Item 6.  Exhibits....................................................    38

                                 PROLOGIS TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
                           ASSETS
Real estate.................................................  $4,552,088     $4,689,492
  Less accumulated depreciation.............................     532,036        476,982
                                                              ----------     ----------
                                                               4,020,052      4,212,510
Investments in and advances to unconsolidated entities......   1,283,822      1,453,148
Cash and cash equivalents...................................      53,239         57,870
Accounts and notes receivable...............................      37,729         50,856
Other assets................................................     192,596        171,950
                                                              ----------     ----------
          Total assets......................................  $5,587,438     $5,946,334
                                                              ==========     ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Lines of credit...........................................  $  306,086     $  439,822
  Senior unsecured debt.....................................   1,670,184      1,699,989
  Mortgage notes and other secured debt.....................     540,722        537,925
  Accounts payable and accrued expenses.....................     117,512        107,494
  Construction payable......................................      20,312         40,925
  Distributions and dividends payable.......................         729         57,739
  Other liabilities.........................................     105,257         88,439
                                                              ----------     ----------
          Total liabilities.................................   2,760,802      2,972,333
                                                              ----------     ----------
Minority interest...........................................      46,106         46,630
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
     shares issued and outstanding at December 31, 2000;
     stated liquidation preference of $25.00 per share......          --        135,000
  Series B Preferred Shares; $0.01 par value; 6,256,100
     shares issued and outstanding at December 31, 2000;
     stated liquidation preference of $25.00 per share......          --        156,403
  Series C Preferred Shares; $0.01 par value; 2,000,000
     shares issued and outstanding at June 30, 2001 and
     December 31, 2000; stated liquidation preference of
     $50.00 per share.......................................     100,000        100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000
     shares issued and outstanding at June 30, 2001 and
     December 31, 2000; stated liquidation preference of
     $25.00 per share.......................................     250,000        250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000
     shares issued and outstanding at June 30, 2001 and
     December 31, 2000; stated liquidation preference of
     $25.00 per share.......................................      50,000         50,000
  Common shares of beneficial interest; $0.01 par value;
     174,085,313 shares issued and outstanding at June 30,
     2001 and 165,287,358 shares issued and outstanding at
     December 31, 2000......................................       1,741          1,653
Additional paid-in capital..................................   2,918,031      2,740,136
Employee share purchase notes...............................     (17,703)       (18,556)
Accumulated other comprehensive income......................     (96,398)       (33,768)
Distributions in excess of net earnings.....................    (425,141)      (453,497)
                                                              ----------     ----------
          Total shareholders' equity........................   2,780,530      2,927,371
                                                              ----------     ----------
          Total liabilities and shareholders' equity........  $5,587,438     $5,946,334
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 PROLOGIS TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2001       2000       2001       2000
                                                     --------   --------   --------   --------
                                                                    (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income:
  Rental income....................................  $117,147   $119,696   $236,391   $240,505
  Other real estate income.........................    29,081     27,289     60,205     46,234
  Income from unconsolidated entities..............     4,778      4,022     12,935     25,389
  Interest.........................................     1,483      2,349      2,607      4,220
                                                     --------   --------   --------   --------
          Total income.............................   152,489    153,356    312,138    316,348
                                                     --------   --------   --------   --------
Expenses:
  Rental expenses, net of recoveries of $23,888 and
     $48,752 for the three and six months in 2001,
     respectively, and $22,575 and $45,737 for the
     three and six months in 2000, respectively,
     and including amounts paid to affiliate of
     $174 for the six months in 2001 and $319 and
     $625 for the three and six months in 2000,
     respectively..................................     6,920      7,584     13,682     14,131
  General and administrative, including amounts
     paid to affiliate of $170 for the six months
     in 2001 and $243 and $467 for the three and
     six months in 2000, respectively..............    12,694     11,281     27,111     22,522
  Depreciation and amortization....................    32,503     37,591     70,363     77,065
  Interest.........................................    40,644     42,856     82,166     84,842
  Other............................................       749      1,432      1,992      2,650
                                                     --------   --------   --------   --------
          Total expenses...........................    93,510    100,744    195,314    201,210
                                                     --------   --------   --------   --------
Earnings before minority interest..................    58,979     52,612    116,824    115,138
Minority interest share in earnings................     1,458      1,435      2,834      3,089
                                                     --------   --------   --------   --------
Earnings before gain (loss) on disposition of real
  estate and foreign currency exchange losses......    57,521     51,177    113,990    112,049
Gain (loss) on disposition of real estate..........    (1,427)    (4,801)    (2,625)       307
Foreign currency exchange gains (losses), net......     1,652    (11,929)     4,309    (18,449)
                                                     --------   --------   --------   --------
Earnings before income taxes.......................    57,746     34,447    115,674     93,907
Income taxes:
  Current income tax expense.......................       329        541      1,909        658
  Deferred income tax expense......................     3,346        167      4,255        167
                                                     --------   --------   --------   --------
          Total income taxes.......................     3,675        708      6,164        825
                                                     --------   --------   --------   --------
Net earnings.......................................    54,071     33,739    109,510     93,082
Less preferred share dividends.....................     9,519     14,150     20,951     28,555
                                                     --------   --------   --------   --------
Net earnings attributable to Common Shares.........    44,552     19,589     88,559     64,527
Other comprehensive income:
  Foreign currency translation adjustments.........   (19,946)    11,224    (62,630)   (11,350)
                                                     --------   --------   --------   --------
Comprehensive income...............................  $ 24,606   $ 30,813   $ 25,929   $ 53,177
                                                     ========   ========   ========   ========
Weighted average Common Shares
  outstanding -- Basic.............................   173,913    163,148    170,624    162,644
                                                     ========   ========   ========   ========
Weighted average Common Shares
  outstanding -- Diluted...........................   174,696    163,730    174,563    163,370
                                                     ========   ========   ========   ========
Per Common Share:
  Basic net earnings attributable to Common
     Shares........................................  $   0.26   $   0.12   $   0.52   $   0.40
                                                     ========   ========   ========   ========
  Diluted net earnings attributable to Common
     Shares........................................  $   0.26   $   0.12   $   0.51   $   0.39
                                                     ========   ========   ========   ========
  Distributions....................................  $  0.345   $  0.335   $  0.690   $  0.670
                                                     ========   ========   ========   ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 PROLOGIS TRUST

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Operating activities:
  Net earnings..............................................  $ 109,510   $  93,082
  Minority interest share in earnings.......................      2,834       3,089
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     70,363      77,065
     (Gain) loss on disposition of real estate..............      2,625        (307)
     Straight-lined rents...................................     (3,385)     (3,690)
     Amortization of deferred loan costs....................      2,357       2,020
     Stock-based compensation...............................      3,385       1,325
     Income from unconsolidated entities....................     (5,781)    (19,940)
     Foreign currency exchange (gains) losses, net..........     (5,642)     13,687
     Deferred income tax expense............................      4,255         167
  Increase in accounts receivable and other assets..........    (19,561)    (22,530)
  Increase in accounts payable, accrued expenses and other
     liabilities............................................     28,286      45,395
                                                              ---------   ---------
          Net cash provided by operating activities.........    189,246     189,363
                                                              ---------   ---------
Investing activities:
  Real estate investments...................................   (395,954)   (304,848)
  Tenant improvements and lease commissions on previously
     leased space...........................................     (9,702)    (10,821)
  Recurring capital expenditures............................    (12,979)    (12,762)
  Proceeds from dispositions of real estate.................    475,812     242,798
  Net (advances to) amounts received from unconsolidated
     entities...............................................    170,167     (48,524)
  Proceeds from repayment of note receivable................      7,500          --
  Cash balances contributed as part of ProLogis European
     Properties S.a.r.l. ...................................         --     (17,968)
                                                              ---------   ---------
          Net cash provided by (used in) investing
            activities......................................    234,844    (152,125)
                                                              ---------   ---------
Financing activities:
  Proceeds from exercised options and dividend reinvestment
     and share purchase plans...............................     27,034      10,628
  Repurchase of Common Shares...............................     (7,146)         --
  Redemption of Series A preferred shares...................   (135,000)         --
  Redemption of Series B convertible preferred shares.......     (4,583)         --
  Debt issuance and other transaction costs incurred........         --      (4,212)
  Distributions paid on Common Shares.......................   (117,213)   (109,037)
  Distributions paid to minority interest holders...........     (3,496)     (3,728)
  Distributions paid on preferred shares....................    (20,951)    (28,555)
  Principal payments on senior unsecured debt...............    (30,000)    (30,000)
  Principal payments received on employee share purchase
     notes..................................................        853       2,076
  Proceeds from settlement of derivative financial
     instruments............................................        106         366
  Proceeds from lines of credit.............................    579,509     465,829
  Payments on lines of credit...............................   (713,245)   (302,250)
  Regularly scheduled principal payments on mortgage
     notes..................................................     (3,839)     (3,597)
  Principal prepayments on mortgage notes...................       (750)       (750)
                                                              ---------   ---------
          Net cash used in financing activities.............   (428,721)     (3,230)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........     (4,631)     34,008
Cash and cash equivalents, beginning of period..............     57,870      69,338
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  53,239   $ 103,346
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

                                 PROLOGIS TRUST

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

                                 PROLOGIS TRUST

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                  2001       2000       2001      2000
                                                 -------   ---------   ------   --------
Gains (losses) from the remeasurement of third
  party debt and remeasurement and settlement
  of intercompany debt, net....................  $2,112    $(11,984)   $3,984   $(19,008)
Mark to market gains on foreign currency put
  option contracts(1)..........................      50         (86)    1,062        416
Gains (losses) from the settlement of foreign
  currency put option contracts, net(1)........    (326)        143      (581)       178
Other losses, net..............................    (184)         (2)     (156)       (35)
                                                 ------    --------    ------   --------
                                                 $1,652    $(11,929)   $4,309   $(18,449)
                                                 ======    ========    ======   ========

---------------

(1) Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized.

2.  AMENDED QUARTERLY REPORT ON FORM 10-Q/A #1

     ProLogis' Quarterly Report on Form 10-Q for the period ended June 30, 2001 originally filed on August 10, 2001 included the financial position and results of operations of ProLogis' subsidiary, Kingspark Holding S.A. and subsidiaries ("Kingspark S.A."), in its unaudited consolidated condensed financial statements on a consolidated basis. Until January 5, 2001, ProLogis owned only the non-voting preferred stock of Kingspark S.A. and reported its investment in Kingspark S.A. under the equity method. On that date, ProLogis acquired 95% of the membership interest (all non-voting) in Kingspark LLC, which acquired the voting common stock of Kingspark S.A. After the change in the ownership structure, ProLogis believed it had control of Kingspark S.A. and began consolidating it in its financial statements along with its other majority-owned and controlled subsidiaries and partnerships. After reconsideration of the facts underlying its ownership position, ProLogis determined it did not have control of Kingspark S.A., as it held no voting interest, and therefore, consolidation was deemed inappropriate. Therefore, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the six months ended June 30, 2001 included in this Form 10-Q/A #1 to reflect its investment in Kingspark S.A. on the equity method, consistent with its reporting of this investment prior to January 5, 2001. Further, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2001 included in this Form 10-Q/A #1 to reflect its investments in two other entities, whose sole purpose is to hold preferred stock in technology companies, under the equity method. ProLogis began consolidating these entities in 2001, but as with Kingspark S.A., subsequently determined that its ownership interest did not give it control. These changes in reporting have no effect on ProLogis' shareholders equity as of June 30, 2001 or its net earnings attributable to Common Shares, net earnings attributable to Common Shares per share or comprehensive income for the three and six months ended June 30, 2001. These changes in reporting did result in changes in certain financial statement amounts. The most significant of which are as follows (in thousands):

                                                                   JUNE 30, 2001
                                                              -----------------------
                                                                  AS       PREVIOUSLY
                                                               AMENDED      REPORTED
                                                              ----------   ----------
Real estate.................................................  $4,552,008   $4,905,991
Investments in and advances to unconsolidated entities......  $1,283,822   $  812,451

                                 PROLOGIS TRUST

                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30, 2001          JUNE 30, 2001
                                                --------------------   --------------------
                                                  AS      PREVIOUSLY     AS      PREVIOUSLY
                                                AMENDED    REPORTED    AMENDED    REPORTED
                                                -------   ----------   -------   ----------
Other real estate income......................  $29,081    $32,560     $60,205    $75,414
Income from unconsolidated entities...........  $ 4,778    $11,349     $12,935    $ 9,305
Loss on investment............................  $    --    $ 7,456     $    --    $ 7,456

3.  REAL ESTATE:

  REAL ESTATE INVESTMENTS

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                           JUNE 30,        DECEMBER 31,
                                                             2001              2000
                                                          ----------       ------------
Operating facilities:
  Improved land.........................................  $  631,226(1)     $  648,950(1)
  Buildings and improvements............................   3,510,229(1)      3,619,543(1)
                                                          ----------        ----------
                                                           4,141,455         4,268,493
                                                          ----------        ----------
Facilities under development (including cost of land)...     125,824(2)(3)     186,020(2)
Land held for development...............................     174,325(4)        187,405(4)
Capitalized preacquisition costs........................     110,484(5)         47,574(5)
                                                          ----------        ----------
          Total real estate.............................   4,552,088         4,689,492
Less accumulated depreciation...........................     532,036           476,982
                                                          ----------        ----------
          Net real estate...............................  $4,020,052        $4,212,510
                                                          ==========        ==========

---------------

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

                                 PROLOGIS TRUST

As of June 30, 2001, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

Remainder of 2001...........................................   $  217,795
2002........................................................      373,573
2003........................................................      291,310
2004........................................................      207,957
2005........................................................      144,262
2006 and thereafter.........................................      276,157
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

4.  UNCONSOLIDATED ENTITIES:

  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
Temperature-controlled distribution companies:
  CSI/Frigo LLC(1)..........................................  $    2,544    $       --
  ProLogis Logistics(1)(2)..................................     125,705       231,053
  Frigoscandia S.A.(1)(3)...................................     180,906       191,981
                                                              ----------    ----------
                                                                 309,155       423,034
                                                              ----------    ----------
Distribution real estate entities:
  ProLogis California(4)....................................     119,752       132,243
  ProLogis North American Properties Fund I(5)..............      44,723        10,369
  ProLogis North American Properties Fund II(6).............       9,051        13,408
  ProLogis North American Properties Fund III(7)............       6,837            --
  ProLogis European Properties Fund(8)......................     216,643       147,938
  ProLogis European Properties S.a.r.l.(8)..................          --        84,767
                                                              ----------    ----------
                                                                 397,006       388,725
                                                              ----------    ----------
CDFS business:
  Kingspark LLC(9)..........................................       8,202            --
  Kingspark S.A.(9).........................................     509,200       570,582
                                                              ----------    ----------
                                                                 517,402       570,582
                                                              ----------    ----------

                                 PROLOGIS TRUST

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
Insight(10).................................................       2,459         2,470
ProLogis Equipment Services(11).............................       1,616           450
GoProLogis(12)..............................................      56,184        56,315
ProLogis Phatpipe(13).......................................          --        11,572
                                                              ----------    ----------
          Total.............................................  $1,283,822    $1,453,148
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

                                 PROLOGIS TRUST

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

                                 PROLOGIS TRUST

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

(13) ProLogis owns 100% of the non-voting preferred stock ($6.0 million of cash invested and $6.0 million of preferred stock received under a license fee agreement) of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") that has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. ProLogis PhatPipe also received $6.0 million of non-cumulative preferred stock of PhatPipe and a receivable for $2.0 million, both under a license agreement for the non-exclusive use of the ProLogis Operating System(TM) over a three-year period. Investment amount also includes $50,000 of other costs associated with this investment. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the three-year term of the agreement. This investment was made on September 20, 2000. ProLogis accounts for its investment in ProLogis PhatPipe under the equity method and its carrying value at June 30, 2001 was zero after ProLogis recognized its share of an impairment adjustment recorded by ProLogis PhatPipe related to its investment in PhatPipe. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe since the investment was made in 2000. ProLogis' investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in its earnings. The voting interest of ProLogis PhatPipe represents a 2% interest in its

                                 PROLOGIS TRUST
     earnings. K. Dane Brooksher, ProLogis' chairman and chief executive officer, holds the voting interest and is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed recourse promissory notes with an aggregate of $122,449 principal amount to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe but ProLogis does have an option to acquire his interest beginning in 2001 at a price equal to the principal amount plus accrued interest under the promissory notes. See Note 10.

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

  INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   ------------------
                                                  2001       2000       2001      2000
                                                --------   --------   --------   -------
Temperature-controlled distribution companies:
  CSI/Frigo LLC(1)............................  $  (283)   $    --    $   (793)  $    --
  ProLogis Logistics(2).......................     (870)     3,000      (2,600)    5,871
  Frigoscandia S.A.(2)........................   (2,763)    (3,377)     (9,995)   (5,051)
                                                -------    -------    --------   -------
                                                 (3,916)      (377)    (13,388)      820
                                                -------    -------    --------   -------
Distribution real estate entities:
  ProLogis California(3)......................    4,052      2,955       7,119     6,054
  ProLogis North American Properties Fund
     I(4).....................................    1,242         --       2,594        --
  ProLogis North American Properties Fund
     II(5)....................................      565         --         906        --
  ProLogis North American Properties Fund
     III(6)...................................       40         --          40        --
  ProLogis European Properties Fund(7)........    6,449     (3,012)      6,851     4,312
  ProLogis European Properties S.a.r.l.(8)....       --        (52)         36     4,875
                                                -------    -------    --------   -------
                                                 12,348       (109)     17,546    15,241
                                                -------    -------    --------   -------
Kingspark S.A.(9).............................    2,436      4,510      12,689     9,330
Insight.......................................       --         (2)        (10)       (2)
ProLogis Equipment Services...................     (155)        --        (155)       --
GoProLogis(10)................................    1,521         --       3,042        --
ProLogis PhatPipe(11).........................   (7,456)        --      (6,789)       --
                                                -------    -------    --------   -------
                                                $ 4,778    $ 4,022    $ 12,935   $25,389
                                                =======    =======    ========   =======

---------------

 (1) CSI/Frigo LLC recognizes its share of the losses of ProLogis Logistics and Frigoscandia S.A. under the equity method. Amounts represent ProLogis' share of the losses of CSI/Frigo LLC for the periods presented.

                                 PROLOGIS TRUST

 (2) Represents ProLogis' share of the losses of ProLogis Logistics and Frigoscandia S.A. recognized under the equity method based on its ownership of the preferred stock of each entity.

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

  TEMPERATURE-CONTROLLED DISTRIBUTION COMPANIES

     ProLogis' total investment in its temperature-controlled distribution companies as of June 30, 2001 consisted of (in millions of U.S. dollars):

                                                     CSI/FRIGO     PROLOGIS     FRIGOSCANDIA
                                                        LLC      LOGISTICS(1)     S.A.(2)
                                                     ---------   ------------   ------------
Equity interest....................................    $ 0.4        $135.8         $ 17.7
Notes receivable...................................      3.1            --          210.4
Other receivables..................................     (0.1)          5.2           37.8
ProLogis' share of the earnings of the entity......     (0.9)        (15.3)         (85.0)
                                                       -----        ------         ------
          Total....................................    $ 2.5        $125.7         $180.9
                                                       =====        ======         ======

---------------

(1) On January 2, 2001, ProLogis Logistics borrowed $125.0 million under ProLogis' $475.0 million unsecured credit agreement as a designated subsidiary borrower. The proceeds from this borrowing were

                                 PROLOGIS TRUST
    used to repay $125.0 million of the outstanding notes and accrued interest due to ProLogis. The remaining amounts due to ProLogis were converted to preferred stock on January 2, 2001. Additionally, ProLogis Logistics had $90.0 million of direct borrowings outstanding under a credit agreement as of June 30, 2001 that have been guaranteed by ProLogis.

(2) As of June 30, 2001, Frigoscandia AB had a 185.0 million euro credit agreement under which the currency equivalent of approximately $157.9 million was outstanding. All of the borrowings outstanding have been guaranteed by ProLogis. The agreement expires on September 28, 2001 and contains a provision to extend the due date until December 28, 2001, at ProLogis' option.

  DISTRIBUTION REAL ESTATE ENTITIES

     ProLogis' total investment in its distribution real estate entities as of June 30, 2001 consisted of (in millions of U.S. dollars):

                                                          PROLOGIS     PROLOGIS     PROLOGIS
                                                           NORTH        NORTH         NORTH       PROLOGIS
                                                          AMERICAN     AMERICAN     AMERICAN      EUROPEAN
                                             PROLOGIS    PROPERTIES   PROPERTIES   PROPERTIES    PROPERTIES
                                            CALIFORNIA     FUND I      FUND II     FUND III(1)    FUND(2)
                                            ----------   ----------   ----------   -----------   ----------
Equity interest...........................    $160.6       $52.6        $14.3         $11.7        $266.4
Distributions.............................     (32.2)       (3.5)        (0.7)           --          (9.3)
ProLogis' share of the earnings of the
  entity, excluding fees earned...........      17.8         1.6          0.1           0.1          13.8
                                              ------       -----        -----         -----        ------
          Subtotal........................     146.2        50.7         13.7          11.8         270.9
Adjustments to carrying value(3)..........     (28.1)       (9.5)        (6.6)         (5.8)        (32.4)
Other (including acquisitions costs),
  net.....................................       1.5         2.4          1.3           0.8         (25.9)
                                              ------       -----        -----         -----        ------
          Subtotal........................     119.6        43.6          8.4           6.8         212.6
Other receivables.........................       0.2         1.1          0.7            --           4.0
                                              ------       -----        -----         -----        ------
          Total...........................    $119.8       $44.7        $ 9.1         $ 6.8        $216.6
                                              ======       =====        =====         =====        ======

---------------

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

     - 153.5 million pound sterling (the currency equivalent of approximately $215.2 million as of June 30, 2001) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 6.3% per annum for borrowings outstanding at June 30, 2001; due on demand;

     - $130.9 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand; and

     - 85.6 million pound sterling (the currency equivalent of approximately $120.0 million as of June 30, 2001) mortgage note from Kingspark S.A.; secured by land parcels and facilities under development; interest at 7.5% per annum; due on demand.

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

                                                                       PROLOGIS     PROLOGIS     PROLOGIS
                                                                        NORTH        NORTH         NORTH       PROLOGIS
                                                                       AMERICAN     AMERICAN     AMERICAN      EUROPEAN
                          PROLOGIS     FRIGOSCANDIA     PROLOGIS      PROPERTIES   PROPERTIES   PROPERTIES    PROPERTIES   KINGSPARK
                        LOGISTICS(1)     S.A.(1)      CALIFORNIA(2)   FUND I(3)    FUND II(4)   FUND III(4)    FUND(5)      S.A.(1)
                        ------------   ------------   -------------   ----------   ----------   -----------   ----------   ---------
Total assets..........     $376.9         $449.1         $592.5         $440.3       $237.8       $211.4       $1,001.1     $566.9
Total
  liabilities(6)......     $255.3         $523.3         $300.0         $319.0       $169.0       $152.5       $  434.6     $520.8
Minority interest.....     $   --         $  0.3         $   --         $   --       $   --       $   --       $     --         --
Equity................     $121.6         $(74.5)        $292.5         $121.3       $ 68.8       $ 58.9       $  566.5     $ 46.1
Revenues..............     $155.5         $184.0         $ 33.9         $ 22.0       $  7.8       $  0.5       $   39.4     $ 25.5
Net earnings
  (loss)(7)...........     $ (2.7)        $(16.4)        $ 10.4         $  3.2       $  0.2       $  0.1       $   13.1     $  5.6

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

     On January 11, 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares will be repurchased from time to

                                 PROLOGIS TRUST
time in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of June 30, 2001, 345,100 Common Shares had been repurchased at a total cost of $7.1 million.

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

                                 PROLOGIS TRUST

7.  EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
Net earnings attributable to Common
  Shares...................................  $ 44,552   $ 19,589   $ 88,559   $ 64,527
Add: Series B preferred share dividends....        --         --         81         --
                                             --------   --------   --------   --------
Adjusted net earnings attributable to
  Common Shares............................  $ 44,552   $ 19,589   $ 88,640   $ 64,527
                                             ========   ========   ========   ========
Weighted average Common Shares
  outstanding -- Basic.....................   173,913    163,148    170,624    162,644
Incremental weighted average effect of
  common share equivalents and contingently
  issuable shares..........................       783        582        825        726
Weighted average Series B preferred
  shares...................................        --         --      3,114         --
                                             --------   --------   --------   --------
Adjusted weighted average Common Shares
  outstanding -- Diluted...................   174,696    163,730    174,563    163,370
                                             ========   ========   ========   ========
Per share net earnings attributable to
  Common Shares:
  Basic....................................  $   0.26   $   0.12   $   0.52   $   0.40
                                             ========   ========   ========   ========
  Diluted..................................  $   0.26   $   0.12   $   0.51   $   0.39
                                             ========   ========   ========   ========

     For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         2001    2000    2001    2000
                                                         -----   -----   -----   -----
Series B preferred shares..............................     --   8,543      --   8,755
                                                         =====   =====   =====   =====
Limited partnership units..............................  5,088   5,558   5,088   5,573
                                                         =====   =====   =====   =====

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

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Income:
  Property operations:
     United States(1).......................................  $ 236,087   $ 238,173
     Mexico.................................................      8,912       6,933
     Europe(2)..............................................      8,938      10,641
                                                              ---------   ---------
          Total property operations segment.................    253,937     255,747
                                                              ---------   ---------
  CDFS business:
     United States(3).......................................     52,062      38,239
     Mexico.................................................        (10)      1,284
     Europe(4)(5)...........................................     20,841      16,038
                                                              ---------   ---------
          Total CDFS business segment.......................     72,893      55,561
                                                              ---------   ---------
  Temperature-controlled distribution operations:
     United States(6).......................................     (2,620)      5,871
     Europe(7)..............................................    (10,768)     (5,051)
                                                              ---------   ---------
          Total temperature-controlled distribution
            operations segment..............................    (13,388)        820
                                                              ---------   ---------
  Reconciling items:
     Interest income........................................      2,607       4,220
     Income (loss) from unconsolidated entities.............     (3,911)         --
                                                              ---------   ---------
          Total reconciling items...........................     (1,304)      4,220
                                                              ---------   ---------
          Total income......................................  $ 312,138   $ 316,348
                                                              =========   =========

                                 PROLOGIS TRUST

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Net operating income:
  Property operations:
     United States(1).......................................  $ 222,799   $ 223,464
     Mexico.................................................      9,067       6,763
     Europe(2)..............................................      8,389      11,388
                                                              ---------   ---------
          Total property operations segment.................    240,255     241,615
                                                              ---------   ---------
  CDFS business:
     United States(3).......................................     50,247      36,659
     Mexico.................................................        (84)      1,268
     Europe(4)(5)...........................................     20,742      15,907
                                                              ---------   ---------
          Total CDFS business segment.......................     70,905      53,834
                                                              ---------   ---------
  Temperature-controlled distribution operations:
     United States(6).......................................     (2,620)      5,871
     Europe(7)..............................................    (10,768)     (5,051)
                                                              ---------   ---------
          Total temperature-controlled distribution
            operations segment..............................    (13,388)        820
                                                              ---------   ---------
  Reconciling items:
     Interest income........................................      2,607       4,220
     Income (loss) from unconsolidated entities.............     (3,911)         (2)
     General and administrative expense.....................    (27,111)    (22,522)
     Depreciation and amortization..........................    (70,363)    (77,065)
     Interest expense.......................................    (82,166)    (84,842)
     Other..................................................         (4)       (920)
                                                              ---------   ---------
          Total reconciling items...........................   (180,948)   (181,131)
                                                              ---------   ---------
          Earnings before minority interest.................  $ 116,824   $ 115,138
                                                              =========   =========

                                 PROLOGIS TRUST

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
Assets:
  Property operations:
     United States(8).......................................  $3,781,849    $3,887,601
     Mexico.................................................     121,790       113,538
     Europe.................................................     293,512       308,457
                                                              ----------    ----------
          Total property operations segment.................   4,197,151     4,309,596
                                                              ----------    ----------
  CDFS business:
     United States..........................................     201,272       304,697
     Mexico.................................................      33,995        26,288
     Europe(8)..............................................     658,348       637,207
                                                              ----------    ----------
          Total CDFS business segment.......................     893,615       968,192
                                                              ----------    ----------
  Temperature-controlled distribution operations:
     United States(8).......................................     127,341       231,053
     Europe(8)..............................................     181,814       191,981
                                                              ----------    ----------
          Total temperature-controlled distribution
            operations segment..............................     309,155       423,034
                                                              ----------    ----------
  Reconciling items:
     Investment in and advances to unconsolidated
       entities.............................................      60,260        70,807
     Cash...................................................      53,239        57,870
     Accounts and notes receivable..........................      27,505        43,040
     Other assets...........................................      46,513        73,795
                                                              ----------    ----------
          Total reconciling items...........................     187,517       245,512
                                                              ----------    ----------
          Total assets......................................  $5,587,438    $5,946,334
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

                                 PROLOGIS TRUST

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

     - ProLogis received $4.2 million, $34.1 million, $13.7 million and $11.7 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II and ProLogis North American Properties Fund III, respectively, in the form of an equity interest in these entities during 2001. ProLogis received $4.4 million, $13.8 million, $14.8 million and $0.6 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis Principal in the form of an equity interest during 2000.

     - ProLogis received $4.2 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund in the form of a note receivable during 2001. ProLogis received $15.6 million, $44.6 million and $13.2 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I and ProLogis Principal, respectively, in the form of notes receivable from these entities during 2000.

     - ProLogis received $10.8 million and $7.7 million of the proceeds from its disposition of facilities to a third parties in the form of notes receivable in 2001 and 2000, respectively.

     - In connection with the acquisition of a facility, ProLogis assumed a $7.7 million mortgage note in 2001.

                                 PROLOGIS TRUST

     - In connection with the agreement for the acquisition of Kingspark S.A., ProLogis issued approximately 67,000 and 201,000 Common Shares valued at $1.5 million and $3.9 million, respectively, in 2001 and 2000, respectively.

     - Series B preferred shares aggregating $151.8 million and $1.0 million were converted into Common Shares in 2001 and 2000, respectively.

     - Net foreign currency translation adjustments of $(62,630,000) and $(11,350,000) were recognized in 2001 and 2000, respectively.

10.  RELATED PARTY TRANSACTIONS:

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

     - CSI/Frigo LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock of Frigoscandia S.A. and ProLogis Logistics (both entities in which ProLogis owns all of the non-voting preferred stock) for $3.3 million. ProLogis loaned $2.9 million to CSI/Frigo LLC, which loan is due January 5, 2011 and bears interest at an annual rate of 8.0%. ProLogis also made a capital contribution to CSI/Frigo LLC in the amount of $404,545 and Mr. Brooksher made a $50,000 capital contribution to CSI/Frigo LLC. Mr. Brooksher's membership interests (after considering the terms of the participating note from CSI/Frigo LLC to ProLogis) entitles him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. Mr. Brooksher is the managing member and he may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership

                                 PROLOGIS TRUST
       interest. Mr. Brooksher does not receive compensation in connection with being the managing member.

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

PROPERTY OPERATIONS

     ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated (square footage in thousands):

                                                                JUNE 30,
                                                   -----------------------------------
                                                         2001               2000
                                                   ----------------   ----------------
                                                            SQUARE             SQUARE
                                                   NUMBER   FOOTAGE   NUMBER   FOOTAGE
                                                   ------   -------   ------   -------
Direct ownership(1)..............................  1,214    123,719   1,249    126,723
ProLogis California(2)...........................     79     13,052      79     12,494
ProLogis North American Properties Fund
  I(1)(3)........................................     36      8,963      17      3,836
ProLogis North American Properties Fund
  II(1)(4).......................................     27      4,477       3        440
ProLogis North American Properties Fund
  III(1)(5)......................................     34      4,380      --         --
ProLogis European Properties Fund and ProLogis
  European Properties S.a.r.l.(6)................    114     17,028      90     11,707
                                                   -----    -------   -----    -------
                                                   1,504    171,619   1,438    155,200
                                                   =====    =======   =====    =======

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

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Facilities directly owned by ProLogis and its consolidated
  entities:
  Rental income.............................................  $236,391   $240,505
  Property operating expenses...............................    13,682     14,131
                                                              --------   --------
          Net operating income(1)...........................   222,709    226,374
                                                              --------   --------
Income from the ProLogis California.........................     7,119      6,054
Income from ProLogis North American Properties Fund I(2)....     2,594         --
Income from ProLogis North American Properties Fund II(2)...       906         --
Income from ProLogis North American Properties Fund
  III(3)....................................................        40         --
Income from ProLogis European Properties Fund(4)............     6,851      4,312
Income from ProLogis European Properties S.a.r.l.(4)........        36      4,875
                                                              --------   --------
          Total property operations segment.................  $240,255   $241,615
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

     The CDFS business segment operations increased in volume for the six months in 2001 over the same period in 2000; consequently, ProLogis' income from this segment has increased in 2001 over 2000. The CDFS business segment's net operating income is comprised of the following (in thousands):

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Net gains on disposition of land parcels and facilities
  developed(1)..............................................  $56,081   $43,187
Development fees and other, net.............................    1,830     2,042
Income from Kingspark S.A.(2)(3)............................   12,689     9,330
Miscellaneous income........................................    2,294     1,005
Other expenses(4)...........................................   (1,989)   (1,730)
                                                              -------   -------
                                                              $70,905   $53,834
                                                              =======   =======

---------------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

     - 2001: 138 acres; 8.9 million square feet; $452.9 million of proceeds, and

     - 2000: 158 acres; 5.9 million square feet; $268.2 million of proceeds.

(2) The Kingspark entities' income in 2001 includes:

     - Gains from the disposition of facilities developed (1.4 million square feet; $141.4 million of proceeds; net gains of $12.1 million);

     - Development fees and other miscellaneous net income of $6.4 million;

     - Deferred and current income tax benefit of $1.0 million; and

     - Foreign currency exchange losses of $8.9 million.

(3) Kingspark S.A. and its subsidiaries' income in 2000 includes:

     - Gains from the disposition of land parcels and facilities developed (11 acres; 0.4 million square feet; $38.8 million of proceeds; net gains of $5.9 million);

     - Development fees and other miscellaneous net income of $2.5 million;

     - Deferred and current income tax expense of $1.9 million; and

     - Foreign currency exchange gains of $0.5 million.

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

TEMPERATURE-CONTROLLED DISTRIBUTION OPERATIONS

     ProLogis recognizes net operating income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the total income or loss of CSI/Frigo LLC, ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 4 and 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Loss from CSI/Frigo LLC.....................................  $   (793)  $    --
Income (loss) from ProLogis Logistics.......................  $ (2,600)  $ 5,871
Loss from Frigoscandia S.A. ................................    (9,995)   (5,051)
                                                              --------   -------
Total temperature-controlled distribution operations
  segment...................................................  $(13,388)  $   820
                                                              ========   =======

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

OTHER INCOME AND EXPENSE ITEMS

  INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES

     Income (loss) from unconsolidated entities that is not directly attributable to any of ProLogis' three business segments was a loss of $3.9 million for the six months ended June 30, 2001. See Note 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1. This amount is made up of the following:

     - ProLogis PhatPipe: a loss of $6.8 million ($0.7 million of income recognized in the first quarter and a loss of $7.5 million recognized in the second quarter); the loss represents ProLogis' share of ProLogis PhatPipe's impairment charge resulting from the write-down of its preferred stock investment in PhatPipe, offset by $0.7 million of license fee income recognized under an agreement for the non-exclusive use of the ProLogis Operating System(TM); no additional license fee income will be recognized by ProLogis PhatPipe;

     - GoProLogis: income of $3.0 million represents ProLogis' share of GoProLogis' income, primarily license fee income recognized under an agreement for the non-exclusive use of the ProLogis Operating System(TM) ($1.5 million of income recognized in each of the first and second quarters); GoProLogis does not expect that it will continue to recognize license fee income from Vizional Technologies after the second quarter of 2001;

     - ProLogis Equipment Services: a loss of $155,000 (all recognized in the second quarter); and

     - Insight:  a loss of $10,000 (all recognized in the first quarter).

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

  THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     The changes in net earnings attributable to Common Shares and its components for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 are similar to the changes for the six month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed under "-- Six Months Ended June 20, 2001 and 2000" except as specifically discussed under "-- Income (Loss) from Unconsolidated Entities".

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

     Funds from operations is as follows (in thousands):

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net earnings attributable to Common Shares..................  $ 88,559   $ 64,527
  Add (Deduct):
     Real estate related depreciation and amortization......    67,299     75,057
     Gain (loss) on disposition of non-CDFS business segment
       assets...............................................     2,625       (307)
     Foreign currency exchange (gains) losses, net..........    (5,044)    18,592
     Deferred income tax expense............................     4,254        167
     ProLogis' share of reconciling items of unconsolidated
       entities
       Real estate related depreciation and amortization....    34,049     28,535
       Loss on disposition of non-CDFS business segment
          assets............................................     2,426         26
       Foreign currency exchange (gains) losses, net........     8,294     (1,971)
       Deferred income tax expense benefit..................    (6,343)    (3,064)
                                                              --------   --------
Funds from operations attributable to Common Shares.........  $196,119   $181,562
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

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     At a meeting on May 17, 2001, the shareholders of ProLogis elected the following Trustees to office (of the total 173,736,419 Common Shares outstanding on the record date of April 3, 2001, 152,000,189 Common Shares were voted at the meeting):

     - 151,628,484 Common Shares were voted for the election of Mr. C. Ronald Blankenship as a Class II Trustee to serve until the annual meeting of shareholders in the year 2004, 371,705 Common Shares voted against;

     - 151,649,679 Common Shares were voted for the election of Mr. Stephen L. Feinberg as a Class II Trustee to serve until the annual meeting of shareholders in the year 2004, 350,510 Common Shares voted against;

     - 151,648,334 Common Shares were voted for the election of Mr. Donald P. Jacobs as a Class II Trustee to serve until the annual meeting of shareholders in the year 2004, 351,855 Common Shares voted against; and

     - 151,652,546 Common Shares were voted for the election of Mr. J. Andre Teixeira as a Class II Trustee to serve until the annual meeting of shareholders in the year 2004, 347,643 Common Shares voted against.

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

                                          By:      /s/ LUKE A. LANDS
                                          --------------------------------------
                                                      Luke A. Lands
                                           Senior Vice President and Controller

                                          By:      /s/ SHARI J. JONES
                                            ------------------------------------
                                                       Shari J. Jones
                                                       Vice President
                                               (Principal Accounting Officer)

Date: April 15, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
12.1      Computation of Ratio of Earnings to Fixed Charges
          (incorporated by reference to the Quarterly Report on Form
          10-Q/A #1 filed April 5, 2002)
12.2      Computation of Ratio of Earnings to Combined Fixed Charges
          and Preferred Share Dividends (incorporated by reference to the Quarterly Report on Form 10-Q/A #1 filed April 5, 2002)
15.1      Letter from Arthur Andersen LLP regarding unaudited
          financial information dated April 3, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q/A #1 filed
          April 5, 2002)
99.1      Letter dated April 3, 2002 to the United States Securities and Exchange Commission related to the review performed by
          Arthur Andersen LLP (incorporated by reference to the
          Quarterly Report on Form 10-Q/A #1 filed April 5, 2002)