Form 10-Q/A
period 2001-09-30
PROLOGIS TRUST
filed 2002-04-15
CIK 899881

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                               [X]  Yes  [ ]  No

     The number of shares outstanding of the Registrant's common stock as of November 9, 2001 was 174,953,233.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PROLOGIS TRUST

                                     INDEX

                                                                                   PAGE
                                                                                 NUMBER(S)
                                                                                 ---------
PART I.   FINANCIAL INFORMATION
                   Consolidated Condensed Financial Statements:
          Item 1.
                   Consolidated Condensed Balance Sheets -- September 30, 2001      2
                   and December 31, 2000.......................................
                   Consolidated Condensed Statements of Earnings and                3
                   Comprehensive Income -- Three and nine months ended
                   September 30, 2001 and 2000.................................
                   Consolidated Condensed Statements of Cash Flows                  4
                   --Nine months ended September 30, 2001 and 2000.............
                   Notes to Consolidated Condensed Financial Statements........   5-27
                   Report of Independent Public Accountants....................    28
                   Management's Discussion and Analysis of Financial Condition    29-39
                   and Results of Operations...................................
          Item 2.
                   Quantitative and Qualitative Disclosures About Market           39
                   Risk........................................................
          Item 3.

PART II.  OTHER INFORMATION
                   Submission of Matters to a Vote of Securities Holders.......    39
          Item 4.
                   Other Information...........................................    39
          Item 5.
                   Exhibits....................................................    39
          Item 6.

                                 PROLOGIS TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   2001               2000
                                                              ---------------    --------------
                                                                (UNAUDITED)        (AUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Real estate.................................................     $4,587,892        $4,689,492
  Less accumulated depreciation.............................        555,264           476,982
                                                                 ----------        ----------
                                                                  4,032,628         4,212,510
Investments in and advances to unconsolidated entities......      1,318,616         1,453,148
Cash and cash equivalents...................................         41,119            57,870
Accounts and notes receivable...............................         27,772            34,989
Other assets................................................        203,309           187,817
                                                                 ----------        ----------
          Total assets......................................     $5,623,444        $5,946,334
                                                                 ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Lines of credit...........................................     $  287,553        $  439,822
  Senior unsecured debt.....................................      1,670,271         1,699,989
  Mortgage notes and other secured debt.....................        531,836           537,925
  Accounts payable and accrued expenses.....................        140,527           106,097
  Construction payable......................................         18,835            40,925
  Distributions and dividends payable.......................            729            57,739
  Other liabilities.........................................         99,637            89,836
                                                                 ----------        ----------
          Total liabilities.................................      2,749,388         2,972,333
                                                                 ----------        ----------
Minority interest...........................................         45,815            46,630
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
     shares issued and outstanding at December 31, 2000;
     stated liquidation preference of $25.00 per share......             --           135,000
  Series B Preferred Shares; $0.01 par value; 6,256,100
     shares issued and outstanding at December 31, 2000;
     stated liquidation preference of $25.00 per share......             --           156,403
  Series C Preferred Shares; $0.01 par value; 2,000,000
     shares issued and outstanding at September 30, 2001 and
     December 31, 2000; stated liquidation preference of
     $50.00 per share.......................................        100,000           100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000
     shares issued and outstanding at September 30, 2001 and
     December 31, 2000; stated liquidation preference of
     $25.00 per share.......................................        250,000           250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000
     shares issued and outstanding at September 30, 2001 and
     December 31, 2000; stated liquidation preference of
     $25.00 per share.......................................         50,000            50,000
  Common shares of beneficial interest; $0.01 par value;
     174,645,388 shares issued and outstanding at September
     30, 2001 and 165,287,358 shares issued and outstanding
     at December 31, 2000...................................          1,746             1,653
Additional paid-in capital..................................      2,933,202         2,740,136
Employee share purchase notes...............................        (17,161)          (18,556)
Accumulated other comprehensive income......................        (53,198)          (33,768)
Distributions in excess of net earnings.....................       (436,348)         (453,497)
                                                                 ----------        ----------
          Total shareholders' equity........................      2,828,241         2,927,371
                                                                 ----------        ----------
          Total liabilities and shareholders' equity........     $5,623,444        $5,946,334
                                                                 ==========        ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 PROLOGIS TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                             (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income:
  Rental income.............................................  $115,947   $121,519   $352,338   $362,024
  Other real estate income..................................    26,840     19,479     87,045     65,713
  Income from unconsolidated entities.......................    14,621     21,336     27,556     46,725
  Interest and other income.................................       837      1,334      3,444      5,554
                                                              --------   --------   --------   --------
         Total income.......................................   158,245    163,668    470,383    480,016
                                                              --------   --------   --------   --------
Expenses:
  Rental expenses, net of recoveries of $23,484 and $72,236
    for the three and nine months in 2001, respectively, and
    $22,426 and $68,163 for the three and nine months in
    2000, respectively, and including amounts paid to
    affiliate of $174 for the nine months in 2001 and $294
    and $919 for the three and nine months in 2000,
    respectively............................................     7,973      6,486     21,655     20,617
  General and administrative, including amounts paid to
    affiliate of $170 for the nine months in 2001 and $252
    and $719 for the three and nine months in 2000,
    respectively............................................    11,042      9,652     38,153     32,174
  Depreciation and amortization.............................    36,040     35,448    106,403    112,513
  Interest..................................................    41,211     43,700    123,377    128,542
  Other.....................................................       675      1,188      2,667      3,838
                                                              --------   --------   --------   --------
         Total expenses.....................................    96,941     96,474    292,255    297,684
                                                              --------   --------   --------   --------
Earnings before minority interest...........................    61,304     67,194    178,128    182,332
Minority interest share in earnings.........................     1,470      1,228      4,304      4,317
                                                              --------   --------   --------   --------
Earnings before gain on disposition of real estate and
  foreign currency exchange losses..........................    59,834     65,966    173,824    178,015
Gain on disposition of real estate, net.....................     3,488        702        863      1,009
Foreign currency exchange losses, net.......................    (6,545)    (1,929)    (2,236)   (20,378)
                                                              --------   --------   --------   --------
Earnings before income taxes................................    56,777     64,739    172,451    158,646
Income taxes:
  Current income tax expense................................       435        465      2,344      1,123
  Deferred income tax expense (benefit).....................      (748)     1,535      3,507      1,702
                                                              --------   --------   --------   --------
         Total income taxes.................................      (313)     2,000      5,851      2,825
                                                              --------   --------   --------   --------
Net earnings................................................    57,090     62,739    166,600    155,821
Less preferred share dividends..............................     8,179     14,120     29,130     42,675
                                                              --------   --------   --------   --------
Net earnings attributable to Common Shares..................    48,911     48,619    137,470    113,146
Other comprehensive income:
  Foreign currency translation adjustments..................    43,200    (38,263)   (19,430)   (49,613)
                                                              --------   --------   --------   --------
Comprehensive income........................................  $ 92,111   $ 10,356   $118,040   $ 63,533
                                                              ========   ========   ========   ========
Weighted average Common Shares outstanding -- Basic.........   174,507    164,317    171,932    163,206
                                                              ========   ========   ========   ========
Weighted average Common Shares outstanding -- Diluted.......   175,586    170,578    174,945    164,602
                                                              ========   ========   ========   ========
Per Common Share:
  Basic net earnings attributable to Common Shares..........  $   0.28   $   0.30   $   0.80   $   0.69
                                                              ========   ========   ========   ========
  Diluted net earnings attributable to Common Shares........  $   0.28   $   0.29   $   0.79   $   0.69
                                                              ========   ========   ========   ========
  Distributions.............................................  $  0.345   $  0.335   $  1.035   $  1.005
                                                              ========   ========   ========   ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 PROLOGIS TRUST

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              -----------   ---------
                                                                    (UNAUDITED)
                                                                  (IN THOUSANDS)
Operating activities:
  Net earnings..............................................  $   166,600   $ 155,821
  Minority interest share in earnings.......................        4,304       4,317
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................      106,403     112,513
    Gain on disposition of real estate......................         (863)     (1,009)
    Straight-lined rents....................................       (5,392)     (4,952)
    Amortization of deferred loan costs.....................        3,689       3,028
    Stock-based compensation................................        5,150       2,330
    Income from unconsolidated entities.....................      (15,673)    (36,321)
  Deferred income tax expense...............................        3,507       1,702
    Foreign currency exchange (gains) losses, net...........         (251)     19,697
  Increase in accounts receivable and other assets..........      (29,730)    (33,429)
  Increase in accounts payable, accrued expenses and other
    liabilities.............................................       45,746      62,751
                                                              -----------   ---------
         Net cash provided by operating activities..........      283,490     286,448
                                                              -----------   ---------
Investing activities:
  Real estate investments...................................     (621,024)   (470,711)
  Tenant improvements and lease commissions on previously
    leased space............................................      (16,379)    (14,763)
  Recurring capital expenditures............................      (23,401)    (17,966)
  Proceeds from dispositions of real estate.................      690,752     440,570
  Net (advances to) amounts received from unconsolidated
    entities................................................      176,228     (72,568)
  Proceeds from repayment of note receivable................       10,424          --
  Cash balances contributed as part of ProLogis European
    Properties S.a.r.l. ....................................           --     (17,968)
                                                              -----------   ---------
         Net cash provided by (used in) investing
           activities.......................................      216,600    (153,406)
                                                              -----------   ---------
Financing activities:
  Net proceeds from exercised options and dividend
    reinvestment and share purchase plans...................       48,575      17,560
  Repurchase of Common Shares, net of costs.................      (16,000)         --
  Redemption of Series A preferred shares...................     (135,000)         --
  Redemption of Series B convertible preferred shares.......       (4,583)         --
  Debt issuance and other transaction costs incurred........       (1,815)     (4,546)
  Distributions paid on Common Shares.......................     (177,332)   (163,465)
  Distributions paid to minority interest holders...........       (5,248)     (5,422)
  Distributions paid on preferred shares....................      (29,130)    (42,675)
  Principal payments on senior unsecured debt...............      (30,000)    (30,000)
  Principal payments received on employee share purchase
    notes...................................................        1,395       3,990
  Payments on the purchase of derivative financial
    instruments.............................................       (2,232)         --
  Proceeds from settlement of derivative financial
    instruments.............................................          106       2,172
  Proceeds from lines of credit.............................      976,406     737,836
  Payments on lines of credit...............................   (1,128,675)   (561,543)
  Regularly scheduled principal payments on mortgage
    notes...................................................       (5,764)     (5,229)
  Principal prepayments on mortgage notes...................       (7,544)     (7,203)
                                                              -----------   ---------
         Net cash used in financing activities..............     (516,841)    (58,525)
                                                              -----------   ---------
Net increase (decrease) in cash and cash equivalents........      (16,751)     74,517
Cash and cash equivalents, beginning of period..............       57,870      69,338
                                                              -----------   ---------
Cash and cash equivalents, end of period....................  $    41,119   $ 143,855
                                                              ===========   =========

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

     Recently issued Statements of Financial Accounting Standards ("SFAS") that are applicable to ProLogis' business are:

     - SFAS No. 142, "Goodwill and Other Intangible Assets" provides that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test (the impairment guidance in existing rules for equity method goodwill will continue to apply). SFAS No. 142 also changes the rules for recognition of acquired intangible assets other than goodwill but continues to require that intangible assets be amortized over their useful lives.

     - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale and provides implementation guidance with respect to accounting for impairment of long-lived assets. SFAS No. 144 requires that discontinued operations be measured on the same basis as other long-lived assets (the lower of its carrying amount or fair value less cost to sell) rather than at the net realizable value as previously

                                 PROLOGIS TRUST
       required. Additionally, future operating losses of discontinued operations are no longer recognized before they occur.

     - SFAS Nos. 142 and 144 are effective for ProLogis' fiscal year ending December 31, 2002. Management is still evaluating the effects these standards will have, if any, on ProLogis' consolidated financial position, results of operations or financial statement disclosures. For the nine months ended September 30, 2001 and 2000, ProLogis recognized amortization expense related to recognized goodwill of $0.1 million and $1.8 million, respectively, as a component of "Depreciation and Amortization" in its Consolidated Condensed Statements of Earnings and Comprehensive Income.

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

                                 PROLOGIS TRUST

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

     The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                -------------------   ------------------
                                                  2001       2000      2001       2000
                                                --------   --------   -------   --------
Losses from the remeasurement of third party
  debt and remeasurement and settlement of
  intercompany debt, net......................  $(5,445)   $(2,661)   $(1,461)  $(21,669)
Mark to market gains (losses) on foreign
  currency put option contracts(1)............     (817)      (477)       245         --
Gains (losses) from the settlement of foreign
  currency put option contracts, net(1).......     (417)     1,427       (998)     1,544
Other gains (losses), net.....................      134       (218)       (22)      (253)
                                                -------    -------    -------   --------
          Total...............................  $(6,545)   $(1,929)   $(2,236)  $(20,378)
                                                =======    =======    =======   ========

---------------

(1) Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized.

2.  AMENDED QUARTERLY REPORT ON FORM 10-Q/A#1

     ProLogis' Quarterly Report on Form 10-Q for the period ended September 30, 2001 originally filed on November 13, 2001 included the financial position and results of operations of ProLogis' subsidiary, Kingspark Holding S.A. and subsidiaries ("Kingspark S.A."), in its unaudited consolidated condensed financial statements on a consolidated basis. Until January 5, 2001, ProLogis owned only the non-voting preferred stock of Kingspark S.A. and reported its investment in Kingspark S.A. under the equity method. On that date, ProLogis acquired 95% of the membership interest (all non-voting) in Kingspark LLC, which acquired the voting common stock of Kingspark S.A. After the change in the ownership structure, ProLogis believed it had control of Kingspark S.A. and began consolidating it in its financial statements along with its other majority-owned and controlled subsidiaries and partnerships. After reconsideration of the facts underlying its ownership position, ProLogis determined it did not have control of Kingspark S.A., as it held no voting interest, and therefore, consolidation was deemed inappropriate. Therefore, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2001 included in this Form 10-Q/A#1 to reflect its investment in Kingspark S.A. on the equity method, consistent with its reporting of this investment prior to January 5, 2001. Further, ProLogis has amended its unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2001 included in this Form 10-Q/A#1 to reflect its investments in two other entities, whose sole purpose is to hold preferred stock in technology companies, under the equity method. ProLogis began consolidating these entities in 2001, but as with Kingspark S.A., subsequently determined that its ownership interest did not give it control. These changes in reporting have no effect on ProLogis' shareholders equity as of September 30, 2001

                                 PROLOGIS TRUST
or its net earnings attributable to Common Shares, net earnings attributable to Common Shares per share or comprehensive income for the three and nine months ended September 30, 2001. These changes in reporting did result in changes in certain financial statement amounts. The most significant of which are as follows (in thousands):

                                                                SEPTEMBER 30, 2001
                                                              -----------------------
                                                                  AS       PREVIOUSLY
                                                               AMENDED      REPORTED
                                                              ----------   ----------
Real estate.................................................  $4,587,892   $5,005,056
Investments in and advances to unconsolidated entities......  $1,318,616   $  820,100

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                               --------------------   --------------------
                                                 AS      PREVIOUSLY     AS      PREVIOUSLY
                                               AMENDED    REPORTED    AMENDED    REPORTED
                                               -------   ----------   -------   ----------
Other real estate income.....................  $26,840    $36,326     $87,045    $111,740
Income (loss) from unconsolidated entities...  $14,621    $(3,101)    $27,556    $  6,204
Loss on investment...........................  $    --    $    --     $    --    $  7,456

3.  REAL ESTATE:

  REAL ESTATE INVESTMENTS

     Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             2001                 2000
                                                         -------------        ------------
Operating facilities:
  Improved land........................................   $  631,085(1)        $  648,950(1)
  Buildings and improvements...........................    3,468,029(1)         3,619,543(1)
                                                          ----------           ----------
                                                           4,099,114            4,268,493
                                                          ----------           ----------
Facilities under development (including cost of
  land)................................................      186,775(2)(3)        186,020(2)
Land held for development..............................      186,891(4)           187,405(4)
Capitalized preacquisition costs.......................      115,112(5)            47,574(5)
                                                          ----------           ----------
          Total real estate............................    4,587,892            4,689,492
Less accumulated depreciation..........................      555,264              476,982
                                                          ----------           ----------
          Net real estate..............................   $4,032,628           $4,212,510
                                                          ==========           ==========

---------------

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

                                 PROLOGIS TRUST

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

  OPERATING LEASE AGREEMENTS

     ProLogis leases its facilities to customers under agreements, which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of September 30, 2001, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

Remainder of 2001...........................................   $  109,458
2002........................................................      399,551
2003........................................................      323,882
2004........................................................      238,799
2005........................................................      170,509
2006 and thereafter.........................................      330,449
                                                               ----------
                                                               $1,572,648
                                                               ==========

     ProLogis' largest customer (based on rental income) accounted for 0.9% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 2001. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 12.8% of ProLogis' rental income (on an annualized basis) for the nine months ended September 30, 2001.

                                 PROLOGIS TRUST

4.  UNCONSOLIDATED ENTITIES:

  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Temperature-controlled distribution companies:
  CSI/Frigo LLC(1)..........................................   $    1,994      $       --
  ProLogis Logistics(1)(2)..................................      132,257         231,053
  Frigoscandia S.A.(1)(3)...................................      185,025         191,981
                                                               ----------      ----------
                                                                  319,276         423,034
                                                               ----------      ----------
Distribution real estate entities:
  ProLogis California(4)....................................      119,294         132,243
  ProLogis North American Properties Fund I(5)..............       44,238          10,369
  ProLogis North American Properties Fund II(6).............        8,642          13,408
  ProLogis North American Properties Fund III(7)............        6,452              --
  ProLogis North American Properties Fund IV(8).............        4,315              --
  ProLogis European Properties Fund(9)......................      236,903         147,938
  ProLogis European Properties S.a.r.l.(9)..................           --          84,767
                                                               ----------      ----------
                                                                  419,844         388,725
                                                               ----------      ----------
CDFS business:
  Kingspark LLC(10).........................................        8,924              --
  Kingspark S. A.(10).......................................      510,025         570,582
                                                               ----------      ----------
                                                                  518,949         570,582
                                                               ----------      ----------
Insight(11).................................................        2,459           2,470
ProLogis Equipment Services(12).............................        1,772             450
GoProLogis(13)..............................................       56,316          56,315
ProLogis PhatPipe(14).......................................           --          11,572
                                                               ----------      ----------
          Total.............................................   $1,318,616      $1,453,148
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

     ProLogis owns 89% of the membership interests (all non-voting) in CSI/Frigo LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member. ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. Mr. Brooksher's membership interests and the terms of the participating note entitle him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. ProLogis' ownership interests in CSI/ Frigo LLC, ProLogis Logistics and Frigoscandia S.A. do not result in ProLogis having ownership of or

                                 PROLOGIS TRUST
     control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' condensed financial statements. See Note 11.

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

 (8) ProLogis Third US Properties LP ("ProLogis North American Properties Fund IV") was formed on September 21, 2001 as a limited liability company whose members are ProLogis and ProLogis Development Services with 20% of the membership interests (on a combined basis) and First Islamic Investment Bank E.C. with 80% of the membership interests. This entity acquired 17 operating facilities

                                 PROLOGIS TRUST
     aggregating 3.5 million square feet in ten markets from ProLogis and ProLogis Development Services in September 2001.

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

                                 PROLOGIS TRUST

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

                                 PROLOGIS TRUST

  INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2001       2000       2001       2000
                                               --------   --------   --------   --------
Temperature-controlled distribution
  companies:
  CSI/Frigo LLC(1)...........................  $  (550)   $    --    $ (1,343)  $     --
  ProLogis Logistics(2)......................   (1,036)     2,196      (3,636)     8,067
  Frigoscandia S.A.(2).......................   (8,066)    (5,755)    (18,061)   (10,806)
                                               -------    -------    --------   --------
                                                (9,652)    (3,559)    (23,040)    (2,739)
                                               -------    -------    --------   --------
Distribution real estate entities:
  ProLogis California(3).....................    3,067      3,543      10,186      9,597
  ProLogis North American Properties Fund
     I(4)....................................      967      1,233       3,561      1,233
  ProLogis North American Properties Fund
     II(5)...................................      728        307       1,634        308
  ProLogis North American Properties Fund
     III(6)..................................      542         --         582         --
  ProLogis North American Properties Fund
     IV(7)...................................      (12)        --         (12)        --
  ProLogis European Properties Fund(8).......      965      4,637       7,816      8,949
  ProLogis European Properties S.a.r.l.(9)...       --      2,811          36      7,686
                                               -------    -------    --------   --------
                                                 6,257     12,531      23,803     27,773
                                               -------    -------    --------   --------
Kingspark S.A.(10)...........................   18,016     11,083      30,704     20,412
Insight......................................       --         36         (10)        34
ProLogis Equipment Services..................       --         --        (155)        --
GoProLogis(11)...............................       --      1,171       3,043      1,171
ProLogis PhatPipe(12)........................       --         74      (6,789)        74
                                               -------    -------    --------   --------
                                               $14,621    $21,336    $ 27,556   $ 46,725
                                               =======    =======    ========   ========

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

                                 PROLOGIS TRUST

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

  TEMPERATURE-CONTROLLED DISTRIBUTION COMPANIES

     ProLogis' total investment in its temperature-controlled distribution companies as of September 30, 2001 consisted of (in millions of U.S. dollars):

                                                     CSI/FRIGO     PROLOGIS     FRIGOSCANDIA
                                                        LLC      LOGISTICS(1)     S.A.(2)
                                                     ---------   ------------   ------------
Equity interest....................................    $ 0.4        $138.4         $ 22.6
ProLogis' share of the earnings of the entity......     (1.5)        (16.4)         (95.9)
                                                       -----        ------         ------
          Subtotal.................................     (1.1)        122.0          (73.3)
Other (including acquisition costs), net...........       --            --            1.7
                                                       -----        ------         ------
          Subtotal.................................     (1.1)        122.0          (71.6)
Notes and other receivables........................      3.1          10.2          256.6
                                                       -----        ------         ------
          Total....................................    $ 2.0        $132.2         $185.0
                                                       =====        ======         ======

                                 PROLOGIS TRUST

---------------

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

  DISTRIBUTION REAL ESTATE ENTITIES

     ProLogis' total investment in its distribution real estate entities as of September 30, 2001 consisted of (in millions of U.S. dollars):

                                                PROLOGIS     PROLOGIS     PROLOGIS     PROLOGIS
                                                 NORTH        NORTH        NORTH        NORTH       PROLOGIS
                                                AMERICAN     AMERICAN     AMERICAN     AMERICAN     EUROPEAN
                                   PROLOGIS    PROPERTIES   PROPERTIES   PROPERTIES   PROPERTIES   PROPERTIES
                                  CALIFORNIA     FUND I      FUND II      FUND III    FUND IV(1)    FUND(2)
                                  ----------   ----------   ----------   ----------   ----------   ----------
Equity interest.................    $161.1       $52.6        $14.3        $11.8        $ 8.2        $287.3
Distributions...................     (35.5)       (4.6)        (1.2)        (0.4)          --         (17.2)
ProLogis' share of the earnings
  of the entity, excluding fees
  earned........................      20.0         2.1          0.2           --           --          12.1
                                    ------       -----        -----        -----        -----        ------
          Subtotal..............     145.6        50.1         13.3         11.4          8.2         282.2
Adjustments to carrying
  value(3)......................     (28.0)       (9.4)        (6.4)        (5.9)        (4.5)        (39.5)
Other (including acquisitions
  costs), net...................       1.5         2.3          1.3          1.0          0.6         (11.3)
                                    ------       -----        -----        -----        -----        ------
          Subtotal..............     119.1        43.0          8.2          6.5          4.3         231.4
Other receivables...............       0.2         1.2          0.4           --           --           5.5
                                    ------       -----        -----        -----        -----        ------
          Total.................    $119.3       $44.2        $ 8.6        $ 6.5        $ 4.3        $236.9
                                    ======       =====        =====        =====        =====        ======

---------------

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

     - 131.0 million pound sterling (the currency equivalent of approximately $191.0 million as of September 30, 2001) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 6.0% per annum for borrowings outstanding at September 30, 2001; due on demand;

     - $130.9 million unsecured note from Kingspark S.A. ; interest at 5.0% per annum; due on demand; and

     - 85.6 million pound sterling (the currency equivalent of approximately $125.3 million as of September 30, 2001) mortgage note from Kingspark S.A.; secured by land parcels and facilities under development; interest at 6.0% per annum for borrowings outstanding at September 30, 2001; due on demand.

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

                                                                          PROLOGIS     PROLOGIS     PROLOGIS
                                                                           NORTH        NORTH         NORTH
                                                                          AMERICAN     AMERICAN     AMERICAN
                             PROLOGIS     FRIGOSCANDIA     PROLOGIS      PROPERTIES   PROPERTIES   PROPERTIES
                           LOGISTICS(1)     S.A.(1)      CALIFORNIA(2)   FUND I(3)    FUND II(4)   FUND III(4)
                           ------------   ------------   -------------   ----------   ----------   -----------
Total assets.............     $379.9         $455.7         $592.0         $357.3       $236.2       $210.1
Total liabilities(7).....     $257.0         $535.0         $301.0         $238.5       $168.6       $152.9
Minority interest........     $   --         $  0.2         $   --         $   --       $   --       $   --
Equity...................     $122.9         $(79.5)        $291.0         $118.8       $ 67.6       $ 57.2
Revenues.................     $233.4         $274.5         $ 50.6         $ 31.9       $ 14.8       $  6.5
Net earnings (loss)(8)...     $ (3.7)        $(27.9)        $ 14.7         $  4.3       $  1.1       $  0.2

                                 PROLOGIS TRUST

                                                               PROLOGIS
                                                                NORTH       PROLOGIS
                                                               AMERICAN     EUROPEAN
                                                              PROPERTIES   PROPERTIES   KINGSPARK
                                                              FUND IV(5)    FUND(6)      S.A.(1)
                                                              ----------   ----------   ---------
Total assets................................................    $145.6      $1,183.7     $586.0
Total liabilities(7)........................................    $104.7      $  521.8     $524.7
Minority interest...........................................    $   --      $     --     $   --
Equity......................................................    $ 40.9      $  661.9     $ 61.3
Revenues....................................................    $  0.2      $   62.0     $ 38.4
Net earnings (loss)(8)......................................    $   --(9)   $    9.6     $ 18.9

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

     In September 2001, ProLogis entered into an unsecured credit agreement that provides for a 24.5 billion yen revolving unsecured line of credit (the currency equivalent of $205.6 million as of September 30, 2001)

                                 PROLOGIS TRUST
through a group of 11 banks, on whose behalf Sumitomo Mitsui Banking Corporation acts as agent. Borrowings under the line of credit bear interest at 1.00% over the Tokyo Interbank Offering Rate (TIBOR). Borrowings outstanding as of September 30, 2001 were at a weighted average interest rate of 1.06% per annum. The credit agreement provides for an unused commitment fee of 0.25% per annum. The credit agreement matures on September 13, 2004 and may be extended for an additional year at ProLogis' option. As of September 30, 2001, the currency equivalent of approximately $46.2 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the agreement.

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

                                 PROLOGIS TRUST

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

8.  EARNINGS PER COMMON SHARE:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated is as follows (in thousands, except per share amounts):

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
Net earnings attributable to Common
  Shares...................................  $ 48,911   $ 48,619   $137,470   $113,146
Add: Minority interest share in earnings...        --      1,228         --         --
      Series B preferred share dividends...        --         --         81         --
                                             --------   --------   --------   --------
Adjusted net earnings attributable to
  Common Shares............................  $ 48,911   $ 49,847   $137,551   $113,146
                                             ========   ========   ========   ========
Weighted average Common Shares
  outstanding -- Basic.....................   174,507    164,317    171,932    163,206
Incremental weighted average effect of
  common share equivalents and contingently
  issuable shares..........................     1,079      1,097        948      1,396
Weighted average convertible limited
  partnership units........................        --      5,164         --         --
Weighted average Series B preferred
  shares...................................        --         --      2,065         --
                                             --------   --------   --------   --------
Adjusted weighted average Common Shares
  outstanding -- Diluted...................   175,586    170,578    174,945    164,602
                                             ========   ========   ========   ========
Per share net earnings attributable to
  Common Shares:
  Basic....................................  $   0.28   $   0.30   $   0.80   $   0.69
                                             ========   ========   ========   ========
  Diluted..................................  $   0.28   $   0.29   $   0.79   $   0.69
                                             ========   ========   ========   ========

                                 PROLOGIS TRUST

     For the periods indicated, the following weighted average convertible securities were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         2001    2000    2001    2000
                                                         -----   -----   -----   -----
Series B preferred shares..............................     --   8,133      --   8,546
                                                         =====   =====   =====   =====
Limited partnership units..............................  5,088      --   5,088   5,435
                                                         =====   =====   =====   =====

9.  BUSINESS SEGMENTS:

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

     Reconciliations of the three reportable segments: (i) income from external customers to ProLogis' total income; (ii) net operating income from external customers to ProLogis' earnings before minority interest (ProLogis' chief operating decision makers rely primarily on net operating income and related measures to

                                 PROLOGIS TRUST
make decisions about allocating resources and assessing segment performance); and (iii) assets to ProLogis' total assets are as follows (in thousands):

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Income:
  Property operations:
     United States(1).......................................  $ 350,349   $ 359,133
     Mexico.................................................     14,066      11,217
     Europe(2)..............................................     11,726      19,447
                                                              ---------   ---------
          Total property operations segment.................    376,141     389,797
                                                              ---------   ---------
  CDFS business:
     United States(3).......................................     66,965      56,630
     Mexico.................................................        (10)      1,543
     Europe(4)(5)...........................................     50,794      27,952
                                                              ---------   ---------
          Total CDFS business segment.......................    117,749      86,125
                                                              ---------   ---------
  Temperature-controlled distribution operations:
     United States(6).......................................     (3,663)      8,067
     Europe(7)..............................................    (19,377)    (10,806)
                                                              ---------   ---------
          Total temperature-controlled distribution
            operations segment..............................    (23,040)     (2,739)
                                                              ---------   ---------
  Reconciling items:
     Income (loss) from unconsolidated entities.............     (3,911)      1,279
     Interest and other income..............................      3,444       5,554
                                                              ---------   ---------
          Total reconciling items...........................       (467)      6,833
                                                              ---------   ---------
          Total income......................................  $ 470,383   $ 480,016
                                                              =========   =========
Net operating income:
  Property operations:
     United States(1).......................................  $ 326,290   $ 337,742
     Mexico.................................................     17,272      10,922
     Europe(2)..............................................     10,924      20,516
                                                              ---------   ---------
          Total property operations segment.................    354,486     369,180
                                                              ---------   ---------
  CDFS business:
     United States(3).......................................     64,498      53,826
     Mexico.................................................        (84)      1,514
     Europe(4)(5)...........................................     50,671      27,901
                                                              ---------   ---------
          Total CDFS business segment.......................    115,085      83,241
                                                              ---------   ---------

                                 PROLOGIS TRUST

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
  Temperature-controlled distribution operations:
     United States(6).......................................     (3,663)      8,067
     Europe(7)..............................................    (19,377)    (10,806)
                                                              ---------   ---------
          Total temperature-controlled distribution
            operations segment..............................    (23,040)     (2,739)
                                                              ---------   ---------
  Reconciling items:
     Income (loss) from unconsolidated entities.............     (3,911)      1,279
     Interest and other income..............................      3,444       5,554
     General and administrative expense.....................    (38,153)    (32,174)
     Depreciation and amortization..........................   (106,403)   (112,513)
     Interest expense.......................................   (123,377)   (128,542)
     Other expense..........................................         (3)       (954)
                                                              ---------   ---------
          Total reconciling items...........................   (268,403)   (267,350)
                                                              ---------   ---------
          Earnings from operations..........................  $ 178,128   $ 182,332
                                                              =========   =========

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Assets:
  Property operations:
     United States(8).......................................   $3,737,656      $3,887,601
     Mexico.................................................      130,903         113,538
     Europe(8)..............................................      295,599         308,457
                                                               ----------      ----------
          Total property operations segment.................    4,164,158       4,309,596
                                                               ----------      ----------
  CDFS business:
     United States..........................................      222,412         304,697
     Mexico.................................................       31,506          26,288
     Europe(8)..............................................      676,881         637,207
     Japan..................................................       40,572              --
                                                               ----------      ----------
          Total CDFS business segment.......................      971,371         968,192
                                                               ----------      ----------
  Temperature controlled distribution operations:
     United States(8).......................................      133,539         231,053
     Europe(8)..............................................      185,737         191,981
                                                               ----------      ----------
          Total temperature controlled distribution
            operations segment..............................      319,276         423,034
                                                               ----------      ----------

                                 PROLOGIS TRUST

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
  Reconciling items:
     Investment in and advances to unconsolidated
       entities.............................................       60,548          70,807
     Cash...................................................       41,119          57,870
     Accounts and notes receivable..........................        6,294          43,040
     Other assets...........................................       60,678          73,795
                                                               ----------      ----------
          Total reconciling items...........................      168,639         245,512
                                                               ----------      ----------
          Total assets......................................   $5,623,444      $5,946,334
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

                                 PROLOGIS TRUST

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

     - ProLogis received $12.4 million, $34.1 million, $13.7 million, $11.7 million and $8.2 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis North American Properties Fund I, ProLogis North American Properties Fund II, ProLogis North American Properties Fund III and ProLogis North American Properties Fund IV, respectively, in the form of an equity interest in these entities during 2001. ProLogis received $5.2 million, $13.8 million, $18.6 million and $0.6 million of the proceeds from its disposition of facilities to ProLogis European Properties Fund, ProLogis California, ProLogis North American Properties Fund I and ProLogis North American Properties Fund II in the form of an equity interest during 2000.

     - ProLogis received $13.2 million of the proceeds from its disposition of facilities to North American Properties Fund II in the form of notes receivable from this entity during 2000.

     - ProLogis received $2.3 million and $7.4 million of the proceeds from its disposition of facilities to third parties in the form of notes receivable in 2001 and 2000, respectively.

     - In connection with the acquisition of a facility, ProLogis assumed a $7.7 million mortgage note in 2001.

     - In connection with the agreement for the acquisition of Kingspark S.A., ProLogis issued approximately 67,000 and 602,000 Common Shares valued at $1.5 million and $11.9 million, respectively, in 2001 and 2000, respectively.

     - Series B preferred shares aggregating $151.8 million and $17.7 million were converted into Common Shares in 2001 and 2000, respectively.

     - Net foreign currency translation adjustments of $(19,430,000) and $(49,613,000) were recognized in 2001 and 2000, respectively.

11.  RELATED PARTY TRANSACTIONS:

 TRANSACTIONS WITH CHIEF EXECUTIVE OFFICER AND CHAIRMAN

     ProLogis has invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Internal Revenue Code of 1986, as amended (the "Code"). Therefore, the voting common stock of these companies was held by third parties including entities in which Security Capital, ProLogis' largest shareholder, held non-voting interests. The Code, as amended in 2001, allows for ProLogis to have a voting ownership interest in these entities. ProLogis began negotiations to acquire the voting ownership

                                 PROLOGIS TRUST
interests in these entities during 2000. Before the acquisitions were completed it was determined that the state income tax laws governing REITs were not all going to be changed to coincide with the amendments to the Code. Therefore, K. Dane Brooksher, ProLogis' chairman and chief executive officer, acquired the voting ownership interests in Frigoscandia S.A., ProLogis Logistics and Kingspark S.A. from the third parties and Security Capital. See Note 4.

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

                                 PROLOGIS TRUST

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

PROPERTY OPERATIONS

     ProLogis owned or had ownership interests in the following operating facilities as of the dates indicated (square footage in thousands):

                                                              SEPTEMBER 30,
                                                   -----------------------------------
                                                         2001               2000
                                                   ----------------   ----------------
                                                            SQUARE             SQUARE
                                                   NUMBER   FOOTAGE   NUMBER   FOOTAGE
                                                   ------   -------   ------   -------
Direct ownership(1)..............................  1,207    121,716   1,234    123,977
ProLogis California(2)...........................     79     13,052      77     12,395
ProLogis North American Properties Fund
  I(1)(3)........................................     36      8,963      33      8,024
ProLogis North American Properties Fund
  II(1)(4).......................................     27      4,477       3        440
ProLogis North American Properties Fund
  III(1)(5)......................................     34      4,380      --         --
ProLogis North American Properties Fund
  IV(1)(6).......................................     17      3,475      --         --
ProLogis European Properties Fund and ProLogis
  European Properties S.a.r.l.(7)................    123     19,236      94     12,494
                                                   -----    -------   -----    -------
                                                   1,523    175,299   1,441    157,330
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

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Facilities directly owned by ProLogis and its consolidated
  entities:
  Rental income(1)..........................................  $352,338   $362,024
  Property operating expenses(2)............................    21,655     20,617
                                                              --------   --------
          Net operating income..............................   330,683    341,407
                                                              --------   --------
Income from ProLogis California.............................    10,186      9,597
Income from ProLogis North American Properties Fund I(3)....     3,561      1,233
Income from ProLogis North American Properties Fund II(3)...     1,634        308
Income from ProLogis North American Properties Fund
  III(4)....................................................       582         --
Income from ProLogis North American Properties Fund IV(5)...       (12)        --
Income from ProLogis European Properties Fund(6)............     7,816      8,949
Income from ProLogis European Properties S.a.r.l.(6)........        36      7,686
                                                              --------   --------
          Total property operations segment.................  $354,486   $369,180
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

(3) ProLogis North American Properties Fund I and ProLogis North American Properties Fund II began operations on June 30, 2000.

(4) ProLogis North American Properties Fund III began operations on June 15,
    2001.

(5) ProLogis North American Properties Fund IV began operations on September 21, 2001.

(6) In 2001, ProLogis' share of the income of ProLogis European Properties Fund includes net foreign currency losses of $1.3 million. In 2000, ProLogis' share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. includes net foreign currency gains of $1.9 million and $2.0 million, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties Fund would have been $9.3 million and $7.0 million for 2001 and 2000, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties S.a.r.l. would have been $5.7 million for 2000. The decrease in ProLogis' combined share of the income of ProLogis European Properties Fund and ProLogis European Properties S.a.r.l. in 2001 from 2000 is due to: (i) higher effective interest costs in 2001; (ii) changes in ProLogis' ownership interests between periods; and (iii) the effects of a decrease in the foreign currency exchange rates at which the income of these entities is translated to U.S. dollars. ProLogis recognized income under the equity method related to ProLogis European Properties S.a.r.l. in 2001 for only six days. See Note 4 to ProLogis' Consolidated Condensed Financial Statements in
    Item 1.

     Pre-stable facilities are generally newly developed or acquired facilities that are usually underleased at the time they are completed or acquired. ProLogis, utilizing its ProLogis Operating System(R), has been successful in increasing occupancies on such facilities during their initial months of operation. ProLogis' stabilized operating facilities (facilities owned by ProLogis and its consolidated and unconsolidated entities) were 93.3% occupied and 94.3% leased as of September 30, 2001. ProLogis' stabilized occupancy levels have decreased during the first nine months of 2001 (95.4% occupied and 96.2% leased as of December 31, 2000).

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

     The CDFS business segment income increased for the nine months in 2001 over the same period in 2000, due to an increase in sales volume. The CDFS business segment's net operating income is comprised of the following (in thousands):

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Net gains on disposition of land parcels and facilities
  developed(1)..............................................  $ 81,245   $60,615
Development fees and other, net.............................     2,499     2,842
Income from Kingspark S.A.(2)(3)............................    30,704    20,411
Miscellaneous income........................................     3,301     2,257
Other expenses(4)...........................................    (2,664)   (2,884)
                                                              --------   -------
                                                              $115,085   $83,241
                                                              ========   =======

---------------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:
     - 2001: 152 acres; 12.1 million square feet; $590.0 million of proceeds, and
     - 2000: 188 acres; 9.5 million square feet; $429.6 million of proceeds.

(2) Kingspark S.A.'s income in 2001 includes:
     - Gains from the disposition of land parcels and facilities developed (2.4 acres; 2.1 million square feet; $203.3 million of proceeds; net gains of $21.4 million);
     - Development fees and other miscellaneous net income of $7.6 million;
     - Deferred and current income tax expense of $50,000; and
     - Foreign currency exchange losses of $2.3 million.

(3) Kingspark S.A.'s income in 2000 includes:
     - Gains from the disposition of land parcels and facilities developed (11 acres; 0.7 million square feet; $91.8 million of proceeds; net gains of $13.2 million);
     - Development fees and other miscellaneous net income of $5.2 million;
     - Deferred and current income tax expense of $2.6 million; and
     - Foreign currency exchange gains of $1.0 million.

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

TEMPERATURE-CONTROLLED DISTRIBUTION OPERATIONS

     ProLogis recognizes net operating income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the total income or loss of CSI/Frigo LLC, ProLogis Logistics and Frigoscandia S.A. was as follows (in thousands) (see Notes 4 and 8 to ProLogis' Consolidated Condensed Financial Statements in Item 1):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Loss from CSI/Frigo LLC.....................................  $ (1,343)  $     --
Income (loss) from ProLogis Logistics.......................    (3,636)     8,067
Loss from Frigoscandia S.A..................................   (18,061)   (10,806)
                                                              --------   --------
Total temperature-controlled distribution operations
  segment...................................................  $(23,040)  $ (2,739)
                                                              ========   ========

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

  THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     The changes in net earnings attributable to Common Shares and its components for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 are similar to the changes for the nine month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed under "-- Nine Months Ended September 20, 2001 and 2000" except as specifically discussed under "-- Property Operations", "Income (Loss) from Unconsolidated Entities", "-- Gain on Disposition of Real Estate".

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

     - the proceeds from the disposition of facilities to entities in which ProLogis maintains an ownership interest, such as ProLogis European Properties Fund or other real estate distribution entities that may be formed in the future; and

     - utilization of ProLogis' U.S. dollar denominated and multi-currency revolving credit facilities.

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

     Funds from operations is as follows (in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net earnings attributable to Common Shares..................  $137,470   $113,146
  Add (Deduct):
     Real estate related depreciation and amortization......   101,780    109,238
     Gain (loss) on disposition of non-CDFS business segment
      assets................................................      (863)    (1,009)
     Foreign currency exchange losses, net..................     1,216     21,622
     Deferred income tax expense............................     3,507      1,702
       ProLogis' share of reconciling items of
        unconsolidated entities:
       Real estate related depreciation and amortization....    50,031     43,709
       Loss on disposition of non-CDFS business segment
        assets..............................................     3,965       (357)
       Foreign currency exchange gains, net.................    12,618     (4,589)
       Deferred income tax expense benefit..................    (7,159)    (4,204)
                                                              --------   --------
Funds from operations attributable to Common Shares.........  $302,565   $279,258
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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 4.1*.. Third Amendment to Rights Agreement, dated as of December
       31, 1993, between ProLogis and Fleet National Bank, as
       Rights Agent, to amend the agreement and appoint EquiServe
       Trust Company, N.A.
12.1   Computation of Ratio of Earnings to Fixed Charges
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1 Letter from Arthur Andersen LLP regarding unaudited financial information dated April 2, 2002
99.1   Letter dated April 3, 2002 to United States Securities and
       Exchange Commission related to the review performed by Arthur Andersen

---------------

* Previously filed.

     (b) Reports on Form 8-K:

DATE                                                    ITEMS REPORTED   FINANCIAL STATEMENTS
----                                                    --------------   --------------------
July 10, 2001.........................................        5                   No

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      PROLOGIS TRUST

                                          BY:   /s/ WALTER C. RAKOWICH

                                          --------------------------------------
                                                    Walter C. Rakowich
                                                  Managing Director and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                          BY:      /s/ LUKE A. LANDS

                                          --------------------------------------
                                                      Luke A. Lands
                                           Senior Vice President and Controller

                                          BY:     /s/ SHARI J. JONES

                                          --------------------------------------
                                                      Shari J. Jones
                                                      Vice President
                                              (Principal Accounting Officer)

Date: April 15, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 4.1*    Third Amendment to Rights Agreement, dated as of December
         31, 1993, between ProLogis and Fleet National Bank, as
         Rights Agent, to amend the agreement and appoint EquiServe
         Trust Company, N.A.
12.1     Computation of Ratio of Earnings to Fixed Charges
         (incorporated by reference to the Quarterly Report on Form
         10-Q/A #1 as filed April 5, 2002)
12.2     Computation of Ratio of Earnings to Combined Fixed Charges
         and Preferred Share Dividends (incorporated by reference to the Quarterly Report on Form 10-Q/A #1 as filed April 5,
         2002)
15.1     Letter from Arthur Andersen LLP regarding unaudited
         financial information dated April 2, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q/A #1 as filed
         April 5, 2002)
99.1     Letter dated April 3, 2002 to United States Securities and
         Exchange Commission related to the review performed by
         Arthur Andersen (incorporated by reference to the Quarterly
         Report on Form 10-Q/A #1 as filed April 5, 2002)

---------------

* Previously filed.