Form 10-K/A
period 2001-12-31
PROLOGIS TRUST
filed 2002-04-16
CIK 899881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                 FORM 10-K/A #1

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

     Based on the closing price of the registrant's shares on April 11, 2002, the aggregate market value of the voting shares held by non-affiliates of the registrant was $3,077,793,460.

     At April 11, 2002, there were outstanding approximately 177,526,876 common shares of beneficial interest of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The purpose of this Form 10-K/A is to amend certain disclosures in Items 7, 10, 11, 12, 13, and 14 to the Annual Report on Form 10-K.

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                            PAGE
----                           -----------                            ----
                                  PART I
 1.    Business....................................................      1
         ProLogis Trust............................................      1
         2001 Financial Results....................................      2
         Business Strategy and Operating Segments..................      2
         ProLogis Operating System(R)..............................     12
         ProLogis Management.......................................     14
         Environmental Matters.....................................     18
         Insurance Coverage........................................     18
 2.    Properties..................................................     19
         Industrial Distribution Facilities........................     19
         Geographic Distribution...................................     19
         Facilities................................................     21
         Consolidated Entities.....................................     25
         Unconsolidated Entities...................................     27
 3.    Legal Proceedings...........................................     30
 4.    Submission of Matters to a Vote of Security Holders.........     31

                                 PART II
 5.    Market for the Registrant's Common Equity and Related
         Stockholder Matters.......................................     31
 6.    Selected Financial Data.....................................     34
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................     37
         Critical Accounting Policies..............................     38
         Results of Operations.....................................     39
         Environmental Matters.....................................     48
         Liquidity and Capital Resources...........................     48
         New Tax Legislation.......................................     54
         Funds from Operations.....................................     54
         Risk Factors..............................................     56
 7A.   Quantitative and Qualitative Disclosure About Market Risk...     61
 8.    Financial Statements and Supplementary Data.................     63
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure Matters..........................     63

                                 PART III
 10.   Directors and Executive Officers of the Registrant..........     63
 11.   Executive Compensation......................................     64
 12.   Security Ownership of Certain Beneficial Owners and
         Management................................................     71
 13.   Certain Relationships and Related Transactions..............     74

                                 PART IV
 14.   Exhibits, Financial Statement Schedules and Reports on Form
         8-K.......................................................     79

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

     Within ProLogis European Properties Fund, third party institutional investors executed equity subscription agreements with ProLogis European Properties Fund in the original amount of 1.06 billion euros (the currency equivalent of approximately $1.07 billion at then-current currency exchange rates quoted by Reuters), of which approximately 456 million euros (the currency equivalent of approximately $402 million as of December 31, 2001 based on currency exchange rates quoted by Reuters) remains unfunded at December 31, 2001. The subscription agreements expire in September 2002 and the proceeds are committed to fund acquisitions of ProLogis' completed stabilized European developments and acquisitions of facilities from third parties. By terms of an agreement with ProLogis European Properties Fund, ProLogis is required to contribute to ProLogis European Properties Fund, and ProLogis European Properties Fund is required to acquire, any European distribution facilities that meet specified criteria (primarily as to asset class, stabilization, location and yield). Such contributions are made to ProLogis European Properties Fund based on appraised values of the property. Although ProLogis is required to contribute to ProLogis European Properties Fund all assets that meet the specified criteria, there are no requirements that ProLogis acquire or develop land or contribute a minimum amount of facilities. As a result, the third party subscription agreements do not represent a committed source of financing to ProLogis. ProLogis is a co-investor with the third party investors in ProLogis European Properties Fund and entered into a subscription agreement in the original amount of approximately 270 million euros (the currency equivalent of approximately $280 million at then-current currency exchange rates quoted by Reuters), of which approximately 58.9 million euros (the currency equivalent of approximately $51.9 million as of December 31, 2001 based on currency exchange rates quoted by Reuters) remains unfunded at December 31, 2001. ProLogis believes that the funding sources itemized above are adequate to fund the investment required in development facilities prior to their contribution to ProLogis European Properties Fund and the contributions required by ProLogis' subscription agreement with ProLogis European Properties Fund.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

TRUSTEES AND OFFICERS

     For information regarding ProLogis' executive officers and Trustees, see "Item 1. Business -- ProLogis Management -- Executive Officers and Trustees" and "-- Senior Officers." Security Capital has the right to nominate up to three Trustees, depending on its level of beneficial ownership of Common Shares. See "Item 13. Certain Relationships and Transactions -- Amended and Restated Investor Agreement." Messrs. Blankenship and Wattles are the nominees of Security Capital. The Declaration of Trust requires that a majority of the Trustees not be officers or employees of ProLogis.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires ProLogis' Trustees and officers and beneficial owners of more than ten percent of the outstanding Common Shares to file reports of ownership and changes in ownership of the Common Shares with the Securities Exchange Commission and to send copies of those reports to ProLogis. Based solely on a review of those reports and amendments thereto furnished to ProLogis and on written representations of certain of such persons that they were not required to file certain of those reports, ProLogis believes that no such person failed to file any such report on a timely basis during 2001, except that K. Dane Brooksher filed one late report with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table presents the compensation for 2001, 2000 and 1999 of each of the Chairman and Chief Executive Officer, the Vice Chairman and the three other most highly compensated executive officers in 2001 (the "Named Executive Officers").

                                           ANNUAL COMPENSATION
                                      -----------------------------
                                                                      OTHER ANNUAL
NAME AND                                                              COMPENSATION
PRINCIPAL POSITION                    YEAR   SALARY($)    BONUS($)       ($)(1)
------------------                    ----   ---------    ---------   ------------
K. Dane Brooksher...................  2001    884,551(6)  1,150,000          --
  Chairman and                        2000    500,000     1,000,000          --
  Chief Executive Officer             1999    400,000       900,000          --
Irving F. Lyons, III................  2001    425,000       625,000          --
  Vice Chairman and                   2000    400,000       550,000          --
  Chief Investment                    1999    350,000       550,000          --
  Officer
Walter C. Rakowich..................  2001    320,000       375,000          --
  Managing Director and               2000    300,000       325,000          --
  Chief Financial Officer             1999    300,000       300,000     101,370
John W. Seiple, Jr. ................  2001    320,000       375,000          --
  President and                       2000    300,000       325,000          --
  Chief Operating Officer             1999    250,000       300,000     110,860
  for North America
Robert J. Watson....................  2001    306,640(7)    325,000          --
  President and Chief                 2000    289,733(7)    300,000          --
  Operating Officer for               1999    277,177(7)    275,000     158,971
  Europe

                                                    LONG-TERM COMPENSATION AWARDS
                                      ----------------------------------------------------------
                                                        COMMON
                                       RESTRICTED       SHARES                       ALL OTHER
NAME AND                                 SHARE        UNDERLYING         LTIP       COMPENSATION
PRINCIPAL POSITION                    AWARDS($)(2)   OPTIONS(#)(3)   PAYOUT($)(4)      ($)(5)
------------------                    ------------   -------------   ------------   ------------
K. Dane Brooksher...................          --        168,483        860,400         20,940
  Chairman and                         3,726,875        174,529        934,500         16,645
  Chief Executive Officer                     --        162,700             --         15,743
Irving F. Lyons, III................          --        110,161        505,485         20,652
  Vice Chairman and                           --        101,808        556,250         16,645
  Chief Investment                            --         97,620             --         15,743
  Officer
Walter C. Rakowich..................          --         45,360        209,723         13,229
  Managing Director and                       --         41,814        244,750         11,023
  Chief Financial Officer                     --         40,675             --         10,452
John W. Seiple, Jr. ................          --         45,360        209,723         13,229
  President and                               --         41,814        244,750         11,023
  Chief Operating Officer                     --         40,675             --         10,452
  for North America
Robert J. Watson....................          --         45,360        209,723         14,392
  President and Chief                         --         41,814        222,500         12,086
  Operating Officer for                       --         40,675             --         11,446
  Europe

---------------

(1) Represents reimbursement of relocation costs.

(2) Represents a restricted share award made in 2000 under the 1997 Long-Term Incentive Plan. This award is comprised of units which will vest 25% on each December 31, beginning December 31, 2004. This award does not receive dividend equivalent units under the 1997 Long-Term Incentive Plan. See
    "-- Special Equity Agreement" and "-- 1997 Long-Term Incentive Plan". Prior to settlement of the restricted share units, dividends will be paid with respect to the restricted share units. The dollar amount shown is approximately equal to the number of shares earned multiplied by the closing price of Common Shares as reported by the New York Stock Exchange on the date of grant ($22.25 on December 31, 2000). The total number of shares, and the value, of restricted common shares held by Mr. Brooksher on December 31, 2001 (based on the closing price of Common Shares as reported on the New York Stock Exchange on December 31, 2001 ($21.51)) is 167,500 shares ($3,602,925).

(3) The 1997 Long-Term Incentive Plan provides that participants who are awarded options in 2001, 2000, and 1999 will also receive dividend equivalent units with respect to the options awarded. See "-- 1997 Long-Term Incentive Plan".

(4) Represents restricted shares earned under the Performance Program (see
    "-- Performance-Based Long-Term Retention Awards") on December 31, 2000 as follows: Mr. Brooksher -- 42,000 shares, Mr. Lyons -- 25,000 shares, Mr. Rakowich -- 11,000 shares, Mr. Seiple -- 11,000 shares and Mr.
    Watson -- 10,000 shares; and on December 31, 2001 as follows: Mr.
    Brooksher -- 40,000 shares, Mr. Lyons -- 23,500 shares, Mr.
    Rakowich -- 9,750 shares, Mr. Seiple -- 9,750 shares, and Mr.
    Watson -- 9,750 shares. The restricted shares vest with respect to 100% of the shares on December 31, 2002 and December 31, 2003, respectively. Prior to vesting, the restricted shares will receive dividend equivalent units in lieu of a cash dividend. See "-- 1997 Long-Term Incentive Plan". The dollar amount shown is approximately equal to the number of shares earned multiplied by the closing price of Common Shares as reported by the New York Stock Exchange on the date of grant, $22.25 on December 31, 2000 and $21.51 on December 31, 2001, respectively. The total number of shares, and the values, of restricted common shares held by each Named Executive Officer as of December 31, 2001 (based on the closing price of Common Shares as reported on the New York Stock Exchange on December 31, 2001 ($21.51)) is as follows: Mr. Brooksher -- 82,000 shares ($1,763,820), Mr. Lyons -- 48,500 shares ($1,043,235), Mr. Rakowich -- 20,750 shares ($446,333). Mr.
    Seiple -- 20,750 shares ($446,333), and Mr. Watson -- 19,750 shares ($424,823).

(5) Includes contributions made by ProLogis in 2001, 2000, and 1999 under its 401(k) Plan to Mr. Brooksher of $5,100 in 2001, $5,100 in 2000, and $4,800
    in 1999; Mr. Lyons of $5,100 in 2001, $5,100 in 2000, and $4,800 in 1999;
    Mr. Rakowich of $5,100 in 2001, $5,100 in 2000, and $4,800 in 1999; Mr.
    Seiple of $5,100 in 2001, $5,100 in 2000, and $4,800 in 1999; Mr. Watson of
    $5,100 in 2001, $5,100 in 2000, and $4,800 in 1999. Beginning in 1998,
    ProLogis has matched up to 50% of the first 6% of compensation contributed by the employee under the 401(k) Plan. Also includes the dollar value of insurance premiums paid by ProLogis with respect to term life insurance for the benefit of the Named Executive Officer as follows: Mr. Brooksher $1,920 in 2001, $225 in 2000 and $270 in 1999; Mr. Lyons $1,632 in 2001, $225 in
    2000 and $270 in 1999; Mr. Rakowich $1,142 in 2001, $225 in 2000, and $270
    in 1999; Mr. Seiple $1,142 in 2001, $225 in 2000, and $270 in 1999; Mr.
    Watson $928 in 2001, $179 in 2000, and $222 in 1999. Includes the dollar value of insurance premiums paid by ProLogis with respect to life insurance for the benefit of the Named Executive Officer as follows: Mr. Brooksher $54 in 2001, $75 in 2000, and $90 in 1999; Mr. Lyons $54 in 2001, $75 in 2000,
    and $90 in 1999; Mr. Rakowich of $54 in 2001, $75 in 2000, and $90 in 1999;
    Mr. Seiple of $54 in 2001, $75 in 2000, and $90 in 1999; Mr. Watson of $45 in 2001, $60 in 2000, and $74 in 1999. Also includes imputed interest income, if any, deemed incurred on loans from ProLogis having an interest rate lower than the rate mandated by the Internal Revenue Service. Mr. Brooksher received imputed interest payments of $13,866 in 2001, $11,245 in 2000, and $10,583 in 1999. Mr. Lyons received imputed interest payments of $13,866 in 2001, $11,245 in 2000, and $10,583 in 1999. Mr. Rakowich received imputed interest payments of $6,933 in 2001, $5,623 in 2000, and $5,292 in 1999. Mr. Seiple received imputed interest payments of $6,933 in 2001, $5,623 in 2000, and $5,292 in 1999. Mr. Watson received imputed interest payments of $8,319 in 2001, $6,747 in 2000, and $6,350 in 1999.

(6) Includes dividend payments made to Mr. Brooksher on his restricted share award (See "-- Special Equity Agreement") equal to the amount of ProLogis' quarterly dividend multiplied by the number of outstanding restricted share units on each applicable record date for the applicable dividend. The total amount received by Mr. Brooksher for 2001 was $234,551.

(7) Includes amounts paid as salary to offset additional tax charges resulting from Mr. Watson's residence in The Netherlands.

  Option Grants in 2001

     The following table sets forth certain information with respect to individual grants of options during 2001 to each of the Named Executive Officers.

                                                   INDIVIDUAL OPTION GRANTS
                             ---------------------------------------------------------------------
                                COMMON        PERCENT OF
                                SHARES       TOTAL OPTIONS    EXERCISE
                              UNDERLYING      GRANTED TO      OR BASE                  GRANT DATE
                                OPTIONS      EMPLOYEES IN      PRICE      EXPIRATION     PRESENT
NAME                         GRANTED(#)(1)      2001(2)      ($/SHARE)       DATE      VALUE($)(3)
----                         -------------   -------------   ----------   ----------   -----------
K. Dane Brooksher..........     168,483          9.35%        $20.675         (4)        403,315
Irving F. Lyons, III.......     110,161          6.11%        $20.675         (4)        263,703
Walter C. Rakowich.........      45,360          2.52%        $20.675         (4)        108,583
John W. Seiple, Jr. .......      45,360          2.52%        $20.675         (4)        108,583
Robert J. Watson...........      45,360          2.52%        $20.675         (5)        108,583

---------------

(1) All of the options granted to the Named Executive Officers in 2001 earn dividend equivalent units. See "1997 Long-Term Incentive Plan".

(2) Percentages include options sold to preferred stock subsidiaries, Kingspark Holding S.A., ProLogis Logistics Services Incorporated and Frigoscandia S.A.

(3) The amounts shown are based on the Black-Scholes option pricing model. The material assumptions incorporated in the Black-Scholes model in estimating the value of the options include the following: an expected option life of
    6.25 years; a risk-free interest rate of 4.65%; an expected dividend yield of 6.19%; and expected volatility of 21.07%. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Common Shares over the exercise price on the date the option is exercised. There can be no assurance that the value realized by an optionee will be at or near the value estimated by using the Black-Scholes model. The valuation and assumptions referenced in the foregoing do not include the valuation of dividend equivalent units.

(4) The options vest 25% on the first anniversary of the date of grant and an additional 25% on each of the second, third, and fourth anniversaries of the date of grant. However, such options may be exercised earlier in the event of the optionee's retirement, disability or death, or upon termination of an optionee's employment due to a change of control (as defined in the 1997 Long-Term Incentive Plan) of ProLogis. Options expire on September 19, 2011.

(5) The options vest 100% on the fourth anniversary of the date of grant. However, such options may be exercised earlier in the event of the optionee's retirement, disability or death, or upon termination of an optionee's employment due to a change of control (as defined in the 1997 Long-Term Incentive Plan) of ProLogis. Options expire on September 19, 2011.

     Performance-Based Long-Term Retention Awards

     In 1999, ProLogis instituted a Performance-Based Long-Term Retention Program (the "Performance Program") under the 1997 Long-Term Incentive Plan (the "1997 LTIP"). The Performance Program rewards the Named Executive Officers and certain other officers of ProLogis with restricted Common Shares if specified goals are met. In the opinion of the Compensation Committee, it is critical to the long-term success of ProLogis that its executives be rewarded for outstanding performance with long-term incentives that foster employee retention and have ascertainable value.

     The following table summarizes each award to the Named Executive Officers of restricted shares that are subject to performance-based conditions, in addition to the lapse of time and continued employment with ProLogis.

                                                AWARDS GRANTED IN 2001 FOR THE PERFORMANCE PERIOD
                                                      BEGINNING JANUARY 1, 2002 AND ENDING
                                                                DECEMBER 31, 2002
                                                -------------------------------------------------
                                                NUMBER OF SHARES,
                                                  UNITS OR OTHER     PERFORMANCE OR OTHER PERIOD
NAME                                                RIGHTS(1)         UNTIL MATURATION OR PAYOUT
----                                            ------------------   ----------------------------
K. Dane Brooksher.............................        62,877                      (1)
Irving F. Lyons, III..........................        41,112                      (1)
Walter C. Rakowich............................        16,928                      (1)
John W. Seiple, Jr. ..........................        16,928                      (1)
Robert J. Watson..............................        16,928                      (1)

---------------

(1) Units awarded represent restricted Common Shares which will be issued to the executive if the performance criteria are met at the end of the performance period. A greater or lesser number of shares may be awarded at the discretion of the Compensation Committee to the extent the executive exceeds or fails to meet the applicable performance criteria. Once restricted Common Shares are issued, such shares will not vest until the second anniversary of the end of the performance period, subject to accelerated vesting upon a change in control (as defined in the 1997 LTIP) of ProLogis. Such awards will be forfeited by the executive if the executive leaves the employ of ProLogis prior to vesting. The performance criteria with respect to each Named Executive Officer is established by the Compensation Committee and is based on ProLogis' performance in relation to two weighted performance measures.

    The first measure, weighted 75%, consists of specified levels of funds from operations ("FFO") per share and return on invested capital attained by ProLogis during 2002. The second measure, weighted 25%, generally consists of various objective and subjective criteria applicable to the executive's area of responsibility.

     Option Exercises in 2001 and Year-End Option Values

     None of the Named Executive Officers exercised options for Common Shares or shares of Security Capital Common Stock in 2001. The following table sets forth certain information as to the year-end value of unexercised options owned by those executive officers.

                                          PROLOGIS COMMON SHARES
                         ---------------------------------------------------------
                            SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                           UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                 YEAR-END(#)                 YEAR-END($)(1)
                         ---------------------------   ---------------------------
NAME                     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   -------------   -----------   -------------
K. Dane Brooksher......    428,813        482,003        357,557        416,331
Irving F. Lyons, III...    347,644        326,452        246,248        267,944
Walter C. Rakowich.....    135,220        131,865         92,423        107,797
John W. Seiple, Jr. ...    135,220        131,865         92,423        107,797
Robert J. Watson.......         --        297,787             --        210,643

                             SHARES OF SECURITY CAPITAL CLASS A COMMON SHARES
                         ---------------------------------------------------------
                            SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                           UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                 YEAR-END(#)                 YEAR-END($)(2)
                         ---------------------------   ---------------------------
NAME                     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   -------------   -----------   -------------
K. Dane Brooksher......     6,165           117         3,824,938           --
Irving F. Lyons, III...     1,385           101           215,626           --
Walter C. Rakowich.....     1,212           116           346,649       43,854
John W. Seiple, Jr. ...     1,126            52           226,736           --
Robert J. Watson.......     3,011            98         1,736,602       34,999

---------------

(1) Based on the December 31, 2001, NYSE closing price of $21.51 per Common
    Share.

(2) Based on the December 31, 2001, NYSE closing price of $1,266.70 per Class A Common Share.

     Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     ProLogis has no employment contracts with any Named Executive Officer and, except as described below, no plans or arrangements by which any such Named Executive Officer will be compensated as a result of his resignation or retirement or any other termination of his employment with ProLogis or in connection with a change in control of ProLogis, except that in the event a "Change in Control," as such term is defined in either the 1997 LTIP or the Outside Trustees Plan, occurs, options to purchase Common Shares granted under either of the plans become immediately exercisable and restrictions on purchased Common Shares lapse.

     ProLogis has entered into agreements with 13 of its officers. The agreements provide that if a change in control (as described below) occurs and the officer is thereafter terminated, other than for cause, or as a result of the officer's death or disability, or if the officer resigns as the result of, among other matters, a material adverse change in the nature or scope of the officer's duties, authority or compensation and such termination or action is taken within a period of twenty-four months, then the officer will be entitled to receive a lump-sum payment, depending upon the officer's level of responsibility with ProLogis. A "change in control" is defined as the happening of any of the following:

          - the consummation of a transaction (other than a transaction with an affiliate), approved by ProLogis' shareholders, relating to a merger, consolidation, sale or disposition of all or substantially all of ProLogis' assets or the adoption of a plan of liquidation, as a result of which 50% or more of the voting power of ProLogis is held by persons who were not ProLogis shareholders prior to the transaction;

          - the beneficial ownership of 50% or more of the combined voting power of ProLogis is acquired by any person or entity other than Security Capital or any of its affiliates;

          - at any time during any period of two consecutive years, individuals who at the beginning of such period were members of ProLogis' Board of Trustees cease for any reason to constitute at least a majority of the Board (unless the election, or the nomination for election by ProLogis' shareholders, of each new Trustee was approved by a vote of at least two-thirds of the Trustees still in office at the time of such election or nomination who were trustees at the beginning of such period); or

          - Security Capital or any of its affiliates, in a single transaction or in a related series of transactions, transfers all or portion of its interests in ProLogis to a person or entity that is not an affiliate of Security Capital.

     For the two most senior Named Executive Officers, the severance payment would be equal to three times the sum of the officer's base salary and target bonus. For the other Named Executive Officers and Jeffrey H. Schwartz, the severance payment would be equal to two times the sum of the officer's base salary and target bonus and for the remaining seven officers, the severance payment would be equal to the sum of the officer's base salary and target bonus.

     The following table sets forth the lump-sum amount that each of the Named Executive Officers, and each of the other officers of ProLogis as a group, would have been entitled to receive had a change in control occurred at December 31, 2001 and the Named Executive Officer been terminated as of that date:

                            NAME                                AMOUNT
                            ----                              -----------
K. Dane Brooksher...........................................  $ 5,400,000
Irving F. Lyons, III .......................................    3,150,000
Walter C. Rakowich..........................................    1,390,000
John W. Seiple, Jr. ........................................    1,390,000
Robert J. Watson............................................    1,290,000
Other officers as a group (8 persons)(1)....................    3,980,000
                                                              -----------
          TOTAL.............................................  $16,600,000
                                                              ===========

---------------

 (1) Includes the information for Mr. Schwartz based on his salary and target bonus as of March 18, 2002, the date on which his employment with ProLogis commenced.

     In addition to the foregoing lump-sum payments, the officers would be entitled to continue to receive medical insurance and life insurance coverage for 36 months (in the case of Messrs. Brooksher and Lyons), 24 months (in the case of Messrs. Rakowich, Seiple, Watson and Schwartz) or 12 months (in the case of the other officers) after the date of termination.

     Each officer will also receive an amount equal to the officer's pro-rated salary and target bonus for the year of termination and, if Messrs. Brooksher, Lyons, Rakowich, Seiple, Watson or Schwartz is subject to the federal excise tax on "excess parachute payments," he will receive a payment sufficient to make him whole for that tax.

     Special Equity Agreement

     In December 2000, ProLogis and Mr. Brooksher entered into a Special Equity Agreement. Pursuant to the agreement, the parties agreed that Mr. Brooksher would continue his employment with ProLogis through December 31, 2003. In connection with the agreement, ProLogis agreed that the expiration date of each existing option held by Mr. Brooksher under the 1997 LTIP shall be no later than the fifth anniversary of the first to occur of Mr. Brooksher's retirement, disability or death but in no event later than the tenth anniversary of the date on which the option was granted. ProLogis further agreed that the expiration date of each option granted in the future to Mr. Brooksher under the 1997 LTIP shall be no later than the fifth anniversary of the first to occur of Mr. Brooksher's retirement, disability, or death but in no event later than the tenth anniversary of the date on which the option was granted. Notwithstanding the foregoing, any dividend equivalent units granted with respect to options granted to or held by Mr. Brooksher will not be credited after the first anniversary of the first to occur of Mr. Brooksher's retirement, disability or death.

     Pursuant to the Special Equity Agreement, ProLogis also agreed to grant Mr. Brooksher on December 31, 2000, 167,500 restricted share units under the 1997 LTIP. The restricted share units granted to

Mr. Brooksher will vest in equal installments on December 31, 2004, 2005, 2006, and 2007, subject to earlier vesting upon a change in control (as defined in the 1997 LTIP). Prior to settlement of the restricted share units, dividends will be paid with respect to the restricted share units. The restricted share units will be settled in Common Shares.

1997 LONG-TERM INCENTIVE PLAN

     General

     The number of Common Shares which may be awarded under the 1997 LTIP may not exceed 14,600,000 Common Shares in the aggregate (190,000 of which are allocated to the 401(k) Plan) and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. At its 2002 annual meeting of shareholders, ProLogis intends to submit for shareholder approval, a proposal to increase by 8,000,000 the number of shares available under the 1997 LTIP. Common Shares issued under the 1997 LTIP may be authorized and unissued shares, or treasury shares. In the event of certain transactions affecting the type or number of outstanding shares, the number of shares subject to the 1997 LTIP, the number or type of shares subject to outstanding awards and the exercise price thereof will be appropriately adjusted. The 1997 LTIP authorizes the establishment of one or more option programs and share purchase programs and authorizes the award of share grants (any of which may be subject to restrictions). All employees of ProLogis or any of its affiliates are eligible to participate in the 1997 LTIP. The Compensation Committee administers the 1997 LTIP.

     Subject to the terms of the 1997 LTIP, the Compensation Committee determines which employees shall be eligible to receive awards under the 1997 LTIP, and the amount, price, timing and other terms and conditions applicable to such awards. Non-employee trustees of ProLogis are not eligible to participate in the 1997 LTIP. Options awarded under the 1997 LTIP may be either incentive share options which are intended to satisfy the requirements of Section 422 of the Code or non-qualified share options which are not intended to satisfy
Section 422 of the Code. Options become exercisable in accordance with the terms established by the Compensation Committee, which may include conditions relating to completion of a specified period of service or achievement of performance standards or such other criteria as the Compensation Committee deems appropriate.

     Options expire on the date determined by the Compensation Committee which shall not be later than the earliest to occur of (i) the tenth anniversary of the grant date, (ii) the first anniversary of the participant's termination of employment by reason of death, disability or retirement, (iii) the three month anniversary of the participant's termination of employment for reasons other than retirement, death, disability or cause or (iv) on the participant's date of termination for cause. Shares transferred to a participant pursuant to the exercise of an option may be subject to such additional restrictions or limitations as the Compensation Committee may determine. The 1997 LTIP provides generally that participants who are awarded options will also receive dividend equivalent units with respect to the options. The dividend equivalent units are subject to the same vesting schedule as the options. Beginning on December 16, 2000, dividend equivalent units were payable when the underlying options are exercised or upon 100% vesting of the underlying option, unless the participant elected to defer receipt. Effective March 16, 2000, each participant will be credited with dividend equivalent units at the end of each calendar year in an amount equal to (i) the annual dividend for such calendar year, multiplied by
(ii) the number of Common Shares underlying the Participant's outstanding options that were granted with dividend equivalent units and divided by (iii) the average Common Share price for the year. Each dividend equivalent unit also accumulates additional dividend equivalent units on an annual basis. All dividend equivalent units are paid in the form of Common Shares at the rate of one Common Share per dividend equivalent unit.

     Share Purchase Program

     The 1997 LTIP provides that the Compensation Committee may allow participants to purchase shares, the purchase and distribution of which is subject to the satisfaction of conditions established by the

Compensation Committee. The number of shares and the conditions will be established by the Compensation Committee at the time the award is made.

     Restricted Share Units

     The Compensation Committee also may award restricted share units. Each restricted share unit awarded represents an interest in one Common Share as of the date of the award. Outstanding restricted share units are generally awarded dividend equivalent units at the end of each year. Effective March 16, 2000, each recipient will be credited with dividend equivalent units at the end of each calendar year in an amount equal to (i) the annual dividend for such calendar year, multiplied by (ii) the number of Common Shares underlying the recipient's outstanding award that were granted with dividend equivalent units and divided by (iii) the average Common Share price for the year. Each dividend equivalent unit also accumulates additional dividend equivalent units on an annual basis. All dividend equivalent units are paid in the form of Common Shares at the rate of one Common Share per dividend equivalent unit. Unless determined otherwise by the Compensation Committee, the restricted share units together with the applicable dividend equivalent units vest in equal portions on each of the first four anniversaries of the award of the restricted share units so long as the recipient remains an employee of ProLogis or one of its affiliates. See "Special Equity Agreement" for a discussion of restricted share units granted to Mr. Brooksher.

     Share Awards

     The 1997 LTIP provides that the Compensation Committee may award participants shares, the distribution of which is subject to achievement of conditions established by the Compensation Committee, such as performance objectives or continued employment. The number of shares and the conditions shall be established by the Compensation Committee at the time the award is made, provided that any performance period shall be at least one year. The Compensation Committee may, at its discretion, award dividend equivalent units with share awards.

     Non-Qualified Options

     The Compensation Committee may grant non-qualified options to acquire Common Shares. The Named Executive Officers, certain other officers and employees of ProLogis have been granted options to purchase Common Shares at the average of the highest and lowest sales price of Common Shares on the date such options were granted. All options expire ten years after the date of grant. On October 15, 1998, the Compensation Committee approved a new vesting schedule of 25% on the first anniversary of the grant date and an additional 25% on each of the second, third, and fourth anniversaries of the date of grant, except the options granted to U.S. participants based in The Netherlands, which vest 100% on the fourth anniversary of the date of grant. The options expire ten years after the date of grant. The participants have no rights as shareholders with respect to the shares subject to his or her options until the option is exercised. No income will be recognized by a participant at the time the options or the dividend equivalent units are granted. The exercise of a non-qualified stock option is generally a taxable event that requires the participant to recognize, as ordinary income, the difference between the fair market value of the shares at the time of exercise and the exercise price. Receipt of a dividend equivalent unit by the participant is generally a taxable event that requires the participant to recognize, as ordinary income, the fair market value of the shares at the time of receipt. ProLogis ordinarily will be entitled to claim a federal income tax deduction on account of the exercise of a non-qualified option and payment of dividend equivalent units. The amount of the deduction is equal to the ordinary income recognized by a participant. ProLogis has adopted the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation." Under the provisions of this statement, ProLogis will continue to account for its share options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

TRUSTEE COMPENSATION

     ProLogis pays an annual retainer of $25,000 to Trustees who were not officers of ProLogis or employees of Security Capital ("Outside Trustees"). These fees are paid to the Outside Trustees in Common Shares

(quarterly on each dividend payment date) based on the then current market price of the Common Shares pursuant the pricing of the ProLogis' Dividend Reinvestment and Share Purchase Plan (the "DRPP"). Outside Trustees also receive $1,000 for each Board meeting attended, which is also paid in Common Shares. Members of the Investment Committee who are Outside Trustees receive an additional annual retainer of $4,000 and members of the Audit, Compensation, and Governance Committees who are Outside Trustees receive an additional annual retainer of $2,000, all of which retainers are paid in Common Shares. Unless payment is deferred at the option of the Outside Trustee, both the retainer and meeting fees payable to Outside Trustees are paid directly into the DRPP on behalf of the Outside Trustees as optional cash payments, and the Common Shares purchased remain in the DRPP. These Common Shares may not be sold or otherwise transferred so long as the Outside Trustee remains a Trustee. The Board may grant an individual Outside Trustee a waiver of the requirement that Outside Trustees' fees be used to purchase Common Shares or that such Common Shares be held so long as the Outside Trustee remains a Trustee.

     Each Outside Trustee may defer the payment of fees from the date such fees were originally to be received for a minimum of two years or for so long as the Outside Trustee remains a Trustee. During the period of deferral, ProLogis credits the Outside Trustee with fees designated for payment and dividends which would have been paid on the Common Shares previously credited as fees. However, no payment is actually made, nor are any Common Shares or funds actually set aside until the deferral period concludes.

     Outside Trustees are reimbursed for any out-of-town travel expenses incurred in connection with attendance at Board meetings.

OUTSIDE TRUSTEES PLAN

     During 2001, ProLogis made awards to its Outside Trustees under the ProLogis Share Option Plan for Outside Trustees and the ProLogis 2000 Share Option Plan for Outside Trustees (the "Outside Trustee Plans"). A total of 500,000 Common Shares are authorized for issuance under the Outside Trustee Plans. Effective in 1999, on the date of each annual meeting of shareholders of ProLogis each Outside Trustee will be granted an option to purchase 5,000 Common Shares at an exercise price equal to the closing price of the Common Shares on the New York Stock Exchange ("NYSE") on the date of grant. The options vest at the rate of 25% per year on each anniversary of the date of the award for the four succeeding years after the award. In the event of changes in the outstanding Common Shares, the administrator may make appropriate adjustments to the aggregate number of Common Shares available under the Outside Trustee Plans and the terms of the options for Common Shares subject to the Outside Trustee Plans. The Secretary of ProLogis administers the Outside Trustee Plans.

     Also beginning in 1999, the Outside Trustees receive dividend equivalent units with respect to the options awarded. Beginning on March 16, 2000, each Outside Trustee was credited with dividend equivalent units at the end of each calendar year in an amount equal to (i) the annual dividend for such calendar year, multiplied by (ii) the number of Common Shares underlying the outstanding option and divided by (iii) the average share price for such calendar year. Each dividend equivalent unit accumulates additional dividend equivalent units. All dividend equivalent units are paid in Common Shares at a rate of one Common Share per dividend equivalent unit. The dividend equivalent units are subject to the same vesting schedule as the underlying options. Beginning on December 16, 2000, dividend equivalent units were payable when the underlying options are exercised or upon 100% vesting of the underlying option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of Common Shares as of April 3, 2002, by (i) each person known to ProLogis to have been the beneficial owner of more than five percent of the outstanding Common Shares on such date, (ii) each Trustee, (iii) the Named Executive Officers and Jeffrey H. Schwartz, who was appointed President & Chief Operating
Officer -- Asia on March 18, 2002, and (iv) all Trustees and executive officers as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly and the indicated person or entity has sole voting and dispositive power. The following table assumes that, for the purpose of calculating the number and percent of Common Shares beneficially owned by a person all options or other convertible or exchangeable securities held by that person which are exercisable within 60 days have been exercised, but that no options or convertible or exchangeable securities held by other persons have been exercised, converted or exchanged. Fractional Common Shares have been rounded to the nearest whole Common Share in the table below.

                                                            NUMBER OF
                                                          COMMON SHARES       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                    BENEFICIALLY OWNED   COMMON SHARES
------------------------------------                    ------------------   -------------
Security Capital Group Incorporated...................      49,903,814(1)        28.12%
  125 Lincoln Avenue
  Santa Fe, New Mexico 87501
Cohen & Steers Capital Management, Inc. ..............      12,096,020(2)         6.81%
  757 Third Avenue
  New York, New York 10017
Stichting Pensioenfonds ABP...........................      10,656,400(3)         6.00%
  Oude Lindestraat, Postbus 2889
  6401 DL Heerlen
  The Netherlands
C. Ronald Blankenship.................................             936               *
  125 Lincoln Avenue
  Santa Fe, New Mexico 87501
K. Dane Brooksher.....................................         688,502(4)            *
  14100 East 35th Place
  Aurora, Colorado 80011
Stephen L. Feinberg...................................         303,449(5)            *
  4855 North Mesa, Suite 120
  El Paso, Texas 79912
George L. Fotiades....................................           5,000
  645 Martinsville Road
  Basking Ridge, New Jersey 07920
Donald P. Jacobs......................................          16,201(6)            *
  J.L. Kellogg Graduate School of Management
  Northwestern University
  2001 Sheridan Road
  Evanston, Illinois 60208-2003
Irving F. Lyons, III..................................         975,455(7)            *
  47775 Fremont Boulevard
  Fremont, California 94538
Walter C. Rakowich....................................         228,146(8)            *
  14100 East 35th Place
  Aurora, Colorado 80011
Jeffrey H. Schwartz...................................         398,961(9)            *
  207D Kelsey Lane
  Tampa, Florida 33619
John W. Seiple, Jr. ..................................         236,366(10)           *
  14100 East 35th Place
  Aurora, Colorado 80011
Kenneth N. Stensby....................................          37,329(11)           *
  7112 Shannon Drive
  Edina, Minnesota 55439
J. Andre Teixeira.....................................          11,649(12)           *
  Petrovski Boulevard 13, Office 10
  113035 Moscow Russia
  7-095-2000771

                                                            NUMBER OF
                                                          COMMON SHARES       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                    BENEFICIALLY OWNED   COMMON SHARES
------------------------------------                    ------------------   -------------
Robert J. Watson......................................          66,663(13)           *
  Capronilaan 25-27
  1119 NP Schiphol -- Rijk
  Amsterdam, The Netherlands
Thomas G. Wattles.....................................          26,874(14)           *
  125 Lincoln Avenue
  Santa Fe, New Mexico 87501
William D. Zollars....................................               0               *
  10990 Roe Avenue
  Overland Park, Kansas 66211
All trustees and executive officers as a group (14
  persons)............................................       2,995,531            1.69%

---------------

  *  Less than 1%

 (1) These Common Shares are owned of record by Security Capital Warehouse Distribution Business Trust, an indirect subsidiary of Security Capital.

 (2) Information regarding beneficial ownership of Common Shares by Cohen & Steers Capital Management, Inc., is included herein in reliance on an amendment to Schedule 13G, filed with the Securities and Exchange Commission ("SEC") on February 13, 2002. Cohen & Steers Capital Management, Inc. has sole power to vote or to direct the vote with respect to 10,448,820 of the shares reported and has sole power to dispose or to direct the disposition with respect to all of the shares reported. Cohen & Steers Capital Management, Inc. has represented that the shares reported were acquired in the ordinary course of business and were not acquired for the purpose of and do not have the effect of changing or influencing the control of ProLogis and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

 (3) Information regarding beneficial ownership of Common Shares by Stichting Pensioenfonds ABP, is included herein in reliance on a Schedule 13D, filed with the Securities and Exchange Commission ("SEC") on April 4, 2002. Stichting Pensioenfonds ABP has sole power to vote or to direct the vote with respect to all of the share reported and has sole power to dispose or to direct the disposition with respect to all of the shares reported.

 (4) Includes 1,439 Common Shares held by Mr. Brooksher's wife of which Mr. Brooksher disclaims beneficial ownership. Includes 478,035 Common Shares and associated dividend equivalent units that are issuable upon exercise of options and 55,317 Common Shares and associated dividend equivalent units that are issuable upon the conversion of restricted share units (see "Executive Compensation -- 1997 Long-Term Incentive Plan") all of which were granted under the 1997 Long-Term Incentive Plan. Includes 1,259 Common Shares held through ProLogis' 401(k) Savings Plan and Trust (the "401(k) Plan") and 19,561 Common Shares held through ProLogis' Non-Qualified Savings Plan.

 (5) Dorsar Partners, L.P. beneficially owns 109,102 Common Shares, SWD Partners L.P. beneficially owns 12,820 Common Shares and Dorsar Investment Company beneficially owns 55,000 Common Shares. As a result of his position with Dorsar Partners, L.P., SWD Partners L.P., and Dorsar Investment Company, Mr. Feinberg may be deemed to share voting and dispositive power with respect to Common Shares owned by these entities. A trust of which Mr. Feinberg is beneficiary owns 16,000 of these Common Shares and another trust of which Mr. Feinberg is trustee and of which a relative of Mr. Feinberg is the beneficiary owns an additional 16,000 of these Common Shares. Includes 10,963 Common Shares and associated dividend equivalent units that are issuable upon the exercise of options granted under the Outside Trustees Plan. See "Executive Compensation -- Outside Trustees Plan".

 (6) Includes 300 Common Shares held in a trust for the benefit of Mr. Jacobs' children and 10,963 Common Shares and associated dividend equivalent units that are issuable upon the exercise of options granted under the Outside Trustees Plan.

 (7) A trust of which Mr. Lyons is the trustee and of which Mr. Lyons and members of his family are beneficiaries own 8,039 of these Common Shares and 348 Common Shares are owned by Mr. Lyons' daughters. Includes 384,398 Common Shares and associated dividend equivalent units issuable upon the exercise of options and 46,098 Common Shares and associated dividend equivalent units that are issuable upon the conversion of restricted share units all of which were granted under the 1997 Long-Term Incentive Plan. A total of 437,688 Common Shares are issuable upon exchange of units in ProLogis Limited Partnership -- I. Mr. Lyons is a partner of certain limited partners of such partnership. By virtue of such position, Mr. Lyons may be deemed to beneficially own these Common Shares. Includes 1,121 Common Shares held through the 401(k) Plan.

 (8) Includes 549 Common Shares held in a family trust of which Mr. Rakowich is beneficiary and 504 Common Shares in a trust of which Mr. Rakowich is trustee as to which Mr. Rakowich disclaims beneficial ownership. Includes 872 Common Shares held by Mr. Rakowich's children, 146,529 Common Shares and associated dividend equivalent units issuable upon the exercise of options and 25,174 Common Shares and associated dividend equivalent units issuable upon the conversion of restricted share units all of which were granted under the 1997 Long-Term Incentive Plan. Includes 1,261 Common Shares held through the 401(k) Plan.

 (9) Includes 78,678 Common Shares issuable upon exchange of units in ProLogis Limited Partnership -- III and 49,587 Common Shares issuable upon exchange of units in ProLogis Limited Partnership -- IV. Mr. Schwartz is a partner of certain limited partners of such partnerships. By virtue of such position, Mr. Schwartz may be deemed to beneficially own these Common Shares. Includes 175,300 Common Shares and associated dividend equivalent units issuable upon the exercise of options and 36,878 Common Shares and associated dividend equivalent units that are issuable upon the conversion of restricted share units all of which were granted under the 1997 Long-Term Incentive Plan. Includes 767 Common Shares held through the 401(k) Plan.

(10) Includes 959 Common Shares held by Mr. Seiple's children. Includes 146,529 Common Shares and associated dividend equivalent units issuable upon the exercise of options and 36,878 Common Shares and associated dividend units issuable upon the conversion of restricted share units all of which were granted under the 1997 Long-Term Incentive Plan. Includes 1,154 Common Shares held through the 401(k) Plan.

(11) Includes 27,504 Common Shares that are issuable upon exercise of options granted under the Meridian Industrial Trust, Inc. ("Meridian") Employee and Director Incentive Stock Plan and 6,963 Common Shares and associated dividend equivalent units that are issuable upon the exercise of options granted under the Outside Trustees Plan.

(12) Includes 6,963 Common Shares and associated dividend equivalent units that are issuable upon the exercise of options granted under the Outside Trustees Plan.

(13) Includes 866 Common Shares held in trust accounts for Mr. Watson's children, 1,150 Common Shares held by the estate of Mr. Watson's late father, and 433 Common Shares held by Mr. Watson's wife. Includes 1,270 Common Shares held through the 401(k) Plan.

(14) Includes 8,040 Common Shares held by Mr. Wattles' IRA and 2,574 Common Shares held by Mr. Wattles' children.

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

ADMINISTRATIVE SERVICES AGREEMENT

     ProLogis and a subsidiary of Security Capital entered into an administrative services agreement (the "ASA"), pursuant to which Security Capital provides ProLogis with certain administrative and other services with respect to certain aspects of ProLogis' business, as selected from time to time by ProLogis at its option. These services include, but are not limited to, payroll and human resources, cash management, accounts payable, specified information systems support, research and insurance services. These services are provided in exchange for a fee based on negotiated rates for each service provided. Total fees incurred under the ASA were $0.8 million in 2001. ProLogis began transitioning these functions from Security Capital during 2000 and ProLogis has assumed substantially all of the functions previously provided by Security Capital. The ASA expired on December 31, 2000. ProLogis believes that the terms and conditions of the administrative services agreement are as favorable as those that could have been obtained from unaffiliated third parties.

FINANCIAL ADVISORY FEES

     Macquarie Capital Partners LLC (formerly Security Capital Markets Group Incorporated), an affiliate of Security Capital, has provided us with financial advisory and investment banking services. During 2001, financial advisory fees were paid to Macquarie Capital Partners in three separate transactions, in which Macquarie Capital Partners provided financial advisory and investment banking services in connection with the formation of three separate joint ventures and the raising of over $555 million of third party equity and debt by ProLogis and by entities in which ProLogis has an ownership interest. Macquarie Capital Partners received fees of $1,707,910, $1,240,000 and $942,085 in connection with the transactions. In March 2002, ProLogis paid financial advisory fees to Macquarie Capital Partners LLC for a transaction in which Macquarie Capital Partners provided financial advisory and investment banking services in connection with the formation of a joint venture in which ProLogis has an ownership interest. Macquarie Capital Partners LLC received a fees of $1,210,676 in connection with the transaction.

PARTNERSHIP AFFILIATIONS

     As part of its acquisition program of industrial distribution facilities, ProLogis has consummated certain transactions pursuant to which it contributed cash, and third party partnerships contributed a portfolio of facilities, to ProLogis Limited Partnership -- I. Irving F. Lyons, III, Vice Chairman, Chief Investment Officer and Trustee of ProLogis, is a partner in ProLogis Limited Partnership -- I, holding an indirect 2.9% limited partnership interest (which could increase to 3.3% if the partnership meets certain distribution levels) valued at $8,906,323 based on the December 31, 2001 closing price of Common Shares. Mr. Lyons also owns minority interests in a substantial amount of undeveloped industrial land near ProLogis' industrial distribution parks in the San Francisco Bay Area. ProLogis has purchased options and rights of first refusal with respect to all sales of land and build-to-suit opportunities involving this property. The ProLogis Limited Partnership -- I transaction and the prices for such options (which are fixed or determined pursuant to formulas) were negotiated at arm's length prior to Mr. Lyons' affiliation with ProLogis.

     Additionally, Jeffrey H. Schwartz, President and Chief Operating
Officer -- Asia of ProLogis, is a partner in ProLogis Limited Partnership -- III and ProLogis Limited Partnership -- IV, holding an indirect 4.57% limited partnership interest in ProLogis Limited Partnership -- III valued at $1,692,357 and an indirect 1.09% limited partnership interest in ProLogis Limited Partnership -- IV valued at $1,066,612, based on the December 31, 2001 closing price of Common Shares. The transactions in which Mr. Schwartz acquired his ownership interests were negotiated at arm's length prior to Mr. Schwartz's affiliation with ProLogis.

PREFERRED STOCK SUBSIDIARIES

     ProLogis has invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income under the Code. The voting common stock of these companies was held by four entities in which ProLogis did not have an ownership interest. ProLogis' largest shareholder, Security Capital, had a non-controlling ownership interest in two of these entities. During 2000, certain amendments to the Internal Revenue Code of 1986, as amended (the "Code"), were passed that were to be effective in January 2001. The Code, as amended in 2001, would allow for ProLogis to have a voting ownership interest in these entities; however, many of the states in which ProLogis operates had not amended their income tax laws governing REITs to coincide with the amendments made to the Code. For ProLogis to continue to qualify as a REIT under applicable state income tax laws, the non-voting preferred stock ownership structure had to continue after the Code amendments took effect in January 2001.

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

     Also on January 5, 2001, a newly formed limited liability company of which Mr. Brooksher is the voting member and ProLogis is the non-voting member, acquired the common shares of Frigoscandia S.A. and ProLogis Logistics Services Incorporated (both entities in which ProLogis owns all of the non-voting preferred stock) for an aggregate of approximately $3.3 million. The common shares of Frigoscandia S.A. were owned by a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital owned 100% of the non-voting interests. The common shares of ProLogis Logistics Services Incorporated were owned by a limited liability company in which unrelated third parties owned all of the membership interest. Mr. Brooksher contributed $50,000 to the capital of the newly formed limited liability company. ProLogis loaned CSI/Frigo LLC $2.9 million, which loan is due January 5, 2011 and bears interest at an annual rate of 8%. ProLogis also made a capital contribution to CSI/Frigo LLC in the amount of $404,545. ProLogis owns 89% of the membership interests (all non-voting) and Mr. Brooksher owns 11% of the membership interests (all voting) of CSI/Frigo LLC. Mr. Brooksher is the managing member of CSI/ Frigo LLC. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis will recognize 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher will not receive any compensation in connection with being the managing member. Mr. Brooksher's membership interest and the provisions of the participating note entitle him to dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. ProLogis structured the transaction in the manner described above to enable ProLogis to continue to qualify as a REIT under applicable state income tax laws. As the state income tax laws governing REITs were eventually changed in 2001 such that ProLogis would be able to own 100% of this entity, ProLogis is in the process of evaluating the most effective manner to hold its investments in these entities given it's long-term objectives with respect to investments in this business segment and given that it does not control these entities.

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

     ProLogis' rental income related to these leases were $534,000, $757,000, and $756,000 for the years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001, 60,103 square feet were leased to related parties. The annualized rental revenue for these leases is $472,000.

LOANS TO EXECUTIVE OFFICERS

     In 1997, ProLogis made the following loans to the Named Executive Officers and Jeffrey H. Schwartz for the purchase price of Common Shares pursuant to the share purchase program which loans remain outstanding (balances as of March 31, 2002): Mr. Brooksher, $1,847,295; Mr. Lyons, $1,847,295; Mr. Rakowich, $923,647;
Mr. Seiple, $923,647, Mr. Watson, $1,108,364 and Mr. Schwartz, $1,108,364. Each
loan is full recourse to the executive officer and is secured by the purchased Common Shares. The loans bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6.0% per annum, and have a ten-year term. The loans will become due and payable (i) immediately upon the sale of the purchased Common Shares or ProLogis' termination of the executive officer's employment for cause, (ii) 180 days after ProLogis' termination of the executive officer's employment following a change in control, (iii) 365 days after termination of the executive officer's employment by reason of death, disability or retirement or (iv) 90 days after termination of the executive officer's employment for any other reason.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

          (a) Financial Statements and Schedules:

           1. Financial Statements:

           See Index to Consolidated Financial Statements and Schedule III on page 80 of this report, which is incorporated herein by reference.

           2. Financial Statement Schedules:

           Schedule III -- Real Estate and Accumulated Depreciation

           All other schedules have been omitted since the required information is presented in the consolidated financial statements and the related notes or is not applicable.

           3. Exhibits:

           See Index to Exhibits on pages 148 to 153 of this report, which is incorporated herein by reference.

          (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        ITEM     FINANCIAL
DATE  REPORTED   STATEMENTS
----  --------   ----------
None

          (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 148 to 153 of this report, which is incorporated herein by reference.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III

                                                              PAGE
                                                              ----
ProLogis Trust:
  Report of Independent Public Accountants..................   81
  Consolidated Balance Sheets...............................   82
  Consolidated Statements of Earnings.......................   83
  Consolidated Statements of Shareholders' Equity and
     Comprehensive Income...................................   84
  Consolidated Statements of Cash Flows.....................   85
  Notes to Consolidated Financial Statements................   86
  Report of Independent Public Accountants..................  128
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  129

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
                                  ========    ========     ========        ========     ========

     ProLogis' Quarterly Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 originally filed on May 10, 2001, August 10, 2001 and November 13, 2001, respectively, included the financial position and results of operations of ProLogis' subsidiary, Kingspark S.A., in its unaudited consolidated condensed financial statements on a consolidated basis. Until January 5, 2001, ProLogis owned only the non-voting preferred stock of Kingspark S.A. and reported its investment in Kingspark S.A. under the equity method. On that date, ProLogis acquired 95% of the membership interest (all non-voting) in Kingspark LLC, which acquired the voting common stock of Kingspark S.A. After the

                                 PROLOGIS TRUST
change in the ownership structure, ProLogis believed it had control of Kingspark S.A. and began consolidating it in its financial statements along with its other majority-owned and controlled subsidiaries and partnerships. After reconsideration of the facts underlying its ownership position, ProLogis determined it did not have control of Kingspark S.A., as it held no voting interest, and therefore, consolidation was deemed inappropriate. Therefore, ProLogis has amended its unaudited consolidated condensed financial statements for each of the three quarterly periods in 2001 to reflect its investment in Kingspark S.A. under the equity method, consistent with its reporting of this investment prior to January 5, 2001. Further, ProLogis has amended its unaudited consolidated condensed financial statements for each of the three quarterly periods in 2001 to reflect its investments in GoProLogis and ProLogis PhatPipe, whose sole purpose is to hold preferred stock in technology companies, under the equity method. ProLogis began consolidating these entities in 2001, but as with Kingspark S.A., subsequently determined that its ownership interest did not give it control. These changes in reporting had no effect on ProLogis' originally reported shareholders equity, net earnings attributable to Common Shares, net earnings attributable to common shares per share or comprehensive income for any of the three quarterly periods in 2001.

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

     Previously, ProLogis and Security Capital, its largest shareholder, were parties to an administrative services agreement (the "ASA") under which Security Capital provided ProLogis with certain administrative and other services as determined by ProLogis. Substantially all of the services originally provided under the ASA have been transferred to ProLogis. ProLogis' fees under the ASA were $0.8 million, $2.5 million and

                                 PROLOGIS TRUST

$3.5 million for 2001, 2000 and 1999, respectively. Of these fees, $0.05 million, $0.4 million and $0.6 million were capitalized in 2001, 2000 and 1999, respectively. ProLogis recognized the ASA fees related to property management activities as a component of rental expenses.

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

     - CSI/Frigo LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock interests of Frigoscandia S.A. and ProLogis Logistics (both entities in which ProLogis owns all of the non-voting preferred stock) for an aggregate of approximately $3.3 million. ProLogis loaned CSI/ Frigo LLC $2.9 million, which loan is due January 5, 2011 and bears interest at an annual rate of 8%. ProLogis also made a capital contribution to CSI/Frigo LLC in the amount of $404,545 and Mr. Brooksher made a $50,000 capital contribution to CSI/Frigo LLC. Mr. Brooksher's membership interests (after considering the terms of the participating note from CSI/Frigo LLC to ProLogis)

                                 PROLOGIS TRUST
       entitles him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. Mr. Brooksher is the managing member and he may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member.

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

     Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to

                                 PROLOGIS TRUST
credit risk but monitors the credit standing of counterparties. ProLogis does not anticipate non-performance by any of the counterparties to its derivative contracts. Should a counterparty fail to perform, however, ProLogis would incur a financial loss to the extent of the positive fair market value of the derivative instruments, if any.

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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                        INITIAL COST TO
                                                           PROLOGIS
                                                    -----------------------         COSTS
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                  NO. OF   ENCUM-               BUILDING &           TO
DESCRIPTION                       BLDGS.   BRANCES    LAND     IMPROVEMENTS      ACQUISITION
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
                                                    ========    ==========       ==========

PROLOGIS TRUST
SCHEDULE III -- REAL ESTATE AND   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                          GROSS AMOUNTS AT WHICH
                                                  CARRIED
                                          AS OF DECEMBER 31, 2001
                                  ---------------------------------------

                                                                            ACCUMULATED           DATE OF
                                                BUILDING &       TOTAL      DEPRECIATION       CONSTRUCTION/
DESCRIPTION                          LAND      IMPROVEMENTS      (a,b)          (c)             ACQUISITION
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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Articles of Amendment and Restatement of Declaration of
                            Trust of ProLogis (incorporated by reference to exhibit
                            4.1 to ProLogis' quarterly report on Form 10-Q for the
                            quarter ended June 30, 1999).
          3.2            -- Amended and Restated Bylaws of ProLogis (incorporated by reference to exhibit 3.2 to ProLogis' quarterly report on
                            Form 10-Q for the quarter ended June 30, 1999).
          4.1            -- Rights Agreement, dated as of December 31, 1993, between
                            ProLogis and State Street Bank and Trust Company, as
                            Rights Agent, including form of Rights Certificate
                            (incorporated by reference to exhibit 4.4 to ProLogis'
                            registration statement No. 33-78080).
          4.2            -- First Amendment to Rights Amendment, dated as of February
                            15, 1995, between ProLogis, State Street Bank and Trust
                            Company and The First National Bank of Boston, as
                            successor Rights Agent (incorporated by reference to
                            exhibit 3.1 to ProLogis' Form 10-Q for the quarter ended
                            September 30, 1995).
          4.3            -- Second Amendment to Rights agreement, dated as of June
                            22, 1995, between ProLogis, State Street Bank and Trust
                            Company and The First National Bank of Boston
                            (incorporated by reference to Exhibit 3.1 to ProLogis'
                            Form 10-Q for the quarter ended September 30, 1995).
          4.4            -- Third Amendment to Rights Agreement, dated as of October
                            11, 2001, among ProLogis, Fleet National Bank and
                            Equiserve Trust Company, N.A. (incorporated by reference
                            to exhibit 4.1 to ProLogis' Form 10-Q for the quarter
                            ended September 30, 2001).
          4.5            -- Form of share certificate for Common Shares of Beneficial
                            Interest of ProLogis (incorporated by reference to
                            exhibit 4.4 to ProLogis' registration statement No. 33-
                            73382).
          4.6            -- ProLogis Trust Employee Share Purchase plan, as amended and restated (incorporated by reference to exhibit 4.7 to
                            ProLogis' Form S-8, dated September 27, 2001).
          4.7            -- 8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.8            -- Form of share certificate for Series C Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.8 to
                            ProLogis' Form 10-K for the year ended December 31,
                            1996).
          4.9            -- 9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.10           -- 7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis' Form 8-K dated May 9, 1995).
          4.11           -- 7.25% Note due May 15, 2002 (incorporated by reference to exhibit 4.1 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.12           -- 7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.13           -- 8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis' Form 10-Q for the quarter ended
                            June 30, 1996).
          4.14           -- 7.81% Medium-Term Notes, Series A, due February 1, 2015
                            (incorporated by reference to exhibit 4.17 to ProLogis'
                            Form 10-K for the year ended December 31, 1996).
          4.15           -- Indenture, dated as of March 1, 1995, between ProLogis
                            and State Street Bank and Trust Company, as Trustee
                            (incorporated by reference to exhibit 4.9 to ProLogis'
                            Form 10-K for the year ended December 31, 1994).
          4.16           -- Collateral Trust Indenture, dated as of July 22, 1993,
                            between Krauss/Schwartz Properties, Ltd. and NationsBank
                            of Virginia, N.A., as Trustee (incorporated by reference
                            to exhibit 4.10 to ProLogis' Form 10-K for the year ended
                            December 31, 1994).
          4.17           -- First Supplement Collateral Trust Indenture, dated as of
                            October 28, 1994, among ProLogis Limited Partnership-IV,
                            Krauss/Schwartz Properties, Ltd., and NationsBank of
                            Virginia, N.A., as Trustee (incorporated by reference to
                            exhibit 10.6 to ProLogis' Form 10-Q for the quarter ended
                            September 30, 1994).
          4.18           -- Form of share certificate for Series D Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.21 of
                            ProLogis' Registration Statement No. 69001).
          4.19           -- Form of share certificate for Series E Cumulative
                            Redeemable Preferred Shares of Beneficial Interest of
                            ProLogis (incorporated by reference to exhibit 4.22 of
                            ProLogis' Registration Statement No. 69001).
          4.20           -- 7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis' Form 8-K dated July 11, 1997).
          4.21           -- Form of 7.05% Promissory Note due July 15, 2006
                            (incorporated by reference to exhibit 4.24 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
          4.22           -- 7.00% Promissory Note due October 1, 2003 (incorporated by reference to exhibit 4.25 to ProLogis' Form 10-K for
                            the year ended December 31, 1999).
          4.23           -- Form of 6.70% Promissory Note due April 15, 2004
                            (incorporated by reference to exhibit 4.26 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
          4.24           -- Form of 7.10% Promissory Note due April 15, 2008
                            (incorporated by reference to exhibit 4.27 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
         10.1            -- Agreement of Limited Partnership of ProLogis Limited
                            Partnership-I, dated as of December 22, 1993, by and
                            among ProLogis, as general partner, and the limited
                            partners set forth therein (incorporated by reference to
                            exhibit 10.4 to ProLogis' Registration Statement No.
                            33-73382).
         10.2            -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-II, dated as of February 15,
                            1994, among ProLogis as general partner, and the limited
                            partners set forth therein (incorporated by reference to
                            exhibit 10.12 to ProLogis' Registration Statement No.
                            33-78080).
         10.3            -- Third Amended and Restated Investor Agreement, dated as of September 9, 1997, between ProLogis and SC Group
                            Incorporated (incorporated by reference to exhibit 10.3
                            to Security Capital Group Incorporated's Form 10-Q for
                            the quarter ended September 30, 1997).
         10.4            -- Form of Indemnification Agreement entered into between
                            ProLogis and its Trustees and executive officers
                            (incorporated by reference to exhibit 10.16 to ProLogis'
                            Registration Statement No. 33-73382).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5            -- Indemnification Agreement between ProLogis and each of
                            its independent Trustees (incorporated by reference to
                            exhibit 10.16 to ProLogis' Form 10-K for the year ended
                            December 31, 1995).
         10.6            -- Declaration of Trust for the benefit of ProLogis'
                            independent Trustees (incorporated by reference to
                            exhibit 10.17 to ProLogis' Form 10-K for the year ended
                            December 31, 1995).
         10.7            -- Share Option Plan for Outside Trustees (incorporated by reference to exhibit 10.18 to ProLogis' Form 10-Q for the
                            quarter ended June 30, 1994).
         10.8            -- 1999 Dividend Reinvestment and Share Purchase Plan
                            (incorporated by reference to the Prospectus contained in
                            Registration Statement No. 333-75893).
         10.9            -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-III, dated as of October 28,
                            1994, by and among ProLogis, as general partner, and the
                            limited partners set forth therein (incorporated by
                            reference to exhibit 10.3 to ProLogis' Form 10-Q for the
                            quarter ended September 30, 1994).
         10.10           -- Amended and Restated Agreement of Limited Partnership of
                            ProLogis Limited Partnership-IV, dated as of October 28,
                            1994, by and among ProLogis IV, Inc., as general partner,
                            and the limited partners set forth therein (incorporated
                            by reference to exhibit 10.4 to ProLogis' Form 10-Q for
                            the quarter ended September 30, 1994).
         10.11           -- Option Agreement and Consent, dated October 24, 1994, by and between ProLogis and Farm Bureau Life Insurance
                            Company (incorporated by reference to exhibit 10.7 to
                            ProLogis' Form 10-Q for the quarter ended September 30,
                            1994).
         10.12           -- Form of Secured Promissory Note and Pledge Agreement
                            relating to Share Purchase Program (incorporated by
                            reference to exhibit 10.17 to ProLogis' Form 10-K for the
                            year ended December 31, 1998).
         10.13           -- Loan Agreement, dated as of December 23, 1998, between
                            ProLogis and Connecticut General Life Insurance Company
                            (incorporated by reference to exhibit 10.19 to ProLogis'
                            Form 10-K for the year ended December 31, 1998).
         10.14           -- Tranche A Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity
                            Association of America (incorporated by reference to
                            exhibit 10.20 to ProLogis' Form 10-K for the year ended
                            December 31, 1998).
         10.15           -- Tranche B Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity
                            Association of America (incorporated by reference to
                            exhibit 10.21 to ProLogis' Form 10-K for the year ended
                            December 31, 1998).
         10.16           -- Stock Purchase Agreement among Meridian, Harris Trust &
                            Savings Bank, as Trustee for Ameritech Pension Trust, and
                            OTR, on behalf of and as nominee for the State Teachers
                            Retirement Board of Ohio, dated as of December 29, 1995
                            (incorporated by reference to Meridian's Registration
                            Statement No. 333-00018).
         10.17           -- Amended and Restated Loan Administration Agreement
                            between The Prudential Insurance Company of America and
                            Meridian, IndTennco Limited Partnership, Metro-Sierra
                            Limited Partnership, and Progress Center/Alabama Limited
                            Partnership, dated as of February 23, 1996 (incorporated
                            by reference to exhibit 10.24 to Meridian's Form 10-K for
                            the year ended December 31, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18           -- Note Purchase Agreement among Meridian and The Travelers
                            Insurance Company (I/N/TRAL & CO.), United Services
                            Automobile Association (I/N/O SALKELD & CO.), The
                            Variable Annuity Life Insurance Company, The United
                            States Life Insurance Company in the City of New York,
                            All American Life Insurance Company, The Old Line Life
                            Insurance Company of America, The Lincoln National Life
                            Insurance Company, Lincoln Life & Annuity Company of New
                            York, First Penn-Pacific Life Insurance Company (I/N/O
                            CUDD & CO), Lincoln National Health & Casualty Insurance
                            Company, Allied Life Insurance Company "B" (I/N/O GERLACH
                            & CO), sons of Norway (I/N/O VAR & CO), Aid Association
                            for Lutherans (I/N/O NIMER & CO), Metropolitan Life
                            Insurance Company, National Life Insurance Company, Life
                            Insurance Company of the Southwest, Keyport Life
                            Insurance Company (I/N/O BOST & CO), Union Central Life
                            Insurance Company (I/N/O HARE & CO), and Pan-American
                            Life Insurance Company, dated November 15, 1997
                            (incorporated by reference to exhibit 10.66 to Meridian's
                            Form 10-K for the year ended December 31, 1997).
         10.19           -- Credit Agreement among ProLogis Trust, NationsBank, N.A.,
                            Commerzbank Aktien Gesellschaft, New York Branch, Chase
                            Bank of Texas, National Association and Lenders Named
                            Herein, dated as of March 29, 1999 (incorporated by
                            reference to exhibit 10.1 to ProLogis' Form 8-K dated
                            April 16, 1999).
         10.20           -- Credit Agreement among ProLogis Trust, as Borrower and
                            Guarantor, ProLogis Logistics Services Incorporated, as
                            Borrower, ProLogis Development Services Incorporated, as
                            Borrower, Bank of America N.A., as Administrative Agent,
                            Commerzbank Aktiengellschaft, New York Branch, as
                            Syndication Agent, Chase Bank of Texas, National
                            Association, as Documentation Agent, First Union National
                            Bank and Societe Generale, Southwest Agency, as Managing
                            Agents and the Lenders Named Herein as Lenders, as of
                            June 6, 2000 (incorporated by reference to exhibit 10.2
                            to ProLogis' Form 10-Q for the quarter ended June 30,
                            2000).
         10.21           -- Mortgage Noted dated as of March 29, 1999 between
                            ProLogis Trust and Pro-Industrial Funding Company, Inc.
                            (incorporated by reference to exhibit 10.1 to ProLogis'
                            Form 8-K dated May 17, 1999).
         10.22           -- Agreement of Limited Partnership of Meridian Realty
                            Partners, L.P. (incorporated by reference to exhibit 99.1
                            to ProLogis' Registration Statement No. 333-86081).
         10.23           -- ProLogis Trust 1997 Long-Term Incentive Plan (as Amended
                            and Restated Effective as of May 18, 2000 (incorporated
                            by reference to exhibit 10.1 to ProLogis' Form 10-Q for
                            the quarter ended June 30, 2000).
         10.24           -- Multi-Currency Revolving Credit Facility Agreement among
                            PLD Europe Finance B.V. and PLD U.K. Finance B.V. as
                            Original Borrowers, ProLogis Trust as guarantor, ABN AMRO
                            Bank N.V. as Arranger and Societe Generale as
                            Co-Arranger, ABN AMRO Bank N.S. as Agent and Issuing bank
                            as Banks as defined herein, dated December 17, 1999
                            (incorporated by reference to exhibit 10.24 to ProLogis'
                            Form 10-K for the year ended December 31, 1999).
         10.25           -- Form of Executive Protection Agreements entered into
                            between ProLogis and K. Dane Brooksher and Irving F.
                            Lyons III, dated as of June 24, 1999. (incorporated by
                            reference to exhibit 10.25 to ProLogis' Form 10-K for the
                            year ended December 31, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.26           -- Form of Executive Protection Agreements entered into
                            between ProLogis and Walter C. Rakowich, Jeffrey H.
                            Schwartz, Robert J. Watson and John W. Seiple, dated as
                            of June 24, 1999 (incorporated by reference to exhibit
                            10.26 to ProLogis' Form 10-K for the year ended December
                            31, 1999).
         10.27           -- Special Equity Agreement between ProLogis and K. Dane
                            Brooksher (incorporated by reference to exhibit 10.27 to
                            ProLogis' Form 10-K/A#1 for the year ended December 31,
                            2000).
         10.28           -- Amendment No. 1, dated December 10, 2001 to Third Amended and Restated Investor Agreement (incorporated by
                            reference to exhibit 2 to Amendment No. 12 to Security
                            Capital Group Incorporated's Report on Schedule 13D dated
                            December 10, 2001).
         10.29           -- Stabilised Property Contribution Agreement, dated
                            September 15, 1999, between ProLogis Management S.a.r.l.,
                            ProLogis Developments S.a.r.l., ProLogis France
                            Developments, Inc., Kingspark Holding S.A. and ProLogis.
         12.1*           -- Statement re: Computation of Ratio of Earnings to Fixed
                            Charges.
         12.2*           -- Statement re: Computation of Ratio of Earnings to
                            Combined Fixed Charges and Preferred Share Dividends.
         21.1*           -- Subsidiaries of ProLogis.
         23.1            -- Consent of Arthur Andersen LLP.
         23.2            -- Consent of KPMG -- Stockholm, Sweden.
         23.3*           -- Report of KPMG -- Stockholm, Sweden.
         23.4            -- Consent of KPMG -- New York, New York.
         23.5*           -- Report of KPMG -- New York, New York.
         24.1            -- Power of Attorney (included at page 146).
         99.1            -- Limited Liability Company Agreement of Kingspark LLC
                            dated as of January 2, 2001 (incorporated by reference to
                            exhibit 99.1 to ProLogis' Form 10-K/A#1 for the year
                            ended December 31, 2000).
         99.2            -- Promissory Note from Kingspark LLC dated January 5, 2001
                            (incorporated by reference to exhibit 99.2 to ProLogis'
                            Form 10-K/A#1 for the year ended December 31, 2000).
         99.3            -- Promissory Note from K. Dane Brooksher dated January 5,
                            2001 (incorporated by reference to exhibit 99.3 to
                            ProLogis' Form 10-K/A#1 for the year ended December 31,
                            2000).
         99.4            -- Purchase and Sale Agreement, dated January 2, 2001, among
                            Kingspark Holding S.A., Kingspark Holdings LLC and
                            Kingspark LLC (incorporated by reference to exhibit 99.4
                            to ProLogis' Form 10-K/A#1 for the year ended December
                            31, 2000).
         99.5            -- Limited Liability Company Agreement of CSI/Frigo LLC
                            dated as of January 2, 2001 (incorporated by reference to
                            exhibit 99.5 to ProLogis' Form 10-K/A#1 for the year
                            ended December 31, 2000).
         99.6            -- Promissory Note from CSI/Frigo LLC dated January 5, 2001
                            (incorporated by reference to exhibit 99.6 to ProLogis'
                            Form 10-K/A#1 for the year ended December 31, 2000).
         99.7            -- Purchase and Sale Agreement, dated January 2, 2001 among
                            ProLogis Logistics Services Incorporated, SCI Logistics
                            Holdings LLC and CSI/Frigo LLC (incorporated by reference
                            to exhibit 99.7 to ProLogis' Form 10-K/A#1 for the year
                            ended December 31, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

---------------

* Previously filed.