Form 10-Q
period 2002-03-31
PROLOGIS TRUST
filed 2002-05-15
CIK 899881

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

                For the quarterly period ended March 31, 2002

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

                                 Yes [X] No [ ]

    The number of shares outstanding of the Registrant's common stock as of May 13, 2002 was 177,969,319.

===============================================================================

                                 PROLOGIS TRUST

                                      INDEX

                                                                       Page
                                                                     Number(s)
                                                                     --------
PART I. Financial Information
          Item 1. Consolidated Condensed Financial Statements:
                  Consolidated Condensed Balance Sheets--March 31,
                    2002 and December 31, 2001........................   3
                  Consolidated Condensed Statements of Earnings
                    and Comprehensive Income--Three Months Ended
                    March 31, 2002 and 2001...........................   4
                  Consolidated Condensed Statements of Cash Flows--
                    Three Months Ended March 31, 2002 and 2001........   5
                  Notes to Consolidated Condensed Financial
                    Statements........................................ 6 - 18
                  Independent Accountants' Review Report..............   19
          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............20 - 31
          Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk.......................................   31

PART II.Other Information
          Item 4. Submission of Matters to a Vote of Securities
                    Holders...........................................   32
          Item 5. Other Information...................................   32
          Item 6. Exhibits and Reports on Form 8-K....................   32

                                 PROLOGIS TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                         March 31,     December 31,
                                                                                           2002           2001
                                                                                        (Unaudited)     (Audited)
                                                                                       -------------  -------------
                                     ASSETS
Real estate.......................................................................     $   4,497,621  $   4,588,193
  Less accumulated depreciation...................................................           605,510        574,871
                                                                                           3,892,111      4,013,322
Investments in and advances to unconsolidated entities............................         1,348,154      1,310,735
Cash and cash equivalents.........................................................            59,689         27,989
Accounts and notes receivable.....................................................            27,699         23,829
Other assets......................................................................           169,804        183,988
                                                                                       -------------  -------------
          Total assets............................................................     $   5,497,457  $   5,559,863
                                                                                       =============  =============
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit.................................................................     $     322,881  $     375,875
  Senior unsecured debt...........................................................         1,651,699      1,670,359
  Mortgage notes and other secured debt...........................................           530,281        532,106
  Accounts payable and accrued expenses...........................................           102,184        116,931
  Construction costs payable......................................................            10,806         19,805
  Distributions and dividends payable.............................................               729         63,169
  Other liabilities...............................................................            80,454         59,980
                                                                                       -------------  -------------
          Total liabilities.......................................................         2,699,034      2,838,225
                                                                                       -------------  -------------
Minority interest.................................................................            45,058         45,639
Shareholder' equity:
  Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2002 and December
     31, 2001; stated liquidation preference of  $50.00 per share.................           100,000        100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at March 31, 2002 and December 31,
     2001; stated liquidation preference of  $25.00 per share.....................           250,000        250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000
     shares issued and outstanding at March 31, 2002 and
     December 31, 2001; stated liquidation preference of
     $25.00 per share.............................................................            50,000         50,000
  Common shares of beneficial interest; $0.01 par value;
     177,477,667 shares issued and outstanding at March 31,
     2002 and 175,888,391 shares issued and outstanding at
     December 31, 2001............................................................             1,775          1,759
Additional paid-in capital........................................................         2,998,408      2,958,613
Employee share purchase notes.....................................................           (14,042)       (14,810)
Accumulated other comprehensive loss..............................................           (81,877)       (63,780)
Distributions in excess of net earnings...........................................          (550,899)      (605,783)
                                                                                       -------------  -------------
          Total shareholders' equity..............................................         2,753,365      2,675,999
                                                                                       -------------  -------------
          Total liabilities and shareholders' equity..............................     $   5,497,457  $   5,559,863
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

                                 PROLOGIS TRUST

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  -------------------------
                                                                                      2002          2001
                                                                                  -----------   -----------
Income:
  Rental income..............................................................     $   112,929   $   119,244
  Other real estate income...................................................          26,416        31,124
  Income from unconsolidated entities........................................          32,345         8,157
  Interest and other income..................................................             570         1,124
                                                                                  -----------   -----------
          Total income.......................................................         172,260       159,649
                                                                                  -----------   -----------
Expenses:
  Rental expenses, net of recoveries of $23,628 in 2002 and
     $24,864 in 2001, including amounts paid to affiliate of
     $89 in 2001.............................................................           7,741         6,762
  General and administrative, including amounts paid to
     affiliate of $102 in 2002 and $313 in 2001..............................          12,927        14,417
  Depreciation and amortization..............................................          36,231        37,860
  Interest...................................................................          40,830        41,522
  Other......................................................................             821         1,243
                                                                                  -----------   -----------
          Total expenses.....................................................          98,550       101,804
                                                                                  -----------   -----------
Earnings before minority interest............................................          73,710        57,845
Minority interest share in earnings..........................................           1,282         1,376
                                                                                  -----------   -----------
Earnings before loss on disposition of real estate
  and foreign currency exchange gains (losses)...............................          72,428        56,469
Loss on disposition of real estate...........................................            (153)       (1,198)
Foreign currency exchange gains (losses), net................................            (339)        2,657
                                                                                  -----------   -----------
Earnings before income taxes.................................................          71,936        57,928
Income taxes:
  Current income tax expense.................................................           1,060         1,580
  Deferred income tax expense................................................           7,701           909
                                                                                  -----------   -----------
          Total income taxes.................................................           8,761         2,489
                                                                                  -----------   -----------
Net earnings.................................................................          63,175        55,439
Less preferred share dividends...............................................           8,179        11,432
                                                                                  -----------   -----------
Net earnings attributable to Common Shares...................................          54,996        44,007
Other comprehensive income:
  Foreign currency translation adjustments...................................         (18,097)      (42,684)
                                                                                  -----------   -----------
Comprehensive income.........................................................     $    36,899   $     1,323
                                                                                  ===========   ===========

Weighted average Common Shares outstanding-- Basic...........................         176,523       167,297
                                                                                  ===========   ===========
Weighted average Common Shares outstanding-- Diluted.........................         183,182       174,371
                                                                                  ===========   ===========

Basic net earnings attributable to Common Shares.............................     $      0.31   $      0.26
                                                                                  ===========   ===========
Diluted net earnings attributable to Common Shares...........................     $      0.31   $      0.25
                                                                                  ===========   ===========
Distributions per Common Share...............................................     $     0.355   $     0.345
                                                                                  ===========   ===========









              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 PROLOGIS TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                         Three Months Ended,
                                                                                              March 31,
                                                                                    ---------------------------
                                                                                        2002           2001
                                                                                    ------------   ------------
Operating activities:
  Net earnings.................................................................     $     63,175   $     55,439
  Minority interest share in earnings..........................................            1,282          1,376
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.............................................           36,231         37,860
     Loss on disposition of real estate........................................              153          1,198
     Straight-lined rents......................................................           (1,352)        (1,649)
     Amortization of deferred loan costs.......................................            1,409          1,222
     Stock-based compensation..................................................            2,912          1,614
     Income from unconsolidated entities.......................................          (26,795)        (4,949)
     Foreign currency exchange (gains) losses, net.............................              329         (3,274)
     Deferred income tax expense...............................................            7,701            909
  Decrease in accounts receivable and other assets.............................            4,636              2
  Increase (decrease) in accounts payable and accrued expenses and other
     liabilities...............................................................           (1,509)        15,045
                                                                                    ------------   ------------
          Net cash provided by operating activities ...........................           88,172        104,793
                                                                                    ------------   ------------
Investing activities:
  Real estate investments......................................................         (128,642)      (185,098)
  Tenant improvements and lease commissions on previously
     leased space..............................................................           (1,781)        (4,312)
  Recurring capital expenditures...............................................           (7,071)        (3,936)
  Proceeds from dispositions of real estate....................................          203,484        236,900
  Net (advances to) amounts received from unconsolidated entities..............          (12,481)       209,783
                                                                                    ------------   ------------
          Net cash provided by investing activities............................           53,509        253,337
                                                                                    ------------   ------------

Financing activities:
  Net proceeds from Common Share plans.........................................           35,096         13,150
  Redemption of Series B Convertible Preferred Shares..........................               --         (4,583)
  Distributions paid on Common Shares..........................................          (62,552)       (57,158)
  Distributions paid to minority interest holders..............................           (1,871)        (1,752)
  Distributions paid on preferred shares.......................................           (8,179)       (11,432)
  Principal payments on senior unsecured debt..................................          (18,750)            --
  Principal payments received on employee share purchase notes.................              768            507
  Proceeds from settlement of derivative financial instruments.................              160             --
  Proceeds from lines of credit................................................          168,675        200,920
  Payments on lines of credit..................................................         (221,669)      (520,532)
  Regularly scheduled principal payments on mortgage notes.....................           (1,659)        (1,598)
                                                                                    ------------   ------------
          Net cash used in financing activities................................         (109,981)      (382,478)
                                                                                    ------------   ------------


Net increase (decrease) in cash and cash equivalents...........................           31,700        (24,348)
Cash and cash equivalents, beginning of period.................................           27,989         57,870
                                                                                    ------------   ------------
Cash and cash equivalents, end of period.......................................     $     59,689   $     33,522
                                                                                    ============   ============

    See Note 8 for information on non-cash investing and financing activities.







              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 PROLOGIS TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1.  General:

  Business

     ProLogis  Trust  (collectively  with  its  consolidated   subsidiaries  and
partnerships "ProLogis") is a publicly held real estate investment trust ("REIT") that owns, operates and develops industrial distribution facilities in North America (the United States and Mexico), Europe and Asia (Japan). The ProLogis Operating System(R), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group, utilizes ProLogis' international network of distribution facilities to meet its customers' distribution space needs globally. ProLogis' business consists of three reportable business segments: property operations, corporate distribution facilities services business ("CDFS business") and temperature-controlled distribution operations. See Note 7.

  Principles of Financial Presentation

     The consolidated condensed financial statements of ProLogis as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated condensed financial statements should be read in conjunction with ProLogis' December 31, 2001 audited consolidated financial statements contained in ProLogis' 2001 Annual Report on Form 10-K, as amended.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year. Certain of the 2001 amounts have been reclassified to conform to the 2002 financial statement presentation.

     The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Interest Expense

     Interest expense recognized after capitalization was $40.8 million and $41.5 million for the three months in 2002 and 2001, respectively. Amounts capitalized for the three months in 2002 and 2001 were $5.5 million and $5.9 million, respectively. Amortization of deferred loan costs included in interest expense recognized was $1.4 million and $1.2 million for the three months in 2002 and 2001, respectively. Total interest paid in cash on all outstanding debt was $39.5 million and $38.9 million for the three months in 2002 and 2001, respectively.

   Recently Adopted Accounting Standards

     On January 1, 2002, ProLogis adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

     SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test. The impairment guidance in existing rules for equity method goodwill will continue to apply. SFAS No. 142 requires that goodwill balances be assessed for impairment during 2002. ProLogis had not performed this assessment as of March 31, 2002. SFAS No. 142 also changes the rules for recognition of acquired intangible assets other than goodwill but continues to require that intangibles assets be amortized over their useful lives. ProLogis and its unconsolidated entities do not have any acquired intangibles other than goodwill. Had SFAS No. 142 been applicable for the three months in 2001, ProLogis' net earnings attributable to Common Shares for the three months ended March 31, 2001 would have changed as follows (in thousands except per share amounts):

Net earnings attributable to Common Shares.......          $   44,007
Goodwill amortization(1).........................               2,551
                                                           ----------
Adjusted net earnings attributable to
  Common Shares..................................          $   46,558
                                                           ==========

                                                       Basic       Diluted
                                                     --------      --------
Per share net earnings attributable to
  Common Shares..................................    $   0.26      $   0.25
Goodwill amortization(1).........................        0.02          0.02
                                                     --------      --------
Adjusted per share net earnings attributable
  to Common Shares...............................    $   0.28      $   0.27
                                                     ========      ========

----------

(1) Includes ProLogis' share of the amortization expense related to goodwill recognized by its unconsolidated entities.

     SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides implementation guidance with respect to accounting for impairment of long-lived assets. In management's opinion, ProLogis' long-lived assets are not carried at amounts in excess of their fair values. Also, SFAS No. 144 requires that discontinued operations be measured at the lower of carrying amount or fair value less cost to sell, similar to the basis used for other long-lived assets, rather than at net realizable value as previously required. Additionally, future operating losses of discontinued operations are no longer recognized before they occur. Under SFAS No. 144, the facilities sold by ProLogis to third parties are considered to be discontinued operations unless such facilities were developed under a pre-sale agreement. Facilities contributed to entities in which ProLogis maintains an ownership interest are not considered to be discontinued operations under SFAS No. 144 due to ProLogis' continuing involvement. Facilities disposed of by ProLogis' unconsolidated entities also are not considered to be discontinued operations under SFAS No. 144. For the three months ended March 31, 2002, ProLogis is not reporting discontinued operations for the one facility sold to a third party during the period as the effect on ProLogis' Consolidated Condensed Statement of Earnings and Comprehensive Income is not material.

2.  Real Estate

  Real Estate Investments

     Real  estate   investments   consisting  of  income  producing   industrial
distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                    March 31,   December 31,
                                                      2002          2001
                                                  -----------   ------------
Distribution facilities(1):
  Improved land.................................. $   632,587   $   645,343
  Buildings and improvements.....................   3,518,283     3,517,859
                                                  -----------   -----------
                                                    4,150,870     4,163,202
                                                  -----------   -----------
  Facilities under development (including
    cost of land)(2)(3)..........................     118,234       131,545
  Land held for development(4)...................     186,529       200,737
  Other costs (pre-construction and
    pre-acquisition)(5)..........................      41,988        92,709
                                                  -----------   -----------
            Total real estate....................   4,497,621     4,588,193
  Less accumulated depreciation..................     605,510       574,871
                                                  -----------   -----------
            Net real estate...................... $ 3,892,111   $ 4,013,322
                                                  ===========   ===========
----------

(1)  As of March 31, 2002 and December  31,  2001,  ProLogis had 1,200 and 1,208
     directly  owned  distribution  facilities,   respectively,   consisting  of
     122,846,000 and 123,356,000 square feet, respectively.

(2) Facilities under development consist of 20 buildings aggregating 4,187,000 square feet as of March 31, 2002 and 16 buildings aggregating 5,357,000 square feet as of December 31, 2001.


(3) In addition to the March 31, 2002 construction costs payable balance of $10.8 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $104.0 million as of March 31, 2002.

(4) Land held for future development consists of 1,909 acres as of March 31, 2002 and 1,976 acres as of December 31, 2001.

(5) Other costs include $1.0 million and $65.0 million of funds on deposit with title companies as of March 31, 2002 and December 31, 2001, respectively.

     ProLogis' distribution facilities, facilities under development and land held for future development are located in North America (the United States and Mexico), eight countries in Europe and in Japan. No individual market represents more than 10% of ProLogis' real estate assets.

  Operating Lease Agreements

     ProLogis leases its facilities to customers under agreements that are classified as operating leases. As of March 31, 2002, minimum lease payments on leases with lease periods greater than one year for space in ProLogis' directly owned facilities during each of the years in the five-year period ending December 31, 2006 and thereafter are as follows (in thousands):

     Remainder of 2002...................................  $   306,642
     2003................................................      339,515
     2004................................................      255,456
     2005................................................      179,939
     2006................................................      120,778
     2007 and thereafter.................................      211,940
                                                           -----------
                                                           $ 1,414,270
                                                           ===========

     ProLogis' largest customer (based on rental income) in its directly owned facilities accounted for 0.88% of ProLogis' annualized rental income for the three months ended March 31, 2002. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.8% of ProLogis' annualized rental income for the three months ended March 31, 2002.

3. Unconsolidated Entities:

Investments In and Advances To Unconsolidated Entities

    Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                      March 31,    December 31,
                                                        2002          2001
                                                     ----------    -----------
Temperature-controlled distribution companies:
  CSI/Frigo LLC....................................  $   (2,690)   $   (2,492)
  ProLogis Logistics(1)............................     209,901       174,295
  Frigoscandia S.A.(2).............................     175,317       186,168
                                                     ----------    ----------
                                                        382,528       357,971
                                                     ----------    ----------
Real estate funds:
  ProLogis California(3)...........................     123,318       118,846
  ProLogis North American Properties Fund I........      47,291        45,331
  ProLogis North American Properties Fund II.......       8,285         8,210
  ProLogis North American Properties Fund III......       6,012         6,273
  ProLogis North American Properties Fund IV.......       4,528         4,747
  ProLogis North American Properties Fund V(4).....       8,716            --
  ProLogis European Properties Fund(5).............     271,222       263,114
                                                     ----------    ----------
                                                        469,372       446,521
                                                     ----------    ----------
CDFS business:
  Kingspark LLC....................................      10,057         9,937
  Kingspark S.A....................................     482,035       490,074
                                                     ----------    ----------
                                                        492,092       500,011
                                                     ----------    ----------

Insight............................................       2,482         2,479
ProLogis Equipment Services........................       1,680         1,680
GoProLogis(6)......................................          --         2,073
                                                     ----------    ----------
               Total...............................  $1,348,154    $1,310,735
                                                     ==========    ==========

----------

(1) ProLogis made an additional equity investment of $31.5 million in ProLogis Logistics Services Incorporated ("ProLogis Logistics") during the three months ended March 31, 2002. ProLogis Logistics owns CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of March 31, 2002, substantially all of the operating assets of CSI were classified as held for sale.

(2) During the three months ended March 31, 2002, Frigoscandia S.A. and its wholly owned subsidiaries disposed of 37.8 million cubic feet of operating facilities representing all of its assets in Sweden, Denmark, Finland, Norway and the Netherlands and all of its remaining assets in Germany. These dispositions generated net proceeds of $102.0 million which were used to repay outstanding third party debt. As of March 31, 2002, Frigoscandia S.A. and its wholly owned subsidiaries owned or operated 115.0 million cubic feet of temperature-controlled distribution facilities, of which 8.7 million cubic feet of operating facilities in Spain and Italy were classified as held for sale.

(3) ProLogis California I LLC ("ProLogis California") acquired an additional 177,000 square foot facility for a total cost of $13.0 million from ProLogis during the three months ended March 31, 2002. ProLogis made an additional equity investment of $6.4 million in ProLogis California in connection with this acquisition. Also during this period, ProLogis California disposed of two facilities aggregating 348,000 square feet generating net proceeds of $14.3 million and a gain of $1.6 million.

(4) ProLogis-Macquarie Fund ("ProLogis North American Properties Fund V") was formed on March 28, 2002 as a partnership between Macquarie Bank Limited with an 85% ownership interest and ProLogis with a 15% ownership interest. Macquarie Bank Limited is an affiliate of Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder (see Note
     11). On formation, ProLogis North American Properties Fund V acquired 22 distribution facilities aggregating 3.9 million square feet in 12 markets in the United States and two markets in Mexico. Investment amount represents ProLogis' investment in this entity, including acquisition costs, as adjusted for ProLogis' share of cumulative earnings of ProLogis North American Properties Fund V and the portion of the gain resulting from the disposition of ProLogis' facilities to ProLogis North American Properties Fund V that does not qualify for income recognition by ProLogis due to its continuing ownership in ProLogis North American Properties Fund V.

(5) ProLogis European Properties Fund acquired two additional facilities from ProLogis aggregating 567,000 square feet for a total cost of $26.6 million during the three months ended March 31, 2002. Also during this period, ProLogis European Properties Fund acquired two facilities aggregating 227,000 square feet for a total cost of $31.0 million from Kingspark Holding S.A. and its wholly owned subsidiaries ("Kingspark S.A."). Kingspark S.A. is an unconsolidated entity of ProLogis. ProLogis and Kingspark S.A. made additional equity investments in ProLogis European Properties Fund aggregating $6.8 million in connection with these acquisitions. ProLogis also made an additional cash investment of $11.4 million in ProLogis European Properties Fund during the three months ended March 31, 2002.

(6) During the three months ended March 31, 2002, ProLogis, under the equity method, recognized its share of an impairment adjustment recognized by GoProLogis Incorporated ("GoProLogis"). This impairment adjustment reduced GoProLogis' investment in the non-cumulative preferred stock of Vizional
     Technologies Inc. ("Vizional Technologies") to zero. The investment in Vizional Technologies is GoProLogis' only asset.

Income (Loss) from Unconsolidated Entities

    ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                       Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         2002         2001
                                                      ---------    ---------
Temperature-controlled distribution companies:
  CSI/Frigo LLC(1).................................   $     233    $    (509)
  ProLogis Logistics(2)............................       3,702       (1,730)
  Frigoscandia S.A.(2).............................       6,741       (7,233)
                                                      ---------    ---------
                                                         10,676       (9,472)

                                                      ---------    ---------
Real estate funds:
  ProLogis California(3)...........................       4,055        3,067
  ProLogis North American Properties Fund I(4).....       1,444        1,352
  ProLogis North American Properties Fund II(5)....         797          341
  ProLogis North American Properties Fund III(6)...         675           --
  ProLogis North American Properties Fund IV(7)....         531           --
  ProLogis North American Properties Fund V(8).....           6           --
  ProLogis European Properties Fund(9).............       6,748          402
  ProLogis European Properties S.a.r.l.(10)........          --           36
                                                      ---------    ---------
                                                         14,256        5,198
                                                      ---------    ---------
CDFS business:
  Kingspark LLC(11)................................         173          503
  Kingspark S.A.(12)...............................       9,309        9,750
                                                      ---------    ---------
                                                          9,482       10,253
                                                      ---------    ---------

Insight............................................           4          (10)
GoProLogis(13).....................................      (2,073)       1,521
ProLogis PhatPipe..................................          --          667
                                                      ---------    ---------
                                                      $  32,345    $   8,157
                                                      =========    =========
----------

(1) Amounts represent ProLogis' share of the earnings or losses of CSI/Frigo LLC recognized under the equity method based upon its ownership interest in CSI/Frigo LLC (effectively 95%) and interest income on outstanding notes. CSI/Frigo LLC recognizes its share of the earnings or losses of ProLogis Logistics and Frigoscandia S. A. under the equity method based upon its 5% ownership interest in each entity.

(2) ProLogis recognizes its direct share of the earnings or losses of ProLogis Logistics and Frigoscandia S.A. under the equity method based upon its direct 95% ownership interest in each entity and also recognizes interest income on outstanding notes, if any.

(3) Income includes property and asset management, leasing, development and other fees of $768,000 and $666,000 for the three months in 2002 and 2001, respectively. ProLogis has had a 50% ownership interest in ProLogis California since its inception.

(4) Income includes property and asset management leasing, development and other fees of $909,000 and $512,000 for the three months in 2002 and 2001, respectively. ProLogis had a 20% ownership interest in ProLogis North American Properties Fund I until January 14, 2001 and has had a 41.3% ownership interest since that date.

(5) Income includes property and asset management and other fees of $534,000 and $45,000 for the three months in 2002 and 2001, respectively. No leasing fees were earned in either period. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund II since its inception.

(6) ProLogis North American Properties Fund III was formed on June 15, 2001. Income includes property and asset management, leasing and other fees of $512,000 for the three months in 2002. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund III since its inception.

(7) ProLogis North American Properties Fund IV was formed on September 21, 2001. Income includes property and asset management, leasing and other fees of $323,000 for the three months in 2002. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund IV since its inception.

(8) ProLogis North American Properties Fund V was formed on March 28, 2002. ProLogis has a 15% ownership interest in ProLogis North American Properties Fund V.

(9) Income includes property and asset management fees of $3,284,000, and $1,722,000 for the three months in 2002 and 2001, respectively. ProLogis recognizes its share of the earnings or losses of ProLogis European Properties Fund based on its average ownership interest during the respective period. ProLogis' ownership interest in ProLogis European Properties Fund was 33.1% and 41.8% as of March 31, 2002 and 2001, respectively.

(10) Amount in 2001 represents income from ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. for the period from January 1, 2001 to January 6, 2001. As of January 7, 2001, ProLogis European Properties S.a.r.l. was 100% owned by ProLogis European Properties Fund.

(11) Amounts represent ProLogis' share of the earnings or losses of Kingspark LLC recognized under the equity method based upon its 95% ownership interest in Kingspark LLC. Kingspark LLC recognizes its share of the earnings or losses of Kingspark S.A. under the equity method based upon its 5% ownership interest in Kingspark S.A.

(12) ProLogis recognizes its direct share of the earnings or losses of Kingspark S.A. under the equity method based upon its direct 95% ownership interest in Kingspark S.A.

(13) For the three months in 2002, the amount consists of ProLogis' share of the loss of GoProLogis recognized under the equity method. GoProLogis' loss consists entirely of an impairment adjustment that reduces its investment in Vizional Technologies to zero. For the three months in 2001, the amount consists of ProLogis' share of the income of GoProLogis recognized under the equity method. GoProLogis' income represents license fee income earned from Vizional Technologies for the non-exclusive use of the ProLogis Operating Systems(R).

Temperature-Controlled Distribution Companies

     ProLogis' total investment in its temperature-controlled distribution companies as of March 31, 2002 consisted of (in millions of U.S. dollars):

                                               CSI/Frigo  ProLogis  Frigoscandia
                                                 LLC(1)  Logistics(2)  S.A.(3)
                                               --------- ---------  ------------
Equity interest................................ $   0.4   $  263.4    $  22.6
ProLogis' share of the earnings of the entity..    (6.0)     (64.9)    (119.9)
                                                -------   --------    -------
     Subtotal..................................    (5.6)     198.5      (97.3)
Other (including acquisition costs), net.......    (0.3)        --      (11.1)
                                                -------   --------    -------
     Subtotal..................................    (5.9)     198.5     (108.4)
Notes and other receivables....................     3.2       11.4(4)   283.7(5)
                                                -------   --------    --------
          Total................................ $  (2.7)  $  209.9    $  175.3
                                                =======   ========    ========
----------

(1) ProLogis owns 89% of the membership interests (all non-voting) and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns 11% of the membership interests (all voting) of CSI/Frigo LLC, a limited liability company. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. ProLogis does not have control of CSI/Frigo LLC, therefore, ProLogis accounts for its investment in this entity under the equity method.

(2) ProLogis directly owns all of the non-voting preferred stock of ProLogis Logistics, representing a 99.23% interest in the earnings of ProLogis Logistics. ProLogis Logistics owns 100% of CSI, a temperature-controlled distribution company operating in the United States. The voting common stock of ProLogis Logistics is owned by CSI/Frigo LLC. ProLogis does not have control of ProLogis Logistics therefore, ProLogis accounts for its investment in this entity under the equity method.

(3)  ProLogis   directly  owns  all  of  the  non-voting   preferred   stock  of
     Frigoscandia  S.A.,   representing  a  95%  interest  in  the  earnings  of
     Frigoscandia S.A., a Luxembourg company that owns, through wholly owned subsidiaries, temperature-controlled distribution companies operating in five countries in Europe. The voting common stock of Frigoscandia S.A. is owned by CSI/Frigo LLC. ProLogis does not have control of Frigoscandia S.A., therefore, ProLogis accounts for its investment in this entity under the equity method.

     Frigoscandia S.A., through its wholly owned subsidiary, Frigo S.a.r.l., had a credit agreement with Bank of America N.A. ("Bank of America") as agent for a bank group, under which borrowings of 102.5 million euros (the currency equivalent of approximately $90.4 million) were outstanding as of December 31, 2001. All of the borrowings outstanding were guaranteed by ProLogis. All borrowings under the credit agreement were repaid in March 2002 with the proceeds from the sale of operating assets of Frigoscandia S.A. and its wholly owned subsidiaries. Frigo S.a.r.l. cannot borrow any additional amounts under the credit agreement prior to its expiration on June 28, 2002.

(4) Represents other receivables only.

(5) In addition to other receivables aggregating $46.1 million (primarily interest on notes receivable) the balance includes:

     o 776.6 million Swedish krona (the currency equivalent of approximately $75.0 million as of March 31, 2002) unsecured note from a wholly owned subsidiary of Frigo S.a.r.l.; interest at 5.0% per annum; due on demand;

     o    12.8 million euro (the  currency  equivalent  of  approximately  $11.1 million as of March 31, 2002) unsecured note from a wholly owned subsidiary of Frigo S.a.r.l.; interest at 5.0% per annum; due on demand;

     o $115.5 million unsecured note from Frigoscandia S.A., interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

     o 41.2 million euro (the currency equivalent of approximately $36.0 million as of March 31, 2002) unsecured note from Frigo S.a.r.l.; interest at 5.0% per annum; due on demand.

Real Estate Funds

     ProLogis' total investment in real estate funds as of March 31, 2002 consisted of (in millions of U.S. dollars):

                                                    ProLogis   ProLogis   ProLogis   ProLogis   ProLogis
                                                      North      North      North      North      North    ProLogis
                                                    American   American   American   American   American   European
                                         ProLogis  Properties Properties Properties Properties Properties Properties
                                        California   Fund I     Fund II   Fund III    Fund IV    Fund V     Fund(1)
                                        ---------- ---------- ---------- ---------- ---------- ---------- ----------
   Equity interest....................   $ 167.5    $  56.4    $  14.3    $  12.1    $   8.4    $   8.5    $ 337.5
   Distributions......................     (42.3)      (6.5)      (1.9)      (1.5)      (0.5)        --      (26.9)
   ProLogis' share of the earnings
     of the entity, excluding fees
     earned...........................      25.1        3.2        0.6        0.2        0.4         --       21.2
                                         -------    -------    -------    -------    -------    -------    -------
          Subtotal....................     150.3       53.1       13.0       10.8        8.3        8.5      331.8
   Adjustments to carrying value(2)...     (28.7)      (9.5)      (6.5)      (5.9)      (4.6)      (4.0)     (43.4)
   Other, net(3)......................       1.5        2.0        1.3        1.0        0.7        1.2      (20.0)
                                         -------    -------    -------    -------    -------    -------    -------
          Subtotal....................     123.1       45.6        7.8        5.9        4.4        5.7      268.4
   Other receivables..................       0.2        1.7        0.5        0.1        0.1        3.0        2.8
                                         -------    -------    -------    -------    -------    -------    -------
             Total....................   $ 123.3    $  47.3    $   8.3    $   6.0    $   4.5    $   8.7    $ 271.2
                                         =======    =======    =======    =======    =======    =======    =======
----------

(1) Third parties (21 institutional investors) have invested 709.4 million euros (the currency equivalent of approximately $618.2 million as of March 31, 2002) in ProLogis European Properties Fund and have committed to fund an additional 350.9 million euros (the currency equivalent of approximately $305.8 million as of March 31, 2002) through September 2002. ProLogis is committed under a subscription agreement to make additional capital contributions of 46.0 million euros (the currency equivalent of approximately $40.0 million as of March 31, 2002) through September 2002.

(2) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to each entity that does not qualify for current income recognition by ProLogis due to ProLogis' continuing ownership in each entity.

(3) Includes acquisition costs for all entities in addition to ProLogis' share of the cumulative translation adjustments of ProLogis European Properties Fund.

Kingspark S.A.

     ProLogis owns all of the non-voting preferred stock of Kingspark S.A. and all of the non-voting membership interests of Kingspark LLC. Kingspark LLC owns the voting common stock of Kingspark S.A. The voting membership interest of Kingspark LLC is owned by K. Dane Brooksher, ProLogis' chairman and chief executive officer. These combined investments do not give ProLogis control of these entities. Therefore, ProLogis recognizes its 99.75% share of the combined earnings or losses of these entities under the equity method. Kingspark S.A. owns Kingspark Group Holdings Limited ("ProLogis Kingspark"), a CDFS business in the United Kingdom. In addition to its equity investments and other receivables of $17.2 million (primarily interest on notes receivable), ProLogis had the following amounts due from Kingspark S.A. and Kingspark LLC as of March 31, 2002:

     o 59.0 million pound sterling (the currency equivalent of approximately $84.1 million as of March 31, 2002) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 5.5% per annum; due on demand;

     o $117.3 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand;

     o 143.5 million pound sterling (the currency equivalent of approximately $204.5 million as of March 31, 2002) mortgage note from Kingspark S.A.; secured by land parcels; interest at 5.1% per annum; due on demand; and

     o $7.3 million unsecured note from Kingspark LLC; interest at 8.0% per annum; due in January 2006.

     As of March 31, 2002, Kingspark S.A. owned 2.1 million square feet of distribution facilities at an investment of $187.9 million and 2.1 million square feet of facilities under development with a total budgeted cost of $233.9 million. Additionally, as of March 31, 2002, Kingspark S.A. owned 243 acres of land and controlled 1,610 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by Kingspark S.A. has the capacity for the future development of approximately 26.7 million square feet of facilities.

     ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to 25.0 million pounds sterling (the currency equivalent of approximately $35.6 million as of March 31, 2002) and has been guaranteed by ProLogis. As of March 31, 2002, no borrowings were outstanding on the line of credit. However, as of March 31, 2002, ProLogis Kingspark had the currency equivalent of approximately $4.8 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.

Summarized Financial Information

     Summarized financial information for certain of ProLogis' unconsolidated entities as of March 31, 2002 and for the three months then ended is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                       ProLogis   ProLogis    ProLogis   ProLogis   ProLogis
                                                         North      North       North      North      North    ProLogis
                                                        American   American   American   American   American   European
                     ProLogis   Frigoscandia ProLogis  Properties Properties Properties Properties Properties Properties Kingspark
                    Logistics(1)  S.A.(1)   California  Fund I(3) Fund II(4) Fund III(4)Fund IV(4)  Fund V(5)    Fund(6)    S.A.(1)
                    ----------- ------------ --------- ---------- ---------- ---------- ---------- ---------- ---------- ---------
Total assets........   $327.9     $ 246.8     $ 602.6    $ 363.9   $ 233.5    $ 208.2    $ 145.3    $ 180.1    $1,601.2   $ 637.5
Total liabilities
  (7)(8)............   $129.5     $ 364.9     $ 302.1    $ 238.7   $ 168.0    $ 152.7    $ 104.8    $ 123.1    $ 715.7    $ 552.4
Minority interest...   $ --       $   0.2     $  --      $  --     $  --      $  --      $  --      $  --      $  --      $  --
Equity..............   $198.4     $(118.3)    $ 300.5    $ 125.2   $  65.5    $  55.5    $  40.5    $  57.0    $ 885.5    $  85.1
Revenues............   $ 76.9     $  48.3     $  17.0    $  10.5   $   7.0    $   6.4    $   4.6    $   0.1    $  31.1    $   7.1
Net earnings(9).....   $  3.5     $   4.3     $   6.2    $   1.2   $   1.1    $   0.7    $   1.0    $  -- (10) $   9.7    $   3.6

----------

(1) ProLogis had an ownership interest in excess of 99% in each entity as of March 31, 2002.

(2)  ProLogis had a 50% ownership interest in this entity as of March 31, 2002.

(3) ProLogis had a 41.3% ownership interest in this entity as of March 31, 2002.

(4)  ProLogis had a 20% ownership interest in each entity as of March 31, 2002.

(5)  ProLogis had a 15% ownership interest in this entity as of March 31, 2002.

(6)  ProLogis had a 33.1% ownership interest in this entity as of March 31, 2002.


(7) Includes amounts due to ProLogis of $11.4 million from ProLogis Logistics, $283.7 million from Frigoscandia S.A., $0.2 million from ProLogis California, $1.7 million from ProLogis North American Properties Fund I, $0.5 million for ProLogis North American Properties Fund II, $0.1 million from ProLogis North American Properties Fund III, $0.1 million from ProLogis North American Properties Fund IV, $3.0 million from ProLogis
     North American Properties Fund V, $2.8 million from ProLogis European Properties Fund and $423.1 million due from Kingspark S.A.

(8) Includes loans due to third parties of $91.5 million for ProLogis Logistics ($90.0 million guaranteed by ProLogis), $1.0 million for Frigoscandia S.A., $293.0 million for ProLogis California, $232.6 million for ProLogis North American Properties Fund I, $165.0 million for ProLogis North American Properties Fund II, $150.0 million for ProLogis North American Properties Fund III, $103.0 million for ProLogis North American Properties Fund IV, $120.0 million for ProLogis North American Properties Fund V (guaranteed by ProLogis), $632.2 million for ProLogis European Properties Fund and $57.7 million for Kingspark S. A. (guaranteed by ProLogis).

(9) ProLogis' share of the net earnings of the respective entities and interest income on amounts due to ProLogis are recognized in the Consolidated Statements of Earnings and Comprehensive Income as "Income from unconsolidated entities." The net earnings of each entity includes interest expense on amounts due to ProLogis, as applicable, and includes net foreign currency exchange gains of $4.7 million and $0.7 million for Frigoscandia S.A. and ProLogis European Properties Fund, respectively, and a net foreign currency exchange loss of $1.1 million for Kingspark S.A.

(10) Net earnings of this entity were $38,000 for the period from inception on March 28, 2002 to March 31, 2002.

4.  Shareholders' Equity:

     During the three months ended March 31, 2002, ProLogis generated net proceeds of $35.1 million from the issuance of 1,325,000 common shares of beneficial interest, $0.01 par value ("Common Shares") under its 1999 Dividend Reinvestment and Share Purchase Plan and the issuance of 264,000 Common Shares under other Common Share plans.

     ProLogis has a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, will be repurchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of March 31, 2002, 778,000 Common Shares were repurchased under this program at a total cost of $16.0 million. No repurchases occurred during the three months ended March 31, 2002.

5.  Distributions and Dividends:

   Common Distributions

     On February 28, 2002, ProLogis paid a quarterly distribution of $0.355 per Common Share to shareholders of record on February 14, 2002. The distribution level for 2002 was set by ProLogis' Board of Trustees in December 2001 at $1.42 per Common Share.

   Preferred Dividends

     The annual dividend rates on ProLogis' cumulative redeemable preferred shares are $4.27 per share (Series C), $1.98 per share (Series D) and $2.19 per share (Series E).

     On January 31, 2002, ProLogis paid a quarterly dividend of $0.5469 per cumulative redeemable Series E preferred share. On March 29, 2002, ProLogis paid quarterly dividends of $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

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

6.  Earnings per Common Share:

     A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                          Three Months Ended
                                                                March 31,
                                                       -----------------------
                                                          2002         2001
                                                       ----------   ----------
Net earnings attributable to Common Shares...........  $   54,996   $   44,007
Minority interest share in earnings..................       1,282           --
Series B preferred share dividends...................          --           81
                                                       ----------   ----------
Adjusted net earnings attributable to Common
  Shares.............................................  $   56,278   $   44,088
                                                       ==========   ==========

Weighted average Common Shares outstanding--Basic....     176,523      167,297
Weighted average convertible limited partnership
  units..............................................       5,063           --
Weighted average convertible Series B preferred
  shares.............................................          --        6,263
Incremental weighted average effect of
...potentially dilutive instruments...................       1,596          811
                                                       ----------   ----------
Adjusted weighted average Common Shares
  outstanding-- Diluted..............................     183,182      174,371
                                                       ==========   ==========

Per share net earnings attributable to Common Shares:
  Basic..............................................  $     0.31   $     0.26
                                                       ==========   ==========
  Diluted............................................  $     0.31   $     0.25
                                                       ==========   ==========

     For the three months ended March 31, 2001, weighted average limited partnership units of 5,088,000 were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive.

7.  Business Segments:

    ProLogis has three reportable business segments:

     o Property operations represents the long-term ownership (either directly or through investments in unconsolidated real estate funds), management and leasing of distribution facilities in the United States, Mexico and Europe. Each operating facility is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

     o CDFS business represents the development of distribution facilities by ProLogis and Kingspark S.A. (which is not consolidated in ProLogis' financial statements) in the United States, Mexico, Europe and Japan that are often sold to third parties or contributed to unconsolidated real estate funds in which ProLogis has an ownership interest and acts as manager. Additionally, in the United States, Mexico and Europe, ProLogis and Kingspark S.A. earn fees for development activities on behalf of customers and realize profits from the sale of land parcels when their CDFS business plans no longer include development of these parcels. The operations of this segment are considered to be one operating segment.

     o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.). The operations of these entities are considered to be one operating segment.

     Reconciliations of the following items for ProLogis' three reportable segments' are presented below: (i) income from external customers to ProLogis' total income; (ii) net operating income from external customers to ProLogis' earnings before minority interest (ProLogis' chief operating decision makers rely primarily on net operating income and related measures to make decisions about allocating resources and assessing segment performance); and (iii) assets to ProLogis' total assets. All amounts are in thousands of U.S. dollars.

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
Income:
  Property operations:
     United States(1)................................  $  114,610    $  119,091
     Mexico..........................................       5,518         4,230
     Europe(1)(2)....................................       7,057         1,121
                                                       ----------    ----------
          Total property operations segment..........     127,185       124,442
                                                       ----------    ----------
  CDFS business:
     United States(3)................................      18,363        28,253
     Mexico(4).......................................       3,556           (10)
     Europe(5)(6)....................................      13,979        13,134
                                                       ----------    ----------
          Total CDFS business segment................      35,898        41,377
                                                       ----------    ----------
  Temperature-controlled distribution operations:
     United States(7)................................       3,729        (1,744)
     Europe(8).......................................       6,947        (7,728)
                                                       ----------    ----------
          Total temperature-controlled distribution
           operations segment.......................       10,676        (9,472)
                                                       ----------    ----------
  Reconciling items:
     Income (loss) from unconsolidated entities......      (2,069)        2,178
     Interest and other income.......................         570         1,124
                                                       ----------    ----------
          Total reconciling items....................      (1,499)        3,302
                                                       ----------    ----------
          Total income...............................  $  172,260    $  159,649
                                                       ==========    ==========

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
Net operating income:
  Property operations:
     United States(1)................................  $  105,833    $  112,424
     Mexico..........................................       6,686         4,434
     Europe(1)(2)....................................       6,925           822
                                                       ----------    ----------
          Total property operations segment..........     119,444       117,680
                                                       ----------    ----------
  CDFS business:
     United States(3)................................      17,555        27,139
     Mexico(4).......................................       3,554           (72)
     Europe(5)(6)....................................      13,968        13,081
                                                       ----------    ----------
          Total CDFS business segment................      35,077        40,148
                                                       ----------    ----------
  Temperature-controlled distribution operations:
     United States(7)................................       3,729        (1,744)
     Europe(8).......................................       6,947        (7,728)
                                                       ----------    ----------
          Total temperature-controlled distribution
            operations segment.......................      10,676        (9,472)
                                                       ----------    ----------
  Reconciling items:
     Income (loss) from unconsolidated entities......      (2,069)        2,178
     Interest and other income.......................         570         1,124
     General and administrative expense..............     (12,927)      (14,417)
     Depreciation and amortization...................     (36,231)      (37,860)
     Interest expense................................     (40,830)      (41,522)
     Other expenses..................................          --           (14)
                                                       ----------    ----------
          Total reconciling items....................     (91,487)      (90,511)
                                                       ----------    ----------
          Earnings before minority interest..........  $   73,710    $   57,845
                                                       ==========    ==========







                                                         March 31,  December 31,
                                                           2002         2001
                                                       -----------  -----------
Assets:
Property operations:
  United States(9)...................................  $3,688,050    $3,754,960
  Mexico.............................................     123,705       149,225
  Europe(9)..........................................     320,787       316,025
                                                       ----------    ----------
          Total property operations segment..........   4,132,542     4,220,210
                                                       ----------    ----------
CDFS business:
  United States......................................     159,527       189,752
  Mexico.............................................      17,727        17,390
  Europe(9)..........................................     622,954       628,764
  Japan..............................................      43,482        43,030
                                                       ----------    ----------
          Total CDFS business segment................     843,690       878,936
                                                       ----------    ----------
Temperature-controlled distribution operations:
  United States(9)...................................     209,877       174,244
  Europe(9)..........................................     172,651       183,727
                                                       ----------    ----------
          Total temperature-controlled distribution
            operations segment.......................     382,528       357,971
                                                       ----------    ----------
Reconciling items:
  Investments in unconsolidated entities (9).........       4,162         6,232
  Cash and cash equivalents..........................      59,689        27,989
  Accounts and notes receivable......................      11,080         1,880
  Other assets.......................................      63,766        66,645
                                                       ----------    ----------
          Total reconciling items....................     138,697       102,746
                                                       ----------    ----------
          Total assets...............................  $5,497,457    $5,559,863
                                                       ==========    ==========
----------

(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in unconsolidated real estate funds. See
     Note 3 for summarized financial information of these entities.

(2) Amounts recognized under the equity method include net foreign currency exchange gains of $0.2 million and $0.8 million for the three months in 2002 and 2001, respectively. See Note 3 for summarized financial information of ProLogis European Properties Fund.

(3) Includes $17.1 million and $20.4 million of net gains recognized by ProLogis related to the disposition of facilities to unconsolidated real estate funds for the three months in 2002 and 2001, respectively.

(4) Includes $3.4 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis North American Properties Fund V for the three months in 2002.

(5) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. and Kingspark LLC (including $1.1 million of net foreign currency exchange losses and $5.8 million of net foreign currency exchange gains for the three months in 2002 and 2001, respectively). See Note 3 for summarized financial information of Kingspark S.A.

(6) Includes $4.4 million and $1.9 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund for the three months in 2002 and 2001, respectively. In addition, includes $2.7 million and $10.3 million of net gains recognized under the equity method related to the disposition of facilities to ProLogis European Properties Fund by Kingspark S.A. for the three months in 2002 and 2001, respectively.

(7) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics and CSI/Frigo LLC. CSI/Frigo LLC
     recognizes income under the equity method based upon its common stock investment in ProLogis Logistics. See Note 3 for summarized financial information of ProLogis Logistics.

(8) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. and CSI/Frigo LLC. CSI/Frigo LLC recognizes income under the equity method based upon its common stock investment in Frigoscandia S.A. Includes $4.7 million of net foreign currency exchange gains for the three months in 2002 and $1.4 million of net foreign currency exchange losses for the three months in 2001. See Note 3 for summarized financial information of Frigoscandia S.A.




(9) Amounts include investments in unconsolidated entities accounted for under the equity method. See Note 3 for summarized financial information of these entities.

8.  Supplemental Cash Flow Information

    Non-cash investing and financing activities for the three months ended March 31, 2002, and 2001 are as follows:

     o ProLogis received $16.2 million and $49.1 million of the proceeds from its disposition of facilities to unconsolidated real estate funds in the form of an equity interest in these entities during the three months in 2002 and 2001, respectively.

     o ProLogis received $10.8 million of the proceeds from its disposition of a facility to a third party in the form of a note receivable during the three months in 2001.

     o    Series  B   cumulative   convertible   redeemable   preferred   shares
          aggregating $151.8 million were converted into Common Shares during the three months in 2001.

     o Net foreign currency translation adjustments of $(18,097,000) and $(42,684,000) were recognized for the three months in 2002 and 2001, respectively.

     o ProLogis contributed its 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest in ProLogis European Properties Fund of $83.0 million and cash of $16.8 million during the three months in 2001. ProLogis' basis in this investment prior to contribution was $84.8 million.

9.   Related Party Transactions

     During the three months ended March 31, 2002, ProLogis paid a fee of $1.2 million to an affiliate of Security Capital, ProLogis' largest shareholder (see
Note 11), related to capital raised in ProLogis North American Properties Fund V (see Note 3).

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

11.  Subsequent Event:

     On May 14, 2002, Security Capital, ProLogis' largest shareholder,  became a wholly owned subsidiary of General Electric Capital Corporation ("GE Capital"). Under the terms of the merger agreement, GE Capital made a portion of the ProLogis Common Shares owned by Security Capital a part of the merger consideration to be paid to Security Capital's shareholders. After these Common Shares are distributed, GE Capital is expected to own no more than 9.8% of the total outstanding Common Shares of ProLogis.

                     Independent Accountants' Review Report







The Board of Trustees and Shareholders
ProLogis Trust:

     We have reviewed the accompanying consolidated condensed balance sheet of ProLogis Trust and subsidiaries as of March 31, 2002, and the related consolidated condensed statement of earnings and comprehensive income and the consolidated condensed statement of cash flows for the three-month period ended March 31, 2002. These consolidated condensed financial statements are the responsibility of the Trust's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP



San Diego, California
May 1, 2002 except as to
Note 11 which is as of May 14, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with ProLogis' Consolidated Condensed Financial Statements and the notes thereto included in
Item 1 of this report. See also ProLogis' 2001 Annual Report on Form 10-K, as amended.

     The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs, and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Specifically, but not limited to, comments concerning Prologis' expectations with respect to the United States economy, its ability to raise private capital and generate income in the CDFS business segment and its plans for its investment in the temperature-controlled distribution operations segment are forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis' markets that could adversely affect demand for ProLogis' facilities and the creditworthiness of ProLogis' customers, (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations, (iii) increased or unanticipated competition for distribution facilities in ProLogis' target market cities; and (iv) those factors discussed in ProLogis' 2001 Annual Report on Form 10-K, as amended.

Results of Operations

   Three Months Ended March 31, 2002 and 2001

     ProLogis' net earnings attributable to Common Shares were $55.0 million for the three months in 2002 as compared to $44.0 million for the same period in 2001. ProLogis adopted SFAS No. 142 on January 1, 2002. Accordingly, ProLogis and its unconsolidated entities did not recognize amortization expense related to goodwill for the three months ended March 31, 2002 of approximately $1.9 million ($1.8 million of which represents ProLogis' share of amortization expense related to goodwill of its unconsolidated entities). See Note 1 to ProLogis' Consolidated Condensed Financial Statements in Item 1. For the three months in 2002, basic and diluted per share net earnings attributable to Common Shares were $0.31 per share. Basic and diluted per share net earnings attributable to Common Shares were $0.26 and $0.25 per share, respectively, for the same period in 2001.

     Net operating income from ProLogis' temperature-controlled distribution operations segment was the primary source of the increase in ProLogis' net earnings for the three months in 2002 over the same period in 2001. Net operating income in this segment increased by $20.1 million in 2002 over the same period in 2001. This increase is the result of (i) operating profits generated in 2002 as compared to operating losses generated in 2001; (ii) reduced interest expense due to a shifting of third party debt from these entities to ProLogis; (iii) reduced depreciation expense as certain assets are classified as held for sale and are no longer depreciated; and (iv) reduced general and administrative expenses. The CDFS business segment, which provides capital for ProLogis to fund its development activities in addition to generating profits that contribute to ProLogis' net earnings, generated net operating income of $35.1 million for the three months in 2002 as compared to net operating income of $40.1 million for the three months in 2001. Net operating income in this segment is dependent on the volume of contributions of facilities developed by ProLogis and Kingspark S.A. to unconsolidated real estate funds in which ProLogis maintains an ownership interest, as well as to third parties. Net operating income from ProLogis' property operations segment increased for the three months in 2002 over the same period in 2001 by $1.8 million. ProLogis' property operations segment's net operating income consists of rental income and net rental expenses from facilities directly owned by ProLogis, ProLogis' share of the earnings of its unconsolidated real estate funds that engage in property operations segment activities and fees earned from these entities. See "--Property Operations", "-- CDFS Business" and "-- Temperature-Controlled Distribution Operations".

Property Operations

     ProLogis owned or had ownership interests in the following distribution facilities as of the dates indicated (square feet in thousands):

                                                                March 31,
                                                   -----------------------------------
                                                        2002               2001
                                                   ----------------   ----------------
                                                            Square             Square
                                                   Number   Footage   Number   Footage
                                                   ------   -------   ------   -------
Direct ownership(1)..............................   1,200   122,846    1,231   125,175
ProLogis California(2)...........................      78    12,882       78    12,720
ProLogis North American Properties Fund I(3).....      36     8,962       36     8,962
ProLogis North American Properties Fund II(4)....      27     4,477       26     4,163
ProLogis North American Properties Fund III(5)...      34     4,381       --        --
ProLogis North American Properties Fund IV(6)....      17     3,475       --        --
ProLogis North American Properties Fund V(7).....      22     3,851       --        --
ProLogis European Properties Fund(8).............     154    25,579      110    15,959
                                                   ------   -------   ------   -------
                                                    1,568   186,453    1,481   166,979
                                                   ======   =======   ======   =======
----------

(1) Includes distribution facilities owned by ProLogis and its consolidated entities. The decrease in 2002 from 2001 is primarily the result of the formation of new unconsolidated real estate funds subsequent to March 31, 2001. The entire portfolios of these entities generally consist of distribution facilities that were previously directly owned by ProLogis.

(2) ProLogis has had a 50% ownership interest in ProLogis California since its inception.

(3) ProLogis has had a 41.3% ownership interest in ProLogis North American Properties Fund I since January 15, 2001 (prior to that date, ProLogis' ownership interest was 20%). All distribution facilities owned by this entity were previously directly owned by ProLogis.

(4) ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund II since its inception. All distribution facilities owned by this entity were previously directly owned by ProLogis.

(5) ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund III since its inception on June 15, 2001. All distribution facilities owned by this entity were previously directly owned by ProLogis.

(6) ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund IV since its inception on September 21, 2001. All distribution facilities owned by this entity were previously directly owned by ProLogis.

(7) ProLogis has had a 15% ownership interest in ProLogis North American Properties Fund V since its inception on March 28, 2002. All distribution facilities owned by this entity were previously directly owned by ProLogis.

(8) As of March 31, 2002 and 2001, ProLogis' ownership interest in ProLogis European Properties Fund was 33.1% and 41.8%, respectively.

     See also Note 3 to ProLogis' Consolidated Condensed Financial Statements in
Item 1.

     ProLogis' property operations segment income consists of the: (i) net operating income (rental income less net rental expenses) from the distribution facilities that are owned by ProLogis directly and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated real estate funds engaged in property operations and fee income earned from these entities. The net operating income from distribution facilities that are developed by ProLogis in its CDFS business segment is included in the net operating income of the property operations segment until the facilities are contributed to an entity in which ProLogis maintains an ownership interest or are sold to a third party. See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1. The amounts recognized under the equity method are based on the net earnings or losses of each unconsolidated entity and include: net operating income, interest income, interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis European Properties Fund). ProLogis' net operating income from the property operations segment is presented below (in thousands). See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

                                                            Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                               2002      2001
                                                            --------- ---------
Facilities directly owned by ProLogis and its consolidated
  entities:
  Rental income(1)......................................... $ 112,929 $ 119,244
  Property operating expenses(2)...........................     7,741     6,762
                                                            --------- ---------
          Net operating income.............................   105,188   112,482
                                                            --------- ---------
Income from the ProLogis California........................     4,055     3,067
Income from ProLogis North American Properties Fund I......     1,444     1,352
Income from ProLogis North American Properties Fund II.....       797       341
Income from ProLogis North American Properties Fund III(3).       675        --
Income from ProLogis North American Properties Fund IV(4)..       531        --
Income from ProLogis North American Properties Fund V(5)...         6        --
Income from ProLogis European Properties Fund(6)...........     6,748       402
Income from ProLogis European Properties S.a.r.l.(7).......        --        36
                                                            --------- ---------
          Total property operations segment................ $ 119,444 $ 117,680
                                                            ========= =========
----------

(1) The decrease in rental income between the periods presented is due to the changes in the number and composition of the directly owned facilities in each period and to lower average occupancy levels of the directly owned facilities in 2002 as compared to 2001.

(2) The $1.0 million increase in property operating expenses for the three months in 2002 as compared to the same period in 2001 is a function of: (i) an increase in bad debt expense (bad debt expense was $0.4 million for the three months in 2002 and $0.1 million for the same period in 2001) and (ii) an overall increase in operating costs (rental expenses, excluding bad debt and before recoveries from tenants, were 27.4% of rental income for the three months in 2002 as compared to 26.4% of rental income for the three months in 2001) offset by (iii) a decrease in the number of directly owned facilities in 2002 as compared to 2001. The increase in bad debt expense and operating costs is primarily due to the downturn in general economic conditions in the United States experienced in the latter part of 2001. Total rental expense recoveries were 75.3% and 78.6% of total rental expenses for the three months in 2002 and 2001, respectively. This decrease in rental expense recoveries is primarily attributable to lower occupancy levels which results in fewer customers available from whom certain fixed costs may be recovered.

(3)  ProLogis North American  Properties  Fund III began  operations on June 15,
     2001.

(4) ProLogis North American Properties Fund IV began operations on September 21, 2001.

(5)  ProLogis North  American  Properties  Fund V began  operations on March 28,
     2002.

(6) For the three months in 2002 and 2001, ProLogis' share of the earnings of ProLogis European Properties Fund includes net foreign currency gains of $0.2 million and net foreign currency exchange losses of $0.8 million, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties Fund would have been $6.5 million and $1.2 million for the three months in 2002 and 2001, respectively. The increase in ProLogis' combined share of the income, excluding foreign currency gains and losses, of ProLogis European
     Properties Fund for the three months in 2002 over 2001 is due to the additional facilities owned in 2002 as compared to 2001 and lower interest costs reflecting the lower interest rates in effect in 2002. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(7) ProLogis European Properties S.a.r.l. has been 100% owned by ProLogis European Properties Fund since January 7, 2001. The amount in 2001 represents ProLogis' share of the earnings of ProLogis European Properties S.a.r.l. based on its 49.9% ownership interest in this entity for the period from January 1, 2001 to January 7, 2001.

     ProLogis' stabilized distribution facilities (facilities owned by ProLogis and the unconsolidated real estate funds), were 91.0% occupied and 91.9% leased as of March 31, 2002. ProLogis' stabilized occupancy levels have decreased as compared to 2001 (94.6% occupied and 95.6% leased). The term "stabilized" means, for acquisitions, any necessary capital improvements, repositioning, new management and new marketing programs and, in the case of newly developed facilities, construction and marketing, have been in effect for a sufficient period of time (generally 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type).

     ProLogis believes that the decrease in its stabilized occupancy levels in 2002 is the result of the current economic conditions in the United States that have led to a slowing in customer leasing decisions and in a slowing in the absorption of new distribution facilities in the market. ProLogis does not expect market conditions affected by the United States economy to improve until the end of 2002 and believes that occupancies could continue to decline during the remainder of 2002. However, ProLogis believes that its global operating platform and the ProLogis Operating System (R) will partially mitigate the effects of these occupancy decreases, as they have allowed ProLogis to build strong local market presence and strong customer relationships across many global markets. In Europe, leasing activity has remained constant and 1.4 million square feet of leases were signed during the first quarter of 2002. ProLogis believes the leasing activity in Europe is currently affected more by a shift in distribution patterns of its customers and their need to reduce distribution costs than it is by the effects of general economic conditions.

     The average increase in rental rates for both new and renewed leases on previously leased space (9.4 million square feet) for all facilities, including those owned by ProLogis' unconsolidated real estate funds, for the three months in 2002 was 4.4% as compared to 20.2% for the same period in 2001. This decrease is reflective of current economic conditions. For the three months in 2002, the net operating income (rental income less net rental expenses) generated by ProLogis' "same store" portfolio of distribution facilities (facilities owned by ProLogis and the unconsolidated real estate funds that were in operation throughout both three month periods in 2002 and 2001) increased by 0.7% over the same period in 2001 (as compared to an increase of 3.3% during the three months in 2001 as compared to the same period in 2000). The decrease in the growth rate in same store net operating income is due to increased bad debt expense in 2002 and to lower occupancy levels in the same store portfolio in 2002 as compared to 2001.

CDFS Business

     Net operating income from ProLogis' CDFS business segment consists primarily of: (i) the profits from the disposition of land parcels and distribution facilities that were developed by ProLogis and sold to third parties or contributed to unconsolidated real estate funds in which ProLogis maintains an ownership interest; (ii) development management fees earned by ProLogis; and (iii) income recognized under the equity method from ProLogis' investment in Kingspark S.A.

     ProLogis recognizes 99.75% of the earnings of Kingspark S.A. under the equity method (including its share recognized through its ownership in Kingspark
LLC) which includes net operating income, interest income, interest expense (net of amounts capitalized), general and administrative expense (net of amounts capitalized), income taxes and foreign currency exchange gains and losses. See
Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

     Income from the CDFS business segment is dependent on ProLogis' ability to develop and lease distribution facilities that can be disposed of to generate profits and its ability to raise private capital through the formation of real estate funds or other sources. There can be no assurance that ProLogis will be able to maintain the level of profits in this business segment.

     The CDFS business segment operations decreased during the three months ended March 31, 2002 from the same period in 2001. The CDFS business segment income is comprised of the following (in thousands):

                                                        Three Months Ended
                                                              March 31,
                                                     -----------------------
                                                        2002          2001
                                                     ---------     ---------
Net gains on disposition of land parcels
  and facilities developed(1).....................   $  24,952     $  28,720
Development management fees.......................         517           941
Income from Kingspark S.A.(2)(3)..................       9,482        10,253
Miscellaneous fees and other income...............         947         1,463
Other expenses(4).................................        (821)       (1,229)
                                                     ---------     ---------
                                                     $  35,077     $  40,148
                                                     =========     =========
----------

(1) Represents gains from the disposition of land parcels and facilities developed as follows:

     o    2002: 12 acres; 4.6 million square feet; $218.2 million of proceeds.

     o    2001: 76 acres; 4.3 million square feet; $231.9 million of proceeds.

(2) ProLogis' share of Kingspark S.A.'s income for the three months in 2002 (including ProLogis' share of Kingspark S.A.'s income recognized through its ownership in Kingspark LLC) includes, among other items:

     o Gains from the disposition of land parcels and facilities developed (3 acres; 0.2 million square feet; $33.6 million of proceeds; net gains of $3.4 million);

     o    Development fees and other miscellaneous income of $3.9 million;

     o    Deferred and current income tax expense of $0.9 million; and

     o    Foreign currency exchange losses of $1.1 million.

(3) ProLogis' share of Kingspark S.A.'s income for the three months in 2001 (including ProLogis' share of Kingspark S.A.' s income recognized through its ownership in Kingspark LLC) includes, among other items:

     o Gains from the disposition of land parcels and facilities developed (1.3 million square feet; $133.1 million of proceeds; net gains of $11.7 million);

     o    Deferred and current income tax expense of $2.5 million; and

     o    Foreign currency exchange gains of $5.8 million.

(4) Includes land holding costs of $0.6 million and $0.5 million for the three months in 2002 and 2001, respectively and the write-off of previously capitalized pursuit costs of $0.2 million and $0.7 million for the three months in 2002 and 2001, respectively.

     During 2001, ProLogis began to direct the focus of its CDFS business segment operations from North America to Europe, given the deteriorating economic conditions in North America. As of March 31, 2002, 74% of ProLogis' CDFS business segment assets were located in Europe with 21% located in North America and the remaining 5% located in Japan. ProLogis believes that the continuing demand for state-of-the-art distribution facilities in Europe will continue to provide it with opportunities to expand its CDFS business. Further to this objective, with 2,884 acres of land owned or controlled in Europe including 1,853 acres of land owned and controlled in the United Kingdom by Kingspark S.A., ProLogis believes it will not be affected by land entitlement constraints that currently exist in Europe. ProLogis will continue to monitor leasing activity and general economic conditions in the United States as it pertains to its CDFS business segment operations. In 2001, ProLogis began its first development project in Japan. As in Europe, ProLogis believes that demand for state-of-the-art distribution facilities in Japan will provide opportunities for ProLogis to expand its CDFS business.

Temperature-Controlled Distribution Operations

     ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. In March 2002, all of the temperature-controlled distribution operating assets in Sweden, Denmark, Finland, Norway and the Netherlands, and the remaining temperature-controlled distribution operating assets in Germany owned by Frigoscandia S.A. and its wholly owned subsidiaries were sold. Negotiations related to the sale of substantially all of the temperature-controlled distribution operating assets in the United States owned by CSI and the temperature-controlled distribution operating assets in Spain and Italy owned by Frigoscandia S.A. and its wholly owned subsidiaries are continuing. ProLogis' share of the earnings or losses from this operating segment is below (in thousands). See Notes 3 and 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

                                                         Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          2002         2001
                                                        ---------    ---------
Income (loss) from ProLogis Logistics(1)..............  $   3,729    $  (1,744)
Income (loss) from Frigoscandia S.A(1)................      6,947       (7,728)
                                                        ---------    ---------
          Total temperature-controlled distribution
             operations segment.......................  $  10,676    $  (9,472)
                                                        =========    =========
----------

(1) Includes ProLogis' direct share of the earnings or losses of each entity and ProLogis' share of the earnings or losses of each entity based on ProLogis' ownership in CSI/Frigo LLC. CSI/Frigo LLC, a limited liability company, owns all of the voting common stock of ProLogis Logistics and Frigoscandia S. A. ProLogis owns 89% of the membership interests (all non-voting) in CSI/Frigo LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting). ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis will recognize 95% of the earnings of CSI/Frigo LLC. ProLogis does not have control of CSI/Frigo LLC, therefore, ProLogis accounts for its investment in this entity under the equity method. See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

     Amounts recognized by ProLogis and CSI/Frigo LLC under the equity method from their respective investments in ProLogis Logistics and Frigoscandia S.A. include: net operating income, interest income, interest expense, depreciation and amortization expense, general and administrative expense, income taxes, foreign currency exchange gains and losses (with respect to Frigoscandia S.A.). ProLogis recognized in excess of 99% of the earnings of each entity for the three months in 2002 and 2001.

     ProLogis' share of ProLogis Logistics' net earnings (including its share recognized through its ownership in CSI/Frigo LLC) for the three months in 2002 increased over the same period in 2001 by $5.5 million. This increase is primarily attributable to the classification of CSI's operating assets as held for sale. This classification under GAAP requires that all depreciation and amortization associated with these assets cease. Consequently, CSI recognized no depreciation or amortization expense for the three months in 2002 as compared to the $5.0 million of depreciation and amortization expense recognized in 2001.

     ProLogis' share of Frigoscandia S.A.'s net earnings for the three months in 2002 (including its share recognized through its ownership in CSI/Frigo LLC) includes a net foreign currency exchange gain of $4.7 million. ProLogis' share of Frigoscandia S.A.'s net loss for the three months in 2001 (including its share recognized through its ownership in CSI/Frigo LLC) includes a net foreign currency loss of $1.4 million. Excluding these foreign exchange gains and losses, ProLogis recognized $8.5 million more income under the equity method, in 2002 than it recognized for the three months in 2001 from its investment in Frigoscandia S.A. The increase in ProLogis' share of Frigoscandia S.A.'s net earnings in 2002 from 2001 is a function of: (i) improved operating results from assets in service in both periods; (ii) lower interest expense in 2002 due to lower debt balances and lower interest rates; (iii) the recognition of less depreciation and amortization expense in 2002; offset by (iv) lower income from operations due to sales of assets after March 31, 2001. The decrease in depreciation and amortization expense in 2002 is due to the reduced amount of assets in operation in that period and also to the classification of certain assets as held for sale under GAAP. This classification requires that all depreciation and amortization associated with those assets cease.

   Other Income and Expense Items

    General and Administrative Expense

     General and administrative expense was $12.9 million for the three months in 2002 and $14.4 million for the three months in 2001. The decrease in general and administrative expense is primarily attributable to the timing of costs incurred. ProLogis does not expect this trend to continue throughout 2002.

    Depreciation and Amortization

     Depreciation and amortization expense was $36.2 million for the three months in 2002 and $37.9 million for the three months in 2001. The decrease in this expense is a function of the number of distribution facilities directly owned by ProLogis in each period (see "-- Property Operations") and the adoption of SFAS No. 142 which eliminated amortization related to goodwill beginning on January 1, 2002.

    Interest Expense

     Interest expense is a function of the level of borrowings outstanding and interest rates charged on borrowings, offset by interest capitalization with respect to development activities. Interest cost before capitalization was $46.3 million for the three months in 2002 and $47.4 million for the three months in 2001. The decrease in 2002 from 2001 is primarily due to lower average interest rates and lower average borrowings outstanding on ProLogis' lines of credit.

     Interest expense recognized on borrowings is offset by interest capitalized with respect to ProLogis' development activities. Capitalized interest was $5.5 million in 2002 and $5.9 million in 2001. Capitalized interest levels are reflective of ProLogis' cost of funds and the level of development activity in each year.

    Other Expenses

     Other expenses were $0.8 million for the three months in 2002 and $1.2 million for the same period in 2001 and includes land holding costs and the write-off of previously capitalized pursuit costs Land holding costs were $0.6 million in 2002 and $0.5 million in 2001. Pursuit cost write-offs were $0.2 million in 2002 and $0.7 million in 2001.

    Loss on Disposition of Real Estate

     Loss on disposition of real estate represents the net losses from the disposition of distribution facilities that were acquired or developed for long-term use in the property operations segment. Generally, ProLogis disposes of facilities in the property operations segment because such facilities are considered to be non-strategic facilities. Non-strategic facilities are assets located in markets or submarkets that are no longer considered target markets as well as assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis' core portfolio based on the asset's size or configuration. Also, ProLogis will contribute facilities from its operating portfolio to complement the portfolio of developed distribution facilities that are acquired by the unconsolidated real estate funds. During the three months ended March 31, 2002, ProLogis disposed of one operating facility with net sales proceeds of $1.5 million. This facility was not classified as a discontinued operation under SFAS No. 144 as the effect on ProLogis' Consolidated Condensed Statements of Earnings and Comprehensive Income is not material. See Note 1 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

     During the three months ended March 31, 2001, ProLogis disposed of six operating facilities with net sales proceeds of $62.9 million (four facilities with net sales proceeds of $58.8 million were contributed to unconsolidated real estate funds in which ProLogis maintains an ownership interest). Also, ProLogis recognized a net gain of $0.5 million upon the contribution of its 49.9% ownership of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund in January 2001.

    Income (Loss) from Unconsolidated Entities

     The combined income (loss) from unconsolidated entities, recognized under the equity method, that is not directly attributable to one of ProLogis' three business segments was a loss of $2,069,000 for the three months in 2002 and income of $2,178,000 for the three months in 2001. See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1. For 2002, this amount consists of: (i) a $2,073,000 loss from ProLogis' investment in GoProLogis and
(ii) income of $4,000 from ProLogis' investment in Insight, Inc. The loss recognized by GoProLogis represents ProLogis' share of GoProLogis' impairment adjustment that reduced GoProLogis' remaining investment in Vizional Technologies to zero. For 2001, this amount consists of: (i) income of $2,188,000 from ProLogis' investment in GoProLogis and ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe") and (ii) a loss of $10,000 from ProLogis' investment in Insight, Inc. The income recognized by GoProLogis and ProLogis PhatPipe consisted entirely of license fee income for the non-exclusive use of the ProLogis Operating System(R) earned from Vizional Technologies and PhatPipe Inc., respectively. ProLogis PhatPipe and GoProLogis ceased recognizing income under the license fee agreements in the second and third quarters of 2001, respectively. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

    Foreign Currency Exchange Gains (Losses), Net

     ProLogis recognized net foreign currency exchange losses of $0.3 million and net foreign currency exchange gains of $2.7 million during the three months 2002 and 2001, respectively. Foreign currency exchange gains and losses are primarily the result of the remeasurement and settlement of intercompany and third party debt of ProLogis' foreign subsidiaries. Fluctuations in the foreign currency exchange gains and losses recognized in each period are a product of movements in certain foreign currency exchange rates, primarily the euro, the pound sterling and the yen and the level of intercompany and third party debt outstanding that is denominated in a currency other than the functional currency of the borrower. Changes in these currency exchange rates against the entity's functional currency are the primary source of the remeasurement losses recognized in these periods.

    Income Taxes

     ProLogis is taxed as a REIT for federal income tax purposes and is not generally required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. Not all of ProLogis' consolidated subsidiaries in the United States are qualified REIT subsidiaries for tax purposes. Also, the foreign countries in which ProLogis operates do not recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes as appropriate and in accordance with GAAP with respect to the taxable earnings of certain of its taxable subsidiaries.

     Current income tax expense recognized during the three months in 2002 and 2001 was $1.1 million and $1.6 million, respectively. Current income tax expense is generally a function of the level of income recognized by ProLogis' taxable subsidiary operating in the CDFS business segment. ProLogis recognized deferred income tax expense of $7.7 million for the three months in 2002 and $0.9 million for the three months in 2001. ProLogis' deferred income tax component of total income taxes is a function of each period's temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of previously generated tax net operating losses that have been recognized as deferred tax assets

Environmental Matters

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

     o the proceeds from the contribution of facilities to unconsolidated real estate funds in which ProLogis maintains an ownership interest;

     o the proceeds from the disposition of ProLogis' investment in the temperature-controlled distribution operations segment;

     o the proceeds from the sale of Common Shares under ProLogis' Common Share plans; and

     o utilization of ProLogis' U.S. dollar denominated and multi-currency denominated lines of credit.

     In the short-term, borrowings on and subsequent repayments of, ProLogis' line of credit are expected to provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. As of May 13, 2002, on a combined basis, ProLogis had approximately $479.0 million of short-term borrowings outstanding resulting in additional short-term borrowing capacity available of $542.6 million (see "-- Borrowing Capacity and Debt Maturities"). ProLogis has $608.0 million of shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms. ProLogis will continue to evaluate the public debt markets with the objective of reducing its short-term borrowings and extending debt maturities should favorable terms be available.

     Within ProLogis European Properties Fund, ProLogis has access to 350.9 million euros (the currency equivalent of approximately $305.8 million as of March 31, 2002) of additional third party equity capital in Europe that has been committed primarily by institutional investors through September 2002. The capital is committed to fund acquisitions of ProLogis' completed stabilized European developments and acquisitions of facilities from third parties.

   Cash Operating Activities

     Net cash provided by operating activities was $88.2 million for the three months in 2002 and $104.8 million for the three months in 2001. See "-- Results of Operations -- Property Operations". Cash provided by operating activities exceeded the cash distributions paid on Common Shares and cash dividends paid on preferred shares for both three-month periods in 2002 and 2001. See ProLogis' Consolidated Condensed Statements of Cash Flows in Item 1.

   Cash Investing and Cash Financing Activities

     For the three months in 2002, ProLogis' investing activities provided net cash of $53.5 million and its financing activities used net cash of $110.0 million (financing activities used net cash of $39.3 million excluding cash distributions on Common Shares and cash dividends on preferred shares). Proceeds received from dispositions of real estate were used to fund ProLogis' real estate investments and, along with the proceeds from sales of Common Shares, were used to fund ProLogis' net repayment of borrowings on its lines of credit. For the three months in 2001, ProLogis' investing activities provided net cash of $253.3 million and its financing activities used net cash of $382.5 million (financing activities used net cash of $313.9 million excluding cash distributions on Common Shares and cash dividends on preferred shares). Proceeds received from dispositions of real estate and the repayments of loans by and distributions received from ProLogis' unconsolidated entities were used to fund ProLogis' real estate investments and were the primary sources of funds used to repay borrowings on ProLogis' lines of credit. See ProLogis' Consolidated Condensed Statements of Cash Flows in Item 1.

Borrowing Capacity and Debt Maturities

     ProLogis has over $1.0 billion of short-term borrowing capacity under four revolving lines of credit. These borrowings are available in four currencies and are summarized below (dollar amounts in millions of U.S. dollars):

                        Outstanding as of
                 -------------------------------
  Total                                           Weighted Average
Commitment       March 31, 2002    May 13, 2002    Interest Rate(1)  Expiration
----------       --------------   --------------  ----------------   -----------
$   500.0          $  107.0         $  109.0             2.66%       06/06/03(2)
     60.0(3)             --             44.6               --        06/06/02
    283.4(4)(5)       226.8(4)(5)      276.7(4)(5)       4.28%       12/17/03
    184.9(6)           46.8(6)          48.7(6)          1.15%       09/13/04(2)
---------          --------         --------            -----
  1,028.3(7)       $  380.6         $  479.0             3.44%
=========          ========         ========            =====
----------

(1) Represents the weighted average interest rate on borrowings outstanding as of March 31, 2002.

(2) Credit agreement may be extended from this date for one year at ProLogis' option.

(3) Borrowings can be denominated in U.S. dollars, euros, pounds sterling or yen.

(4) Includes the currency equivalent of approximately $57.7 million of direct borrowings by Kingspark S.A. under ProLogis' line of credit as of March, 31, 2002. ProLogis has guaranteed these borrowings. As of May 13, 2002, the currency equivalent of approximately $84.1 was borrowed by Kingspark S.A. under ProLogis' line of credit, all of which were guaranteed by ProLogis.

(5) Borrowings can be denominated in either euros or pounds sterling (total commitment is 325.0 million euros). As of March 31, 2002, 257.3 million euros were outstanding. As of May 13, 2002, 302.2 million euros were outstanding.

(6) Borrowings are denominated in yen (total commitment is 24.5 billion yen). As of March 31, 2002, 6.2 billion yen were outstanding. As of May 13, 2002,
     6.2 billion yen were outstanding, respectively.

(7)  Available  borrowings  as of March 31, 2002 and May 13, 2002 are reduced by
     $4.5   million  and  $6.7   million  of  letters  of  credit   outstanding,
     respectively.

     ProLogis has senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding as of March 31, 2002 with annual principal payments during each of the years in the five-year period ending December 31, 2006 and thereafter as follows (in thousands):

                Remainder of 2002..................   $    28,678
                2003...............................       185,214
                2004...............................       316,554
                2005...............................       111,579
                2006...............................       319,995
                2007 and thereafter................     1,222,011
                                                      -----------
                          Total principal due......     2,184,031
                Less: Original issue discount......        (2,051)
                                                      -----------
                          Total carrying value.....   $ 2,181,980
                                                      ===========

Liquidity and Capital Resources of ProLogis' Unconsolidated Entities

     ProLogis has investments and advances to unconsolidated entities of $1.3 billion as of March 31, 2002. Summarized financial information for certain of these unconsolidated entities is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                      ProLogis   ProLogis   ProLogis   ProLogis   ProLogis
                                                        North      North      North      North      North     ProLogis
                                                      American   American   American   American   American    European
                   ProLogis  Frigoscandia ProLogis   Properties Properties Properties Properties Properties  Properties  Kingspark
                  Logistics(1)  S.A.(1)  California(2)Fund I(3) Fund II(4) Fund III(4)Fund IV(4)  Fund V(5)    Fund(6)    S.A.(1)
                  ---------  ----------- ----------  ---------- ---------- ---------- ---------  ---------   ----------  ---------
Total assets....... $327.9     $ 246.8     $602.6    $363.9     $233.5     $ 208.2     $145.3     $180.1     $1,601.2     $637.5
Total liabilities.. $129.5(7)  $ 364.9(8)  $302.1(9) $238.7(10) $168.0(11) $ 152.7(12) $104.8(13) $123.1(14) $  715.7(15) $552.4(16)
Minority interest.. $  --      $   0.2     $   --    $   --     $   --     $    --     $   --     $   --     $    --          --
Equity............. $198.4     $(118.3)    $300.5    $125.2     $ 65.5     $  55.5     $ 40.5     $ 57.0     $  885.5(17) $ 85.1

----------

(1) ProLogis had an ownership interest in excess of 99% in each entity as of March 31, 2002.

(2)  ProLogis had a 50% ownership interest in this entity as of March 31, 2002.

(3) ProLogis had a 41.3% ownership interest in this entity as of March 31, 2002.

(4)  ProLogis had a 20% ownership interest in each entity as of March 31, 2002.

(5)  ProLogis had a 15% ownership interest in this entity as of March 31, 2002.

(6) ProLogis had a 33.1% ownership interest in this entity as of March 31, 2002.

(7) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $11.4 million due to ProLogis;

     o $90.0 million due to a third party; due on June 6, 2002; all of which has been guaranteed by ProLogis; and

     o $1.5 million of other third party debt; none of which has been guaranteed by ProLogis.

(8) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $283.7  million  due to  ProLogis;  and

     o $1.0 million of other third party debt; none of which has been guaranteed by ProLogis.

(9) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $0.2  million due to ProLogis;

     o $17.2 million due to a third party; due May 31, 2005; none of which has been guaranteed by ProLogis;

     o $182.0 million due to a third party; due March 1, 2009; none of which has been guaranteed by ProLogis; and

     o $93.8 million due to a third party; due August 1, 2009; none of which has been guaranteed by ProLogis.


(10) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $1.7 million due to ProLogis;

     o $102.0 million due to a third party; due on March 10, 2011; none of which has been guaranteed by ProLogis; and

     o $130.6 million due to a third party; due on December 10, 2010; none of which has been guaranteed by ProLogis.

(11) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $0.5 million due to ProLogis and

     o $165.0 million due to a third party; due on June 1, 2007; none of which has been guaranteed by ProLogis.

(12) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $0.1 million due to ProLogis and

     o $150.0 million due to a third party; due on September 1, 2007; none of which has been guaranteed by ProLogis.

(13) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $0.1 million due to ProLogis and

     o $103.0 million due to a third party; due on January 2, 2008; none of which has been guaranteed by ProLogis.



(14) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $3.0  million  due to  ProLogis  and

     o $120.0 million due to a third party; due on June 28, 2002; all of which has been guaranteed by ProLogis.

(15) Liabilities include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $2.8 million due to ProLogis;

     o $114.1 million (five mortgage issues) due to third parties due on various dates ranging from July 2006 through March 2015; none of which has been guaranteed by ProLogis;

     o $189.0 million due to a third party; due on May 1, 2011; none of which has been guaranteed by ProLogis;

     o $87.1 million due to a third party; due on August 14, 2002; none of which has been guaranteed by ProLogis; and

     o $242.0 million due to a third party; due on September 15, 2002; none of which has been guaranteed by ProLogis.

(16) Liabilities include $423.1 million due to ProLogis and $57.7 million that has been borrowed under ProLogis' line of credit and guaranteed by ProLogis. Additionally, ProLogis has guaranteed a 25.0 million pound sterling (the currency equivalent of approximately $35.6 million as of March 31, 2002) line of credit of a subsidiary of Kingspark S.A. As of March 31, 2002, there were no borrowings outstanding on this line of credit.

(17) ProLogis has entered into a subscription agreement to make additional capital contributions of 46.0 million euros (the currency equivalent of approximately $40.0 million as of March 31, 2002) through September 2002.

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

     On February 28, 2002, ProLogis paid a quarterly distribution of $0.355 per Common Share to shareholders of record on February 14, 2002, respectively. The distribution level for 2002 was set by ProLogis' Board of Trustees in December 2001 at $1.42 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board of Trustees during the year.

     As of March 31, 2002, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding. The annual dividend rates on ProLogis' cumulative redeemable preferred shares are $4.27 per share (Series
C), $1.98 per share (Series D) and $2.19 per share (Series E).

     On January 31, 2002, ProLogis paid quarterly dividends of $0.5469 per cumulative redeemable Series E preferred share. On March 29, 2002, ProLogis paid quarterly dividends of $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless and until all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends for the then current dividend period with respect to the preferred shares.

Other Commitments

     As of March 31, 2002, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 1.5 million square feet of distribution facilities at an estimated acquisition cost of $39.3 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. As of March 31, 2002, ProLogis had $1.0 million of funds on deposit with title companies that can be used to acquire these assets. In addition, as of March 31, 2002, ProLogis had facilities under development with an expected cost at completion of $222.2 million of which $104.0 million was unfunded.

     ProLogis has a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, will be purchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of March 31, 2002, 778,400 Common Shares were repurchased under this program at a total cost of $16.0 million. No repurchases occurred during the three months ended March 31, 2002. ProLogis intends to fund the Common Share repurchase program through borrowings on its lines of credit.

Funds from Operations

     Funds from operations attributable to Common Shares increased by $5.5 million to $106.2 million for the three months in 2002 from $100.7 million for the three months in 2001.

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

    Funds from operations is as follows (in thousands):

                                                             Three Months Ended
                                                                   March 31,
                                                            --------------------
                                                               2002       2001
                                                            --------  ----------
Net earnings attributable to Common Shares................. $ 54,996  $  44,007
  Add (Deduct):
     Real estate related depreciation and amortization.....   34,502     36,377
     Loss on disposition of non-CDFS business
        segment assets.....................................      153      1,198
     Foreign currency exchange (gains) losses, net.........      339     (2,884)
     Deferred income tax expense...........................    7,701        909
     ProLogis' share of reconciling items of unconsolidated
      entities:
        Real estate related depreciation and amortization..    9,490     18,147
        Gain on disposition of non-CDFS business segment
          assets...........................................     (814)        (5)
        Foreign currency exchange (gains) losses, net......   (3,930)     8,874
        Deferred income tax expense (benefit) expense......    3,732     (5,918)
                                                            --------   --------
Funds from operations attributable to Common Shares........ $106,169   $100,705
                                                            ========   ========

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     As of March 31, 2002, no significant change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 2001 Annual Report on Form 10-K, as amended.

PART II

Item 4.  Submission of Matters to Vote of Securities Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

    12.1  Computation of Ratio of Earnings to Fixed Charges

    12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

    15.1 Letter from KPMG LLP regarding unaudited financial information dated May 14, 2002


    (b) Reports on Form 8-K:

                                   Items                    Financial
        Date                      Reported                  Statements
       ------                    ----------                ------------
        None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PROLOGIS TRUST



                                             By:   /s/ WALTER C. RAKOWICH
                                                ------------------------------
                                                     Walter C. Rakowich
                                                    Managing Director and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)



                                             By:     /s/ LUKE A. LANDS
                                                ------------------------------
                                                         Luke A. Lands
                                            Senior Vice President and Controller



                                             By:     /s/ SHARI J. JONES
                                                ------------------------------
                                                         Shari J. Jones
                                                         Vice President
                                                (Principal Accounting Officer)

Date: May 14, 2002

                                                                   EXHIBIT 12.1

                                 PROLOGIS TRUST
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (Dollar amounts in thousands)

                                    Three Months Ended
                                         March 31,                                    Year Ended December 31,
                                 -------------------------      ----------------------------------------------------------------
                                     2002         2001              2001         2000         1999         1998         1997
                                 -----------   -----------      -----------  -----------  -----------   -----------  -----------
Net Earnings from Operations     $    72,428   $    56,469      $   126,582  $   236,221  $   161,570   $   102,936  $    38,832
Add:
     Interest Expense                 40,830        41,522          163,269      172,191      170,746        77,650       52,704
                                 -----------   -----------      -----------  -----------  -----------   -----------  -----------

Earnings as Adjusted             $   113,258   $    97,991      $   289,851  $   408,412  $   332,316   $   180,586  $    91,536
                                 ===========   ===========      ===========  ===========  ===========   ===========  ===========

Fixed Charges:
     Interest Expense            $    40,830   $    41,522      $   163,269  $   172,191  $   170,746   $    77,650  $    52,704
     Capitalized Interest              5,489         5,904           24,276       18,549       15,980        19,173       18,365
                                 -----------   -----------      -----------  -----------  -----------   -----------  -----------

         Total Fixed Charges     $    46,319   $    47,426      $   187,545  $   190,740  $   186,726   $    96,823  $    71,069
                                 ===========   ===========      ===========  ===========  ===========   ===========  ===========

Ratio of Earnings, as Adjusted
     to Fixed Charges                    2.4           2.1              1.5          2.1          1.8           1.9          1.3
                                 ===========   ===========      ===========  ===========  ===========   ===========  ===========


                                                                   EXHIBIT 12.2

                                 PROLOGIS TRUST
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED SHARE DIVIDENDS
                          (Dollar amounts in thousands)


                                    Three Months Ended
                                         March 31,                                    Year Ended December 31,
                                 -------------------------      ----------------------------------------------------------------
                                     2002         2001              2001         2000         1999         1998         1997
                                 -----------   -----------      -----------  -----------  -----------   -----------  -----------
Net Earnings from Operations     $    72,428   $    56,469      $   126,582  $   236,221  $   161,570   $   102,936  $    38,832
Add:
     Interest Expense                 40,830        41,522          163,269      172,191      170,746        77,650       52,704
                                 -----------   -----------      -----------  -----------  -----------   -----------  -----------

Earnings as Adjusted             $   113,258   $    97,991      $   289,851  $   408,412  $   332,316   $   180,586  $    91,536
                                 ===========   ===========      ===========  ===========  ===========   ===========  ===========

Combined Fixed Charges and
   Preferred Share Dividends:
     Interest Expense            $    40,830   $    41,522      $   163,269  $   172,191  $   170,746   $    77,650  $    52,704
     Capitalized Interest              5,489         5,904           24,276       18,549       15,980        19,173       18,365
                                 -----------   -----------      -----------  -----------  -----------   -----------  -----------

         Total Fixed Charges          46,319        47,426          187,545      190,740      186,726        96,823       71,069
     Preferred Share Dividends         8,179        11,432           37,309       56,763       56,835        49,098       35,318
                                 -----------   -----------      -----------  -----------  -----------   -----------  -----------

Combined Fixed Charges and
  Preferred Share Dividends      $    54,498   $    58,858      $   224,854  $   247,503  $   243,561   $   145,921  $   106,387
                                 ===========   ===========      ===========  ===========  ===========   ===========  ===========

Ratio of Earnings, as Adjusted
  to Combined Fixed Charges
  and Preferred Share Dividends          2.1           1.7              1.3          1.7          1.4           1.2          (a)
                                 ===========   ===========      ===========  ===========  ===========   ===========  ===========



(a) Due to a one-time, non-recurring, non-cash charge of $75.4 million relating to the costs incurred in acquiring the management companies from a related party, earnings were insufficient to cover combined fixed charges and preferred share dividends for the year ended December 31, 1997 by $14.9 million.

                                                                   EXHIBIT 15.1




May 14, 2002






Board of Trustees and Shareholders of ProLogis Trust
Denver, Colorado

Re:  Registration  Statement  Nos.  33-91366,  33-92490,  333-31421,  333-38515,
     333-26597,   333-74917,   333-75893,   333-79813,   333-69001,   333-86081,
     333-46700,   333-46698,   333-43546,   333-43544,   333-36578,   333-04961,
     333-60374, 333-63992, 333-70274, 333-95737, 333-75722 and 333-88150.

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated May 1, 2002 (except as to Note 11, which is as of May 14, 2002) related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


                                                KPMG LLP





San Diego, California