Form 10-Q
period 2002-06-30
PROLOGIS TRUST
filed 2002-08-14
CIK 899881

================================================================================

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO


                         COMMISSION FILE NUMBER 01-12846

                                    PROLOGIS
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

                                 PROLOGIS TRUST
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                                 Yes [X] No [ ]

    The number of shares outstanding of the Registrant's common shares as of August 8, 2002 was 177,938,883.

================================================================================

                                    PROLOGIS

                                      INDEX

                                                                                            PAGE
                                                                                          NUMBER(s)
                                                                                          ---------
PART I.   FINANCIAL INFORMATION
          Item 1.  Consolidated Condensed Financial Statements:
                   Consolidated Condensed Balance Sheets -- June 30, 2002
                         and December 31, 2001........................................        3
                   Consolidated Condensed Statements of Earnings and
                          Comprehensive Income -- Three and Six Months Ended
                          June 30, 2002 and 2001......................................        4
                   Consolidated Condensed Statements of Cash Flows -- Six Months
                          Ended June 30, 2002 and 2001................................        5
                   Notes to Consolidated Condensed Financial Statements...............      6-19
                   Independent Accountants' Review Report.............................       20
          Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...................................      21-34
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........       35

PART II.  OTHER INFORMATION
          Item 4.  Submission of Matters to a Vote of Securities Holders..............       36
          Item 5.  Other Information..................................................       36
          Item 6.  Exhibits and Reports on Form 8-K...................................       36

                                    PROLOGIS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2002          2001
                                                                                       -------------  -------------
                                                                                        (UNAUDITED)     (AUDITED)
                                       ASSETS

Real estate.......................................................................     $   4,515,556  $   4,588,193
  Less accumulated depreciation...................................................           633,233        574,871
                                                                                       -------------  -------------
                                                                                           3,882,323      4,013,322
Investments in and advances to unconsolidated entities............................         1,459,089      1,310,735
Cash and cash equivalents.........................................................            58,110         27,989
Accounts and notes receivable.....................................................            22,406         23,829
Other assets......................................................................           177,040        183,988
                                                                                       -------------  -------------
          Total assets............................................................     $   5,598,968  $   5,559,863
                                                                                       =============  =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit.................................................................     $     363,085  $     375,875
  Senior unsecured debt...........................................................         1,629,914      1,670,359
  Mortgage notes and other secured debt...........................................           527,439        532,106
  Accounts payable and accrued expenses...........................................           114,404        116,931
  Construction costs payable......................................................            13,411         19,805
  Distributions and dividends payable.............................................               729         63,169
  Other liabilities...............................................................            76,128         59,980
                                                                                       -------------  -------------
          Total liabilities.......................................................         2,725,110      2,838,225
                                                                                       -------------  -------------

Minority interest.................................................................            43,755         45,639

Shareholder' equity:
  Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2002 and December
     31, 2001; stated liquidation preference of  $50.00 per share.................           100,000        100,000
  Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at June 30, 2002 and December 31,
     2001; stated liquidation preference of  $25.00 per share.....................           250,000        250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000
     shares issued and outstanding at June 30, 2002 and
     December 31, 2001; stated liquidation preference of
     $25.00 per share.............................................................            50,000         50,000
  Common shares of beneficial interest; $0.01 par value;
     177,967,352 shares issued and outstanding at June 30,
     2002 and 175,888,391 shares issued and outstanding at
     December 31, 2001............................................................             1,780          1,759
Additional paid-in capital........................................................         3,008,523      2,958,613
Employee share purchase notes.....................................................           (11,622)       (14,810)
Accumulated other comprehensive loss..............................................           (11,266)       (63,780)
Distributions in excess of net earnings...........................................          (557,312)      (605,783)
                                                                                       -------------  -------------
          Total shareholders' equity..............................................         2,830,103      2,675,999
                                                                                       -------------  -------------
          Total liabilities and shareholders' equity..............................     $   5,598,968  $   5,559,863
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

                                    PROLOGIS

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                       --------------------------      --------------------------
                                                                          2002            2001            2002            2001
                                                                       ----------      ----------      ----------      ----------
Income:
  Rental income ..................................................     $  111,125      $  117,692      $  224,054      $  236,936
  Other real estate income .......................................         25,306          26,697          51,722          57,821
  Income from unconsolidated entities ............................         37,297           5,861          69,642          14,018
  Interest and other income ......................................            805           2,239           1,375           3,363
                                                                       ----------      ----------      ----------      ----------
          Total income ...........................................        174,533         152,489         346,793         312,138
                                                                       ----------      ----------      ----------      ----------
Expenses:
  Rental expenses, net of recoveries of $23,093 and $46,721
    for the three and six months in 2002 and $23,888 and
    $48,752 for the three and six months in 2001, respectively, and including amounts paid to affiliate of $89 for the six
    months in 2001 ...............................................          8,776           6,920          16,517          13,682
  General and administrative, including amounts paid to
    affiliate of $73 and $175 for the three and six months
    in 2002 and $200 and $513 for the three and six months
    in 2001, respectively .......................................          13,501          12,694          26,428          27,111
  Depreciation and amortization ..................................         35,945          32,503          72,176          70,363
  Interest .......................................................         40,201          40,644          81,031          82,166
  Other ..........................................................          1,024             749           1,845           1,992
                                                                       ----------      ----------      ----------      ----------
          Total expenses .........................................         99,447          93,510         197,997         195,314
                                                                       ----------      ----------      ----------      ----------
Earnings before minority interest ................................         75,086          58,979         148,796         116,824
Minority interest share in earnings ..............................          1,308           1,458           2,590           2,834
                                                                       ----------      ----------      ----------      ----------
Earnings before gains (losses) on disposition of real estate
  and foreign currency exchange gains (losses) ...................         73,778          57,521         146,206         113,990
Gains (losses) on disposition of real estate, net ................          4,800          (1,427)          4,647          (2,625)
Foreign currency exchange gains (losses), net ....................         (6,533)          1,652          (6,872)          4,309
                                                                       ----------      ----------      ----------      ----------
Earnings before income taxes .....................................         72,045          57,746         143,981         115,674
                                                                       ----------      ----------      ----------      ----------
Income taxes:
  Current income tax expense .....................................          2,436             329           3,496           1,909
  Deferred income tax expense ....................................          4,595           3,346          12,296           4,255
                                                                       ----------      ----------      ----------      ----------
          Total income taxes .....................................          7,031           3,675          15,792           6,164
                                                                       ----------      ----------      ----------      ----------
Net earnings .....................................................         65,014          54,071         128,189         109,510
Less preferred share dividends ...................................          8,179           9,519          16,358          20,951
                                                                       ----------      ----------      ----------      ----------
Net earnings attributable to Common Shares .......................         56,835          44,552         111,831          88,559
Other comprehensive income:
  Foreign currency translation adjustments .......................         70,611         (19,946)         52,514         (62,630)
                                                                       ----------      ----------      ----------      ----------
Comprehensive income .............................................     $  127,446      $   24,606      $  164,345      $   25,929
                                                                       ==========      ==========      ==========      ==========

Weighted average Common Shares outstanding -- Basic ..............        177,998         173,913         177,264         170,624
                                                                       ==========      ==========      ==========      ==========
Weighted average Common Shares outstanding -- Diluted ............        185,068         174,696         184,201         174,563
                                                                       ==========      ==========      ==========      ==========

Basic net earnings attributable to Common Shares .................     $     0.32      $     0.26      $     0.63      $     0.52
                                                                       ==========      ==========      ==========      ==========
Diluted net earnings attributable to Common Shares ...............     $     0.31      $     0.26      $     0.62      $     0.51
                                                                       ==========      ==========      ==========      ==========
Distributions per Common Share ...................................     $    0.355      $    0.345      $    0.710      $    0.690
                                                                       ==========      ==========      ==========      ==========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                    PROLOGIS

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    SIX MONTHS ENDED,
                                                                                        JUNE 30,
                                                                                --------------------------
                                                                                   2002            2001
                                                                                ----------      ----------
Operating activities:
  Net earnings ............................................................     $  128,189      $  109,510
  Minority interest share in earnings .....................................          2,590           2,834
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization ........................................         72,176          70,363
     (Gain) loss on disposition of real estate ............................         (4,647)          2,625
     Straight-lined rents .................................................         (2,364)         (3,385)
     Amortization of deferred loan costs ..................................          2,534           2,357
     Stock-based compensation .............................................          5,973           3,385
     Income from unconsolidated entities ..................................        (57,066)         (5,781)
     Foreign currency exchange (gains) losses, net ........................          6,334          (5,642)
     Deferred income tax expense ..........................................         12,296           4,255
  Decrease in accounts receivable and other assets ........................         (5,834)        (19,561)
  Increase in accounts payable and accrued expenses and other liabilities .          1,035          28,286
                                                                                ----------      ----------
          Net cash provided by operating activities .......................        161,216         189,246
                                                                                ----------      ----------

Investing activities:
  Real estate investments .................................................       (326,389)       (395,954)
  Tenant improvements and lease commissions on previously
     leased space .........................................................        (11,901)         (9,702)
  Recurring capital expenditures ..........................................        (17,157)        (12,979)
  Proceeds from dispositions of real estate ...............................        409,211         475,812
  Proceeds from repayment of note receivable ..............................             --           7,500
  Net (advances to) amounts received from unconsolidated entities .........        (24,588)        170,167
                                                                                ----------      ----------
          Net cash provided by investing activities .......................         29,176         234,844
                                                                                ----------      ----------

Financing activities:
  Net proceeds from issuances under Common Share plans ....................         79,314          27,034
  Repurchase of Common Shares .............................................        (38,608)         (7,146)
  Redemption of Series A preferred shares .................................             --        (135,000)
  Redemption of Series B convertible preferred shares .....................             --          (4,583)
  Distributions paid on Common Shares .....................................       (125,800)       (117,213)
  Distributions paid to minority interest holders .........................         (3,663)         (3,496)
  Distributions paid on preferred shares ..................................        (16,358)        (20,951)
  Principal payments on senior unsecured debt .............................        (40,625)        (30,000)
  Regularly scheduled payments and prepayments of principal on employee
     share purchase notes .................................................          3,188             853
  Proceeds from settlement of derivative financial instruments ............            159             106
  Payments on derivative financial instruments ............................           (665)             --
  Proceeds from lines of credit ...........................................        587,689         579,509
  Payments on lines of credit .............................................       (600,479)       (713,245)
  Regularly scheduled principal payments on mortgage notes ................         (3,673)         (3,839)
  Principal prepayment on mortgage notes ..................................           (750)           (750)
                                                                                ----------      ----------
          Net cash used in financing activities ...........................       (160,271)       (428,721)
                                                                                ----------      ----------

Net increase (decrease) in cash and cash equivalents ......................         30,121          (4,631)
Cash and cash equivalents, beginning of period ............................         27,989          57,870
                                                                                ----------      ----------
Cash and cash equivalents, end of period ..................................     $   58,110      $   53,239
                                                                                ==========      ==========

See Note 8 for information on non-cash investing and financing activities.

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                    PROLOGIS

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

1.  GENERAL

   Business

    ProLogis, collectively with its consolidated subsidiaries and partnerships, is a publicly held real estate investment trust ("REIT") that owns, operates and develops industrial distribution properties in North America (the United States and Mexico), Europe and Asia (Japan). The ProLogis Operating System(R), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group, utilizes ProLogis' international network of distribution properties to meet its customers' distribution space needs globally. ProLogis' business consists of three reportable business segments: property operations, corporate distribution facilities services business ("CDFS business") and temperature-controlled distribution operations. See Note 7.

   Principles of Financial Presentation

    The consolidated condensed financial statements of ProLogis as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated condensed financial statements should be read in conjunction with ProLogis' December 31, 2001 audited consolidated financial statements contained in ProLogis' 2001 Annual Report on Form 10-K, as amended.

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis' consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year. Certain of the 2001 amounts have been reclassified to conform to the 2002 financial statement presentation.

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

   Interest Expense

    Interest expense recognized after capitalization was $81.0 million and $82.2 million for the six months in 2002 and 2001, respectively. Amounts capitalized for the six months in 2002 and 2001 were $10.4 million and $12.4 million, respectively. Amortization of deferred loan costs included in interest expense recognized was $2.5 million and $2.4 million for the six months in 2002 and 2001, respectively. Total interest paid in cash on all outstanding debt was $89.9 million and $92.7 million for the six months in 2002 and 2001, respectively.

   Recently Adopted Accounting Standards

     On January 1, 2002, ProLogis adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

     SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The impairment guidance in existing rules for equity method goodwill will continue to apply. ProLogis has goodwill balances in all three of its operating segments. Accordingly, ProLogis assessed its goodwill balances for impairment as of January 1, 2002, the date of adoption. In accordance with the provisions of SFAS No. 142, this assessment occurred during the first six months of 2002. No transitional impairment adjustment to ProLogis' goodwill balances was required as a result of this assessment. SFAS No. 142 also requires that goodwill be assessed for impairment at least annually after the initial assessment is performed. ProLogis performed an assessment of the goodwill balance recorded in its CDFS business segment as of June 30, 2002. Goodwill in the property operations segment and the temperature-controlled distribution segment will be assessed before the end of 2002. As a result of the assessment of the CDFS business segment goodwill balance, no impairment adjustment was required.

     Other provisions of SFAS No. 142 changed the guidance for recognition of acquired intangible assets other than goodwill. However, amortization of intangible assets over their useful lives does continue. ProLogis and its unconsolidated entities do not have any acquired intangibles other than goodwill. Had SFAS No. 142 been applicable in 2001, ProLogis' net earnings attributable to Common Shares would have changed as follows (in thousands except per share amounts):


                                                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                   JUNE 30, 2001          JUNE 30, 2001
                                                                                 ------------------      ----------------
       Net earnings attributable to Common Shares, as reported .................   $      44,552          $      88,559
       Goodwill amortization (1) ...............................................           3,330                  5,881
                                                                                   -------------          -------------
       Adjusted net earnings attributable to Common Shares .....................   $      47,882          $      94,440
                                                                                   =============          =============
       Basic per share net earnings attributable to Common Shares, as
       reported ................................................................   $        0.26          $        0.52
       Goodwill amortization (1) ...............................................            0.02                   0.03
                                                                                   -------------          -------------
       Adjusted basic per share net earnings attributable to Common Shares .....   $        0.28          $        0.55
                                                                                   =============          =============

       Diluted per share net earnings attributable to Common Shares, as
       reported ................................................................   $        0.26          $        0.51
       Goodwill amortization (1) ...............................................            0.01                   0.03
                                                                                   -------------          -------------
       Adjusted diluted per share net earnings attributable to Common Shares ...   $        0.27          $        0.54
                                                                                   =============          =============

----------

(1) Also, includes ProLogis' share of the goodwill amortization expense recognized by its unconsolidated entities.

     SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides implementation guidance with respect to accounting for impairment of long-lived assets. In management's opinion, ProLogis' long-lived assets are not carried at amounts in excess of their fair values. Also, SFAS No. 144 requires that discontinued operations be measured at the lower of carrying amount or fair value less cost to sell, similar to the basis used for other long-lived assets, rather than at net realizable value as previously required. Additionally, future operating losses of discontinued operations are no longer recognized before they occur. Under SFAS No. 144, the properties sold by ProLogis to third parties are considered to be discontinued operations unless such properties were developed under a pre-sale agreement. However, properties contributed to entities in which ProLogis maintains an ownership interest are not considered to be discontinued operations under SFAS No. 144 due to ProLogis' continuing involvement with the property. Properties disposed of by ProLogis' unconsolidated entities also are not considered to be discontinued operations under SFAS No. 144. For the six months ended June 30, 2002, ProLogis is not reporting discontinued operations for the properties disposed of to third parties during the period as the effect of such presentation in ProLogis' Consolidated Condensed Statements of Earnings and Comprehensive Income is not material.

2.  REAL ESTATE

   Real Estate Investments

    Real estate investments consisting of income producing industrial distribution properties, properties under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2002             2001
                                                                      ------------     ------------
Distribution properties (1):
  Improved land .................................................     $    610,948     $    645,343
  Buildings and improvements ....................................        3,470,632        3,517,859
                                                                      ------------     ------------
                                                                         4,081,580        4,163,202
Properties under development (including cost of land) (2)(3) ....          161,595          131,545
Land held for development (4) ...................................          195,865          200,737
Other investments (5) ...........................................           76,516           92,709
                                                                      ------------     ------------
          Total real estate .....................................        4,515,556        4,588,193
Less accumulated depreciation ...................................          633,233          574,871
                                                                      ------------     ------------
          Net real estate .......................................     $  3,882,323     $  4,013,322
                                                                      ============     ============

----------

(1) As of June 30, 2002 and December 31, 2001, ProLogis had 1,186 and 1,208 directly owned distribution properties, respectively, consisting of 120,304,000 and 123,356,000 square feet, respectively.

(2) Properties under development consist of 30 buildings aggregating 7,447,000 square feet as of June 30, 2002 and 16 buildings aggregating 5,357,000 square feet as of December 31, 2001.

(3) In addition to the June 30, 2002 construction costs payable balance of $13.4 million, ProLogis had unfunded commitments on its contracts for properties under construction totaling $190.9 million as of June 30, 2002.

(4) Land held for future development consists of 1,884 acres as of June 30, 2002 and 1,976 acres as of December 31, 2001.

(5) Other investments include: (i) restricted funds that have been escrowed pending the completion of tax-deferred exchange transactions; (ii) earnest money deposits related to potential acquisitions; and (iii) costs incurred during the pre-acquisition due diligence process. Restricted funds include $36.3 million and $65.0 million on deposit with title companies as of June 30, 2002 and December 31, 2001, respectively.

    ProLogis' distribution properties, properties under development and land held for future development are located in North America (the United States and Mexico), eight countries in Europe and in Japan. No individual market, as defined by ProLogis and presented in its 2001 Annual Report on Form 10-K, as amended, represents more than 10% of ProLogis' total real estate assets.

   Operating Lease Agreements

    ProLogis leases its properties to customers under agreements that are classified as operating leases. As of June 30, 2002, minimum lease payments on leases with lease periods greater than one year for space in ProLogis' directly owned properties during each of the years in the five-year period ending December 31, 2006 and thereafter are as follows (in thousands):

Remainder of 2002...................................  $   202,108
2003................................................      342,989
2004................................................      257,942
2005................................................      181,133
2006................................................      120,773
2007 and thereafter.................................      208,312
                                                      -----------
                                                      $ 1,313,257
                                                      ===========

    ProLogis' largest customer (based on rental income) in its directly owned properties accounted for 0.89% of ProLogis' annualized rental income for the six months ended June 30, 2002. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.6% of ProLogis' annualized rental income for the six months ended June 30, 2002.

3. UNCONSOLIDATED ENTITIES

   Investments In and Advances To Unconsolidated Entities

    Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                          JUNE 30,        DECEMBER 31,
                                                            2002              2001
                                                        ------------      ------------
Temperature-controlled distribution companies:
  CSI/Frigo LLC ...................................     $     (4,393)     $     (2,492)
  ProLogis Logistics (1) ..........................          215,108           174,295
  Frigoscandia S.A. (2) ...........................          177,365           186,168
                                                        ------------      ------------
                                                             388,080           357,971
                                                        ------------      ------------
Property funds:
  ProLogis California .............................          120,607           118,846
  ProLogis North American Properties Fund I .......           47,289            45,331
  ProLogis North American Properties Fund II ......            7,315             8,210
  ProLogis North American Properties Fund III .....            6,212             6,273
  ProLogis North American Properties Fund IV ......            4,235             4,747
  ProLogis North American Properties Fund V(3) ....           30,382                --
  ProLogis European Properties Fund (4) ...........          340,699           263,114
                                                        ------------      ------------
                                                             556,739           446,521
                                                        ------------      ------------
CDFS companies:
  Kingspark LLC (5) ...............................           11,124             9,937
  Kingspark S. A (5) ..............................          498,983           490,074
                                                        ------------      ------------
                                                             510,107           500,011
                                                        ------------      ------------
Insight ...........................................            2,483             2,479
ProLogis Equipment Services .......................            1,680             1,680
GoProLogis (6) ....................................               --             2,073
                                                        ------------      ------------
Total .............................................     $  1,459,089      $  1,310,735
                                                        ============      ============

----------

(1) ProLogis made an additional equity investment of $31.5 million in ProLogis Logistics Services Incorporated ("ProLogis Logistics") during the six months ended June 30, 2002. These funds were used by ProLogis Logistics to repay ProLogis Logistics, direct borrowings under ProLogis' line of credit. ProLogis Logistics owns CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of June 30, 2002, all of the operating assets of CSI were classified as held for sale. Negotiations for the sale of substantially all of the operating assets of CSI are ongoing, however, there can be no assurance that such sale will occur or that, should a sale occur, ProLogis will recover its entire investment in ProLogis Logistics.

(2) During the six months ended June 30, 2002, Frigoscandia Holding S.A. ("Frigoscandia S.A.") and its wholly owned subsidiaries disposed of 46.5 million cubic feet of operating facilities representing all of the assets in Sweden, Denmark, Finland, Norway, the Netherlands, Germany, Spain and Italy. These dispositions generated net proceeds of $123.6 million and a net loss of $4.2 million. Of the total proceeds, approximately $90.0 million was used to repay all but $0.4 million of the entities' outstanding third party debt. As of June 30, 2002, Frigoscandia S.A. and its wholly owned subsidiaries owned or operated 106.3 million cubic feet of temperature-controlled distribution facilities, substantially all of which are located in France and the United Kingdom.

(3) ProLogis-Macquarie Fund ("ProLogis North American Properties Fund V") was formed on March 28, 2002 as a general partnership between an affiliate of Macquarie Bank Limited ("Macquarie Bank") with an 85% ownership interest and ProLogis with a 15% ownership interest. On formation, ProLogis North American Properties Fund V acquired 22 distribution properties aggregating
     3.9 million square feet in 12 markets in the United States and two markets in Mexico from ProLogis. ProLogis North American Properties Fund V acquired 19 additional distribution properties aggregating 4.3 million square feet in seven markets in the United States and three markets in Mexico from ProLogis during June 2002. After this acquisition, this entity's total portfolio consists of 41 distribution properties aggregating 8.2 million square feet in 14 markets in the United States and three markets in Mexico.

     In June 2002, Macquarie ProLogis Trust ("MPRCA") acquired Macquarie Bank's ownership interest in ProLogis North American Properties Fund V. MPRCA was formed in June 2002 as a listed property trust in Australia and began trading its shares on the Australian Stock Exchange on June 26, 2002. The proceeds from this initial public offering funded the acquisition of Macquarie Bank's ownership interest. Coincident with the June 2002 contribution of properties, a management company was formed to act as manager of ProLogis North American Properties Fund V. The management company, in which ProLogis and Macquarie Bank each have a 50% ownership interest, also has a direct ownership interest in ProLogis North American Properties Fund V. After these transactions were completed, the ownership of ProLogis North American Properties Fund V was: (i) 78.7% owned by MPRCA;
     (ii) 16.9% owned by ProLogis (direct interest and through its 50% ownership interest in the management company); and (iii) 4.4% owned by Macquarie Bank (all through its 50% ownership interest in the management company). The investment amount recorded by ProLogis represents its total equity investment in ProLogis North American Properties Fund V (both direct and through its ownership in the management company), including acquisition costs, as adjusted for ProLogis' share of cumulative earnings of these entities and the portion of the gains resulting from the disposition of ProLogis' properties to ProLogis North American Properties Fund V that does not qualify for income recognition by ProLogis due to its continuing ownership in ProLogis North American Properties Fund V.

(4) ProLogis European Properties Fund acquired four additional properties from ProLogis aggregating 1.1 million square feet at a total cost of $55.7 million during the six months ended June 30, 2002. Also during this period, ProLogis European Properties Fund acquired five properties aggregating 1.2 million square feet at a total cost of $135.7 million from Kingspark Holding S.A. ("Kingspark S.A."). Kingspark S.A. is an unconsolidated entity of ProLogis that owns and operates a CDFS business in the United Kingdom. ProLogis received an additional equity investment in ProLogis European Properties Fund aggregating $30.8 million in connection with these contributions. ProLogis also made additional cash investments of $31.7 million in ProLogis European Properties Fund during the six months ended June 30, 2002.

(5) ProLogis owns all of the non-voting preferred stock of Kingspark S.A. and all of the non-voting membership interest of Kingspark LLC. Kingspark LLC owns the voting common stock of Kingspark S.A. The voting membership interest of Kingspark LLC is owned by K. Dane Brooksher, ProLogis' chairman and chief executive officer. These combined investments do not give ProLogis control of these entities. Therefore, ProLogis recognizes its 99.75% share of the combined earnings or losses of these entities under the equity method. As of July 1, 2002, ProLogis and Mr. Brooksher agreed that ProLogis would acquire the voting membership interest of Kingspark LLC from Mr. Brooksher. This transaction will result in ProLogis owning 100% of Kingspark S.A. Accordingly, the accounts of Kingspark S.A. are expected to be consolidated in ProLogis' financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships.

(6) During the six months ended June 30, 2002, ProLogis, under the equity method, recognized its share of an impairment adjustment recognized by GoProLogis Incorporated ("GoProLogis"). This impairment adjustment reduced GoProLogis' investment in the non-cumulative preferred stock of Vizional Technologies Inc. ("Vizional Technologies") to zero. The investment in Vizional Technologies is GoProLogis' only asset.

   Income (Loss) from Unconsolidated Entities

    ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                          --------------------------      --------------------------
                                                             2002            2001            2002            2001
                                                          ----------      ----------      ----------      ----------
Temperature-controlled distribution companies:
  CSI/Frigo LLC(1) ..................................     $   (1,658)     $     (283)     $   (1,425)     $     (793)
  ProLogis Logistics(2) .............................          4,731            (870)          8,433          (2,600)
  Frigoscandia S.A.(2) ..............................         (1,676)         (2,763)          5,065          (9,995)
                                                          ----------      ----------      ----------      ----------
                                                               1,397          (3,916)         12,073         (13,388)
                                                          ----------      ----------      ----------      ----------
Property funds:
  ProLogis California(3) ............................          3,306           4,052           7,361           7,119
  ProLogis North American Properties Fund I(4) ......          1,408           1,242           2,852           2,594
  ProLogis North American Properties Fund II(5) .....            917             565           1,714             906
  ProLogis North American Properties Fund III(6) ....            872              40           1,547              40
  ProLogis North American Properties Fund IV(7) .....            492              --           1,023              --
  ProLogis North American Properties Fund V(8) ......          3,705              --           3,711              --
  ProLogis European Properties Fund(9) ..............          5,151           7,532          11,899           7,934
  ProLogis European Properties S.a.r.l.(10) .........             --              --              --              36
                                                          ----------      ----------      ----------      ----------
                                                              15,851          13,431          30,107          18,629
                                                          ----------      ----------      ----------      ----------
CDFS companies:
  Kingspark LLC(11) .................................            876            (237)          1,049             266
  Kingspark S.A.(12) ................................         19,173           2,673          28,482          12,423
                                                          ----------      ----------      ----------      ----------
                                                              20,049           2,436          29,531          12,689
                                                          ----------      ----------      ----------      ----------

Insight .............................................             --              --               4             (10)
ProLogis Equipment Services .........................             --            (155)             --            (155)
GoProLogis(13) ......................................             --           1,521          (2,073)          3,042
ProLogis PhatPipe (14) ..............................             --          (7,456)             --          (6,789)
                                                          ----------      ----------      ----------      ----------
                                                                  --          (6,090)         (2,069)         (3,912)
                                                          ----------      ----------      ----------      ----------
                                                          $   37,297      $    5,861      $   69,642      $   14,018
                                                          ==========      ==========      ==========      ==========

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

(3) Income includes property and asset management, leasing, development and other fees of $752,000 and $1,569,000 for the three and six months ended June 30, 2002, respectively, and $908,000 and $1,574,000 for the three and six months ended June 30, 2001, respectively. ProLogis has had a 50% ownership interest in ProLogis California since its inception.

(4) Income includes property and asset management, leasing, development and other fees of $337,000 and $1,246,000 for the three and six months ended June 30, 2002, respectively, and $616,000 and $1,128,000 for the three and six months ended June 30, 2001, respectively. ProLogis had a 20% ownership interest in ProLogis North American Properties Fund I from its inception in 2000 until January 14, 2001 and has had a 41.3% ownership interest since that date.

(5) Income includes property and asset management and other fees of $481,000 and $1,014,000 for the three and six months ended June 30, 2002, respectively, and $501,000 and $546,000 for the three and six months ended June 30, 2001, respectively. No leasing fees were earned in either period. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund II since its inception in 2000.

(6) ProLogis North American Properties Fund III was formed on June 15, 2001. Income includes property and asset management, leasing and other fees of $536,000 and $1,048,000 for the three and six months ended June 30, 2002, respectively. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund III since its inception.

(7) ProLogis North American Properties Fund IV was formed on September 21, 2001. Income includes property and asset management, leasing and other fees of $296,000 and $619,000 for the three and six months ended June 30, 2002, respectively. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund IV since its inception.

(8) ProLogis North American Properties Fund V was formed on March 28, 2002. Income includes property management and other fees of $3,354,000 for the three and six months ended June 30, 2002, respectively. No leasing fees were earned in either period. ProLogis had a 15.0% ownership interest in ProLogis North American Properties Fund V from its inception until June 28, 2002 and has had a 16.9% ownership interest since that date.

(9) Income includes property and asset management fees of $3,782,000 and $7,066,000 for the three and six months ended June 30, 2002, respectively, and $2,865,000 and $4,587,000 for the three and six months ended June 30, 2001, respectively. ProLogis recognizes its share of the earnings or losses of ProLogis European Properties Fund based on its average ownership interest during the respective period, which was 33.4% and 41.2% for the six months ended June 30, 2002 and 2001, respectively. ProLogis had a 31.7% and 39.7% ownership interest in ProLogis European Properties Fund as of June 30, 2002 and 2001, respectively.

(10) Amount in 2001 represents income from ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. for the period from January 1, 2001 to January 6, 2001. As of January 7, 2001, ProLogis European Properties S.a.r.l. was 100% owned by ProLogis European Properties Fund.

(11) Amounts represent ProLogis' share of the earnings or losses of Kingspark LLC recognized under the equity method based upon its 95% ownership interest in Kingspark LLC. Kingspark LLC recognizes its share of the earnings or losses of Kingspark S.A. under the equity method based upon its 5% ownership interest in the entity.

(12) ProLogis recognizes its direct share of the earnings or losses of Kingspark S.A. under the equity method based upon its 95% direct ownership interest in Kingspark S.A.

(13) For the six months ended June 30, 2002, the amount consists of ProLogis' share of the loss of GoProLogis recognized under the equity method. GoProLogis' loss consists entirely of an impairment adjustment that reduces its investment in Vizional Technologies to zero. For the three and six months ended June 30, 2001, the amount consists of ProLogis' share of the income of GoProLogis recognized under the equity method. GoProLogis' income consists of license fee income earned from Vizional Technologies for the non-exclusive use of the ProLogis Operating Systems(R).

(14) For the three months ended June 30, 2001, ProLogis, under the equity method, recognized its share of an impairment adjustment of $7.5 million recognized by ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe"). This impairment adjustment reduced ProLogis PhatPipe's investment in the non-cumulative preferred stock of PhatPipe Inc. ("PhatPipe") to zero. The investment in PhatPipe was ProLogis PhatPipe's only asset. For the six months ended June 30, 2001, Prologis PhatPipe also earned license fee income from PhatPipe for the non-exclusive use of the ProLogis Operating System(R).

   Temperature-Controlled Distribution Companies

     ProLogis' total investment in its temperature-controlled distribution companies as of June 30, 2002 consisted of (in millions of U.S. dollars):

                                                           CSI/FRIGO       PROLOGIS         FRIGOSCANDIA
                                                             LLC(1)       LOGISTICS(2)         S.A.(3)
                                                           ---------      ------------      ------------
Equity interest ......................................     $     0.4      $      263.4      $       22.6
ProLogis' share of the cumulative losses of the entity          (7.7)            (60.3)           (123.3)
                                                           ---------      ------------      ------------
       Subtotal ......................................          (7.3)            203.1            (100.7)
Other (including acquisition costs), net .............          (0.3)               --             (13.8)
                                                           ---------      ------------      ------------
       Subtotal ......................................          (7.6)            203.1            (114.5)
Notes and other receivables ..........................           3.2              12.0(4)          291.9(5)
                                                           ---------      ------------      ------------
          Total ......................................     $    (4.4)     $      215.1      $      177.4
                                                           =========      ============      ============

----------

(1) ProLogis owns 89% of the membership interests (all non-voting) and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns 11% of the membership interests (all voting) of CSI/Frigo LLC, a limited liability company. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings or losses of CSI/Frigo LLC. ProLogis does not have control of CSI/Frigo LLC, therefore, ProLogis accounts for its investment in this entity under the equity method.

(2) ProLogis directly owns all of the non-voting preferred stock of ProLogis Logistics, representing a 99.23% interest in the earnings or losses of ProLogis Logistics. ProLogis Logistics owns 100% of CSI. The voting common stock of ProLogis Logistics is owned by CSI/Frigo LLC. ProLogis does not have control of ProLogis Logistics therefore, ProLogis accounts for its investment in this entity under the equity method.

(3) ProLogis directly owns all of the non-voting preferred stock of Frigoscandia S.A., representing a 95% interest in the earnings or losses of Frigoscandia S.A. The voting common stock of Frigoscandia S.A. is owned by CSI/Frigo LLC. ProLogis does not have control of Frigoscandia S.A., therefore, ProLogis accounts for its investment in this entity under the equity method.

(4) Represents other receivables only, primarily for funding of interest payments related to ProLogis Logistics' third party debt.

(5) In addition to other receivables aggregating $47.5 million (primarily interest on notes receivable) the balance includes:

    o 776.6 million Swedish krona (the currency equivalent of approximately $85.2 million as of June 30, 2002) unsecured note from a wholly owned subsidiary of Frigo S.a.r.l.; interest at 5.0% per annum; due on demand;

    o 12.8 million euro (the currency equivalent of approximately $12.7 million as of June 30, 2002) unsecured note from a wholly owned subsidiary of Frigo S.a.r.l.; interest at 5.0% per annum; due on demand;

    o $105.4 million unsecured note from Frigoscandia S.A., interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

    o 41.2 million euro (the currency equivalent of approximately $41.1 million as of June 30, 2002) unsecured note from Frigo S.a.r.l.; interest at 5.0% per annum; due on demand.

   Property Funds

    ProLogis' total investment in property funds as of June 30, 2002 consisted of (in millions of U.S. dollars):

                                                           PROLOGIS     PROLOGIS    PROLOGIS    PROLOGIS    PROLOGIS
                                                             NORTH        NORTH       NORTH       NORTH       NORTH     PROLOGIS
                                                            AMERICAN     AMERICAN    AMERICAN    AMERICAN    AMERICAN    EUROPEAN
                                               PROLOGIS    PROPERTIES   PROPERTIES  PROPERTIES  PROPERTIES  PROPERTIES  PROPERTIES
                                              CALIFORNIA     FUND I      FUND II     FUND III    FUND IV      FUND V      FUND(1)
                                              ----------   ----------   ----------  ----------  ----------  ----------  ----------
Equity interest ............................. $    188.6   $     57.6   $     14.4  $     12.1  $      8.4  $     29.6  $    381.8
Distributions ...............................      (67.6)        (8.4)        (2.2)       (1.8)       (1.0)       (0.5)      (26.9)
ProLogis' share of the cumulative earnings
  of the entity, excluding fees earned ......       27.4          4.2          0.9         0.5         0.6         2.1        22.4
                                              ----------   ----------   ----------  ----------  ----------  ----------  ----------
       Subtotal .............................      148.4         53.4         13.1        10.8         8.0        31.2       377.3
Adjustments to carrying value(2)  ...........      (29.6)        (8.7)        (7.2)       (5.7)       (4.5)       (6.4)      (45.4)
Other, net(3) ...............................        1.6          2.8          1.3         1.0         0.7         4.1         6.2
                                              ----------   ----------   ----------  ----------  ----------  ----------  ----------
       Subtotal .............................      120.4         47.5          7.2         6.1         4.2        28.9       338.1
Other receivables (payables) ................        0.2         (0.2)         0.1         0.1          --         1.5         2.6
                                              ----------   ----------   ----------  ----------  ----------  ----------  ----------
          Total ............................. $    120.6   $     47.3   $      7.3  $      6.2  $      4.2  $     30.4  $    340.7
                                              ==========   ==========   ==========  ==========  ==========  ==========  ==========

----------

(1) Third parties (21 institutional investors) have invested 878.6 million euros (the currency equivalent of approximately $875.4 million as of June 30, 2002) in ProLogis European Properties Fund and have committed to fund an additional 181.7 million euros (the currency equivalent of approximately $181.1 million as of June 30, 2002) by September 15, 2002. ProLogis is committed to make additional capital contributions of 25.1 million euros (the currency equivalent of approximately $25.0 million as of June 30, 2002) by September 15, 2002 under the terms of a subscription agreement. All remaining commitments of capital to ProLogis European Properties Fund are expected to be funded by September 15, 2002.

(2) Reflects the reduction in carrying value for the portions of net gains on the disposition of properties to each entity that do not qualify for current income recognition by ProLogis due to ProLogis' continuing ownership in the entities.

(3) Includes acquisition costs related to ProLogis' investment in the property funds and, with respect to ProLogis European Properties Fund, ProLogis' share of the cumulative foreign currency translation adjustments.

     On June 11, 2002, ProLogis formed a property fund with an affiliate of the Government of Singapore Investment Corporation (Realty) Pte. Ltd. ("GIC"). This fund was formed to own newly developed and acquired properties in certain distribution markets in Japan. The property fund's initial capitalization is expected to occur upon the acquisition of a 196,000 square foot distribution property that ProLogis has currently under development in Tokyo. The acquisition is subject to the property meeting certain criteria. GIC has committed to invest up to $300.0 million in equity through June 2006 subject to the availability of properties meeting the specified criteria. GIC will have an 80% ownership interest, with ProLogis maintaining a 20% ownership interest.

   Kingspark S.A.

    Kingspark S.A. owns Kingspark Group Holdings Limited ("ProLogis Kingspark"), a CDFS company operating in the United Kingdom. In addition to its equity investments and other receivables of $23.7 million (primarily interest on notes receivable), ProLogis had the following amounts due from Kingspark S.A. and Kingspark LLC as of June 30, 2002:

    o 59.0 million pound sterling (the currency equivalent of approximately $88.4 million as of June 30, 2002) mortgage note from Kingspark S.A.; secured by land parcels; interest at 5.5% per annum; due on demand;

    o $117.3 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand;

    o 128.9 million pound sterling (the currency equivalent of approximately $193.0 million as of June 30, 2002) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 5.1% per annum; due on demand; and

    o $7.3 million unsecured note from Kingspark LLC; interest at 8.0% per annum; due in January 2006.

    As of June 30, 2002, Kingspark S.A. owned 2.5 million square feet of distribution properties at an investment of $238.3 million and 1.2 million square feet of properties under development with an expected cost at completion of $125.2 million. Additionally, as of June 30, 2002, Kingspark S.A. owned 244 acres of land and controlled 740 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by Kingspark S.A. has the capacity for the future development of approximately 16.5 million square feet of properties.

    ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to 25.0 million pounds sterling (the currency equivalent of approximately $38.3 million as of June 30, 2002) and has been guaranteed by ProLogis. As of June 30, 2002, no borrowings were outstanding on the line of credit. However, as of June 30, 2002, ProLogis Kingspark had the currency equivalent of approximately $8.3 million of letters of credit outstanding that reduce the amount of borrowings available to ProLogis Kingspark on the line of credit.

   Summarized Financial Information

    Summarized financial information for certain of ProLogis' unconsolidated entities as of June 30, 2002 and for the six months then ended is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                         PROLOGIS      PROLOGIS
                                                                          NORTH         NORTH
                                                                         AMERICAN      AMERICAN
                             PROLOGIS     FRIGOSCANDIA    PROLOGIS      PROPERTIES    PROPERTIES
                            LOGISTICS(1)     S.A.(1)    CALIFORNIA(2)    FUND I(3)    FUND II(4)
                            ------------  ------------  -------------   ----------    ----------
  Total assets.............    $335.7       $ 260.3        $ 595.9      $    364.2(7)   $234.1
  Total liabilities(8)(9)..    $132.6       $ 382.9        $ 299.1      $    237.7      $168.6
  Minority interest........    $   --       $   0.2        $    --      $       --      $   --
  Equity...................    $203.1       $(122.8)       $ 296.8      $    126.5      $ 65.5
  Revenues.................    $158.9       $  98.7        $  34.4      $     21.7      $ 14.0
  Net earnings(10).........    $  8.2       $   0.8        $  10.9      $      3.6      $  2.6

                             PROLOGIS     PROLOGIS      PROLOGIS
                              NORTH        NORTH         NORTH      PROLOGIS
                             AMERICAN     AMERICAN      AMERICAN    EUROPEAN
                            PROPERTIES    PROPERTIES   PROPERTIES  PROPERTIES   KINGSPARK
                            FUND III(4)   FUND IV(4)   FUND V(5)     FUND(6)     S.A.(1)
                            -----------   ----------   ----------  ----------   ---------
  Total assets.............    $207.1       $144.7       $354.8    $  1,999.4     $644.0
  Total liabilities(8)(9)..    $152.8       $104.5       $176.6    $    841.7     $536.5
  Minority interest........    $   --       $   --       $   --    $       --     $   --
  Equity...................    $ 54.3       $ 40.2       $178.2    $  1,157.7     $107.5
  Revenues.................    $ 13.2       $  8.9       $  4.1    $     65.9     $ 30.6
  Net earnings(10).........    $  1.9       $  1.6       $  2.6    $     13.3     $ 22.1

----------

(1) ProLogis had an ownership interest in excess of 99% in each entity as of June 30, 2002.

(2) ProLogis had a 50% ownership interest in this entity as of June 30, 2002.

(3) ProLogis had a 41.3% ownership interest in this entity as of June 30, 2002.

(4) ProLogis had a 20% ownership interest in each entity as of June 30, 2002.

(5) ProLogis had a 16.9% ownership interest in this entity as of June 30, 2002.

(6) ProLogis had a 31.7% ownership interest in this entity as of June 30, 2002.

(7) Includes amount due from ProLogis of $0.2 million.

(8) Total liabilities for the respective entities include amounts due to ProLogis of: (i) $12.0 million for ProLogis Logistics; (ii) $291.9 million for Frigoscandia S.A.; (iii) $0.2 million for ProLogis California; (iv) $0.1 million for ProLogis North American Properties Fund II; (v) $0.1 million for ProLogis North American Properties Fund III; (vi) $1.5 million for ProLogis North American Properties Fund V; (vii) $2.6 million for ProLogis European Properties Fund; and (viii) $422.4 million for Kingspark S.A.

(9) Total liabilities for the respective entities include loans due to third parties for the respective entities of: (i)

     $92.5 million for ProLogis Logistics ($90.0 million guaranteed by ProLogis); (ii) $0.4 million for Frigoscandia S.A.; (iii) $292.3 million for ProLogis California; $232.6 million for ProLogis North American Properties Fund I; (iv) $165.0 million for ProLogis North American Properties Fund II; (v) $150.3 million for ProLogis North American Properties Fund III; (vi) $103.2 million for ProLogis North American Properties Fund IV; (vii) $173.0 million for ProLogis North American Properties Fund V; (viii) $762.2 million for ProLogis European Properties Fund; and (ix) $31.4 million for Kingspark S.A. (all of the borrowings of Kingspark S.A. are under ProLogis' European credit agreement and are guaranteed by ProLogis).

(10) ProLogis' share of the net earnings of the respective entities and interest income on amounts due to ProLogis are recognized in the Consolidated Statements of Earnings and Comprehensive Income as "Income from unconsolidated entities." The net earnings of each entity includes interest expense on amounts due to ProLogis, as applicable, and includes net foreign currency exchange gains of $4.7 million and $4.5 million for Frigoscandia S.A. and Kingspark S.A., respectively, and net foreign currency exchange losses of $8.1 million for ProLogis European Properties Fund.

4.  SHAREHOLDERS' EQUITY

    During the six months ended June 30, 2002, ProLogis generated net proceeds of $79.3 million from the issuance of 2,979,000 common shares of beneficial interest, $0.01 par value ("Common Shares") under its 1999 Dividend Reinvestment and Share Purchase Plan and the issuance of 554,000 Common Shares under other Common Share plans.

    Under a Common Share repurchase program, ProLogis may repurchase up to $120.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, will be repurchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. During the six months in 2002, 1,598,000 Common Shares were repurchased under this program at a total cost of $38.6 million. As of June 30, 2002, ProLogis has repurchased a total of 2,527,000 Common Shares under this program at a total cost of $58.3 million.

     On May 14, 2002, Security Capital, formerly ProLogis' largest shareholder, became an indirect wholly owned subsidiary of General Electric Capital Corporation ("GE Capital"). Under the terms of the merger agreement, GE Capital made a portion of the ProLogis Common Shares owned by Security Capital a part of the merger consideration paid to Security Capital's shareholders. As of June 30, 2002, GE Capital owned approximately 9.8% of the total outstanding Common Shares of ProLogis. Prior to the merger, Security Capital's ownership was 28.1% of ProLogis' Common Shares. Accordingly, Security Capital had certain rights under the Third Amended and Restated Investor Agreement, dated September 9, 1997, including, but not limited to, the right to nominate persons to serve as Trustees of ProLogis. As provided in the agreement, these rights terminated as a result of the ownership interest being less than 10%. The two Trustees who were nominees of Security Capital resigned as Trustees in May 2002.

     On June 12, 2002, the shareholders of ProLogis, following approval by ProLogis' Board of Trustees (the "Board"), approved an amendment to ProLogis' long-term incentive plan (the "Plan") to increase the number of Common Shares available for award under the Plan by 8,000,000 (6,000,000 Common Shares can only be awarded in the form of share options and 2,000,000 can be awarded in any form as allowed under the Plan). As a result, there are an aggregate of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) available for award under the Plan.

5.  DISTRIBUTIONS AND DIVIDENDS

   Common Distributions

    On February 28, 2002 and May 29, 2002, ProLogis paid quarterly distributions of $0.355 per Common Share to shareholders of record on February 14, 2002 and May 15, 2002, respectively. The Board set the distribution level for 2002 in December 2001 at $1.42 per Common Share, subject to the Board declaring cash distributions and having funds legally available for the payment of the distributions declared.

   Preferred Dividends

    The annual dividend rates on ProLogis' cumulative redeemable preferred shares are $4.27 per share (Series C), $1.98 per share (Series D) and $2.19 per share (Series E).

    On January 31, 2002 and April 30, 2002, ProLogis paid a quarterly dividend of $0.5469 per share (Series E). On March 29, 2002 and June 28, 2002, ProLogis paid quarterly dividends of $1.0675 per share (Series C) and $0.495 per share (Series D).

    Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

6.  EARNINGS PER COMMON SHARE

    A reconciliation of the numerator and the denominator used to calculate basic earnings per Common Share to the numerator and the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                 ------------------------  ------------------------
                                                                     2002         2001         2002         2001
                                                                 -----------  -----------  -----------  -----------
Net earnings attributable to Common Shares...................    $    56,835  $    44,552  $   111,831  $    88,559
Minority interest share in earnings(1).......................          1,308           --        2,590           --
Series B preferred share dividends(2)........................             --           --           --           81
                                                                 -----------  -----------  -----------  -----------
Adjusted net earnings attributable to Common Shares..........    $    58,143  $    44,552  $   114,421  $    88,640
                                                                 ===========  ===========  ===========  ===========

Weighted average Common Shares outstanding -- Basic..........        177,998      173,913      177,264      170,624
Weighted average convertible limited partnership units.......          4,966           --        5,014           --
Weighted average convertible Series B preferred shares.......             --           --           --        3,114
Incremental weighted average effect of potentially dilutive
  Instruments(3).............................................          2,104          783        1,923          825
                                                                 -----------  -----------  -----------  -----------
Adjusted weighted average Common Shares
  outstanding -- Diluted.....................................        185,068      174,696      184,201      174,563
                                                                 ===========  ===========  ===========  ===========

Per share net earnings attributable to Common Shares:
  Basic......................................................    $      0.32  $      0.26  $      0.63  $      0.52
                                                                 ===========  ===========  ===========  ===========
  Diluted....................................................    $      0.31  $      0.26  $      0.62  $      0.51
                                                                 ===========  ===========  ===========  ===========

------------

(1) For the three and six months ended June 30, 2001, weighted average limited partnership units of 5,088,000 were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive.

(2) The Series B convertible redeemable preferred shares were redeemed as of March 20, 2001.

(3) Total weighted average potentially dilutive instruments outstanding were 10,354,000 and 8,821,000 for the three months ended June 30, 2002 and 2001, respectively, and 10,509,000 and 9,163,000 for the six months ended June 30, 2002 and 2001, respectively. Of the total potentially dilutive instruments, 1,538,000 and 5,272,000 were antidilutive for the three months ended June 30, 2002 and 2001, respectively, and 1,559,000 and 3,927,000 were antidilutive for the six months ended June 30, 2002 and 2001, respectively.

7.  BUSINESS SEGMENTS

    ProLogis has three reportable business segments:

    o Property operations represents the long-term ownership (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager), management and leasing of distribution properties in the United States, Mexico and Europe. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

    o CDFS business represents the development or acquisition and rehabilitation of distribution properties by ProLogis and Kingspark S.A. (which is not consolidated in ProLogis' financial statements) in the United States, Mexico, Europe and Japan that are often sold to third parties or contributed to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager. Additionally, in the United States, Mexico and Europe, ProLogis and Kingspark S.A. earn fees for development activities on behalf of customers and realize profits from the sale of land parcels when their CDFS business plans no longer include development of these parcels. The operations of this segment are considered to be one operating segment with information presented based upon geographic location.

    o Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.). The operations of these entities are considered to be one operating segment with information presented based upon geographic location.

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

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         -------------------------
                                                             2002          2001
                                                         ------------  -----------
Income:
  Property operations:
     United States (1)(2)............................    $   231,167   $   236,632
     Mexico (2)......................................         10,445         8,912
     Europe (1)(3)...................................         12,549        10,021
                                                         -----------   -----------
          Total property operations segment..........        254,161       255,565
                                                         -----------   -----------
  CDFS business:
     United States (4)...............................         29,633        50,830
     Mexico (5)......................................         10,857           (10)
     Europe (6)(7)...................................         40,350        19,690
     Japan...........................................            413            --
                                                         -----------   -----------
          Total CDFS business segment................         81,253        70,510
                                                         -----------   -----------
  Temperature-controlled distribution operations:
     United States (8)...............................          8,494        (2,620)
     Europe (9)......................................          3,579       (10,768)
                                                         -----------   -----------
          Total temperature-controlled distribution
            operations segment.......................         12,073       (13,388)
                                                         -----------   -----------
  Reconciling items:
     Loss from unconsolidated entities...............         (2,069)       (3,912)
     Interest and other income.......................          1,375         3,363
                                                         -----------   -----------
          Total reconciling items....................           (694)         (549)
                                                         -----------   -----------
          Total income...............................    $   346,793   $   312,138
                                                         ===========   ===========

Net operating income:
  Property operations:
     United States (1)(2)............................    $   215,084   $   223,344
     Mexico (2)......................................         10,177         9,067
     Europe (1)(3)...................................         12,383         9,472
                                                         -----------   -----------
          Total property operations segment..........        237,644       241,883
                                                         -----------   -----------
  CDFS business:
     United States (4)...............................         28,032        49,014
     Mexico (5)......................................         10,849           (84)
     Europe (6)(7)...................................         40,114        19,591
     Japan...........................................            413            --
                                                         -----------   -----------
          Total CDFS business segment................         79,408        68,521
                                                         -----------   -----------
  Temperature-controlled distribution operations:
     United States (8)...............................          8,494        (2,620)
     Europe (9)......................................          3,579       (10,768)
                                                         -----------   -----------
          Total temperature-controlled distribution
            operations segment.......................         12,073       (13,388)
                                                         -----------   -----------
  Reconciling items:
     Loss from unconsolidated entities...............         (2,069)       (3,912)
     Interest and other income.......................          1,375         3,363
     General and administrative expense..............        (26,428)      (27,111)
     Depreciation and amortization...................        (72,176)      (70,363)
     Interest expense................................        (81,031)      (82,166)
     Other expenses..................................             --            (3)
                                                         -----------   -----------
          Total reconciling items....................       (180,329)     (180,192)
                                                         -----------   -----------
          Earnings before minority interest..........    $   148,796   $   116,824
                                                         ===========   ===========

                                                           JUNE 30,    DECEMBER 31,
                                                             2002           2001
                                                         ------------  -------------
Assets:
Property operations:
  United States (2) (10).............................    $  3,612,806  $   3,754,960
  Mexico (2).........................................         116,423        149,225
  Europe (10)........................................         417,460        316,025
                                                         ------------  -------------
          Total property operations segment..........       4,146,689      4,220,210
                                                         ------------  -------------
CDFS business:
  United States......................................         168,024        189,752
  Mexico.............................................          24,878         17,390
  Europe (10)........................................         679,981        628,764
  Japan..............................................          55,313         43,030
                                                         ------------  -------------
          Total CDFS business segment................         928,196        878,936
                                                         ------------  -------------
Temperature-controlled distribution operations:
  United States (10).................................         215,119        174,244
  Europe (10)........................................         172,961        183,727
                                                         ------------  -------------
          Total temperature-controlled distribution
            operations segment.......................         388,080        357,971
                                                         ------------  -------------
Reconciling items:
  Investments in unconsolidated entities (10)........           4,163          6,232
  Cash and cash equivalents..........................          58,110         27,989
  Accounts receivable................................          10,048          1,880
  Other assets.......................................          63,682         66,645
                                                         ------------  -------------
          Total reconciling items....................         136,003        102,746
                                                         ------------  -------------
          Total assets...............................    $  5,598,968  $   5,559,863
                                                         ============  =============

----------

(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in unconsolidated property funds. See Note 3.

(2) Although 11 of the total of 30 distribution properties owned by ProLogis North American Properties Fund V are located in Mexico, ProLogis classifies its entire investment in ProLogis North American Properties Fund V and the associated income recognized under the equity method from this entity as part of its United States income, net operating income and assets for the property operations segment.

(3) Amounts recognized under the equity method include net foreign currency exchange losses of $2.7 million and net foreign currency exchange gains of $2.3 million for the six months ended June 30, 2002 and 2001, respectively. See Note 3.

(4) Includes $28.7 million and $20.8 million of net gains recognized by ProLogis related to the disposition of properties to unconsolidated property funds during the six months ended June 30, 2002 and 2001, respectively.

(5) Includes $10.7 million of net gains recognized by ProLogis related to the disposition of properties to ProLogis North American Properties Fund V during the six months ended June 30, 2002.

(6) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. and Kingspark LLC (including $4.4 million of net foreign currency exchange gains and $8.9 million of net foreign currency exchange losses for the six months ended June 30, 2002 and 2001, respectively). See Note 3.

(7) Includes $10.8 million and $6.4 million of net gains recognized by ProLogis related to the disposition of properties to ProLogis European Properties Fund for the six months ended June 30, 2002 and 2001, respectively. In addition, includes $10.5 million and $10.7 million of net gains recognized under the equity method related to the disposition of properties to ProLogis European Properties Fund by Kingspark S.A. for the six months ended June 30, 2002 and 2001, respectively.

`

(8) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics and CSI/Frigo LLC. CSI/Frigo LLC recognizes income under the equity method based upon its common stock investment in ProLogis Logistics. See Note 3.

(9) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. and CSI/Frigo LLC. CSI/Frigo LLC recognizes income under the equity method based upon its common stock investment in Frigoscandia S.A. Includes $4.7 million of net foreign currency exchange gains and $0.6 million of net foreign currency exchange losses for the six months ended June 30, 2002 and 2001, respectively. See Note 3.

(10) Amounts include investments in unconsolidated entities accounted for under the equity method. See Note 3.

8.  SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash investing and financing activities for the six months ended June 30, 2002, and 2001 are as follows:

    o ProLogis received $34.4 million and $63.7 million of the proceeds from its disposition of properties to unconsolidated property funds in the form of an equity interest in these entities during the six months in 2002 and 2001, respectively.

    o Limited partnership units aggregating $0.8 million were converted into Common Shares in 2002.

    o ProLogis received $10.8 million of the proceeds from its disposition of a property to a third party and $4.2 million of the proceeds from its disposition of properties to ProLogis European Properties Fund in the form of notes receivable during the six months in 2001.

    o In connection with the acquisition of properties, ProLogis assumed $7.7 million of mortgage notes in 2001.

    o Series B cumulative convertible redeemable preferred shares aggregating $151.8 million were converted into Common Shares during the six months in 2001.

    o Net foreign currency translation adjustments of $52,514,000 and $(62,630,000) were recognized for the six months in 2002 and 2001, respectively.

    o In connection with the agreement for the acquisition of Kingspark S.A., ProLogis issued approximately 67,000 Common Shares valued at $1.5 million during the six months in 2001.

    o ProLogis contributed its 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest in ProLogis European Properties Fund of $83.0 million and cash of $16.8 million during the six months in 2001. ProLogis' basis in this investment prior to contribution was $84.8 million.

9.   RELATED PARTY TRANSACTION

    During the six months ended June 30, 2002, ProLogis paid fees of $4.1 million to an entity previously affiliated with Security Capital. These fees were earned as a result of the capital raised in ProLogis North American Properties Fund V. At the time the arrangement was entered into, Security Capital was ProLogis' largest shareholder. Security Capital disposed of its ownership interest in this entity prior to its merger with GE Capital in May 2002. See Notes 3 and 4.

10.  COMMITMENTS AND CONTINGENCIES

    In addition to the guarantees of third-party debt of ProLogis Logistics and Kingspark S.A. discussed in Note 3, ProLogis could have potential contingent obligations with respect to environmental matters. ProLogis or the predecessor owner has subjected all of the properties acquired by ProLogis to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of any environmental liability (including asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis' business, financial condition or results of operations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Trustees and Shareholders
ProLogis:

We have reviewed the accompanying consolidated condensed balance sheet of ProLogis (formerly ProLogis Trust) and subsidiaries as of June 30, 2002, and the related consolidated condensed statement of earnings and comprehensive income for the three month and six month periods ended June 30, 2002 and the consolidated condensed statement of cash flows for the six month period ended June 30, 2002. These consolidated condensed financial statements are the responsibility of ProLogis' management.

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

The consolidated financial statements of ProLogis as of and for the year ended December 31, 2001 were audited by other accountants whose report dated April 3, 2002, expressed an unqualified opinion on those consolidated financial statements. Such consolidated financial statements were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001. Additionally, the consolidated condensed statements of earnings and comprehensive income for the three month and six month periods ended June 30, 2001, and the related statement of cash flows for the six month period ended June 30, 2001, were reviewed by other accountants whose report dated August 10, 2001; except with respect to Note 2 as to which the date is April 3, 2002, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with accounting principles generally accepted in the United States.

                                                  KPMG LLP



San Diego, California
July 25, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with ProLogis' Consolidated Condensed Financial Statements and the notes thereto included in
Item 1 of this report. See also ProLogis' 2001 Annual Report on Form 10-K, as amended.

    The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management's beliefs, and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Specifically, but not limited to, comments concerning ProLogis' expectations with respect to the United States economy, ProLogis' ability to raise private capital and generate income in the CDFS business segment (specifically the comments with respect to the ability of the ProLogis European Properties Fund to obtain additional capital to acquire ProLogis' completed development properties past September 15, 2002) and ProLogis' plans for its divestiture of assets from the temperature-controlled distribution operations segment are forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis' markets that could adversely affect demand for ProLogis' properties and the creditworthiness of ProLogis' customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis' cost of capital and its ability to meet its financial needs and obligations; (iii) increased or unanticipated competition for distribution properties in ProLogis' target market cities; (iv) the availability of private capital to ProLogis; and
(v) those factors discussed in ProLogis' 2001 Annual Report on Form 10-K, as amended.

RESULTS OF OPERATIONS

   Six Months Ended June 30, 2002 and 2001

    ProLogis' net earnings attributable to Common Shares were $111.8 million for the six months ended June 30, 2002 as compared to $88.6 million for the same period in 2001. For the six months ended June 30, 2002, basic and diluted per share net earnings attributable to Common Shares were $0.63 and $0.62 per share, respectively. Basic and diluted per share net earnings attributable to Common Shares were $0.52 and $0.51 per share, respectively, for the same period in 2001.

    ProLogis adopted SFAS No. 142 on January 1, 2002. Accordingly, ProLogis and its unconsolidated entities did not recognize amortization expense related to goodwill for the six months ended June 30, 2002 of approximately $3.6 million ($3.3 million of which represents ProLogis' share of amortization expense related to goodwill of its unconsolidated entities). See Note 1 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

    Net operating income from ProLogis' temperature-controlled distribution operations segment was the primary source of the increase in ProLogis' net earnings for the six months ended June 30, 2002 over the same period in 2001. Net operating income in this segment increased by $25.5 million in 2002 over the same period in 2001. See "--Temperature Controlled Distribution Operations". The CDFS business segment, which provides capital for ProLogis to fund its development activities in addition to generating profits that contribute to ProLogis' net earnings, generated net operating income of $79.4 million for the six months in 2002 as compared to net operating income of $68.5 million for the six months in 2001. Net operating income in this segment is dependent on the volume of properties developed by ProLogis and Kingspark S.A. that are contributed to unconsolidated property funds in which ProLogis maintains an ownership interest, as well as sold to third parties. See "--CDFS Business". Net operating income from ProLogis' property operations segment decreased for the six months ended June 30, 2002 over the same period in 2001 by $4.2 million. ProLogis' property operations segment's net operating income consists of rental income and net rental expenses from properties directly owned by ProLogis, ProLogis' share of the earnings of its unconsolidated property funds that engage in property operations segment activities and fees earned from these entities. See "--Property Operations".

Property Operations

      Operating Portfolio

    ProLogis owned or had ownership interests in the following distribution properties as of the dates indicated (square feet in thousands):

                                                        JUNE 30,          DECEMBER 31,         JUNE 30,
                                                          2002                2001               2001
                                                     ----------------   ----------------   ----------------
                                                              SQUARE             SQUARE             SQUARE
                                                     NUMBER   FOOTAGE   NUMBER   FOOTAGE   NUMBER   FOOTAGE
                                                     ------   -------   ------   -------   ------   -------
Direct ownership (1) .............................    1,186   120,304    1,208   123,356    1,214   123,719
ProLogis California (2) ..........................       79    13,018       79    13,052       79    13,052
ProLogis North American Properties Fund I (3) ....       37     9,406       36     8,963       36     8,963
ProLogis North American Properties Fund II .......       27     4,477       27     4,477       27     4,477
ProLogis North American Properties Fund III ......       34     4,380       34     4,380       34     4,380
ProLogis North American Properties Fund IV (4) ...       17     3,475       17     3,475       --        --
ProLogis North American Properties Fund V (5) ....       41     8,197       --        --       --        --
ProLogis European Properties Fund (6) ............      164    29,107      141    23,130      114    17,028
                                                     ------   -------   ------   -------   ------   -------
                                                      1,585   192,364    1,542   180,833    1,504   171,619
                                                     ======   =======   ======   =======   ======   =======

----------

(1) Includes distribution properties owned by ProLogis and its consolidated entities. The decrease in 2002 from 2001 is primarily the result of the formation of new unconsolidated property funds. Generally the entire portfolios of these entities consist of distribution properties that were previously directly owned by ProLogis.

(2) Since December 31, 2001, ProLogis California has acquired two properties from ProLogis and disposed of two properties to third parties.

(3) ProLogis North American Properties Fund I completed development of one property in 2002.

(4) This entity was formed on September 21, 2001. The distribution properties owned by this entity were all previously directly owned by ProLogis.

(5) This entity was formed on March 28, 2002. The distribution properties owned by this entity were all previously directly owned by ProLogis.

(6) From June 30, 2001 to December 31, 2001, this entity acquired 23 properties from ProLogis or Kingspark S.A. and five properties from third parties and disposed of one property to a third party. From December 31, 2001 to June 30, 2002, this entity acquired nine properties from ProLogis and Kingspark S.A. and 14 properties from third parties.

    Net Operating Income

    ProLogis' property operations segment income consists of: (i) net operating income (rental income less net rental expenses) from the distribution properties that are owned by ProLogis directly and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated property funds engaged in the property operations business as well as fee income earned from these entities. The net operating income from distribution properties that are developed by ProLogis in its CDFS business segment is included in the net operating income of the property operations segment until the properties are contributed to an entity in which ProLogis maintains an ownership interest or are sold to a third party. See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1. The amounts recognized under the equity method for the unconsolidated property funds are based on the net earnings or losses of each entity and include: net operating income, interest income, interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis European Properties Fund) and include fees earned by ProLogis from these entities. ProLogis' net operating income from the property operations segment is presented below (in thousands). See "-- Portfolio" for information on the size of and changes in each unconsolidated property funds' operating portfolio. See also Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                          2002         2001
                                                                      -----------  -----------
Facilities directly owned by ProLogis and its consolidated
  entities:
  Rental income (1)...............................................    $   224,054  $   236,936
  Property operating expenses (2).................................         16,517       13,682
                                                                      -----------  -----------
          Net operating income....................................        207,537      223,254
                                                                      -----------  -----------
Income from ProLogis California (3)...............................          7,361        7,119
Income from ProLogis North American Properties Fund I (4).........          2,852        2,594
Income from ProLogis North American Properties Fund II (5)........          1,714          906
Income from ProLogis North American Properties Fund III (6).......          1,547           40
Income from ProLogis North American Properties Fund IV (7)........          1,023           --
Income from ProLogis North American Properties Fund V (8).........          3,711           --
Income from ProLogis European Properties Fund (9).................         11,899        7,934
Income from ProLogis European Properties S.a.r.l. (10)............             --           36
                                                                      -----------  -----------
          Total property operations segment.......................    $   237,644  $   241,883
                                                                      ===========  ===========

----------

(1) The decrease in rental income between periods presented is due to the changes in the number and composition of the directly owned properties during the six months in 2002 as compared to the six months in 2001. The decrease in rental income resulting from lower occupancies is partially offset by higher lease termination and renegotiation fees of $5.6 million in 2002 as compared to $1.1 million in 2001. ProLogis cannot predict the levels of termination and renegotiation fees that will be earned in the future or whether it will be successful in re-letting the vacant space associated with lease terminations in a timely manner.

(2) The increase in property operating expenses for the six months ended June 30, 2002 as compared to the same period in 2001 is primarily due to: (i) an increase in bad debt expense ($1.5 million for the six months ended June 30, 2002 and $0.3 million for the same period in 2001) and (ii) an overall increase in operating costs (rental expenses, excluding bad debt and before recoveries from tenants, were 27.6% of rental income for the six months in 2002 as compared to 26.2% of rental income for the six months ended June 30, 2001) offset by (iii) a decrease in the number of directly owned properties in 2002 as compared to 2001. The increase in bad debt expense and operating costs is primarily attributable to the downturn in general economic conditions in the United States experienced since the second quarter of 2001. Total rental expense recoveries were 73.9% and 78.1% of total rental expenses for the six months ended June 30, 2002 and 2001, respectively. This decrease in rental expense recoveries is primarily attributable to lower occupancy levels that results in fewer customers available from whom certain fixed costs may be recovered.

(3) ProLogis has had a 50% ownership interest in ProLogis California since its inception in 1999.

(4) ProLogis has had a 41.3% ownership interest in Prologis North American Properties Fund I since January 15, 2001. From its inception in 2000 to January 14, 2001 ProLogis' ownership interest was 20%. ProLogis' ownership interest increased with the contribution of three additional properties, the proceeds from which were all in the form of an additional equity interest.

(5) ProLogis North American Properties Fund II owned three properties from January 1, 2001 until March 27, 2001. On that date, ProLogis North American Properties Fund II acquired an additional 24 properties from ProLogis, bringing its total portfolio to 27 operating properties as of June 30, 2001. ProLogis has had a 20% ownership interest in this entity since its inception in 2000.

(6) ProLogis North American Properties Fund III began operations on June 15, 2001. ProLogis has had a 20% ownership interest in this entity since its inception.

(7) ProLogis North American Properties Fund IV began operations on September 21, 2001. ProLogis has had a 20% ownership in this entity since its inception.

(8) ProLogis North American Properties Fund V began operations on March 28, 2002. ProLogis had a 15% ownership interest in this entity from inception to June 28, 2002 when its ownership interest was increased to 16.9%. ProLogis' share of the earnings of this entity includes fees of $3,192,000 earned by ProLogis with respect to the formation of this entity and for services provided in arranging permanent third party debt financing.

(9) For the six months ended June 30, 2002 and 2001, ProLogis' share of the earnings of ProLogis European Properties Fund includes net foreign currency losses of $2.7 million and net foreign currency exchange gains of $2.3 million, respectively. Excluding net foreign currency exchange gains and losses, ProLogis' share of the income of ProLogis European Properties Fund would have been $14.6 million and $5.6 million for the six months ended June 30, 2002 and 2001, respectively. The increase in ProLogis' combined share of the income, excluding foreign currency gains and losses, of ProLogis European Properties Fund for the six months ended June 30, 2002 over 2001 is primarily the result of additional properties owned in 2002 as compared to 2001 as well as the resulting increase in fees earned by ProLogis from this entity in 2002. ProLogis European Properties Fund utilized third party debt to partially fund its portfolio growth. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

(10) ProLogis European Properties S.a.r.l. has been 100% owned by ProLogis European Properties Fund since January 7, 2001. The amount in 2001 represents ProLogis' share of the earnings of ProLogis European Properties S.a.r.l. based on its 49.9% ownership interest in this entity for the period from January 1, 2001 to January 7, 2001.

    ProLogis' stabilized distribution properties (properties owned by ProLogis, the unconsolidated property funds and Kingspark S.A.) were 90.3% occupied and 91.0% leased as of June 30, 2002. ProLogis' stabilized occupancy levels have decreased as compared to 2001 levels (93.8% occupied and 95.0% leased.) The term "stabilized" means, for acquisitions, any necessary capital improvements, repositioning, new management and new marketing programs and, in the case of newly developed properties, construction and marketing, have been in effect for a sufficient period of time (generally 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type).

     ProLogis believes that the decrease in its stabilized occupancy levels in 2002 is the result of the current economic conditions in the United States that have led to a slowing in customer leasing decisions and to a slowing in the absorption of new distribution properties in ProLogis' markets. ProLogis does not expect market conditions affected by the United States economy to improve until the end of 2002 or early 2003 and believes that market occupancies could continue to decline during the remainder of 2002. However, ProLogis believes that its global operating platform and the ProLogis Operating System(R) will partially mitigate the effects of these market occupancy decreases to ProLogis because ProLogis has been able to build strong local market presence and customer relationships not only in the United States but also in Europe. Based on its leasing activities in Europe, ProLogis believes that shifts in distribution patterns of its customers and their need to reduce distribution costs are the primary drivers of leasing decisions within its European markets. Consequently, ProLogis has not experienced leasing volume declines as during the first six months in 2002, ProLogis signed 4.2 million square feet of leases in Europe as compared to 3.6 million square feet of leases signed during the same period in 2001.

    The average increase in rental rates for both new and renewed leases on previously leased space (25.2 million square feet) for all properties, including those owned by ProLogis' unconsolidated property funds and Kingspark S.A., for the six months ended June 30, 2002 was 5.0% as compared to 18.3% for the same period in 2001. ProLogis believes that the weaker rental rate growth generated in 2002 as compared to 2001 reflects the downturn in economic conditions since the second quarter of 2001. For the six months ended June 30, 2002, the net operating income (rental income less net rental expenses) generated by ProLogis' "same store" portfolio of distribution properties (distribution properties owned by ProLogis and the unconsolidated property funds and Kingspark S. A. that were in operation throughout both six month periods in 2002 and 2001) increased by 0.5% over the same period in 2001 (as compared to an increase of 2.81% during the six months in 2001 as compared to the same period in 2000). The decrease in the growth rate in same store net operating income is primarily due to increased bad debt expense in 2002 and also due to lower occupancy levels in the same store portfolio in 2002 as compared to 2001.

   CDFS Business

    Net operating income from ProLogis' CDFS business segment consists primarily of: (i) the profits from the disposition of land parcels and distribution properties that were developed or acquired and rehabilitated by ProLogis and then sold to third parties or contributed to unconsolidated property funds in which ProLogis maintains an ownership interest; (ii) development management fees earned by ProLogis; and (iii) income recognized under the equity method from ProLogis' investment in Kingspark S.A.

    ProLogis recognizes 99.75% of the earnings of Kingspark S.A. under the equity method (including its share recognized through its ownership in Kingspark
LLC) which includes net operating income, interest income, interest expense (net of amounts capitalized), general and administrative expense (net of amounts capitalized), income taxes and foreign currency exchange gains and losses. As of July 1, 2002, ProLogis and Mr. Brooksher agreed that ProLogis would acquire the voting membership interest of Kingspark LLC from Mr. Brooksher, ProLogis' chairman and chief executive officer. This transaction will result in ProLogis owning 100% of Kingspark S.A. Accordingly, the accounts of Kingspark S.A are expected to be consolidated in ProLogis' financial statements along with ProLogis' other majority-owned and controlled subsidiaries and partnerships. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

    Income from the CDFS business segment is dependent on ProLogis' ability to develop and lease distribution properties that can be disposed of to generate profits and its ability to raise private capital through the formation of property funds or other sources. There can be no assurance that ProLogis will be able to maintain the level of profits in this business segment. See "-- Liquidity and Capital Resource--Overview".

    The CDFS business segment operations increased during the six months ended June 30, 2002 from the same period in 2001. The CDFS business segment income is comprised of the following (in thousands):

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            ------------------------
                                                               2002          2001
                                                            ----------    ----------
Net gains on disposition of land parcels and properties
   developed or rehabilitated (1) .......................   $   50,342    $   56,081
Development management fees .............................        1,362         1,830
Income from Kingspark S.A. (2) ..........................       29,531        12,689
Other expense, net(3) ...................................       (1,827)       (2,079)
                                                            ----------    ----------
                                                            $   79,408    $   68,521
                                                            ==========    ==========

----------

(1) Represents gains from the disposition of land parcels and properties as follows:

    o   2002: 12 acres; 8.3 million square feet; $390.1 million of proceeds;

    o   2001: 138 acres; 8.9 million square feet; $452.9 million of proceeds.

(2) ProLogis' share of Kingspark S.A.'s income for the six months ended June 30, 2002 (including ProLogis' share of Kingspark S.A.'s income recognized through its ownership in Kingspark LLC) increased by $16.8 million in 2002 as compared to 2001. This increase is primarily due to the recognition of foreign currency exchange gains of $4.5 million in 2002 as compared to the recognition of foreign currency exchange losses of $8.9 million in 2001. ProLogis' share of Kingspark S.A.'s income also reflects the following:

    o Gains from the disposition of land parcels and properties developed: (i) 23 acres; 1.2 million square feet; $146.4 million of proceeds; net gains of $13.4 million in 2002 and (ii) 1.4 million square feet; $141.4 million of proceeds; net gains of $12.1 million in 2001;

    o Development fees and other miscellaneous income of $7.7 million and $6.4 million in 2002 and 2001, respectively; and

    o Deferred and current income tax expense of $2.6 million and $1.0 million in 2002 and 2001, respectively.

(3) Consists primarily of land holding costs and the write-off of previously capitalized pursuit costs.

    Since 2000, ProLogis' focus in the CDFS business reflects the economic climates of the regions in which it does business (i.e. less activity in North America). As of December 31, 2000, 34% of ProLogis' CDFS business segment assets were located in North America as compared to 21% as of June 30, 2002. ProLogis believes that the continuing demand for state-of-the-art distribution properties in Europe will continue to provide opportunities for ProLogis to expand its CDFS business. Further to this objective, with 1,929 acres of land owned or controlled in Europe as of June 30, 2002 including 984 acres of land owned and controlled in the United Kingdom by Kingspark S.A. ProLogis believes it will not be significantly affected by land entitlement constraints that currently exist in Europe. ProLogis will continue to monitor leasing activity and general economic conditions in the United States as it pertains to its CDFS business segment operations. In 2001, ProLogis began its first development project in Japan, which is expected to be acquired by the new Japan property fund upon completion (see "--Liquidity and Capital Resources - Overview"). As in Europe, ProLogis believes that demand for state-of-the-art distribution properties in Japan will provide opportunities for ProLogis to expand its CDFS business.

   Temperature-Controlled Distribution Operations

    ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis' share of the earnings or losses from this operating segment are below for the six months ended June 30, 2002 and 2001 (in thousands). See Notes 3 and 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1.


                                                                  PROLOGIS LOGISTICS (1)     FRIGOSCANDIA S.A. (1)
                                                                 ------------------------  ------------------------
                                                                     2002         2001         2002         2001
                                                                 -----------  -----------  -----------  -----------
Income from operations after general and administrative
     expenses (2)............................................    $    15,301  $    12,785  $    15,807  $    18,118
Interest expense (3) ........................................         (1,264)      (6,907)      (1,407)      (6,787)
Depreciation and amortization expense (4) ...................             --      (10,218)      (9,605)     (19,861)
Current and deferred income tax benefit (expense) ...........         (5,543)       1,720       (1,756)         792
Foreign currency exchange gains (losses), net (5)............             --           --        4,715         (578)
Loss on disposition of assets................................             --           --       (4,175)      (2,452)
                                                                 -----------  -----------  -----------  -----------
         Totals                                                  $     8,494  $    (2,620) $     3,579  $   (10,768)
                                                                 ===========  ============ ===========  ===========

-------------

(1) Includes ProLogis' direct share of the earnings or losses of each entity and ProLogis' share of the earnings or losses of each entity based on ProLogis' ownership in CSI/Frigo LLC. See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1. ProLogis recognized in excess of 99% of the earnings of each entity for both periods.

(2) The increase in 2002 over 2001 for ProLogis Logistics is due to increased occupancies and decreases in overhead costs as a result of cost saving measures implemented. The decrease in 2002 over 2001 for Frigoscandia S.A. is primarily the result of the disposition of 47.8 million cubic feet of operating capacity since June 30, 2001 representing the disposition of all of the operating assets in Sweden, Denmark, Finland, Norway, the Netherlands and the remaining assets in Germany in the first quarter of 2002 (Frigoscandia S.A. disposed of certain German operating assets in the second quarter of 2001) and Spain and Italy in the second quarter of 2002. The total impact of these dispositions was mitigated by the effects of a one-time lease termination fee earned in the first quarter of 2002 and by cost saving measures implemented to reduce overhead costs.

(3) The decreases in interest expense for both companies are the result of lower outstanding debt balances and interest rates in 2002 as compared to 2001. The proceeds from the dispositions of operating assets by Frigoscandia S.A. were used to repay substantially all of its third party debt.

(4) The operating assets of CSI have been classified as held for sale during 2002. Accordingly under GAAP, no depreciation and amortization expense is recognized related to assets held for sale. Negotiations for the sale of substantially all of the operating assets of CSI are ongoing, however, there can be no assurance that such sale will occur or that, should a sale occur, that ProLogis will recover its entire investment in ProLogis Logistics. The decrease in depreciation and amortization expense for Frigoscandia S.A. is the result of the disposition of 47.8 million cubic feet of operating assets since June 30, 2001.

(5) The foreign exchange currency gains in 2002 result primarily from the strengthening of the euro and Swedish krona against the U.S. dollar in 2002. Frigoscandia S. A. has loans outstanding with ProLogis in these currencies.

   Certain Other Income and Expense Items

    Gains (Losses) on Disposition of Real Estate, Net

    Gains (losses) on disposition of real estate, net represents the net gains and losses from the disposition of distribution properties that were acquired or developed for long-term use in the property operations segment. Generally, ProLogis disposes of properties from the property operations segment because such properties are considered to be non-strategic properties. Non-strategic properties are assets located in markets or submarkets that are no longer considered target markets as well as assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis' core portfolio based on the asset's size or configuration. Also, ProLogis has contributed and will continue to contribute as necessary, properties from its operating portfolio to complement the portfolio of developed distribution properties that are acquired by the unconsolidated property funds. During the six months ended June 30, 2002, ProLogis disposed of 18 operating properties with net sales proceeds of $53.5 million, resulting in a net gain of $4.6 million (a net loss of $0.2 million was recognized in the first quarter and a net gain of $4.8 million was recognized in the second quarter). Six of these properties were disposed of as part of a condemnation order by the city of Atlanta in the second quarter. The condemnation order was necessary to allow for an expansion of an airport runway. ProLogis received proceeds of $15.7 million from this disposition and recognized a gain of $5.3 million.

    During the six months ended June 30, 2001, ProLogis disposed of 13 operating properties with net sales proceeds of $95.2 million, resulting in a net loss recognized of $3.2 million (a net loss of $1.8 million was recognized in the first quarter and a net loss of $1.4 million was recognized in the second quarter). Ten properties with net sales proceeds of $90.5 million were contributed to unconsolidated property funds in which ProLogis maintains an ownership interest. Also, ProLogis recognized a net gain of $0.5 million upon the contribution of its 49.9% ownership of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund in January 2001.

    Loss from Unconsolidated Entities

    The net loss from unconsolidated entities, recognized under the equity method, that is not directly attributable to one of ProLogis' three business segments was $2,069,000 and $3,912,000 for the six months ended June 30, 2002 and 2001, respectively. See Note 7 to ProLogis' Consolidated Condensed Financial Statements in Item 1. For 2002, this amount consists of: (i) a $2,073,000 loss from ProLogis' investment in GoProLogis and (ii) income of $4,000 from ProLogis' investment in Insight, Inc. The loss recognized by GoProLogis represents ProLogis' share of GoProLogis' impairment adjustment that reduced GoProLogis' remaining investment in Vizional Technologies to zero. For 2001, this amount consists of: (i) income of $3,042,000 from ProLogis' investment in GoProLogis
(ii) a loss of $10,000 from ProLogis' investment in Insight, Inc. (iii) a loss of $155,000 from ProLogis' investment in ProLogis Equipment Services and (iv) a loss of $6,789,000 from ProLogis' investment in ProLogis Phatpipe. The income recognized by GoProLogis consisted entirely of license fee income for the non-exclusive use of the ProLogis Operating System(R) earned from Vizional Technologies. The loss recognized by ProLogis PhatPipe consists of $667,000 of license fee income for the non-exclusive use of the ProLogis Operating System(R) earned from PhatPipe (all in the first quarter) offset by a $7,456,000 loss in the second quarter, representing ProLogis' share of ProLogis Phatpipe's impairment charge resulting from the write-down to zero of its preferred stock investment in PhatPipe, Inc. ProLogis PhatPipe and GoProLogis ceased recognizing income under their license fee agreements in the second and third quarters of 2001, respectively. See Note 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1.

    Foreign Currency Exchange Gains (Losses), Net

    ProLogis recognized net foreign currency exchange losses of $6.9 million and net foreign currency exchange gains of $4.3 million during the six months ended June 30, 2002 and 2001, respectively. Foreign currency gains and losses that are recognized in results from operations are generally a function of movements in exchange rates, the levels of intercompany and third party debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are party to the debt agreements. Additionally, ProLogis recognizes gains and losses from derivative financial instruments utilized to manage its foreign currency exchange risks. The following table summarizes ProLogis' foreign currency exchange gains and losses recognized in results of operations for the periods presented (in thousands):

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Remeasurement of certain third party and intercompany
  debt(1) .................................................   $ (4,256)   $  4,581
Settlement of certain third party and intercompany debt ...        184        (753)
Mark-to-market gains (losses) on foreign currency put
  option contracts ........................................       (722)       (581)

Gains (losses) from the settlement of foreign currency
  Put option contracts, net ...............................     (2,078)      1,062
                                                              --------    --------
         Total ............................................   $ (6,872)   $  4,309
                                                              ========    ========

----------

(1) ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity's functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The foreign currency exchange loss for the six months ended June 30, 2002 is primarily the result of the strengthening of the pound sterling against the euro (this results in a loss on euro-functional companies when the debt is denominated in pounds sterling) and the weakening of the Polish zloty against the euro (this results in a loss on zloty-functional companies when the debt is denominated in euros). The foreign currency exchange gains recognized for the six months ended June 30, 2001 are the result of the weakening of the pound sterling against the euro and the strengthening of the Polish zloty against the euro in borrowing situations similar to those in 2002 with respect to the placement of intercompany and third party debt among ProLogis' consolidated subsidiaries.

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

    Current income tax expense recognized for the six months ended June 30, 2002 and 2001 was $3.5 million and $1.9 million, respectively. Current income tax expense is generally a function of the level of income recognized by ProLogis' taxable subsidiaries operating in the CDFS business segment. ProLogis recognized deferred income tax expense of $12.3 million for the six months ended June 30, 2002 and $4.3 million for the six months ended June 30, 2001. ProLogis' deferred income tax component of total income taxes is a function of the period's temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of previously generated tax net operating losses that have been previously recognized as deferred tax assets.

   Three Months Ended June 30, 2002 and 2001

    The changes in net earnings attributable to Common Shares and its components for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 are similar to the changes for the six month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed previously except as specifically discussed under "-- Gains (Losses) on Disposition of Real Estate, Net" and "--Loss from Unconsolidated Entities" .

ENVIRONMENTAL MATTERS

    ProLogis has not experienced any environmental condition on its properties that materially adversely affected its results of operations or financial position nor is ProLogis aware of any environmental liability that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   Overview

    ProLogis considers its liquidity and ability to generate cash from operations as well as its financing capabilities (including proceeds from the disposition of distribution properties) to be adequate and expects it to continue to be adequate to meet its anticipated development, acquisition, operating and debt service needs as well as its shareholder distribution requirements.

    ProLogis' future investing activities are expected to consist primarily of the acquisition of land for future development and the development of distribution properties in the CDFS business segment for future disposition, as well as, but to a lesser extent, acquisitions of existing distribution properties in key distribution markets in the property operations segment. Additionally, ProLogis has a Common Share repurchase program under which it may repurchase additional Common Shares. ProLogis may repurchase an additional $61.7 million of Common Shares under this program. ProLogis expects to fund these future cash needs with:

    o   cash generated by operations;

    o the proceeds from the disposition of properties developed by ProLogis to third parties;

    o the proceeds from the contribution of properties to unconsolidated property funds in which ProLogis maintains an ownership interest;

    o utilization of ProLogis' U.S. dollar denominated and multi-currency denominated lines of credit; and

    o the proceeds from the sale of Common Shares under ProLogis' Common Share plans.

    Should the sale of substantially all of CSI's operating assets be completed, ProLogis would have access to additional cash after third party debt of approximately $90.0 million is repaid. However, there can be no assurance that such sale will occur.

    In the short-term, borrowings on and subsequent repayments of, ProLogis' line of credit are expected to provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. With approximately $1,079.3 billion of total short-term borrowing capacity as of August 8, 2002, ProLogis' combined outstanding borrowings of approximately $455.3 million as of that date results in short-term borrowing capacity available to ProLogis of approximately $624.0 million (see "-- Borrowing Capacity and Debt Maturities").

    ProLogis has $608.0 million of shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect an offering on satisfactory terms. ProLogis continues to evaluate the public debt markets with the objective of reducing its short-term borrowings, when it is deemed appropriate.

    Within ProLogis European Properties Fund, ProLogis has access to 181.7 million euros (the currency equivalent of approximately $181.1 million as of June 30, 2002) of additional third party equity capital commitments in Europe, through September 15, 2002. ProLogis European Properties Fund expects these commitments to be funded in their entirety by that date. ProLogis European Properties Fund intends to use this capital to acquire ProLogis' completed stabilized European development properties that are expected to be available for contribution in the third and fourth quarters of 2002. ProLogis European Properties Fund had two lines of credit available to it as of June 30, 2002, however, one facility was repaid at maturity in July 2002 (approximately $22.7 million outstanding as of June 30, 2002) and the second facility is due in October 2002 (approximately $22.0 million outstanding as of June 30, 2002). ProLogis European Properties Fund is currently negotiating additional borrowing arrangements with third parties. While there can be no assurance that these negotiations will be successful, ProLogis European Properties Fund expects that it will have sufficient borrowing capacity in place such that it will be able to acquire all of the completed stabilized European development properties that ProLogis expects to have available for contribution in the first quarter of 2003. ProLogis European Properties Fund believes that its efforts to obtain additional equity subscriptions will be successful, however there can be no assurance that ProLogis European Properties Fund will obtain additional capital commitments such that it will be able to acquire ProLogis' completed developments that are expected to be available past the first quarter of 2003.

    The Japan property fund can provide ProLogis with access to $300.0 million of additional third party equity capital that has been committed by GIC through June 2006. The capital is committed to fund the acquisition of ProLogis' completed stabilized developments in Japan as well as for acquisitions of properties from third parties, subject to ProLogis' ability to acquire land for development and the properties' meeting specified criteria.

  Cash From Operating, Investing and Financing  Activities

Net cash provided by operating activities was $161.2 million for the six months ended June 30, 2002 and $189.2 million for the six months ended June 30, 2001 and cash provided by operating activities exceeded the cash distributions paid on Common Shares and cash dividends paid on preferred shares for both periods in 2002 and 2001. The decrease in net cash provided by operating activities for the six months ended June 30, 2002 from the same period in 2001 results primarily from changes in working capital.

    ProLogis' investing activities were self-funded for both the six months ended June 30, 2002 and 2001 (generating net cash of $29.2 million in 2002 and $234.8 million in 2001) as a result of the volume of property dispositions, primarily from the CDFS business segment. Also in 2001, ProLogis received net cash of $170.2 million from its unconsolidated entities. This cash was generally received as repayment of intercompany balances and in payment of distributions owed to ProLogis, net of additional equity investments in these entities. During this period, ProLogis Logistics borrowed $125.0 million directly on ProLogis' line of credit with the proceeds being used to repay amounts due to ProLogis.

    ProLogis generated cash in both six-month periods from the sale of Common Shares under its dividend reinvestment and optional share purchase plans. The proceeds from these sales along with the excess cash generated from operating activities (net of amounts utilized for dividend and distribution payments) and investing activities were used to repay short-term borrowings, repurchase Common Shares, meet debt requirements and, in 2001, redeem $139.6 million of preferred shares.

    See ProLogis' Consolidated Condensed Statements of Cash Flows in Item 1.

   Borrowing Capacity and Debt Maturities

    ProLogis has $1.1 billion of short-term borrowing capacity under four revolving lines of credit. These borrowings are available in four currencies and are summarized below (dollar amounts in millions of U.S. dollars):

                         TOTAL COMMITMENT AS OF       OUTSTANDING BALANCES AS OF       WEIGHTED
                    -------------------------------  -----------------------------     AVERAGE
LINE OF CREDIT      JUNE 30, 2002    AUGUST 8, 2002  JUNE 30, 2002  AUGUST 8, 2002  INTEREST RATE(1)   EXPIRATION
--------------      --------------   --------------  -------------  --------------  ----------------   ----------
North America.....   $   500.0        $   500.0        $   73.2       $    70.0           2.61%          06/06/03(2)
North America.....        60.0(3)          60.0(3)           --            10.6             --           06/06/03
Europe............       323.8(4)         316.7(4)        261.9(4)        316.0(4)        4.18%          12/17/03
Japan.............       205.2(5)         202.6(5)         59.4(5)         58.7(5)        1.06%          09/13/04(2)
                     ---------        ---------        --------       ---------        -------
                     $ 1,089.0(6)     $ 1,079.3(6)     $  394.5       $   455.3           3.42%
                     =========        =========        ========       =========        =======

----------

(1) Represents the weighted average interest rate on borrowings outstanding as of June 30, 2002.

(2) Credit agreement may be extended from this date for one year at ProLogis' option.

(3) Borrowings can be denominated in U.S. dollars, euros, pounds sterling or yen.

(4) Borrowings can be denominated in either euros or pounds sterling (total commitment is 325.0 million euros). Outstanding balance includes the currency equivalent of approximately $31.4 million of direct borrowings by Kingspark S.A. under ProLogis' line of credit as of June 30, 2002. ProLogis has guaranteed these borrowings. As of August 8, 2002, the currency equivalent of approximately $42.8 million was borrowed directly by Kingspark S.A., all of which were guaranteed by ProLogis.

(5) Borrowings are denominated in yen (total commitment is 24.5 billion yen). Both the June 30, 2002 and August 8, 2002 amounts outstanding represent the U.S dollar equivalent of 7.1 billion yen.

(6) Available borrowings as of June 30, 2002 and August 8, 2002, are reduced by $6.2 million and $4.5 million of letters of credit outstanding, respectively.

    ProLogis has senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding as of June 30, 2002 with annual principal payments during each of the years in the five-year period ending December 31, 2006 and thereafter as follows (in thousands):


                   Remainder of 2002...............    $       4,720
                   2003............................          185,127
                   2004............................          316,566
                   2005............................          110,842
                   2006............................          319,996
                   2007 and thereafter.............        1,222,063
                                                       -------------
                             Total principal due...        2,159,314
                   Less: Original issue discount...           (1,961)
                                                       -------------
                             Total carrying value..    $   2,157,353
                                                       =============

   Liquidity and Capital Resources of ProLogis' Unconsolidated Entities

    ProLogis has investments and advances to unconsolidated entities of $1.5 billion as of June 30, 2002. Summarized balance sheet information for certain of these unconsolidated entities is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                         PROLOGIS      PROLOGIS
                                                                          NORTH         NORTH
                                                                         AMERICAN      AMERICAN
                             PROLOGIS     FRIGOSCANDIA    PROLOGIS      PROPERTIES    PROPERTIES
                            LOGISTICS(1)     S.A.(1)    CALIFORNIA(2)    FUND I(3)    FUND II(4)
                            ------------  ------------  -------------   ----------    ----------
Total assets........          $335.7        $ 260.3       $595.9        $ 364.2(7)    $ 234.1
Total liabilities...          $132.6(8)     $ 382.9(9)    $299.1(10)    $ 237.7(11)   $ 168.6(12)
Minority interest...          $   --        $   0.2       $   --        $    --       $    --
Equity..............          $203.1        $(122.8)      $296.8        $ 126.5       $  65.5

                             PROLOGIS      PROLOGIS     PROLOGIS
                              NORTH         NORTH        NORTH       PROLOGIS
                             AMERICAN      AMERICAN     AMERICAN     EUROPEAN
                            PROPERTIES    PROPERTIES   PROPERTIES   PROPERTIES    KINGSPARK
                            FUND III(4)   FUND IV(4)   FUND V(5)      FUND(6)      S.A.(1)
                            -----------   ----------   ----------   ----------    ---------
Total assets........        $ 207.1       $ 144.7      $ 354.8      $1,999.4      $ 644.0
Total liabilities...        $ 152.8(13)   $ 104.5(14)  $ 176.6(15)  $  841.7(16)  $ 536.5(17)
Minority interest...        $    --       $    --      $    --      $    --            --
Equity..............        $  54.3       $  40.2      $ 178.2      $1,157.7(18)  $ 107.5


----------

(1) ProLogis had an ownership interest in excess of 99% in each entity as of June 30, 2002.

(2)  ProLogis had a 50% ownership interest in this entity as of June 30, 2002.

(3)  ProLogis had a 41.3% ownership interest in this entity as of June 30, 2002.

(4)  ProLogis had a 20% ownership interest in each entity as of June 30, 2002.

(5)  ProLogis had a 16.9% ownership interest in this entity as of June 30, 2002.

(6)  ProLogis had a 31.7% ownership interest in this entity as of June 30, 2002.

(7)  Includes amount due from ProLogis of $0.2 million.

(8) Total liabilities of ProLogis Logistics include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $12.0 million due to ProLogis;

     o $90.0 million due to a third party; due in June 2003; all of which has been guaranteed by ProLogis; and

     o $2.5 million of other third party debt; none of which has been guaranteed by ProLogis.

(9) Total liabilities of Frigoscandia S.A. include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $291.9 million due to ProLogis and

     o $0.4 million of other third party debt; none of which has been guaranteed by ProLogis.

(10) Total liabilities of ProLogis California include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $0.2 million due to ProLogis;

     o $17.2 million due to a third party; due in May 2005; none of which has been guaranteed by ProLogis;

     o $181.3 million due to a third party; due in March 2009; none of which has been guaranteed by ProLogis; and

     o $93.8 million due to a third party; due in August 2009; none of which has been guaranteed by ProLogis.

(11) Total liabilities of ProLogis North American Properties Fund I include loans from third parties in the following amounts:

     o $130.6 million due to a third party; due in December 2010; none of which has been guaranteed by ProLogis and

     o $102.0 million due to a third party; due in March 2011; none of which has been guaranteed by ProLogis.

(12) Total liabilities of ProLogis North American Properties Fund II include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $0.1 million due to ProLogis and

     o $165.0 million due to a third party; due in June 2007; none of which has been guaranteed by ProLogis.

(13) Total liabilities of ProLogis North American Properties Fund III include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $0.1 million due to ProLogis;

     o $150.0 million due to a third party; due in September 2007; none of which has been guaranteed by ProLogis; and

     o $0.3 million of other third party debt; none of which has been guaranteed by ProLogis.

(14) Total liabilities of ProLogis North American Properties Fund IV include loans from third parties in the following amounts:

     o $103.0 million due to a third party; due in January 2008; none of which has been guaranteed by ProLogis and

     o $0.2 million of other third party debt; none of which has been guaranteed by ProLogis.

(15) Total liabilities of ProLogis North American Properties Fund V include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $1.5 million due to ProLogis and

     o $173.0 million due to a third party; due in July, 2007; none of which has been guaranteed by ProLogis.

(16) Total liabilities of ProLogis European Properties Fund include amounts due to ProLogis and loans from third parties in the following amounts:

     o    $2.6 million due to ProLogis;

     o $22.7 million due to a third party; due in July 2002; none of which has been guaranteed by ProLogis;

     o $22.0 million due to a third party; due in October 2002; none of which has been guaranteed by ProLogis;

     o $207.5 million due to a third party; due in May 2008; none of which has been guaranteed by ProLogis;

     o $139.8 million due to a third party; due in April 2009; none of which has been guaranteed by ProLogis;

     o $345.6 million due to a third party; due in May 2009; none of which has been guaranteed by ProLogis; and

     o $24.6 million (five mortgage issues) due to third parties; due in March 2015; none of which has been guaranteed by ProLogis.

(17) Liabilities include $422.4 million due to ProLogis and $31.4 million that has been borrowed under ProLogis' line of credit and guaranteed by ProLogis. Additionally, ProLogis has guaranteed a 25.0 million pound sterling (the currency equivalent of approximately $38.3 million as of June 30, 2002) line of credit to ProLogis Kingspark. As of June 30, 2002, there were no borrowings outstanding on this line of credit. However, as of June 30, 2002, ProLogis Kingspark had the currency equivalent of approximately $8.3 million of letters of credit outstanding that reduce the amount of borrowings available to ProLogis Kingspark on the line of credit.

(18) ProLogis has entered into a subscription agreement to make additional capital contributions of 25.1 million euros (the currency equivalent of approximately $25.0 million as of June 30, 2002) by September 15, 2002.

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

    On February 28, 2002 and May 29, 2002, ProLogis paid quarterly distributions of $0.355 per Common Share to shareholders of record on February 14, 2002 and May 15, 2002, respectively. The Board set the 2002 distribution level in December 2001 at $1.42 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the year.

    As of June 30, 2002, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding. The annual dividend rates on ProLogis' cumulative redeemable preferred shares are $4.27 per share (Series
C), $1.98 per share (Series D) and $2.19 per share (Series E).

    On January 31, 2002 and April 30, 2002, ProLogis paid quarterly dividends of $0.5469 per share (Series E). On March 29, 2002 and June 28, 2002, ProLogis paid quarterly dividends of $1.0675 per share (Series C) and $0.495 per share (Series
D).

    Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless and until all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends for the then current dividend period with respect to the preferred shares.

   Other Commitments

    As of June 30, 2002, ProLogis had letters of intent or contingent contracts, subject to ProLogis' final due diligence, for the acquisition of 2.7 million square feet of distribution properties at an estimated acquisition cost of $95.9 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. As of June 30, 2002, ProLogis had $36.3 million of funds on deposit with title companies that can be used to acquire these assets. In addition, as of June 30, 2002, ProLogis had properties under development with an expected cost at completion of $352.5 million of which $190.9 million was unfunded. As of June 30, 2002, Kingspark S.A. had properties under development with an expected cost at completion of approximately $125.2 million of which approximately $62.8 million was unfunded.

    ProLogis has a Common Share repurchase program under which it may repurchase up to $120.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, will be purchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of

June 30, 2002, ProLogis has repurchased a total of 2,527,000 Common Shares under this program at a total cost of $58.3 million resulting in an additional $61.7 million of Common Shares that may be repurchased under the program. ProLogis intends to fund the Common Share repurchase program with cash generated from operations and borrowings on its lines of credit.

FUNDS FROM OPERATIONS

    Funds from operations attributable to Common Shares increased by $18.6 million to $214.7 million for the six months ended June 30, 2002 from $196.1 million for the six months ended June 30, 2001.

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

    Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") generally as net income (computed in accordance with GAAP), excluding real estate related depreciation and amortization, gains and losses from sales of properties, except those gains and losses from sales of properties upon completion or stabilization under pre-sale agreements and after adjustments for unconsolidated entities to reflect their funds from operations on the same basis. ProLogis includes gains and losses from the disposition of its CDFS business segment assets in funds from operations (see "--Results of Operations--CDFS Business").

    Funds from operations, as used by ProLogis, is modified from the NAREIT definition. ProLogis' funds from operations measure does not include: (i) deferred income tax benefits and deferred income tax expenses of ProLogis' taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from debt transactions between ProLogis and its foreign consolidated entities;
(iii) foreign currency exchange gains and losses resulting from debt transactions between ProLogis and its foreign unconsolidated entities; (iv) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of ProLogis' foreign consolidated entities; and (v) mark-to-market adjustments related to derivative financial instruments utilized to manage ProLogis' foreign currency risks. These adjustments to the NAREIT definition are made to reflect ProLogis' funds from operations on a comparable basis with the other REITs that do not engage in the same types of transactions that give rise to these items with respect to ProLogis.


    Funds from operations is as follows (in thousands):

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             -------------------------
                                                                                 2002          2001
                                                                             -----------   -----------
Net earnings attributable to Common Shares..............................     $   111,831   $    88,559
  Add (Deduct):
     Real estate related depreciation and amortization..................          68,513        67,299
     (Gain) loss on disposition of non-CDFS business segment assets.....          (4,647)        2,625
     Foreign currency exchange (gains) losses, net......................           6,252        (5,044)
     Deferred income tax expense........................................          12,296         4,255
     ProLogis' share of reconciling items of unconsolidated entities:
         Real estate related depreciation and amortization..............          16,549        34,048
         Gain on disposition of non-CDFS business segment assets........           3,420         2,426
         Foreign currency exchange (gains) losses, net..................          (6,586)        8,294
         Deferred income tax expense (benefit) expense..................           7,041        (6,343)
                                                                             -----------   -----------
Funds from operations attributable to Common Shares.....................     $   214,669   $   196,119
                                                                             ===========   ===========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 2002, no significant change had occurred in ProLogis' interest rate risk or foreign currency risk as discussed in ProLogis' 2001 Annual Report on Form 10-K, as amended.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     At the meeting on June 12, 2002, the shareholders of ProLogis elected the following Trustees to office (of the total 177,494,391 Common Shares outstanding on the record date of April 3, 2002, 159,947,754 Common Shares were voted at the meeting):

     o 158,209,946 Common Shares were voted for the election of Mr. K. Dane Brooksher as Class III Trustee to serve until the annual meeting of shareholders in the year 2005, 1,737,808 Common Shares withheld;

     o    159,494,304 Common Shares were voted for the election of Mr. Kenneth
          N. Stensby as Class III Trustee to serve until the annual meeting of shareholders in the year 2005, 453,450 Common Shares withheld;

     o 159,506,986 Common Shares were voted for the election of Mr. George L. Fotiades as Class I Trustee to serve until the annual meeting of shareholders in the year 2003, 440,768 Common Shares withheld;

     o    159,492,032 Common Shares were voted for the election of Mr. William
          D. Zollars as Class I Trustee to serve until the annual meeting of shareholders in the year 2003, 455,722 Common Shares withheld;

     Mr. Thomas G. Wattles, a Class III Trustee was standing for re-election at the June 12, 2002 meeting of shareholders. However, Mr. Wattles resigned his position as Trustee in May 2002. In accordance with its discretionary authority, the Board elected Ms. Neelie Kroes as the replacement nominee for Mr. Wattles. The Common Shares represented by the proxy to be voted for Mr. Wattles were therefore voted for Ms. Kroes (152,201,300 Common Shares were voted for the election of Ms. Kroes, 7,746,454 Common Shares withheld). Ms. Kroes will serve as a Class III Trustee until the annual meeting of shareholders in the year 2005.

     In addition, at the June 12, 2002 meeting, ProLogis' shareholders approved an amendment to the ProLogis 1997 Long-Term Incentive Plan to increase the number of Common Shares available for award by 8,000,000 to a total of 22,600,000. There were 142,192,871 Common Shares in favor, 17,628,637 against, 126,241 abstaining from the proposal and 5 Broker non-votes.

     Also at this meeting, ProLogis' shareholders did not approve the shareholder proposal to urge the Board to take measures necessary to change the jurisdiction of incorporation of ProLogis from the State of Maryland to the State of Delaware. There were 108,311,720 Common Shares against, 42,880,717 in favor, 1,483,150 abstaining and 7,272,167 shares not voted on this proposal.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    12.1  Computation of Ratio of Earnings to Fixed Charges

    12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

    15.1 Letter from KPMG LLP regarding unaudited financial information dated August 12, 2002

    (b) Reports on Form 8-K:

                                ITEMS           FINANCIAL
           DATE               REPORTED         STATEMENTS
           ----               --------         ----------
         April 23, 2002       4,7              No
         April 30, 2002       5,7              No
         May 30, 2002         5,7              No

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



                                  By:     /s/ LUKE A. LANDS
                                       ------------------------------------
                                              Luke A. Lands
                                      Senior Vice President and Controller



                                  By:     /s/ SHARI J. JONES
                                      -------------------------------------
                                              Shari J. Jones
                                              Vice President
                                       (Principal Accounting Officer)

Date: August 14, 2002

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 12.1       Computation of Ratio of Earnings to Fixed Charges

 12.2       Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Share Dividends

 15.1       Letter from KPMG LLP regarding unaudited financial information dated
            August 12, 2002