Form 10-Q
period 2002-09-30
PROLOGIS TRUST
filed 2002-11-14
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 01-12846

PROLOGIS

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	74-2604728 (I.R.S. Employer Identification No.)

14100 East 35th Place, Aurora, Colorado (Address or principal executive offices)	80011 (Zip Code)

(303) 375-9292
(Registrant’s telephone number, including area code)

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

Yes [X]        No [   ]

     The number of shares outstanding of the Registrant’s common shares as of November 11, 2002 was 178,156,257.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Independent Accountants’ Review Report
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to Vote of Securities Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-12.1 Ratio of Earnings to Fixed Charges
EX-12.2 Ratio of Earnings to Combined Charges
EX-15.1 Letter from KPMG LLP

PROLOGIS

INDEX

			Page
			Number(s)

PART I.	Financial Information
	Item 1.	Consolidated Condensed Financial Statements:
		Consolidated Condensed Balance Sheets — September 30, 2002 and December 31, 2001	3
		Consolidated Condensed Statements of Earnings and Comprehensive Income — Three and Nine Months Ended September 30, 2002 and 2001	4
		Consolidated Condensed Statements of Cash Flows — Nine Months Ended September 30, 2002 and 2001	5
		Notes to Consolidated Condensed Financial Statements	6 - 20
		Independent Accountants’ Review Report	21
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 - 36
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
	Item 4.	Controls and Procedures	37
PART II.	Other Information
	Item 2.	Changes in Securities and Use of Proceeds	38
	Item 4.	Submission of Matters to a Vote of Securities Holders	38
	Item 5.	Other Information	38
	Item 6.	Exhibits and Reports on Form 8-K	38

PROLOGIS
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Real estate	$5,021,310	$4,588,193
Less accumulated depreciation	666,415	574,871

	4,354,895	4,013,322
Investments in and advances to unconsolidated entities	991,745	1,310,735
Cash and cash equivalents	82,673	27,989
Accounts and notes receivable	36,579	23,829
Other assets	292,552	183,988

Total assets	$5,758,444	$5,559,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Lines of credit	$397,582	$375,875
Senior unsecured debt	1,630,004	1,670,359
Mortgage notes and other secured debt	523,585	532,106
Accounts payable and accrued expenses	160,884	116,931
Construction costs payable	29,335	19,805
Distributions and dividends payable	729	63,169
Other liabilities	129,157	59,980

Total liabilities	2,871,276	2,838,225

Minority interest	42,973	45,639
Shareholders’ equity:
Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2002 and December 31, 2001; stated liquidation preference of $50.00 per share	100,000	100,000
Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at September 30, 2002 and December 31, 2001; stated liquidation preference of $25.00 per share	250,000	250,000
Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2002 and December 31, 2001; stated liquidation preference of $25.00 per share	50,000	50,000
Common shares of beneficial interest; $0.01 par value; 179,570,653 shares issued and outstanding at September 30, 2002 and 175,888,391 shares issued and outstanding at December 31, 2001	1,796	1,759
Additional paid-in capital	3,047,044	2,958,613
Employee share purchase notes	(10,831)	(14,810)
Accumulated other comprehensive income (loss)	1,503	(63,780)
Distributions in excess of net earnings	(595,317)	(605,783)

Total shareholders’ equity	2,844,195	2,675,999

Total liabilities and shareholders’ equity	$5,758,444	$5,559,863

     The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income:
Rental income	$108,577	$116,162	$332,631	$353,098
Other real estate income	39,841	26,007	91,563	83,828
Income (loss) from unconsolidated entities	(14,004)	14,612	55,638	28,630
Interest and other income	536	1,464	1,911	4,827

Total income	134,950	158,245	481,743	470,383

Expenses:
Rental expenses, net of recoveries of $23,499 and $70,220
for the three and nine months in 2002 and $23,484 and $72,236 for the three and nine months in 2001, respectively, and including amounts paid to affiliate of $89 for the nine months in 2001	8,478	7,973	24,995	21,655
General and administrative, including amounts paid to affiliate of $154 and $330 for the three and nine months in 2002 and $114 and $627 for the three and nine months in 2001, respectively	14,222	11,042	40,650	38,153
Depreciation and amortization	38,357	36,040	110,533	106,403
Interest	35,759	41,211	116,790	123,377
Other	1,336	675	3,181	2,667

Total expenses	98,152	96,941	296,149	292,255

Earnings before minority interest	36,798	61,304	185,594	178,128
Minority interest share in earnings	1,285	1,470	3,875	4,304

Earnings before gains on disposition of real estate and foreign currency exchange gains (losses)	35,513	59,834	181,719	173,824
Gains on disposition of real estate, net	482	3,488	5,129	863
Foreign currency exchange gains (losses), net	4,404	(6,545)	(2,468)	(2,236)

Earnings before income taxes	40,399	56,777	184,380	172,451

Income taxes:
Current income tax expense	3,207	435	6,703	2,344
Deferred income tax expense (benefit)	3,801	(748)	16,097	3,507

Total income taxes	7,008	(313)	22,800	5,851

Net earnings	33,391	57,090	161,580	166,600
Less preferred share dividends	8,179	8,179	24,537	29,130

Net earnings attributable to Common Shares	25,212	48,911	137,043	137,470
Other comprehensive income:
Foreign currency translation adjustments	12,769	43,200	65,283	(19,430)

Comprehensive income	$37,981	$92,111	$202,326	$118,040

Weighted average Common Shares outstanding — Basic	178,336	174,507	177,626	171,932

Weighted average Common Shares outstanding — Diluted	180,785	175,586	184,789	174,945

Basic net earnings attributable to Common Shares	$0.14	$0.28	$0.77	$0.80

Diluted net earnings attributable to Common Shares	$0.14	$0.28	$0.76	$0.79

Distributions per Common Share	$0.355	$0.345	$1.065	$1.035

     The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net earnings	$161,580	$166,600
Minority interest share in earnings	3,875	4,304
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110,533	106,403
Gain on disposition of real estate	(5,129)	(863)
Straight-lined rents	(3,676)	(5,392)
Amortization of deferred loan costs	3,696	3,689
Stock-based compensation	8,215	5,150
Income from unconsolidated entities	(35,328)	(15,673)
Foreign currency exchange losses, net	13,545	495
Deferred income tax expense	16,097	3,507
Decrease in accounts receivable and other assets	(22,654)	(30,476)
Increase in accounts payable and accrued expenses and other liabilities	24,839	37,096

Net cash provided by operating activities	275,593	274,840

Investing activities:
Real estate investments	(675,152)	(612,374)
Tenant improvements and lease commissions on previously leased space	(19,218)	(16,379)
Recurring capital expenditures	(27,719)	(23,401)
Proceeds from dispositions of real estate	744,194	690,752
Proceeds from repayment of note receivable	—	10,424
Cash balances recorded upon consolidation of Kingspark Holding S.A.	9,532	—
(Advances to) amounts received from unconsolidated entities, net	(53,649)	176,228

Net cash provided by (used in) investing activities	(22,012)	225,250

Financing activities:
Net proceeds from issuances under Common Share plans	131,161	48,575
Repurchase of Common Shares	(55,325)	(16,000)
Redemption of Series A preferred shares	—	(135,000)
Redemption of Series B convertible preferred shares	—	(4,583)
Debt issuance and other transaction costs incurred	—	(1,815)
Distributions paid on Common Shares	(189,017)	(177,332)
Distributions paid on preferred shares	(24,537)	(29,130)
Distributions paid to minority interest holders	(5,458)	(5,248)
Principal payments on senior unsecured debt	(40,625)	(30,000)
Regularly scheduled payments and prepayments of principal on employee share purchase notes	3,979	1,395
Proceeds from settlement of derivative financial instruments	159	106
Payments for derivative financial instruments	(1,398)	(2,232)
Proceeds from lines of credit	1,099,683	976,406
Payments on lines of credit	(1,109,419)	(1,128,675)
Regularly scheduled principal payments on secured debt	(5,627)	(5,764)
Principal prepayment on secured debt	(2,473)	(7,544)

Net cash used in financing activities	(198,897)	(516,841)

Net increase (decrease) in cash and cash equivalents	54,684	(16,751)
Cash and cash equivalents, beginning of period	27,989	57,870

Cash and cash equivalents, end of period	$82,673	$41,119

See Note 8 for information on non-cash investing and financing activities.

     The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1. General

     Business

     ProLogis is a publicly held real estate investment trust (“REIT”) that owns, operates and develops industrial distribution properties in North America (the United States and Mexico), Europe (ten countries) and Asia (Japan). The ProLogis Operating System®, comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group, utilizes ProLogis’ international network of properties to meet its customers’ distribution space needs globally. ProLogis’ business consists of three reportable business segments: property operations, corporate distribution facilities services business (“CDFS business”) and temperature-controlled distribution operations. ProLogis’ CDFS business activities include: (i) the development of distribution properties with the intent to contribute the property to unconsolidated property funds in which ProLogis maintains an ownership interest and acts as manager or to sell the property to third parties; (ii) the acquisition and subsequent rehabilitation and/or repositioning of distribution properties with the intent to contribute the property to unconsolidated property funds in which ProLogis maintains an ownership interest and acts as manager or to sell the property to a third party; (iii) the sale of land parcels when ProLogis’ plans no longer include the development of these parcels; and (iv) development activities on behalf of customers or third parties for a fee. See Note 7.

     Principles of Financial Presentation

     The consolidated condensed financial statements of ProLogis as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of ProLogis believes that the disclosures presented are adequate, these interim consolidated condensed financial statements should be read in conjunction with ProLogis’ December 31, 2001 audited consolidated financial statements contained in ProLogis’ 2001 Annual Report on Form 10-K, as amended.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of ProLogis’ consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year. Certain of the 2001 amounts have been reclassified to conform to the 2002 financial statement presentation.

     The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ProLogis’ investment in Kingspark Holding S.A. (collectively with its subsidiaries “Kingspark S.A.”), a CDFS business in the United Kingdom, was previously presented under the equity method. Prior to July 1, 2002, ProLogis owned 100% of the non-voting preferred stock of Kingspark S.A. and all of the non-voting membership interests of Kingspark LLC. Kingspark LLC owned 100% of the voting common stock of Kingspark S.A. ProLogis’ combined ownership interests did not give it control of these entities. As a result, ProLogis recognized its 99.75% share of the economic benefits of these entities under the equity method. The voting membership interests in Kingspark LLC were owned by K. Dane Brooksher, ProLogis’ chairman and chief executive officer. As of July 1, 2002, ProLogis acquired the voting membership interests in Kingspark LLC from Mr. Brooksher for $45,000 resulting in ProLogis owning 100% of the common and preferred stock of Kingspark S.A. as of that date. ProLogis began presenting its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis as of July 1, 2002. In accordance with GAAP, this change in reporting method does not result in a restatement of previously reported financial information and ProLogis’ consolidated shareholders’ equity and its consolidated net earnings are the same under the two methods of presentation. Accordingly, through June 30, 2002, ProLogis’ investments in Kingspark S.A. and Kingspark LLC are presented under the equity method.

     Recently Adopted Accounting Standards

     On January 1, 2002, ProLogis adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The impairment guidance in existing rules for equity method goodwill will continue to apply. ProLogis has goodwill balances in all three of its operating segments. ProLogis assessed its goodwill balances for impairment as of January 1, 2002, the date of adoption. In accordance with the provisions of SFAS No. 142, this assessment occurred during the first six months of 2002. No transitional impairment adjustment to ProLogis’ goodwill balances was required as a result of this assessment. SFAS No. 142 also requires that goodwill be assessed for impairment at least annually after the initial assessment is performed. ProLogis performed an assessment of the goodwill balance recorded in its CDFS business segment as of June 30, 2002. As a result of the assessment of the CDFS business segment goodwill balance, no impairment adjustment was required. Goodwill in the property operations segment and the temperature-controlled distribution segment will be assessed before the end of 2002.

     Other provisions of SFAS No. 142 changed the guidance for recognition of acquired intangible assets other than goodwill. However, amortization of intangible assets over their useful lives does continue. ProLogis and its unconsolidated entities do not have any acquired intangibles other than goodwill. Had SFAS No. 142 been applicable in 2001, ProLogis’ net earnings attributable to Common Shares would have changed as follows (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net earnings attributable to Common Shares, as reported	$48,911	$137,470
Goodwill amortization (1)	2,423	8,304

Adjusted net earnings attributable to Common Shares	$51,334	$145,774

Basic per share net earnings attributable to Common Shares, as reported	$0.28	$0.80
Goodwill amortization (1)	0.01	0.05

Adjusted basic per share net earnings attributable to Common Shares	$0.29	$0.85

Diluted per share net earnings attributable to Common Shares, as reported	$0.28	$0.79
Goodwill amortization (1)	0.01	0.04

Adjusted diluted per share net earnings attributable to Common Shares	$0.29	$0.83

(1)	Also, includes ProLogis’ share of the goodwill amortization expense recognized under the equity method from its investments in unconsolidated entities.

     SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides implementation guidance with respect to accounting for impairment of long-lived assets. In management’s opinion, ProLogis’ long-lived assets are not carried at amounts in excess of their fair values. Also, SFAS No. 144 requires that discontinued operations be measured at the lower of carrying amount or fair value less cost to sell, similar to the basis used for other long-lived assets. Additionally, future operating losses of discontinued operations are no longer recognized before they occur. Under SFAS No. 144, the properties sold by ProLogis to third parties are considered to be discontinued operations unless such properties were developed under a pre-sale agreement. However, properties contributed to entities in which ProLogis maintains an ownership interest are not considered to be discontinued operations under SFAS No. 144 due to ProLogis’ continuing involvement with the property. Properties disposed of by ProLogis’ unconsolidated entities also are not considered to be discontinued operations under SFAS No. 144. For the nine months ended September 30, 2002, ProLogis is not reporting discontinued operations for the ten properties disposed of to third parties during the period as the effect of such presentation in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income is not material.

     Interest Expense

     Interest expense recognized after capitalization was $116.8 million and $123.4 million for the nine months in 2002 and 2001, respectively. Amounts capitalized for the nine months in 2002 and 2001 were $20.9 million and $18.4 million, respectively. Amortization of deferred loan costs included in interest expense recognized was $3.7 million for both nine-month periods in 2002 and 2001. Total interest paid in cash on all outstanding debt was $129.2 million and $133.2 million for the nine months in 2002 and 2001, respectively.

2. Real Estate

     Real Estate Investments

     Real estate investments consisting of income producing industrial distribution properties, properties under development and land held for future development, at cost, are summarized as follows (in thousands):

	September 30,	December 31,
	2002	2001

Distribution properties (1):
Improved land	$685,390	$645,343
Buildings and improvements	3,605,279	3,517,859

	4,290,669	4,163,202
Properties under development (including cost of land) (2)(3)	259,892	131,545
Land held for development (4)	386,911	200,737
Other investments (5)	83,838	92,709

Total real estate	5,021,310	4,588,193
Less accumulated depreciation	666,415	574,871

Net real estate	$4,354,895	$4,013,322

(1)	As of September 30, 2002 and December 31, 2001, ProLogis had 1,203 and 1,208 directly owned distribution properties, respectively, consisting of 121,560,000 and 123,356,000 square feet, respectively.

(2)	Properties under development consist of 41 buildings aggregating 10,649,000 square feet as of September 30, 2002 (including five buildings aggregating 661,000 square feet owned by Kingspark S.A. — see Note 1) and 16 buildings aggregating 5,357,000 square feet as of December 31, 2001.

(3)	In addition to the September 30, 2002 construction costs payable balance of $29.3 million, ProLogis had unfunded commitments on its contracts for properties under construction totaling $340.1 million as of September 30, 2002.

(4)	Land held for future development consists of 2,250 acres as of September 30, 2002 (including 244 acres owned by Kingspark S.A. — see Note 1) and 1,976 acres as of December 31, 2001.

(5)	Other investments include: (i) restricted funds ($9.1 million and $65.0 million on deposit with title companies as of September 30, 2002 and December 31, 2001, respectively) that have been escrowed pending the completion of tax-deferred exchange transactions; (ii) earnest money deposits related to potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase of future development projects.

     ProLogis’ distribution properties, properties under development and land held for future development are located in North America (the United States and Mexico), ten countries in Europe and in Japan. One individual market, as defined by ProLogis and presented in its 2001 Annual Report on Form 10-K, as amended, represents more than 10% of ProLogis’ total real estate assets before depreciation (Dallas/Ft. Worth, Texas at 11%).

     Operating Lease Agreements

     ProLogis leases its properties to customers under agreements that are classified as operating leases. As of September 30, 2002, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties during each of the years in the five-year period ending December 31, 2006 and thereafter are as follows (in thousands):

Remainder of 2002	$108,363
2003	374,827
2004	294,498
2005	216,304
2006	148,065
2007 and thereafter	324,441

$1,466,498

     ProLogis’ largest customer (based on rental income) in its directly owned properties accounted for 0.84% of ProLogis’ annualized rental income for the nine months ended September 30, 2002. The annualized base rent for ProLogis’ 25 largest customers (based on rental income) accounted for 13.8% of ProLogis’ annualized rental income for the nine months ended September 30, 2002.

3. Unconsolidated Entities

     Investments In and Advances To Unconsolidated Entities

     Investments in and advances to unconsolidated entities are as follows (in thousands):

	September 30,	December 31,
	2002	2001

Temperature-controlled distribution companies:
CSI/Frigo LLC (1)	$(4,415)	$(2,492)
ProLogis Logistics (2)	185,657	174,295
Frigoscandia S.A. (3)	183,775	186,168

	365,017	357,971

Property funds:
ProLogis California	119,057	118,846
ProLogis North American Properties Fund I	46,975	45,331
ProLogis North American Properties Fund II	6,706	8,210
ProLogis North American Properties Fund III	5,972	6,273
ProLogis North American Properties Fund IV	4,019	4,747
ProLogis North American Properties Fund V (4)	34,178	—
ProLogis European Properties Fund (5)	349,045	263,114
ProLogis Japan Properties Fund (6)	7,780	—

	573,732	446,521

CDFS companies:
Kingspark LLC (7)	—	9,937
Kingspark S.A. (7)	—	490,074
ProLogis Kingspark Joint Ventures (8)	48,212	—

	48,212	500,011

Insight	2,482	2,479
ProLogis Equipment Services	2,302	1,680
GoProLogis (9)	—	2,073

Total	$991,745	$1,310,735

(1)	CSI/Frigo LLC owns 100% of the voting common stock of ProLogis Logistics Services Incorporated (“ProLogis Logistics”) and Frigoscandia Holding S.A. (“Frigoscandia S.A.”). ProLogis owns the non-voting membership interests of CSI/Frigo LLC and K. Dane Brooksher, ProLogis’ chairman and chief executive officer, owns the voting membership interests of CSI/Frigo LLC.

(2)	ProLogis made an additional equity investment of $31.5 million in ProLogis Logistics during the nine months ended September 30, 2002. These funds were used by ProLogis Logistics to repay ProLogis Logistics’ direct borrowings under ProLogis’ line of credit. ProLogis Logistics owns CS Integrated LLC (“CSI”), a temperature-controlled distribution company operating in the United States. The operating assets of CSI have been classified as held for sale for substantially all of 2002.

On October 23, 2002, all of the operations and substantially all of the operating assets of CSI were sold. In anticipation of this transaction, ProLogis Logistics and CSI recognized impairment charges related to the carrying value of CSI’s property, plant and equipment and the carrying value of ProLogis Logistics’ investment in CSI. Through its investment in ProLogis Logistics, ProLogis’ share of the impairment charges was $37.2 million. After recognition of these charges, the carrying value of ProLogis’ investment in ProLogis Logistics is reported at its estimated fair value less cost to sell as of September 30, 2002. As part of the October 2002 transaction, CSI also sold certain management contracts. ProLogis’ share of the gain that CSI will recognize from the sale of these contracts will be approximately $10.0 million. Accordingly, ProLogis’ share of the combined net loss related to this transaction is approximately $27.2 million. Of the total purchase price, $7.5 million will be received over a three-year period subject to future performance criteria of certain of CSI’s assets that were sold. ProLogis and CSI expect that the full amount of the purchase price will be received and has considered this future payment in the calculation of the impairment charges recorded as of September 30, 2002 and in the calculation of the total loss recognized in October 2002.

After the sale is completed, CSI will continue to own two operating properties and one office property aggregating $44.2 million that are leased to the purchasers and $11.2 million of other properties (one operating property that is leased to an operator and four tracts of land). In the fourth quarter of 2002, ProLogis expects to purchase the voting common stock of ProLogis Logistics from CSI/Frigo LLC. With this purchase, ProLogis will own 100% of ProLogis Logistics’ common and preferred stock and will present its investment in ProLogis Logistics on a consolidated basis.

(3)	During the nine months ended September 30, 2002, Frigoscandia S.A. and its wholly owned subsidiaries disposed of 46.5 million cubic feet of operating facilities representing all of the assets in Sweden, Denmark, Finland, Norway, the Netherlands, Spain and Italy and the remaining assets located in Germany. These dispositions generated net proceeds of $123.6 million and a net loss of $3.7 million. Of the total proceeds, approximately $90.0 million was used to repay all but $0.4 million of the entities’ outstanding third party debt. As of September 30, 2002, Frigoscandia S.A. and its wholly owned subsidiaries owned or operated 103.6 million cubic feet of temperature-controlled distribution facilities, substantially all of which are located in France and the United Kingdom.

(4)	ProLogis-Macquarie Fund (“ProLogis North American Properties Fund V”) began operations on March 28, 2002 as a general partnership between an affiliate of Macquarie Bank Limited (“Macquarie Bank”) with an 85% ownership interest and ProLogis with a 15% ownership interest. On formation, ProLogis North American Properties Fund V acquired 22 distribution properties aggregating 3.9 million square feet in 12 markets in the United States and two markets in Mexico from ProLogis. In June 2002, ProLogis North American Properties Fund V acquired 19 distribution properties aggregating 4.3 million square feet in seven markets in the United States and three markets in Mexico from ProLogis and in September 2002, ProLogis North American Properties Fund V acquired four distribution properties aggregating 1.5 million square feet in three markets in the United States and one market in Mexico from ProLogis. As of September 30, 2002, ProLogis North American Properties Fund V’s total portfolio consists of 45 distribution properties aggregating 9.7 million square feet in 17 markets in the United States and three markets in Mexico.

In June 2002, Macquarie ProLogis Trust (“MPRCA”) acquired Macquarie Bank’s ownership interest in ProLogis North American Properties Fund V. MPRCA was formed in June 2002 as a listed property trust in Australia and began trading its shares on the Australian Stock Exchange on June 26, 2002. A management company, in which ProLogis and Macquarie Bank each have a 50% ownership interest, was formed to act as manager of ProLogis North American Properties Fund V. The management company has a 0.0005% direct ownership interest and a 7.2% indirect ownership interest (through its ownership interest in MPRCA) in ProLogis North American Properties Fund V. As of September 30, 2002, the ownership of ProLogis North American Properties Fund V was: (i) 80.7% owned by MPRCA; (ii) 15.7% owned by ProLogis (direct interest and through its 50% ownership interest in the management company); and (iii) 3.6% owned by Macquarie Bank (all through its 50% ownership interest in the management company). The investment amount recorded by ProLogis represents its total equity investment in ProLogis North American Properties Fund V (both direct and through its ownership in the management company), including acquisition costs, as adjusted for ProLogis’ share of cumulative earnings of these entities and the portion of the gains resulting from the disposition of ProLogis’ properties to ProLogis North American Properties Fund V that does not qualify for income recognition by ProLogis due to its continuing ownership in ProLogis North American Properties Fund V.

(5)	ProLogis European Properties Fund acquired 21 properties aggregating 4.8 million square feet at a total cost of $382.1 million from ProLogis and Kingspark S.A. during the nine months ended September 30, 2002. ProLogis and Kingspark S.A. received additional equity interests in ProLogis European Properties Fund aggregating $42.5 million in connection with these contributions. ProLogis also made additional cash investments aggregating $56.2 million in ProLogis European Properties Fund during the nine months ended September 30, 2002 under a subscription agreement that expired on September 15, 2002. ProLogis’ ownership interest in ProLogis European Properties Fund was 29.3% at September 30, 2002 and 35.4% at December 31, 2001.

(6)	ProLogis Japan Properties Fund began operations on September 24, 2002 with the acquisition of one property from ProLogis aggregating 0.2 million square feet with a total cost of $62.7 million. ProLogis Japan Properties Fund is structured as a partnership under U.S. income tax law with a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”) having an 80% ownership interest and ProLogis having a 20% ownership interest.

(7)	As of July 1, 2002, ProLogis’ investments in Kingspark S.A. and Kingspark LLC are presented on a consolidated basis in ProLogis’ consolidated condensed financial statements. See Note 1.

(8)	Represents investments in joint ventures that develop distribution properties in the United Kingdom and collectively own 150 acres of land and control 525 acres of land in the United Kingdom. ProLogis’ ownership in these ventures is 50%. Kingspark S.A. has the direct ownership interest in these joint ventures. While ProLogis’ investment in Kingspark S.A. was presented under the equity method these joint ventures were included as a part of ProLogis’ investment in Kingspark S.A. With Kingspark S.A. presented on a consolidated basis, these joint ventures are presented as separate investments in unconsolidated entities under the equity method. See Note 1.

(9)	During the nine months ended September 30, 2002, ProLogis, under the equity method, recognized its share of an impairment adjustment recognized by GoProLogis Incorporated (“GoProLogis”). This impairment adjustment reduced GoProLogis’

investment in the non-cumulative preferred stock of Vizional Technologies Inc. (“Vizional Technologies”) to zero. The investment in Vizional Technologies is GoProLogis’ only asset.

     Income (Loss) from Unconsolidated Entities

     ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Temperature-controlled distribution companies:
CSI/Frigo LLC (1)	$(257)	$(550)	$(1,682)	$(1,343)
ProLogis Logistics (2)	(31,711)	(1,036)	(23,278)	(3,636)
Frigoscandia S.A. (2)	2,861	(8,066)	7,926	(18,061)

	(29,107)	(9,652)	(17,034)	(23,040)

Property funds:
ProLogis California (3)	3,679	3,067	11,040	10,186
ProLogis North American Properties Fund I (4)	1,872	967	4,724	3,561
ProLogis North American Properties Fund II (5)	746	728	2,459	1,634
ProLogis North American Properties Fund III (6)	581	542	2,128	582
ProLogis North American Properties Fund IV (7)	461	(12)	1,484	(12)
ProLogis North American Properties Fund V (8)	882	—	4,594	—
ProLogis European Properties Fund (9)	5,894	957	17,793	8,890
ProLogis European Properties S.a.r.l. (10)	—	—	—	36
ProLogis Japan Properties Fund	16	—	16	—

	14,131	6,249	44,238	24,877

CDFS companies:
Kingspark LLC (11)	—	631	1,049	897
Kingspark S.A. (11)	—	17,384	28,482	29,807
ProLogis Kingspark Joint Ventures	350	—	350	—

	350	18,015	29,881	30,704

Insight	—	—	4	(10)
ProLogis Equipment Services (12)	622	—	622	(155)
GoProLogis (13)	—	—	(2,073)	3,043
ProLogis PhatPipe (14)	—	—	—	(6,789)

	622	—	(1,447)	(3,911)

	$(14,004)	$14,612	$55,638	$28,630

(1)	Amounts represent ProLogis’ share of the earnings or losses of CSI/Frigo LLC recognized under the equity method based upon its ownership interest in CSI/Frigo LLC (effectively 95%) and interest income on outstanding notes. CSI/Frigo LLC recognizes its share of the earnings or losses of ProLogis Logistics and Frigoscandia S. A. under the equity method based upon its 5% ownership interest in each entity.

(2)	ProLogis recognizes its direct share of the earnings or losses of ProLogis Logistics and Frigoscandia S.A. under the equity method based upon its direct 95% ownership interest in each entity and also recognizes interest income on outstanding notes, if any.

(3)	Income includes property and asset management, leasing, development and other fees of $797,000 and $2,366,000 for the three and nine months ended September 30, 2002, respectively, and $734,000 and $2,308,000 for the three and nine months ended September 30, 2001, respectively. ProLogis has had a 50% ownership interest in ProLogis California since its inception.

(4)	Income includes property and asset management, leasing, development and other fees of $1,008,000 and $2,254,000 for the three and nine months ended September 30, 2002, respectively, and $464,000 and $1,592,000 for the three and nine months ended September 30, 2001, respectively. ProLogis had a 20% ownership interest in ProLogis North American Properties Fund I from its inception in 2000 until January 14, 2001 and has had a 41.3% ownership interest since that date.

(5)	Income includes property and asset management, leasing and other fees of $499,000 and $1,513,000 for the three and nine months ended September 30, 2002, respectively, and $508,000 and $1,054,000 for the three and nine months ended September 30, 2001, respectively. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund II since its inception in 2000.

(6)	ProLogis North American Properties Fund III began operations on June 15, 2001. Income includes property and asset management, leasing and other fees of $506,000 and $1,554,000 for the three and nine months ended September 30, 2002, respectively, and $501,000 for both the three and nine months ended September 30, 2001. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund III since its inception.

(7)	ProLogis North American Properties Fund IV began operations on September 21, 2001. Income includes property and asset management, leasing and other fees of $292,000 and $911,000 for the three and nine months ended September 30, 2002, respectively. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund IV since its inception.

(8)	ProLogis North American Properties Fund V began operations on March 28, 2002. Income includes property management, leasing and other fees of $348,000 and $3,702,000 for the three and nine months ended September 30, 2002, respectively. ProLogis’ ownership interest in ProLogis North American Properties Fund V has been between 15.0% and 16.9% since its inception.

(9)	Income includes property and asset management fees of $4,289,000 and $11,355,000 for the three and nine months ended September 30, 2002, respectively, and $2,509,000 and $6,013,000 for the three and nine months ended September 30, 2001, respectively. ProLogis recognizes its share of the earnings or losses of ProLogis European Properties Fund based on its average ownership interest during the respective period, which was 32.3% and 40.6% for the nine months ended September 30, 2002 and 2001, respectively.

(10)	Amount in 2001 represents income from ProLogis’ investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. for the period from January 1, 2001 to January 6, 2001. As of January 7, 2001, 100% of ProLogis European Properties S.a.r.l. was owned by ProLogis European Properties Fund.

(11)	As of July 1, 2002, ProLogis’ investments in Kingspark S.A. and Kingspark LLC are presented on a consolidated basis in ProLogis’ consolidated condensed financial statements. See Note 1.

(12)	In September 2002, ProLogis Equipment Services sold substantially all of its operating assets to an affiliate of General Electric Capital Corporation (“GE Capital”), ProLogis’ largest shareholder. See Note 4. ProLogis expects that ProLogis Equipment Services will be fully liquidated by the end of 2002. ProLogis’ share of the gain resulting from this transaction was $0.6 million and is included in the income recognized under the equity method for the nine months ended September 30, 2002.

(13)	For the nine months ended September 30, 2002, the amount consists of ProLogis’ share of the loss of GoProLogis recognized under the equity method. GoProLogis’ loss consists entirely of an impairment adjustment that reduces its investment in Vizional Technologies to zero. For the three and nine months ended September 30, 2001, the amount consists of ProLogis’ share of the income of GoProLogis recognized under the equity method. GoProLogis’ income consists of license fee income earned from Vizional Technologies for the non-exclusive use of the ProLogis Operating System®.

(14)	During the second quarter of 2001, ProLogis, under the equity method, recognized its share of an impairment adjustment of $7.5 million recognized by ProLogis Broadband (1) Incorporated (“ProLogis PhatPipe”). This impairment adjustment reduced ProLogis PhatPipe’s investment in the non-cumulative preferred stock of PhatPipe Inc. (“PhatPipe”) to zero. The investment in PhatPipe was ProLogis PhatPipe’s only asset. For the nine months ended September 30, 2001, ProLogis PhatPipe also earned license fee income from PhatPipe for the non-exclusive use of the ProLogis Operating System®.

     Temperature-Controlled Distribution Companies

     ProLogis’ total investment in its temperature-controlled distribution companies as of September 30, 2002 consisted of (in millions of U.S. dollars):

	CSI/Frigo	ProLogis	Frigoscandia
	LLC(1)	Logistics(2)	S.A.(3)

Equity interest	$0.4	$263.4	$13.6
ProLogis’ share of the cumulative losses of the entity	(8.0)	(92.3)	(123.7)

Subtotal	(7.6)	171.1	(110.1)
Other (including acquisition costs), net	(0.1)	—	—

Subtotal	(7.7)	171.1	(110.1)
Notes and other receivables	3.3	14.6 (4)	293.9 (5)

Total	$(4.4)	$185.7	$183.8

(1)	ProLogis owns 89% of the membership interests (all non-voting) and K. Dane Brooksher, ProLogis’ chairman and chief executive officer, owns 11% of the membership interests (all voting) of CSI/Frigo LLC, a limited liability company. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings or losses of CSI/Frigo LLC. ProLogis does not have control of CSI/Frigo LLC; therefore, ProLogis presents its investment in CSI/Frigo LLC under the equity method.

(2)	ProLogis directly owns all of the non-voting preferred stock of ProLogis Logistics, representing a 99.23% interest in the earnings or losses of ProLogis Logistics. ProLogis Logistics owns 100% of CSI. The voting common stock of ProLogis Logistics is owned by CSI/Frigo LLC. ProLogis does not have control of ProLogis Logistics and presents its investment in ProLogis Logistics under the equity method. All of the operations and substantially all of the operating assets of CSI were sold on October 23, 2002. As of September 30, 2002, ProLogis Logistics and CSI recognized impairment charges related to the carrying value of CSI’s property, plant and equipment and the carrying value of ProLogis Logistics’ investment in CSI. ProLogis’ share of the impairment charges was $37.2 million. As part of the October 2002 transaction, CSI also sold certain management contracts. ProLogis’ share of the gain that CSI will recognize from the sale of these contracts is approximately $10.0 million. Accordingly, ProLogis’ share of the combined net loss related to this transaction is approximately $27.2 million.

(3)	ProLogis directly owns all of the non-voting preferred stock of Frigoscandia S.A., representing a 95% interest in the earnings or losses of Frigoscandia S.A. The voting common stock of Frigoscandia S.A. is owned by CSI/Frigo LLC. ProLogis does not have control of Frigoscandia S.A.; therefore, ProLogis presents its investment in Frigoscandia S.A. under the equity method.

(4)	Represents $14.6 million of other receivables only, primarily related to the funding by ProLogis of interest payments associated with ProLogis Logistics’ third party debt.

(5)	In addition to other receivables aggregating $52.1 million (primarily interest on notes receivable) the balance includes:

•	776.6 million Swedish krona (the currency equivalent of approximately $83.7 million as of September 30, 2002) unsecured note from a wholly owned subsidiary of Frigo S.a.r.l. (which is a wholly owned subsidiary of Frigoscandia S.A.); interest at 5.0% per annum; due on demand;

•	9.9 million euro (the currency equivalent of approximately $9.7 million as of September 30, 2002) unsecured note from a wholly owned subsidiary of Frigo S.a.r.l.; interest at 5.0% per annum; due on demand;

•	$105.4 million unsecured note from Frigoscandia S.A., interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand;

•	41.2 million euro (the currency equivalent of approximately $40.7 million as of September 30, 2002) unsecured note from Frigo S.a.r.l.; interest at 5.0% per annum; due on demand; and

•	1.5 million pounds sterling (the currency equivalent of approximately $2.3 million, as of September 30, 2002) unsecured note from Frigo S.a.r.l.; interest at 5.0% per annum; due on demand.

     Property Funds

     ProLogis’ total investment in property funds as of September 30, 2002 consisted of (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund(1)	Fund

Equity interest	$188.5	$58.2	$14.4	$12.1	$8.4	$33.3	$418.0	$3.3
Distributions (2)	(72.2)	(10.6)	(3.2)	(2.1)	(1.4)	(0.4)	(39.8)	—
ProLogis’ share of the cumulative earnings of the entity, excluding fees earned	30.2	5.0	1.1	0.6	0.7	2.6	23.7	— (3)

Subtotal	146.5	52.6	12.3	10.6	7.7	35.5	401.9	3.3
Adjustments to carrying value (4)	(29.4)	(8.6)	(7.1)	(5.7)	(4.5)	(8.6)	(75.4)	(1.5)
Other, net (5)	1.9	2.8	1.3	1.0	0.8	4.3	10.9	0.6

Subtotal	119.0	46.8	6.5	5.9	4.0	31.2	337.4	2.4
Other receivables (payables)	0.1	0.2	0.2	0.1	—	3.0	11.6	5.4

Total	$119.1	$47.0	$6.7	$6.0	$4.0	$34.2	$349.0	$7.8

(1)	Third parties have invested 1,060.3 million euros (the currency equivalent of approximately $1,045.5 million as of September 30, 2002) in ProLogis European Properties Fund since its inception in September 1999 under the terms of a subscription agreement. This subscription agreement expired on September 15, 2002 with all commitments having been funded. ProLogis European Properties Fund has no unfunded equity commitments as of September 30, 2002 but is in negotiation to obtain additional equity commitments.

(2)	Distributions are made based on calculations of cash available for distribution as defined by each entity rather than net earnings.

(3)	ProLogis’ share of the cumulative earnings of this entity was $16,000 for the period from inception of operations on September 24, 2002 to September 30, 2002.

(4)	Reflects the reduction in carrying value for the portions of net gains on the disposition of properties to each entity that do not qualify for current income recognition by ProLogis due to ProLogis’ continuing ownership in these entities.

(5)	Includes acquisition costs related to ProLogis’ investment in the property funds and, with respect to ProLogis European Properties Fund, ProLogis’ share of the cumulative foreign currency translation adjustments.

     Summarized Financial Information

     Summarized financial information for certain of ProLogis’ unconsolidated entities as of September 30, 2002 and for the nine months then ended is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

				ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
				North	North	North	North	North	ProLogis	ProLogis
				American	American	American	American	American	European	Japan
	ProLogis	Frigoscandia	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	Logistics(1)	S.A.(1)	California(2)	Fund I(3)	Fund II(4)	Fund III(4)	Fund IV(4)	Fund V(5)	Fund(6)	Fund(4)

Total assets	$306.4	$257.2	$592.5	$362.6	$231.9	$206.3	$143.9	$444.1	$2,232.1	$70.0
Total liabilities (7)(8)	$135.6	$375.3	$299.3	$238.0	$169.9	$153.2	$104.8	$228.6	$868.2	$54.1
Minority interest	$—	$0.2	$—	$—	$—	$—	$—	$—	$—	$—
Equity	$170.8	$(118.3)	$293.2	$124.6	$62.0	$53.1	$39.1	$215.5	$1,363.9	$15.9
Revenues	$243.4	$150.0	$52.6	$32.5	$20.9	$19.1	$13.2	$19.3	$97.3	$—
Net earnings (losses) (9)	$(24.0)	$0.4	$16.4	$5.6	$3.9	$2.2	$2.4	$7.6	$17.7	$—	(10)

(1)	ProLogis had an ownership interest in excess of 99% in each entity as of September 30, 2002.

(2)	ProLogis had a 50% ownership interest in this entity as of September 30, 2002.

(3)	ProLogis had a 41.3% ownership interest in this entity as of September 30, 2002.

(4)	ProLogis had a 20% ownership interest in each entity as of September 30, 2002.

(5)	ProLogis had a 15.7% ownership interest in this entity as of September 30, 2002.

(6)	ProLogis had a 29.3% ownership interest in this entity as of September 30, 2002.

(7)	Total liabilities for the respective entities include amounts due to ProLogis of: (i) $14.6 million for ProLogis Logistics; (ii) $293.9 million for Frigoscandia S.A.; (iii) $0.1 million for ProLogis California; (iv) $0.2 million for ProLogis North American Properties Fund I; (v) $0.2 million for ProLogis North American Properties Fund II; (vi) $0.1 million for ProLogis North American Properties Fund III; (vii) $3.0 million for ProLogis North American Properties Fund V; (viii) $11.6 million for ProLogis European Properties Fund; and (ix) $5.4 million for ProLogis Japan Properties Fund.

(8)	Total liabilities for the respective entities include loans due to third parties of: (i) $92.0 million for ProLogis Logistics ($90.0 million that was guaranteed by ProLogis was repaid with the proceeds in October 2002 from the CSI transaction and the remaining $2.0 million was assumed by the purchaser in the CSI transaction); (ii) $0.4 million for Frigoscandia S.A.; (iii) $291.5 million for ProLogis California; (iv) $232.6 million for ProLogis North American Properties Fund I; (v) $165.0 million for ProLogis North American Properties Fund II; (vi) $150.3 million for ProLogis North American Properties Fund III; (vii) $103.2 million for ProLogis North American Properties Fund IV; (viii) $220.2 million for ProLogis North American Properties Fund V (of which $47.2 million that is due in February 2002, including an option to extend, is guaranteed by ProLogis); (ix) $766.6 million for ProLogis European Properties Fund; and (x) $47.0 million for ProLogis Japan Properties Fund (all of which is guaranteed by ProLogis and is due in December 2002).

(9)	ProLogis’ share of the net earnings or losses of the respective entities and interest income on amounts due to ProLogis are recognized in the Consolidated Statements of Earnings and Comprehensive Income as “Income from unconsolidated entities.” The net earnings of each entity includes interest expense on amounts due to ProLogis, as applicable, and includes net foreign currency exchange gains of $5.2 million for Frigoscandia S.A. and net foreign currency exchange losses of $10.2 million for ProLogis European Properties Fund.

(10)	Net earnings of this entity were $79,000 for the period from inception of operations on September 24, 2002 to September 30, 2002.

4. Shareholders’ Equity

     During the nine months ended September 30, 2002, ProLogis generated net proceeds of $131.2 million from the issuance of 4,809,000 common shares of beneficial interest, $0.01 par value (“Common Shares”) under its 1999 Dividend Reinvestment and Share Purchase Plan (the “Plan”) and the issuance of 968,000 Common Shares under other Common Share plans. Also, in 2002, ProLogis issued 204,000 Common Shares upon conversion of limited partnership units.

     On October 15, 2002, ProLogis advised its shareholders of its intent to amend the Plan effective on November 13, 2002. The amendments to the Plan will: (i) limit participants in the Plan to only those holders of Common Shares registered on the share transfer books of ProLogis in the shareholder’s name; (ii) limit the distributions that can be reinvested to those distributions earned on no more than 300,000 Common Shares per quarter; and (iii) allow for the discount at which distributions can be reinvested and optional share purchases can be made to be within a range of 0% to 2% (currently the discount is fixed at 2%).

     Under a Common Share repurchase program, ProLogis may repurchase up to $115.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, will be repurchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. During the nine months in 2002, 2,298,000 Common Shares were repurchased under this program at a total cost of $55.3 million. As of September 30, 2002, ProLogis had repurchased a total of 3,077,000 Common Shares under this program at a total cost of $71.3 million.

     On May 14, 2002, Security Capital, formerly ProLogis’ largest shareholder, became an indirect wholly owned subsidiary of GE Capital. Under the terms of the merger agreement, GE Capital made a portion of the ProLogis Common Shares owned by Security Capital a part of the merger consideration paid to Security Capital’s shareholders. As of September 30, 2002, GE Capital owned approximately 8.8% of the total outstanding Common Shares of ProLogis. Prior to the merger, Security Capital’s ownership was 28.1% of the total outstanding Common Shares of ProLogis. Accordingly, Security Capital had certain rights under the Third Amended and Restated Investor Agreement, dated September 9, 1997, including, but not limited to, the right to nominate persons to serve as Trustees of ProLogis. As provided in the agreement, these rights terminated as a result of the applicable ownership interest falling below 10%. The two Trustees who were nominees of Security Capital resigned as Trustees in May 2002.

     On June 12, 2002, the shareholders of ProLogis, following approval by ProLogis’ Board of Trustees (the “Board”), approved an amendment to ProLogis’ long-term incentive plan (the “Incentive Plan”) to increase the number of Common Shares available for award under the Incentive Plan by 8,000,000 (6,000,000 Common Shares can only be awarded in the form of share options and 2,000,000 can be awarded in any form as allowed under the Incentive Plan). As a result, there are an aggregate of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) available for award under the Incentive Plan.

5. Distributions and Dividends

     Common Distributions

     On February 28, 2002, May 29, 2002 and August 30, 2002, ProLogis paid quarterly distributions of $0.355 per Common Share to shareholders of record on February 14, 2002, May 15, 2002 and August 16, 2002, respectively. In December 2001, the Board set the distribution level for 2002 at $1.42 per Common Share, subject to the Board declaring cash distributions and having funds legally available for the payment of the distributions declared.

     Preferred Dividends

     The annual dividend rates on ProLogis’ cumulative redeemable preferred shares are $4.27 per share (Series C), $1.98 per share (Series D) and $2.19 per share (Series E).

     On January 31, 2002, April 30, 2002 and July 31, 2002, ProLogis paid a quarterly dividend of $0.5469 per share (Series E). On March 29, 2002, June 28, 2002 and September 30, 2002, ProLogis paid quarterly dividends of $1.0675 per share (Series C) and $0.495 per share (Series D).

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

6. Earnings per Common Share

     A reconciliation of the numerator and the denominator used to calculate basic earnings per Common Share to the numerator and the denominator used to calculate diluted earnings per Common Share for the periods indicated (in thousands, except per share amounts) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net earnings attributable to Common Shares	$25,212	$48,911	$137,043	$137,470
Minority interest share in earnings	—	—	3,875	—
Series B preferred share dividends (1)	—	—	—	81

Adjusted net earnings attributable to Common Shares	$25,212	$48,911	$140,918	$137,551

Weighted average Common Shares outstanding — Basic	178,336	174,507	177,626	171,932
Weighted average convertible limited partnership units (2)	—	—	4,980	—
Weighted average convertible Series B preferred shares	—	—	—	2,065
Incremental weighted average effect of potentially dilutive instruments (3)	2,449	1,079	2,183	948

Adjusted weighted average Common Shares outstanding — Diluted	180,785	175,586	184,789	174,945

Per share net earnings attributable to Common Shares:
Basic	$0.14	$0.28	$0.77	$0.80

Diluted	$0.14	$0.28	$0.76	$0.79

(1)	The Series B convertible redeemable preferred shares were redeemed as of March 20, 2001.

(2)	For the three months ended September 30, 2002 and 2001, weighted average limited partnership units of 4,914,000 and 5,088,000 respectively, and for the nine months ended September 30, 2001 weighted average limited partnership units of 5,088,000 were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive.

(3)	Total weighted average potentially dilutive instruments outstanding were 10,085,000 and 8,888,000 for the three months ended September 30, 2002 and 2001, respectively, and 10,366,000 and 8,869,000 for the nine months ended September 30, 2002 and 2001, respectively. Of the total potentially dilutive instruments, 82,000 and 1,577,000 were antidilutive for the three months ended September 30, 2002 and 2001, respectively, and 1,571,000 and 1,797,000 were antidilutive for the nine months ended September 30, 2002 and 2001, respectively.

7. Business Segments

     ProLogis has three reportable business segments:

•	Property operations represents the long-term ownership (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager), management and leasing of distribution properties in the United States, Mexico, Europe and Japan. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

•	CDFS business represents the development, acquisition and rehabilitation or acquisition and repositioning of distribution properties by ProLogis and Kingspark S.A. (which is consolidated in ProLogis’ consolidated condensed financial statements as of July 1, 2002 — see Note 1) in the United States, Mexico, Europe and Japan with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager or to sell the properties to third parties. Additionally, ProLogis earns fees for development activities on behalf of customers or third parties and realizes profits from the sale of land parcels when its plans no longer include the development of these parcels. The operations of this segment are considered to be one operating segment with information presented based upon geographic location.

•	Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.). The operations of these entities are considered to be one operating segment with information presented based upon geographic location. See Note 3 for a discussion of the October 2002 sale of all of the operations and substantially all of the operating assets in this segment in United States.

     Reconciliations of the following items for ProLogis’ three reportable segments are presented below: (i) income from external customers to ProLogis’ total income; (ii) net operating income from external customers to ProLogis’ earnings before minority interest (ProLogis’ chief operating decision makers rely primarily on net operating income and related measures to make decisions about allocating resources and assessing segment performance); and (iii) assets to ProLogis’ total assets. All amounts are in thousands of U.S. dollars.

	Nine Months Ended
	September 30,

	2002	2001

Income:
Property operations:
United States (1)(2)	$340,997	$351,109
Mexico (2)	14,269	14,066
Europe (1)(3)	21,587	12,800
Japan (1)	16	—

Total property operations segment	376,869	377,975

CDFS business:
United States (4)	40,691	65,125
Mexico (5)	11,741	(10)
Europe (6)(7)	62,279	49,417
Japan (8)	6,733	—

Total CDFS business segment	121,444	114,532

Temperature-controlled distribution operations:
United States (9)	(23,456)	(3,663)
Europe (10)	6,422	(19,377)

Total temperature-controlled distribution operations segment	(17,034)	(23,040)

Reconciling items:
Loss from unconsolidated entities	(1,447)	(3,912)
Interest and other income	1,911	4,828

Total reconciling items	464	916

Total income	$481,743	$470,383

Net operating income:
Property operations:
United States (1)(2)	$318,420	$327,050
Mexico (2)	13,873	17,272
Europe (1)(3)	19,565	11,998
Japan (1)	16	—

Total property operations segment	351,874	356,320

CDFS business:
United States (4)	37,872	62,658
Mexico (5)	11,675	(84)
Europe (6)(7)	61,983	49,294
Japan (8)	6,733	—

Total CDFS business segment	118,263	111,868

Temperature-controlled distribution operations:
United States (9)	(23,456)	(3,663)
Europe (10)	6,422	(19,377)

Total temperature-controlled distribution operations segment	(17,034)	(23,040)

Reconciling items:
Loss from unconsolidated entities	(1,447)	(3,912)
Interest and other income	1,911	4,828
General and administrative expense	(40,650)	(38,153)
Depreciation and amortization expenses	(110,533)	(106,403)
Interest expense	(116,790)	(123,377)
Other expenses	—	(3)

Total reconciling items	(267,509)	(267,020)

Earnings before minority interest	$185,594	$178,128

	September 30,	December 31,
	2002	2001

Assets:
Property operations:
United States (2)(11)	$3,574,751	$3,754,960
Mexico (2)	92,044	149,225
Europe (11)	641,742	316,025
Japan (11)	7,780	—

Total property operations segment	4,316,317	4,220,210

CDFS business:
United States	208,322	189,752
Mexico	37,101	17,390
Europe (11)	582,788	628,764
Japan	66,886	43,030

Total CDFS business segment	895,097	878,936

Temperature-controlled distribution operations:
United States (12)	185,429	174,244
Europe (11)	179,588	183,727

Total temperature-controlled distribution operations segment	365,017	357,971

Reconciling items:
Investments in unconsolidated entities (11)	4,784	6,232
Cash and cash equivalents	82,673	27,989
Accounts receivable	29,529	1,880
Other assets	65,027	66,645

Total reconciling items	182,013	102,746

Total assets	$5,758,444	$5,559,863

(1)	In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis’ investment in unconsolidated property funds. See Note 3.

(2)	Although 12 of the total of 45 distribution properties owned by ProLogis North American Properties Fund V are located in Mexico, ProLogis classifies its entire investment in ProLogis North American Properties Fund V and the associated income recognized under the equity method from this entity as part of its United States income, net operating income and assets for the property operations segment.

(3)	Amounts recognized under the equity method include net foreign currency exchange losses of $3.3 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively. See Note 3.

(4)	Includes $39.6 million and $55.3 million of net gains recognized by ProLogis related to the disposition of properties to unconsolidated property funds during the nine months ended September 30, 2002 and 2001, respectively.

(5)	Includes $11.6 million of net gains recognized by ProLogis related to the disposition of properties to ProLogis North American Properties Fund V during the nine months ended September 30, 2002.

(6)	Includes amounts recognized under the equity method related to ProLogis’ investments in Kingspark S.A. and Kingspark LLC through June 30, 2002 (including $4.5 million of net foreign currency exchange gains and $2.3 million of net foreign currency exchange losses for the nine months ended September 30, 2002 and 2001, respectively). See Note 1.

(7)	Includes $30.6 million and $18.0 million of net gains recognized by ProLogis (including amounts recognized by Kingspark S.A. after June 30, 2002) related to the disposition of properties to ProLogis European Properties Fund for the nine months ended September 30, 2002 and 2001, respectively. In addition, includes $10.5 million and $15.3 million of net gains recognized under the equity method related to the disposition of properties to ProLogis European Properties Fund by Kingspark S.A. for the nine months ended September 30, 2002 and 2001, respectively. See Note 1.

(8)	Includes $6.2 million of net gain recognized by ProLogis related to the disposition of a property to ProLogis Japan Properties Fund in September 2002.

(9)	Represents amounts recognized under the equity method related to ProLogis’ investment in ProLogis Logistics and CSI/Frigo LLC. CSI/Frigo LLC recognizes income under the equity method based upon its common stock investment in ProLogis Logistics. Includes a loss of $37.2 million representing ProLogis’ share of impairment charges recognized by ProLogis Logistics and CSI in anticipation of the October 2002 sale of all of the operations and substantially all of the operating assets of CSI. See Note 3.

(10)	Represents amounts recognized under the equity method related to ProLogis’ investment in Frigoscandia S.A. and CSI/Frigo LLC. CSI/Frigo LLC recognizes income under the equity method based upon its common stock investment in Frigoscandia S.A. Includes $5.2 million of net foreign currency exchange gains and $7.9 million of net foreign currency exchange losses for the nine months ended September 30, 2002 and 2001, respectively. See Note 3.

(11)	Amounts include investments in unconsolidated entities accounted for under the equity method. See Notes 1 and 3.

(12)	All of the operations and substantially all of the operating assets in the United States were sold in October 2002. See Note 3.

8. Supplemental Cash Flow Information

     Non-cash investing and financing activities for the nine months ended September 30, 2002, and 2001 are as follows:

•	On July 1, 2002, ProLogis began presenting its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis. See Note 1. Prior to this change in reporting method, ProLogis’ investments in Kingspark S.A. and Kingspark LLC were presented under the equity method. At June 30, 2002, ProLogis’ combined investments in Kingspark S.A. and Kingspark LLC were $510.1 million (net of amounts deferred related to the portion of gains that do not qualify for current income recognition of $19.5 million — see Note 3). Kingspark S.A. and Kingspark LLC had combined total assets of $644.0 million; combined liabilities to third parties of $114.1 million; combined minority interest liability to ProLogis of $529.6 million (including loans of $429.7 million) and net equity of $0.3 million as of July 1, 2002.

•	ProLogis received $53.1 million and $80.1 million of the proceeds from its disposition of properties to unconsolidated property funds in the form of equity interests in these entities during the nine months in 2002 and 2001, respectively.

•	Limited partnership units aggregating $1.1 million were converted into Common Shares in 2002.

•	ProLogis received $2.3 million of the proceeds from the disposition of a property to a third party in the form of a note receivable during the nine months in 2001.

•	Net foreign currency translation adjustments of $65,283,000 and $(19,430,000) were recognized for the nine months in 2002 and 2001, respectively.

•	In connection with the acquisition of properties, ProLogis assumed $7.7 million of mortgage notes in 2001.

•	Series B cumulative convertible redeemable preferred shares aggregating $151.8 million were converted into Common Shares during the nine months in 2001.

•	In connection with the agreement for the acquisition of Kingspark S.A., ProLogis issued approximately 67,000 Common Shares valued at $1.5 million during the nine months in 2001.

•	ProLogis contributed its 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest in ProLogis European Properties Fund of $83.0 million and cash of $16.8 million during the nine months in 2001. ProLogis’ basis in this investment prior to contribution was $84.8 million.

9. Related Party Transactions

     During the nine months ended September 30, 2002, ProLogis paid fees of $4.1 million to an entity previously affiliated with Security Capital. These fees were earned as a result of the capital raised in ProLogis North American Properties Fund V. At the time the arrangement was entered into, Security Capital was ProLogis’ largest shareholder. Security Capital disposed of its ownership interest in this entity prior to its merger with GE Capital in May 2002. See Notes 3 and 4.

     On July 1, 2002, ProLogis acquired the voting membership interest in Kingspark LLC from K. Dane Brooksher, ProLogis’ chairman and chief executive officer, for $45,000. See Note 1.

     In September 2002, GE Capital, ProLogis’ largest shareholder, acquired substantially all of the assets of ProLogis Equipment Services, an unconsolidated entity of ProLogis, for $9.8 million. ProLogis’ share of the gain resulting from this sale was $0.6 million.

     ProLogis leases distribution space to GE Capital, its largest shareholder, and certain of GE Capital’s affiliates on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties. As of September 30, 2002, 792,000 square feet of distribution space were leased to GE Capital or its affiliates with annualized base rental revenues for these leases aggregating $4.2 million.

10. Commitments and Contingencies

     ProLogis guaranteed third-party debt of ProLogis Logistics that was repaid in October 2002. ProLogis has also guaranteed short-term, third party debt of ProLogis North American Properties Fund V and ProLogis Japan Properties Fund. The debt is expected to be repaid with the proceeds from long-term secured debt that each entity expects to obtain. ProLogis does not expect, nor does it intend, to guarantee the long-term secured debt of theses entities. See Note 3.

     ProLogis could have potential contingent obligations with respect to environmental matters. ProLogis or the predecessor owner has subjected all of the properties acquired by ProLogis to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of any environmental liability (including asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis’ business, financial condition or results of operations.

Independent Accountants’ Review Report

Board of Trustees and Shareholders
ProLogis:

     We have reviewed the accompanying consolidated condensed balance sheet of ProLogis (formerly ProLogis Trust) and subsidiaries as of September 30, 2002, and the related consolidated condensed statement of earnings and comprehensive income for the three month and nine month periods ended September 30, 2002 and the consolidated condensed statement of cash flows for the nine month period ended September 30, 2002. These consolidated condensed financial statements are the responsibility of ProLogis’ management.

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

     The consolidated financial statements of ProLogis as of and for the year ended December 31, 2001 were audited by other accountants whose report dated April 3, 2002, expressed an unqualified opinion on those consolidated financial statements. Such consolidated financial statements were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001. Additionally, the consolidated condensed statements of earnings and comprehensive income for the three month and nine month periods ended September 30, 2001, and the related statement of cash flows for the nine month period ended September 30, 2001, were reviewed by other accountants whose report dated November 9, 2001 except with respect to Note 2 as to which the date is April 3, 2002, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with accounting principles generally accepted in the United States.

KPMG LLP

San Diego, California
October 30, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with ProLogis’ Consolidated Condensed Financial Statements and the notes thereto included in Item 1 of this report. See also ProLogis’ 2001 Annual Report on Form 10-K, as amended.

     The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management’s beliefs, and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Specifically, but not limited to, comments concerning ProLogis’ expectations with respect to the United States economy, ProLogis’ ability to raise private capital and generate income in the CDFS business segment (including the comments with respect to ProLogis’ expectation that ProLogis European Properties Fund will be able to obtain additional capital to acquire ProLogis’ completed development properties after September 30, 2002) and ProLogis’ plans for its divestiture of assets from the temperature-controlled distribution operations segment are forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors which may affect outcomes and results include: (i) changes in general economic conditions in ProLogis’ markets that could adversely affect demand for ProLogis’ properties and the creditworthiness of ProLogis’ customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis’ cost of capital and its ability to meet its financial needs and obligations; (iii) increased or unanticipated competition for distribution properties in ProLogis’ target market cities; (iv) the availability of private capital to ProLogis; and (v) those risk factors discussed in ProLogis’ 2001 Annual Report on Form 10-K, as amended.

Results of Operations

     Nine Months Ended September 30, 2002 and 2001

     ProLogis’ net earnings attributable to Common Shares were $137.0 million for the nine months ended September 30, 2002 as compared to $137.5 million for the same period in 2001. For the nine months ended September 30, 2002, basic and diluted per share net earnings attributable to Common Shares were $0.77 and $0.76 per share, respectively. Basic and diluted per share net earnings attributable to Common Shares were $0.80 and $0.79 per share, respectively, for the same period in 2001.

     ProLogis adopted SFAS No. 142 on January 1, 2002. Accordingly, ProLogis and its unconsolidated entities did not recognize amortization expense related to goodwill for the nine months ended September 30, 2002 of approximately $5.2 million ($4.0 million of which represents ProLogis’ share of the goodwill amortization expense of its unconsolidated entities recognized under the equity method). See Note 1 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Net operating income from ProLogis’ property operations segment decreased for the nine months ended September 30, 2002 from the same period in 2001 by $4.4 million. ProLogis’ property operations segment’s net operating income consists of rental income and net rental expenses from properties directly owned by ProLogis, ProLogis’ share of the earnings of its unconsolidated property funds that engage in property operations segment activities and fees earned from these entities. See “— Property Operations”. The CDFS business segment, which provides capital for ProLogis to fund its development activities in addition to generating profits that contribute to ProLogis’ net earnings, generated net operating income of $118.3 million for the nine months in 2002 as compared to net operating income of $111.9 million for the nine months in 2001. Net operating income in this segment is dependent on the volume of properties developed by ProLogis and Kingspark S.A. that are contributed to unconsolidated property funds in which ProLogis maintains an ownership interest and acts as manager, as well as the properties that are sold to third parties. See “— CDFS Business”. The temperature-controlled distribution operations generated a loss of $17.0 million for the nine months in 2002 as compared to a loss of $23.0 million for the same period in 2001. See “— Temperature Controlled Distribution Operations”.

Property Operations

     Operating Portfolio

     ProLogis owned or had ownership interests in the following distribution properties as of the dates indicated (square feet is presented in thousands):

	September 30, 2002		December 31, 2001		September 30, 2001

		Square		Square		Square
	Number	Footage	Number	Footage	Number	Footage

Direct ownership (1)	1,203	121,560	1,208	123,356	1,207	121,716
ProLogis California (2)	79	13,017	79	13,052	79	13,052
ProLogis North American Properties Fund I (3)	37	9,406	36	8,963	36	8,963
ProLogis North American Properties Fund II	27	4,477	27	4,477	27	4,477
ProLogis North American Properties Fund III	34	4,380	34	4,380	34	4,380
ProLogis North American Properties Fund IV	17	3,475	17	3,475	17	3,475
ProLogis North American Properties Fund V (4)	45	9,746	—	—	—	—
ProLogis European Properties Fund (5)	182	33,364	141	23,130	123	19,236
ProLogis Japan Properties Fund	1	199	—	—	—	—

	1,625	199,624	1,542	180,833	1,523	175,299

(1)	Includes distribution properties owned by ProLogis and its consolidated entities. The decrease in 2002 from 2001 is primarily the result of the formation of new unconsolidated property funds. Generally the entire portfolios of these entities consist of distribution properties that were previously directly owned by ProLogis. Also, as of September 30, 2002 the properties directly owned by ProLogis include 19 properties aggregating 2.2 million square feet that are owned by Kingspark S.A. These properties are reflected as directly owned properties as of July 1, 2002 with the consolidation of Kingspark S.A. in ProLogis’ consolidated condensed financial statements. See Note 1.

(2)	Since December 31, 2001, ProLogis California has acquired two properties from ProLogis and disposed of two properties to third parties.

(3)	ProLogis North American Properties Fund I completed the development of one property in 2002.

(4)	This entity began operations on March 28, 2002 with the acquisition of 22 properties aggregating 3.9 million square feet. Additional properties were acquired on June 28, 2002 (19 properties aggregating 4.3 million square feet) and September 27, 2002 (4 properties aggregating 1.5 million square feet). The distribution properties owned by this entity were all previously directly owned by ProLogis.

(5)	From September 30, 2001 to December 31, 2001, this entity acquired 13 properties from ProLogis or Kingspark S.A. and five properties from third parties. From December 31, 2001 to September 30, 2002, this entity acquired 21 properties from ProLogis and Kingspark S.A., acquired 21 properties from third parties and disposed of one property to a third party.

     Net Operating Income

     ProLogis’ property operations segment income consists of: (i) net operating income (rental income less net rental expenses) from the distribution properties that are directly owned by ProLogis and are presented on a consolidated basis and (ii) the income recognized by ProLogis under the equity method from its investments in unconsolidated property funds engaged in the property operations business as well as fee income earned from these entities. The net operating income from distribution properties that are developed by ProLogis in its CDFS business segment is included in the net operating income of the property operations segment until the properties are contributed or sold. See Note 7 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. The amounts recognized under the equity method for the unconsolidated property funds are based on the net earnings or losses of each entity and include: net operating income, interest income, interest expense, depreciation and amortization expenses, general and administrative expenses, income taxes and foreign currency exchange gains and losses (with respect to ProLogis European Properties Fund) and include fees earned by ProLogis from these entities. ProLogis’ net operating income from the property operations segment is presented below (in thousands). See “— Operating Portfolio” for information on the size of and changes in each unconsolidated property funds’ operating portfolio. Also, see Note 7 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Nine Months Ended
	September 30,

	2002	2001

Facilities directly owned by ProLogis and its consolidated entities:
Rental income (1)	$332,631	$353,098
Property operating expenses (2)	24,995	21,655

Net operating income	307,636	331,443

Income from ProLogis California (3)	11,040	10,186
Income from ProLogis North American Properties Fund I (4)	4,724	3,561
Income from ProLogis North American Properties Fund II (5)	2,459	1,634
Income from ProLogis North American Properties Fund III (6)	2,128	582
Income (loss) from ProLogis North American Properties Fund IV (7)	1,484	(12)
Income from ProLogis North American Properties Fund V (8)	4,594	—
Income from ProLogis European Properties Fund (9)	17,793	8,890
Income from ProLogis European Properties S.a.r.l. (10)	—	36
Income from ProLogis Japan Properties Fund	16	—

Total property operations segment	$351,874	$356,320

(1)	The decrease in rental income between periods presented is primarily due to: (i) lower occupancy levels in 2002 as compared to 2001 and (ii) the changes in the number and composition of properties directly owned in each of the periods. The decrease in rental income is partially offset by higher lease termination and renegotiation fees earned in 2002 as compared to 2001 ($6.8 million for the nine months in 2002 and $1.5 million for the nine months in 2001). ProLogis cannot predict the levels of termination and renegotiation fees that will be earned in the future or whether it will be successful in re-leasing the vacant space associated with lease terminations in a timely manner. The lower occupancy levels are attributable to the downturn in general economic conditions in the United States experienced since the third quarter of 2001.

(2)	Rental expenses, excluding bad debt and before recoveries from customers, were 28.1% of rental income for the nine months in 2002 as compared to 25.9% of rental income for the nine months in 2001. ProLogis’ operating costs have increased primarily due to lower occupancies in 2002 as compared to 2001. Lower occupancies result in certain fixed costs being incurred directly by ProLogis, as there is no customer to pay them. Additionally, a higher percentage of common area costs are being absorbed by ProLogis, as there are fewer customers available from whom these costs can be recovered.

(3)	ProLogis has had a 50% ownership interest in ProLogis California since its inception in 1999.

(4)	ProLogis has had a 41.3% ownership interest in ProLogis North American Properties Fund I since January 15, 2001. From its inception in 2000 to January 14, 2001 ProLogis’ ownership interest was 20%. ProLogis’ ownership interest increased with the contribution of three additional properties, the proceeds from which were received in the form of an additional equity interest.

(5)	ProLogis North American Properties Fund II owned three properties from January 1, 2001 until March 27, 2001. On that date, ProLogis North American Properties Fund II acquired an additional 24 properties from ProLogis, bringing its total portfolio to 27 operating properties as of September 30, 2001. ProLogis has had a 20% ownership interest in this entity since its inception in 2000.

(6)	ProLogis North American Properties Fund III began operations on June 15, 2001. ProLogis has had a 20% ownership interest in this entity since its inception.

(7)	ProLogis North American Properties Fund IV began operations on September 21, 2001. ProLogis has had a 20% ownership in this entity since its inception.

(8)	ProLogis North American Properties Fund V began operations on March 28, 2002. ProLogis’ ownership interest has been between 15.0% and 16.9% from the inception of operations to September 30, 2002. ProLogis’ share of the earnings of this entity includes fees of $3,192,000 earned by ProLogis with respect to the formation of this entity and for services provided in arranging permanent third party debt financing.

(9)	For the nine months ended September 30, 2002 and 2001, ProLogis’ share of the earnings of ProLogis European Properties Fund includes net foreign currency exchange losses of $3.3 million and $1.3 million, respectively. Excluding net foreign currency exchange losses, ProLogis’ share of the income of ProLogis European Properties Fund would have been $21.1 million and $10.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in ProLogis’ combined share of the income, excluding foreign currency exchange losses, of ProLogis European Properties Fund for the nine months in 2002 over the same period in 2001 is primarily the result of additional properties owned in 2002 as well as the resulting increase in fees earned by ProLogis from this entity in 2002. ProLogis European Properties Fund utilized third party debt to partially fund its portfolio growth resulting in an increase in interest expense in 2002 as compared to 2001. See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(10)	ProLogis European Properties S.a.r.l. has been 100% owned by ProLogis European Properties Fund since January 7, 2001. The amount in 2001 represents ProLogis’ share of the earnings of ProLogis European Properties S.a.r.l. based on its 49.9% ownership interest in this entity for the period from January 1, 2001 to January 7, 2001.

     ProLogis’ stabilized distribution properties (properties owned by ProLogis and the unconsolidated property funds) were 91.4% leased and 90.0% occupied as of September 30, 2002. ProLogis’ stabilized occupancy levels have decreased as compared to December 2001 levels (93.1% leased and 92.4% occupied.) The term “stabilized” means, for acquisitions, any necessary capital improvements, repositioning, new management and new marketing programs and, in the case of newly developed properties, construction and marketing, have been in effect for a sufficient period of time (generally 12 months) to achieve stabilized occupancy (typically 93%, but ranging from 90% to 95%, depending on the submarket and product type).

     ProLogis believes that the decrease in its stabilized occupancy levels in 2002 is the result of the current economic conditions in the United States that have led to a slowing in customer leasing decisions and to a slowing in the absorption of new distribution properties in ProLogis’ markets. ProLogis does not expect market conditions affected by the United States economy to improve until late 2003 and believes that market occupancies could continue to decline during the remainder of 2002. However, ProLogis believes that the effects of these market occupancy decreases to ProLogis can be partially mitigated through the diversification benefits of its global operating platform coupled with the effectiveness of the ProLogis Operating System®. ProLogis has been able to build strong local market presence and customer relationships outside of the United States, primarily in Europe. Based on its recent leasing experience, ProLogis believes that shifts in distribution patterns of its customers and their need to reduce distribution costs are the primary drivers of leasing decisions within its European markets and in Japan, rather than general economic factors. ProLogis has signed 8.3 million square feet of leases during the first nine months in 2002 in Europe as compared to 6.5 million square feet of leases signed during the same period in 2001. In Japan, ProLogis has fully leased one of its three third quarter 2002 development starts (240,000 square feet) and is currently in negotiation for all remaining space (1.1 million square feet) in these properties.

     The average increase in rental rates for both new and renewed leases on previously leased space (11.2 million square feet) for all properties, including those owned by ProLogis’ unconsolidated property funds and Kingspark S.A., was 3.6% for the nine months ended September 30, 2002 as compared to 17.9% for the same period in 2001. ProLogis believes that the weaker rental rate growth generated in 2002 as compared to 2001 reflects the downturn in economic conditions experienced in the United States since the third quarter of 2001. For the nine months ended September 30, 2002, the net operating income (rental income less net rental expenses) generated by ProLogis’ “same store” portfolio of distribution properties (distribution properties owned by ProLogis and the unconsolidated property funds and Kingspark S. A. that were in operation throughout both nine month periods in 2002 and 2001) decreased by 0.5% over the same period in 2001 (as compared to an increase of 2.0% during the nine months in 2001 as compared to the same period in 2000). The decrease in the growth rate in same store net operating income is primarily due to lower occupancy levels in the same store portfolio and lower rental rate growth in 2002 as compared to 2001.

     CDFS Business

     Net operating income from ProLogis’ CDFS business segment consists primarily of: (i) the profits from the disposition of distribution properties that were developed by ProLogis with the intent to contribute the property to unconsolidated property funds in which ProLogis maintains an ownership interest and acts as manager or to sell the property to third parties; (ii) profits from the disposition of recently acquired properties that have been rehabilitated and/or repositioned by ProLogis with the intent to contribute the property to unconsolidated property funds in which ProLogis maintains an ownership interest and acts as manager or to sell the property to a third party; (iii) profits from the sale of land parcels when ProLogis’ plans no longer include the development of these parcels; (iv) development management fees earned by ProLogis; and (v) income recognized under the equity method from ProLogis’ investments in Kingspark S.A. and Kingspark LLC through June 30, 2002. Kingspark S.A. engages in CDFS business activities in the United Kingdom.

     Through June 30, 2002 ProLogis recognized 99.75% of the earnings of Kingspark S.A. under the equity method (including its share recognized through its ownership in Kingspark LLC) that includes net operating income, interest income, interest expense (net of amounts capitalized), general and administrative expense (net of amounts capitalized), income taxes and foreign currency exchange gains and losses. As of July 1, 2002, ProLogis acquired the voting membership interests in Kingspark LLC resulting in ProLogis owning 100% of Kingspark S.A. Accordingly, ProLogis’ investments in Kingspark S.A. and Kingspark LLC are presented on a consolidated basis in ProLogis’ consolidated condensed financial statements as of July 1, 2002. See Note 1 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Income from the CDFS business segment is dependent on ProLogis’ ability to develop and lease distribution properties that can be disposed of to generate profits and its ability to raise private capital to acquire these properties, either through the formation of new property funds, from previously formed property funds or from other sources. There can be no assurance that ProLogis will be able to maintain the level of profits in this business segment. See “— Liquidity and Capital Resource — Overview”.

     The CDFS business segment operations increased during the nine months ended September 30, 2002 from the same period in 2001. The CDFS business segment income is comprised of the following (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Net gains on disposition of land parcels and properties developed or rehabilitated (1)	$87,692	$81,245
Development management fees	3,871	2,583
Income from Kingspark S.A. and Kingspark LLC (2)	29,531	30,704
Income from ProLogis Kingspark Joint Ventures (3)	350	—
Other expense, net (4)	(3,181)	(2,664)

	$118,263	$111,868

(1)	Represents gains from the disposition of land parcels and properties as follows:

•	2002: 17 acres; 13.3 million square feet; $762.3 million of proceeds;

•	2001: 152 acres; 12.1 million square feet; $590.0 million of proceeds.

(2)	ProLogis recognized its share of Kingspark S.A.’s income under the equity method through June 30, 2002 (including ProLogis’ share of Kingspark S.A.’s income recognized through its ownership in Kingspark LLC). After that date, ProLogis’ investments in Kingspark S.A. and Kingspark LLC are presented on a consolidated basis. See Note 1 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. Accordingly, for the nine months ended September 30, 2002, income recognized by ProLogis under the equity method from its investments in Kingspark S.A. and Kingspark LLC includes the operations of these entities for only the first six months of 2002. The income of these entities for the nine months ended September 30, 2002 and 2001 includes:

•	Gains from the disposition of land parcels and properties developed: (i) 23 acres; 1.2 million square feet; $146.4 million of proceeds; net gains of $14.8 million in 2002 and (ii) 2.1 million square feet; $203.3 million of proceeds; net gains of $21.4 million in 2001;

•	Development fees and other miscellaneous income of $5.5 million and $7.6 million in 2002 and 2001, respectively;

•	Deferred and current income tax expense of $2.6 million and $50,000 in 2002 and 2001, respectively; and

•	Foreign currency exchange gains of $4.5 million and foreign currency exchange losses of $2.3 million in 2002 and 2001, respectively.

(3)	See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(4)	Consists primarily of land holding costs and the write-off of previously capitalized pursuit costs.

     Since 2000, ProLogis’ focus in the CDFS business reflects the economic climates of the regions in which it does business. Accordingly, an increasing percentage of its CDFS business activity is occurring outside of North America. As of December 31, 2000, 66% of ProLogis’ CDFS business segment assets were located outside of North America as compared to 73% as of September 30, 2002. ProLogis believes that the demand for state-of-the-art distribution properties in Europe will continue to provide opportunities for ProLogis to expand its CDFS business. Further to this objective, with 2,042 acres of land owned or controlled in Europe as of September 30, 2002, ProLogis believes it will not be significantly affected by land entitlement constraints that currently exist in Europe. ProLogis will continue to monitor leasing activity and general economic conditions in North America as it pertains to its CDFS business segment operations with the expectation that an economic recovery in North America could provide increased CDFS opportunities as large companies continue to invest in optimizing their supply chains. In 2001, ProLogis began its first development project in Japan, which was acquired by ProLogis Japan Properties Fund in September 2002. ProLogis began development of three additional properties in Japan during the third quarter of 2002. As in Europe, ProLogis believes that demand for state-of-the-art distribution properties in Japan will provide opportunities for ProLogis to expand its CDFS business. See “— Liquidity and Capital Resources — Overview”.

     Temperature-Controlled Distribution Operations

     ProLogis recognizes income from the temperature-controlled distribution operations segment of its business under the equity method. ProLogis’ share of the earnings or losses from this operating segment are set forth below for the nine months ended September 30, 2002 and 2001 (in thousands). See Notes 3 and 7 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	ProLogis Logistics (1)		Frigoscandia S.A. (1)

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income from operations after general and administrative expenses (2)	$24,473	$17,779	$21,696	$28,564
Interest expense (3)	(1,908)	(9,150)	(1,501)	(8,817)
Depreciation and amortization expenses (4)	—	(15,532)	(13,926)	(29,386)
Current and deferred income tax benefit (expense)	(8,795)	2,594	(1,267)	2,141
Foreign currency exchange gains (losses), net (5)	—	—	5,161	(7,956)
Adjustment to carrying value (6)	(37,226)	—	—	—
Gains (losses) on disposition of assets	—	646	(3,741)	(3,923)

Totals	$(23,456)	$(3,663)	$6,422	$(19,377)

(1)	Includes ProLogis’ direct share of the earnings or losses of each entity and ProLogis’ share of the earnings or losses of each entity based on ProLogis’ ownership in CSI/Frigo LLC. See Notes 3 and 7 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. ProLogis recognized in excess of 99% of the earnings of each entity for both periods.

(2)	The increase in 2002 over 2001 for ProLogis Logistics is due to increased occupancies and decreases in overhead costs as a result of cost saving measures implemented. The decrease in 2002 from 2001 for Frigoscandia S.A. is primarily the result of the disposition of 46.5 million cubic feet of operating capacity since September 30, 2001 representing the first quarter 2002 disposition of all of the operating assets in Sweden, Denmark, Finland, Norway, the Netherlands and the remaining assets in Germany (Frigoscandia S.A. disposed of certain German operating assets in the second quarter of 2001) and the disposition in the second quarter of 2002 of all of the operating assets in Spain and Italy. The impact of these dispositions on operating income was mitigated by the effects of a one-time lease termination fee earned in the first quarter of 2002 and by cost saving measures implemented to reduce overhead costs.

(3)	The decrease in interest expense for both companies is the result of lower outstanding debt balances and interest rates during 2002 as compared to 2001. The proceeds from the dispositions of operating assets by Frigoscandia S.A. were used to repay substantially all of its third party debt.

(4)	The operating assets of CSI were classified as held for sale during 2002. Under GAAP, no depreciation and amortization expense is recognized related to assets held for sale. The sale of all of the operations and substantially all of the operating assets of CSI was completed in October 2002. See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. The decrease in depreciation and amortization expense for Frigoscandia S.A. is the result of the disposition of 46.5 million cubic feet of operating assets since September 30, 2001.

(5)	The foreign currency exchange gains in 2002 result primarily from the strengthening of the euro and Swedish krona against the U.S. dollar in 2002. Frigoscandia S. A. has loans outstanding with ProLogis in these currencies.

(6)	On October 23, 2002, all of the operations and substantially all of the operating assets of CSI were sold. In anticipation of the sale, ProLogis Logistics and CSI recognized impairment charges in the third quarter of 2002 related to the carrying value of CSI’s property, plant and equipment and the carrying value of ProLogis Logistics’ investment in CSI. ProLogis’ share of these charges recognized under the equity method was $37.2 million.

     Certain Other Income and Expense Items

     Gains on Disposition of Real Estate, Net

     Gains on disposition of real estate, net represents the net gains from the disposition of distribution properties that were acquired or developed for long-term use in the property operations segment. Generally, ProLogis disposes of properties from the property operations segment because such properties have become to be considered as non-strategic assets. Non-strategic assets are properties located in markets or submarkets that are no longer considered target markets as well as properties that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis’ core portfolio based on the property’s size or configuration. Also, ProLogis has contributed and will continue to contribute, as necessary, properties from its operating portfolio to complement the portfolio of developed distribution properties that are contributed to unconsolidated property funds.

     During the nine months ended September 30, 2002, ProLogis disposed of 15 operating properties with net sales proceeds of $35.0 million, resulting in the recognition of a net gain of $5.1 million (a net loss of $0.2 million was recognized in the first quarter, a net gain of $4.8 million was recognized in the second quarter and a net gain of $0.5 million was recognized in the third quarter). Six of the properties disposed of during the second quarter were part of a condemnation order by the city of Atlanta. The condemnation order was necessary to allow for an expansion of an airport runway. ProLogis received proceeds of $15.7 million and recognized a gain of $5.2 million from this disposition.

     During the nine months ended September 30, 2001, ProLogis disposed of 22 operating properties with net sales proceeds of $180.9 million, resulting in the recognition of a net gain of $0.4 million (a net loss of $1.7 million was recognized in the first quarter, a net loss of $1.4 million was recognized in the second quarter and a net gain of $3.5 million was recognized in the third quarter). Also, a net gain of $0.5 million was recognized from the contribution of ProLogis’ 49.9% ownership of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund in January 2001.

     Loss from Unconsolidated Entities

     The aggregate net losses recognized under the equity method from ProLogis’ investments in unconsolidated entities that are not directly associated with one of ProLogis’ three business segments were $1.4 million and $3.9 million for the nine months ended September 30, 2002 and 2001, respectively. See Note 7 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     For 2002, the net loss consists of: (i) a loss of $2.1 million from ProLogis’ investment in GoProLogis; (ii) income of $4,000 from ProLogis’ investment in Insight, Inc.; and (iii) income of $0.6 million from ProLogis’ investment in ProLogis Equipment Services. During the third quarter of 2002, ProLogis Equipment Services sold substantially all of its assets. This entity is expected to be fully liquidated by the end of 2002. The loss recognized by GoProLogis represents ProLogis’ share of GoProLogis’ impairment adjustment that reduced GoProLogis’ remaining investment in Vizional Technologies to zero.

     In 2001, the net loss consists of: (i) income of $3.0 million from ProLogis’ investment in GoProLogis (ii) a loss of $10,000 from ProLogis’ investment in Insight, Inc. (iii) a loss of $0.2 million from ProLogis’ investment in ProLogis Equipment Services; and (iv) a loss of $6.8 million from ProLogis’ investment in ProLogis PhatPipe. The income recognized by GoProLogis consisted entirely of license fee income for the non-exclusive use of the ProLogis Operating System® earned from Vizional Technologies. The loss recognized by ProLogis PhatPipe consists of $0.7 million of license fee income for the non-exclusive use of the ProLogis Operating System® earned from PhatPipe (all in the first quarter) offset by a $7.5 million loss in the second quarter, representing ProLogis’ share of ProLogis PhatPipe’s impairment charge resulting from the write-down to zero of its preferred stock investment in PhatPipe, Inc. ProLogis PhatPipe and GoProLogis ceased recognizing income under their license fee agreements in the second and third quarters of 2001, respectively. See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     General and Administrative Expense

     ProLogis’ general and administrative expense for the nine months ended September 30, 2002 and 2001 was $40.7 million and $38.2 million, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for both periods (see Note 1 to ProLogis’ Consolidated Condensed Financial Statements in Item 1) ProLogis would have recognized general and administrative expense of $42.2 million and $39.4 million for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expense is primarily a function of the various business initiatives being undertaken in a given period and can vary from period to period based on the business activities of the company.

     Foreign Currency Exchange Gains (Losses), Net

     ProLogis recognized net foreign currency exchange losses of $2.5 million and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for both periods (see Note 1 to ProLogis’ Consolidated Condensed Financial Statements in Item 1) ProLogis would have recognized net foreign currency exchange gains of $2.0 million for the nine months ended September 30, 2002 and net foreign currency exchange losses of $4.6 million for the nine months ended September 30, 2001. ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. Therefore, the amount of foreign currency gains and losses that are recognized in results from operations are generally a function of movements in exchange rates, the levels of intercompany and third party debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are party to the debt agreements. Additionally, ProLogis recognizes gains and losses from derivative financial instruments utilized to manage its foreign currency exchange risks. The following table summarizes ProLogis’ foreign currency exchange gains and losses recognized in results of operations for the periods presented (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Remeasurement of certain third party and intercompany debt (1)(2)	$(9,180)	$258
Settlement of certain third party and intercompany debt (2)	10,033	(1,741)
Mark-to-market gains (losses) on foreign currency put option contracts	(1,717)	245
Losses from the settlement of foreign currency put option contracts, net	(1,604)	(998)

Total	$(2,468)	$(2,236)

(1)	Consists primarily of a loss of $9.0 million that was recognized when a pound sterling functional subsidiary of Kingspark S.A. converted $117.3 million of intercompany debt into 75.3 million pound sterling debt during the third quarter of 2002. When the debt was converted, the previously recognized remeasurement gain of $9.0 million was reversed and reflected as a settlement gain. The entire reversal is included in this $9.2 million loss.

The remaining foreign currency exchange remeasurement loss for the nine months ended September 30, 2002 results from the weakening of the pound sterling against the euro (this results in a loss on euro-functional companies when the debt is denominated in pound sterling) and the weakening of the Polish zloty against the euro (this results in a loss on zloty-functional companies when the debt is denominated in euro). During the third quarter of 2002, ProLogis recognized remeasurement gains. The remeasurement of Kingspark S.A.’s U.S. dollar denominated liabilities in 2002 resulted in the recognition of remeasurement gains throughout 2002 as the pound sterling (Kingspark S.A.’s functional currency) strengthened against the U.S. dollar during this period. However, until the third quarter of 2002, the remeasurement gains of Kingspark S.A. were included in the net income that ProLogis recognized under the equity method. Beginning in the third quarter, these remeasurement gains are reflected on a consolidated basis as a foreign currency exchange gain.

The foreign currency exchange gains recognized for the nine months ended September 30, 2001 are the result of changes in currencies during the periods (primarily pound sterling, euro and Polish zloty) and the levels and placement of intercompany and third party debt among ProLogis’ consolidated subsidiaries.

(2)	Consists primarily of a $9.0 million gain that was recognized upon the conversion of intercompany debt of a subsidiary of Kingspark S.A. ($117.3 million of debt converted into 75.3 million pound sterling of debt). Due to the change in the currency in which the debt is denominated, the gain is transferred from a remeasurement gain to a settlement gain.

     Income Taxes

     ProLogis is taxed as a REIT for federal income tax purposes and is not generally required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. Not all of ProLogis’ consolidated subsidiaries in the United States are qualified REIT subsidiaries for tax purposes. Also, the foreign countries in which ProLogis operates do not recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes as appropriate and in accordance with GAAP with respect to the taxable earnings of certain of its taxable subsidiaries and foreign operations.

     Current income tax expense recognized for the nine months ended September 30, 2002 and 2001 was $6.7 million and $2.3 million, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis throughout both periods (see Note 1 to ProLogis’ Consolidated Condensed Financial Statements in Item 1) current income tax expense would have been $9.3 million and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively. Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment. The increase in 2002 over 2001 is also attributable to increases in the income taxes incurred on ProLogis’ activities in Mexico including income taxes incurred related to ProLogis’ property operations activities in Mexico. ProLogis recognized deferred income tax expense of $16.1 million for the nine months ended September 30, 2002 and $3.5 million for the nine months ended September 30, 2001. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis throughout both periods (see Note 1 to ProLogis’ Consolidated Condensed Financial Statements in Item 1) deferred income tax expense would have been $16.1 million and $1.1 million for the nine months ended September 30, 2002 and 2001, respectively. ProLogis’ deferred income tax component of total income taxes is a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of previously generated tax net operating losses that have been previously recognized as deferred tax assets.

     Three Months Ended September 30, 2002 and 2001

     The changes in net earnings attributable to Common Shares and its components for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 are similar to the changes for the nine month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed previously except as specifically discussed under “— Gains on Disposition of Real Estate, Net, “— Loss from Unconsolidated Entities” and “— Foreign Currency Exchange Gains (Losses), Net”.

Environmental Matters

     ProLogis has not experienced any environmental condition on its properties that materially adversely affected its results of operations or financial position nor is ProLogis aware of any environmental liability that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. ProLogis or the predecessor owner has subjected all of the properties acquired by ProLogis to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of any environmental liability (including asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis’ business, financial condition or results of operations.

Liquidity and Capital Resources

     Overview

     ProLogis considers its liquidity and ability to generate cash from its operating activities, the disposition of properties and other financing sources to be adequate and expects it to continue to be adequate to meet its anticipated development, acquisition, operating and debt service needs, as well as its shareholder distribution requirements.

     ProLogis’ future investing activities are expected to consist primarily of: (i) the acquisition of land for future development; (ii) the development of distribution properties in the CDFS business segment for future disposition, including the contribution of these properties to property funds; and (iii) the acquisition of existing distribution properties in key distribution markets in the property operations segment. Additionally, ProLogis has a Common Share repurchase program under which it may repurchase additional Common Shares. As of November 11, 2002, ProLogis may repurchase an additional $3.5 million of Common Shares under this program. On November 13, 2002, ProLogis’ Board approved the repurchase of an additional $100.0 million of Common Shares. In November 2002, ProLogis offered to redeem all outstanding employee share purchase notes (the balance outstanding on these notes was $10.8 million as of September 30, 2002). ProLogis expects to fund its future cash needs with:

•	cash generated by operations;

•	the proceeds from the disposition of all of the operations and substantially all of the operating assets of CSI in October 2002 ($131.5 million estimated cash proceeds after repayment of $90.0 million of third-party debt);

•	the proceeds from the contribution of properties to unconsolidated property funds in which ProLogis maintains an ownership interest and acts as manager;

•	the proceeds from the disposition to third parties of properties developed by ProLogis;

•	utilization of ProLogis’ revolving lines of credit; and

•	the proceeds from the sale of Common Shares under the Plan.

     For short-term borrowings, ProLogis’ lines of credit are expected to provide ProLogis with adequate liquidity and financial flexibility to efficiently respond to market opportunities. Regular repayments of the lines of credit borrowings with the proceeds of property contributions and dispositions allow for adequate liquidity to be maintained. With approximately $1.13 billion of total short-term borrowing capacity as of November 11, 2002, ProLogis’ combined outstanding borrowings of approximately $424.7 million as of that date results in additional short-term borrowing capacity available to ProLogis of approximately $709.1 million (see “— Borrowing Capacity and Debt Maturities”).

     ProLogis has $608.0 million of shelf-registered securities which can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis’ ability to effect an offering on satisfactory terms. ProLogis continues to evaluate the public debt markets with the objective of reducing its short-term borrowings, when it is deemed appropriate.

     In September 2002, ProLogis European Properties Fund drew the remaining amount of third party equity capital commitments on the subscription agreement that expired on September 15, 2002. ProLogis European Properties Fund is in negotiation with numerous potential investors to obtain additional equity commitments. ProLogis European Properties Fund intends to use the unused funds provided under the subscription agreement (approximately 50.0 million euro) along with funds expected to be available from new borrowing arrangements to acquire ProLogis’ completed stabilized European development properties that are expected to be available for contribution by ProLogis to ProLogis European Properties Fund in the fourth quarter of 2002 and during 2003. Currently, ProLogis European Properties Fund has no available borrowing capacity (its revolving line of credit expired in October 2002); however, it has entered into a non-binding mandate letter and term sheet with two lenders that specifies all of the significant terms of a new two-year 500.0 million euro facility that does not require syndication and that is expected to be in place by the end of 2002. While there can be no assurance that the new borrowing facility will be available in the fourth quarter of 2002, ProLogis European Properties Fund expects that it will have this new borrowing facility or alternative borrowing arrangements in place such that it will have sufficient borrowing capacity to be able to acquire all of the completed stabilized European development properties that ProLogis expects to have available for contribution in the fourth quarter of 2002. ProLogis European Properties Fund believes that its efforts to obtain additional equity subscriptions will also be successful, however there can be no assurance that ProLogis European Properties Fund will be able to obtain additional equity commitments such that it will be able to acquire all of the completed development properties that ProLogis expects to be available for contribution during 2003.

     ProLogis is committed to offer all of its developed distribution properties in North America to ProLogis North American Properties Fund V through December 2003. The acquisition of these properties by ProLogis North American Properties Fund V is subject to the property meeting its investment criteria and the ability of ProLogis North American Properties Fund V to raise equity capital or to obtain debt financing. Under certain circumstances this arrangement can be extended through December 2004.

     ProLogis Japan Properties Fund can provide ProLogis with access to $286.8 million of additional third party equity capital that has been committed by GIC through its real estate investment subsidiary through June 2006. The capital is committed to fund the acquisition of ProLogis’ completed stabilized development properties in Japan, subject to the properties meeting certain specified criteria, and for the acquisition of properties from third parties. The development of properties in Japan by ProLogis is subject to ProLogis’ ability to acquire adequate land parcels for development. ProLogis had three projects under development in Tokyo as of September 30, 2002.

     Cash From Operating, Investing and Financing Activities

     Net cash provided by operating activities was $275.6 million for the nine months ended September 30, 2002 and $274.8 million for the same period in 2001. Cash provided by operating activities exceeded the cash distributions paid on Common Shares and cash dividends paid on preferred shares for both periods in 2002 and 2001.

     ProLogis’ investing activities were substantially self-funded for both the nine months ended September 30, 2002 and 2001 (using net cash of $22.0 million in 2002 and generating net cash of $225.3 million in 2001) as a result of the volume of property dispositions, primarily from the CDFS business segment. Also in 2001, ProLogis received net cash of $176.2 million from its unconsolidated entities. The net cash received was primarily the result of the repayment of intercompany balances as well as the payment of distributions owed to ProLogis, net of additional equity investments in these entities. During this period, ProLogis Logistics borrowed $125.0 million directly on ProLogis’ line of credit using the proceeds to repay amounts due to ProLogis.

     Net cash used in financing activities was $198.9 million for the nine months in 2002 and $516.8 million for the nine months in 2001. Excluding cash dividend and distributions paid, ProLogis’ financing activities provided net cash of $14.7 million in 2002 and used net cash of $310.4 million in 2001. ProLogis’ primary financing activity in 2002 was the sale of Common Shares under the Plan. In 2001, ProLogis used $139.6 million of cash to redeem preferred shares.

     ProLogis does not expect that sales of Common Shares under the Plan will continue at the same volume as experienced in 2002 due to amendments to the Plan that will restrict certain purchasers. These amendments will be effective on November 13, 2002, prior to the record date for the Common Share distribution for the fourth quarter of 2002. See Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     See ProLogis’ Consolidated Condensed Statements of Cash Flows in Item 1.

     Borrowing Capacity and Debt Maturities

     ProLogis has $1.12 billion of short-term borrowing capacity through four revolving lines of credit. These borrowings are available in four currencies and are summarized below (dollar amounts in millions of U.S. dollars):

	Total Commitment as of			Outstanding Balances as of		Weighted
						Average
Line of Credit	9/30/02		11/11/02	9/30/02	11/11/02	Interest Rate (1)	Expiration

North America (2)	$500.0		$—	$59.2	$—	2.60%	06/06/03
North America (2)	—		400.0	—	—	—	11/08/05	(3)
North America (2)	—		100.0	—	—	—	11/07/03	(3)
North America (4)	60.0	(5)	60.0	—	22.0	—	06/06/03
Europe (6)	320.5		329.4	262.6	314.2	4.03%	12/17/03
United Kingdom (7)	39.2	(8)	39.8	—	13.3	—	07/31/03
Japan (9)	201.9		204.6	75.8	75.2	1.06%	09/13/04	(3)

	$1,121.6		$1,133.8	$397.6	$424.7	3.25%

(1)	Represents the weighted average interest rate on borrowings outstanding as of September 30, 2002.

(2)	ProLogis renewed and extended its North American line of credit on November 8, 2002 with Bank of America, N.A. as administrative agent for a syndicate of 15 banks. The total commitment remains at $500.0 million under two separate facilities: (i) a $400.0 million, three-year revolving line of credit; bearing interest at the London Interbank Offering Rate (“LIBOR”) plus 0.65% (a reduction from the previous facility which was at LIBOR plus 0.75%) with a facility fee of 0.15% per annum and (ii) a $100.0 million, 364-day, multi currency (U.S. dollar, euro, pound sterling and yen) revolving line of credit bearing interest at the applicable index based on the currency drawn plus 0.675% (indexes include LIBOR, the rate of the Banking Federation of the European Union (“EURIBOR”), sterling LIBOR or the Tokyo Interbank Offering Rate (“TIBOR”)) with a facility fee of 0.125% per annum. Both facilities allow for a one-year extension at ProLogis’ option.

(3)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(4)	Borrowings can be denominated in U.S. dollars, euro, pound sterling or yen.

(5)	Available borrowings as of September 30, 2002 and November 11, 2002, are reduced by $9.2 million of letters of credit outstanding as of each date.

(6)	Borrowings can be denominated in either euro or pound sterling (total commitment is 325.0 million euros). As of September 30, 2002 and November 11, 2002 amounts outstanding represent the U.S. dollar equivalent of borrowings of 265.4 million euro and 310.1 million euro, respectively.

(7)	Borrowings are denominated in pound sterling (total commitment is 25.0 million pound sterling). As of November 11, 2002, amounts outstanding represent the U.S. dollar equivalent of borrowings of 8.4 million pound sterling.

(8)	Available borrowings as of September 30, 2002 and November 11, 2002, are reduced by $9.6 million and $9.7 million (the currency equivalent of 6.1 million pound sterling as of each date) of letters of credit outstanding, respectively.

(9)	Borrowings are denominated in yen (total commitment is 24.5 billion yen). As of September 30, 2002 and November 11, 2002, amounts outstanding represent the U.S. dollar equivalent of borrowings of 9.2 billion yen and 9.0 billion yen, respectively.

     ProLogis has senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding as of September 30, 2002 with annual principal payments during each of the years in the five-year period ending December 31, 2006 and thereafter as follows (in thousands):

Remainder of 2002	$2,635
2003	185,052
2004	314,895
2005	110,830
2006	319,991
2007 and thereafter	1,222,057

Total principal due	2,155,460
Less: Original issue discount	(1,871)

Total carrying value	$2,153,589

     Liquidity and Capital Resources of ProLogis’ Unconsolidated Entities

     ProLogis has investments and advances to unconsolidated entities of $991.7 million as of September 30, 2002. Summarized balance sheet information for certain of these unconsolidated entities is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

				ProLogis		ProLogis		ProLogis		ProLogis		ProLogis
				North		North		North		North		North		ProLogis		ProLogis
				American		American		American		American		American		European		Japan
	ProLogis	Frigoscandia	ProLogis	Properties		Properties		Properties		Properties		Properties		Properties		Properties
	Logistics(1)	S.A.(1)	California(2)	Fund I(3)		Fund II(4)		Fund III(4)		Fund IV(4)		Fund V(5)		Fund(6)		Fund(4)

Total assets	$306.4	$257.2	$592.5	$362.6		$231.9		$206.3		$143.9		$444.1		$2,232.1		$70.0
Total liabilities	$135.6 (7)	$375.3 (8)	$299.3 (9)	$238.0	(10)	$169.9	(11)	$153.2	(12)	$104.8	(13)	$228.6	(14)	$868.2	(15)	$54.1	(16)
Minority interest	$—	$0.2	$—	$—		$—		$—		$—		$—		$—		$—
Equity	$170.8	$(118.3)	$293.2	$124.6		$62.0		$53.1		$39.1		$215.5		$1,363.9		$15.9

(1)	ProLogis had an ownership interest in excess of 99% in each entity as of September 30, 2002.

(2)	ProLogis had a 50% ownership interest in this entity as of September 30, 2002.

(3)	ProLogis had a 41.3% ownership interest in this entity as of September 30, 2002.

(4)	ProLogis had a 20% ownership interest in each entity as of September 30, 2002.

(5)	ProLogis had a 15.7% ownership interest in this entity as of September 30, 2002.

(6)	ProLogis had a 29.3% ownership interest in this entity as of September 30, 2002.

(7)	Total liabilities of ProLogis Logistics include amounts due to ProLogis and loans from third parties in the following amounts:

•	$14.6 million due to ProLogis;

•	$90.0 million due to a third party; due in June 2003; all of which has been guaranteed by ProLogis (balance was repaid in October 2002 with the proceeds from the CSI transaction — See “— Results of Operations — Temperature-Controlled Distribution Operations”); and

•	$2.0 million of other third party debt; none of which has been guaranteed by ProLogis (all of which was assumed by the purchaser in the CSI transaction — See “— Results of Operations — Temperature-Controlled Distribution Operations”).

(8)	Total liabilities of Frigoscandia S.A. include amounts due to ProLogis and loans from third parties in the following amounts:

•	$293.9 million due to ProLogis and

•	$0.4 million of other third party debt; none of which has been guaranteed by ProLogis.

(9)	Total liabilities of ProLogis California include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.1 million due to ProLogis;

•	$17.2 million due to a third party; due in May 2005; none of which has been guaranteed by ProLogis;

•	$180.8 million due to a third party; due in March 2009; none of which has been guaranteed by ProLogis; and

•	$93.5 million due to a third party; due in August 2009; none of which has been guaranteed by ProLogis.

(10)	Total liabilities of ProLogis North American Properties Fund I include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.2 million due to ProLogis;

•	$130.6 million due to a third party; due in December 2010; none of which has been guaranteed by ProLogis; and

•	$102.0 million due to a third party; due in March 2011; none of which has been guaranteed by ProLogis.

(11)	Total liabilities of ProLogis North American Properties Fund II include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.2 million due to ProLogis and

•	$165.0 million due to a third party; due in June 2007; none of which has been guaranteed by ProLogis.

(12)	Total liabilities of ProLogis North American Properties Fund III include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.1 million due to ProLogis;

•	$150.0 million due to a third party; due in September 2007; none of which has been guaranteed by ProLogis; and

•	$0.3 million (three assessment bond issues) of other third party debt; due at various dates between June 2005 and March 2021; none of which have been guaranteed by ProLogis.

(13)	Total liabilities of ProLogis North American Properties Fund IV include loans from third parties in the following amounts:

•	$103.0 million due to a third party; due in January 2008; none of which has been guaranteed by ProLogis and

•	$0.2 million of other third party debt; due in March 2021; none of which has been guaranteed by ProLogis.

(14)	Total liabilities of ProLogis North American Properties Fund V include amounts due to ProLogis and loans from third parties in the following amounts:

•	$3.0 million due to ProLogis;

•	$47.2 million due to a third party (increased to $70.9 million in October 2002); due in December 2002 (with an option to be extend until February 2003); all of which has been guaranteed by ProLogis (including amounts borrowed in October 2002); and

•	$173.0 million due to a third party; due in July 2007; none of which has been guaranteed by ProLogis.

     ProLogis North American Properties Fund V executed a rate lock letter and loan application with an institutional lender on November 8, 2002. The proceeds from this new loan facility, if funded, are expected to be used to repay the borrowings due in December 2002.

(15)	Total liabilities of ProLogis European Properties Fund include amounts due to ProLogis and loans from third parties in the following amounts:

•	$11.6 million due to ProLogis;

•	$21.8 million due to a third party; due in October 2002; none of which has been guaranteed by ProLogis;

•	$209.3 million due to a third party; due in May 2008; none of which has been guaranteed by ProLogis;

•	$141.0 million due to a third party; due in April 2009; none of which has been guaranteed by ProLogis;

•	$348.5 million due to a third party; due in May 2009; none of which has been guaranteed by ProLogis; and

•	$46.0 million (seven mortgage issues) due to third parties; due in March 2015; none of which have been guaranteed by ProLogis.

(16)	Total liabilities of ProLogis Japan Properties Fund include amounts due to ProLogis and loans from third parties in the following amounts:

•	$5.4 million due to ProLogis and

•	$47.0 million due to a third party; due in December 2002; all of which has been guaranteed by ProLogis.

     Amounts guaranteed by ProLogis for ProLogis North American Properties Fund V and ProLogis Japan Properties Fund represent short-term financing arrangements that mature in less than one year. These short-term arrangements are expected to be replaced with long-term secured debt. Because the long-term debt will be secured, ProLogis does not expect that it will be necessary, nor does it intend, to provide guarantees of the long-term secured debt of these two entities.

     Distribution and Dividend Requirements

     ProLogis’ current distribution policy is to pay quarterly distributions to shareholders based upon what it considers to be a reasonable percentage of cash flow and at the level that will allow ProLogis to continue to qualify as a REIT for tax purposes. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, annual distributions are expected to be consistently higher than annual earnings.

     On February 28, 2002, May 29, 2002 and August 30, 2002, ProLogis paid quarterly distributions of $0.355 per Common Share to shareholders of record on February 14, 2002, May 15, 2002 and August 16, 2002, respectively. The Board set the 2002 distribution level in December 2001 at $1.42 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the year.

     As of September 30, 2002, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding. The annual dividend rates on ProLogis’ cumulative redeemable preferred shares are $4.27 per share (Series C), $1.98 per share (Series D) and $2.19 per share (Series E).

     On January 31, 2002, April 30, 2002 and July 31, 2002, ProLogis paid quarterly dividends of $0.5469 per share (Series E). On March 29, 2002, June 28, 2002 and September 30, 2002, ProLogis paid quarterly dividends of $1.0675 per share (Series C) and $0.495 per share (Series D).

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless and until all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends for the then current dividend period with respect to the preferred shares.

     Other Commitments

     As of September 30, 2002, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of 2.0 million square feet of distribution properties at an estimated acquisition cost of $49.8 million. The foregoing transactions are subject to a number of conditions, and ProLogis cannot predict with certainty that they will be consummated. As of September 30, 2002, ProLogis had $9.1 million of funds on deposit with title companies that can be used to acquire these assets. In addition, as of September 30, 2002, ProLogis had properties under development with an expected cost at completion of $600.0 million of which $340.1 million was unfunded.

     ProLogis has a Common Share repurchase program under which it may repurchase up to $115.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, will be purchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. As of September 30, 2002, ProLogis has repurchased a total of 3,077,000 Common Shares under this program at a total cost of $71.3 million resulting in an additional $43.7 million of Common Shares that may be repurchased under the program ($3.5 million as of November 11, 2002). On November 13, 2002, ProLogis’ Board approved the repurchase of an additional $100.0 million of Common Shares.

Funds from Operations

     Funds from operations attributable to Common Shares increased by $22.2 million to $324.8 million for the nine months ended September 30, 2002 from $302.6 million for the nine months ended September 30, 2001.

     Funds from operations does not represent net income or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Condensed Statement of Cash Flows in ProLogis’ Consolidated Condensed Financial Statements in Item 1. Funds from operations should not be considered as an alternative to net income as an indicator of ProLogis’ operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs. ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of ProLogis’ ability to fund its capital expenditures and investment activities and to fund other cash needs.

     Funds from operations is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) generally as net income (computed in accordance with GAAP), excluding real estate related depreciation and amortization, gains and losses from sales of properties, except those gains and losses from sales of properties upon completion or stabilization under pre-sale agreements and after adjustments for unconsolidated entities to reflect their funds from operations on the same basis. ProLogis includes the income from its CDFS business segment assets in funds from operations (see “— Results of Operations — CDFS Business”).

     Funds from operations, as used by ProLogis, is modified from the NAREIT definition. ProLogis’ funds from operations measure does not include: (i) deferred income tax benefits and deferred income tax expenses of ProLogis’ taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from debt transactions between ProLogis and its foreign consolidated entities; (iii) foreign currency exchange gains and losses resulting from debt transactions between ProLogis and its foreign unconsolidated entities; (iv) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of ProLogis’ foreign consolidated entities; and (v) mark-to-market adjustments related to derivative financial instruments utilized to manage ProLogis’ foreign currency risks. These adjustments to the NAREIT definition are made to reflect ProLogis’ funds from operations on a comparable basis with the other REITs that do not engage in the same types of transactions that give rise to these items with respect to ProLogis.

     Funds from operations is as follows (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Net earnings attributable to Common Shares	$137,043	$137,470
Add (Deduct):
Real estate related depreciation and amortization	104,748	101,780
Gain on disposition of non-CDFS business segment assets	(5,129)	(863)
Foreign currency exchange losses, net	576	1,216
Deferred income tax expense	16,097	3,507
ProLogis’ share of reconciling items of unconsolidated entities:
Real estate related depreciation and amortization	27,905	50,031
Gain on disposition of non-CDFS business segment assets	3,053	3,965
Foreign currency exchange (gains) losses, net	(6,376)	12,618
Deferred income tax expense (benefit) expense	9,645	(7,159)
Adjustment to carrying value	37,226	—

Funds from operations attributable to Common Shares	$324,788	$302,565

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As of September 30, 2002, no significant change had occurred in ProLogis’ interest rate risk or foreign currency risk as discussed in ProLogis’ 2001 Annual Report on Form 10-K, as amended.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in ProLogis’ internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 2. Changes in Securities and Use of Proceeds

     In 2002, ProLogis issued 204,000 Common Shares, upon exchange of limited partnership units in one of ProLogis’ majority-owned and controlled real estate partnerships. The Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to Vote of Securities Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated November 12, 2002

(b)	Reports on Form 8-K:

	Items	Financial
Date	Reported	Statements

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ WALTER C. RAKOWICH Walter C. Rakowich Managing Director and Chief Financial Officer (Principal Financial Officer)

By:	/s/ LUKE A. LANDS Luke A. Lands Senior Vice President and Controller

By:	/s/ SHARI J. JONES Shari J. Jones Vice President (Principal Accounting Officer)

Date: November 13, 2002

CERTIFICATIONS

I, K. Dane Brooksher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ProLogis;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002

By:	/s/ K. DANE BROOKSHER

K. Dane Brooksher Chairman and Chief Executive Officer

I, Walter C. Rakowich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ProLogis;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002

By:	/s/ WALTER C. RAKOWICH

Walter C. Rakowich Managing Director and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1	Letter from KPMG LLP regarding unaudited financial information dated November 12, 2002