Form 10-K
period 2002-12-31
PROLOGIS TRUST
filed 2003-03-27
CIK 899881

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number 1-12846

PROLOGIS

(Exact name of registrant as specified in its charter)

Maryland	74-2604728
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

14100 East 35th Place

Aurora, Colorado 80011
(Address of principal executive offices and zip code)

(303) 375-9292

(Registrant’s telephone number, including area code)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑  No ☐

     Based on the closing price of the registrant’s shares on June 28, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,154,572,578.

     At March 24, 2003, there were outstanding approximately 178,630,570 common shares of beneficial interest of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I
PART II
PART III
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE III
INDEPENDENT AUDITORS’ REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PROLOGIS CONSOLIDATED STATEMENTS OF EARNINGS Years Ended December 31, 2002, 2001 and 2000 (In thousands, except per share data)
PROLOGIS CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME Years Ended December 31, 2002, 2001 and 2000 (In thousands)
PROLOGIS NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
INDEPENDENT AUDITORS’ REPORT
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
SIGNATURES
INDEX TO EXHIBITS
EX-4.5 Fourth Amendment to Rights Agreement
EX-4.26 Form of 5.50% Promissory Note
EX-10.27 Code of Ethics and Business Conduct
EX-10.28 Amended/Restated Special Equity Agreement
EX-10.29 Special Equity Agreement
EX-12.1 Statement re: Computation of Ratio
EX-12.2 Statement re: Computation of Ratio
EX-21.1 Subsidiaries of ProLogis
EX-23.1 Consent of KPMG LLP - Stockholm, Sweden
EX-23.2 Report of KPMG - Stockholm, Sweden
EX-23.3 Consent of KPMG - New York, New York
EX-23.4 Report of KPMG - New York, New York
EX-23.5 Consent of KPMG - San Diego, California
EX-99.13 Purchase and Sale Agreement dated 7/1/02
Ex-99.14 Purchase and Sale Agrmt. dated 10/23/02
EX-99.15 Promissory Note

PART I

ITEM 1. Business

ProLogis

      ProLogis, formerly ProLogis Trust, (collectively with its consolidated subsidiaries and partnerships, “ProLogis”) is a real estate investment trust (“REIT”) that operates a global network of industrial distribution properties. ProLogis’ business strategy is designed to achieve long-term sustainable growth in cash flow and increase the overall return on equity for its shareholders. ProLogis manages its business by utilizing the ProLogis Operating System®, an organizational structure and service delivery system that ProLogis built around its customers. The ProLogis Operating System® is made up of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group. When combined with ProLogis’ international network of distribution properties, the ProLogis Operating System® enables ProLogis to meet its customers’ distribution space needs on a global basis. ProLogis believes that by integrating international scope and expertise with a strong local presence in its markets, it has become an attractive choice for the largest global users of distribution properties, its targeted customer base.

      ProLogis is organized under Maryland law and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). ProLogis’ world headquarters are located in Aurora, Colorado, its European headquarters are located in Luxembourg, its European customer service headquarters are located in Amsterdam, Netherlands and its Asian headquarters are located in Tokyo, Japan.

      This report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

      A copy of this Annual Report on Form 10-K, as well as ProLogis’ Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet in the Investor Relations section of ProLogis’ website. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. ProLogis’ website address is www.prologis.com. The reference to ProLogis’ website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

     Business Strategy

      In response to what was perceived to be a highly fragmented industrial distribution real estate industry, ProLogis was formed in 1991 with the primary objective of creating an operating company in the United States that would differentiate itself from its competition through its ability to meet a corporate customer’s distribution property requirements on a national, regional and local basis with the added benefit of providing consistent levels of service throughout the country. ProLogis was able to take advantage of unique market conditions in its early years that allowed it to build an asset base of industrial distribution properties in the United States, in many cases at prices below replacement cost. ProLogis also began acquiring a land inventory in key distribution markets that could be developed into industrial distribution properties. ProLogis funded its initial portfolio and the formation of its national operating system primarily with direct public debt and public equity capital. ProLogis’ common shares of beneficial interest, par value $0.01 per share (“Common Shares”) were listed on the New York Stock Exchange (“NYSE”) in March 1994. All of ProLogis’ acquired and developed distribution properties were integrated into one operating segment — the property operations segment — as ProLogis’ intent was to hold these investments on a long-term basis while generating rental income.

      An integral part of ProLogis’ customer service focus is having a portfolio that meets the distribution space needs of its existing customers and also the needs of targeted national and international companies. As these companies expanded and managed their businesses for greater profitability, they also expanded and reconfigured their distribution networks, including expansion of their networks outside of the United States. In order to meet the growing distribution space needs of these companies, ProLogis expanded its operations to Mexico and Europe in 1997 and to Japan in 2001.

      In 1995, ProLogis’ business expanded to include the corporate distribution facilities services operating segment (“CDFS business”) to utilize ProLogis’ existing development capabilities to develop properties for sale to third parties, in addition to ProLogis’ existing development activities that focused only on the development of properties for long-term investment. The CDFS business was concentrated in North America until 1998 when these activities were added as a complement to ProLogis’ property operations segment activities in Europe. With the acquisition of an established development business in the United Kingdom in August 1998, ProLogis had access to strategic land positions in a country in which ProLogis previously had limited investments and where significant barriers for initial start-up activities existed. With holdings in both the United Kingdom and Continental Europe, ProLogis was positioned to be a single-source pan-European provider of distribution space to global users.

      After 1995, ProLogis focused on creating a critical mass of operating properties in key distribution markets in the United States, in addition to growing its CDFS business activities. To this end, ProLogis merged with a publicly traded REIT in March 1999, adding 32.2 million square feet of distribution properties in the United States to ProLogis’ property operations segment. And, to enhance its presence in Europe, ProLogis acquired 5.2 million square feet of distribution properties, primarily in Paris, through its acquisition of a real estate operating company in December 1998.

      ProLogis, as a REIT, must distribute rather than reinvest substantial amounts of its internally generated capital. Consequently, ProLogis utilized the public debt and equity capital markets to build its portfolio and operating system. By early 1999, the public equity capital markets were an increasingly costly method of raising capital. To secure private equity capital, ProLogis changed the primary focus of its overall development activities — from the development of distribution properties to hold in the property operations segment on a long-term basis — to the development of distribution properties in the CDFS business segment that, upon completion, are generally contributed to property funds formed by ProLogis. Accordingly, the primary focus of the CDFS business segment became that of developing properties to be contributed to property funds rather than properties that are sold to third parties. As a REIT, ProLogis can dispose of its properties under certain circumstances, therefore, ProLogis’ taxable REIT subsidiaries develop properties that ProLogis intends to sell to third parties. Properties that ProLogis intends to contribute to the property funds are developed directly by the REIT or one of its qualified REIT subsidiaries. Property funds are business partnerships between ProLogis and private investors, primarily institutional capital sources, with the private investors having equal or majority ownership interests in each property fund. The property funds acquire distribution properties, primarily from ProLogis with the intent to hold these properties as long-term investments. ProLogis acts as manager of the property fund and the individual properties that each fund owns. ProLogis intends to hold each of its ownership interests in the property funds as long-term investments.

      The property fund strategy: (i) allows ProLogis to realize, for financial reporting purposes, a portion of the development profits attendant to its CDFS business activities by contributing its developed properties to a property fund; (ii) provides a source of private capital to ProLogis; and (iii) allows ProLogis, as the manager of the property fund, to maintain its market presence and customer relationships that are the key drivers of its operating system. ProLogis realizes a portion of the development profits from the properties contributed to property funds to the extent of the third party investment in the property fund acquiring the property. The proceeds received by ProLogis from the contribution of properties to the property funds are recycled into ProLogis’ CDFS business segment thus, providing a private funding source for its future development activities and continued growth. To supplement the private equity investments in each property fund, the property funds obtain secured debt financing using their properties as security such that the leverage ratios in the property funds range from 30 to 75%. Approximately $3.4 billion of debt and private equity capital has been raised since the formation of ProLogis’ first property fund in August 1999. ProLogis has since created seven additional property funds that primarily acquire properties that have been developed by ProLogis. Of the eight property funds, six own properties in North America, including one property fund that owns properties in both the United States and Mexico, one property fund owns properties in Europe and one property fund owns a property in Japan. As a result of this shift in its business strategy, ProLogis’ total income in the CDFS business segment has grown from $20.5 million in 1998 to $156.9 million in 2002. Fees generated from property management and other services provided to the property funds by ProLogis in its role as manager of each of the funds were $34.5 million in 2002. These fees are included as part of the total income of the property operations segment, not the CDFS business segment.

      In 1997 and 1998, ProLogis acquired an international temperature-controlled distribution and logistics network. After four years of investing in this operating segment, ProLogis decided to reduce the level of its investment in favor of maintaining its focus on its core operating segments — property operations and the CDFS business. Since June 2001, ProLogis’ investees in this operating segment have disposed of over 250 million cubic feet of operating facilities in the United States and Europe. ProLogis has investments in only one temperature-controlled distribution company as of December 31, 2002. Substantially all of this investee’s operations are in France and the United Kingdom. The operating assets in the United Kingdom were classified as held for sale by ProLogis’ investee in December 2002.

2002 Financial Results

      ProLogis’ net earnings attributable to Common Shares were $216.2 million in 2002 and $90.8 million in 2001. ProLogis’ temperature-controlled distribution operations segment was the primary source of the increase in net earnings in 2002 over 2001. This operating segment’s share of ProLogis’ earnings from operations was income of $7.1 million in 2002 as compared to a loss of $111.5 million in 2001. The 2001 loss was primarily attributable to the recognition of impairment charges and net losses related to the disposition of certain operating assets, of which ProLogis’ proportionate share, recognized under the equity method, was $97.9 million ($88.4 million and $5.8 million of impairment charges related to operating assets and technology investments, respectively, and net losses of $3.7 million). This operating segment recognized additional impairment charges and net gains related to the disposition of certain of its operating assets in 2002 ($42.9 million of impairment charges and net gains of $1.5 million) and also experienced improved operating performance in 2002. The earnings from operations of ProLogis’ two primary operating segments were relatively unchanged from 2001 to 2002. See further discussion of ProLogis’ operating segments in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 10 to ProLogis’ Consolidated Financial Statements in Item 8.

      ProLogis believes that the weaknesses in the United States economy in 2002 negatively impacted its property operations segment’s results, primarily impacting ProLogis’ occupancy levels (overall occupancy declined from 2001 by 185 basis points) and its rental rate growth on new and renewed leases of previously leased space, which was 2.0% in 2002 as compared to 14.6% in 2001. See “— Property Operating Segments — Property Operations Segment — Operations.” In late 2002, ProLogis observed a slowing in its European customers’ decision-making processes with respect to changes in or reconfigurations of their distribution networks. ProLogis believes this trend was primarily the result of geopolitical concerns and the uncertainties surrounding the threat of war that existed throughout the fourth quarter of 2002 and into 2003. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Property Operations Segment” and “— CDFS Business Segment.”

      ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance. Funds from operations attributable to Common Shares were $436.0 million in 2002 and $374.4 million in 2001. See the definition and calculation of funds from operations at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.” ProLogis’ cash flow from operating activities for 2002 was $377.2 million as compared to $343.3 million for 2001. ProLogis distributed $1.42 per Common Share in 2002, as compared to the 2001 distribution level of $1.38 per Common Share. ProLogis’ Board of Trustees (the “Board”) set the distribution level for 2003 at $1.44 per Common Share, a 1.4% increase over 2002. See further information on ProLogis’ Common Share distributions in “Item 5. Market for the Registrant’s Common Equity and Related

Stockholder Matters — Dividends and Distributions” and Note 8 to ProLogis’ Consolidated Financial Statements in Item 8.

ProLogis’ Operating Segments

      ProLogis’ business is organized into two primary operating segments: property operations and the CDFS business. During 2001 and 2002, the temperature-controlled distribution companies, in which ProLogis had invested, disposed of significant portions of their operating assets.

     Property Operations Segment

          Investments

      The property operations segment represents the long-term ownership, management and leasing of distribution properties. ProLogis’ property operations segment at December 31, 2002 consisted of 1,674 operating properties aggregating 210.6 million square feet in North America (the United States and Mexico), 11 countries in Europe and in Japan (including assets owned by the property funds that are presented under the equity method in ProLogis’ Consolidated Financial Statements). Of the total operating properties, ProLogis directly owned 1,230 operating properties aggregating 128.0 million square feet. ProLogis’ ownership interest in the eight property funds ranges from 16.1% to 50%. ProLogis’ investment strategy in the property operations segment has focused primarily on generic industrial distribution properties in key distribution markets. ProLogis’ properties generally have a low percentage of office finish (generally less than 10%) such that they are easily adaptable for both distribution and light manufacturing or assembly uses.

      Certain operating properties developed by ProLogis in the CDFS business segment with the intent to contribute the property to a property fund or sell the property to a third party and properties that have been acquired by ProLogis with the intent to contribute the property to a property fund are included in the property operations segment for periods of time prior to their contribution or sale. The profits from the disposition of these properties will be included in the CDFS business segment income as they have been developed or acquired in that segment. These properties are reported as part of the property operations segment for the period from completion of development or from the acquisition date through the date of disposition (through either a property fund contribution or a third party sale). At December 31, 2002, there were 88 properties totaling 15.3 million square feet at an aggregate investment of $663.0 million that are reflected in the property operations segment due to the following circumstances:

•	When properties are not immediately contributed or sold after the completion of development, they are included in the property operations segment until the date of contribution to a property fund, along with any earnings or losses generated during that period. However, upon contribution, the resulting gain or loss is included in the income of the CDFS business segment.

•	When properties are acquired by ProLogis with plans for their rehabilitation and/or repositioning prior to their contribution to a property fund, they are included in the property operations segment while the rehabilitation and/or repositioning activities are performed, along with any earnings or losses generated during that period. However, upon contribution, the resulting gain or loss is included in the income of the CDFS business segment.

•	ProLogis may acquire a property to complement the portfolio of properties that are intended for contribution to a property fund to allow the overall contribution portfolio to meet the geographic, size, and customer base requirements of the private investor. Additionally, ProLogis may acquire properties as an interim step prior to the ultimate acquisition of that property by a property fund if ProLogis’ direct acquisition of the property from the third party facilitates the transfer or is more efficient. These properties will be included in the property operations segment until the date of contribution along with any earnings or losses generated during that period. However, upon contribution, the resulting gain or loss is included in the income of the CDFS business segment.

      Property operations segment investment activities in 2002 included the following:

•	In 2002, ProLogis acquired 19 properties aggregating 3.9 million square feet at a total acquisition cost of $137.4 million with the intent to include these properties in the property operations segment for long-term investment rather than to contribute the properties to property funds.

•	In 2002, ProLogis generated total proceeds of $63.6 million from the disposition of 23 properties aggregating 2.0 million square feet that were long-term investments in the property operations segment.

•	ProLogis North American Properties Fund V, formed in 2002, acquired 57 properties aggregating 12.0 million square feet from ProLogis. ProLogis’ other property funds in the United States maintained their existing portfolio sizes in 2002 except that ProLogis California acquired two properties from ProLogis and disposed of two properties and a land parcel and ProLogis earned a fee for expanding one of the properties in ProLogis North American Properties Fund I.

•	ProLogis European Properties Fund acquired 53 properties aggregating 12.6 million square feet and disposed of an 18,000 square foot property. Of the properties acquired in 2002, 30 properties aggregating 7.0 million square feet were acquired from ProLogis (including five properties aggregating 1.2 million square feet that were acquired from Kingspark S.A. during the first six months of 2002 when this investment was presented under the equity method by ProLogis; see “— CDFS Business Segment — Investments”).

•	In Japan, ProLogis’ first completed development project was acquired by a property fund that was formed in 2002.

      See “Item 2. Properties — Properties”, “Item 2. Properties — Unconsolidated Investees — Property Operations” and Notes 4 and 10 to ProLogis’ Consolidated Financial Statements in Item 8.

          Operations

      The property operations segment generates income from rents and reimbursements of property operating expenses from unaffiliated customers. Also, ProLogis’ proportionate share of the earnings of the property funds and the fee income that ProLogis receives for managing the properties owned by the property funds are included in the earnings from operations of the property operations segment. In addition to property and asset management fees, ProLogis also earns fees for performing other services on behalf of the property funds, including, but not limited to, development, leasing and acquisition activities. The earnings or losses generated by properties that are included in the property operations segment prior to their contribution or, with respect to developed properties, prior to their sale, are also included in the total income of the property operations segment’s income during the period prior to contribution or sale. The resulting gain or loss from the contribution or sale of the property is included in the total income of the CDFS business segment. Once the property is acquired by a property fund, the earnings or losses of the property are included in the net earnings of the property fund. ProLogis recognizes its proportionate share of the net earnings of the property fund under the equity method. These amounts and the fees that ProLogis earns from the property funds are included in the total income of the property operations segment.

      In 2002, 2001 and 2000, the property operations segment’s share of ProLogis’ earnings from operations were $477.6 million, $477.5 million and $493.9 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Property Operations” and Note 10 to ProLogis’ Consolidated Financial Statements in Item 8.

      Operational information about this operating segment for 2002 includes the following:

•	ProLogis’ stabilized operating portfolio of 205.8 million square feet (including properties owned by the property funds) was 91.2% leased and 89.5% occupied at December 31, 2002. ProLogis’ total operating portfolio of 210.6 million square feet (including properties owned by the property funds) was 89.6% leased and 87.9% occupied at December 31, 2002. ProLogis defines its stabilized properties as those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions, or development and marketing programs in the case of newly developed properties, have been in effect for a sufficient period of time, generally 12 months, to achieve stabilized occupancy, typically 93%. Overall occupancy levels decreased in 2002 from prior periods. ProLogis’ leased occupancy for the stabilized portfolio at December 31, 2002 was approximately 185 basis points lower than the 2001 level.

•	ProLogis leased 55.1 million square feet of distribution space in 1,324 leasing transactions for its properties and the properties owned by the property funds. Rental rates increased by 2.0% for 2002 transactions involving previously leased space. ProLogis’ weighted average customer retention rate was 64.7% for all properties in 2002. In 2001 for leasing transactions in all properties, ProLogis’ rental rate growth on leases of previously leased space was 14.6% and its weighted average retention rate was 63.4%.

•	ProLogis’ “same store” portfolio of operating properties (properties owned by ProLogis and the property funds that were operating throughout both 2002 and 2001) aggregated 159.0 million square feet. Rental revenues, excluding termination and renegotiation fees, less net rental expenses of the same store portfolio decreased by 0.9% in 2002 from 2001. For the “same store” portfolio applicable to 2001, rental revenues less net rental expenses grew by 1.4% in 2001 over 2000.

•	ProLogis earned termination and renegotiation fees of $14.6 million related to leases in its directly owned properties in 2002. Such fees in 2001 aggregated $3.1 million. In certain leasing situations, ProLogis finds it advantageous to have its customers exercise termination clauses in their leases, particularly if the customer is experiencing financial difficulties, but also when ProLogis believes that it can re-lease the space on more advantageous terms.

•	ProLogis earned $34.5 million in various fees from the property funds, primarily from property management and asset management services provided to the property funds.

          Market Presence

      ProLogis has generally invested in distribution markets in North America, Europe and Japan in which ProLogis has identified strong distribution dynamics and supply and demand factors that have previously allowed for higher occupancy levels and increasing rental rates. In making its investment decisions, ProLogis evaluates market conditions that indicate favorable distribution growth prospects including, but not limited to: (i) growth in imports and exports; (ii) long-term cost and quality of labor advantages for domestic and international manufacturers; (iii) proximity to large regional and local population centers with good access to transportation networks; (iv) expansion and contraction needs of distribution space users located in the market; and (v) an historically high ratio of distribution space per capita.

      ProLogis assesses its market presence not only in terms of its investments in the market, but also by the extent it has developed relationships with customers in such markets. ProLogis believes it can maintain these relationships by offering operating properties that are functional and cost-effective, complemented by a comprehensive level of customer service. ProLogis believes that by being a significant local owner and developer in a given market it has the ability to increase customer retention because it can meet its customers’ needs to either expand or contract through its network of distribution properties and land positions that allow ProLogis to relocate a customer within its existing inventory of distribution space or to readily develop a new property for the customer.

      At December 31, 2002, the 1,230 properties in the property operations segment that are owned directly by ProLogis are located in 37 markets in the United States, four markets in Mexico and 10 markets in six countries in Europe. ProLogis’ largest markets (based on investment in directly owned properties) are Atlanta, Chicago, Dallas/ Fort Worth, Houston, Memphis and San Francisco (both South Bay and East Bay markets). See “Item 2. Properties — Geographic Distribution” and “Item 2. Properties — Properties.”

      The operating properties owned by the property funds at December 31, 2002 are as follows:

•	ProLogis California: 79 properties, 13.0 million square feet, all located in the Los Angeles/ Orange County market;

•	ProLogis North American Properties Fund I: 36 properties, 9.4 million square feet, located in 16 markets in the United States;

•	ProLogis North American Properties Fund II: 27 properties, 4.5 million square feet, located in 13 markets in the United States;

•	ProLogis North American Properties Fund III: 34 properties, 4.4 million square feet, located in 15 markets in the United States;

•	ProLogis North American Properties Fund IV: 17 properties, 3.5 million square feet, located in 10 markets in the United States;

•	ProLogis North American Properties Fund V: 57 properties, 12.0 million square feet, located in 20 markets in the United States and in three markets in Mexico;

•	ProLogis European Properties Fund: 193 properties, 35.7 million square feet, located in 25 markets in 11 countries in Europe (including 68 properties, 10.3 million square feet located in Central France, primarily in Paris, France); and

•	ProLogis Japan Properties Fund: one property, 0.2 million square feet, located in Tokyo, Japan.

      See “Item 2. Properties — Unconsolidated Investees — Property Operations.”

Competition

      In general, numerous other industrial distribution properties are located in close proximity to ProLogis’ properties. The amount of rentable distribution space available in any market could have a material effect on ProLogis’ ability to rent space and on the rents that ProLogis can charge. In addition, in many of ProLogis’ submarkets, institutional investors and owners and developers of industrial distribution properties (including other REITs) compete for the acquisition, development and leasing of the same distribution space. Many of these entities have substantial resources and experience. Competition for acquisition of existing distribution properties and land, both from institutional capital sources and from other REITs, has been strong over the past several years.

Property Management

      ProLogis’ business strategy includes a focus on customer service that requires ProLogis to provide responsive, professional and effective property management services at the local level. To enhance its management services, ProLogis’ property management group has developed and implemented proprietary operating, recruiting and training systems to achieve consistent levels of performance and professionalism in all markets and to give the proper level of attention to its customers’ needs throughout the ProLogis network. ProLogis manages substantially all of its directly owned operating properties and all of the operating properties owned by the property funds.

Customers

      ProLogis has sought to develop a customer base in each market that is diverse in terms of industry concentration and that represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2002, ProLogis and the property funds had over 3,600 customers occupying 185.1 million square feet of distribution space. Including the customers in properties owned by the property funds, ProLogis’ largest customer and its 25 largest customers accounted for 2.2% and 17.5%, respectively, of ProLogis’ annualized base rental income as of December 31, 2002. When the customers in the properties owned by the property funds are excluded, ProLogis’ largest customer and its 25 largest customers accounted for 1.4% and 14.7%, respectively, of ProLogis’ annualized base rental income as of December 31, 2002.

Employees

      ProLogis directly employs approximately 700 persons in North America, in eight countries in Europe and in Japan. Of the total, approximately 320 employees are assigned to the property operations segment and ProLogis’ other employees may provide assistance in this operating segment. ProLogis believes that its relationship with its employees is good. ProLogis’ employees are not represented by a collective bargaining agreement.

Seasonal Nature of the Business

      The demand for industrial distribution space is not seasonal.

Future Plans

      ProLogis believes that its current level of direct investment in the property operations segment in North America enables it to serve its customers at a high level and increase returns to its shareholders. ProLogis’ business plan with respect to direct investments in the property operations segment in North America calls for the expansion of its network of operating properties on a limited basis and only as necessary to: (i) address the specific expansion needs of a customer; (ii) enhance its market presence in specific submarkets or (iii) take advantage of opportunities where ProLogis believes it has the ability to achieve favorable returns. ProLogis has no plans to increase its property operations segments in Europe or Japan, except through growth of its property funds.

      ProLogis plans to continue with its current business strategy with respect to the growth in assets held by property funds. ProLogis expects to achieve this growth primarily through the property funds’ acquisition of properties developed or acquired by ProLogis, in addition to the acquisition of properties from third parties. ProLogis expects that the fee income earned from property funds will increase in 2003 over the 2002 levels as the portfolios of operating properties in the property funds increase. Also, depending on capital availability, the number of property funds could increase in 2003.

      ProLogis’ business plans with respect to property fund investments in North America have been made in anticipation of continued poor economic conditions through the end of 2003. In both Europe and Japan, the consolidation and reconfiguration of distribution networks by users of distribution space has been the primary driver in leasing decisions based on market research available to ProLogis and customer feedback to ProLogis. The consolidation trend and the emergence of regional distribution centers have provided, and ProLogis believes could continue to provide, growth opportunities for ProLogis as a single-source provider of state-of-the-art distribution properties. However, ProLogis has observed a slowing in its customers’ decision making processes that it believes is the result of geopolitical concerns and the uncertainties surrounding the threat of war that was present in the fourth quarter of 2002 and into 2003. ProLogis’ business plans with respect to investments in property funds in Europe and Japan emphasize growth in key distribution markets, from the development of properties within ProLogis’ CDFS business segment that will be contributed to property funds and from third party acquisitions directly by the property funds.

      ProLogis intends to fund its investment activities in the property operations segment in 2003 with operating cash flow from this operating segment and the proceeds from contributions and sales of properties from this segment (including long-term investment properties and CDFS business segment properties that are included in this segment prior to their contribution or sale).

      See the discussion of factors that could affect the future plans of ProLogis and the property funds in the property operations segment at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

CDFS Business Segment

      The CDFS business segment encompasses those activities that ProLogis engages in that are not primarily associated with the long-term ownership, management and leasing of industrial distribution properties. Within this operating segment, ProLogis’ primary activity is the development of distribution properties that are either contributed to property funds in which ProLogis maintains an ownership interest and acts as manager or sold to unaffiliated customers.

Investments

      At December 31, 2002, ProLogis had 37 distribution properties aggregating 9.6 million square feet under development at a total expected cost at completion of $683.0 million. These properties are all being developed with the objective that they will be contributed to a property fund or sold to a third party and are located in the United States ($109.7 million total expected cost or 16% of the total), Mexico ($9.7 million total expected cost or 2% of the total), six countries in Europe ($336.1 million total expected cost or 49% of the total) and Japan ($227.5 million total expected cost or 33% of the total). ProLogis had land positions, including land controlled through contracts, options or letters of intent aggregating 4,637 acres with the capacity for developing approximately 80.0 million square feet of distribution properties at December 31, 2002, of which 2,466 acres with the capacity for developing approximately 44.2 million square feet of distribution properties are owned. Land positions in North America total 2,534 acres with the capacity for developing approximately 43.2 million square feet of distribution properties and land positions in ten countries in Europe total 2,103 acres with the capacity for developing approximately 36.8 million square feet of distribution properties. At December 31, 2002, ProLogis had begun development on all of its land holdings in Japan.

      ProLogis U.K. Holdings S.A., formerly Kingspark Holding S.A., (collectively with its subsidiaries “Kingspark S.A.”) performs ProLogis’ CDFS business activities in the United Kingdom. ProLogis’ investment in Kingspark S.A. was presented under the equity method through June 30, 2002 but has been consolidated in ProLogis’ financial statements since July 1, 2002. This change in reporting method coincides with ProLogis acquisition of the voting ownership interests of Kingspark S.A., as previously ProLogis’ ownership interests were all non-voting. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

      CDFS business segment investment activities in 2002 included the following:

•	Development starts aggregated 14.7 million square feet at a total expected cost at completion of $936.4 million (including 0.9 million square feet at a total expected cost at completion of $104.6 million on which development was begun during the first six months of 2002 by Kingspark S.A.). Development starts in North America aggregated 5.1 million square feet at a total expected cost at completion of $185.2 million, development starts in Europe aggregated 8.1 million square feet at a total expected cost at completion of $523.7 million and development starts in Japan aggregated 1.5 million square feet and a total expected cost at completion of $227.5 million. The economic weaknesses in the United States, consistent demand in Europe and anticipated demand in Japan, ProLogis has been shifting its development activities from the United States in favor of Europe and Japan. Consequently, less than 20% of the development starts (based on total expected cost at completion) in 2002 were in North America.

•	Development completions aggregated 11.6 million square feet at a total cost of $716.4 million (including 2.1 million square feet at a total cost of $232.3 million that were completed during the first six months of 2002 by Kingspark S.A.). Development completions in North America aggregated 2.8 million square feet at a total cost of $120.5 million, development completions in Europe aggregated 8.6 million square feet at a total cost of $540.9 million and ProLogis’ one development completion in Japan was of a 0.2 million square foot property at a total cost of $55.0 million.

•	In 2002, ProLogis acquired 36 operating properties aggregating 6.9 million square feet at a total acquisition cost of $214.0 million with the intent to contribute the property to a property fund (including properties where rehabilitation and/or repositioning efforts are needed prior to contribution or sale). Even though these properties are reported in the property operations segment prior to their contribution, any gain or loss realized when ProLogis contributes these properties will be included in the CDFS business segment’s total income. See “— Operations.”

•	ProLogis contributed to property funds or sold to third parties 80 properties aggregating 18.1 million square feet that were developed by ProLogis with the intent to contribute or sell the property or acquired by ProLogis with the intent to contribute the property to a property fund, including properties that have been or are going to be rehabilitated and/or repositioned. These transactions and the dispositions of land parcels that no longer fit in ProLogis’ development plans generated net proceeds to ProLogis of $1.12 billion (including transactions involving five properties aggregating 1.2 million square feet and land parcels that generated aggregate net proceeds of $146.4 million during the first six months of 2002 of Kingspark S.A.).

•	Land acquisitions aggregated 892 acres: 295 acres in the United States, 64 acres in Mexico, 517 acres in Europe (including 79 acres acquired during the first six months of 2002 by Kingspark S.A.) and 16 acres in Japan. This land can be used for the development of approximately 14.8 million square feet of distribution properties.

Operations

      The total income of the CDFS business segment consists primarily of the gains recognized from the contributions and sales of developed properties and from the contributions of operating properties that were acquired with the intent to contribute the property to a property fund. ProLogis utilizes its development and leasing expertise to rehabilitate and/or reposition certain of the properties that it acquires such that the subsequent contribution or sale of the property will generate a profit to ProLogis. ProLogis also earns fees from customers for development activities performed on their behalf and realizes profits from sales of land parcels when ProLogis’ development plans no longer include these parcels.

      At December 31, 2002, ProLogis’ property operations segment included 88 properties that were not developed or acquired as long-term investments. These properties aggregated 15.3 million square feet of distribution space at a total investment of $663.0 million. See (“— Property Operations — Investments”). Earnings or losses of these properties generated prior to their contribution or sale are included in the earnings from operations of the property operations segment. Once the properties are contributed to property funds, ProLogis recognizes its proportionate share of the earnings of the property funds under the equity method, which, along with the fees earned from the property funds, is included in the earnings from operations of the property operations segment. See “— Property Operations Segment — Operations.”

      In 2002, 2001 and 2000, the CDFS business segment’s earnings from operations were $152.3 million, $151.7 million and $114.5 million, respectively. In 2002, 36% of the earnings from operations of this operating segment were generated in North America, 59% were generated in Europe and 5% were generated in Japan. In 2001 and 2000, 43% and 48%, respectively, of the earnings from operations of this operating segment were generated in North America. For these years, Europe generated the remaining portions of the CDFS business segment’s earnings from operations. See Note 10 to ProLogis’ Consolidated Financial Statements in Item 8.

      The results of operations of Kingspark S.A., which performs ProLogis’ CDFS business activities in the United Kingdom, were recognized by ProLogis under the equity method and included in the CDFS business segment through June 30, 2002. The results of operations of Kingspark S.A. have been consolidated in ProLogis’ financial statements since July 1, 2002 and, as applicable, are included in the earnings from operations of the CDFS business segment. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

      Operational information about this operating segment for 2002 includes the following:

•	Contributions and sales of properties generated net gains of $137.1 million (including $14.8 million of net gains that were recognized during the first six months of 2002 by Kingspark S.A.). Of the property contributions and sales, $132.1 million of net gains were generated by developed properties and $5.0 million of net gains were generated by acquired properties.

•	ProLogis developed 2.4 million square feet of distribution properties on behalf of customers under development management agreements generating $9.6 million of fees, including 1.4 million square feet and fees of $5.5 million recognized during the first six months of 2002 by Kingspark S.A. Other fees and miscellaneous income from the CDFS business segment was $0.5 million, including $16,000 recognized during the first six months of 2002 by Kingspark S.A.

      See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — CDFS Business.”

Market Presence

      ProLogis’ CDFS business has had development activities in substantially all of ProLogis’ property operations markets. At December 31, 2002, ProLogis had properties under development in eight markets in the United States, one market in Mexico, 12 markets in six countries in Europe and in Tokyo, Japan. At December 31, 2002, the land positions owned by ProLogis were located in 26 markets in the United States, four markets in Mexico and 17 markets in nine countries in Europe. At December 31, 2002, ProLogis had begun development on all of its land holdings in Japan.

Competition

      There are a number of other national, regional and local developers engaged in industrial distribution property development in the North American markets where ProLogis conducts business and ProLogis competes with these developers for land acquisitions and development opportunities. The disposition market in North America is competitive and is driven by the supply of new developments, access to capital and interest rate levels. The key component of ProLogis’ success in North America will be its ability to develop and lease properties that will generate profits upon contribution or sale and its ability to continue to access private capital that will allow for the acquisition of these developed properties by property funds, such as the six existing property funds in North America.

      ProLogis believes that there are no other pan-European real estate operating companies in direct competition with its CDFS business in Europe. However, there are a number of local and regional developers in ProLogis’ target markets. As in North America, the disposition market in Europe is competitive and driven by the supply of new developments, access to capital and interest rate levels and ProLogis’ ability to develop and lease properties in Europe that will generate profits upon contribution or sale and its ability to continue to access private capital such that its European property fund can acquire ProLogis’ developed properties is critical to its success. With respect to its development activities in Europe, ProLogis believes that it has a competitive advantage based upon the strategic locations of its land positions owned or under control in Europe. As the only owner of distribution properties and services provider operating on a global basis, ProLogis believes it has differentiated itself from many of its competitors in Europe.

      Market research available to ProLogis has identified a trend in Japan toward larger, more efficient distribution centers due to vertical integration, continued merger activity and the need to reduce costs in the supply chain. ProLogis currently serves customers in other global markets who also have operations in Japan. ProLogis believes that its past experience in serving these international customers, as with its entry into Europe, will provide opportunities for ProLogis to meet these customers’ distribution space needs in Japan. ProLogis has not currently identified any North American industrial development companies who are in direct competition with its CDFS business in Japan. Further, ProLogis believes that it has an advantage over local industrial development companies in Japan as the result of its experience in the development of industrial properties, its focus on customer relationships and the high quality service that it can provide through the ProLogis Operating System® (see “— ProLogis Operating System®”). ProLogis has properties under development with a total expected cost at completion of $227.5 million, which based on information available to ProLogis, makes ProLogis one of the leading industrial distribution developers in Japan based on portfolio size at December 31, 2002.

Customers

      ProLogis utilizes the customer relationships that it has developed through its property operations segment activities and the ProLogis Operating System® in marketing its CDFS business. See “— Property Operations — Customers” and “— ProLogis Operating System®.” In 2002, approximately 62% of the customers that leased distribution space in properties developed or rehabilitated and/or repositioned in the CDFS business segment were repeat customers of ProLogis.

Employees

      ProLogis directly employs approximately 700 persons in North America, eight countries in Europe and in Japan. Of the total, approximately 110 employees are assigned directly to the CDFS business segment and ProLogis’ other employees may also provide assistance in this operating segment. ProLogis believes that its relationship with its employees is good. ProLogis’ employees are not represented by a collective bargaining agreement.

Seasonal Nature of the Business

      The demand for the industrial distribution properties that are developed in the CDFS business segment is not seasonal in nature. However, the development process can be impeded by weather in certain markets, particularly during the winter months, affecting the scheduling of development activities and potentially delaying construction completions.

Future Plans

      ProLogis intends to utilize the capital generated through the contributions or sales of properties, the proceeds from public debt offerings that take advantage of favorable market conditions and, to a lesser extent, the proceeds from sales of its Common Shares under various plans to finance its future CDFS business activities in North America, Europe and Japan. To this end, ProLogis issued $300.0 million of senior unsecured notes in February 2003, representing its first public debt offering since April 1999. The proceeds from this offering were used to repay borrowings on ProLogis’ revolving lines of credit that had been incurred to fund ProLogis’ development and acquisition activities.

      ProLogis’ success in this operating segment depends on its ability to develop and lease properties and the availability of private capital that can be used by a property fund to acquire properties that have been developed or acquired in the CDFS business segment. See “— Competition.” ProLogis believes that the reconfiguration of supply chains driven by the need for distribution space users to add efficiencies within their distribution networks will continue to favorably impact the demand for distribution properties and the distribution-related services that ProLogis provides in the CDFS business segment. Also, a limited supply of state-of-the-art distribution space in Europe and Japan could also provide opportunities within this operating segment. However, for ProLogis to take advantage of these opportunities under its current business strategy, the availability of private capital is critical. ProLogis is committed to offer to contribute to existing property funds substantially all of its stabilized developed properties in North America through December 2003, in Europe through September 2019 and in Japan through June 2006. ProLogis believes that these property funds have available capital, including borrowing capacity, to acquire the properties that ProLogis expects it will be available for contribution in North America and Europe through June 2003 and in Japan through June 2006. ProLogis North American Properties Fund V and ProLogis European Properties Fund do not have capital commitments from third parties at this time such that they can acquire properties from ProLogis after June 2003. However, ProLogis expects that both of these property funds will secure additional capital commitments such they will be able to acquire ProLogis’ available properties after June 2003. ProLogis Japan Properties Fund has a capital commitment from an institutional investor that is expected to be sufficient to acquire all of the properties that ProLogis expects to be available for contribution through June 2006.

      ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that raises capital in the public market. ProLogis European Properties Fund is seeking additional equity commitments and has had discussions with certain institutional investors, including some investors that are currently owners of the property fund. There can be no assurance that these property funds will obtain a sufficient amount of capital (either debt or equity capital) such that they will be able to acquire the properties that ProLogis expects to have available for contribution after June 2003. And, there can be no assurance that if additional commitments are not received by the property funds, ProLogis will be able to secure other sources of private equity capital such that it can contribute or sale its stabilized development properties in a timely manner to allow ProLogis to continue to generate development profits through the end of the current commitment periods.

      See the discussion of factors that could affect the future plans of ProLogis, in the CDFS business segment at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Temperature-Controlled Distribution Operations

      ProLogis first invested in this operating segment through a temperature-controlled distribution company that operated in the United States. This investment, along with ProLogis’ investment in a similar company operating in Europe that was made in 1998, were presented under the equity method. In 2001 and 2002, significant portions of these investees’ operating assets were sold and ProLogis no longer considers the temperature-controlled distribution operations segment to be one of its primary operating segments or a primary line of business. At December 31, 2002, the remaining operating assets in this operating segment were only in Europe, primarily in France and the United Kingdom.

Investments

      At December 31, 2002, ProLogis’ investee in this operating segment, Frigoscandia Holdings S.A., (collectively with its subsidiaries “Frigoscandia S.A.”) owned or operated 103.6 million cubic feet (62.4 million cubic feet in France and 41.2 million cubic feet in the United Kingdom) of temperature-controlled operating assets, had an investment in a temperature-controlled operating company in Austria and operated a temperature-controlled transportation network in the Netherlands. The operating assets in the United Kingdom were classified as held for sale by Frigoscandia S.A. in December 2002. ProLogis has non-voting ownership interests in Frigoscandia S.A. and a related company, CSI/ Frigo LLC, such that it recognizes in excess of 99% of the earnings or losses of Frigoscandia S.A. under the equity method.

      The sale of a significant portion of the United States temperature-controlled distribution operating assets occurred in October 2002. After the sale, $54.4 million of assets that were not sold (four leased facilities and four land parcels) were integrated into ProLogis’ two primary operating segments and are now presented on a consolidated basis as, concurrent with the sale, ProLogis acquired all voting ownership interests of its United States investee. Previously, ProLogis’ ownership interests were all non-voting. See Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

Operations

      Frigoscandia S.A. earns revenues from unaffiliated customers for various services associated with temperature-controlled distribution operations. ProLogis recognizes its proportionate share of the net earnings or losses of Frigoscandia S.A. under the equity method as a component of its total income. Prior to the disposition of all of the United States operations by ProLogis’ investee in this operating segment, ProLogis also recognized its proportionate share of this investee’s net earnings or losses under the equity method.

      ProLogis’ total income from this operating segment, all recognized under the equity method, was income of $7.1 million in 2002, including a net loss of $41.4 million representing ProLogis’ proportionate share of the net gains recognized upon the sale of significant portions of these entities’ operating assets and related impairment charges ($42.9 million of impairment charges offset by net gains of $1.5 million). Included in ProLogis’ total income in 2001, was a net loss from this operating segment of $111.5 million, including a net loss of $97.9 million representing ProLogis’ proportionate share of the net losses recognized upon the sale of significant portions of these entities’ operating assets and related impairment charges ($88.4 million and $5.8 million of impairment charges related to operating assets and technology investments, respectively, and net losses of $3.7 million). ProLogis’ total income in 2000 includes a net loss of $8.3 million from this operating segment. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations — Temperature-Controlled Distribution Operations” and Notes 4 and 10 to ProLogis’ Consolidated Financial Statements in Item 8.

Market Presence

      Market presence in the temperature-controlled distribution industry is generally defined by the volume available for storage of frozen and chilled foods in addition to the transportation network in place to serve customers. Frigoscandia S.A. operates a storage network in France and the United Kingdom, has an investment in a temperature-controlled operating company in Austria and has transportation operations in the Netherlands.

Competition

      ProLogis believes that the temperature-controlled distribution industry has significant barriers to entry due to its capital-intensive nature, which limits competition. Frigoscandia is one of a few European temperature-controlled distribution companies that have operations in more than one country. Frigoscandia’s primary competition in each country is from local smaller warehouse operators.

Customers

      In the United Kingdom, Frigoscandia S.A. has approximately 315 customers. Of Frigoscandia S.A.’s total revenues in the United Kingdom, approximately 83% were derived from its 15 largest customers and Frigoscandia S.A.’s largest customer in the United Kingdom accounted for approximately 23% of its total revenues. In France, Frigoscandia S.A. has approximately 1,600 customers. Of Frigoscandia S.A.’s total revenues in France, approximately 71% were derived from its 25 largest customers and Frigoscandia S.A.’s largest customer in France accounted for approximately 15% of its total revenues.

Employees

      Frigoscandia S.A. employs approximately 1,240 persons in three European countries. Of these employees, approximately 77% participate in collective bargaining agreements. Frigoscandia S.A. believes that its relationship with its employees is good.

Seasonal Nature of the Business

      Temperature-controlled distribution operations are seasonal, in that demand for temperature-controlled storage capacity is stronger during the third quarter of the calendar year and is at its lowest level in the first quarter of the calendar year. The seasonal nature of temperature-controlled distribution operations coincides with the lower demand for frozen foods, such as ice cream, during the winter months and the timing of the harvests of various food crops in the third quarter of the year.

Future Plans

      The focus in both France and the United Kingdom in 2003 will be on increasing the operating efficiencies and profitability. The operating assets located in the United Kingdom were classified as held for sale in December 2002 indicating that Frigoscandia S.A. intends to dispose of these assets and that it believes that such disposition will occur before the end of 2003.

      See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Temperature-Controlled Distribution Operations” for a discussion of operating performance of this operating segment and the discussion of factors that could affect the future plans of ProLogis and Frigoscandia S.A. at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

ProLogis Operating System®

      ProLogis’ management team is headed by its Chairman and Chief Executive Officer, K. Dane Brooksher and its Vice Chairman and Chief Investment Officer, Irving F. Lyons III. Mr. Brooksher and Mr. Lyons are members of the Board. On March 25, 2003, ProLogis announced that Mr. Brooksher would relinquish his role as Chief Executive Officer of ProLogis on December 31, 2004 and that Mr. Lyons would relinquish his role as

Vice Chairman and Chief Investment Officer of ProLogis on December 31, 2004. Mr. Brooksher will remain as Chairman of the Board and Mr. Lyons will retain his membership on the Board and will serve as Chairman of the Board’s investment committee. The Board has formed a succession committee that has been working with the full Board and ProLogis’ management group on succession planning and transition issues.

      ProLogis’ investments and operations in each geographical area of the world are overseen by Jeffrey H. Schwartz, President of International Operations and President and Chief Operating Officer — Asia, John W. Seiple, Jr., President and Chief Operating Officer — North America and Robert J. Watson, President and Chief Operating Officer — Europe. Further, in North America, each of ProLogis’ four regions (Mid-Atlantic, Southeast, Central/ Mexico and Pacific) is led by a senior member of the Market Services Group, who is responsible for capital management in that region and a senior member of the Global Development Group, who is responsible for capital deployment for that region. The three regions in Europe (Northern and Central Europe, Southern Europe and the United Kingdom) are each led by a senior officer who has both capital management and capital deployment responsibilities. In Japan, the capital management and capital deployment responsibilities are primarily those of the Chief Operating Officer. This structure will continue in Japan until such time as the volume of investments and operations demonstrates the need for additional managers. ProLogis’ management team is responsible for overseeing the utilization of the ProLogis Operating System®, the cornerstone of ProLogis’ business strategy, to allow ProLogis to achieve long-term sustainable growth in cash flow and increase the overall return on equity for its shareholders.

      The ProLogis Operating System® is a proprietary property management and customer service delivery system that has been designed to integrate four groups of professionals such that ProLogis provides a unique and disciplined approach to serving existing and prospective customers. The ProLogis Operating System® is comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group. ProLogis believes that it is, and will continue to be, well positioned to leverage its customer relationships to generate additional business opportunities.

Market Services Group

      The Market Services Group is responsible for managing and leasing the properties owned by ProLogis and the property funds. The members of the Market Services Group include professionals who are responsible for capital management in the various regions and 41 Market Officers who are primarily responsible for understanding and meeting the needs of existing and prospective customers in their respective markets. The Market Officers, along with their team of property management and leasing professionals, use their knowledge of local market conditions to assist the Global Services Group in identifying and accommodating those customers with multiple market requirements and assist in the marketing efforts directed at these customers. The Market Officers’ ability to serve customers in the local market is enhanced by their access to both national and international ProLogis resources. The Market Officers do not develop projects or borrow or commit capital. Their focus is strictly on managing the capital invested in their markets, creating and maintaining relationships with customers, potential customers and industrial brokers, leasing ProLogis’ properties and identifying potential acquisition and development opportunities in their markets.

Global Services Group

      The Global Services Group is dedicated to providing service to the largest users of distribution space, a group of companies that ProLogis has identified as its targeted customers. The Global Services Group’s primary focus is to position ProLogis as the preferred provider of distribution space to these companies. The professionals in the Global Services Group seek to build long-term relationships with ProLogis’ customers and provide a single point of contact for multi-location global users of distribution space to simplify and streamline the execution of such customers’ distribution space plans. An ancillary benefit of ProLogis’ on-going contact with its customers is the ability to be on the forefront of international and national distribution and logistics trends. The Global Services Group is headquartered in Aurora and Amsterdam and has regional offices in Atlanta, Chicago and New Jersey.

Global Development Group

      The Global Development Group focuses substantial research and development efforts on creating industry-leading distribution properties and master-planned distribution parks. Members of the Global Development Group have extensive experience in the development and construction of generic industrial development properties that appeal to a wide variety of customers as well as the development of industrial development properties that meet a particular customer’s needs. ProLogis incorporates the latest technology with respect to building design and systems and has developed standards and procedures that it strictly adheres to in the development of all properties to ensure that properties developed by ProLogis are of a consistent quality.

      The Global Development Group includes architects, engineers and construction professionals who oversee the land planning and building design processes, monitor the construction process and monitor the performance of third-party general contractors. This Group’s project managers, who operate regionally, supervise each project with further oversight from ProLogis’ development management team. ProLogis’ development projects are completed pursuant to uniform standards, procedures and specifications that have been designed to achieve consistent quality in ProLogis developed properties.

      ProLogis believes the depth and breadth of experience within the Global Development Group enhances the effectiveness of the Global Services Group and provides the Market Services Group with a distinct competitive advantage in securing development opportunities in their respective markets.

ProLogis Solutions Group

      The ProLogis Solutions Group was formed to allow ProLogis to address its customers’ distribution needs by providing analysis, consulting and material handling equipment. The distribution-related consulting services available to customers by the ProLogis Solutions Group, includes network optimization tools, strategic site selection, business location services (including tax incentive analysis and tax negotiation consulting) and design consulting services. ProLogis believes that the services provided by the ProLogis Solutions Group can strengthen its customer relationships with the added benefit of increasing its cash flows with modest additional capital requirements.

ProLogis Management

      ProLogis’ future success depends upon management’s ability to continue to provide strategic and day-to-day management functions of research, investment analysis, acquisition and due diligence, development, marketing, asset management, capital markets, asset disposition, management information systems support, accounting services and legal services. Since its inception in 1991, ProLogis’ management has demonstrated a strategic vision in determining an operating and investment focus that has provided favorable returns to its shareholders and has positioned ProLogis for long-term growth. Through the ProLogis Operating System®, ProLogis believes it is the first international operating company that has been able to address and service a corporate customer’s distribution space requirements on an international, national, regional and local basis.

      ProLogis maintains a Code of Ethics and Business Conduct applicable to its Board and all of its officers and employees, including the principal executive officer, the principal financial officer, the principal accounting officer, the controller or persons performing similar functions. A copy of ProLogis’ Code of Ethics and Business Conduct is included as an exhibit to this Annual Report on Form 10-K and is available on ProLogis’ website, www.prologis.com. In addition to being accessible through ProLogis’ website, copies of ProLogis’ Code of Ethics and Business Conduct can be obtained, free of charge, upon written request to Investor Relations, 14100 East 35th Place, Aurora, Colorado 80011. Any amendments to or waivers of ProLogis’ Code of Ethics and Business Conduct that apply to the principal executive officer, the principal financial officer, the principal accounting officer, the controller or the persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on ProLogis’ website.

      The reference to ProLogis’ website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

Trustees

      K. Dane Brooksher — 64 — Mr. Brooksher has served as a Trustee since October 1993. Mr. Brooksher has been Chairman and Chief Executive Officer of ProLogis since March 1999 and he was Co-Chairman and Chief Operating Officer of ProLogis from November 1993 to March 1999 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Brooksher was Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick (now KPMG LLP), independent public accountants, where he served on the Board of Directors and Management Committee and as International Development Partner for Belgium and the Netherlands. Mr. Brooksher is a Director of Butler Manufacturing Company, the National Association of Manufacturers, Pactiv Corporation, Insight Inc. (an unconsolidated investee of ProLogis — see Note 4 to ProLogis’ Consolidated Financial Statements in Item 8) and Colorado Forum, a not-for-profit organization and he serves as an Advisory Board Member of the J.L. Kellogg Graduate School of Management of Northwestern University. Mr. Brooksher’s term as Trustee expires in 2005.

      Irving F. Lyons, III — 53 — Mr. Lyons has served as a Trustee since March 1996. Mr. Lyons has been Vice Chairman of ProLogis since December 2001 and Chief Investment Officer of ProLogis since March 1997. Mr. Lyons was President of ProLogis from March 1999 to December 2001, Co-Chairman of ProLogis from March 1997 to March 1999 and Managing Director of ProLogis from December 1993 to March 1997 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Lyons was the Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons’ term as Trustee expires in 2003.

      Stephen L. Feinberg — 58 — Mr. Feinberg has served as a Trustee since January 1993. Mr. Feinberg has been Chairman of the Board and Chief Executive Officer of Dorsar Investment Co., Inc., a diversified holding company with interests in real estate and venture capital since 1970. Mr. Feinberg is also a Director of Security Capital Preferred Growth, an affiliate of Security Capital Group Incorporated (“Security Capital”), previously ProLogis’ largest shareholder (see Note 7 to ProLogis’ Consolidated Financial Statements in Item 8), Continental Transmission Corporation, MetaMetrics, Inc., St. John’s College, The Santa Fe Institute and The Feinberg Foundation, Inc. He was formerly Chairman of the Board of St. John’s College and a former Director of Farrar, Strauss and Giroux, Inc. (a private publishing company), Molecular Informatics, Inc., Border Steel Mills, Inc., Springer Building Materials Corporation, Circle K Corporation, EnerServ Products, Inc. and Texas Commerce Bank-First State. Mr. Feinberg’s term as Trustee expires in 2004.

      George L. Fotiades — 49 — Mr. Fotiades has served as a Trustee since December 2001 when he was appointed as Trustee prior to his election in May 2002. Mr. Fotiades is President and Chief Executive Officer of Life Sciences Products & Services, a unit of Cardinal Health, Inc., a provider of services supporting the health-care industry. Prior thereto, Mr. Fotiades was President and Chief Operating Officer of R. P. Scherer Corporation (which was merged into Cardinal Health, Inc. in August 1998), Executive Vice President and Group President from 1996 to 1998 and Group President of the Americas and Asia Pacific from 1996 to 1998. Mr. Fotiades’ term as Trustee expires in 2003.

      Donald P. Jacobs — 75 — Mr. Jacobs has served as a Trustee since February 1996. Mr. Jacobs has been a faculty member of the J.L. Kellogg Graduate School of Management of Northwestern University since 1957 and he was Dean from 1975 until he retired as Dean in 2001. Mr. Jacobs is currently Dean Emeritus. Mr. Jacobs is a Director of Hartmarx Corporation, Terex Corporation and CDW Computer Centers. Mr. Jacobs was formerly a Director of Commonwealth Edison and its parent company, Unicom and he was formerly Chairman of the Public Review Board of Andersen Worldwide. Mr. Jacobs was Chairman of the Advisory Committee of the Oversight Board of the Resolution Trust Corporation for the third region from

1990 to 1992, Chairman of the Board of AMTRAK from 1975 to 1979, Co-Staff Director of the Presidential Commission on Financial Structure and Regulation from 1970 to 1971 and Senior Economist for the Banking and Currency Committee of the U.S. House of Representatives from 1963 to 1964. Mr. Jacobs’ term as Trustee expires in 2004.

      Neelie Kroes — 61 — Ms. Kroes was appointed as a Trustee in May 2002. Ms. Kroes served as President of Nyenrode University, a private university in the Netherlands, from May 1991 to April 2000. Prior thereto, Ms. Kroes held various logistics-related positions in the Dutch government, including Cabinet Minister of Transportation, Public Works and Telecommunication. Ms. Kroes was an assistant professor for transport areas at Erasmus University in Rotterdam, the Netherlands from May 1965 to August 1971. Ms. Kroes serves on various advisory boards including P&O Nedlloyd, Lucent Technologies B.V. and Nederlands Spoorwegen NV (Dutch Railways). Ms. Kroes’ term as trustee expires in 2005.

      Kenneth N. Stensby — 63 — Mr. Stensby has served as a Trustee since March 1999. Mr. Stensby was a Director of Meridian Industrial Trust Inc. from 1996 to March 1999, when it was merged with and into ProLogis. Mr. Stensby was President and Chief Executive Officer of United Properties, a Minneapolis-based diversified real estate company, from 1974 until his retirement in January 1995. Mr. Stensby is past President of the National Association of Industrial and Office Parks and was a Director of First Asset Realty Advisors, a pension advisory subsidiary of First Bank of Minneapolis and Corner House. Mr. Stensby’s term as Trustee expires in 2005.

      J. André Teixeira — 50 — Mr. Teixeira has served as a Trustee since February 1999. Mr. Teixeira is Vice President, Global Technology Development of Interbrew, a publicly traded brewer headquartered in Belgium. He was Chairman and Senior Partner with BBL Partners LLC, Moscow, Russia, a consulting and trading company specializing in the food and food ingredient industry from 2001 to 2002 and he was the President of Coca-Cola for the Russia and Ukraine region, General Manager of Coca-Cola Russia, Ukraine and Belarus and Head of Representation for the Coca-Cola Export Corporation, Moscow from 2000 to 2001. Mr. Teixeira was General Manager/ President of the Coca-Cola Ukraine and Belarus region, Kiev from 1998 to 2000 and was with Coca-Cola in various capacities since 1978. Mr. Teixeira’s term as Trustee expires in 2004.

      William D. Zollars — 55 — Mr. Zollars has served as a Trustee since June 2001 when he was appointed as Trustee prior to his election in May 2002. Mr. Zollars has been Chairman, President and Chief Executive Officer of Yellow Corporation, a holding company specializing in transportation of industrial, commercial and retail goods, since 1999. From 1996 to 1999, Mr. Zollars was President of Yellow Freight System Inc., Yellow Corporation’s principal operating subsidiary and he was a Senior Vice President of Ryder Integrated Logistics, Inc. from 1994 to 1996. Mr. Zollars is a Director of Butler Manufacturing Co. and Rogers Group, Inc. Mr. Zollars’ term as Trustee expires in 2003.

Senior Officers

      Jeffrey H. Schwartz — 43 — President of International Operations since March 2003 and President and Chief Operating Officer — Asia since March 2002. Mr. Schwartz was President and Chief Executive Officer of Vizional Technologies, Inc. (“Vizional Technologies”), an unconsolidated investee of ProLogis (see Note 4 to ProLogis’ Consolidated Financial Statements in Item 8) from September 2000 to February 2002. From October 1994 to August 2000, Mr. Schwartz was with ProLogis, most recently as Vice Chairman for International Operations (through September 1997 he was employed by ProLogis’ former management company). Prior to originally joining ProLogis in October 1994, Mr. Schwartz was a founder and managing partner of The Krauss/ Schwartz Company, an industrial real estate developer in Florida.

      John W. Seiple, Jr. — 44 — President of North America since December 2001 and Chief Operating Officer — North America since December 1998. Mr. Seiple has been with ProLogis in varying capacities since October 1993 (through September 1997 he was employed by ProLogis’ former management company). Mr. Seiple is a Director of Insight Inc. (an unconsolidated investee of ProLogis — see Note 4 to ProLogis’ Consolidated Financial Statements in Item 8). Prior to joining ProLogis, Mr. Seiple was a Senior Vice President with Trammell Crow Company, a diversified commercial real estate company in North America.

      Robert J. Watson — 53 — President of Europe since December 2001 and Chief Operating Officer — Europe since December 1998. Mr. Watson has been with ProLogis in varying capacities since November 1992 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Watson was with the Regional Partner for Southwest United States Real Estate with Trammell Crow Company, a diversified commercial real estate company in North America. Prior to the end of 2003, Mr. Watson will relinquish his role as President and Chief Operating Officer — Europe and will return to ProLogis’ world headquarters in Aurora, Colorado.

      Walter C. Rakowich — 45 — Managing Director and Chief Financial Officer of ProLogis since December 1998, where he is responsible for worldwide corporate finance. Mr. Rakowich has been with ProLogis in varying capacities since July 1994 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions and he was a Principal with Trammell Crow Company, a diversified commercial real estate company in North America.

      Edward S. Nekritz — 37 — Managing Director of ProLogis since December 2002, General Counsel of ProLogis since December 1998 and Secretary of ProLogis since March 1999, where he oversees the provision of all legal services for ProLogis and is responsible for ProLogis’ Risk Management and Asset Services departments. Mr. Nekritz has been with ProLogis in varying capacities since September 1995 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw).

      Paul C. Congleton — 48 — Managing Director of ProLogis since September 1999, where he oversees the Global Capital Group, which is responsible for securing sources of private capital. Mr. Congleton has been with ProLogis in varying capacities since January 1995 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Congleton was Managing Principal with Overland Company, a property management, leasing and consulting company based in Arizona.

      Alan J. Curtis — 55 — Managing Director of ProLogis since December 2002, where he has capital management and capital deployment responsibilities for the United Kingdom. Mr. Curtis has been with ProLogis or Kingspark S.A., since June 1997 (ProLogis acquired Kingspark S.A. in August 1998) in varying capacities. Prior to joining Kingspark S.A., Mr. Curtis was with Gazely Properties as a Senior Development Surveyor with responsibilities for the Midlands market of the United Kingdom.

      Ranald A. Hahn — 47 — Managing Director of ProLogis since December 2002, where he has capital management and capital deployment responsibilities for Southern Europe. Mr. Hahn has been with ProLogis in varying capacities since March 1999. Prior to joining ProLogis, Mr. Hahn was the International Business Development Director of GSE, a French logistics construction company.

      Steven K. Meyer — 55 — Managing Director of ProLogis since December 1998, where he has capital deployment responsibilities for the Central/ Mexico region. Mr. Meyer has been with ProLogis in varying capacities since September 1994 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Meyer was an Executive Vice President with Trammell Crow Company, a diversified commercial real estate company in North America. Mr. Meyer will assume the role of President and Chief Operating Officer — Europe, completing the transition with Mr. Watson before the end of 2003.

      John R. Rizzo — 53 — Managing Director of ProLogis since December 2000, where he is responsible for the Global Development Group in North America. Mr. Rizzo has been with ProLogis in varying capacities since January 1999. Prior to joining ProLogis, Mr. Rizzo was Senior Vice President and Chief Operating Officer of Perini Management Services Incorporated, an affiliate of Perini Corporation, a construction management and general contracting firm.

      Robin P. R. von Weiler — 46 — Managing Director of ProLogis since December 1999, where he has capital management and capital deployment responsibilities for Northern and Central Europe. Mr. von Weiler has been with ProLogis in varying capacities since October 1997. Prior to joining ProLogis, Mr. von Weiler was with DTZ Zadelhoff V.O.F., part of DTZ Debenham Tie Lung, in Rotterdam, the Netherlands, most recently as Vice Managing Director, Real Estate Agent and Corporate Advisor.

      Gregory J. Arnold — 48 — Senior Vice President of ProLogis since December 2001, where he oversees the Global Services Group. Mr. Arnold has been with ProLogis in varying capacities since May 1994 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Arnold was an Equity Vice President with LaSalle Partners (now Jones Lang LaSalle), a corporate real estate advisory firm.

      Patrick J. Boot — 38 — Senior Vice President of ProLogis since January 2003, where he is a member of the Asian operations group. Prior to joining ProLogis, Mr. Boot was Executive Vice President and Executive Director of Property Investment Advisors Indonesia/ P.T. Sanggraha Daksamitra, a real estate development and leasing company in Indonesia.

      Mark R. Cashman — 42 — Senior Vice President of ProLogis since March 2003, where he has capital management responsibilities for the Central/ Mexico region. Mr. Cashman has been with ProLogis in varying capacities since January 1995 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Cashman was with First Nationwide Financial Corporation, a bank holding company in Los Angeles, California, most recently as First Vice President and Portfolio Manager.

      James D. Cochran — 42 — Senior Vice President of ProLogis since December 2001, where he is a member of the Global Capital Group, which is responsible for securing sources of private capital. Mr. Cochran has been with ProLogis in varying capacities since March 1994 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Cochran was a Vice President with TCW Realty Advisors, a real estate pension advisory firm.

      Frank H. Fallon — 41 — Senior Vice President of ProLogis since September 1999, where he has capital deployment responsibilities for the Southeast region. Mr. Fallon has been with ProLogis in varying capacities since January 1995 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Fallon was a Marketing Principal with Trammell Crow Company, a diversified commercial real estate company in North America.

      Ken R. Hall — 52 — Senior Vice President of ProLogis since December 2002, where he oversees the Global Development Group in Europe. Mr. Hall has been with ProLogis or Kingspark S.A. since July 1998 (ProLogis acquired Kingspark S.A. in August 1998) in varying capacities. Prior to joining Kingspark S.A., Mr. Hall was with Birse Construction, a development company in the United Kingdom, most recently as Managing Director.

      Larry H. Harmsen — 42 — Senior Vice President of ProLogis since December 2001, where he has capital deployment responsibilities for the Pacific region. Mr. Harmsen has been with ProLogis in varying capacities since February 1995 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Harmsen was a Vice President and General Partner with Lincoln Property Company, a diversified national real estate operating company.

      M. Gordon Keiser, Jr. — 58 — Senior Vice President of ProLogis since October 1995 and Treasurer of ProLogis since December 1998, where he is responsible for relationships with ProLogis’ lenders. Mr. Keiser has been with ProLogis in varying capacities since October 1995 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Keiser was Senior Vice President of JMB Realty Corporation with responsibilities for corporate finance and capital markets financing.

      Douglas A. Kiersey, Jr. — 42 — Senior Vice President of ProLogis since December 2001, where he has capital deployment responsibilities for the Mid-Atlantic region. Mr. Kiersey has been with ProLogis in varying capacities since May 1994 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Kiersey was a member of the Industrial/ Technology Group at Cushman & Wakefield of Oregon, Inc., a real estate brokerage and services company.

      W. Scott Lamson — 40 — Senior Vice President of ProLogis since March 2003, where he has capital management responsibilities for the Pacific region. Mr. Lamson has been with ProLogis in varying capacities since June 1995 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Lamson was a Vice President with Commercial Property Services, a commercial real estate company with responsibilities in the San Francisco market.

      Luke A. Lands — 46 — Senior Vice President and Controller of ProLogis since August 2000, where he supervises ProLogis’ accounting, financial reporting and financial forecasting functions. Mr. Lands has been with ProLogis in varying capacities since January 1996 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Lands was Vice President of SCG Realty Services, an affiliate of Security Capital, from February 1995 to January 1996. Prior thereto, Mr. Lands was Vice President and Controller for Lincoln Property Company, a diversified national real estate operating company. Mr. Lands is a Certified Public Accountant.

      Debra A. McRight — 43 — Senior Vice President of ProLogis since December 1999, where she is responsible for property management operations in ProLogis’ four North American regions. Ms. McRight has been with ProLogis in varying capacities since September 1995 (through September 1997 she was employed by ProLogis’ former management company). Prior to joining ProLogis, Ms. McRight was with Paragon Group, Inc., a full service real estate company, where she was responsible for property management operations in St. Louis, Missouri.

      Daryl H. Mechem — 42 — Senior Vice President of ProLogis since March 2003, where he has capital management responsibilities for the Mid-Atlantic region. Mr. Mechem has been with ProLogis in varying capacities since May 1995 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Mechem was the Director of Tennis at Club El Gancho in Santa Fe, New Mexico.

      Charles E. Sullivan — 45 — Senior Vice President of ProLogis since December 2001, where he has capital management responsibilities for the Southeast region. Mr. Sullivan has been with ProLogis in varying capacities since October 1994 (through September 1997 he was employed by ProLogis’ former management company). Prior to joining ProLogis, Mr. Sullivan was an Industrial Broker with Cushman & Wakefield of Florida, a real estate brokerage and services company.

Environmental Matters

      Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow funds by using such real estate as collateral. ProLogis has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned, or being acquired, as of December 31, 2002, and ProLogis is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on ProLogis’ business, financial condition or results of operations. ProLogis or the predecessor owners have subjected each of its properties to an environmental assessment (which may not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of these environmental assessments have revealed, nor is ProLogis aware of, any environmental liability (including asbestos-related liability) that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations have revealed or will reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to ProLogis or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Insurance Coverage

      ProLogis and its unconsolidated investees currently carry comprehensive insurance coverage including property, liability, fire, flood, earthquake, environmental, terrorism, extended coverage and rental loss, as appropriate for the markets where each of their properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. ProLogis believes its properties and the properties of its unconsolidated investees are adequately insured. However, an uninsured loss could result in loss of capital investment and anticipated profits. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

ITEM 2.	Properties

Industrial Distribution Properties

      ProLogis has directly invested in real estate assets that are primarily generic bulk industrial distribution properties. These properties generally have an average office finish level of less than 10%. Due to the costs associated with retrofitting space for new customers that has previously been used for service center operations, ProLogis has acquired properties containing service center space on a very limited basis, generally as part of portfolio acquisitions in which the majority of the properties being acquired were generic distribution properties. In Japan, ProLogis’ distribution properties will generally be multi-level centers, which is common in Japan due to the cost and limited availability of land. ProLogis’ properties are typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. Based on square footage, ProLogis’ properties at December 31, 2002 that are used for bulk distribution comprised 87.5% of its total operating portfolio, properties used for light manufacturing and assembly comprised 10.9% of its total operating portfolio and properties used for other purposes, primarily service centers, was 1.6% of its total operating portfolio.

      ProLogis has commitments with certain property funds that require ProLogis to offer to contribute its stabilized developed properties to the property fund, subject to certain conditions, to the property fund upon completion. During the period that properties are under development, they are included in the CDFS business segment. Regardless of ProLogis’ intent with respect to a property (i.e., long-term investment or expectation of future contribution or sale), all properties that are classified as operating properties are included in the property operations segment while they are directly owned by ProLogis.

Geographic Distribution

      ProLogis has direct ownership of 1,267 distribution properties (operating and under development) in North America, Europe and Japan at December 31, 2002. In North America, properties that are owned directly by ProLogis are located in 37 markets (including two cities that are not target markets) in 22 states and the District of Columbia in the United States and in four markets in Mexico. In Europe, the properties that are owned directly by ProLogis are located in 16 markets in eight countries. In Japan, the properties that are owned directly by ProLogis are located in Tokyo. ProLogis defines its markets based on the concentration of properties in a specific area. A market, as defined by ProLogis, can be a metropolitan area, a city, a subsection of a metropolitan area, a subsection of a city or a region of a state or country. Accordingly, the actual location of each market may not be easily identifiable by the names given by ProLogis. Such markets are identified below along with the major metropolitan areas or cities located in that market to assist in understanding of the information presented in the tables that follow in Item 2.

United States:
I-81 Corridor, Pennsylvania	Allentown, Bethlehem, Harrisburg
I-95 Corridor, New Jersey	Cranbury, Newark, Secaucus, Trenton
Europe:
France:
Central	Orleans, Paris, Vatry
East	Metz
North	Lille, Le Havre
South	Lyon, Marseille
Germany:
Rhine/Mein	Frankfurt
Rhine/Ruhr	Cologne, Dortmund, Dusseldorf
South	Munich
Netherlands:
South	Haaften, Tilburg, Veghel, Venlo
Poland:
Central	Piotrkow
South	Bedzin
West	Poznan
United Kingdom:
East Midlands	Bedfordshire, Coalville, Corby, Daventry, Leicester, Northhampton
London and Southeast	London, Hemel Hempstead, Thurrock
North	Leeds, Wakefield, Crewe
West Midlands	Banbury, Birmingham, Coventry, Rugby

      The table below illustrates the geographic distribution of ProLogis’ portfolio of directly owned operating properties and properties under development. The table excludes land held for future development. The table includes properties owned by ProLogis and its consolidated subsidiaries and partnerships, which may not be 100% owned by ProLogis (see “— Real Estate Partnerships”). The table does not include properties that are owned by the property funds or ProLogis’ other unconsolidated investees which are discussed under “— Unconsolidated Investees.”

	December 31,

	2002		2001

		Percentage of		Percentage of
	Number of	Assets Based	Number of	Assets Based
	Properties	on Cost(1)	Properties	on Cost(1)

North American Markets(2):
United States:
Atlanta, Georgia	84	5.22%	89	6.08%
Austin, Texas	27	1.31	27	1.52
Charlotte, North Carolina	30	2.20	31	2.78
Chattanooga, Tennessee	5	0.30	5	0.35
Chicago, Illinois	59	6.07	62	7.99
Cincinnati, Ohio	39	1.95	40	2.52
Columbus, Ohio	29	2.93	31	3.70
Dallas/Ft. Worth, Texas	127	8.52	126	9.83
Denver, Colorado	25	1.52	23	1.60
El Paso, Texas	19	1.24	18	1.45
Ft. Lauderdale/Miami, Florida	11	0.92	12	1.14
Houston, Texas	92	4.86	85	5.07
I-81 Corridor, Pennsylvania	3	0.92	2	1.26

	December 31,

	2002		2001

		Percentage of		Percentage of
	Number of	Assets Based	Number of	Assets Based
	Properties	on Cost(1)	Properties	on Cost(1)

I-95 Corridor, New Jersey	28	2.98	26	2.70
Indianapolis, Indiana	43	2.53	43	2.96
Kansas City, Kansas/Missouri	29	1.19	29	1.36
Las Vegas, Nevada	17	1.80	18	2.25
Los Angeles/Orange County, California	2	0.94	4	1.40
Louisville, Kentucky	7	0.64	8	1.01
Memphis, Tennessee	48	4.07	43	3.69
Nashville, Tennessee	31	1.72	31	1.96
Oklahoma City, Oklahoma	6	0.22	6	0.25
Orlando, Florida	19	1.31	19	1.54
Phoenix, Arizona	30	1.30	30	1.52
Portland, Oregon	20	0.92	20	1.09
Reno, Nevada	23	1.85	25	2.85
Salt Lake City, Utah	7	0.88	7	1.01
San Antonio, Texas	51	2.36	43	2.06
San Francisco (East Bay), California	53	4.34	52	4.89
San Francisco (South Bay), California	71	4.43	71	5.21
Seattle, Washington	14	1.10	14	1.30
St. Louis, Missouri	14	1.44	13	0.83
Tampa, Florida	64	2.88	62	3.04
Tulsa, Oklahoma	9	0.24	9	0.28
Washington D.C./Baltimore, Maryland	42	3.35	39	3.17
Other(3)	2	0.10	3	0.11
Mexico:
Juarez	12	0.70	10	0.54
Monterrey	8	0.64	11	1.16
Reynosa	11	0.66	15	1.21
Tijuana	2	0.18	5	0.59

Subtotal North America(2)	1,213	82.73	1,207	95.27

European Markets(4)(5):
Belgium	—	—	1	0.15
Czech Republic:
Prague	1	0.24	—	—
France:
Central	1	0.18	—	—
North	2	0.36	2	0.40
South	3	0.54	2	0.40
Germany:
Rhine/Mein	1	0.32	—	—
Rhine/Ruhr	2	0.32	1	0.21
Hungary:
Budapest	—	—	1	0.23
Italy:
Milan	3	0.69	1	0.29
Netherlands:
South	1	0.37	2	0.66

	December 31,

	2002		2001

		Percentage of		Percentage of
	Number of	Assets Based	Number of	Assets Based
	Properties	on Cost(1)	Properties	on Cost(1)

Poland:
South	1	0.07	—	—
Warsaw	1	0.18	1	0.19
West	1	0.04	2	0.17
Spain:
Barcelona	—	—	1	0.26
Madrid	2	0.52	2	0.59
United Kingdom:
East Midlands	12	2.61	—	—
London and Southeast	14	5.08	—	—
North	1	0.27	—	—
West Midlands	4	1.14	—	—
Subtotal Europe(4)(5)	50	12.93	16	3.55

Asia(6):
Tokyo, Japan	4	4.34	1	1.18

Total	1,267 (7)	100.00%	1,224 (7)	100.00%

(1)	Properties under development are reflected at the total expected cost at completion, rather than at the cost incurred as of the dates presented.

(2)	ProLogis is committed to offer to contribute its stabilized properties developed in North America (excluding properties developed in the Los Angeles/ Orange County market) through December 2003 to ProLogis North American Properties Fund V, subject to the property meeting certain specified criteria, including leasing criteria, and the property fund having the capital to acquire the property. ProLogis California has the right of first offer with respect to ProLogis’ stabilized developed properties, excluding properties developed under build to suit lease agreements, in the Los Angeles/ Orange County market, subject to the property meeting certain specified criteria, including leasing criteria, and the property fund having the capital to acquire the property. Stabilized development properties offered to ProLogis California that are not accepted must then be offered to ProLogis North America Properties Fund V.

(3)	In 2002, includes one property in each of Akron, Ohio and Brownsville, Texas. In 2001, includes one property in each of Akron, Ohio, Brownsville, Texas and Norfolk, Virginia.

(4)	ProLogis is committed to offer to contribute its stabilized properties developed in specific markets in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain specified criteria, including leasing criteria, and the property fund having the capital to acquire the property.

(5)	Kingspark S.A., a wholly owned subsidiary at December 31, 2002, performs CDFS business activities in the United Kingdom only. Prior to July 1, 2002, ProLogis investment in Kingspark S.A. was presented under the equity method. On July 1, 2002, ProLogis began consolidating its investment in Kingspark S.A. in its financial statements coincident with ProLogis’ acquisition of all of the voting ownership interests in Kingspark S.A. Previously ProLogis’ ownership interests were all non-voting.

At December 31, 2001, Kingspark S.A. had 16 operating properties aggregating 1.6 million square feet at an investment of $140.5 million and 13 properties under development aggregating 2.4 million square feet with an expected cost at completion of $262.2 million. See “Item 1. — Business — ProLogis’ Operating Segments — CDFS Business Segment” and Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(6)	ProLogis is committed to offer to contribute its stabilized properties developed in Japan to ProLogis Japan Properties Fund through June 2006, subject to the property meeting certain specified criteria, including leasing criteria, and the property fund having the capital to acquire the properties.

(7)	Includes 37 properties under development at December 31, 2002 and 16 properties under development at December 31, 2001.

Properties

      The information in the following table is as of December 31, 2002 for the properties directly owned by ProLogis and its consolidated subsidiaries and partnerships, which may not be 100% owned by ProLogis (see “— Real Estate Partnerships”). No individual property or group of properties operated as a single business unit amounted to 10% or more of ProLogis’ consolidated total assets at December 31, 2002 or generated income equal to 10% or more of ProLogis’ consolidated gross revenues or total income for the year ended December 31, 2002. The table does not include properties that are owned by property funds or ProLogis’ other unconsolidated investees which are discussed under “— Unconsolidated Investees.”

		Percentage	Rentable
	No. of	Occupancy	Square	Investment	Encumbrances
	Bldgs.	(1)	Footage	(2)	(3)

Operating Properties Directly Owned at December 31, 2002(4):
North American Markets(5):
United States:
Atlanta, Georgia(6)	84	80.18%	8,838,837	$274,116,732	$35,814,394
Austin, Texas	27	90.00	1,759,309	68,533,410	—
Charlotte, North Carolina	30	89.48	3,801,070	115,703,160	41,515,093
Chattanooga, Tennessee	5	100.00	1,147,872	15,598,174	—
Chicago, Illinois	59	91.34	7,678,325	318,521,990	44,975,541
Cincinnati, Ohio	39	85.20	3,880,392	102,222,659	40,575,593
Columbus, Ohio	29	93.24	4,636,360	154,002,823	30,864,422
Dallas/ Ft. Worth, Texas	127	75.77	13,638,967	447,212,535	64,957,334
Denver, Colorado	24	87.66	2,753,996	75,453,033	—
El Paso, Texas	18	90.77	2,181,522	63,390,093	2,390,232
Ft. Lauderdale/ Miami, Florida	10	96.16	795,237	39,783,464	1,782,491
Houston, Texas	90	91.89	8,387,225	249,436,056	46,374,600
I-81 Corridor, Pennsylvania	3	100.00	1,068,420	48,304,131	16,837,001
I-95 Corridor, New Jersey(7)	28	86.71	3,939,353	156,568,514	28,334,653
Indianapolis, Indiana	43	76.36	4,184,599	132,800,481	—
Kansas City, Kansas/ Missouri	29	87.80	1,578,487	62,265,395	12,111,655
Las Vegas, Nevada	17	96.67	2,061,291	94,666,595	17,285,448
Los Angeles/ Orange County, California	1	100.00	249,283	11,407,072	—
Louisville, Kentucky	7	77.39	1,469,988	33,810,237	6,207,602
Memphis, Tennessee	48	86.01	8,139,029	213,663,802	11,485,712
Nashville, Tennessee	30	78.45	3,235,280	82,114,061	7,031,091
Oklahoma City, Oklahoma	6	82.39	639,942	11,504,076	—
Orlando, Florida	19	93.36	1,750,236	68,861,393	7,815,917
Phoenix, Arizona	30	89.79	2,016,336	68,444,781	—
Portland, Oregon	20	94.64	1,330,129	48,400,079	374,805
Reno, Nevada	23	92.12	2,702,923	97,273,089	10,771,658
Salt Lake City, Utah	7	88.47	1,643,468	46,243,660	—
San Antonio, Texas	50	91.49	4,327,143	118,600,252	—
San Francisco (East Bay), California	53	88.78	5,655,697	227,700,329	20,643,800

		Percentage	Rentable
	No. of	Occupancy	Square	Investment	Encumbrances
	Bldgs.	(1)	Footage	(2)	(3)

San Francisco (South Bay), California	71	84.14	3,694,781	232,763,811	17,131,901
Seattle, Washington	14	87.32	1,272,827	57,640,735	4,652,083
St. Louis, Missouri	13	85.05	1,251,825	38,309,893	7,932,787
Tampa, Florida	64	90.97	3,906,175	151,484,260	26,990,563
Tulsa, Oklahoma	9	96.42	523,623	12,533,713	—
Washington D.C./ Baltimore, Maryland	42	93.01	4,221,518	175,979,160	50,442,077
Other(8)	2	100.00	215,723	4,995,993	390,730
Mexico:
Juarez	12	92.13	966,918	36,511,743	—
Monterrey	6	100.00	582,663	23,913,216	—
Reynosa	11	74.43	967,041	34,749,507	—
Tijuana	2	100.00	262,220	9,476,027	—

Subtotal North America(5)	1,202	86.86	123,356,030	4,224,960,134	555,689,183

European Markets(9):
France:
North	1	0.00	192,977	7,780,588	—
South	2	34.44	560,718	18,403,705	—
Germany:
Rhine/ Ruhr	1	0.00	176,121	9,885,191	—
Netherlands:
South	1	0.00	456,760	19,669,313	—
Poland:
South	1	100.00	123,000	3,288,943	—
Spain:
Madrid	2	0.00	608,467	27,541,457	—
United Kingdom:
East Midlands	11	18.49	1,137,453	127,165,729	—
London and Southeast	5	0.00	509,423	68,832,669	—
North	1	0.00	185,123	14,103,901	—
West Midlands	3	27.69	649,996	46,242,057	—

Subtotal Europe(9)	28	15.36	4,600,038	342,913,553	—

Total Operating Properties Directly Owned at December 31, 2002(4)	1,230	84.29%	127,956,068	$4,567,873,687	$555,689,183

		Rentable
	No. of	Square	Investment	Total Expected
	Bldgs.	Footage	(2)	Cost (10)

Properties Under Development at December 31, 2002(11)(12):
North American Markets:
United States:
Denver, Colorado	1	95,700	$2,218,101	$4,532,693
El Paso, Texas	1	53,240	1,065,827	1,959,452
Ft. Lauderdale/ Miami, Florida	1	164,511	6,952,728	8,427,327
Houston, Texas	2	153,600	4,364,068	5,897,186
Los Angeles/ Orange County, California	1	1,056,484	25,867,107	38,060,512

		Rentable
	No. of	Square	Investment	Total Expected
	Bldgs.	Footage	(2)	Cost (10)

Nashville, Tennessee	1	301,440	3,469,975	8,275,945
San Antonio, Texas	1	136,987	1,249,760	5,397,995
St. Louis, Missouri	1	1,262,648	26,202,112	37,159,396
Mexico:
Monterrey	2	242,338	3,965,282	9,655,297

Subtotal North America	11	3,466,948	75,354,960	119,365,803

European Markets:
Czech Republic:
Prague	1	284,719	7,735,938	12,435,047
France:
Central	1	213,988	5,235,629	9,479,206
North	1	344,760	6,750,645	10,867,276
South	1	282,275	5,687,003	10,353,036
Germany:
Rhine/ Mein	1	227,938	15,084,972	16,636,824
Rhine/ Ruhr	1	122,473	1,571,259	6,852,715
Italy:
Milan	3	783,867	14,608,928	36,088,956
Poland:
Warsaw	1	283,911	6,984,853	9,565,097
West	1	63,938	1,370,087	2,355,642
United Kingdom:
East Midlands	1	150,000	4,671,367	9,773,943
London and Southeast	9	1,779,034	99,401,394	197,831,680
West Midlands	1	113,000	12,450,845	13,870,097

Subtotal Europe	22	4,649,903	181,552,920	336,109,519

Asian Market:
Tokyo, Japan	4	1,531,492	120,475,886	227,520,218

Total Properties Under Development at December 31, 2002(11)(12)	37	9,648,343	$377,383,766	$682,995,540

		Investment	Encumbrances
	Acreage	(2)	(3)

Land Held for Development at December 31, 2002(13):
North American Markets:
United States:
Atlanta, Georgia(14)	234.2	$19,266,615	$—
Austin, Texas	7.2	764,367	—
Charlotte, North Carolina	17.4	1,516,968	—
Chicago, Illinois(15)	151.5	25,535,192	—
Cincinnati, Ohio	100.1	8,816,354	—
Columbus, Ohio	56.5	2,377,315	—
Dallas/ Ft. Worth, Texas(16)	156.7	17,633,703	—
El Paso, Texas	95.9	5,955,618	—
Houston, Texas	56.4	5,231,419	—
I-81 Corridor, Pennsylvania	42.8	2,500,000	—
I-95 Corridor, New Jersey	10.1	817,943	—
Indianapolis, Indiana	123.4	8,616,824	—
Kansas City, Kansas/ Missouri	16.6	1,526,602	—

		Investment	Encumbrances
	Acreage	(2)	(3)

Las Vegas, Nevada	61.8	7,541,633	289,045
Los Angeles/ Orange County, California(17)	5.2	2,682,011	—
Louisville, Kentucky	66.5	5,659,060	—
Memphis, Tennessee	120.6	6,982,762	—
Orlando, Florida	28.1	2,841,892	—
Portland, Oregon	10.3	1,692,235	—
Reno, Nevada	30.1	4,267,753	—
Salt Lake City, Utah	30.4	2,027,560	—
San Antonio, Texas	64.7	4,914,282	—
San Francisco (East Bay) California	77.6	6,512,725	—
Seattle, Washington	10.6	1,991,730	—
Tampa, Florida	49.9	3,489,015	—
Washington D.C./ Baltimore, Maryland	31.1	5,298,574	—
Mexico:
Juarez	47.2	7,755,978	—
Monterrey	12.7	1,759,700	—
Reynosa	80.8	10,081,468	—
Tijuana	25.8	5,071,531	—

Subtotal North America	1,822.2	181,128,829	289,045

European Markets:
Belgium	9.2	760,671	—
Czech Republic:
Prague	37.0	9,778,312	—
France:
Central	24.0	3,977,254	—
North	23.1	1,311,335	—
South	24.7	5,804,341	—
Germany:
Rhine/ Mein	4.4	4,598,735	—
Rhine/ Ruhr	19.7	4,917,537	—
Hungary:
Budapest	55.7	6,735,102	—
Netherlands:
Rotterdam	5.0	1,608,279	—
Poland:
Central	5.7	1,395,575	—
South	19.1	2,548,699	—
Warsaw	131.4	9,861,374	—
West	5.8	1,024,147	—
Spain:
Madrid	33.3	9,374,530	—
United Kingdom:
East Midlands	44.4	14,200,486	—
London and Southeast	50.4	56,474,671	—
West Midlands	151.3	71,320,059	—

Subtotal Europe	644.2	205,691,107	—

Total Land Held for Development at December 31, 2002(13)	2,466.4	$386,819,936	$289,045

			Rentable
	No. of		Square	Investment	Total Expected	Encumbrances
	Bldgs.	Acreage	Footage	(2)	Cost(10)	(3)

Grand Totals at December 31, 2002:
Operating properties(4)(5)(7)	1,230	n/a	127,956,068	$4,567,873,687	n/a	$555,689,183
Properties under development	37	n/a	9,648,343	377,383,766	$682,995,540	—
Land held for development	n/a	2,466.4	n/a	386,819,936	n/a	289,045
Other investments(18)	n/a	n/a	n/a	63,449,553	n/a	—

Totals	1,267	2,466.4	137,604,411	$5,395,526,942	$682,995,540	$555,978,228

n/a	Not Applicable

(1)	The percentage occupancy presented is the physical occupancy at December 31, 2002. Operating properties at December 31, 2002 include recently completed development properties that may be in the initial lease-up phase, including properties aggregating 1.3 million square feet that were completed in the fourth quarter of 2002. The inclusion of properties in the initial lease-up phase can reduce the overall occupancy percentage.

(2)	Represents the investment balance at December 31, 2002 and is ProLogis’ carrying value of the properties.

(3)	Certain properties are pledged as security under ProLogis’ mortgage notes, securitized debt and assessment bonds at December 31, 2002. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. See Schedule III — Real Estate and Accumulated Depreciation to ProLogis’ Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(4)	All operating properties are included in the property operations segment. See “Item 1. Business — ProLogis’ Operating Segments — Property Operations Segment.”

(5)	Includes 67 properties aggregating 11.2 million square feet at an aggregate investment of $372.0 million that were developed in the CDFS business segment with the intent to contribute or sale the property or acquired with the intent to contribute the property to a property fund, including properties that have been or are being rehabilitated and/or repositioned utilizing CDFS business personnel that are pending contribution or a property fund or sale to a third party. See “Item 1 — Business — ProLogis’ Operating Segments — CDFS Business Segment.”

(6)	Includes one 0.2 million square foot property that was previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(7)	Includes three properties aggregating 0.5 million square feet that were previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(8)	Includes one property in each of Akron, Ohio and Brownsville, Texas.

(9)	Includes 21 properties aggregating 4.1 million square feet at an aggregate investment of $291.0 million that were developed in the CDFS business segment that are pending contribution to a property fund or sale to a third party. See “Item 1. — Business — ProLogis’ Operating Segments — CDFS Business Segment.”

(10)	Represents the total expected cost at completion for properties under development, including the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than actual costs incurred to date, as applicable.

(11)	All of the properties under development are included in the CDFS business segment. See “Item 1 — Business — ProLogis’ Operating Segments — CDFS Business Segment.”

(12)	Includes properties aggregating 1.3 million square feet that are in the design and permitting stage.

(13)	All of the land held for future development is included in the CDFS business segment. The land owned can be used for the development of approximately 44.2 million square feet of distribution properties. See “Item 1 — Business — ProLogis’ Operating Segments — CDFS Business Segment.” Does not include 1,510 acres of land controlled directly by ProLogis under option, letter of intent or contingent contract with the capacity for developing approximately 24.8 million square feet of distribution properties.

(14)	Includes approximately 33 acres of land that were previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(15)	Includes approximately six acres of land that were previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(16)	Includes approximately four acres of land that were previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(17)	Includes approximately five acres of land that were previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(18)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($6.9 million on deposit with third parties at December 31, 2002); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase related to future development projects.

Real Estate Partnerships

      At December 31, 2002, ProLogis held a majority interest in and controlled five real estate partnerships (collectively, the “Partnerships”). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the Partnerships are included in ProLogis’ Consolidated Financial Statements and in the preceding real estate tables. The interests of the limited partners are reflected as minority interest in ProLogis’ Consolidated Balance Sheet. See Note 6 to ProLogis’ Consolidated Financial Statements in Item 8.

      Generally, pursuant to partnership agreements, ProLogis or a wholly owned subsidiary of ProLogis is the sole controlling general partner of each of the Partnerships with all management powers over the business and affairs of the Partnership. The limited partners of each Partnership generally do not have the authority to transact business for, or participate in the management decisions of, the Partnerships. The general partner in each of the Partnerships may not, without the written consent of all of the limited partners: (i) take any action that would prevent the Partnership from conducting its business; (ii) possess the property of the partnership; (iii) admit an additional partner; or (iv) subject a limited partner to the liability of a general partner. In each Partnership, ProLogis or its wholly owned subsidiary may not voluntarily withdraw from the Partnership or transfer or assign its interests in the Partnership without the consent of all of the limited partners. The limited partners may freely transfer their partnership units to their affiliates, provided that the transfer does not cause a termination of the Partnership under the Code and does not cause ProLogis to cease to comply with the REIT requirements under the Code. The limited partners in each of the Partnerships are entitled to redeem their partnership units for Common Shares. Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions paid on Common Shares.

      The Partnerships are as follows at December 31, 2002:

		Investment In			Limited
	Formation	Real Estate		ProLogis’	Partnership Units
	Date	(in millions)		Ownership	Outstanding

ProLogis Limited Partnership-I	1993	$215.1	(1)(2)	68.65%	4,520,532	(3)(4)
ProLogis Limited Partnership-II	1994	60.8	(5)	97.82%	90,213	(3)
ProLogis Limited Partnership-III	1994	35.8	(6)	95.25%	78,678	(3)(7)
ProLogis Limited Partnership-IV(8)	1994	97.0	(9)	98.52%	68,612	(3)(7)
Meridian Realty Partners Limited Partnership	(10)	11.1	(11)	87.00%	29,712	(12)

		$419.8			4,787,747

(1)	These properties cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners, other than in tax-deferred exchanges.

(2)	One property is located in the Tampa market; all other properties are located in the San Francisco (South Bay and East Bay) markets.

(3)	Each unit is convertible into one Common Share.

(4)	Entities in which Irving F. Lyons, III, ProLogis’ Vice Chairman and Chief Investment Officer has ownership interests owned 2,459,183 of the outstanding limited partnership units in ProLogis Limited Partnership-I at December 31, 2002 or 17.1% of ProLogis Limited Partnership-I’s total units outstanding at December 31, 2002. Mr. Lyons’ effective ownership in ProLogis Partnership-I was 1.8% at December 31, 2002.

(5)	These properties are located in the Charlotte, Dallas/ Ft. Worth, Denver, El Paso, San Francisco (East Bay), St. Louis and Washington, D.C./ Baltimore markets.

(6)	These properties are located in the Chicago, Orlando, San Antonio and Tampa markets.

(7)	Jeffrey H. Schwartz, ProLogis’ President of International Operations and President and Chief Operating Officer — Asia, owned all of the outstanding limited partnership units in ProLogis Limited Partnership-III at December 31, 2002 or 4.75% of ProLogis Limited Partnership-III’s total units outstanding at December 31, 2002 and 49,587 of the outstanding limited partnership units in ProLogis Limited Partnership-IV at December 31, 2002 or 1.07% of ProLogis Limited Partnership-IV’s total units outstanding at December 31, 2002.

(8)	ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc., and the contribution of properties from the limited partner. ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities that are separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. At December 31, 2002, the sole asset of ProLogis IV, Inc. was its interest in ProLogis Limited Partnership-IV. At December 31, 2002, ProLogis IV, Inc. had outstanding borrowings from ProLogis of $0.6 million.

(9)	These properties are located in the Cincinnati, Dallas/ Ft. Worth, Ft. Lauderdale/ Miami, Houston, I-95 Corridor (New Jersey), Orlando and Tampa markets and one property is located in Akron, Ohio.

(10)	This general partnership was formed by another REIT that was merged with and into ProLogis in 1999.

(11)	This property is located in the Los Angeles/ Orange County market.

(12)	Each unit is convertible into 1.1 Common Shares, plus $2.00.

Unconsolidated Investees

      At December 31, 2002, ProLogis’ investments in and advances to unconsolidated investees (entities that are presented on the equity method rather than consolidated in ProLogis’ financial statements) totaled $821.4 million. ProLogis’ investments in and advances to property funds discussed below under “— Property

Operations” totaled $593.5 million at December 31, 2002. ProLogis’ investments in and advances to the temperature-controlled distribution operating companies totaled $178.4 million at December 31, 2002. ProLogis’ investment in and advances to the Kingspark Joint Ventures was $45.2 million at December 31, 2002. ProLogis’ investments in and advances to other companies that do not own real estate totaled $4.3 million at December 31, 2002. ProLogis’ unconsolidated investees are discussed in Note 4 to ProLogis’ Consolidated Financial Statements in Item 8. See also “Item 1 — Business — ProLogis’ Operating Segments.”

      ProLogis’ investments in unconsolidated investees, other than the property funds, were structured to allow ProLogis to comply with the REIT requirements under the Code. Certain of these investees produce income that is not REIT qualifying income (i.e., not rental income or mortgage interest income). To maintain its qualification as a REIT, ProLogis can collectively invest in these companies in amounts up to 20% of the fair market value of ProLogis’ total assets.

      With respect to the property funds, an ownership interest of 50% or less is integral to ProLogis’ business strategy. This business strategy allows ProLogis to realize a portion of the profits from its development activities, earn fees from the property funds, raise private debt and equity capital to fund its future development activities, maintain an ownership interest in its developed properties and maintain relationships with its customers. See “Item 1. Business — ProLogis — Business Strategy.”

Property Operations

      At December 31, 2002, ProLogis had ownership interests ranging from 16.1% to 50% in eight property funds that are presented under the equity method. The property funds primarily own operating properties and ProLogis’ investments in the property funds are included in the property operations segment. The information provided in the table below is for the total entity in which ProLogis has an ownership interest, not ProLogis’ proportionate share of the entity. ProLogis is the manager of each property fund. See “Item 1. Business — ProLogis’ Operating Segments — Property Operations Segment” and Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

North America:
ProLogis California(3):
Los Angeles/ Orange County, California	79	13,017,390	92.86%	$620,621,905

ProLogis North American Properties Fund I(4):
Atlanta, Georgia	5	1,615,688	100.00	53,475,336
Chicago, Illinois	1	249,576	100.00	14,791,711
Cincinnati, Ohio	2	297,720	100.00	15,056,021
Columbus, Ohio	2	888,691	100.00	30,227,733
Dallas/ Ft. Worth, Texas	3	1,221,934	100.00	49,637,817
Denver, Colorado	2	198,892	100.00	9,174,982
El Paso, Texas	1	354,159	100.00	13,613,996
Houston, Texas	2	238,450	100.00	10,854,356
I-95 Corridor, New Jersey	5	1,100,320	79.13	58,983,435
Indianapolis, Indiana	2	719,829	100.00	21,439,503
Louisville, Kentucky	3	905,800	93.38	33,472,045
Nashville, Tennessee	1	412,800	100.00	14,619,970
Phoenix, Arizona	1	156,410	100.00	6,762,008
Salt Lake City, Utah	3	396,600	100.00	17,026,296
San Antonio, Texas	1	244,800	100.00	9,033,242
San Francisco (East Bay), California	2	404,400	91.69	16,956,782

Total ProLogis North American Properties Fund I	36	9,406,069	96.56	375,125,233

ProLogis North American Properties Fund II(5):
Austin, Texas	4	324,800	100.00	17,823,370
Charlotte, North Carolina	2	178,000	100.00	7,807,320
Chicago, Illinois	4	510,725	72.20	37,848,443
Dallas/ Ft. Worth, Texas	4	669,416	100.00	25,591,595
Denver, Colorado	1	104,400	100.00	5,404,190
El Paso, Texas	1	239,133	100.00	10,315,354
Ft. Lauderdale/ Miami, Florida	3	383,650	100.00	23,611,839
I-81 Corridor, Pennsylvania	1	528,670	100.00	25,418,967
I-95 Corridor, New Jersey	1	501,400	100.00	26,280,972
Reno, Nevada	1	169,625	100.00	7,172,847
San Antonio, Texas	1	160,000	100.00	6,739,827
San Francisco (East Bay), California	1	89,626	100.00	4,345,906
Washington D.C./ Baltimore, Maryland	3	617,225	100.00	35,492,888

Total ProLogis North American Properties Fund II	27	4,476,670	96.83	233,853,518

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

ProLogis North American Properties Fund III(5):
Atlanta, Georgia	2	151,600	78.89	6,825,130
Austin, Texas	6	282,100	86.18	15,486,076
Charlotte, North Carolina	1	136,000	100.00	5,390,350
Cincinnati, Ohio	5	1,044,390	99.97	45,147,881
Columbus, Ohio	1	289,280	100.00	8,561,643
Denver, Colorado	1	104,400	100.00	5,324,759
Houston, Texas	1	140,000	82.86	5,483,341
1-95 Corridor, New Jersey	1	204,000	100.00	10,558,827
Las Vegas, Nevada	1	235,520	100.00	9,872,212
Orlando, Florida	4	361,866	97.22	18,112,612
Portland, Oregon	2	200,600	100.00	10,697,311
San Francisco (East Bay), California	1	351,788	100.00	15,391,381
Seattle, Washington	1	117,620	100.00	5,836,000
St. Louis, Missouri	2	370,000	100.00	14,962,004
Washington D.C./ Baltimore, Maryland	5	391,325	97.35	29,667,790

Total ProLogis North American Properties Fund III	34	4,380,489	97.36	207,317,317

ProLogis North American Properties Fund IV(5):
Atlanta, Georgia	3	252,800	100.00	13,397,043
Columbus, Ohio	1	1,014,592	100.00	28,001,909
Dallas/ Ft. Worth, Texas	1	180,440	100.00	10,975,768
Denver, Colorado	2	357,400	100.00	15,069,608
El Paso, Texas	1	153,034	100.00	5,716,451
Ft. Lauderdale/ Miami, Florida	1	421,101	100.00	17,206,879
I-95 Corridor, New Jersey	1	181,370	100.00	9,152,342
Phoenix, Arizona	1	273,586	100.00	9,885,012
Portland, Oregon	4	426,780	73.52	24,210,195
San Antonio, Texas	2	213,800	96.26	10,047,100

Total ProLogis North American Properties Fund IV	17	3,474,903	96.52	143,662,307

ProLogis North American Properties Fund V(6):
United States:
Atlanta, Georgia	11	1,561,261	100.00	45,467,387
Charlotte, North Carolina	1	246,400	100.00	9,143,973
Chicago, Illinois	1	124,519	100.00	12,015,958
Cincinnati Ohio	2	544,800	81.78	19,289,605
Columbus, Ohio	2	402,439	93.81	13,602,411
Dallas/ Fort Worth, Texas	7	1,597,600	72.33	56,959,465
Denver, Colorado	1	52,915	100.00	1,612,302
El Paso, Texas	2	231,721	100.00	8,388,783
Ft. Lauderdale/ Miami, Florida	2	189,640	79.96	11,091,422
Houston, Texas	1	403,200	100.00	13,368,334
I-81 Corridor, Pennsylvania	1	1,059,645	100.00	49,155,851
I-95 Corridor, New Jersey	1	302,372	100.00	16,001,504

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

Los Angeles/ Orange County, California	1	670,292	100.00	46,912,645
Louisville, Kentucky	1	350,000	85.71	14,572,946
Nashville, Tennessee	1	214,800	100.00	7,448,839
Portland, Oregon	1	127,420	0.00	6,758,722
Reno, Nevada	2	820,006	100.00	35,053,221
San Antonio, Texas	4	706,308	94.27	26,256,859
San Francisco (East Bay), California	1	401,536	35.02	16,140,419
Washington D.C./ Baltimore, Maryland	1	99,904	100.00	6,354,738
Mexico:
Monterrey	5	684,940	95.28	36,650,042
Reynosa	4	534,106	100.00	28,503,124
Tijuana	4	653,090	100.00	30,344,101

Total ProLogis North American Properties Fund V	57	11,978,914	90.69	511,092,651

Subtotal North America	250	46,734,435	95.34	2,091,672,931

Europe:
ProLogis European Properties Fund(7):
Belgium	2	468,535	100.00	19,928,720
Czech Republic:
Prague	5	872,239	99.89	56,100,777
France:
Central	68	10,274,256	88.93	592,701,279
East	2	614,323	100.00	24,884,381
North	7	1,407,317	100.00	58,821,991
South	15	3,675,681	99.99	154,755,919
Germany:
Rhine/ Mein	1	69,030	100.00	5,076,812
Rhine/ Ruhr	3	623,483	49.65	46,118,346
South	1	210,146	100.00	17,136,844
Hungary:
Budapest	1	215,280	44.60	11,463,455
Italy:
Milan	5	1,444,389	47.20	81,934,323
Netherlands:
Amsterdam	5	804,565	100.00	60,281,485
Rotterdam	9	1,763,121	99.27	94,514,157
South	5	1,553,697	100.00	82,080,059
Poland:
Central	1	230,629	100.00	14,238,034
South	1	366,877	100.00	23,845,575
Warsaw	9	1,555,246	97.87	116,135,383
West	2	277,701	97.74	15,750,441
Spain:
Barcelona	7	1,808,771	99.52	119,838,034
Madrid	1	124,755	100.00	8,148,529
Sweden:
Stockholm	1	216,345	100.00	11,948,416

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

United Kingdom:
East Midlands	14	2,917,827	97.26	280,077,381
London and Southeast	12	1,499,207	87.48	238,713,716
North	2	249,047	100.00	22,934,522
West Midlands	14	2,457,932	100.00	281,299,456

Total ProLogis European Properties Fund	193	35,700,399	92.54	2,438,728,035

Asia:
ProLogis Japan Properties Fund(5):
Tokyo, Japan	1	198,725	100.00	65,101,127

Total Unconsolidated Investees	444	82,633,559	93.45%	$4,595,502,093

(1)	The percentage occupancy presented is the physical occupancy at December 31, 2002.

(2)	The investment represents 100% of the carrying value of the operating properties of each entity at December 31, 2002.

(3)	ProLogis had a 50% ownership interest in ProLogis California at December 31, 2002.

(4)	ProLogis had a 41.3% ownership interest in ProLogis North American Properties Fund I at December 31, 2002.

(5)	At December 31, 2002, ProLogis had a 20% ownership interest in each of ProLogis North American Properties Fund II, ProLogis North American Properties Fund III, ProLogis North American Properties Fund IV and ProLogis Japan Properties Fund.

(6)	ProLogis had a 16.1% ownership interest in ProLogis North American Properties Fund V at December 31, 2002.

(7)	ProLogis had a 29.6% ownership interest in ProLogis European Properties Fund at December 31, 2002.

CDFS Business

      In the United Kingdom, ProLogis’ wholly owned subsidiary, Kingspark S.A., has investments in four joint ventures (the “Kingspark Joint Ventures”) that primarily own and develop distribution properties and own land for the future development of distribution properties. ProLogis’ ownership in each of the Kingspark Joint Ventures is 50%. One of the Kingspark Joint Ventures owned 11 operating properties that it had previously developed at a total investment of $81.8 million at December 31, 2002. Collectively, the Kingspark Joint Ventures owned 150 acres of land with the capacity for developing approximately 1.5 million square feet of distribution properties at December 31, 2002. Additionally, at December 31, 2002, the Kingspark Joint Ventures collectively controlled 511 acres of land (through contracts, options or letters of intent) with the capacity for developing approximately 9.5 million square feet of distribution properties. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business Segment.”

Temperature-Controlled Distribution Operations

      See “Item 1. Business — ProLogis’ Operating Segments — Temperature-Controlled Distribution Operations Segment” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Temperature-Controlled Distribution Operations” for a discussion of the operating assets of the temperature-controlled distribution company in which ProLogis has invested as of December 31, 2002.

ITEM 3.	Legal Proceedings

      From time to time, ProLogis and its unconsolidated investees are parties to a variety of legal proceedings arising in the ordinary course of their businesses. Generally, such matters are not expected to have a material adverse effect on ProLogis’ business, financial position or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      ProLogis’ Common Shares are listed on the NYSE under the symbol “PLD”. The following table sets forth the high and low sale prices of the Common Shares, as reported in the NYSE Composite Tape, and distributions per Common Share, for the periods indicated.

			Per
			Common Share
	High	Low	Distribution

2001:
First Quarter	$22.937	$19.730	$0.345	(1)
Second Quarter	22.950	19.650	0.345
Third Quarter	23.300	19.350	0.345
Fourth Quarter	22.800	19.600	0.345
2002:
First Quarter	$24.150	$20.960	$0.355	(2)
Second Quarter	26.000	21.900	0.355
Third Quarter	25.950	21.700	0.355
Fourth Quarter	25.270	22.850	0.355
2003:
First Quarter (through March 24)	$26.60	$23.63	$0.36	(3)

(1)	Declared in the fourth quarter of 2000 and paid in the first quarter of 2001.

(2)	Declared in the fourth quarter of 2001 and paid in the first quarter of 2002.

(3)	Declared and paid in the first quarter of 2003.

      On March 24, 2003, ProLogis had approximately 178,630,570 Common Shares outstanding, which were held of record by approximately 10,500 shareholders.

      In 2002, ProLogis’ Board approved an increase to the maximum amount of Common Shares that ProLogis can repurchase under a Common Share repurchase program from the original maximum of $100.0 million to $215.0 million. Under this program, the Common Shares have been and, to the extent these repurchases continue, they will be repurchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. Common Share repurchases through December 31, 2002 aggregated 5,183,200 Common Shares at a total cost of $121.2 million. As of March 24, 2003, 5,530,800 Common Shares at a total cost of $129.9 million had been repurchased.

      In 2002, ProLogis issued 272,000 Common Shares, upon redemption of limited partnership units in one or more of the Partnerships. See “Item 2. Properties — Properties — Real Estate Partnerships.” These Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act.

Distributions and Dividends

      In order to comply with the REIT requirements under the Code, ProLogis is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (a) 90% of its “REIT taxable income” computed without regard to the dividends paid deduction and its net capital gains and (b) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. ProLogis’ distribution policy is to distribute a percentage of its cash flow that ensures that ProLogis will meet the distribution requirements of the Code and allows ProLogis to maximize the cash retained to meet other cash needs such as capital improvements and investment activities.

      ProLogis announces the following year’s projected annual Common Share distribution level after the annual budget review and approval by the Board in December of each year. In December 2002, the Board announced a projected increase in the annual distribution level for 2003 from $1.42 to $1.44 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent on the financial condition and operating results of ProLogis. The amount of the distribution may be adjusted at the discretion of the Board during the year. On February 3, 2003, the Board declared a distribution of $0.36 per Common Share for the first quarter of 2003. This distribution was paid on February 28, 2003 to holders of Common Shares on February 14, 2003.

      Distributions to shareholders are characterized for federal income tax purposes, as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed ProLogis’ current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholders’ basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders’ basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s Common Shares. ProLogis annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions on Common Shares for the periods indicated (amounts in U.S. dollars; taxability for 2002 is estimated):

	Years Ended December 31,

	2002	2001	2000

Per Common Share:
Ordinary income	$0.95	$1.09	$1.19
Capital gains	0.06	0.19	0.15
Return of capital	0.41	0.10	—

Total	$1.42	$1.38	$1.34

      Annual dividends paid on each series of preferred shares were as follows for the periods indicated (in U.S. dollars):

	Years Ended December 31,

	2002(1)	2001(2)	2000(3)

Series A Preferred Shares(4)	$—	$0.84	$2.35
Series B Convertible Preferred Shares(5)	—	0.44	1.75
Series C Preferred Shares	4.27	4.27	4.27
Series D Preferred Shares	1.98	1.98	1.98
Series E Preferred Shares	2.19	2.19	2.19

(1)	For federal income tax purposes, $4.04 of the Series C dividend, $1.87 of the Series D dividend and $2.07 of the Series E dividend is estimated to represent ordinary income to the holders. The remaining portion of each dividend is estimated to represent capital gains.

(2)	For federal income tax purposes $0.71 of the Series A dividend, $0.38 of the Series B dividend, $3.63 of the Series C dividend, $1.68 of the Series D dividend and $1.86 of the Series E dividend represent ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(3)	For federal income tax purposes $2.08 of the Series A dividend, $1.55 of the Series B dividend, $3.78 of the Series C dividend, $1.75 of the Series D dividend and $1.94 of the Series E dividend represent ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(4)	The Series A Preferred Shares were redeemed as of May 8, 2001.

(5)	The Series B Convertible Preferred Shares were redeemed as of March 20, 2001.

      Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to its Common Shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

      ProLogis’ tax return for the year ended December 31, 2002 has not been filed. The taxability information for 2002 is based upon the best available data. ProLogis’ tax returns for previous tax years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions is subject to change.

      Under the Code, ProLogis’ earnings and profits are first allocated to the preferred shares, which increases the portion of the Common Share distribution that is characterized as return of capital. The portion of distribution that is characterized as return of capital represents the excess of distributions over the earnings and profits, and results because non-cash charges such as depreciation are not considered in determining distribution levels. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Common Share Plans

      ProLogis’ holders of Common Shares may acquire additional Common Shares by automatically reinvesting distributions under the 1999 Dividend Reinvestment and Share Purchase Plan (the “1999 Common Share Plan”). Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive distributions as declared. The 1999 Common Share Plan also allows both holders of Common Shares and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1999 Common Share Plan at a price ranging from 98% to 100% of the market price of such Common Shares. Under the 1999 Common Share Plan, ProLogis generated net proceeds of $125.7 million from the issuance of 5,295,000 Common Shares in 2002. On November 13, 2002, ProLogis amended the 1999 Common Share Plan to: (i) limit participants to only those holders of Common Shares registered on the share transfer books of ProLogis in the shareholders’ name; (ii) limit the distributions that can be reinvested to those distributions earned on no more than 300,000 Common Shares per quarter; and (iii) allow for the discount from market price at which distributions can be reinvested and optional share purchases can be made to be within a range of 0% to 2% as determined by ProLogis. Previously the discount was fixed at 2%.

      Under the terms of the ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”), employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. Subject to certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. As of December 31, 2002, 22,000 Common Shares have been purchased under the Employee Share Plan generating net proceeds to ProLogis of $0.4 million.

ITEM 6.	Selected Financial Data

      The following tables set forth selected financial data relating to the historical financial condition and results of operations of ProLogis for 2002 and the four preceding years. Certain amounts for the years prior to 2002 presented in the tables below have been reclassified to conform to the 2002 financial statement presentation. The financial data in the tables is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and

ProLogis’ Consolidated Financial Statements and related notes in Item 8. The amounts in the table below are in thousands of U.S. dollars, except for per share amounts.

	Years Ended December 31,

	2002	2001	2000	1999	1998

Operating Data:
Rental income	$449,479	$466,714	$481,000	$491,826	$345,046
Other real estate income	126,773	99,890	75,573	46,678	17,554
Income (loss) from unconsolidated investees(1)(2)	96,381	(49,644)	78,858	22,519	2,755
Total income(1)(2)	675,001	523,125	643,521	567,392	368,107
Rental expenses, net of recoveries	32,593	28,700	27,177	33,501	27,120
General and administrative expenses	53,893	50,274	44,954	38,284	22,893
Interest expense	152,958	163,629	172,191	170,746	77,650
Earnings from operations(1)(2)	277,941	133,043	241,807	166,549	107,617
Gains on disposition of real estate, net	6,648	10,008	1,314	38,994	5,565
Foreign currency exchange gains (losses), net	(2,031)	(3,721)	(17,927)	(16,818)	2,938
Income tax expense	28,169	4,725	5,130	1,472	2,164
Preferred share dividends	32,715	37,309	56,763	56,835	49,098
Net earnings attributable to Common Shares(1)(2)	216,166	90,835	157,715	123,999	62,231
Common Share cash distributions paid(3)	$252,270	$237,691	$219,333	$208,969	$151,050

Per Share Data:
Basic net earnings attributable to Common Shares(1)(2)	$1.22	$0.53	$0.96	$0.81	$0.51
Diluted net earnings attributable to Common Shares	1.20	0.52	0.96	0.81	0.51
Series A Preferred Share dividends paid(4)	—	0.84	2.35	2.35	2.35
Series B Convertible Preferred Share dividends paid(5)	—	0.44	1.75	1.75	1.75
Series C Preferred Share dividends paid	4.27	4.27	4.27	4.27	4.27
Series D Preferred Share dividends paid	1.98	1.98	1.98	1.98	1.42
Series E Preferred Share dividends paid(6)	2.19	2.19	2.19	1.64	—
Common Share distributions paid(6)	$1.42	$1.38	$1.34	$1.30	$1.24
Weighted average Common Shares outstanding:
Basic	177,813	172,755	163,651	152,412	121,721
Diluted	184,869	175,197	164,401	152,739	122,028
Other Data:
Reconciliation of net earnings to funds from operations(1)(2):
Net earnings attributable to Common Shares(1)(2)	$216,166	$90,835	$157,715	$123,999	$62,231
Add (Deduct):
Real estate related depreciation and amortization	145,233	137,033	146,859	150,050	99,514
Gains on contribution or sale of non-CDFS business segment assets, net	(6,648)	(10,008)	(1,314)	(38,994)	(5,565)
Foreign currency exchange (gains) losses, net	(743)	1,484	19,569	16,596	(3,227)
Deferred income tax expense	17,660	2,258	4,230	—	1,796
Cumulative effect of accounting change	—	—	—	1,440	—
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	41,779	63,948	57,366	49,644	36,489
Write-down of operating assets and other impairment charges(1)	42,917	88,413	—	—	—

	Years Ended December 31,

	2002	2001	2000	1999	1998

(Gains) losses on contribution or sale of non-CDFS business segment assets, net	(2,248)	4,417	(744)	826	179
Foreign currency exchange (gains) losses, net	(4,268)	8,204	(2,773)	14,650	14,208
Deferred income tax expense (benefit)	(13,881)	(12,171)	(4,190)	510	(2,929)
Cumulative effect of accounting change	—	—	—	1,480	—

Funds from operations attributable to Common Shares(2)(7)	$435,967	$374,413	$376,718	$320,201	$202,696

Weighted average Common Shares outstanding:
Basic	177,813	172,755	163,651	152,412	121,721
Diluted(8)	184,869	180,284	178,166	167,421	137,153
Net cash provided by operating activities	$377,235	$343,272	$321,091	$271,376	$238,253
Net cash provided by (used in) investing activities	(136,145)	103,952	(376,945)	(34,350)	(1,264,722)
Net cash provided by (used in) financing activities	$(158,270)	$(477,105)	$44,386	$(230,828)	$1,064,600

	December 31,

	2002	2001	2000	1999	1998

Financial Position:
Real estate owned, excluding land held for development, at cost	$5,008,707	$4,387,456	$4,502,087	$4,811,255	$3,476,704
Land held for development	386,820	200,737	187,405	163,696	180,796
Investments in and advances to unconsolidated investees	821,431	1,310,735	1,453,148	940,364	733,863
Total assets	5,923,525	5,559,863	5,946,334	5,848,040	4,330,729
Lines of credit and short-term borrowings(9)	545,906	375,875	439,822	98,700	494,300
Senior unsecured debt	1,630,094	1,670,359	1,699,989	1,729,630	1,083,641
Mortgage notes and other secured debt	555,978	532,106	537,925	695,586	227,804
Total liabilities	2,994,571	2,838,225	2,972,333	2,832,232	2,023,066
Minority interest	42,467	45,639	46,630	62,072	51,295
Total shareholders’ equity	$2,886,487	$2,675,999	$2,927,371	$2,953,736	$2,256,368
Number of Common Shares outstanding	178,146	175,888	165,287	161,825	123,416

(1)	Income (loss) from unconsolidated investees, total income, earnings from operations and net earnings attributable to Common Shares include:

•	2002: A loss of $42.9 million representing ProLogis’ proportionate share of the write-downs of operating assets of its unconsolidated investees operating in the temperature-controlled distribution operations segment and net gains of $2.2 million representing ProLogis’ proportionate share of the net gains of its unconsolidated investees resulting from the sales of certain of their operating assets ($1.5 million of net gains were in the temperature-controlled distribution operations segment).

•	2001: A loss of $88.4 million representing ProLogis’ proportionate share of the write-downs of operating assets and other impairment charges of its unconsolidated investees operating in the temperature-controlled distribution operations segment, a loss of $5.8 million representing ProLogis’ proportionate share of the write-downs of technology related investments of its unconsolidated investees operating in the temperature-controlled distribution operations segment and a net loss of $3.7 million representing ProLogis’ proportionate share of the net losses of its unconsolidated investees operating in the temperature-controlled distribution operations segment resulting from the sales of significant portions of their operating assets. The technology related charges are included in funds from operations attributable to Common Shares.

•	1999: A one-time expense of $1.4 million related to the write-off of unamortized organization and start-up costs due to an accounting change adopted by ProLogis.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Temperature-Controlled Distribution Operations.”

(2)	Income (loss) from unconsolidated investees, total income, earnings from operations, net earnings attributable to Common Shares and funds from operations include:

•	2001: Losses of $37.0 million representing ProLogis’ proportionate share of the write-downs of technology related investments of two of ProLogis’ unconsolidated investees.

•	1999 and 1998: Losses of $0.9 million and $26.1 million, respectively, of mark to market expense associated with two interest rate hedge agreements that, due to changing market conditions, no longer qualified for hedge accounting treatment under generally accepted accounting principles (“GAAP”).

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Income and Expense Items — Income (Loss) from Unconsolidated Investees.”

(3)	For 1999, includes dividends of $11.1 million that were paid to shareholders of another REIT that was merged with and into ProLogis in March 1999.

(4)	The Series A Preferred Shares were redeemed as of May 8, 2001.

(5)	The Series B Preferred Shares were redeemed as of March 20, 2001.

(6)	For 1999, does not include dividends paid to shareholders of another REIT that was merged with and into ProLogis in March 1999.

(7)	ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of ProLogis’ ability to fund its capital improvements, investment activities and other cash needs. Funds from operations is discussed and defined in “Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Funds from Operations.” Funds from operations does not represent net earnings or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Statement of Cash Flows in ProLogis’ Consolidated Financial Statements in Item 8. Cash distributions paid to shareholders are presented above in the “Operating Data” section of this table. Funds from operations should not be considered as an alternative to net earnings as an indicator of ProLogis’ operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs.

(8)	In calculating the weighted average Common Shares for funds from operations purposes, weighted average Series B Convertible Preferred Shares and weighted average limited partnership units are considered potentially dilutive instruments. The weighted average Series B Convertible Preferred Shares included are 1,544,000, 8,417,000, 9,221,000 and 10,055,000 for 2001, 2000, 1999 and 1998, respectively (the Series B Preferred Shares were redeemed in 2001). The amount of dividends associated with the Series B Convertible Preferred Shares are $81,000, $11,358,000, $12,523,000 and $13,668,000 and for 2001, 2000, 1999 and 1998, respectively (the Series B Preferred Shares were redeemed in 2001). The weighted average limited partnership units included are 4,938,000, 5,087,000, 5,348,000, 5,461,000 and 5,070,000 for 2002, 2001, 2000, 1999 and 1998, respectively. The minority interest share in earnings associated with these limited partnership units are $5,508,000, $5,968,000, $5,586,000, $4,979,000 and $4,681,000 for 2002, 2001, 2000, 1999 and 1998, respectively.

(9)	At March 24, 2003, ProLogis had $520.1 million of total borrowings outstanding under its revolving credit agreements resulting in $606.9 million of borrowing capacity available (total commitment of $1.15 billion reduced by $21.2 million of letters of credit outstanding with lending banks at March 24, 2003).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with ProLogis’ Consolidated Financial Statements and the related notes included in Item 8 of this report.

      Some statements contained in this discussion are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management’s beliefs and assumptions made by management, they involve uncertainties that could significantly impact ProLogis’ financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. The discussions concerning ProLogis’ expectations with respect to economic conditions in the United States, its ability to raise private capital and generate income in the CDFS business segment (including the discussions with respect to ProLogis’ expectations as to the availability of capital in ProLogis European Properties Fund and ProLogis North American Properties Fund V such that these property funds will be able to acquire ProLogis’ stabilized developed properties that are expected to be available for contribution during 2003) and its plans for its investments in the temperature-controlled distribution operations segment contain forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors that may affect outcomes and results include: (i) changes in general economic conditions in ProLogis’ markets that could adversely affect demand for ProLogis’ properties and the creditworthiness of ProLogis’ customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis’ cost of capital, its ability to meet its financial needs and obligations and its results of operations; (iii) increased or unanticipated competition for distribution properties in ProLogis’ markets; (iv) the availability of private capital to ProLogis; (v) geopolitical concerns and uncertainties resulting because the United States is at war with Iraq; and (vi) those additional factors discussed under “— Risk Factors.”

Critical Accounting Policies

      A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates about the effect of matters that are inherently uncertain. Of the accounting policies discussed in Note 2 to ProLogis’ Consolidated Financial Statements in Item 8, those presented below have been identified by ProLogis as critical accounting policies.

Consolidation

      ProLogis’ consolidated financial statements include the accounts of ProLogis, its wholly owned subsidiaries and its majority-owned and controlled subsidiaries and partnerships. All subsidiaries in which ProLogis owns a majority voting interest are consolidated. Investments in entities in which ProLogis does not own a majority voting interest but does have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities in which ProLogis does not own a majority voting interest and over which ProLogis does not have the ability to exercise significant influence are carried at the lower of cost or fair value, as appropriate. Management’s judgments with respect to its level of influence or control of each entity involves consideration of various factors including the form of ProLogis’ ownership interest, its representation on the board of directors, the size of its investment (including loans) and ProLogis’ ability to participate in policy making decisions. Management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in ProLogis’ financial statements and, consequently, its financial position and specific items in its results of operations which are used by its shareholders, potential investors, industry analysts and lenders to evaluate ProLogis.

Impairment of Long-Lived Assets

      ProLogis and its unconsolidated investees assess the carrying value of their respective long-lived assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable and, with respect to goodwill, at least annually using a fair-value-based test. The determination of the fair value of long-lived assets, including goodwill, involves significant judgment. This judgment is based on management’s analysis and estimates of the future operating results and resulting cash flows of each long-lived asset. Management’s ability to accurately predict future operating results and cash flows impacts the determination of fair value.

      If there is a decline in fair value of a long-lived asset combined with a history of operating losses for the asset, ProLogis or its unconsolidated investees will be required to determine whether the losses associated with the asset will continue. Management’s assessment as to the nature of a decline in fair value is primarily based on estimates of future operating results, the resulting cash flows and ProLogis’ intent to either hold or dispose of the long-lived asset. If an investment is considered impaired, a write-down is recognized.

Revenue Recognition

      ProLogis recognizes gains from the contributions and sales of real estate assets generally at the time the title to the asset is transferred and ProLogis has no future involvement with the asset sold. In certain transactions, an entity in which ProLogis has an ownership interest will acquire the real estate assets from ProLogis. Management makes judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that ProLogis can recognize given its ownership interests and its level of future involvement in these investees that are acquiring the assets. Management’s ability to accurately assess the provisions of each disposition transaction under the accounting guidelines for profit recognition could impact ProLogis’ financial position and results of operations which are used by shareholders, potential investors, industry analysts and lenders to evaluate ProLogis.

Depreciation and Useful Lives of Real Estate Assets

      ProLogis estimates the depreciable portion of its real estate assets and the related useful lives in order to record depreciation expense related to these assets. Management’s ability to accurately estimate the depreciable portion of its real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying value of the underlying assets. Any change to the estimated depreciable lives of these assets used by ProLogis would have an impact on the depreciation expense recognized by ProLogis.

Recently Issued Accounting Standards

      ProLogis adopted the following recently issued accounting standards as of January 1, 2003. Adoption of these standards has not had a material impact on ProLogis’ financial position, results of operations or cash flows:

•	Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections.” SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item and impacts certain sale-leaseback transactions.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred.

•	SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” ProLogis does not account for share-based compensation under the fair value method provided in SFAS No. 123.

      In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued. ProLogis is required to adopt the requirements of this interpretation for its consolidated financial statements for the fiscal year or interim period beginning after June 15, 2003. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires that ProLogis present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. Based on its initial assessment, ProLogis believes that it will begin to consolidate Frigoscandia S.A. and CSI/ Frigo LLC in its financial statements beginning with the consolidated condensed financial statements issued for the quarterly period ended September 30, 2003. Currently, ProLogis presents its investments in Frigoscandia S.A. and CSI/ Frigo LLC, which operate in the temperature-controlled distributions segment, on the equity method. ProLogis’ combined effective ownership in these entities was 99.75% at December 31, 2002. See “— Temperature Controlled Distribution Operations.”

      In November 2002, Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others as an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of Interpretation No. 34” was issued. This interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and provides that an entity that issues a guarantee must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. Further, this interpretation requires that this information be disclosed in the interim and annual financial statements. The initial recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002. ProLogis does not believe that the application of this interpretation will have a material effect on its financial position, results of operations or cash flows. The disclosure requirements in the interpretation were effective immediately and ProLogis has made all applicable disclosures in the notes to its Consolidated Financial Statements for 2002.

Results of Operations

      ProLogis’ net earnings attributable to Common Shares were $216.2 million in 2002, $90.8 million in 2001 and $157.7 million in 2000. Basic and diluted per share net earnings attributable to Common Shares were $1.22 and $1.20 per share, respectively, in 2002 and $0.53 and $0.52 per share, respectively, in 2001. Basic and diluted net earnings attributable to Common Shares were $0.96 per share in 2000.

      The temperature-controlled distribution operating segment was the primary source of ProLogis’ increase in net earnings in 2002 from 2001. Under the equity method, ProLogis’ proportionate share of the earnings or losses of its two unconsolidated investees operating in this segment was income of $7.1 million in 2002, a loss of $111.5 million in 2001 and a loss of $8.3 million in 2000. The loss in 2000 is primarily attributable to poor operating performance. In 2001, the operating performance of these companies did not improve and ProLogis’ proportionate share of these companies’ combined net losses from the sales of significant portions of their operating assets and related impairment charges was $97.9 million. In 2002, the operating performance of these companies improved over 2001 levels, in part due to depreciation not being recognized on assets held for sale. Also in 2002, ProLogis’ proportionate share of these companies’ combined net gains from the dispositions of significant portions of their assets and related impairment charges was $41.4 million.

      In 1999, ProLogis shifted the primary focus of its development activities to the development of properties that ProLogis intends to contribute to property funds or sell to third parties. Consequently, the CDFS business segment’s role in ProLogis’ business strategy increased. The CDFS business segment provides capital to fund ProLogis’ development activities and generates profits that have contributed to ProLogis’ net earnings. ProLogis’ earnings from operations from this segment were constant in 2002 ($152.3 million as compared to $151.7 million in 2001) after increasing by $37.2 million in 2001 over 2000 and increasing by $48.9 million in 2000 over 1999. The increases in 2000 and 2001 were primarily the result of the volume of properties contributed to property funds by ProLogis. ProLogis’ property operations segment’s earnings from operations was also constant in 2002 ($477.6 million in 2002 as compared to $477.5 million in 2001) after decreasing by $16.4 million in 2001 from 2000. This operating segment’s earnings from operations includes rental income and net rental expenses from properties directly owned by ProLogis and also ProLogis’ proportionate share of the earnings or losses of the property funds and fees earned for services provided to the property funds. See “— Property Operations”, “— CDFS Business” and “— Temperature-Controlled Distribution Operations.”

      ProLogis adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, ProLogis and its unconsolidated investees did not recognize amortization expense related to goodwill during 2002. See Note 2 to ProLogis’ Consolidated Financial Statements in Item 8. Had the accounting provisions for goodwill not changed in 2002, ProLogis estimates that it would have recognized amortization expense of $6.8 million directly and has also estimated that its aggregate proportionate share of the amortization expense that would have been recognized by its unconsolidated investees in 2002 to be $4.8 million.

Property Operations

      In addition to its directly owned operating properties, ProLogis includes its investments in property funds that are presented under the equity method in its property operations segment. See Note 4 to ProLogis’ Consolidated Financial Statements in Item 8. ProLogis owned or had ownership interests through the property funds in the following operating properties as of the dates indicated (square feet in thousands):

	December 31,

	2002		2001		2000

		Square		Square		Square
	Number	Footage	Number	Footage	Number	Footage

Direct ownership(1)	1,230	127,956	1,208	123,356	1,244	126,275
Property Funds:
ProLogis California(2)	79	13,017	79	13,052	77	12,395
ProLogis North American Properties Fund I(1)(3)	36	9,406	36	8,963	33	8,031
ProLogis North American Properties Fund II(1)(4)	27	4,477	27	4,477	3	440
ProLogis North American Properties Fund III(1)(5)	34	4,380	34	4,380	—	—
ProLogis North American Properties Fund IV(1)(6)	17	3,475	17	3,475	—	—
ProLogis North American Properties Fund V(1)(7)	57	11,979	—	—	—	—
ProLogis European Properties Fund and ProLogis European Properties S.a.r.l.(8)	193	35,700	141	23,130	104	14,385
ProLogis Japan Properties Fund(9)	1	199	—	—	—	—

Subtotal property funds	444	82,633	334	57,477	217	35,251

Totals	1,674	210,589	1,542	180,833	1,461	161,526

(1)	Includes operating properties directly owned by ProLogis. See “Item 2. Properties — Properties” and “Item 2. Properties — Real Estate Partnerships.”

ProLogis contributes properties to property funds and sells properties to third parties as part of its business strategy. ProLogis reflects the properties that it intends to hold for long-term investment, as well as properties that were developed with the intent to contribute the property to a property fund or sell the property to a third party or properties that were acquired with the intent to contribute the property to a property fund, including properties that are being or have been rehabilitated and/or repositioned in the

CDFS business segment but that have not yet been contributed or sold in the property operations segment. Consequently, the size of this portfolio will fluctuate from period to period. Also, ProLogis will, as necessary, contribute operating properties originally intended for long-term investment to a property fund in order to meet the leasing, geographic and size requirements of a property fund’s third party investors. The increase in properties directly owned in 2002 from 2001 is partially due to the poor economic conditions in the United States during 2002. Leasing activity slowed in 2002, delaying contributions to property funds since the properties that are contributed to property funds generally must meet certain leasing criteria. Also, ProLogis has used the proceeds received from the dispositions of operating assets from the temperature-controlled distribution operations segment to acquire properties that it intends to rehabilitate and/or reposition prior to contributing or selling the properties, thus increasing the size of this portfolio at December 31, 2002.

(2)	ProLogis has had a 50% ownership interest in ProLogis California since it began operations on August 26, 1999.

(3)	ProLogis had a 41.3% ownership interest at both December 31, 2002 and 2001 and had an ownership interest of 20% at December 31, 2000. This property fund began operations on June 30, 2000 with the acquisition of 33 operating properties from ProLogis. In January 2001, ProLogis contributed three additional operating properties to this property fund and received all of the $34.1 million of proceeds in an additional equity interest in the property fund. This transaction increased ProLogis’ ownership interest to 41.3% as of January 15, 2001.

(4)	ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund II since it began operations on June 30, 2000. This property fund originally acquired three operating properties from ProLogis in 2000 and acquired 24 additional operating properties from ProLogis in 2001.

(5)	ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund III since it began operations on June 15, 2001. This property fund’s 34 operating properties were all acquired from ProLogis in 2001.

(6)	ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund IV since it began operations on September 21, 2001. This property fund’s 17 operating properties were all acquired from ProLogis in 2001.

(7)	ProLogis had a 16.1% ownership interest in ProLogis North American Properties Fund V at December 31, 2002. ProLogis’ ownership interest in this property fund has been between 15.0% and 16.7% since it began operations on March 28, 2002. This property fund’s 57 operating properties were all acquired from ProLogis in 2002.

(8)	ProLogis’ ownership interest in ProLogis European Properties Fund was 29.6%, 35.4% and 34.4% at December 31, 2002, 2001 and 2000, respectively. This property fund began operations on September 23, 1999. The operating properties at December 31, 2000, include 44 operating properties aggregating 7,751,000 square feet that were owned directly by the property fund and 60 operating properties aggregating 6,634,000 square feet that were owned by ProLogis European Properties S.a.r.l. ProLogis European Properties S.a.r.l was 100% owned by ProLogis until January 7, 2000 when ProLogis contributed 50.1% of this entity to the property fund in exchange for an additional equity interest in the property fund. ProLogis contributed the remaining 49.9% of ProLogis European Properties S.a.r.l. to the property fund on January 7, 2001.

(9)	ProLogis has had a 20% ownership interest in ProLogis Japan Properties Fund since it began operations on September 24, 2002. ProLogis developed the property owned by this property fund.

      The earnings from operations of ProLogis’ property operations segment consists of: (i) net operating income (rental income less net rental expenses) from the operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; and (iii) fees earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services. The net operating income generated by operating properties that were developed by ProLogis with the intent to contribute the property to a property fund or sell the property to a third party or properties that were acquired by ProLogis with the intent to contribute the property to a property fund, including those properties that are being or have been rehabilitated and/or repositioned in the CDFS business segment, is included in the property operations segment during the period that these properties are included in the property operations segment (generally from the date of acquisition or date of completion of development, rehabilitation or repositioning activities through the date the properties are contributed to a property fund or sold to a third party). See “Item 1. “Business — Business Strategy and Operating Segments — Property Operations Segment”, “Item 1. “Business — Business Strategy and Operating Segments — CDFS Business Segments” and Note 10 to ProLogis’ Consolidated Financial Statements in Item 8.

      The amounts recognized under the equity method represent ProLogis’ share of the earnings or losses of each property fund based on its ownership interest and include the following income and expense items, in addition to net operating income: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) foreign currency exchange gains and losses, with respect to ProLogis European Properties Fund. See Note 10 to ProLogis’ Consolidated Financial Statements in Item 8. The number of properties in each property fund and ProLogis’ ownership percentage as of December 31, 2002, 2001 and 2000 are presented above. ProLogis’ earnings from operations from the property operations segment were follows for the periods indicated (in thousands of U.S. dollars).

	Years Ended December 31,

	2002	2001	2000

Properties directly owned by ProLogis:
Rental income(1)(2)	$449,479	$466,714	$481,000
Rental expenses, net of recoveries from customers(2)(3)	32,593	28,700	27,177

Net operating income	416,886	438,014	453,823

Property funds:
Income from ProLogis California	14,379	13,147	13,178
Income from ProLogis North American Properties Fund I(4)	5,997	4,648	1,806
Income from ProLogis North American Properties Fund II(4)	3,645	2,328	612
Income from ProLogis North American Properties Fund III(5)	2,779	1,178	—
Income from ProLogis North American Properties Fund IV(6)	1,977	598	—
Income from ProLogis North American Properties Fund V(7)	7,544	—	—
Income from ProLogis European Properties Fund(8)	24,162	17,581	24,484
Income from ProLogis Japan Properties Fund(9)	239	—	—

Subtotal property funds	60,722	39,480	40,080

Total property operations segment	$477,608	$477,494	$493,903

(1)	The number and composition of operating properties in the directly owned portfolio throughout the periods presented impact rental income for each period. Rental income in 2002 includes $14.6 million of termination and renegotiation fees as compared to comparable fees recognized in 2001 of $3.1 million and in 2000 of $3.2 million. In certain leasing situations, ProLogis finds it advantageous to have its customers exercise termination clauses in their leases; however, ProLogis cannot predict the levels of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing the vacant space associated with the lease terminations in a timely manner. Rental income, excluding termination and renegotiation fees, decreased by $28.7 million in 2002 from 2001, primarily due to lower average occupancy levels in 2002 as compared to 2001. Overall occupancy declines were experienced in all regions of the United States and in Europe. Rental income, excluding termination and renegotiation fees decreased by $14.2 million in 2001 from 2000, primarily due to the decrease in the number of operating properties directly owned during the period and, to a lesser extent, deceases in average occupancy levels.

(2)	Rental expenses, before recoveries, were 28.0% of rental income in 2002 as compared to 26.7% of rental income in 2001 and 24.7% of rental income in 2000. Total rental expense recoveries were 74.0%, 76.9% and 77.1% of total rental expenses in 2002, 2001 and 2000, respectively.

(3)	The number and composition of operating properties in the directly owned portfolio throughout the periods presented impacts rental expenses for each period. The increase in net rental expenses in 2002 is primarily due to the lower occupancy levels experienced in 2002. Lower occupancy levels result in certain fixed costs being incurred directly by ProLogis, as there are fewer customers to pay them. Additionally, a higher percentage of common area costs were absorbed by ProLogis in 2002, as there are fewer customers available from whom these costs can be recovered. The economic weaknesses that began in the United States in late 2001 contributed to the increase in operating costs in 2001 over 2000, as did the nature and composition of operating properties in the directly owned portfolio in each period.

(4)	ProLogis North American Properties Fund I and ProLogis North American Properties Fund II began operations on June 30, 2000.

(5)	ProLogis North American Properties Fund III began operations on June 15, 2001.

(6)	ProLogis North American Properties Fund IV began operations on September 21, 2001.

(7)	ProLogis North American Properties Fund V began operations on March 28, 2002.

(8)	Includes net foreign currency exchange losses of $4.5 million in 2002, net foreign currency exchange gains of $0.8 million in 2001 and net foreign currency exchange gains of $4.7 million in 2000. Excluding these net foreign currency exchange gains and losses, ProLogis’ proportionate share of the earnings of ProLogis European Properties Fund is $28.7 million, $16.8 million and $19.8 million for 2002, 2001 and 2000, respectively. The increase in the income recognized by ProLogis from its ownership in this property fund, excluding foreign currency losses in 2002, is primarily the result of: (i) the additional properties owned in 2002 as compared to 2001; (ii) increases in the fees earned by ProLogis for services provided to the property fund due to the increase in properties owned; offset by (iii) higher interest costs in 2002 related to debt incurred to acquire the additional properties. Additionally, the foreign currency exchange rate at which the earnings of the property fund is translated to U.S. dollars increased in 2002, resulting in higher earnings that can be recognized by ProLogis under the equity method.

The decrease in the income recognized by ProLogis from its ownership in this property fund, excluding foreign currency gains in 2001 is primarily the result of: (i) the additional properties owned offset by (ii) higher interest costs in 2001 associated with higher debt levels and changes in the composition of debt within the property fund. Also, changes in ProLogis’ ownership interests between periods and a decrease in the foreign currency exchange rate at which the earnings of the property fund is translated to U.S. dollars decreased in 2001, resulting in lower earnings that can be recognized by ProLogis under the equity method. Amounts in the table include ProLogis’ proportionate share of the earnings of ProLogis European Properties S.a.r.l. in 2001 and 2000, as applicable, and as discussed in Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(9)	ProLogis Japan Properties Fund began operations on September 24, 2002.

      The stabilized operating properties owned by ProLogis and the property funds were 91.2% leased and 89.5% occupied at December 31, 2002. ProLogis’ stabilized occupancy levels decreased in 2002 from 2001 (93.1% leased and 92.4% occupied) and 2000 (96.2% leased and 95.4% occupied). ProLogis defines its stabilized properties as those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions and development and marketing programs in the case of newly developed properties have been completed and in effect for a sufficient period of time, generally 12 months, to achieve stabilized occupancy, typically 93%.

      ProLogis believes that the decrease in its stabilized occupancy levels in the United States in 2002 is primarily the result of the current economic conditions that have led to a slowing in customer leasing decisions and in a slowing in the absorption of new distribution properties in many of ProLogis’ United States markets. ProLogis does not expect market conditions affected by the United States economy to change significantly in 2003. While there have been some positive trends in occupancy levels in certain markets in late 2002, ProLogis believes that occupancies will remain unstable and that further declines in occupancies in the United States, if any, would not be significant. ProLogis believes that the effects of these United States market occupancy decreases have been mitigated through the diversification benefits of its global operating platform and the ProLogis Operating System®.

      Based on its recent leasing experience, ProLogis believes that shifts in distribution patterns of its customers in Europe and their needs to reduce their distribution costs are key drivers of leasing decisions in its European markets. ProLogis believes that current geopolitical concerns and the uncertainties that result because the United States is at war with Iraq have led to a slowing of customers’ decision-making processes in Europe with respect to changes in their distribution networks. ProLogis cannot predict the effect that these uncertainties will have on its ability to re-let distribution space that is subject to expiring leases in 2003. Should ProLogis European Properties Fund experience significant occupancy declines, ProLogis would recognize less earnings from its investment in ProLogis European Properties Fund.

      In Japan, ProLogis has fully leased two of its four development projects, aggregating 380,000 square feet. ProLogis is currently in negotiation for all of the space in the three remaining projects aggregating 1.1 million square feet.

      The average increase in rental rates for both new and renewed leases on previously leased space (37.7 million square feet) for all properties including those owned by the property funds during 2002 was 2.0% as compared to 14.6% in 2001 and 15.5% in 2000. ProLogis believes that the weaker rental rate growth experienced in 2002 is attributable to the downturn in the United States economy that began in late 2001.

      ProLogis’ “same store” portfolio of operating properties, properties owned by ProLogis and the property funds that were in operation throughout both 2002 and 2001, aggregated 159.0 million square feet. The net operating income (rental income, excluding termination and renegotiation fees, less net rental expenses) generated by the same store portfolio decreased by 0.9% in 2002 from 2001. In 2001, the same store portfolio’s net operating income increased by 1.4% over 2000.

CDFS Business

      Earnings from operations from ProLogis’ CDFS business segment consists primarily of: (i) the gains and losses from the contribution and sale of developed properties and from the contribution of properties that were acquired with the intent to contribute the properties to a property fund, including properties that have been rehabilitated and/or repositioned; (ii) gains and losses from the disposition of land parcels; (iii) development management fees earned by ProLogis for services provided to third parties; and (iii) income recognized under the equity method from ProLogis’ investment in Kingspark S.A. through June 30, 2002. Under the equity method, ProLogis recognized over 99% of the earnings of Kingspark S.A. since January 5, 2001 and 95% of the earnings of Kingspark S.A. prior to that date which includes (in addition to net operating income): (i) interest income and interest expense (net of capitalized amounts); (ii) general and administrative expenses (net of capitalized amounts); (iii) income taxes; and (iv) foreign currency exchange gains and losses. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

      Income from the CDFS business segment is dependent on ProLogis’ ability to develop and lease distribution properties that can be contributed to property funds or sold to third parties generating profits to ProLogis and ProLogis’ success in raising private capital through the formation of property funds or other sources. There can be no assurance that ProLogis will be able to maintain the current level of profits in this operating segment. ProLogis does believe that current geopolitical concerns and the uncertainties that result because the United States is at war with Iraq have led to a slowing of customers’ decision-making processes with respect to changes in their distribution networks. ProLogis cannot predict the effect that these uncertainties will have on its ability to lease its completed development properties, the length of time that such uncertainties will continue or the effect, if any, that an end to the war would have on these decision-making processes. If ProLogis is unable to timely lease its completed developments, it will be unable to contribute these properties to the European Properties Fund or otherwise dispose of the properties and would be unable to recognize development profits in the anticipated accounting period. See “Item 1. ProLogis — ProLogis’ Operating Segments — CDFS Business Segment — Future Plans,” “— Risk Factors — General Real Estate Risks — Risks Associated with the Contribution or Sale of Properties” and “— Risk Factors — Financing and Capital Risks — Access to Capital.”

      The CDFS business segment operations and ProLogis’ earnings from operations from this segment were relatively unchanged in 2002 from 2001 and increased by $37.2 million in 2001 over 2000. The CDFS business segment’s earnings from operations includes the following components for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

Net gains from dispositions of land parcels and contributions and sales of properties developed and acquired(1)	$122,264	$96,847	$71,284
Development management fees	4,038	2,723	3,954
Income from Kingspark S.A. and Kingspark LLC(2)	29,531	55,839	43,795
Income from Kingspark Joint Ventures(3)	551	—	—
Miscellaneous fees and other income	470	321	334
Other expenses(4)	(4,540)	(3,983)	(4,863)

Total CDFS business segment	$152,314	$151,747	$114,504

(1)	Represents the gains from the disposition of land parcels and contributions and sales of properties as follows:

•	2002: 45 acres; 16.9 million square feet; $972.6 million of proceeds;

•	2001: 229 acres; 14.5 million square feet; $714.0 million of proceeds; and

•	2000: 193 acres; 10.6 million square feet; $491.9 million of proceeds.

(2)	ProLogis recognized its proportionate share of the earnings of Kingspark S.A. and Kingspark LLC under the equity method through June 30, 2002. ProLogis acquired the voting ownership interests in these companies on July 1, 2002 and began presenting its investments in these entities on a consolidated basis as of that date. Prior to July 1, 2002, ProLogis’ ownership interests in these entities were all non-voting. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8. The income recognized by ProLogis under the equity method from its ownership interests in Kingspark S.A. and Kingspark LLC includes, among other items:

•	Gains from the disposition of land parcels and contributions and sales of properties developed as follows:

•	2002: 23 acres; 1.2 million square feet; $146.4 million of proceeds; net gains of $14.8 million;

•	2001: 63 acres; 2.7 million square feet; $300.0 million of proceeds; net gains of $38.5 million; and

•	2000: 11 acres; 1.2 million square feet; $180.5 million of proceeds; net gains of $30.5 million.

•	Development fees and other miscellaneous income of $5.5 million in 2002, $11.4 million in 2001 and $11.9 million in 2000.

•	Deferred and current income tax expense of $2.6 million in 2002; deferred and current income tax benefits of $3.7 million in 2001 and deferred and current income tax expense of $2.6 million in 2000; and

•	Foreign currency exchange gains of $4.5 million in 2002; foreign currency exchange losses of $4.6 million in 2001 and foreign currency exchange gains of $0.3 million in 2000.

(3)	ProLogis, through Kingspark S.A., has investments in the Kingspark Joint Ventures, that develop properties in the United Kingdom. ProLogis’ ownership in each of the four Kingspark Joint Ventures was 50% at December 31, 2002. One of the Kingspark Joint Ventures owns 11 operating properties that it had previously developed at a total investment of $81.8 million at December 31, 2002. Collectively, the Kingspark Joint Ventures also owned 150 acres of land with the capacity for developing approximately 1.5 million square feet of distribution properties at December 31, 2002. At December 31, 2002, the Kingspark Joint Ventures collectively controlled 511 acres of land, through contracts, options or letters of intent, with the capacity for developing approximately 9.5 million square feet of distribution properties.

While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the Kingspark Joint Ventures, that were accounted for under the equity method by Kingspark S.A., were not separately presented in ProLogis’ Consolidated Balance Sheet. See Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(4)	Includes land holding costs of $2.8 million, $2.7 million and $2.1 million, in 2002, 2001 and 2000, respectively, and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $1.8 million, $1.3 million and $2.8 million in 2002, 2001 and 2000, respectively.
      Since 1999, ProLogis’ focus in the CDFS business reflects the economic conditions in the areas in which it owns properties. Accordingly, an increasing percentage of ProLogis’ CDFS business activity has been occurring outside of North America. At December 31, 2000, 65% of ProLogis’ CDFS business segment assets were located outside of North America as compared to 70% at December 31, 2002. In 2002, 38% of the total income in the CDFS business segment was generated in North America, 58% was generated in Europe and 4% was generated in Japan. In 2001 and 2000, 45% and 50%, respectively, of the total income of this operating segment was generated in North America, with Europe generating the remaining portion of total income. See Note 10 to ProLogis’ Consolidated Financial Statements in Item 8.

      ProLogis will continue to monitor leasing activity and general economic conditions in North America as it pertains to its CDFS business segment operations with the expectation that an economic recovery in North America could provide increased CDFS opportunities to ProLogis as companies continue optimizing their supply chains. ProLogis believes that the demand for state-of-the-art distribution properties in Europe could continue to provide opportunities for ProLogis in the CDFS business segment; however, ProLogis will continue to monitor the impact of geopolitical concerns that it has recently observed and that it believes could negatively impact its ability to complete leases in Europe in a timely manner during 2003. ProLogis believes its development activities will not be significantly affected by European land entitlement constraints that currently exist in Europe because it has over 2,100 acres of land owned or controlled in Europe at December 31, 2002. In 2001, ProLogis began its first development project in Japan, which was acquired by ProLogis Japan Properties Fund in September 2002. ProLogis began development of four additional properties in Japan during the third and fourth quarters of 2002. As in Europe, ProLogis believes that demand for state-of-the-art distribution properties in Japan will provide opportunities for ProLogis in the CDFS business segment and ProLogis has not observed similar trends in Japan with respect to geopolitical concerns and uncertainties. In Japan, the CDFS business opportunities available to ProLogis could be limited if ProLogis is unable to acquire adequate land parcels for development. See “— Liquidity and Capital Resources — Overview.”

Temperature-Controlled Distribution Operations

      The income in the temperature-controlled distribution operations segment consists entirely of ProLogis’ proportionate share of the earnings or losses recognized under the equity method from its investees in this segment, ProLogis Logistics Services Incorporated (“ProLogis Logistics”) in the United States and Frigoscandia S.A. in Europe. Since June 2001, these companies have sold significant portions of their operating assets. From June 2001 through October 2002, the operations in Germany, the Czech Republic, Sweden, Denmark, Finland, Norway, the Netherlands, Spain, Italy and the United States were sold. At December 31, 2002, this segment included 103.6 million cubic feet of operating facilities (62.4 million in France and 41.2 million in the United Kingdom). The assets in the United Kingdom were classified as held for sale by Frigoscandia S.a. at December 31, 2002.

      ProLogis has also invested in CSI/ Frigo LLC and recognizes 95% of the earnings or losses of CSI/ Frigo LLC under the equity method based on its ownership interest in this entity. The amounts recognized by ProLogis from CSI/ Frigo LLC include ProLogis’ proportionate share of this entity’s proportionate share of the earnings or losses from ProLogis Logistics and Frigoscandia S.A., as this entity has ownership interests in both ProLogis Logistics and Frigoscandia S.A. Amounts recognized by ProLogis under the equity method from ProLogis Logistics and Frigoscandia S.A. include (in addition to net operating income): (i) interest income and interest expense; (ii) depreciation and amortization expense; (iii) general and administrative expenses; (iv) income taxes; (v) foreign currency exchange gains and losses (with respect to Frigoscandia); and (vi) impairment charges.

      ProLogis’ proportionate share of the earnings or losses from this operating segment are set forth below for the periods indicated (in thousands of U.S. dollars) (See “Item 1. Business — Business Strategy and Operating Segments — Temperature-Controlled Distribution Operations — Operations” and Notes 4 and 10 to ProLogis’ Consolidated Financial Statements in Item 8).

	ProLogis Logistics(1)			Frigoscandia S.A.(2)
	Years Ended December 31,			Years Ended December 31,

	2002	2001	2000	2002	2001	2000

Income from operations after general and administrative expenses(3)	$26,537	$22,548	$33,288	$28,030	$39,309	$28,766
Interest expense(4)	(2,095)	(10,730)	(6,210)	(1,448)	(10,610)	(10,158)
Depreciation and amortization expense(5)	(2,357)	(19,846)	(18,012)	(18,779)	(34,084)	(39,903)
Current and deferred income tax benefit(6)	13,005	2,872	2,884	1,341	539	1,099
Foreign currency exchange gains (losses), net	—	—	—	4,236	(3,539)	(866)
Adjustment to carrying value(7)	(37,240)	(53,324)	—	(5,706)	(35,089)	—
Technology asset write-off(8)	—	(662)	—	—	(5,105)	—
Gains (losses) on disposition of assets(9)	6,305	646	—	(4,757)	(4,393)	764

Total temperature-controlled segment	$4,155	$(58,496)	$11,950	$2,917	$(52,972)	$(20,298)

(1)	Represents ProLogis’ proportionate share of the earnings or losses of ProLogis Logistics from its ownership of 100% of the non-voting preferred stock of ProLogis Logistics plus ProLogis’ proportionate share of the earnings or losses of CSI/ Frigo LLC, a limited liability company, that owned 100% of the voting common stock of ProLogis Logistics from January 5, 2001 to October 23, 2002. ProLogis owns 89% of the membership interests (all non-voting) in CSI/ Frigo LLC and K. Dane Brooksher, ProLogis’ chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting). Mr. Brooksher is the managing member of CSI/ Frigo LLC. ProLogis has a $0.3 million note agreement with CSI/ Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/ Frigo LLC. The loan accrues interest at 8% per annum and is due in 2012. ProLogis’ ownership in CSI/ Frigo LLC does not result in ProLogis having control of this entity, as ProLogis’ membership interests are all non-voting. Therefore, CSI/ Frigo LLC is not consolidated in ProLogis’ financial statements. ProLogis did not have either a direct or indirect ownership interest (voting or non-voting) in the common stock of ProLogis Logistics prior to January 5, 2001. ProLogis’ proportionate share of the earnings or losses of ProLogis Logistics was 95% through January 5, 2001 and 99.96% from that date through October 23, 2002 when ProLogis acquired the voting common stock of ProLogis Logistics from CSI/ Frigo LLC and began consolidating this investment in its financial statements. CS Integrated LLC (“CSI”), the wholly owned operating company of ProLogis Logistics, sold a significant portion of its operating assets and all of its operations on October 23, 2002. Therefore, the amounts above include only those operations for 2002 prior to this sale. The remaining operating assets of CSI have been presented on a consolidated basis since ProLogis acquired the voting ownership interests in ProLogis Logistics on October 23, 2002.

(2)	Represents ProLogis’ proportionate share of the earnings or losses of Frigoscandia S.A. from its ownership of 100% of the non-voting preferred stock of Frigoscandia S.A. and ProLogis’ proportionate share of the earnings or losses of CSI/ Frigo LLC, a limited liability company that has owned 100% of the voting common stock of Frigoscandia S.A. since January 5, 2001. ProLogis owns 89% of the membership interests (all non-voting) in CSI/ Frigo LLC and K. Dane Brooksher, ProLogis’ chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting). ProLogis has a note agreement with CSI/ Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis will recognize 95% of the earnings of CSI/ Frigo LLC. Mr. Brooksher is the managing member of CSI/ Frigo LLC. ProLogis’ ownership in CSI/ Frigo LLC does not result in ProLogis having control if this entity, as all of its membership interests are non-voting. Therefore, CSI/ Frigo LLC is not consolidated in ProLogis’ financial statements. ProLogis did not have either a direct or indirect ownership interest (voting or non-voting) in the common stock of Frigoscandia S.A. prior to January 5, 2001. ProLogis’ proportionate share of the earnings or losses of Frigoscandia S.A. was 95% through January 5, 2001 and 99.75% since that date. Frigoscandia S.A.’s wholly owned operating companies began selling significant portions of their operating assets in June 2001.

The CSI/ Frigo LLC loan was originally issued in January 2001 for $2.9 million when CSI/ Frigo LLC purchased the voting common stock of ProLogis Logistics and Frigoscandia S.A. In October 2002, CSI/ Frigo LLC used the $2.6 million of proceeds from the sale of the voting common stock of ProLogis Logistics to ProLogis to reduce the amount outstanding under the loan agreement.

(3)	Amounts for 2002 for CSI reflect only operations through October 23, 2002. The decrease in 2001 from 2000 is also due to lower occupancy levels in certain markets in 2002 as compared to 2001.

For Frigoscandia S.A., the decrease in 2002 from 2001 is the result of the sales of 73.5 million cubic feet of operating facilities over the period from June 2001 to July 2002. The increase in 2001 from 2000 is the result of improved operating performance in 2001 over the poor operating results in 2000, primarily the result of improved occupancy levels in 2000.

(4)	For ProLogis Logistics, the decrease in interest expense results from the repayment of third party debt in December 2001 with funds provided by ProLogis through a capital contribution. In 2001, interest expense increased as ProLogis Logistics increased its third party debt from 2000 levels, using the funds provided to repay amounts due to ProLogis.

For Frigoscandia S.A., substantially all of its third party debt was repaid in 2002 with the proceeds from the sales of ceratin of its operating assets.

(5)	For ProLogis Logistics, the decrease in depreciation and amortization expense in 2002 is primarily the result of CSI ceasing to the recognition of depreciation expense on substantially all of its assets in January 2002 when they were classified as held for sale.

For Frigoscandia, S.A. the decrease in depreciation and amortization expense in 2002 and 2001 results from the sales of operating assets that began in June 2001.

(6)	For ProLogis Logistics the 2002 amount is primarily the result of the recognition of future tax benefits from the losses recognized upon the sale of a significant portion of CSI’s operating assets and all of CSI’s operations in October 2002.

(7)	Both ProLogis Logistics and Frigoscandia S.A. recognized impairment charges in 2001 related to the write-downs of certain of their assets to their estimated fair value. In 2002, ProLogis Logistics and CSI recognized additional impairment charges prior to the completion of the sale of a significant portion of CSI’s operating assets in October.

In 2002, Frigoscandia S.A. recognized additional impairment charges based on a review of the carrying value of its assets in France.

(8)	Both entities wrote off various investments in technology related assets in 2001 based on their estimates of the fair values of these items.

(9)	These amounts represent the final gains or losses at the time the sale is consummated. A gain or loss will result upon sale even though there have been previous write-downs to estimated fair value because the write-downs are based on management’s estimate of the amount that will be realized upon sale. Final negotiations of the sales transactions will differ from management’s earlier estimates. In 2002, the net gain for ProLogis Logistics results primarily from the recognition of a gain of approximately $10.0 million from the sale of certain management contracts to the buyers of the operating assets. This gain could not be included in the previous fair value estimates for computing impairment adjustments under GAAP but could be recognized after the transaction was closed.

Other Income and Expense Items

General and Administrative Expense

      General and administrative expense was $53.9 million in 2002, $50.3 million in 2001 and $45.0 million in 2000. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all three years, ProLogis would have recognized general and administrative expense of $55.5 million, $52.0 million and $50.0 million for 2002, 2001 and 2000, respectively. General and administrative expense is primarily a function of the various business initiatives being undertaken in a given period and can vary from year to year based on ProLogis’ business activities. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

Depreciation and Amortization

      Depreciation and amortization expense was $153.1 million in 2002, $143.5 million in 2001 and $151.5 million in 2000. The fluctuations in this expense between years is primarily attributable to the number of distribution properties directly owned by ProLogis in each year. See “— Property Operations”. In 2002, ProLogis adopted SFAS No. 142 “Goodwill and Intangible Assets” and ceased recognizing amortization related to goodwill. See further discussion of the effect of this change in accounting principle at “— Results of Operations”.

Interest Expense

      Interest expense is a function of the level of borrowings outstanding, interest rates charged on borrowings and the amount of interest capitalization that is allowed based on the volume of ProLogis’ development activities. Interest expense was $153.0 million in 2002, $163.6 million in 2001 and $172.2 million in 2000. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all three years, ProLogis would have recognized interest expense of $146.0 million, $151.5 million and $161.3 million for 2002, 2001 and 2000, respectively. The decrease in interest expense in each year is due to lower average interest rates, lower average borrowings outstanding and higher levels of capitalized interest levels. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

      Gross interest expense incurred on borrowings outstanding during the period is offset by the amount of interest that is capitalized based on ProLogis’ qualifying development expenditures. Capitalized interest was $30.5 million in 2002, $24.3 million in 2001 and $18.5 million in 2000. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all three years, ProLogis’ capitalized interest would have been $38.5 million, $36.4 million and $29.4 million for 2002, 2001 and 2000, respectively. Capitalized interest levels are reflective of ProLogis’ cost of funds and the volume of development activities in each year.

Other Expenses

      Other expenses consist of land holding costs and the write-off of previously capitalized pursuit costs. These amounts will vary based on the balances of land held for future development in a given period and the timing of when a pursuit is abandoned.

Gains on Disposition of Real Estate, Net

      The net gains recognized from the contributions and sales of operating properties that were acquired or developed for long-term investment in the property operations segment are presented after “Earnings from operations” in ProLogis’ Consolidated Statement of Earnings. From time to time, ProLogis will contribute or sell properties that have been held for long-term investment in the property operations segment because such properties are determined to have become non-strategic properties. Non-strategic properties are assets located in markets or submarkets that are no longer considered target markets as well as assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis’ core portfolio based on the asset’s size or configuration. Also, ProLogis may contribute long-term investment properties from its property operations segment to complement the portfolio of developed distribution properties that are contributed to the property funds.

      Contributions and sales of long-term investment properties from the property operations segment were as follows:

•	2002: 2.0 million square feet; $63.6 million of proceeds; net gains of $6.6 million;

•	2001: 6.7 million square feet; $236.1 million of proceeds; net gain of $9.5 million; and a net gain of $0.5 million recognized upon the contribution of ProLogis’ 49.9% ownership interest in ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund in January 2001; and

•	2000: 3.5 million square feet; $133.7 million of proceeds; net gains of $1.3 million.

Income (Loss) from Unconsolidated Investees

      ProLogis recognized a net loss of $1.5 million in 2002, a net loss of $33.5 million in 2001 and net income of $3.3 million in 2000 under the equity method from its investments in unconsolidated investees that are not directly associated with one of its three operating segments. For a discussion of these four unconsolidated investees, see Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

      For 2002, the net loss recognized consisted of: (i) income of $4,000 from ProLogis’ investment in Insight, Inc.; (ii) income of $0.6 million from ProLogis’ investment in ProLogis Equipment Services LLC; and (iii) a loss of $2.1 million from ProLogis’ investment in Go ProLogis Incorporated (“GoProLogis”). During the third quarter of 2002, ProLogis Equipment Services sold a significant portion of its assets. ProLogis expects that this entity will be fully liquidated during 2003. The loss recognized from GoProLogis represents ProLogis’ proportionate share of GoProLogis’ impairment adjustment that reduced GoProLogis’ remaining investment in Vizional Technologies to zero.

      In 2001, the net loss recognized consisted of: (i) income of $9,000 from ProLogis’ investment in Insight, Inc.; (ii) a loss of $0.2 million from ProLogis’ investment in ProLogis Equipment Services; (iii) a loss of $26.5 million from ProLogis’ investment in GoProLogis; and (iv) a loss of $6.8 million from ProLogis’ investment in ProLogis PhatPipe. The loss recognized by GoProLogis represents ProLogis’ proportionate share of GoProLogis’ impairment adjustments that reduced its investment in Vizional Technologies to its estimated fair value at the time offset by license fee income for the non-exclusive use of the ProLogis Operating System® earned from Vizional Technologies. The loss recognized by ProLogis Broadband (1) Incorporated (“ProLogis PhatPipe”) consisted of a $7.5 million loss in the second quarter, representing ProLogis’ proportionate share of ProLogis PhatPipe’s impairment charge resulting from the write-down to zero of its preferred stock investment in PhatPipe, Inc. (“PhatPipe”) offset by $0.7 million of license fee income for the non-exclusive use of the ProLogis Operating System® earned from PhatPipe (all in the first quarter). ProLogis PhatPipe and GoProLogis ceased recognizing income under their license fee agreements in the first and second quarters of 2001, respectively.

      In 2000, the net income consisted of: (i) income of $27,000 from ProLogis’ investment in Insight, Inc.; (ii) a loss of $0.1 million from ProLogis’ investment in ProLogis Equipment Services; (iii) income of $2.7 million from ProLogis’ investment in GoProLogis and (iv) income of $0.7 million from ProLogis’ investment in ProLogis PhatPipe. The income recognized from GoProLogis and ProLogis PhatPipe consists entirely of license fee income for the non-exclusive use of the ProLogis Operating System® earned from Vizional Technologies and PhatPipe.

Foreign Currency Exchange Losses, Net

      ProLogis recognized net foreign currency exchange losses of $2.0 million, $3.7 million and $17.9 million for 2002, 2001 and 2000, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all three years, ProLogis would have recognized a net foreign currency exchange gain of $2.4 million for 2002, a net foreign currency exchange loss of $8.3 million for 2001 and a net currency exchange loss of $17.5 million for 2000. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

      ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. ProLogis attempts to mitigate its foreign currency exchange exposure by borrowing in the functional currency of the borrowing entity. Additionally, ProLogis utilizes derivative financial instruments to manage certain of its foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to ProLogis’ projected net income from its European operations, and recognizes the expense associated with these contracts in results of operations, primarily the premium price associated with the contract upon settlement and interim period mark-to-market adjustments. See “— Liquidity and Capital Resources — Derivative Financial Instruments” and Note 15 to ProLogis’ Consolidated Financial Statements in Item 8.

      Generally, the amount of foreign currency gains and losses that are recognized in results from operations are a function of movements in exchange rates, the levels of intercompany and third party debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are party to the debt agreements. The net foreign currency exchange gains and losses recognized in ProLogis’ results of operations are presented in the following table for the periods indicated with explanations of items that are not the result of the factors noted above (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

Remeasurement of third party and certain intercompany debt, net(1)(2)	$(10,267)	$3,657	$(20,104)
Settlement of third party and certain intercompany debt, net(1)(3)	12,421	(6,166)	1,342
Costs of put option contracts expiring in each year	(3,171)	(2,255)	(698)
Mark-to-market gains (losses) on put option contracts outstanding at the end of each year	(1,411)	1,122	(854)
Gains realized at the expiration of put option contracts, net	159	106	2,179
Transaction gains (losses), net	238	(185)	208

Total	$(2,031)	$(3,721)	$(17,927)

(1)	When debt is settled, previously recognized remeasurement gains or losses that were recognized as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the debt is reflected as a realized gain or loss.

(2)	In the third quarter of 2002, Kingspark S.A., a pound sterling functional entity, converted $117.3 million of intercompany debt into 75.3 million pound sterling of intercompany debt. At the time the debt was converted, this entity had recognized a cumulative remeasurement gain of $9.0 million. However, this remeasurement gain is not entirely reflected in the consolidated totals for 2002 in the table above because Kingspark S.A. was accounted for under the equity method through June 30, 2002. Consequently, the reversal of the previously recognized remeasurement gain that ProLogis recorded in the third quarter is included in the net loss for this category of foreign currency exchange gains and losses. Had ProLogis reported its investment in Kingspark S.A. on a consolidated basis for all of 2002, this line item would have been a loss of $5.9 million.

(3)	The subsequent recognition of the total gain resulting from the conversion of U.S. dollar denominated debt to pound sterling denominated debt by the subsidiary of Kingspark S.A. is the primary item included in this category in 2002.

Income Taxes

      ProLogis is a REIT for federal income tax purposes and is not generally required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. Not all of ProLogis’ consolidated subsidiaries in the United States are qualified REIT subsidiaries for tax purposes. Also, the foreign countries in which ProLogis operates do not recognize REITs under their respective tax laws and ProLogis is taxed in certain states in which it operates. Accordingly, ProLogis has recognized foreign country income taxes and state income taxes in accordance with GAAP, as applicable.

      Current income tax expense recognized was $10.5 million, $2.5 million and $0.9 million for 2002, 2001 and 2000, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all three years, current income tax expense for 2002, 2001 and 2000 would have been $13.1 million, $6.6 million and $1.8 million, respectively. ProLogis recognized deferred income tax expense of $17.7 million, $2.3 million and $4.2 million for 2002, 2001 and 2000, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all three years, deferred income tax expense for 2002 would not have changed and ProLogis would have recognized a deferred income benefit of $5.6 million in 2001 and deferred income tax expense of $6.0 million in 2000. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

      Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment and taxes incurred in foreign jurisdictions. The deferred income tax component of total income taxes is a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been recognized as deferred tax assets. The deferred tax expense in 2002 is primarily the result of the reversal of previously recognized deferred tax benefits due to the utilization of net operating losses from previous years.

Environmental Matters

      ProLogis has not experienced any environmental condition associated with its properties which materially adversely affected its results of operations or financial position, nor is ProLogis aware of any environmental liability that it believes would have a material adverse effect on its business, financial condition or results of operations. See “— Risk Factors”.

Liquidity and Capital Resources

Overview

      ProLogis considers its liquidity and ability to generate cash from its operating activities, the contribution or sale of properties and other financing sources to be adequate and expects it to continue to be adequate to meet its anticipated future development, acquisition, operating and debt service needs, as well as its shareholder distribution requirements.

      ProLogis’ future investing activities are expected to consist primarily of: (i) the acquisition of land for future development; (ii) the development and acquisition of properties, and in certain situations, the rehabilitation and/or repositioning of properties acquired for future contribution to property funds; and (iii) the acquisition of operating properties in key distribution markets for long-term investment in the property operations segment. Additionally, ProLogis has a Common Share repurchase program under which it may repurchase additional Common Shares. At December 31, 2002, ProLogis may repurchase an additional $93.8 million of Common Shares under this program. ProLogis expects to fund its future cash needs with:

•	cash generated by property operations;

•	the proceeds from the disposition of the temperature-controlled distribution operating assets located in the United Kingdom that were classified as held for sale by Frigoscandia S.A. in December 2002;

•	the proceeds from the contribution of properties to property funds;

•	the proceeds from the sales of properties to third parties;

•	the issuance of senior unsecured notes, including the senior unsecured notes issued in February 2003 that generated net proceeds to ProLogis of $297.5 million;

•	utilization of ProLogis’ revolving lines of credit; and

•	the proceeds from the sale of Common Shares, including sales of Common Shares under ProLogis’ various Common Share plans.

      For its short-term borrowing needs, ProLogis’ lines of credit are expected to provide adequate liquidity and financial flexibility to allow ProLogis to efficiently respond to market opportunities. Regular repayments of lines of credit borrowings, primarily with the proceeds from property contributions and sales and the proceeds from public debt offerings that are expected to occur periodically during periods of favorable market conditions, allow ProLogis to maintain adequate liquidity. At March 24, 2003, ProLogis had $1.15 billion of total commitments under its revolving lines of credit. ProLogis’ total outstanding borrowings were $520.1 million at March 24, 2003 resulting in additional short-term borrowing capacity available to ProLogis of approximately $606.9 million (after reducing the total commitments available by $21.2 million of letters of credit outstanding with the lending banks). See “— Borrowing Capacity and Debt Maturities.”

      As of March 24, 2003, ProLogis had $308.0 million of shelf-registered securities that can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis’ ability to affect an offering on satisfactory terms. ProLogis continues to evaluate the public debt markets with the objective of reducing its short-term borrowings in favor of longer-term fixed-rate debt, when it is deemed appropriate. ProLogis has the ability to increase the amount of shelf-registered securities and expects that it will do so in 2003.

      ProLogis is committed to offer to contribute all of its stabilized developed properties in certain European markets to ProLogis European Properties Fund through September 2019, subject to the property meeting certain criteria, including leasing criteria. In September 2002, ProLogis European Properties Fund drew down the remaining third party equity capital commitments on the subscription agreements that expired on September 15, 2002. ProLogis European Properties Fund is seeking additional equity commitments from potential investors, including certain of the existing investors in the property fund and new investors. ProLogis European Properties Fund entered into a 250.0 million euro revolving, multi-currency credit agreement with a lender in December 2002 and has executed a non-binding mandate letter with another lender for an additional 250.0 million euro borrowing arrangement that is expected to be completed in April 2003. With its current borrowing capacity, ProLogis European Properties Fund expects to be able to acquire the properties that ProLogis expects to have available for contribution in March 2003. If the second agreement is completed, ProLogis European Properties Fund will have a committed borrowing capacity of 500.0 million euro for a two-year period. While there can be no assurance that the new borrowing arrangement will be completed, ProLogis European Properties Fund expects that it will have this new borrowing facility or alternative borrowing arrangements in place prior to June 2003 such that it can acquire ProLogis’ stabilized European development properties that are expected to be available for contribution by ProLogis in the second quarter of 2003 should additional equity commitments not be obtained. ProLogis European Properties Fund also believes that its efforts to obtain additional equity commitments will be successful and that such commitments would be available in the second quarter of 2003. However, there can be no assurance that ProLogis European Properties Fund will be able to obtain additional equity commitments such that it will be able to acquire the completed development properties that ProLogis expects to be available for contribution after March 2003.

      ProLogis is committed to offer to contribute all of its stabilized developed properties in North America (excluding properties in the Los Angeles/ Orange County market) to ProLogis North American Properties Fund V through December 2003. The acquisition of these properties by ProLogis North American Properties Fund V is subject to the property meeting certain criteria, including leasing criteria, and the ability of ProLogis North American Properties Fund V to raise equity capital and to obtain debt financing. Under certain circumstances this right of first offer can be extended through December 2004. The majority owner in ProLogis North American Properties Fund V is a listed property trust in Australia. Currently, ProLogis North American Properties Fund V has sufficient capital available to acquire all of the stabilized properties that ProLogis expects to have available for contribution to ProLogis North American Properties Fund V through June 2003 and expects that it will have sufficient capital available such that it can acquire all of the properties that ProLogis expects to have available for contribution through December 2003. However, there can be no assurance that this property fund will be successful in its capital raising efforts.

      ProLogis is committed to offer to contribute all of its stabilized developed properties to ProLogis Japan Properties Fund through June 2006. The acquisition of these properties by ProLogis Japan Properties Fund is subject to the property meeting certain criteria, including leasing criteria, and the ability of ProLogis Japan Properties Fund to access the $286.8 million of additional third party equity capital that has been committed by a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”) through June 2006. The capital can be used for the acquisition of properties from third parties in Japan. The development of properties in Japan by ProLogis is subject to ProLogis’ ability to acquire adequate land parcels for development and obtain leasing commitments. ProLogis had four projects under development at a total expected cost at completion of $227.5 million in the Tokyo market at December 31, 2002.

      There can be no assurance that the property funds will have sufficient capital available (either debt or equity capital) such that they will be able to acquire the properties that ProLogis expects to have available for contribution in the future. Should the property funds not have sufficient capital to acquire these properties, ProLogis is allowed to pursue other third party disposition opportunities. However, there can be no assurance that ProLogis can readily dispose of its development pipeline to third parties and ProLogis could experience delays in making sales to third parties. Such delays could result in the recognition of the expected development profits in an accounting period that is later than expected. See the discussion of risks factors involved with disposition of properties and the raising of capital at “— Risk Factors.”

          Cash Generated by Operating Activities

      Net cash provided by operating activities was $377.2 million in 2002, $343.3 million in 2001 and $321.1 million in 2000. These increases are primarily the result of lower interest expense in 2001 as well as other operational items discussed in “— Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on Common Shares in each year, 2000 to 2002.

          Cash Investing and Cash Financing Activities

      In 2002, ProLogis’ investing activities used net cash of $136.1 million. In 2001, ProLogis’ investing activities provided net cash of $104.0 million. In 2000, ProLogis’ investing activities used net cash of $376.9 million. ProLogis’ investing activities consisted primarily of investments in real estate (both acquisition and development expenditures) as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space that aggregated $1.21 billion in 2002, $836.3 million in 2001 and $670.9 million in 2000. ProLogis’ unconsolidated investees generated net cash to ProLogis of $79.8 million in 2002 and $72.7 million in 2001. However, ProLogis’ unconsolidated investees required a net cash investment of $188.8 million in 2000. Sales of operating assets in the temperature-controlled distributions operating segment was the primary source of the net cash provided by the unconsolidated investees. Also, the property funds make distributions to ProLogis. In 2000, ProLogis made additional investments in Kingspark S.A., ProLogis Logistics, GoProLogis and ProLogis Phatpipe that offset cash provided from its unconsolidated investees. Net cash generated from contributions and sales of properties and land parcels were $968.9 million, $856.0 million and $489.0 million in 2002, 2001 and 2000, respectively.

      In 2002 and 2001, ProLogis’ financing activities utilized net cash of $158.3 million and $477.1 million, respectively. Financing activities provided net cash of $44.4 million in 2000. Excluding cash distributions on Common Shares and to minority interest holders and preferred share dividends, ProLogis’ financing activities provided net cash of $134.0 million in 2002 and $327.6 million in 2000 with net borrowings on the lines of credit and proceeds from the sales of Common Shares as the primary sources of cash in these years. Excluding cash distributions on Common Shares and to minority interest holders and preferred share dividends, ProLogis’ financing activities used net cash of $195.0 million in 2001 with net repayments on ProLogis’ lines of credit and the redemption of $139.6 million of preferred equity being the primary uses of cash.

      Aggregate distributions paid to holders of Common Shares were $252.3 million, $237.7 million and $219.3 million for 2002, 2001 and 2000, respectively. Dividends paid on preferred shares were $32.7 million in 2002, $37.3 million in 2001 and $56.8 million in 2000. Distributions to minority interest holders were $7.2 million in 2002 and $7.1 million in both 2001 and 2000.

Borrowing Capacity and Debt Maturities

      ProLogis has $1.15 billion of short-term borrowing commitments through six revolving lines of credit. These borrowings are available in four currencies and are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

	Commitments at		Outstanding Balances at		Weighted
					Average Interest
Facility	12/31/02	03/24/03	12/31/02	03/24/03	Rate(1)	Expiration

North America	$400.0	$400.0	$110.0	$50.0	2.08%	11/08/05	(2)
North America(3)	100.0	100.0	3.4	3.7	3.68%	11/07/03	(2)
North America(3)(4)	60.0	60.0	3.8	8.7	1.90%	06/06/03
Europe(5)	340.8	345.9	320.8	331.4	3.88%	12/17/03
United Kingdom(6)(7)	40.3	39.4	—	17.8	—	07/31/03
Japan(8)	206.6	202.9	107.9	108.5	1.07%	09/13/04	(2)

	$1,147.7	$1,148.2	$545.9	$520.1	2.95%

(1)	Represents the weighted average interest rate on borrowings outstanding at December 31, 2002.

(2)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(3)	Borrowings can be denominated in U.S. dollar, euro, pound sterling or yen.

(4)	Total commitments available to ProLogis at December 31, 2002 and March 24, 2003, have been reduced by letters of credit outstanding of $9.2 million and $11.2 million, respectively.

(5)	Borrowings can be denominated in euro or pound sterling with a total commitment of 325.0 million euro. At December 31, 2002 and March 24, 2003, amounts outstanding represent the U.S. dollar equivalent of borrowings of 311.2 million euro and 311.4 million euro, respectively.

(6)	Borrowings are denominated in pound sterling with a total commitment is 25.0 million pound sterling. At March 24, 2003, the amount outstanding represents the U.S. dollar equivalent of borrowings of 11.3 million pound sterling.

(7)	Total commitments available to ProLogis at December 31, 2002 and March 24, 2003, have been reduced by letters of credit outstanding of $9.9 million (the currency equivalent of 6.1 million pound sterling) and $10.0 million (the currency equivalent of 6.4 million pound sterling) of letters of credit outstanding, respectively.

(8)	Borrowings are denominated in yen with a total commitment is 24.5 billion yen. At December 31, 2002 and March 24, 2003, amounts outstanding represent the U.S. dollar equivalent of borrowings of 12.8 billion yen and 13.1 billion yen, respectively.

      ProLogis had senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding at December 31, 2002 with annual principal payments during each of the years in the five-year period ending December 31, 2007 and thereafter as follows (in thousands of U.S. dollars):

2003	$222,390
2004	314,956
2005	110,568
2006	320,165
2007	331,777
2008 and thereafter	887,997

Total principal due	2,187,853
Less: Original issue discount	(1,781)

Total carrying value	$2,186,072

      The $300.0 million of senior unsecured notes issued on February 24, 2003 are due in 2013. See “— Overview” and Note 5 to ProLogis’ Consolidated Financial Statements in Item 8. Additionally, as of December 31, 2002, ProLogis had guaranteed $46.0 million of short-term debt of ProLogis North American Properties Fund V that is due in May 2003.

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees

      ProLogis had investments in and advances to unconsolidated investees of $821.4 million at December 31, 2002. Summarized financial information for certain of these unconsolidated investees at December 31, 2002 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Frigoscandia
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund	S.A.

Total assets	$591.3	$361.6	$234.3	$205.5	$143.8	$548.8	$2,666.2	$67.4	$259.4
Total liabilities	$299.0 (1)	$239.3 (2)	$170.9 (3)	$153.1 (4)	$105.1 (5)	$309.2 (6)	$1,215.3 (7)	$49.4 (8)	$392.2	(9)
Minority interest	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
Equity	$292.3	$122.3	$63.4	$52.4	$38.7	$239.6	$1,450.9	$18.0	$(132.9)
Revenues	$70.5	$43.4	$30.0	$25.3	$17.4	$37.5	$153.2	$1.2	$197.7
Net earnings (loss)	$21.1	$7.4	$6.8	$2.7	$3.2	$11.3	$21.1	$0.8	$(6.9)
ProLogis’ ownership at December 31, 2002	50%	41.3%	20%	20%	20%	16.1%	29.6%	20%	95	%(10)

(1)	Total liabilities of ProLogis California include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.2 million due to ProLogis;

•	$17.2 million due to a third party; due May 2005; none of which has been guaranteed by ProLogis;

•	$180.0 million due to a third party; due March 2009; none of which has been guaranteed by ProLogis; and

•	$93.3 million due to a third party; due August 2009; none of which has been guaranteed by ProLogis.

(2)	Total liabilities of ProLogis North American Properties Fund I include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.7 million due to ProLogis;

•	$130.6 million due to a third party; due December 2010; none of which has been guaranteed by ProLogis; and

•	$102.0 million due to a third party; due March 2011; none of which has been guaranteed by ProLogis.

(3)	Total liabilities of ProLogis North American Properties Fund II include amounts due to ProLogis and a loan from a third party in the following amounts:

•	$0.2 million due to ProLogis and

•	$165.0 million due to a third party; due June 2007; none of which has been guaranteed by ProLogis.

(4)	Total liabilities of ProLogis North American Properties Fund III include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.1 million due to ProLogis;

•	$150.0 million due to a third party; due September 2007; none of which has been guaranteed by ProLogis; and

•	$0.3 million (three assessment bond issues) of third party debt; due at various dates between June 2005 and March 2021; none of which have been guaranteed by ProLogis.

(5)	Total liabilities of ProLogis North American Properties Fund IV include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.1 million due to ProLogis;

•	$103.0 million due to a third party; due January 2008; none of which has been guaranteed by ProLogis; and

•	$0.2 million of other third party debt; due March 2021; none of which has been guaranteed by ProLogis.

(6)	Total liabilities of ProLogis North American Properties Fund V include amounts due to ProLogis and loans from third parties in the following amounts:

•	$2.8 million due to ProLogis;

•	$46.0 million due to a third party; due May 2003; all of which has been guaranteed by ProLogis;

•	$173.0 million due to a third party; due July 2007; none of which has been guaranteed by ProLogis; and

•	$64.0 million due to a third party; due January 2013; none of which has been guaranteed by ProLogis.

•	ProLogis North American Properties Fund V has executed a rate lock letter and loan application with an institutional lender. The proceeds from this new secured loan facility, if funded, are expected to be used to repay the borrowings due in May 2003. This loan application does not require ProLogis to guarantee the debt.

(7)	Total liabilities of ProLogis European Properties Fund include amounts due to ProLogis and loans from third parties in the following amounts:

•	$6.7 million due to ProLogis;

•	$175.2 million due to a third party; due in April 2003; none of which has been guaranteed by ProLogis;

•	$220.3 million due to a third party; due in May 2008; none of which has been guaranteed by ProLogis;

•	$148.4 million due to a third party; due in April 2009; none of which has been guaranteed by ProLogis;

•	$366.9 million due to a third party; due in May 2009; none of which has been guaranteed by ProLogis; and

•	$47.9 million (seven mortgage issues) due to third parties; due in March 2015; none of which have been guaranteed by ProLogis.

(8)	Total liabilities of ProLogis Japan Properties Fund include amounts due to ProLogis and a loan from a third party in the following amounts:

•	$0.1 million due to ProLogis and

•	$48.1 million due to a third party; due in June 2003; none of which has been guaranteed by ProLogis.

(9)	Total liabilities of Frigoscandia S.A. include amounts due to ProLogis and loans from third parties in the following amounts:

•	$306.4 million due to ProLogis and

•	$0.2 million of other debt due to a third party; none of which has been guaranteed by ProLogis.

(10)	ProLogis’ direct ownership of all of the non-voting preferred stock of Frigoscandia S.A. represents a 95% interest in its earnings or losses. CSI/ Frigo LLC is excluded from the information presented.

      ProLogis may in the future provide guarantees of short-term financing arrangements that property funds enter into associated with the contributions of properties to the property funds by ProLogis. These guarantees would be provided by ProLogis on short-term financing arrangements that the property funds enter into on an interim basis prior to obtaining long-term secured debt.

Distribution and Dividend Requirements

      ProLogis’ distribution policy is to distribute a percentage of its cash flow that ensures that ProLogis will meet the distribution requirements of the Code and allows ProLogis to maximize the cash retained to meet other cash needs such as capital improvements and investment activities. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, annual distributions are expected to be higher than annual earnings.

      Cash distributions per Common Share paid in 2002, 2001 and 2000 were $1.42, $1.38 and $1.34, respectively. The Board set a projected annual distribution rate for 2003 of $1.44 per Common Share. ProLogis paid a distribution for the first quarter of 2003 of $0.36 per Common Share on February 28, 2003 to holders of Common Shares at February 14, 2003. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted at the discretion of the Board during the year.

      At December 31, 2002, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding. The annual dividend rates on these series of preferred shares are $4.27 per share (Series C), $1.98 per share (Series D) and $2.19 per share (Series E).

      Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to its Common Shares unless and until all cumulative dividends with respect to its preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.

Other Commitments

      At December 31, 2002, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of properties aggregating 3.3 million square feet at an estimated acquisition cost of $116.4 million. At December 31, 2002, ProLogis had $6.9 million of funds escrowed with third parties as the result of tax-deferred exchange transactions that can be used to acquire these assets. In January 2003,

ProLogis completed the acquisition of 11 of these properties aggregating 2.3 million square feet at a total acquisition cost of $79.9 million. The remaining transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.

      At December 31, 2002, ProLogis had properties under development with an expected cost at completion of $683.0 million of which $305.6 million was unfunded.

      ProLogis has a Common Share repurchase program under which it may repurchase up to $215.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, will be purchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. At December 31, 2002, ProLogis has repurchased 5,183,200 Common Shares under this program at a total cost of $121.2 million. An additional $93.8 million of Common Shares may be repurchased under the program as of December 31, 2002 ($85.1 million at March 24, 2003).

Derivative Financial Instruments

      ProLogis uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing or anticipated obligations and transactions. ProLogis does not use derivative financial instruments for trading or speculative purposes.

      The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). The use of derivative financial instruments allows ProLogis to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effects these fluctuations would have on ProLogis’ income and cash flows.

      Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties, primarily global commercial banks. ProLogis does not anticipate non-performance by any of the counterparties to its derivative contracts. However, should a counterparty fail to perform, ProLogis would incur a financial loss to the extent of the positive fair market value of the derivative instruments, if any.

      At December 31, 2002, ProLogis had foreign currency put option contracts outstanding in the notional amount of 38.7 million euro and 9.6 million pound sterling (the currency equivalent of approximately $56.1 million) related to its operations in Europe. The put option contracts were fully paid for at execution and provide ProLogis with the option to exchange amounts of euro and pound sterling for U.S. dollars at a fixed exchange rate such that, if the euro or pound sterling were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The outstanding contracts do not qualify for hedge accounting treatment and were marked-to-market through income at December 31, 2002. In 2002, ProLogis recognized aggregate expense of $4.4 million on various put option contracts, including realized losses of $3.0 million and mark-to-market losses of $1.4 million.

Funds from Operations

      Funds from operations attributable to Common Shares increased $61.6 million to $436.0 million in 2002 from $374.4 million in 2001. Funds from operations attributable to Common Shares decreased by $2.3 million in 2001 to $374.4 million from $376.7 million in 2000. The decrease in 2001, is primarily attributable to the recognition by ProLogis of losses of $42.8 million representing ProLogis’ proportionate share of impairment charges associated with technology related investments of certain of its unconsolidated investees.

      ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance and as a supplemental measure to provide management, financial analysts, potential investors and shareholders with an indication of ProLogis’ ability to fund its capital expenditures and investment activities and its other cash needs. Funds from operations does not represent net earnings or cash from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is presented in the Consolidated Statements of Cash Flows in ProLogis’ Consolidated Financial Statements in Item 8. Funds from operations should not be considered as an alternative to net earnings as an indicator of ProLogis’ operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs.

      Funds from operations is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) generally as net earnings (computed in accordance with GAAP), excluding real estate related depreciation and amortization, gains and losses from sales of properties, except those gains and losses from sales of properties upon completion or stabilization under pre-sale agreements and after adjustments for unconsolidated investees to reflect their funds from operations on the same basis. ProLogis includes the gains and losses generated by CDFS business segment activities in funds from operations (see “— Results of Operations — CDFS Business”).

      Funds from operations, as used by ProLogis, is modified from the NAREIT definition. ProLogis’ funds from operations measure does not include: (i) deferred income tax benefits and deferred income tax expenses of ProLogis’ taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from certain debt transactions between ProLogis and its foreign consolidated subsidiaries; (iii) foreign currency exchange gains and losses resulting from certain debt transactions between ProLogis and its foreign unconsolidated investees; (iv) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of ProLogis’ foreign consolidated subsidiaries and unconsolidated investees; and (v) mark-to-market adjustments associated with derivative financial instruments utilized to manage ProLogis’ foreign currency risks. ProLogis’ adjustments to the NAREIT definition are made to reflect ProLogis’ funds from operations on a comparable basis with the other REITs that do not engage in the same types of transactions that give rise to these items.

      Funds from operations are as follows for the periods indicated (in thousands of U.S. dollars):

	Year Ended December 31,

	2002	2001	2000

Net earnings attributable to Common Shares	$216,166	$90,835	$157,715
Add (Deduct):
Real estate related depreciation and amortization	145,233	137,033	146,859
Gains from contribution and sales of non-CDFS business segment assets, net	(6,648)	(10,008)	(1,314)
Foreign currency exchange (gains) losses, net(1)	(743)	1,484	19,569
Deferred income tax expense	17,660	2,258	4,230
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	41,779	63,948	57,366
Write-down of operating assets and other impairment charges(2)	42,917	88,413	—
(Gains) losses from contribution and sales of non-CDFS business segment assets, net(2)	(2,248)	4,417	(744)
Foreign currency exchange (gains) losses, net(1)	(4,268)	8,204	(2,773)
Deferred income tax benefit	(13,881)	(12,171)	(4,190)

Funds from operations attributable to Common Shares	$435,967	$374,413	$376,718

(1)	See “— Results of Operations — Other Income and Expense Items — Foreign Currency Exchange Losses, Net”.

(2)	See “— Results of Operations — Temperature-Controlled Distribution Operations”. The temperature-controlled distribution operations companies accounted for $1.5 million of these net gains in 2002, substantially all of these net losses in 2001 and substantially all of these net gains in 2000.

Risk Factors

      ProLogis’ operations involve various risks that could adversely affect ProLogis’ financial condition, results of operations, cash flow, ability to pay distributions on Common Shares and the market price of Common Shares. These risks include, among others:

General Real Estate Risks

General Economic Conditions

      ProLogis is exposed to the general economic conditions and the local, regional, national and international conditions that affect the markets in which it owns industrial distribution properties. ProLogis’ operating performance depends on the economic conditions of markets in which its distribution properties are concentrated. While ProLogis does not have in excess of 10% of its total portfolio (including the properties owned by the property funds) in any one market, it does have significant holdings in Atlanta, Chicago, Dallas/ Ft. Worth, Houston, Los Angeles, Memphis, Paris and San Francisco. ProLogis’ operating performance could be adversely affected if conditions in these larger markets, such as an oversupply of distribution space or a reduction in demand for distribution properties, become less favorable relative to other geographic areas. Any material oversupply of distribution space or material reduction of demand for distribution space could adversely affect ProLogis’ operating income and the value of its Common Shares.

Risks Particular To Real Estate

      Real property investments are subject to varying degrees of risk. While ProLogis seeks to minimize these risks through geographic diversification, its market research and property management capabilities, these risks cannot be eliminated. The factors that can affect real estate values include:

•	changes in the general economic climate;

•	local conditions, such as an oversupply of distribution space or a reduction in demand for industrial real estate in an area;

•	the quality and philosophy of management;

•	the attractiveness of ProLogis’ properties to potential customers;

•	competition from other available properties;

•	ProLogis’ ability to provide adequate maintenance of and insurance on its properties;

•	ProLogis’ ability to control variable operating costs;

•	governmental regulations, including zoning, usage and tax laws and changes in these laws; and

•	potential liability under, and changes in, environmental, zoning and other laws.

Risks Associated with Concentration of ProLogis’ Investments in the Industrial Sector

      ProLogis’ property operations and CDFS business segments are concentrated in the industrial distribution sector. This concentration may expose ProLogis to the risk of economic downturns in this sector to a greater extent than if ProLogis’ business activities included other types of real estate investments.

Risks Associated with ProLogis’ Development Activities

      ProLogis has developed a significant number of distribution properties since its inception and intends to continue to pursue development activities as opportunities arise. Such development activities generally require various government and other approvals and ProLogis may not receive such approvals. ProLogis will be subject to risks associated with such development activities including, but not limited to:

•	the risk that development opportunities explored by ProLogis may be abandoned with the related investment written off;

•	the risk that construction costs of a property may exceed original estimates or may not be concluded on schedule (including the possibility of contract default, the effects of local weather conditions and local or national strikes or shortages in materials, building supplies or energy and fuel for equipment) which could make the project less profitable than originally estimated; and

•	the risk that occupancy rates and rents of a completed project will not make the project as profitable as originally estimated.

Risks Associated with the Contribution and Sale of Properties

      ProLogis has contributed to property funds or sold to third parties, a significant number of distribution properties in recent years and ProLogis intends to continue to contribute or sell properties as opportunities arise, particularly in its CDFS business segment. ProLogis’ ability to contribute or sell properties on advantageous terms is dependent upon several factors, some of which are beyond the control of ProLogis’ management, primarily competition from other owners of properties that are trying to dispose of their properties. ProLogis’ ability to develop and lease properties will impact ProLogis’ ability to contribute or sell these properties. Continued access to private debt and equity capital by the property funds is necessary in order for ProLogis to continue its strategy of contributing properties to property funds. Should ProLogis not have sufficient properties available that meet the investment criteria of current or future property funds, or should the property funds have reduced or no access to capital on favorable terms, then the contributions could be delayed resulting in adverse effects on ProLogis’ liquidity and on its ability to meet projected earnings levels in a particular reporting period. Failure to meet its projected earnings levels in a particular reporting period could have an adverse effect on ProLogis’ results of operations and on the market price of ProLogis’ Common Shares. Further, ProLogis’ inability to redeploy the proceeds from its divestitures in accordance with its investment strategy could have an adverse affect on ProLogis’ results of operations.

Risks Associated with Acquisition of Properties

      ProLogis acquires distribution properties from time to time. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and the risks that the actual costs for rehabilitation, renovation and improvements identified in the pre-acquisition due diligence process exceed estimates. There is, and it is expected that there will continue to be, significant competition for investment opportunities that meet ProLogis’ investment criteria as well as risks associated with obtaining financing for acquisition activities, if necessary.

Tenant Default

      ProLogis’ results of operations and distributable cash flow would be adversely affected if a significant number of ProLogis’ tenants are unable to meet their obligations to ProLogis. In the event of default by a significant number of tenants, ProLogis may experience delays and incur substantial costs in enforcing its rights as landlord.

Ability to Renew Leases or Re-let Space as Leases Expire

      ProLogis’ income and distributable cash flow would be adversely affected if ProLogis is unable to lease, on economically favorable terms, a significant amount of space in its distribution properties. ProLogis has 22.9 million square feet (out of a total of 107.8 million occupied square feet) of distribution space with leases that expire in 2003 and the property funds have a combined 4.5 million square feet (out of a total of 77.2 million occupied square feet) of distribution space with leases that expire in 2003. The number of distribution properties in a market or submarket could adversely affect both ProLogis’ ability to lease distribution space and the rental rates that can be obtained in new leases.

Real Estate Investments Are Not As Liquid As Certain Other Types Of Assets

      Real estate investments are not as liquid as other types of assets and this lack of liquidity may tend to limit ProLogis’ ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, ProLogis must comply with the safe harbor rules relating to the number of properties disposed of in a year, their tax bases and the cost of improvements made to the properties, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, ProLogis’ ability at any time to sell assets, or contribute assets to property funds or other entities in which ProLogis has an ownership interest may be restricted.

ProLogis’ Insurance Coverage Does Not Include All Potential Losses

      ProLogis and its unconsolidated investees currently carry comprehensive insurance coverage including property, liability, fire, flood, earthquake, environmental, extended coverage and rental loss as appropriate for the markets where each of their properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. ProLogis believes its properties and the properties of its unconsolidated investees are adequately insured. However, there are certain losses, including losses from floods and losses from earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. However, if an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of ProLogis’ properties, ProLogis could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

Potential Environmental Liability

      Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. ProLogis conducts Phase I environmental assessments as part of its due diligence activities. ProLogis has not been notified nor is ProLogis aware of any environmental condition with respect to its real estate assets that are likely to be material to ProLogis’ financial condition. However, ProLogis cannot give any assurance that such conditions do not exist or may not arise in the future. The presence of such substances on ProLogis’ real estate investments could adversely affect its ability to sell such investments or to borrow using such investments as collateral and may also have an adverse effect on ProLogis’ cash flow.

Financing and Capital Risks

Access to Capital

      ProLogis, as a REIT, is required to distribute at least 90% of its taxable income to its shareholders. Consequently, ProLogis is, as are all REITs, dependent on external capital to fund its development and acquisition activities. ProLogis has been accessing private debt and equity capital through the establishment of property funds that acquire properties from ProLogis. ProLogis’ ability to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions and competition from other real estate companies. Further, ProLogis generates significant profits as a result of the contributions of properties to the property funds. To the extent that private capital is not available to acquire properties from ProLogis, these profits may not be realized which could result in an earnings stream that is less predictable than some of its competitors and result in ProLogis not meeting its projected earnings levels in a particular reporting period. Failure to meet its projected earnings levels could have an adverse effect on the market price of Common Shares.

      ProLogis is obligated to offer to contribute its stabilized developed properties in certain specified markets in Europe to ProLogis European Properties Fund, subject to these properties meeting specified investment criteria through September 2019. The subscription agreements with ProLogis European Properties Fund’s investors expired on September 15, 2002 and all commitments were fully funded prior to expiration. No assurance can be given that ProLogis European Properties Fund will be able to obtain additional sources of equity capital. ProLogis’ ability to contribute or sell its development pipeline and recognize development profits in Europe will be jeopardized and ProLogis’ ability to meet its projected earnings levels and generate cash flow would be adversely affected should additional equity commitments not be obtained to acquire the properties that ProLogis expects to have available for contribution om the short-term until ProLogis could sell these properties to third parties.

      ProLogis is obligated to offer to contribute its stabilized developed properties North America (except those properties in the Los Angeles/ Orange County market) to ProLogis North American Properties Fund V through December 2003, subject to these properties meeting specified investment criteria. The primary source of capital for ProLogis North American Properties Fund V is provided by its majority investor that is a listed property trust in Australia. ProLogis’ ability to contribute or sell its development pipeline and recognize development profits in North America will be jeopardized and ProLogis’ ability to meet its projected earnings levels and generate cash flow would be adversely affected should ProLogis North American Properties Fund V not be successful in raising additional capital such that it can acquire the properties that ProLogis expects to have available for contribution in the short-term until ProLogis could sell the properties to third parties.

      ProLogis is obligated to offer to contribute its stabilized developed properties in Japan to ProLogis Japan Properties Fund through June 2006, subject to these properties meeting specified investment criteria. ProLogis’ ability to contribute or sell its development pipeline and recognize development profits in Japan will be jeopardized and ProLogis’ ability to meet its projected earnings levels and generate cash flow would be adversely affected should ProLogis Japan Properties Fund not receive the committed funds from its majority investor to acquire the properties that ProLogis expects to be available for contribution. ProLogis’ ability to contribute or sell its development pipeline and recognize development profits in Japan would be jeopardized and ProLogis’ ability to meet its projected earnings levels and generate cash flow would be adversely affected should this committed capital not be available within the property fund in the short-term until ProLogis could sell the properties to third parties.

Limitations on Debt

      ProLogis currently has a policy of incurring debt only if upon such incurrence, ProLogis’ debt-to-book capitalization ratio, as adjusted, would not exceed 50%. The Board could alter or eliminate this policy without shareholder approval and would do so if, for example, it were necessary in order for ProLogis to continue with its investment strategy and to continue to meet the REIT requirements under the Code. If this policy were changed, ProLogis could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to shareholders.

Debt Financing

      ProLogis is subject to risks normally associated with debt financing, including the risk that ProLogis’ cash flow will be insufficient to meet required payments of principal and interest and the risk that ProLogis will not be able to refinance existing indebtedness or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness. There can be no assurance that ProLogis will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

      ProLogis utilizes the short-term borrowing capabilities (over $1.15 billion as of December 31, 2002) provided by six credit agreements that provide revolving line of credit facilities to ProLogis in addition to operating cash flow and proceeds from dispositions to fund its development, acquisition and distribution requirements. ProLogis’ six revolving lines of credits expire through 2005 ($541.1 million during 2003, $206.6 million during 2004, $400.0 million during 2005). ProLogis’ ability to refinance these credit agreements in a timely manner and at favorable terms is dependent on several factors including, general economic conditions, ProLogis’ credit ratings and interest rate levels. ProLogis’ short-term credit agreements bear interest at variable rates. Increases in interest rates would increase ProLogis’ interest expense under these agreements. If ProLogis is unable to refinance its indebtedness at maturity or meet its payment obligations, the amount of cash available for distribution may be adversely affected.

Requirements of Credit Agreements

      The terms of ProLogis’ various credit agreements and other indebtedness require ProLogis to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit ProLogis’ flexibility in its operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if ProLogis has satisfied its payment obligations. If ProLogis is unable to refinance its indebtedness at maturity or meet its payment obligations, the amount of cash available for distribution may be adversely affected.

Federal Income Tax Risks

              Failure to Qualify as a REIT Could Adversely Affect Shareholders

      ProLogis elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1993. To maintain REIT status, ProLogis must meet a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT’s equity ownership is not overly concentrated. Due to the complex nature of these rules, the available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and changes in ProLogis’ business, no assurance can be given that ProLogis will qualify as a REIT for any particular year.

      If ProLogis fails to qualify as a REIT, it will be taxed as a regular corporation, and distributions to shareholders will not be deductible in computing ProLogis’ taxable income. The resulting corporate income tax liabilities could materially reduce the distributable cash flow to ProLogis’ shareholders or funds available for reinvestment. Moreover, ProLogis might not be able to elect to be treated as a REIT for the four taxable years after the year during which ProLogis ceased to qualify as a REIT. In addition, if ProLogis later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain in its assets as of the date of requalification and to make distributions to shareholders equal to any earnings accumulated during the period of non-REIT status. In the absence of REIT status, distributions to shareholders would no longer be required.

Potential Adverse Effect of REIT Distribution Requirements

      To maintain its qualification as a REIT under the Code, ProLogis must annually distribute to ProLogis’ shareholders at least 90% of its ordinary taxable income, excluding net capital gains. This requirement limits ProLogis’ ability to accumulate capital. ProLogis may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for ProLogis’ funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited or the Internal Revenue Service may make a determination that adjusts reported income. In those situations, ProLogis might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply. If ProLogis fails to make a required distribution, it would cease to be a REIT.

Prohibited Transaction Income Could Result From Certain Property Transfers

      ProLogis contributes properties to property funds and sells properties to third parties. Some of these contributions and sales are made from ProLogis’ taxable subsidiaries. Under the Code, if the disposition are deemed to be a prohibited transaction, a 100% penalty tax on the resulting gain could be assessed. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service could contend that certain contributions or sales of properties by ProLogis are prohibited transactions. While ProLogis’ management does not believe that the Internal Revenue Service would prevail in such a dispute, if the matter was successfully argued by the Internal Revenue Service the 100% penalty tax could be assessed against the profits from these transactions. Additionally, any income from a prohibited transaction may adversely affect ProLogis’ ability to satisfy the income tests for qualification as a REIT.

Other Risks

ProLogis is Dependent on Key Personnel

      ProLogis’ executive officers and other senior offices have a significant role in ProLogis’ success. The ability of ProLogis to retain its management group or to attract suitable replacements should any members of the management group leave ProLogis is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely effect ProLogis’ financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.

Share Prices May Be Affected By Market Interest Rates

      The annual distribution rate on Common Shares as a percentage of its market price may influence the trading price of such Common Shares. An increase in market interest rates may lead investors to demand a higher annual distribution rate, which could adversely affect the market price of such Common Shares.

Foreign Currency Risk

      ProLogis has pursued and intends to continue to pursue growth opportunities in international markets and often invests in countries where the U.S. dollar is not the national currency. As a result, ProLogis is subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. For example, a significant depreciation in the value of the foreign currency of one or more countries where ProLogis has a significant investment may materially adversely affect ProLogis’ results of operations. ProLogis attempts to mitigate any such effects by borrowing under debt agreements denominated in foreign currencies and foreign currency put option contracts, although there can be no assurance that such attempts will be successful.

Government Regulations and Actions

      There are many laws and governmental regulations that are applicable to ProLogis, its unconsolidated investees and their properties. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur. Further, economic and political factors, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders in the United States, but primarily in the foreign countries in which ProLogis has invested, can have a major impact on a global company such as ProLogis.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

      ProLogis is exposed to market risk from changes in interest rates and foreign currency exchange rates. ProLogis has used certain derivative financial instruments, primarily foreign currency put option contracts to reduce its foreign currency market risk. On a limited basis, ProLogis has used interest rate swap agreements to reduce its interest rate market risk. ProLogis does not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance polices that have been approved by the Board.

      ProLogis has estimated its market risk exposures using sensitivity analysis. ProLogis has defined its market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure and future earnings with respect to foreign currency exchange exposure. ProLogis’ sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in year end interest rates and foreign currency exchange rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, ProLogis’ ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time, and the prevailing interest and foreign currency exchange rates.

Interest Rate Risk

      ProLogis’ interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve its objective for longer-term debt, ProLogis borrows on a fixed rate basis. Therefore, ProLogis’ primary interest rate risk is created by its variable rate lines of credit. Although ProLogis has no interest rate derivatives outstanding at December 31, 2002, ProLogis has in the past and may in the future, utilize derivative instruments as hedges in anticipation of future debt transactions or to fix existing variable rate borrowings to manage its interest rate exposure.

      During the year ended December 31, 2002, ProLogis had weighted average outstanding borrowings of $489.5 million on its variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for interest rate-related financial instruments was approximately $1.5 million on both future earnings and cash flow for the year ended December 31, 2002. The sensitivity analysis was based on the weighted average outstanding variable rate borrowings for 2002 and assumed a flat yield curve for the year.

Foreign Currency Risk

      ProLogis primarily uses foreign currency put option contracts to manage foreign currency exchange rate risk related to projected net operating income (operating income net of foreign denominated interest expense) from its foreign consolidated subsidiaries and unconsolidated investees. In addition, ProLogis incurs foreign currency risk related to third-party and intercompany loans of its foreign consolidated subsidiaries that are not denominated in the functional currency of the subsidiary or investee. The remeasurement of certain of these loans results in the recognition of foreign currency exchange gains or losses by ProLogis. ProLogis’ primary exposure to foreign currency exchange rates exists with the following currencies versus the U.S. dollar: euro, pound sterling and yen. Based on the results of a sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, the estimated 2002 year-end market risk exposure to future earnings related to these loans was $90.6 million.

      ProLogis translates the income and expenses of its consolidated foreign subsidiaries and its proportionate share of the net earnings or losses of its unconsolidated investees recognized under the equity method. ProLogis hedges the foreign currency risk associated with approximately 75% of the forecasted net income from its foreign consolidated subsidiaries and unconsolidated investees through foreign currency put option contracts that are entered into every quarter such that ProLogis generally has twelve months of income covered under the contracts. ProLogis’ sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, estimated the 2002 year-end market risk exposure to future earnings of ProLogis was $1.3 million. The effect of the assumed adverse change in foreign currency exchange rates on translated income and expenses of ProLogis’ foreign consolidated subsidiaries and unconsolidated investees has a high degree of inverse correlation with the derivative instruments used to hedge it. However, since ProLogis hedges approximately 75% of its projected net income from foreign entities, approximately 25% of the impact to the net earnings of its foreign consolidated subsidiaries and unconsolidated investees of an adverse movement in foreign exchange rates would not be offset by derivative instruments.

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

      At December 31, 2002 and 2001, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit balances outstanding approximate fair value as of those dates since the interest rates on the revolving lines of credit are based on current market rates. At December 31, 2002 and 2001, the fair values of ProLogis’ senior unsecured debt and secured debt (including mortgage notes, assessment bonds and securitized debt) have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair value of ProLogis’ senior unsecured debt and secured debt from the carrying value in the table below are the result of differences in the interest rates available to ProLogis as of December 31, 2002 and 2001, from the interest rates in effect as of the dates the debt was issued. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions that would make the cost of refinancing the debt exceed the benefit that could be derived from refinancing at the lower rates.

      At December 31, 2002 and 2001, the fair value of ProLogis’ derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers. As ProLogis marks its foreign currency put options to market, their fair value is the same as their carrying value. The carrying value of the foreign currency put option contracts is included with other assets in ProLogis’ Consolidated Balance Sheet.

      The following table reflects the carrying amounts and estimated fair values of ProLogis’ financial instruments as of the periods indicated (in thousands of U.S. dollars):

	December 31,

	2002		2001

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior unsecured debt	$1,630,094	$1,783,943	$1,670,359	$1,718,919
Secured debt	$555,978	$602,848	$532,106	$568,389
Foreign currency put option contracts	$492	$492	$2,686	$2,686

ITEM 8.	Financial Statements and Supplementary Data

      ProLogis’ Consolidated Balance Sheets as of December 31, 2002 and 2001, its Consolidated Statements of Earnings, Shareholders’ Equity and Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2002, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP and Arthur Andersen LLP, independent public accountants, are included under Item 15 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 13 in Notes to Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

      Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Trustees and Officers

      For information regarding ProLogis’ executive and senior officers and Trustees, see “Item 1. Business — ProLogis Management — Executive Officers and Trustees” and “Item 1. Business — ProLogis Management — Senior Officers.” The other information required by this Item 10 is incorporated herein by reference to the description under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in ProLogis’ definitive proxy statement for its 2003 annual meeting of shareholders (“2003 Proxy Statement”).

ITEM 11.	Executive Compensation

      Incorporated herein by reference to the description under the captions “Executive Compensation”, “Compensation Committee Report on Executive Compensation”, “Trustee Compensation” and “Outside Trustee Plan” in the 2003 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated herein by reference to the description under the caption “Principal Shareholders” in the 2003 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions

      Incorporated herein by reference to the description under the caption “Certain Relationships and Transactions” in the 2003 Proxy Statement.

ITEM 14.	Controls and Procedures

      Within the 90-day period prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2002, an evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in ProLogis’ internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 78 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the consolidated financial statements and the related notes or is not applicable.

3. Exhibits:

See Index to Exhibits on pages 170 to 175 of this report, which is incorporated herein by reference.

(b) Reports on Form 8-K: The following report on Form 8-K was filed during the last quarter of the period covered by this report:

	Item	Financial
Date	Reported	Statements

October 15, 2002	5	No

(c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 170 to 175 of this report, which is incorporated herein by reference.

INDEPENDENT AUDITORS’ REPORT

The Board of Trustees and Shareholders
ProLogis:

We have audited the accompanying consolidated balance sheet of ProLogis (formerly ProLogis Trust) and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of ProLogis’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 financial statements and financial statement schedule were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their reports dated April 3, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Diego, California

January 29, 2003, except as to paragraph 6
  of note 5, and paragraph 11 of note 7,
  which are as of February 24, 2003,
  and as to paragraph 2 of note 8,
  which is as of February 28, 2003

THIS INDEPENDENT PUBLIC ACCOUNTANTS’ REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT REISSUED THIS REPORT, NOR HAS ARTHUR ANDERSEN LLP CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K (AFTER REASONABLE EFFORTS TO OBTAIN SUCH CONSENT). WHILE THE EXTENT OF ANY RESULTING LIMITATIONS ON RECOVERY BY INVESTORS IS UNCLEAR, THE LACK OF A CURRENTLY DATED CONSENT TO THE INCLUSION OF THIS REPORT IN THIS ANNUAL REPORT ON FORM 10-K AND TO THE INCORPORATION OF THIS REPORT INTO ANY OTHER FILING COULD LIMIT THE TIME WITHIN WHICH ANY ACTIONS MUST BE BROUGHT BY INVESTORS AGAINST ARTHUR ANDERSEN LLP FOR LIABILITIES ARISING UNDER SECTION 11 OF THE SECURITIES ACT OF 1933.

ARTHUR ANDERSEN LLP’S REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE RELATED CONSOLIDATED STATEMENTS OF EARNINGS, SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999, THAT ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of

  ProLogis Trust

      We have audited the accompanying consolidated balance sheets of ProLogis Trust and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Frigoscandia Holding AB and CS Integrated LLC accounted for under the equity method of accounting, in which the Trust has investments in and advances to amounting to $416.6 million and $397.7 million as of December 31, 2001 and 2000, respectively, and earnings (loss) from unconsolidated entities of $(71.3) million, $(12.0) million and $6.3 million in 2001, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these entities is based solely on the reports of the other auditors.

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

Arthur Andersen LLP

Chicago, Illinois

April 3, 2002

PROLOGIS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	December 31,

	2002	2001

Real estate	$5,395,527	$4,588,193
Less accumulated depreciation	712,319	574,871

	4,683,208	4,013,322
Investments in and advances to unconsolidated investees	821,431	1,310,735
Cash and cash equivalents	110,809	27,989
Accounts and notes receivable	39,329	23,829
Other assets	268,748	183,988

Total assets	$5,923,525	$5,559,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$545,906	$375,875
Senior unsecured debt	1,630,094	1,670,359
Mortgage notes and other secured debt	555,978	532,106
Accounts payable and accrued expenses	154,082	116,931
Construction costs payable	27,880	19,805
Distributions and dividends payable	729	63,169
Other liabilities	79,902	59,980

Total liabilities	2,994,571	2,838,225

Minority interest	42,467	45,639
Shareholders’ equity:
Series C Preferred Shares at the stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at December 31, 2002 and 2001	100,000	100,000
Series D Preferred Shares at the stated liquidation preference of $25.00 per share; $0.01 par value; 10,000,000 shares issued and outstanding at December 31, 2002 and 2001	250,000	250,000
Series E Preferred Shares at the stated liquidation preference of $25.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at December 31, 2002 and 2001	50,000	50,000
Common shares of beneficial interest; $0.01 par value; 178,145,614 shares issued and outstanding at December 31, 2002 and 175,888,391 shares issued and outstanding at December 31, 2001	1,781	1,759
Additional paid-in capital	3,016,889	2,958,613
Employee share purchase notes	—	(14,810)
Accumulated other comprehensive income (loss)	47,264	(63,780)
Distributions in excess of net earnings	(579,447)	(605,783)

Total shareholders’ equity	2,886,487	2,675,999

Total liabilities and shareholders’ equity	$5,923,525	$5,559,863

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

	2002	2001	2000

Income:
Rental income	$449,479	$466,714	$481,000
Other real estate income	126,773	99,890	75,573
Income (loss) from unconsolidated investees	96,381	(49,644)	78,858
Interest and other income	2,368	6,165	8,090

Total income	675,001	523,125	643,521

Expenses:
Rental expenses, net of recoveries of $92,723 in 2002, $95,813 in 2001 and $91,706 in 2000 and including amounts paid to affiliate of $89 in 2001 and $1,188 in 2000	32,593	28,700	27,177
General and administrative, including amounts paid to affiliate of $416 in 2002, $681 in 2001 and $958 in 2000	53,893	50,274	44,954
Depreciation and amortization	153,075	143,465	151,483
Interest	152,958	163,629	172,191
Other	4,541	4,014	5,909

Total expenses	397,060	390,082	401,714

Earnings from operations	277,941	133,043	241,807
Minority interest share in earnings	5,508	6,461	5,586

Earnings before gain on disposition of real estate and foreign currency exchange losses	272,433	126,582	236,221
Gains on disposition of real estate, net	6,648	10,008	1,314
Foreign currency exchange losses, net	(2,031)	(3,721)	(17,927)

Earnings before income taxes	277,050	132,869	219,608
Income tax expense:
Current	10,509	2,467	900
Deferred	17,660	2,258	4,230

Total income tax expense	28,169	4,725	5,130

Net earnings	248,881	128,144	214,478
Less preferred share dividends	32,715	37,309	56,763

Net earnings attributable to Common Shares	$216,166	$90,835	$157,715

Weighted average Common Shares outstanding — Basic	177,813	172,755	163,651

Weighted average Common Shares outstanding — Diluted	184,869	175,197	164,401

Net earnings attributable to Common Shares — Basic	$1.22	$0.53	$0.96

Net earnings attributable to Common Shares — Diluted	$1.20	$0.52	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Common Shares — Number of shares at beginning of year	175,888	165,287	161,825
Issuance of Common Shares under Common Share plans	6,391	3,502	1,642
Repurchase of Common Shares	(4,405)	(778)	—
Conversion of limited partnership units	272	25	238
Redemption or conversion of Series B Convertible Preferred Shares	—	7,785	980
Issuance of Common Shares in acquisition of unconsolidated investee	—	67	602

Common Shares — Number of shares at end of year	178,146	175,888	165,287

Common Shares (par value) at beginning of year	$1,758.9	$1,652.9	$1,618.3
Issuance of Common Shares under Common Share plans	63.8	35.0	16.4
Repurchase of Common Shares	(44.0)	(7.8)	—
Conversion of limited partnership units	2.7	0.2	2.4
Redemption or conversion of Series B Convertible Preferred Shares	—	77.9	9.8
Issuance of Common Shares in acquisition of unconsolidated investee	—	0.7	6.0

Common Shares (par value) at end of year	$1,781.4	$1,758.9	$1,652.9

Preferred Shares at stated liquidation preference at beginning of year	$400,000	$691,403	$710,518
Redemption or conversion of Series B Convertible Preferred Shares	—	(156,403)	(19,115)
Redemption of Series A Preferred Shares	—	(135,000)	—

Preferred Shares at stated liquidation preference at end of year	$400,000	$400,000	$691,403

Additional paid-in capital at beginning of year	$2,958,613	$2,740,136	$2,663,350
Issuance of Common Shares under Common Share plans	144,502	70,850	30,251
Repurchase of Common Shares	(105,158)	(15,992)	—
Conversion of limited partnership units	1,491	216	8,167
Redemption or conversion of Series B Convertible Preferred Shares	—	151,742	19,105
Issuance of Common Shares in acquisition of unconsolidated investee	—	1,452	11,872
Sale of share options to unconsolidated investees	1,003	1,091	2,153
Share-based compensation costs	16,438	9,118	5,238

Additional paid-in capital at end of year	$3,016,889	$2,958,613	$2,740,136

Employee share purchase notes at beginning of year	$(14,810)	$(18,556)	$(22,906)
Principal payments on employee share purchase notes	5,110	3,746	4,350
Notes retired through Common Share repurchases	9,700	—	—

Employee share purchase notes at end of year	$—	$(14,810)	$(18,556)

Accumulated other comprehensive income (loss) at beginning of year	$(63,780)	$(33,768)	$(9,765)
Foreign currency translation adjustments	111,044	(30,012)	(24,003)

Accumulated other comprehensive income (loss) at end of year	$47,264	$(63,780)	$(33,768)

Distributions in excess of net earnings at beginning of year	$(605,783)	$(453,497)	$(389,079)
Net earnings	248,881	128,144	214,478
Preferred Share dividends	(32,715)	(37,309)	(56,763)
Common Share distributions paid	(189,830)	(180,681)	(165,123)
Common Share distributions accrued	—	(62,440)	(57,010)

Distributions in excess of net earnings at end of year	$(579,447)	$(605,783)	$(453,497)

Total shareholders’ equity at end of year	$2,886,487	$2,675,999	$2,927,371

Comprehensive income:
Net earnings	$248,881	$128,144	$214,478
Preferred Share dividends	(32,715)	(37,309)	(56,763)
Foreign currency translation adjustments	111,044	(30,012)	(24,003)

Comprehensive income	$327,210	$60,823	$133,712

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Operating activities:
Net earnings	$248,881	$128,144	$214,478
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest share in earnings	5,508	6,461	5,586
Depreciation and amortization	153,075	143,465	151,483
Gains on disposition of real estate, net	(6,648)	(10,008)	(1,314)
Straight-lined rents	(4,576)	(6,215)	(6,716)
Amortization of deferred loan costs	4,967	5,233	4,597
Share-based compensation	12,369	7,194	3,811
(Income) loss from unconsolidated investees	(65,042)	68,129	(64,239)
Deferred income tax expense	17,660	2,258	4,230
Foreign currency exchange (gains) losses, net	14,690	(2,630)	19,477
(Increase) decrease in accounts and notes receivable and other assets	47,508	(29,661)	(41,644)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(51,157)	30,902	31,342

Net cash provided by operating activities	377,235	343,272	321,091

Investing activities:
Real estate investments	(1,142,144)	(780,181)	(620,282)
Tenant improvements and lease commissions on previously leased space	(32,908)	(28,026)	(24,727)
Recurring capital expenditures	(30,600)	(28,102)	(25,909)
Proceeds from dispositions of real estate	968,895	855,993	489,020
Net (advances to) amounts received from unconsolidated investees	79,835	72,677	(188,750)
Proceeds from repayment of notes receivable	2,250	11,591	11,671
Adjustments to cash balances from contributions and reporting changes	18,527	—	(17,968)

Net cash provided by (used in) investing activities	(136,145)	103,952	(376,945)

Financing activities:
Net proceeds from sales of Common Share and issuances of Common Shares under plans	144,566	70,885	30,233
Repurchase of Common Shares, net of costs	(95,502)	(16,000)	—
Redemption of Series B Convertible Preferred Shares	—	(4,583)	—
Redemption of Series A Preferred Shares	—	(135,000)	—
Debt issuance and other transaction costs incurred	(3,165)	(1,815)	(4,598)
Distributions paid on Common Shares	(252,270)	(237,691)	(219,333)
Distributions paid to minority interest holders	(7,246)	(7,116)	(7,123)
Dividends paid on preferred shares	(32,715)	(37,309)	(56,763)
Principal payments on senior unsecured debt	(40,625)	(30,000)	(30,000)
Principal payments received on employee share purchase notes	5,110	3,746	4,350
Purchases of derivative financial instruments	(2,389)	(2,931)	(1,371)
Proceeds from settlement of derivative financial instruments	159	106	2,179
Proceeds from lines of credit	1,813,999	642,188	1,075,473
Payments on lines of credit	(1,675,411)	(706,135)	(734,351)
Regularly scheduled principal payments on secured debt	(10,308)	(7,906)	(7,100)
Principal payments on secured debt at maturity and prepayments	(2,473)	(7,544)	(7,210)

Net cash provided by (used in) financing activities	(158,270)	(477,105)	44,386

Net increase (decrease) in cash and cash equivalents	82,820	(29,881)	(11,468)
Cash and cash equivalents, beginning of year	27,989	57,870	69,338

Cash and cash equivalents, end of year	$110,809	$27,989	$57,870

      See Note 11 for information on non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

1.     Description of Business:

      ProLogis, formerly ProLogis Trust, (collectively with its consolidated subsidiaries and partnerships “ProLogis”) is a publicly held real estate investment trust (“REIT”) that owns, operates and develops industrial distribution properties in North America (the United States and Mexico), Europe and Asia (Japan). The ProLogis Operating System®, comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group, utilizes ProLogis’ international network of distribution properties to meet its customers’ distribution space needs globally. ProLogis’ business consists of three reportable business segments: property operations, corporate distribution facilities services business (“CDFS business”) and temperature-controlled distribution operations. See Note 10.

2.     Summary of Significant Accounting Policies:

Principles of Financial Presentation

      The accounts of ProLogis, it’s wholly owned subsidiaries and its majority owned and controlled subsidiaries and partnerships are consolidated in the accompanying financial statements and are presented in ProLogis’ functional currency, the U.S. dollar. All entities in which ProLogis owns a majority voting interest are consolidated. All material intercompany transactions, including transactions with unconsolidated investees, have been eliminated.

      ProLogis began presenting its investment in ProLogis UK Holdings S.A., formerly Kingspark Holding S.A., (collectively with its subsidiaries “Kingspark S.A.”), a Luxembourg company that engages in CDFS business activities in the United Kingdom, and its investment in Kingspark LLC, a holding company that holds the voting ownership interests of Kingspark S.A., on a consolidated basis on July 1, 2002. Previously, these investments were presented under the equity method. ProLogis began presenting its investment in ProLogis Logistics Services Incorporated (“ProLogis Logistics”), which owns CS Integrated LLC (“CSI”), previously a temperature-controlled distribution company operating in the United States, on a consolidated basis on October 24, 2002. Previously, this investment was presented under the equity method. ProLogis’ changes in reporting method occurred at the time that ProLogis acquired (directly or indirectly) 100% of the ownership interests (both voting and non-voting) in Kingspark S.A. and ProLogis Logistics. Generally accepted accounting principles in the United States (“GAAP”) do not require that previously reported financial information be restated when the reporting method is changed to consolidation from the equity method under these circumstances. ProLogis’ consolidated shareholders’ equity and its consolidated net earnings are the same under the two reporting methods. The accompanying consolidated financial statements present ProLogis’ investments in Kingspark S.A. and Kingspark LLC under the equity method through June 30, 2002 and ProLogis’ investment in ProLogis Logistics under the equity method through October 23, 2002. Thereafter, these investments are presented on a consolidated basis. See Note 4.

      In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued. ProLogis is required to adopt the requirements of this Interpretation for its consolidated financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires that ProLogis present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. ProLogis is continuing to assess the provisions of this interpretation and the impact to ProLogis of adopting this interpretation. Based on its initial assessment, ProLogis believes that it will begin to consolidate Frigoscandia Holding S.A. (“Frigoscandia S.A.”) and CSI/ Frigo LLC in its financial statements beginning with the consolidated condensed financial statements issued for the quarterly period ended September 30, 2003. Currently, ProLogis presents its investments in Frigoscandia S.A. and CSI/ Frigo LLC, which operate in the temperature-controlled distributions segment, on the equity method. ProLogis’ combined effective ownership in these entities is 99.75% at December 31, 2002. See Note 4 for information on ProLogis’

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments in these entities and for summarized financial information of Frigoscandia S.A. as of and for the year ended December 31, 2002.

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      Certain amounts included in ProLogis’ consolidated financial statements for prior years have been reclassified to conform to the 2002 financial statement presentation.

REIT Organization Status

      In January 1993, ProLogis was formed as a Maryland business trust and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, REITs are not generally required to pay federal income taxes if minimum distribution, income, asset and shareholder tests are met. For 2002, 2001 and 2000, ProLogis believes it was in compliance with the REIT requirements under the Code.

Long-Lived Assets

Real Estate Assets

      Real estate assets are carried at cost, which is not in excess of estimated fair value. Costs incurred that are directly associated with the successful acquisition or development of real estate assets are capitalized as part of the investment basis of the real estate assets. Such costs that are associated with unsuccessful acquisition efforts are expensed at the time the acquisition is abandoned. Costs incurred in renovating or rehabilitating existing real estate assets or real estate assets recently acquired are capitalized as part of the investment basis of the real estate assets. Costs incurred in making certain other improvements to the real estate assets are also capitalized, however, costs incurred in making repairs to and for maintaining the real estate assets are expensed as incurred. Costs associated with in-place leases applicable to properties acquired by ProLogis for long-term investment are estimated and recognized in other assets, rather than as part of the cost of the property acquired. The separate recognition of costs associated with in-place leases has been required for properties acquired after June 30, 2001, the effective date of SFAS No. 141, “Business Combinations.”

      General and administrative costs incurred for pre-acquisition activities (including land acquisitions), development activities, renovation and rehabilitation activities and leasing activities that are incremental and identifiable to a specific activity are capitalized. During the land development and construction periods of qualifying projects, interest costs are capitalized as provided under SFAS No. 34, “Capitalization of Interest Cost”. Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are included with other assets in ProLogis’ Consolidated Balance Sheets.

      The depreciable portion of ProLogis’ real estate assets are depreciated on a straight-line basis over their respective estimated useful lives. These useful lives are generally seven years for capital improvements, 10 years for tenant improvements, 30 years for acquired properties and 40 years for properties developed by ProLogis. Capitalized leasing costs are amortized over the respective lease term. ProLogis’ average lease term is between four and five years. ProLogis develops properties in its CDFS business segment with the intent to contribute the properties to property funds, in which ProLogis maintains an ownership interest and acts as manager, or sell the properties to third parties and ProLogis may acquire properties within its CDFS business segment that it intends to rehabilitate and/or reposition prior to contributing the properties to a property fund. ProLogis does not depreciate these properties during the period from completion of development or rehabilitation and/or repositioning activities through the disposition date.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis acquired certain real estate assets through the formation of partnerships wherein ProLogis, the general partner, contributed cash and the limited partners contributed real estate assets in exchange for partnership units that are exchangeable for ProLogis’ common shares of beneficial interest (“Common Shares”). In consolidating the partnerships’ assets, the investment basis of the real estate includes the estimated fair value attributable to the limited partners’ interests as of the acquisition dates. See Note 6.

Investments in Unconsolidated Investees

      ProLogis’ investments in certain entities are presented under the equity method rather than on a consolidated basis. The equity method is used when the form of ProLogis’ investment does not result in ProLogis having control of the investee. As defined under GAAP, control is generally present when an entity owns a majority voting interest in its investee. Under the equity method, these investments (including advances to the investee) are recognized in the balance sheet at ProLogis’ cost with adjustments to reflect ProLogis’ proportionate share of the earnings or losses of the investees and distributions or repayments of advances received, if any. Certain other basis adjustments are recognized, as appropriate. ProLogis’ proportionate share of the earnings or losses of these investees is recognized in income. See Note 4.

Goodwill

      Previous business combinations have resulted in the recognition of goodwill, the excess of the acquisition price over the fair value of acquired net assets, in each of ProLogis’ three reportable business segments. A business combination completed in 1999 resulted in the recognition of goodwill directly by ProLogis in its property operations segment. ProLogis’ acquisition of interests in two entities operating in the temperature-controlled distribution operations segment, and of Kingspark S.A. and Kingspark LLC which operate in the CDFS business segment, resulted in the recognition of goodwill either directly by ProLogis (included as part of its investment basis) or by the investee, depending on manner in which the acquisition was structured.

      On January 1, 2002, ProLogis adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill is not subject to amortization over its estimated useful life but should be subject to at least an annual assessment for impairment by applying a fair-value-based test. Accordingly, as of January 1, 2002, ProLogis ceased recognizing amortization of recorded goodwill balances. Had SFAS No. 142 been applicable for 2001 and 2000, ProLogis’ net earnings attributable to Common Shares would have changed as illustrated below (in thousands of U.S. dollars):

	Years Ended
	December 31,

	2001	2000

Reported net earnings attributable to Common Shares	$90,835	$157,715
Goodwill amortization(1)	10,116	12,202

Adjusted net earnings attributable to Common Shares	$100,951	$169,917

Reported per share net earnings attributable to Common Shares — Basic	$0.53	$0.96
Goodwill amortization(1)	0.05	0.08

Adjusted per share net earnings attributable to Common Shares — Basic	$0.58	$1.04

Reported per share net earnings attributable to Common Shares — Diluted	$0.52	$0.96
Goodwill amortization(1)	0.05	0.08

Adjusted per share net earnings attributable to Common Shares — Diluted	$0.57	$1.04

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In addition to goodwill amortization recognized directly by ProLogis, these amounts include ProLogis’ proportionate share of the goodwill amortization expense of its unconsolidated investees that is recognized by ProLogis under the equity method.

      The transitional rules related to the adoption of SFAS No. 142 required ProLogis and its unconsolidated investees to complete an initial assessment of goodwill balances recorded as of the date of adoption, January 1, 2002. No impairment adjustments to ProLogis’ goodwill balances were required as a result of the initial assessments.

Impairment of Long-Lived Assets

      ProLogis and its unconsolidated investees assess the carrying value of their respective long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. These assessments are conducted in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 142 requires that goodwill be assessed for impairment at least annually after the initial assessment is performed at adoption. To comply with the annual assessment requirements in SFAS No. 142, ProLogis and its unconsolidated investees performed assessments of the goodwill balances recorded in the CDFS business segment at June 30, 2002 and in the property operations segment and the temperature-controlled distribution operations segment at December 31, 2002.

      In management’s opinion, long-lived assets, including goodwill, of ProLogis and its unconsolidated investees are not carried at amounts in excess of their fair values. ProLogis has not recognized impairment adjustments directly, however, ProLogis’ proportionate share of the impairment adjustments of its unconsolidated investees, recognized by ProLogis under the equity method were $42.9 million in 2002 and $131.2 million in 2001. See Note 4.

Assets to be Disposed Of and Discontinued Operations

      Long-lived assets to be disposed of, if any, are reported at the lower of their carrying amount or fair value less cost to sell and depreciation of these assets ceases at the time the assets are classified as held for sale. Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The assets and liabilities of the component of the entity that has been classified as discontinued operations are presented separately in the entity’s balance sheet. The results of operations of the component of the entity that has been classified as discontinued operations are reported as discontinued operations in the entity’s statement of earnings.

      Properties sold by ProLogis to third parties are considered to be discontinued operations unless such properties were developed under a pre-sale agreement. Properties contributed to property funds in which ProLogis maintains an ownership interest and acts as manager are not considered to be discontinued operations due to ProLogis’ continuing involvement with the properties. Discontinued operations recognized directly by ProLogis’ unconsolidated investees, if any, are not required to be reflected separately from ProLogis’ investment balance or separately from the income of those entities that ProLogis recognizes under the equity method. Because the reclassification to discontinued operations of the results of operations related to the 12 properties sold to third parties directly by ProLogis that were not developed under a pre-sale agreement during 2002 (the period in which SFAS No. 144 was in effect) would not have a material effect on ProLogis’ Consolidated Statements of Earnings, such reclassification has not been made.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the period prior to the contribution or sale but after the completion of CDFS business activities, ProLogis includes properties that have been developed or acquired in the CDFS business segment (that is, with the intent to sell the properties to third parties or to contribute the properties to a property fund in which ProLogis will maintain an ownership interest and will act as manager) are included in ProLogis’ operating portfolio. None of ProLogis’ directly owned assets are classified as held for sale at December 31, 2002. Certain assets owned by an unconsolidated investee in the temperature-controlled distribution operations segment were classified as held for sale by that entity at December 31, 2002. See Note 4.

Cash and Cash Equivalents

      ProLogis considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Minority Interest

      ProLogis has a controlling interest in five partnerships that own real estate (the “Partnerships”) and are consolidated in ProLogis’ financial statements. The Partnerships are ProLogis Limited Partnership — I, ProLogis Limited Partnership — II, ProLogis Limited Partnership — III, ProLogis Limited Partnership — IV and Meridian Realty Partners Limited Partnership. The formation of the Partnerships resulted in a step-up to fair value of the real estate contributed to the Partnerships by the limited partners as of the dates of formation. Therefore, the minority interest in the Partnerships that is reported in ProLogis’ Consolidated Balance Sheets has been stated at each limited partner’s respective share of the fair value of the real estate at the dates of formation, as adjusted for subsequent contributions and distributions and the limited partners’ proportionate share of the earnings or losses of the Partnerships. Common Shares issued upon exchange of a limited partner’s interest are accounted for at the carrying value of the minority interest surrendered.

Common Share Repurchases

      ProLogis accounts for the repurchase of its Common Shares at cost with the gross cost of the Common Shares reacquired recognized in a contra equity account, or treasury stock account. The equity accounts that were credited for the original issuance remain intact. However, because Maryland law provides that shares reacquired are classified as retired shares that cannot be reissued, ProLogis does not separately reflect a treasury stock account in shareholders’ equity. Rather, the contra equity account is included in the additional paid-in capital balance.

Costs of Raising Capital

      Costs incurred in connection with the issuance of both Common Shares and preferred shares are deducted from the additional paid-in capital account in shareholders’ equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets, and amortized over the term of the related debt or the renewal term.

Financial Instruments

      ProLogis adopted SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or results of operations.

      In the normal course of business, ProLogis uses certain derivative financial instruments for the purpose of foreign currency exchange rate and interest rate risk management. To qualify for hedge accounting, the

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable. Instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract. Those risk management instruments not meeting these criteria are accounted for at fair value with changes in fair value recognized immediately as a component of results of operations.

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

      ProLogis’ financial instruments, including derivative instruments, are further discussed in Note 15.

Foreign Operations

      The U.S. dollar is the functional currency for ProLogis’ consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico. The functional currency for ProLogis’ consolidated subsidiaries and unconsolidated investees operating outside North America is the local currency of the country in which the entity is located (euro for members of the European Union, krona for Sweden, pound sterling for the United Kingdom, zloty for Poland and yen for Japan).

      ProLogis’ consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars prior to consolidating their financial statements with those of ProLogis. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. ProLogis translates its share of the earnings or losses of its unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period.

      ProLogis and its foreign consolidated subsidiaries and unconsolidated investees may have transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are generally included in ProLogis’ results of operations. Certain of ProLogis’ intercompany debt are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is given to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee that has been structured as debt rather than equity due to tax considerations in the foreign country in which the subsidiary or investee operates.

      Gains or losses are also recorded in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net foreign currency exchange gains and losses recognized in ProLogis’ results of operations were as follows for the years indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

Remeasurement of third party and certain intercompany debt, net	$(10,267)	$3,657	$(20,104)
Settlement of third party and certain intercompany debt, net(1)	12,421	(6,166)	1,342
Costs of put option contracts expiring in each year(2)	(3,171)	(2,255)	(698)
Mark-to-market gains (losses) on put option contracts Outstanding at the end of the year(2)	(1,411)	1,122	(854)
Gains realized at the expiration of put option contracts, net(2)	159	106	2,179
Transaction gains (losses), net	238	(185)	208

Total	$(2,031)	$(3,721)	$(17,927)

(1)	When debt is settled, previously recognized remeasurement gains or losses that were recognized in the results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the debt is reflected as a realized gain or loss.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe. These put option contracts do not qualify for hedge accounting treatment, therefore, the cost of the contract is capitalized at the contract’s inception and then marked-to-market by ProLogis as of the end of each accounting period until the contract’s expiration. Upon expiration, the mark-to-market adjustments are reversed, the total cost of the contract is expensed and any amounts received under the contract are recognized as gains. See Note 15.

Revenue Recognition

      ProLogis leases its operating properties to customers under agreements that are classified as operating leases and recognizes the total minimum lease payments provided for under the leases on a straight-line basis over the lease term in accordance with SFAS No. 13, “Accounting for Leases”. A provision for possible loss is made if the collection of receivable balances is considered to be doubtful.

      Gains on the disposition of real estate assets are recorded when the recognition criteria set forth under SFAS No. 66, “Accounting for Sales of Real Estate” have been met, generally at the time title is transferred and ProLogis has no future involvement with the real estate asset sold. When ProLogis contributes properties to entities in which it has an ownership interest, ProLogis does not recognize a portion of the gain resulting from the contribution based on ProLogis’ ownership interest in the entity acquiring the properties. Further, under certain circumstances, ProLogis defers portions of the gains resulting from property dispositions to the extent that the sales proceeds consist of non-monetary consideration. ProLogis adjusts its proportionate share of the earnings or losses that it recognizes under the equity method from these entities in later periods to reflect the entity’s depreciation expense as if it were computed based on ProLogis’ lower basis in the real estate assets that were acquired from ProLogis. Gains and losses resulting from the disposition of properties in the CDFS business segment are recognized as other real estate income in ProLogis’ Consolidated Statements of Earnings. See Note 10.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Expenses

      Rental expenses primarily include the cost of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes. Under the terms of the respective leases, some or all of ProLogis’ rental expenses are recovered from its customers. Amounts recovered from customers reduce the rental expenses recognized.

Income Taxes

      ProLogis does not recognize a federal income tax provision if it meets the REIT requirements under the Code and no federal income tax provision is recognized for ProLogis’ subsidiaries that are qualified REIT subsidiaries under the Code. However, ProLogis has recognized income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” for its subsidiaries that are not qualified REIT subsidiaries. Additionally, the foreign countries where ProLogis has operations do not recognize REITs under their respective tax laws and ProLogis is taxed in certain states in which it operates. Accordingly, ProLogis has recognized foreign country income taxes and state income taxes, as necessary.

      SFAS No. 109 provides that interperiod income tax allocation be based on the asset and liability method. Accordingly, ProLogis has recognized the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods. At December 31, 2002 and 2001, ProLogis recognized a net deferred tax asset of $0.9 million and a net deferred tax liability of $5.4 million, respectively.

Share-Based Compensation

      ProLogis adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows ProLogis to continue to account for its various share-based compensation plans using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, if the exercise price of the share options issued equals or exceeds the market price of the underlying share on the date of grant, no compensation expense is recognized. Under SFAS No. 123, the fair value of the share options issued would be recognized as compensation expense. ProLogis issues share options to employees and members of its Board of Trustees (the “Board”) that have an exercise price that is equal to the average of the high and low market prices on the day the options are issued. Therefore, no compensation expense is recognized. ProLogis recognizes compensation expense when changes to the terms of the share options or other instruments awarded require the use of variable accounting as provided under SFAS No. 123.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation expense been recognized by ProLogis for the years ended December 31, 2002, 2001 and 2000 using an option valuation model as provided in SFAS No. 123, ProLogis’ net earnings attributable to Common Shares and net earnings per Common Share for these years would change as follows (in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net earnings attributable to Common Shares:
As reported	$216,166	$90,835	$157,715
Pro forma	210,385	86,808	154,857
Basic and diluted per share net earnings attributable to Common Shares:
As reported — Basic	$1.22	$0.53	$0.96
As reported — Diluted	1.20	0.52	0.96
Pro forma — Basic	1.18	0.50	0.95
Pro forma — Diluted	1.17	0.49	0.94

      Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation expense may not be representative of compensation cost to be expected in future years.

      The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

	Years Ended December 31,

	2002	2001	2000

Risk-free interest rate	3.04%	4.65%	4.99%
Forecasted dividend yield	5.68%	6.19%	5.65%
Volatility	20.55%	21.07%	22.28%
Weighted average option life	6.25 years	6.25 years	6.25 years

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” was issued. This standard is effective for financial statements for fiscal years ending after December 15, 2002. ProLogis does not account for share-based compensation under the fair value method provided in SFAS No. 123.

Other Recently Issued Accounting Standards

      In November 2002, Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others as an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of Interpretation No. 34” was issued. This interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and provides that an entity that issues a guarantee must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. Further, this interpretation requires that this information be disclosed in the interim and annual financial statements. The initial recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002. ProLogis does not believe that the application of this interpretation will have a material effect on its financial position, results of operations or cash flows. The disclosure requirements in the interpretation were effective immediately and ProLogis has made all applicable disclosures in the notes to its Consolidated Financial Statements for 2002.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis adopted the following as of January 1, 2003. Adoption of these standards has not had a material impact on ProLogis’ financial position, results of operations or cash flows:

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections”. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item and impacts certain sale-leaseback transactions.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred.

3. Real Estate

Investments in Real Estate

      Real estate assets directly owned by ProLogis consist of income producing industrial distribution properties, properties under development and land held for future development, at cost. ProLogis’ real estate investments include the following as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2002	2001

Operating properties(1):
Improved land	$735,953	$645,343
Buildings and improvements	3,831,921	3,517,859

	4,567,874	4,163,202

Properties under development (including cost of land)(2)(3)	377,384	131,545
Land held for development(4)	386,820	200,737
Other investments(5)	63,449	92,709

Total real estate assets	5,395,527	4,588,193
Less accumulated depreciation	712,319	574,871

Net real estate assets	$4,683,208	$4,013,322

(1)	At December 31, 2002 and 2001, ProLogis had 1,230 and 1,208 operating properties, respectively, consisting of 127,956,000 and 123,356,000 square feet, respectively.

(2)	Properties under development consist of 37 buildings aggregating 9,648,000 square feet at December 31, 2002 and 16 buildings aggregating 5,357,000 square feet at December 31, 2001.

(3)	In addition to the December 31, 2002 construction costs payable balance of $27.9 million, ProLogis had aggregate unfunded commitments on its contracts for properties under construction of $305.6 million at December 31, 2002.

(4)	Land held for future development consisted of 2,466 acres at December 31, 2002 and 1,976 acres at December 31, 2001.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($6.9 million and $65.0 million on deposit with third parties at December 31, 2002 and 2001, respectively); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase related to future development projects.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis’ real estate assets are located in North America (the United States and Mexico), ten countries in Europe and in Japan. No individual market, as defined by ProLogis and presented in Item 2 of its 2002 Annual Report on Form 10-K, represents more than 10% of ProLogis’ real estate assets.

Operating Lease Agreements

      ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At December 31, 2002, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties during each of the years in the five-year period ending December 31, 2007 and thereafter are as follows (in thousands of U.S. dollars):

2003	$407,096
2004	324,932
2005	242,653
2006	164,236
2007	112,180
2008 and thereafter	227,060

$1,478,157

      In ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.43% and 14.68%, respectively, of ProLogis’ annualized base rental income at December 31, 2002.

4. Unconsolidated Investees:

Summary of Investments and Income

      Since 1997, ProLogis has invested in various entities that are reported under the equity method in ProLogis’ consolidated financial statements. Certain of these investments have been structured such that ProLogis’ ownership interest will allow ProLogis to continue to comply with the requirements of the Code to qualify as a REIT. However, with respect to the property funds, having an ownership interest of less than 50% is part of ProLogis’ business strategy. This business strategy allows ProLogis to realize a portion of the profits from its development activities and raise private debt and equity capital to fund its future development activities while also allowing ProLogis to maintain an ownership interest in its developed properties.

      ProLogis’ investments in entities that were accounted for under the equity method are summarized as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2002	2001

Property funds	$593,479	$446,521
CDFS companies	45,183	500,011
Temperature-controlled distribution companies	178,459	357,971
Other	4,310	6,232

Total	$821,431	$1,310,735

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis recognized income from its unconsolidated investees consisting of its proportionate share of the earnings or (losses) of these entities recognized under the equity method, interest income on advances to these entities, if any, and fees earned from these entities, if any. ProLogis’ income (loss) from unconsolidated investees is summarized as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

Property funds	$60,722	$39,480	$40,080
CDFS companies	30,082	55,839	43,795
Temperature-controlled distribution companies	7,072	(111,468)	(8,348)
Other	(1,495)	(33,495)	3,331

Total	$96,381	$(49,644)	$78,858

Property Funds

      Since 1999, ProLogis has formed eight property funds. ProLogis’ ownership interests in these property funds range from 16.1% to 50%. The property funds own distribution properties, substantially all of which have been contributed to the property funds by ProLogis in exchange for ownership interests in the property funds. ProLogis recognizes its proportionate share of the earnings or losses of each property fund under the equity method. Also, ProLogis earns fees for acting as the manager of the property funds and ProLogis may earn additional fees by providing other services to certain of the property funds including, but not limited to, development and leasing activities performed on their behalf.

      ProLogis’ investments in the eight property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2002	2001

ProLogis California(1)	$118,790	$118,846
ProLogis North American Properties Fund I(2)	46,175	45,331
ProLogis North American Properties Fund II(3)	7,070	8,210
ProLogis North American Properties Fund III(4)	5,666	6,273
ProLogis North American Properties Fund IV(5)	3,730	4,747
ProLogis North American Properties Fund V(6)	34,287	—
ProLogis European Properties Fund(7)(8)	374,365	263,114
ProLogis Japan Properties Fund(9)	3,396	—

Total	$593,479	$446,521

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis’ total investment in the property funds as of December 31, 2002 consisted of the following components (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Fund(7)(8)	Fund(9)

Equity interest	$188.6	$58.2	$14.4	$12.1	$8.4	$35.7	$430.7	$3.3
Distributions	(75.0)	(12.4)	(3.5)	(2.3)	(1.6)	(1.0)	(39.7)	—
ProLogis’ share of the earnings of the entity, excluding fees earned	32.6	5.7	1.7	0.6	0.9	2.4	24.5	0.2

Subtotal	146.2	51.5	12.6	10.4	7.7	37.1	415.5	3.5
Adjustments to carrying value(10)	(29.3)	(8.5)	(7.0)	(5.7)	(4.5)	(9.9)	(81.2)	(1.5)
Other, net(11)	1.7	2.5	1.3	0.9	0.4	4.3	33.4	1.3

Subtotal	118.6	45.5	6.9	5.6	3.6	31.5	367.7	3.3
Other receivables	0.2	0.7	0.2	0.1	0.1	2.8	6.7	0.1

Total	$118.8	$46.2	$7.1	$5.7	$3.7	$34.3	$374.4	$3.4

      ProLogis’ proportionate share of the earnings of each of the property funds recognized under the equity method, interest income on advances to the property funds, if any, and fees earned from the property funds were as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

ProLogis California(1)	$14,379	$13,147	$13,178
ProLogis North American Properties Fund I(2)	5,997	4,648	1,806
ProLogis North American Properties Fund II(3)	3,645	2,328	612
ProLogis North American Properties Fund III(4)	2,779	1,178	—
ProLogis North American Properties Fund IV(5)	1,977	598	—
ProLogis North American Properties Fund V(6)	7,544	—	—
ProLogis European Properties Fund(7)(8)	24,162	17,581	24,484
ProLogis Japan Properties Fund(9)	239	—	—

Total	$60,722	$39,480	$40,080

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

•	Members are ProLogis and New York State Common Retirement Fund;

•	Owned 79 properties aggregating 13.0 million square feet at December 31, 2002;

•	All but one of the properties owned were acquired from ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles/ Orange County market;

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	ProLogis California has the right of first offer with respect to properties that ProLogis develops, excluding properties developed under build to suit lease agreements, in the Los Angeles/ Orange County market;

•	ProLogis’ ownership interest has been 50% since the property fund’s inception; and

•	Property management, leasing and development fees recognized were $3.1 million, $3.1 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(2)	ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 30, 2000;

•	Members are ProLogis and State Teachers’ Retirement Board of Ohio;

•	Owned 36 properties aggregating 9.4 million square feet at December 31, 2002;

•	All properties were acquired from ProLogis;

•	Properties are located in 16 markets in the United States;

•	ProLogis’ ownership interest has been 41.3% since January 15, 2001 and was 20% prior to that date; and

•	Property management, asset management, leasing and development fees recognized were $2.7 million, $2.2 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(3)	ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Members are ProLogis and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”). First Islamic Bank obtained its initial ownership interest on March 27, 2001 from Principal Financial Group, the original member;

•	Owned 27 properties aggregating 4.5 million square feet at December 31, 2002 (this property fund owned only three properties aggregating 0.4 million square feet prior to March 27, 2001);

•	All properties were acquired from ProLogis;

•	Properties are located in 13 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized were $2.1 million, $1.6 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(4)	ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Members are ProLogis and an affiliate of First Islamic Bank;

•	Owned 34 properties aggregating 4.4 million square feet at December 31, 2002;

•	All properties were acquired from ProLogis;

•	Properties are located in 15 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized were $2.1 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively.

(5)	ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Members are ProLogis and an affiliate of First Islamic Bank;

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Owned 17 properties aggregating 3.5 million square feet at December 31, 2002;

•	All properties were acquired from ProLogis;

•	Properties are located in ten markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized were $1.2 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively.

(6)	ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests (direct and indirect) of the ProLogis-Macquarie Fund at December 31, 2002 are held by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia and a company that was formed to act as manager of the ProLogis-Macquarie Fund that is owned by ProLogis and a U.S. subsidiary of Macquarie Bank Limited (“Macquarie Bank”). ProLogis and Macquarie Bank each have a 50% ownership interest in the management company;

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 79.73% at December 31, 2002 based on its 90.5% ownership interest in two entities that collectively own 88.1% of the property fund;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 16.08% at December 31, 2002 based on its 11.9% direct ownership interest in the ProLogis-Macquarie Fund and its 50% ownership interest in the management company that has a 9.5% ownership interest in two entities that collectively own 88.1% of the ProLogis-Macquarie Fund;

•	Macquarie Bank’s effective ownership interest at December 31, 2002 was 4.19% based on its 50% ownership interest in the management company that has a 9.5% ownership interest in two entities that collectively own 88.1% of the ProLogis-Macquarie Fund;

•	ProLogis refers to the combined entities in which it has ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ ownership interest in this property fund has ranged from 15.0% to 16.9% since the property fund’s inception in March 2002.

•	Owned 57 properties aggregating 12.0 million square feet at December 31, 2002;

•	All properties were acquired from ProLogis (22 properties, 3.9 million square feet in March 2002; 19 properties, 4.3 million square feet in June 2002; four properties, 1.5 million square feet in September 2002; four properties, 0.6 million square feet in October 2002 and eight properties, 1.7 million square feet in December 2002);

•	Properties are located in 20 markets in the United States and three markets in Mexico;

•	ProLogis is committed to offer to contribute all of its properties developed and stabilized in North America (excluding properties in the Los Angeles/ Orange County market) through December 2003 to ProLogis North American Properties Fund V, subject to the property meeting certain criteria, including leasing criteria and subject to ProLogis North American Properties Fund V having the capital to acquire the property;

•	Property management, leasing and other fees recognized by ProLogis were $6.8 million for the year ended December 31, 2002 (including $0.7 million earned with respect to the placement of long-term secured debt for the property fund and a $2.0 million performance fee earned based on the operating results of the property fund).

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 21 third party institutional investors own units in the property fund. The subscription agreements under which the third parties invested 1.06 billion euro (the currency equivalent of approximately $1.11 billion at December 31, 2002) expired on September 15, 2002 with all commitments having been funded. ProLogis’ separate subscription agreement has also expired, fully funded. The property fund is in the process of obtaining additional equity commitments;

•	Owned 193 properties aggregating 35.7 million square feet at December 31, 2002;

•	Properties were acquired from ProLogis (155 properties, 27.6 million square feet) and third parties (38 properties, 8.1 million square feet);

•	Properties are located in 25 markets in 11 countries in Europe;

•	ProLogis is committed to contribute all of its stabilized properties developed in Europe to ProLogis European Properties Fund, subject to the property meeting certain criteria, including leasing criteria and subject to ProLogis European Properties Fund having the capital to acquire the properties;

•	ProLogis’ ownership interest was 29.6%, 35.4% and 34.4% at December 31, 2002, 2001 and 2000, respectively; and

•	Property management and asset management fees earned were $16.5 million, $9.9 million and $6.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(8)	Amounts include ProLogis’ proportionate share of the earnings of ProLogis European Properties S.a.r.l. for the period from January 7, 2000 to January 6, 2001. ProLogis owned ProLogis European Properties S.a.r.l. until it was contributed to ProLogis European Properties Fund on January 7, 2000 (50.1% contributed and 49.9% retained) and January 7, 2001 (remaining 49.9% contributed). While ProLogis owned a 49.9% interest in this entity, it recognized its proportionate share of the earnings of this entity under the equity method ($8.0 million in 2000 and $0.2 million in 2001).

(9)	PLD/ RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”);

•	The total capital commitment of GIC, through its real estate investment subsidiary, is $300.0 million (of which $286.8 million is unfunded at December 31, 2002);

•	Owned one property aggregating 0.2 million square feet at December 31, 2002;

•	Property was acquired from ProLogis;

•	Property is located in Tokyo;

•	ProLogis is committed to contribute all of its properties developed and stabilized in Japan through June 2006 to ProLogis Japan Properties Fund, subject to the property meeting certain criteria, including leasing criteria and subject to ProLogis Japan Properties Fund having the capital to acquire the property;

•	ProLogis’ ownership interest is 20%; and

•	Property and asset management fees earned were $77,000 for the year ended December 31, 2002.

(10)	Under GAAP, portions of the gains resulting from the contribution of properties to the property funds do not qualify for current income recognition due to ProLogis’ continuing ownership in each entity. The amount that cannot be recognized upon contribution is recorded as a reduction to ProLogis’ investment in the property fund. This income is eventually realized when ProLogis’ proportionate share of the earnings of the property fund is increased to reflect a lower depreciation expense based on ProLogis’

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower basis in the real estate assets that it contributed to the property fund or upon disposition of its interest in the property fund.

(11)	Includes acquisition costs and ProLogis’ proportionate share of the cumulative translation adjustments recognized by ProLogis European Properties Fund and ProLogis Japan Properties Fund.

      ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be extremely remote. ProLogis would be required to make an additional capital contribution if the property fund’s third-party lender, whose loans to the property fund are generally secured and non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 28% to 2%. Accordingly, the value of the assets of the respective property funds would have to decline by between 72% and 98% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution are extremely remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at December 31, 2002. The potential obligations under the SLCAs aggregate $288.0 million at December 31, 2002 and the assets in the respective property funds were valued at approximately $3.0 billion.

      Summarized financial information of the property funds as of and for the year ended December 31, 2002 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund

Total assets	$591.3	$361.6	$234.3	$205.5	$143.8	$548.8	$2,666.2	$67.4
Total liabilities(1)(2)	$299.0	$239.3	$170.9	$153.1	$105.1	$309.2	$1,215.3	$49.4
Equity	$292.3	$122.3	$63.4	$52.4	$38.7	$239.6	$1,450.9	$18.0
Revenues	$70.5	$43.4	$30.0	$25.3	$17.4	$37.5	$153.2	$1.2
Net earnings(3)	$21.1	$7.4	$6.8	$2.7	$3.2	$11.3	$21.1	$0.8
ProLogis’ ownership at December 31, 2002	50%	41.3%	20%	20%	20%	16.1%	29.6%	20%

(1)	Includes amounts due to ProLogis of:

•	$0.2 million from ProLogis California;

•	$0.7 million from ProLogis North American Properties Fund I;

•	$0.2 million from ProLogis North American Properties Fund II;

•	$0.1 million from ProLogis North American Properties Fund III;

•	$0.1 million from ProLogis North American Properties Fund IV;

•	$2.8 million from ProLogis North American Properties Fund V;

•	$6.7 million from ProLogis European Properties Fund; and

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$0.1 million from ProLogis Japan Properties Fund.

(2)	Includes principal amounts of loans due to third parties of:

•	$290.5 million for ProLogis California;

•	$232.6 million for ProLogis North American Properties Fund I;

•	$165.0 million for ProLogis North American Properties Fund II;

•	$150.3 million for ProLogis North American Properties Fund III;

•	$103.2 million for ProLogis North American Properties Fund IV;

•	$283.0 million for ProLogis North American Properties Fund V ($46.0 million that is due on March 31, 2003 with an option to extend through May 14, 2003 is guaranteed by ProLogis);

•	$958.7 million for ProLogis European Properties Fund; and

•	$48.1 million for ProLogis Japan Properties Fund.

(3)	ProLogis’ proportionate share of the earnings of the property funds, fees earned from services provided to the property funds and interest income on amounts due to ProLogis, if any, are recognized in ProLogis’ Consolidated Statements of Earnings as income (loss) from unconsolidated investees. The net earnings of each property fund include interest expense on amounts due to ProLogis, if any. The net earnings of ProLogis European Properties Fund includes net foreign currency exchange losses of $14.4 million.

CDFS Companies

      ProLogis’ CDFS business activities are generally performed by consolidated subsidiaries. Since its acquisition by ProLogis in August 1998, Kingspark S.A. has performed ProLogis’ CDFS business activities in the United Kingdom. ProLogis’ investments in Kingspark S.A. and Kingspark LLC were structured to allow ProLogis to continue to qualify as a REIT under the Code. ProLogis held only non-voting ownership interests in Kingspark S.A. and Kingspark LLC and presented its investments in these entities under the equity method. On July 1, 2002, ProLogis acquired the voting ownership interests in Kingspark S.A. and Kingspark LLC and began presenting these investments on a consolidated basis as of that date. This change in ProLogis’ ownership interests was allowed due to changes to the Code that allow ProLogis to own 100% of these entities while continuing to comply with the REIT requirements of the Code.

      ProLogis’ investments in CDFS companies that were presented under the equity method are as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2002	2001

Kingspark S.A.(1)(2)	$—	$490,074
Kingspark LLC(2)	—	9,937
Kingspark Joint Ventures(3)	45,183	—

Total	$45,183	$500,011

(1)	ProLogis acquired Kingspark S.A., a Luxembourg company, on August 14, 1998. ProLogis owns 100% of the non-voting preferred stock of Kingspark S.A., representing 95% of its earnings. Prior to January 5, 2001, a limited liability company owned 100% of the voting common stock of Kingspark S.A., representing 5% of its earnings. Third parties owned 100% of the voting membership interests of this limited liability company and Security Capital Group Incorporated (“Security Capital”), ProLogis’ largest shareholder at the time, owned 100% of the non-voting membership interests of this limited liability company. See Note 7.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	On January 5, 2001, Kingspark LLC (a newly formed limited liability company) acquired the voting common stock of Kingspark S.A. for $8.1 million. Kingspark LLC’s membership interests were owned by K. Dane Brooksher, ProLogis’ chairman and chief executive officer (5% of the total membership interests, all voting) and ProLogis (95% of the total membership interests, all non-voting). Mr. Brooksher was the managing member of Kingspark LLC. There were no provisions that gave ProLogis the right to acquire Mr. Brooksher’s membership interests and Mr. Brooksher did not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC using funds that were loaned to him by ProLogis. The recourse loan from ProLogis to Mr. Brooksher was payable on January 5, 2006 and provided for an annual interest rate of 8.0%. Neither ProLogis’ ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher, resulted in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities; therefore, they were not consolidated in ProLogis’ financial statements.

On July 1, 2002, ProLogis acquired the voting membership interests of Kingspark LLC from Mr. Brooksher for an aggregate purchase price of $45,000, an amount equal to the principal balance of the loan due from Mr. Brooksher and related accrued interest. Mr. Brooksher applied the proceeds from this sale to the amounts owed to ProLogis thereby retiring his loan. As of July 1, 2002, ProLogis owned (directly or through its 100% ownership of Kingspark LLC) 100% of the voting common stock and 100% of the non-voting preferred stock of Kingspark S.A. Consequently, ProLogis began consolidating its investments in Kingspark S.A. and Kingspark LLC as of that date. See Note 14.

(3)	ProLogis, through Kingspark S.A., has investments in four joint ventures (the “Kingspark Joint Ventures”) that develop properties in the United Kingdom. ProLogis’ ownership in each of the Kingspark Joint Ventures was 50% at December 31, 2002. One of the Kingspark Joint Ventures owns 11 operating properties that it developed at a total investment of $81.8 million at December 31, 2002. Collectively, the Kingspark Joint Ventures also owned 150 acres of land with the capacity for the future development of approximately 1.5 million square feet of distribution properties at December 31, 2002. At December 31, 2002, the Kingspark Joint Ventures collectively control (through contracts, options or letters of intent) 511 acres of land with the capacity for the future development of approximately 9.5 million square feet of distribution properties. While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the Kingspark Joint Ventures, that were accounted for under the equity method by Kingspark S.A., were not separately presented in ProLogis’ Consolidated Balance Sheet.

      ProLogis’ proportionate share of the earnings of each of the unconsolidated investees in the CDFS business segment were as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

Kingspark S.A.(1)(2)	$28,482	$53,888	$43,795
Kingspark LLC(2)	1,049	1,951	—
Kingspark Joint Ventures(3)	551	—	—

Total	$30,082	$55,839	$43,795

(1)	Represents ProLogis’ 95% share of the earnings of Kingspark S.A. recognized under the equity method through June 30, 2002 based on its ownership of 100% of the non-voting preferred stock of Kingspark S.A.

ProLogis’ proportionate share of the earnings of Kingspark S.A. includes, among other items, foreign currency exchange gains of $4.5 million in 2002 and $0.3 million in 2000 and foreign currency exchange losses of $4.6 million in 2001 and net gains from the contribution of properties developed by Kingspark

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.A. to ProLogis European Properties Fund of $10.5 million for 2002 (through June 30), $23.0 million for 2001 and $4.3 million for 2000. The gains from these contributions are net of amounts that did not qualify for current income recognition due to ProLogis’ continuing ownership in ProLogis European Properties Fund of $5.0 million for 2002 (through June 30), $12.8 million for 2001 and $2.5 million for 2000. After June 30, 2002, Kingspark S.A. is consolidated in ProLogis’ financial statements.

(2)	Represents ProLogis’ 95% share of the earnings of Kingspark LLC recognized under the equity method from January 5, 2001 to June 30, 2002 based on its ownership of 95% of the membership interests (all non-voting) of Kingspark LLC. Kingspark LLC’s earnings result from its recognition under the equity method of 5% of the earnings of Kingspark S.A. based on its ownership of 100% of the voting common stock of Kingspark S.A.

For the period from January 5, 2001 to June 30, 2002, ProLogis recognized 99.75% of the earnings of Kingspark S.A. through its direct and indirect (through its ownership interest in Kingspark LLC) ownership interests in that entity.

(3)	The earnings of the Kingspark Joint Ventures consist primarily of net operating income from 11 operating properties, net interest expense and tax expense.

Temperature-Controlled Distribution Companies

      Beginning in 1997, ProLogis invested in companies that operated temperature-controlled distribution and storage networks. These investments were structured to allow ProLogis to continue to comply with the REIT requirements of the Code. ProLogis held only non-voting ownership interests in these companies and presented its investments in these companies under the equity method.

      ProLogis’ investments in companies in the temperature-controlled distribution operating segment, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2002	2001

CSI/ Frigo LLC(1)	$(3,924)	$(2,492)
ProLogis Logistics(2)	—	174,295
Frigoscandia S.A.(3)	182,383	186,168

Total	$178,459	$357,971

(1)	CSI/ Frigo LLC, a limited liability company, owned 100% of the voting common stock of ProLogis Logistics from January 5, 2001 to October 23, 2002 representing 5% of its earnings or losses. CSI/ Frigo LLC has owned 100% of the voting common stock of Frigoscandia S.A. since January 5, 2001, representing 5% of its earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/ Frigo LLC and K. Dane Brooksher, ProLogis’ chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/ Frigo LLC. Mr. Brooksher invested $50,000 in CSI/ Frigo LLC. ProLogis has a $0.3 million note agreement with CSI/ Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/ Frigo LLC. The note accrues interest at an annual interest rate of 8.0% and is due in 2012. The note was originally issued in January 2001 for $2.9 million, when CSI/ Frigo LLC purchased the voting common stock of ProLogis Logistics and Frigoscandia S.A. In October 2002, the proceeds from the sale of the voting common stock of ProLogis Logistics were used to reduce the amount outstanding under the note agreement. Mr. Brooksher may transfer his membership interests in CSI/ Frigo LLC, subject to certain conditions, including the approval of ProLogis. There are no provisions that

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

give ProLogis the right to acquire Mr. Brooksher’s membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. See Note 14.

Prior to January 5, 2001, the common stock of ProLogis Logistics was owned by unrelated third parties and the common stock of Frigoscandia S.A. was owned by a limited liability company in which unrelated parties owned 100% of the voting membership interests and Security Capital, ProLogis’ largest shareholder at the time, owned 100% of the non-voting membership interests. On January 5, 2001, CSI/ Frigo LLC acquired the common stock of both ProLogis Logistics and Frigoscandia S.A. for an aggregate purchase price of $3.3 million.

On October 23, 2002, ProLogis acquired the voting common stock of ProLogis Logistics from CSI/ Frigo LLC for $2.6 million due to subsequent changes to the Code that allow ProLogis to own the voting ownership interest in ProLogis Logistics while continuing to comply with the REIT requirements of the Code.

(2)	ProLogis Logistics owns CSI, a temperature-controlled distribution company operating in the United States. On October 23, 2002, significant portions of CSI’s operating assets were sold. Total proceeds from the sale were $221.9 million. The assets sold had been classified as held for sale since January 2002.

After the October 2002 transaction, CSI continues to own certain real estate assets. The buyers in the October transaction are leasing three properties aggregating $43.3 million that CSI retained. CSI also retained one operating property that is leased to an operator and four tracts of land aggregating $11.1 million. ProLogis’ acquisition of 100% of the voting common stock of ProLogis Logistics on October 23, 2002 resulted in ProLogis owning 100% of the voting common stock and 100% of the non-voting preferred stock of ProLogis Logistics. Accordingly, ProLogis began consolidating its investment in ProLogis Logistics as of that date. The assets that were retained by CSI are included with ProLogis’ real estate assets in its Consolidated Balance Sheet at December 31, 2002. The operating properties are included in the property operations segment and the land parcels are included in the CDFS business segment.

(3)	Frigoscandia S.A., through a wholly owned subsidiary, owns 100% of Frigoscandia Holding AB (“Frigoscandia”), which owns companies operating 103.6 million cubic feet of temperature-controlled distribution facilities in two European countries (62.4 million cubic feet in France and 41.2 million cubic feet in the United Kingdom) at December 31, 2002. Frigoscandia classified the operating assets in the United Kingdom as held for sale in December 2002. Since June 2001, Frigoscandia has disposed of all of the operating assets in Germany, the Czech Republic, Sweden, Denmark, Finland, Norway, the Netherlands, Spain and Italy (aggregating 73.5 million cubic feet). Total proceeds from these sales were $149.0 million.

      ProLogis’ ownership interests in CSI/ Frigo LLC and Frigoscandia S.A. do not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities; therefore, they are not consolidated in ProLogis’ financial statements. ProLogis’ total investment in

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Frigoscandia S.A and CSI/ Frigo LLC at December 31, 2002 consisted of the following components (in millions of U.S. dollars):

	CSI/Frigo	Frigoscandia
	LLC	S.A.

Equity interest	$0.4	$22.6
ProLogis’ share of the losses of the entity	(5.7)	(130.6)

Subtotal	(5.3)	(108.0)
Other (including acquisition costs), net	0.6	(16.0)

Subtotal	(4.7)	(124.0)
Notes and other receivables(1)(2)	0.8	306.4

Total	$(3.9)	$182.4

(1)	With respect to CSI/ Frigo LLC, the amount includes $0.3 million due to ProLogis under a note agreement that accrues interest at 8.0% and is due in 2012.

(2)	With respect to Frigoscandia S.A., the amount includes other receivables (primarily interest on notes receivable) of $58.9 million and the following amounts owed to ProLogis under loan agreements:

•	776.6 million Swedish krona (the currency equivalent of approximately $89.0 million at December 31, 2002) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

•	9.9 million euro (the currency equivalent of approximately $10.3 million at December 31, 2002) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

•	$105.4 million unsecured note from Frigoscandia S.A., interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

•	41.2 million euro (the currency equivalent of approximately $42.8 million at December 31, 2002) unsecured note from Frigo S.a.r.l., a wholly owned subsidiary of Frigoscandia S.A.; interest at 5.0% per annum; due on demand.

      Summarized financial information of Frigoscandia S.A. as of and for the year ended December 31, 2002 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

Total assets	$259.4
Total liabilities(1)	$392.2
Minority interest	$0.1
Equity	$(132.9)
Revenues	$197.7
Net loss at December 31, 2002(2)	$(6.9)
ProLogis’ ownership at December 31, 2002(3)	95%

(1)	Includes amounts due to ProLogis of $306.4 million and principal amounts of loans due to third parties of $0.2 million.

(2)	ProLogis’ proportionate share of the earnings or losses of Frigoscandia S.A. and interest income on amounts due to ProLogis are recognized in ProLogis’ Consolidated Statements of Earnings as Income (loss) from unconsolidated investees. The net loss includes interest expense on amounts due to ProLogis and net foreign currency exchange gains of $4.2 million.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	ProLogis’ direct ownership of all of the non-voting preferred stock of Frigoscandia S.A. represents a 95% interest in its earnings or losses.

      ProLogis recognized its proportionate share of the earnings or losses of its unconsolidated investees in the temperature-controlled distribution operations segment including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

CSI/ Frigo LLC(1)	$(1,824)	$(5,975)	$—
ProLogis Logistics(2)	4,131	(56,405)	11,950
Frigoscandia S.A.(3)	4,765	(49,088)	(20,298)

Total	$7,072	$(111,468)	$(8,348)

(1)	The losses of CSI/ Frigo LLC result from the recognition of its 5% share of the earnings or losses of ProLogis Logistics under the equity method based on its ownership of 100% of ProLogis Logistics’ voting common stock from January 5, 2001 to October 23, 2002 and the recognition under the equity method of its 5% share of the earnings or losses of Frigoscandia S.A. based on its ownership of 100% of Frigoscandia S.A.’s voting common stock since January 5, 2001.

(2)	ProLogis directly owns 100% of the non-voting preferred stock of ProLogis Logistics, representing a 99.23% interest in the earnings or losses of ProLogis Logistics. ProLogis Logistics owns 100% of CSI. Prior to October 23, 2002, ProLogis Logistics and CSI recognized impairment charges related to ProLogis Logistics’ investment in CSI and to the carrying value of CSI’s property, plant and equipment. Through its investment in ProLogis Logistics, ProLogis’ proportionate share of the write-downs and other impairment charges recorded by ProLogis Logistics and CSI was $37.2 million in 2002 and $53.3 million in 2001. On October 23, 2002, the date a significant portion of the operating assets of CSI were sold, CSI recognized a net gain of $6.3 million, including a gain of $10.0 million from the sale of certain management contracts. Of the total purchase price of $221.9 million, $7.5 million will be received over a three-year period subject to future performance criteria of certain of the CSI assets that were sold. ProLogis and CSI expect that the full amount of the purchase price will be received and this payment has considered this future payment in the calculation of the total loss from the disposition of CSI’s operations and substantially all of CSI’s assets in 2002, of which ProLogis’ proportionate share was $84.2 million, consisting of cumulative impairment charges of $90.5 million in 2002 and 2001 offset by a net of a gain of $6.3 million recognized upon closing the transaction in October 2002. In 2001, ProLogis’ proportionate share of the impairment charges related to technology investments of ProLogis Logistics and CSI was $0.7 million.

(3)	ProLogis directly owns 100% of the non-voting preferred stock of Frigoscandia S.A., representing a 95% interest in the earnings or losses of Frigoscandia S.A., a Luxembourg company that owns, through wholly owned subsidiaries, a temperature-controlled distribution company operating in two countries in Europe. In 2001 and 2002, Frigoscandia recognized net losses from the disposition of its operating assets in seven countries. ProLogis’ proportionate share of these net losses was $9.1 million ($4.7 million in 2002 and $4.4 million in 2001). Also related to these dispositions, Frigoscandia S.A. and Frigoscandia recognized impairment charges related to Frigoscandia S.A.’s investment in Frigoscandia and to the carrying value of Frigoscandia’s property, plant and equipment. Through its investment in Frigoscandia S.A., ProLogis’ proportionate share of the write-downs and other impairment charges recorded by Frigoscandia S.A. and Frigoscandia was $5.7 million in 2002 and $35.1 million in 2001. In 2001, ProLogis’ proportionate share of the impairment charges related to technology investments of Frigoscandia S.A. and Frigoscandia was $5.1 million.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Companies

      ProLogis has invested in certain other companies with the primary object of providing its customers with access to logistics expertise and technology. With respect to certain of these investments, ProLogis’ ownership interest was structured to allow ProLogis to continue to meet the REIT requirements of the Code. ProLogis’ investment in these companies were as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2002	2001

Insight(1)	$2,482	$2,479
ProLogis Equipment Services(2)	1,828	1,680
GoProLogis(3)	—	2,073

Total	$4,310	$6,232

(1)	Represents ProLogis’ (through a wholly owned subsidiary) investment in the common stock of Insight, Inc. (“Insight”), a privately owned logistics optimization consulting company, as adjusted for ProLogis’ proportionate share of Insight’s earnings. ProLogis had a 33.3% ownership interest in Insight at December 31, 2002 and 2001.

(2)	Represents ProLogis’ (through a wholly owned subsidiary) investment in the membership interests of ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis’ proportionate share of ProLogis Equipment Services’ earnings. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis has had a 50% ownership interest in ProLogis Equipment Services since its inception.

(3)	ProLogis owns 100% of the non-voting preferred stock ($25.0 million of cash invested and $30.4 million of preferred stock received under a license fee agreement) of GoProLogis Incorporated (“GoProLogis”). GoProLogis invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) (“Vizional Technologies”), a provider of integrated global logistics network technology services. GoProLogis also received $30.4 million of non-cumulative preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System® over a five-year period. These investments were made on July 21, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over its five-year term. GoProLogis did not receive any dividends from its investment in Vizional Technologies. During 2001, ProLogis recognized a loss of $29.5 million representing its proportionate share of an impairment adjustment that was recorded by GoProLogis to reduce GoProLogis’ investment in the non-cumulative preferred stock of Vizional Technologies to its fair value, estimated to be $2.1 million. In 2002, GoProLogis recognized an additional impairment adjustment that reduced its investment in the non-cumulative preferred stock of Vizional Technologies to zero. ProLogis’ share of the impairment adjustment recognized in 2002 was $2.1 million.

ProLogis’ investment in the non-voting preferred stock of GoProLogis represents a 98% interest in the earnings or losses of GoProLogis. The voting ownership interest in GoProLogis, representing a 2% interest in its earnings or losses, is held by K. Dane Brooksher, ProLogis’ chairman and chief executive officer. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis, in exchange for his ownership interest in the entity. The note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis but ProLogis does have an option to acquire Mr. Brooksher’s ownership interest at a price

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to the principal amount plus accrued interest under the promissory note. GoProLogis has not made any distributions to Mr. Brooksher or ProLogis since its inception See Note 14.

      ProLogis’ proportionate share of the earnings or losses of its other unconsolidated investees was as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

Insight	$4	$9	$27
ProLogis Equipment Services(1)	574	(209)	(130)
GoProLogis(2)	(2,073)	(26,506)	2,693
ProLogis PhatPipe(3)	—	(6,789)	741

	$(1,495)	$(33,495)	$3,331

(1)	In September 2002, ProLogis Equipment Services sold substantially all of its operating assets to an affiliate of General Electric Capital Corporation (“GE Capital”), ProLogis’ largest shareholder since May 2002 when it acquired Security Capital. See Note 7. ProLogis expects that ProLogis Equipment Services will be fully liquidated during 2003. ProLogis’ proportionate share of the gain resulting from this transaction was $0.6 million and this gain has been included in the amount recognized by ProLogis under the equity method in 2002.

(2)	Represents ProLogis’ proportionate share of the earnings or losses of GoProLogis. Amounts include the write-downs of its preferred stock investment in Vizional Technologies of $2.1 million in 2002 and $29.5 million in 2001 and license fees earned for the non-exclusive use of the ProLogis Operating System® under a licensing agreement entered into in 2000. GoProLogis ceased recognizing income under the licensing agreement with Vizional Technologies in the second quarter of 2001.

(3)	Represents ProLogis’ proportionate share of the earnings or losses of ProLogis Broadband (1) Incorporated (“ProLogis PhatPipe”), a technology company. Amounts include the write-down of ProLogis PhatPipe’s preferred stock investment in PhatPipe, Inc. (“PhatPipe”) of $7.5 million in 2001 and license fees earned for the non-exclusive use of the ProLogis Operating System® under a licensing agreement entered into in 2000. ProLogis PhatPipe ceased recognizing income under the licensing agreement with PhatPipe in the first quarter of 2001.

ProLogis owns 100% of the non-voting preferred stock ($6.0 million of cash invested and $6.0 million of preferred stock received under a license agreement) of ProLogis PhatPipe. ProLogis PhatPipe invested $6.0 million in the non-cumulative preferred stock of PhatPipe. ProLogis PhatPipe also received $6.0 million of non-cumulative preferred stock of PhatPipe and a receivable of $2.0 million, both under a license agreement for the non-exclusive use of the ProLogis Operating System® over a three-year period. These investments were made on September 20, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over its three-year term. ProLogis PhatPipe did not receive any dividends from its preferred stock investment in PhatPipe.

During 2001, ProLogis acquired an additional $2.5 million of non-cumulative preferred stock for cash, received $2.5 million of its original receivable in additional non-cumulative preferred stock and recognized $0.7 million of deferred license fee income increasing its net investment by $3.0 million to $7.5 million. Also in 2001, ProLogis recognized its share of an impairment adjustment of $7.5 million that was recorded by ProLogis PhatPipe to write down its investment in the non-cumulative preferred stock of PhatPipe to zero. PhatPipe ceased operations in 2001.

ProLogis’ investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in the earnings or losses of ProLogis PhatPipe. The voting ownership interest in ProLogis PhatPipe, representing a 2% interest in its earnings or losses, is held by K. Dane Brooksher, ProLogis’ chairman and

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

chief executive officer. Mr. Brooksher contributed two recourse promissory notes with an aggregate principal of $122,449 to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his interest in ProLogis PhatPipe but ProLogis does have an option to acquire Mr. Brooksher’s interest at a price equal to the aggregate principal amount of the promissory notes plus accrued interest under the promissory notes. ProLogis PhatPipe has not made any distributions to Mr. Brooksher or ProLogis since its inception. See Note 14.

5.     Borrowings:

Short-term Borrowing Arrangements

      The following credit agreements provide ProLogis with short-term borrowing capacity:

•	$400.0 million revolving line of credit; borrowings generally bear interest at the applicable London Interbank Offered Rate (“LIBOR”) for U.S. dollar denominated borrowings plus 0.65%; facility fee of 0.15% per annum; maturity date of November 8, 2005 that may be extended for one year at ProLogis’ option; Bank of America N.A. acts as administrative agent for a syndicate of 15 banks; $110.0 million was outstanding at December 31, 2002 at an average interest rate of 2.08%.

•	$100.0 million multi-currency (U.S. dollar, euro, pound sterling and yen) revolving line of credit; borrowings generally bear interest at LIBOR for the relevant currency borrowed plus 0.675%; facility fee of 0.125% per annum; maturity date of November 7, 2003 that may be extended for one year at ProLogis’ option; Bank of America N.A. acts as administrative agent for a syndicate of six banks; $3.4 million was outstanding at December 31, 2002 at an average interest rate of 3.68%.

•	$60.0 million multi-currency (U.S. dollar, euro, pound sterling or yen) discretionary line of credit; borrowings, by agreement, bear interest at a rate determined at the time the advance is made; maturity date of June 6, 2003; Bank of America N.A. is the lending bank; $3.8 million was outstanding at December 31, 2002 at an average interest rate of 1.90%; total available commitment as of December 31, 2002 was reduced by $9.2 million, representing ProLogis’ outstanding letters of credit with Bank of America N.A. at December 31, 2002.

•	325.0 million euro (the currency equivalent of approximately $340.8 million as of December 31, 2002) multicurrency revolving line of credit (euro and pound sterling); borrowings generally bear interest at the Euro Interbank Offered Rate of the Banking Federation of the European Union (“EURIBOR”) for euro denominated borrowings and LIBOR for pound sterling denominated borrowings plus 0.75%; unused commitment fee of 0.375% per annum; maturity date of December 17, 2003; ABN AMRO Bank N.V. acts as agent for a syndicate of 18 banks; 255.3 million euro and 36.0 million pound sterling (the currency equivalent of approximately $320.8 million) were outstanding at December 31, 2002 at an average interest rate of 3.88%.

•	25.0 million pound sterling (the currency equivalent of approximately $40.3 million as of December 31, 2002) revolving line of credit; borrowings bear interest at the Royal Bank of Scotland’s base rate plus 1.0%, generally ranging from 4.75% to 5.0% per annum; maturity date of July 31, 2003; Royal Bank of Scotland is the lending bank; no borrowings were outstanding at December 31, 2002; total available commitment as of December 31, 2002 was reduced by 6.1 million pound sterling (the currency equivalent of approximately $9.9 million at December 31, 2002), representing ProLogis’ outstanding letters of credit with the Royal Bank of Scotland at December 31, 2002.

•	24.5 billion yen (the currency equivalent of approximately $206.6 million at December 31, 2002) revolving line of credit; borrowings bear interest at the Tokyo Interbank Offered Rate (“TIBOR”) plus

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.00%; unused commitment fee of 0.25% per annum; maturity date of September 13, 2004 that may be extended for one year at ProLogis’ option; Sumitomo Mitsui Banking Corporation acts as agent for a syndicate of 11 banks; 12.8 billion yen (the currency equivalent of approximately $107.9 million) was outstanding at December 31, 2002 at an average interest rate of 1.07%.

      At December 31, 2002, ProLogis was in compliance with all covenants contained in each of its credit agreements.

      ProLogis’ line of credit borrowings are summarized as follows for the periods indicated (in thousands of U.S. dollars as applicable):

	Years Ended December 31,

	2002(1)	2001	2000

Weighted average daily interest rate	3.08%	4.95%	6.33%
Borrowings outstanding at December 31	$545,906	$375,875	$439,822
Weighted average daily borrowings	$489,481	$314,582	$251,528
Maximum borrowings outstanding at any month end	$567,998	$429,402	$439,822
Total borrowing commitment on all lines of credit at December 31(2)(3)	$1,147,684	$1,034,151	$832,317
Total borrowing capacity on all lines of credit at December 31(2)(3)	$1,128,577	$996,343	$824,602

(1)	In 2002, ProLogis replaced a $500.0 million revolving line of credit with the two separate facilities currently in place (the $400.0 million facility and the $100.0 million multi-currency facility).

(2)	Of the total borrowing commitment, the amount available to ProLogis on the discretionary line of credit has been reduced by an amount representing ProLogis’ outstanding letters of credit with Bank of America N.A. as of December 31st of each year ($9.2 million at December 31, 2002, $6.3 million at December 31, 2001 and $7.7 million at December 31, 2000). Of the total borrowing commitment, the amount available to ProLogis on the Royal Bank of Scotland’s revolving line of credit has been reduced by $9.9 million, representing the U.S. dollar equivalent of ProLogis’ outstanding letters of credit with the Royal Bank of Scotland at December 31, 2002.

(3)	Of the total borrowing commitment of the revolving line of credit with Bank of America N.A. that was in place at December 31, 2001, the amount available to ProLogis was reduced by $31.5 million, representing the amount that ProLogis Logistics had borrowed directly on this facility as of that date. ProLogis guaranteed ProLogis Logistics’ borrowings. See Note 4.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Unsecured Notes

      ProLogis has issued senior unsecured notes that bear interest at fixed rates to be paid on a semi-annual basis (the “Notes”). The Notes outstanding at December 31, 2002 are summarized as follows (in thousands of U.S. dollars as applicable):

					Principal
		Coupon	Maturity	Principal	Payment
Date of Issuance	Par Value	Rate	Date	Balance(1)	Requirement

October 9, 1998	$125,000	7.000%	10/01/03	$125,000	(2)
April 26, 1999	250,000	6.700%	04/15/04	249,881	(2)
July 20, 1998	250,000	7.050%	07/15/06	249,756	(2)
November 20, 1997	135,000	7.250%	11/20/07	134,321	(2)
April 26, 1999	250,000	7.100%	04/15/08	249,957	(2)
May 17, 1996	100,000	7.950%	05/15/08	99,922	(3)
March 2, 1995	131,250	8.720%	03/01/09	131,250	(4)
May 16, 1995	65,625	7.875%	05/15/09	65,492	(5)
November 20, 1997	25,000	7.300%	11/20/09	24,823	(2)
February 4, 1997	100,000	7.810%	02/01/15	100,000	(6)
March 2, 1995	50,000	9.340%	03/01/15	50,000	(7)
May 17, 1996	50,000	8.650%	05/15/16	49,887	(8)
July 11, 1997	100,000	7.625%	07/01/17	99,805	(2)

	$1,631,875			$1,630,094

(1)	Amounts are net of applicable unamortized original issue discount.

(2)	Principal due at maturity.

(3)	Annual principal payments of $25.0 million from May 15, 2005 to May 15, 2008.

(4)	Annual principal payments of $18.75 million from March 1, 2003 to March 1, 2009.

(5)	Annual principal payments of $9.375 million from May 15, 2003 to May 15, 2009.

(6)	Annual principal payments ranging from $10.0 million to $20.0 million from February 1, 2010 to February 1, 2015.

(7)	Annual principal payments ranging from $5.0 million to $12.5 million from March 1, 2010 to March 1, 2015.

(8)	Annual principal payments ranging from $5.0 million to $12.5 million from May 15, 2010 to May 15, 2016.

      The Notes are subordinated to ProLogis’ secured debt to the extent of the value of the assets pledged to secure this debt and to ProLogis’ $500.0 million revolving lines of credit in North America to the extent of the value of assets pledged to secure this debt, if any. The Notes are effectively subordinated to all debt, including revolving lines of credit in Europe and Japan, and other liabilities of certain of ProLogis’ consolidated subsidiaries. The Notes are redeemable at any time at ProLogis’ option. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the $160.0 million of Notes issued on November 20, 1997, note purchase agreements. Under the terms of the indenture agreement and the note purchase agreements, ProLogis must meet certain financial covenants. ProLogis was in compliance with all such covenants as of December 31, 2002.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 24, 2003, ProLogis issued $300.0 million of Notes with a coupon rate of 5.50% (an effective interest rate of 5.55%). These Notes will mature on March 1, 2013 and provide for semi-annual interest payments beginning on September 1, 2003. The net proceeds from the issuance of these Notes were approximately $297.5 million.

Secured Debt

      Secured debt outstanding at December 31, 2002 consisted of the following (in thousands of U.S. dollars as applicable):

					Balloon
			Periodic		Payment
	Interest	Maturity	Payment	Principal	Due at
	Rate(1)	Date	Date	Balance	Maturity

Mortgage notes(2):
Prudential Insurance	8.59%	04/01/03	(3)	$23,730	$23,505
Collateral Mortgage Capital LLC	8.75	08/01/04	(3)	6,351	5,861
West One Business Center #3	9.00	09/01/04	(3)	4,053	3,847
Raines Distribution Center	9.50	01/01/05	(3)	1,606	177
GE Capital	6.00	01/31/05	(4)	37,250	37,250
Prudential Insurance(5)	6.85	04/01/05	(6)	51,273	48,850
Consulate Distribution Center #200(5)	6.97	02/02/06	(3)	3,484	3,585
Plano Distribution Center #2(5)	7.02	04/15/06	(3)	3,532	3,015
Interchange Distribution Ctr. #8 & #9	8.14	06/15/06	(3)	7,031	6,651
Connecticut General Life Insurance	7.08	03/01/07	(3)	143,625	134,431
Vista Del Sol Industrial Center #1 & 2	9.68	08/05/07	(7)	2,390	—
State Farm Insurance(5)	7.10	11/01/08	(3)	14,992	13,065
Placid Street Distribution Center #1(5)	7.18	12/01/09	(3)	7,201	6,529
GMAC Commercial Mortgage	8.50	07/01/10	(7)	1,730	—
GMAC Commercial Mortgage	7.75	10/01/10	(7)	6,203	—
Executive Park Distribution Center #3	8.19	03/01/11	(7)	859	—
Cameron Business Center #1(5)	7.23	07/01/11	(3)	5,767	4,526
Charter American	8.10	04/01/17	(7)	2,956	—
Platte Valley Industrial Center #4	10.10	11/15/21	(7)	1,945	—
Morgan Guaranty Trust	7.58	04/01/24	(8)	200,000	127,187

				$525,978

Assessment bonds(9):
City of Fremont	7.00%	03/01/11	(7)	$7,479	—
Various(10)	(10)	(10)	(7)	1,175	—

				$8,654

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Balloon
			Periodic		Payment
	Interest	Maturity	Payment	Principal	Due at
	Rate(1)	Date	Date	Balance	Maturity

Securitized debt(11):
Tranche A	7.74%	02/18/04	(3)	$13,904	$12,955
Tranche B	9.94	02/18/04	(3)	7,442	7,215

				$21,346

Total secured debt				$555,978

(1)	The weighted average annual interest rates for ProLogis’ mortgage notes, assessment bonds and securitized debt were 7.34%, 7.12% and 8.50%, respectively at December 31, 2002. The total weighted average annual interest rate for ProLogis’ secured borrowings at December 31, 2002 was 7.38%.

(2)	The mortgage notes are secured by various real estate assets with an aggregate undepreciated cost of $1.02 billion at December 31, 2002. The property name is used to denote the real estate assets that secure the mortgage note, except for mortgage notes that are secured by a pool of properties, in which case the lender is noted.

(3)	Monthly amortization with a balloon payment due at maturity.

(4)	The lender is ProLogis’ largest shareholder (see Note 7). This loan was assumed by ProLogis as part of the acquisition of an interest in certain real estate assets in October 2002 and was repaid in January 2003 under a prepayment provision.

(5)	Mortgage note was assumed by ProLogis in connection with a merger transaction in 1999. Under purchase accounting, the mortgage note was recorded at its fair value and a premium or discount was recognized, as applicable.

(6)	Principal balance includes premium. Terms are interest only with stated principal amount of $48.9 million due at maturity.

(7)	Fully amortizing.

(8)	Monthly interest payments are due through May 2005, monthly principal and interest payments are due during the period from June 2005 to April 2024 with a balloon payment due at maturity.

(9)	The assessment bonds are secured by various real estate assets with an aggregate undepreciated cost of $243.4 million at December 31, 2002.

(10)	Includes 14 issues of assessment bonds with five municipalities. Interest rates range from 5.50% per annum to 8.75% per annum. Maturity dates range from August 2004 to March 2021.

(11)	The securitized debt is secured by various real estate assets with an aggregate undepreciated cost of $61.7 million at December 31, 2002.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt Maturities

      The approximate principal payments due on senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) during each of the years in the five-year period ending December 31, 2007 and thereafter are as follows (in thousands of U.S. dollars):

2003	$222,390
2004	314,956
2005	110,568
2006	320,165
2007	331,777
2008 and thereafter(1)	887,997

Total principal due	2,187,853
Less: Original issue discount	(1,781)

Total carrying value	$2,186,072

(1)	The $300.0 million of Notes issued by ProLogis on February 24, 2003 are due in 2013.

Interest Expense

      Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

Stated interest expense(1)	$178,210	$182,346	$185,827
Premium or discount recognized	315	326	316
Amortization of deferred loan costs	4,967	5,233	4,597

	183,492	187,905	190,740
Less: capitalized amounts	30,534	24,276	18,549

Net interest expense	$152,958	$163,629	$172,191

(1)	The amount of interest paid in cash for the years ended December 31, 2002, 2001 and 2000 was $178.1 million, $183.3 million and $178.4 million, respectively.

6.     Minority Interest:

      The minority interest liability at December 31, 2002 represents various limited partners’ interests in the Partnerships controlled by ProLogis. ProLogis or a wholly owned subsidiary of ProLogis is the sole controlling general partner of each of the Partnerships with all management powers over the business and affairs of the Partnership. The limited partners of each Partnership generally do not have the authority to transact business for, or participate in the management decisions of, the Partnerships. The general partner in each of the Partnerships may not, without the written consent of all of the limited partners: (i) take any action that would prevent the Partnership from conducting its business; (ii) possess the property of the partnership; (iii) admit an additional partner; or (iv) subject a limited partner to the liability of a general partner. In each Partnership, ProLogis or its wholly owned subsidiary, may not voluntarily withdraw from the Partnership or transfer or assign its interests in the Partnership without the consent of all of the limited partners. The limited partners may freely transfer their Partnership units to their affiliates, provided that the transfer does not cause a

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination of the Partnership and does not cause ProLogis to cease to comply with the REIT requirements under the Code. The limited partners in each of the Partnerships are entitled to redeem their partnership units for Common Shares. Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per outstanding unit equal to the quarterly distributions paid on Common Shares.

      The Partnerships are as follows at December 31, 2002 (in millions of U.S. dollars as applicable):

				Limited
	Formation	Real Estate	ProLogis’	Partnership Units
	Date	Assets	Ownership	Outstanding

ProLogis Limited Partnership-I	1993	$215.1 (1)	68.65%	4,520,532	(2)(3)
ProLogis Limited Partnership-II	1994	60.8	97.82%	90,213	(2)
ProLogis Limited Partnership-III	1994	35.8	95.25%	78,678	(2)(4)
ProLogis Limited Partnership-IV(5)	1994	97.0	98.52%	68,612	(2)(4)
Meridian Realty Partners Limited Partnership	(6)	11.1	87.00%	29,712	(7)

		$419.8		4,787,747

(1)	These properties cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners, other than in tax-deferred exchanges.

(2)	Each limited partnership unit is convertible into one Common Share.

(3)	Entities in which Irving F. Lyons, III, ProLogis’ Vice Chairman and Chief Investment Officer has ownership interests owned 2,459,183 of the outstanding limited partnership units in ProLogis Limited Partnership-I at December 31, 2002 or 17.1% of ProLogis Limited Partnership-I’s total units outstanding at December 31, 2002. Mr. Lyons’ effective ownership in ProLogis Limited Partnership-I was 1.8% at December 31, 2002. See Note 14.

(4)	Jeffrey H. Schwartz, ProLogis’ President of International Operations and President and Chief Operating Officer — Asia, owned all of the outstanding limited partnership units in ProLogis Limited Partnership-III at December 31, 2002 or 4.75% of ProLogis Limited Partnership-III’s total units outstanding at December 31, 2002 and 49,587 of the outstanding limited partnership units in ProLogis Limited Partnership-IV at December 31, 2002 or 1.1% of ProLogis Limited Partnership-IV’s total units outstanding at December 31, 2002. See Note 14.

(5)	ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc. and the contribution of distribution properties from the limited partner. ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole asset of ProLogis IV, Inc. is its interest in ProLogis Limited Partnership-IV. At December 31, 2002, ProLogis IV, Inc. had outstanding borrowings from ProLogis of $0.6 million.

(6)	ProLogis’ general partnership interest was acquired through a merger transaction in 1999.

(7)	Each limited partnership unit is convertible into 1.1 Common Shares, plus $2.00.

7.     Shareholders’ Equity:

Shares Authorized

      At December 31, 2002, 275,000,000 shares were authorized. The Board may increase the number of authorized shares and may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as of distributions, qualifications and terms or conditions of redemption of such shares.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Shares

      ProLogis had 178,145,614 and 175,888,391 Common Shares outstanding at December 31, 2002 and 2001, respectively. Common Shares have a par value of $0.01 per share.

      ProLogis’ holders of Common Shares may acquire additional Common Shares by automatically reinvesting distributions under the 1999 Dividend Reinvestment and Share Purchase Plan (the “1999 Common Share Plan”). Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive distributions as declared. The 1999 Common Share Plan also allows both holders of Common Shares and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1999 Common Share Plan at a price ranging from 98% to 100% of the market price of such Common Shares. Under the 1999 Common Share Plan, ProLogis generated net proceeds of $125.7 million from the issuance of 5,295,000 Common Shares in 2002, $67.1 million from the issuance of 3,261,000 Common Shares in 2001 and $29.8 million from the issuance of 1,479,000 Common Shares in 2000. On November 13, 2002, ProLogis amended the 1999 Common Share Plan to: (i) limit participants to only those holders of Common Shares registered on the share transfer books of ProLogis in the shareholder’s name; (ii) limit the distributions that can be reinvested to those distributions earned on no more than 300,000 Common Shares per quarter; and (iii) allow for the discount from market price at which distributions can be reinvested and optional share purchases can be made to be within a range of 0% to 2%, as determined by ProLogis. Previously the discount was fixed at 2%.

      Limited partnership units in the Partnerships were redeemed into approximately 272,000 Common Shares in 2002, approximately 25,000 Common Shares in 2001 and 238,000 Common Shares in 2000.

      ProLogis may repurchase up to $215.0 million of Common Shares (increased in 2002 from the original maximum amount of $100.0 million set at the program’s inception in January 2001). The Common Shares have been and, to the extent these repurchases continue, they will be repurchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. Common Share repurchases since the program has been in existence are as follows (amounts in thousands of U.S. dollars as applicable):

	Number of	Total
	Shares	Cost(1)

2001	778,400	$15,992
2002(2)	4,404,800	105,158

Totals	5,183,200	$121,150

(1)	Includes fees and commissions paid.

(2)	Includes 393,600 Common Shares that were repurchased from employees to retire $9.7 million of outstanding employee share purchase notes that were originally issued in 1997. See Note 12.

      ProLogis’ employees participate in a long-term incentive plan (the “Incentive Plan”). Compensation under the Incentive Plan is generally in the form of Common Shares. On June 12, 2002, the shareholders of ProLogis, following approval by the Board, approved an amendment to the Incentive Plan to increase the number of Common Shares available for award under the Incentive Plan by 8,000,000 (6,000,000 of the additional Common Shares can only be awarded in the form of share options and the remaining 2,000,000 of additional Common Shares can be awarded in any form as allowed under the Incentive Plan). As a result of this change, there are an aggregate of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) available for award under the Incentive Plan, of which 8,183,000 Common Shares are available for future awards. Under the Incentive Plan, ProLogis generated net proceeds of

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$18.5 million from the issuance of 1,074,000 Common Shares in 2002, $3.8 million from the issuance of 241,000 Common Shares in 2001 and $4.3 million from the issuance of 163,000 Common Shares in 2000.

      In May 2001, ProLogis’ shareholders approved the establishment of the ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”). Under the terms of the Employee Share Plan, employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. Subject to certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. As of December 31, 2002, 22,000 Common Shares had been purchased under the Employee Share Plan generating net proceeds to ProLogis of $0.4 million.

Preferred Shares

      At December 31, 2002, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding (“Series C Preferred Shares”, “Series D Preferred Shares” and “Series E Preferred Shares”). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights. The holders of the preferred shares are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December for Series C Preferred Shares and Series D Preferred Shares and are payable quarterly in arrears on the last day of January, April, July and October for Series E Preferred Shares. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at ProLogis’ option for a cash redemption price which (other than the portion consisting of accrued and unpaid dividends) is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with ProLogis’ other series of preferred shares.

      ProLogis redeemed all of its outstanding Series B cumulative convertible redeemable preferred shares of beneficial interest (“Series B Convertible Preferred Shares”) on March 20, 2001. Prior to the call for redemption, 163,827 Series B Convertible Preferred Shares were converted into 210,026 Common Shares. Subsequent to the call for redemption, 5,908,971 Series B Convertible Preferred Shares were converted into 7,575,301 Common Shares. The remaining 183,302 Series B Convertible Preferred Shares outstanding on March 20, 2001 were redeemed at a price of $25.00 per share, plus $0.442 in accrued and unpaid dividends. The aggregate redemption cost (including accrued dividends) of the Series B Convertible Preferred Shares was $4.7 million.

      ProLogis redeemed all 5,400,000 of its outstanding Series A cumulative preferred shares of beneficial interest (“Series A Preferred Shares”) on May 8, 2001 at the price of $25.00 per share, plus $0.2481 in accrued and unpaid dividends. The aggregate redemption cost (including accrued dividends) of the Series A Preferred Shares was $136.3 million.

      ProLogis’ preferred shares outstanding at December 31, 2002 are summarized as follows (amounts in U.S. dollars as applicable):

				Dividend
		Stated		Equivalent Based	Optional
	Number of Shares	Liquidation	Dividend	on Liquidation	Redemption
	Outstanding	Preference	Rate	Preference	Date

Series C Preferred Shares	2,000,000	$50.00	8.54%	$4.27 per share	11/13/26
Series D Preferred Shares	10,000,000	$25.00	7.92%	$1.98 per share	04/13/03
Series E Preferred Shares	2,000,000	$25.00	8.75%	$2.19 per share	06/30/03

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shelf Registration

      ProLogis has a shelf registration statement on file with the Securities and Exchange Commission that allows ProLogis to issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. At December 31, 2002, $608.0 million of shelf-registered securities were available for issuance, subject to ProLogis’ ability to affect an offering on satisfactory terms. After the issuance of $300.0 million of Notes on February 24, 2003, there were $308.0 million of shelf-registered securities available to ProLogis. See Note 5.

Ownership Restrictions and Significant Shareholder

      For ProLogis to qualify as a REIT under the Code, five or fewer individuals may own not more than 50% of the value of its outstanding shares of stock at any time during the last half of ProLogis’ taxable year. Therefore, ProLogis’ Declaration of Trust restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of ProLogis’ outstanding shares of stock by a single person, or persons acting as a group, to 9.8% of ProLogis’ outstanding shares. This provision assists ProLogis in protecting and preserving its REIT status and protects the interest of shareholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares.

      Shares of stock owned by a person or group of persons in excess of these limits are subject to redemption by ProLogis. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the status of ProLogis as a REIT for federal income tax purposes will not be jeopardized or the disqualification of ProLogis as a REIT is advantageous to the shareholders.

      Prior to May 14, 2002, Security Capital owned 28.1% of ProLogis’ Common Shares and was ProLogis’ largest shareholder. On that date, Security Capital became an indirect wholly owned subsidiary of GE Capital. Under the terms of the merger agreement between GE Capital and Security Capital, a portion of the ProLogis Common Shares owned by Security Capital were part of the merger consideration paid to Security Capital’s shareholders. At December 31, 2002, GE Capital, through its ownership of Security Capital, owned approximately 8.8% of the total outstanding Common Shares of ProLogis. Security Capital had certain rights under an investor agreement, dated September 9, 1997 including, but not limited to, the right to nominate persons to serve as Trustees of ProLogis. As provided in the agreement, these rights terminated as a result of the applicable ownership interest falling below 10%. The two members of the Board who were nominees of Security Capital resigned from the Board in May 2002. See Note 14.

Shareholder Purchase Rights

      On December 7, 1993, the Board declared a dividend of one preferred share purchase right (“Right”) for each outstanding Common Share to be distributed to all holders of record of the Common Shares on December 31, 1993. Each Right entitles the registered holder to purchase one-hundredth of a Participating Preferred Share for an exercise price of $40.00 per one-hundredth of a Participating Preferred Share, subject to adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group (other than certain affiliates of ProLogis) acquires 20% or more of the Common Shares or announces a tender offer for 25% or more of the Common Shares. Under certain circumstances, upon a shareholder acquisition of 20% or more of the Common Shares (other than certain affiliates of ProLogis), each Right will entitle the holder to purchase, at the Right’s then-current exercise price, a number of Common Shares having a market value of twice the Right’s exercise price. The acquisition of ProLogis pursuant to certain mergers or other business transactions will entitle each holder of a Right to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time equal to twice the Right’s exercise price. The Rights held by certain 20% shareholders will not be exercisable. The Rights will expire on December 7, 2003, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Distributions and Dividends:

Common Share Distributions

      In order to comply with the REIT requirements under the Code, ProLogis is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (a) 90% of its “REIT taxable income” computed without regard to the dividends paid deduction and its net capital gains and (b) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. ProLogis’ distribution policy is to distribute a percentage of its cash flow that ensures that ProLogis will meet the distribution requirements of the Code and allows ProLogis to maximize the cash retained to meet other cash needs such as capital improvements and investment activities.

      In December 2002, the Board announced a projected increase in the annual distribution level for 2003 from $1.42 to $1.44 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis. The amount of the distribution may be adjusted at the discretion of the Board during the year. On February 3, 2003, the Board declared a distribution of $0.36 per Common Share for the first quarter of 2003. This distribution was paid on February 28, 2003 to holders of Common Shares on February 14, 2003.

      Distributions to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed ProLogis’ current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder’s basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s Common Shares. ProLogis annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions on Common Shares for the periods indicated (in U.S. dollars; taxability for 2002 is estimated):

	Years Ended December 31,

	2002	2001	2000

Per Common Share:
Ordinary income	$0.95	$1.09	$1.19
Capital gains	0.06	0.19	0.15
Return of capital	0.41	0.10	—

Total	$1.42	$1.38	$1.34

Preferred Share Dividends

      Annual dividends paid on each series of preferred shares were as follows for the periods indicated (in U.S. dollars):

	Years Ended December 31,

	2002(1)	2001(2)	2000(3)

Per preferred share:
Series A(4)	$—	$0.84	$2.35
Series B(5)	—	0.44	1.75
Series C	4.27	4.27	4.27
Series D	1.98	1.98	1.98
Series E	2.19	2.19	2.19

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For federal income tax purposes $4.04 of the Series C dividend, $1.87 of the Series D dividend and $2.07 of the Series E dividend is estimated to represent ordinary income to the holders. The remaining portion of each dividend is estimated to represent capital gains.

(2)	For federal income tax purposes $0.71 of the Series A dividend, $0.38 of the Series B dividend, $3.63 of the Series C dividend, $1.68 of the Series D dividend and $1.86 of the Series E dividend represent ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(3)	For federal income tax purposes, $2.08 of the Series A dividend, $1.55 of the Series B dividend, $3.78 of the Series C dividend, $1.75 of the Series D dividend and $1.94 of the Series E dividend represent ordinary income to the holders. The remaining portion of each dividend represents capital gains.

(4)	The Series A Preferred Shares were redeemed as of May 8, 2001.

(5)	The Series B Convertible Preferred Shares were redeemed as of March 20, 2001.

      Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

      ProLogis’ tax return for the year ended December 31, 2002 has not been filed. The taxability information for 2002 is based upon the best available data. ProLogis’ tax returns for previous tax years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions is subject to change.

9.     Earnings Per Common Share:

      A reconciliation of the denominator used to calculate basic net earnings per Common Share to the denominator used to calculate diluted net earnings per Common Share for the periods indicated (in thousands of U.S. dollars, except per share amounts) is as follows:

	Years Ended December 31,

	2002	2001	2000

Net earnings attributable to Common Shares	$216,166	$90,835	$157,715
Minority interest(1)	5,508	—	—
Series B Convertible Preferred Share dividends(2)	—	81	—

Adjusted net earnings attributable to Common Shares	$221,674	$90,916	$157,715

Weighted average Common Shares outstanding — Basic	177,813	172,755	163,651
Weighted average convertible limited partnership units(1)	4,938	—	—
Weighted average conversion of Series B Convertible Preferred Shares(2)	—	1,544	—
Incremental weighted average effect of potentially dilutive instruments(3)	2,118	898	750

Adjusted weighted average Common Shares outstanding — Diluted	184,869	175,197	164,401

Basic per share net earnings attributable to Common Shares	$1.22	$0.53	$0.96

Diluted per share net earnings attributable to Common Shares	$1.20	$0.52	$0.96

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For 2001 and 2000, weighted average limited partnership units of 5,087,000 and 5,348,000, respectively, were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive.

(2)	The Series B Convertible Preferred Shares were redeemed as of March 20, 2001. For 2000, weighted average Series B Convertible Preferred Shares of 8,417,000 were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive.

(3)	Total weighted average potentially dilutive instruments outstanding were 10,866,000, 9,236,000 and 7,835,000 for 2002, 2001 and 2000, respectively. Of the total potentially dilutive instruments, 2,101,000, 2,258,000 and 4,691,000 were antidilutive for 2002, 2001 and 2000, respectively.

10.     Business Segments:

      ProLogis has three reportable business segments:

•	Property operations represents the long-term ownership, management and leasing of distribution properties in the United States, Mexico, Europe and Japan (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager). Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

•	CDFS business represents the development, acquisition and rehabilitation or acquisition and repositioning of distribution properties by ProLogis and Kingspark S.A. (which is consolidated in ProLogis’ financial statements as of July 1, 2002) in the United States, Mexico, Europe and Japan with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager or to sell the properties to third parties. Additionally, ProLogis and Kingspark S.A. earn fees for development activities on behalf of customers or third parties and realize profits from the sale of land parcels when their development plans no longer include the development parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location.

The assets of the CDFS business segment generally include properties under development and land held for development. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain is included in the income of the CDFS business segment.

•	Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through unconsolidated investees in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.). The operations of each of these unconsolidated investees are considered to be one operating segment that is presented based on geographic location. See Note 4.

      For each of ProLogis’ three reportable operating segments, reconciliations are presented below for: (i) income from external customers to ProLogis’ total income; (ii) earnings from operations from external customers to ProLogis’ earnings from operations; and (iii) assets to ProLogis’ total assets. ProLogis’ chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The components of earnings from operations that are also components of net operating income are allocated to each reportable operating segment. All other

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items are reflected as reconciling items. The following reconciliations are presented in thousands of U.S. dollars:

	Years Ended December 31,

	2002	2001	2000

Income:
Property operations:
United States(1)(2)	$463,895	$464,610	$477,010
Mexico(2)	17,764	19,370	15,504
Europe(1)(3)	28,304	22,213	28,566
Japan(1)	239	—	—

Total property operations segment	510,202	506,193	521,080

CDFS business:
United States(4)	47,715	69,470	57,900
Mexico(5)	11,673	(10)	1,517
Europe(6)(7)	90,733	86,270	59,951
Japan(8)	6,733	—	—

Total CDFS business segment	156,854	155,730	119,368

Temperature-controlled distribution operations:
United States(9)	4,155	(58,496)	11,950
Europe(10)	2,917	(52,972)	(20,298)

Total temperature-controlled distribution operations segment	7,072	(111,468)	(8,348)

Reconciling items:
Income (loss) from unconsolidated investees	(1,495)	(33,495)	3,331
Interest and other income	2,368	6,165	8,090

Total reconciling items	873	(27,330)	11,421

Total income	$675,001	$523,125	$643,521

Earnings from operations:
Property operations:
United States(1)(2)	$432,397	$436,743	$448,583
Mexico(2)	17,159	19,546	15,496
Europe(1)(3)	27,813	21,205	29,824
Japan(1)	239	—	—

Total property operations segment	477,608	477,494	493,903

CDFS business:
United States(4)	43,930	65,653	53,139
Mexico(5)	11,500	(73)	1,472
Europe(6)(7)	90,151	86,167	59,893
Japan(8)	6,733	—	—

Total CDFS business segment	152,314	151,747	114,504

Temperature-controlled distribution operations:
United States(9)	4,155	(58,496)	11,950
Europe(10)	2,917	(52,972)	(20,298)

Total temperature-controlled distribution operations segment	7,072	(111,468)	(8,348)

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2002	2001	2000

Reconciling items:
Income (loss) from unconsolidated investees	(1,495)	(33,495)	3,331
Interest and other income	2,368	6,165	8,090
General and administrative expense	(53,893)	(50,274)	(44,954)
Depreciation and amortization	(153,075)	(143,465)	(151,483)
Interest expense	(152,958)	(163,629)	(172,191)
Other expense	—	(32)	(1,045)

Total reconciling items	(359,053)	(384,730)	(358,252)

Earnings from operations	$277,941	$133,043	$241,807

	December 31,

	2002	2001	2000

Assets:
Property operations:
United States(11)	$3,740,050	$3,684,747	$3,892,380
Mexico	94,602	150,483	115,979
Europe(11)	723,670	304,314	306,664
Japan(11)	3,396	—	—

Total property operations segment	4,561,718	4,139,544	4,315,023

CDFS business:
United States	260,692	272,281	322,157
Mexico	29,865	18,205	31,020
Europe(11)	567,140	629,159	656,223
Japan	123,650	43,451	2,185

Total CDFS business segment	981,347	963,096	1,011,585

Temperature controlled distribution operations:
United States(11)	—	174,244	231,053
Europe(11)	178,459	183,727	191,981

Total temperature controlled distribution operations segment	178,459	357,971	423,034

Reconciling items:
Investments in and advances to unconsolidated investees	4,310	6,232	70,807
Cash	110,809	27,989	57,870
Accounts and notes receivable	12,864	6,888	10,963
Other assets	74,018	58,143	57,052

Total reconciling items	202,001	99,252	196,692

Total assets	$5,923,525	$5,559,863	$5,946,334

(1)	Amounts include the operations of ProLogis that are reported on a consolidated basis and the amounts recognized under the equity method from ProLogis’ investment in the property funds. See Note 4.

(2)	Although 13 of the 57 properties owned by ProLogis North American Properties Fund V are located in Mexico, ProLogis classifies its entire investment in ProLogis North American Properties Fund V and the associated income recognized under the equity method from this investment as part of its United States income, net operating income and assets for the property operations segment.

(3)	Amounts recognized under the equity method include net foreign currency exchange losses of $4.5 million in 2002 and net foreign currency exchange gains of $0.8 million and $4.7 million in 2001 and 2000, respectively. See Note 4.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Includes $45.3 million, $56.2 million and $29.4 million, of net gains recognized by ProLogis related to the contribution of properties to property funds in 2002, 2001 and 2000, respectively. See Note 4.

(5)	Includes $12.5 million of net gains recognized by ProLogis related to the contribution of properties to ProLogis North American Properties Fund V in 2002. See Note 4.

(6)	Includes amounts recognized under the equity method related to ProLogis’ investments in Kingspark S.A. and Kingspark LLC in 2002 (through June 30) including $4.5 million of net foreign currency exchange gains in 2002, $4.6 million of net foreign currency exchange losses in 2001 and $0.3 million of net foreign currency exchange gains in 2000. See Notes 2 and 4.

(7)	Includes $52.7 million, $29.5 million and $13.7 million of net gains recognized by ProLogis (including amounts earned by Kingspark S.A. after June 30, 2002) related to the contribution of properties to ProLogis European Properties Fund in 2002, 2001 and 2000, respectively. In addition, includes $10.5 million, $23.0 million and $4.3 million of net gains recognized under the equity method related to the contribution of properties to ProLogis European Properties Fund by Kingspark S.A. in 2002 (through June 30), 2001 and 2000, respectively. See Notes 2 and 4.

(8)	Includes a gain of $6.2 million recognized by ProLogis related to the contribution of a property to ProLogis Japan Properties Fund in 2002. See Note 4.

(9)	Represents amounts recognized under the equity method related to ProLogis’ investments in ProLogis Logistics in 2002 (through October 23), 2001 and 2000 and in CSI/ Frigo LLC in 2002 (through October 23) and 2001. Includes losses of $37.2 million in 2002 and $53.3 million in 2001 representing ProLogis’ proportionate share of impairment charges related to the write-down of CSI’s assets. In 2002, also includes a net gain of $6.3 million representing ProLogis’ proportionate share of the net gain recognized by ProLogis Logistics upon the closing of the sale of significant portions of CSI’s operating assets in October 2002. See Note 4.

(10)	Represents amounts recognized under the equity method related to ProLogis’ investments in Frigoscandia S.A. in 2002, 2001 and 2000 (including $4.2 million of net foreign currency exchange gains in 2002 and net foreign currency exchange losses $3.5 million and $0.8 million in 2001 and 2000, respectively) and CSI/ Frigo LLC in 2002 and 2001. Includes losses of $5.7 million in 2002 and $35.1 million in 2001 representing ProLogis’ proportionate share of impairment charges related to the write-down of Frigoscandia’s assets. In 2002 and 2001, also includes net losses of $4.7 million and $4.4 million, respectively, representing ProLogis’ proportionate share of the net losses recognized by Frigoscandia S.A. from the ultimate sales of certain of Frigoscandia’s assets. Also in 2001, includes a loss of $5.1 million representing ProLogis’ proportionate share of impairment charges related to technology investments recognized by Frigoscandia S.A. and Frigoscandia. See Note 4.

(11)	Amounts include investments in entities accounted for under the equity method. See Note 4.

11.	Supplemental Cash Flow Information

      Non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 are as follows:

•	On October 23, 2002, ProLogis acquired the voting common stock of ProLogis Logistics and began presenting its investment in ProLogis Logistics on a consolidated basis. Prior to this change in reporting method, ProLogis’ investment in ProLogis Logistics was presented under the equity method. See Notes 2 and 4. At October 23, 2002, ProLogis’ investment in ProLogis Logistics was $85.5 million. ProLogis Logistics had total assets of $117.3 million, liabilities to third parties of $17.7 million, minority interest liability to ProLogis of $99.6 million and net equity of ($31,000) at October 23, 2002.

•	On July 1, 2002, ProLogis acquired the voting membership interests in Kingspark LLC. Kingspark LLC owned the voting common stock of Kingspark S.A. Consequently, ProLogis began

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presenting its investments in both Kingspark S.A. and Kingspark LLC on a consolidated basis. Prior to this change in reporting method, ProLogis’ investments in Kingspark LLC and Kingspark S.A. were presented under the equity method. See Notes 2 and 4. At June 30, 2002, ProLogis’ combined investments in Kingspark LLC and Kingspark S.A. were $510.1 million (net of amounts deferred related to the portion of gains that do not qualify for current income recognition of $19.5 million — see Note 4). Kingspark S.A. and Kingspark LLC had combined total assets of $644.0 million; combined liabilities to third parties of $114.1 million (including $31.4 million of line of credit borrowings); combined minority interest liability to ProLogis of $529.6 million (including loans of $429.7 million) and net equity of $0.3 million at July 1, 2002.

•	ProLogis received $67.3 million, $92.6 million and $44.4 million of the proceeds from the contribution of properties to property funds in the form of an equity interest in the property funds during 2002, 2001 and 2000, respectively.

•	ProLogis assumed $37.2 million of secured debt in connection with the acquisition of properties in 2002. In 2001, in connection with the acquisition of a property, a municipality issued $10.3 million of assessment bonds to ProLogis.

•	Net foreign currency translation adjustments of $111.0 million, $(30.0) million and $(24.0) million were recognized in 2002, 2001 and 2000, respectively.

•	Limited partnership units aggregating $1.5 million, $0.2 million and $8.2 million (total minority interest of $13.9 million less $5.7 million representing amounts due to ProLogis by the holder of the units) were converted into Common Shares in 2002, 2001 and 2000, respectively.

•	During 2002, 2001, and 2000, ProLogis capitalized portions of its total share-based compensation cost of $4.1 million, $1.9 million and $1.4 million, respectively, to the investment basis of its real estate assets.

•	In connection with the original agreement for the acquisition of the Kingspark S.A., ProLogis issued 67,000 Common Shares valued at $1.5 million and 602,000 Common Shares valued at $11.9 million in 2001 and 2000, respectively.

•	ProLogis received $2.3 million and $7.7 million of the proceeds from the sales of properties to third parties in the form of notes receivable in 2001 and 2000, respectively.

•	Series B Convertible Preferred Shares aggregating $151.8 million and $19.1 million were converted into Common Shares in 2001 and 2000, respectively.

•	In 2001 and 2000, ProLogis contributed 49.9% and 50.1%, respectively, of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest in ProLogis European Properties Fund of $83.0 million and $78.0 million, respectively. ProLogis European Properties S.a.r.l. had total assets of $403.9 million and total liabilities of $248.1 million at January 7, 2000, the date of the first contribution. ProLogis recognized its investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. under the equity method from January 7, 2000 through January 6, 2001. See Note 4.

•	ProLogis received $13.2 million of the proceeds from the contribution of properties to ProLogis North American Properties Fund II in the form of a note receivable during 2000. The note was repaid in 2001.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Long-Term Compensation

Incentive Plan and Outside Trustees Plan

      The Incentive Plan includes an employee share purchase plan, a share option plan, a restricted share unit plan and a performance share plan. No more than 22,600,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. Common Shares may be awarded under the Incentive Plan through 2007. Additionally, ProLogis has 500,000 Common Shares authorized for issuance under its Share Option Plan for Outside Trustees (the “Outside Trustees Plan”). At December 31, 2002, 8,183,000 Common Shares remain to be issued under the Incentive Plan and 349,000 Common Shares remain to be issued under the Outside Trustees Plan.

          Employee Share Purchase Plan

      The employee share purchase plan allowed certain employees of ProLogis to purchase Common Shares on September 8, 1997 at a price of $21.21875 per share. ProLogis financed 95% of the total price ($27.3 million) of the 1,356,834 Common Shares purchased through ten-year, recourse notes to the participants. The notes, which were recognized as a deduction from shareholders’ equity, earned interest at the lower of ProLogis’ annual dividend yield on Common Shares or 6.0% per annum and were secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options each to purchase one Common Share for $21.21875.

      In November 2002, ProLogis repurchased 393,602 Common Shares that were originally purchased under the employee share purchase plan for $24.643 per share. The employees who sold the Common Shares to ProLogis used the proceeds from the sales of Common Shares of $9.7 million to repay all of the outstanding amounts due on the notes. As incentive to allow ProLogis to repurchase these Common Shares, ProLogis issued 587,793 share options, each to purchase one Common Share for $24.643.

          Share Options

      ProLogis has granted various share options under the Incentive Plan and the Outside Trustees Plan. Share options issued under the Incentive Plan and the Outside Trustees Plan provide for graded vesting at various rates over periods from one to 10 years, subject to certain conditions. Except as noted below, each

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share option is exercisable into one Common Share. Share options outstanding at December 31, 2002 were as follows (dollar amounts in U.S. dollars):

				Weighted
				Average
	Number of		Expiration	Remaining
	Options	Exercise Price(1)	Date	Life

Outside Trustees Plan(2)(3)	114,000	$19.75-$25.00	2003-2012	7.0 years
Share option plan(4):
1997 grants(5)	183,986	$21.21875-$23.96875	2007	4.7 years
1998 grants(5)	1,076,457	$20.9375-$24.625	2008	5.8 years
1999 grants(5)	1,076,085	$17.1875-$19.71875	2009	6.7 years
2000 grants(5)	1,110,594	$20.0625-$24.25	2010	7.7 years
2001 grants(6)	1,498,798	$20.675-$22.02	2011	8.7 years
2002 grants(7)	1,867,518	$21.890-$24.755	2012	9.7 years
Employee share purchase plan(4):
1997 grants(7)	1,300,143	$21.21875	2007	4.7 years
2002 grants(7)(8)	587,793	$24.643	2007	4.7 years
Other grants(9)	54,992	$14.375-$21.9375	2004	1.3 years
Options sold to unconsolidated investees(10)	446,964	$18.625-$24.5625	2008-2011	7.8 years

Total	9,317,330

(1)	The exercise price is equal to the average of the high and low market prices on the date of grant for each issuance.

(2)	Share options granted generally vest over a four-year period.

(3)	The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option, except for holders of 4,000 share options granted prior to 1999 which do not earn DEUs. The holders of share options granted in 2001 earn DEUs only through the vesting period of the underlying share option and the holders of share options granted in 2002 do not earn DEUs.

(4)	Share options granted in 1997 vested over a five-year period and are fully vested at December 31, 2002. All other share options granted vest over a four-year period.

(5)	The holders of these share options earn DEUs each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option.

(6)	The holders of these share options earn DEUs each year until the earlier of the date the underlying share option is exercised or the end of the vesting period of the underlying share option.

(7)	The holders of these share options do not earn DEUs.

(8)	These share options were issued to those employees who had employee share purchase notes outstanding in November 2002 as incentive to allow ProLogis to repurchase the Common Shares pledged as security for the notes in an amount sufficient to retire the notes. All but 59,804 of these share options are fully exercisable.

(9)	ProLogis share options were issued to holders of options of a company that was merged with ProLogis in 1999. These share options are all fully exercisable into 1.1 Common Shares, plus $2.00.

(10)	The holders of share options granted by the unconsolidated investees to their employees before 2001 earn DEUs each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. The holders of share options granted by the unconsolidated investees to their employees in 2001 earn DEUs only through the vesting period of the underlying

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share option. No share options were sold to unconsolidated investees after 2001. All of the share options granted to employees of unconsolidated investees vest over a four-year period.

      The weighted average fair value of the share options granted under the Incentive Plan to ProLogis’ employees, granted under the Outside Trustees Plan and sold to unconsolidated investees during 2002 was $2.44 per option. The activity with respect to ProLogis’ share options is presented below for the periods indicated.

		Weighted
		Average	Number of
	Number of	Exercise	Options
	Options	Price	Exercisable

Balance at December 31, 1999	7,463,208	$20.38	5,567,272
Granted/ Sold	1,702,028	24.65	755,627
Exercised	(744,171)	19.80	(744,171)
Forfeited	(700,459)	20.55	—

Balance at December 31, 2000	7,720,606	21.04	5,578,728
Granted/ Sold	1,832,538	20.70	422,915
Exercised	(237,229)	22.35	(237,229)
Forfeited	(225,055)	21.44	—

Balance at December 31, 2001	9,090,860	20.96	5,764,414
Granted	2,490,311	24.64	527,989
Exercised	(1,203,603)	20.81	(1,203,603)
Forfeited	(1,060,238)	21.63	—

Balance at December 31, 2002	9,317,330	$21.38	5,088,800

Restricted Share Units

      Restricted share units (“RSUs”) in the form of Common Shares are granted at a rate of one Common Share per RSU from time to time to employees of ProLogis. The RSUs are valued on the grant date based upon the market price of a Common Share on that date. ProLogis recognizes the value of the RSUs granted over the applicable vesting period as compensation expense. During 2002, 21,875 RSUs at a total value of $474,000 were exercised. At December 31, 2002, there were 565,625 RSUs outstanding at a total value of $12.1 million. Of the RSUs outstanding, 338,125 are vested and their total value of $7.7 million has been recognized as expense. The remaining RSUs outstanding at December 31, 2002 will vest through 2007 as follows (in thousands of U.S. dollars, as applicable):

	Number of	Value Remaining
	Units	to be Expensed

2003	46,300	$619
2004	41,875	885
2005	55,575	1,158
2006	41,875	885
2007	41,875	885

Total	227,500	$4,432

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Share Plan

      Under the performance share plan, certain employees are granted performance share awards (“PSAs”) that can be paid in the form of Common Shares or in cash. The grants are based on certain performance criteria established in advance for each employee eligible for the grant. If, based on the performance criteria, a PSA is earned, the recipient must continue to be employed by ProLogis for two years before any portion of the grant is vested. The PSAs carry no voting rights during this two-year waiting period but do earn DEUs, which are vested at the end of the two-year waiting period.

      At December 31, 2002, there were 595,532 PSAs outstanding at a total value of $13.9 million. Of these PSAs, 165,925 were vested and the holders received Common Shares or cash payments equal to the $3.7 million value of these PSAs in January 2003. ProLogis has expensed $1.8 million of the value of the PSAs that have not vested at December 31, 2002. The PSAs remaining at December 31, 2002 will vest through 2004 as follows (in thousands of U.S. dollars, except share amounts):

	Number of	Value Remaining
	Units	to be Expensed

2003	167,657	$1,803
2004	261,950	6,559

Total	429,607	$8,362

Dividend Equivalent Units

      DEUs in the form of Common Shares are earned at a rate of one Common Share per DEU for certain share options, RSUs and PSAs. The DEUs are valued on the grant date (December 31st) based upon the market price of the Common Shares on that date and ProLogis recognizes that value as compensation expense over the vesting period of the underlying grant. The DEUs vest in accordance with the vesting schedule of the underlying share option, RSU or RSA. Beginning in 2002, share options granted do not earn DEUs. Of the total RSUs outstanding, 167,500 RSUs do not earn DEUs but do receive dividends at ProLogis’ current Common Share distribution rate.

      At December 31, 2002, there were 1,075,820 DEUs outstanding, of which 826,098 were vested. The total value of the DEUs outstanding is $24.5 million, of which $19.0 million, the total value of the vested DEUs, has been expensed at December 31, 2002. The remaining DEUs outstanding at December 31, 2002 will vest through 2005 as follows (in thousands of U.S. dollars, except share amounts):

	Number of	Value Remaining
	Units	to be Expensed

2003	65,326	$3,010
2004	90,640	1,772
2005	93,755	721

Total	249,721	$5,503

401(k) Savings Plan and Trust

      ProLogis has a 401(k) Savings Plan and Trust (“401(k) Plan”), that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees’ annual compensation (within the statutory compensation limit). A total of 190,000 Common Shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed Common Shares is based on the employees’ years of service, with 20% vesting each year of service, over a five-year period.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through December 31, 2002, no Common Shares have been issued under the 401(k) Plan as all matching contributions have been made with Common Shares purchased in the open market.

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

13. Selected Quarterly Financial Data (Unaudited):

      Selected quarterly financial data (in thousands of U.S. dollars, except for per share amounts) for 2002 and 2001 is as follows:

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,	Total

2002:
Rental income	$112,929	$111,125	$108,577	$116,848	$449,479

Earnings before minority interest	$73,710	$75,086	$36,798	$92,347	$277,941
Minority interest share in earnings	1,282	1,308	1,285	1,633	5,508
Gain (loss) on disposition of real estate, net	(153)	4,800	482	1,519	6,648
Foreign currency exchange gains (losses), net	(339)	(6,533)	4,404	437	(2,031)
Total income taxes	8,761	7,031	7,008	5,369	28,169

Net earnings	63,175	65,014	33,391	87,301	248,881
Less preferred share dividends	8,179	8,179	8,179	8,178	32,715

Net earnings attributable to Common Shares	$54,996	$56,835	$25,212	$79,123	$216,166

Basic per share net earnings attributable to Common Shares	$0.31	$0.32	$0.14	$0.44	$1.22

Diluted per share net earnings attributable to Common Shares	$0.31	$0.31	$0.14	$0.44	$1.20

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,	Total

2001:
Rental income	$119,244	$117,692	$116,162	$113,616	$466,714

Earnings (loss) before minority interest	$57,845	$58,979	$61,304	$(45,085)	$133,043
Minority interest share in earnings	1,376	1,458	1,470	2,157	6,461
Gain (loss) on disposition of real estate, net	(1,198)	(1,427)	3,488	9,145	10,008
Foreign currency exchange gains (losses), net	2,657	1,652	(6,545)	(1,485)	(3,721)
Total income tax (benefit) expense	2,489	3,675	(313)	(1,126)	4,725

Net earnings (loss)	55,439	54,071	57,090	(38,456)	128,144
Less preferred share dividends	11,432	9,519	8,179	8,179	37,309

Net earnings (loss) attributable to Common Shares	$44,007	$44,552	$48,911	$(46,635)	$90,835

Basic per share net earnings (loss) attributable to Common Shares	$0.26	$0.26	$0.28	$(0.27)	$0.53

Diluted per share net earnings (loss) attributable to Common Shares	$0.25	$0.26	$0.28	$(0.27)	$0.52

      To conform to the 2002 presentation, rental income amounts for the three-month periods ended June 30, 2001, September 30, 2001 and December 31, 2001 as reported in ProLogis’ Annual Report on Form 10-K for the year ended December 31, 2001, as amended, have been adjusted by $545,000, $215,000 and $177,000, respectively. This adjustment is necessary so that rental income as presented above for these periods will include income related to operating properties that had been inadvertently presented as other real estate income. This adjustment has no effect on ProLogis’ total income or net earnings attributable to Common Shares for these periods.

14. Related Party Transactions:

Transactions with Shareholders

      GE Capital, through its ownership of Security Capital, is ProLogis’ largest shareholder (see Note 7). ProLogis leases distribution space to GE Capital and its affiliates on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties. These leases provided base rental income of $2.9 million to ProLogis for the year ended December 31, 2002. At December 31, 2002, 627,000 square feet were leased to GE Capital and its affiliates with annualized base rental revenues of $3.3 million. ProLogis earned base rental income from leases with Security Capital and certain of its affiliates of $0.5 million and $0.8 million for the years ended December 31, 2001 and 2000, respectively.

      ProLogis and General Electric Company, an affiliate of GE Capital, have entered into an agreement for ProLogis to build a 1.0 million square foot distribution facility in the Baltimore market that General Electric Company will lease from ProLogis under the ten year agreement. The total expected cost of the facility at completion is $27.5 million. The base annual rental income at the inception of the agreement is $2.4 million.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis Equipment Services, an unconsolidated investee of ProLogis, sold substantially all of its material handling assets to GE Capital in 2002. ProLogis’ proportionate share of the gain from this transaction, recognized under the equity method, was $0.6 million.

      ProLogis and Security Capital were parties to an administrative services agreement (the “ASA”) under which Security Capital provided ProLogis with certain administrative and other services as determined by ProLogis. ProLogis paid fees to Security Capital under the ASA of $0.4 million, $0.8 million and $2.5 million for 2002, 2001 and 2000, respectively. ProLogis capitalized $0.1 million and $0.4 million of these fees in 2001 and 2000, respectively. ProLogis recognized the fees paid under the ASA related to property management activities as a component of rental expenses. All of the services originally provided under the ASA have been transferred to ProLogis and the ASA is no longer in effect.

      ProLogis paid other fees to an affiliate of Security Capital as follows:

•	$4.1 million related to capital raised in ProLogis North American Properties Fund V in 2002. See Note 4.

•	$2.8 million related to capital raised in ProLogis North American Properties Funds II, III and IV in 2001 (an additional $1.1 million was paid directly by ProLogis North American Properties Funds II, III and IV). See Note 4.

•	$0.1 million related to capital raised in ProLogis California in 2000. See Note 4.

Transactions with Chairman and Chief Executive Officer

Investments

      ProLogis invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Code. Third parties including entities in which Security Capital, previously ProLogis’ largest shareholder, held non-voting ownership interests held the voting ownership common stock of these companies. The Code, as amended in 2001, allowed ProLogis to have a voting ownership interest in these types of entities. ProLogis began negotiations to acquire the voting ownership interests in these entities in 2000. Before the acquisitions were completed it was determined that the state income tax laws governing REITs would not be changed to coincide with the amendments to the Code. Therefore, CSI/Frigo LLC and Kingspark LLC limited liability companies in which K. Dane Brooksher, ProLogis’ chairman and chief executive officer owned the voting membership interests, acquired the voting ownership interests in Frigoscandia S.A., ProLogis Logistics and Kingspark S.A. from the third parties and Security Capital.

      At December 31, 2002, Mr. Brooksher had a voting ownership interest in CSI/Frigo LLC, which has a voting ownership interest in Frigoscandia S.A. CSI/Frigo LLC had a voting ownership interest in ProLogis Logistics through October 23, 2002. Through July 1, 2002, Mr. Brooksher had a voting ownership interest in Kingspark LLC. This interest was sold to ProLogis. At December 31, 2002, Mr. Brooksher’s only remaining ownership interest is in Frigoscandia S.A., which entitles him to an effective interest in the earnings of Frigoscandia S.A. of 0.25%. See Note 4.

      Further information on Mr. Brooksher’s ownership interests follows:

•	CSI/Frigo LLC, a limited liability company formed on January 5, 2001, acquired 100% of the voting common stock of both Frigoscandia S.A. and ProLogis Logistics (both entities in which ProLogis owned 100% of the non-voting preferred stock) for an aggregate purchase price of $3.3 million. ProLogis made a loan to CSI/Frigo LLC in the amount of $2.9 million. This loan is due January 5, 2011 and bears interest at an annual rate of 8.0%. ProLogis also made a capital contribution to CSI/Frigo LLC of $404,545 and Mr. Brooksher made a capital contribution to CSI/Frigo LLC of

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$50,000. Mr. Brooksher’s membership interests (after considering the terms of the participating note from CSI/Frigo LLC to ProLogis) entitle him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. Mr. Brooksher is the managing member of CSI/Frigo LLC and he may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher’s membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. CSI/Frigo LLC sold the voting common stock of ProLogis Logistics to ProLogis on October 23, 2002 for $2.6 million. Therefore, as of December 31, 2002, CSI/Frigo LLC’s only remaining ownership interest is in the voting common stock of Frigoscandia S.A.

•	Kingspark LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock of Kingspark S.A. (an entity in which ProLogis owned 100% of the non-voting preferred stock) for $8.1 million. ProLogis made a loan to Kingspark LLC in the amount of $7.3 million. This loan is due January 5, 2006 and bears interest at an annual rate of 8.0%. ProLogis made a direct capital contribution to Kingspark LLC in the amount of $770,973. ProLogis made a loan to Mr. Brooksher in the amount of $40,557, all of which was used by Mr. Brooksher to make his capital contribution to Kingspark LLC. Therefore, ProLogis effectively funded the entire purchase price either directly or through loans to Kingspark LLC and Mr. Brooksher. The recourse loan to Mr. Brooksher from ProLogis was payable on January 5, 2006 and provided for interest at an annual rate of 8.0%. Mr. Brooksher’s membership interests entitled him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Mr. Brooksher was the managing member of Kingspark LLC and he was able to transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There were no provisions that give ProLogis the right to acquire Mr. Brooksher’s membership interests. Mr. Brooksher did not receive compensation in connection with being the managing member. On July 1, 2002, Mr. Brooksher sold his voting membership interests in Kingspark LLC to ProLogis for $45,000, representing the $40,557 principal balance of Mr. Brooksher’s note to ProLogis plus accrued interest on the note since its origination. See Note 4.

      In 2000, ProLogis invested in GoProLogis and ProLogis PhatPipe, whose income at that time was not REIT qualifying income under the provisions of the Code. These investments were structured whereby ProLogis would have only a non-voting preferred stock ownership interest. To complete the transactions, Mr. Brooksher acquired the voting ownership interest in each entity as noted below.

•	GoProLogis owns preferred stock in Vizional Technologies. Mr. Brooksher owns all of the voting common stock of GoProLogis, representing a 2% interest in the earnings or losses of GoProLogis and he is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. ProLogis owns all of the non-voting preferred stock of GoProLogis, representing a 98% interest in the earnings or losses of GoProLogis and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in GoProLogis. Mr. Brooksher’s note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis and ProLogis has the right to acquire Mr. Brooksher’s ownership interest beginning in 2001 for a price equal to the outstanding principal amount of the promissory note plus accrued and unpaid interest. GoProLogis has not made any distributions to Mr. Brooksher or ProLogis since its inception. Vizional Technologies ceased operations in 2002. See Note 4.

•	ProLogis PhatPipe owns preferred stock in PhatPipe. Mr. Brooksher owns all of the voting common stock of ProLogis PhatPipe, representing a 2% interest in the earnings or losses of ProLogis PhatPipe and he is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. ProLogis owns all of the non-voting preferred stock of ProLogis PhatPipe, representing

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a 98% interest in the earnings or losses of ProLogis PhatPipe and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed recourse promissory notes with the aggregate principal amount of $122,449 to ProLogis PhatPipe in exchange for his interest in the entity. Mr. Brooksher’s notes are payable on September 20, 2005 ($71,429 principal amount) and January 4, 2006 ($51,020 principal amount). Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis has the right to acquire Mr. Brooksher’s ownership interest beginning in 2001 for a price equal to the outstanding aggregate principal amount of the promissory notes plus accrued and unpaid interest. ProLogis PhatPipe has not made any distributions to Mr. Brooksher or ProLogis since its inception. PhatPipe ceased operations in 2001. See Note 4.

Loans

      During 2002, Mr. Brooksher’s outstanding loan that originated under ProLogis’ employee share purchase plan was fully repaid through a $1.0 million cash payment and the repurchase of 33,253 Common Shares from Mr. Brooksher. See Note 12.

Transactions with Other Senior Officers

      Entities in which Irving F. Lyons, III, ProLogis’ Vice Chairman and Chief Investment Officer, has ownership interests, owned 2,459,183 of the outstanding limited partnership units in ProLogis Limited Partnership-I at December 31, 2002 or 17.1% of ProLogis Limited Partnership-I’s total units outstanding at December 31, 2002. Mr. Lyons’ effective ownership in ProLogis Limited Partnership-I was 1.8% at December 31, 2002. See Note 6.

      Jeffrey H. Schwartz, ProLogis’ President of International Operations and President and Chief Operating Officer — Asia, owned all of the outstanding limited partnership units in ProLogis Limited Partnership-III at December 31, 2002 or 4.75% of ProLogis Limited Partnership-III’s total units outstanding at December 31, 2002 and 49,587 of the outstanding limited partnership units in ProLogis Limited Partnership-IV at December 31, 2002 or 1.07% of ProLogis Limited Partnership-IV’s total units outstanding at December 31, 2002. See Note 6.

15. Financial Instruments:

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

      At December 31, 2002 and 2001, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit balances outstanding approximate fair value as of those dates since the interest rates on the revolving lines of credit are based on current market rates. At December 31, 2002 and 2001, the fair values of ProLogis’ senior unsecured debt (the Notes) and secured debt (including mortgage notes, assessment bonds and securitized debt) have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair value of ProLogis’ senior unsecured debt and secured debt from the carrying value in the table below are the result of differences in the interest rates available to ProLogis as of December 31, 2002 and 2001, from the interest rates in effect as of the dates the debt was

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions that would make the cost of refinancing the debt exceed the benefit that could be derived from refinancing at the lower rates.

      At December 31, 2002 and 2001, the fair value of ProLogis’ derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers. As ProLogis marks its foreign currency put options to market, their fair value is the same as their carrying value. The carrying value of the foreign currency put option contracts is included as other assets in ProLogis’ Consolidated Balance Sheet.

      The following table reflects the carrying amount and estimated fair value of ProLogis’ financial instruments as of the periods indicated (in thousands of U.S. dollars):

	December 31,

	2002		2001

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior unsecured debt	$1,630,094	$1,783,943	$1,670,359	$1,718,919
Secured debt	$555,978	$602,848	$532,106	$568,389
Foreign currency put option contracts	$492	$492	$2,686	$2,686

Derivative Financial Instruments

      ProLogis uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing or anticipated obligations and transactions. ProLogis does not use derivative financial instruments for trading purposes.

      The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). The use of derivative financial instruments allows ProLogis to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effects these fluctuations would have on ProLogis’ income and cash flows.

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

      The following table summarizes the activity in foreign currency put options, ProLogis’ only derivative financial instruments, for the years ended December 31, 2002 and 2001 (in millions of U.S. dollars):

Notional amounts at December 31, 2000	$43.8
New contracts(1)	65.5
Matured or expired contracts	(43.8)

Notional amounts at December 31, 2001	65.5
New contracts(1)	56.3
Matured or expired contracts	(65.7)

Notional amounts at December 31, 2002	$56.1

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The foreign currency put option contracts are related to ProLogis’ operations in Europe. The put option contracts provide ProLogis with the option to exchange foreign currencies (euro and pound sterling) for U.S. dollars at a fixed exchange rate such that if the foreign currency were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts represent the U.S. dollar equivalent related to put option contracts with notional amounts of 38.7 million euro and 9.6 million pound sterling at December 31, 2002 and 45.8 million euro and 17.4 million pound sterling at December 31, 2001. These contracts do not qualify for hedge accounting treatment and have been marked-to-market through income as of the end of each period. ProLogis recognized aggregate expense of $4.4 million and $1.0 million in 2002 and 2001, respectively, and aggregate income of $0.6 million in 2000 on the put option contracts. The amounts recognized include mark-to-market expense of $1.4 million in 2002, mark-to-market income of $1.1 million in 2001 and mark-to-market expense of $0.9 million in 2000. See Note 2.

16. Commitments and Contingencies:

Environmental Matters

      All of the properties acquired by ProLogis were subjected to environmental reviews by either ProLogis or by the predecessor owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability (including any asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis’ business, financial condition or results of operations. Further, ProLogis is not currently aware of any environmental liability (including any asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis’ business, financial condition or results of operations.

INDEPENDENT AUDITORS’ REPORT

The Board of Trustees and Shareholders

ProLogis:

Under date of January 29, 2003, except as to paragraph 6 of note 5, and paragraph 11 of note 7, which are as of February 24, 2003, and as to paragraph 2 of note 8, which is as of February 28, 2003, we reported on the consolidated balance sheet of ProLogis (formerly ProLogis Trust) and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2002 supplemental Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of ProLogis’ management. Our responsibility is to express an opinion on Schedule III based on our audit.

In our opinion, supplemental Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2002 information set forth therein.

KPMG LLP

San Diego, California

January 29, 2003

PROLOGIS

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(In thousands of U.S. dollars, as applicable)

			INITIAL COST TO
			PROLOGIS
					COSTS
					CAPITALIZED
	NO. OF	ENCUM-		BUILDING &	SUBSEQUENT
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	TO ACQUISITION

Operating Properties(d)
North American Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(e)	5,582	3,047	24,771
Atlanta West Distribution Center	20		6,771	34,785	13,648
Breckenridge Distribution Center(d)	1		1,440	—	4,452
Carter-Pacific Business Center	3		556	3,151	959
Cedars Distribution Center	1		1,366	7,739	2,789
Greenwood Industrial Center(d)	1		2,497	—	10,977
International Airport Industrial Center	9	(f)	2,939	14,146	5,726
LaGrange Distribution Center	1		174	986	556
McDonough Distribution Center(g)	1		1,507	19,000	—
Northeast Industrial Center	4		1,109	6,283	2,003
Northmont Industrial Center	1		566	3,209	894
Oakcliff Industrial Center	3		608	3,446	544
Olympic Industrial Center	2		698	3,956	1,703
Peachtree Commerce Business Center	4	(f)	707	4,004	1,128
Piedmont Court Distribution Center	2		885	5,013	1,849
Plaza Industrial Center	1		66	372	99
Pleasantdale Industrial Center	2		541	3,184	690
Riverside Distribution Center	3		2,533	13,336	1,786
South Royal Distribution Center(d)	1		356	2,019	8
Tradeport Distribution Center	3		1,464	4,563	6,215
Weaver Distribution Center	2		935	5,182	1,231
Westfork Industrial Center	10		2,483	14,115	1,504
Westgate Industrial Center(d)	1		489	2,768	9

Total Atlanta, Georgia	84		36,272	154,304	83,541

Austin, Texas
Corridor Park Corporate Center	6		1,652	1,681	15,241
Montopolis Distribution Center	1		580	3,384	1,013
Rutland Distribution Center	2		460	2,617	471
Southpark Corporate Center	7		1,946	—	14,513

[Additional columns below]

[Continued from above table, first column(s) repeated]

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Operating Properties(d)
North American Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	6,275	27,125	33,400	(5,959)	1996, 1997
Atlanta West Distribution Center	6,773	48,431	55,204	(13,240)	1994, 1996
Breckenridge Distribution Center(d)	1,440	4,452	5,892	—	2001
Carter-Pacific Business Center	556	4,110	4,666	(1,152)	1995
Cedars Distribution Center	1,691	10,203	11,894	(1,283)	1999
Greenwood Industrial Center(d)	2,497	10,977	13,474	—	2001
International Airport Industrial Center	2,972	19,839	22,811	(5,418)	1994, 1995
LaGrange Distribution Center	174	1,542	1,716	(415)	1994
McDonough Distribution Center(g)	1,507	19,000	20,507	(1,671)	2002
Northeast Industrial Center	1,050	8,345	9,395	(2,189)	1996
Northmont Industrial Center	566	4,103	4,669	(1,031)	1994
Oakcliff Industrial Center	608	3,990	4,598	(1,079)	1995
Olympic Industrial Center	757	5,600	6,357	(1,466)	1996
Peachtree Commerce Business Center	707	5,132	5,839	(1,500)	1994
Piedmont Court Distribution Center	885	6,862	7,747	(1,618)	1997
Plaza Industrial Center	66	471	537	(141)	1995
Pleasantdale Industrial Center	541	3,874	4,415	(1,114)	1995
Riverside Distribution Center	2,556	15,099	17,655	(1,928)	1999
South Royal Distribution Center(d)	356	2,027	2,383	—	2002
Tradeport Distribution Center	1,479	10,763	12,242	(2,730)	1994, 1996
Weaver Distribution Center	935	6,413	7,348	(1,722)	1995
Westfork Industrial Center	2,483	15,619	18,102	(4,023)	1995
Westgate Industrial Center(d)	489	2,777	3,266	—	2002

Total Atlanta, Georgia	37,363	236,754	274,117	(49,679)

Austin, Texas
Corridor Park Corporate Center	2,113	16,461	18,574	(3,930)	1995, 1996
Montopolis Distribution Center	580	4,397	4,977	(1,430)	1994
Rutland Distribution Center	462	3,086	3,548	(932)	1993
Southpark Corporate Center	1,946	14,513	16,459	(4,133)	1994, 1995, 1996

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Walnut Creek Corporate Center(d)	11		2,366	2,920	19,689

Total Austin, Texas	27		7,004	10,602	50,927

Charlotte, North Carolina
Barringer Industrial Center	3		308	1,746	663
Bond Distribution Center	2		905	5,126	1,035
Carowinds Distribution Center	1		3,600	20,400	—
Charlotte Commerce Center	10	(e)	4,341	24,954	5,955
Charlotte Distribution Center	9	(e)	4,578	—	24,945
Charlotte Distribution Center South(d)	1		309	—	4,037
Interstate North Business Park	2		535	3,030	450
Northpark Distribution Center	2	(e)	1,183	6,707	896

Total Charlotte, North Carolina	30		15,759	61,963	37,981

Chattanooga, Tennessee
Stone Fort Distribution Center	4		2,063	11,688	686
Tiftonia Distribution Center	1		146	829	186

Total Chattanooga, Tennessee	5		2,209	12,517	872

Chicago, Illinois
Addison Distribution Center	1		646	3,662	470
Alsip Distribution Center	2	(h)	2,093	11,859	7,159
Bensenville Distribution Center	2		1,668	9,448	3,957
Bloomingdale 100 Business Center(d)	1		359	—	6,972
Bolingbrook Distribution Center	2		4,565	25,864	908
Bridgeview Distribution Center	4		1,302	7,378	1,494
Des Plaines Distribution Center	3		2,158	12,232	2,735
Elk Grove Distribution Center	20	(f)(h)	7,689	43,568	8,289
Elmhurst Distribution Center	1		713	4,043	359
Glendale Heights Distribution Center	3		3,903	22,119	638
Glenview Distribution Center	2	(f)(h)	1,156	6,550	1,139
Itasca Distribution Center	3		1,613	9,143	841
Lombard Distribution Center	1	(h)	1,170	6,630	187
Mitchell Distribution Center	1	(f)	1,236	7,004	1,531
North Avenue Distribution Center	2		3,201	—	8,999
Northlake Distribution Center	1		372	2,106	280
O’Hare Cargo Distribution Center(d)	3		6,246	—	20,370

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Walnut Creek Corporate Center(d)	2,425	22,550	24,975	(5,115)	1994, 1995, 1996

Total Austin, Texas	7,526	61,007	68,533	(15,540)

Charlotte, North Carolina
Barringer Industrial Center	308	2,409	2,717	(740)	1994
Bond Distribution Center	905	6,161	7,066	(1,800)	1994
Carowinds Distribution Center	3,600	20,400	24,000	(2,522)	1999
Charlotte Commerce Center	4,342	30,908	35,250	(9,143)	1994
Charlotte Distribution Center	6,096	23,427	29,523	(5,505)	1995, 1996, 1997, 1998
Charlotte Distribution Center South(d)	1,082	3,264	4,346	—	2001
Interstate North Business Park	535	3,480	4,015	(760)	1997
Northpark Distribution Center	1,184	7,602	8,786	(1,584)	1994, 1998

Total Charlotte, North Carolina	18,052	97,651	115,703	(22,054)

Chattanooga, Tennessee
Stone Fort Distribution Center	2,063	12,374	14,437	(3,439)	1994
Tiftonia Distribution Center	146	1,015	1,161	(265)	1995

Total Chattanooga, Tennessee	2,209	13,389	15,598	(3,704)

Chicago, Illinois
Addison Distribution Center	640	4,138	4,778	(1,022)	1997
Alsip Distribution Center	2,549	18,562	21,111	(3,673)	1997, 1999
Bensenville Distribution Center	1,667	13,406	15,073	(3,475)	1997
Bloomingdale 100 Business Center(d)	1,608	5,723	7,331	—	2001
Bolingbrook Distribution Center	4,564	26,773	31,337	(3,408)	1999
Bridgeview Distribution Center	1,303	8,871	10,174	(2,051)	1996
Des Plaines Distribution Center	2,159	14,966	17,125	(3,516)	1995, 1996
Elk Grove Distribution Center	7,689	51,857	59,546	(9,924)	1995, 1996, 1997, 1998, 1999
Elmhurst Distribution Center	713	4,402	5,115	(854)	1997
Glendale Heights Distribution Center	3,903	22,757	26,660	(2,910)	1999
Glenview Distribution Center	1,156	7,689	8,845	(1,248)	1996, 1999
Itasca Distribution Center	1,613	9,984	11,597	(1,748)	1996, 1997, 1998
Lombard Distribution Center	1,170	6,817	7,987	(853)	1999
Mitchell Distribution Center	1,236	8,535	9,771	(2,081)	1996
North Avenue Distribution Center	2,047	10,153	12,200	(1,774)	1997, 1998
Northlake Distribution Center	372	2,386	2,758	(508)	1996
O’Hare Cargo Distribution Center(d)	8,605	18,011	26,616	(1,949)	1997, 2002

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Pleasant Prairie Distribution Center	1		1,314	7,450	137
Remington Lakes Distribution Center(d)	1		2,761	—	11,462
Romeoville Distribution Center	2		1,104	6,258	20
South Holland Distribution Center	2	(h)	1,156	6,550	380
Woodale Distribution Center	1		263	1,490	153

Total Chicago, Illinois	59		46,688	193,354	78,480

Cincinnati, Ohio
Airpark Distribution Center	2	(e)	1,128	—	11,466
Capital Distribution Center I	4	(e)	1,750	9,922	1,929
Capital Distribution Center II	5	(e)	1,953	11,067	2,733
Capital Industrial Center I	10	(e)	1,039	5,885	2,808
Constitution Distribution Center	1		1,465	8,301	116
Empire Distribution Center	3	(e)	529	2,995	1,039
Fairfield Distribution Center(d)	1		586	3,319	9
Kentucky Drive Business Center	4		553	3,134	1,173
Production Distribution Center	2	(i)	717	2,717	2,699
Sharonville Distribution Center	3	(e)	1,761	—	11,428
Springdale Commerce Center	3		421	2,384	1,379
Union Center Business Park(d)	1		345	—	3,473

Total Cincinnati, Ohio	39		12,247	49,724	40,252

Columbus, Ohio
Canal Pointe Distribution Center	1		1,237	7,013	1
Capital Park South Distribution Center(d)	5	(e)	2,268	—	31,159
Charter Street Distribution Center	1	(h)	1,245	7,055	12
Columbus West Industrial Center	3	(e)	645	3,655	1,786
Corporate Park West	2	(e)	679	3,849	479
Fisher Distribution Center	1		1,197	6,785	1,971
Foreign Trade Center I	5		6,527	36,989	4,134
International Street Commerce(d)	2		455	—	7,006
McCormick Distribution Center	5		1,664	9,429	3,049
New World Distribution Center	1		207	1,173	1,243
South Park Distribution Center	1		1,086	6,151	59
Westbelt Business Center	2	(e)	465	2,635	695

Total Columbus, Ohio	29		17,675	84,734	51,594

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Pleasant Prairie Distribution Center	1,315	7,586	8,901	(929)	1999
Remington Lakes Distribution Center(d)	2,761	11,462	14,223	—	2001
Romeoville Distribution Center	1,104	6,278	7,382	(778)	1999
South Holland Distribution Center	1,156	6,930	8,086	(914)	1999
Woodale Distribution Center	263	1,643	1,906	(328)	1997

Total Chicago, Illinois	49,593	268,929	318,522	(43,943)

Cincinnati, Ohio
Airpark Distribution Center	1,716	10,878	12,594	(2,702)	1996
Capital Distribution Center I	1,751	11,850	13,601	(3,258)	1994
Capital Distribution Center II	1,953	13,800	15,753	(4,042)	1994
Capital Industrial Center I	1,105	8,627	9,732	(2,502)	1994, 1995
Constitution Distribution Center	1,465	8,417	9,882	(1,037)	1999
Empire Distribution Center	529	4,034	4,563	(1,052)	1995
Fairfield Distribution Center(d)	586	3,328	3,914	—	2002
Kentucky Drive Business Center	553	4,307	4,860	(1,151)	1997
Production Distribution Center	824	5,309	6,133	(1,017)	1994, 1998
Sharonville Distribution Center	2,424	10,765	13,189	(1,493)	1997, 1998
Springdale Commerce Center	421	3,763	4,184	(1,053)	1996
Union Center Business Park(d)	345	3,473	3,818	—	2001

Total Cincinnati, Ohio	13,672	88,551	102,223	(19,307)

Columbus, Ohio
Canal Pointe Distribution Center	1,238	7,013	8,251	(878)	1999
Capital Park South Distribution Center(d)	2,609	30,818	33,427	(5,455)	1996, 1998, 1999
Charter Street Distribution Center	1,245	7,067	8,312	(874)	1999
Columbus West Industrial Center	645	5,441	6,086	(1,365)	1995
Corporate Park West	679	4,328	5,007	(1,007)	1996
Fisher Distribution Center	1,197	8,756	9,953	(2,496)	1995
Foreign Trade Center I	6,992	40,658	47,650	(5,002)	1999
International Street Commerce(d)	483	6,978	7,461	(407)	1997, 1999
McCormick Distribution Center	1,664	12,478	14,142	(3,384)	1994
New World Distribution Center	207	2,416	2,623	(765)	1994
South Park Distribution Center	1,085	6,211	7,296	(768)	1999
Westbelt Business Center	465	3,330	3,795	(500)	1998

Total Columbus, Ohio	18,509	135,494	154,003	(22,901)

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Dallas/Fort Worth, Texas
Arlington Corporate Center(d)	2		2,135	—	9,415
Carter Industrial Center	1		334	—	2,353
Centerport Distribution Center	2	(h)	1,558	8,830	273
Dallas Corporate Center(d)	11	(f)	5,714	—	33,867
Enterprise Distribution Center	3		2,719	15,410	10
Freeport Corporation Center(d)	1		1,142	—	12,139
Freeport Distribution Center	4		1,393	5,549	4,286
Great Southwest Distribution Center(d)	39	(f)(h)	17,839	88,308	8,954
Great Southwest Industrial Center I	2	(f)	234	1,326	956
Lone Star Distribution Center	1		512	2,896	230
Northgate Distribution Center(d)	11	(h)	4,105	24,258	9,048
Northpark Business Center	1		197	1,117	304
Pinnacle Park Distribution Center(d)	2		5,058	—	23,906
Plano Distribution Center	7	(h)	3,915	22,186	435
Redbird Distribution Center	2		1,095	6,212	350
Royal Commerce Center	4	(f)	1,975	11,190	1,920
Royal Distribution Center	1		811	4,598	158
Stemmons Distribution Center	1		272	1,544	482
Stemmons Industrial Center	14		2,216	12,559	3,237
Trinity Mills Distribution Center	7	(f)	4,453	27,346	582
Valwood Business Center	4		1,884	10,676	530
Valwood Distribution Center	7	(h)	4,430	25,101	681

Total Dallas/ Fort Worth, Texas	127		63,991	269,106	114,116

Denver, Colorado
Denver Business Center(d)	7		2,362	9,450	12,386
Downing Distribution Center	1		—	3,877	72
Havana Distribution Center	1		401	2,281	727
Moline Distribution Center	1		327	1,850	277
Moncrieff Distribution Center	1		314	2,493	627
Pagosa Distribution Center	1		406	2,322	555
Upland Distribution Center I	6		821	5,710	9,413

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Dallas/Fort Worth, Texas
Arlington Corporate Center(d)	2,148	9,402	11,550	—	2001
Carter Industrial Center	334	2,353	2,687	(602)	1996
Centerport Distribution Center	1,558	9,103	10,661	(1,119)	1999
Dallas Corporate Center(d)	6,012	33,569	39,581	(5,837)	1996, 1997, 1998, 1999
Enterprise Distribution Center	2,719	15,420	18,139	(1,932)	1999
Freeport Corporation Center(d)	2,250	11,031	13,281	—	2000
Freeport Distribution Center	1,440	9,788	11,228	(1,796)	1996, 1997, 1998
Great Southwest Distribution Center(d)	16,489	98,612	115,101	(14,227)	1994, 1995, 1996, 1997, 1999, 2000, 2001, 2002
Great Southwest Industrial Center I	308	2,208	2,516	(594)	1995
Lone Star Distribution Center	511	3,127	3,638	(728)	1996
Northgate Distribution Center(d)	5,095	32,316	37,411	(5,394)	1994, 1996, 1999, 2001
Northpark Business Center	197	1,421	1,618	(391)	1995
Pinnacle Park Distribution Center(d)	5,042	23,922	28,964	—	2001
Plano Distribution Center	3,915	22,621	26,536	(2,821)	1999
Redbird Distribution Center	1,096	6,561	7,657	(1,071)	1994, 1999
Royal Commerce Center	1,975	13,110	15,085	(2,523)	1997
Royal Distribution Center	811	4,756	5,567	(195)	2001
Stemmons Distribution Center	272	2,026	2,298	(544)	1995
Stemmons Industrial Center	2,216	15,796	18,012	(3,657)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	4,456	27,925	32,381	(4,305)	1996, 1999, 2001
Valwood Business Center	1,884	11,206	13,090	(469)	2001
Valwood Distribution Center	4,430	25,782	30,212	(3,274)	1999

Total Dallas/ Fort Worth, Texas	65,158	382,055	447,213	(51,479)

Denver, Colorado
Denver Business Center(d)	2,362	21,836	24,198	(4,135)	1992, 1994, 1996, 2001, 2002
Downing Distribution Center	—	3,949	3,949	(458)	1999
Havana Distribution Center	401	3,008	3,409	(991)	1993
Moline Distribution Center	327	2,127	2,454	(646)	1994
Moncrieff Distribution Center	314	3,120	3,434	(1,069)	1992
Pagosa Distribution Center	406	2,877	3,283	(1,052)	1993
Upland Distribution Center I	821	15,123	15,944	(4,514)	1992, 1994, 1995

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Upland Distribution Center II	6		2,456	13,946	2,380

Total Denver, Colorado	24		7,087	41,929	26,437

El Paso, Texas
Billy the Kid Distribution Center	1		273	1,547	710
Goodyear Distribution Center	1		511	2,899	1,053
Northwestern Corporate Center(d)	7		1,552	—	22,313
Pan American Distribution Center(d)	1		196	1,110	7
Vista Corporate Center	4		1,945	—	11,497
Vista Del Sol Industrial Center	4	(h)	996	—	16,781

Total El Paso, Texas	18		5,473	5,556	52,361

Fort Lauderdale/Miami, Florida
Airport West Distribution Center	2		1,253	3,825	3,265
CenterPort Distribution Center	3		2,083	11,806	462
Copans Distribution Center	2		504	2,857	370
North Andrews Distribution Center	1	(i)	698	3,956	97
Port Lauderdale Distribution Center	2		896	—	7,712

Total Fort Lauderdale/ Miami, Florida	10		5,434	22,444	11,906

Houston, Texas
Blalock Distribution Center(d)	3		2,758	15,626	4
Brittmore Distribution Center	2		1,838	10,417	727
Crosstimbers Distribution Center	1		359	2,035	537
Hempstead Distribution Center	3		1,013	5,740	1,205
I-10 Central Distribution Center	2		181	1,023	309
I-10 Central Service Center	1		58	330	142
Kempwood Business Center	4		1,746	9,894	931
Perimeter Distribution Center	2		813	4,604	462
Pine Forest Business Center	18	(f)	4,859	27,557	4,125
Pine North Distribution Center	2		847	4,800	429
Pine Timbers Distribution Center	2		2,956	16,750	1,549
Pinemont Distribution Center	2		642	3,636	335
Post Oak Business Center	15	(f)	3,005	15,378	5,016
Post Oak Distribution Center	7	(f)	2,115	12,017	4,099
South Loop Distribution Center	5		1,051	5,964	2,615
Southland Distribution Center(d)	2		1,670	9,466	3

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Upland Distribution Center II	2,489	16,293	18,782	(5,227)	1993, 1994

Total Denver, Colorado	7,120	68,333	75,453	(18,092)

El Paso, Texas
Billy the Kid Distribution Center	273	2,257	2,530	(639)	1994
Goodyear Distribution Center	511	3,952	4,463	(802)	1991
Northwestern Corporate Center(d)	2,537	21,328	23,865	(4,006)	1992, 1993, 1994, 1997, 1998, 2000
Pan American Distribution Center(d)	196	1,117	1,313	—	2002
Vista Corporate Center	1,946	11,496	13,442	(2,846)	1994, 1995, 1996
Vista Del Sol Industrial Center	2,056	15,721	17,777	(3,481)	1995, 1997, 1998

Total El Paso, Texas	7,519	55,871	63,390	(11,774)

Fort Lauderdale/Miami, Florida
Airport West Distribution Center	1,974	6,369	8,343	(1,210)	1995, 1998
CenterPort Distribution Center	2,083	12,268	14,351	(1,498)	1999
Copans Distribution Center	504	3,227	3,731	(734)	1997, 1998
North Andrews Distribution Center	698	4,053	4,751	(1,105)	1994
Port Lauderdale Distribution Center	2,205	6,403	8,608	(932)	1997

Total Fort Lauderdale/ Miami, Florida	7,464	32,320	39,784	(5,479)

Houston, Texas
Blalock Distribution Center(d)	2,758	15,630	18,388	—	2002
Brittmore Distribution Center	1,838	11,144	12,982	(1,610)	1999
Crosstimbers Distribution Center	359	2,572	2,931	(752)	1994
Hempstead Distribution Center	1,013	6,945	7,958	(2,081)	1994
I-10 Central Distribution Center	181	1,332	1,513	(441)	1994
I-10 Central Service Center	58	472	530	(164)	1994
Kempwood Business Center	1,746	10,825	12,571	(615)	2001
Perimeter Distribution Center	813	5,066	5,879	(625)	1999
Pine Forest Business Center	4,859	31,682	36,541	(8,734)	1993, 1994, 1995
Pine North Distribution Center	847	5,229	6,076	(752)	1999
Pine Timbers Distribution Center	2,956	18,299	21,255	(2,684)	1999
Pinemont Distribution Center	642	3,971	4,613	(573)	1999
Post Oak Business Center	3,005	20,394	23,399	(6,275)	1993, 1994, 1996
Post Oak Distribution Center	2,115	16,116	18,231	(5,466)	1993, 1994
South Loop Distribution Center	1,052	8,578	9,630	(2,605)	1994
Southland Distribution Center(d)	1,670	9,469	11,139	—	2002

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Southwest Freeway Industrial Center	1		84	476	174
West by Northwest Industrial Center	16		4,368	8,382	34,119
White Street Distribution Center	1		469	2,656	364
Wingfoot Distribution Center(d)	1		706	4,001	1

Total Houston, Texas	90		31,538	160,752	57,146

I-81 Corridor, Pennsylvania
Harrisburg Industrial Center	1	(h)	782	6,190	517
Kraft Distribution Center	1		2,457	13,920	—
Northport Industrial Center	1	(h)	395	21,707	2,336

Total I-81 Corridor, Pennsylvania	3		3,634	41,817	2,853

I-95 Corridor, New Jersey
Bellmawr Distribution Center	1		212	1,197	97
Brunswick Distribution Center	2		870	4,928	1,875
Chester Distribution Center(j)	1		548	5,320	—
Clearview Distribution Center	1		2,232	12,648	438
Cranbury Business Park(d)	1		2,012	—	10,692
Kilmer Distribution Center	4	(e)	2,526	14,313	1,298
Liberty Corner Business Center(k)	1		1,000	4,873	—
Meadowland Distribution Center(l)	1		2,254	22,711	—
Meadowland Industrial Center	8	(e)	5,676	32,167	13,646
Mt. Laurel Distribution Center	3		826	4,679	319
National Distribution Center	2		513	2,908	1,115
Pennsauken Distribution Center	3		376	2,132	168

Total I-95 Corridor, New Jersey	28		19,045	107,876	29,648

Indianapolis, Indiana
Airport Business Center	2		600	3,406	4,429
Eastside Distribution Center	3		1,447	8,197	533
North by Northeast Distribution Center	1		1,058	—	6,379
Park 100 Industrial Center	25		10,751	60,928	9,123
Park Fletcher Distribution Center	9		2,687	15,224	4,075
Shadeland Industrial Center	3		428	2,431	1,104

Total Indianapolis, Indiana	43		16,971	90,186	25,643

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Southwest Freeway Industrial Center	84	650	734	(224)	1994
West by Northwest Industrial Center	4,368	42,501	46,869	(9,799)	1993, 1994, 1995, 1996, 1997, 1998
White Street Distribution Center	469	3,020	3,489	(823)	1995
Wingfoot Distribution Center(d)	706	4,002	4,708	—	2002

Total Houston, Texas	31,539	217,897	249,436	(44,223)

I-81 Corridor, Pennsylvania
Harrisburg Industrial Center	782	6,707	7,489	(101)	2002
Kraft Distribution Center	2,457	13,920	16,377	(1,721)	1999
Northport Industrial Center	1,869	22,569	24,438	(284)	2002

Total I-81 Corridor, Pennsylvania	5,108	43,196	48,304	(2,106)

I-95 Corridor, New Jersey
Bellmawr Distribution Center	211	1,295	1,506	(169)	1999
Brunswick Distribution Center	870	6,803	7,673	(1,936)	1997
Chester Distribution Center(j)	548	5,320	5,868	(2,192)	2002
Clearview Distribution Center	2,232	13,086	15,318	(2,817)	1996
Cranbury Business Park(d)	2,056	10,648	12,704	—	2001
Kilmer Distribution Center	2,526	15,611	18,137	(3,466)	1996
Liberty Corner Business Center(k)	1,000	4,873	5,873	(892)	2002
Meadowland Distribution Center(l)	2,254	22,711	24,965	(5,720)	2002
Meadowland Industrial Center	5,677	45,812	51,489	(12,757)	1996, 1997, 1998
Mt. Laurel Distribution Center	826	4,998	5,824	(632)	1999
National Distribution Center	513	4,023	4,536	(985)	1998
Pennsauken Distribution Center	384	2,292	2,676	(283)	1999

Total I-95 Corridor, New Jersey	19,097	137,472	156,569	(31,849)

Indianapolis, Indiana
Airport Business Center	934	7,501	8,435	(861)	1999
Eastside Distribution Center	1,448	8,729	10,177	(1,447)	1995, 1999
North by Northeast Distribution Center	1,059	6,378	7,437	(1,930)	1995
Park 100 Industrial Center	10,646	70,156	80,802	(17,733)	1994, 1995, 1999
Park Fletcher Distribution Center	2,785	19,201	21,986	(4,781)	1994, 1995, 1996
Shadeland Industrial Center	429	3,534	3,963	(958)	1995

Total Indianapolis, Indiana	17,301	115,499	132,800	(27,710)

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Kansas City, Kansas/Missouri
44th Street Business Center	1		143	813	486
Congleton Distribution Center	3		518	2,937	843
Executive Park Distribution Center	1	(h)	258	1,463	55
Lamar Distribution Center	1		323	1,829	857
Macon Bedford Distribution Center	1		304	1,725	534
Platte Valley Industrial Center	11	(h)	3,867	20,017	9,400
Riverside Distribution Center	5	(h)	533	3,024	1,114
Riverside Industrial Center	5	(h)	1,012	5,736	1,808
Terrace & Lackman Distribution Center	1		285	1,615	766

Total Kansas City, Kansas/ Missouri	29		7,243	39,159	15,863

Las Vegas, Nevada
Black Mountain Distribution Center	2		1,108	—	7,132
Cameron Business Center	1	(h)	1,634	9,256	101
Hughes Airport Center	1		876	—	3,321
Las Vegas Corporate Center	7	(m)	4,677	—	21,933
Placid Street Distribution Center	1	(h)	2,620	14,848	36
South Arville Center	1		1,440	8,160	43
West One Business Center	4	(h)	2,468	13,985	1,029

Total Las Vegas, Nevada	17		14,823	46,249	33,595

Los Angeles/Orange County, California
Inland Empire Distribution Center	1		889	5,037	5,481

Total Los Angeles/ Orange County, California	1		889	5,037	5,481

Louisville, Kentucky
Airpark Commerce Center	4		1,583	8,971	4,489
Louisville Distribution Center	2		680	3,402	4,570
Riverport Distribution Center	1	(h)	1,515	8,585	15

Total Louisville, Kentucky	7		3,778	20,958	9,074

Memphis, Tennessee
Airport Distribution Center	20		7,160	40,573	9,060
Centerpointe Distribution Center	3		2,497	14,151	787
Delp Distribution Center	10	(h)	4,886	27,687	5,429
Fred Jones Distribution Center	1		125	707	191
[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Kansas City, Kansas/Missouri
44th Street Business Center	143	1,299	1,442	(319)	1996
Congleton Distribution Center	518	3,780	4,298	(1,075)	1994
Executive Park Distribution Center	258	1,518	1,776	(241)	1998
Lamar Distribution Center	323	2,686	3,009	(913)	1994
Macon Bedford Distribution Center	304	2,259	2,563	(635)	1996
Platte Valley Industrial Center	4,002	29,282	33,284	(7,594)	1994, 1997
Riverside Distribution Center	534	4,137	4,671	(1,375)	1994
Riverside Industrial Center	1,012	7,544	8,556	(2,074)	1994
Terrace & Lackman Distribution Center	285	2,381	2,666	(704)	1994

Total Kansas City, Kansas/ Missouri	7,379	54,886	62,265	(14,930)

Las Vegas, Nevada
Black Mountain Distribution Center	1,206	7,034	8,240	(1,260)	1997
Cameron Business Center	1,634	9,357	10,991	(1,166)	1999
Hughes Airport Center	910	3,287	4,197	(998)	1994
Las Vegas Corporate Center	4,775	21,835	26,610	(5,276)	1994, 1995, 1996, 1997
Placid Street Distribution Center	2,620	14,884	17,504	(1,842)	1999
South Arville Center	1,440	8,203	9,643	(1,020)	1999
West One Business Center	2,468	15,014	17,482	(3,331)	1996

Total Las Vegas, Nevada	15,053	79,614	94,667	(14,893)

Los Angeles/Orange County, California
Inland Empire Distribution Center	1,546	9,861	11,407	(1,190)	1999

Total Los Angeles/ Orange County, California	1,546	9,861	11,407	(1,190)

Louisville, Kentucky
Airpark Commerce Center	1,583	13,460	15,043	(2,821)	1998
Louisville Distribution Center	689	7,963	8,652	(1,517)	1995, 1998
Riverport Distribution Center	1,515	8,600	10,115	(1,062)	1999

Total Louisville, Kentucky	3,787	30,023	33,810	(5,400)

Memphis, Tennessee
Airport Distribution Center	7,160	49,633	56,793	(11,125)	1995, 1996, 1999
Centerpointe Distribution Center	2,497	14,938	17,435	(1,009)	2001
Delp Distribution Center	4,886	33,116	38,002	(7,112)	1995, 1997, 1999
Fred Jones Distribution Center	125	898	1,023	(267)	1994

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Memphis Distribution Center(d)	5		6,789	38,473	—
Memphis Industrial Center(d)	1		1,597	—	9,600
Olive Branch Distribution Center	2	(h)	2,892	16,389	770
Raines Distribution Center	1	(h)	1,635	9,264	3,598
Southwide Industrial Center	4		725	4,105	280
Willow Lake Distribution Center	1	(h)	613	3,474	207

Total Memphis, Tennessee	48		28,919	154,823	29,922

Nashville, Tennessee
Bakertown Distribution Center	2		463	2,626	470
I-40 Industrial Center	4		1,711	9,698	1,131
Interchange City Distribution Center	7		3,524	12,585	11,049
Nashville/ I-24 Distribution Center	2	(h)	1,446	8,196	169
Space Park South Distribution Center	15		3,499	19,830	5,717

Total Nashville, Tennessee	30		10,643	52,935	18,536

Oklahoma City, Oklahoma
Melcat Distribution Center	1		240	1,363	886
Meridian Business Center	2		195	1,109	707
Oklahoma Distribution Center	3		893	5,082	1,029

Total Oklahoma City, Oklahoma	6		1,328	7,554	2,622

Orlando, Florida
33rd Street Industrial Center	9	(i)	1,980	11,237	2,236
Chancellor Distribution Center	1		380	2,156	1,155
Consulate Distribution Center	3	(h)	4,148	23,617	46
La Quinta Distribution Center	1		354	2,006	700
Orlando Central Park	3		1,378	—	9,430
Princeton Oaks Distribution Center	1	(h)	900	5,100	2
Titusville Industrial Center	1		283	1,603	150

Total Orlando, Florida	19		9,423	45,719	13,719

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,027
Alameda Distribution Center	2		820	4,977	1,055
Black Canyon Business Center	3		717	4,062	365
Hohokam 10 Industrial Center	6		4,258	7,467	11,462

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Memphis Distribution Center(d)	6,789	38,473	45,262	—	2002
Memphis Industrial Center(d)	1,597	9,600	11,197	—	2001
Olive Branch Distribution Center	2,892	17,159	20,051	(2,173)	1999
Raines Distribution Center	1,635	12,862	14,497	(3,132)	1998
Southwide Industrial Center	724	4,386	5,110	(567)	1999
Willow Lake Distribution Center	613	3,681	4,294	(459)	1999

Total Memphis, Tennessee	28,918	184,746	213,664	(25,844)

Nashville, Tennessee
Bakertown Distribution Center	463	3,096	3,559	(791)	1995
I-40 Industrial Center	1,712	10,828	12,540	(1,970)	1995, 1996, 1999
Interchange City Distribution Center	4,279	22,879	27,158	(5,085)	1994, 1995, 1996, 1997, 1998
Nashville/ I-24 Distribution Center	1,446	8,365	9,811	(444)	2001
Space Park South Distribution Center	3,499	25,547	29,046	(7,461)	1994

Total Nashville, Tennessee	11,399	70,715	82,114	(15,751)

Oklahoma City, Oklahoma
Melcat Distribution Center	240	2,249	2,489	(672)	1994
Meridian Business Center	196	1,815	2,011	(549)	1994
Oklahoma Distribution Center	893	6,111	7,004	(2,007)	1993

Total Oklahoma City, Oklahoma	1,329	10,175	11,504	(3,228)

Orlando, Florida
33rd Street Industrial Center	1,980	13,473	15,453	(3,449)	1994, 1995, 1996
Chancellor Distribution Center	380	3,311	3,691	(1,015)	1994
Consulate Distribution Center	4,148	23,663	27,811	(2,950)	1999
La Quinta Distribution Center	354	2,706	3,060	(776)	1994
Orlando Central Park	1,871	8,937	10,808	(1,429)	1997, 1998
Princeton Oaks Distribution Center	900	5,102	6,002	(631)	1999
Titusville Industrial Center	283	1,753	2,036	(472)	1994

Total Orlando, Florida	9,916	58,945	68,861	(10,722)

Phoenix, Arizona
24th Street Industrial Center	561	3,821	4,382	(1,172)	1994
Alameda Distribution Center	820	6,032	6,852	(1,682)	1992, 1998
Black Canyon Business Center	717	4,427	5,144	(594)	1999
Hohokam 10 Industrial Center	4,258	18,929	23,187	(3,869)	1996, 1999

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

I-10 West Business Center	3		263	1,525	364
Kyrene Commons Distribution Center	3		2,369	5,475	52
Kyrene Commons South Distribution Center	2		1,096	—	5,047
Martin Van Buren Distribution Center	6		572	3,285	1,020
Papago Distribution Center	1		420	2,383	199
Pima Distribution Center	1		306	1,742	800
Watkins Distribution Center	1		242	1,375	345

Total Phoenix, Arizona	30		11,566	35,143	21,736

Portland, Oregon
Argyle Distribution Center	3		946	5,388	706
Columbia Distribution Center	2		550	3,121	415
PDX Corporate Center East	2	(m)	1,785	—	7,010
PDX Corporate Center North	7	(m)	2,405	—	10,737
Wilsonville Corporate Center	6	(m)	2,963	—	12,374

Total Portland, Oregon	20		8,649	8,509	31,242

Reno, Nevada
Golden Valley Distribution Center	2		560	—	10,307
Meredith Kleppe Business Center	5		1,573	8,949	1,740
Packer Way Business Center	3		458	2,604	767
Packer Way Distribution Center	2		506	2,879	1,078
Spice Island Distribution Center	1		435	2,466	1,145
Vista Industrial Center	10	(h)	9,566	40,036	12,204

Total Reno, Nevada	23		13,098	56,934	27,241

Salt Lake City, Utah
Centennial Distribution Center	2		1,149	—	8,635
Clearfield Distribution Center	2		2,500	14,165	1,551
Crossroads Corporate Center(d)	1		642	—	4,899
Salt Lake International Distribution Center	2		1,367	2,792	8,544

Total Salt Lake City, Utah	7		5,658	16,957	23,629

San Antonio, Texas
10711 Distribution Center	2		582	3,301	827
Coliseum Distribution Center	2		1,102	2,380	10,608
Director Drive Distribution Center(d)	2		799	4,526	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

I-10 West Business Center	263	1,889	2,152	(637)	1993
Kyrene Commons Distribution Center	1,093	6,803	7,896	(1,599)	1992, 1998, 1999
Kyrene Commons South Distribution Center	1,163	4,980	6,143	(843)	1998
Martin Van Buren Distribution Center	572	4,305	4,877	(1,381)	1993, 1994
Papago Distribution Center	420	2,582	3,002	(775)	1994
Pima Distribution Center	306	2,542	2,848	(694)	1993
Watkins Distribution Center	243	1,719	1,962	(458)	1995

Total Phoenix, Arizona	10,416	58,029	68,445	(13,704)

Portland, Oregon
Argyle Distribution Center	946	6,094	7,040	(1,931)	1993
Columbia Distribution Center	551	3,535	4,086	(994)	1994
PDX Corporate Center East	2,100	6,695	8,795	(1,258)	1997
PDX Corporate Center North	2,542	10,600	13,142	(2,836)	1995, 1996
Wilsonville Corporate Center	2,964	12,373	15,337	(3,209)	1995, 1996

Total Portland, Oregon	9,103	39,297	48,400	(10,228)

Reno, Nevada
Golden Valley Distribution Center	2,035	8,832	10,867	(1,782)	1996, 1998
Meredith Kleppe Business Center	1,573	10,689	12,262	(3,342)	1993
Packer Way Business Center	458	3,371	3,829	(1,117)	1993
Packer Way Distribution Center	506	3,957	4,463	(1,292)	1993
Spice Island Distribution Center	435	3,611	4,046	(750)	1996
Vista Industrial Center	9,566	52,240	61,806	(4,702)	1994,1995,2001

Total Reno, Nevada	14,573	82,700	97,273	(12,985)

Salt Lake City, Utah
Centennial Distribution Center	1,149	8,635	9,784	(2,108)	1995
Clearfield Distribution Center	2,481	15,735	18,216	(3,775)	1995
Crossroads Corporate Center(d)	719	4,822	5,541	—	2000
Salt Lake International Distribution Center	1,364	11,339	12,703	(2,825)	1994, 1996

Total Salt Lake City, Utah	5,713	40,531	46,244	(8,708)

San Antonio, Texas
10711 Distribution Center	582	4,128	4,710	(1,310)	1994
Coliseum Distribution Center	1,613	12,477	14,090	(3,621)	1994, 1995
Director Drive Distribution Center(d)	799	4,526	5,325	—	2002

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Distribution Drive Center	1		473	2,680	874
Downtown Distribution Center	1		241	1,364	338
Eisenhauer Distribution Center(d)	1		863	4,893	4
I-10 Central Distribution Center	1		223	1,275	294
I-35 Business Center	4		663	3,773	1,219
Industry Distribution Center(d)	1		529	—	3,605
Landmark One Distribution Center	1		341	1,933	494
Macro Distribution Center(d)	4		1,929	10,937	441
Perrin Creek Corporate Center	6		1,547	—	10,160
San Antonio Distribution Center I	13		2,154	12,247	5,242
San Antonio Distribution Center II	3		945	—	6,325
San Antonio Distribution Center III	6		1,709	9,684	2,873
Woodlake Distribution Center	2		248	1,405	550

Total San Antonio, Texas	50		14,348	60,398	43,854

San Francisco (East Bay), California
Barrington Business Center	3		1,741	9,863	404
Central Valley Distribution Center	4	(h)	6,916	38,914	1,901
Central Valley Industrial Center	3	(m)	5,319	30,149	3,257
East Bay Industrial Center	1		531	3,009	429
Eigenbrodt Way Distribution Center	1	(h)	393	2,228	322
Hayward Commerce Center	4		1,933	10,955	786
Hayward Commerce Park	9		2,764	15,661	3,109
Hayward Distribution Center	6		2,906	19,165	2,860
Hayward Industrial Center	13	(h)	4,481	25,393	2,623
Patterson Pass Business Center(d)	6		3,040	4,885	11,624
San Leandro Distribution Center	3		1,387	7,862	890

Total San Francisco (East Bay), California	53		31,411	168,084	28,205

San Francisco, (South Bay), California
Bayside Business Center	2	(m)	2,088	—	4,568
Bayside Corporate Center	7	(m)	4,365	—	16,380
Bayside Plaza I	12	(m)	5,212	18,008	1,735
Bayside Plaza II	2	(m)	634	—	2,992
Gateway Corporate Center	11	(h)(m)	7,575	24,746	5,403
Mowry Business Center	4		5,933	—	18,463
Overlook Distribution Center	1		1,573	8,915	29

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Distribution Drive Center	473	3,554	4,027	(1,324)	1992
Downtown Distribution Center	241	1,702	1,943	(545)	1994
Eisenhauer Distribution Center(d)	863	4,897	5,760	—	2002
I-10 Central Distribution Center	240	1,552	1,792	(568)	1992
I-35 Business Center	663	4,992	5,655	(1,713)	1993
Industry Distribution Center(d)	529	3,605	4,134	—	2002
Landmark One Distribution Center	473	2,295	2,768	(690)	1994
Macro Distribution Center(d)	1,929	11,378	13,307	(573)	1993, 2002
Perrin Creek Corporate Center	1,634	10,073	11,707	(2,252)	1995, 1996
San Antonio Distribution Center I	2,154	17,489	19,643	(6,179)	1992, 1993, 1994
San Antonio Distribution Center II	885	6,385	7,270	(1,861)	1994
San Antonio Distribution Center III	1,709	12,557	14,266	(3,245)	1996
Woodlake Distribution Center	248	1,955	2,203	(559)	1994

Total San Antonio, Texas	15,035	103,565	118,600	(24,440)

San Francisco (East Bay), California
Barrington Business Center	1,741	10,267	12,008	(1,333)	1999
Central Valley Distribution Center	6,916	40,815	47,731	(3,811)	1999, 2002
Central Valley Industrial Center	5,769	32,956	38,725	(2,930)	1999, 2002
East Bay Industrial Center	531	3,438	3,969	(1,036)	1994
Eigenbrodt Way Distribution Center	393	2,550	2,943	(776)	1993
Hayward Commerce Center	1,933	11,741	13,674	(3,605)	1993
Hayward Commerce Park	2,764	18,770	21,534	(5,844)	1994
Hayward Distribution Center	3,327	21,604	24,931	(6,504)	1993
Hayward Industrial Center	4,481	28,016	32,497	(8,631)	1993
Patterson Pass Business Center(d)	3,040	16,509	19,549	(2,951)	1993, 1997, 1998
San Leandro Distribution Center	1,387	8,752	10,139	(2,663)	1993

Total San Francisco (East Bay), California	32,282	195,418	227,700	(40,084)

San Francisco, (South Bay), California
Bayside Business Center	2,088	4,568	6,656	(1,227)	1996
Bayside Corporate Center	4,365	16,380	20,745	(5,246)	1995, 1996
Bayside Plaza I	5,216	19,739	24,955	(6,005)	1993
Bayside Plaza II	634	2,992	3,626	(1,339)	1994
Gateway Corporate Center	7,575	30,149	37,724	(9,711)	1993, 1996
Mowry Business Center	7,815	16,581	24,396	(2,829)	1997, 1998
Overlook Distribution Center	1,573	8,944	10,517	(1,112)	1999

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Shoreline Business Center	8	(m)	4,328	16,101	738
Shoreline Business Center II	2	(m)	922	—	4,931
Spinnaker Business Center	12	(m)	7,043	25,220	2,071
Thornton Business Center	5	(h)	3,988	11,706	6,340
Trimble Distribution Center	5		2,836	16,067	1,854

Total San Francisco (South Bay), California	71		46,497	120,763	65,504

Seattle, Washington
Andover East Business Center	2		535	3,033	374
Fife Corporate Center	3		4,059	—	10,434
Kent Corporate Center	2	(m)	2,882	1,987	9,121
Park at Woodinville A	5	(h)	1,937	10,976	842
Van Doren’s Distribution Center	2	(m)	2,473	—	8,988

Total Seattle, Washington	14		11,886	15,996	29,759

St. Louis, Missouri
Earth City Industrial Center	8	(h)	3,375	19,144	3,815
Hazelwood Distribution Center	2	(h)	847	4,802	201
Westport Distribution Center	3	(h)	761	4,310	1,055

Total St. Louis, Missouri	13		4,983	28,256	5,071

Tampa, Florida
Adamo Distribution Center	6		2,105	11,930	607
Commerce Park Distribution Center	4		811	4,597	1,192
Eastwood Distribution Center	1	(i)	122	690	120
Joe’s Creek Distribution Center	1	(i)	120	709	111
Lakeland Distribution Center	1		938	5,313	648
Orchid Lake Industrial Center	1		41	235	23
Plant City Distribution Center	1	(i)	206	1,169	161
ProLogis Park Airport Distribution Center(d)	2		1,566	8,872	—
Sabal Park Distribution Center	8	(e)	3,180	10,364	12,511
Silo Bend Distribution Center	4	(i)	2,887	16,358	1,597
Silo Bend Industrial Center	1	(i)	525	2,975	432
St. Petersburg Service Center	1		35	197	22
Tampa East Distribution Center	10	(i)	2,700	15,302	2,072
Tampa East Industrial Center	2	(i)	332	1,880	364

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Shoreline Business Center	4,328	16,839	21,167	(5,168)	1993
Shoreline Business Center II	922	4,931	5,853	(1,758)	1995
Spinnaker Business Center	7,043	27,291	34,334	(8,403)	1993
Thornton Business Center	3,989	18,045	22,034	(4,814)	1993, 1996
Trimble Distribution Center	2,836	17,921	20,757	(5,449)	1994

Total San Francisco (South Bay), California	48,384	184,380	232,764	(53,061)

Seattle, Washington
Andover East Business Center	535	3,407	3,942	(986)	1994
Fife Corporate Center	4,209	10,284	14,493	(2,248)	1996
Kent Corporate Center	3,216	10,774	13,990	(2,973)	1995
Park at Woodinville A	1,937	11,818	13,755	(1,569)	1999
Van Doren’s Distribution Center	2,860	8,601	11,461	(1,967)	1995, 1997

Total Seattle, Washington	12,757	44,884	57,641	(9,743)

St. Louis, Missouri
Earth City Industrial Center	3,375	22,959	26,334	(4,826)	1997, 1998
Hazelwood Distribution Center	847	5,003	5,850	(729)	1997, 1999
Westport Distribution Center	761	5,365	6,126	(926)	1997

Total St. Louis, Missouri	4,983	33,327	38,310	(6,481)

Tampa, Florida
Adamo Distribution Center	2,105	12,537	14,642	(806)	1995, 2001
Commerce Park Distribution Center	811	5,789	6,600	(1,682)	1994
Eastwood Distribution Center	122	810	932	(237)	1994
Joe’s Creek Distribution Center	120	820	940	(237)	1994
Lakeland Distribution Center	938	5,961	6,899	(1,777)	1994
Orchid Lake Industrial Center	41	258	299	(70)	1994
Plant City Distribution Center	206	1,330	1,536	(364)	1994
ProLogis Park Airport Distribution Center(d)	1,566	8,872	10,438	—	2002
Sabal Park Distribution Center	3,516	22,539	26,055	(2,913)	1996, 1997, 1998, 2002
Silo Bend Distribution Center	2,887	17,955	20,842	(4,841)	1994
Silo Bend Industrial Center	525	3,407	3,932	(953)	1994
St. Petersburg Service Center	35	219	254	(59)	1994
Tampa East Distribution Center	2,541	17,533	20,074	(4,972)	1994
Tampa East Industrial Center	332	2,244	2,576	(642)	1994

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Tampa West Distribution Center	15	(i)	3,273	18,659	3,674
Tampa West Industrial Center	4	(i)	437	471	5,736
Tampa West Service Center	2	(i)	422	2,569	224

Total Tampa, Florida	64		19,700	102,290	29,494

Tulsa, Oklahoma
52nd Street Distribution Center	1		340	1,924	254
70th East Distribution Center	1		129	733	328
Expressway Distribution Center	4		573	3,280	1,278
Henshaw Distribution Center	3		500	2,829	366

Total Tulsa, Oklahoma	9		1,542	8,766	2,226

Washington, D.C./ Baltimore, Maryland
Airport Commons Distribution Center	2	(e)	2,320	—	9,454
Ardmore Distribution Center	3		1,431	8,110	1,039
Ardmore Industrial Center	2		984	5,581	921
Concorde Industrial Center	4	(e)	1,538	8,717	1,321
De Soto Business Park	5		1,774	10,055	4,148
Dulles Distribution Center(d)	3		2,823	—	8,536
Eisenhower Industrial Center	3	(e)	1,240	7,025	1,527
Fleet Distribution Center	8	(e)	3,198	18,121	2,315
Gateway Distribution Center(d)	3		774	—	7,237
Hampton Central Distribution Center	2		1,769	—	9,806
Meadowridge Distribution Center	1	(e)	1,757	—	5,702
Patapsco Distribution Center	1		270	1,528	1,210
Sunnyside Industrial Center	3		1,541	8,733	1,734
Troy Hill Distribution Center(d)	1		850	—	2,797
White Oak Distribution Center	1		3,986	24,107	—

Total Washington D.C./ Baltimore, Maryland	42		26,255	91,977	57,747

Other	2	(i)	515	859	3,622
Mexico:
Juarez, Mexico
Del Norte Industrial Center(d)	1		1,041	7,827	31
Los Aztecas Industrial Center	1		148	837	389
Ramon Rivera Industrial Center	1		445	—	3,276
Rio Bravo Industrial Center	1		349	1,979	301

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Tampa West Distribution Center	3,319	22,287	25,606	(6,126)	1994, 1995
Tampa West Industrial Center	717	5,927	6,644	(1,218)	1994, 1996, 1998
Tampa West Service Center	423	2,792	3,215	(766)	1994

Total Tampa, Florida	20,204	131,280	151,484	(27,663)

Tulsa, Oklahoma
52nd Street Distribution Center	340	2,178	2,518	(674)	1994
70th East Distribution Center	129	1,061	1,190	(310)	1994
Expressway Distribution Center	573	4,558	5,131	(1,584)	1993
Henshaw Distribution Center	499	3,196	3,695	(923)	1994

Total Tulsa, Oklahoma	1,541	10,993	12,534	(3,491)

Washington, D.C./ Baltimore, Maryland
Airport Commons Distribution Center	2,360	9,414	11,774	(1,902)	1997
Ardmore Distribution Center	1,431	9,149	10,580	(2,538)	1994
Ardmore Industrial Center	985	6,501	7,486	(1,883)	1994
Concorde Industrial Center	1,538	10,038	11,576	(2,670)	1995
De Soto Business Park	1,774	14,203	15,977	(4,207)	1996
Dulles Distribution Center(d)	2,823	8,536	11,359	—	2002
Eisenhower Industrial Center	1,240	8,552	9,792	(2,611)	1994
Fleet Distribution Center	3,115	20,519	23,634	(5,064)	1996
Gateway Distribution Center(d)	1,414	6,597	8,011	(506)	1998
Hampton Central Distribution Center	2,251	9,324	11,575	(1,790)	1996, 1997
Meadowridge Distribution Center	1,902	5,557	7,459	(782)	1998
Patapsco Distribution Center	270	2,738	3,008	(754)	1995
Sunnyside Industrial Center	1,541	10,467	12,008	(2,943)	1994
Troy Hill Distribution Center(d)	850	2,797	3,647	—	2001
White Oak Distribution Center	3,986	24,107	28,093	(386)	2002

Total Washington D.C./ Baltimore, Maryland	27,480	148,499	175,979	(28,036)

Other	515	4,481	4,996	(834)	1994, 1997
Mexico:
Juarez, Mexico
Del Norte Industrial Center(d)	1,065	7,834	8,899	—	2002
Los Aztecas Industrial Center	33	1,341	1,374	(124)	1999
Ramon Rivera Industrial Center	2,246	1,475	3,721	(111)	2000
Rio Bravo Industrial Center	410	2,219	2,629	(119)	2001

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Salvarcar Industrial Center(d)	8		3,951	—	15,938

Total Juarez, Mexico	12		5,934	10,643	19,935

Monterrey, Mexico
Monterrey Industrial Park	4		2,320	3,785	5,179
Ojo de Agua Industrial Center(d)	2		983	—	11,646

Total Monterrey, Mexico	6		3,303	3,785	16,825

Reynosa, Mexico
Colonial Industrial Center(d)	2		943	1,574	3,073
Del Norte Industrial Center	2		809	—	6,817
Reynosa Industrial Center(d)	6		2,035	1,038	14,747
Reynosa Industrial Center III(d)	1		589	—	3,124

Total Reynosa, Mexico	11		4,376	2,612	27,761

Tijuana, Mexico
Tijuana Industrial Center(d)	2		3,088	—	6,388

Total Tijuana, Mexico	2		3,088	—	6,388

Subtotal North American Markets	1,202		580,882	2,411,270	1,232,808

European Markets(n):
France:
North France, France
Lille Distribution Center(d)	1		1,104	—	6,677

Total North France, France	1		1,104	—	6,677

South France, France
Isle d’Abeau Distribution Center(d)	2		3,336	15,068	—

Total South France, France	2		3,336	15,068	—

Germany:
Rhine/Ruhr, Germany
Krefeld Distribution Center(d)	1		2,143	—	7,742

Total Rhine/ Ruhr, Germany	1		2,143	—	7,742

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Salvarcar Industrial Center(d)	4,771	15,118	19,889	(1,290)	1998, 1999, 2000, 2001, 2002

Total Juarez, Mexico	8,525	27,987	36,512	(1,644)

Monterrey, Mexico
Monterrey Industrial Park	2,472	8,812	11,284	(1,816)	1997, 1998
Ojo de Agua Industrial Center(d)	1,881	10,748	12,629	(962)	1998, 2001

Total Monterrey, Mexico	4,353	19,560	23,913	(2,778)

Reynosa, Mexico
Colonial Industrial Center(d)	709	4,881	5,590	—	1999, 2000
Del Norte Industrial Center	1,381	6,245	7,626	(1,117)	1998
Reynosa Industrial Center(d)	2,313	15,507	17,820	(1,763)	1997, 1998, 1999
Reynosa Industrial Center III(d)	589	3,124	3,713	—	2001

Total Reynosa, Mexico	4,992	29,757	34,749	(2,880)

Tijuana, Mexico
Tijuana Industrial Center(d)	3,088	6,388	9,476	—	1999

Total Tijuana, Mexico	3,088	6,388	9,476	—

Subtotal North American Markets	610,501	3,614,459	4,224,960	(708,558)

European Markets(n):
France:
North France, France
Lille Distribution Center(d)	1,104	6,677	7,781	—	2001

Total North France, France	1,104	6,677	7,781	—

South France, France
Isle d’Abeau Distribution Center(d)	3,336	15,068	18,404	—	2002

Total South France, France	3,336	15,068	18,404	—

Germany:
Rhine/Ruhr, Germany
Krefeld Distribution Center(d)	2,143	7,742	9,885	—	2002

Total Rhine/ Ruhr, Germany	2,143	7,742	9,885	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Netherlands:
South Netherlands, Netherlands
Trade Port West Distribution Center(d)	1		3,830	—	15,839

Total South Netherlands, Netherlands	1		3,830	—	15,839

Poland:
South Poland, Poland
Bielsko Biala Distribution Center(d)	1		1,547	1,742	—

Total South Poland, Poland	1		1,547	1,742	—

Spain:
Madrid, Spain
Alcala Distribution Center(d)	2		8,935	—	18,606

Total Madrid, Spain	2		8,935	—	18,606

United Kingdom:
East Midlands, United Kingdom
Ashby de la Zouch Distribution Center	6		5,152	32,207	8,369
Grange Park Distribution Center(d)	1		6,540	6,550	1,405
Marston Gate Distribution Center(d)	2		5,671	14,006	226
New Parks Leicester Distribution Center(d)	1		1,916	4,208	264
Swan Valley Distribution Center(d)	1		25,244	13,456	1,952

Total East Midlands, United Kingdom	11		44,523	70,427	12,216

London and Southeast, United Kingdom
Basingstoke Distribution Center(d)	1		5,947	8,533	112
Beddington Distribution Center(d)	2		12,198	16,288	1,267
Dolphin Park Distribution Center(d)	1		4,475	7,192	556
Weston Avenue Distribution Center(d)	1		6,172	4,620	1,473

Total London and Southeast, United Kingdom	5		28,792	36,633	3,408

North, United Kingdom
Middlewhich Distribution Center(d)	1		4,452	9,475	177

Total North, United Kingdom	1		4,452	9,475	177

West Midlands, United Kingdom
Coventry Distribution Center(d)	1		14,585	—	12,915

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Netherlands:
South Netherlands, Netherlands
Trade Port West Distribution Center(d)	3,830	15,839	19,669	—	2002

Total South Netherlands, Netherlands	3,830	15,839	19,669	—

Poland:
South Poland, Poland
Bielsko Biala Distribution Center(d)	1,547	1,742	3,289	—	2002

Total South Poland, Poland	1,547	1,742	3,289	—

Spain:
Madrid, Spain
Alcala Distribution Center(d)	8,935	18,606	27,541	—	2002

Total Madrid, Spain	8,935	18,606	27,541	—

United Kingdom:
East Midlands, United Kingdom
Ashby de la Zouch Distribution Center	5,183	40,545	45,728	(3,761)	2002
Grange Park Distribution Center(d)	6,579	7,916	14,495	—	2002
Marston Gate Distribution Center(d)	5,705	14,198	19,903	—	2002
New Parks Leicester Distribution Center(d)	1,927	4,461	6,388	—	2002
Swan Valley Distribution Center(d)	25,558	15,094	40,652	—	2002

Total East Midlands, United Kingdom	44,952	82,214	127,166	(3,761)

London and Southeast, United Kingdom
Basingstoke Distribution Center(d)	5,989	8,603	14,592	—	2002
Beddington Distribution Center(d)	12,271	17,482	29,753	—	2002
Dolphin Park Distribution Center(d)	4,502	7,721	12,223	—	2002
Weston Avenue Distribution Center(d)	6,209	6,056	12,265	—	2002

Total London and Southeast, United Kingdom	28,971	39,862	68,833	—

North, United Kingdom
Middlewhich Distribution Center(d)	4,485	9,619	14,104	—	2002

Total North, United Kingdom	4,485	9,619	14,104	—

West Midlands, United Kingdom
Coventry Distribution Center(d)	14,585	12,915	27,500	—	2002

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Fort Dunlop Distribution Center	1		6,266	—	—
Hams Hall Distribution Center(d)	1		5,075	6,970	431

Total West Midlands, United Kingdom	3		25,926	6,970	13,346

Subtotal European Markets(n)	28		124,588	140,315	78,011

Total Operating Properties(d)	1,230		705,470	2,551,585	1,310,819

Properties Under Development(o)
North American Markets:
United States:
Denver, Colorado
Upland Distribution Center	1		597	—	1,621

Total Denver, Colorado	1		597	—	1,621

El Paso, Texas
Northwestern Corporate Center	1		116	—	950

Total El Paso, Texas	1		116	—	950

Ft. Lauderdale/Miami, Florida
Port Lauderdale Distribution Center	1		2,985	—	3,968

Total Ft. Lauderdale/ Miami, Florida	1		2,985	—	3,968

Houston, Texas
West by Northwest Industrial Center	2		544	—	3,820

Total Houston, Texas	2		544	—	3,820

Los Angeles/Orange County, California
Rialto Distribution Center	1		10,388	—	15,479

Total Los Angeles/ Orange County, California	1		10,388	—	15,479

Nashville, Tennessee
I-40 Industrial Center	1		1,204	—	2,266

Total Nashville, Tennessee	1		1,204	—	2,266

San Antonio, Texas
Perrin Creek Corporate Center	1		866	—	384

Total San Antonio, Texas	1		866	—	384

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Fort Dunlop Distribution Center	6,266	—	6,266	—	2002
Hams Hall Distribution Center(d)	5,298	7,178	12,476	—	2002

Total West Midlands, United Kingdom	26,149	20,093	46,242	—

Subtotal European Markets(n)	125,452	217,462	342,914	(3,761)

Total Operating Properties(d)	735,953	3,831,921	4,567,874	(712,319)

Properties Under Development(o)
North American Markets:
United States:
Denver, Colorado
Upland Distribution Center	2,218	—	2,218	—	2002

Total Denver, Colorado	2,218	—	2,218	—

El Paso, Texas
Northwestern Corporate Center	1,066	—	1,066	—	2002

Total El Paso, Texas	1,066	—	1,066	—

Ft. Lauderdale/Miami, Florida
Port Lauderdale Distribution Center	6,953	—	6,953	—	2002

Total Ft. Lauderdale/ Miami, Florida	6,953	—	6,953	—

Houston, Texas
West by Northwest Industrial Center	4,364	—	4,364	—	2002

Total Houston, Texas	4,364	—	4,364	—

Los Angeles/Orange County, California
Rialto Distribution Center	25,867	—	25,867	—	2002

Total Los Angeles/ Orange County, California	25,867	—	25,867	—

Nashville, Tennessee
I-40 Industrial Center	3,470	—	3,470	—	2002

Total Nashville, Tennessee	3,470	—	3,470	—

San Antonio, Texas
Perrin Creek Corporate Center	1,250	—	1,250	—	2002

Total San Antonio, Texas	1,250	—	1,250	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

St. Louis, Missouri
Gateway Commerce Center	1		5,712	—	20,490

Total St. Louis, Missouri	1		5,712	—	20,490

Mexico:
Monterrey, Mexico
Monterrey Industrial Park	2		2,216	—	1,749

Total Monterrey, Mexico	2		2,216	—	1,749

Subtotal North American Markets	11		24,628	—	50,727

European Markets(n):
Czech Republic:
Prague, Czech Republic
Prague East Distribution Center	1		4,337	—	3,399

Total Prague, Czech Republic	1		4,337	—	3,399

France:
Central France, France
Cergy-Pontoise Distribution Center	1		2,655	—	2,581

Total Central France, France	1		2,655	—	2,581

North France, France
Le Havre Distribution Center	1		747	—	6,003

Total North France, France	1		747	—	6,003

South France, France
Clesud Grans Miramas Distribution Center	1		946	—	4,741

Total South France, France	1		946	—	4,741

Germany:
Rhine/Mein, Germany
Frankfurt Riederhof Distribution Center	1		5,940	—	9,145

Total Rhine/ Mein, Germany	1		5,940	—	9,145

Rhine/Ruhr, Germany
Krefeld Distribution Center	1		1,476	—	95

Total Rhine/ Ruhr, Germany	1		1,476	—	95

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

St. Louis, Missouri
Gateway Commerce Center	26,202	—	26,202	—	2002

Total St. Louis, Missouri	26,202	—	26,202	—

Mexico:
Monterrey, Mexico
Monterrey Industrial Park	3,965	—	3,965	—	2002

Total Monterrey, Mexico	3,965	—	3,965	—

Subtotal North American Markets	75,355	—	75,355	—

European Markets(n):
Czech Republic:
Prague, Czech Republic
Prague East Distribution Center	7,736	—	7,736	—	2002

Total Prague, Czech Republic	7,736	—	7,736	—

France:
Central France, France
Cergy-Pontoise Distribution Center	5,236	—	5,236	—	2002

Total Central France, France	5,236	—	5,236	—

North France, France
Le Havre Distribution Center	6,750	—	6,750	—	2002

Total North France, France	6,750	—	6,750	—

South France, France
Clesud Grans Miramas Distribution Center	5,687	—	5,687	—	2002

Total South France, France	5,687	—	5,687	—

Germany:
Rhine/Mein, Germany
Frankfurt Riederhof Distribution Center	15,085	—	15,085	—	2002

Total Rhine/ Mein, Germany	15,085	—	15,085	—

Rhine/Ruhr, Germany
Krefeld Distribution Center	1,571	—	1,571	—	2002

Total Rhine/ Ruhr, Germany	1,571	—	1,571	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Italy:
Milan, Italy
Piacenza Distribution Center	1		287	—	813
Seliport Distribution Center	2		7,016	—	6,493

Total Milan, Italy	3		7,303	—	7,306

Poland:
Warsaw, Poland
Teresin Distribution Center	1		589	—	6,396

Total Warsaw, Poland	1		589	—	6,396

West Poland, Poland
Poznan Distribution Center	1		299	—	1,071

Total West Poland, Poland	1		299	—	1,071

United Kingdom:
East Midlands, United Kingdom
Drayton Fields Distribution Center	1		3,421	—	1,250

Total East Midlands, United Kingdom	1		3,421	—	1,250

London & Southeast, United Kingdom
Ardra Road Edmonton Distribution Center	1		18,789	—	348
Bromley Distribution Center	1		2,088	—	90
Central Park Rugby Distribution Center	2		23,871	—	3,660
Didcot Distribution Center	1		7,339	—	195
Gascoigne Road Barking Distribution Center	1		7,390	—	254
Park Royal Twyford East Distribution Center	1		6,407	—	81
River Road Barking Distribution Center	1		16,778	—	769
Sandpits Lane Distribution Center	1		7,345	—	3,998

Total London & Southeast, United Kingdom	9		90,007	—	9,395

West Midlands, United Kingdom
Banbury Distribution Center	1		6,772	—	5,679

Total West Midlands, United Kingdom	1		6,772	—	5,679

Subtotal European Markets(n)	22		124,492	—	57,061

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Italy:
Milan, Italy
Piacenza Distribution Center	1,100	—	1,100	—	2002
Seliport Distribution Center	13,509	—	13,509	—	2002

Total Milan, Italy	14,609	—	14,609	—

Poland:
Warsaw, Poland
Teresin Distribution Center	6,985	—	6,985	—	2002

Total Warsaw, Poland	6,985	—	6,985	—

West Poland, Poland
Poznan Distribution Center	1,370	—	1,370	—	2002

Total West Poland, Poland	1,370	—	1,370	—

United Kingdom:
East Midlands, United Kingdom
Drayton Fields Distribution Center	4,671	—	4,671	—	2002

Total East Midlands, United Kingdom	4,671	—	4,671	—

London & Southeast, United Kingdom
Ardra Road Edmonton Distribution Center	19,137	—	19,137	—	2002
Bromley Distribution Center	2,178	—	2,178	—	2002
Central Park Rugby Distribution Center	27,531	—	27,531	—	2002
Didcot Distribution Center	7,534	—	7,534	—	2002
Gascoigne Road Barking Distribution Center	7,644	—	7,644	—	2002
Park Royal Twyford East Distribution Center	6,488	—	6,488	—	2002
River Road Barking Distribution Center	17,547	—	17,547	—	2002
Sandpits Lane Distribution Center	11,343	—	11,343	—	2002

Total London & Southeast, United Kingdom	99,402	—	99,402	—

West Midlands, United Kingdom
Banbury Distribution Center	12,451	—	12,451	—	2002

Total West Midlands, United Kingdom	12,451	—	12,451	—

Subtotal European Markets(n)	181,553	—	181,553	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Asian Market:
Tokyo, Japan
Tatsumi Distribution Center	1		17,151	—	965
Chiba Distribution Center	2		27,805	—	14,280
Tokyo Distribution Center II	1		35,219	—	25,056

Total Tokyo, Japan	4		80,175	—	40,301

Subtotal Asian Market	4		80,175	—	40,301

Total Properties Under Development(o)	37		229,295	—	148,089

Land Held for Future Development(p)
North American Markets:
United States:
Atlanta, Georgia
Atlanta West Distribution Center			561	—	193
Breckenridge Distribution Center			2,504	—	1,970
Greenwood Industrial Park(q)			9,772	—	4,267

Total Atlanta, Georgia			12,837	—	6,430

Austin, Texas
Southpark Corporate Center			525	—	64
Walnut Creek Corporate Center			135	—	40

Total Austin, Texas			660	—	104

Charlotte, North Carolina
Interstate North Business Park			343	—	9
ProLogis Park I- 485			352	—	813

Total Charlotte, North Carolina			695	—	822

Chicago, Illinois
CSI Land(r)			534	—	—
I-55 Distribution Center			11,966	—	6,422
O’Hare Cargo Distribution Center			3,927	—	2,686

Total Chicago, Illinois			16,427	—	9,108

Cincinnati, Ohio
Airport West Distribution Center			2,213	—	1,024

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Asian Market:
Tokyo, Japan
Tatsumi Distribution Center	18,116	—	18,116	—	2002
Chiba Distribution Center	42,085	—	42,085	—	2002
Tokyo Distribution Center II	60,275	—	60,275	—	2002

Total Tokyo, Japan	120,476	—	120,476	—

Subtotal Asian Market	120,476	—	120,476	—

Total Properties Under Development(o)	377,384	—	377,384	—

Land Held for Future Development(p)
North American Markets:
United States:
Atlanta, Georgia
Atlanta West Distribution Center	754	—	754	—	1994
Breckenridge Distribution Center	4,474	—	4,474	—	1997, 1998
Greenwood Industrial Park(q)	14,039	—	14,039	—	2000, 2002

Total Atlanta, Georgia	19,267	—	19,267	—

Austin, Texas
Southpark Corporate Center	589	—	589	—	1996
Walnut Creek Corporate Center	175	—	175	—	1994

Total Austin, Texas	764	—	764	—

Charlotte, North Carolina
Interstate North Business Park	352	—	352	—	1997
ProLogis Park I- 485	1,165	—	1,165	—	1997

Total Charlotte, North Carolina	1,517	—	1,517	—

Chicago, Illinois
CSI Land(r)	534	—	534	—	2002
I-55 Distribution Center	18,388	—	18,388	—	2000
O’Hare Cargo Distribution Center	6,613	—	6,613	—	1996, 1997

Total Chicago, Illinois	25,535	—	25,535	—

Cincinnati, Ohio
Airport West Distribution Center	3,237	—	3,237	—	2000

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

West Chester Commerce Park I			4,502	—	1,077

Total Cincinnati, Ohio			6,715	—	2,101

Columbus, Ohio
Capital Park South Distribution Center			2,040	—	226
International Street Commerce Center			101	—	10

Total Columbus, Ohio			2,141	—	236

Dallas/Fort Worth, Texas
Freeport Corporate Center			1,373	—	2,664
Great Southwest Distribution Center			398	—	—
Lewisville Distribution Center			5,188	—	3,843
Northpark Distribution Center(s)			3,000	—	—
Plano Distribution Center			1,165	—	3

Total Dallas/ Fort Worth, Texas			11,124	—	6,510

El Paso, Texas
Goodyear Distribution Center			555	—	18
Northwestern Corporate Center			1,053	—	2,170
Pan Am Distribution Center			153	—	—
Vista Del Sol Industrial Center			324	—	12
Vista Del Sol Industrial Center II			709	—	170
Vista Del Sol Industrial Center III			220	—	572

Total El Paso, Texas			3,014	—	2,942

Houston, Texas
Jersey Village Corporate Center			3,217	—	1,184
West by Northwest Industrial Center			565	—	265

Total Houston, Texas			3,782	—	1,449

I-81 Corridor, Pennsylvania
Northport Industrial Center			2,500	—	—

Total I-81 Corridor, Pennsylvania			2,500	—	—

I-95 Corridor, New Jersey
Cranbury Business Park			650	—	168

Total I-95 Corridor, New Jersey			650	—	168

Indianapolis, Indiana
Airport Business Center			2,214	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

West Chester Commerce Park I	5,579	—	5,579	—	1997, 2000, 2001

Total Cincinnati, Ohio	8,816	—	8,816	—

Columbus, Ohio
Capital Park South Distribution Center	2,266	—	2,266	—	1994, 1998, 1999, 2000
International Street Commerce Center	111	—	111	—	1996

Total Columbus, Ohio	2,377	—	2,377	—

Dallas/Fort Worth, Texas
Freeport Corporate Center	4,037	—	4,037	—	1999
Great Southwest Distribution Center	398	—	398	—	2001
Lewisville Distribution Center	9,031	—	9,031	—	2000, 2001
Northpark Distribution Center(s)	3,000	—	3,000	—	2002
Plano Distribution Center	1,168	—	1,168	—	1999

Total Dallas/ Fort Worth, Texas	17,634	—	17,634	—

El Paso, Texas
Goodyear Distribution Center	573	—	573	—	2001
Northwestern Corporate Center	3,223	—	3,223	—	1991
Pan Am Distribution Center	153	—	153	—	2002
Vista Del Sol Industrial Center	336	—	336	—	1994
Vista Del Sol Industrial Center II	879	—	879	—	1995
Vista Del Sol Industrial Center III	792	—	792	—	1999

Total El Paso, Texas	5,956	—	5,956	—

Houston, Texas
Jersey Village Corporate Center	4,401	—	4,401	—	1997
West by Northwest Industrial Center	830	—	830	—	1993

Total Houston, Texas	5,231	—	5,231	—

I-81 Corridor, Pennsylvania
Northport Industrial Center	2,500	—	2,500	—	2002

Total I-81 Corridor, Pennsylvania	2,500	—	2,500	—

I-95 Corridor, New Jersey
Cranbury Business Park	818	—	818	—	1997

Total I-95 Corridor, New Jersey	818	—	818	—

Indianapolis, Indiana
Airport Business Center	2,214	—	2,214	—	1999

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Lebanon Commerce Park Land			827	—	985
North Plainfield Park Distribution Center			2,928	—	10
Plainfield Park Distribution Center			1,082	—	571

Total Indianapolis, Indiana			7,051	—	1,566

Kansas City, Kansas/Missouri
Executive Park Distribution Center			1,267	—	260

Total Kansas City, Kansas/ Missouri			1,267	—	260

Las Vegas, Nevada
Black Mountain Distribution Center			1,242	—	115
Hughes Airport Center			263	—	11
Las Vegas Corporate Center		(m)	3,993	—	1,918

Total Las Vegas, Nevada			5,498	—	2,044

Los Angeles/Orange County, California
Mid Counties Industrial Center(t)			2,682	—	—

Total Los Angeles/ Orange County, California			2,682	—	—

Louisville, Kentucky
I-65 Meyer Distribution Center			4,105	—	917
Riverport Distribution Center			600	—	37

Total Louisville, Kentucky			4,705	—	954

Memphis, Tennessee
Distriplex Distribution Center			1,919	—	122
Memphis Industrial Park			299	—	287
Stateline Distribution Center			2,682	—	1,674

Total Memphis, Tennessee			4,900	—	2,083

Orlando, Florida
Orlando Central Park			2,152	—	690

Total Orlando, Florida			2,152	—	690

Portland, Oregon
Clackamas Distribution Center			1,229	—	463

Total Portland, Oregon			1,229	—	463

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Lebanon Commerce Park Land	1,812	—	1,812	—	1998
North Plainfield Park Distribution Center	2,938	—	2,938	—	2001
Plainfield Park Distribution Center	1,653	—	1,653	—	1996

Total Indianapolis, Indiana	8,617	—	8,617	—

Kansas City, Kansas/Missouri
Executive Park Distribution Center	1,527	—	1,527	—	1998

Total Kansas City, Kansas/ Missouri	1,527	—	1,527	—

Las Vegas, Nevada
Black Mountain Distribution Center	1,357	—	1,357	—	1995
Hughes Airport Center	274	—	274	—	1997
Las Vegas Corporate Center	5,911	—	5,911	—	1995, 1997

Total Las Vegas, Nevada	7,542	—	7,542	—

Los Angeles/Orange County, California
Mid Counties Industrial Center(t)	2,682	—	2,682	—	2002

Total Los Angeles/ Orange County, California	2,682	—	2,682	—

Louisville, Kentucky
I-65 Meyer Distribution Center	5,022	—	5,022	—	2001, 2002
Riverport Distribution Center	637	—	637	—	1999

Total Louisville, Kentucky	5,659	—	5,659	—

Memphis, Tennessee
Distriplex Distribution Center	2,041	—	2,041	—	2000
Memphis Industrial Park	586	—	586	—	1997
Stateline Distribution Center	4,356	—	4,356	—	2001

Total Memphis, Tennessee	6,983	—	6,983	—

Orlando, Florida
Orlando Central Park	2,842	—	2,842	—	1996

Total Orlando, Florida	2,842	—	2,842	—

Portland, Oregon
Clackamas Distribution Center	1,692	—	1,692	—	1997

Total Portland, Oregon	1,692	—	1,692	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Reno, Nevada
Damonte Ranch Distribution Center			2,454	—	880
Golden Valley Distribution Center			347	—	587

Total Reno, Nevada			2,801	—	1,467

Salt Lake City, Utah
Centennial Distribution Center			824	—	102
Clearfield Industrial Center			125	—	21
Salt Lake International Distribution Center			878	—	78

Total Salt Lake City, Utah			1,827	—	201

San Antonio, Texas
Coliseum Distribution Center			611	—	337
Eisenhauer Distribution Center			1,194	—	—
Perrin Creek Corporate Center			1,925	—	46
Tri-County Distribution Center			773	—	28

Total San Antonio, Texas			4,503	—	411

San Francisco (East Bay), California
Patterson Pass Business Center			887	—	137
Tracy Industrial Park			4,684	—	805

Total San Francisco (East Bay), California			5,571	—	942

Seattle, Washington
Port of Tacoma Distribution Center			1,543	—	449

Total Seattle, Washington			1,543	—	449

Tampa, Florida
Sabal Park Distribution Center			1,177	—	143
Tampa East Distribution Center			228	—	—
Tampa East Industrial Center			1,674	—	56
Tampa West Distribution Center			153	—	58

Total Tampa, Florida			3,232	—	257

Washington D.C./ Baltimore, Maryland
Dulles Distribution Center			5,140	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Reno, Nevada
Damonte Ranch Distribution Center	3,334	—	3,334	—	1998
Golden Valley Distribution Center	934	—	934	—	1995

Total Reno, Nevada	4,268	—	4,268	—

Salt Lake City, Utah
Centennial Distribution Center	926	—	926	—	1996
Clearfield Industrial Center	146	—	146	—	1995
Salt Lake International Distribution Center	956	—	956	—	1994, 1995

Total Salt Lake City, Utah	2,028	—	2,028	—

San Antonio, Texas
Coliseum Distribution Center	948	—	948	—	1994
Eisenhauer Distribution Center	1,194	—	1,194	—	2002
Perrin Creek Corporate Center	1,971	—	1,971	—	1996
Tri-County Distribution Center	801	—	801	—	2000

Total San Antonio, Texas	4,914	—	4,914	—

San Francisco (East Bay), California
Patterson Pass Business Center	1,024	—	1,024	—	1999
Tracy Industrial Park	5,489	—	5,489	—	2000

Total San Francisco (East Bay), California	6,513	—	6,513	—

Seattle, Washington
Port of Tacoma Distribution Center	1,992	—	1,992	—	1998

Total Seattle, Washington	1,992	—	1,992	—

Tampa, Florida
Sabal Park Distribution Center	1,320	—	1,320	—	1995
Tampa East Distribution Center	228	—	228	—	1994
Tampa East Industrial Center	1,730	—	1,730	—	1994
Tampa West Distribution Center	211	—	211	—	1994

Total Tampa, Florida	3,489	—	3,489	—

Washington D.C./ Baltimore, Maryland
Dulles Distribution Center	5,140	—	5,140	—	2002

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Meadowridge Distribution Center			110	—	48

Total Washington D.C./ Baltimore, Maryland			5,250	—	48

Mexico:
Juarez, Mexico
Libramiento Aeropuerto			865	—	227
Los Aztecas Industrial Center			499	—	1
Ramon Rivera Industrial Center			445	—	34
Salvarcar Industrial Center II			3,517	—	—
Salvarcar Industrial Center III			2,168	—	—

Total Juarez, Mexico			7,494	—	262

Monterrey, Mexico
Monterrey Industrial Park			1,703	—	57

Total Monterrey, Mexico			1,703	—	57

Reynosa, Mexico
Del Norte Industrial Center II			1,391	—	596
Pharr Bridge Industrial Center			3,912	—	3,792
Reynosa Industrial Park			362	—	28

Total Reynosa, Mexico			5,665	—	4,416

Tijuana, Mexico
Tijuana Industrial Center II			5,067	—	4

Total Tijuana, Mexico			5,067	—	4

Subtotal North American Markets			134,685	—	46,444

European Markets(n):
Belgium:
Belgium
Liege Park			651	—	110

Total Belgium			651	—	110

Czech Republic:
Prague, Czech Republic
Prague East Distribution Center			9,778	—	—

Total Prague, Czech Republic			9,778	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

Meadowridge Distribution Center	158	—	158	—	1996

Total Washington D.C./ Baltimore, Maryland	5,298	—	5,298	—

Mexico:
Juarez, Mexico
Libramiento Aeropuerto	1,092	—	1,092	—	1997
Los Aztecas Industrial Center	500	—	500	—	2000
Ramon Rivera Industrial Center	479	—	479	—	2000
Salvarcar Industrial Center II	3,517	—	3,517	—	2002
Salvarcar Industrial Center III	2,168	—	2,168	—	2002

Total Juarez, Mexico	7,756	—	7,756	—

Monterrey, Mexico
Monterrey Industrial Park	1,760	—	1,760	—	1998, 2000

Total Monterrey, Mexico	1,760	—	1,760	—

Reynosa, Mexico
Del Norte Industrial Center II	1,987	—	1,987	—	1998
Pharr Bridge Industrial Center	7,704	—	7,704	—	2000
Reynosa Industrial Park	390	—	390	—	1997

Total Reynosa, Mexico	10,081	—	10,081	—

Tijuana, Mexico
Tijuana Industrial Center II	5,071	—	5,071	—	2002

Total Tijuana, Mexico	5,071	—	5,071	—

Subtotal North American Markets	181,129	—	181,129	—

European Markets(n):
Belgium:
Belgium
Liege Park	761	—	761	—	2001

Total Belgium	761	—	761	—

Czech Republic:
Prague, Czech Republic
Prague East Distribution Center	9,778	—	9,778	—	2002

Total Prague, Czech Republic	9,778	—	9,778	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

France:
Central France, France
Cergy-Pontoise			1,865	—	—
Vatry Distribution Center			2,112	—	—

Total Central France, France			3,977	—	—

North France, France
Le Havre Distribution Center			777	—	327
Lille Business Park			144	—	63

Total North France, France			921	—	390

South France, France
Isle d’Abeau Distribution Center			2,866	—	2,938

Total South France, France			2,866	—	2,938

Germany:
Rhine/Mein, Germany
Frankfurt Riederhof Distribution Center			4,599	—	—

Total Rhine/ Mein, Germany			4,599	—	—

Rhine/Ruhr, Germany
Cologne Eifeltor Distribution Center			614	—	2,676
Krefeld Park			1,399	—	229

Total Rhine/ Ruhr, Germany			2,013	—	2,905

Hungary:
Budapest, Hungary
Budapest Park			3,558	—	3,177

Total Budapest, Hungary			3,558	—	3,177

Netherlands:
Rotterdam, Netherlands
Moerdijk Distribution Center			1,402	—	206

Total Rotterdam, Netherlands			1,402	—	206

Poland:
Central Poland, Poland
Piotrkow			1,396	—	—

Total Central Poland, Poland			1,396	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

France:
Central France, France
Cergy-Pontoise	1,865	—	1,865	—	2002
Vatry Distribution Center	2,112	—	2,112	—	2002

Total Central France, France	3,977	—	3,977	—

North France, France
Le Havre Distribution Center	1,104	—	1,104	—	1998
Lille Business Park	207	—	207	—	2000

Total North France, France	1,311	—	1,311	—

South France, France
Isle d’Abeau Distribution Center	5,804	—	5,804	—	2001

Total South France, France	5,804	—	5,804	—

Germany:
Rhine/Mein, Germany
Frankfurt Riederhof Distribution Center	4,599	—	4,599	—	2002

Total Rhine/ Mein, Germany	4,599	—	4,599	—

Rhine/Ruhr, Germany
Cologne Eifeltor Distribution Center	3,290	—	3,290	—	2000
Krefeld Park	1,628	—	1,628	—	2001

Total Rhine/ Ruhr, Germany	4,918	—	4,918	—

Hungary:
Budapest, Hungary
Budapest Park	6,735	—	6,735	—	2001

Total Budapest, Hungary	6,735	—	6,735	—

Netherlands:
Rotterdam, Netherlands
Moerdijk Distribution Center	1,608	—	1,608	—	2001

Total Rotterdam, Netherlands	1,608	—	1,608	—

Poland:
Central Poland, Poland
Piotrkow	1,396	—	1,396	—	2002

Total Central Poland, Poland	1,396	—	1,396	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

South Poland, Poland
Bedzin Distribution Center			2,549	—	—

Total South Poland, Poland			2,549	—	—

Warsaw, Poland
Blonie Industrial Park			4,685	—	—
Teresin Distribution Center			3,295	—	1,881

Total Warsaw, Poland			7,980	—	1,881

West Poland, Poland
Poznan Park			409	—	615

Total West Poland, Poland			409	—	615

Spain:
Madrid, Spain
Alcala Distribution Center			4,023	—	5,352

Total Madrid, Spain			4,023	—	5,352

United Kingdom:
East Midlands, United Kingdom
Ashby de la Zouch Distribution Center			3,339	—	20
Corby Distribution Center			1,684	—	23
Daventry Phase III Distribution Center			1,823	—	1,964
Grange Park			3,009	—	21
Marston Gate Distribution Center			2,272	—	45

Total East Midlands, United Kingdom			12,127	—	2,073

London & Southeast, United Kingdom
Basingstoke Distribution Center			4,879	—	33
Bromley Distribution Center			568	—	846
Minoco Wharf/ Silvertown Distribution Center			17,704	—	8,368
Purley Way Croydon Distribution Center			17,958	—	—
West Thurrock Oliver Road Distribution Center			6,119	—	—

Total London & Southeast, United Kingdom			47,228	—	9,247

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

South Poland, Poland
Bedzin Distribution Center	2,549	—	2,549	—	2002

Total South Poland, Poland	2,549	—	2,549	—

Warsaw, Poland
Blonie Industrial Park	4,685	—	4,685	—	2002
Teresin Distribution Center	5,176	—	5,176	—	2000, 2002

Total Warsaw, Poland	9,861	—	9,861	—

West Poland, Poland
Poznan Park	1,024	—	1,024	—	2001

Total West Poland, Poland	1,024	—	1,024	—

Spain:
Madrid, Spain
Alcala Distribution Center	9,375	—	9,375	—	2001

Total Madrid, Spain	9,375	—	9,375	—

United Kingdom:
East Midlands, United Kingdom
Ashby de la Zouch Distribution Center	3,359	—	3,359	—	2002
Corby Distribution Center	1,707	—	1,707	—	2002
Daventry Phase III Distribution Center	3,787	—	3,787	—	2002
Grange Park	3,030	—	3,030	—	2002
Marston Gate Distribution Center	2,317	—	2,317	—	2002

Total East Midlands, United Kingdom	14,200	—	14,200	—

London & Southeast, United Kingdom
Basingstoke Distribution Center	4,912	—	4,912	—	2002
Bromley Distribution Center	1,414	—	1,414	—	2002
Minoco Wharf/ Silvertown Distribution Center	26,072	—	26,072	—	2002
Purley Way Croydon Distribution Center	17,958	—	17,958	—	2002
West Thurrock Oliver Road Distribution Center	6,119	—	6,119	—	2002

Total London & Southeast, United Kingdom	56,475	—	56,475	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

West Midlands, United Kingdom
Banbury Distribution Center			4,887	—	—
Coventry Distribution Center			47,186	—	—
Fort Dunlop Distribution Center			9,915	—	317
Michelin Factory Stoke Distribution Center			9,015	—	—

Total West Midlands, United Kingdom			71,003	—	317

Subtotal European Markets(n)			176,480	—	29,211

Total Land Held for Development(p)			311,165	—	75,655

GRAND TOTAL			$1,245,930	$2,551,585	$1,534,563

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2002

				ACCUMULATED	DATE OF
		BUILDING &	TOTAL	DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	(a,b)	(c)	ACQUISITION

West Midlands, United Kingdom
Banbury Distribution Center	4,887	—	4,887	—	2002
Coventry Distribution Center	47,186	—	47,186	—	2002
Fort Dunlop Distribution Center	10,232	—	10,232	—	2002
Michelin Factory Stoke Distribution Center	9,015	—	9,015	—	2002

Total West Midlands, United Kingdom	71,320	—	71,320	—

Subtotal European Markets(n)	205,691	—	205,691	—

Total Land Held for Development(p)	386,820	—	386,820	—

GRAND TOTAL	$1,500,157	$3,831,921	$5,332,078	$(712,319)

PROLOGIS

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(a)	Reconciliation of real estate assets per Schedule III to ProLogis’ Consolidated Balance Sheet as of December 31, 2002 (in thousands of U.S. dollars):

Total per Schedule III	$5,332,078
Capitalized preacquisition costs	63,449	(u)

Total per Consolidated Balance Sheet	$5,395,527	(v)

(b)	The aggregate cost of ProLogis’ real estate assets for federal income tax purposes was approximately $5,186,074,343.

(c)	Real estate assets (excluding land balances) are depreciated over their useful lives. These useful lives are generally seven years for capital improvements, 10 years for tenant improvements, 30 years for acquired properties and 40 years for properties under development. ProLogis does not depreciate properties that have been developed or acquired in the CDFS business segment with the intent to sell the property to a third party or contribute the property to a property fund.

(d)	Total Operating CDFS properties consist of 88 properties aggregating 15.4 million square feet at an aggregate investment of $663.0 million that were developed or acquired and rehabilitated and/or repositioned through CDFS business activities that are pending sale to third parties or contribution to a property fund. See “Item 1 — Business — ProLogis’ Operating Segments — CDFS Business Segment.”

(e)	Properties with an aggregate cost of $350,137,000 secure $200,000,000 of mortgage notes.

(f)	Properties with an aggregate cost of $220,181,000 secure $143,626,000 of mortgage notes.

(g)	Includes one 202,000 square foot property that is owned by CSI. ProLogis’ investment in ProLogis Logistics, which owns CSI, was previously presented under the equity method. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(h)	Properties with an aggregate cost of $446,565,000 secure $182,353,000 of mortgage notes.

(i)	Properties with an aggregate cost of $61,658,000 secure $21,346,000 of securitized debt.

(j)	Includes one 68,000 square foot property that is owned by CSI. ProLogis’ investment in ProLogis Logistics, which owns CSI, was previously presented under the equity method. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(k)	Includes one 32,000 square foot property that is owned by CSI. ProLogis’ investment in ProLogis Logistics, which owns CSI, was previously presented under the equity method. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(l)	Includes one 413,000 square foot property that is owned by CSI. ProLogis’ investment in ProLogis Logistics, which owns CSI, was previously presented under the equity method. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(m)	Properties with an aggregate cost of $243,365,000 secure $8,654,000 of assessment bonds.

(n)	Kingspark S.A., a wholly owned subsidiary at December 31, 2002, operates only in the United Kingdom. Prior to July 1, 2002, ProLogis investment in Kingspark S.A. was accounted for under the equity method. On July 1, 2002, ProLogis began consolidating its investment in Kingspark S.A. in its financial statements.

(o)	All properties under development are included in the CDFS business segment. See “Item 1 — Business — ProLogis’ Operating Segments — CDFS Business Segment.”

(p)	All of the land held for future development is included in the CDFS business segment. See “Item 1 — Business — ProLogis’ Operating Segments — CDFS Business Segment.”

(q)	Includes 33 acres of land that is owned by CSI. ProLogis’ investment in ProLogis Logistics, which owns CSI, was previously presented under the equity method. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

PROLOGIS

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(r)	Includes six acres of land that is owned by CSI. ProLogis’ investment in ProLogis Logistics, which owns CSI, was previously presented under the equity method. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(s)	Includes four acres of land that is owned by CSI. ProLogis’ investment in ProLogis Logistics, which owns CSI, was previously presented under the equity method. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(t)	Includes five acres of land that is owned by CSI. ProLogis’ investment in ProLogis Logistics, which owns CSI, was previously presented under the equity method. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(u)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($6.9 million on deposit with title companies); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase related to future development projects.

(v)	A summary of activity for ProLogis’ real estate assets and accumulated depreciation for the the three years ended December 31, 2000, 2001 and 2002 is as follows (in thousands of U.S. dollars):

	Years Ended December 31,

	2002	2001	2000

Real estate assets:
Balance at beginning of year	$4,588,193	$4,689,492	$4,974,951
Acquisitions of land and operating properties, development completions and improvements to operating properties	836,334	658,879	572,065
Dispositions of operating properties and land parcels	(1,000,987)	(832,732)	(890,320)
Change in properties under development balance	245,839	46,198	2,307
Change in capitalized preacquisition costs balance	(29,260)	26,356	30,489
Balances associated with changes in reporting presentation	755,408	—	—

Balance at end of year	$5,395,527	$4,588,193	$4,689,492

Accumulated depreciation:
Balance at beginning of year	$574,871	$476,982	$366,703
Depreciation expense	131,132	120,899	128,403
Balances retired upon disposition of operating properties	(4,426)	(23,010)	(18,124)
Balances associated with changes in reporting presentation	10,742	—	—

Balance at end of year	$712,319	$574,871	$476,982

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ K. DANE BROOKSHER

K. Dane Brooksher
Chairman and Chief Executive Officer

Date: March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. DANE BROOKSHER K. Dane Brooksher	Chairman, Chief Executive Officer and Trustee	March 27, 2003

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Vice Chairman, Chief Investment Officer and Trustee	March 27, 2003

/s/ WALTER C. RAKOWICH Walter C. Rakowich	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 27, 2003

/s/ LUKE A. LANDS Luke A. Lands	Senior Vice President and Controller	March 27, 2003

/s/ SHARI J. JONES Shari J. Jones	First Vice President (Principal Accounting Officer)	March 27, 2003

/s/ STEPHEN L. FEINBERG Stephen L. Feinberg	Trustee	March 27, 2003

/s/ GEORGE L. FOTIADES George L. Fotiades	Trustee	March 27, 2003

/s/ DONALD P. JACOBS Donald P. Jacobs	Trustee	March 27, 2003

/s/ NEELIE KROES Neelie Kroes	Trustee	March 27, 2003

/s/ KENNETH N. STENSBY Kenneth N. Stensby	Trustee	March 27, 2003

Signature	Title	Date

/s/ J. ANDRÉ TEIXEIRA J. André Teixeira	Trustee	March 27, 2003

/s/ WILLIAM D. ZOLLARS William D. Zollars	Trustee	March 27, 2003

I, K. Dane Brooksher, certify that:

      1. I have reviewed this Annual Report on Form 10-K of ProLogis;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ K. DANE BROOKSHER

K. Dane Brooksher
Chairman and Chief Executive Officer

Date: March 27, 2003

I, Walter C. Rakowich, certify that:

      1. I have reviewed this Annual Report on Form 10-K of ProLogis;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WALTER C. RAKOWICH

Walter C. Rakowich
Managing Director and Chief Financial Officer

Date: March 27, 2003

INDEX TO EXHIBITS

      Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
Number	Description

3.1	— Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ quarterly report on Form 10-Q for the quarter ended June 30, 1999).
3.2	— Amended and Restated Bylaws of ProLogis (incorporated by reference to exhibit 3.2 to ProLogis’ quarterly report on Form 10-Q for the quarter ended June 30, 1999).
4.1
— Rights Agreement, dated as of December 31, 1993, between ProLogis and State Street Bank and Trust Company, as Rights Agent, including form of Rights Certificate (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-78080).

4.2
— First Amendment to Rights Amendment, dated as of February 15, 1995, between ProLogis, State Street Bank and Trust Company and The First National Bank of Boston, as successor Rights Agent (incorporated by reference to exhibit 3.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 1995).

4.3
— Second Amendment to Rights agreement, dated as of June 22, 1995, between ProLogis, State Street Bank and Trust Company and The First National Bank of Boston (incorporated by reference to Exhibit 3.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 1995).

4.4
— Third Amendment to Rights Agreement, dated as of October 11, 2001, among ProLogis, Fleet National Bank and Equiserve Trust Company, N.A. (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 2001).

4.5	— Fourth Amendment to Rights Agreement, dated as of September 26, 2002, between ProLogis and EquiServe Trust Company, N.A.
4.6	— Form of share certificate for Common Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-73382).
4.7	— ProLogis Trust Employee Share Purchase plan, as amended and restated (incorporated by reference to exhibit 4.7 to ProLogis’ Form S-8, dated September 27, 2001).
4.8	— 8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.9
— Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1996).

4.10	— 9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.11	— 7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K dated May 9, 1995).
4.12	— 7.25% Note due May 15, 2002 (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).

Exhibit
Number	Description

4.13	— 7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.14	— 8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.15	— 7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.16
— Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as Trustee (incorporated by reference to exhibit 4.9 to ProLogis’ Form 10-K for the year ended December 31, 1994).

4.17
— Collateral Trust Indenture, dated as of July 22, 1993, between Krauss/ Schwartz Properties, Ltd. and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 4.10 to ProLogis’ Form 10-K for the year ended December 31, 1994).

4.18
— First Supplement Collateral Trust Indenture, dated as of October 28, 1994, among ProLogis Limited Partnership-IV, Krauss/ Schwartz Properties, Ltd., and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 10.6 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).

4.19
— Form of share certificate for Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.21 of ProLogis’ Registration Statement No. 69001).

4.20
— Form of share certificate for Series E Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.22 of ProLogis’ Registration Statement No. 69001).

4.21	— 7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis’ Form 8-K dated July 11, 1997).
4.22	— Form of 7.05% Promissory Note due July 15, 2006 (incorporated by reference to exhibit 4.24 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.23	— 7.00% Promissory Note due October 1, 2003 (incorporated by reference to exhibit 4.25 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.24	— Form of 6.70% Promissory Note due April 15, 2004 (incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.25	— Form of 7.10% Promissory Note due April 15, 2008 (incorporated by reference to exhibit 4.27 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.26	— Form of 5.50% Promissory Note due March 1, 2013.
10.1
— Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Registration Statement No. 33-73382).

10.2
— Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-II, dated as of February 15, 1994, among ProLogis as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.12 to ProLogis’ Registration Statement No. 33-78080).

10.3
— Third Amended and Restated Investor Agreement, dated as of September 9, 1997, between ProLogis and SC Group Incorporated (incorporated by reference to exhibit 10.3 to Security Capital Group Incorporated’s Form 10-Q for the quarter ended September 30, 1997).

Exhibit
Number	Description

10.4	— Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis’ Registration Statement No. 33-73382).
10.5	— Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.6	— Declaration of Trust for the benefit of ProLogis’ independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.7	— Share Option Plan for Outside Trustees (as Amended and Restated Effective September 26, 2002) (incorporated by reference to exhibit 10. 2 to ProLogis’ Form 8-K dated February 19, 2003).
10.8	— 1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus contained in Registration Statement No. 333-102166).
10.9
— Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-III, dated as of October 28, 1994, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.3 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).

10.10
— Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-IV, dated as of October 28, 1994, by and among ProLogis IV, Inc., as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).

10.11
— Option Agreement and Consent, dated October 24, 1994, by and between ProLogis and Farm Bureau Life Insurance Company (incorporated by reference to exhibit 10.7 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).

10.12	— Form of Secured Promissory Note and Pledge Agreement relating to Share Purchase Program (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1998).
10.13
— Loan Agreement, dated as of December 23, 1998, between ProLogis and Connecticut General Life Insurance Company (incorporated by reference to exhibit 10.19 to ProLogis’ Form 10-K for the year ended December 31, 1998).

10.14
— Tranche A Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity Association of America (incorporated by reference to exhibit 10.20 to ProLogis’ Form 10-K for the year ended December 31, 1998).

10.15
— Tranche B Promissory Note, dated as of February 22, 1999, between ProLogis and Teachers Insurance and Annuity Association of America (incorporated by reference to exhibit 10.21 to ProLogis’ Form 10-K for the year ended December 31, 1998).

10.16
— Stock Purchase Agreement among Meridian, Harris Trust & Savings Bank, as Trustee for Ameritech Pension Trust, and OTR, on behalf of and as nominee for the State Teachers Retirement Board of Ohio, dated as of December 29, 1995 (incorporated by reference to Meridian’s Registration Statement No. 333-00018).

Exhibit
Number	Description

10.17
— Amended and Restated Loan Administration Agreement between The Prudential Insurance Company of America and Meridian, IndTennco Limited Partnership, Metro-Sierra Limited Partnership, and Progress Center/ Alabama Limited Partnership, dated as of February 23, 1996 (incorporated by reference to exhibit 10.24 to Meridian’s Form 10-K for the year ended December 31, 1996).

10.18
— Note Purchase Agreement among Meridian and The Travelers Insurance Company (I/ N/ TRAL & CO.), United Services Automobile Association (I/ N/ O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/N/O CUDD & CO), Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company “B” (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans (I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST & CO), Union Central Life Insurance Company (I/N/O HARE & CO), and Pan-American Life Insurance Company, dated November 15, 1997 (incorporated by reference to exhibit 10.66 to Meridian’s Form 10-K for the year ended December 31, 1997).

10.19	— Mortgage Noted dated as of March 29, 1999 between ProLogis Trust and Pro-Industrial Funding Company, Inc. (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated May 17, 1999).
10.20	— Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis’ Registration Statement No. 333-86081).
10.21	— ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.22
— Multi-Currency Revolving Credit Facility Agreement among PLD Europe Finance B.V. and PLD U.K. Finance B.V. as Original Borrowers, ProLogis Trust as guarantor, ABN AMRO Bank N.V. as Arranger and Societe Generale as Co-Arranger, ABN AMRO Bank N.S. as Agent and Issuing bank as Banks as defined herein, dated December 17, 1999 (incorporated by reference to exhibit 10.24 to ProLogis’ Form 10-K for the year ended December 31, 1999).

10.23
— Form of Executive Protection Agreements entered into between ProLogis and K. Dane Brooksher and Irving F. Lyons III, dated as of June 24, 1999. (incorporated by reference to exhibit 10.25 to ProLogis’ Form 10-K for the year ended December 31, 1999).

10.24
— Form of Executive Protection Agreements entered into between ProLogis and Walter C. Rakowich, Jeffrey H. Schwartz, Robert J. Watson and John W. Seiple, dated as of June 24, 1999 (incorporated by reference to exhibit 10.26 to ProLogis’ Form 10-K for the year ended December 31, 1999).

10.25
— Amendment No. 1, dated December 10, 2001 to Third Amended and Restated Investor Agreement (incorporated by reference to exhibit 2 to Amendment No. 12 to Security Capital Group Incorporated’s Report on Schedule 13D dated December 10, 2001).

Exhibit
Number	Description

10.26
— Stabilised Property Contribution Agreement, dated September 15, 1999, between ProLogis Management S.a.r.l., ProLogis Developments S.a.r.l., ProLogis France Developments, Inc., Kingspark Holding S.A. and ProLogis (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2001.

10.27	— Code of Ethics and Business Conduct.
10.28	— Amended and Restated Special Equity Agreement between ProLogis and K. Dane Brooksher, dated as of March 5, 2003.
10.29	— Special Equity Agreement between ProLogis and Irving F. Lyons III, dated as of March 5, 2003.
12.1	— Statement re: Computation of Ratio of Earnings to Fixed Charges.
12.2	— Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1	— Subsidiaries of ProLogis.
23.1	— Consent of KPMG — Stockholm, Sweden.
23.2	— Report of KPMG — Stockholm, Sweden.
23.3	— Consent of KPMG — New York, New York.
23.4	— Report of KPMG — New York, New York.
23.5	— Consent of KPMG — San Diego, California.
99.1	— Limited Liability Company Agreement of Kingspark LLC dated as of January 2, 2001 (incorporated by reference to exhibit 99.1 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.2	— Promissory Note from Kingspark LLC dated January 5, 2001 (incorporated by reference to exhibit 99.2 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.3	— Promissory Note from K. Dane Brooksher dated January 5, 2001 (incorporated by reference to exhibit 99.3 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.4
— Purchase and Sale Agreement, dated January 2, 2001, among Kingspark Holding S.A., Kingspark Holdings LLC and Kingspark LLC (incorporated by reference to exhibit 99.4 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).

99.5	— Limited Liability Company Agreement of CSI/ Frigo LLC dated as of January 2, 2001 (incorporated by reference to exhibit 99.5 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.6	— Promissory Note from CSI/ Frigo LLC dated January 5, 2001 (incorporated by reference to exhibit 99.6 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.7
— Purchase and Sale Agreement, dated January 2, 2001 among ProLogis Logistics Services Incorporated, SCI Logistics Holdings LLC and CSI/ Frigo LLC (incorporated by reference to exhibit 99.7 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).

99.8	— Promissory Note from K. Dane Brooksher dated July 18, 2000 to GoProLogis Incorporated (incorporated by reference to exhibit 99.8 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).

Exhibit
Number	Description

99.9
— Option agreement dated July 18, 2000 among GoProLogis Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.9 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).

99.10
— Promissory Note from K. Dane Brooksher dated September 20, 2000 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).

99.11
— Promissory Note from K. Dane Brooksher dated January 4, 2001 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.11 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).

99.12
— Option Agreement dated September 20, 2000 among ProLogis Broadband(1) Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.12 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).

99.13	— Purchase and Sale Agreement, effective as of July 1, 2002, among Kingspark LLC, K. Dane Brooksher, and ProLogis.
99.14	— Purchase and Sale Agreement dated October 23, 2002, between CSI/Frigo LLC and ProLogis.
99.15	— Promissory Note from CSI/Frigo LLC dated October 23, 2002.