Form 10-Q
period 2003-03-31
PROLOGIS
filed 2003-05-14
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [X] No [  ]

     Indicate by check mark whether the registrant is accelerated file (as defined in Rule 12b-2 of the Securities Act of 1934).

Yes [X] No [  ]

     The number of shares outstanding of the Registrant’s common shares as of May 12, 2003 was 178,996,921.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
ITEM 2. Managements’ Discussion and analysis of Financial Condition and Liquidity
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II
Item 5. Changes in Securities and Use of Proceeds
Item 6. Submission of Matters to Vote of Securities Holders
Item 7. Other Information
Item 8. Exhibits and Reports on Form 8-K
SIGNATURES
EX-12.1 Computation of Ratio of Earnings
EX-12.2 Computation of Ratio of Earnings
EX-15.1 Letter from KPMG

PROLOGIS

INDEX

		Page
		Number(s)

PART I.	Financial Information
	Item 1. Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheets — March 31, 2003 and December 31, 2002	3
	Consolidated Condensed Statements of Earnings and Comprehensive Income — Three Months Ended March 31, 2003 and 2002	4
	Consolidated Condensed Statements of Cash Flows — Three Months Ended March 31, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6 -- 27
	Independent Accountants’ Review Report	28
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29 - 43
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
	Item 4. Controls and Procedures	44
PART II.	Other Information
	Item 5. Changes in Securities and Use of Proceeds	45
	Item 6. Submission of Matters to a Vote of Securities Holders	45
	Item 7. Other Information	45
	Item 8. Exhibits and Reports on Form 8-K	45

PROLOGIS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Real estate	$5,410,992	$5,395,527
Less accumulated depreciation	744,242	712,319

	4,666,750	4,683,208
Investments in and advances to unconsolidated investees	890,548	821,431
Cash and cash equivalents	111,996	110,809
Accounts and notes receivable	46,427	39,329
Other assets	261,532	268,748

Total assets	$5,977,253	$5,923,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$394,335	$545,906
Senior unsecured debt	1,910,844	1,630,094
Mortgage notes and other secured debt	523,123	555,978
Accounts payable and accrued expenses	127,525	154,082
Construction costs payable	17,582	27,880
Dividends payable	729	729
Other liabilities	91,907	79,902

Total liabilities	3,066,045	2,994,571

Minority interest	39,739	42,467
Shareholders’ equity:
Series C Preferred Shares; at the stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	100,000	100,000
Series D Preferred Shares; at the stated liquidation preference of $25.00 per share; $0.01 par value; 10,000,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	250,000	250,000
Series E Preferred Shares; at the stated liquidation preference of $25.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	50,000	50,000
Common shares of beneficial interest; $0.01 par value; 178,726,859 shares issued and outstanding at March 31, 2003 and 178,145,614 shares issued and outstanding at December 31, 2002	1,787	1,781
Additional paid-in capital	3,024,170	3,016,889
Accumulated other comprehensive income	50,586	47,264
Distributions in excess of net earnings	(605,074)	(579,447)

Total shareholders’ equity	2,871,469	2,886,487

Total liabilities and shareholders’ equity	$5,977,253	$5,923,525

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Income:
Rental income	$115,656	$112,929
Other real estate income	31,051	26,416
Income from unconsolidated investees	12,867	32,345
Interest and other income	369	570

Total income	159,943	172,260

Expenses:
Rental expenses, net of recoveries of $26,466 in 2003 and $23,628 in 2002	10,124	7,741
General and administrative	15,876	12,927
Depreciation and amortization	41,518	36,231
Interest	37,254	40,830
Other	778	821

Total expenses	105,550	98,550

Earnings from operations	54,393	73,710
Minority interest share in earnings	1,283	1,282

Earnings before gains (losses) on dispositions of real estate and foreign currency exchange losses	53,110	72,428
Gains (losses) on dispositions of real estate, net	383	(153)
Foreign currency exchange losses, net	(5,102)	(339)

Earnings before income taxes	48,391	71,936
Income taxes:
Current income tax expense	509	1,060
Deferred income tax expense	998	7,701

Total income tax expense	1,507	8,761

Net earnings	46,884	63,175
Less preferred share dividends	8,179	8,179

Net earnings attributable to Common Shares	38,705	54,996
Other comprehensive income (loss):
Foreign currency translation adjustments	3,322	(18,097)

Comprehensive income	$42,027	$36,899

Weighted average Common Shares outstanding — Basic	178,600	176,523

Weighted average Common Shares outstanding — Diluted	181,003	183,182

Basic net earnings attributable to Common Shares	$0.22	$0.31

Diluted net earnings attributable to Common Shares	$0.21	$0.31

Distributions per Common Share	$0.360	$0.355

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net earnings	$46,884	$63,175
Minority interest share in earnings	1,283	1,282
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,518	36,231
(Gains) losses on dispositions of real estate, net	(383)	153
Straight-lined rents	(2,054)	(1,352)
Amortization of deferred loan costs	1,627	1,409
Stock-based compensation	3,111	2,912
Income from unconsolidated investees	(3,376)	(26,795)
Foreign currency exchange losses, net	4,041	383
Deferred income tax expense	998	7,701
(Increase) decrease in accounts receivable and other assets	(4,711)	6,657
Decrease in accounts payable and accrued expenses and other liabilities	(23,767)	(12,227)

Net cash provided by operating activities	65,171	79,529

Investing activities:
Real estate investments	(298,730)	(112,896)
Tenant improvements and lease commissions on previously leased space	(9,293)	(7,932)
Recurring capital expenditures	(2,300)	(8,022)
Proceeds from dispositions of real estate	210,359	203,484
Net (advances to) amounts received from unconsolidated investees	15,591	(12,481)

Net cash provided by (used in) investing activities	(84,373)	62,153

Financing activities:
Net proceeds from sales of Common Shares and issuances of Common Shares under plans	13,301	35,096
Repurchases of Common Shares, net of costs	(9,771)	—
Distributions paid on Common Shares	(64,332)	(62,552)
Distributions paid to minority interest holders	(4,023)	(1,871)
Distributions paid on preferred shares	(8,179)	(8,179)
Proceeds from issuance of senior unsecured debt	300,000	—
Proceeds from issuance of secured debt	31,000	—
Debt issuance costs incurred	(2,856)	—
Principal payments on senior unsecured debt	(18,750)	(18,750)
Proceeds from lines of credit	571,136	168,675
Payments on lines of credit	(722,707)	(221,669)
Regularly scheduled principal payments on secured debt	(1,586)	(1,659)
Principal payments on secured debt at maturity and prepayments	(62,094)	—
Principal payments on employee share purchase notes	—	768
Purchases of derivative financial instruments	(750)	—
Proceeds from settlement of derivative financial instruments	—	159

Net cash provided by (used in) financing activities	20,389	(109,982)

Net increase in cash and cash equivalents	1,187	31,700
Cash and cash equivalents, beginning of period	110,809	27,989

Cash and cash equivalents, end of period	$111,996	$59,689

See Note 9 for information on non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(Unaudited)

1. General

  Business

     ProLogis, collectively with its consolidated subsidiaries and partnerships, is a publicly held real estate investment trust (“REIT”) that owns, operates and develops industrial distribution properties in North America (the United States and Mexico), Europe (11 countries) and Asia (Japan). ProLogis established a representative office in China in April 2003, but owns no real estate assets in China as of March 31, 2003. The ProLogis Operating System®, comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group, utilizes ProLogis’ international network of properties to meet its customers’ distribution space needs globally. ProLogis’ business consists of two reportable business segments: property operations and corporate distribution facilities services business (“CDFS business”). See Note 8.

  Principles of Financial Presentation

     The consolidated condensed financial statements of ProLogis as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. Management of ProLogis believes that the disclosures presented are adequate; however, these interim consolidated condensed financial statements should be read in conjunction with ProLogis’ December 31, 2002 audited consolidated financial statements contained in ProLogis’ 2002 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments; necessary for a fair presentation of ProLogis’ consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year. Certain of the 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

     ProLogis began presenting its investment in ProLogis UK Holdings S.A., formerly Kingspark Holding S.A., (collectively with its subsidiaries “Kingspark S.A.”), a Luxembourg company that engages in CDFS business activities in the United Kingdom, and its investment in Kingspark LLC, a holding company that holds the voting ownership interests of Kingspark S.A., on a consolidated basis on July 1, 2002. ProLogis began presenting its investment in ProLogis Logistics Services Incorporated (“ProLogis Logistics”), which owns CS Integrated LLC (“CSI”), previously a temperature-controlled distribution company operating in the United States, on a consolidated basis on October 24, 2002. Previously, all of these investments were presented under the equity method. ProLogis’ changes in reporting method with respect to these entities occurred at the time ProLogis acquired (directly or indirectly) 100% of the ownership interests (both voting and non-voting) of Kingspark S.A. and ProLogis Logistics. Generally accepted accounting principles in the United States (“GAAP”) do not require that previously reported financial information be restated when the reporting method is changed to consolidation from the equity method under these circumstances. ProLogis’ consolidated shareholders’ equity and its consolidated net earnings are the same under the two reporting methods. The accompanying consolidated condensed financial statements present ProLogis’ investments in Kingspark S.A. and Kingspark LLC under the equity method through June 30, 2002 and ProLogis’ investment in ProLogis Logistics under the equity method through October 23, 2002. From these dates forward, these investments are presented on a consolidated basis. See Note 3.

     In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued. ProLogis is required to adopt the requirements of this Interpretation for the interim period that begins after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires that ProLogis present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. ProLogis is continuing to assess the provisions of this Interpretation and the impact to ProLogis of adopting this Interpretation. Based on its initial assessment, ProLogis believes that, due to the adoption of this Interpretation, it will begin to present its investments in Frigoscandia Holding S.A. (“Frigoscandia S.A.”) and CSI/Frigo LLC, a holding company that has an ownership interest in Frigoscandia S.A., on a consolidated basis in its financial statements beginning with the consolidated condensed financial statements issued for the quarterly period ended September 30, 2003. Currently, ProLogis presents its investments in Frigoscandia S.A. and CSI/Frigo LLC under the equity method.

ProLogis’ combined effective ownership in these entities is 99.75% at March 31, 2003. ProLogis expects that it will continue to present all of its other investments under the equity method. See Note 3 for information on ProLogis’ investments in these entities and for summarized financial information of Frigoscandia S.A. as of and for the three months ended March 31, 2003.

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

  Foreign Operations

     The U.S. dollar is the functional currency for ProLogis’ consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico. The functional currency for ProLogis’ consolidated subsidiaries and unconsolidated investees operating outside North America is the local currency of the country in which the entity is located (euro for members of the European Union that have adopted the euro, krona for Sweden, pound sterling for the United Kingdom, forint for Hungary, koruna for the Czech Republic, zloty for Poland and yen for Japan).

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

     ProLogis and its consolidated subsidiaries and unconsolidated investees may have transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are generally included in results of operations. Certain intercompany debt balances are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is given to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee.

     Gains or losses are also recorded in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

     The components of the net foreign currency exchange gains and losses recognized in ProLogis’ results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended March 31,

	2003	2002

Remeasurement of third party and certain intercompany debt, net(1)	$(3,596)	$(278)
Settlement of third party and certain intercompany debt, net(1)	(889)	(9)
Derivative financial instruments — put option contracts(2):
Costs of contracts expiring in each period	(665)	(213)
Mark-to-market gains (losses) on outstanding contracts	220	(51)
Gains realized at expiration, net	—	159
Transaction gains (losses), net	(172)	53

Totals	$(5,102)	$(339)

(1)	When certain debt balances are settled, previously recognized remeasurement gains or losses that were recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the debt balance is reflected in results of operations as a realized gain or loss.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and then marked-to-market by ProLogis as of the end of each accounting period until the contract’s expiration. Upon expiration, the mark-to-market adjustments are reversed, the total cost of the contract is expensed and any amounts received at expiration are recognized as gains.

Other Recently Issued Accounting Standards

     In November 2002, Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others as an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of Interpretation No. 34” was issued. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and provides that an entity that issues a guarantee must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee. Further, this Interpretation requires that this information be disclosed in the interim and annual financial statements.

     This Interpretation’s disclosure requirements were effective for ProLogis’ December 31, 2002 consolidated financial statements and the initial recognition and measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. ProLogis made all applicable disclosures in its consolidated financial statements included in its 2002 Annual Report on Form 10-K. The application of the recognition and measurement provisions of this Interpretation did not have a material effect on ProLogis’ financial position, results of operations or cash flows. See Note 3.

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” was issued. This standard is effective for financial statements for fiscal years ending after December 15, 2002. ProLogis does not account for share-based compensation under the fair value method provided in SFAS No. 123. Rather, ProLogis continues to account for its various share-based compensation plans using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as also allowed under SFAS No. 123. Under APB No. 25, if the exercise price of the share options issued equals or exceeds the market price of the underlying share on the date of grant, no compensation expense is recognized. Under SFAS No. 123, the fair value of the share options issued would be recognized as compensation expense. ProLogis issues share options to employees and members of its Board of Trustees (the “Board”) that have an exercise price that is equal to the average of the high and low market prices on the day the options are issued. Therefore, no compensation expense is recognized. ProLogis does recognize compensation expense when changes to the terms of the share options or other instruments awarded require the use of variable accounting as provided under SFAS No. 123.

     Had compensation expense been recognized by ProLogis for the three months ended March 31, 2003 and 2002 using an option valuation model as provided in SFAS No. 123, ProLogis’ net earnings attributable to Common Shares and net earnings per Common Share for these periods would change as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net earnings attributable to Common Shares:
As reported	$38,705	$54,996
Pro forma	37,980	53,858
Basic and diluted per share net earnings attributable to Common Shares:
As reported — Basic	$0.22	$0.31
As reported — Diluted	0.21	0.31
Pro forma — Basic	0.21	0.31
Pro forma — Diluted	0.21	0.30

     Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation expense may not be representative of compensation cost to be expected in future years.

     The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

	Three Months Ended March 31,

	2003	2002

Risk-free interest rate	3.38%	5.09%
Forecasted dividend yield	5.68%	6.19%
Volatility	20.05%	20.18%
Weighted average option life	6.25 years	6.25 years

     ProLogis adopted the following accounting standards as of January 1, 2003. Adoption of these standards has not had a material impact on ProLogis’ financial position, results of operations or cash flows:

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

2. Real Estate

Investments in Real Estate

     Real estate assets directly owned by ProLogis consist of income producing industrial distribution properties, properties under development and land held for future development, at cost. ProLogis’ real estate investments include the following as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2003	2002

Operating properties(1):
Improved land	$746,492	$735,953
Buildings and improvements	3,900,641	3,831,921

	4,647,133	4,567,874

Properties under development (including cost of land)(2)(3)	312,267	377,384
Land held for development(4)	382,842	386,820
Other investments(5)	68,750	63,449

Total real estate assets	5,410,992	5,395,527
Less accumulated depreciation	744,242	712,319

Net real estate assets	$4,666,750	$4,683,208

(1)	At March 31, 2003 and December 31, 2002, ProLogis had 1,239 and 1,230 operating properties, respectively, consisting of 130,178,000 and 127,956,000 square feet, respectively.

(2)	Properties under development consisted of 30 buildings aggregating 6,347,000 square feet at March 31, 2003 and 37 buildings aggregating 9,648,000 square feet at December 31, 2002.

(3)	In addition to the March 31, 2003 construction costs payable balance of $17.6 million, ProLogis had aggregate unfunded commitments on contracts for properties under construction of $248.0 million at March 31, 2003.

(4)	Land held for future development consisted of 2,564 acres at March 31, 2003 and 2,466 acres at December 31, 2002.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties (none at March 31, 2003 and $6.9 million at December 31, 2002); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase related to future development projects.

     ProLogis’ directly owned real estate assets are located in North America (the United States and Mexico), ten countries in Europe and in Japan. No individual market in any country, as defined by ProLogis and presented in Item 2 of its 2002 Annual Report on Form 10-K, represents more than 10% of ProLogis’ total real estate assets, before depreciation.

Operating Lease Agreements

     ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At March 31, 2003, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties during the remainder of 2003 and the other years in the five-year period ending December 31, 2007 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2003	$310,179
2004	338,915
2005	257,482
2006	172,262
2007	119,434
2008 and thereafter	201,273

$1,399,545

     In ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.44% and 14.75%, respectively, of ProLogis’ annualized base rental income at March 31, 2003.

3. Unconsolidated Investees:

Summary of Investments and Income

     Since 1997, ProLogis has invested in various entities that are presented under the equity method in ProLogis’ consolidated condensed financial statements. Certain of these investments have been structured such that ProLogis’ ownership interest will allow ProLogis to continue to comply with the requirements of the Internal Revenue Code of 1986, as amended (“the Code”), to qualify as a REIT. However, with respect to ProLogis’ investments in property funds, having an ownership interest of less than 50% is part of ProLogis’ business strategy. This business strategy allows ProLogis to realize a portion of the profits from its development activities and raise private debt and equity capital to fund its future development activities — while also allowing ProLogis to maintain an ownership interest in its developed properties.

     ProLogis’ investments in entities that were presented under the equity method are summarized as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2003	2002

Property funds	$658,808	$593,479
CDFS entities	43,955	45,183
Temperature-controlled distribution company	185,299	178,459
Other	2,486	4,310

Totals	$890,548	$821,431

     ProLogis recognizes income or losses from its unconsolidated investees consisting of its proportionate share of the earnings or losses of these entities recognized under the equity method, interest income on advances to these entities, if any, and fees earned from these entities, if any. Amounts recognized by ProLogis from unconsolidated investees are summarized as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,

	2003	2002

Property funds	$10,196	$14,256
CDFS entities	301	9,482
Temperature-controlled distribution companies	2,318	10,676
Other	52	(2,069)

Totals	$12,867	$32,345

Property Funds

     Since 1999, ProLogis has formed eight property funds. ProLogis’ ownership interests in these property funds range from 14.5% to 50%. The property funds own distribution properties, generally properties that have been contributed to the property funds by ProLogis. ProLogis receives ownership interests in the property funds as part of the proceeds received from these contributions. ProLogis recognizes its proportionate share of the earnings or losses of each property fund under the equity method. ProLogis earns fees for acting as the manager of the property funds and may earn additional fees by providing other services to certain of the property funds including, but not limited to, development and leasing activities performed on their behalf.

     ProLogis’ investments in the eight property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2003	2002

ProLogis California(1)	$118,092	$118,790
ProLogis North American Properties Fund I(2)	45,432	46,175
ProLogis North American Properties Fund II(3)	6,592	7,070
ProLogis North American Properties Fund III(4)	5,680	5,666
ProLogis North American Properties Fund IV(5)	3,896	3,730
ProLogis North American Properties Fund V(6)	109,893	34,287
ProLogis European Properties Fund(7)	365,060	374,365
ProLogis Japan Properties Fund(8)	4,163	3,396

Totals	$658,808	$593,479

     ProLogis’ total investment in the eight property funds as of March 31, 2003 consisted of the following components (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Fund(7)	Fund(8)

Equity interest	$188.6	$58.2	$14.4	$12.1	$8.4	$43.6	$434.8	$3.3
Distributions	(78.4)	(13.7)	(4.1)	(2.5)	(1.9)	(1.4)	(54.4)	—
ProLogis’ share of the earnings of the entity, excluding fees earned	35.0	6.5	1.9	0.9	1.0	3.5	19.9	0.3

Subtotal	145.2	51.0	12.2	10.5	7.5	45.7	400.3	3.6
Adjustments to carrying value(9)	(29.1)	(8.5)	(6.9)	(5.7)	(4.4)	(13.0)	(83.6)	(1.5)
Other, net(10)	1.8	2.5	1.1	0.8	0.7	4.4	43.3	1.9

Subtotal	117.9	45.0	6.4	5.6	3.8	37.1	360.0	4.0
Other receivables	0.2	0.4	0.2	0.1	0.1	72.8	5.1	0.2

Totals	$118.1	$45.4	$6.6	$5.7	$3.9	$109.9	$365.1	$4.2

     ProLogis’ proportionate share of the earnings of each of the property funds recognized under the equity method, interest income on advances to the property funds, if any, and fees earned from the property funds were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,

	2003	2002

ProLogis California(1)	$3,486	$4,055
ProLogis North American Properties Fund I(2)	1,289	1,444
ProLogis North American Properties Fund II(3)	678	797
ProLogis North American Properties Fund III(4)	718	675
ProLogis North American Properties Fund IV(5)	482	531
ProLogis North American Properties Fund V(6)	2,356	6
ProLogis European Properties Fund(7)	954	6,748
ProLogis Japan Properties Fund(8)	233	—

Totals	$10,196	$14,256

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

•	Members are ProLogis and New York State Common Retirement Fund;

•	Owned 79 properties aggregating 13.0 million square feet at March 31, 2003;

•	All but one of the properties owned were acquired from ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles/Orange County market;

•	ProLogis California has the right of first offer with respect to properties that ProLogis develops, excluding properties developed under build to suit lease agreements, in the Los Angeles/Orange County market;

•	ProLogis’ ownership interest has been 50% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.8 million for both the three months ended March 31, 2003 and 2002.

(2)	ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 29, 2000;

•	Members are ProLogis and an affiliate of the State Teachers’ Retirement Board of Ohio;

•	Owned 36 properties aggregating 9.4 million square feet at March 31, 2003;

•	All properties were acquired from ProLogis;

•	Properties are located in 16 markets in the United States;

•	ProLogis’ ownership interest has been 41.3% since January 15, 2001 and was 20% from inception of the property fund to that date; and

•	Property management, asset management and other fees recognized by ProLogis were $0.5 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively.

(3)	ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Members are ProLogis and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”). First Islamic Bank obtained its initial ownership interest on March 27, 2001 from Principal Financial Group, the original member;

•	Owned 27 properties aggregating 4.5 million square feet at March 31, 2003;

•	All properties were acquired from ProLogis;

•	Properties are located in 13 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.5 million for both the three months ended March 31, 2003 and 2002.

(4)	ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Members are ProLogis and an affiliate of First Islamic Bank;

•	Owned 34 properties aggregating 4.4 million square feet at March 31, 2003;

•	All properties were acquired from ProLogis;

•	Properties are located in 15 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively.

(5)	ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Members are ProLogis and an affiliate of First Islamic Bank;

•	Owned 17 properties aggregating 3.5 million square feet at March 31, 2003;

•	All properties were acquired from ProLogis;

•	Properties are located in ten markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.3 million for both the three months ended March 31, 2003 and 2002.

(6)	ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests (direct and indirect) of the ProLogis-Macquarie Fund at March 31, 2003 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia, and a company that was formed to act as manager of the ProLogis-Macquarie Fund that is owned by ProLogis and a United States subsidiary of Macquarie Bank Limited (“Macquarie Bank”). ProLogis and Macquarie Bank each have a 50% ownership interest in the management company;

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 82.4% at March 31, 2003 through its 93.0% weighted ownership interest in two entities that collectively own 88.6% of the ProLogis-Macquarie Fund;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.5% at March 31, 2003 through its 11.4% direct ownership interest in the ProLogis-Macquarie Fund and its 50% ownership interest in the management company that has a weighted ownership interest of 7.0% in two entities that collectively own 88.6% of the ProLogis-Macquarie Fund;

•	Macquarie Bank’s effective ownership interest in the ProLogis-Macquarie Fund was 3.1% at March 31, 2003 through its 50% ownership interest in the management company that has a weighted ownership interest of 7.0% in two entities that collectively own 88.6% of the ProLogis-Macquarie Fund;

•	ProLogis refers to the combined entities in which it has direct or indirect ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interest in this property fund has ranged from 14.5% to 16.9% since its inception in March 2002.

•	Owned 70 properties aggregating 17.2 million square feet at March 31, 2003 (including 13 properties aggregating 5.2 million square feet that were acquired from ProLogis in March 2003);

•	All properties were acquired from ProLogis;

•	Properties are located in 24 markets in the United States and three markets in Mexico;

•	ProLogis is committed to offer to contribute all of its properties developed and stabilized in North America (excluding properties in the Los Angeles/Orange County market) through December 2003 to ProLogis North American Properties Fund V, subject to the property meeting certain criteria, including leasing criteria, and subject to ProLogis North American Properties Fund V having the capital to acquire the property;

•	Fees recognized by ProLogis were $1.8 million for the three months ended March 31, 2003 (consisting of $0.8 million in management fees, $0.3 million in long-term debt placement fees and $0.7 million in acquisition and other fees).

(7)	ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 21 third party institutional investors own units in the property fund;

•	Owned 195 properties aggregating 38.0 million square feet at March 31, 2003 (including three properties aggregating 0.6 million square feet that were acquired from ProLogis in March 2003 and five properties aggregating 1.7 million square feet that were acquired from third parties in January 2003);

•	Properties have been acquired from ProLogis (152 properties, 28.2 million square feet) or acquired from third parties (43 properties, 9.8 million square feet);

•	Properties are located in 26 markets in 11 countries in Europe;

•	ProLogis is committed to contribute all of its stabilized properties developed in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain criteria, including leasing criteria, and subject to ProLogis European Properties Fund having the capital to acquire the properties;

•	ProLogis’ ownership interest was 29.8% and 33.1% at March 31, 2003 and 2002, respectively; and

•	Property management and asset management fees recognized by ProLogis were $5.2 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively.

(8)	PLD/RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”);

•	The total capital commitment of GIC, through its real estate investment subsidiary, is $300.0 million, of which $286.8 million is unfunded at March 31, 2003;

•	Owned one 0.2 million square foot property at March 31, 2003;

•	Property was acquired from ProLogis;

•	Property is located in Tokyo;

•	ProLogis is committed to contribute all of its properties developed and stabilized in Japan through June 2006 to ProLogis Japan Properties Fund, subject to the property meeting certain criteria, including leasing criteria, and subject to ProLogis Japan Properties Fund having the capital to acquire the property;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management and asset management fees recognized by ProLogis were $0.1 million for the three months ended March 31, 2003.

(9)	Under GAAP, portions of the gains resulting from the contribution of properties to the property funds do not qualify for current income recognition due to ProLogis’ continuing ownership in the property fund. The amount of the gain that cannot be recognized upon contribution is recorded as a reduction to ProLogis’ balance sheet investment in the property fund. The gain not recognized is eventually realized when ProLogis’ proportionate share of the earnings of the property fund, recognized under the equity method, is increased to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the real estate assets that ProLogis has contributed to the property fund. The gain not recognized is also eventually realized if the property fund disposes of a property that was acquired from ProLogis or if ProLogis disposes of its ownership interest in the property fund.

(10)	Includes acquisition costs and ProLogis’ proportionate share of the cumulative translation adjustments recognized by ProLogis European Properties Fund and ProLogis Japan Properties Fund.

     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. ProLogis would be required to make an additional capital contribution if the property fund’s third-party lender, whose loans to the property fund are generally secured and non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 28% to 2%. Accordingly, the value of the assets of the respective property funds would have to decline by between 72% and 98% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at March 31, 2003. The potential obligations under the SLCAs aggregate $288.9 million at March 31, 2003 and the assets in the respective property funds were valued at approximately $3.4 billion. ProLogis did not enter into any new SLCAs during the three months ended March 31, 2003.

     Summarized financial information of the property funds as of and for the period ended March 31, 2003 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund

Total assets	$587.8	$359.5	$230.7	$205.1	$142.9	$735.9	$2,799.7	$68.1
Total liabilities(1)(2)	$297.4	$238.6	$169.8	$152.9	$104.8	$425.0	$1,382.1	$49.3
Equity	$290.4	$120.9	$60.9	$52.2	$38.1	$310.9	$1,417.6	$18.8
Revenues	$17.6	$11.2	$6.6	$6.1	$4.3	$16.3	$53.7	$1.1
Net earnings (loss)(3)	$5.0	$1.8	$0.6	$0.6	$0.8	$5.2	$(15.8)	$0.7
ProLogis’ ownership at March 31, 2003	50%	41.3%	20%	20%	20%	14.5%	29.8%	20%

(1)	Includes amounts due to ProLogis of:

•	$0.2 million from ProLogis California;

•	$0.4 million from ProLogis North American Properties Fund I;

•	$0.2 million from ProLogis North American Properties Fund II;

•	$0.1 million from ProLogis North American Properties Fund III;

•	$0.1 million from ProLogis North American Properties Fund IV;

•	$72.8 million from ProLogis North American Properties Fund V;

•	$5.1 million from ProLogis European Properties Fund; and

•	$0.2 million from ProLogis Japan Properties Fund.

(2)	Includes principal amounts of loans due to third parties of:

•	$289.6 million for ProLogis California;

•	$232.6 million for ProLogis North American Properties Fund I;

•	$165.0 million for ProLogis North American Properties Fund II;

•	$150.3 million for ProLogis North American Properties Fund III;

•	$103.2 million for ProLogis North American Properties Fund IV;

•	$334.0 million for ProLogis North American Properties Fund V (debt of $46.0 million that is due on May 14, 2003 and debt of $51.0 million that is due on June 30, 2003 have been guaranteed by ProLogis);

•	$1,102.6 million for ProLogis European Properties Fund; and

•	$48.1 million for ProLogis Japan Properties Fund.

(3)	ProLogis’ proportionate share of the earnings of the property funds, fees earned from services provided to the property funds and interest income on amounts due to ProLogis, if any, are recognized in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income as “Income from unconsolidated investees.” The net earnings of each property fund includes interest expense on amounts due to ProLogis, if any. The net loss of ProLogis European Properties Fund includes net foreign currency exchange losses of $31.7 million.

CDFS Entities

     ProLogis or its consolidated subsidiaries generally perform its CDFS business activities. Since its acquisition by ProLogis in August 1998, Kingspark S.A. has performed ProLogis’ CDFS business activities in the United Kingdom. ProLogis’ investments in Kingspark S.A. and Kingspark LLC were structured to allow ProLogis to continue to qualify as a REIT under the Code. ProLogis held only non-voting ownership interests in Kingspark S.A. and Kingspark LLC and presented its investments in these entities under the equity method. On July 1, 2002, ProLogis acquired the voting ownership interests in Kingspark S.A. and Kingspark LLC and began presenting these investments on a consolidated basis as of that date. This change in ProLogis’ ownership interests was prompted by changes to the Code that now allow ProLogis to own 100% of these entities while continuing to comply with the REIT requirements of the Code.

     Kingspark S.A. has invested in four joint ventures (the “Kingspark Joint Ventures”) that develop properties in the United Kingdom. ProLogis’ ownership interest in each of the Kingspark Joint Ventures was 50% at March 31, 2003 and December 31, 2002 and Kingspark S.A.’s combined investments in the Kingspark Joint Ventures were $44.0 million and $45.2 million at March 31, 2003 and December 31, 2002, respectively. The Kingspark Joint Ventures are accounted for under the equity method.

While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the Kingspark Joint Ventures were not separately presented in ProLogis’ Consolidated Balance Sheet.

     One of the Kingspark Joint Ventures owns 11 operating properties that were developed by the joint venture. The joint venture’s total investment in these properties was $80.8 million at March 31, 2003. Collectively, the Kingspark Joint Ventures owned 150 acres of land with the capacity for the future development of approximately 1.5 million square feet of distribution properties at March 31, 2003. Also, at March 31, 2003, the Kingspark Joint Ventures collectively controlled (through contracts, options or letters of intent) 511 acres of land with the capacity for the future development of approximately 9.5 million square feet of distribution properties.

     ProLogis’ proportionate share of the earnings of each of the unconsolidated investees in the CDFS business segment were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,

	2003	2002

Kingspark S.A.(1)(2)	$—	$9,309
Kingspark LLC(2)	—	173
Kingspark Joint Ventures(3)	301	—

Total	$301	$9,482

(1)	ProLogis recognized 95% of the earnings of Kingspark S.A. for the three months ended March 31, 2002 based on its ownership of 100% of Kingspark S.A.’s preferred stock. The amount recognized by ProLogis includes, among other items, net foreign currency exchange losses of $1.1 million and net gains of $3.4 million from the disposition of properties, including net gains of $1.7 million from the contribution of properties to ProLogis European Properties Fund. The net gains from the contribution of properties to ProLogis European Properties Fund are net of $0.8 million that did not qualify for current income recognition due to ProLogis’ continuing ownership in ProLogis European Properties Fund. As of July 1, 2002, Kingspark S.A. is consolidated in ProLogis’ financial statements.

(2)	On January 5, 2001, Kingspark LLC (a newly formed limited liability company) acquired the voting common stock of Kingspark S.A. for $8.1 million. Kingspark LLC’s membership interests were owned by K. Dane Brooksher, ProLogis’ chairman and chief executive officer (5% of the total membership interests, all voting) and ProLogis (95% of the total membership interests, all non-voting). Mr. Brooksher was the managing member of Kingspark LLC. There were no provisions that gave ProLogis the right to acquire Mr. Brooksher’s membership interests and Mr. Brooksher did not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC using funds that were loaned to him by ProLogis. The recourse loan from ProLogis to Mr. Brooksher was payable on January 5, 2006 and provided for an annual interest rate of 8.0%. Neither ProLogis’ ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher, resulted in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities were not consolidated in ProLogis’ financial statements.

On July 1, 2002, ProLogis acquired the voting membership interests of Kingspark LLC from Mr. Brooksher for an aggregate purchase price of $45,000, an amount equal to the principal balance of the loan due to ProLogis from Mr. Brooksher and related accrued interest. Mr. Brooksher applied the proceeds from this sale to the amounts owed to ProLogis thereby retiring his loan. Consequently, as of July 1, 2002 ProLogis owned (directly or through its 100% ownership of Kingspark LLC) 100% of the voting common stock and 100% of the non-voting preferred stock of Kingspark S.A. Accordingly, ProLogis began consolidating its investments in Kingspark S.A. and Kingspark LLC in its financial statement as of that date.

ProLogis’ proportionate share of the earnings of Kingspark LLC for the three months ended March 31, 2002 represents ProLogis’ 95% share of the earnings of Kingspark LLC recognized under the equity method based on its ownership of 95% of the membership interests (all non-voting) of Kingspark LLC. Kingspark LLC’s earnings result from its recognition under the equity method of 5% of the earnings of Kingspark S.A. based on its ownership of 100% of the voting common stock of Kingspark S.A.

For the period from January 5, 2001 to June 30, 2002, ProLogis recognized 99.75% of the earnings of Kingspark S.A. under the equity method based on its direct and indirect (through its ownership interest in Kingspark LLC) ownership interests in that entity.

(3)	The earnings of the Kingspark Joint Ventures consist primarily of net operating income from 11 operating properties, net interest expense and income tax expense.

Temperature-Controlled Distribution Companies

     Beginning in 1997, ProLogis invested in companies that operated temperature-controlled distribution and storage networks. When these investments were originally structured, ProLogis held only non-voting ownership interests and presented these investments under the equity method in order to continue to comply with the REIT requirements of the Code. While subsequent changes to the Code would allow for ProLogis to own voting interests in these entities, ProLogis’ ownership position with respect to the company that operates in Europe has not changed.

     As of March 31, 2003 and December 31, 2002, ProLogis has direct and indirect investments in only one temperature-controlled distribution company. This company operates in Europe. ProLogis’ ownership interests in Frigoscandia S.A. and CSI/Frigo LLC, a holding company that has an ownership interest in Frigoscandia S.A., do not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities are not consolidated in ProLogis’ financial statements. These investments, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2003	2002

CSI/Frigo LLC(1)	$(4,041)	$(3,924)
Frigoscandia S.A.(2)	189,340	182,383

Total	$185,299	$178,459

(1)	CSI/Frigo LLC, a limited liability company, owns 100% of the voting common stock of Frigoscandia S.A., representing 5% of its earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis’ chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/Frigo LLC. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. ProLogis has a $0.3 million note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. The note from CSI/Frigo LLC to ProLogis accrues interest at an annual interest rate of 8.0% and is due in 2012. Mr. Brooksher may transfer his membership interests in CSI/Frigo LLC, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher’s membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member.

(2)	Frigoscandia S.A., through a wholly owned subsidiary, owns 100% of Frigoscandia Holding AB (“Frigoscandia”), which owns companies operating 104.2 million cubic feet of temperature-controlled distribution facilities in two European countries (63.0 million cubic feet in France and 41.2 million cubic feet in the United Kingdom) at March 31, 2003. Frigoscandia classified the operating assets in the United Kingdom as held for sale in December 2002. Since June 2001, Frigoscandia has disposed of all of the operating assets in the Czech Republic, Denmark, Finland, Germany, Italy, the Netherlands, Norway, Spain and Sweden (aggregating 73.5 million cubic feet). Total proceeds from these sales were $149.0 million.

     ProLogis’ investments in Frigoscandia S.A. and CSI/Frigo LLC at March 31, 2003 consisted of the following components (in millions of U.S. dollars):

	CSI/Frigo	Frigoscandia
	LLC	S.A.

Equity interest	$0.4	$22.6
ProLogis’ share of the losses of the entity	(5.8)	(131.9)

Subtotal	(5.4)	(109.3)
Other, net(1)	0.6	(17.2)

Subtotal	(4.8)	(126.5)
Notes and other receivables(2)(3)	0.8	315.8

Total	$(4.0)	$189.3

(1)	Includes acquisition costs for Frigoscandia S.A. and ProLogis’ proportionate share of the cumulative translation adjustment recognized by the entity.

(2)	For CSI/Frigo LLC, the amount includes $0.3 million due to ProLogis under a note agreement that accrues interest at 8.0% and is due in 2012.

(3)	For Frigoscandia S.A., the amount includes other receivables (primarily interest on notes receivable) of $63.6 million and the following amounts owed to ProLogis under debt agreements:

•	776.6 million Swedish krona (the currency equivalent of approximately $91.6 million at March 31, 2003) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

•	9.9 million euro (the currency equivalent of approximately $10.7 million at March 31, 2003) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

•	$105.4 million unsecured note from Frigoscandia S.A., interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

•	40.8 million euro (the currency equivalent of approximately $44.5 million at March 31, 2003) unsecured note from Frigo S.a.r.l., a wholly owned subsidiary of Frigoscandia S.A.; interest at 5.0% per annum; due on demand.

     Summarized financial information of Frigoscandia S.A. as of and for the three months ended March 31, 2003 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

Total assets	$259.7
Total liabilities(1)	$395.2
Equity	$(135.5)
Revenues	$44.7
Net loss (2)	$(1.4)
ProLogis’ ownership at March 31, 2003(3)	95%

(1)	Includes amounts due to ProLogis of $315.8 million and principal amounts of loans due to third parties of $0.3 million.

(2)	ProLogis’ proportionate share of the loss of Frigoscandia S.A. and interest income on amounts due to ProLogis are recognized in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income as “Income from unconsolidated investees.” The net loss includes interest expense on amounts due to ProLogis of $3.5 million and net foreign currency exchange gains of $0.1 million.

(3)	ProLogis’ direct ownership of 100% of the non-voting preferred stock of Frigoscandia S.A. represents a 95% interest in Frigoscandia S.A.’s earnings or losses.

     ProLogis recognized its proportionate share of the earnings or losses of CSI/Frigo LLC, Frigoscandia S.A. and ProLogis Logistics, including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,

	2003	2002

CSI/Frigo LLC(1)	$(59)	$233
ProLogis Logistics(2)	—	3,702
Frigoscandia S.A.(3)	2,377	6,741

Total	$2,318	$10,676

(1)	The earnings and losses of CSI/Frigo LLC result from the recognition, under the equity method, of its 5% share of the earnings or losses of ProLogis Logistics based on its ownership of 100% of ProLogis Logistics’ voting common stock during the period in 2002 and the recognition under the equity method of its 5% share of the earnings or losses of Frigoscandia S.A. based on its ownership of 100% of Frigoscandia S.A.’s voting common stock for both periods.

(2)	ProLogis directly owns 100% of the non-voting preferred stock of ProLogis Logistics, representing a 99.23% interest in the earnings or losses of ProLogis Logistics. ProLogis Logistics owns 100% of CSI, a company that previously operated a temperature-controlled distribution and storage network in the United States. On October 23, 2002, significant portions of CSI’s operating assets were sold. Total proceeds from the sale were $221.9 million. The assets sold had been classified as held for sale since January 2002.

After the October 2002 transaction, CSI continues to own certain real estate assets. The buyers in the October transaction are leasing three properties that were retained by CSI with an aggregate book value of $42.7 million at March 31, 2003. CSI also retained one operating property with a book value of $3.6 million at March 31, 2003 that is leased to an operator and four tracts of land with an aggregate book value of $7.7 million at March 31, 2003. ProLogis’ acquisition of 100% of the voting common stock of ProLogis Logistics on October 23, 2002 resulted in ProLogis owning 100% of the voting common stock and 100% of the non-voting preferred stock of ProLogis Logistics. Accordingly, ProLogis began consolidating its investment in ProLogis Logistics as of that date. Accordingly, the assets that were retained by CSI are included with ProLogis’ real estate assets in its Consolidated Balance Sheet at March 31, 2003. CSI’s operating properties are included in the property operations segment and its land parcels are included in the CDFS business segment.

(3)	ProLogis directly owns 100% of the non-voting preferred stock of Frigoscandia S.A., representing a 95% interest in the earnings or losses of Frigoscandia S.A. In 2002, Frigoscandia recognized a net loss from the disposition of certain of its operating assets. ProLogis’ proportionate share of this net loss was $0.6 million

  Other Companies

     ProLogis’ investments in other companies that are presented under the equity method were as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2003	2002

Insight(1)	$2,477	$2,482
ProLogis Equipment Services(2)	9	1,828

Totals	$2,486	$4,310

(1)	Represents ProLogis’ investment, through a wholly owned subsidiary, in the common stock of Insight, Inc. (“Insight”), a privately owned logistics optimization consulting company, as adjusted for ProLogis’ proportionate share of Insight’s earnings. ProLogis had a 33.3% ownership interest in Insight at March 31, 2003 and December 31, 2002.

(2)	Represents ProLogis’ investment, through a wholly owned subsidiary, in the membership interests of ProLogis Equipment Services LLC, a limited liability company, whose other member is Dana Commercial Credit Corporation, as adjusted for ProLogis’ proportionate share of ProLogis Equipment Services’ earnings. In September 2002, ProLogis Equipment Services sold substantially all of its operating assets to an affiliate of General Electric Capital Corporation (“GE Capital”), ProLogis’ largest shareholder since May 2002 when it acquired Security Capital Group Incorporated. ProLogis expects that ProLogis Equipment Services will be fully liquidated during 2003.

     ProLogis’ proportionate shares of the earnings or losses of other companies that are presented under the equity method were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,

	2003	2002

Insight	$(5)	$4
ProLogis Equipment Services	57	—
GoProLogis(1)	—	(2,073)

Totals	$52	$(2,069)

(1)	In March 2002, ProLogis recognized its share of an impairment loss recognized by GoProLogis Incorporated (“GoProLogis”). The impairment loss recognized by GoProLogis resulted from the write-down to zero of GoProLogis’ investment in Vizional Technologies, Inc. ProLogis recognizes 98% of the earnings or losses of GoProLogis.

4. Borrowings:

Senior Unsecured Notes

     ProLogis has issued senior unsecured notes that bear interest at fixed rates to be paid on a semi-annual basis (the “Notes”). At March 31, 2003, the Notes outstanding aggregated $1.91 billion. On February 24, 2003, ProLogis issued $300.0 million of Notes with a coupon rate of 5.50% per annum (an effective interest rate of 5.55% per annum). The Notes issued in February 2003 will mature on March 1, 2013 and provide for semi-annual interest payments beginning on September 1, 2003. The net proceeds from the issuance of Notes in February 2003 were approximately $297.5 million.

     The Notes are subordinated to ProLogis’ secured debt to the extent of the value of the assets pledged to secure this debt and to ProLogis’ $500.0 million revolving lines of credit in North America to the extent of the value of assets pledged to secure this debt, if any. The Notes are effectively subordinated to all debt and other liabilities of certain of ProLogis’ consolidated subsidiaries, including the revolving lines of credit in Europe and Japan. The Notes are redeemable at any time at ProLogis’ option. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the $160.0 million of Notes issued on November 20, 1997, note purchase agreements. Under the terms of the indenture agreement and the note purchase agreements, ProLogis must meet certain financial covenants. ProLogis was in compliance with all such covenants as of March 31, 2003.

     In March 2003, ProLogis entered into two secured debt agreements with Allstate Life Insurance Company. The principal amounts of the debt, $31.0 million on a combined basis, are due in March 2013 and interest at an annual rate of 5.56% is due monthly. The debt agreements are secured by operating properties located in the San Francisco (East Bay) market.

Long-Term Debt Maturities

     The approximate principal payments on ProLogis’ Notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding at March 31, 2003 that are due during the remainder of 2003 and the other years in the five-year period ending December 31, 2007 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2003	$140,898
2004	314,956
2005	109,453
2006	320,165
2007	331,777
2008 and thereafter	1,218,999

Total principal due	2,436,248
Less: Original issue discount	(2,281)

Total carrying value	$2,433,967

Interest Expense

     Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Three Months Ended
	March 31,

	2003	2002

Gross interest expense(1)(2)	$46,076	$44,831
Premium or discount recognized	86	79
Amortization of deferred loan costs	1,627	1,409

	47,789	46,319
Less: capitalized amounts	10,535	5,489

Net interest expense	$37,254	$40,830

(1)	Includes the stated interest on the debt instrument plus applicable fees.

(2)	The amount of interest paid in cash for the three months ended March 31, 2003 and 2002 was $40.4 million and $39.5 million, respectively.

5. Shareholders’ Equity:

Common Shares

     ProLogis had 178,726,859 and 178,145,614 common shares of beneficial interest, par value $0.01 per share (“Common Shares”) outstanding at March 31, 2003 and December 31, 2002, respectively.

     ProLogis’ holders of Common Shares may acquire additional Common Shares by automatically reinvesting distributions under the 1999 Dividend Reinvestment and Share Purchase Plan (the “1999 Common Share Plan”). Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive distributions as declared. The 1999 Common Share Plan also allows both holders of Common Shares and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1999 Common Share Plan at a price ranging from 98% to 100% of the market price of such Common Shares during the three months ended March 31, 2003. Under the 1999 Common Share Plan, ProLogis generated net proceeds of $9.4 million from the issuance of 384,000 Common Shares during the three months ended March 31, 2003.

     ProLogis has a Common Share repurchase program under which it may repurchase up to $215.0 million of its Common Shares. Common Share repurchases have been and, to the extent they continue, will occur in the open market and through privately negotiated transactions, depending on market prices and other conditions. Common Share repurchases since the program’s inception and through March 31, 2003 are as follows (amounts in thousands of U.S. dollars as applicable):

	Number of	Total
	Shares	Cost(1)

2001	778,400	$15,992
2002(2)	4,404,800	105,158
2003 through March 31	387,900	9,771

Totals	5,571,100	$130,921

(1)	Includes fees and commissions paid.

(2)	Includes 393,600 Common Shares that were repurchased from employees to retire $9.7 million of outstanding employee share purchase notes that were originally issued in 1997.

     ProLogis’ employees participate in a long-term incentive plan (the “Incentive Plan”). Compensation under the Incentive Plan is generally in the form of Common Shares. Under the Incentive Plan, a total of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) can be awarded and 8,431,000 Common Shares are available for future awards as of March 31, 2003. ProLogis generated net proceeds of $7.3 million from the issuance of 571,000 Common Shares (including dividend equivalent units and performance share awards) under the Incentive Plan during the three months ended March 31, 2003. Also, during the three months ended March 31, 2003, certain employees who earned performance share awards under the Incentive Plan received cash payments aggregating $3.6 million in lieu of receiving Common Shares.

     In May 2001, ProLogis’ shareholders approved the establishment of the ProLogis Employee Share Purchase Plan (the “Employee Share Plan”). Under the terms of the Employee Share Plan, employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. Subject to certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. During the three months ended March 31, 2003, 14,000 Common Shares were purchased under the Employee Share Plan generating net proceeds to ProLogis of $0.3 million.

Shelf Registration

     ProLogis has a shelf registration statement on file with the Securities and Exchange Commission that allows ProLogis to issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. At March 31, 2003, $308.0 million of shelf-registered securities were available for issuance, subject to ProLogis’ ability to effect an offering on satisfactory terms.

6. Distributions and Dividends:

Common Share Distributions

     In December 2002, the Board announced a projected increase in the annual distribution level for 2003 from $1.42 to $1.44 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis. The amount of the distribution may be adjusted by the Board during the year. On February 3, 2003, the Board declared a distribution of $0.36 per Common Share for the first quarter of 2003. This distribution was paid on February 28, 2003 to holders of Common Shares on February 14, 2003.

Preferred Share Dividends

     The annual dividend rates on ProLogis’ cumulative redeemable preferred shares are $4.27 per share (Series C), $1.98 per share (Series D) and $2.19 per share (Series E).

     On January 31, 2003, ProLogis paid a quarterly dividend of $0.5469 per cumulative redeemable Series E preferred share. On March 31, 2003, ProLogis paid quarterly dividends of $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

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

7. Earnings Per Common Share:

     A reconciliation of the denominator used to calculate basic net earnings per Common Share to the denominator used to calculate diluted net earnings per Common Share for the periods indicated (in thousands of U.S. dollars, except per share amounts) is as follows:

	Three Months Ended
	March 31,

	2003	2002

Net earnings attributable to Common Shares	$38,705	$54,996
Minority interest share in earnings(1)	—	1,282

Adjusted net earnings attributable to Common Shares	$38,705	$56,278

Weighted average Common Shares outstanding — Basic	178,600	176,523

	Three Months Ended
	March 31,

	2003	2002

Weighted average convertible limited partnership units(1)	—	5,063
Incremental weighted average effect of potentially dilutive instruments(2)	2,403	1,596

Adjusted weighted average Common Shares outstanding — Diluted	181,003	183,182

Basic per share net earnings attributable to Common Shares	$0.22	$0.31

Diluted per share net earnings attributable to Common Shares	$0.21	$0.31

(1)	For the three months ended March 31, 2003, weighted average limited partnership units of 4,791,000 were not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, was antidilutive.

(2)	Total weighted average potentially dilutive instruments outstanding were 10,962,000 and 10,665,000 for the three months ended March 31, 2003 and 2002, respectively. Of the total potentially dilutive instruments, 411,000 and 1,897,000 were antidilutive for the three months ended March 31, 2003 and 2002, respectively.

8. Business Segments:

     Through December 31, 2002, ProLogis’ investments in companies that operate temperature-controlled distribution and storage networks met the criteria under SFAS No. 131, “Disclosures Amount Segments of an Enterprise and Related Information”, to be presented as a reportable business segment. Beginning in 2003, this operating segment no longer meets the requirements to be separately reported. Consequently, this operating segment is no longer separately presented and amounts previously presented have been reclassified.

     ProLogis’ two reportable business segments as of March 31, 2003 are:

•	Property operations represents the long-term ownership, management and leasing of distribution properties in the United States, Mexico, Europe and Japan (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager). Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

•	CDFS business represents the development, acquisition and rehabilitation and/or the acquisition and repositioning of distribution properties by ProLogis and Kingspark S.A. (which is consolidated in ProLogis’ financial statements as of July 1, 2002) in the United States, Mexico, Europe and Japan with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager, or to sell the developed properties to third parties. Additionally, ProLogis and Kingspark S.A. earn fees for development activities on behalf of customers or third parties and realize profits from the sale of land parcels when their development plans no longer include the development parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location.

The assets of the CDFS business segment include all of ProLogis’ properties under development, or undergoing rehabilitation or repositioning, and land held for development. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included in the CDFS business segment’s income.

     For each of ProLogis’ two reportable business segments, reconciliations are presented below for: (i) income from external customers to ProLogis’ total income; (ii) earnings from operations from external customers to ProLogis’ earnings from operations;

and (iii) assets to ProLogis’ total assets. ProLogis’ chief operating decision makers rely primarily on these and similar measures to make decisions about allocating resources and assessing segment performance. The earnings from operations of the property operations segment consists of rental income and net rental expenses as well as amounts recognized under the equity method from ProLogis’ investments in the property funds. The earnings from operations of the CDFS business segment consists of ProLogis’ “Other real estate income” and land holding costs and pursuit costs written off related to CDFS business segment activities that are presented as “Other expenses.” All other items included in earnings from operations in ProLogis’ Consolidated Statements of Earnings and Comprehensive Income are reflected as reconciling items. The following reconciliations are presented in thousands of U.S. dollars:

	Three Months Ended
	March 31,

	2003	2002

Income:
Property operations:
United States (1)(2)	$116,890	$114,610
Mexico (2)	6,273	5,518
Europe (1)(3)	2,456	7,057
Japan (1)	233	—

Total property operations segment	125,852	127,185

CDFS business:
United States (4)	25,779	18,363
Mexico (5)	—	3,556
Europe (6)(7)	5,573	13,979

Total CDFS business segment	31,352	35,898

Reconciling items:
Income from unconsolidated investees (8)	2,370	8,607
Interest and other income	369	570

Total reconciling items	2,739	9,177

Total income	$159,943	$172,260

Net operating income:
Property operations:
United States (1)(2)	$107,009	$105,833
Mexico (2)	6,402	6,686
Europe (1)(3)	2,084	6,925
Japan (1)	233	—

Total property operations segment	115,728	119,444

CDFS business:
United States (4)	25,000	17,555
Mexico (5)	—	3,554
Europe (6)(7)	5,574	13,968

Total CDFS business segment	30,574	35,077

Reconciling items:
Income from unconsolidated investees (8)	2,370	8,607
Interest and other income	369	570
General and administrative expense	(15,876)	(12,927)
Depreciation and amortization expenses	(41,518)	(36,231)
Interest expense	(37,254)	(40,830)

Total reconciling items	(91,909)	(80,811)

Earnings from operations	$54,393	$73,710

	March 31,	December 31,
	2003	2002

Assets:
Property operations:
United States (2)(9)	$3,833,361	$3,740,050
Mexico (2)	107,311	94,602
Europe (9)	734,360	723,670
Japan (9)	4,163	3,396

Total property operations segment	4,679,195	4,561,718

CDFS business:
United States	191,769	260,692
Mexico	32,498	29,865
Europe (9)	554,899	567,140
Japan	128,464	123,650

Total CDFS business segment	907,630	981,347

Reconciling items:
Investments in unconsolidated investees (9)	187,785	182,769
Cash and cash equivalents	111,996	110,809
Accounts receivable	16,597	12,864
Other assets	74,050	74,018

Total reconciling items	390,428	380,460

Total assets	$5,977,253	$5,923,525

(1)	Amounts include the operations of ProLogis that are reported on a consolidated basis and the amounts recognized under the equity method from ProLogis’ investment in the property funds. See Note 3.

(2)	Although 13 of the 70 properties owned by ProLogis North American Properties Fund V are located in Mexico, ProLogis classifies its entire investment in ProLogis North American Properties Fund V and the associated income recognized under the equity method from this investment as part of its United States income, earnings from operations and assets for the property operations segment.

(3)	Amounts recognized under the equity method include net foreign currency exchange losses of $9.4 million for the three months in 2003 and net foreign currency exchange gains of $0.2 million for the three months in 2002. See Note 3.

(4)	Includes $24.0 million and $17.1 million, of net gains recognized by ProLogis related to the contribution of properties to property funds for the three months in 2003 and 2002, respectively. See Note 3.

(5)	Includes $3.4 million of net gains recognized by ProLogis related to the contribution of properties to ProLogis North American Properties Fund V for the three months in 2002. See Note 3.

(6)	Includes amounts recognized under the equity method related to ProLogis’ investments in Kingspark S.A. and Kingspark LLC of $9.5 million for the three months in 2002 including $1.1 million of net foreign currency exchange losses. See Notes 1 and 3.

(7)	Includes $4.8 million and $4.4 million of net gains recognized by ProLogis (including amounts earned by Kingspark S.A. after June 30, 2002) related to the contribution of properties to ProLogis European Properties Fund for the three months in 2003 and 2002, respectively. In addition, includes $1.7 million of net gains recognized under the equity method related to the contribution of properties to ProLogis European Properties Fund by Kingspark S.A. in 2002. See Notes 1 and 3.

(8)	Includes $2.3 million for the three months in 2003 and $10.7 million for the three months in 2002 recognized under the equity method from ProLogis’ investments in temperature-controlled distribution companies. See Note 3.

(9)	Amounts include investments in entities accounted for under the equity method. See Note 3.

9. Supplemental Cash Flow Information

     Non-cash investing and financing activities for the three months ended March 31, 2003 and 2002 are as follows:

•	ProLogis received $12.1 million and $16.2 million of the proceeds from the contribution of properties to property funds in the form of an ownership interest in the property funds during the three months ended March 31, 2003 and 2002, respectively.

•	Net foreign currency translation adjustments of $3.3 million and $(18.1) million were recognized during the three months ended March 31, 2003 and 2002, respectively.

•	During the three months ended March 31, 2003 and 2002, ProLogis capitalized portions of its total share-based compensation cost of $1.0 million and $0.9 million, respectively, to the investment basis of its real estate assets.

•	ProLogis received $69.7 million of the proceeds from the contribution of properties to ProLogis North American Properties Fund V in the form of a note receivable during the three months ended March 31, 2003.

10. Related Party Transactions:

     During the three months ended March 31, 2002, ProLogis paid a fee of $1.2 million to an affiliate of GE Capital, ProLogis’ largest shareholder. The fees were related to capital raised in ProLogis North American Properties Fund V. See Note 3.

11. Commitments and Contingencies:

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Trustees and Shareholders
ProLogis:

We have reviewed the accompanying consolidated condensed balance sheet of ProLogis and subsidiaries as of March 31, 2003, and the related consolidated condensed statements of earnings and comprehensive income and cash flows for the three month periods ended March 31, 2003 and 2002. These consolidated condensed financial statements are the responsibility of ProLogis’ management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Diego, California April 23, 2003

ITEM 2. Managements’ Discussion and analysis of Financial Condition and Liquidity

     The following discussion should be read in conjunction with ProLogis’ Consolidated Condensed Financial Statements and the related notes included in Item 1 of this report and ProLogis’ 2002 Annual Report on Form 10-K.

     Some statements contained in this discussion are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management’s beliefs and assumptions made by management, they involve uncertainties that could significantly impact ProLogis’ financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements include, but are not limited to, the discussions concerning ProLogis’ expectations with respect to economic conditions in the United States, its ability to raise private capital and generate income in the CDFS business segment (including the discussions with respect to ProLogis’ expectations as to the availability of capital in ProLogis European Properties Fund and ProLogis North American Properties Fund V such that these property funds will be able to acquire ProLogis’ stabilized developed properties that are expected to be available for contribution during 2003) and its plans for its investments in the temperature-controlled distribution operations segment contain forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors that may affect outcomes and results include: (i) changes in general economic conditions in ProLogis’ markets that could adversely affect demand for ProLogis’ properties and the creditworthiness of ProLogis’ customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis’ cost of capital, its ability to meet its financial needs and obligations and its results of operations; (iii) increased or unanticipated competition for distribution properties in ProLogis’ markets; (iv) the availability of private capital to ProLogis; (v) geopolitical concerns and uncertainties; and (vi) those additional factors discussed in ProLogis’ 2002 Annual Report on Form 10-K.

Results of Operations

  Three Months Ended March 31, 2003 and 2002

     ProLogis’ net earnings attributable to Common Shares were $38.7 million and $55.0 million. Diluted per share net earnings attributable to Common Shares were $0.21 and $0.31 per share, respectively for the three months ended March 31, 2003 and 2002.

     ProLogis has two reportable business segments. The property operations segment generated earnings from operations of $115.7 million in 2003 and $119.4 in 2002, a decrease of $3.7 million in 2003 from 2002. The CDFS business segment generated earnings from operations of $30.6 million in 2003 and $35.1 million in 2002, a decrease of $4.5 million in 2003 from 2002. In addition, income recognized from investments in other unconsolidated investees, primarily companies operating temperature controlled distribution and storage networks, was $2.4 million in 2003 and $8.6 million in 2002, a decrease of $6.2 million in 2003 from 2002. See “— Property Operations”, “ — CDFS Business” and “— Income from Unconsolidated Investees”.

  Property Operations

     In addition to its directly owned operating properties, ProLogis includes its investments in property funds that are presented under the equity method in its property operations segment. See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. ProLogis owned or had ownership interests through its investments in the property funds in the following operating properties as of the dates indicated (square feet in thousands):

	March 31, 2003		December 31, 2002		March 31, 2002

		Square		Square		Square
	Number	Footage	Number	Footage	Number	Footage

Direct ownership(1)	1,239	130,178	1,230	127,956	1,200	122,846
Property Funds:
ProLogis California(2)	79	13,017	79	13,017	78	12,882
ProLogis North American Properties Fund I(3)	36	9,406	36	9,406	36	8,962
ProLogis North American Properties Fund II(4)	27	4,477	27	4,477	27	4,477

	March 31, 2003		December 31, 2002		March 31, 2002

		Square		Square		Square
	Number	Footage	Number	Footage	Number	Footage

ProLogis North American Properties Fund III(4)	34	4,380	34	4,380	34	4,381
ProLogis North American Properties Fund IV(4)	17	3,475	17	3,475	17	3,475
ProLogis North American Properties Fund V(5)	70	17,154	57	11,979	22	3,851
ProLogis European Properties Fund(6)	195	38,048	193	35,700	154	25,579
ProLogis Japan Properties Fund(7)	1	199	1	199	—	—

Subtotal property funds	459	90,156	444	82,633	368	63,607

Totals	1,698	220,334	1,674	210,589	1,568	186,453

(1)	Includes operating properties directly owned by ProLogis. Includes the operating properties that ProLogis intends to hold for long-term investment, as well as the operating properties that ProLogis developed in the CDFS businesses segment that it intends to contribute to a property fund or sell to a third party and properties that ProLogis acquired in the CDFS business segment that it intends to contribute to a property fund, including properties that are being or have been rehabilitated and/or repositioned but that have not yet been contributed or sold. Consequently, the size of this portfolio will fluctuate from period to period. Also, ProLogis will, as necessary, contribute operating properties originally intended for long-term investment to a property fund in order to meet the leasing, geographic and volume requirements of a property fund’s third party investors. The increase in number and square footage of properties directly owned at March 31, 2003 from December 31, 2002 is primarily due to weak economic conditions, primarily in the United States, and geopolitical concerns and uncertainties, primarily in Europe. Due to these factors, leasing activity began to slow in 2002 in both the United States and Europe. This slowing in leasing decisions delayed contributions to property funds because the properties that are contributed to property funds generally must meet certain leasing criteria.

(2)	ProLogis had a 50% ownership interest in the property fund as of each date.

(3)	ProLogis had a 41.3% ownership interest in the property fund as of each date.

(4)	ProLogis had a 20% ownership interest in the property fund as of each date.

(5)	ProLogis had a 14.5% ownership interest in ProLogis North American Properties Fund V at March 31, 2003. ProLogis’ ownership interest in this property fund has been between 14.5% and 16.9% since it began operations on March 28, 2002. This property fund’s 70 operating properties were all acquired from ProLogis.

(6)	ProLogis’ ownership interest in ProLogis European Properties Fund was 29.8%, 29.6% and 33.1% at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. From March 31, 2002 to March 31, 2003, ProLogis European Properties Fund acquired 19 properties from third parties, in addition to the properties that were acquired from ProLogis. Also, ProLogis European Properties Fund disposed of one property during that period.

(7)	ProLogis has had a 20% ownership interest in ProLogis Japan Properties Fund since it began operations on September 24, 2002. ProLogis developed the property owned by this property fund.

     The earnings from operations of ProLogis’ property operations segment consists of: (i) rental income and net rental expenses from the operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; and (iii) fees earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services. See Note 8 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     The amounts recognized under the equity method represent ProLogis’ share of the net earnings of each property fund based on its ownership interest in the property fund and include the following income and expense items, in addition to rental income and net rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) foreign currency exchange gains and losses, with respect to ProLogis European Properties Fund. ProLogis’ earnings from operations from the property operations segment were as follows for the periods indicated are presented below (in thousands of U.S. dollars). See Note 8 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Three Months Ended March 31,

	2003	2002

Properties directly owned by ProLogis:
Rental income(1)(2)	$115,656	$112,929
Rental expenses, net of recoveries from customers(2)(3)	10,124	7,741

Net operating income	105,532	105,188

Property funds:
Income from ProLogis California	3,486	4,055
Income from ProLogis North American Properties Fund I	1,289	1,444
Income from ProLogis North American Properties Fund II	678	797
Income from ProLogis North American Properties Fund III	718	675
Income from ProLogis North American Properties Fund IV	482	531
Income from ProLogis North American Properties Fund V(4)	2,356	6
Income from ProLogis European Properties Fund(5)	954	6,748
Income from ProLogis Japan Properties Fund(6)	233	—

Subtotal property funds	10,196	14,256

Total property operations segment	$115,728	$119,444

(1)	The number and composition of operating properties in the directly owned portfolio throughout the periods presented impact rental income for each period. Rental income in 2003 includes $3.9 million of termination and renegotiation fees as compared to $3.0 million of comparable fees recognized in 2002. ProLogis cannot predict the levels of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing the vacant space associated with the lease terminations in a timely manner. Rental income, excluding termination and renegotiation fees, increased by $1.8 million in 2003 from 2002.

(2)	Rental expenses, before recoveries, were 31.6% of rental income in 2003 as compared to 27.8% of rental income in 2002. Total rental expense recoveries were 72.3% and 75.3% of total rental expenses in 2003 and 2002, respectively.

(3)	The number and composition of operating properties in the directly owned portfolio throughout the periods presented impact rental expenses for each period. However, the increase in net rental expenses in 2003 is primarily due to the lower occupancy levels experienced in 2003 from the same period in 2002. Lower occupancy levels result in certain fixed costs being incurred directly by ProLogis, as there may not be customers occupying the properties to which the expenses relate. Additionally, a higher percentage of common area costs were absorbed by ProLogis in 2003, as there are fewer customers available from whom these costs can be recovered.

(4)	ProLogis North American Properties Fund V began operations on March 28, 2002.

(5)	Includes net foreign currency exchange losses of $9.4 million in 2003 and net foreign currency exchange gains of $0.2 million in 2002. Excluding these net foreign currency exchange gains and losses, ProLogis’ proportionate share of the earnings of ProLogis European Properties Fund is $10.4 million and $6.5 million in 2003 and 2002, respectively. The increase in the income recognized by ProLogis from its ownership in this property fund, excluding foreign currency losses in 2003, is primarily the result of the additional properties owned during the three months in 2003 as compared to the three months in 2002. Additionally, the foreign currency exchange rate at which the net earnings of the property fund is translated to U.S. dollars increased in 2003, resulting in a higher translated net earnings on which ProLogis recognizes its share as income under the equity method.

(6)	ProLogis Japan Properties Fund began operations on September 24, 2002.

     The stabilized operating properties owned by ProLogis and the property funds were 90.8% leased and 88.5% occupied at March 31, 2003. ProLogis’ stabilized occupancy levels decreased in 2003 from 2002 (91.9% leased and 91.0% occupied). ProLogis defines its stabilized properties as those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions, or development and marketing programs in the case of newly developed properties, have been in effect for a sufficient period of time, generally 12 months, to achieve stabilized occupancy, typically 93%.

     ProLogis believes that the decrease in its stabilized occupancy levels in the United States in 2003 is primarily the result of the current economic conditions that have led to a slowing in customer leasing decisions and a slowing in the absorption of new distribution properties in many of ProLogis’ markets in the United States. ProLogis does not expect market conditions affected by the United States economy to change significantly in 2003. While there have been some positive trends in occupancy levels in certain markets since late 2002, ProLogis believes that occupancies will not increase significantly but that further declines in occupancies in the United States, if any, will not be significant. ProLogis believes that the effects of these United States market occupancy decreases have been mitigated through the diversification benefits of its global operating platform and the ProLogis Operating System®.

     Based on its recent leasing experience, ProLogis believes that shifts in distribution patterns of its customers in Europe and their needs to reduce their distribution costs have been, and will continue to be, the key drivers of leasing decisions in its European markets. However, ProLogis believes that current geopolitical concerns and the uncertainties have led to a slowing of customers’ decision-making processes in Europe with respect to changes in their distribution networks. ProLogis cannot predict the effect that these uncertainties will have on its ability to lease currently vacant space or re-let distribution space that is subject to expiring leases in 2003. Should ProLogis European Properties Fund experience significant occupancy declines, ProLogis would recognize less income from its investment in ProLogis European Properties Fund.

     In Japan, ProLogis has fully leased two of its four development projects, aggregating 445,000 square feet. ProLogis has also leased 39% of its two remaining projects that aggregate 1.1 million square feet and is in negotiation for all of the remaining space.

     The average decrease in rental rates for both new and renewed leases on previously leased space (12.4 million square feet) for all properties including those owned by the property funds during 2003 was 0.4% as compared to an average increase in rental rates of 4.4% in 2002. ProLogis believes that the weaker rental rate growth experienced in 2003 is primarily attributable to the downturn in the United States economy that began in late 2001.

     The “same store” portfolio of operating properties, properties owned by ProLogis and the property funds that were in operation throughout both the three month periods in 2003 and 2002, aggregated 181.2 million square feet. Rental income, excluding termination and renegotiation fees, less net rental expenses generated by the same store portfolio decreased by 0.45% for the three months in 2003 from the same period in 2002.

CDFS Business

     Earnings from operations from ProLogis’ CDFS business segment consists primarily of: (i) the gains and losses from the contribution and sale of developed properties and from the contribution of properties that were acquired with the intent to contribute the properties to a property fund, including properties that have been rehabilitated and/or repositioned; (ii) gains and losses from the disposition of land parcels; (iii) development management fees earned by ProLogis for services provided to third parties; and (iv) income recognized under the equity method from ProLogis’ investment in Kingspark S.A. for the three months in 2002. Under the equity method, ProLogis recognized over 99% of the net earnings of Kingspark S.A. during the period from January 5, 2001 to June 30, 2002 and recognized 95% of the net earnings of Kingspark S.A. from its acquisition in August 1998 to January 5, 2001. The income recognized under the equity method includes (in addition to rental income and net rental expenses): (i) interest income and interest expense (net of capitalized amounts); (ii) general and administrative expenses (net of capitalized amounts); (iii) income taxes; and (iv) foreign currency exchange gains and losses. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Income from the CDFS business segment is dependent on ProLogis’ ability to develop and lease distribution properties that can be contributed to property funds or sold to third parties, generating profits to ProLogis, and ProLogis’ success in raising private capital through the formation of property funds or other sources. There can be no assurance that ProLogis will be able to maintain the current level of profits in this operating segment. ProLogis does believe that the current economic situation in the United States and current geopolitical concerns and uncertainties have led to a slowing of customers’ decision-making processes. ProLogis cannot predict the effect that these situations will have on its ability to lease its completed development properties, or the length of time that such uncertainties will continue. If ProLogis is unable to timely lease its completed developments, it will be unable to contribute these properties to property funds or otherwise dispose of the properties and would be unable to recognize development profits in the anticipated accounting period.

     The CDFS business segment operations and ProLogis’ earnings from operations from this segment were $30.6 million and $35.1 million for the three months ended March 31, 2003 and 2002, respectively. The CDFS business segment’s earnings from operations include the components presented below for the periods indicated (in thousands of U.S. dollars). See Note 8 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Three Months Ended March 31,

	2003	2002

Net gains from dispositions of land parcels and contributions and sales of properties (1)	$30,741	$24,952
Development management fees	256	517
Income from Kingspark S.A. and Kingspark LLC(2)	—	9,482
Income from Kingspark Joint Ventures(3)	301	—
Miscellaneous fees and other income	53	947
Other expenses(4)	(778)	(821)

Total CDFS business segment	$30,573	$35,077

(1)	Represents the net gains from the dispositions of land parcels and contributions and sales of properties as follows:

•	2003: 55 acres; 5.8 million square feet; $253.8 million of proceeds; and

•	2002: 12 acres; 4.6 million square feet; $218.2 million of proceeds.

(2)	ProLogis recognized its proportionate share of the net earnings of Kingspark S.A. and Kingspark LLC under the equity method for the three months ended March 31, 2002. ProLogis acquired the voting ownership interests in these companies on July 1, 2002 and began presenting its investments in these entities on a consolidated basis as of that date. Prior to July 1, 2002, ProLogis’ ownership interests in these entities were all non-voting. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. The income recognized by ProLogis under the equity method from its ownership interests in Kingspark S.A. and Kingspark LLC for the three months ended March 31, 2002 includes, among other items:

•	Net gains from the disposition of land parcels and contributions and sales of properties developed (3 acres; 0.2 million square feet; $33.6 million of proceeds; net gains of $3.4 million);

•	Development fees and other miscellaneous income of $3.9 million;

•	Deferred and current income tax expense of $0.9 million; and

•	Net foreign currency exchange losses of $1.1 million.

(3)	ProLogis, through Kingspark S.A., has investments in the Kingspark Joint Ventures, four entities that develop properties in the United Kingdom. ProLogis’ ownership interest in each of the Kingspark Joint Ventures was 50% at March 31, 2003. At March 31, 2003, one of the Kingspark Joint Ventures owned 11 operating properties that it had previously developed. The joint venture’s total investment in these properties was $80.8 million at March 31, 2003. Collectively, the Kingspark Joint Ventures owned 150 acres of land with the capacity for developing approximately 1.5 million square feet of distribution properties at March 31, 2003. Also, at March 31, 2003, the Kingspark Joint Ventures collectively controlled 511 acres of land, through contracts, options or letters of intent, with the capacity for developing approximately 9.5 million square feet of distribution properties. While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the Kingspark Joint Ventures, that were accounted for under the equity method by Kingspark S.A., were not separately presented in ProLogis’ Consolidated Condensed Balance Sheet. See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(4)	Includes land holding costs of $0.7 million and $0.6 million in 2003 and 2002, respectively, and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $0.1 million and $0.2 million in 2003 and 2002, respectively.

     ProLogis will continue to monitor leasing activity and general economic conditions in the United States as it pertains to its CDFS business segment operations with the expectation that an economic recovery in the United States could provide increased CDFS opportunities to ProLogis as companies continue optimizing their supply chains. ProLogis believes that the demand for state-of-the-art distribution properties in Europe could continue to provide opportunities for ProLogis in the CDFS business segment; however, ProLogis will continue to monitor the impact of geopolitical concerns and uncertainties that have been observed and that it believes could negatively impact its ability to complete leases in Europe in a timely manner during 2003. ProLogis believes its development activities will not be significantly affected by land entitlement constraints that currently exist in Europe because it has over 2,100 acres of land owned or controlled in Europe at March 31, 2003. In 2001, ProLogis began its first development project in Japan, which was acquired by ProLogis Japan Properties Fund in September 2002. ProLogis began development of four additional properties in Japan during the third and fourth quarters of 2002. As in Europe, ProLogis believes that demand for state-of-the-art distribution properties in Japan will provide opportunities for ProLogis in the CDFS business segment and ProLogis has not observed similar trends in Japan with respect to geopolitical concerns and uncertainties. In Japan, the CDFS business opportunities available to ProLogis could be limited if ProLogis is unable to acquire adequate land parcels for development.

Other Income and Expense Items

General and Administrative Expense

     General and administrative expense was $15.9 million in 2003 and $12.9 million in 2002. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the three months ended March 31, 2002, ProLogis would have recognized general and administrative expense of $13.6 million. General and administrative expense is generally a function of the various business initiatives being undertaken by ProLogis in a given period and can vary from period to period based on ProLogis’ business activities. For a discussion of the presentation of ProLogis’ investments in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

Depreciation and Amortization

     Depreciation and amortization expense was $41.5 million in 2003 and $36.2 million in 2002. The fluctuations in this expense between periods is primarily attributable to the number of distribution properties directly owned by ProLogis in each period. See “— Property Operations”. On January 1, 2002, ProLogis adopted SFAS No. 142 “Goodwill and Intangible Assets” and ceased recognizing amortization expense related to goodwill.

Interest Expense

     Interest expense is a function of the level of borrowings outstanding, the interest rates charged on borrowings and the amount of interest that can be capitalized. Generally, the amount of capitalized interest recognized is a function of the volume of ProLogis’ development activities during a period. Interest expense was $37.3 million in 2003 and $40.8 million in 2002. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the three months ended March 31, 2002, ProLogis would have recognized interest expense of $36.7 million. The decrease in interest expense in 2003 is due to lower average interest rates and higher levels of capitalized interest. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Gross interest expense incurred on borrowings outstanding during the period is offset by the amount of interest that can be capitalized based on ProLogis’ qualifying development expenditures. Capitalized interest was $10.5 million in 2003 and $5.5 million in 2002. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the three months ended March 31, 2002, ProLogis’ capitalized interest would have been $9.7 million. Capitalized interest levels are reflective of ProLogis’ cost of funds and the volume of development activities in each period.

Other Expenses

     Other expenses consist of land holding costs and the write-off of previously capitalized pursuit costs. These amounts will vary based on the balances of land held for future development in a given period and the timing of when a pursuit is abandoned.

Gains on Dispositions of Real Estate, Net

     The net gains recognized from the contributions and sales of operating properties that were acquired or developed for long-term investment in the property operations segment are presented after “Earnings from operations” in ProLogis’ Consolidated Condensed Statement of Earnings and Comprehensive Income. From time to time, ProLogis will contribute or sell properties that have been held for long-term investment in the property operations segment because they are necessary to meet leasing, geographic or volume requirements of a property fund’s third party investors or such properties are determined to have become non-strategic properties. Non-strategic properties are assets located in markets or submarkets that are no longer considered target markets as well as assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis’ core portfolio based on the asset’s size or configuration.

     Contributions and sales of long-term investment properties from the property operations segment were as follows:

•	2003: 0.3 million square feet; $38.4 million of proceeds; net gains of $0.4 million; and

•	2002: 0.7 million square feet; $21.4 million of proceeds; net losses of $0.2 million.

Income from Unconsolidated Investees

     ProLogis recognized income of $2.4 million in 2003 and $8.6 million in 2002 under the equity method from its investments in unconsolidated investees that are not directly associated with one of its two reportable business segments.

     For 2003, the income from other unconsolidated investees recognized consisted of: (i) a loss of $5,000 from ProLogis’ investment in Insight, Inc.; (ii) income of $57,000 from ProLogis’ investment in ProLogis Equipment Services LLC; and (iii) income of $2.3 million from ProLogis’ investment in Frigoscandia S.A.

     For 2002, the income from other unconsolidated investees consisted of: (i) a loss of $2.1 million from ProLogis’ investment in GoProLogis; (ii) income of $4,000 from ProLogis’ investment in Insight, Inc.; (iii) income of $7.0 million from ProLogis’ investment in Frigoscandia S.A.; and (iv) income of $3.7 million from ProLogis’ investment in ProLogis Logistics. The loss recognized by GoProLogis represented ProLogis’ share of GoProLogis’ impairment adjustment that reduced GoProLogis’ remaining investment in Vizional Technologies to zero. After March 31, 2002, significant portions of the operating assets of both Frigoscandia S.A. and ProLogis Logistics were sold which is the primary reason ProLogis’ income from these investments decreased in 2003 from amounts recognized in 2002.

Foreign Currency Exchange Losses, Net

     ProLogis recognized net foreign currency exchange losses of $5.1 million and $0.3 million for 2003 and 2002, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the three months ended March 31, 2002, ProLogis would have recognized a net foreign currency exchange loss of $1.4 million. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. ProLogis attempts to mitigate its foreign currency exchange exposure by borrowing in the functional currency of the borrowing entity. Additionally, ProLogis utilizes derivative financial instruments to manage certain of its foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to ProLogis’ projected net earnings from its European operations, and recognizes the expense associated with these contracts in results of operations, generally the premium price associated with the contract upon settlement and interim period mark-to-market adjustments.

     Generally, the amount of foreign currency gains and losses that are recognized in results from operations are a function of movements in exchange rates, the levels of intercompany and third party debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are parties to the debt agreements. The net foreign currency exchange gains and losses recognized in ProLogis’ results of operations are presented in the following table for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended March 31,

	2003	2002

Remeasurement of third party and certain intercompany debt, net(1)	$(3,596)	$(278)
Settlement of third party and certain intercompany debt, net(1)	(889)	(9)
Derivative financial instruments — put option contacts(2):
Costs of contracts expiring in each period	(665)	(213)
Mark-to-market gains (losses) on outstanding contracts	220	(51)
Gains realized at expiration, net	—	159
Transaction gains (losses), net	(172)	53

Totals	$(5,102)	$(339)

(1)	When certain debt balances are settled, previously recognized remeasurement gains or losses that were recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the debt balance is reflected in results of operations as a realized gain or loss.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and then marked-to-market by ProLogis as of the end of each accounting period until the contract’s expiration. Upon expiration, the mark-to-market adjustments are reversed, the total cost of the contract is expensed and any amounts received at expiration are recognized as gains.

Income Taxes

     ProLogis is taxed as a REIT for federal income tax purposes and is not generally required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. However, not all of ProLogis’ consolidated subsidiaries in the United States are qualified REIT subsidiaries for tax purposes, ProLogis is taxed in certain states in which it operates and the foreign countries in which ProLogis operates do not recognize REITs under their respective tax laws. Accordingly, ProLogis has recognized state income taxes and foreign country income taxes in accordance with GAAP, as applicable.

     Current income tax expense recognized was $0.5 million and $1.1 million in 2003 and 2002, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the three months ended March 31, 2002, current income tax expense would have been $2.0 million. ProLogis recognized deferred income tax expense of $1.0 million and $7.7 million in 2003 and 2002, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the three months ended March 31, 2002, deferred income tax expense would not have changed. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment and taxes incurred in foreign jurisdictions and in various states in which it operates. The deferred income tax component of total income taxes is a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. The deferred income tax expense recognized in 2002 is primarily the result of the reversal of previously recognized deferred income tax benefits due to the utilization of net operating losses generated in previous years.

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

     ProLogis’ future investing activities are expected to consist primarily of: (i) the acquisition of land for future development; (ii) the development and acquisition of properties, and in certain situations, the rehabilitation and/or repositioning of properties acquired for future contribution to property funds; and (iii) the acquisition of operating properties in key distribution markets for long-term investment in the property operations segment. Additionally, ProLogis has a Common Share repurchase program under which it may repurchase additional Common Shares. At May 12, 2003, ProLogis may repurchase an additional $84.1 million of Common Shares under this program. ProLogis expects to fund its future cash needs with:

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

     For its short-term borrowing needs, ProLogis’ lines of credit are expected to provide adequate liquidity and financial flexibility to allow ProLogis to efficiently respond to market opportunities. Regular repayments of lines of credit borrowings, primarily with the proceeds from property contributions and sales, and the proceeds from public debt offerings that are expected to occur periodically during periods of favorable market conditions, allow ProLogis to maintain adequate liquidity. At May 12, 2003, ProLogis had $1.19 billion of total commitments under its revolving lines of credit. ProLogis’ total outstanding borrowings were $474.7 million at May 12, 2003 resulting in additional short-term borrowing capacity available to ProLogis of approximately $689.8 million (after reducing the total commitments available by $21.1 million of letters of credit outstanding with the lending banks). See “— Borrowing Capacity and Debt Maturities.”

     As of May 12, 2003, ProLogis had $308.0 million of shelf-registered securities that can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis’ ability to effect an offering on satisfactory terms. ProLogis continues to evaluate the public debt markets with the objective of reducing its short-term borrowings in favor of longer-term fixed-rate debt, when it is deemed appropriate. ProLogis expects that it will increase the amount of its available shelf-registered securities in 2003.

     ProLogis is committed to offer to contribute all of its stabilized developed properties in certain European markets to ProLogis European Properties Fund through September 2019, subject to the property meeting certain criteria, including leasing criteria. In September 2002, ProLogis European Properties Fund drew down the remaining third party equity capital commitments on subscription agreements that expired on September 15, 2002. At March 31, 2003, ProLogis European Properties Fund had a 250.0 million euro revolving, multi-currency credit agreement and entered into an additional 250.0 million euro revolving, multi-currency credit agreement in April 2003. With its current borrowing capacity, ProLogis European Properties Fund expects that it will be able to acquire ProLogis’ stabilized European development properties that are expected to be available for contribution by ProLogis through the third quarter of 2003 should additional equity commitments not be obtained. ProLogis European Properties Fund believes that its efforts to obtain additional equity commitments will be successful and that such commitments would be available in the third quarter of 2003. However, there can be no assurance that ProLogis European Properties Fund will be able to obtain additional equity commitments such that it will be able to acquire the completed development properties that ProLogis expects to be available for contribution after September 2003.

     ProLogis is committed to offer to contribute all of its stabilized developed properties in North America (excluding properties in the Los Angeles/Orange County market which are subject to a right of first offer to ProLogis California) to ProLogis North American Properties Fund V through December 2003. The acquisition of these properties by ProLogis North American Properties Fund V is subject to the property meeting certain criteria, including leasing criteria, and the ability of ProLogis North American Properties Fund V to raise equity capital and to obtain debt financing. Under certain circumstances this right of first offer can be extended through December 2004. The majority owner in ProLogis North American Properties Fund V is a listed property trust in Australia. Currently, ProLogis North American Properties Fund V has sufficient capital available to acquire all of the stabilized properties that ProLogis expects to have available for contribution to ProLogis North American Properties Fund V through June 2003 and expects that it will have sufficient capital available such that it can acquire all of the properties that ProLogis expects to have available for contribution through December 2003. However, there can be no assurance that this property fund will be successful in its capital raising efforts.

     ProLogis is committed to offer to contribute all of its stabilized developed properties in Japan to ProLogis Japan Properties Fund through June 2006. The acquisition of these properties by ProLogis Japan Properties Fund is subject to the property meeting certain criteria, including leasing criteria. ProLogis Japan Properties Fund has access to $286.8 million of third party equity capital that has been committed by a real estate subsidiary of the Government of Singapore Investment Corporation through June 2006. This capital can also be used for the acquisition of properties from third parties in Japan. The development of properties in Japan by ProLogis is subject to ProLogis’ ability to acquire adequate land parcels for development and obtain leasing commitments. ProLogis had four projects under development at a total expected cost at completion of $227.5 million in the Tokyo market at March 31, 2003.

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

Cash Generated by Operating Activities

     Net cash provided by operating activities was $65.2 million for the three months ended March 31, 2003 and $79.5 million for the three months ended March 31, 2002. This decrease is primarily the result of operational items discussed in “— Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on Common Shares for the first quarters of 2003 and 2002.

Cash Investing and Cash Financing Activities

     For the three months ended March 31, 2003, ProLogis’ investing activities used net cash of $84.4 million. For the three months ended March 31, 2002, ProLogis’ investing activities provided net cash of $62.2 million. The primary difference in investing activities between periods was the level of real estate investments in 2003, which increased from $112.9 million in 2002 to $298.7 million in 2003. This increase was primarily due to an increase in acquisition activities related to existing operating properties. The funds available for these acquisitions were primarily generated from the dispositions of temperature-controlled operating assets in late 2002. ProLogis’ unconsolidated investees generated net cash of $15.6 million for the three months ended March 31, 2003 but required a net cash investment of $12.5 million for the three months ended March 31, 2002. This change between periods is the result of additional investments made by ProLogis in 2002 in ProLogis Logistics ($31.5 million) and in ProLogis European Properties Fund ($11.5 million). Net cash generated from contributions and sales of properties and land parcels was $210.4 million and $203.5 million for the three months ended March 31, 2003 and 2002, respectively.

     For the three months ended March 31, 2003, ProLogis’ financing activities provided net cash of $20.4 million. For the three months ended March 31, 2002, financing activities utilized net cash of $110.0 million. Excluding cash distributions on Common Shares and to minority interest holders and preferred share dividends, ProLogis’ financing activities provided net cash of $96.9 million for the three months ended March 31, 2003 with net borrowings on the lines of credit and proceeds from the issuance of debt as the primary sources of cash. Excluding cash distributions on Common Shares and to minority interest holders and preferred share dividends, ProLogis’ financing activities used net cash of $37.4 million for the three months ended March 31, 2002 with net repayments on ProLogis’ lines of credit being the primary use of cash.

     Aggregate distributions paid to holders of Common Shares were $64.3 million and $62.6 million for the three months ended March 31, 2003 and 2002, respectively. Dividends paid on preferred shares were $8.2 million for both periods. Distributions to minority interest holders were $4.0 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively.

Borrowing Capacity and Debt Maturities

     ProLogis has $1.19 billion of short-term borrowing commitments through six revolving lines of credit. These borrowings are available in four currencies and are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

	Commitments at		Outstanding Balances at
					Weighted
					Average
					Interest
Facility	03/31/03	05/12/03	03/31/03	05/12/03	Rate(1)	Expiration

North America	$400.0	$400.0	$—	$—	—	11/08/05	(2)
North America(3)	100.0	100.0	88.4	91.9	3.25%	11/07/03	(2)
North America(3)(4)	60.0	60.0	—	—	—	06/06/03
Europe(5)	344.0	375.9	192.9	240.9	2.90%	12/17/03
United Kingdom(6)(7)	39.1	40.2	—	4.2	—	07/31/03
Japan(8)	206.6	209.5	113.0	137.7	1.07%	09/13/04	(2)

	$1,149.7	$1,185.6	$394.3	$474.7	2.46%

(1)	Represents the weighted average interest rate on borrowings outstanding at March 31, 2003.

(2)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(3)	Borrowings can be denominated in U.S. dollar, euro, pound sterling or yen.

(4)	Total commitments available to ProLogis at March 31, 2003 and May 12, 2003, have been reduced by letters of credit outstanding of $11.2 million and $10.7 million, respectively.

(5)	Borrowings can be denominated in euro or pound sterling with a total commitment of 325.0 million euro. At March 31, 2003 and May 12, 2003, amounts outstanding represent the U.S. dollar equivalent of borrowings of 182.2 million euro and 208.3 million euro, respectively.

(6)	Borrowings are denominated in pound sterling with a total commitment is 25.0 million pound sterling. At May 12, 2003, the amount outstanding represents the U.S. dollar equivalent of borrowings of 2.9 million pound sterling.

(7)	Total commitments available to ProLogis at March 31, 2003 and May 12, 2003, have been reduced by letters of credit outstanding of $9.9 million (the currency equivalent of 6.4 million pound sterling) and $10.4 million (the currency equivalent of 6.4 million pound sterling) of letters of credit outstanding, respectively.

(8)	Borrowings are denominated in yen with a total commitment is 24.5 billion yen. At March 31, 2003 and May 12, 2003, amounts outstanding represent the U.S. dollar equivalent of borrowings of 13.4 billion yen and 16.1 billion yen, respectively.

     ProLogis had senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding at March 31, 2003 with annual principal payments during the remainder of 2003 and the other years in the five-year period ending December 31, 2007 and thereafter as follows (in thousands of U.S. dollars):

Remainder of 2003	$140,898
2004	314,956
2005	109,453
2006	320,165
2007	331,777
2008 and thereafter	1,218,999

Total principal due	2,436,248
Less: Original issue discount	(2,281)

Total carrying value	$2,433,967

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees

     ProLogis had investments in and advances to unconsolidated investees of $890.5 million at March 31, 2003. Summarized financial information for certain of these unconsolidated investees at March 31, 2003 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Frigoscandia
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund	S. A.

Total assets	$587.8	$359.5	$230.7	$205.1	$142.9	$735.9	$2,799.7	$68.1	$259.7
Total liabilities	$297.4 (1)	$238.6 (2)	$169.8 (3)	$152.9 (4)	$104.8 (5)	$425.0 (6)	$1,382.1 (7)	$49.3 (8)	$395.2	(9)
Equity	$290.4	$120.9	$60.9	$52.2	$38.1	$310.9	$1,417.6	$18.8	$(135.5)
Revenues	$17.6	$11.2	$6.6	$6.1	$4.3	$16.3	$53.7	$1.1	$44.7
Net earnings (loss)	$5.0	$1.8	$0.6	$0.6	$0.8	$5.2	$(15.8)	$0.7	$(1.4)
ProLogis’ ownership at March 31, 2003	50%	41.3%	20%	20%	20%	14.5%	29.8%	20%	95	%(10)

(1)	Total liabilities of ProLogis California include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.2 million due to ProLogis;

•	$17.2 million due to a third party; due May 2005; none of which has been guaranteed by ProLogis;

•	$179.3 million due to a third party; due March 2009; none of which has been guaranteed by ProLogis; and

•	$93.1 million due to a third party; due August 2009; none of which has been guaranteed by ProLogis.

(2)	Total liabilities of ProLogis North American Properties Fund I include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.4 million due to ProLogis;

•	$130.6 million due to a third party; due December 2010; none of which has been guaranteed by ProLogis; and

•	$102.0 million due to a third party; due March 2011; none of which has been guaranteed by ProLogis.

(3)	Total liabilities of ProLogis North American Properties Fund II include amounts due to ProLogis and a loan from a third party in the following amounts:

•	$0.2 million due to ProLogis and

•	$165.0 million due to a third party; due June 2007; none of which has been guaranteed by ProLogis.

(4)	Total liabilities of ProLogis North American Properties Fund III include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.1 million due to ProLogis;

•	$150.0 million due to a third party; due September 2007; none of which has been guaranteed by ProLogis; and

•	$0.3 million (three assessment bond issues) of third party debt; due at various dates between June 2005 and March 2021; none of which have been guaranteed by ProLogis.

(5)	Total liabilities of ProLogis North American Properties Fund IV include amounts due to ProLogis and loans from third parties in the following amounts:

•	$0.1 million due to ProLogis;

•	$103.0 million due to a third party; due January 2008; none of which has been guaranteed by ProLogis; and

•	$0.2 million of other third party debt; due March 2021; none of which has been guaranteed by ProLogis.

(6)	Total liabilities of ProLogis North American Properties Fund V include amounts due to ProLogis and loans from third parties in the following amounts:

•	$72.8 million due to ProLogis;

•	$51.0 million due to a third party; due June 2003; all of which has been guaranteed by ProLogis;

•	$46.0 million due to a third party; due May 2003; all of which has been guaranteed by ProLogis;

•	$173.0 million due to a third party; due July 2007; none of which has been guaranteed by ProLogis; and

•	$64.0 million due to a third party; due January 2013; none of which has been guaranteed by ProLogis.

•	ProLogis North American Properties Fund V has entered into a loan agreement with an institutional lender. The proceeds from this new secured loan facility were used to repay the borrowings due in May and June 2003 that had been guaranteed by ProLogis. This new loan agreement did not require ProLogis to guarantee the debt.

(7)	Total liabilities of ProLogis European Properties Fund include amounts due to ProLogis and loans from third parties in the following amounts:

•	$5.1 million due to ProLogis;

•	$74.4 million due to a third party; due in December 2004; none of which has been guaranteed by ProLogis;

•	$226.3 million due to a third party; due in May 2008; none of which has been guaranteed by ProLogis;

•	$152.4 million due to a third party; due in April 2009; none of which has been guaranteed by ProLogis;

•	$376.9 million due to a third party; due in May 2009; none of which has been guaranteed by ProLogis;

•	$201.6 million due to a third party; due May 2010; none of which has been guaranteed by ProLogis; and

•	$71.0 million (nine mortgage issues) due to third parties; due in March 2015; none of which have been guaranteed by ProLogis.

(8)	Total liabilities of ProLogis Japan Properties Fund include amounts due to ProLogis and a loan from a third party in the following amounts:

•	$0.2 million due to ProLogis and

•	$48.1 million due to a third party; due in June 2003; none of which has been guaranteed by ProLogis.

(9)	Total liabilities of Frigoscandia S.A. include amounts due to ProLogis and a loan from third parties in the following amounts:

•	$315.8 million due to ProLogis and

•	$0.3 million of other debt due to a third party; none of which has been guaranteed by ProLogis.

(10)	ProLogis’ direct ownership of all of the non-voting preferred stock of Frigoscandia S.A. represents a 95% interest in its earnings or losses. CSI/Frigo LLC is excluded from the information presented.

     ProLogis may in the future provide guarantees of short-term financing arrangements that property funds enter into associated with the contributions of properties to the property funds by ProLogis. These guarantees would be provided by ProLogis on short-term financing arrangements that the property funds enter into on an interim basis prior to obtaining long-term secured debt.

Distribution and Dividend Requirements

     ProLogis’ distribution policy is to distribute a percentage of its cash flow that ensures that ProLogis will meet the distribution requirements of the Code and allows ProLogis to maximize the cash retained to meet other cash needs such as capital improvements and investment activities. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, annual distributions are expected to be higher than net earnings for a year.

     The Board set a projected annual distribution rate for 2003 of $1.44 per Common Share (as compared to actual distributions of $1.42 per Common Share in 2002). ProLogis paid a distribution for the first quarter of 2003 of $0.36 per Common Share on February 28, 2003 to holders of Common Shares at February 14, 2003. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted by the Board during the year.

     At March 31, 2003, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding. The annual dividend rates on these series of preferred shares are $4.27 per share (Series C), $1.98 per share (Series D) and $2.19 per share (Series E). ProLogis paid a quarterly dividend of $0.5469 per share on its Series E preferred shares on January 31, 2003 and $1.0675 per share and $0.495 per share on its series C preferred shares and Series D preferred shares, respectively on March 31, 2003.

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

Other Commitments

     At March 31, 2003, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of properties aggregating 1.6 million square feet at an estimated acquisition cost of $47.3 million. In April 2003, ProLogis completed the acquisition of four of these properties aggregating 253,000 square feet at a total acquisition cost of $7.9 million. The remaining transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.

     At March 31, 2003, ProLogis had properties under development with an expected cost at completion of $560.3 million of which $248.0 million was unfunded.

     ProLogis has a Common Share repurchase program under which it may repurchase up to $215.0 million of its Common Shares. Common Share repurchases have been and, to the extent they continue, will occur in the open market and through privately negotiated transactions, depending on market prices and other conditions. An additional $84.1 million of Common Shares may be repurchased under the program as of May 12, 2003.

Funds from Operations

     ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance. Funds from operations does not represent net earnings or cash from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs, which is presented in the Consolidated Condensed Statements of Cash Flows in ProLogis’ Consolidated Condensed Financial Statements in Item 1. Funds from operations should not be considered as an alternative to net earnings as an indicator of ProLogis’ operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs.

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

     Funds from operations, as used by ProLogis, is modified from the NAREIT definition. The items that ProLogis excludes from the funds from operations measure as defined by NAREIT, while frequent and usual, are subject to significant fluctuations from period-to-period and can have both positive and negative effects on ProLogis’ results of operations for reasons unrelated to factors that ProLogis considers to be key in evaluating and analyzing its operating performance. Further, ProLogis believes that financial analysts, potential investors and shareholders are most interested in, and best served by, the clearer presentation of comparable period operating results resulting from the calculation of funds from operations which incorporates these adjustments to the NAREIT definition. Accordingly, ProLogis’ funds from operations measure does not include: (i) deferred income tax benefits and deferred income tax expenses of ProLogis’ taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from certain debt transactions between ProLogis and its foreign consolidated subsidiaries; (iii) foreign currency exchange gains and losses resulting from certain debt transactions between ProLogis and its foreign unconsolidated investees; (iv) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of ProLogis’ foreign consolidated subsidiaries and unconsolidated investees; and (v) mark-to-market adjustments associated with derivative financial instruments utilized to manage ProLogis’ foreign currency risks.

     Funds from operations attributable to Common Shares decreased by $5.6 million to $100.6 million for the three months ended March 31, 2003 from $106.2 million for the same period in 2002. Funds from operations are as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,

	2003	2002

Net earnings attributable to Common Shares	$38,705	$54,996
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	39,435	34,502
Gains (losses) from contribution and sales of non-CDFS business segment assets, net	(383)	153
ProLogis’ share or reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	9,440	9,298
Other amortization items(1)	(953)	(419)
Gains from contribution and sales of non-CDFS business segment assets, net	—	(203)

Subtotals	86,244	98,327
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange losses, net	4,266	339
Deferred income tax expense	998	7,701
ProLogis’ share or reconciling items of unconsolidated investees:
Foreign currency exchange (gains) losses, net	9,344	(3,930)
Deferred income tax (benefit) expense	(257)	3,732

Funds from operations as defined by ProLogis attributable to Common Shares	$100,595	$106,169

(1)	Consist primarily of adjustments to the amounts that ProLogis recognizes under the equity method that are necessary to reduce the original gain that was deferred on contributions of properties to property funds based on the lower depreciation expense recognized by ProLogis under the equity method. See footnote 9 to the table in Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As of March 31, 2003, no significant change had occurred in ProLogis’ interest rate risk or foreign currency risk as discussed in ProLogis’ 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in ProLogis’ internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 5. Changes in Securities and Use of Proceeds

     None.

Item 6. Submission of Matters to Vote of Securities Holders

     None.

Item 7. Other Information

     None.

Item 8. Exhibits and Reports on Form 8-K

(a)	Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated May 12, 2003

(b)	Reports on Form 8-K:

	Items	Financial
Date	Reported	Statements

February 19, 2003	7	No
February 21, 2003	7	No

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

	By:	/s/ WALTER C. RAKOWICH Walter C. Rakowich Managing Director and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated May 12, 2003