Form 10-Q
period 2003-06-30
PROLOGIS
filed 2003-08-14
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [X] No [    ]

     The number of shares outstanding of the Registrant’s common shares as of August 11, 2003 was 179,405,519.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
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
SIGNATURES
EXHIBIT INDEX
EX-12.1 Ratio of Earnings to Fixed Charges
EX-12.2 Ratio of Earnings to Combined Charges
EX-15.1 Letter Re: Unaudited Financial Information
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Certification of CEO Pursuant to Sec. 906
EX-31.2 Certification of CFO Pursuant to Sec. 906

PROLOGIS

INDEX

		Page
		Number(s)

PART I.	Financial Information
	Item 1. Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheets — June 30, 2003 and December 31, 2002	3
	Consolidated Condensed Statements of Earnings and Comprehensive Income — Three and Six Months Ended June 30, 2003 and 2002	4
	Consolidated Condensed Statements of Cash Flows — Six Months Ended June 30, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6 – 28
	Independent Accountants’ Review Report	29
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30–46
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
	Item 4. Controls and Procedures	46
PART II.	Other Information
	Item 5. Changes in Securities and Use of Proceeds	47
	Item 6. Submission of Matters to a Vote of Securities Holders	47
	Item 7. Other Information	47
	Item 8. Exhibits and Reports on Form 8-K	47

PROLOGIS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Real estate	$5,537,659	$5,395,527
Less accumulated depreciation	778,081	712,319

	4,759,578	4,683,208
Investments in and advances to unconsolidated investees	898,718	821,431
Cash and cash equivalents	173,438	110,809
Accounts and notes receivable	34,641	39,329
Other assets	263,249	268,748

Total assets	$6,129,624	$5,923,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit and short-term borrowings	$469,125	$545,906
Senior unsecured debt	1,901,575	1,630,094
Mortgage notes and other secured debt	520,373	555,978
Accounts payable and accrued expenses	151,225	154,082
Construction costs payable	14,213	27,880
Dividends payable	729	729
Other liabilities	67,827	79,902

Total liabilities	3,125,067	2,994,571

Minority interest	39,296	42,467
Shareholders’ equity:
Series C Preferred Shares; at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	100,000	100,000
Series D Preferred Shares; at stated liquidation preference of $25.00 per share; $0.01 par value; 10,000,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	250,000	250,000
Series E Preferred Shares; at stated liquidation preference of $25.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	50,000	50,000
Common shares of beneficial interest; $0.01 par value; 179,265,590 shares issued and outstanding at June 30, 2003 and 178,145,614 shares issued and outstanding at December 31, 2002	1,793	1,781
Additional paid-in capital	3,039,642	3,016,889
Accumulated other comprehensive income	145,886	47,264
Distributions in excess of net earnings	(622,060)	(579,447)

Total shareholders’ equity	2,965,261	2,886,487

Total liabilities and shareholders’ equity	$6,129,624	$5,923,525

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income:
Rental income	$111,691	$111,125	$227,347	$224,054
Other real estate income	29,869	25,306	60,920	51,722
Income from unconsolidated investees	27,220	37,297	40,087	69,642
Interest and other income	607	805	976	1,375

Total income	169,387	174,533	329,330	346,793

Expenses:
Rental expenses, net of recoveries of $25,550 and $52,016 for the three and six months in 2003, respectively, and $23,093 and $46,721 for the three and six months in 2002, respectively	9,766	8,776	19,890	16,517
General and administrative	14,363	13,501	30,239	26,428
Depreciation and amortization	40,717	35,945	82,235	72,176
Interest	39,533	40,201	76,787	81,031
Other	921	1,024	1,699	1,845

Total expenses	105,300	99,447	210,850	197,997

Earnings from operations	64,087	75,086	118,480	148,796
Minority interest share in earnings	1,327	1,308	2,610	2,590

Earnings before gains on dispositions of real estate and foreign currency exchange losses	62,760	73,778	115,870	146,206
Gains on dispositions of real estate, net	3,207	4,800	3,590	4,647
Foreign currency exchange losses, net	(3,669)	(6,533)	(8,771)	(6,872)

Earnings before income taxes	62,298	72,045	110,689	143,981
Income taxes:
Current income tax expense	2,087	2,436	2,596	3,496
Deferred income tax expense	4,551	4,595	5,549	12,296

Total income tax expense	6,638	7,031	8,145	15,792

Net earnings	55,660	65,014	102,544	128,189
Less preferred share dividends	8,179	8,179	16,358	16,358

Net earnings attributable to Common Shares	47,481	56,835	86,186	111,831
Other comprehensive income:
Foreign currency translation adjustments	95,300	70,611	98,622	52,514

Comprehensive income	$142,781	$127,446	$184,808	$164,345

Weighted average Common Shares outstanding - Basic	179,019	177,998	178,811	177,264

Weighted average Common Shares outstanding - Diluted	182,050	185,068	181,610	184,201

Net earnings attributable to Common Shares per share - Basic	$0.27	$0.32	$0.48	$0.63

Net earnings attributable to Common Shares per share - Diluted	$0.26	$0.31	$0.47	$0.62

Distributions per Common Share	$0.36	$0.355	$0.72	$0.71

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net earnings	$102,544	$128,189
Minority interest share in earnings	2,610	2,590
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	82,235	72,176
Gains on dispositions of real estate, net	(3,590)	(4,647)
Straight-lined rents	(3,726)	(2,364)
Amortization of deferred loan costs	2,924	2,534
Share based compensation	6,220	5,973
Adjustments to income from unconsolidated investees	(18,471)	(57,066)
Foreign currency exchange losses, net	7,674	7,056
Deferred income tax expense	5,549	12,296
Increase in accounts receivable and other assets	(5,671)	(5,897)
Decrease in accounts payable and accrued expenses and other liabilities	(11,105)	(3,897)

Net cash provided by operating activities	167,193	156,943

Investing activities:
Real estate investments	(663,544)	(317,643)
Tenant improvements and lease commissions on previously leased space	(20,333)	(15,749)
Recurring capital expenditures	(9,019)	(17,782)
Proceeds from dispositions of real estate	551,719	409,211
Net (advances to) amounts received from unconsolidated investees	17,559	(24,588)

Net cash provided by (used in) investing activities	(123,618)	33,449

Financing activities:
Net proceeds from sales of Common Shares and issuances of Common Shares under plans	24,478	79,314
Repurchases of Common Shares, net of costs	(9,771)	(38,608)
Distributions paid on Common Shares	(128,798)	(125,800)
Distributions paid to minority interest holders	(5,812)	(3,663)
Distributions paid on preferred shares	(16,358)	(16,358)
Proceeds from issuance of senior unsecured debt	300,000	—
Proceeds from issuance of secured debt	31,000	—
Debt issuance costs incurred	(3,239)	—
Principal payments on senior unsecured debt	(28,125)	(40,625)
Proceeds from lines of credit and short-term borrowings	849,342	587,689
Payments on lines of credit and short-term borrowings	(926,123)	(600,479)
Regularly scheduled principal payments on secured debt	(3,400)	(3,673)
Principal payments on secured debt at maturity and prepayments	(62,844)	(750)
Principal payments on employee share purchase notes	—	3,188
Purchases of derivative financial instruments	(1,296)	(665)
Proceeds from settlement of derivative financial instruments	—	159

Net cash provided by (used in) financing activities	19,054	(160,271)

Net increase in cash and cash equivalents	62,629	30,121
Cash and cash equivalents, beginning of period	110,809	27,989

Cash and cash equivalents, end of period	$173,438	$58,110

See Note 9 for information on non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

1. General

Business

     ProLogis, collectively with its consolidated subsidiaries and partnerships, is a publicly held real estate investment trust (“REIT”) that owns (directly or through unconsolidated investees), operates and develops industrial distribution properties in North America (the United States and Mexico), Europe (11 countries) and Asia (Japan). In April 2003, ProLogis announced that it had established a representative office in China. However, ProLogis owned no real estate assets in China as of June 30, 2003. The ProLogis Operating System®, comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group, utilizes ProLogis’ international network of properties to meet its customers’ distribution space needs globally. ProLogis’ business consists of two reportable business segments: property operations and the corporate distribution facilities services business (“CDFS business”). See Note 8.

Principles of Financial Presentation

     The consolidated condensed financial statements of ProLogis as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited and, pursuant to the rules of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements have been omitted. Management of ProLogis believes that the disclosures presented are adequate; however, these interim consolidated condensed financial statements should be read in conjunction with ProLogis’ December 31, 2002 audited consolidated financial statements contained in ProLogis’ 2002 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis’ consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year. Certain of the 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

     ProLogis began presenting its investment in ProLogis UK Holdings S.A., formerly Kingspark Holding S.A., (collectively with its subsidiaries “Kingspark S.A.”), a Luxembourg company that engages in CDFS business activities in the United Kingdom, and its investment in Kingspark LLC, a holding company that held the voting ownership interests of Kingspark S.A., on a consolidated basis on July 1, 2002. ProLogis began presenting its investment in ProLogis Logistics Services Incorporated (“ProLogis Logistics”), which owns CS Integrated LLC (“CSI”), previously operated as a temperature-controlled distribution company in the United States, on a consolidated basis on October 24, 2002. Previously, all of these investments were presented under the equity method. The changes in the reporting methods applicable to these entities occurred at the time ProLogis acquired (directly or indirectly) 100% of the ownership interests (voting and non-voting) of Kingspark S.A. and ProLogis Logistics. Generally accepted accounting principles in the United States (“GAAP”) do not require that previously reported financial information be restated when the reporting method is changed to consolidation from the equity method under these circumstances. ProLogis’ consolidated shareholders’ equity and its consolidated net earnings are the same under the two reporting methods. The accompanying consolidated condensed financial statements present ProLogis’ investments in Kingspark S.A. and Kingspark LLC under the equity method through June 30, 2002 and ProLogis’ investment in ProLogis Logistics under the equity method through October 23, 2002. From these dates forward, these investments are presented on a consolidated basis. See Note 3.

     In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued. ProLogis is required to adopt the requirements of Interpretation No. 46 for the interim period that begins after June 15, 2003. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires that ProLogis present the variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. ProLogis is continuing to assess the provisions of Interpretation No. 46 and the impact to ProLogis of its adoption. Due to the adoption of Interpretation No. 46, ProLogis expects that it will begin to present its investments in Frigoscandia Holding S.A. (“Frigoscandia S.A.”) and CSI/Frigo LLC, a holding company that holds the voting ownership interest in Frigoscandia S.A., on a consolidated basis in its financial statements beginning with the consolidated condensed financial statements issued for the quarterly period ending September 30, 2003. As of June 30, 2003, ProLogis presented its investments in Frigoscandia S.A. and CSI/Frigo LLC under the equity method. ProLogis’ combined effective ownership interest in Frigoscandia S.A. and CSI/Frigo LLC was 99.75% at June 30, 2003. ProLogis expects that it will continue to present its investments in all other entities under the equity method. See Note 3 for information on ProLogis’ investments in these entities and for summarized financial information of Frigoscandia S.A. as of and for the six months ended June 30, 2003.

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

     ProLogis’ consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars prior to the consolidation of these financial statements with those of ProLogis. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. ProLogis translates its share of the earnings or losses of its unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period.

     ProLogis and its consolidated subsidiaries and unconsolidated investees may have transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect as of the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from such remeasurements are generally included in results of operations. Certain intercompany debt balances are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee.

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

     The components of the net foreign currency exchange gains and losses recognized in ProLogis’ results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2003		2002		2003	2002

Losses from remeasurement of third party and certain intercompany debt, net(1)		$(2,788)		$(3,978)	$(6,384)	$(4,256)
Gains (losses) from settlement of third party and certain intercompany debt, net(1)		(237)		91	(1,126)	82
Transaction gains, net		201		49	29	102
Derivative financial instruments – put option contracts(2):
Contracts expiring during the period		(733)		(668)	(1,398)	(881)
Mark-to-market gains (losses) on outstanding contracts, net		(112)		(2,027)	108	(2,078)
Gains realized at expiration of the contract, net		—		—	—	159

Totals	$	(3,669)	$	(6,533)	$(8,771)	$(6,872)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and the contract is marked-to-market by ProLogis as of the end of each subsequent accounting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and the proceeds received at expiration, if any, are recognized as a gain.

Other Recently Issued Accounting Standards

     In November 2002, Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others as an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of Interpretation No. 34,” was issued. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. Further, Interpretation No. 45 provides that an entity that issues a guarantee must recognize an initial liability for the fair value, or market value, of the potential obligation undertaken in issuing the guarantee.

     The disclosure requirements of Interpretation No. 45 were effective for ProLogis’ December 31, 2002 consolidated financial statements and its initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. ProLogis made the applicable disclosures in its consolidated financial statements that were included in its 2002 Annual Report on Form 10-K. The application of the recognition and measurement provisions of Interpretation No. 45 have not had a material effect on ProLogis’ financial position, results of operations or cash flows. See Note 3.

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. ProLogis does not account for share-based compensation under the fair value method provided in SFAS No. 123. Rather, as allowed under SFAS No. 123, ProLogis continues to account for its various share-based compensation plans using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, if the exercise price of the share options issued equals or exceeds the market price of the underlying share on the date the option is granted, no compensation expense is recognized. Under the fair value method provided in SFAS No. 123, the fair value of the share options issued would be recognized as compensation expense. The exercise prices of the share options that ProLogis issues to its employees and members of its Board of Trustees (the “Board”) are equal to the average of the high and low market prices on the day the options are issued. Therefore, no compensation expense is recognized. ProLogis does recognize compensation expense when changes to the terms of the share options or other instruments awarded require the use of variable accounting as provided under SFAS No. 123.

     Had compensation expense been recognized by ProLogis for the three and six months ended June 30, 2003 and 2002 using an option valuation model as provided in SFAS No. 123, ProLogis’ net earnings attributable to Common Shares and net earnings attributable to Common Shares per share for these periods would change as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings attributable to Common Shares:
As reported	$47,481	$56,835	$86,186	$111,831
Pro forma	46,462	55,773	84,442	109,631
Net earnings attributable to Common Shares per share:
As reported – Basic	$0.27	$0.32	$0.48	$0.63
As reported – Diluted	0.26	0.31	0.47	0.62
Pro forma – Basic	0.26	0.31	0.47	0.62
Pro forma – Diluted	0.26	0.31	0.46	0.61

     Because share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation expense presented may not be representative of compensation cost to be expected in future years.

     ProLogis adopted the following accounting standards in 2003. Adoption of these standards has not had a material impact on ProLogis’ financial position, results of operations or cash flows:

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was adopted by ProLogis as of January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item and contains provisions that impact certain sale-leaseback transactions.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was adopted by ProLogis as of January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred.

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for how the issuer of financial instruments classifies and measures instruments that contain characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. ProLogis has not issued any such financial instruments since May 31, 2003.

2. Real Estate

Investments in Real Estate

     Real estate assets directly owned by ProLogis consist of income producing industrial distribution properties, properties under development and land held for future development. ProLogis’ real estate investments, presented at cost, include the following as of the dates indicated (in thousands of U.S. dollars):

	June 30,	December 31,
	2003	2002

Operating properties(1):
Improved land	$758,787	$735,953
Buildings and improvements	3,927,595	3,831,921

	4,686,382	4,567,874

Properties under development (including cost of land)(2)(3)	346,349	377,384
Land held for development(4)	429,007	386,820
Other investments(5)	75,921	63,449

Total real estate assets	5,537,659	5,395,527
Less accumulated depreciation	778,081	712,319

Net real estate assets	$4,759,578	$4,683,208

(1)	At June 30, 2003 and December 31, 2002, ProLogis directly owned 1,234 and 1,230 operating properties, respectively, consisting of 129,588,000 and 127,956,000 square feet, respectively.

(2)	Properties under development consisted of 27 buildings aggregating 7,481,000 square feet at June 30, 2003 and 37 buildings aggregating 9,648,000 square feet at December 31, 2002.

(3)	In addition to the June 30, 2003 construction costs payable balance of $14.2 million, ProLogis had aggregate unfunded commitments on contracts for properties under construction of $294.5 million at June 30, 2003.

(4)	Land held for future development consisted of 2,709 acres at June 30, 2003 and 2,466 acres at December 31, 2002.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties (none at June 30, 2003 and $6.9 million at December 31, 2002); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase related to future development projects.

     ProLogis’ directly owned real estate assets are located in North America (the United States and Mexico), ten countries in Europe and in Japan. No individual market in any country, as defined by ProLogis and presented in Item 2 of its 2002 Annual Report on Form 10-K, represents more than 10% of ProLogis’ total real estate assets, before depreciation.

     ProLogis disposed of 0.5 million and 0.4 million square feet of operating properties to third parties during the six months ended June 30, 2003 and 2002, respectively. ProLogis is not reporting these property dispositions as discontinued operations for these periods as the effect of such presentation in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income is not material.

Operating Lease Agreements

     ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At June 30, 2003, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties during the remainder of 2003, during the other years in the five-year period ending December 31, 2007 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2003	$210,980
2004	355,847
2005	273,299
2006	186,229
2007	129,445
2008 and thereafter	219,404

$1,375,204

     For ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.51% and 14.86%, respectively, of ProLogis’ total annualized base rental income at June 30, 2003.

3. Unconsolidated Investees:

Summary of Investments and Income

     Since 1997, ProLogis has invested in various entities in which its ownership interest is less than 100% and in which it does not have control as defined under GAAP. Consequently, these investments are presented under the equity method in ProLogis’ consolidated condensed financial statements. Certain of these investments have been structured such that ProLogis’ ownership interest will allow ProLogis to continue to comply with the requirements of the Internal Revenue Code of 1986, as amended (“the Code”), to qualify as a REIT. However, with respect to ProLogis’ investments in property funds, having an ownership interest of 50% or less is part of ProLogis’ business strategy. This business strategy allows ProLogis to realize a portion of the profits from its development activities and raise private equity capital or issue private, rather than public, debt instruments, to fund its future development activities – while also allowing ProLogis to maintain an ownership interest in its developed properties.

     ProLogis’ investments in entities that are presented under the equity method are summarized as follows as of the dates indicated (in thousands of U.S. dollars):

	June 30,	December 31,
	2003	2002

Property funds	$647,395	$593,479
CDFS business investees	48,372	45,183
Temperature-controlled distribution investee	200,465	178,459
Other investees	2,486	4,310

Totals	$898,718	$821,431

     ProLogis recognizes income or losses from its investments in its unconsolidated investees consisting of its proportionate share of the earnings or losses of these entities recognized under the equity method, interest income on advances it has made to these entities, if any, and fees earned for services provided to these entities, if any. The amounts recognized by ProLogis from its investments in unconsolidated investees are summarized as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Property funds	$22,547	$15,851	$32,743	$30,107
CDFS business investees	301	20,049	602	29,531
Temperature-controlled distribution investees	4,372	1,397	6,690	12,073
Other investees	—	—	52	(2,069)

Totals	$27,220	$37,297	$40,087	$69,642

Property Funds

     Since 1999, ProLogis has formed eight property funds. ProLogis’ ownership interests in these property funds at June 30, 2003 ranged from 14.1% to 50%. The property funds own operating properties which, in most cases, have been contributed to the property funds by ProLogis. ProLogis generally receives ownership interests in the property funds as part of the proceeds received from these contributions. ProLogis recognizes its proportionate share of the earnings or losses of each property fund under the equity method. ProLogis earns fees for acting as the manager of each of the property funds and may earn additional fees by providing other services to certain of the property funds including, but not limited to, development and leasing activities performed on their behalf.

     ProLogis’ investments in the eight property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	June 30,	December 31,
	2003	2002

ProLogis California(1)	$118,372	$118,790
ProLogis North American Properties Fund I(2)	44,652	46,175
ProLogis North American Properties Fund II(3)	6,367	7,070
ProLogis North American Properties Fund III(4)	5,622	5,666
ProLogis North American Properties Fund IV(5)	3,686	3,730
ProLogis North American Properties Fund V(6)	48,460	34,287
ProLogis European Properties Fund(7)	410,219	374,365
ProLogis Japan Properties Fund(8)	10,017	3,396

Totals	$647,395	$593,479

     ProLogis’ total investment in the eight property funds as of June 30, 2003 consisted of the following components (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Fund(7)	Fund(8)

Equity interest	$188.6	$58.2	$14.3	$12.1	$8.4	$51.6	$447.2	$5.8
Distributions	(80.9)	(15.4)	(4.4)	(2.8)	(2.2)	(2.7)	(63.8)	—
ProLogis’ share of the earnings of the entity, excluding fees earned by ProLogis	37.7	7.5	2.0	0.9	1.1	3.8	24.7	0.5

Subtotal	145.4	50.3	11.9	10.2	7.3	52.7	408.1	6.3
Adjustments to carrying value(9)	(29.0)	(8.4)	(6.9)	(5.6)	(4.4)	(14.3)	(89.5)	(2.4)
Other, net(10)	1.8	2.5	1.3	0.9	0.7	6.7	81.6	1.7

Subtotal	118.2	44.4	6.3	5.5	3.6	45.1	400.2	5.6
Other receivables	0.2	0.3	0.1	0.1	0.1	3.4	10.0	4.4

Totals	$118.4	$44.7	$6.4	$5.6	$3.7	$48.5	$410.2	$10.0

     ProLogis’ proportionate share of the earnings of each of the property funds recognized under the equity method, interest income on advances to the property funds, if any, and fees earned for services provided to the property funds were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

ProLogis California(1)	$3,799	$3,306	$7,285	$7,361
ProLogis North American Properties Fund I(2)	1,648	1,408	2,937	2,852
ProLogis North American Properties Fund II(3)	565	917	1,243	1,714
ProLogis North American Properties Fund III(4)	743	872	1,461	1,547
ProLogis North American Properties Fund IV(5)	355	492	837	1,023
ProLogis North American Properties Fund V(6)	4,054	3,705	6,410	3,711
ProLogis European Properties Fund(7)	11,097	5,151	12,051	11,899
ProLogis Japan Properties Fund(8)	286	—	519	—

Totals	$22,547	$15,851	$32,743	$30,107

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

•	Members are ProLogis and New York State Common Retirement Fund;

•	Owned 79 properties aggregating 13.0 million square feet at June 30, 2003;

•	All but one of the properties owned were contributed by ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles/Orange County market;

•	ProLogis California has the right of first offer with respect to properties that ProLogis develops and stabilizes, excluding properties developed under build to suit lease agreements, in the Los Angeles/Orange County market;

•	ProLogis’ ownership interest has been 50% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.9 million and $0.8 million for the three months ended June 30, 2003 and 2002, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively.

(2)	ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 29, 2000;

•	Members are ProLogis and an affiliate of the State Teachers’ Retirement Board of Ohio;

•	Owned 36 properties aggregating 9.4 million square feet at June 30, 2003;

•	All properties were contributed by ProLogis;

•	Properties are located in 16 markets in the United States;

•	ProLogis’ ownership interest has been 41.3% since January 15, 2001 and was 20% from inception of the property fund to that date; and

•	Property management, asset management and other fees recognized by ProLogis were $0.6 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.

(3)	ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Partners are ProLogis and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”) that obtained its ownership interest on March 27, 2001 from Principal Financial Group, the original partner;

•	Owned 27 properties aggregating 4.5 million square feet at June 30, 2003;

•	All properties were contributed by ProLogis;

•	Properties are located in 13 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.4 million and $0.5 million for the three months ended June 30, 2003 and 2002, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2003 and 2002, respectively.

(4)	ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 34 properties aggregating 4.4 million square feet at June 30, 2003;

•	All properties were contributed by ProLogis;

•	Properties are located in 15 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.5 million for both the three months ended June 30, 2003 and 2002 and $1.1 million and $1.0 million for the six months ended June 30, 2003 and 2002, respectively.

(5)	ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 17 properties aggregating 3.5 million square feet at June 30, 2003;

•	All properties were contributed by ProLogis;

•	Properties are located in ten markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.3 million for both the three months ended June 30, 2003 and 2002 and $0.6 million for both the six months ended June 30, 2003 and 2002.

(6)	ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests of the ProLogis-Macquarie Fund at June 30, 2003 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia, and a company that was formed to act as manager of the ProLogis-Macquarie Fund. ProLogis and a United States subsidiary of Macquarie Bank Limited (“Macquarie Bank”) each have a 50% ownership interest in the manager of the ProLogis-Macquarie Fund;

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 83.0% at June 30, 2003 through its 93.5% weighted ownership interest in two entities that collectively owned 88.8% of the ProLogis-Macquarie Fund at June 30, 2003;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.1% at June 30, 2003 through its 11.2% direct ownership interest in the ProLogis-Macquarie Fund and its 50% ownership interest in the management company that has a weighted ownership interest of 6.5% in two entities that collectively owned 88.8% of the ProLogis-Macquarie Fund at June 30, 2003;

•	Macquarie Bank’s effective ownership interest in the ProLogis-Macquarie Fund was 2.9% at June 30, 2003 through its 50% ownership interest in the management company that has a weighted ownership interest of 6.5% in two entities that collectively owned 88.8% of the ProLogis-Macquarie Fund at June 30, 2003;

•	ProLogis refers to the combined entities in which it has direct or indirect ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interests in this property fund have ranged from 14.1% to 16.9% since the property fund’s inception in March 2002.

•	Owned 81 properties aggregating 18.2 million square feet at June 30, 2003 (including 24 properties aggregating 6.2 million square feet that were contributed by ProLogis during 2003);

•	All properties were contributed by ProLogis;

•	Properties are located in 24 markets in the United States and three markets in Mexico;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes during 2003 in North America (excluding properties in the Los Angeles/Orange County market) to ProLogis North American Properties Fund V through December 2003, subject to the property meeting certain criteria, including leasing criteria, and subject to ProLogis North American Properties Fund V having the capital to acquire the property;

•	Fees and other income recognized by ProLogis were $3.2 million and $5.0 million for the three and six months ended June 30, 2003, respectively, and $3.4 million for both the three and six months ended June 30, 2002. Fees and other income recognized for the three and six months ended June 30, 2003, consisted of $1.0 million and $1.8 million of property management and asset management fees, respectively, $0.5 million and $0.8 million of long-term debt placement fees, respectively, and $0.1 million and $0.8 million of acquisition and other fees, respectively. The amounts recognized by ProLogis for the three months ended June 30, 2003 include $1.6 million that was earned based on certain performance criteria. Fees recognized for both the three and six months ended June 30, 2002, consisted of $0.2 million in property management and asset management fees and $0.7 million in long-term debt placement fees and a one-time fee of $2.5 million related to the formation of ProLogis North American Properties Fund V.

(7)	ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 21 third party institutional investors own units in the property fund;

•	Owned 205 properties aggregating 41.1 million square feet at June 30, 2003 (including 12 properties aggregating 3.1 million square feet that were contributed by ProLogis in 2003 and six properties aggregating 2.3 million square feet that were acquired from third parties in 2003);

•	Properties have been contributed by ProLogis (161 properties, 30.7 million square feet) or acquired from third parties (44 properties, 10.4 million square feet);

•	Properties are located in 27 markets in 11 countries in Europe;

•	ProLogis is committed to contribute all the properties that it develops and stabilizes in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain criteria, including leasing criteria, and subject to ProLogis European Properties Fund having the capital to acquire the property;

•	ProLogis’ ownership interest was 30.3% and 31.7% at June 30, 2003 and 2002, respectively; and

•	Property management and asset management fees recognized by ProLogis were $5.8 million and $11.0 million for the three and six months ended June 30, 2003, respectively, and $3.8 million and $7.1 million for the three and six months ended June 30, 2002, respectively.

(8)	PLD/RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”);

•	The total capital commitment to the property fund of GIC, through its real estate investment subsidiary, is $300.0 million, of which $276.8 million is unfunded at June 30, 2003;

•	Owned two properties aggregating 0.5 million square feet at June 30, 2003 (including a 0.3 million square foot property contributed by ProLogis in May 2003);

•	Both properties were contributed by ProLogis;

•	Both properties are located in Tokyo;

•	ProLogis is committed to contribute all of the properties that it develops and stabilizes in Japan through June 2006 to ProLogis Japan Properties Fund, subject to the property meeting certain criteria, including leasing criteria, and subject to ProLogis Japan Properties Fund having the capital to acquire the property;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management and asset management fees recognized by ProLogis were $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively.

(9)	Under GAAP, a portion of the gains generated by ProLogis’ contribution of properties to the property funds does not qualify for current income recognition due to ProLogis’ continuing ownership in the property fund. The amount of the gain that ProLogis is unable to recognize is recorded as a reduction to ProLogis’ balance sheet investment in the property fund. The gain that has not been recognized is eventually realized by ProLogis when ProLogis adjusts its proportionate share of the earnings of the property fund, recognized under the equity method, to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the real estate assets that ProLogis has contributed to the property fund. The gain not recognized is also eventually realized by ProLogis if the property fund disposes of a property that was contributed by ProLogis or if ProLogis reduces its ownership interest in the property fund.

(10)	Includes acquisition costs and ProLogis’ proportionate share of the cumulative translation adjustments recognized by ProLogis European Properties Fund and ProLogis Japan Properties Fund.

     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCAs”) in connection with certain of its contributions of properties to certain of the property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 72% and 98% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at June 30, 2003 and ProLogis has assessed a nominal value to the guarantee undertaken through the SLCAs. At June 30, 2003, the potential obligations under the SLCAs aggregate $325.0 million and the book value of the assets in the respective property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.17 billion.

     Summarized financial information of the property funds as of and for the six months ended June 30, 2003 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund

Total assets	$585.6	$357.0	$229.4	$204.2	$141.6	$808.0	$3,243.3	$110.2
Third party debt	$288.6	$232.6	$165.0	$150.3	$103.2	$408.0	$1,389.4	$54.1
Amounts due to ProLogis(1)	$0.2	$0.3	$0.1	$0.1	$0.1	$3.4	$10.0	$4.4
Total liabilities	$294.9	$237.9	$169.4	$152.6	$104.8	$437.4	$1,708.9	$79.4
Equity	$290.7	$119.1	$60.0	$51.6	$36.8	$370.6	$1,534.4	$30.8
Revenues	$35.8	$22.9	$13.2	$12.4	$8.6	$38.1	$111.4	$2.7
Net earnings(2)	$10.3	$4.3	$1.3	$1.4	$1.0	$11.1	$0.7	$1.6
ProLogis’ ownership at June 30, 2003	50%	41.3%	20%	20%	20%	14.1%	30.3%	20%

(1)	ProLogis has guaranteed $69.0 million of third party debt of ProLogis North American Properties Fund V. This debt is due on September 25, 2003.

(2)	ProLogis recognizes its proportionate share of the net earnings of the property funds, plus fees that it earns from services it provides to the property funds and interest income on advances that it has made to the property funds in its Consolidated Condensed Statements of Earnings and Comprehensive Income as “Income from unconsolidated investees.” The net earnings of each property fund includes interest expense on amounts due to ProLogis, if any. The net earnings of ProLogis European Properties Fund includes net foreign currency exchange losses of $26.2 million.

CDFS Business Investees

     ProLogis or its consolidated subsidiaries generally perform the CDFS business activities. Since its acquisition by ProLogis in August 1998, Kingspark S.A. has performed ProLogis’ CDFS business activities in the United Kingdom. ProLogis’ investments in Kingspark S.A. and Kingspark LLC, a holding company that had an ownership interest in Kingspark S.A., were structured to allow ProLogis to continue to qualify as a REIT under the Code. Accordingly, ProLogis originally held only non-voting ownership interests in Kingspark S.A. and Kingspark LLC and presented its investments in these entities under the equity method. On July 1, 2002, ProLogis acquired the voting ownership interests in Kingspark S.A. and Kingspark LLC and began presenting these investments on a consolidated basis as of that date. The acquisition of the voting ownership interests in these entities was prompted by changes to the Code that allow ProLogis to own 100% of these entities while continuing to comply with the REIT requirements of the Code. In April 2003, Kingspark LLC’s ownership interest in Kingspark S.A. was transferred to ProLogis and Kingspark LLC was liquidated.

     ProLogis, through Kingspark S.A., has invested in four joint ventures (the “CDFS Joint Ventures”) that develop properties in the United Kingdom. ProLogis’ ownership interest in each of the CDFS Joint Ventures was 50% at both June 30, 2003 and December 31, 2002 and ProLogis’ combined investments in the CDFS Joint Ventures were $48.4 million and $45.2 million at June 30, 2003 and December 31, 2002, respectively. The CDFS Joint Ventures are accounted for under the equity method. While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the CDFS Joint Ventures were not separately presented in ProLogis’ Consolidated Balance Sheet.

     One of the CDFS Joint Ventures owns 11 operating properties that were all developed by the joint venture. This joint venture’s total investment in these properties was $91.2 million at June 30, 2003. Collectively, the four CDFS Joint Ventures owned 141 acres of land at June 30, 2003. Also, at June 30, 2003, the CDFS Joint Ventures collectively controlled (through contracts, options or letters of intent) 555 acres of land.

     ProLogis’ proportionate share of the earnings of each of the unconsolidated investees in the CDFS business segment were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Kingspark S.A.(1)(2)	$—	$19,173	$—	$28,482
Kingspark LLC(2)	—	876	—	1,049
CDFS Joint Ventures(3)	301	—	602	—

Total	$301	$20,049	$602	$29,531

(1)	ProLogis recognized 95% of the earnings of Kingspark S.A. in 2002 under the equity method based on its ownership of 100% of Kingspark S.A.’s preferred stock. The amounts recognized by ProLogis under the equity method include, among other items, net foreign currency exchange gains of $5.6 million and $4.5 million for the three and six months ended June 30, 2002, respectively, net gains from the disposition of properties of $10.0 million and $13.4 million for the three and six months ended June 30, 2002, respectively, including net gains from the contributions of properties to ProLogis European Properties Fund of $8.8 million and $10.5 million for the three and six months ended June 30, 2002, respectively. The gains recognized from the contribution of properties to ProLogis European Properties Fund are net of $4.2 million and $5.0 million for the three and six months ended June 30, 2002, respectively, that did not qualify for current income recognition due to ProLogis’ continuing ownership in ProLogis European Properties Fund. As of July 1, 2002, Kingspark S.A. is consolidated in ProLogis’ financial statements.

(2)	Prior to July 1, 2002, Kingspark LLC’s membership interests were owned by K. Dane Brooksher, ProLogis’ chairman and chief executive officer (5% of the total membership interests, all voting) and ProLogis (95% of the total membership interests, all non-voting). Mr. Brooksher was the managing member of Kingspark LLC. There were no provisions that gave ProLogis the right to acquire Mr. Brooksher’s membership interests and Mr. Brooksher did not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC using funds that were loaned to him by ProLogis. The recourse loan from ProLogis to Mr. Brooksher was payable on January 5, 2006 and provided for an annual interest rate of 8.0%. Neither ProLogis’ ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher, resulted in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities were not consolidated in ProLogis’ financial statements.

On July 1, 2002, ProLogis acquired the voting membership interests of Kingspark LLC from Mr. Brooksher for an aggregate purchase price of $45,000, an amount equal to the principal balance of the loan due to ProLogis from Mr. Brooksher and related accrued interest. Mr. Brooksher applied the proceeds from this sale to the amounts owed to ProLogis thereby retiring his loan. Consequently, as of July 1, 2002 ProLogis owned (directly or through its 100% ownership of Kingspark LLC) 100% of the voting common stock and 100% of the non-voting preferred stock of Kingspark S.A. Accordingly, ProLogis began consolidating its investments in Kingspark S.A. and Kingspark LLC in its financial statement as of that date. In April 2003, Kingspark LLC’s ownership interest in Kingspark S.A. was transferred to ProLogis and Kingspark LLC was liquidated.

ProLogis’ proportionate share of the earnings of Kingspark LLC for the three and six months ended June 30, 2002 represents ProLogis’ 95% share of the earnings of Kingspark LLC recognized under the equity method based on its ownership of 95% of the membership interests (all non-voting) of Kingspark LLC. Kingspark LLC’s earnings result from its recognition under the equity method of 5% of the earnings of Kingspark S.A. based on its ownership of 100% of the voting common stock of Kingspark S.A.

For the period from January 5, 2001 to June 30, 2002, ProLogis recognized 99.75% of the earnings of Kingspark S.A. under the equity method based on its direct and indirect (through its ownership interest in Kingspark LLC) ownership interests.

(3)	The earnings of the CDFS Joint Ventures consist primarily of net operating income from 11 operating properties, net interest expense and income tax expense.

Temperature-Controlled Distribution Companies

     Beginning in 1997, ProLogis invested in companies that operated temperature-controlled distribution and storage networks. When these investments were originally structured, ProLogis held only non-voting ownership interests in order to continue to comply with the REIT requirements of the Code. Consequently, ProLogis presented these investments under the equity method. Subsequent changes to the Code allow ProLogis to own voting interests in these entities. ProLogis’ ownership interests in one of the companies in this operating segment has changed, however, no changes have occurred with respect to ProLogis’ ownership interest in the company that operates in Europe.

     As of June 30, 2003 and December 31, 2002, ProLogis had direct and indirect investments in only one company operating a temperature-controlled distribution and storage network. This company, Frigoscandia S.A., operates only in Europe. ProLogis’ ownership interests in Frigoscandia S.A. and CSI/Frigo LLC, a holding company that has an ownership interest in Frigoscandia S.A., do not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities are not consolidated in ProLogis’ financial statements. ProLogis expects that its investments in Frigoscandia S.A. and CSI/Frigo LLC will be presented on a consolidated basis as of July 1, 2003 under the provisions of Interpretation No. 46. See Note 1. These investments, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	June 30,	December 31,
	2003	2002

CSI/Frigo LLC(1)	$(4,152)	$(3,924)
Frigoscandia S.A.(2)	204,617	182,383

Total	$200,465	$178,459

(1)	CSI/Frigo LLC, a limited liability company, owns 100% of the voting common stock of Frigoscandia S.A., representing 5% of its earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis’ chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/Frigo LLC. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. ProLogis has a $0.3 million note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. The note from CSI/Frigo LLC to ProLogis accrues interest at an annual interest rate of 8.0% and is due in 2012. Mr. Brooksher may transfer his membership interests in CSI/Frigo LLC, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher’s membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member.

(2)	Frigoscandia S.A., through a wholly owned subsidiary, owns 100% of Frigoscandia Holding AB (“Frigoscandia”), which owns companies operating 104.2 million cubic feet of temperature-controlled distribution facilities in two European countries (63.0 million cubic feet in France and 41.2 million cubic feet in the United Kingdom) at June 30, 2003. Frigoscandia classified the operating assets in the United Kingdom as held for sale in December 2002. In June 2003, Frigoscandia classified its distribution assets in France (18.9 million cubic feet) as held for sale. Since June 2001, Frigoscandia has disposed of all of its operating assets in the Czech Republic, Denmark, Finland, Germany, Italy, the Netherlands, Norway, Spain and Sweden (aggregating 73.5 million cubic feet). Total proceeds from these sales were $149.0 million.

     ProLogis’ investments in Frigoscandia S.A. and CSI/Frigo LLC at June 30, 2003 consisted of the following components (in millions of U.S. dollars):

	CSI/Frigo	Frigoscandia
	LLC	S.A.

Equity interest	$0.4	$22.6
ProLogis’ share of the losses of the entity	(5.8)	(131.4)

Subtotal	(5.4)	(108.8)
Other, net(1)	0.4	(19.8)

Subtotal	(5.0)	(128.6)
Notes and other receivables(2)(3)	0.8	333.2

Total	$(4.2)	$204.6

(1)	Includes acquisition costs for Frigoscandia S.A. and ProLogis’ proportionate share of the cumulative translation adjustment recognized by each entity.

(2)	For CSI/Frigo LLC, the amount includes $0.3 million due to ProLogis under a note agreement that accrues interest at 8.0% per annum and is due in 2012.

(3)	For Frigoscandia S.A., the amount includes other receivables (primarily interest on notes receivable) of $69.5 million and the following amounts owed to ProLogis under note agreements:

•	776.6 million Swedish krona (the currency equivalent of approximately $100.2 million at June 30, 2003) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

•	9.9 million euro (the currency equivalent of approximately $11.5 million at June 30, 2003) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

•	$105.4 million unsecured note from Frigoscandia S.A., interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

•	40.8 million euro (the currency equivalent of approximately $46.6 million at June 30, 2003) unsecured note from Frigo S.a.r.l., a wholly owned subsidiary of Frigoscandia S.A.; interest at 5.0% per annum; due on demand.

     Summarized financial information of Frigoscandia S.A. as of and for the six months ended June 30, 2003 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

Total assets	$288.8
Thrid party debt	$0.2
Amounts due to ProLogis	$333.2
Total liabilities	$426.4
Equity	$(137.6)
Revenues	$96.0
Net loss(1)	$(0.9)
ProLogis’ ownership at June 30, 2003(2)	95%

(1)	ProLogis recognizes its proportionate share of the loss of Frigoscandia S.A. and interest income on advances to Frigoscandia S.A. and its subsidiaries in its Consolidated Condensed Statements of Earnings and Comprehensive Income as “Income from unconsolidated investees.” The net loss of Frigoscandia S.A. includes interest expense on amounts due to ProLogis of $7.1 million and net foreign currency exchange gains of $0.1 million.

(2)	ProLogis’ direct ownership of 100% of the non-voting preferred stock of Frigoscandia S.A. represents a 95% interest in Frigoscandia S.A.’s earnings or losses. For the six months ended June 30, 2003, ProLogis recognized 99.75% of the net loss of Frigoscandia S.A. under the equity method based on its direct and indirect (through its ownership interest in CSI/Frigo LLC) ownership interests.

     ProLogis recognized its proportionate share of the earnings or losses of CSI/Frigo LLC, Frigoscandia S.A. and ProLogis Logistics, including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

CSI/Frigo LLC(1)	$16	$(1,658)	$(43)	$(1,425)
ProLogis Logistics(2)	—	4,731	—	8,433
Frigoscandia S.A.(3)	4,356	(1,676)	6,733	5,065

Total	$4,372	$1,397	$6,690	$12,073

(1)	The earnings and losses of CSI/Frigo LLC result from the recognition, under the equity method, of its 5% share of the earnings or losses of ProLogis Logistics based on its ownership of 100% of ProLogis Logistics’ voting common stock during the periods in 2002 and the recognition under the equity method of its 5% share of the earnings or losses of Frigoscandia S.A. based on its ownership of 100% of Frigoscandia S.A.’s voting common stock for all periods.

(2)	ProLogis directly owns 100% of the non-voting preferred stock of ProLogis Logistics, representing a 99.23% interest in the earnings of ProLogis Logistics. ProLogis Logistics owns 100% of CSI, a company that previously operated a temperature-controlled distribution and storage network in the United States. On October 23, 2002, significant portions of CSI’s operating assets were sold. Total proceeds from the sale were $221.9 million. The assets sold had been classified as held for sale since January 2002.

CSI continues to own certain real estate assets. The buyers in the October transaction are leasing two operating properties that were retained by CSI with an aggregate book value of $37.5 million at June 30, 2003. An additional property that had been leased by the buyers was sold by CSI in July 2003. The property sold had a book value of $4.9 million at June 30, 2003. CSI also retained one operating property with a book value of $3.6 million at June 30, 2003 that is leased to an operator and five tracts of land with an aggregate book value of $7.8 million at June 30, 2003 (one tract of land with a book value of $2.7 million at June 30, 2003 was sold in July 2003). ProLogis’ acquisition of 100% of the voting common stock of ProLogis Logistics on October 23, 2002 resulted in ProLogis owning 100% of the voting common stock and 100% of the non-voting preferred stock of ProLogis Logistics. Accordingly, ProLogis began consolidating its investment in ProLogis Logistics as of that date. The assets that were retained by CSI are included with ProLogis’ real estate assets in its Consolidated Condensed Balance Sheets at June 30, 2003 and December 31, 2002. CSI’s operating properties are reflected in ProLogis’ property operations segment and CSI’s land parcels are reflected in ProLogis’ CDFS business segment.

(3)	ProLogis directly owns 100% of the non-voting preferred stock of Frigoscandia S.A., representing a 95% interest in the earnings or losses of Frigoscandia S.A. In 2002, Frigoscandia recognized a net loss from the disposition of certain of its operating assets. ProLogis’ proportionate share of this net loss was $3.6 million and $4.2 million for the three and six-month periods in 2002, respectively.

Other Companies

     ProLogis’ investments in other companies that are presented under the equity method were as follows as of the dates indicated (in thousands of U.S. dollars):

	June 30,	December 31,
	2003	2002

Insight(1)	$2,477	$2,482
ProLogis Equipment Services(2)	9	1,828

Totals	$2,486	$4,310

(1)	Represents ProLogis’ investment, through a wholly owned subsidiary, in the common stock of Insight, Inc. (“Insight”), a privately owned logistics optimization consulting company, as adjusted for ProLogis’ proportionate share of Insight’s earnings. ProLogis had a 33.3% ownership interest in Insight at both June 30, 2003 and December 31, 2002.

(2)	Represents ProLogis’ investment, through a wholly owned subsidiary, in the membership interests of ProLogis Equipment Services LLC, a limited liability company, whose other member is Dana Commercial Credit Corporation, as adjusted for ProLogis’ proportionate share of ProLogis Equipment Services’ earnings. In September 2002, ProLogis Equipment Services sold substantially all of its operating assets to an affiliate of General Electric Capital Corporation (“GE Capital”), ProLogis’ largest shareholder from May 2002, when it acquired Security Capital Group Incorporated (“Security Capital”), to July 2003 (see Note 5). ProLogis expects that ProLogis Equipment Services will be fully liquidated during 2003.

     For the six months ended June 30, 2003 and 2002, ProLogis recognized a loss of $5,000 and income of $4,000, respectively, from its investment in Insight (recognized in the first quarter of each year). For the six months ended June 30, 2003, ProLogis recognized income of $57,000 (all recognized in the first quarter) from its investment in ProLogis Equipment Services. In March 2002, ProLogis recognized a loss of $2,073,000 representing its share of an impairment loss recognized by GoProLogis Incorporated (“GoProLogis”), an unconsolidated investee of ProLogis. The impairment loss recognized by GoProLogis resulted from the write-down to zero of GoProLogis’ investment in Vizional Technologies, Inc. ProLogis recognizes 98% of the earnings or losses of GoProLogis. ProLogis’ investment in GoProLogis has been written down to zero.

4. Borrowings:

Senior Unsecured Notes

     ProLogis has issued senior unsecured notes that bear interest at fixed rates to be paid on a semi-annual basis (the “Notes”). At June 30, 2003, the Notes outstanding aggregated $1.90 billion, including $300.0 million of Notes with a coupon rate of 5.50% per annum (an effective interest rate of 5.55% per annum) that were issued on February 24, 2003. The Notes issued in February 2003 generated net proceeds of $297.5 million, mature on March 1, 2013 and provide for semi-annual interest payments beginning on September 1, 2003.

     The Notes outstanding at June 30, 2003 are subordinated to ProLogis’ secured debt to the extent of the value of the assets pledged to secure this debt and to ProLogis’ $500.0 million revolving lines of credit in North America to the extent of the value of assets pledged to secure this debt, if any. The Notes are effectively subordinated to all debt and other liabilities of certain of ProLogis’ consolidated subsidiaries, including ProLogis’ revolving lines of credit in Europe and Japan. The Notes are redeemable at any time at ProLogis’ option. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the $160.0 million of Notes issued on November 20, 1997, note purchase agreements. Under the terms of the indenture agreement and the note purchase agreements, ProLogis must meet certain financial covenants. ProLogis was in compliance with all such covenants as of June 30, 2003.

Secured Debt

     In March 2003, ProLogis, through one of its majority-owned and controlled partnerships, entered into two secured debt agreements with Allstate Life Insurance Company. The principal amounts of the debt, $31.0 million on a combined basis, are due in March 2013 and interest at an annual rate of 5.56% is due monthly. The debt agreements are secured by operating properties located in the San Francisco (East Bay) market. The proceeds from these debt agreements were used to repay other secured debt issues.

Short-term Borrowing Arrangements

     In May 2003, ProLogis entered into a short-term borrowing agreement providing for borrowings of up to 800.0 million yen (the currency equivalent of approximately $6.7 million as of June 30, 2003) with Sumitomo Mitsui Banking Corporation (“Sumitomo Mitsui”). Borrowings under the agreement bear interest at the Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin that ranges from 0.75% to 1.90%. At June 30, 2003, 495.0 million yen (the currency equivalent of approximately $4.1 million) was outstanding under the agreement, at an average interest rate of 1.06%. The term of the credit agreement was six months or until the date that ProLogis entered into a new credit agreement in Japan, which was August 5, 2003.

     In June 2003, ProLogis extended the maturity of its $60.0 million multi-currency (U.S. dollar, euro, pound sterling or yen) discretionary line of credit from June 6, 2003 to November 8, 2003 to coincide with the maturity date of its $100.0 million multi-currency revolving line of credit that matures on November 7, 2003. Bank of America N.A. acts as administrative agent for both facilities.

     In July 2003, ProLogis renewed its 25.0 million pound sterling (the currency equivalent of approximately $40.6 million as of July 28, 2003) revolving line of credit with the Royal Bank of Scotland through July 31, 2004 under the substantially the same terms.

     On August 5, 2003, ProLogis entered into a credit agreement with a syndicate of 13 banks with Sumitomo Mitsui acting as agent for the syndicate of banks. The new credit agreement provides for a 40.0 billion yen (the currency equivalent of approximately $332.1 million as of August 5, 2003) revolving line of credit, replacing ProLogis’ existing 24.5 billion yen revolving line of credit. Borrowings under the new revolving line of credit, which matures on August 5, 2006, will bear interest at TIBOR plus 0.90%. The credit agreement can be extended for one year at ProLogis’ option and ProLogis pays an unused commitment fee of 0.25% per annum. After closing on the new credit agreement, amounts outstanding under ProLogis’ short-term borrowing agreement with Sumitomo Mitsui were repaid with borrowings under the new revolving line of credit and the short-term borrowing agreement was terminated.

     On August 8, 2003, ProLogis entered into a credit agreement with a syndicate of 23 banks with ABN AMRO Bank N.V. and Banc of America Securities Limited as mandated lead arrangers and SG Corporate & Investment Banking as lead arranger. The new credit agreement provides for a 450.0 million euro (the currency equivalent of approximately $509.7 million as of August 8, 2003) revolving line of credit, replacing ProLogis’ existing 325.0 million euro revolving line of credit. Borrowings under the new revolving line of credit, which may also be denominated in pound sterling, U.S. dollars and yen, will bear interest at the appropriate Interbank Offered Rate for the currency borrowed plus 0.80%. The credit agreement matures on August 8, 2006 and ProLogis pays an unused commitment fee of 0.32% per annum.

Long-Term Debt Maturities

     The approximate principal payments on ProLogis’ Notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding at June 30, 2003 that are due during the remainder of 2003, during the other years in the five-year period ending December 31, 2007 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2003	$128,628
2004	314,956
2005	109,600
2006	320,165
2007	331,777
2008 and thereafter	1,218,997

Total principal due	2,424,123
Less: Original issue discount	(2,175)

Total carrying value	$2,421,948

Interest Expense

     Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gross interest expense(1)(2)	$47,241	$43,894	$93,317	$88,725
Premium or discount recognized	95	79	181	158
Amortization of deferred loan costs	1,297	1,125	2,924	2,534

	48,633	45,098	96,422	91,417
Less: capitalized amounts	9,100	4,897	19,635	10,386

Net interest expense	$39,533	$40,201	$76,787	$81,031

(1)	Includes the stated interest on the debt instrument plus applicable fees.

(2)	Interest paid in cash for the three months ended June 30, 2003 and 2002 was $49.0 million and $50.4 million, respectively, and $89.4 million and $89.9 million for the six months ended June 30, 2003 and 2002, respectively.

5. Shareholders’ Equity:

Common Shares

     ProLogis had 179,265,590 and 178,145,614 common shares of beneficial interest, par value $0.01 per share (“Common Shares”) outstanding at June 30, 2003 and December 31, 2002, respectively.

     ProLogis’ holders of Common Shares may acquire additional Common Shares by automatically reinvesting distributions under the 1999 Dividend Reinvestment and Share Purchase Plan (the “1999 Common Share Plan”). Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive distributions as declared. The 1999 Common Share Plan also allows both holders of Common Shares and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1999 Common Share Plan at a price ranging from 98% to 100% of the market price of such Common Shares. Under the 1999 Common Share Plan, ProLogis generated net proceeds of $15.2 million from the issuance of 606,000 Common Shares during the six months ended June 30, 2003.

     ProLogis has a Common Share repurchase program under which it may repurchase up to $215.0 million of its Common Shares. Common Share repurchases have been and, to the extent they continue, will occur in the open market and through privately negotiated transactions, depending on market prices and other conditions. Common Share repurchases since the program’s inception in January 2001 and through June 30, 2003 are as follows (amounts in thousands of U.S. dollars as applicable):

	Number of	Total
	Shares	Cost(1)

2001	778,400	$15,992
2002(2)	4,404,800	105,158
Through June 30, 2003	387,900	9,771

Totals	5,571,100	$130,921

(1)	Includes fees and commissions paid.

(2)	Includes 393,600 Common Shares that were repurchased from employees to retire $9.7 million of outstanding employee share purchase notes originally issued in 1997.

     ProLogis’ employees participate in a long-term incentive plan (the “Incentive Plan”). Compensation under the Incentive Plan is generally in the form of Common Shares. Under the Incentive Plan, a total of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) can be awarded and 8,494,000 Common Shares are available for future awards as of June 30, 2003. ProLogis generated net proceeds of $13.0 million from the issuance of 888,000 Common Shares (including Common Shares issued as dividend equivalent units and performance share awards) under the Incentive Plan during the six months ended June 30, 2003. Also, during the six months ended June 30, 2003, certain employees who earned performance share awards under the Incentive Plan received cash payments aggregating $4.0 million in lieu of receiving Common Shares.

     In May 2001, ProLogis’ shareholders approved the establishment of the ProLogis Employee Share Purchase Plan (the “Employee Share Plan”). Under the terms of the Employee Share Plan, employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. Subject to certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. During the six months ended June 30, 2003, 14,000 Common Shares were purchased under the Employee Share Plan generating net proceeds to ProLogis of $0.3 million.

Preferred Shares

     On May 30, 2003, ProLogis called for the redemption of its outstanding Series E cumulative redeemable preferred shares (“Series

E Preferred Shares”) at the price of $25.00 per share, plus $0.3685 in accrued and unpaid dividends, for an aggregate redemption price of $25.3685 per Series E Preferred Share. All 2,000,000 outstanding Series E Preferred Shares were redeemed on July 1, 2003 at a total cost of $50.7 million.

Shelf Registration

     At June 30, 2003, ProLogis had a shelf registration statement on file with the SEC that allows ProLogis to issue $1.0 billion of securities in the United States subject to its ability to affect an offering on satisfactory terms. The securities can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. ProLogis increased its shelf-registered securities by $692.0 million in May 2003.

Significant Shareholder

     On July 21, 2003, Security Capital, an indirect wholly owned subsidiary of GE Capital, divested all of its holdings of Common Shares. Security Capital was previously ProLogis’ largest shareholder through its ownership of 8.8% of ProLogis’ outstanding Common Shares.

6. Distributions and Dividends:

Common Share Distributions

     In December 2002, the Board announced a projected increase in the annual distribution level for 2003 from $1.42 to $1.44 per Common Share. The payment of Common Share distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis. The Board declared a distribution of $0.36 per Common Share for each of the first and second quarters of 2003. These distributions were paid on February 28, 2003 and May 30, 2003, to holders of Common Shares on February 14, 2003 and May 16, 2003, respectively.

Preferred Share Dividends

     The annual dividend rates on ProLogis’ cumulative redeemable preferred shares are $4.27 per share (Series C), $1.98 per share (Series D) and $2.19 per share (Series E). The Series E preferred shares were redeemed on July 1, 2003 (see Note 5).

     On January 31, 2003 and April 30, 2003, ProLogis paid a quarterly dividend of $0.5469 per Series E Preferred Share. On March 31, 2003 and June 30, 2003, ProLogis paid quarterly dividends of $1.0675 per cumulative redeemable Series C preferred share and $0.495 per cumulative redeemable Series D preferred share.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

7. Earnings Per Common Share:

     A reconciliation of the denominator used to calculate basic net earnings attributable to Common Shares per share to the denominator used to calculate diluted net earnings attributable to Common Shares per share for the periods indicated (in thousands of U.S. dollars, except per share amounts) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings attributable to Common Shares	$47,481	$56,835	$86,186	$111,831
Minority interest share in earnings(1)	—	1,308	—	2,590

Adjusted net earnings attributable to Common Shares	$47,481	$58,143	$86,186	$114,421

Weighted average Common Shares outstanding - Basic	179,019	177,998	178,811	177,264
Weighted average convertible limited partnership units(1)	—	4,965	—	5,014

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Incremental weighted average effect of potentially dilutive instruments(2)	3,031	2,105	2,799	1,923

Adjusted weighted average Common Shares outstanding - Diluted	182,050	185,068	181,610	184,201

Net earnings attributable to Common Shares per share - Basic	$0.27	$0.32	$0.48	$0.63

Net earnings attributable to Common Shares per share - Diluted	$0.26	$0.31	$0.47	$0.62

(1)	For both the three and six months ended June 30, 2003, weighted average limited partnership units of 4,791,000 were not included in the calculation of diluted net earnings attributable to Common Shares per share as the effect, on an as-converted basis, was antidilutive.

(2)	Total weighted average potentially dilutive instruments outstanding were 10,535,000 and 10,354,000 for the three months ended June 30, 2003 and 2002, respectively, and 10,744,000 and 10,509,000 for the six months ended June 30, 2003 and 2002, respectively. Of the total weighted average potentially dilutive instruments, 15,800 and 1,708,000 were antidilutive for the three months ended June 30, 2003 and 2002, respectively and 7,900 and 1,717,000 were antidilutive for the six months ended June 30, 2003 and 2002, respectively.

8. Business Segments:

     Through December 31, 2002, ProLogis’ investments in companies that operated temperature-controlled distribution and storage networks met the criteria under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, to be presented as a reportable business segment. Beginning in 2003, this operating segment no longer meets the requirements to be separately reported. Consequently, the temperature-controlled distribution operating segment is no longer separately presented and amounts for periods previously presented have been reclassified.

     ProLogis’ two reportable business segments as of June 30, 2003 are:

•	Property operations - Representing the long-term ownership, management and leasing of distribution properties in the United States, Mexico, Europe and Japan (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager). Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

•	CDFS business - Representing the development, acquisition and rehabilitation and/or the acquisition and repositioning of distribution properties by ProLogis and Kingspark S.A. (which is consolidated in ProLogis’ financial statements as of July 1, 2002) in the United States, Mexico, Europe and Japan with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager, or to sell the developed properties to third parties. Additionally, ProLogis and Kingspark S.A. earn fees for development activities on behalf of customers or third parties and realize profits from the sale of land parcels when their development plans no longer include the land parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. The assets of the CDFS business segment include all of ProLogis’ properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to a property fund or sold to a third party and the period between the acquisition of a property that is being rehabilitated and/or repositioned and the date the property is contributed to a property fund, the property and its associated rental income and rental expenses are included in the property operations segment. Inclusion of these properties in the property operations segment during this period is based on the primary activity associated with the property during that period, which is leasing. Upon contribution or sale, the resulting gain or loss is included in the CDFS business segment’s income.

     For each of ProLogis’ two reportable business segments, reconciliations are presented below for: (i) income from external customers to ProLogis’ total income; (ii) earnings from operations from external customers to ProLogis’ earnings from operations; and (iii) assets to ProLogis’ total assets. The earnings from operations of the property operations segment consists of rental income and net rental expenses as well as amounts recognized under the equity method from ProLogis’ investments in the property funds. The earnings from operations of the CDFS business segment consists of ProLogis’ “Other real estate income”, the amounts recognized under the equity method from its investments in CDFS business entities and land holding costs and pursuit costs written off related to CDFS business segment activities that are presented as “Other expenses.” All other items included in earnings from operations in ProLogis’ Consolidated Statements of Earnings and Comprehensive Income are reflected as reconciling items. ProLogis’ chief operating decision makers rely primarily on earnings from operations and similar measures to make decisions about allocating resources and assessing segment performance. The following reconciliations are presented in thousands of U.S. dollars:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income:
Property operations:
United States(1)(2)	$118,098	$116,557	$234,988	$231,167
Mexico(2)	3,517	4,927	9,790	10,445
Europe(1)(3)	12,168	5,492	14,624	12,549
Japan(1)	455	—	688	—

Total property operations segment	134,238	126,976	260,090	254,161

CDFS business:
United States(4)	12,863	11,270	38,642	29,633
Mexico(5)	—	7,301	—	10,857
Europe(6)(7)	13,814	26,371	19,387	40,350
Japan(8)	3,493	413	3,493	413

Total CDFS business segment	30,170	45,355	61,522	81,253

Reconciling items:
Income from other unconsolidated investees(9)	4,372	1,397	6,742	10,004
Interest and other income	607	805	976	1,375

Total reconciling items	4,979	2,202	7,718	11,379

Total income	$169,387	$174,533	$329,330	$346,793

Net operating income:
Property operations:
United States(1)(2)	$109,104	$109,251	$216,113	$215,084
Mexico(2)	3,421	3,491	9,823	10,177
Europe(1)(3)	11,498	5,458	13,582	12,383
Japan(1)	449	—	682	—

Total property operations segment	124,472	118,200	240,200	237,644

CDFS business:
United States(4)	11,953	10,477	36,953	28,032
Mexico(5)	(10)	7,295	(10)	10,849
Europe(6)(7)	13,813	26,146	19,387	40,114
Japan(8)	3,493	413	3,493	413

Total CDFS business segment	29,249	44,331	59,823	79,408

Reconciling items:
Income from other unconsolidated investees(9)	4,372	1,397	6,742	10,004
Interest and other income	607	805	976	1,375
General and administrative expense	(14,363)	(13,501)	(30,239)	(26,428)
Depreciation and amortization expenses	(40,717)	(35,945)	(82,235)	(72,176)
Interest expense	(39,533)	(40,201)	(76,787)	(81,031)

Total reconciling items	(89,634)	(87,445)	(181,543)	(168,256)

Earnings from operations	$64,087	$75,086	$118,480	$148,796

	June 30,	December 31,
	2003	2002

Assets:
Property operations:
United States(2)(10)(11)	$3,740,431	$3,740,050
Mexico(2)(12)	110,220	94,602
Europe(10)(13)	804,383	723,670
Japan(10)	10,017	3,396

Total property operations segment	4,665,051	4,561,718

CDFS business:
United States	195,127	260,692
Mexico	33,963	29,865
Europe(10)	590,216	567,140
Japan	188,843	123,650

Total CDFS business segment	1,008,149	981,347

Reconciling items:
Investments in other unconsolidated investees(10)	202,951	182,769
Cash and cash equivalents	173,438	110,809
Accounts receivable	6,713	12,864
Other assets	73,322	74,018

Total reconciling items	456,424	380,460

Total assets	$6,129,624	$5,923,525

(1)	Amounts include the operations of ProLogis that are reported on a consolidated basis and the amounts recognized under the equity method from ProLogis’ investment in the property funds. See Note 3.

(2)	Although certain properties owned by ProLogis North American Properties Fund V are located in Mexico (13 properties as of June 30, 2003 and December 31, 2002), ProLogis classifies its entire investment and the associated income recognized under the equity method from its investment in this property fund as part of its United States income, earnings from operations and assets of the property operations segment.

(3)	Amounts recognized under the equity method include net foreign currency exchange gains of $1.6 million and net foreign currency losses $7.8 million for the three and six months ended June 30, 2003, respectively, and net foreign currency exchange losses of $2.9 million and $2.7 million for the three and six months ended June 30, 2002, respectively. See Note 3.

(4)	Includes net gains recognized by ProLogis related to the contribution of properties to property funds of $10.8 million and $34.8 million for the three and six months ended June 30, 2003, respectively, and $11.6 million and $28.7 million for the three and six months ended June 30, 2002, respectively. See Note 3.

(5)	Includes net gains recognized by ProLogis related to the contribution of properties to ProLogis North American Properties Fund V of $7.3 million and $10.7 million for the three and six months ended June 30, 2002, respectively. See Note 3.

(6)	Includes amounts recognized under the equity method related to ProLogis’ investments in Kingspark S.A. and Kingspark LLC of $20.0 million and $29.5 million for the three and six months ended June 30, 2002, respectively, including $5.6 million and $4.5 million of net foreign currency exchange gains for the three and six months in 2002, respectively. See Notes 1 and 3.

(7)	Includes net gains recognized by ProLogis (including amounts earned by Kingspark S.A. after June 30, 2002) related to the contribution of properties to ProLogis European Properties Fund of $13.5 million and $18.3 million for the three and six months ended June 30, 2003, respectively, and $6.4 million and $10.8 million of for the three and six months ended June 30, 2002, respectively. In addition, includes $8.8 million and $10.5 million of net gains recognized under the equity method related to the contribution of properties to ProLogis European Properties Fund by Kingspark S.A. for both the three and six months in 2002, respectively. See Notes 1 and 3.

(8)	Includes a net gain recognized by ProLogis related to the contribution of a property to ProLogis Japan Properties Fund of $3.5 million for both the three and six months in 2003.

(9)	Includes income recognized under the equity method from ProLogis’ investments in temperature-controlled distribution companies of $4.4 million and $6.7 million for the three and six months ended June 30, 2003, respectively, and $1.4 million and $12.1 million for the three and six months ended June 30, 2002, respectively,. See Note 3.

(10)	Amounts include investments in entities accounted for under the equity method. See Note 3.

(11)	Includes $358.0 million and $326.8 million of properties that originated in the CDFS business segment as of June 30, 2003 and December 31, 2002, respectively.

(12)	Includes $54.3 million and $45.3 million of properties that originated in the CDFS business segment as of June 30, 2003 and December 31, 2002, respectively.

(13)	Includes $376.5 million and $290.9 million of properties that originated in the CDFS business segment as of June 30, 2003 and December 31, 2002, respectively.

9. Supplemental Cash Flow Information:

     Non-cash investing and financing activities for the six months ended June 30, 2003 and 2002 were as follows:

•	ProLogis received ownership interests of $32.4 million and $34.4 million in property funds as a result of the contribution of properties during the six months ended June 30, 2003 and 2002, respectively.

•	Net foreign currency translation adjustments of $98.6 million and $52.5 million were recognized during the six months ended June 30, 2003 and 2002, respectively.

•	During the six months ended June 30, 2003 and 2002, ProLogis capitalized $2.1 million and $1.9 million, respectively, of its total share-based compensation cost to the investment basis of its real estate assets.

•	ProLogis received $69.7 million of the proceeds from the contribution of properties to ProLogis North American Properties Fund V in the form of a note receivable in March 2003. The note was repaid prior to June 30, 2003.

10. Related Party Transactions:

     During the six months ended June 30, 2002, ProLogis paid a fee of $4.1 million to an affiliate of GE Capital related to capital raised in ProLogis North American Properties Fund V. On July 21, 2003, GE Capital divested all of its holdings of Common Shares. See Notes 3 and 5.

     During the six months ended June 30, 2003, ProLogis paid a fee of $0.9 million to an affiliate of Macquarie Bank related to capital raised in ProLogis European Properties Fund. Macquarie Bank has an ownership interest in the manager of the ProLogis-Macquarie Fund. See Note 3.

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Trustees and Shareholders
ProLogis:

We have reviewed the accompanying consolidated condensed balance sheet of ProLogis and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of earnings and comprehensive income for the three and six month periods ended June 30, 2003 and 2002 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2003 and 2002. These consolidated condensed financial statements are the responsibility of ProLogis’ management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2003, except as to paragraph 6 of note 5, and paragraph 11 of note 7, which are as of February 24, 2003, and as to paragraph 2 of note 8, which is as of February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

San Diego, California
July 21, 2003, except as to
paragraphs 4, 6, 7 and 8 of
note 4, which are as of
August 8, 2003

ITEM 2. Managements’ Discussion and analysis of Financial Condition and Liquidity

     The following discussion should be read in conjunction with ProLogis’ Consolidated Condensed Financial Statements and the related notes included in Item 1 of this report and ProLogis’ 2002 Annual Report on Form 10-K.

     Some statements contained in this discussion are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management’s beliefs and assumptions made by management, they involve uncertainties that could significantly impact ProLogis’ financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements include, but are not limited to, the discussions concerning ProLogis’ expectations with respect to economic conditions and geopolitical concerns and uncertainties in the geographic markets in which it operates, its ability to raise private capital and generate income in the CDFS business segment (including the discussions with respect to ProLogis’ expectations as to the availability of capital in ProLogis European Properties Fund and ProLogis North American Properties Fund V such that these property funds will be able to acquire ProLogis’ stabilized developed properties that are expected to be available for contribution during 2003) and its plans for its investments in the temperature-controlled distribution operations segment. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors that may affect outcomes and results include: (i) changes in general economic conditions in ProLogis’ markets that could adversely affect demand for ProLogis’ properties and the creditworthiness of ProLogis’ customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis’ cost of capital, its ability to meet its financial needs and obligations and its results of operations; (iii) increased or unanticipated competition for distribution properties in ProLogis’ markets; (iv) the availability of private capital to ProLogis to acquire its CDFS assets; (v) geopolitical concerns and uncertainties; and (vi) those additional factors discussed in ProLogis’ 2002 Annual Report on Form 10-K.

Results of Operations

Six Months Ended June 30, 2003 and 2002

     ProLogis’ net earnings attributable to Common Shares were $86.2 million and $111.8 million for the six months ended June 30, 2003 and 2002, respectively. Diluted net earnings attributable to Common Shares were $0.47 per share and $0.62 per share for the six months ended June 30, 2003 and 2002, respectively.

     ProLogis has two reportable business segments. The property operations segment generated earnings from operations of $240.2 million for the six months in 2003 and $237.6 million for the six months in 2002, an increase of $2.6 million in 2003 from the same six-month period in 2002. The CDFS business segment generated earnings from operations of $59.8 million for the six months in 2003 and $79.4 million for the six months in 2002, a decrease of $19.6 million in 2003 from the same six-month period in 2002. In addition, income recognized from investments in other unconsolidated investees, primarily companies operating temperature controlled distribution and storage networks, was $6.7 million for the six months in 2003 and $10.0 million for the six months in 2002, a decrease of $3.3 million in 2003 from the same six-month period in 2002. See “—Property Operations”, “—CDFS Business” and “—Income from Unconsolidated Investees”.

Property Operations

     In addition to its directly owned operating properties, ProLogis’ property operations segment includes its investments in property funds that are presented under the equity method. See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. ProLogis owned or had ownership interests through its investments in the property funds in the following operating properties as of the dates indicated (square feet in thousands):

	June 30, 2003		December 31, 2002		June 30, 2002

		Square		Square		Square
	Number	Feet	Number	Feet	Number	Feet

Direct ownership(1)	1,234	129,588	1,230	127,956	1,186	120,304
Property Funds:
ProLogis California(2)	79	13,017	79	13,017	79	13,018
ProLogis North American Properties Fund I(3)	36	9,406	36	9,406	36	9,406
ProLogis North American Properties Fund II(4)	27	4,477	27	4,477	27	4,477
ProLogis North American Properties Fund III(4)	34	4,380	34	4,380	34	4,380
ProLogis North American Properties Fund IV(4)	17	3,475	17	3,475	17	3,475
ProLogis North American Properties Fund V(5)	81	18,248	57	11,979	41	8,197
ProLogis European Properties Fund(6)	205	41,103	193	35,700	164	29,107
ProLogis Japan Properties Fund(7)	2	517	1	199	—	—

Subtotal property funds	481	94,623	444	82,633	398	72,060

Totals	1,715	224,211	1,674	210,589	1,584	192,364

(1)	Includes operating properties directly owned by ProLogis as of the dates indicated. Includes the operating properties that ProLogis intends to hold for long-term investment, as well as the operating properties that ProLogis developed in the CDFS business segment that it intends to contribute to a property fund or sell to a third party but that have not yet been contributed or sold and properties that ProLogis acquired in the CDFS business segment that it intends to contribute to a property fund, including properties that are being or have been rehabilitated and/or repositioned, but that have not yet been contributed. Consequently, the size of this portfolio will fluctuate from period to period. Also, ProLogis may, as necessary, contribute operating properties originally intended for long-term investment to a property fund in order to meet the leasing, geographic and volume requirements of a property fund’s third party investors. The increase in the number and square feet of properties directly owned at June 30, 2003 from December 31, 2002 and from June 30, 2002 is primarily due to weak economic conditions, primarily in the United States but also in certain western European countries, and to geopolitical concerns and related uncertainties, primarily in Europe. Due to these factors, leasing activity began to slow in 2002 in both the United States and Europe. The slowing in customers’ leasing decisions has delayed certain of ProLogis’ contributions to property funds since the properties that are contributed to property funds generally must meet certain leasing criteria.

(2)	ProLogis had a 50% ownership interest in the property fund as of each date.

(3)	ProLogis had a 41.3% ownership interest in the property fund as of each date.

(4)	ProLogis had a 20% ownership interest in the property fund as of each date.

(5)	ProLogis had a 14.1% ownership interest in ProLogis North American Properties Fund V at June 30, 2003. ProLogis’ ownership interest in this property fund has been between 14.1% and 16.9% since it began operations on March 28, 2002. The 40 operating properties acquired by this property fund since June 30, 2002 were all contributed by ProLogis.

(6)	ProLogis’ ownership interest in ProLogis European Properties Fund was 30.3%, 29.6% and 31.7% at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. From June 30, 2002 to June 30, 2003, ProLogis European Properties Fund acquired 15 properties from third parties, in addition to the properties that were contributed by ProLogis. Also, ProLogis European Properties Fund disposed of one property during that twelve-month period.

(7)	ProLogis has had a 20% ownership interest in ProLogis Japan Properties Fund since it began operations on September 24, 2002. Both properties owned by this property fund were contributed by ProLogis.

     The earnings from operations of ProLogis’ property operations segment consists of: (i) rental income and net rental expenses from the operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; (iii) fees and other income earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services; and (iv) interest earned on advances to the property funds, if any. See Note 8 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     The amounts recognized under the equity method represent ProLogis’ share of the net earnings of each property fund based on its ownership interest in the property fund and include the following income and expense items, in addition to rental income and net rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) net foreign currency exchange gains or losses, with respect to ProLogis European Properties Fund. ProLogis’ earnings from operations from the property operations segment for the periods indicated are presented below (in thousands of U.S. dollars). See Note 8 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Six Months Ended
	June 30,

	2003	2002

Properties directly owned by ProLogis:
Rental income(1)	$227,347	$224,054
Rental expenses, net of recoveries(2)	19,890	16,517

Net operating income	207,457	207,537

Property funds:
Income from ProLogis California	7,285	7,361
Income from ProLogis North American Properties Fund I	2,937	2,852
Income from ProLogis North American Properties Fund II	1,243	1,714
Income from ProLogis North American Properties Fund III	1,461	1,547
Income from ProLogis North American Properties Fund IV	837	1,023
Income from ProLogis North American Properties Fund V(3)	6,410	3,711
Income from ProLogis European Properties Fund(4)	12,051	11,899
Income from ProLogis Japan Properties Fund(5)	519	—

Subtotal property funds	32,743	30,107

Total property operations segment	$240,200	$237,644

(1)	The number and composition of operating properties in the directly owned portfolio throughout the periods presented impact rental income for each period. Rental income for the six months in 2003 includes $4.2 million of net termination and renegotiation fees as compared to $5.6 million of such fees recognized for the same period in 2002. ProLogis cannot predict the levels of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing the vacant space associated with the lease terminations in a timely manner. Rental income, excluding net termination and renegotiation fees, increased by $4.7 million in the first six months of 2003 as compared to the same period in 2002.

(2)	The number and composition of operating properties in the directly owned portfolio throughout the periods presented impact rental expenses for each period. However, the increase in net rental expenses for the six months in 2003 is primarily due to the lower occupancy levels experienced during the period in 2003 as compared to the same period in 2002. Lower occupancy levels result in certain fixed costs being incurred directly by ProLogis, as there may not be customers occupying the properties to which the expenses relate. Additionally, ProLogis will absorb a higher percentage of common area costs when occupancy levels are lower, because there are fewer customers available from whom these costs can be recovered. Accordingly, rental expenses, before recoveries, were 31.6% of rental income for the six months in 2003 as compared to 28.2% of rental income for the same period in 2002. Total rental expense recoveries were 72.3% and 73.9% of total rental expenses for the six months in 2003 and 2002, respectively.

(3)	ProLogis North American Properties Fund V began operations on March 28, 2002.

(4)	Amounts presented include net foreign currency exchange losses of $7.8 million and $2.7 million for the six months ended June 30, 2003 and 2002, respectively. Excluding these net foreign currency exchange losses, ProLogis’ proportionate share of the earnings of ProLogis European Properties Fund is $19.9 million and $14.6 million for the six months in 2003 and 2002, respectively. The increase in the income recognized by ProLogis from its ownership in this property fund, excluding foreign currency exchange losses for the six months in 2003, is primarily the result of the additional properties owned by the property fund during this period as compared to the six months in 2002. Additionally, the foreign currency exchange average rate at which ProLogis translates the net earnings of the ProLogis European Properties Fund to U.S. dollars was greater during the six months in 2003 than during the same six-month period in 2002, resulting in a higher translated net earnings on which ProLogis recognizes its proportionate share as income under the equity method.

(5)	ProLogis Japan Properties Fund began operations on September 24, 2002.

     The stabilized operating properties owned by ProLogis and the property funds were 91.4% leased and 90.5% occupied at June 30, 2003. ProLogis’ stabilized occupancy levels at June 30, 2003 have not changed significantly from the June 30, 2002 levels (91.0% leased and 90.3% occupied). However, the average stabilized physical occupancy level of the properties that were owned by ProLogis and the property funds as of June 30, 2003 for the six-month period ended June 30, 2003 was 88.9%, a 110 basis point decrease from the average stabilized occupancy level of 90.0% for the properties that were owned by ProLogis and the property funds as of June 30, 2002 for the six-month period ended June 30, 2002. ProLogis defines its stabilized properties as those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions, or development and marketing programs in the case of newly developed properties, have been in effect for a sufficient period of time, generally 12 months, to achieve stabilized occupancy, typically 93%.

     ProLogis believes that the stabilized occupancy levels it is experiencing in the United States in 2003 are primarily the result of weak economic conditions that have resulted in a slowing of customer leasing decisions and a slowing in the absorption of new distribution properties in many of ProLogis’ United States markets. ProLogis does not expect market conditions affected by the United States economy to change significantly during the remainder of 2003. While there have been some positive trends in occupancy levels in certain markets since late 2002, ProLogis believes that occupancies will not increase significantly during the remainder of 2003 and that further declines in occupancies in the United States, if any, will not be significant.

     ProLogis continues to believe that shifts in distribution patterns of its customers in Europe and their needs to reduce their distribution costs have been, and will continue to be, the key drivers of leasing decisions in its European markets. However, ProLogis also believes that current geopolitical concerns and related uncertainties, along with weaknesses in the economies of certain western European countries, have led to a slowing in its customers’ decision-making processes concerning changes in their distribution networks in Europe. ProLogis cannot predict the effect that these situations will have on its ability to lease currently vacant space or re-lease space that is subject to expiring leases in the remainder of 2003. Should ProLogis European Properties Fund experience significant occupancy declines, ProLogis would recognize less income from its investment in ProLogis European Properties Fund.

     ProLogis’ two operating properties in Japan, both owned by ProLogis Japan Properties Fund, are fully leased.

     The average decrease in rental rates for both new and renewed leases on previously leased space (20.0 million square feet) for all properties including those owned by the property funds during the first six months of 2003 was 2.7% as compared to an average increase in rental rates of 5.0% for the same six-month period in 2002. ProLogis believes that the lower rental rate growth experienced in 2003 as compared to 2002 is due to slower leasing activity, as noted above, which has resulted in decreases in market rental rates.

     The “same store” portfolio of operating properties, properties owned by ProLogis and the property funds that were in operation throughout both six-month periods in 2003 and 2002, aggregated 180.6 million square feet, including properties owned directly by ProLogis and properties owned by the property funds. ProLogis views the operating results of the “same store” portfolio as a key component in evaluating the performance of its properties, its management personnel and its individual markets because this population is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. Rental income, excluding termination and renegotiation fees, less net rental expenses generated by the same store portfolio increased by 0.93% for the six months in 2003 from the same period in 2002. The percentage change presented is the weighted average of the measure computed separately for ProLogis and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.

     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination fees recognized for each period. Net termination fees excluded from rental income were $1.4 million for direct owned properties and $0.9 million for properties owned by the property funds for the six months ended June 30, 2003 and $3.7 million for direct owned properties and $3.7 million for properties owned by the property funds for the six months ended June 30, 2002. Net termination fees represent the gross fee negotiated at the time a customer is allowed to terminate its lease agreement offset by that customer’s rent leveling asset or liability that has been previously recognized under GAAP, if any. Removing the net termination fees for the same store calculation allows ProLogis’ management to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Customer terminations are negotiated under specific circumstances and are not subject to specific provisions or rights allowed under the lease agreements.

     Net rental expenses as presented under GAAP represents property operating expenses offset by the amount of such expenses that have been recovered from customers under provisions of their lease agreements. In computing the percentage change in net rental expenses, the net rental expenses applicable to the properties in the same store portfolio includes property management expenses for ProLogis’ direct owned properties based on the property management fee that has been computed as provided in the individual agreements under which ProLogis’ wholly owned management company provides property management services to each property (generally the fee is based on a percentage of revenues). On consolidation, the net profit or loss of the management company is recognized as part of ProLogis’ net rental expenses reported under GAAP.

CDFS Business

     Earnings from operations from ProLogis’ CDFS business segment consists primarily of: (i) the gains and losses from the contribution and sale of developed properties and from the contribution of properties that were acquired with the intent to contribute the properties to a property fund, including properties that have been rehabilitated and/or repositioned; (ii) gains and losses from the disposition of land parcels; (iii) development management fees earned by ProLogis for services provided to third parties; and (iv) income recognized under the equity method from ProLogis’ investments in Kingspark S.A. and Kingspark LLC for the six months in 2002. Under the equity method, ProLogis recognized over 99% of the net earnings of Kingspark S.A. during the period from January 5, 2001 to June 30, 2002. The income recognized under the equity method includes (in addition to rental income and net rental expenses): (i) interest income and interest expense (net of capitalized amounts); (ii) general and administrative expenses (net of capitalized amounts); (iii) income taxes; and (iv) net foreign currency exchange gains or losses. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Income from the CDFS business segment is dependent on ProLogis’ ability to develop and lease distribution properties that can be contributed to property funds or sold to third parties, generating profits to ProLogis, and ProLogis’ success in raising private capital through the formation of property funds or other sources. There can be no assurance that ProLogis will be able to maintain the current level of profits in this operating segment in future periods. ProLogis believes that the slowing in its customers’ decision-making processes that have been observed in recent periods is the result of weak economic conditions, primarily in the United States and certain western European countries, as well as the current geopolitical concerns and related uncertainties, primarily in Europe. ProLogis cannot predict the effect that these situations will continue to have on its ability to lease its completed development properties, or the length of time that such situations will continue to affect its leasing activities. If ProLogis is unable to timely lease its completed developments, it will be unable to contribute these properties to property funds or otherwise dispose of the properties and would be unable to recognize development profits in the anticipated accounting period.

     The CDFS business segment’s earnings from operations include the components presented below for the periods indicated (in thousands of U.S. dollars). See Note 8 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Six Months Ended June 30,		Pro Forma Six
			Months Ended
	2003	2002	June 30, 2002(1)

Net gains from dispositions of land parcels and contributions and sales of properties(2)	$60,326	$50,342	$65,182
Development management fees	443	1,362	6,879
Income from Kingspark S.A. and Kingspark LLC	—	29,531	—
Income from CDFS Joint Ventures(3)	602	—	367
Miscellaneous income	151	18	34
Other expenses (4)	(1,699)	(1,845)	(1,929)
Other (5)	—	—	8,875

Total CDFS business segment	$59,823	$79,408	$79,408

(1)	ProLogis recognized its proportionate share of the net earnings of Kingspark S.A. and Kingspark LLC under the equity method for the six months ended June 30, 2002. ProLogis acquired the voting ownership interests in these entities on July 1, 2002 and began reporting these investments on a consolidated basis as of that date. Prior to July 1, 2002, ProLogis’ ownership interests in these entities were all non-voting. The amounts presented on a pro forma basis reflect the individual components of the CDFS business segment’s earnings from operations as if ProLogis had presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the six months ended June 30, 2002. This pro forma presentation is provided to allow for comparability between periods. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(2)	Represents the net gains from the dispositions of land parcels and contributions and sales of properties as follows:

•	2003: 142 acres; 9.6 million square feet; $539.0 million of proceeds;

•	2002: 12 acres; 8.3 million square feet; $390.1 million of proceeds; and

•	2002 (on a pro forma basis): 35 acres, 9.5 million square feet; $536.5 million of proceeds.

(3)	ProLogis, through Kingspark S.A., has investments in four CDFS Joint Ventures that develop properties in the United Kingdom. ProLogis’ ownership interest in each of the CDFS Joint Ventures was 50% at June 30, 2003. At June 30, 2003, one of the CDFS Joint Ventures owned 11 operating properties that the joint venture had previously developed. This joint venture’s total investment in these properties was $91.2 million at June 30, 2003. Collectively, the CDFS Joint Ventures also owned 141 acres of land with the capacity for developing approximately 1.5 million square feet of distribution properties at June 30, 2003. Also, at June 30, 2003, the CDFS Joint Ventures collectively controlled 555 acres of land, through contracts, options or letters of intent, with the capacity for developing approximately 8.1 million square feet of distribution properties. While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the CDFS Joint Ventures were not separately presented in ProLogis’ Consolidated Condensed Balance Sheet. See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(4)	Includes land holding costs of $1.3 million for both six month periods presented and on a pro forma basis in 2002 and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $0.4 million for the six months in 2003 and $0.5 million ($0.6 million on a proforma basis) for the six months in 2002.

(5)	The income recognized by ProLogis under the equity method from its investments in Kingspark S.A. and Kingspark LLC for the six months ended June 30, 2002 includes items that, when presented on a consolidated basis, would not be included in the CDFS business segment’s earnings from operations. Such items include:

•	Net rental income of $1.7 million;

•	General and administrative expenses of $1.6 million;

•	Deferred and current income tax expense of $2.6 million;

•	Gross interest expense of $0.9 million and additional capitalized interest of $7.9 million;

•	Net foreign currency exchange gains of $4.5 million; and

•	Net other miscellaneous expenses of $0.1 million.

     During the six months ended June 30, 2003, the properties contributed and sold from the CDFS business segment aggregated approximately the same square feet and generated approximately the same amount of proceeds as the properties contributed and sold from the CDFS business segment during the six months ended June 30, 2002 (including properties contributed and sold by Kingspark S.A. in both periods). However, these transactions generated $4.9 million less in net gains in 2003 than in 2002. ProLogis believes that the lower margins realized on transactions in 2003 are primarily due to weak economic conditions in the United States and in certain western European countries. For the six months ended June 30, 2003, ProLogis earned $6.4 million less in development fees than for the same period in 2002 (including fees earned by Kingspark S.A. in both periods). The decrease in development fees earned for the six months in 2003 as compared to the same period in 2002, on a proforma basis, is the result of weak economic conditions as well as ProLogis’ business decisions in 2003 concerning its use of personnel and other resources.

     ProLogis will continue to monitor leasing activity and general economic conditions in the United States as it pertains to its CDFS business segment operations with the expectation that an economic recovery in the United States could provide increased CDFS business opportunities to ProLogis.

     ProLogis believes that the demand for state-of-the-art distribution properties in Europe could continue to provide opportunities for ProLogis in the CDFS business segment; however, ProLogis will continue to monitor the impact of economic conditions and geopolitical concerns and related uncertainties that have been observed and that ProLogis believes could continue to negatively impact its ability to complete leases in Europe in a timely manner during the remainder of 2003. ProLogis believes its development activities will not be significantly affected by land entitlement constraints that currently exist in Europe because it has over 2,000 acres of land owned or controlled in Europe at June 30, 2003.

     ProLogis believes that demand for state-of-the-art distribution properties in Japan will provide opportunities for ProLogis in the CDFS business segment similar to the situations ProLogis has experienced in Europe. ProLogis has not observed similar economic trends or the geopolitical concerns and related uncertainties in Japan that are being experienced in Europe. ProLogis has completed two development projects in Japan since its first development activities began in Japan in 2001. Each of its completed projects were fully leased and were contributed to ProLogis Japan Properties Fund upon their completion in September 2002 and May 2003. ProLogis had four projects under development in Japan as of June 30, 2003. One of these development projects is fully leased and the remaining three projects, aggregating 2.5 million square feet, range from 17.8% to 69.2% leased. These four projects have expected completion dates ranging from September 2003 to September 2004. In Japan, the CDFS business opportunities available to ProLogis could be limited if ProLogis is unable to acquire adequate land parcels for development of projects.

Other Income and Expense Items

General and Administrative Expense

     General and administrative expense was $30.2 million for the six months in 2003 and $26.4 million for the six months in 2002. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the six months ended June 30, 2002, ProLogis would have recognized general and administrative expense of $28.0 million. General and administrative expense is generally a function of the various business initiatives being undertaken by ProLogis in a given period and can vary from period to period based on ProLogis’ business activities. Also, the average foreign currency exchange rate used to translate the general and administrative expenses recognized by ProLogis’ European subsidiaries to U.S. dollars prior to consolidation was higher for the first six months of 2003 as compared to the same period in 2002. For a discussion of the presentation of ProLogis’ investments in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

Depreciation and Amortization

     Depreciation and amortization expense was $82.2 million for the six months in 2003 and $72.2 million for the six months in 2002. The fluctuations in this expense between periods is primarily attributable to the number of distribution properties directly owned by ProLogis in each period. See “- Property Operations”. On January 1, 2002, ProLogis adopted SFAS No. 142 “Goodwill and Intangible Assets” and ceased recognizing amortization expense related to goodwill.

Interest Expense

     Interest expense is a function of the level of borrowings outstanding, the interest rates charged on borrowings and the amount of interest that can be capitalized. Generally, the amount of capitalized interest recognized is a function of the volume of ProLogis’ development activities during a period. Interest expense was $76.8 million for the six months in 2003 and $81.0 million for the six months in 2002. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the six months ended June 30, 2002, ProLogis would have recognized interest expense of $74.0 million. The increase in interest expense in 2003 as compared to the same period in 2002 on a proforma basis is due to higher average outstanding borrowings offset by higher levels of capitalized interest. Also, the average foreign currency exchange rate used to translate net interest expense of ProLogis’ European subsidiaries to U.S. dollars prior to consolidation was higher for the first six months of 2003 as compared to the same period in 2002.

     Gross interest expense incurred on borrowings outstanding during the period is offset by the amount of interest that can be capitalized based on ProLogis’ qualifying development expenditures. Capitalized interest was $19.6 million for the six months in 2003 and $10.4 million for the six months in 2002. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the six months ended June 30, 2002, ProLogis’ capitalized interest would have been $18.3 million. Capitalized interest levels are reflective of ProLogis’ cost of funds and the volume of development activities in each period. Also, the average foreign currency exchange rate used to translate the capitalized interest recognized by ProLogis’ European subsidiaries to U.S. dollars prior to consolidation was higher for the six months in 2003 as compared to the same period in 2002.

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

     Contributions and sales of long-term investment properties from the property operations segment during the six months ended June 30, 2003 and 2002 were as follows:

•	2003: 0.5 million square feet; $45.1 million of proceeds; net gain of $2.5 million (a gain of $3.2 million was recognized for the three months ended June 30, 2003 and a loss of $0.7 million was recognized for the three months ended March 31, 2003); and

•	2002: 1.7 million square feet; $53.5 million of proceeds; net gain of $4.6 million (a gain of $4.8 million was recognized for the three months ended June 30, 2003 and a loss of $0.2 million was recognized for the three months ended March 31, 2002).

     Included in the gains recognized during the three months ended June 30, 2003 is $1.1 million related to previous sales transactions. Adjustments to previously recognized gains or losses generally occur upon the settlement of contractual issues or due to changes in the original estimates of costs related to the previous transaction.

Income from Unconsolidated Investees

     ProLogis recognized income under the equity method of $6.7 million and $10.0 million for the six months ended June 30, 2003 and 2002, respectively, from its investments in unconsolidated investees that are not directly associated with one of its two reportable business segments.

     For the six months in 2003, the income from other unconsolidated investees recognized consisted of: (i) a loss of $5,000 from ProLogis’ investment in Insight (recognized in the first quarter); (ii) income of $57,000 from ProLogis’ investment in ProLogis Equipment Services LLC (recognized in the first quarter); and (iii) income of $6.7 million (income of $4.4 million recognized for the three months ended June 30, 2003) from ProLogis’ investments in Frigoscandia S.A., its temperature-controlled distribution investee operating in Europe, and CSI/Frigo LLC, a related company.

     For the six months in 2002, the income from other unconsolidated investees consisted of: (i) a loss of $2.1 million from ProLogis’ investment in GoProLogis (recognized in the first quarter); (ii) income of $4,000 from ProLogis’ investment in Insight (recognized in the first quarter); (iii) income of $3.6 million (a loss of $3.4 million recognized for the three months ended June 30, 2002) from ProLogis’ investments in Frigoscandia S.A. and CSI/Frigo LLC, a related company; and (iv) income of $8.5 million (income of $4.8 million recognized for the three months ended June 30, 2002) from ProLogis’ investments in ProLogis Logistics, its temperature-controlled distribution investee that operated in the United States, and CSI/Frigo LLC, a related company. The loss recognized by GoProLogis represented ProLogis’ share of GoProLogis’ impairment adjustment that reduced GoProLogis’ remaining investment in Vizional Technologies to zero.

     After March 31, 2002, significant portions of the operating assets of both Frigoscandia S.A. and ProLogis Logistics were sold which is the primary reason that ProLogis’ income from these investments decreased during the six months in 2003 from the amounts recognized for the same period in 2002. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

Foreign Currency Exchange Losses, Net

     ProLogis recognized net foreign currency exchange losses of $8.8 million and $6.9 million for the six months ended June 30, 2003 and 2002, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the six months ended June 30, 2002, ProLogis would have recognized a net foreign currency exchange loss of $2.4 million for the period. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. ProLogis attempts to mitigate its foreign currency exchange exposure by borrowing from third parties in the functional currency of the borrowing entity. Certain of ProLogis’ intercompany borrowings are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is given to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee that has been structured as debt rather than equity due to tax considerations in the foreign country in which the subsidiary or investee operates. Additionally, ProLogis utilizes derivative financial instruments to manage certain of its foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to ProLogis’ projected net earnings from its European and Japanese operations, and recognizes the expense associated with these contracts in results of operations, generally the premium price associated with the contract upon settlement and interim period mark-to-market adjustments.

     Generally, the amount of foreign currency gains and losses that are recognized in results from operations are a function of movements in exchange rates, the levels of intercompany and third party debt outstanding, the nature of the intercompany debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are parties to the debt agreements. The net foreign currency exchange gains and losses recognized in ProLogis’ results of operations are presented in the following table for the periods indicated (in thousands of U.S. dollars):

	Six Months Ended
	June 30,

	2003	2002

Losses from remeasurement of third party and certain intercompany debt, net(1)	$(6,384)	$(4,256)
Gain (losses) from settlement of third party and certain intercompany debt, net(1)	(1,126)	82
Transaction gains, net	29	102
Derivative financial instruments – put option contacts(2):
Contracts expiring during the period	(1,398)	(881)
Mark-to-market gains (losses) on outstanding contracts, net	108	(2,078)
Gains realized at expiration of the contract, net	—	159

Totals	$(8,771)	$(6,872)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and the contract is marked-to-market by ProLogis as of the end of each subsequent accounting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and the proceeds received at expiration, if any, are recognized as a gain.

Income Taxes

     ProLogis is taxed as a REIT for federal income tax purposes and is not generally required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. However, several of ProLogis’ consolidated subsidiaries are taxable REIT subsidiaries and are subject to federal income taxes. ProLogis is also taxed in certain states and in the foreign countries in which it operates. Accordingly, ProLogis has recognized federal, state and foreign country income taxes in accordance with GAAP, as applicable.

     Current income tax expense recognized was $2.6 million and $3.5 million for the six months ended June 30, 2003 and 2002, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the six months ended June 30, 2002, current income tax expense would have been $6.1 million. ProLogis recognized deferred income tax expense of $5.5 million and $12.3 million for the six months ended June 30, 2003 and 2002, respectively. Deferred income tax expense would not have changed had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the six months ended June 30, 2002. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment and taxes incurred in foreign jurisdictions and in various states in which it operates (see “—CDFS Business”). The deferred income tax component of total income taxes is a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. The deferred income tax expense recognized in 2002 is primarily the result of the reversal of previously recognized deferred income tax benefits due to the utilization of net operating losses generated in previous years.

Three Months Ended June 30, 2003 and 2002

     The changes in net earnings attributable to Common Shares and its components for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 are similar to the changes for the six-month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed except as specifically discussed under “—Gains on Disposition of Real Estate, Net” and “—Income from Unconsolidated Investees”.

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

     ProLogis’ future investing activities are expected to consist primarily of: (i) the acquisition of land for future development; (ii) the development and acquisition of properties acquired for future contribution to property funds; and (iii) the acquisition of operating properties in key distribution markets for long-term investment in the property operations segment. On July 1, 2003, ProLogis redeemed its Series E Preferred Shares at a total cost of $50.7 million, including accrued dividends. Additionally, ProLogis has a Common Share repurchase program under which it may repurchase additional Common Shares. At August 11, 2003, ProLogis could repurchase an additional $84.1 million of Common Shares under this program. ProLogis expects to fund its future cash needs with:

•	cash generated by property operations;

•	the proceeds from the contribution of properties to property funds;

•	the proceeds from the sales of properties to third parties;

•	the proceeds from the disposition of the temperature-controlled distribution operating assets that have been classified as held for sale by Frigoscandia S.A.;

•	the proceeds from public debt or preferred equity offerings, depending on market conditions; and

•	the proceeds from the sale of Common Shares, including sales of Common Shares under ProLogis’ various Common Share plans.

For its short-term borrowing needs, ProLogis’ revolving lines of credit and short-term borrowing facilities are expected to provide adequate liquidity and financial flexibility to allow ProLogis to efficiently respond to market opportunities. Regular repayments of these short-term borrowings, primarily with the proceeds from property contributions and sales, and the proceeds from public debt or equity offerings that are expected to occur periodically during periods of favorable market conditions, allow ProLogis to maintain adequate liquidity. At August 11, 2003, ProLogis had $1.4 billion of total commitments under its revolving lines of credit and short-term borrowing facilities. ProLogis’ total outstanding borrowings were $490.6 million at August 11, 2003 resulting in additional short-term borrowing capacity available to ProLogis of approximately $932.5 million (after reducing the total commitments available by $22.7 million of letters of credit outstanding with the lending banks). See “—Borrowing Capacity and Debt Maturities.”

     As of August 11, 2003, ProLogis had $1.0 billion of shelf-registered securities in the United States that can be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis’ ability to effect an offering on satisfactory terms. ProLogis continues to evaluate the public debt and equity markets with the objective of reducing its short-term borrowings in favor of longer-term fixed-rate debt or preferred equity, when it is deemed appropriate.

     ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in certain European markets to ProLogis European Properties Fund through September 2019, subject to the property meeting certain criteria, including leasing criteria. In September 2002, ProLogis European Properties Fund drew down the remaining third party equity capital commitments on subscription agreements that expired on September 15, 2002. At June 30, 2003, ProLogis European Properties Fund had a 500.0 million euro revolving, multi-currency credit agreement. With its current borrowing capacity under its credit agreement, ProLogis European Properties Fund expects that it will be able to acquire the stabilized European development properties that ProLogis expects to be available for contribution in the third quarter of 2003. ProLogis European Properties Fund does expect that it will have capital available after September 2003 to continue to acquire properties from ProLogis; however, there can be no assurance that it will be able to obtain such additional capital.

     ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes during 2003 in North America (excluding properties in the Los Angeles/Orange County market that are subject to a right of first offer to ProLogis California) to ProLogis North American Properties Fund V through December 2003. The acquisition of these properties by ProLogis North American Properties Fund V is subject to the property meeting certain criteria, including leasing criteria, and the ability of ProLogis North American Properties Fund V to raise equity capital and to obtain debt financing. Under certain circumstances this right of first offer can be extended through December 2004. The majority owner in ProLogis North American Properties Fund V is a listed property trust in Australia. Currently, ProLogis North American Properties Fund V does not have sufficient capital available to acquire the stabilized properties that ProLogis expects to have available for contribution to ProLogis North American Properties Fund V in September 2003; however, it expects that it will have sufficient additional capital available to it prior to September 30, 2003 and will be able to acquire all of the properties that ProLogis expects to have available for contribution through that date. Further, ProLogis North American Properties Fund V also expects that it will have sufficient capital available to it to acquire the additional properties that ProLogis expects to have available for contribution in the fourth quarter of 2003. However, there can be no assurance that this property fund will be successful in its capital raising efforts.

     ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan to ProLogis Japan Properties Fund through June 2006. The acquisition of these properties by ProLogis Japan Properties Fund is subject to the property meeting certain criteria, including leasing criteria. ProLogis Japan Properties Fund has access to $276.8 million of third party equity capital (reduced to approximately $23.7 million after the acquisition of a 497,000 square foot operating property in July 2003) that has been committed by a real estate subsidiary of GIC through June 2006. This capital can also be used for the acquisition of properties from third parties in Japan. The development of properties in Japan by ProLogis is subject to ProLogis’ ability to acquire adequate land parcels for development and obtain leasing commitments. ProLogis had four projects under development at a total expected cost at completion of $349.5 million in the Tokyo and Osaka markets at June 30, 2003.

     There can be no assurance that the property funds will have sufficient capital available (either debt or equity capital) such that they will be able to acquire the properties that ProLogis expects to have available for contribution in the future. Should the property funds not have sufficient capital to acquire these properties, ProLogis is allowed to pursue opportunities with third parties. However, there can be no assurance that ProLogis can readily dispose of its development pipeline to third parties and ProLogis could experience delays in making sales to third parties. A delay in the contribution or sale of a property will result in a delay in the recognition of the expected development profits.

Cash Generated by Operating Activities

     Net cash provided by operating activities was $167.2 million for the six months ended June 30, 2003 and $157.0 million for the six months ended June 30, 2002. This decrease is primarily the result of operational items discussed in “ — Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on Common Shares for both six-month periods in 2003 and 2002.

Cash Investing and Cash Financing Activities

     For the six months ended June 30, 2003, ProLogis’ investing activities used net cash of $123.6 million. For the six months ended June 30, 2002, ProLogis’ investing activities provided net cash of $33.4 million. The primary difference in investing activities between periods was the level of real estate investments in 2003, which increased from $317.6 million for the six months in 2002 to $663.5 million for the six months in 2003. This increase was primarily due to a higher level of acquisition activities related to existing operating properties. These acquisitions have generally been made with the expectation that the properties will eventually be contributed to a property fund after being rehabilitated and/or repositioned. The funds available for these acquisitions during the six months in 2003 were generated from the contributions and sales of properties, primarily from the CDFS business segment, and the dispositions of temperature-controlled operating assets in late 2002. Net cash generated from contributions and sales of properties and land parcels was $551.7 million and $409.2 million for the six months ended June 30, 2003 and 2002, respectively. ProLogis’ unconsolidated investees generated net cash of $17.6 million for the six months ended June 30, 2003, but required a net cash investment of $24.6 million for the six months ended June 30, 2002. This change between periods is the result of the additional investments in ProLogis European Properties Fund aggregating $20.2 million that were made during the six months in 2002.

     For the six months ended June 30, 2003, ProLogis’ financing activities provided net cash of $19.1 million. For the six months ended June 30, 2002, ProLogis’ financing activities utilized net cash of $160.3 million. Excluding cash distributions on Common Shares, distributions to minority interest holders and preferred share dividends, ProLogis’ financing activities provided net cash of $170.0 million for the six months ended June 30, 2003. Proceeds from the sales of Common Shares, net of repurchases of Common Shares, were $14.7 million for the six months in 2003. Proceeds from the issuance of debt (senior unsecured debt and secured debt) was the primary source of cash and net repayments on ProLogis’ revolving lines of credit and short-term borrowings and principal payments on secured debt were the primary uses of cash for the six months in 2003. Excluding cash distributions on Common Shares, distributions to minority interest holders and preferred share dividends, ProLogis’ financing activities used net cash of $14.5 million for the six months ended June 30, 2002. Proceeds from the sales of Common Shares, net of repurchases of Common Shares, were $40.7 million for the six months in 2002. Principal payments on secured debt and net repayments on ProLogis’ revolving lines of credit and short-term borrowings were the primary uses of cash for the six months in 2002.

     Distributions paid to holders of Common Shares were $128.8 million and $125.8 million for the six months ended June 30, 2003 and 2002, respectively. Distributions to minority interest holders were $5.8 million and $3.7 million for the six months ended June 30, 2003 and 2002, respectively. Dividends paid on preferred shares were $16.4 million for both six-month periods.

Borrowing Capacity and Debt Maturities

     As of August 11, 2003, ProLogis had $1.4 billion of short-term borrowing commitments through six revolving lines of credit. Certain of ProLogis’ credit agreements were amended after June 30, 2003. See Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. These borrowings are available in four currencies and are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

					Weighted
	Commitments at		Outstanding Balances at		Average
					Interest
Facility	06/30/03	08/ 11 /03	06/30/03	08/11 /03	Rate(1)	Expiration

North America	$400.0	$400.0	$—	$—	—	11/08/05	(2)
North America(3)(4)	100.0	100.0	97.7	95.4	2.83%	11/07/03	(2)
North America(3)(5)	60.0	60.0	—	—	—	11/08/03
Europe(6)	380.2	508.3	200.0	216.3	2.75%	08/08/06	(7)
United Kingdom(8)	42.0	40.0	—	—	—	07/31/04	(9)
Japan(10)	6.7	—	4.1	—	1.06%	08/05/03
Japan(11)	203.8	337.5	167.3	178.9	1.06%	08/05/06	(2)(12)

	$1,192.7	$1,445.8	$469.1	$490.6	2.15%

(1)	Represents the weighted average interest rate on borrowings outstanding at June 30, 2003.

(2)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(3)	Borrowings can be denominated in U.S. dollar, euro, pound sterling or yen.

(4)	The borrowings outstanding at June 30, 2003 and August 11, 2003 represent the U.S. dollar equivalent of borrowings of 83.5 million euro and 84.5 million euro, respectively.

(5)	Commitments available to ProLogis at June 30, 2003 and August 11, 2003, have been reduced by letters of credit outstanding of $10.6 million and $11.8 million, respectively.

(6)	As of August 8, 2003, borrowings can be denominated in euro, pound sterling, U.S. dollars or yen. The total commitment in Europe was increased to 450.0 million euro from the previous commitment of 325.0 million euro on August 8, 2003. At June 30, 2003 and August 11, 2003, amounts outstanding represent the U.S. dollar equivalent of borrowings of 171.0 million euro and 191.5 million euro, respectively.

(7)	The new credit agreement that was entered into in Europe on August 8, 2003 extended the term of the borrowing arrangement.

(8)	Borrowings are denominated in pound sterling with a total commitment of 25.0 million pound sterling. Commitments available to ProLogis at June 30, 2003 and August 11, 2003, have been reduced by letters of credit outstanding of $10.6 million (the currency equivalent of 6.3 million pound sterling) and $10.9 million (the currency equivalent of 6.8 million pound sterling).

(9)	This borrowing arrangement was extended to July 31, 2004 prior to its expiration on July 31, 2003.

(10)	Borrowings are denominated in yen with a total commitment of 800.0 million yen. At June 30, 2003, amount outstanding represent the U.S. dollar equivalent of borrowings of 495.0 million yen. On August 5, 2003, borrowings under this short-term borrowing arrangement were repaid with borrowings under ProLogis’ yen-denominated revolving line of credit. The borrowing arrangement provided for a six-month term but also contained a provision that it would terminate on the date that ProLogis entered into a new credit agreement in Japan, which was August 5, 2003.

(11)	Borrowings are denominated in yen. The total commitment in Japan was increased to 40.0 billion yen from the previous commitment of 24.5 billion yen on August 5, 2003. At June 30, 2003 and August 11, 2003, amounts outstanding represent the U.S. dollar equivalent of borrowings of 20.1 billion yen and 21.2 billion yen, respectively.

(12)	The new credit agreement that was entered into in Japan on August 5, 2003 extended the term of the borrowing arrangement.

     The approximate principal payments on ProLogis’ Notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding at June 30, 2003 that are due during the remainder of 2003, during the other years in the five-year period ending December 31, 2007 and thereafter as follows (in thousands of U.S. dollars):

Remainder of 2003	$128,628
2004	314,956
2005	109,600
2006	320,165
2007	331,777
2008 and thereafter	1,218,997

Total principal due	2,424,123
Less: Original issue discount	(2,175)

Total carrying value	$2,421,948

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees

     ProLogis had investments in and advances to unconsolidated investees of $898.7 million at June 30, 2003. Summarized financial information for certain of these unconsolidated investees at June 30, 2003 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North
		American	American	American	American
	ProLogis	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV

Total assets	$585.6	$357.0	$229.4	$204.2	$141.6
Third party debt	$288.6 (1)	$232.6 (2)	$165.0 (3)	$150.3 (4)	$103.2 (5)
Amounts due to ProLogis	$0.2	$0.3	$0.1	$0.1	$0.1
Total liabilities	$294.9	$237.9	$169.4	$152.6	$104.8
Equity	$290.7	$119.1	$60.0	$51.6	$36.8
Revenues	$35.8	$22.9	$13.2	$12.4	$8.6
Net earnings	$10.3	$4.3	$1.3	$1.4	$1.0
ProLogis’ ownership at June 30, 2003	50%	41.3%	20%	20%	20%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	ProLogis
	North	ProLogis	ProLogis
	American	European	Japan
	Properties	Properties	Properties	Frigoscandia
	Fund V	Fund	Fund	S.A.

Total assets	$808.0	$3,243.3	$110.2	$288.8
Third party debt	$408.0 (6)	$1,389.4 (7)	$54.1 (8)	$0.2	(9)
Amounts due to ProLogis	$3.4	$10.0	$4.4	$333.2
Total liabilities	$437.4	$1,708.9	$79.4	$426.4
Equity	$370.6	$1,534.4	$30.8	$(137.6)
Revenues	$38.1	$111.4	$2.7	$96.0
Net earnings	$11.1	$0.7	$1.6	$(0.9)
ProLogis’ ownership at June 30, 2003	14.1%	30.3%	20%	95%	(10)

(1)	Third party debt of ProLogis California includes the following amounts:

•	$17.2 million due to a third party; due May 2005; none of which has been guaranteed by ProLogis;

•	$178.6 million due to a third party; due March 2009; none of which has been guaranteed by ProLogis; and

•	$92.8 million due to a third party; due August 2009; none of which has been guaranteed by ProLogis.

(2)	Third party debt of ProLogis North American Properties Fund I includes the following amounts:

•	$130.6 million due to a third party; due December 2010; none of which has been guaranteed by ProLogis and

•	$102.0 million due to a third party; due March 2011; none of which has been guaranteed by ProLogis.

(3)	Third party debt of ProLogis North American Properties Fund II of $165.0 million is due June 2007 and has not been guaranteed by ProLogis.

(4)	Third party debt of ProLogis North American Properties Fund III includes the following amounts:

•	$150.0 million due to a third party; due September 2007; none of which has been guaranteed by ProLogis and

•	$0.3 million (three assessment bond issues) of third party debt; due at various dates between June 2005 and March 2021; none of which have been guaranteed by ProLogis.

(5)	Third party debt of ProLogis North American Properties Fund IV includes the following amounts:

•	$103.0 million due to a third party; due January 2008; none of which has been guaranteed by ProLogis and

•	$0.2 million of other third party debt; due March 2021; none of which has been guaranteed by ProLogis.

(6)	Third party debt of ProLogis North American Properties Fund V includes the following amounts:

•	$69.0 million due to a third party; due September 2003; all of which has been guaranteed by ProLogis; ProLogis North American Properties Fund V has executed a rate lock letter and loan application with an institutional lender; proceeds from this new secured loan facility, if funded, are expected to be used to repay the borrowings due in September 2003; loan application does not require ProLogis to guarantee the debt;

•	$102.0 million due to a third party; due June 2008; none of which has been guaranteed by ProLogis;

•	$173.0 million due to a third party; due July 2007; none of which has been guaranteed by ProLogis; and

•	$64.0 million due to a third party; due January 2013; none of which has been guaranteed by ProLogis.

(7)	Third party debt of ProLogis European Properties Fund includes the following amounts:

•	$254.0 million due to a third party; due in December 2004; none of which has been guaranteed by ProLogis;

•	$250.1 million due to a third party; due in May 2008; none of which has been guaranteed by ProLogis;

•	$168.5 million due to a third party; due in April 2009; none of which has been guaranteed by ProLogis;

•	$416.5 million due to a third party; due in May 2009; none of which has been guaranteed by ProLogis;

•	$222.8 million due to a third party; due May 2010; none of which has been guaranteed by ProLogis; and

•	$77.5 million (nine mortgage issues) due to third parties; due in March 2015; none of which have been guaranteed by ProLogis.

(8)	Third party debt of ProLogis Japan Properties Fund of $54.1 million is due in November 2003 and has not been guaranteed by ProLogis.

(9)	Third party debt of Frigoscandia S.A. of $0.2 million is due on various dates and has not been guaranteed by ProLogis.

(10)	ProLogis’ direct ownership of all of the non-voting preferred stock of Frigoscandia S.A. represents a 95% interest in its earnings or losses. CSI/Frigo LLC is excluded from the information presented.

     The property funds may enter into short-term financing arrangements associated with ProLogis’ contributions of properties to the property funds prior to obtaining long-term secured debt. ProLogis may provide guarantees of such short-term financing arrangements in the future.

Distribution and Dividend Requirements

     ProLogis’ distribution policy is to distribute a percentage of its cash flow that ensures that ProLogis will meet the distribution requirements of the Code for ProLogis to qualify as a REIT and allows ProLogis to maximize the cash retained to meet other cash needs such as capital improvements and investment activities. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, distributions are expected to be higher than net earnings in a given period.

     The Board set a projected annual distribution rate for 2003 of $1.44 per Common Share (as compared to actual distributions of $1.42 per Common Share in 2002). ProLogis paid a quarterly distribution of 2003 of $0.36 per Common Share on February 28, 2003 and May 30, 2003. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted by the Board during the year. On August 1, 2003, ProLogis declared a distribution of $0.36 per Common Share, payable on August 29, 2003 to holders of Common Shares as of August 15, 2003.

     The annual dividend rates on ProLogis’ cumulative redeemable preferred shares of beneficial interest are $4.27 per share (Series C) and $1.98 per share (Series D). ProLogis paid a quarterly dividend of $0.495 per share on its series C preferred shares and Series D preferred shares, respectively, on both March 31, 2003 and June 30, 2003.

     ProLogis paid a quarterly dividend on its Series E cumulative redeemable preferred shares of $0.5469 per share on January 31, 2003 and April 30, 2003. On May 30, 2003, ProLogis called for redemption of its Series E preferred shares at the price of $25.00 per share plus $0.3685 in accrued and unpaid dividends for an aggregate price of $25.3685 per Series E preferred share. The shares were redeemed on July 1, 2003 at a total cost of $50.7 million.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to its Common Shares unless and until all cumulative dividends with respect to its preferred shares have been paid or sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.

Other Commitments

     At June 30, 2003, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of properties aggregating 0.9 million square feet at an estimated acquisition cost of $23.4 million. These remaining transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.

     At June 30, 2003, ProLogis had properties under development with an expected cost at completion of $640.8 million of which $308.7 million was unfunded at that date.

     ProLogis has a Common Share repurchase program under which it may repurchase up to $215.0 million of its Common Shares. Common Share repurchases have been and, to the extent they continue, will occur in the open market and through privately negotiated transactions, depending on market prices and other conditions. An additional $84.1 million of Common Shares may be repurchased under the program as of August 11, 2003.

Funds from Operations

     ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance. Funds from operations does not represent net earnings or cash from operating activities that are computed in accordance with GAAP and is not indicative of cash available to fund cash needs, which is presented in the Consolidated Condensed Statements of Cash Flows in ProLogis’ Consolidated Condensed Financial Statements in Item 1. Funds from operations should not be considered as an alternative to net earnings as an indicator of ProLogis’ operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis will not necessarily be calculated in the same manner as similarly titled measures of other REITs.

     Funds from operations is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) generally as net earnings attributable to common equity (computed in accordance with GAAP), excluding real estate related depreciation and amortization, gains and losses from sales of properties, except those gains and losses from sales of properties upon completion or stabilization under pre-sale agreements and after adjustments from unconsolidated investees to reflect their funds from operations on the same basis. ProLogis includes the income generated by its CDFS business segment in its computation of funds from operations, including the gains and losses from the contributions or sales of its CDFS business segment assets (see “- Results of Operations — CDFS Business”).

     Funds from operations, as used by ProLogis, is modified from the NAREIT definition. The items that ProLogis excludes from the funds from operations measure as defined by NAREIT, while not infrequent and unusual, are subject to significant fluctuations from period-to-period resulting in both positive and negative effects on ProLogis’ results from operations. Generally, the reasons for these fluctuations are unrelated to factors that ProLogis considers to be key in evaluating and analyzing its operating performance, particularly when comparing ProLogis’ operating performance to that of other REITs who do not have similar operating platforms and who do not operate in the same markets as ProLogis. Further, ProLogis believes that financial analysts, potential investors and shareholders are primarily interested in, and are best served by, the clearer presentation of comparable period operating results generated from the funds from operations measure which incorporates these adjustments to the NAREIT definition.

     Accordingly, ProLogis’ funds from operations measure does not include: (i) deferred income tax benefits and deferred income tax expenses recognized by ProLogis’ taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from certain debt transactions between ProLogis and its foreign consolidated subsidiaries and its foreign unconsolidated investees; (iii) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of ProLogis’ foreign consolidated subsidiaries and foreign unconsolidated investees; and (iv) mark-to-market adjustments associated with derivative financial instruments utilized to manage ProLogis’ foreign currency risks.

     Funds from operations attributable to Common Shares decreased by $14.6 million to $200.1 million for the six months ended June 30, 2003 from $214.7 million for the same period in 2002. Funds from operations are as follows for the periods indicated (in thousands of U.S. dollars):

	Six Months Ended
	June 30,

	2003	2002

Net earnings attributable to Common Shares	$86,186	$111,831
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	78,174	68,513
Gains from contributions and sales of non-CDFS business segment assets, net	(3,590)	(4,647)
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	21,010	17,801
Other amortization items(1)	(1,726)	(1,252)
Gains from contributions and sales of non-CDFS business segment assets, net	(19)	3,420

Subtotals	180,035	195,666
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange losses, net	7,402	6,252
Deferred income tax expense	5,549	12,296
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange (gains) losses, net	7,662	(6,586)
Deferred income tax (benefit) expense	(550)	7,041

Funds from operations as defined by ProLogis attributable to Common Shares	$200,098	$214,669

(1)	Consists primarily of adjustments to the amounts that ProLogis recognizes under the equity method that are necessary to reduce the original gain that was deferred on contributions of properties to property funds based on the lower depreciation expense recognized by ProLogis under the equity method. See footnote 9 to the table in Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of June 30, 2003, no significant change had occurred in ProLogis’ interest rate risk or foreign currency risk as discussed in ProLogis’ 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II

Item 5. Changes in Securities and Use of Proceeds

     None.

Item 6. Submission of Matters to Vote of Securities Holders

     At the meeting on May 20, 2003, the shareholders of ProLogis elected the following Trustees to office (of the total 178,657,970 Common Shares outstanding on the record date of April 2, 2003, 160,050,631 Common Shares were voted at the meeting):

•	157,713,293 Common Shares were voted for the election of Mr. George L. Fotiades as Class I Trustee to serve until the annual meeting of shareholders in the year 2006 and 2,337,338 Common Shares were withheld;

•	158,863,474 Common Shares were voted for the election of Mr. Irving F. Lyons, III as Class I Trustee to serve until the annual meeting of shareholders in the year 2006 and 1,187,157 Common Shares were withheld; and

•	158,877,400 Common Shares were voted for the election of Mr. William D. Zollars as Class I Trustee to serve until the annual meeting of shareholders in the year 2006 and 1,173,231 Common Shares were withheld.

Item 7. Other Information

     None.

Item 8. Exhibits and Reports on Form 8-K

(a)   Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated August 11, 2003

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

	Items	Financial
Date	Reported	Statements

April 4, 2003	7	No

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

Shari J. Jones
First Vice President
(Principal Accounting Officer)

Date: August 13, 2003

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated August 11, 2003

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002