Form 10-Q/A
period 2003-06-30
PROLOGIS
filed 2003-08-15
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A#1

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

ITEM 2. Managements’ Discussion and analysis of Financial Condition and Liquidity
PART II
Item 8. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-15.1 Letter Re: Unaudited Financial Information
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer

The purpose for filing this Form 10-Q/A for the quarterly period ended June 30, 2003 is to amend certain disclosures in Item 2 of ProLogis’ originally filed Form 10-Q. The originally filed Form 10-Q stated in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview” that the capital commitment of a real estate investment subsidiary of the Government of Singapore Investment Corporation to ProLogis Japan Properties Fund had been reduced to $23.7 million after the acquisition of a 497,000 square foot operating property in July 2003. The disclosure should have indicated that the commitment was reduced by $23.7 million after the acquisition.

PROLOGIS

INDEX

Page
Number(s)

PART I.	Financial Information
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3–19
PART II.	Other Information
	Item 8. Exhibits and Reports on Form 8-K	20

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

     ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan to ProLogis Japan Properties Fund through June 2006. The acquisition of these properties by ProLogis Japan Properties Fund is subject to the property meeting certain criteria, including leasing criteria. ProLogis Japan Properties Fund has access to $276.8 million of third party equity capital (reduced by approximately $23.7 million after the acquisition of a 497,000 square foot operating property in July 2003) that has been committed by a real estate subsidiary of GIC through June 2006. This capital can also be used for the acquisition of properties from third parties in Japan. The development of properties in Japan by ProLogis is subject to ProLogis’ ability to acquire adequate land parcels for development and obtain leasing commitments. ProLogis had four projects under development at a total expected cost at completion of $349.5 million in the Tokyo and Osaka markets at June 30, 2003.

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

	Six Months Ended
	June 30,

	2003	2002

Net earnings attributable to Common Shares	$86,186	$111,831
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	78,174	68,513
Gains from contributions and sales of non-CDFS business segment assets, net	(3,590)	(4,647)
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	21,010	17,801
Other amortization items(1)	(1,726)	(1,252)
Gains from contributions and sales of non-CDFS business segment assets, net	(19)	3,420

Subtotals	180,035	195,666
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange losses, net	7,402	6,252
Deferred income tax expense	5,549	12,296
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange (gains) losses, net	7,662	(6,586)
Deferred income tax (benefit) expense	(550)	7,041

Funds from operations as defined by ProLogis attributable to Common Shares	$200,098	$214,669

(1)	Consists primarily of adjustments to the amounts that ProLogis recognizes under the equity method that are necessary to reduce the original gain that was deferred on contributions of properties to property funds based on the lower depreciation expense recognized by ProLogis under the equity method. See footnote 9 to the table in Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

PART II

Item 8. Exhibits and Reports on Form 8-K

(a)   Exhibits:

15.1	Letter from KPMG LLP regarding unaudited financial information dated August 14, 2003

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

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

Shari J. Jones
First Vice President
(Principal Accounting Officer)

Date: August 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

15.1	Letter from KPMG LLP regarding unaudited financial information dated August 14, 2003

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer