Form 10-Q
period 2003-09-30
PROLOGIS
filed 2003-11-14
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X] No [   ]

     The number of shares outstanding of the Registrant’s common shares as of November 10, 2003 was 179,921,826.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II
Item 5. Changes in Securities and Use of Proceeds
Item 6. Submission of Matters to a Vote of Securities Holders
Item 7. Other Information
Item 8. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-12.1 Ratio of Earnings to Fixed Charges
EX-12.2 Ratio of Earnings to Combined Charges
EX-15.1 Letter Re: Unaudited Financial Information
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Certification of Chief Executive Officer
EX-32.2 Certification of Chief Financial Officer

PROLOGIS

INDEX

			Page
			Number(s)

PART I.	Financial Information
	Item 1.	Consolidated Condensed Financial Statements:
		Consolidated Condensed Balance Sheets — September 30, 2003 and December 31, 2002	3
		Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) — Three and Nine Months Ended September 30, 2003 and 2002	4
		Consolidated Condensed Statements of Cash Flows — Nine Months Ended September 30, 2003 and 2002	5
		Notes to Consolidated Condensed Financial Statements	6 – 31
		Independent Accountants’ Review Report	32
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33 – 50
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
	Item 4.	Controls and Procedures	50
PART II.	Other Information
	Item 5.	Changes in Securities and Use of Proceeds	51
	Item 6.	Submission of Matters to a Vote of Securities Holders	51
	Item 7.	Other Information	51
	Item 8.	Exhibits and Reports on Form 8-K	51

PROLOGIS

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

ASSETS
Real estate	$5,538,063	$5,395,527
Less accumulated depreciation	813,025	712,319

	4,725,038	4,683,208
Investments in and advances to unconsolidated investees	889,380	821,431
Cash and cash equivalents	154,640	110,809
Accounts and notes receivable	40,087	39,329
Other assets	273,927	268,748

Total assets	$6,083,072	$5,923,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$533,270	$545,906
Senior unsecured debt	1,901,682	1,630,094
Mortgage notes and other secured debt	518,325	555,978
Accounts payable and accrued expenses	160,667	154,082
Construction costs payable	16,402	27,880
Other liabilities	105,867	80,631

Total liabilities	3,236,213	2,994,571

Minority interest	38,716	42,467
Shareholders’ equity:
Series C Preferred Shares; at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	100,000	100,000
Series D Preferred Shares; at stated liquidation preference of $25.00 per share; $0.01 par value; 10,000,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	250,000	250,000
Series E Preferred Shares; at stated liquidation preference of $25.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at December 31, 2002	—	50,000
Common shares of beneficial interest; $0.01 par value; 179,684,192 shares issued and outstanding at September 30, 2003 and 178,145,614 shares issued and outstanding at December 31, 2002	1,797	1,781
Additional paid-in capital	3,062,394	3,021,686
Accumulated other comprehensive income	92,800	47,264
Distributions in excess of net earnings	(698,848)	(584,244)

Total shareholders’ equity	2,808,143	2,886,487

Total liabilities and shareholders’ equity	$6,083,072	$5,923,525

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income:
Rental income	$108,896	$108,577	$336,243	$332,631
Other real estate income	26,097	39,841	87,017	91,563
Income (loss) from unconsolidated investees	(18,439)	(14,004)	21,648	55,638
Interest and other income	223	536	1,199	1,911

Total income	116,777	134,950	446,107	481,743

Expenses:
Rental expenses, net of recoveries of $24,147 and $76,163 for the three and nine months in 2003, respectively, and $23,499 and $70,220 for the three and nine months in 2002, respectively	8,266	8,478	28,156	24,995
General and administrative	16,432	14,222	46,671	40,650
Depreciation and amortization	41,378	38,357	123,613	110,533
Interest	39,069	35,759	115,856	116,790
Other	1,307	1,336	3,006	3,181

Total expenses	106,452	98,152	317,302	296,149

Earnings from operations	10,325	36,798	128,805	185,594
Minority interest share in earnings	1,186	1,285	3,796	3,875

Earnings before gains (losses) on dispositions of real estate and foreign currency exchange gains (expense/losses)	9,139	35,513	125,009	181,719
Gains (losses) on dispositions of real estate, net	(216)	482	3,374	5,129
Foreign currency exchange gains (expense/losses), net	(1,970)	4,404	(10,741)	(2,468)

Earnings before income taxes	6,953	40,399	117,642	184,380
Income taxes:
Current income tax expense (benefit)	(727)	3,207	1,869	6,703
Deferred income tax expense	4,380	3,801	9,929	16,097

Total income tax expense	3,653	7,008	11,798	22,800

Net earnings	3,300	33,391	105,844	161,580
Less preferred share dividends	7,092	8,179	23,450	24,537
Less excess of redemption value over carrying value of preferred shares redeemed	3,587	—	3,587	—

Net earnings (loss) attributable to Common Shares	(7,379)	25,212	78,807	137,043
Other comprehensive income (loss):
Foreign currency translation adjustments	(53,086)	12,769	45,536	65,283

Comprehensive income (loss)	$(60,465)	$37,981	$124,343	$202,326

Weighted average Common Shares outstanding – Basic	179,458	178,336	179,023	177,626

Weighted average Common Shares outstanding – Diluted	179,458	180,785	181,906	179,809

Net earnings (loss) attributable to Common Shares per share – Basic	$(0.04)	$0.14	$0.44	$0.77

Net earnings (loss) attributable to Common Shares per share – Diluted	$(0.04)	$0.14	$0.43	$0.76

Distributions per Common Share	$0.36	$0.355	$1.08	$1.065

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net earnings	$105,844	$161,580
Minority interest share in earnings	3,796	3,875
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123,613	110,533
Gains on dispositions of real estate, net	(3,374)	(5,129)
Straight-lined rents	(5,271)	(3,676)
Amortization of deferred loan costs	4,471	3,696
Share-based compensation	9,879	8,215
Adjustments to income from unconsolidated investees	11,600	(35,328)
Foreign currency exchange expense/losses, net	9,942	13,545
Deferred income tax expense	9,929	16,097
Increase in accounts receivable and other assets	(31,913)	(22,132)
Increase in accounts payable and accrued expenses and other liabilities	25,080	24,839

Net cash provided by operating activities	263,596	276,115

Investing activities:
Real estate investments	(878,826)	(671,160)
Tenant improvements and lease commissions on previously leased space	(30,746)	(25,389)
Recurring capital expenditures	(17,510)	(26,062)
Proceeds from dispositions of real estate	730,694	744,194
Cash balance recorded upon consolidation of Kingspark S.A.	—	9,532
Net (advances to) amounts received from unconsolidated investees	10,424	(53,649)

Net cash used in investing activities	(185,964)	(22,534)

Financing activities:
Net proceeds from sales of Common Shares and issuances of Common Shares under plans	33,931	131,161
Repurchases of Common Shares, net of costs	(9,771)	(55,325)
Redemption of Series E Preferred Shares	(50,000)	—
Distributions paid on Common Shares	(194,141)	(189,017)
Distributions paid to minority interest holders	(7,593)	(5,458)
Distributions paid on preferred shares	(23,450)	(24,537)
Proceeds from issuance of senior unsecured debt	300,000	—
Proceeds from issuance of secured debt	31,000	—
Debt issuance costs incurred	(3,239)	—
Principal payments on senior unsecured debt	(28,125)	(40,625)
Net repayments on lines of credit and short-term borrowings	(12,636)	(9,736)
Regularly scheduled principal payments on secured debt	(5,059)	(5,627)
Principal payments on secured debt at maturity and prepayments	(62,844)	(2,473)
Principal payments on employee share purchase notes	—	3,979
Purchases of derivative financial instruments	(1,874)	(1,398)
Proceeds from settlement of derivative financial instruments	—	159

Net cash used in financing activities	(33,801)	(198,897)

Net increase in cash and cash equivalents	43,831	54,684
Cash and cash equivalents, beginning of period	110,809	27,989

Cash and cash equivalents, end of period	$154,640	$82,673

See Note 9 for information on non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

1. General

Business

     ProLogis, collectively with its consolidated subsidiaries and partnerships, is a publicly held real estate investment trust (“REIT”) that owns (directly or through unconsolidated investees), operates and develops industrial distribution properties in North America (the United States and Mexico), Europe (11 countries) and Asia (Japan). In April 2003, ProLogis announced that it had established a representative office in China but ProLogis owned no real estate assets in China as of September 30, 2003. The ProLogis Operating System®, comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group, utilizes ProLogis’ international network of properties to meet its customers’ distribution space needs globally. ProLogis’ business consists of two reportable business segments: property operations and the corporate distribution facilities services business (“CDFS business”). See Note 8.

Principles of Financial Presentation

     The consolidated condensed financial statements of ProLogis as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited and, pursuant to the rules of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements have been omitted. Management of ProLogis believes that the disclosures presented are adequate; however, these interim consolidated condensed financial statements should be read in conjunction with ProLogis’ December 31, 2002 audited consolidated financial statements contained in ProLogis’ 2002 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of ProLogis’ consolidated financial position and results of operations for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year. Additionally, certain of the 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

     ProLogis began presenting its investment in ProLogis UK Holdings S.A., formerly Kingspark Holding S.A., (collectively with its subsidiaries “Kingspark S.A.”), a Luxembourg company that engages in CDFS business activities in the United Kingdom, and its investment in Kingspark LLC, a holding company that held the voting ownership interests of Kingspark S.A., on a consolidated basis on July 1, 2002. ProLogis began presenting its investment in ProLogis Logistics Services Incorporated (“ProLogis Logistics”), which owns CS Integrated LLC (“CSI”), on a consolidated basis on October 24, 2002. CSI previously operated as a temperature-controlled distribution company in the United States. All of these investments were previously presented under the equity method. The changes in the reporting methods applicable to these entities occurred at the time ProLogis acquired (directly or indirectly) 100% of the ownership interests (voting and non-voting) of Kingspark S.A. and ProLogis Logistics. Generally accepted accounting principles in the United States (“GAAP”) do not require that previously reported financial information be restated when the reporting method is changed to consolidation from the equity method under these circumstances. ProLogis’ consolidated shareholders’ equity and its consolidated net earnings are the same under the two reporting methods. The accompanying consolidated condensed financial statements present ProLogis’ investments in Kingspark S.A. and Kingspark LLC under the equity method through June 30, 2002 and ProLogis’ investment in ProLogis Logistics under the equity method through October 23, 2002. From these dates forward, these investments are presented on a consolidated basis. See Note 3.

     In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued. ProLogis is required to adopt the requirements of Interpretation No. 46 for the interim or annual period that ends after December 15, 2003. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires that ProLogis present the variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. ProLogis is continuing to assess the provisions of Interpretation No. 46 and the impact to ProLogis of its adoption. Interpretation No. 46 will require that ProLogis consolidate its investments in TCL Holding S.A., formerly Frigoscandia Holding S.A., (“Frigoscandia S.A.”) and CSI/Frigo LLC, a company that holds the voting ownership interest in Frigoscandia S.A., as of December 31, 2003.

Through September 30, 2003, ProLogis has presented its investments in Frigoscandia S.A. and CSI/Frigo LLC under the equity method. ProLogis’ combined effective ownership interest in Frigoscandia S.A. and CSI/Frigo LLC was 99.75% at September 30, 2003. ProLogis expects that it will continue to present its investments in all of its other unconsolidated investees under the equity method after Interpretation No. 46 is adopted. See Note 3 for information on ProLogis’ investments in these entities and for summarized financial information of Frigoscandia S.A. as of and for the nine months ended September 30, 2003.

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

Foreign Operations

     The U.S. dollar is the functional currency for ProLogis’ consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico and for certain of ProLogis’ consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for ProLogis’ consolidated subsidiaries and unconsolidated investees operating outside North America is the local currency of the country in which the entity is located (euro for members of the European Union that have adopted the euro, krona for Sweden, pound sterling for the United Kingdom, forint for Hungary, koruna for the Czech Republic, zloty for Poland and yen for Japan).

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

     The components of the net foreign currency exchange gains and expense/losses recognized in ProLogis’ results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Losses from remeasurement of third party and certain intercompany debt, net(1)	$(1,653)	$(5,968)	$(8,037)	$(10,224)
Gains (losses) from settlement of third party and certain intercompany debt, net(1)	389	11,170	(737)	11,252
Transaction losses, net	(91)	(277)	(62)	(175)
Derivative financial instruments – put option contracts(2):
Expense associated with contracts expiring during the period	(750)	(995)	(2,148)	(1,876)
Mark-to-market gains (losses) on outstanding contracts, net	135	474	243	(1,604)
Gains realized at expiration of the contract, net	—	—	—	159

Totals	$(1,970)	$4,404	$(10,741)	$(2,468)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and the contract is marked-to-market by ProLogis as of the end of each subsequent accounting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and the proceeds received, if any, are recognized as a gain.

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

     The disclosure requirements of Interpretation No. 45 were effective for ProLogis’ December 31, 2002 consolidated financial statements and the initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002. ProLogis made the applicable disclosures in its consolidated financial statements that were included in its 2002 Annual Report on Form 10-K. The application of the recognition and measurement provisions of Interpretation No. 45 have not had a material impact on ProLogis’ financial position, results of operations or cash flows in 2003. See Note 3.

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued. SFAS No. 148 provides alternative methods of transition to the fair value based method of accounting for share-based compensation and is effective for financial statements issued for fiscal years ending after December 15, 2002. ProLogis does not account for share-based compensation under the fair value based method provided in SFAS No. 123. Rather, as allowed under SFAS No. 123, ProLogis continues to account for its various share-based compensation plans using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, if the exercise price of the share options issued equals or exceeds the market price of the underlying share on the date the option is granted, no compensation expense is recognized. Under the fair value method provided in SFAS No. 123, the fair value of the share options issued would be recognized as compensation expense. The exercise prices of the share options that ProLogis issues to its employees and members of its Board of Trustees (the “Board”) are equal to the average of the high and low market prices on the day the options are issued. Therefore, no compensation expense is recognized. ProLogis does recognize compensation expense when the terms of the share options are changed after the share options have been granted or when other instruments awarded require the use of variable accounting as provided under SFAS No. 123.

     Had compensation expense been recognized by ProLogis for the three and nine months ended September 30, 2003 and 2002 using an option valuation model as provided in SFAS No. 123, ProLogis’ net earnings (loss) attributable to Common Shares and net earnings (loss) attributable to Common Shares per share for these periods would change as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings (loss) attributable to Common Shares:
As reported	$(7,379)	$25,212	$78,807	$137,043
Pro forma	(8,333)	24,103	76,109	133,734
Net earnings (loss) attributable to Common Shares per share:
As reported – Basic	$(0.04)	$0.14	$0.44	$0.77
As reported – Diluted	(0.04)	0.14	0.43	0.76
Pro forma – Basic	(0.05)	0.14	0.43	0.75
Pro forma – Diluted	(0.05)	0.13	0.42	0.74

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

     ProLogis adopted the following accounting standards in 2003. Adoption of these standards has not had a material impact on ProLogis’ financial position, results of operations or cash flows:

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was adopted by ProLogis as of January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item and contains provisions that impact certain sale-leaseback transactions.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was adopted by ProLogis as of January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred.

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for how the issuer of financial instruments classifies and measures instruments that contain characteristics of both liabilities and equity. SFAS No. 150 requires certain freestanding financial instruments that embody obligations to be classified as liabilities. Further, certain mandatory redeemable financial instruments are required to be measured at fair value with subsequent changes in fair value recognized in earnings. ProLogis adopted SFAS No. 150 as of July 1, 2003.

2. Real Estate

Investments in Real Estate

     Real estate assets directly owned by ProLogis consist of income producing industrial distribution properties, industrial distribution properties under development and land held for future development of industrial distribution properties. ProLogis’ real estate investments, presented at cost, include the following as of the dates indicated (in thousands of U.S. dollars):

	September 30,	December 31,
	2003	2002

Operating properties(1):
Improved land	$759,251	$735,953
Buildings and improvements	3,935,136	3,831,921

	4,694,387	4,567,874
Properties under development (including cost of land)(2)(3)	357,705	377,384
Land held for development(4)	409,160	386,820
Other investments(5)	76,811	63,449

Total real estate assets	5,538,063	5,395,527
Less accumulated depreciation	813,025	712,319

Net real estate assets	$4,725,038	$4,683,208

(1)	At September 30, 2003 and December 31, 2002, ProLogis directly owned 1,232 and 1,230 operating properties, respectively, consisting of 129,551,000 and 127,956,000 square feet, respectively.

(2)	Properties under development consisted of 26 buildings aggregating 8,725,000 square feet at September 30, 2003 and 37 buildings aggregating 9,648,000 square feet at December 31, 2002.

(3)	In addition to the September 30, 2003 construction costs payable balance of $16.4 million, ProLogis had aggregate unfunded commitments on contracts for properties under construction of $321.3 million at September 30, 2003.

(4)	Land held for future development consisted of 2,589 acres at September 30, 2003 and 2,466 acres at December 31, 2002.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($20.1 million at September 30, 2003 and $6.9 million at December 31, 2002); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase related to future development projects.

     ProLogis’ directly owned real estate assets are located in North America (the United States and Mexico), ten countries in Europe and in Japan. No individual market in any country, as defined by ProLogis and presented in Item 2 of its 2002 Annual Report on Form 10-K, represents more than 10% of ProLogis’ total real estate assets, before depreciation.

     ProLogis disposed of 0.5 million and 0.4 million square feet of operating properties to third parties during the nine months ended September 30, 2003 and 2002, respectively, that are subject to the discontinued operations provisions of SFAS No. 144, “Accounting for the Disposal or Impairments of Long-Lived Assets.” These operating properties were acquired or developed for long-term investment in the property operations segment (see Note 8). ProLogis is not reporting these property dispositions as discontinued operations for these periods as the effect of such presentation in ProLogis’ Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) is not material.

Operating Lease Agreements

     ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At September 30, 2003, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties during the remainder of 2003, during the other years in the five-year period ending December 31, 2007 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2003	$105,059
2004	365,156
2005	282,221
2006	196,008
2007	136,528
2008 and thereafter	250,747

$1,335,719

     For ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.63% and 15.51%,

respectively, of ProLogis’ total annualized base rental income at September 30, 2003.

3. Unconsolidated Investees:

Summary of Investments and Income

     Since 1997, ProLogis has invested in various entities in which its ownership interest is less than 100% and in which it does not have control as defined under GAAP. Accordingly, these investments are presented under the equity method in ProLogis’ consolidated condensed financial statements. Certain of these investments were originally structured such that ProLogis’ ownership interest would allow ProLogis to continue to comply with the requirements of the Internal Revenue Code of 1986, as amended (“the Code”), to qualify as a REIT. However, with respect to ProLogis’ investments in property funds, having an ownership interest of 50% or less is part of ProLogis’ business strategy. This business strategy allows ProLogis to realize a portion of the profits from its development activities, raise private equity capital or issue private debt instruments, generate fee income, generate liquidity to fund its future development activities, all the while allowing ProLogis to maintain an ownership interest in its developed properties.

     ProLogis’ investments in entities that are presented under the equity method are summarized as follows as of the dates indicated (in thousands of U.S. dollars):

	September 30,	December 31,
	2003	2002

Property funds	$669,241	$593,479
CDFS business investees	59,379	45,183
Temperature-controlled distribution investee	158,274	178,459
Other investees	2,486	4,310

Totals	$889,380	$821,431

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Property funds	$15,762	$14,131	$48,505	$44,238
CDFS business investees	301	350	903	29,881
Temperature-controlled distribution investees	(34,502)	(29,107)	(27,812)	(17,034)
Other investees	—	622	52	(1,447)

Totals	$(18,439)	$(14,004)	$21,648	$55,638

Property Funds

     Since 1999, ProLogis has formed eight property funds. ProLogis’ ownership interests in these property funds at September 30, 2003 ranged from 14% to 50%. The property funds own operating properties that, in most cases, have been contributed to the property funds by ProLogis. ProLogis generally receives ownership interests in the property funds as part of the proceeds received from these contributions. ProLogis recognizes its proportionate share of the earnings or losses of each property fund under the equity method. ProLogis earns fees for acting as the manager of each of the property funds and may earn additional fees by providing other services to certain of the property funds including, but not limited to, development and leasing activities performed on their behalf.

     ProLogis’ investments in the eight property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	September 30,	December 31,
	2003	2002

ProLogis California(1)	$117,778	$118,790
ProLogis North American Properties Fund I(2)	43,092	46,175
ProLogis North American Properties Fund II(3)	5,948	7,070
ProLogis North American Properties Fund III(4)	5,189	5,666
ProLogis North American Properties Fund IV(5)	3,427	3,730
ProLogis North American Properties Fund V(6)	77,878	34,287
ProLogis European Properties Fund(7)	397,388	374,365
ProLogis Japan Properties Fund(8)	18,541	3,396

Totals	$669,241	$593,479

     ProLogis’ total investment in the eight property funds as of September 30, 2003 consisted of the following components (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Fund(7)	Fund(8)

Equity interest	$188.6	$58.2	$14.4	$12.1	$8.4	$59.1	$453.6	$13.6
Distributions	(84.1)	(17.7)	(4.9)	(3.1)	(2.5)	(4.0)	(71.5)	—
ProLogis’ share of the earnings of the entity, excluding fees earned by ProLogis	40.1	8.3	2.1	1.1	1.2	4.6	23.9	0.9

Subtotals	144.6	48.8	11.6	10.1	7.1	59.7	406.0	14.5
Adjustments to carrying value(9)	(28.9)	(8.5)	(7.0)	(5.7)	(4.4)	(16.6)	(91.3)	(3.6)
Other, net(10)	1.9	2.5	1.2	0.9	0.6	4.7	73.0	3.1

Subtotals	117.6	42.8	5.8	5.3	3.3	47.8	387.7	14.0
Other receivables (payables)	0.2	0.3	0.1	(0.1)	0.1	30.1	9.7	4.5

Totals	$117.8	$43.1	$5.9	$5.2	$3.4	$77.9	$397.4	$18.5

     ProLogis’ proportionate share of the earnings or losses of each of the property funds recognized under the equity method, interest income on advances to the property funds, if any, and fees earned for services provided to the property funds were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

ProLogis California(1)	$3,383	$3,679	$10,668	$11,040
ProLogis North American Properties Fund I(2)	1,311	1,872	4,248	4,724
ProLogis North American Properties Fund II(3)	501	745	1,744	2,459
ProLogis North American Properties Fund III(4)	673	581	2,134	2,128
ProLogis North American Properties Fund IV(5)	410	461	1,247	1,484
ProLogis North American Properties Fund V(6)	3,090	883	9,500	4,594
ProLogis European Properties Fund(7)(11)	5,696	5,894	17,747	17,793
ProLogis Japan Properties Fund(8)	698	16	1,217	16

Totals	$15,762	$14,131	$48,505	$44,238

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

•	Members are ProLogis and New York State Common Retirement Fund;

•	Owned 79 properties aggregating 13.0 million square feet at September 30, 2003;

•	All but one of the properties owned were contributed by ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles/Orange County market;

•	ProLogis California has the right of first offer with respect to properties that ProLogis develops and stabilizes, excluding properties developed under build to suit lease agreements, in the Los Angeles/Orange County market;

•	ProLogis’ ownership interest has been 50% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.8 million for both the three months ended September 30, 2003 and 2002 and $2.5 million and $2.4 million for the nine months ended September 30, 2003 and 2002, respectively.

(2)	ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 29, 2000;

•	Members are ProLogis and an affiliate of the State Teachers’ Retirement Board of Ohio;

•	Owned 36 properties aggregating 9.4 million square feet at September 30, 2003;

•	All properties were contributed by ProLogis;

•	Properties are located in 16 markets in the United States;

•	ProLogis’ ownership interest has been 41.3% since January 15, 2001 and was 20% from inception of the property fund to that date; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million and $1.0 million for the three months ended September 30, 2003 and 2002, respectively, and $1.6 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively.

(3)	ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Partners are ProLogis and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”). First Islamic Bank obtained its ownership interest on March 27, 2001 from Principal Financial Group, the original partner;

•	Owned 27 properties aggregating 4.5 million square feet at September 30, 2003;

•	All properties were contributed by ProLogis;

•	Properties are located in 13 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.5 million for both the three months ended September 30, 2003 and 2002 and $1.4 million and $1.5 million for the nine months ended September 30, 2003 and 2002, respectively.

(4)	ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 34 properties aggregating 4.4 million square feet at September 30, 2003;

•	All properties were contributed by ProLogis;

•	Properties are located in 15 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.5 million for both the three months ended September 30, 2003 and 2002 and $1.6 million for both the nine months ended September 30, 2003 and 2002.

(5)	ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 17 properties aggregating 3.5 million square feet at September 30, 2003;

•	All properties were contributed by ProLogis;

•	Properties are located in ten markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.4 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and $0.9 million for both the nine months ended September 30, 2003 and 2002.

(6)	ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests of the ProLogis-Macquarie Fund at September 30, 2003 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia, and a company that was formed to act as manager of the ProLogis-Macquarie Fund. ProLogis and a United States subsidiary of Macquarie Bank Limited (“Macquarie Bank”) each have a 50% ownership interest in the manager of the ProLogis-Macquarie Fund;

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 83.1% at September 30, 2003 through its 93.4% weighted ownership interest in two entities that collectively owned 88.9% of the ProLogis-Macquarie Fund at September 30, 2003;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.0% at September 30, 2003 through its 11.1% direct ownership interest in the ProLogis-Macquarie Fund and its 50% ownership interest in the management company that has a weighted ownership interest of 6.6% in two entities that collectively owned 88.9% of the ProLogis-Macquarie Fund at September 30, 2003;

•	Macquarie Bank’s effective ownership interest in the ProLogis-Macquarie Fund was 2.9% at September 30, 2003 through its 50% ownership interest in the management company that has a weighted ownership interest of 6.6% in two entities that collectively owned 88.9% of the ProLogis-Macquarie Fund at September 30, 2003;

•	ProLogis refers to the combined entities in which it has direct or indirect ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interests in this property fund have ranged from 14.0% to 16.9% since the property fund’s inception in March 2002.

•	Owned 90 properties aggregating 20.7 million square feet at September 30, 2003 (including 33 properties aggregating 8.8 million square feet that were contributed by ProLogis during 2003);

•	All properties were contributed by ProLogis;

•	Properties are located in 24 markets in the United States and three markets in Mexico;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes during 2003 in North America (excluding properties in the Los Angeles/Orange County market) to ProLogis North American Properties Fund V through December 2003, subject to the property meeting certain criteria, including leasing criteria, and subject to ProLogis North American Properties Fund V having the capital to acquire the property;

•	Fees and other income recognized by ProLogis were $1.8 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and $6.8 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively. Fees and other income recognized for the three and nine months ended September 30, 2003, consisted of $1.4 million and $3.2 million of property management and asset management fees, respectively, $0.2 million and $1.0 million of long-term debt placement fees, respectively, and $0.2 million and $2.6 million of acquisition and other fees, respectively. Fees and other income, consisted of $0.3 million and $0.5 million of property management and asset management fees for the three and nine months ended September 30, 2003 and 2002, respectively, $0.7 million in long-term debt placement fees for the nine months ended September 30, 2002 and a one-time fee of $2.5 million related to the formation of ProLogis North American Properties Fund V for the nine months ended September 30, 2002.

(7)	ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 23 third party institutional investors own units in the property fund. The original subscription agreements under which third parties invested 1.06 billion euro (the currency equivalent of approximately $1.19 billion at September 30, 2003) expired on September 15, 2002 with all commitments having been funded. In August 2003, ProLogis European Fund obtained additional equity commitments from 11 institutional investors (including five new investors) aggregating 636.6 million euro (the currency equivalent of approximately $717.1 million at September 30, 2003) of which 604.8 million euro (the currency equivalent of approximately $678.1 million at September 30, 2003) was unfunded at September 30, 2003. The subscription agreements expire on August 29, 2006;

•	Owned 210 properties aggregating 42.2 million square feet at September 30, 2003 (including 17 properties aggregating 4.0 million square feet that were contributed by ProLogis in 2003 and seven properties aggregating 2.5 million square feet that were acquired from third parties in 2003);

•	Properties have been contributed by ProLogis (165 properties, 31.5 million square feet) or acquired from third parties (45 properties, 10.7 million square feet);

•	Properties are located in 27 markets in 11 countries in Europe;

•	ProLogis is committed to contribute all the properties that it develops and stabilizes in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain criteria, including leasing criteria, and subject to ProLogis European Properties Fund having the capital to acquire the property;

•	ProLogis’ ownership interest was 29.9% and 29.3% at September 30, 2003 and 2002, respectively; and

•	Property management and asset management fees recognized by ProLogis were $6.1 million and $17.0 million for the three and nine months ended September 30, 2003, respectively, and $4.3 million and $11.4 million for the three and nine months ended September 30, 2002, respectively.

(8)	PLD/RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”);

•	The total capital commitment by the real estate investment subsidiary of GIC to the property fund is $300.0 million, of which $245.4 million was unfunded at September 30, 2003;

•	Owned four properties aggregating 1.2 million square feet at September 30, 2003 (including two properties aggregating 0.5 million square feet that were contributed by ProLogis in 2003 and one 0.5 million square foot property that was acquired from a third party in 2003);

•	Three of the four properties owned by the property fund were contributed by ProLogis;

•	All properties are located in Tokyo;

•	ProLogis is committed to contribute all of the properties that it develops and stabilizes in Japan through June 2006 to ProLogis Japan Properties Fund, subject to the property meeting certain criteria, including leasing criteria, and subject to ProLogis Japan Properties Fund having the capital to acquire the property;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management and asset management fees recognized by ProLogis were $0.3 million and $0.5 million for the three and nine months ended September 30, 2003, respectively.

(9)	Under GAAP, a portion of the gains generated by ProLogis’ contribution of properties to the property funds does not qualify for current income recognition due to ProLogis’ continuing ownership in the property fund that acquires the property. The amount of the gain that ProLogis is unable to recognize is recorded as a reduction to ProLogis’ balance sheet investment in the property fund. The gain that has not been recognized is eventually realized by ProLogis when ProLogis adjusts its proportionate share of the earnings of the property fund, recognized under the equity method, to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the real estate assets that were contributed to the property fund by ProLogis. The gain not recognized is also eventually realized by ProLogis if the property fund disposes of a property that was contributed by ProLogis or in amounts proportionate to reductions in ProLogis’ ownership interest in the property fund.

(10)	Includes costs associated with ProLogis’ investment in the property fund and ProLogis’ proportionate share of the cumulative translation adjustments recognized by ProLogis European Properties Fund and ProLogis Japan Properties Fund.

(11)	During the third quarter of 2003, ProLogis and ProLogis European Properties Fund became aware of an error in the financial information that was used by ProLogis to recognize its proportionate share of the earnings of ProLogis European Properties Fund under the equity method for the three months ended June 30, 2003. The error related to the foreign currency exchange gains/losses recognized upon remeasurement of the intercompany debt of ProLogis European Properties Fund that is denominated in currencies other than the euro (the functional currency of ProLogis European Properties Fund). The error resulted in an overstatement by $2.9 million of the income from ProLogis European Properties Fund that ProLogis recognized under the equity method for the three months ended June 30, 2003. ProLogis and ProLogis European Properties Fund corrected the error during the third quarter of 2003. ProLogis does not believe that the correction of this error is material to its 2003 operations. Excluding this adjustment, ProLogis would have recognized income under the equity method from ProLogis European Properties Fund of $8.6 million for the three months ended September 30, 2003.

     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCAs”) in connection with certain of its contributions of properties to certain of the property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution if the property fund’s third party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at September 30, 2003 and ProLogis has assessed a nominal value to the guarantee provided under the SLCAs. At September 30, 2003, the potential obligations under the SLCAs aggregate $354.5 million and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.2 billion.

     In August 2003, ProLogis entered into an indemnification agreement with ProLogis European Properties Fund whereby ProLogis would indemnify ProLogis European Properties Fund for certain future capital gains tax liabilities that could be incurred by ProLogis European Properties Fund associated with properties that ProLogis contributed to ProLogis European Properties Fund after March 31, 2003. ProLogis’ contributions to ProLogis European Properties Fund are structured as contributions of the shares of companies that own real estate assets. Accordingly, the capital gains tax liability associated with the step up in the value of the underlying real estate assets is deferred and transferred to ProLogis European Properties Fund at contribution. ProLogis has agreed to indemnify ProLogis European Properties Fund if ProLogis European Properties Fund: (i) is subject to capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) must grant a discount to the buyer of shares under a share transfer transaction because the embedded capital gain tax liability is being transferred to the buyer of the shares. Further, if an initial public offering of units in ProLogis European Properties Fund is undertaken, ProLogis has indemnified the unit holders of ProLogis European Properties Fund in the event the unit holders receive a discount to the value of their units because the capital gain tax liability is being transferred to the holders of units in the new public entity. The agreement limits the amount that is subject to ProLogis’ indemnification to 100% of the capital gains tax liability that is deferred and transferred by ProLogis to ProLogis European Properties Fund at the time of the initial contribution. Pursuant to the indemnification agreements, ProLogis has recognized a deferred income tax liability of $2.9 million associated with the contributions of 14 properties to ProLogis European Properties Fund in June and September 2003.

     Summarized financial information of the property funds as of and for the nine months ended September 30, 2003 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund

Total assets(1)	$586.5	$354.8	$228.0	$204.0	$141.0	$915.0	$3,154.6	$270.9
Third party debt	$287.6	$232.6	$165.0	$150.4	$103.2	$454.0	$1,360.2	$163.7
Amounts due to ProLogis(2)	$0.2	$0.3	$0.2	$—	$0.1	$30.1	$9.7	$4.5
Total liabilities	$297.3	$239.1	$170.1	$153.3	$105.3	$501.6	$1,658.3	$191.9
Equity	$289.2	$115.7	$57.9	$50.7	$35.7	$413.4	$1,496.3	$79.0
Revenues	$54.2	$33.9	$19.8	$18.7	$12.7	$61.7	$171.1	$6.2
Net earnings (loss)(3)	$15.2	$6.4	$1.6	$2.4	$1.4	$21.0	$(2.1)	$3.5
ProLogis’ ownership at September 30, 2003	50%	41.3%	20%	20%	20%	14.0%	29.9%	20%

(1)	Total assets of ProLogis North American Properties Fund III include a receivable of $0.1 million from ProLogis.

(2)	ProLogis has guaranteed $45.0 million of third party debt of ProLogis North American Properties Fund V. This debt is due on December 31, 2003, with an option to extend the maturity date to January 30, 2004. ProLogis North American Properties Fund V has executed a rate lock letter and loan application with an institutional lender. The proceeds from this new secured loan facility, if funded, are expected to be used to repay these borrowings. The loan application does not require ProLogis to guarantee the debt.

(3)	ProLogis recognizes its proportionate share of the net earnings of the property funds, plus fees that it earns from services it provides to the property funds and interest income on advances that it has made to the property funds in its Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) as “Income (loss) from unconsolidated investees.” The net earnings of each property fund includes interest expense on amounts due to ProLogis, if any. The net earnings of ProLogis European Properties Fund includes net foreign currency exchange losses of $40.8 million.

CDFS Business Investees

     ProLogis or its consolidated subsidiaries generally perform its CDFS business activities. Since its acquisition by ProLogis in August 1998, Kingspark S.A. has performed ProLogis’ CDFS business activities in the United Kingdom. ProLogis’ investments in Kingspark S.A. and Kingspark LLC, a holding company that had an ownership interest in Kingspark S.A., were previously structured to allow ProLogis to continue to qualify as a REIT under the Code. Accordingly, ProLogis originally held only non-voting ownership interests in Kingspark S.A. and Kingspark LLC and presented its investments in these entities under the equity method. On July 1, 2002, ProLogis acquired the voting ownership interests in Kingspark S.A. and Kingspark LLC and began presenting these investments on a consolidated basis as of that date. The acquisition of the voting ownership interests in these entities was prompted by changes to the Code that allow ProLogis to own 100% of these entities while continuing to comply with the REIT requirements of the Code. In April 2003, Kingspark LLC’s ownership interest in Kingspark S.A. was transferred to ProLogis and Kingspark LLC was liquidated.

     ProLogis, through Kingspark S.A., has invested in four joint ventures (the “CDFS Joint Ventures”) that perform CDFS business activities in the United Kingdom. ProLogis’ ownership interest in each of the CDFS Joint Ventures was 50% at both September 30, 2003 and December 31, 2002 and ProLogis’ combined investments in the CDFS Joint Ventures were $59.4 million and $45.2 million at September 30, 2003 and December 31, 2002, respectively. The CDFS Joint Ventures are accounted for under the equity method. While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the CDFS Joint Ventures were not separately presented in ProLogis’ Consolidated Balance Sheet.

     One of the CDFS Joint Ventures owns 11 operating properties that were all developed by the joint venture. This joint venture’s total investment in these properties was $83.4 million at September 30, 2003. Collectively, the four CDFS Joint Ventures owned 141 acres of land at September 30, 2003. Also, at September 30, 2003, the CDFS Joint Ventures collectively controlled (through contracts, options or letters of intent) 555 acres of land.

     ProLogis’ proportionate share of the earnings of each of the unconsolidated investees in the CDFS business segment were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Kingspark S.A.(1)(2)	$—	$—	$—	$28,482
Kingspark LLC(2)	—	—	—	1,049
CDFS Joint Ventures(3)	301	350	903	350

Totals	$301	$350	$903	$29,881

(1)	ProLogis recognized 95% of the earnings of Kingspark S.A. through June 30, 2002 under the equity method based on its ownership of 100% of Kingspark S.A.’s preferred stock. The amounts recognized by ProLogis under the equity method for the first six months of 2002 include, among other items, net foreign currency exchange gains of $4.5 million and net gains from the disposition of properties of $13.4 million, including net gains from the contributions of properties to ProLogis European Properties Fund of $10.5 million. The gains recognized from the contribution of properties to ProLogis European Properties Fund for the first six months of 2002 are net of $5.0 million that did not qualify for current income recognition due to ProLogis’ continuing ownership in ProLogis European Properties Fund. Kingspark S.A. has been consolidated in ProLogis’ financial statements since July 1, 2002.

(2)	Prior to July 1, 2002, Kingspark LLC’s membership interests were owned by K. Dane Brooksher, ProLogis’ chairman and chief executive officer (5% of the total membership interests, all voting) and ProLogis (95% of the total membership interests, all non-voting). Mr. Brooksher was the managing member of Kingspark LLC. There were no provisions that gave ProLogis the right to acquire Mr. Brooksher’s membership interests and Mr. Brooksher did not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC using funds that were loaned to him by ProLogis. The recourse loan from ProLogis to Mr. Brooksher was payable on January 5, 2006 and provided for an annual interest rate of 8.0%. Neither ProLogis’ ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher resulted in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities were not consolidated in ProLogis’ financial statements.

On July 1, 2002, ProLogis acquired the voting membership interests of Kingspark LLC from Mr. Brooksher for an aggregate purchase price of $45,000, an amount equal to the principal balance of the loan due to ProLogis from Mr. Brooksher plus accrued interest. Mr. Brooksher applied the proceeds from this sale to the amounts owed to ProLogis thereby retiring his loan. Consequently, as of July 1, 2002 ProLogis owned (directly or through its 100% ownership of Kingspark LLC) 100% of the voting common stock and 100% of the non-voting preferred stock of Kingspark S.A. Accordingly, ProLogis began consolidating its investments in Kingspark S.A. and Kingspark LLC in its financial statement as of July 1, 2002. In April 2003, Kingspark LLC’s ownership interest in Kingspark S.A. was transferred to ProLogis and Kingspark LLC was liquidated.

ProLogis’ proportionate share of the earnings of Kingspark LLC for the nine months ended September 30, 2002 represents ProLogis’ 95% share of the earnings of Kingspark LLC recognized under the equity method based on its ownership of 95% of the membership interests (all non-voting) of Kingspark LLC through June 30, 2002. Kingspark LLC’s earnings result from its recognition under the equity method of 5% of the earnings of Kingspark S.A. based on its ownership of 100% of the voting common stock of Kingspark S.A.

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

Temperature-Controlled Distribution Companies

     Beginning in 1997, ProLogis invested in companies that operated temperature-controlled distribution and storage networks. When these investments were originally structured, ProLogis held only non-voting ownership interests in order to continue to comply with the REIT requirements of the Code. Accordingly, ProLogis presented these investments under the equity method. Subsequent changes to the Code allow ProLogis to own voting interests in these entities. ProLogis’ ownership interests in one of the companies in this operating segment has changed, however, no changes have occurred with respect to ProLogis’ ownership interests in the company that operates in Europe.

     As of September 30, 2003 and December 31, 2002, ProLogis had direct and indirect investments in only one company operating a temperature-controlled distribution and storage network. This company, Frigoscandia S.A., operates only in Europe. ProLogis’ ownership interests in Frigoscandia S.A. and CSI/Frigo LLC, a holding company that has an ownership interest in Frigoscandia S.A., do not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities are not consolidated in ProLogis’ financial statements. ProLogis expects that its investments in Frigoscandia S.A. and CSI/Frigo LLC will be presented on a consolidated basis as of December 31, 2003 under the provisions of Interpretation No. 46 (see Note 1). These investments, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	September 30,	December 31,
	2003	2002

CSI/Frigo LLC(1)	$(7,608)	$(3,924)
Frigoscandia S.A.(2)	165,882	182,383

Totals	$158,274	$178,459

(1)	CSI/Frigo LLC, a limited liability company, owns 100% of the voting common stock of Frigoscandia S.A., representing 5% of its earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis’ chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/Frigo LLC. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. ProLogis has a $0.3 million note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. The note from CSI/Frigo LLC to ProLogis accrues interest at an annual interest rate of 8.0% and is due in 2012. Mr. Brooksher may transfer his membership interests in CSI/Frigo LLC, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher’s membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member.

(2)	Frigoscandia S.A., through a wholly owned subsidiary, owns 100% of Frigoscandia Holding AB (“Frigoscandia”), which owns companies operating 104.2 million cubic feet of temperature-controlled distribution facilities in two European countries (63.0 million cubic feet in France and 41.2 million cubic feet in the United Kingdom) at September 30, 2003. Frigoscandia classified the operating assets in the United Kingdom as held for sale in December 2002. In June 2003, Frigoscandia classified its distribution assets in France (18.9 million cubic feet) as held for sale. Since June 2001, Frigoscandia has disposed of all of its operating assets in the Czech Republic, Denmark, Finland, Germany, Italy, the Netherlands, Norway, Spain and Sweden (aggregating 73.5 million cubic feet). Total proceeds from these sales were $149.0 million.

     ProLogis’ investments in Frigoscandia S.A. and CSI/Frigo LLC at September 30, 2003 consisted of the following components (in millions of U.S. dollars):

	CSI/Frigo	Frigoscandia
	LLC	S.A.

Equity interest	$0.4	$22.6
ProLogis’ share of the losses of the entity	(7.6)	(168.0)

Subtotals	(7.2)	(145.4)
Other, net(1)	(1.2)	(21.6)

Subtotals	(8.4)	(167.0)
Notes and other receivables(2)(3)	0.8	332.9

Totals	$(7.6)	$165.9

(1)	Includes costs associated with ProLogis’ investment in Frigoscandia S.A. and ProLogis’ proportionate share of the cumulative translation adjustment recognized by each entity.

(2)	For CSI/Frigo LLC, the amount includes $0.3 million due to ProLogis under a note agreement that accrues interest at 8.0% per annum and is due in 2012.

(3)	For Frigoscandia S.A., the amount includes other receivables (primarily interest on notes receivable) of $73.0 million and the following amounts owed to ProLogis under note agreements:

•	776.6 million Swedish krona (the currency equivalent of approximately $95.9 million at September 30, 2003) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

•	9.9 million euro (the currency equivalent of approximately $11.1 million at September 30, 2003) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;

•	$105.4 million unsecured note from Frigoscandia S.A., interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

•	40.8 million euro (the currency equivalent of approximately $47.5 million at September 30, 2003) unsecured note from Frigo S.a.r.l., a wholly owned subsidiary of Frigoscandia S.A.; interest at 5.0% per annum; due on demand.

     Summarized financial information of Frigoscandia S.A. as of and for the nine months ended September 30, 2003 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

Total assets	$244.5
Third party debt	$0.2
Amounts due to ProLogis	$332.9
Total liabilities	$422.6
Equity	$(178.1)
Revenues	$149.1
Net loss (1)	$(39.3)
ProLogis’ ownership at September 30, 2003(2)	95.0%

(1)	ProLogis recognizes its proportionate share of the loss of Frigoscandia S.A. and interest income on advances to Frigoscandia S.A. and its subsidiaries in its Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) as “Income (loss) from unconsolidated investees.” The net loss of Frigoscandia S.A. includes interest expense on amounts due to ProLogis of $10.8 million, an impairment charge of $38.4 million and net foreign currency exchange gains of $0.1 million.

(2)	ProLogis’ direct ownership of 100% of the non-voting preferred stock of Frigoscandia S.A. represents a 95% interest in Frigoscandia S.A.’s earnings or losses. For the nine months ended September 30, 2003, ProLogis recognized 99.75% of the net loss of Frigoscandia S.A. under the equity method based on its direct and indirect (through its ownership interest in CSI/Frigo LLC) ownership interests.

     ProLogis recognized its proportionate share of the earnings or losses of CSI/Frigo LLC, Frigoscandia S.A. and ProLogis Logistics, including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

CSI/Frigo LLC(1)	$(1,825)	$(257)	$(1,868)	$(1,682)
ProLogis Logistics(2)	—	(31,711)	—	(23,278)
Frigoscandia S.A.(3)	(32,677)	2,861	(25,944)	7,926

Totals	$(34,502)	$(29,107)	$(27,812)	$(17,034)

(1)	The losses of CSI/Frigo LLC result from the recognition, under the equity method, of its 5% share of the losses of ProLogis Logistics based on its ownership of 100% of ProLogis Logistics’ voting common stock during the periods in 2002 and the recognition under the equity method of its 5% share of the earnings or losses of Frigoscandia S.A. based on its ownership of 100% of Frigoscandia S.A.’s voting common stock for all periods. ProLogis acquired the voting common stock of ProLogis Logistics from CSI/Frigo LLC on October 23, 2002.

(2)	ProLogis directly owns 100% of the non-voting preferred stock of ProLogis Logistics, representing a 99.23% interest in the earnings of ProLogis Logistics. ProLogis Logistics owns 100% of CSI, a company that previously operated a temperature-controlled distribution and storage network in the United States. On October 23, 2002, significant portions of CSI’s operating assets were sold. Total proceeds from the sale were $221.9 million. The assets sold had been classified as held for sale since January 2002. For both the three and nine months ended September 30, 2002, ProLogis Logistics and CSI recognized impairment charges related to the carrying value of CSI’s property, plant and equipment and the carrying value of ProLogis Logistics’ investment in CSI. ProLogis’ share of the impairment charges was $37.2 million for both the three and nine months ended September 30, 2002.

CSI continues to own certain real estate assets. The buyers in the October 2002 transaction are leasing two operating properties that were retained by CSI with an aggregate book value of $37.2 million at September 30, 2003. An additional property that had been leased by the buyers was sold by CSI in July 2003. The property sold had a book value of $4.9 million. CSI also retained one operating property with a book value of $3.6 million at September 30, 2003 that is leased to an operator and four tracts of land with an aggregate book value of $5.1 million at September 30, 2003. An additional tract of land with a book value of $2.7 million was sold in July 2003. ProLogis’ acquisition of 100% of the voting common stock of ProLogis Logistics on October 23, 2002 resulted in ProLogis owning 100% of the voting common stock and 100% of the non-voting preferred stock of ProLogis Logistics. Accordingly, ProLogis began consolidating its investment in ProLogis Logistics as of that date. The assets that were retained by CSI are included with ProLogis’ real estate assets in its Consolidated Condensed Balance Sheets at September 30, 2003 and December 31, 2002. CSI’s operating properties are reflected in ProLogis’ property operations segment and CSI’s land parcels are reflected in ProLogis’ CDFS business segment. See Note 8.

(3)	ProLogis directly owns 100% of the non-voting preferred stock of Frigoscandia S.A., representing a 95% interest in the earnings or losses of Frigoscandia S.A. For both the three and nine months ended September 30, 2003, ProLogis’ share of the net loss of Frigoscandia S.A. includes an impairment charge of $38.3 million, related to certain of the operating assets in the United Kingdom that are held for sale. This impairment charge was recognized to reflect the carrying value of these assets at their estimated fair value less estimated cost to sell is based on current negotiations for the sale of the assets. In 2002, Frigoscandia disposed of certain of its operating assets. ProLogis’ proportionate share of the net gains or losses from these dispositions was a net gain of $0.4 million and a net loss of $3.7 million for the three and nine months ended September 30, 2002, respectively.

Other Companies

     ProLogis’ investments in other companies that are presented under the equity method were as follows as of the dates indicated (in thousands of U.S. dollars):

	September 30,	December 31,
	2003	2002

Insight(1)	$2,477	$2,482
ProLogis Equipment Services(2)	9	1,828

Totals	$2,486	$4,310

(1)	Represents ProLogis’ investment, through a wholly owned subsidiary, in the common stock of Insight, Inc. (“Insight”), a privately owned logistics optimization consulting company, as adjusted for ProLogis’ proportionate share of Insight’s earnings. ProLogis had a 33.3% ownership interest in Insight at both September 30, 2003 and December 31, 2002.

(2)	Represents ProLogis’ investment, through a wholly owned subsidiary, in the membership interests of ProLogis Equipment Services LLC, a limited liability company, whose other member is Dana Commercial Credit Corporation, as adjusted for ProLogis’ proportionate share of ProLogis Equipment Services’ earnings. In September 2002, ProLogis Equipment Services sold substantially all of its operating assets to an affiliate of General Electric Capital Corporation (“GE Capital”), ProLogis’ largest shareholder from May 2002, when it acquired Security Capital Group Incorporated (“Security Capital”), to July 2003 (see Note 5). ProLogis expects that ProLogis Equipment Services will be fully liquidated during 2003.

     For the nine months ended September 30, 2003 and 2002, ProLogis recognized a loss of $5,000 and income of $4,000, respectively, from its investment in Insight (recognized in the first quarter in each period). For the nine months ended September 30, 2003 and 2002, ProLogis recognized income from its investment in ProLogis Equipment Services of $57,000 (recognized in the first quarter) and $622,000 (recognized in the third quarter), respectively. In March 2002, ProLogis recognized a loss of $2,073,000 representing its share of an impairment charge recognized by GoProLogis Incorporated (“GoProLogis”), an unconsolidated investee of ProLogis. The impairment charge was recognized by GoProLogis to reflect the carrying value of its investment in Vizional Technologies, Inc. at zero. ProLogis recognizes 98% of the earnings or losses of GoProLogis. ProLogis’ investment in GoProLogis has been written down to zero.

4. Borrowings:

Senior Unsecured Notes

     ProLogis has issued senior unsecured notes that bear interest at fixed rates to be paid on a semi-annual basis (the “Notes”). At September 30, 2003, the Notes outstanding aggregated $1.9 billion, including $300.0 million of Notes with a coupon rate of 5.5% per annum (an effective interest rate of 5.55% per annum) that were issued on February 24, 2003. The Notes issued in February 2003 generated net proceeds of $297.5 million, mature on March 1, 2013 and provide for semi-annual interest payments beginning on September 1, 2003. ProLogis repaid $125.0 million of Notes that matured on October 1, 2003.

     The Notes outstanding at September 30, 2003 are subordinated to ProLogis’ secured debt to the extent of the value of the assets pledged to secure this debt. The Notes are effectively subordinated to ProLogis’ 40.0 billion yen revolving line of credit with Sumitomo Mitsui Banking Corporation (“Sumitomo Mitsui”) to the extent of amounts borrowed on this revolving line of credit by certain consolidated subsidiaries of ProLogis that are not permitted by law to provide guarantees to ProLogis’ other debtors. The Notes are also effectively subordinated to ProLogis’ 25.0 million pound sterling revolving line of credit with the Royal Bank of Scotland. The Notes are redeemable at any time at ProLogis’ option. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the $160.0 million of Notes issued on November 20, 1997, note purchase agreements. Under the terms of the indenture agreement and the note purchase agreements, ProLogis must meet certain financial covenants. ProLogis was in compliance with all such covenants as of September 30, 2003.

Secured Debt

     In March 2003, ProLogis, through one of its majority-owned and controlled partnerships, entered into two secured debt agreements with Allstate Life Insurance Company. The principal amounts of the debt, $31.0 million on a combined basis, are due in March 2013 and interest at an annual rate of 5.56% is due monthly. The debt agreements are secured by operating properties located in the San Francisco (East Bay) market. The proceeds from these debt agreements were primarily used to repay existing secured debt issues of the partnership.

Short-term Borrowing Arrangements

     In June 2003, ProLogis extended the maturity of its $60.0 million multi-currency (U.S. dollar, euro, pound sterling or yen) discretionary line of credit from June 6, 2003 to November 8, 2003 to coincide with the maturity date of its $100.0 million multi-currency revolving line of credit. Bank of America N.A. acts as administrative agent for both facilities. No borrowings were outstanding on the discretionary line of credit at September 30, 2003. On October 30, 2003, ProLogis renewed its $60.0 million multi-currency discretionary line of credit under substantially the same terms with a maturity date of November 8, 2004. On November 7, 2003, ProLogis renewed and extended its $100.0 million multi-currency revolving line of credit. (U.S. dollar, euro pound sterling or yen) under substantially the same terms with a maturity date of November 5, 2004. The agreement may be further extended for one year at ProLogis’ option. No borrowings were outstanding on the $60.0 million discretionary line of credit or on the $100.0 million revolving line of credit at September 30, 2003.

     In July 2003, ProLogis renewed its 25.0 million pound sterling (the currency equivalent of approximately $40.0 million as of September 30, 2003) revolving line of credit with the Royal Bank of Scotland under substantially the same terms with a maturity date of July 31, 2004. No borrowings were outstanding on this revolving line of credit at September 30, 2003.

     On August 5, 2003, ProLogis entered into a credit agreement with a syndicate of 13 banks with Sumitomo Mitsui acting as agent for the syndicate. The new credit agreement provides for a 40.0 billion yen (the currency equivalent of approximately $361.9 million at September 30, 2003) revolving line of credit, replacing ProLogis’ existing 24.5 billion yen revolving line of credit. Borrowings under the new revolving line of credit, which matures on August 5, 2006, bear interest at TIBOR plus 0.90% and ProLogis pays an unused commitment fee of 0.25% per annum. The credit agreement can be extended for one year at ProLogis’ option and ProLogis pays an extension fee of 0.25%. After closing on the new credit agreement, amounts outstanding under a separate short-term borrowing arrangement with Sumitomo Mitsui were repaid with borrowings under the new revolving line of credit and the short-term borrowing arrangement was terminated. At September 30, 2003, 25.5 billion yen (the currency equivalent of approximately $230.7 million at September 30, 2003) was outstanding on the 40.0 billion yen revolving line of credit.

     On August 8, 2003, ProLogis entered into a credit agreement with a syndicate of 23 banks with ABN AMRO Bank N.V. and Banc of America Securities Limited as mandated lead arrangers and SG Corporate & Investment Banking as lead arranger. The new credit agreement provides for a 450.0 million euro (the currency equivalent of approximately $504.5 million at September 30, 2003) revolving line of credit, replacing ProLogis’ existing 325.0 million euro revolving line of credit. Borrowings under the new revolving line of credit, which may also be denominated in pound sterling, U.S. dollars and yen, bear interest at the appropriate Interbank Offered Rate for the currency borrowed plus 0.80%. The credit agreement matures on August 8, 2006 and ProLogis pays an unused commitment fee of 0.32% per annum. At September 30, 2003, 241.3 million euro and 20.0 million pound sterling (the currency equivalent of approximately $302.6 million at September 30, 2003) were outstanding on the 450.0 million euro revolving line of credit.

     At September 30, 2003, ProLogis was in compliance with all covenants contained in its credit agreements.

Long-Term Debt Maturities

     The approximate principal payments on ProLogis’ Notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding at September 30, 2003 that are due during the remainder of 2003, during the other years in the five-year period ending December 31, 2007 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2003	$127,628
2004	314,822
2005	108,886
2006	320,152
2007	331,757
2008 and thereafter	1,218,830

Total principal due	2,422,075
Less: Original issue discount	(2,068)

Total carrying value	$2,420,007

Interest Expense

     Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gross interest expense(1)(2)	$46,613	$45,022	$139,930	$133,747
Premium/discount recognized, net	95	78	276	236
Amortization of deferred loan costs	1,547	1,162	4,471	3,696

	48,255	46,262	144,677	137,679
Less: capitalized amounts	(9,186)	(10,503)	(28,821)	(20,889)

Net interest expense	$39,069	$35,759	$115,856	$116,790

(1)	Includes the stated interest on the debt instrument plus applicable fees.

(2)	Interest paid in cash for the three months ended September 30, 2003 and 2002 was $44.9 million and $39.3 million, respectively, and $134.3 million and $129.2 million for the nine months ended September 30, 2003 and 2002, respectively.

5. Shareholders’ Equity:

Common Shares

     ProLogis had 179,684,192 and 178,145,614 common shares of beneficial interest, par value $0.01 per share (“Common Shares”) outstanding at September 30, 2003 and December 31, 2002, respectively.

     ProLogis’ holders of Common Shares may acquire additional Common Shares by automatically reinvesting distributions under the 1999 Dividend Reinvestment and Share Purchase Plan (the “1999 Common Share Plan”). Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive distributions as declared. The 1999 Common Share Plan also allows both holders of Common Shares and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1999 Common Share Plan at a price ranging from 98% to 100% of the market price of such Common Shares. Under the 1999 Common Share Plan, ProLogis generated net proceeds of $20.5 million from the issuance of 799,000 Common Shares during the nine months ended September 30, 2003.

     ProLogis has a Common Share repurchase program under which it may repurchase up to $215.0 million of its Common Shares. Common Share repurchases have been and, to the extent they continue, will occur in the open market and through privately negotiated transactions, depending on market prices and other conditions. Common Share repurchases since the program’s inception in January 2001 and through September 30, 2003 are as follows (amounts in thousands of U.S. dollars as applicable):

	Number of	Total
	Shares	Cost(1)

2001	778,400	$15,992
2002(2)	4,404,800	105,158
Through September 30, 2003	387,900	9,771

Totals	5,571,100	$130,921

(1)	Includes fees and commissions paid.

(2)	Includes 393,600 Common Shares that were repurchased from employees to retire $9.7 million of outstanding employee share purchase notes originally issued in 1997.

     ProLogis’ employees participate in a long-term incentive plan (the “Incentive Plan”). Compensation under the Incentive Plan is generally in the form of Common Shares. Under the Incentive Plan, a total of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) can be awarded and 6,478,000 Common Shares are available for future awards as of

September 30, 2003. ProLogis generated net proceeds of $16.8 million from the issuance of 821,000 Common Shares and 272,000 Common Shares were issued as dividend equivalent units and performance share awards under the Incentive Plan during the nine months ended September 30, 2003. Also during the nine months ended September 30, 2003, certain employees who earned performance share awards under the Incentive Plan received cash payments aggregating $4.1 million in lieu of receiving Common Shares.

     In May 2001, ProLogis’ shareholders approved the establishment of the ProLogis Employee Share Purchase Plan (the “Employee Share Plan”). Under the terms of the Employee Share Plan, employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. Subject to certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. During the nine months ended September 30, 2003, 34,000 Common Shares were purchased under the Employee Share Plan generating net proceeds to ProLogis of $0.7 million.

Preferred Shares

     On July 1, 2003, ProLogis redeemed all of its outstanding Series E cumulative redeemable preferred shares of beneficial interest (“Series E Preferred Shares”) at the price of $25.00 per share, plus $0.3685 in accrued and unpaid dividends, for a redemption value of $25.3685 per Series E Preferred Share. All 2,000,000 outstanding Series E Preferred Shares were redeemed at a total cost of $50.7 million. The excess of the redemption value of the Series E Preferred Shares over the carrying value of the Series E Preferred Shares of $3.6 million was recognized as a charge to earnings in accordance with Financial Accounting Standards Board (“FASB”)-Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” In addition to issuance costs, the carrying value of the Series E Preferred Shares redeemed included a purchase accounting adjustment recognized when these shares were issued as part of ProLogis’ merger with Meridian Industrial Trust, Inc. in 1999.

     In 2001, ProLogis redeemed its outstanding Series A cumulative redeemable preferred shares of beneficial interest (“Series A Preferred Shares”) and its remaining outstanding Series B cumulative convertible redeemable preferred shares of beneficial interest (“Series B Convertible Preferred Shares”). In applying FASB-EITF Topic D-42 in 2001, ProLogis did not include the original issuance costs associated with the Series A Preferred Shares or the Series B Convertible Preferred Shares as part of their carrying value because ProLogis had recorded the associated issuance costs as a reduction to “Additional paid-in capital” and not as a reduction to the carrying value of the preferred shares in its Consolidated Condensed Balance Sheets. In July 2003, the SEC Staff issued a clarification of the SEC’s position on the application of FASB-EITF Topic D-42. The SEC Staff’s position is that in applying Topic D-42, the carrying value of preferred shares that are redeemed should be reduced by the amount of original issuance costs, regardless of where in shareholders’ equity those costs are reflected.

     In accordance with the clarification of the application of FASB-EITF Topic D-42 by the SEC Staff, ProLogis will restate “Net earnings attributable to Common Shares” for the year ended December 31, 2001 to reflect a charge for the excess of the redemption value over the carrying value of the Series A Preferred Shares and the Series B Convertible Preferred Shares that were redeemed in 2001. This restatement results in the recognition of a charge of $4.8 million and reduces ProLogis’ reported “Net earnings attributable to Common Shares” by $4.8 million and its “Net earnings attributable to Common Shares per share” by $0.03 per diluted share. Further, the “Additional paid-in capital” and “Distributions in excess of net earnings” balances as of December 31, 2002 that are presented in the accompanying Consolidated Condensed Balance Sheet as of that date have been restated to reflect this charge.

     On October 31, 2003, ProLogis announced the pricing of a public offering of Series F cumulative redeemable preferred shares of beneficial interest (“Series F Preferred Shares”) with a stated liquidation preference of $25.00 per share. ProLogis expects to issue 5,000,000 Series F Preferred Shares on November 28, 2003, assuming an underwriters’ over-allotment of 600,000 shares is exercised. Net proceeds of the offering are expected to be $121.0 million. The holders of the Series F Preferred Shares will have, subject to certain conditions, limited voting rights and are entitled to receive cumulative preferential dividends of 6.75% of their stated liquidation preference, or $1.6875 per share. Such dividends will be payable quarterly in arrears on the last day of March, June, September and December, when and if, declared by the Board, out of funds legally available for payment of dividends. The first dividend will be payable on December 31, 2003. The Series F Preferred Shares can be redeemed at ProLogis’ option beginning on or after November 28, 2008. With respect to the payment of dividends, the Series F Preferred Shares rank on parity with ProLogis’ other series of preferred shares outstanding.

     On October 31, 2003, ProLogis announced its intention to redeem 5,000,000 of its outstanding Series D cumulative redeemable preferred shares of beneficial interest (“Series D Preferred Shares”) at the stated redemption price per share of $25.00 plus $0.3355 per share in accrued and unpaid dividends, for a redemption value of $25.3355 per share, or $126.7 million. The redemption is scheduled to occur on December 1, 2003. ProLogis anticipates funding the redemption cost with the expected proceeds from the issuance of Series F Preferred Shares on November 28, 2003. The excess of the redemption value over the carrying value of the Series D Preferred Shares is approximately $4.2 million. ProLogis will recognize this amount as a charge to earnings in the fourth quarter of 2003 in accordance with FASB-EITF Topic D-42. After the redemption, ProLogis will have 5,000,000 Series D Preferred Shares outstanding with an aggregate stated liquidation value of $125.0 million.

Shelf Registration

     ProLogis increased the amount of its shelf-registered securities by $692.0 million in May 2003. As of September 30, 2003, ProLogis could issue $1.0 billion of securities in the United States under the shelf registration statement on file with the SEC subject to its ability to affect an offering on satisfactory terms. ProLogis expects to issue $125.0 million of shelf-registered securities in the form of Series F Preferred Shares on November 28, 2003 with the remaining amount available to be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis.

Significant Shareholder

     On July 21, 2003, Security Capital, an indirect wholly owned subsidiary of GE Capital, divested all of its holdings of Common Shares. Security Capital was previously ProLogis’ largest shareholder through its ownership of 8.8% of ProLogis’ outstanding Common Shares.

6. Distributions and Dividends:

Common Share Distributions

     In December 2002, the Board announced a projected increase in the annual distribution level for 2003 from $1.42 to $1.44 per Common Share. The payment of Common Share distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis. The Board declared a distribution of $0.36 per Common Share for each of the first, second and third quarters of 2003. These distributions were paid on February 28, 2003, May 30, 2003 and August 29, 2003 to holders of Common Shares on February 14, 2003, May 16, 2003 and August 15, 2003, respectively.

Preferred Share Dividends

     The annual dividend on ProLogis’ Series C cumulative redeemable preferred shares of beneficial interest (“Series C Preferred Shares”) is $4.27 per share. The annual dividend on ProLogis’ Series D Preferred Shares is $1.98 per share. The annual dividend on ProLogis’ Series E Preferred Shares is $2.19 per share. The Series E preferred shares were redeemed on July 1, 2003 (see Note 5).

     On January 31, 2003 and April 30, 2003, ProLogis paid a quarterly dividend of $0.5469 per Series E Preferred Share. On March 31, 2003, June 30, 2003 and September 30, 2003, ProLogis paid quarterly dividends of $1.0675 per Series C Preferred Share and $0.495 per Series D Preferred Share.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

7. Earnings Per Common Share:

     A reconciliation of the denominator used to calculate basic net earnings (loss) attributable to Common Shares per share to the denominator used to calculate diluted net earnings (loss) attributable to Common Shares per share for the periods indicated (in thousands of U.S. dollars, except per share amounts) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings (loss) attributable to Common Shares	$(7,379)	$25,212	$78,807	$137,043

Weighted average Common Shares outstanding – Basic(1)	179,458	178,336	179,023	177,626
Incremental weighted average effect of potentially dilutive instruments(2)	—	2,449	2,883	2,183

Adjusted weighted average Common Shares outstanding – Diluted	179,458	180,785	181,906	179,809

Net earnings (loss) attributable to Common Shares per share – Basic	$(0.04)	$0.14	$0.44	$0.77

Net earnings (loss) attributable to Common Shares per share – Diluted	$(0.04)	$0.14	$0.43	$0.76

(1)	For all periods presented the effect of weighted average limited partnership units on an as-converted basis was anti-dilutive. Weighted average limited partnership units that are not included in the calculation of diluted net earnings (loss) attributable to Common Shares per share are 4,791,000 for both the three and nine months ended September 30, 2003 and 4,914,000 and 4,980,000 for the three and nine months ended September 30, 2002, respectively.

(2)	Total weighted average potentially dilutive instruments outstanding were 10,255,000 and 10,085,000 for the three months ended September 30, 2003 and 2002, respectively, and 10,525,000 and 10,366,000 for the nine months ended September 30, 2003 and 2002, respectively. Of the total weighted average potentially dilutive instruments, 102,500 and 82,000 were antidilutive for the three months ended September 30, 2003 and 2002, respectively and 34,500 and 1,571,000 were antidilutive for the nine months ended September 30, 2003 and 2002, respectively.

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

     ProLogis’ two reportable business segments as of September 30, 2003 are:

•	Property operations - Representing the long-term ownership, management and leasing of industrial distribution properties in the United States, Mexico, Europe and Japan (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager). Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

•	CDFS business - Representing the development, acquisition and rehabilitation and/or the acquisition and repositioning of industrial distribution properties by ProLogis and Kingspark S.A. (which is consolidated in ProLogis’ financial statements as of July 1, 2002) in the United States, Mexico, Europe and Japan with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager, or to sell the developed properties to third parties. Additionally, ProLogis and Kingspark S.A. earn fees for development activities on behalf of customers or third parties and realize profits from the sale of land parcels when their development plans no longer include the land parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. The assets of the CDFS business segment include all of ProLogis’ properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to a property fund or sold to a third party and the period between the acquisition of a property that is being rehabilitated and/or repositioned and the date the property is contributed to a

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

     For each of ProLogis’ two reportable business segments, reconciliations are presented below for: (i) income from external customers to ProLogis’ total income; (ii) earnings from operations from external customers to ProLogis’ earnings from operations; and (iii) assets to ProLogis’ total assets. The earnings from operations of the property operations segment consists of rental income and net rental expenses as well as amounts recognized under the equity method from ProLogis’ investments in the property funds. The earnings from operations of the CDFS business segment consists of the income ProLogis presents as “Other real estate income”, the amounts recognized under the equity method from its investments in CDFS business entities and land holding costs and pursuit costs written off related to CDFS business segment activities that are presented as “Other expenses.” All other items included in earnings from operations in ProLogis’ Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) are reflected as reconciling items. ProLogis’ chief operating decision makers rely primarily on earnings from operations and similar measures to make decisions about allocating resources and assessing segment performance. The following reconciliations are presented in thousands of U.S. dollars:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income:
Property operations:
United States(1)(2)	$114,596	$109,830	$349,584	$340,997
Mexico(2)	3,549	3,824	13,339	14,269
Europe(1)(3)	5,814	9,038	20,438	21,587
Japan(1)	699	16	1,387	16

Total property operations segment	124,658	122,708	384,748	376,869

CDFS business:
United States(4)	11,673	11,058	50,315	40,691
Mexico(5)	4,025	884	4,025	11,741
Europe(6)(7)	5,760	21,929	25,147	62,279
Japan(8)	4,940	6,320	8,433	6,733

Total CDFS business segment	26,398	40,191	87,920	121,444

Reconciling items:
Loss from other unconsolidated investees(9)	(34,502)	(28,485)	(27,760)	(18,481)
Interest and other income	223	536	1,199	1,911

Total reconciling items	(34,279)	(27,949)	(26,561)	(16,570)

Total income	$116,777	$134,950	$446,107	$481,743

Earnings from operations:
Property operations:
United States(1)(2)	$107,123	$103,336	$323,236	$318,420
Mexico(2)	3,422	3,696	13,245	13,873
Europe(1)(3)	5,148	7,182	18,730	19,565
Japan(1)	699	16	1,381	16

Total property operations segment	116,392	114,230	356,592	351,874

CDFS business:
United States(4)	10,459	9,840	47,412	37,872
Mexico(5)	3,990	826	3,980	11,675
Europe(6)(7)	5,702	21,869	25,089	61,983
Japan(8)	4,940	6,320	8,433	6,733

Total CDFS business segment	25,091	38,855	84,914	118,263

Reconciling items:
Loss from other unconsolidated investees(9)	(34,502)	(28,485)	(27,760)	(18,481)
Interest and other income	223	536	1,199	1,911
General and administrative expense	(16,432)	(14,222)	(46,671)	(40,650)
Depreciation and amortization expenses	(41,378)	(38,357)	(123,613)	(110,533)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest expense	(39,069)	(35,759)	(115,856)	(116,790)

Total reconciling items	(131,158)	(116,287)	(312,701)	(284,543)

Earnings from operations	$10,325	$36,798	$128,805	$185,594

	September 30,	December 31,
	2003	2002

Assets:
Property operations:
United States(2)(10)(11)	$3,718,848	$3,740,050
Mexico(2)(12)	111,754	94,602
Europe(10)(13)	814,068	723,670
Japan(10)	18,573	3,396

Total property operations segment	4,663,243	4,561,718

CDFS business:
United States	221,138	260,692
Mexico	24,756	29,865
Europe(10)	558,169	567,140
Japan	215,091	123,650

Total CDFS business segment	1,019,154	981,347

Reconciling items:
Investments in other unconsolidated investees(10)	160,760	182,769
Cash and cash equivalents	154,640	110,809
Accounts receivable	7,274	12,864
Other assets	78,001	74,018

Total reconciling items	400,675	380,460

Total assets	$6,083,072	$5,923,525

(1)	Amounts include the operations of ProLogis that are reported on a consolidated basis and the amounts recognized under the equity method from ProLogis’ investment in the property funds. See Note 3.

(2)	Although certain properties owned by ProLogis North American Properties Fund V are located in Mexico (15 properties as of September 30, 2003 and 13 properties as of December 31, 2002), ProLogis classifies its entire investment and the associated income recognized under the equity method from its investment in this property fund as part of its United States income, earnings from operations and assets of the property operations segment.

(3)	Amounts recognized under the equity method include net foreign currency exchange losses of $4.4 million and $12.2 million for the three and nine months ended September 30, 2003, respectively, and net foreign currency exchange losses of $0.6 million and $3.3 million for the three and nine months ended September 30, 2002, respectively. See Note 3.

(4)	Includes net gains recognized by ProLogis related to the contributions of properties to property funds of $10.7 million and $45.5 million for the three and nine months ended September 30, 2003, respectively, and $10.9 million and $39.6 million for the three and nine months ended September 30, 2002, respectively. See Note 3.

(5)	Includes net gains recognized by ProLogis related to the contributions of properties to ProLogis North American Properties Fund V of $4.0 million for both the three and nine months ended September 30, 2003, and $0.9 million and $11.6 million for the three and nine months ended September 30, 2002, respectively. See Note 3.

(6)	Includes amounts recognized under the equity method related to ProLogis’ investments in Kingspark S.A. and Kingspark LLC of $29.5 million for the nine months ended September 30, 2002, including $4.5 million of net foreign currency exchange gains and $10.5 million of net gains related to the contributions of properties to ProLogis European Properties Fund by Kingspark S.A.. See Notes 1 and 3.

(7)	Includes net gains recognized by ProLogis (including amounts earned by Kingspark S.A. after June 30, 2002) related to the contributions of properties to ProLogis European Properties Fund of $4.1 million and $22.4 million for the three and nine months ended September 30, 2003, respectively, and $19.8 million and $30.6 million of for the three and nine months ended September 30, 2002, respectively.

(8)	Includes a net gain recognized by ProLogis related to the contributions of properties to ProLogis Japan Properties Fund of $4.9 million and $8.4 million for the three and nine months ended September 30, 2003, respectively, and $6.2 million for both the three and nine months ended September 30, 2002.

(9)	Includes losses recognized under the equity method from ProLogis’ investments in temperature-controlled distribution companies of $34.5 million and $27.8 million for the three and nine months ended September 30, 2003, respectively, and losses of $29.1 million and $17.0 million for the three and nine months ended September 30, 2002, respectively, See Note 3.

(10)	Amounts include investments in entities accounted for under the equity method. See Note 3.

(11)	Includes $328.9 million and $326.8 million of properties that originated in the CDFS business segment as of September 30, 2003 and December 31, 2002, respectively.

(12)	Includes $56.2 million and $45.3 million of properties that originated in the CDFS business segment as of September 30, 2003 and December 31, 2002, respectively.

(13)	Includes $400.6 million and $290.9 million of properties that originated in the CDFS business segment as of September 30, 2003 and December 31, 2002, respectively.

9. Supplemental Cash Flow Information:

     Non-cash investing and financing activities for the nine months ended September 30, 2003 and 2002 were as follows:

•	ProLogis received ownership interests of $50.4 million and $53.1 million in property funds as a result of the contributions of properties during the nine months ended September 30, 2003 and 2002, respectively.

•	Net foreign currency translation adjustments of $45.5 million and $65.3 million were recognized during the nine months ended September 30, 2003 and 2002, respectively.

•	During the nine months ended September 30, 2003 and 2002, ProLogis capitalized $3.3 million and $3.0 million, respectively, of its total share-based compensation cost to the investment basis of its real estate assets.

•	As partial consideration for certain property contributions, ProLogis received $69.7 million of the proceeds from ProLogis North American Properties Fund V in the form of a note receivable in March 2003. This note was repaid prior to June 30, 2003. As partial consideration for certain property contributions, ProLogis received $24.9 million of the proceeds from ProLogis North American Properties Fund V in the form of a note receivable in September 2003.

•	On July 1, 2002, ProLogis began presenting its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis. See Note 1. Prior to this change in reporting method, ProLogis’ investments in Kingspark S.A. and Kingspark LLC were presented under the equity method. At June 30, 2002, ProLogis’ combined investments in Kingspark S.A. and Kingspark LLC were $510.1 million (net of amounts deferred related to the portion of the gains that do not qualify for current income recognition of $19.5 million-see Note 3). Kingspark S.A. and Kingspark LLC had combined total assets of $644.0 million; combined liabilities to third parties of $114.1 million; combined minority interest liability to ProLogis of $529.6 million (including loans of $429.7 million) and net equity of $0.3 million as of July 1, 2002.

•	Limited partnership units aggregating $1.1 million were converted into Common Shares in 2002.

10. Related Party Transactions:

     During the nine months ended September 30, 2003, ProLogis paid a fee of $4.1 million to an affiliate of Macquarie Bank related to capital raised in ProLogis European Properties Fund. Macquarie Bank has an ownership interest in the manager of the ProLogis-Macquarie Fund. See Note 3.

     During the nine months ended September 30, 2002, ProLogis paid a fee of $4.3 million to an affiliate of GE Capital related to capital raised in ProLogis North American Properties Fund V. On July 21, 2003, GE Capital divested all of its holdings of Common Shares. See Notes 3 and 5.

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Trustees and Shareholders
ProLogis:

We have reviewed the accompanying consolidated condensed balance sheet of ProLogis and subsidiaries as of September 30, 2003, and the related consolidated condensed statements of earnings (loss) and comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These consolidated condensed financial statements are the responsibility of ProLogis’ management.

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

KPMG LLP

San Diego, California
October 22, 2003, except as to
  paragraph 4 of note 4, and
  paragraphs 9, 10 and 11 of note 5,
  which are as of November 7, 2003

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with ProLogis’ Consolidated Condensed Financial Statements and the related notes included in Item 1 of this report and ProLogis’ 2002 Annual Report on Form 10-K.

     Some statements contained in this discussion are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management’s beliefs and assumptions made by management, they involve uncertainties that could significantly impact ProLogis’ financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements include, but are not limited to, the discussions concerning ProLogis’ expectations with respect to economic conditions and geopolitical concerns and uncertainties in the geographic markets in which it operates, its ability to raise private capital and generate income in the CDFS business segment, including the discussions with respect to ProLogis’ expectations as to the availability of capital in its existing property funds or the availability of capital through other sources to be used to acquire ProLogis’ stabilized developed properties that are expected to be available for future contribution, and its plans for its temperature-controlled distribution operations. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors that may affect outcomes and results include: (i) changes in general economic conditions in ProLogis’ markets that could adversely affect demand for ProLogis’ properties and the creditworthiness of ProLogis’ customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis’ cost of capital, its ability to meet its financial needs and obligations and its results of operations; (iii) increased or unanticipated competition for distribution properties in ProLogis’ markets; (iv) the availability of private capital to acquire its ProLogis’ CDFS assets; (v) geopolitical concerns and uncertainties; and (vi) those additional factors discussed in ProLogis’ 2002 Annual Report on Form 10-K.

Results of Operations

Nine Months Ended September 30, 2003 and 2002

     ProLogis’ net earnings attributable to Common Shares were $78.8 million and $137.0 million for the nine months ended September 30, 2003 and 2002, respectively. Diluted net earnings attributable to Common Shares were $0.43 per share and $0.76 per share for the nine months ended September 30, 2003 and 2002, respectively.

     ProLogis has two reportable business segments. The property operations segment generated earnings from operations of $356.6 million for the nine months in 2003 and $351.9 million for the nine months in 2002, an increase of $4.7 million in 2003 from the same period in 2002. The CDFS business segment generated earnings from operations of $84.9 million for the nine months in 2003 and $118.3 million for the nine months in 2002, a decrease of $33.4 million in 2003 from the same period in 2002. In addition, ProLogis recognized losses from its investments in other unconsolidated investees, primarily companies operating temperature controlled distribution and storage networks, of $27.8 million for the nine months in 2003 and $18.5 million for the nine months in 2002, an increase in the net loss recognized of $9.3 million in 2003 from the same period in 2002. See “—Property Operations”, “—CDFS Business” and “—Other Income and Expense Items-Income from Unconsolidated Investees”.

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

	September 30, 2003		December 31, 2002		September 30, 2002

		Square		Square		Square
	Number	Feet	Number	Feet	Number	Feet

Direct ownership(1)	1,232	129,551	1,230	127,956	1,203	121,560
Property Funds:
ProLogis California(2)	79	13,017	79	13,017	79	13,017
ProLogis North American Properties Fund I(3)	36	9,406	36	9,406	36	9,406
ProLogis North American Properties Fund II(4)	27	4,477	27	4,477	27	4,477
ProLogis North American Properties Fund III(4)	34	4,380	34	4,380	34	4,380
ProLogis North American Properties Fund IV(4)	17	3,475	17	3,475	17	3,475
ProLogis North American Properties Fund V(5)	90	20,737	57	11,979	45	9,746
ProLogis European Properties Fund(6)	210	42,246	193	35,700	182	33,364
ProLogis Japan Properties Fund(7)	4	1,153	1	199	1	199

Subtotal property funds	497	98,891	444	82,633	421	78,064

Totals	1,729	228,442	1,674	210,589	1,624	199,624

(1)	Includes operating properties directly owned by ProLogis as of the dates indicated. Includes the operating properties that ProLogis intends to hold for long-term investment, as well as the operating properties that ProLogis developed in the CDFS business segment that it intends to contribute to, and hold through, a property fund or sell to a third party and properties that ProLogis acquired in the CDFS business segment that it intends to contribute to, and hold through, a property fund, including properties that are being or have been rehabilitated and/or repositioned. Consequently, the size of this portfolio will fluctuate from period to period. Also, ProLogis may, as necessary, contribute operating properties intended for direct long-term investment to a property fund in order to meet the leasing, geographic and volume requirements of a property fund’s third party investors. The increase in the number and the square feet of properties directly owned at September 30, 2003 from September 30, 2002 is due to: (i) acquisitions subsequent to September 30, 2002 (51 properties acquired since that date of which only 13 have been contributed to a property fund after rehabilitation and/or repositioning was completed); (ii) completed developments that have not yet been contributed to property funds (18 developments that were completed since September 30, 2002 have not yet been contributed to property funds); and (iii) the net addition of three properties owned by CSI that are now included in ProLogis’ operating portfolio (see Notes 1 and 3 to ProLogis' Consolidated Condensed Financial Statements in Item 1). During the period from September 30, 2002 to September 30, 2003, ProLogis contributed or sold 30 properties that had been acquired or developed prior to September 30, 2002. ProLogis believes that weak economic conditions in certain western European countries and in the United States and geopolitical concerns and related uncertainties have led to the slowdown in leasing activity that has been experienced in both the United States and Europe since late 2002. The slowing in customers’ leasing decisions has resulted in delays in the contributions of properties to property funds because the properties that are contributed to property funds generally must meet certain leasing criteria.

(2)	ProLogis had a 50% ownership interest in the property fund as of each date.

(3)	ProLogis had a 41.3% ownership interest in the property fund as of each date.

(4)	ProLogis had a 20% ownership interest in the property fund as of each date.

(5)	ProLogis had a 14.0% ownership interest in ProLogis North American Properties Fund V at September 30, 2003. ProLogis’ ownership interest in this property fund has been between 14.0% and 16.9% since it began operations on March 28, 2002. The 45 operating properties acquired by this property fund since September 30, 2002 were all contributed by ProLogis.

(6)	ProLogis’ ownership interest in ProLogis European Properties Fund was 29.9%, 29.6% and 29.3% at September 30, 2003, December 31, 2002 and September 30, 2002, respectively. From September 30, 2002 to September 30, 2003, ProLogis European Properties Fund acquired nine properties from third parties, in addition to the properties that were contributed by ProLogis.

(7)	ProLogis has had a 20% ownership interest in ProLogis Japan Properties Fund since it began operations on September 24, 2002. Three of the properties owned by this property fund were contributed by ProLogis and the remaining property was acquired from a third party.

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

     The amounts recognized under the equity method represent ProLogis’ share of the earnings of each property fund based on its ownership interest in the property fund and include the following income and expense items, in addition to rental income and net rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) net foreign currency exchange gains or losses, with respect to ProLogis European Properties Fund. ProLogis’ earnings from operations from the property operations segment for the periods indicated are presented below (in thousands of U.S. dollars). See Note 8 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Nine Months Ended
	September 30,

	2003	2002

Properties directly owned by ProLogis:
Rental income(1)	$336,243	$332,631
Rental expenses, net of recoveries(2)	28,156	24,995

Net operating income	308,087	307,636

Property funds (3):
Income from ProLogis California(4)	10,668	11,040
Income from ProLogis North American Properties Fund I	4,248	4,724
Income from ProLogis North American Properties Fund II(4)	1,744	2,459
Income from ProLogis North American Properties Fund III	2,134	2,128
Income from ProLogis North American Properties Fund IV	1,247	1,484
Income from ProLogis North American Properties Fund V(5)	9,500	4,594
Income from ProLogis European Properties Fund(6)	17,747	17,793
Income from ProLogis Japan Properties Fund(7)	1,217	16

Subtotal property funds	48,505	44,238

Total property operations segment	$356,592	$351,874

(1)	The number and composition of operating properties in the direct owned portfolio throughout the periods presented impact rental income for each period. Rental income for the nine months in 2003 includes $4.3 million of net termination and renegotiation fees as compared to $6.8 million of such fees recognized for the same period in 2002. ProLogis cannot predict the levels of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing the vacant space associated with the lease terminations in a timely manner. Rental income, excluding net termination and renegotiation fees, increased by $6.1 million in the first nine months of 2003 as compared to the same period in 2002.

(2)	The number and composition of operating properties in the direct owned portfolio throughout the periods presented impact rental expenses for each period. However, the increase in net rental expenses for the nine months in 2003 is also due to the lower occupancy levels experienced during the nine months in 2003 as compared to the same period in 2002. Lower occupancy levels result in certain fixed costs being incurred directly by ProLogis in instances where customers are not occupying the space to which the expenses relate. Additionally, ProLogis will absorb a higher percentage of common area costs when occupancy levels are lower because there are fewer customers available from whom these costs can be recovered. Accordingly, rental expenses, before recoveries, were 31.0% of rental income for the nine months in 2003 as compared to 28.6% of rental income for the same period in 2002. Total rental expense recoveries were 73.0% and 73.7% of total rental expenses for the nine months in 2003 and 2002, respectively.

(3)	Amounts recognized from each property fund include fees earned by ProLogis. In addition to property and asset management fees earned, ProLogis earns fees for leasing and development activities performed on behalf of the property fund. Amounts from period to period can vary based on the level of these activities. In addition, ProLogis earns fees from ProLogis North American Properties Fund V for other activities, including acquisition activities and loan placement activities, and ProLogis can also earn performance fees based on the operating results of this property fund.

(4)	The decrease in the amount recognized for the nine months in 2003 from the nine months in 2002 is primarily the result of operating property performance, primarily declines in average occupancy levels.

(5)	ProLogis North American Properties Fund V began operations on March 28, 2002. The increase in the amount recognized for the nine months in 2003 from the amount recognized for the nine months in 2002 is primarily attributable to the increase in the number of properties owned by ProLogis North American Properties Fund V during the nine months in 2003 as compared to the nine months in 2002 and the number of months the entity was in operation during each period (only six months of operations in 2002). The larger number of properties results in an increase in the earnings of the property fund of which ProLogis recognizes its proportionate share under the equity method. Also, ProLogis will earn higher property and asset management fees as the number of properties managed in the property fund increases.

(6)	Amounts presented include net foreign currency exchange losses of $12.2 million and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively. Excluding these net foreign currency exchange losses, ProLogis’ proportionate share of the earnings of ProLogis European Properties Fund would be $29.9 million and $21.1 million for the nine months in 2003 and 2002, respectively. The increase in the income recognized by ProLogis from its ownership in this property fund, excluding net foreign currency exchange losses for the nine months in 2003, is primarily the result of the additional properties owned by the property fund during this period as compared to the nine months in 2002. Additionally, the average foreign currency exchange rate at which ProLogis translates the net earnings of the ProLogis European Properties Fund to U.S. dollars was greater during the nine months in 2003 than during the same period in 2002, resulting in a higher translated net earnings on which ProLogis recognizes its proportionate share as income under the equity method.

(7)	ProLogis Japan Properties Fund began operations on September 24, 2002.

     The stabilized operating properties owned by ProLogis and the property funds were 90.8% leased and 89.3% occupied at September 30, 2003. ProLogis’ stabilized occupancy levels at September 30, 2003 have decreased from the September 30, 2002 levels (91.4% leased and 90.0% occupied). ProLogis defines its stabilized properties as those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions, or development and marketing programs in the case of newly developed properties, have been in effect for a sufficient period of time, up to 12 months, to achieve stabilized occupancy, typically 93%.

     ProLogis believes that the stabilized occupancy levels it is experiencing in the United States in 2003 are primarily the result of weak economic conditions that have resulted in a slowing of customer leasing decisions and a slowing in the absorption of new distribution properties in many of ProLogis’ United States markets. ProLogis does not expect market conditions affected by the United States economy to change significantly during the remainder of 2003. While there have been some positive trends in occupancy levels in certain markets since late 2002, ProLogis believes that occupancies will not increase significantly during the remainder of 2003 but that further declines in occupancies in the United States, if any, will not be significant.

     ProLogis continues to believe that shifts in distribution patterns of its customers in Europe and their needs to reduce their distribution costs have been, and will continue to be, the key drivers of leasing decisions in its European markets. However, ProLogis also believes that geopolitical concerns and related uncertainties, along with weaknesses in the economies of certain western European countries, have led to a slowing in its customers’ decision-making processes concerning changes in their distribution networks in Europe. ProLogis cannot predict the effect that these situations will have on its ability to lease currently vacant space or re-lease space that is subject to expiring leases in the remainder of 2003. Should ProLogis European Properties Fund experience significant occupancy declines, ProLogis would recognize less income from its investment in ProLogis European Properties Fund.

     ProLogis’ four operating properties in Japan, all owned by ProLogis Japan Properties Fund, are fully leased.

     The average decrease in rental rates for both new and renewed leases on previously leased space (29.9 million square feet) for all properties including those owned by the property funds during the first nine months of 2003 was 3.9% as compared to an average increase in rental rates of 3.6% for the same nine months in 2002. ProLogis believes that the lower rental rate growth experienced in 2003 as compared to 2002 is due to decreased customer demand, as noted above, which has resulted in decreases in market rental rates.

     The “same store” portfolio of operating properties, properties owned by ProLogis and the property funds that were in operation throughout both nine-month periods in 2003 and 2002, aggregated 180.7 million square feet. ProLogis views the operating results of the “same store” portfolio as a key component in evaluating the performance of its properties, its management personnel and its individual markets because this population is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. Rental income, excluding termination and renegotiation fees, less net rental expenses generated by the same store portfolio increased by 0.69% for the nine months in 2003 from the same period in 2002. The percentage change presented is the weighted average of the measure computed separately for ProLogis and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.

     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination fees recognized for each period. Net termination fees excluded from rental income were $1.5 million for direct owned properties and $1.0 million for properties owned by the property funds for the nine months ended September 30, 2003 and $4.9 million for direct owned properties and $3.9 million for properties owned by the property funds for the nine months ended September 30, 2002. Net termination fees represent the gross fee negotiated at the time a customer is allowed to terminate its lease agreement offset by that customer’s rent leveling asset or liability that has been previously recognized under GAAP, if any. Removing the net termination fees for the same store calculation allows ProLogis’ management to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Customer terminations are negotiated under specific circumstances and are not subject to specific provisions or rights allowed under the lease agreements.

     Net rental expenses computed under GAAP represent property operating expenses offset by the amount of such expenses that have been recovered from customers under provisions of their lease agreements. In computing the percentage change in net rental expenses, the net rental expenses applicable to the properties in the same store portfolio include property management expenses for ProLogis’ direct owned properties based on the property management fee that has been computed as provided in the individual agreements under which ProLogis’ wholly owned management company provides property management services to each property (generally the fee is based on a percentage of revenues). On consolidation, the net profit or loss of the management company is recognized as part of ProLogis’ net rental expenses reported under GAAP.

CDFS Business

     Earnings from operations from ProLogis’ CDFS business segment consists primarily of: (i) gains and losses from the contribution and sale of developed properties and from the contribution of properties that were acquired with the intent to contribute the properties to a property fund, including properties that have been rehabilitated and/or repositioned; (ii) gains and losses from the disposition of land parcels; (iii) development management fees earned by ProLogis for services provided to third parties; and (iv) income recognized under the equity method from ProLogis’ investments in Kingspark S.A. and Kingspark LLC for the first six months in 2002. Under the equity method, ProLogis recognized over 99% of the net earnings of Kingspark S.A. during the period from January 5, 2001 to June 30, 2002. ProLogis’ share of the income recognized under the equity method includes (in addition to rental income and net rental expenses): (i) interest income and interest expense (net of capitalized amounts); (ii) general and administrative expenses (net of capitalized amounts); (iii) income taxes; and (iv) net foreign currency exchange gains or losses. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Income from the CDFS business segment is dependent on: (i) ProLogis’ ability to develop and lease distribution properties that can be contributed to property funds or sold to third parties, generating profits to ProLogis and (ii) ProLogis success in raising private capital through the formation of property funds or other sources. There can be no assurance that ProLogis will be able to maintain the current level of profits in this operating segment in future periods. ProLogis believes that the slowing in the decision-making processes of distribution space users that it has observed in recent periods is the result of weak economic conditions, primarily in the United States and certain western European countries, as well as the geopolitical concerns and related uncertainties. ProLogis cannot predict the effect that these situations will continue to have on its ability to lease its completed development properties, or the length of time that such situations will continue to impact its leasing activities. If ProLogis is unable to timely lease its completed developments, it will be unable to contribute these properties to property funds or otherwise dispose of the properties, thereby delaying the recognition of development profits to a later accounting period than was anticipated at the time the property was completed or acquired.

     The CDFS business segment’s earnings from operations include the components presented below for the periods indicated (in thousands of U.S. dollars). See Note 8 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Nine Months Ended September 30,		Pro Forma Nine
			Months Ended
	2003	2002	September 30, 2002(1)

Net gains from dispositions of land parcels and contributions and sales of properties(2)	$85,409	$87,692	$102,531
Development management fees	1,315	3,529	9,047
Income from Kingspark S.A. and Kingspark LLC	—	29,531	—
Income from CDFS Joint Ventures(3)	903	350	563
Miscellaneous income	293	342	358
Other expenses(4)	(3,006)	(3,181)	(3,265)
Other(5)	—	—	9,029

Total CDFS business segment	$84,914	$118,263	$118,263

(1)	ProLogis recognized its proportionate share of the net earnings of Kingspark S.A. and Kingspark LLC under the equity method through June 30, 2002. ProLogis acquired the voting ownership interests in these entities on July 1, 2002 and began reporting these investments on a consolidated basis as of that date. Prior to July 1, 2002, ProLogis’ ownership interests in these entities were all non-voting. The amounts presented on a pro forma basis reflect the individual components of the CDFS business segment’s earnings from operations as if ProLogis had presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the nine months ended September 30, 2002. This pro forma presentation is provided to allow for comparability between periods. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(2)	Represents the net gains from the dispositions of land parcels and contributions and sales of properties as follows:

•	2003: 203 acres; 13.2 million square feet; $753.5 million of proceeds;

•	2002: 17 acres; 13.3 million square feet; $762.3 million of proceeds; and

•	2002 (on a pro forma basis): 40 acres, 14.5 million square feet; $908.7 million of proceeds.

(3)	ProLogis, through Kingspark S.A., has invested in four joint ventures that perform CDFS business activities in the United Kingdom. ProLogis’ ownership interest in each of the CDFS Joint Ventures was 50% at September 30, 2003. At September 30, 2003, one of the CDFS Joint Ventures owned 11 operating properties that the joint venture had previously developed. This joint venture’s total investment in these properties was $83.4 million at September 30, 2003. Collectively, the CDFS Joint Ventures also owned 141 acres of land with the capacity for developing approximately 1.5 million square feet of distribution properties at September 30, 2003. Also, at September 30, 2003, the CDFS Joint Ventures collectively controlled 555 acres of land, through contracts, options or letters of intent, with the capacity for developing approximately 8.1 million square feet of distribution properties. While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the CDFS Joint Ventures were not separately presented in ProLogis’ Consolidated Condensed Balance Sheet. See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(4)	Includes land holding costs of $2.0 million for both nine month periods presented and on a pro forma basis in 2002 and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $1.0 million for the nine months in 2003, $1.2 million for the nine months in 2002 and also for the nine months in 2002 on a pro forma basis.

(5)	The income recognized by ProLogis under the equity method from its investments in Kingspark S.A. and Kingspark LLC through June 30, 2002 includes items that, when presented on a consolidated basis, would not be included in the CDFS business segment’s earnings from operations. Such items include:

•	Net rental income of $1.7 million;

•	General and administrative expenses of $1.6 million;

•	Deferred and current income tax expense of $2.6 million;

•	Gross interest expense of $0.9 million and additional capitalized interest of $7.9 million; and

•	Net foreign currency exchange gains of $4.5 million.

     During the nine months ended September 30, 2003, ProLogis contributed and sold fewer properties from the CDFS business segment than were contributed and sold from the CDFS business segment during the nine months ended September 30, 2002, including properties contributed and sold by Kingspark S.A. in both periods, (approximately 1.3 million square feet less in 2003 than in 2002 and $155.2 million less in proceeds generated in 2003 than in 2002). CDFS business segment contributions and sales also generated $17.1 million less in net gains for the nine months in 2003 than for the same period in 2002. In addition to the reduced volume of properties that were contributed or sold from the CDFS business segment, the transactions completed in 2003 have generated lower returns than in 2002. ProLogis believes the decreases in volumes of contributions and sales and returns realized in 2003 are due to weaker economic conditions in the United States and in certain western European countries and geopolitical concerns and uncertainties.

     For the nine months ended September 30, 2003, ProLogis earned $7.7 million less in development fees than for the same period in 2002 (including fees earned by Kingspark S.A. in both periods). The decrease in development fees earned for the nine months in 2003 as compared to the same period in 2002, on a pro forma basis, is the result of lower demand for these services.

     ProLogis will continue to monitor leasing activity and general economic conditions in the United States as it pertains to its CDFS business segment operations with the expectation that an economic recovery in the United States could provide increased CDFS business opportunities to ProLogis.

     ProLogis believes that the demand for state-of-the-art distribution properties in Europe will continue to provide opportunities for ProLogis in the CDFS business segment; however, ProLogis will continue to monitor the impact of economic conditions and geopolitical concerns and related uncertainties that have been observed and that ProLogis believes could continue to negatively impact its ability to complete leases in Europe in a timely manner which is necessary prior to disposing of the properties through contributions to ProLogis European Properties Fund or sales to third parties. ProLogis believes its development activities will not be significantly affected by land entitlement constraints that currently exist in Europe because it has over 2,000 acres of land owned or controlled in Europe at September 30, 2003.

     ProLogis believes that demand for state-of-the-art distribution properties in Japan will provide opportunities for ProLogis in the CDFS business segment similar to the situations ProLogis has experienced in Europe. ProLogis has not observed similar economic trends or the geopolitical concerns and related uncertainties in Japan that are being experienced in the United States and Europe. ProLogis has completed three development projects in Japan since its first development activities began in Japan in 2001. Each of these completed projects were fully leased and were contributed to ProLogis Japan Properties Fund upon their completion. ProLogis had four projects under development in Japan at September 30, 2003. One of these development projects is fully leased and the remaining three projects, aggregating 2.5 million square feet, range from 17.8% to 89.1% leased. These four projects have expected completion dates ranging from October 2003 to September 2004. In Japan, the CDFS business opportunities available to ProLogis could be limited if ProLogis is unable to acquire adequate land parcels for development of projects.

Other Income and Expense Items

General and Administrative Expenses

     General and administrative expenses were $46.7 million for the nine months in 2003 and $40.7 million for the nine months in 2002. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the nine months ended September 30, 2002, ProLogis would have recognized general and administrative expenses of $42.2 million. General and administrative expenses are generally a function of the various business initiatives being undertaken by ProLogis in a given period and can vary from period to period based on ProLogis’ business activities. Also, the average foreign currency exchange rate used to translate the general and administrative expenses recognized by ProLogis’ European subsidiaries to U.S. dollars prior to consolidation was higher for the first nine months of 2003 as compared to the same period in 2002. For a discussion of the presentation of ProLogis’ investments in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

Depreciation and Amortization

     Depreciation and amortization expense was $123.6 million for the nine months in 2003 and $110.5 million for the nine months in 2002. The fluctuations in this expense between periods is primarily attributable to the number of distribution properties directly owned by ProLogis in each period. See “- Property Operations”. On January 1, 2002, ProLogis adopted SFAS No. 142 “Goodwill and Intangible Assets” and ceased recognizing amortization expense related to goodwill.

Interest Expense

     Interest expense is a function of the level of borrowings outstanding, the interest rates charged on borrowings and the amount of interest that is capitalized. Generally, the amount of capitalized interest recognized is a function of the volume of ProLogis’ development activities during a period. Interest expense was $115.9 million for the nine months in 2003 and $116.8 million for the nine months in 2002. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the nine months ended September 30, 2002, ProLogis would have recognized interest expense of $109.8 million. The increase in interest expense in 2003 as compared to the same period in 2002 on a pro forma basis is due to higher average outstanding borrowings partially offset by lower average borrowing rates. Also, the average foreign currency exchange rate used to translate net interest expense of ProLogis’ European subsidiaries to U.S. dollars prior to consolidation was higher for the first nine months of 2003 as compared to the same period in 2002.

     Gross interest expense incurred on borrowings outstanding during the period is offset by the amount of interest that can be capitalized based on ProLogis’ qualifying development expenditures. Capitalized interest was $28.8 million for the nine months in 2003 and $20.9 million for the nine months in 2002. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the nine months ended September 30, 2002, ProLogis’ capitalized interest would have been $28.8 million. Capitalized interest levels are reflective of ProLogis’ cost of funds and the volume of development activities in each period. Also, the average foreign currency exchange rate used to translate the capitalized interest recognized by ProLogis’ European subsidiaries to U.S. dollars prior to consolidation was higher for the nine months in 2003 as compared to the same period in 2002.

     For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

Gains on Dispositions of Real Estate, Net

     The net gains recognized from the contributions and sales of operating properties that were acquired or developed for long-term investment in the property operations segment are presented after “Earnings from operations” in ProLogis’ Consolidated Condensed Statement of Earnings (Loss) and Comprehensive Income (Loss). ProLogis may contribute or sell properties that have been held for long-term investment in the property operations segment because they are necessary to meet leasing, geographic or volume requirements of a property fund’s third party investors or such properties are determined to have become non-strategic properties. Non-strategic properties are assets located in markets or submarkets that are no longer considered target markets, as well as assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis’ core portfolio based on the asset’s size or configuration.

     Contributions and sales of long-term investment properties from the property operations segment during the nine months ended September 30, 2003 and 2002 were as follows:

•	2003: 0.5 million square feet; $52.5 million of proceeds; net gain of $3.4 million (a net loss of $0.2 million was recognized for the three months ended September 30, 2003, a net gain of $3.2 million was recognized for the three months ended June 30, 2003 and a net gain of $0.4 million was recognized for the three months ended March 31, 2003); and

•	2002: 1.7 million square feet; $54.8 million of proceeds; net gain of $5.1 million (a net gain of $0.5 million was recognized for the three months ended September 30, 2002, a net gain of $4.8 million was recognized for the three months ended June 30, 2002 and a net loss of $0.2 million was recognized for the three months ended March 31, 2002).

     The amounts recognized in a period will include adjustments to previously recognized gains or losses. These adjustments generally occur upon the settlement of contractual issues or due to changes in the original estimates of costs related to the previous transactions.

Income from Unconsolidated Investees

     ProLogis recognized losses under the equity method of $27.8 million and $18.5 million for the nine months ended September 30, 2003 and 2002, respectively, on a combined basis from its investments in unconsolidated investees that are not directly associated with one of its two reportable business segments.

     For the nine months in 2003, the income from other unconsolidated investees recognized consisted of: (i) a loss of $5,000 from ProLogis’ investment in Insight (recognized in the first quarter); (ii) income of $57,000 from ProLogis’ investment in ProLogis Equipment Services LLC (recognized in the first quarter); and (iii) a loss of $27.8 million (a loss of $34.5 million recognized for the three months ended September 30, 2003) from ProLogis’ investments in Frigoscandia S.A., its temperature-controlled distribution investee operating in Europe, and CSI/Frigo LLC, a related company. During the three months ended September 30, 2003, Frigoscandia S.A. and CSI/Frigo LLC recognized an impairment charge, of which ProLogis’ share was $38.3 million, related to certain of the operating assets in the United Kingdom that are held for sale. This impairment charge reflects the carrying value of these assets at their estimated fair value less estimated cost to sell and was based on current negotiations for the sale of the assets.

     For the nine months in 2002, the income from other unconsolidated investees consisted of: (i) a loss of $2.1 million from ProLogis’ investment in GoProLogis (recognized in the first quarter); (ii) income of $4,000 from ProLogis’ investment in Insight (recognized in the first quarter); (iii) income of $0.6 million from ProLogis’ Equipment Services LLC (recognized in the third quarter); (iv) income of $6.4 million (income of $2.8 million recognized for the three months ended September 30, 2002) from ProLogis’ investments in Frigoscandia S.A. and CSI/Frigo LLC, a related company; and (v) a loss of $23.4 million (a loss of $31.9 million recognized for the three months ended September 30, 2002) from ProLogis’ investments in ProLogis Logistics, its temperature-controlled distribution investee that operated in the United States, and CSI/Frigo LLC, a related company. In October 2002, significant portions of the assets of ProLogis Logistics and its subsidiaries were sold. In anticipation of the sale, impairment charges related to the carrying value of the property, plant and equipment sold, and the carrying value of ProLogis Logistics’ investment in its subsidiaries was recognized. ProLogis’ share of these impairment charges recognized under the equity method was $37.2 million. The loss recognized related to GoProLogis represented ProLogis’ share of GoProLogis’ impairment charge that reduced GoProLogis’ remaining investment in Vizional Technologies, Inc. to zero.

Foreign Currency Exchange Expenses/Losses, Net

     ProLogis recognized net foreign currency exchange losses of $10.7 million and $2.5 million for the nine months ended September 30, 2003 and 2002, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the nine months ended September 30, 2002, ProLogis would have recognized a net foreign currency exchange gain of $2.0 million for the period. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

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

	Nine Months Ended
	September 30,

	2003	2002

Losses from remeasurement of third party and certain intercompany debt, net(1)	$(8,037)	$(10,224)
Gain (losses) from settlement of third party and certain intercompany debt, net(1)	(737)	11,252
Transaction losses, net	(62)	(175)
Derivative financial instruments – put option contacts(2):
Expense associated with contracts expiring during the period	(2,148)	(1,876)
Mark-to-market gains (losses) on outstanding contracts, net	243	(1,604)
Gains realized at expiration of the contract, net	—	159

Totals	$(10,741)	$(2,468)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and the contract is marked-to-market by ProLogis as of the end of each subsequent accounting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and the proceeds received at expiration, if any, are recognized as a gain.

Income Taxes

     ProLogis is taxed as a REIT for federal income tax purposes and is not generally required to pay federal income taxes if minimum distribution requirements and income, asset and shareholder tests are met. However, several of ProLogis’ consolidated subsidiaries are taxable REIT subsidiaries and are subject to federal income taxes. ProLogis is also taxed in certain states and in the foreign countries in which it operates. Accordingly, ProLogis has recognized federal, state and foreign country income taxes in accordance with GAAP, as applicable.

     Current income tax expense recognized was $1.9 million and $6.7 million for the nine months ended September 30, 2003 and 2002, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the nine months ended September 30, 2002, current income tax expense would have been $9.3 million. ProLogis recognized deferred income tax expense of $9.9 million and $16.1 million for the nine months ended September 30, 2003 and 2002, respectively. Deferred income tax expense would not have changed had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for the nine months ended September 30, 2002. For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment and income taxes incurred in foreign jurisdictions and in various states in which it operates (see “—CDFS Business”). ProLogis estimates its annual effective income tax rate for each jurisdiction and applies the estimated annual effective income rate to its taxable income for the period. Because ProLogis’ CDFS business segment activity varies from period to period, ProLogis may recognize a current income tax benefit during a period when its income, primarily CDFS business segment income, attributable to a certain taxable jurisdiction, does not exceed the period expenses attributable to that taxable jurisdiction. The deferred income tax component of total income taxes is a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. Also, ProLogis began recognizing a deferred income tax liability associated with certain contributions to ProLogis European Properties Fund based upon an indemnification agreement that was entered into in August 2003. Under this indemnification agreement, ProLogis will continue to recognize a deferred income tax liability on its future contributions to ProLogis European Properties Fund (see Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1). Of the total deferred income tax expense recognized for the nine months ended September 30, 2003, $2.9 million relates to the indemnification agreement. The deferred income tax expense recognized in 2002 is primarily the result of the reversal of previously recognized deferred income tax benefits due to the utilization of net operating losses generated in previous years.

Three Months Ended September 30, 2003 and 2002

     The changes in net earnings attributable to Common Shares and its components for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 are similar to the changes for the nine-month periods ended on the same dates and the three-month period changes are attributable to the same reasons discussed except as specifically discussed under “—Income from Unconsolidated Investees”, “— Gains on Disposition of Real Estate, Net” , “—Foreign Currency Expenses/Losses, Net” and “—Income Taxes.”

Environmental Matters

     ProLogis has not experienced any environmental condition associated with its properties, which materially adversely affected its results of operations or financial position, nor is ProLogis aware of any environmental liability that it believes would have a material adverse effect on its business, financial condition or results of operations.

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

     ProLogis’ future investing activities are expected to consist primarily of: (i) the acquisition of land for future development; (ii) the development and acquisition of properties acquired for future contribution to property funds; and (iii) the acquisition of operating properties in key distribution markets for long-term investment in the property operations segment. On July 1, 2003, ProLogis redeemed its Series E Preferred Shares at a total cost of $50.7 million, including accrued dividends and has called for the redemption of a portion of its Series D Preferred Shares at a total cost of $126.7 million as of December 1, 2003. Additionally, ProLogis has a Common Share repurchase program under which it may repurchase additional Common Shares. At November 10, 2003, ProLogis could repurchase an additional $84.1 million of Common Shares under this program. ProLogis expects to fund its future cash needs with:

•	cash generated by property operations;

•	the proceeds from the contribution of properties to property funds;

•	the proceeds from the sales of properties to third parties;

•	the proceeds from the disposition of the temperature-controlled distribution operating assets that have been classified as held for sale by Frigoscandia S.A.;

•	the proceeds from public debt or preferred equity offerings, depending on market conditions (ProLogis expects to generate net proceeds of $121.0 million from the expected issuance of Series F Preferred Shares on November 28, 2003) ; and

•	the proceeds from the sale of Common Shares, including sales of Common Shares under ProLogis’ various Common Share plans.

     For its short-term borrowing needs, ProLogis’ revolving lines of credit and short-term borrowing facilities are expected to provide adequate liquidity and financial flexibility to allow ProLogis to efficiently respond to market opportunities. Regular repayments of these short-term borrowings, primarily with the proceeds from property contributions and sales, and the proceeds from public debt or equity offerings that are expected to occur periodically during periods of favorable market conditions, allow ProLogis to maintain adequate liquidity. At November 10, 2003, ProLogis had $1.5 billion of total commitments under its revolving lines of credit and short-term borrowing facilities. ProLogis’ total outstanding borrowings were $731.2 million at November 10, 2003 resulting in additional short-term borrowing capacity available to ProLogis of approximately $734.4 million (after reducing the total commitments available by $22.7 million of letters of credit outstanding with the lending banks). See “—Borrowing Capacity and Debt Maturities.”

     As of November 10, 2003, ProLogis had $1.0 billion of shelf-registered securities in the United States. Of this amount, $125.0 million of shelf-registered securities are expected to be issued in the form of Series F Preferred Shares on November 28, 2003 with the remaining shelf-registered securities available to be issued in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis’ ability to effect an offering on satisfactory terms. ProLogis continues to evaluate the public debt and equity markets with the objective of reducing its short-term borrowings in favor of longer-term fixed-rate debt or preferred equity, when it is deemed appropriate.

     ProLogis European Properties Fund has an original termination date of September 2009, that can be extended until September 2012 if necessary to allow for the liquidation of its assets. Assuming that ProLogis European Properties Fund continues in some form after the original termination date, ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in certain European markets to ProLogis European Properties Fund through September 2019, subject to the property meeting certain criteria, including leasing criteria. ProLogis European Properties Fund had previously drawn down all of the original third party equity capital commitments. In August 2003, ProLogis European Properties Fund obtained additional third party equity commitments through subscription agreements for 636.6 million euro of additional capital. At September 30, 2003, ProLogis European Properties Fund had 604.8 million euro of equity capital available under the subscription agreements in addition to its 500.0 million euro revolving, multi-currency credit agreement. The subscription agreements expire on August 29, 2006. Accordingly, ProLogis European Properties Fund expects that it will have capital available to continue to acquire the stabilized properties that ProLogis expects to have available for contribution through December 2004.

     ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes during 2003 in North America (excluding properties in the Los Angeles/Orange County market that are subject to a right of first offer to ProLogis California) to ProLogis North American Properties Fund V through December 2003. The acquisition of these properties by ProLogis North American Properties Fund V is subject to the property meeting certain criteria, including leasing criteria, and the ability of ProLogis North American Properties Fund V to raise equity capital and to obtain debt financing. The majority owner in ProLogis North American Properties Fund V is a listed property trust in Australia. ProLogis expects that the level of contributions to ProLogis North American Properties Fund V in the fourth quarter of 2003 will be lower than previous quarters of 2003. ProLogis does not expect to contribute many stabilized properties to ProLogis North American Properties Fund V in the fourth quarter, because the completed contributions in 2003 have already met the levels anticipated in ProLogis’ development schedule and by ProLogis North American Properties Fund V. ProLogis does expect that it will have available stabilized properties available for contribution in North America after the fourth quarter of 2003. However, there is no assurance that ProLogis North American Properties Fund V will have sufficient capital available to acquire these stabilized properties or that ProLogis North American Properties Fund V will continue to acquire properties from ProLogis after 2003. Should ProLogis North American Properties Fund V not continue to acquire properties from ProLogis, ProLogis believes that it will be able to obtain alternative sources of third party capital (either through the formation of a new property fund or from individual third party buyers) such that it can generate profits in its CDFS business segment. However, there can be no assurance that ProLogis will be successful in obtaining third party capital after 2003.

     ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan to ProLogis Japan Properties Fund through June 2006. The acquisition of these properties by ProLogis Japan Properties Fund is subject to the property meeting certain criteria, including leasing criteria. ProLogis Japan Properties Fund has access to $245.4 million of third party equity capital that has been committed by a real estate subsidiary of GIC through June 2006. This capital can also be used for the acquisition of properties from third parties in Japan. The development of properties in Japan by ProLogis is subject to ProLogis’ ability to acquire adequate land parcels for development and obtain leasing commitments. ProLogis had four projects under development at a total expected cost at completion of $352.8 million in the three markets at September 30, 2003.

     There can be no assurance that ProLogis' existing property funds will have sufficient capital available (either debt or equity capital) such that they will be able to continue to acquire the properties that ProLogis expects to have available for contribution in the future. Should the existing property funds not have sufficient capital to acquire these properties or not wish to acquire additional properties, ProLogis is allowed to pursue opportunities with third parties. However, there can be no assurance that ProLogis can arrange other sources of capital to facilitate contributions to property funds or sales to third parties.

A delay in the contribution or sale of a property will result in a delay in the recognition of the expected development profits.

Cash Generated by Operating Activities

     Net cash provided by operating activities was $263.6 million for the nine months ended September 30, 2003 and $276.1 million for the nine months ended September 30, 2002. This decrease is primarily the result of operational items discussed in “—Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on Common Shares for both nine-month periods in 2003 and 2002.

Cash Investing and Cash Financing Activities

     For the nine months ended September 30, 2003, ProLogis’ investing activities used net cash of $186.0 million. For the nine months ended September 30, 2002, ProLogis’ investing activities used net cash of $22.5 million. The primary difference in investing activities between periods was the level of real estate investments in 2003, which increased from $671.2 million for the nine months in 2002 to $878.8 million for the nine months in 2003. This increase is due to higher levels of land acquisitions and increased development expenditures in 2003 from 2002 levels. The funds available for these acquisitions during the nine months in 2003 were generated from the contributions and sales of properties, primarily from the CDFS business segment, and the dispositions of temperature-controlled operating assets in late 2002. Net cash generated from contributions and sales of properties and land parcels was $730.7 million and $744.2 million for the nine months ended September 30, 2003 and 2002, respectively. ProLogis’ unconsolidated investees generated net cash of $10.4 million for the nine months ended September 30, 2003, but required a net cash investment of $53.6 million for the nine months ended September 30, 2002. This change between periods is the result of the additional investments in ProLogis European Properties Fund aggregating $56.2 million that were made during the nine months in 2002.

     For the nine months ended September 30, 2003 and 2002, ProLogis’ financing activities utilized net cash of $33.8 million and $198.9 million, respectively. Excluding cash distributions on Common Shares, distributions to minority interest holders and preferred share dividends, ProLogis’ financing activities provided net cash of $191.4 million for the nine months ended September 30, 2003. Proceeds from the sales of Common Shares, net of repurchases of Common Shares, were $24.2 million for the nine months in 2003. Proceeds from the issuance of debt (senior unsecured debt and secured debt) was the primary source of cash and net repayments on ProLogis’ revolving lines of credit and short-term borrowings, principal payments on secured debt, and the redemption of ProLogis’ Series E Preferred Shares were the primary uses of cash for the nine months in 2003. Excluding cash distributions on Common Shares, distributions to minority interest holders and preferred share dividends, ProLogis’ financing activities provided net cash of $20.1 million for the nine months ended September 30, 2002. Proceeds from the sales of Common Shares, net of repurchases of Common Shares, were $75.8 million for the nine months in 2002. Principal payments on secured debt and net repayments on ProLogis’ revolving lines of credit and short-term borrowings were the primary uses of cash for the nine months in 2002.

     Distributions paid to holders of Common Shares were $194.1 million and $189.0 million for the nine months ended September 30, 2003 and 2002, respectively. Distributions to minority interest holders were $7.6 million and $5.5 million for the nine months ended September 30, 2003 and 2002, respectively. Dividends paid on preferred shares were $23.5 million and $24.5 million for the nine months ended September 30, 2003 and 2002, respectively.

Borrowing Capacity and Debt Maturities

     As of November 10, 2003, ProLogis had $1.5 billion of short-term borrowing commitments through six revolving lines of credit. Certain of ProLogis’ credit agreements were amended after June 30, 2003. See Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. These borrowings are available in four currencies and are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

					Weighted
	Commitments at		Outstanding Balances at		Average
					Interest
Facility	09/30/03	11/10/03	09/30/03	11/10/03	Rate(1)	Maturity

North America	$400.0	$400.0	$—	$33.0	—	11/08/05	(2)
North America(3)(4)	100.0	100.0	—	88.2	—	11/05/04	(2)(5)
North America(3)(6)	60.0	60.0	—	—	—	11/08/04	(7)
Europe(8)	504.5	517.3	302.6	328.5	3.03%	08/08/06
United Kingdom(9)	40.0	41.8	—	12.0	—	07/31/04
Japan(10)	361.9	369.2	230.7	269.5	0.98%	08/05/06	(2)

	$1,466.4	$1,488.3	$533.3	$731.2	2.14%

(1)	Represents the weighted average interest rate on borrowings outstanding at September 30, 2003.

(2)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(3)	Borrowings can be denominated in U.S. dollar, euro, pound sterling or yen.

(4)	There were no borrowings outstanding at September 30, 2003. The borrowings outstanding at November 10, 2003 represent the U.S. dollar equivalent of borrowings of 76.8 million euro.

(5)	The new credit agreement that was entered into on November 7, 2003 extended the term of the borrowing arrangement.

(6)	Commitments available to ProLogis at September 30, 2003 and November 10, 2003, have been reduced by letters of credit outstanding of $11.8 million and $11.5 million, respectively.

(7)	The new credit agreement that was entered into on October 30, 2003 extended the term of the borrowing arrangement.

(8)	Borrowings can be denominated in euro, pound sterling, U.S. dollars or yen. At September 30, 2003 and November 10, 2003, amounts outstanding represent the U.S. dollar equivalent of borrowings of 269.9 million euro and 285.8 million euro, respectively.

(9)	Borrowings are denominated in pound sterling with a total commitment of 25.0 million pound sterling. Commitments available to ProLogis at September 30, 2003 and November 10, 2003, have been reduced by letters of credit outstanding of $10.7 million (the currency equivalent of 6.7 million pound sterling) and $11.2 million (the currency equivalent of 6.7 million pound sterling).

(10)	Borrowings are denominated in yen. The total commitment in Japan was increased to 40.0 billion yen from the previous commitment of 24.5 billion yen on August 5, 2003. At September 30, 2003 and November 10, 2003, amounts outstanding represent the U.S. dollar equivalent of borrowings of 25.5 billion yen and 29.2 billion yen, respectively.

     The approximate principal payments on ProLogis’ Notes and secured debt (mortgage notes, assessment bonds and securitized debt) outstanding at September 30, 2003 that are due during the remainder of 2003, during the other years in the five-year period ending December 31, 2007 and thereafter as follows (in thousands of U.S. dollars):

Remainder of 2003	$127,628
2004	314,822
2005	108,886
2006	320,152
2007	331,757
2008 and thereafter	1,218,830

Total principal due	2,422,075
Less: Original issue discount	(2,068)

Total carrying value	$2,420,007

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees

     ProLogis had investments in and advances to unconsolidated investees of $889.4 million at September 30, 2003. Summarized financial information for certain of these unconsolidated investees at September 30, 2003 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Frigoscandia
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund	S.A.

Total assets	$586.5	$354.8	$228.0	$204.0	$141.0	$915.0	$3,154.6	$270.9	$244.5
Third party debt	$287.6 (1)	$232.6 (2)	$165.0 (3)	$150.4 (4)	$103.2 (5)	$454.0 (6)	$1,360.2 (7)	$163.7 (8)	$0.2 (9)

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Frigoscandia
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund	S.A.

Amounts due to ProLogis	$0.2	$0.3	$0.2	$—	$0.1	$30.1	$9.7	$4.5	$332.9
Total liabilities	$297.3	$239.1	$170.1	$153.3	$105.3	$501.6	$1,658.3	$191.9	$422.6
Equity	$289.2	$115.7	$57.9	$50.7	$35.7	$413.4	$1,496.3	$79.0	$(178.1)
Revenues	$54.2	$33.9	$19.8	$18.7	$12.7	$61.7	$171.1	$6.2	$149.1
Net earnings (loss)	$15.2	$6.4	$1.6	$2.4	$1.4	$21.0	$(2.1)	$3.5	$(39.3)
ProLogis’ ownership at September 30, 2003	50%	41.3%	20%	20%	20%	14.0%	29.9%	20%	95	%(10)

(1)	Third party debt of ProLogis California includes the following amounts:

•	$17.2 million due to a third party; due May 2005; none of which has been guaranteed by ProLogis;

•	$177.9 million due to a third party; due March 2009; none of which has been guaranteed by ProLogis; and

•	$92.5 million due to a third party; due August 2009; none of which has been guaranteed by ProLogis.

(2)	Third party debt of ProLogis North American Properties Fund I includes the following amounts:

•	$130.6 million due to a third party; due December 2010; none of which has been guaranteed by ProLogis and

•	$102.0 million due to a third party; due March 2011; none of which has been guaranteed by ProLogis.

(3)	Third party debt of ProLogis North American Properties Fund II of $165.0 million is due June 2007 and has not been guaranteed by ProLogis.

(4)	Third party debt of ProLogis North American Properties Fund III includes the following amounts:

•	$150.0 million due to a third party; due September 2007; none of which has been guaranteed by ProLogis and

•	$0.4 million (three assessment bond issues) of third party debt; due at various dates between June 2005 and March 2021; none of which have been guaranteed by ProLogis.

(5)	Third party debt of ProLogis North American Properties Fund IV includes the following amounts:

•	$103.0 million due to a third party; due January 2008; none of which has been guaranteed by ProLogis and

•	$0.2 million of other third party debt; due March 2021; none of which has been guaranteed by ProLogis.

(6)	Third party debt of ProLogis North American Properties Fund V includes the following amounts:

•	$45.0 million due to a third party; due December 2003, with an option to extend to January 2004; all of which has been guaranteed by ProLogis; ProLogis North American Properties Fund V has executed a rate lock letter and loan application with an institutional lender, the proceeds from this new secured loan facility, if funded, are expected to be used to repay the borrowings due in December 2003; loan application does not require ProLogis to guarantee the debt.

•	$102.0 million due to a third party; due June 2008; none of which has been guaranteed by ProLogis;

•	$173.0 million due to a third party; due July 2007; none of which has been guaranteed by ProLogis;

•	$70.0 million due to a third party; September 2010; none of which has been guaranteed by ProLogis; and

•	$64.0 million due to a third party; due January 2013; none of which has been guaranteed by ProLogis.

(7)	Third party debt of ProLogis European Properties Fund includes the following amounts:

•	$265.5 million due to a third party; due in December 2004; none of which has been guaranteed by ProLogis;

•	$239.7 million due to a third party; due in May 2011; none of which has been guaranteed by ProLogis;

•	$161.5 million due to a third party; due in April 2012; none of which has been guaranteed by ProLogis;

•	$399.1 million due to a third party; due in May 2012; none of which has been guaranteed by ProLogis;

•	$213.6 million due to a third party; due May 2013; none of which has been guaranteed by ProLogis; and

•	$80.8 million (ten mortgage issues) due to third parties; due in March 2015; none of which have been guaranteed by ProLogis.

(8)	Third party debt of ProLogis Japan Properties Fund includes the following amounts:

•	$75.1 million due to a third party; due in January 2004; none of which has been guaranteed by ProLogis;

•	$29.8 million due to a third party; due in January 2004; none of which has been guaranteed by ProLogis;

•	$28.0 million due to a third party; due in June 2010; none of which has been guaranteed by ProLogis; and

•	$30.8 million due to a third party; due in October 2003 ($13.6 million was repaid in October 2003 and the remainder was refinanced through October 2010); none of which has been guaranteed by ProLogis.

(9)	Third party debt of Frigoscandia S.A. of $0.2 million is due on various dates and has not been guaranteed by ProLogis.

(10)	ProLogis’ direct ownership of all of the non-voting preferred stock of Frigoscandia S.A. represents a 95% interest in its earnings or losses. CSI/Frigo LLC is excluded from the information presented.

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

     The Board set a projected annual distribution rate for 2003 of $1.44 per Common Share (as compared to actual distributions of $1.42 per Common Share in 2002). ProLogis paid a quarterly distribution of $0.36 per Common Share on February 28, 2003, May 30, 2003 and August 29, 2003. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ProLogis and may be adjusted by the Board during the year. On November 3, 2003, ProLogis declared a distribution of $0.36 per Common Share, payable on November 26, 2003 to holders of Common Shares as of November 12, 2003.

     The annual dividend on ProLogis’ Series C Preferred Shares is $4.27 per share and the annual dividend on ProLogis’ Series D Preferred Shares is $1.98 per share. ProLogis paid quarterly dividends of $1.0675 per share and $0.495 per share on its Series C Preferred Shares and Series D Preferred Shares, respectively, on March 31, 2003, June 30, 2003 and September 30, 2003. ProLogis expects to redeem 5,000,000 of its outstanding Series D Preferred Shares on December 1, 2003. The redemption value will include the stated liquidation preference of $25.00 per share, plus accrued and unpaid dividends of $0.3355 per share, for a total cost of $126.7 million. The annual dividend on the 5,000,000 Series F Preferred Shares that ProLogis expects to issue on November 28, 2003 is $1.6875 per share and the first dividend payment is scheduled for December 31, 2003.

     ProLogis paid a quarterly dividend on its Series E Preferred Shares of $0.5469 per share on January 31, 2003 and April 30, 2003. On July 1, 2003, ProLogis redeemed its Series E Preferred Shares at the price of $25.00 per share plus $0.3685 in accrued and unpaid dividends for an aggregate price of $25.3685 per Series E Preferred Share. The total cost of the redemption was $50.7 million.

     Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to its Common Shares unless and until all cumulative dividends with respect to its preferred shares have been paid or sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.

Other Commitments

     At September 30, 2003, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of properties aggregating 8.0 million square feet at an estimated acquisition cost of $263.6 million. In October 2003, ProLogis completed the acquisition of 11 of these properties aggregating 1.2 million square feet at an estimated total acquisition cost of $30.8 million. The remaining transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated. As of September 30, 2003, ProLogis had $20.1 million of funds on deposit with title companies that can be used to complete tax deferred exchange transactions and be applied in acquiring certain of these properties. Of the amount on deposit, $10.6 million was used to acquire properties subsequent to September 30, 2003.

     At September 30, 2003, ProLogis had properties under development with an expected cost at completion of $679.0 million of which $337.7 million was unfunded at that date.

     ProLogis has a Common Share repurchase program under which it may repurchase up to $215.0 million of its Common Shares. Common Share repurchases have been and, to the extent they continue, will occur in the open market and through privately negotiated transactions, depending on market prices and other conditions. An additional $84.1 million of Common Shares may be repurchased under the program as of November 10, 2003.

Funds from Operations

     Funds from operations is a supplemental financial measure that is commonly used in the real estate industry, although it is subject to varying definitions within the industry. The National Association of Real Estate Investment Trusts (“NAREIT”) has defined Funds from operations generally as net earnings attributable to common equity (computed in accordance with GAAP), excluding real estate related depreciation and amortization, gains and losses from sales of properties, except those gains and losses from sales of properties upon completion or stabilization under pre-sale agreements and after adjustments from unconsolidated investees to reflect their funds from operations on the same basis. ProLogis includes the income generated by its CDFS business segment in its computation of funds from operations, including the gains and losses from the contributions or sales of its CDFS business segment assets (see “- Results of Operations - CDFS Business”). In October 2003, NAREIT modified its definition of funds from operations to include impairment charges in the computation of funds from operations.

     ProLogis considers funds from operations to be a useful supplemental measure of comparative period operating performance. However, ProLogis believes that financial analysts, potential investors and shareholders are primarily interested in, and are best served by, its defined funds from operations measure that incorporates adjustments to net earnings in addition to those adjustments included in the NAREIT defined funds from operations measure. Further, ProLogis believes that its measure provides a clearer presentation of its comparable period operating results. The ProLogis defined funds from operations does not represent net earnings or cash from operating activities that are computed in accordance with GAAP and is not indicative of cash available to fund cash needs, which is presented in the Consolidated Condensed Statements of Cash Flows in ProLogis’ Consolidated Condensed Financial Statements in Item 1. Funds from operations should not be considered as an alternative to net earnings as an indicator of ProLogis’ operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the funds from operations measure presented by ProLogis is not calculated in the same manner as similarly titled measures of other REITs.

     The items that ProLogis excludes from net earnings that are not excluded in the NAREIT defined funds from operations measure, while not infrequent and unusual, are subject to fluctuations from period to period resulting in both positive and negative effects on ProLogis’ results from operations. The primary reasons for these fluctuations are unrelated to factors that ProLogis considers to be key in evaluating and analyzing its operating performance. Accordingly, ProLogis’ funds from operations measure does not include: (i) deferred income tax benefits and deferred income tax expenses recognized by ProLogis’ taxable subsidiaries; (ii) foreign currency exchange gains and losses resulting from certain debt transactions between ProLogis and its foreign consolidated subsidiaries and its foreign unconsolidated investees; (iii) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of ProLogis’ foreign consolidated subsidiaries and foreign unconsolidated investees; and (iv) mark-to-market adjustments associated with derivative financial instruments utilized to manage ProLogis’ foreign currency risks.

     ProLogis defined funds from operations attributable to Common Shares decreased by $32.5 million to $255.1 million for the nine months ended September 30, 2003 from $287.6 million for the same period in 2002. ProLogis’ funds from operations measure for the nine months ended September 30, 2002 has been restated to reflect impairment charges in the computation. Funds from operations in 2003 is impacted by the same items that have been discussed previously with respect to changes in net earnings from period to period, primarily those items identified under “—Property Operations” and “—CDFS Business.” The computations of funds from operations are as follows for the periods indicated (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,

	2003	2002 (1)

Net earnings attributable to Common Shares	$78,807	$137,043
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	117,611	104,748
Gains from contributions and sales of non-CDFS business segment assets, net	(3,374)	(5,129)
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	34,273	29,759
Other amortization items(2)	(2,089)	(1,854)
Gains from contributions and sales of non-CDFS business segment assets, net	472	3,053

Subtotals—NAREIT defined funds from operations attributable to Common Shares	225,700	267,620
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange expenses/losses, net	8,531	576
Deferred income tax expense	9,929	16,097
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange (gains) expenses/losses, net	12,009	(6,375)
Deferred income tax (benefit) expense	(1,028)	9,644

ProLogis defined funds from operations attributable to Common Shares	$255,141	$287,562

(1)	Funds from operations for the nine months ended September 30, 2002 as previously presented was $324.8 million. The current presentation reflects the modification of the NAREIT definition of funds from operations to include impairment charges in the funds from operations measure. For the nine months ended September 30, 2002, the amount recognized under the equity method from ProLogis’ investment in ProLogis Logistics included a charge of $37.2 million, representing ProLogis’ proportionate share of an impairment charge recognized by ProLogis Logistics during that period.

(2)	Consists primarily of adjustments to the amounts that ProLogis recognizes under the equity method that are necessary to reduce the original gain that was deferred on contributions of properties to property funds based on the lower depreciation expense recognized by ProLogis under the equity method. See footnote 9 to the table in Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2003, no significant change had occurred in ProLogis’ interest rate risk or foreign currency risk as discussed in ProLogis’ 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II

Item 5. Changes in Securities and Use of Proceeds

     None.

Item 6. Submission of Matters to a Vote of Securities Holders

     None.

Item 7. Other Information

     None.

Item 8. Exhibits and Reports on Form 8-K

(a) Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated November 11, 2003

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

	Items	Financial
Date	Reported	Statements

July 1, 2003	5,7	No

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

Shari J. Jones
First Vice President
(Principal Accounting Officer)

Date: November 13, 2003

EXHIBIT INDEX

Exhibit
No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated November 11, 2003

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002