Form 10-K
period 2003-12-31
PROLOGIS
filed 2004-03-09
CIK 899881

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

(303) 375-9292

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of Each Class	on which registered

Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
Series G Cumulative Redeemable Preferred Shares of Beneficial Interest par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑  No ☐

     Based on the closing price of the registrant’s shares on June 30, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,447,834,700.

     At March 5, 2004, there were outstanding approximately 181,071,178 common shares of beneficial interest of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Portion of the registrant’s definitive proxy statement for the 2004 annual meeting of its shareholders are incorporated by reference in Part III of this report.

PART I

ITEM 1. Business

ProLogis

      ProLogis (collectively with its consolidated subsidiaries and partnerships, “ProLogis”) is a real estate investment trust (“REIT”) that operates a global network of industrial distribution properties. ProLogis’ business strategy is designed to achieve long-term sustainable growth in cash flow and increase the overall return on equity for its shareholders. ProLogis manages its business by utilizing the ProLogis Operating System®, an organizational structure and service delivery system that ProLogis built around its customers. When combined with ProLogis’ international network of distribution properties, the ProLogis Operating System enables ProLogis to meet its customers’ distribution space needs on a global basis. ProLogis believes that, by integrating international scope and expertise with a strong local presence in its markets, it has become an attractive choice for the largest global users of distribution space, its targeted customer base.

      ProLogis is organized under Maryland law and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). ProLogis’ world headquarters and North American customer service headquarters are located in Aurora, Colorado. ProLogis’ European headquarters are located in Luxembourg while its European customer service headquarters are located in Amsterdam, The Netherlands. ProLogis’ Asian headquarters are located in Tokyo, Japan. ProLogis’ common shares of beneficial interest, par value $0.01 per share (“Common Shares”) were first listed on the New York Stock Exchange (“NYSE”) in March 1994.

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

      A copy of this Annual Report on Form 10-K, as well as ProLogis’ Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet in the Investor Relations section of ProLogis’ website. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). ProLogis’ website address is www.prologis.com. The reference to ProLogis’ website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

Business Strategy and Global Presence

      ProLogis was formed in 1991 with the primary objective of creating an operating company in the United States that would differentiate itself from its competition through its ability to meet a corporate customer’s distribution space requirements on a national, regional and local basis, with the added benefit of providing consistent levels of service throughout the country. ProLogis’ initial business strategy involved the acquisition and development of industrial distribution properties that it would operate and lease to customers in the United States. These properties represented one operating segment — the property operations segment — as ProLogis’ intent was, and continues to be, to hold certain investments on a long-term basis while generating income from leasing the properties to customers.

      An integral part of ProLogis’ customer service focus has always been to have a portfolio of properties that meets the distribution space needs of its existing customers, as well as meeting the needs of targeted national and international companies. As distribution space users expanded and managed their businesses for greater profitability, their distribution networks expanded and were reconfigured, including their distribution networks outside of the United States. In order to meet the growing distribution space needs of these companies, ProLogis expanded its operations to Mexico in 1996, to Europe in 1997 and to Japan in 2001. In April 2003,

ProLogis opened a representative office in Shanghai, China to evaluate opportunities to initially serve customers in three targeted areas of China: Guangdong Province and the Shanghai and Beijing regions.

      In 1995, ProLogis expanded its business to include the corporate distribution facilities services (“CDFS business”) operating segment. The CDFS business segment began utilizing ProLogis’ existing development capabilities, which had been focused only on the development of properties for direct, long-term investment, to develop properties for sale to third parties. As with ProLogis’ property operations segment, the CDFS business segment operated initially only in the United States. In 1998, ProLogis expanded its CDFS business segment activities to Europe to complement its European property operations. The acquisition of an established industrial development business in the United Kingdom in August 1998 provided ProLogis with access to strategic land positions in a country where previously it had only limited investments and where significant barriers for initial start-up activities existed. With both property operations and CDFS business segments in operation in the United Kingdom and Continental Europe, ProLogis was positioned to be a single-source pan-European provider of distribution space to global users.

      Because ProLogis, as a REIT, must distribute rather than reinvest substantial amounts of its internally generated capital, it must find public or private sources of capital to fund development activities and to grow its portfolio. Sales of properties to third parties in the CDFS business segment enabled ProLogis to begin recycling capital to fund some of its future development activities. This ability to recycle funds in the CDFS business segment became a more integral part of ProLogis’ business strategy in early 1999 when the public equity markets became an increasingly costly method of raising capital. As such, it was necessary for ProLogis to increase the volume of its CDFS business segment transactions so that it could self-fund its development activities. Therefore, ProLogis shifted the focus of its CDFS business segment from developing and selling properties to third parties to developing properties that would be contributed to property funds — property funds that would be formed by ProLogis by accessing private equity capital and that would be managed by ProLogis. And, to supplement the private equity investments in each property fund, the property funds were positioned to obtain secured debt financing by using their properties as security. Today, the property funds’ leverage ratios typically range from 40% to 75%.

      The first property fund was formed in August 1999 primarily with operating properties from ProLogis’ property operations segment. However, the formation of ProLogis European Properties Fund in September 1999 embodied ProLogis’ overall property fund strategy that: (i) allows ProLogis to realize, for financial reporting purposes, a portion of the development profits from its CDFS business activities by contributing its developed properties to a property fund (profits are recognized to the extent of third party investment in the property fund); (ii) provides a source of private capital to ProLogis; (iii) allows ProLogis to maintain a long-term ownership position in the properties; and (iv) allows ProLogis, as the manager of the property fund, to maintain the market presence and customer relationships that are the key drivers of the ProLogis Operating System. Five of ProLogis’ property funds, all in the United States, were formed with a specific amount of private capital that allowed the property fund to generally make one portfolio acquisition from ProLogis. In addition to its ownership positions, ProLogis provides these property funds with management services. Three property funds, one each in North America, Europe and Japan, were formed with third party capital commitments that are available to the property fund over time to allow these property funds to acquire properties as ProLogis’ CDFS business segment makes them available.

      ProLogis’ business strategy has evolved to fit the environment in which it operates. The primary driver in this evolution has been ProLogis’ focus on its customers’ needs for distribution space. After 12 years in operation, that focus has enabled ProLogis to become a leading global provider of distribution space operating on three continents.

ProLogis’ Operating Segments

      ProLogis’ business is organized into two operating segments: property operations and the CDFS business.

Property Operations

Investments

      The property operations segment represents the long-term ownership, management and leasing of industrial distribution properties. ProLogis’ property operations segment at December 31, 2003 (including assets owned by eight property funds in which ProLogis has ownership interests) consisted of 1,737 operating properties aggregating 230.4 million square feet in North America (the United States and Mexico), 11 countries in Europe and in Japan. ProLogis presents its investments in the property funds under the equity method. Of the total operating properties, ProLogis directly owned 1,252 operating properties aggregating 133.1 million square feet. ProLogis’ ownership interests in its eight property funds ranged from 14% to 50% at December 31, 2003. ProLogis’ investment strategy in the property operations segment focuses primarily on generic industrial distribution properties in key distribution markets.

      ProLogis develops distribution properties in its other operating segment, the CDFS business segment, with the intent to contribute the property to a property fund or to sell the property to a third party. Also in the CDFS business segment, ProLogis acquires properties with the intent to contribute them to a property fund, generally after rehabilitation and/or repositioning activities have been completed. These properties, along with their operations, are included in the property operations segment after they are completed or acquired through the date they are contributed or sold. The gains and losses realized from the contributions or sales of these properties are included in the CDFS business segment’s income because they were developed or acquired in that segment. At December 31, 2003, there were 119 CDFS business segment operating properties aggregating 20.4 million square feet at a total investment of $928.3 million that were included in the property operations segment’s investments on an interim basis.

      Property operations segment investment activities in 2003 included:

•	Acquisition of two properties aggregating 0.2 million square feet at a total acquisition cost of $13.3 million with the intent to own these properties directly in the property operations segment rather than to contribute these properties to property funds.

•	Disposition of 13 properties aggregating 0.8 million square feet generating aggregate net proceeds of $60.2 million that were direct, long-term investments in the property operations segment.

•	In North America, ProLogis North American Properties Fund V acquired 33 properties aggregating 8.7 million square feet at a total investment of $362.5 million from ProLogis; ProLogis’ other property funds, all operating only in the United States, maintained their existing portfolio sizes.

•	In Europe, ProLogis European Properties Fund acquired 24 properties aggregating 6.6 million square feet at a total investment of $385.1 million, including 17 properties aggregating 4.0 million square feet at a total investment of $279.5 million that were acquired from ProLogis. Also, ProLogis European Properties Fund disposed of 13 properties in the United Kingdom aggregating 2.1 million square feet generating aggregate net proceeds of $320.0 million.

•	ProLogis Japan Properties Fund acquired four properties aggregating 1.4 million square feet at a total investment of $264.9 million, including three properties aggregating 0.9 million square feet at a total investment of $162.6 million that were acquired from ProLogis.

      See “Item 2. Properties — Properties,” “Item 2. Properties — Unconsolidated Investees — Property Operations” and Notes 4 and 10 to ProLogis’ Consolidated Financial Statements in Item 8.

Operations

      The property operations segment generates income from rents and reimbursements of property operating expenses from unaffiliated customers who lease ProLogis’ distribution space. Also, the operating income of the property operations segment includes ProLogis’ proportionate shares of the net earnings or losses of the property funds recognized under the equity method, along with the fee income that ProLogis earns for managing the properties owned by the property funds. In addition to property and asset management fees, ProLogis also earns fees for performing other services to the property funds, including, but not limited to, development, leasing and acquisition activities.

      The net earnings or losses generated by operating properties developed or acquired in the CDFS business segment that are included in the property operations segment on an interim basis prior to their contribution or sale are also included in the operating income of the property operations segment. The resulting gains or losses from the contributions or sales of these properties are included in the operating income of the CDFS business segment.

      In 2003, 2002 and 2001, the property operations segment’s operating income was $480.7 million, $477.6 million and $477.5 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Property Operations” and Note 10 to ProLogis’ Consolidated Financial Statements in Item 8.

      Operational information about this operating segment for 2003 includes:

•	ProLogis’ stabilized operating portfolio of 226.4 million square feet (including properties owned by the property funds) was 90.2% leased and 89.6% occupied at December 31, 2003. ProLogis’ total operating portfolio of 230.4 million square feet (including properties owned by the property funds) was 89.1% leased and 88.5% occupied at December 31, 2003. ProLogis defines its stabilized properties as those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions, or the marketing programs in the case of newly developed properties, have been in effect for a sufficient period of time, generally 12 months. A property enters the stabilized pool at the earlier of 12 months or when it is substantially leased, which is defined by ProLogis generally as 93%. Overall occupancy levels decreased in 2003 from prior periods. ProLogis’ leased percentage for the stabilized portfolio at December 31, 2003 was approximately 1.0% lower than the 2002 percentage.

•	ProLogis leased 56.9 million square feet of distribution space in 1,527 leasing transactions in its properties and in the properties owned by the property funds. Rental rates decreased by 4.8% for 2003 transactions involving previously leased space. ProLogis’ weighted average customer retention rate was 71.4% for all properties in 2003. In 2002, ProLogis’ rental rate growth for transactions involving previously leased space was 2.0% and its weighted average customer retention rate was 64.7%.

•	ProLogis’ same store portfolio of operating properties (properties owned by ProLogis and the property funds that were operating throughout all of 2003 and 2002) aggregated 179.3 million square feet. Rental income, excluding termination and renegotiation fees, less rental expenses of the same store portfolio increased by 0.09% in 2003 from 2002. For the same store portfolio applicable to 2002, rental revenues, excluding termination and renegotiation fees, less rental expenses decreased by 0.90% in 2002 from 2001. See the discussion of ProLogis’ same store portfolio at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Property Operations.”

•	ProLogis earned termination and renegotiation fees of $5.6 million related to leases in its directly owned properties in 2003. Such fees in 2002 were $14.6 million. In certain leasing situations, ProLogis finds it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when ProLogis believes that it can re-lease the space at rates that, when combined with the termination fee, provides a total return to ProLogis in excess of that which was being earned under the original lease terms.

•	ProLogis earned various fees from the property funds, primarily from property management and asset management services, of $44.2 million in 2003 as compared to $34.5 million in 2002.

Market Presence

      ProLogis has generally invested in distribution markets in North America, Europe and Japan in which it has identified strong distribution dynamics as well as supply and demand factors. In making its investment decisions, ProLogis evaluates market conditions that indicate favorable distribution growth prospects including, but not limited to: (i) growth in imports and exports; (ii) long-term cost and quality of labor advantages for domestic and international manufacturers; (iii) proximity to large regional and local population centers with good access to transportation networks; (iv) expansion and contraction needs of distribution space users located in the market; and (v) an historically high ratio of distribution space per capita.

      ProLogis assesses its market presence not only in terms of its investments in the market, but also by the extent it has developed relationships with customers that have distribution space requirements in such markets. ProLogis believes it can maintain these relationships by offering operating properties that are functional and cost-effective, complemented by a comprehensive level of customer service. ProLogis believes that by being a significant local owner and developer in multiple markets it has the ability to increase customer retention because it can meet its customers’ needs to either expand or contract through its network of distribution properties and land positions. This network allows ProLogis to retain the customer by relocating the customer within its existing inventory of distribution space or readily developing a new property for the customer.

      At December 31, 2003, the 1,252 properties aggregating 133.1 million square feet in the property operations segment that are owned directly by ProLogis are located in 37 markets in the United States, four markets in Mexico and 16 markets in seven countries in Europe. All of ProLogis’ operating properties in Japan are owned by a property fund. ProLogis’ largest markets in the United States (based on investment in directly owned properties) are Atlanta, Chicago, Dallas/ Fort Worth, Houston and San Francisco (both South Bay and East Bay markets). ProLogis also has large holdings in several markets in the United Kingdom. See “Item 2. Properties — Geographic Distribution” and “Item 2. Properties — Properties.”

      The operating properties owned by the property funds at December 31, 2003 were as follows (square feet in thousands):

	Number	Square Feet

ProLogis California(1)	79	13,017
ProLogis North American Properties Fund I(2)	36	9,406
ProLogis North American Properties Fund II(3)	27	4,477
ProLogis North American Properties Fund III(4)	34	4,380
ProLogis North American Properties Fund IV(5)	17	3,475
ProLogis North American Properties Fund V(6)	90	20,737
ProLogis European Properties Fund(7)	197	40,108
ProLogis Japan Properties Fund(8)	5	1,619

Totals	485	97,219

(1)	All properties are located in the Los Angeles/ Orange County market.

(2)	Properties are located in 16 markets in the United States.

(3)	Properties are located in 13 markets in the United States.

(4)	Properties are located in 15 markets in the United States.

(5)	Properties are located in 10 markets in the United States.

(6)	Properties are located in 24 markets in the United States and in three markets in Mexico.

(7)	Properties are located in 25 markets in 11 countries in Europe (67 properties, 11.8 million square feet located in the Central France market, primarily in Paris).

(8)	Properties are located in Tokyo, Japan.

      See “Item 2. Properties — Geographic Distribution” for a discussion of ProLogis’ defined markets and “Item 2. Properties — Unconsolidated Investees — Property Operations” for additional information on the operating properties owned by the property funds.

Competition

      In general, numerous other industrial distribution properties are located in close proximity to ProLogis’ properties. The amount of rentable distribution space available in any market could have a material effect on ProLogis’ ability to rent space and on the rents that ProLogis can charge. In addition, in many of ProLogis’ submarkets, institutional investors and owners and developers of industrial distribution properties (including other REITs) compete for the acquisition, development and leasing of distribution space. Many of these entities have substantial resources and experience. Competition in acquiring existing distribution properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years.

Property Management

      ProLogis’ business strategy includes a customer service focus that requires ProLogis to provide responsive, professional and effective property management services at the local level. To enhance its management services, ProLogis has developed and implemented proprietary operating and training systems to achieve consistent levels of performance and professionalism in all markets and to enable its property management team members to give the proper level of attention to ProLogis’ customers throughout its network. ProLogis manages substantially all of its directly owned operating properties and all of the operating properties owned by the property funds.

Customers

      ProLogis has sought to develop a customer base in each market that is diverse in terms of industry concentration and that represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2003, ProLogis and the property funds had 3,785 customers occupying 203.8 million square feet of distribution space. Including customers leasing space in properties owned by the property funds, the largest customer and the 25 largest customers accounted for 2.38% and 21.8%, respectively, of the annualized collected base rents of ProLogis and the property funds at December 31, 2003. When the customers leasing space in the properties owned by the property funds are excluded, ProLogis’ largest customer and its 25 largest customers accounted for 1.21% and 15.2%, respectively, of ProLogis’ annualized collected base rents at December 31, 2003.

Employees

      ProLogis directly employs approximately 725 persons. ProLogis’ employees work in North America (approximately 460 persons), in nine countries in Europe (approximately 240 persons) and in Asia, primarily in Japan (approximately 25 persons). Of the total, approximately 350 employees are assigned to the property operations segment. ProLogis’ other employees may assist with property operations segment activities. ProLogis believes that its relationships with its employees are good. ProLogis’ employees are not represented by a collective bargaining agreement.

Seasonal Nature of the Business

      The demand for industrial distribution space is not seasonal.

Future Plans

      ProLogis believes that its current level of direct investment in the property operations segment enables it to serve its customers at a high level and increase returns to its shareholders. ProLogis’ business plan with respect to direct investments in the property operations segment allows for the expansion of its network of operating properties on a limited basis and only as necessary to: (i) address the specific expansion needs of a customer; (ii) enhance its market presence in a specific country, market or submarket; or (iii) take advantage of opportunities where ProLogis believes it has the ability to achieve favorable returns.

      ProLogis plans to continue with its current business strategy with respect to the growth in assets held by property funds. ProLogis expects to achieve this growth primarily through the property funds’ acquisition of properties developed or acquired by ProLogis in the CDFS business segment, but also by their direct acquisition of properties from third parties. ProLogis expects that the fee income it earns from the property funds will increase in 2004 over the 2003 levels as the sizes of the portfolios of operating properties in the property funds increase. Also, depending on capital availability, the number of property funds could increase in 2004. Properties contributed to property funds must generally meet certain leasing criteria. ProLogis observed a slowing in its customers’ decision making processes and in overall leasing activity in 2003 that it believes were primarily the result of weak economic conditions in the United States and certain Western European countries. ProLogis’ business plan for 2004 with respect to property fund contributions does not anticipate a significant improvement in prevailing economic conditions. However, ProLogis’ market research and customer feedback indicates that the consolidation and reconfiguration of distribution networks in Europe and Japan have been, and will continue to be, key drivers in leasing decisions. ProLogis believes that being a single-source provider of state-of-the-art distribution properties in Europe and Japan positions it to take advantage of these trends to the extent they continue in 2004.

      ProLogis intends to fund its investment activities in the property operations segment in 2004 with operating cash flow from this operating segment, its short-term borrowing facilities and the proceeds from contributions and sales of properties (properties that have been directly owned, long-term investments in the property operations segment, as well as CDFS business segment properties that are included in the property operations segment on an interim basis prior to their contribution or sale).

      See the discussion of factors that could affect the future plans of ProLogis and the property funds in the property operations segment at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

CDFS Business

      The CDFS business segment encompasses those activities that ProLogis engages in that are not primarily associated with the long-term ownership, management and leasing of industrial distribution properties. Within this operating segment, ProLogis develops distribution properties that are either contributed to property funds or sold to third parties and acquires distribution properties that are contributed to property funds. Properties that are acquired by ProLogis in this segment are generally rehabilitated and/or repositioned prior to their contribution to a property fund.

Investments

      At December 31, 2003, ProLogis had 27 distribution properties aggregating 9.8 million square feet under development at a total expected cost at completion of $678.5 million. These properties are all being developed with the objective that they will be contributed to a property fund or sold to a third party. ProLogis’ properties under development at December 31, 2003 include:

•	North America: eight properties; 3.2 million square feet; $101.0 million total expected cost (approximately 15% of the total);

•	Europe: 15 properties in six countries; 4.0 million square feet; $246.3 million total expected cost (approximately 36% of the total); and

•	Japan: four properties; 2.6 million square feet; $331.2 million total expected cost (approximately 49% of the total).

      At December 31, 2003, ProLogis had land positions, including land controlled through contracts, options or letters of intent, aggregating 4,549 acres with the capacity for the development of approximately 76.8 million square feet of distribution properties. Of these land positions ProLogis owned 2,706 acres with the capacity for the development of approximately 48.2 million square feet of distribution properties. At December 31, 2003, ProLogis had begun development on all of its land holdings in Japan. ProLogis’ land positions (owned and under control) at December 31, 2003 included:

•	North America: 2,655 acres with the capacity for the development of approximately 45.0 million square feet of distribution properties and

•	Europe: 1,894 acres in 12 countries with the capacity for the development of approximately 31.8 million square feet of distribution properties.

      CDFS business segment investment activities in 2003 included the following:

•	Development starts aggregated 13.2 million square feet at a total expected cost at completion of $674.1 million including:

•	North America: 4.9 million square feet at a total expected cost of $157.1 million;

•	Europe: 6.3 million square feet at a total expected cost of $305.0 million; and

•	Japan: 2.0 million square feet at a total expected cost of $212.0 million.

•	Development completions aggregated 12.4 million square feet at a total cost of $643.8 million including:

•	North America: 5.2 million square feet at a total cost of $175.3 million;

•	Europe: 6.3 million square feet at a total cost of $348.2 million; and

•	Japan: 0.9 million square feet at a total cost of $120.3 million.

•	Acquisition of 36 operating properties aggregating 6.2 million square feet at a total acquisition cost of $194.9 million with the intent to contribute the properties to a property fund (including properties where rehabilitation and/or repositioning efforts are needed prior to contribution).

•	Contributions and sales of 66 properties aggregating 14.2 million square feet that were developed or acquired by ProLogis in the CDFS business segment. These transactions, the discontinuation of ProLogis’ participation and significant reduction of its investment in a joint venture and dispositions of land parcels that no longer fit in ProLogis’ development plans generated net proceeds to ProLogis of $894.9 million.

•	Acquisition of 1,077 acres of land: 651 acres in North America (all in the United States), 400 acres in seven countries in Europe and 26 acres in Japan. This land can be used for the development of approximately 20.5 million square feet of distribution properties.

Operations

      The operating income of the CDFS business segment consists primarily of the net gains and losses recognized from the contributions and sales of developed properties to property funds and third parties and from the contributions to property funds of operating properties that were acquired with that intent. ProLogis uses its development and leasing expertise to rehabilitate and/or reposition certain of the properties that it acquires such that the subsequent contribution of the property is expected to generate a profit to ProLogis. ProLogis also earns fees from customers for development activities performed on their behalf and recognizes gains and losses from sales of land parcels when ProLogis’ development plans no longer include these parcels.

      In 2003, 2002 and 2001, the CDFS business segment’s operating income was $124.8 million, $152.3 million and $151.7 million, respectively. In 2003, 39% of the operating income of this operating segment was generated in North America, 39% was generated in Europe and 22% was generated in Japan. In 2002 and 2001, 36% and 43%, respectively, of the operating income of this operating segment was generated in North America. In 2002, Europe generated 60% of the operating income of this operating segment and Japan generated the remaining 4%. In 2001, Europe generated the remaining portion of the CDFS business segment’s operating income.

      Operational information about this operating segment for 2003 includes:

•	Recognition of net gains of $132.8 million (including amounts that had been previously deferred); $118.6 million related to sales and contributions of developed properties, $6.2 million related to contributions of acquired properties, $6.3 million related to dispositions of land parcels and $1.7 million related to the discontinuation of participation and significant reduction of investment in a joint venture.

•	Earned $2.0 million of fees from the development of 0.8 million square feet of distribution properties on behalf of customers under development management agreements.

•	Incurred expenses and other charges of $11.1 million

      See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — CDFS Business” and Note 10 to ProLogis’ Consolidated Financial Statements in Item 8.

Market Presence

      ProLogis’ CDFS business segment operates in substantially all of ProLogis’ property operations segment’s markets. At December 31, 2003, ProLogis had properties under development in six markets in the United States, two markets in Mexico, 12 markets in six countries in Europe and in Japan (Tokyo, Nagoya and Osaka). At December 31, 2003, the land positions owned by ProLogis were located in 27 markets in the United States, four markets in Mexico and 19 markets in ten countries in Europe. At December 31, 2003, ProLogis had begun development on all of its land holdings in Japan.

Competition

      Until recently, ProLogis has been the only owner of distribution properties and provider of services operating on a global basis. As such, ProLogis believes it has differentiated itself from many of its competitors.

      There are a number of other national, regional and local developers engaged in industrial distribution property development in the North American markets where ProLogis conducts business. ProLogis competes with these developers for land acquisition and development opportunities. The disposition market in North America is very competitive and is driven by the supply of new developments, access to capital and interest rate levels. A key component of ProLogis’ success in the CDFS business segment in North America will continue to be its ability to develop and timely lease properties that will generate profits when contributed or sold and its ability to continue to access private capital that allows for the continued acquisition of ProLogis’ properties by the property funds.

      ProLogis’ competition in the CDFS business segment in Europe generally comes from local and regional developers in its target markets as opposed to pan-European real estate companies. As in North America, the disposition market in Europe is very competitive and is driven by the supply of new developments, access to capital and interest rate levels. With respect to its development activities in Europe, ProLogis believes that it has a competitive advantage due to the strategic locations of its land positions owned or under control in Europe and due to its personnel who are experienced in the land entitlement process.

      ProLogis has identified one other North American industrial distribution development company who is in direct competition with its CDFS business segment in Japan. ProLogis believes that it has an advantage over the local development companies in Japan due to its global experience in the development of industrial distribution properties and its global customer base.

Customers

      ProLogis uses the customer relationships that it has developed through its property operations segment activities and the ProLogis Operating System in marketing its CDFS business. See “— Property Operations — Customers” and “— ProLogis Management.” In 2003, approximately 51% of the customers that leased distribution space in ProLogis’ CDFS business segment properties were repeat customers of ProLogis.

Employees

      ProLogis directly employs approximately 725 persons. ProLogis’ employees work in North America (approximately 460 persons), in nine countries in Europe (approximately 240 persons) and in Asia, primarily in Japan (approximately 25 persons). Of the total, approximately 115 employees are assigned to the CDFS business segment. ProLogis’ other employees may assist with CDFS business segment activities. ProLogis believes that its relationships with its employees are good. ProLogis’ employees are not represented by a collective bargaining agreement.

Seasonal Nature of the Business

      The demand for industrial distribution properties that are developed or acquired in the CDFS business segment is not seasonal in nature. However, the development process can be impeded by weather in certain markets, particularly during the winter months, affecting the scheduling of development activities and potentially delaying construction completions.

Future Plans

      ProLogis’ success in the CDFS business segment depends on its ability to develop and timely lease properties and its access to private capital that can be used by a property fund to acquire properties that have been developed or acquired in this segment. ProLogis believes that the reconfiguration of supply chains driven by the need for distribution space users to add efficiencies within their distribution networks will continue to favorably impact the demand for distribution properties and the distribution-related services that ProLogis offers in the CDFS business segment. Also, the limited supply of state-of-the-art distribution space in Europe and Japan could also provide opportunities within this operating segment.

      ProLogis intends to utilize the capital generated through the contributions and sales of properties, the proceeds from public debt offerings that take advantage of favorable market conditions and its short-term borrowing facilities to fund its future CDFS business activities.

      ProLogis is committed to offer to contribute its stabilized developed properties available in specific markets in Europe to ProLogis European Properties Fund through September 2019 and all of its stabilized developed properties available in Japan to ProLogis Japan Properties Fund through June 2006. ProLogis believes that, while the current capital commitments and borrowing capacities of these property funds will be expended prior to the expiration dates of these commitments, each property fund does have sufficient capital to acquire the properties that ProLogis expects to have available during 2004.

      ProLogis’ commitment to offer to contribute certain of its stabilized developed properties in North America to ProLogis North American Properties Fund V expired at the end of 2003. However, ProLogis North American Properties Fund V did acquire two properties from ProLogis in January 2004. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis in 2004 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. Further, there can be no assurance that ProLogis will continue to offer to contribute properties to ProLogis North American Properties Fund V.

      There can be no assurance that if existing property funds do not continue to acquire the properties that ProLogis has available, that ProLogis will be able to secure other sources of private equity capital such that it can contribute or sell these properties in a timely manner and allow ProLogis to continue to generate profits from its development activities in a particular reporting period.

      See the discussion of factors that could affect the future plans of ProLogis, in the CDFS business segment at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

ProLogis Management

      ProLogis’ management team is headed by its Chairman and Chief Executive Officer, K. Dane Brooksher and its Vice Chairman and Chief Investment Officer, Irving F. Lyons III. Mr. Brooksher and Mr. Lyons are members of ProLogis’ Board of Trustees (the “Board”). On March 25, 2003, ProLogis announced that Mr. Brooksher would relinquish his role as Chief Executive Officer of ProLogis on December 31, 2004 and that Mr. Lyons would relinquish his role as Vice Chairman and Chief Investment Officer of ProLogis on that same date. Mr. Brooksher will remain as ProLogis’ Chairman of the Board and Mr. Lyons will remain as a member of the Board and will serve as Chairman of the Board’s investment committee. The Board’s succession committee has been working with the full Board on succession planning and transition issues.

      ProLogis’ investments and operations are overseen by Jeffrey H. Schwartz, President of International Operations and President and Chief Operating Officer — Asia, John W. Seiple, Jr., President and Chief Investment Officer — North America, Robert J. Watson, President of North American Operations and Steven K. Meyer, President and Chief Operating Officer — Europe. Further, in North America, each of ProLogis’ four regions (Mid-Atlantic, Southeast, Central/ Mexico and Pacific) is led by two senior members of the management team — one who is responsible for capital management and one who is responsible for capital deployment. The three regions in Europe (Northern and Central Europe, Southern Europe and the United Kingdom) are each led by a senior officer who has both capital management and capital deployment responsibilities. In Japan, the capital management and capital deployment responsibilities are primarily those of Mr. Schwartz and there are two senior officers in Japan who work closely with Mr. Schwartz, primarily in the area of capital deployment. This structure will continue in Japan until such time as the volume of investments and the level of operations demonstrate the need for additional managers. At this time, ProLogis has one senior officer in China.

      ProLogis maintains a Code of Ethics and Business Conduct applicable to its Board and all of its officers and employees, including the principal executive officer, the principal financial officer, the principal accounting officer, the controller or persons performing similar functions. A copy of ProLogis’ Code of Ethics and Business Conduct is available on ProLogis’ website, www.prologis.com. In addition to being accessible through ProLogis’ website, copies of ProLogis’ Code of Ethics and Business Conduct can be obtained, free of charge, upon written request to Investor Relations, 14100 East 35th Place, Aurora, Colorado 80011. Any amendments to or waivers of ProLogis’ Code of Ethics and Business Conduct that apply to the principal executive officer, the principal financial officer, the principal accounting officer, the controller or persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on ProLogis’ website.

      The reference to ProLogis’ website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

ProLogis’ Operating System

      ProLogis’ management team is responsible for overseeing the use the ProLogis Operating System, the cornerstone of ProLogis’ business strategy, to allow ProLogis to achieve long-term sustainable growth in cash flow and increase the overall return on equity for its shareholders. The ProLogis Operating System is a proprietary property management and customer service delivery system that has been designed to assist ProLogis’ professional management team in providing a unique and disciplined approach to serving existing and prospective customers. ProLogis believes that, through the ProLogis Operating System, it is, and will continue to be, well positioned to leverage its customer relationships to generate additional business opportunities.

Capital Management and Capital Deployment

      Within the ProLogis Operating System, ProLogis has a team of professionals who are responsible for managing and leasing the properties owned by ProLogis and the property funds. These capital management team members are part of the Market Services Group. ProLogis has 38 Market Officers who are primarily responsible for understanding and meeting the needs of existing and prospective customers in their respective markets. The Market Officers, along with their team of property management and leasing professionals, use their knowledge of local market conditions to assist the Global Services Group in identifying and accommodating those customers with multiple market requirements and assist in the marketing efforts directed at those customers. The Market Officers’ ability to serve customers in the local market is enhanced by their access to ProLogis’ national and international resources. The focus of the Market Officers has been, and continues to be, on: (i) managing the capital invested in their markets; (ii) creating and maintaining relationships with customers, potential customers and industrial brokers; (iii) leasing ProLogis’ properties; and (iv) identifying potential acquisition and development opportunities in their markets.

      Capital deployment is the responsibility of a team of professionals who focus on ensuring that ProLogis’ capital resources are deployed in an efficient and productive manner that will best serve ProLogis’ long-term objective of increasing shareholder value. The team members responsible for capital deployment evaluate both acquisition and development opportunities in light of the market conditions in their respective regions and ProLogis’ overall goals and objectives. In North America the capital deployment and capital management functions are divided between two senior officers in each region due to the level of investments in each region. In Europe, the responsibilities for capital deployment and capital management are shared by one senior officer in each region who rely heavily on country officers to assist them in carrying out their responsibilities. Capital deployment officers work closely with the Global Development Group on creating industry-leading distribution properties and master-planned distribution parks utilizing the extensive experience of the Global Development team members in the development and construction of generic industrial distribution properties that appeal to a wide variety of customers. The Global Development Group incorporates the latest technology with respect to building design and systems and has developed standards and procedures that it strictly adheres to in the development of all properties to ensure that properties developed by ProLogis are of a consistent quality.

Customer Service

      The Global Services Group provides service to a group of the largest users of distribution space that ProLogis has identified as its targeted customer base. The Global Services Group’s primary focus is to position ProLogis as the preferred provider of distribution space to these targeted customers. The professionals in the Global Services Group also seek to build long-term relationships with ProLogis’ existing customers. The Global Services Group is dedicated to providing a single point of contact for multi-location global users of distribution space to simplify and streamline the execution of such customers’ distribution space plans.

      The ProLogis Solutions Group was formed to address ProLogis’ customers’ distribution and logistics needs by consulting with them on distribution network matters and by providing them with access to material handling equipment. The distribution-related consulting services available to customers by the ProLogis Solutions Group includes network optimization tools, strategic site selection, business location services (including tax incentive analysis and tax negotiation consulting) and design consulting services. ProLogis believes that the services provided by the ProLogis Solutions Group can strengthen its customer relationships.

Trustees

      K. Dane Brooksher — 65 — Mr. Brooksher has served as a Trustee since October 1993. Mr. Brooksher has been Chairman and Chief Executive Officer of ProLogis since March 1999 and he was Co-Chairman and Chief Operating Officer of ProLogis from November 1993 to March 1999. Prior to joining ProLogis, Mr. Brooksher was Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick (now KPMG LLP), independent public accountants, where he served on the Board of Directors and Management Committee and as International Development Partner for Belgium and The Netherlands. Mr. Brooksher is a Director of Butler Manufacturing Company, the National Association of Manufacturers, Pactiv Corporation and Colorado Forum, a not-for-profit organization. Mr. Brooksher serves as an Advisory Board Member of the J.L. Kellogg School of Management of Northwestern University. Mr. Brooksher will begin a term as a Director of Qwest Communications International, Inc. in April 2004. Mr. Brooksher’s term as Trustee expires in 2005.

      Irving F. Lyons, III — 54 — Mr. Lyons has served as a Trustee since March 1996. Mr. Lyons has been Vice Chairman of ProLogis since December 2001 and Chief Investment Officer of ProLogis since March 1997. Mr. Lyons was President of ProLogis from March 1999 to December 2001, Co-Chairman of ProLogis from March 1997 to March 1999 and Managing Director of ProLogis from December 1993 to March 1997. Prior to joining ProLogis, Mr. Lyons was the Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons’ term as Trustee expires in 2006.

      Stephen L. Feinberg — 59 — Mr. Feinberg has served as a Trustee since January 1993. Mr. Feinberg has been Chairman of the Board and Chief Executive Officer of Dorsar Investment Co., Inc., a diversified holding company with interests in real estate and venture capital, since 1970. Mr. Feinberg is also a Director of Security Capital Preferred Growth, an affiliate of Security Capital Group Incorporated (“Security Capital”), previously ProLogis’ largest shareholder (see Note 7 to ProLogis’ Consolidated Financial Statements in Item 8), Continental Transmission Corporation, MetaMetrics, Inc., St. John’s College, The Santa Fe Institute and The Feinberg Foundation, Inc. He was formerly Chairman of the Board of St. John’s College and a former Director of Farrar, Strauss and Giroux, Inc. (a private publishing company), Molecular Informatics, Inc., Border Steel Mills, Inc., Springer Building Materials Corporation, Circle K Corporation, EnerServ Products, Inc. and Texas Commerce Bank-First State. Mr. Feinberg’s term as Trustee expires in 2004.

      George L. Fotiades — 50 — Mr. Fotiades has served as a Trustee since December 2001. Mr. Fotiades is President and Chief Operating Officer of Cardinal Health, Inc., a provider of services supporting the health-care industry. Prior thereto, Mr. Fotiades was President and Chief Executive Officer of Life Services Products and Services, a unit of Cardinal Health Inc. Mr. Fotiades was President and Chief Operating Officer of R. P. Scherer Corporation (which was merged into Cardinal Health, Inc. in August 1998), Executive Vice President and Group President from 1996 to 1998 and Group President of the Americas and Asia Pacific from 1996 to 1998. Mr. Fotiades’ term as Trustee expires in 2006.

      Donald P. Jacobs — 76 — Mr. Jacobs has served as a Trustee since February 1996. Mr. Jacobs has been a faculty member of the J.L. Kellogg School of Management of Northwestern University since 1957 and Mr. Jacobs is currently Dean Emeritus, having served as Dean from 1975 until 2001. Mr. Jacobs is a Director of Hartmarx Corporation, Terex Corporation and CDW Computer Centers. Mr. Jacobs was formerly a Director of Commonwealth Edison and its parent company, Unicom and he was formerly the Chairman of the Public Review Board of Andersen Worldwide. Mr. Jacobs was Chairman of the Advisory Committee of the Oversight Board of the Resolution Trust Corporation for the third region from 1990 to 1992, Chairman of the Board of AMTRAK from 1975 to 1979, Co-Staff Director of the Presidential Commission on Financial Structure and Regulation from 1970 to 1971 and Senior Economist for the Banking and Currency Committee of the U.S. House of Representatives from 1963 to 1964. Mr. Jacobs’ term as Trustee expires in 2004.

      Neelie Kroes — 62 — Ms. Kroes was appointed as a Trustee in May 2002. Ms. Kroes is a member of the Supervisory Boards of Volvo Group (Sweden) and the Thales Group. Ms. Kroes served as President of Nyenrode University, a private university in The Netherlands, from May 1991 to April 2000. Prior thereto, Ms. Kroes held various logistics-related positions in the Dutch government, including Cabinet Minister of Transportation, Public Works and Telecommunication. Ms. Kroes was an assistant professor for transport areas at Erasmus University in Rotterdam, The Netherlands from May 1965 to August 1971. Ms. Kroes serves on various advisory boards including P&O Nedlloyd, Lucent Technologies B.V. and Nederlands Spoorwegen NV (Dutch Railways). Ms. Kroes’ term as Trustee expires in 2005.

      Kenneth N. Stensby — 64 — Mr. Stensby has served as a Trustee since March 1999. Mr. Stensby has been Senior Vice President, Mortgage Origination, with Heitman Real Estate Investment Management since September 2003. Mr. Stensby was a Director of Meridian Industrial Trust Inc. from 1996 to March 1999, when it was merged with and into ProLogis. Mr. Stensby was President and Chief Executive Officer of United Properties, a Minneapolis-based diversified real estate company, from 1974 until his retirement in January 1995. Mr. Stensby is past President of the National Association of Industrial and Office Parks and was a

Director of First Asset Realty Advisors, a pension advisory subsidiary of First Bank of Minneapolis, and Corner House. Mr. Stensby’s term as Trustee expires in 2005.

      D. Michael Steuert — 55 — Mr. Steuert was appointed as a Trustee in September 2003. Mr. Steuert has been Senior Vice President and Chief Financial Officer of Fluor Corporation, a publicly owned engineering and construction firm, since 2001. Mr. Steuert was Senior Vice President and Chief Financial Officer of Litton Industries, Inc. from 1999 to 2001. Prior thereto, Mr. Steuert was Senior Vice President and Chief Financial Officer for GenCorp, Inc. Mr. Steuert has served as a Trustee of the Mental Health Association of Summit County (Ohio), regional director of the Financial Executive’s Institute and Director of GenCorp, Inc. board of directors. Mr. Steuert’s term as Trustee expires in 2004.

      J. André Teixeira — 51 — Mr. Teixeira has served as a Trustee since February 1999. Mr. Teixeira is Vice President, Global Innovation and Development, Interbrew, Belgium, a publicly traded brewer. He was Chairman and Senior Partner with BBL Partners LLC, Moscow, Russia, a consulting and trading company specializing in the food and food ingredient industry, from 2001 to 2002 and he was the President of Coca-Cola for the Russia and Ukraine region, General Manager of Coca-Cola Russia, Ukraine and Belarus and Head of Representation for the Coca-Cola Export Corporation, Moscow from 2000 to 2001. Mr. Teixeira was General Manager/ President of the Coca-Cola Ukraine and Belarus region, Kiev from 1998 to 2000 and was with Coca-Cola in various capacities since 1978. Mr. Teixeira’s term as Trustee expires in 2004.

      William D. Zollars — 56 — Mr. Zollars has served as a Trustee since June 2001. Mr. Zollars has been Chairman, President and Chief Executive Officer of Yellow Corporation, a holding company specializing in transportation of industrial, commercial and retail goods, since 1999. From 1996 to 1999, Mr. Zollars was President of Yellow Freight System Inc., Yellow Corporation’s principal operating subsidiary, and he was a Senior Vice President of Ryder Integrated Logistics, Inc. from 1994 to 1996. Mr. Zollars is a Director of Butler Manufacturing Co. Mr. Zollars’ term as Trustee expires in 2006.

Senior Officers

      Jeffrey H. Schwartz — 44 — President of International Operations since March 2003 and President and Chief Operating Officer — Asia since March 2002. Mr. Schwartz was President and Chief Executive Officer of Vizional Technologies, Inc. (“Vizional Technologies”), an unconsolidated investee of ProLogis (see Note 4 to ProLogis’ Consolidated Financial Statements in Item 8) from September 2000 to February 2002. From October 1994 to August 2000, Mr. Schwartz was with ProLogis, most recently as Vice Chairman for International Operations. Prior to originally joining ProLogis in October 1994, Mr. Schwartz was a founder and managing partner of The Krauss/ Schwartz Company, an industrial real estate developer in Florida.

      Steven K. Meyer — 55 — President and Chief Operating Officer — Europe since January 2004. Mr. Meyer was Managing Director of ProLogis from December 1998 to January 2004, where he had capital deployment responsibilities for the Central/ Mexico region and has been with ProLogis in various capacities since September 1994. Prior to joining ProLogis, Mr. Meyer was an Executive Vice President with Trammell Crow Company, a diversified commercial real estate company in North America.

      John W. Seiple, Jr. — 45 — President of North America since December 2001 and Chief Investment Officer — North America since February 2004. Mr. Seiple was Chief Operating Officer — North America of ProLogis from December 1998 to February 2004 and has been with ProLogis in various capacities since October 1993. Mr. Seiple is a Director of Insight Inc. (an unconsolidated investee of ProLogis — see Note 4 to ProLogis’ Consolidated Financial Statements in Item 8). Prior to joining ProLogis, Mr. Seiple was a Senior Vice President with Trammell Crow Company, a diversified commercial real estate company in North America.

      Robert J. Watson — 54 — President of North American Operations since February 2004. Mr. Watson was President and Chief Operating Officer — Europe of ProLogis from December 1998 to January 2004 and has been with ProLogis in various capacities since November 1992. Prior to joining ProLogis, Mr. Watson was the Regional Partner for Southwest United States Real Estate with Trammell Crow Company, a diversified commercial real estate company in North America.

      Walter C. Rakowich — 46 — Managing Director and Chief Financial Officer of ProLogis since December 1998, where he is responsible for worldwide corporate finance. Mr. Rakowich has been with ProLogis in various capacities since July 1994. Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions and he was a Principal with Trammell Crow Company, a diversified commercial real estate company in North America.

      Edward S. Nekritz — 38 — Managing Director of ProLogis since December 2002, General Counsel of ProLogis since December 1998 and Secretary of ProLogis since March 1999, where he oversees the provision of all legal services for ProLogis and is responsible for ProLogis’ Risk Management and Asset Services departments. Mr. Nekritz has been with ProLogis in various capacities since September 1995. Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw LLP).

      Paul C. Congleton — 49 — Managing Director of ProLogis since September 1999, where he is responsible for Fund Management and Real Estate Research in North America. Mr. Congleton has been with ProLogis in various capacities since January 1995. Prior to joining ProLogis, Mr. Congleton was Managing Principal with Overland Company, a property management, leasing and consulting company based in Arizona.

      Alan J. Curtis — 56 — Managing Director of ProLogis since December 2002, where he has capital management and deployment responsibilities for the United Kingdom. Mr. Curtis has been with ProLogis or an investee of ProLogis in various capacities since June 1997. Prior thereto, Mr. Curtis was with Gazely Properties as a Senior Development Surveyor with responsibilities for the Midlands market of the United Kingdom.

      Ranald A. Hahn — 48 — Managing Director of ProLogis since December 2002, where he has capital management and deployment responsibilities for Southern Europe. Mr. Hahn has been with ProLogis in various capacities since March 1999. Prior to joining ProLogis, Mr. Hahn was the International Business Development Director of GSE, a French logistics construction company.

      John R. Rizzo — 54 — Managing Director of ProLogis since December 2000, where he is responsible for the Global Development Group in North America. Mr. Rizzo has been with ProLogis in various capacities since January 1999. Prior to joining ProLogis, Mr. Rizzo was Senior Vice President and Chief Operating Officer of Perini Management Services Incorporated, an affiliate of Perini Corporation which is a construction management and general contracting firm.

      Robin P. R. von Weiler — 47 — Managing Director of ProLogis since December 1999, where he has capital management and deployment responsibilities for Northern and Central Europe. Mr. von Weiler has been with ProLogis in various capacities since October 1997. Prior to joining ProLogis, Mr. von Weiler was with DTZ Zadelhoff V.O.F., part of DTZ Debenham Tie Lung, in Rotterdam, The Netherlands, most recently as Vice Managing Director, Real Estate Agent and Corporate Advisor.

      Gary E. Anderson — 38 — Senior Vice President of ProLogis since May 2003, where he has capital deployment responsibilities for the Central/ Mexico region. Previously, Mr. Anderson was a Market Officer for ProLogis’ New Jersey markets and he has been with ProLogis in various capacities since August 1994. Prior to joining ProLogis, Mr. Anderson was with Security Capital, previously ProLogis’ largest shareholder, as a member of its Management Development Program.

      Bert Angel — 47 — Senior Vice President of ProLogis since December 2003, where he oversees the Global Services Group in Europe. Previously, Mr. Angel was a First Vice President of ProLogis with similar responsibilities and he has been with ProLogis in various capacities since May 1998. Prior to joining ProLogis, Mr. Angel was the International Marketing and Sales Director for the Port of Rotterdam, the largest port in the world.

      Gregory J. Arnold — 48 — Senior Vice President of ProLogis since December 2001, where he oversees the Global Services Group in North America. Mr. Arnold has been with ProLogis in various capacities since May 1994. Prior to joining ProLogis, Mr. Arnold was an Equity Vice President with LaSalle Partners (now Jones Lang LaSalle), a corporate real estate advisory firm.

      Patrick J. Boot — 39 — Senior Vice President of ProLogis since January 2003, where he has responsibility for Real Estate Research in China and for the establishment of ProLogis’ operations in China. Prior to joining ProLogis, Mr. Boot was Executive Vice President and Executive Director of Property Investment Advisors Indonesia/ P.T. Sanggraha Daksamitra, a real estate development and leasing company in Indonesia.

      Eric D. Brown — 43 — Senior Vice President of ProLogis since January 2004, where he has capital management responsibilities for the Central/ Mexico region. Previously, Mr. Brown was a Market Officer for ProLogis’ San Antonio and Reynosa, Mexico markets and he has been with ProLogis in capacities since May 1994. Prior to joining ProLogis, Mr. Brown was a Partner and Vice President of Crow Barshop Properties, Inc., an industrial real estate management and leasing company in San Antonio.

      Ken R. Hall — 53 — Senior Vice President of ProLogis since December 2002, where he oversees the Global Development Group in Europe. Mr. Hall has been with ProLogis or an investee of ProLogis in various capacities since July 1998. Prior thereto, Mr. Hall was a Managing Director of Birse Construction, a development company in the United Kingdom.

      Larry H. Harmsen — 43 — Senior Vice President of ProLogis since December 2001, where he has capital deployment responsibilities for the Pacific region. Mr. Harmsen has been with ProLogis in various capacities since February 1995. Prior to joining ProLogis, Mr. Harmsen was a Vice President and General Partner with Lincoln Property Company, a diversified national real estate operating company.

      M. Gordon Keiser, Jr. — 59 — Senior Vice President of ProLogis since October 1995 and Treasurer of ProLogis since December 1998, where he is responsible for relationships with ProLogis’ lenders. Mr. Keiser has been with ProLogis in various capacities since October 1995. Prior to joining ProLogis, Mr. Keiser was Senior Vice President of JMB Realty Corporation with responsibilities for corporate finance and capital markets financing.

      Douglas A. Kiersey, Jr. — 43 — Senior Vice President of ProLogis since December 2001, where he has capital deployment responsibilities for the Mid-Atlantic region. Mr. Kiersey has been with ProLogis in various capacities since May 1994. Prior to joining ProLogis, Mr. Kiersey was a member of the Industrial/ Technology Group at Cushman & Wakefield of Oregon, Inc., a real estate brokerage and services company.

      W. Scott Lamson — 41 — Senior Vice President of ProLogis since March 2003, where he has capital management responsibilities for the Pacific region. Previously, Mr. Lamson was a Market Officer for ProLogis’ San Francisco markets and he has been with ProLogis in various capacities since June 1995. Prior to joining ProLogis, Mr. Lamson was a Vice President with Commercial Property Services, a commercial real estate company with responsibilities in the San Francisco market.

      Luke A. Lands — 47 — Senior Vice President and Controller of ProLogis since August 2000, where he supervises ProLogis’ accounting, financial reporting and financial forecasting functions. Mr. Lands has been with ProLogis in various capacities since January 1996. Prior to joining ProLogis, Mr. Lands was Vice President of SCG Realty Services, an affiliate of Security Capital. Prior thereto, Mr. Lands was Vice President and Controller for Lincoln Property Company, a diversified national real estate operating company. Mr. Lands is a Certified Public Accountant.

      Brian N. Marsh — 39 — Senior Vice President of ProLogis since January 2004 where he has capital management responsibilities for the Mid-Atlantic Region. Previously, Mr. Marsh was a Market Officer for ProLogis’ Columbus, Ohio market and he has been with ProLogis in various capacities since January 1995. Prior to joining ProLogis, Mr. Marsh was an Associate with The Pizzuti Companies, an industrial real estate company in Columbus, Ohio.

      Debra A. McRight — 44 — Senior Vice President of ProLogis since December 1999, where she is responsible for client services and property management operations in North America. Ms. McRight has been with ProLogis in various capacities since September 1995. Prior to joining ProLogis, Ms. McRight was with Paragon Group, Inc., a full service real estate company, where she was responsible for property management operations in St. Louis, Missouri.

      Masato Miki — 39 — Senior Vice President of ProLogis since January 2004, where he is responsible for acquisition activities and capital raising in Japan. Previously, Mr. Miki was a First Vice President of ProLogis with similar responsibilities in Japan and he has been with ProLogis since August 2002. Prior to joining ProLogis, Mr. Miki was Vice President of Mitsui Fudosan Investment Advisors, Inc., an affiliate of Mitsui Fudosa Co., Ltd., a comprehensive real estate company in Japan.

      Charles E. Sullivan — 46 — Senior Vice President of ProLogis since December 2001, where he has capital management responsibilities for the Southeast region. Mr. Sullivan has been with ProLogis in various capacities since October 1994. Prior to joining ProLogis, Mr. Sullivan was an Industrial Broker with Cushman & Wakefield of Florida, a real estate brokerage and services company.

      Neville D. E. Teagarden — 40 — Senior Vice President and Chief Information Officer of ProLogis since September 2003, where he is responsible for development and implementation of ProLogis’ global business technology systems. Prior to joining ProLogis, Mr. Teagarden was the Chief Information Officer of Navigant International, a provider of travel management services.

      Peter R. S. Wittendorp — 38 — Senior Vice President of ProLogis since December 2003 where he has Global Capital and Fund Management responsibilities in Europe. Previously, Mr. Wittendorp was a First Vice President of ProLogis with similar responsibilities in Europe and he has been with ProLogis since September 2001. Prior to joining ProLogis, Mr. Wittendorp was an independent real estate consultant and he also served as Coordinating Fund Manager and Executive Vice President of the real estate investment group of ABP Investments.

      Mike Yamada — 50 — Senior Vice President of ProLogis since January 2004, where he is responsible for development activities in Japan. Previously, Mr. Yamada was a First Vice President of ProLogis with similar responsibilities in Japan and he has been with ProLogis since April 2002. Prior to joining ProLogis, Mr. Yamada was a Senior Officer of Fujita Corporation, a construction company in Japan.

Environmental Matters

      Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow funds by using such real estate as collateral. ProLogis has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned (directly or through investments in property funds), or being acquired, as of December 31, 2003, and ProLogis is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on ProLogis’ business, financial condition or results of operations. ProLogis or the predecessor owners have subjected each of its properties to an environmental assessment (which may not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of these environmental assessments have revealed, nor is ProLogis aware of, any environmental liability (including asbestos-related liability) that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations have revealed or will reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to ProLogis or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Insurance Coverage

      ProLogis and its unconsolidated investees carry comprehensive insurance coverage. ProLogis determines the type of coverage and the policy specifications and limits based on what it deems to be the risks associated with its ownership of properties and other of its business operations in specific markets. Such coverage includes property, liability, fire, flood, earthquake, environmental, terrorism, extended coverage and rental loss. ProLogis believes that its insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and ProLogis believes its properties and the properties of its unconsolidated investees are adequately insured. However, an uninsured loss could result in loss of capital investment and anticipated profits. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

ITEM 2. Properties

Industrial Distribution Properties

      ProLogis has directly invested in real estate assets that are primarily generic industrial distribution properties. Due to the costs associated with retrofitting service center space for new customers, ProLogis has acquired properties containing service center space on a very limited basis. Generally, service center space has been acquired as part of portfolio acquisitions in which the majority of the properties being acquired were generic industrial distribution properties. In Japan, ProLogis’ distribution properties will generally be multi-level centers, which is common in Japan due to the high cost and limited availability of land. ProLogis’ properties are typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. Based on the square footage of operating properties directly owned by ProLogis at December 31, 2003, 87% of ProLogis’ properties are used for bulk distribution with the remaining properties used for light manufacturing and assembly (11%) and for other purposes, primarily service centers, (2%).

      All operating properties are part of the property operations segment. ProLogis has commitments with certain property funds that require ProLogis to offer to contribute certain of its stabilized developed properties to those property funds, subject to certain conditions, upon completion. All properties under development are part of the CDFS business segment. Regardless of ProLogis’ intent with respect to a property (i.e., direct, long-term investment or expectation of future contribution or sale), all properties that are classified as operating properties are included in the property operations segment while they are directly owned by ProLogis.

Geographic Distribution

      ProLogis has direct ownership of 1,279 distribution properties (operating and under development) in North America, Europe and Japan at December 31, 2003. In North America, properties that are owned directly by ProLogis are located in 38 markets (including three cities that are not target markets) in 23 states and the District of Columbia in the United States, and in four markets in Mexico. In Europe, the properties that are owned directly by ProLogis are located in 19 markets in eight countries. In Japan, the properties that are owned directly by ProLogis are currently reflected in one market that includes Tokyo, Osaka and Nagoya. ProLogis defines its markets based on the concentration of properties in a specific area. A market, as defined by ProLogis, can be a metropolitan area, a city, a subsection of a metropolitan area, a subsection of a city or a region of a state or country. Accordingly, the actual location of each market may not be easily identifiable by the name given to the market by ProLogis. Such markets are identified below along with the major metropolitan areas or cities located in that market to assist in understanding the information presented in the tables that follow in Item 2.

United States:
I-81 Corridor, Pennsylvania	Allentown, Bethlehem, Harrisburg
I-95 Corridor, New Jersey	Cranbury, Newark, Secaucus, Trenton
Los Angeles/ Orange County, California	Los Angeles and Orange County metropolitan areas
Europe:
France:
Central	Orleans, Paris, Vatry
East	Metz
North	Lille, Le Havre
South	Lyon, Marseille
Germany:
Rhine/ Main	Frankfurt
Rhine/ Ruhr	Cologne, Dortmund, Dusseldorf
South	Munich
Netherlands:
South	Haaften, Tilburg, Veghel, Venlo
Poland:
Central	Piotrkow
South	Bedzin
West	Poznan
United Kingdom:
East Midlands	Bedfordshire, Coalville, Corby, Daventry, Leicester, Northampton
London and Southeast	London, Hemel Hempstead, Thurrock
North	Leeds, Wakefield, Crewe
West Midlands	Banbury, Birmingham, Coventry, Rugby
Asia:
Japan	Nagoya, Osaka, Tokyo

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

	December 31,

	2003		2002

		Percentage of		Percentage of
	Number of	Assets Based	Number of	Assets Based
	Properties	on Cost(1)	Properties	on Cost(1)

North American Markets:
United States:
Atlanta, Georgia	80	4.89%	84	5.22%
Austin, Texas	27	1.24	27	1.31
Charlotte, North Carolina	33	2.58	30	2.20

	December 31,

	2003		2002

		Percentage of		Percentage of
	Number of	Assets Based	Number of	Assets Based
	Properties	on Cost(1)	Properties	on Cost(1)

Chattanooga, Tennessee	5	0.29	5	0.30
Chicago, Illinois	61	6.26	59	6.07
Cincinnati, Ohio	42	2.19	39	1.95
Columbus, Ohio	32	3.38	29	2.93
Dallas/ Ft. Worth, Texas	125	8.09	127	8.52
Denver, Colorado	25	1.46	25	1.52
El Paso, Texas	18	1.34	19	1.24
Ft. Lauderdale/ Miami, Florida	14	1.19	11	0.92
Houston, Texas	91	4.58	92	4.86
I-81 Corridor, Pennsylvania	3	0.87	3	0.92
I-95 Corridor, New Jersey	26	2.50	28	2.98
Indianapolis, Indiana	43	2.45	43	2.53
Kansas City, Kansas/ Missouri	29	1.15	29	1.19
Las Vegas, Nevada	17	1.72	17	1.80
Los Angeles/ Orange County, California(2)	2	0.70	2	0.94
Louisville, Kentucky	7	0.66	7	0.64
Memphis, Tennessee	47	3.48	48	4.07
Nashville, Tennessee	41	2.06	31	1.72
Oklahoma City, Oklahoma	6	0.22	6	0.22
Orlando, Florida	19	1.25	19	1.31
Phoenix, Arizona	30	1.25	30	1.30
Portland, Oregon	20	0.88	20	0.92
Reno, Nevada	23	1.77	23	1.85
Salt Lake City, Utah	7	0.84	7	0.88
San Antonio, Texas	53	2.29	51	2.36
San Francisco (East Bay), California	54	4.23	53	4.34
San Francisco (South Bay), California	71	4.25	71	4.43
Seattle, Washington	14	1.05	14	1.10
St. Louis, Missouri	13	0.71	14	1.44
Tampa, Florida	61	2.54	64	2.88
Tulsa, Oklahoma	9	0.23	9	0.24
Washington D.C./ Baltimore, Maryland	38	2.92	42	3.35
Other(3)	3	0.26	2	0.10
Mexico:
Juarez	12	0.67	12	0.70
Monterrey	8	0.59	8	0.64
Reynosa	12	0.77	11	0.66
Tijuana	3	0.25	2	0.18

Subtotal North America	1,224	80.05	1,213	82.73

	December 31,

	2003		2002

		Percentage of		Percentage of
	Number of	Assets Based	Number of	Assets Based
	Properties	on Cost(1)	Properties	on Cost(1)

European Markets(4):
Czech Republic:
Prague	—	—	1	0.24
France:
Central	3	0.58	1	0.18
East	1	0.23	—	—
North	1	0.26	2	0.36
South	4	0.77	3	0.54
Germany:
Rhine/ Main	2	0.58	1	0.32
Rhine/ Ruhr	2	0.49	2	0.32
South	2	0.30	—	—
Hungary:
Budapest	2	0.24	—	—
Italy:
Milan	1	0.27	3	0.69
Netherlands:
South	2	0.87	1	0.37
Poland:
Central	1	0.29	—	—
South	1	0.06	1	0.07
Warsaw	2	0.33	1	0.18
West	2	0.13	1	0.04
Spain:
Madrid	2	0.64	2	0.52
United Kingdom:
East Midlands	6	2.10	12	2.61
London and Southeast	9	3.07	14	5.08
North	2	0.31	1	0.27
West Midlands	6	2.46	4	1.14

Subtotal Europe	51	13.98	50	12.93

Asia(5):
Japan	4	5.97	4	4.34

Total	1,279 (6)	100.00%	1,267 (6)	100.00%

(1)	Properties under development are reflected at their total expected cost at completion, rather than at the cost incurred as of the dates presented.

(2)	ProLogis California has the right of first offer with respect properties that ProLogis develops, excluding properties developed under build to suit agreements, in certain counties included in ProLogis’ Los Angeles/ Orange County market, subject to the property meeting certain specified criteria, including leasing criteria.

(3)	Includes one property in each of the Akron, Ohio, Birmingham, Alabama and Brownsville, Texas markets, none of which are considered to be target markets of ProLogis.

(4)	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in specific markets in Europe to ProLogis European Properties Fund through September 2019, subject to the property meeting certain specified criteria, including leasing criteria.

(5)	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan to ProLogis Japan Properties Fund through June 2006, subject to the property meeting certain specified criteria, including leasing criteria.

(6)	Includes 27 properties under development at December 31, 2003 and 37 properties under development at December 31, 2002.

Properties

      The information in the following tables is as of December 31, 2003 for the properties and land directly owned by ProLogis and its consolidated subsidiaries and partnerships, which may not be 100% owned by ProLogis (see “— Real Estate Partnerships”). No individual property or group of properties operated as a single business unit amounted to 10% or more of ProLogis’ consolidated total assets at December 31, 2003 or generated income equal to 10% or more of ProLogis’ consolidated gross revenues or total income for the year ended December 31, 2003. The table does not include properties that are owned by property funds or by ProLogis’ other unconsolidated investees which are discussed under “— Unconsolidated Investees.”

			Rentable
	No. of	Percentage	Square
	Bldgs.	Occupancy(1)	Footage	Investment(2)	Encumbrances(3)

Operating Properties Directly Owned at December 31, 2003(4):
North American Markets(5):
United States:
Atlanta, Georgia	80	80.24%	8,504,171	$271,202,953	$35,618,033
Austin, Texas	27	83.05	1,759,309	68,920,961	—
Charlotte, North Carolina	33	88.75	4,603,630	143,120,391	41,371,602
Chattanooga, Tennessee	5	96.50	1,147,872	15,923,237	—
Chicago, Illinois	60	84.77	7,832,665	330,136,091	44,688,271
Cincinnati, Ohio	42	81.50	4,486,846	121,398,240	40,924,343
Columbus, Ohio	31	94.73	5,272,331	169,576,695	30,840,379
Dallas/ Fort Worth, Texas	124	82.96	13,104,598	434,549,171	63,086,584
Denver, Colorado	25	82.75	2,849,696	81,087,292	—
El Paso, Texas	18	73.48	2,596,483	74,386,024	1,964,447
Ft. Lauderdale/ Miami, Florida	14	92.47	1,137,689	65,902,493	1,606,815
Houston, Texas	91	86.82	8,400,201	254,264,097	45,590,711
I-81 Corridor, Pennsylvania	3	100.00	1,068,420	48,304,131	—
I-95 Corridor, New Jersey	26	99.53	3,608,653	138,895,232	28,141,909
Indianapolis, Indiana	43	82.11	4,184,599	135,849,021	—
Kansas City, Kansas/ Missouri	29	93.41	1,578,487	63,610,026	11,512,592
Las Vegas, Nevada	17	96.69	2,061,291	95,112,389	16,728,554
Los Angeles/ Orange County, California	1	100.00	249,283	11,145,451	—
Louisville, Kentucky	7	87.05	1,469,988	36,661,395	6,406,868
Memphis, Tennessee	47	86.92	7,309,879	192,753,408	9,881,854
Nashville, Tennessee	41	80.00	4,439,170	114,271,012	6,930,533

			Rentable
	No. of	Percentage	Square
	Bldgs.	Occupancy(1)	Footage	Investment(2)	Encumbrances(3)

Oklahoma City, Oklahoma	6	76.68	639,942	12,181,777	—
Orlando, Florida	19	86.92	1,750,236	69,541,705	7,465,210
Phoenix, Arizona	30	91.42	2,016,336	69,233,239	—
Portland, Oregon	20	98.50	1,330,129	49,029,182	327,285
Reno, Nevada	23	97.48	2,702,923	98,193,976	10,491,690
Salt Lake City, Utah	7	94.13	1,643,468	46,603,502	—
San Antonio, Texas	52	91.16	4,373,638	123,620,001	—
San Francisco (East Bay), California	54	71.34	5,882,515	234,388,901	31,080,656
San Francisco (South Bay), California	71	81.55	3,695,747	235,879,869	6,767,728
Seattle Washington	14	89.32	1,272,827	58,313,385	4,533,307
St. Louis, Missouri	13	75.42	1,251,825	39,138,730	7,097,074
Tampa, Florida	61	91.03	3,707,575	141,104,030	24,583,158
Tulsa, Oklahoma	9	99.14	523,623	12,809,305	—
Washington D.C./ Baltimore, Maryland	38	95.97	3,936,330	161,712,918	36,181,170
Other(6)	2	100.00	215,723	5,055,124	352,221
Mexico:
Juarez	12	92.13	966,918	36,970,643	—
Monterrey	8	70.63	825,001	32,611,117	—
Reynosa	11	100.00	967,041	36,467,201	—
Tijuana	2	100.00	262,220	9,499,403	—

Subtotal North America(5)	1,216	86.34	125,629,278	4,339,423,718	514,172,994

European Markets(7):
France:
Central	1	100.00	149,943	9,214,895	—
North	1	—	344,760	14,469,605	—
South	3	32.42	842,993	35,965,646	—
Germany:
Rhine/ Main	1	—	202,772	21,718,462	—
Rhine/ Ruhr	1	—	180,469	12,308,568	—
Hungary:
Budapest	2	34.71	305,267	13,307,223	—
Netherlands:
South	1	50.00	448,407	23,862,607	—
Poland:
Central	1	100.00	428,500	15,829,047	—
South	1	100.00	123,000	3,469,660	—
Warsaw	1	60.42	186,196	7,709,668	—
West	1	60.84	61,570	2,554,990	—
Spain:
Madrid	2	19.80	608,466	35,263,747	—

			Rentable
	No. of	Percentage	Square
	Bldgs.	Occupancy(1)	Footage	Investment(2)	Encumbrances(3)

United Kingdom:
East Midlands(8)	6	40.79	1,620,549	116,862,968	—
London and Southeast	7	—	827,569	118,278,213	—
North(9)	2	30.67	267,399	17,263,002	—
West Midlands(10)	5	41.59	914,155	81,292,456	—

Subtotal Europe(7):	36	35.92	7,512,015	529,370,757	—

Total Operating Properties Directly Owned at December 31, 2003(4)	1,252	83.50%	133,141,293	$4,868,794,475	$514,172,994

		Rentable
	No. of	Square		Total Expected
	Bldgs.	Footage	Investment(2)	Cost(11)

Properties Under Development at December 31, 2003(12)(13):
North American Markets:
United States:
Chicago, Illinois	1	457,701	$2,373,292	$17,180,281
Columbus, Ohio	1	749,952	10,922,367	17,823,543
Dallas/ Ft. Worth, Texas	1	447,400	11,805,790	14,457,534
Los Angeles/ Orange County, California	1	882,230	8,941,957	27,706,793
San Antonio, Texas	1	74,100	3,309,056	3,631,498
Other(14)	1	294,000	8,999,979	9,585,237
Mexico:
Reynosa	1	148,000	2,761,598	6,263,160
Tijuana	1	110,000	2,638,417	4,396,929

Subtotal North America	8	3,163,383	51,752,456	101,044,975

European Markets:
France:
Central	2	503,949	7,212,515	23,145,215
East	1	326,149	3,104,161	13,014,743
South	1	164,926	2,316,250	6,800,000
Germany:
Rhine/ Main	1	164,582	7,916,288	10,457,204
Rhine/ Ruhr	1	275,946	4,239,338	14,966,696
South	2	300,854	8,028,755	16,386,614
Italy:
Milan	1	336,235	1,851,605	14,810,237
Netherlands:
South	1	503,787	10,323,294	24,284,402
Poland:
Warsaw	1	266,797	3,267,165	10,727,551
West	1	131,493	1,529,000	4,633,979

		Rentable
	No. of	Square		Total Expected
	Bldgs.	Footage	Investment(2)	Cost(11)

United Kingdom:
London and Southeast	2	359,600	45,860,178	51,810,406
West Midlands	1	726,000	33,656,930	55,209,262

Subtotal Europe	15	4,060,318	129,305,479	246,246,309

Asian Market:
Japan	4	2,599,331	223,523,519	331,200,455

Total Properties Under Development at December 31, 2003(12)(13)	27	9,823,032	$404,581,454	$678,491,739

	Acreage	Investment(2)	Encumbrances(3)

Land Held for Development at December 31, 2003(15):
North American Markets:
United States:
Atlanta, Georgia	234.2	$19,398,395	$—
Austin, Texas	7.2	775,877	—
Charlotte, North Carolina	17.3	1,519,348	—
Chicago, Illinois	83.2	15,869,604	—
Cincinnati, Ohio	97.3	8,821,438	—
Columbus, Ohio	15.9	935,447	—
Dallas/ Ft. Worth, Texas	155.4	15,336,833	—
Denver, Colorado	118.9	4,637,979	—
El Paso, Texas	85.2	5,459,775	—
Houston, Texas	56.0	5,272,379	—
I-81 Corridor, Pennsylvania	153.2	6,727,276	—
I-95 Corridor, New Jersey	10.1	545,585	—
Indianapolis, Indiana	149.6	10,370,109	—
Kansas City, Kansas/ Missouri	16.6	1,526,602	—
Las Vegas, Nevada	34.6	4,935,847	239,326
Los Angeles/ Orange County, California	91.7	8,197,369	—
Louisville, Kentucky	90.1	7,064,424	—
Memphis, Tennessee	120.6	7,083,218	—
Orlando, Florida	28.1	2,841,892	—
Portland, Oregon	10.3	1,753,655	—
Reno, Nevada	30.1	4,275,700	—
Salt Lake City, Utah	28.3	2,095,715	—
San Antonio, Texas	57.7	4,383,139	—
San Francisco (East Bay) California	77.6	6,593,262	—
Seattle, Washington	10.6	2,020,161	—
Tampa, Florida	48.4	3,396,123	—
Washington D.C./ Baltimore, Maryland	30.8	5,306,550	—
Mexico:
Juarez	47.3	7,809,319	—
Monterrey	12.8	1,759,700	—

	Acreage	Investment(2)	Encumbrances(3)

Reynosa	59.6	8,129,143	—
Tijuana	11.6	2,464,846	—

Subtotal North America	1,990.3	177,306,710	239,326

European Markets:
Belgium	12.4	1,158,351	—
Czech Republic:
Prague	31.3	8,930,809	—
France:
Central	16.5	2,517,904	—
North	19.8	1,322,147	—
South	40.3	9,362,930	—
Germany:
Rhine/ Main	12.4	9,285,937	—
Rhine/ Ruhr	6.3	1,991,845	—
South	0.6	167,721	—
Hungary:
Budapest	37.9	5,839,978	—
Italy:
Milan	47.2	3,708,563	—
Netherlands:
Rotterdam	5.0	1,927,158	—
Poland:
Central	5.7	1,537,463	—
South	19.1	2,676,006	—
Warsaw	66.0	5,396,144	—
Spain:
Madrid	33.3	11,459,865	—
United Kingdom:
East Midlands	42.5	13,691,179	—
London and Southeast	111.9	155,116,155	—
North	57.4	9,673,159	—
West Midlands(16)	150.0	88,093,312	—

Subtotal Europe	715.6	333,856,626	—

Total Land Held for Development at December 31, 2003(15)	2,705.9	$511,163,336	$239,326

			Rentable
	No. of		Square		Total Expected
	Bldgs.	Acreage	Footage	Investment(2)	Cost(11)	Encumbrances(3)

Grand Totals at December 31, 2003:
Operating properties(4)(5)(7)	1,252	n/a	133,141,293	$4,868,794,475	n/a	$514,172,994
Properties under development(12)(13)	27	n/a	9,823,032	404,581,454	$678,491,739	—
Land held for development(15)	n/a	2,705.9	n/a	511,163,336	n/a	239,326
Other investments(17)	n/a	n/a	n/a	69,507,754	n/a	—

Totals	1,279	2,705.9	142,964,325	$5,854,047,019	$678,491,739	$514,412,320

n/a	Not Applicable

(1)	The percentage occupancy presented is the physical occupancy at December 31, 2003. Operating properties at December 31, 2003 include recently completed development properties that may be in the initial lease-up phase, including properties aggregating 3.3 million square feet that were completed in 2003. The inclusion of properties in the initial lease-up phase can reduce the overall occupancy percentage.

(2)	Investment represents ProLogis’ carrying value of the properties, before depreciation, at December 31, 2003.

(3)	Certain properties are pledged as security under ProLogis’ secured debt and assessment bonds at December 31, 2003. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. See Schedule III — Real Estate and Accumulated Depreciation to ProLogis’ Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(4)	All operating properties are included in the property operations segment. See “Item 1. Business — ProLogis’ Operating Segments — Property Operations.”

(5)	Includes 88 properties aggregating 14.0 million square feet at total investment of $448.0 million that were developed in the CDFS business segment that are pending contribution to a property fund or sale to a third party or that were acquired in the CDFS business segment that are pending contribution to a property fund. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(6)	Includes one property in each of the Akron, Ohio and Brownsville, Texas markets, neither of which are considered to be target markets of ProLogis.

(7)	Includes 31 properties aggregating 6.4 million square feet at a total investment of $480.3 million that were developed in the CDFS business segment that are pending contribution to a property fund or sale to a third party. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(8)	Includes a 0.7 million square foot property at an investment of $21.8 million that was previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2, 4 and 10 to ProLogis’ Consolidated Financial Statements in Item 8.

(9)	Includes a 0.1 million square foot property at an investment of $1.9 million that was previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2, 4 and 10 to ProLogis’ Consolidated Financial Statements in Item 8.

(10)	Includes a 0.2 million square foot property at an investment of $13.1 million that was previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2, 4 and 10 to ProLogis’ Consolidated Financial statements in Item 8.

(11)	Represents the total expected cost at completion for properties under development, including the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than actual costs incurred to date.

(12)	All of the properties under development are included in the CDFS business segment. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(13)	Includes ten properties aggregating 3.2 million square feet that are in the design and permitting stage.

(14)	Includes one property in Birmingham, Alabama that ProLogis was developing under a pre-sale agreement with a customer. Birmingham is not considered to be a target market of ProLogis.

(15)	All of the land held for future development is included in the CDFS business segment. The land owned can be used for the development of approximately 48.2 million square feet of distribution properties. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.” Does not include 1,388 acres of land controlled directly by ProLogis under option, letter of intent or contingent contract with the capacity for the development of approximately 20.7 million square feet of distribution properties. Does not include 455 acres of land owned or controlled by unconsolidated investees of ProLogis with the capacity for the development of approximately 7.9 million square feet of distribution properties. See “— Unconsolidated Investees — CDFS Business.”

(16)	Includes 18 acres of land at an investment of $0.2 million that were previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2, 4 and 10 to ProLogis’ Consolidated Financial Statements in Item 8.

(17)	Other investments include: (i) earnest money deposits associated with potential acquisitions; (ii) costs incurred during the pre-acquisition due diligence process; and (iii) costs incurred during the pre-construction phase related to future development projects.

Real Estate Partnerships

      At December 31, 2003, ProLogis held a majority ownership interest in and controlled five real estate partnerships (collectively, the “Partnerships”). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the Partnerships are included in ProLogis’ Consolidated Financial Statements and in the preceding real estate tables. The interests of the limited partners are reflected as minority interest in ProLogis’ Consolidated Balance Sheet.

      Generally, pursuant to partnership agreements, ProLogis or a wholly owned subsidiary of ProLogis is the sole controlling general partner of each of the Partnerships with all management powers over the business and affairs of the Partnership. The limited partners of each Partnership generally do not have the authority to transact business for, or participate in the management decisions of, the Partnerships. The general partner in each of the Partnerships may not, without the written consent of all of the limited partners: (i) take any action that would prevent the Partnership from conducting its business; (ii) possess the property of the Partnership; (iii) admit an additional partner; or (iv) subject a limited partner to the liability of a general partner. In each Partnership, ProLogis or a wholly owned subsidiary may not voluntarily withdraw from the Partnership or transfer or assign its interests in the Partnership without the consent of all of the limited partners. The limited partners may freely transfer their partnership units to their affiliates, provided that the transfer does not cause a termination of the Partnership under the Code and does not cause ProLogis to cease to comply with the REIT requirements of the Code. The limited partners in each of the Partnerships are entitled to redeem their partnership units for Common Shares. Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per outstanding unit equal to the quarterly distributions paid on Common Shares.

      See Note 6 to ProLogis’ Consolidated Financial Statements in Item 8.

      The Partnerships are as follows at December 31, 2003:

				Real Estate
	Formation	Number of	Rentable	Assets		ProLogis’
	Date	Properties	Square Footage	(in millions)		Ownership

ProLogis Limited Partnership-I(1)	1993	74	3,904,336	$217.9	(2)(3)	68.65%
ProLogis Limited Partnership-II	1994	28	1,925,902	57.2	(4)	99.99%
ProLogis Limited Partnership-III(5)	1994	17	1,004,120	36.3	(6)	95.25%
ProLogis Limited Partnership-IV(5)(7)	1994	46	2,801,617	94.9	(8)	98.87%
Meridian Realty Partners Limited Partnership	(9)	1	249,283	11.1	(10)	87.00%

		166	9,885,258	$417.4

(1)	Irving F. Lyons, III, ProLogis’ Vice Chairman and Chief Investment Officer, had an effective ownership in ProLogis Limited Partnership-I of 1.8% at December 31, 2003.

(2)	These properties cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners, other than in tax-deferred exchanges. The Partnership Agreement provides that a minimum level of debt must be maintained within the Partnership, which can include intercompany debt to ProLogis.

(3)	One property is located in the Tampa market; all other properties are located in San Francisco (the East Bay and South Bay markets).

(4)	These properties are located in the Charlotte, Dallas/ Ft. Worth, Denver, El Paso, San Francisco (East Bay), St. Louis and Washington, D.C./ Baltimore markets.

(5)	Jeffrey H. Schwartz, ProLogis’ President of International Operations and President and Chief Operating Officer — Asia, owned 4.75% of ProLogis Limited Partnership-III and 1.0% of ProLogis Limited Partnership-IV at December 31, 2003.

(6)	These properties are located in the Chicago, Orlando, San Antonio and Tampa markets.

(7)	ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc., and through the contribution of properties from the limited partner. ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities that are separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. At December 31, 2003, the sole asset of ProLogis IV, Inc. was its interest in ProLogis Limited Partnership-IV. At December 31, 2003, ProLogis IV, Inc. had outstanding borrowings from ProLogis of $0.9 million.

(8)	These properties are located in the Cincinnati, Dallas/ Ft. Worth, Ft. Lauderdale/ Miami, I-95 Corridor (New Jersey), Orlando and Tampa markets and one property is located in Akron, Ohio.

(9)	This partnership was formed by another REIT that was merged with and into ProLogis in 1999.

(10)	This property is located in the Los Angeles/ Orange County market.

Unconsolidated Investees

      At December 31, 2003, ProLogis’ investments in and advances to unconsolidated investees (entities that ProLogis present under the equity method rather than on a consolidated basis) totaled $677.3 million. ProLogis’ investments in and advances to property funds discussed below under “— Property Operations” totaled $548.2 million at December 31, 2003. ProLogis’ investments in and advances to its entities operating in the CDFS business segment totaled $12.8 million at December 31, 2003. ProLogis’ investment in and advances to a temperature-controlled distribution company was $113.8 million at December 31, 2003. ProLogis’ investments in and advances to other companies that do not own and operate real estate totaled

$2.5 million at December 31, 2003. ProLogis’ unconsolidated investees are discussed in Note 4 to ProLogis’ Consolidated Financial Statements in Item 8. See also “Item 1. Business — ProLogis’ Operating Segments.”

      ProLogis’ investments in unconsolidated investees, other than the property funds, were structured to allow ProLogis to comply with the REIT requirements of the Code. Certain of these investees produce income that is not REIT qualifying income (i.e., not rental income or mortgage interest income). To maintain its qualification as a REIT, ProLogis can collectively invest in these companies and other taxable REIT subsidiaries in amounts up to 20% of the fair market value of ProLogis’ total assets.

      With respect to the property funds, maintaining an ownership interest of 50% or less is integral to ProLogis’ business strategy. This business strategy allows ProLogis to: (i) realize, for financial reporting purposes, a portion of the profits from its CDFS business activities upon contribution of a property to a property fund; (ii) earn fees from the property funds; (iii) raise private capital to fund its future CDFS business activities; (iv) maintain an ownership interest in its developed properties; and (v) maintain relationships with its customers. See “Item 1. Business — ProLogis — Business Strategy and Global Presence.”

Property Operations

      At December 31, 2003, ProLogis had ownership interests ranging from 14% to 50% in eight property funds that are presented under the equity method. The property funds primarily own operating properties and ProLogis’ investments in the property funds are included in its property operations segment. The information provided in the table below is for the total entity in which ProLogis has an ownership interest, not ProLogis’ proportionate share of the entity. ProLogis acts as manager of each property fund. See “Item 1. Business — ProLogis’ Operating Segments — Property Operations” and Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

North America:
ProLogis California(3):
Los Angeles/ Orange County, California	79	13,017,378	96.06%	$625,579,511

ProLogis North American Properties Fund I(4):
Atlanta, Georgia	5	1,615,688	100.00	53,753,293
Chicago, Illinois	1	249,576	100.00	14,795,641
Cincinnati, Ohio	2	297,720	100.00	15,147,126
Columbus, Ohio	2	888,691	100.00	30,217,915
Dallas/ Ft. Worth, Texas	3	1,221,934	69.90	49,443,692
Denver, Colorado	2	198,892	100.00	9,188,276
El Paso, Texas	1	354,159	100.00	13,613,996
Houston, Texas	2	238,450	92.49	10,866,872
I-95 Corridor, New Jersey	5	1,100,320	79.58	59,058,348
Indianapolis, Indiana	2	719,829	94.45	21,466,716
Louisville, Kentucky	3	905,800	96.69	33,501,485
Nashville, Tennessee	1	412,800	74.42	14,635,605
Phoenix, Arizona	1	156,410	100.00	6,762,008
Salt Lake City, Utah	3	396,600	100.00	17,066,819
San Antonio, Texas	1	244,800	100.00	9,097,814
San Francisco (East Bay), California	2	404,400	91.69	16,963,586

Total ProLogis North American Properties Fund I	36	9,406,069	91.29	375,579,192

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

ProLogis North American Properties Fund II(5):
Austin, Texas	4	324,800	100.00	17,831,658
Charlotte, North Carolina	2	178,000	100.00	7,817,285
Chicago, Illinois	4	510,725	84.52	37,924,299
Dallas/ Ft. Worth, Texas	4	669,416	79.38	25,586,499
Denver, Colorado	1	104,400	100.00	5,435,610
El Paso, Texas	1	239,131	100.00	10,318,866
Ft. Lauderdale/ Miami, Florida	3	383,650	80.82	23,640,018
I-81 Corridor, Pennsylvania	1	528,670	100.00	25,427,547
I-95 Corridor, New Jersey	1	501,400	69.32	26,331,416
Reno, Nevada	1	169,625	100.00	7,178,416
San Antonio, Texas	1	160,000	100.00	6,742,151
San Francisco (East Bay), California	1	89,626	100.00	4,368,792
Washington D.C./ Baltimore, Maryland	3	617,225	100.00	35,505,042

Total ProLogis North American Properties Fund II	27	4,476,668	90.07	234,107,599

ProLogis North American Properties Fund III(5):
Atlanta, Georgia	2	151,600	64.38	6,820,478
Austin, Texas	6	282,100	93.09	15,700,047
Charlotte, North Carolina	1	136,000	74.19	5,390,598
Cincinnati, Ohio	5	1,044,390	93.84	45,600,579
Columbus, Ohio	1	289,280	100.00	8,555,586
Denver, Colorado	1	104,400	100.00	5,351,006
Houston, Texas	1	140,000	100.00	5,489,189
1-95 Corridor, New Jersey	1	204,000	100.00	10,565,600
Las Vegas, Nevada	1	235,520	100.00	9,870,314
Orlando, Florida	4	361,866	92.48	18,241,183
Portland, Oregon	2	200,600	100.00	10,756,196
San Francisco (East Bay), California	1	351,788	100.00	15,388,416
Seattle, Washington	1	117,620	100.00	5,836,098
St. Louis, Missouri	2	370,000	100.00	14,967,666
Washington D.C./ Baltimore, Maryland	5	391,325	100.00	29,686,364

Total ProLogis North American Properties Fund III	34	4,380,489	95.43	208,219,320

ProLogis North American Properties Fund IV(5):
Atlanta, Georgia	3	252,800	74.21	13,259,252
Columbus, Ohio	1	1,014,592	100.00	27,508,871
Dallas/ Ft. Worth, Texas	1	180,440	100.00	10,788,821
Denver, Colorado	2	357,400	100.00	14,998,296
El Paso, Texas	1	153,034	100.00	5,590,981
Ft. Lauderdale/ Miami, Florida	1	421,101	100.00	16,159,279
I-95 Corridor, New Jersey	1	181,370	100.00	8,965,440
Phoenix, Arizona	1	273,586	100.00	9,627,468
Portland, Oregon	4	426,780	82.38	24,409,008
San Antonio, Texas	2	213,800	100.00	10,038,638

Total ProLogis North American Properties Fund IV	17	3,474,903	95.96	141,346,054

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

ProLogis North American Properties Fund V(6):
United States:
Atlanta, Georgia	13	1,859,913	98.72	55,864,185
Charlotte, North Carolina	1	246,400	100.00	9,173,069
Chicago, Illinois	1	124,519	100.00	12,031,686
Cincinnati, Ohio	2	544,800	100.00	19,110,008
Columbus, Ohio	2	402,439	96.70	13,636,701
Dallas/ Fort Worth, Texas	9	2,080,046	100.00	75,028,365
Denver, Colorado	1	52,915	100.00	1,612,869
El Paso, Texas	5	415,462	100.00	16,335,568
Ft. Lauderdale/ Miami, Florida	3	354,151	92.84	21,761,012
Houston, Texas	3	688,024	100.00	22,113,528
I-81 Corridor, Pennsylvania	1	1,059,645	100.00	49,832,017
I-95 Corridor, New Jersey	3	1,012,972	100.00	52,904,840
Los Angeles/ Orange County, California	2	1,726,776	100.00	91,501,100
Louisville, Kentucky	1	350,000	85.71	14,517,723
Memphis, Tennessee	4	1,549,250	100.00	40,142,386
Nashville, Tennessee	2	516,240	100.00	17,145,169
Orlando, Florida	1	124,800	100.00	4,893,697
Portland, Oregon	1	127,420	100.00	6,663,109
Reno, Nevada	2	820,006	100.00	35,113,228
San Antonio, Texas	8	1,105,420	99.04	44,724,932
San Francisco (East Bay), California	1	401,536	100.00	15,971,017
St. Louis, Missouri	1	1,262,648	100.00	44,558,836
Tampa, Florida	2	172,000	100.00	10,650,428
Washington D.C./ Baltimore, Maryland	6	1,389,092	98.58	65,050,888
Mexico:
Monterrey	5	684,940	100.00	36,718,391
Reynosa	5	836,506	84.94	44,086,989
Tijuana	5	829,090	100.00	38,519,158

Total ProLogis North American Properties Fund V	90	20,737,010	98.70	859,660,899

Subtotal North America	283	55,492,517	95.70	2,444,492,575

Europe:
ProLogis European Properties Fund(7):
Belgium	2	468,535	100.00	23,973,711
Czech Republic:
Prague	7	1,340,245	100.00	96,550,775
France:
Central	67	11,849,520	91.33	782,971,071
East	2	613,548	100.00	31,951,841
North	8	1,607,657	89.01	80,659,926
South	15	3,676,618	88.57	189,223,814
Germany:
Rhine/ Main	2	240,188	100.00	21,197,242
Rhine/ Ruhr	4	748,560	100.00	65,716,661
South	2	281,963	100.00	26,675,549
Hungary:
Budapest	1	216,044	75.16	13,036,033
Italy:
Milan	13	3,949,224	99.66	222,301,267

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

Netherlands:
Amsterdam	4	633,289	100.00	64,121,931
Rotterdam	9	1,785,424	99.16	113,982,445
South	5	1,558,789	100.00	98,913,448
Poland:
Central	1	228,348	100.00	14,219,261
South	1	366,880	100.00	23,381,634
Warsaw	10	1,882,783	89.38	141,339,173
West	2	271,415	100.00	15,933,066
Spain:
Barcelona	7	1,806,865	99.53	147,593,822
Madrid	1	124,755	100.00	9,863,823
Sweden:
Stockholm	2	710,839	100.00	42,680,272
United Kingdom:
East Midlands	13	2,903,036	97.23	310,970,477
London and Southeast	7	1,045,938	82.05	178,877,779
North	2	248,723	100.00	24,456,458
West Midlands	10	1,548,799	100.00	189,389,693

Total ProLogis European Properties Fund	197	40,107,985	94.56	2,929,981,172

Asia:
ProLogis Japan Properties Fund(5):
Tokyo, Japan	5	1,618,514	98.37	350,166,432

Total Unconsolidated Investees	485	97,219,016	95.27%	$5,724,640,179

(1)	The percentage occupancy presented is the physical occupancy at December 31, 2003.

(2)	Investment represents 100% of the carrying value of the properties, before depreciation, of each entity at December 31, 2003.

(3)	ProLogis had a 50% ownership interest in ProLogis California at December 31, 2003.

(4)	ProLogis had a 41.3% ownership interest in ProLogis North American Properties Fund I at December 31, 2003.

(5)	ProLogis had a 20% ownership interest in each of ProLogis North American Properties Fund II, ProLogis North American Properties Fund III, ProLogis North American Properties Fund IV and ProLogis Japan Properties Fund at December 31, 2003.

(6)	ProLogis had an effective ownership interest of 14% in ProLogis North American Properties Fund V at December 31, 2003.

(7)	ProLogis had a 21.9% ownership interest in ProLogis European Properties Fund at December 31, 2003.

CDFS Business

      In the United Kingdom, a wholly owned subsidiary of ProLogis, has active investments in three joint ventures (the “CDFS Joint Ventures”) that primarily own and develop distribution properties and own land for the future development of distribution properties. ProLogis’ ownership in each of the CDFS Joint Ventures is 50%. Collectively, the CDFS Joint Ventures owned 57 acres of land with the capacity for the development of approximately 0.3 million square feet of distribution properties at December 31, 2003. Additionally, at December 31, 2003, the CDFS Joint Ventures collectively controlled 398 acres of land (through contracts, options or letters of intent) with the capacity for the development of approximately 7.6 million square feet of distribution properties. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

ITEM 3.	Legal Proceedings

      From time to time, ProLogis and its unconsolidated investees are parties to a variety of legal proceedings arising in the ordinary course of their businesses. ProLogis believes that, with respect to any such matters that it is currently a party to, the ultimate disposition of any such matters will not result in a material adverse effect on ProLogis’ business, financial position or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

ITEM 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

      ProLogis’ Common Shares are listed on the NYSE under the symbol “PLD”. The following table sets forth the high and low sale prices of the Common Shares, as reported in the NYSE Composite Tape, and distributions per Common Share, for the periods indicated.

	High Sale	Low Sale
	Price	Price	Per Common Share Distribution

2002:
First Quarter	$24.15	$20.96	$0	.355(1)
Second Quarter	26.00	21.90	0.355
Third Quarter	25.95	21.70	0.355
Fourth Quarter	25.27	22.85	0.355
2003:
First Quarter	26.60	23.63	0.36
Second Quarter	28.60	25.60	0.36
Third Quarter	30.39	26.97	0.36
Fourth Quarter	32.62	28.34	0.36
2004:
First Quarter (through March 5)	$35.17	$30.80	$0.365

(1)	Declared in the fourth quarter of 2001 and paid in the first quarter of 2002. In all other quarters, the distribution is declared and paid in the same quarter.

      On March 5, 2004, ProLogis had approximately 181,071,178 Common Shares outstanding, which were held of record by approximately 9,600 shareholders.

Distributions and Dividends

      In order to comply with the REIT requirements of the Code, ProLogis is required to make Common Share distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (a) 90% of its “REIT taxable income” computed without regard to the dividends paid deduction and its net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. ProLogis’ Common Share distribution policy is to distribute a percentage of its cash flow that ensures that ProLogis will meet the distribution requirements of the Code and that allows ProLogis to maximize the cash retained to meet other cash needs, such as capital improvements and other investment activities.

      ProLogis announces the following year’s projected annual Common Share distribution level after the Board performs its annual budget review and approves a Common Share distribution level, generally in December of each year. In December 2003, the Board announced a projected increase in the annual distribution level for 2004 from $1.44 to $1.46 per Common Share. The payment of Common Share distributions is subject to the discretion of the Board, is dependent on ProLogis’ financial condition and operating results and may be adjusted at the discretion of the Board during the year. On January 29, 2004, the Board declared a distribution of $0.365 per Common Share for the first quarter of 2004. This distribution was paid on February 27, 2004 to holders of Common Shares on February 13, 2004.

      Common Share distributions to shareholders are characterized for federal income tax purposes, as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Common Share distributions that exceed ProLogis’ current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the shareholders’ basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s Common Shares. At the beginning of each year, ProLogis notifies its shareholders of the taxability of the Common Share distributions paid during the preceding year. The following table summarizes the taxability of ProLogis’ distributions on Common Shares for the periods indicated (in U.S. dollars; taxability for 2003 is estimated):

	Years Ended December 31,

	2003	2002	2001

Per Common Share:
Ordinary income	$1.23	$0.95	$1.09
Capital gains	0.05	0.06	0.19
Return of capital	0.16	0.41	0.10

Total	$1.44	$1.42	$1.38

      In addition to Common Shares, ProLogis has issued cumulative redeemable preferred shares of beneficial interest (“Preferred Shares”). At December 31, 2003, ProLogis had four series of Preferred Shares outstanding (“Series C Preferred Shares”, “Series D Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Previously, ProLogis had two other series of Preferred Shares (“Series A Preferred Shares” and “Series E Preferred Shares”) and one series of cumulative convertible redeemable preferred shares of beneficial interest (“Series B Convertible Preferred Shares”) outstanding, all of which have been redeemed. Holders of each series of Preferred Shares outstanding have, subject to certain conditions, limited voting rights, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on Preferred Shares are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of Preferred Shares can be redeemed at ProLogis’ option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares and Series D Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of Preferred Shares. With respect to the payment of dividends, each series of Preferred Shares ranks on parity with ProLogis’ other series of Preferred Shares. Annual per share dividends paid on each series of Preferred Shares were as follows for the periods indicated (in U.S. dollars):

	Years Ended December 31,

	2003(1)	2002(2)	2001(3)

Series A(4)	$—	$—	$0.84
Series B(5)	—	—	0.44
Series C	4.27	4.27	4.27
Series D(6)	1.98	1.98	1.98
Series E(7)	1.09	2.19	2.19
Series F(8)	0.15	—	—
Series G(9)	—	—	—

(1)	For federal income tax purposes, $4.11 of the Series C dividend, $1.90 of the Series D dividend, $1.05 of the Series E dividend and $0.14 of the Series F dividend are estimated to represent ordinary income to the holders. The remaining portions of each dividend are estimated to represent capital gains.

(2)	For federal income tax purposes, $4.04 of the Series C dividend, $1.87 of the Series D dividend and $2.07 of the Series E dividend represent ordinary income to the holders. The remaining portions of each dividend represent capital gains.

(3)	For federal income tax purposes $0.71 of the Series A dividend, $0.38 of the Series B dividend, $3.63 of the Series C dividend, $1.68 of the Series D dividend and $1.86 of the Series E dividend represent ordinary income to the holders. The remaining portions of each dividend represent capital gains.

(4)	The Series A Preferred Shares were redeemed on May 8, 2001.

(5)	The Series B Convertible Preferred Shares were redeemed on March 20, 2001.

(6)	ProLogis redeemed 5,000,000 of the 10,000,000 outstanding Series D Preferred Shares on December 1, 2003. The Series D Preferred Shares that were redeemed in 2003 earned dividends of $1.82 per share prior to their redemption. All of the remaining Series D Preferred Shares were redeemed on January 12, 2004.

(7)	The Series E Preferred Shares were redeemed on July 1, 2003.

(8)	The Series F Preferred Shares were issued on November 28, 2003.

(9)	The Series G Preferred Shares were issued on December 30, 2003.

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

      ProLogis’ tax return for the year ended December 31, 2003 has not been filed. The taxability information presented for ProLogis’ distributions and dividends paid in 2003 is based upon the best available data. ProLogis’ tax returns for previous tax years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.

      ProLogis’ earnings and profits are first allocated to the Preferred Shares, which increases the portion of the Common Share distribution that is characterized as return of capital. The portion of the Common Share distribution that is characterized as return of capital represents the excess of distributions over the earnings and profits, and primarily results because non-cash charges such as depreciation are not considered in determining distribution levels. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Securities Authorized for Issuance under Equity Compensation Plans

      For information regarding securities authorized for issuance under ProLogis’ equity compensation plans see Note 12 to ProLogis’ Consolidated Financial Statements in Item 8. The other information required by this Item 5 is incorporated herein by reference to the description under the caption “Equity Compensation Plan Information” in ProLogis’ definitive proxy statement for its 2004 annual meeting of shareholders (“2004 Proxy Statement”).

Other Shareholder Matters

Other Issuances of Common Shares

      In 2003, ProLogis issued 104,000 Common Shares, upon redemption of limited partnership units in two of the Partnerships. See “Item 2. Properties — Real Estate Partnerships” and Note 6 to ProLogis’ Consolidated Financial Statements in Item 8. These Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act.

Common Share Repurchase Program

      Under a Common Share repurchase program, ProLogis may repurchase up to $215.0 million of Common Shares. The Common Shares that have been repurchased to date were purchased through open market or privately negotiated transactions, depending on market prices and other conditions. Future repurchases, if any, are expected to be through similar transactions. Common Share repurchases under this program through December 31, 2003 aggregated 5,571,100 Common Shares at a total cost of $130.9 million. ProLogis has not made any Common Share repurchases in 2004.

Common Share Plans

      ProLogis’ holders of Common Shares may acquire additional Common Shares by automatically reinvesting Common Share distributions under the 1999 Dividend Reinvestment and Share Purchase Plan, which was amended in November 2002, (the “1999 Common Share Plan”). Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive Common Share distributions as declared and paid. The amount of Common Share distributions that can be reinvested is limited to those distributions earned on no more than 300,000 Common Shares per quarter. The 1999 Common Share Plan also allows holders of Common Shares that are registered on the share transfer books of ProLogis in the shareholder’s name, as well as persons who are not holders of Common Shares, to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares that are acquired under the 1999 Common Share Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such Common Shares, as determined by ProLogis. ProLogis generated net proceeds of $26.3 million from the issuance of 991,000 Common Shares in 2003 under the 1999 Common Share Plan.

      Under the terms of the ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”), employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. The aggregate fair value of Common Shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. In 2003, 34,000 Common Shares were issued under the Employee Share Plan, generating net proceeds to ProLogis of $0.7 million.

ITEM 6. Selected Financial Data

      The following table sets forth selected financial data relating to the historical financial condition and results of operations of ProLogis for 2003 and the four preceding years. Certain amounts for the years prior to 2003 presented in the table below have been reclassified to conform to the 2003 financial statement presentation. The financial data in the tables is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ProLogis’ Consolidated Financial Statements and related notes in Item 8.

      ProLogis begins presenting its investments in previously unconsolidated investees on a consolidated basis when such presentation change is required under generally accepted accounting principles in the United States of America (“GAAP”) based on changes in Prologis’ ownership interest. Previously reported financial information is not required to be restated under GAAP when the reporting method is changed to consolidation from the equity method under these circumstances. ProLogis’ consolidated shareholders’ equity and its consolidated net earnings are the same under the two reporting methods. See Note 2 to ProLogis’ Consolidated Financial Statements in Item 8.

      The amounts in the table below are in thousands of U.S. dollars, except for per share amounts.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Operating Data:
Rental income(1)	$546,064	$542,202	$562,527	$572,706	$579,733
Other real estate income(2)	128,875	126,773	99,890	75,573	46,756
Income (loss) from certain unconsolidated investees(3)	59,166	97,876	(16,149)	75,527	22,596
Total income	734,105	766,851	646,268	723,806	649,085
Rental expenses(1)	136,840	125,316	124,513	118,883	121,408
General and administrative expenses	65,907	53,893	50,274	44,954	38,284
Total expenses	375,324	336,825	322,266	321,229	318,004
Operating income	358,781	430,026	324,002	402,577	331,081
Income (loss) from other unconsolidated investees(4)	52	(1,495)	(33,495)	3,331	(77)
Interest expense	155,475	152,958	163,629	172,191	170,746
Earnings before certain net gains and net foreign currency exchange expenses/losses	200,282	272,433	126,582	236,221	161,648
Gains on dispositions of real estate, net	1,638	6,648	10,008	1,314	38,994
Gain on partial redemption of investment(5)	74,716	—	—	—	—
Foreign currency exchange expenses/losses, net	(10,587)	(2,031)	(3,721)	(17,927)	(16,818)
Total income tax expense	(15,374)	(28,169)	(4,725)	(5,130)	(1,550)
Cumulative effect of accounting change	—	—	—	—	(1,440)

Net earnings	250,675	248,881	128,144	214,478	180,834
Less preferred share dividends(6)	30,485	32,715	37,309	56,763	56,835
Less excess of redemption values over carrying values of Preferred Shares redeemed(7)	7,823	—	4,797	—	—

Net earnings attributable to Common Shares	$212,367	$216,166	$86,038	$157,715	$123,999

Net earnings attributable to Common Shares per share — Basic	$1.18	$1.22	$0.50	$0.96	$0.81
Net earnings attributable to Common Shares per share — Diluted	$1.16	$1.20	$0.49	$0.96	$0.81
Weighted average Common Shares outstanding:
Basic	179,245	177,813	172,755	163,651	152,412
Diluted	187,222	184,869	175,197	164,401	152,739
Common Share Distributions:
Common Share cash distributions paid(8)	$258,187	$252,270	$237,691	$219,333	$208,969
Common Share distributions paid per share(9)	$1.44	$1.42	$1.38	$1.34	$1.30
Funds From Operations(10):
Reconciliation of net earnings to funds from operations as defined by ProLogis:
Net earnings attributable to Common Shares	$212,367	$216,166	$86,038	$157,715	$123,999

	Years Ended December 31,

	2003	2002	2001	2000	1999

Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	157,085	145,233	137,033	146,859	150,050
Gains on contributions and sales of non-CDFS business segment assets, net	(1,638)	(6,648)	(10,008)	(1,314)	(38,994)
Funds from operations adjustment to gain on partial redemption of investment	(26,894)	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	1,440
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	44,373	41,779	63,950	57,366	49,644
Funds from operations adjustment to gain recognized on disposition of CDFS business segment assets	(1,823)	—	—	—	—
(Gains) losses on contributions and sales of non-CDFS business segment assets, net	(12,322)	(2,248)	4,417	(744)	826
Cumulative effect of accounting change	—	—	—	—	1,480

Total NAREIT defined adjustments	158,781	178,116	195,392	202,167	164,446

Subtotal — NAREIT defined funds from operations	371,148	394,282	281,430	359,882	288,445
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange (gains) expenses/ losses, net	7,764	(743)	1,484	19,569	16,596
Deferred income tax expense	10,615	17,660	2,258	4,230	—
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange (gains) expenses/ losses, net	11,721	(4,269)	8,204	(2,773)	14,650
Deferred income tax (benefit) expense	(503)	(13,881)	(12,173)	(4,190)	510

Total ProLogis defined adjustments	29,597	(1,233)	(227)	16,836	31,756

Funds from operations attributable to Common Shares as defined by ProLogis	$400,745	$393,049	$281,203	$376,718	$320,201

Weighted average Common Shares outstanding:
Basic	179,245	177,813	172,755	163,651	152,412
Diluted(11)	187,222	184,869	180,284	178,166	167,421

	Years Ended December 31,

	2003	2002	2001	2000	1999

Cash Flow Data:
Net cash provided by operating activities	$326,795	$377,235	$343,272	$321,091	$271,376
Net cash provided by (used in) investing activities	(155,479)	(136,145)	103,952	(376,945)	(34,350)
Net cash provided by (used in) financing activities	$49,378	$(158,270)	$(477,105)	$44,386	$(230,828)

	December 31,

	2003	2002	2001	2000	1999

Financial Position:
Real estate owned, excluding land held for development, before depreciation	$5,342,884	$5,008,707	$4,387,456	$4,502,087	$4,811,255
Land held for development	511,163	386,820	200,737	187,405	163,696
Investments in and advances to unconsolidated investees	677,293	809,286	1,308,856	1,453,148	940,364
Total assets	6,369,202	5,911,380	5,557,984	5,946,334	5,848,040
Lines of credit and short-term borrowings(12)	699,468	545,906	375,875	439,822	98,700
Senior unsecured debt	1,776,789	1,630,094	1,670,359	1,699,989	1,729,630
Secured debt and assessment bonds	514,412	555,978	532,106	537,925	695,586
Total liabilities	3,270,757	2,994,571	2,838,225	2,972,333	2,832,232
Minority interest	37,777	42,467	45,639	46,630	62,072
Redeemable preferred shares(6)	475,000	400,000	400,000	691,403	710,518
Total shareholders’ equity	$3,060,668	$2,874,342	$2,674,120	$2,927,371	$2,953,736
Number of Common Shares outstanding	180,183	178,146	175,888	165,287	161,825

(1)	Beginning in 2003, ProLogis has included as part of rental income the amount of rental expenses that have been recovered from customers under the terms of their lease agreements. Previously, ProLogis reflected the amounts recovered from customers as a reduction to rental expenses. This reclassification has been made for all periods presented.

(2)	Other real estate income consists primarily of net gains and losses from the contributions and sales of properties in the CDFS business segment. After July 1, 2002, such amounts include the activity of an unconsolidated investee that, prior to that date, was presented under the equity method.

(3)	Income (loss) from certain unconsolidated investees includes these items related to ProLogis’ investments in two temperature-controlled distribution companies presented under the equity method in addition to amounts related to unconsolidated investees that operate in the property operations and CDFS business segments:

•	2003: ProLogis recognized its proportionate share ($38.3 million) of an impairment charge recognized by its European investee. As a result of the dispositions of certain assets, ProLogis recognized its proportionate share ($5.2 million) of the net gains recognized by its European investee. Also, ProLogis recognized its proportionate share ($2.3 million) of a charge representing an adjustment to the amount recognized in 2002 as a result of the disposition of all of the operations and a significant portion of the assets of its United States investee.

•	2002: ProLogis recognized its proportionate shares ($42.9 million) of impairment charges recognized by its two investees. As a result of the dispositions of certain operations and assets, ProLogis recognized its proportionate shares ($1.6 million) of net gains recognized by its two investees.

•	2001: ProLogis recognized its proportionate shares ($88.4 million) of impairment charges recognized by its two investees. Upon dispositions of certain assets, ProLogis recognized its proportionate share ($4.4 million) of the net losses recognized by its European investee. Also, ProLogis recognized its proportionate shares ($5.8 million) of the net losses resulting from the write-off of technology related investments of its two investees.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Other Components of Operating Income — Income (Loss) from Certain Unconsolidated Investees.”

(4)	Income (loss) from other unconsolidated investees includes ProLogis’ proportionate shares of the write-downs of technology related investments of two of ProLogis’ other unconsolidated investees of $2.1 million in 2002 and $37.0 million in 2001. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Other Income Items — Income (Loss) from Other Unconsolidated Investees.”

(5)	In 2003, ProLogis recognized a $74.7 million gain on the partial redemption of its investment in ProLogis European Properties Fund, including a foreign currency exchange gain of $47.9 million resulting from the repatriation of the cash redemption proceeds to the United States. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Results of Operations — Other Items — Gain on Partial Redemption of Investment.”

(6)	In 2003, ProLogis redeemed $175.0 million of Preferred Shares ($50.0 million on July 1, 2003 and $125.0 million on December 1, 2003). In 2001, ProLogis redeemed $139.6 million of Preferred Shares ($4.6 million on March 20, 2001 and $135.0 million on May 8, 2001) and $151.8 million of Preferred Shares were converted into Common Shares during the period from January 1, 2001 to March 20, 2001. In 2003, ProLogis issued $250.0 million of Preferred Shares ($125.0 million each on November 28, 2003 and December 30, 2003).

(7)	The recognition of these charges is discussed in Note 2 to ProLogis’ Consolidated Financial Statements in Item 8 and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Items — Excess of Redemption Values over Carrying Values of Preferred Shares Redeemed.”

(8)	For 1999, includes dividends of $11.1 million that were paid to shareholders of another REIT that was merged with and into ProLogis in 1999.

(9)	For 1999, does not include dividends paid to shareholders of another REIT that was merged with and into ProLogis in 1999.

(10)	Funds from operations is a financial measure that is commonly used in the real estate industry. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of funds from operations, modifications to the NAREIT calculation of funds from operations are common among REITs, as companies seek to provide performance measures that meaningfully reflect their business. Funds from operations, as defined by ProLogis, is presented as a supplemental performance measure. Funds from operations is not used by ProLogis as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of ProLogis’ operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of ProLogis’ ability to fund its cash needs.

Funds from operations is not meant to represent a comprehensive system of financial reporting and does not present, nor does ProLogis intend it to present, a complete picture of its financial condition and operating performance. ProLogis believes that net earnings computed under GAAP remains the primary measure of performance and that funds from operations is only meaningful when it is used in conjunction with net earnings. Further, ProLogis believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance. The funds from operations measure presented by ProLogis will not necessarily be comparable to similarly titled measures of other REITs.

At the same time that NAREIT created and defined its funds from operations concept for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” ProLogis believes that financial analysts, potential investors and shareholders who review its operating results are best served by a defined funds from operations measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT defined measure of funds from operations. ProLogis’ funds from operations measure is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.”

(11)	In calculating the weighted average Common Shares for funds from operations purposes, weighted average Series B Convertible Preferred Shares and weighted average limited partnership units are considered potentially dilutive instruments. The weighted average Series B Convertible Preferred Shares applicable to this calculation are 1,544,000, 8,417,000 and 9,221,000 for 2001, 2000 and 1999, respectively (the Series B Convertible Preferred Shares were redeemed in 2001). The amount of Series B Convertible Preferred Share dividends are $81,000, $11,358,000 and $12,523,000 for 2001, 2000 and 1999, respectively (the Series B Convertible Preferred Shares were redeemed in 2001). The weighted average limited partnership units applicable to this calculation are 4,773,000, 4,938,000, 5,087,000, 5,348,000 and 5,461,000 for 2003, 2002, 2001, 2000 and 1999, respectively. The minority interest share in earnings associated with these limited partnership units are $4,959,000, $5,508,000, $5,968,000, $5,586,000 and $4,979,000 for 2003, 2002, 2001, 2000 and 1999, respectively.

(12)	At March 5, 2004, ProLogis had $769.8 million of total borrowings outstanding under its revolving lines of credit resulting in $728.2 million of borrowing capacity available (total capacity of $1.52 billion reduced by $23.7 million of letters of credit outstanding with lending banks at March 5, 2004).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with ProLogis’ Consolidated Financial Statements and the related notes included in Item 8 of this report.

      Some statements contained in this discussion are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management’s beliefs and assumptions made by management, they involve uncertainties that could significantly impact ProLogis’ financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. The discussions concerning ProLogis’ expectations with respect to economic conditions in the geographic areas where it has operations and its ability to raise private capital and generate income in the CDFS business segment (including the discussions with respect to ProLogis’ expectations as to the availability of capital in its existing property funds such that these property funds will be able to acquire ProLogis’ stabilized developed properties that are expected to be available for contribution in the future) contain forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors that may affect outcomes and results include: (i) changes in general economic conditions in ProLogis’ markets that could adversely affect demand for ProLogis’ properties and the creditworthiness of ProLogis’ customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis’ cost of capital, its ability to meet its financial needs and obligations and its results of operations; (iii) increased or unanticipated competition for distribution properties in ProLogis’ markets; (iv) the availability of private capital to ProLogis; (v) geopolitical concerns and uncertainties; and (vi) those additional factors discussed under “— Risk Factors.”

Overview

      A summary of the discussions that follow in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented below.

Results of Operations:

•	ProLogis’ net earnings attributable to Common Shares were $212.4 million in 2003 and $216.2 million in 2002.

•	Operating income of ProLogis’ property operations segment increased by $3.1 million in 2003 over 2002; stabilized leased percentage at December 31, 2003 was approximately 1.0% lower than at December 31, 2002; rental rates on new leases of previously leased space decreased 4.8% in 2003; and same store net operating income, as defined, was slightly higher than in 2002, 0.09%.

•	ProLogis’ income from property funds increased in 2003, including an increase in fees earned from property funds of $9.7 million. No new property funds were formed in 2003.

•	Operating income of ProLogis’ CDFS business segment was $27.5 million less in 2003 than in 2002; dispositions of properties in this segment in Europe were down from the 2002 level but dispositions in Japan increased in 2003; reduced transaction volume in Europe was primarily the result of slower leasing activity in the CDFS business segment’s properties.

•	ProLogis recognized a loss of $13.0 million under the equity method from its investments in temperature-controlled distribution companies as compared to income of $7.1 million from these investments in 2002. ProLogis’ remaining temperature-controlled distribution investee continued to dispose of its operating assets in 2003. This investee’s remaining operating assets at December 31, 2003 were primarily in France and were held for sale.

•	ProLogis recognized a gain of $74.7 million on the partial redemption of its investment in ProLogis European Properties Fund, including a foreign currency exchange gain of $47.9 million resulting from the repatriation of the cash redemption proceeds to the United States.

Liquidity and Capital Resources:

•	Generated net cash flow from operating activities in 2003 of $326.8 million.

•	Used net cash in its investing activities of $155.5 million in 2003 (used $1.31 billion for real estate investments and generated $835.2 million from contributions and sales of properties and land parcels).

•	Repatriated $210.3 million to the United States from the partial redemption of its investment in ProLogis European Properties Fund.

•	Issued $331.0 million of long-term debt and made principal payments on long-term debt of $224.8 million.

•	Issued two new series of Preferred Shares generating net proceeds of $241.8 million and redeemed $175.0 million of Preferred Shares.

•	Distributed $1.44 per Common Share in 2003 for aggregate distributions paid of $258.2 million in 2003; set the distribution level for 2004 at $1.46 per Common Share; ProLogis has increased its Common Share distribution level every year since its Common Shares became publicly traded in 1994.

•	Increased the total borrowing capacity under its revolving lines of credit to over $1.5 billion.

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

Consolidation

      ProLogis’ consolidated financial statements include the accounts of ProLogis, its wholly owned subsidiaries and its majority-owned and controlled subsidiaries and partnerships. All entities in which ProLogis owns a majority voting interest are consolidated. Investments in entities in which ProLogis does not own a majority voting interest but over which ProLogis does have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities in which ProLogis does not own a majority voting interest and over which ProLogis does not have the ability to exercise significant influence are carried at the lower of cost or fair value, as appropriate. Management’s judgments with respect to its level of influence or control of each entity involves consideration of various factors including the form of ProLogis’ ownership interest, its representation on the entity’s board of directors, the size of its investment (including loans) and ProLogis’ ability to participate in policy making decisions. Management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in ProLogis’ Consolidated Financial Statements and, consequently, its financial position and specific items in its results of operations that are used by its shareholders, potential investors, industry analysts and lenders to evaluate ProLogis.

      In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued. Interpretation No. 46 was revised in December 2003. The revised Interpretation No. 46 (“FIN 46R”) is applicable to ProLogis for the interim period that ends after March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires that ProLogis present the variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. ProLogis is continuing to assess the provisions of FIN 46R and the impact to ProLogis of its adoption. At this time, ProLogis expects that it will consolidate its investments in TCL Holding S.A., formerly Frigoscandia Holding S.A. (“TCL Holding”) and CSI/ Frigo LLC, a company that holds the voting ownership interest in TCL Holding, as of January 1, 2004. Through December 31, 2003, ProLogis has presented its investments in TCL Holding and CSI/ Frigo LLC under the equity method. ProLogis’ combined effective ownership in these entities was 99.75% at December 31, 2003. ProLogis expects that it will continue to present its investments in all of its other unconsolidated investees under the equity method after FIN 46R is adopted. Management’s ability to correctly assess its investments under the new rules with respect to variable interest entities will affect the presentation of these investments in ProLogis’ Consolidated Financial Statements and, consequently, its financial position and specific items in its results of operations that are used by its shareholders, potential investors, industry analysts and lenders to evaluate ProLogis.

Impairment of Long-Lived Assets

      ProLogis and its unconsolidated investees assess the carrying values of their respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable and, with respect to goodwill, at least annually applying a fair-value-based test. The determination of the fair values of long-lived assets, including goodwill, involves significant judgment. This judgment is based on management’s analysis and estimates of the future operating results and resulting cash flows of each long-lived asset. Management’s ability to accurately predict future operating results and cash flows impacts the determination of fair value.

      If there is a decline in the fair value of a long-lived asset combined with a history of the asset generating operating losses, ProLogis or its unconsolidated investees will be required to determine whether the operating losses associated with the asset will continue. Management’s assessment as to the nature of a decline in fair value is primarily based on estimates of future operating results, the resulting cash flows and ProLogis’ intent to either hold or dispose of the long-lived asset. If an investment is considered impaired, a write-down is recognized based on these analyses.

Revenue Recognition

      ProLogis recognizes gains and losses from the contributions and sales of real estate assets, generally at the time the title is transferred and ProLogis has no future involvement as a direct owner of the real estate asset contributed or sold. In certain transactions, an entity in which ProLogis has an ownership interest will acquire a real estate asset from ProLogis. Management makes judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that ProLogis can recognize given its continuing ownership interest and its level of future involvement with the investee that acquires the assets. Management’s ability to accurately assess the provisions of each transaction under the accounting guidelines for profit recognition could impact ProLogis’ financial position and specific items in its results of operations that are used by shareholders, potential investors, industry analysts and lenders to evaluate ProLogis.

Depreciation and Useful Lives of Real Estate Assets

      ProLogis estimates the depreciable portion of its real estate assets and their related useful lives in order to record depreciation expense. Management’s ability to accurately estimate the depreciable portions of its real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized by ProLogis.

Results of Operations

      ProLogis’ net earnings attributable to Common Shares were $212.4 million in 2003, $216.2 million in 2002 and $86.0 million in 2001. Basic and diluted net earnings attributable to Common Shares were $1.18 and $1.16 per share, respectively, in 2003, $1.22 and $1.20 per share, respectively, in 2002 and $0.50 and $0.49 per share, respectively, in 2001.

Property Operations

      In addition to its directly owned operating properties, ProLogis includes its investments in the property funds, that are presented under the equity method, in its property operations segment. See Note 4 to ProLogis’ Consolidated Financial Statements in Item 8. ProLogis owned operating properties directly or had ownership interests in operating properties through its investments in the property funds as follows as of the dates indicated (square feet in thousands):

	December 31,

	2003		2002		2001

		Square		Square		Square
	Number	Feet	Number	Feet	Number	Feet

Direct ownership	1,252	133,141	1,230	127,956	1,208	123,356
Property funds(1)	485	97,219	444	82,633	334	57,477

Totals	1,737	230,360	1,674	210,589	1,542	180,833

(1)	ProLogis’ ownership interests in the property funds ranged from 14% to 50% at December 31, 2003.

      See “Item 2. Properties — Properties” and “Item 2. Properties — Unconsolidated Investees.”

      The operating income of ProLogis’ property operations segment consists of: (i) rental income and rental expenses from the operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; (iii) fees and other income earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services; and (iv) interest earned on advances to the property funds, if any. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period that these properties are included in the property operations segment, generally from the date of completion or acquisition through the date the properties are contributed or sold. See “Item 1. “Business — ProLogis’ Operating Segments —

Property Operations”, “Item 1. Business — ProLogis’ Operating Segments — CDFS Business” and Note 10 to ProLogis’ Consolidated Financial Statements in Item 8.

      The amounts recognized under the equity method represent ProLogis’ proportionate share of the net earnings or loss of each property fund based on its ownership interest in the property fund. The net earnings or losses of the property funds includes the following income and expense items, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) foreign currency exchange gains and losses, with respect to ProLogis European Properties Fund. See Notes 4 and 10 to ProLogis’ Consolidated Financial Statements in Item 8. ProLogis’ operating income from the property operations segment was as follows for the periods indicated (in thousands of U.S. dollars).

	Years Ended December 31,

	2003	2002	2001

Properties directly owned by ProLogis:
Rental income(1)	$546,064	$542,202	$562,527
Rental expenses(2)	136,840	125,316	124,513

Net operating income	409,224	416,886	438,014

Property funds(3):
Income from ProLogis California(4)(5)	14,229	14,379	13,147
Income from ProLogis North American Properties Fund I(4)(6)	5,177	5,997	4,648
Income from ProLogis North American Properties Fund II(4)(7)	2,381	3,645	2,328
Income from ProLogis North American Properties Fund III(4)(8)	2,827	2,779	1,178
Income from ProLogis North American Properties Fund IV(4)(9)	1,924	1,977	598
Income from ProLogis North American Properties Fund V(10)	12,500	7,544	—
Income from ProLogis European Properties Fund(11)	30,190	24,162	17,581
Income from ProLogis Japan Properties Fund(12)	2,221	239	—

Subtotal property funds	71,449	60,722	39,480

Total property operations segment	$480,673	$477,608	$477,494

(1)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental income for each period. Rental income in 2003 includes $5.6 million of termination and renegotiation fees as compared to comparable fees recognized in 2002 of $14.6 million and in 2001 of $3.1 million. In certain leasing situations, ProLogis finds it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when ProLogis believes that it can re-lease the space at rates that, when combined with the termination fee, provides a total return to ProLogis in excess of what was being earned under the original lease terms. ProLogis cannot predict the levels of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing, in a timely manner, the vacant space associated with the lease terminations. Rental expense recoveries from customers, a component of rental income, were $99.4 million in 2003, $92.7 million in 2002 and $95.8 million in 2001. Total rental expense recoveries were 72.7%, 74.0% and 76.9% of total rental expenses in 2003, 2002 and 2001, respectively. Rental expense recoveries as a percentage of total rental expenses has declined over the last three years due to the impact of lower average occupancy levels that have been experienced over this three-year period. Lower occupancy levels will result in certain fixed costs being borne directly by ProLogis in instances where customers are not occupying the space to which the expenses relate. Additionally, ProLogis will absorb a higher percentage of common area costs when occupancy levels are lower because there are fewer customers available from whom these costs can be recovered.

Rental income, excluding termination and renegotiation fees and rental expense recoveries, was $441.1 million in 2003, $434.9 million in 2002 and $463.6 million in 2001. The decrease in 2002 from 2001 is primarily due to lower average occupancy levels in 2002 as compared to 2001. Overall occupancy declines were experienced in many markets in North America and Europe in 2002, which offset the impact of having more properties in the directly owned portfolio in 2002 as compared to 2001. In 2003, the average occupancy levels were lower than 2002 levels; however, the increase in the number of properties in the directly owned portfolio in 2003 was sufficient to mitigate this effect.

(2)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impacts rental expenses for each period. The increase in rental expenses in 2003 from the 2002 and 2001 levels is primarily the result of the number and composition of operating properties in the directly owned portfolio in each period.

Rental expenses are presented before any recoveries from customers, which are a component of rental income. Rental expenses as a percentage of rental income, before rental expense recoveries and termination and renegotiation fees, were 31.0% in 2003 as compared to 28.8% in 2002 and 26.9% in 2001. Generally, in periods when occupancy levels reduce rental income this percentage will rise as many rental expenses are fixed costs.

(3)	The income from property funds includes fees earned by ProLogis for providing services to the property funds of $44.2 million in 2003, $34.5 million in 2002 and $18.1 million in 2001.

(4)	The net earnings of the property funds whose portfolios did not change significantly over the three years presented, of which ProLogis recognizes its proportionate shares, fluctuate from period to period primarily due to occupancy levels and the amount of termination and renegotiation fees earned.

(5)	ProLogis’ ownership interest in ProLogis California was 50% for all periods presented and ProLogis California was in operation with substantially the same portfolio of properties for all periods presented.

(6)	ProLogis’ ownership interest in ProLogis North American Properties Fund I was 41.3% for substantially all of the periods presented and ProLogis North American Properties Fund I was in operation with substantially the same portfolio of properties for all periods presented.

(7)	ProLogis’ ownership interest in ProLogis North American Properties Fund II was 20% for all periods presented and ProLogis North American Properties Fund II was in operation with the same portfolio of properties for all periods presented.

(8)	ProLogis’ ownership interest in ProLogis North American Properties Fund III has been 20% since its inception on June 15, 2001. ProLogis North American Properties Fund III has had the same portfolio of properties since its inception.

(9)	ProLogis’ ownership interest in ProLogis North American Properties Fund IV has been 20% since its inception on September 21, 2001. ProLogis North American Properties Fund IV has had the same portfolio of properties since its inception.

(10)	ProLogis North American Properties Fund V began operations on March 28, 2002 and increased the size of its portfolio of properties in each subsequent quarter through September 2003. ProLogis’ ownership interest in ProLogis North American Properties Fund V was 14.0% at December 31, 2003 and 16.1% at December 31, 2002.

(11)	ProLogis European Properties Fund began operations in 1999 and has increased the size of its portfolio of properties in each year since inception. ProLogis’ ownership interest in ProLogis European Properties Fund was 21.9% at December 31, 2003, 29.6% at December 31, 2002 and 35.4% at December 31, 2001.

Amounts presented for ProLogis European Properties Fund include ProLogis’ proportionate share of net foreign currency exchange gains and losses. These amounts were $13.4 million of net losses in 2003, $4.5 million of net losses in 2002 and $0.8 million of net gains in 2001. Excluding these net foreign currency exchange gains and losses, ProLogis’ proportionate share of the net earnings of ProLogis European Properties Fund would be $43.6 million, $28.7 million and $16.8 million for 2003, 2002 and

2001, respectively. The increase in the income recognized by ProLogis from its ownership in this property fund, excluding net foreign currency exchange gains and losses, is the result of: (i) the additional properties owned in 2003 as compared to 2002 and in 2002 as compared to 2001; (ii) increases in the fees earned by ProLogis for services provided to the property fund due to the increase in the number of properties managed by ProLogis; offset by (iii) higher interest costs associated with the higher debt levels that primarily result from the use of debt to acquire the additional properties; and (iv) decreases in ProLogis’ ownership interest in each year. Additionally, the average foreign currency exchange rate at which ProLogis translates the net earnings of the ProLogis European Properties Fund to U.S. dollars increased in both 2003 and 2002, resulting in the recognition of higher earnings by ProLogis under the equity method.

(12)	ProLogis’ ownership interest in ProLogis Japan Properties Fund has been 20% since its inception on September 24, 2002. ProLogis Japan Properties Fund has increased its portfolio size from one property at inception to five properties at December 31, 2003.

      The stabilized operating properties owned by ProLogis and the property funds were 90.2% leased at December 31, 2003, 91.2% leased at December 31, 2002 and 93.1% leased at December 31, 2001. ProLogis defines its stabilized properties as those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time, generally 12 months. A property enters the stabilized pool at the earlier of 12 months or when it is substantially leased, which is defined by ProLogis generally as 93%.

      ProLogis believes that the reduction in its stabilized occupancy levels experienced in 2003 was primarily the result of weak economic conditions in the United States and certain Western European countries, that resulted in a slowing of customer leasing decisions and a slowing in the absorption of new distribution properties in many of ProLogis’ markets. Additionally, ProLogis believes that geopolitical concerns and uncertainties, primarily in Europe, in the early part of 2003 also contributed to the slower leasing activity. ProLogis has not observed similar trends in Japan. ProLogis does not expect economic conditions to change significantly in 2004. While there were some positive trends in occupancy levels in certain markets in late 2003, ProLogis believes that occupancies will not increase significantly but that further declines in occupancies, if any, will not be significant. ProLogis continues to believe that shifts in distribution patterns of its customers in Europe and Japan and their needs to reduce their distribution costs have been, and will continue to be, key drivers of leasing decisions in many of its European markets and in Japan. ProLogis believes that the diversification of its global operating platform and the ProLogis Operating System have somewhat mitigated the effects of market occupancy decreases.

      Rental rates in 2003 for both new and renewed leases for previously leased space (42.8 million square feet) for all properties including those owned by the property funds decreased by 4.8% as compared to rental rate growth of 2.0% in 2002 and 14.6% in 2001 on similar transactions. ProLogis believes that the negative rental rate growth experienced in 2003 is the result of decreased customer demand that negatively impacts the rental rates that can be charged in a particular market.

      ProLogis’ same store portfolio of operating properties, properties owned by ProLogis and the property funds that were in operation throughout all of 2003 and 2002, aggregated 179.3 million square feet. ProLogis views the operating results of the same store portfolio as a key component in evaluating the performance of its properties, its management personnel and its individual markets because this population is consistent from period to period, thereby eliminating the effects on performance measures of changes in the composition of the portfolio. Net operating income, defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses, generated by the same store portfolio increased by 0.09% in 2003 from 2002. In 2002, the net operating income of the same store portfolio applicable to that period decreased by 0.90% from 2001. The percentage change presented is the weighted average of the measure computed separately for ProLogis and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.

      Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income were $1.6 million for directly owned properties and $1.2 million for properties owned by the property funds for 2003; $12.5 million for directly owned properties and $6.3 million for properties owned by the property funds for 2002; and $1.7 million for directly owned properties and $0.03 million for properties owned by the property funds for 2001. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate their lease, offset by that customer’s rent leveling asset that has been previously recognized under GAAP, if any. Removing the net termination fees from the same store calculation of rental income allows ProLogis’ management to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Customer terminations are negotiated under specific circumstances and are not subject to specific provisions or rights allowed under the lease agreements.

      In computing the percentage change in rental expenses, the rental expenses applicable to the properties in the same store portfolio include property management expenses for ProLogis’ directly owned properties. These expenses are based on the property management fee that is provided for in the individual agreements under which ProLogis’ wholly owned management company provides property management services to each property (generally the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the direct costs of providing management services are recognized as part of ProLogis’ net rental expenses reported under GAAP.

CDFS Business

      Operating income from ProLogis’ CDFS business segment consists primarily of: (i) the gains and losses from the contributions and sales of developed properties and from the contributions of properties that were acquired with the intent to contribute the properties to a property fund, including properties that have been rehabilitated and/or repositioned; (ii) gains and losses from the dispositions of land parcels; (iii) development management fees earned by ProLogis for services provided to third parties; and (iv) income recognized under the equity method from ProLogis’ investments in unconsolidated investees through June 30, 2002. Under the equity method, ProLogis recognized its proportionate shares of the earnings of ProLogis UK Holdings S.A., formerly Kingspark Holding S.A., (collectively with its subsidiaries, “Kingspark S.A.”), a Luxembourg company that performs CDFS business activities in the United Kingdom and Kingspark LLC, a holding company that held the voting ownership interests of Kingspark S.A. through June 30, 2002. ProLogis began consolidating its investments in Kingspark S.A. and Kingspark LLC on July 1, 2002. See Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8. ProLogis’ proportionate shares of the net earnings or losses recognized from its ownership interests in Kingspark, S.A. and Kingspark LLC includes (in addition to net operating income): (i) interest income and interest expense (net of capitalized amounts); (ii) general and administrative expenses (net of capitalized amounts); (iii) income taxes; and (iv) foreign currency exchange gains and losses.

      Income from the CDFS business segment is dependent on ProLogis’ ability to develop and timely lease properties, or to acquire properties that can be contributed to property funds or sold to third parties, generating profits to ProLogis, and ProLogis’ success in raising private capital to acquire its properties through the formation of property funds or other sources. In 2003, ProLogis’ operating income in this segment decreased from 2002 by $27.5 million. This decrease was due to longer lease-up periods for ProLogis’ CDFS business segment properties, as ProLogis observed a slowing of customers’ decision-making processes with respect to changes in their distribution networks. ProLogis attributes the decreased leasing activity experienced in 2003 to economic weaknesses in many of its markets coupled with geopolitical concerns and uncertainties (primarily in Europe during the early part of 2003). There can be no assurance that ProLogis will be able to maintain or increase the current level of operating income in this operating segment. ProLogis cannot predict the effect that any economic and other uncertainties will continue to have on its ability to lease its properties, or the length of time that such uncertainties will continue. If ProLogis is unable to timely lease its completed developments, it will be unable to contribute these properties to property funds or otherwise dispose of the properties and would be unable to recognize profits from its development activities in the anticipated reporting period. See “Item 1. ProLogis — ProLogis’ Operating Segments — CDFS Business — Future Plans,” “— Risk Factors — General Real Estate Risks — Risks Associated with the Contribution and Sale of Properties” and “— Risk Factors — Financing and Capital Risks — Access to Capital.”

      ProLogis’ operating income from the CDFS business segment decreased in 2003 from 2002 and 2001 levels. The CDFS business segment’s operating income includes the following components for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Net gains(1)	$105,653	$113,912	$94,487
Recognition of previously deferred gains(2)	27,116	8,352	2,360
Development management fees	2,048	4,038	2,723
Income from Kingspark S.A. and Kingspark LLC	—	29,531	55,839
Income from CDFS Joint Ventures(3)	730	551	—
Miscellaneous fees and other income	301	470	321
Other expenses and charges(4)	(11,051)	(4,540)	(3,983)

Total CDFS business segment	$124,797	$152,314	$151,747

      Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002 and 2001, ProLogis’ CDFS business segment’s operating income would have been as follows (in thousands of U.S. dollars):

	Years Ended December 31,

		2002	2001
	2003	(Pro Forma)	(Pro Forma)

Net gains(5)	$105,653	$128,752	$133,257
Recognition of previously deferred gains(2)	27,116	8,352	2,360
Development management fees	2,048	9,736	8,050
Income from Kingspark S.A. and Kingspark LLC	—	—	—
Income from CDFS Joint Ventures(3)	730	551	2,271
Miscellaneous fees and other income	301	486	321
Other expenses and charges(4)	(11,051)	(4,592)	(4,093)
Other(6)	—	9,029	9,581

Total CDFS business segment	$124,797	$152,314	$151,747

(1)	Represents the net gains from the dispositions of land parcels, contributions and sales of properties and the discontinuation of participation and significant reduction of investment in a joint venture as follows:

•	2003: 208 acres; 14.2 million square feet; $894.9 million of proceeds (including $35.9 million generated by the significant reduction of investment in a joint venture);

•	2002: 45 acres; 16.9 million square feet; $972.6 million of proceeds; and

•	2001: 229 acres; 14.5 million square feet; $714.0 million of proceeds.

(2)	Upon the disposition to third parties of properties contributed by ProLogis and/or the decrease in ProLogis’ ownership interest in a property fund, portions of the gains from previous contributions that had been deferred due to ProLogis’ continuing ownership in the property fund that acquired the properties are recognized in income. In 2003, ProLogis European Properties Fund sold 13 properties to third parties resulting in the recognition of $11.4 million of the previously deferred gains associated with the original contribution of these properties by ProLogis. ProLogis’ ownership interest in ProLogis European Properties Fund decreased from 34.4% at January 1, 2001 to 21.9% at December 31, 2003. ProLogis’ ownership interest in ProLogis North American Properties Fund V decreased from a high of 16.9% in 2002 to 14% at December 31, 2003. See Note 2 to ProLogis’ Consolidated Financial Statements in Item 8.

(3)	ProLogis, through Kingspark S.A., has investments in joint ventures that perform CDFS business activities in the United Kingdom (the “CDFS Joint Ventures”). ProLogis’ ownership in each of the CDFS Joint Ventures was 50% at each period end. Originally, Kingspark S.A. had invested in four CDFS Joint Ventures, one of which owned 11 operating properties that it had previously developed. ProLogis discontinued its participation and significantly reduced its investment in this joint venture in November 2003. The remaining CDFS Joint Ventures own no operating properties and engage primarily in development activities. While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the CDFS Joint Ventures that were accounted for under the equity method by Kingspark S.A. were not separately presented in ProLogis’ Consolidated Balance Sheet. See Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(4)	Includes land holding costs of $2.9 million, $2.8 million and $2.7 million in 2003, 2002 and 2001, respectively, and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $1.9 million, $1.7 million and $1.3 million in 2003, 2002 and 2001, respectively. Also in 2003, ProLogis recognized charges of $6.3 million against previously recognized gains generated by properties that were contributed to property funds. These charges were primarily associated with the settlement of customer balances and additional costs associated with the transfers of certain properties in Mexico.

(5)	On a pro forma basis, represents the net gains from the dispositions of land parcels, contributions and sales of properties and the discontinuation of participation and significant reduction of investment in a joint venture as follows:

•	2003: 208 acres; 14.2 million square feet; $894.9 million of proceeds (including $35.9 million generated by the significant reduction of investment in a joint venture);

•	2002: 68 acres; 18.1 million square feet; $1,119.0 million of proceeds; and

•	2001: 292 acres; 17.2 million square feet; $1,014.0 million of proceeds.

(6)	The income recognized by ProLogis under the equity method from its investments in Kingspark S.A. and Kingspark LLC for the six months in 2002 and for the year ended December 31, 2001 includes items that, when presented on a consolidated basis, would not be included in the CDFS business segment’s operating income. Such items include:

•	Net rental income of $1.7 million for 2002 and $2.6 million for 2001;

•	General and administrative expenses of $1.6 million for 2002 and $1.7 million for 2001;

•	Interest income of $0.2 million for 2002 and $1.3 million for 2001;

•	Current income tax expense of $2.6 million for 2002 and deferred and current income tax benefits of $3.7 million for 2001;

•	Gross interest expense of $0.9 million for 2002 and additional capitalized interest of $8.0 million for 2002 and $12.1 million for 2001;

•	Depreciation and amortization expense of $0.2 million for 2002 and $3.8 million for 2001; and

•	Net foreign currency exchange gains of $4.4 million in 2002 and foreign currency exchange losses of $4.6 million in 2001.

      Since 1999, ProLogis’ focus in the CDFS business segment reflects the economic and market conditions in the areas in which it owns properties. Accordingly, there has been a shift of ProLogis’ CDFS business activity since 2000 in favor of Japan. ProLogis’ CDFS business segment assets were located in North America (35%) and Europe (65%) at December 31, 2000. At December 31, 2003, ProLogis’ CDFS business segment assets were located in North America (22%), Europe (57%) and Japan (21%). The operating income of the CDFS business segment was earned as follows for 2003, 2002 and 2001:

•	2003: 39% in North America, 39% in Europe and 22% in Japan.

•	2002: 36% in North America, 60% in Europe and 4% in Japan.

•	2001: 43% in North America and 57% in Europe.

      See Note 10 to ProLogis’ Consolidated Financial Statements in Item 8.

      ProLogis will continue to monitor leasing activity and general economic conditions in the United States as it pertains to its CDFS business segment operations with the expectation that such an economic recovery could provide increased CDFS business opportunities to ProLogis as companies continue optimizing their supply chains. ProLogis believes that the continued demand for state-of-the-art distribution properties in Europe could result in the acceleration of leasing decisions that could provide opportunities for ProLogis in the CDFS business segment; however, ProLogis will continue to monitor the impacts of economic and other uncertainties that negatively impacted leasing in Europe during 2003. ProLogis believes its development activities will not be significantly affected by land entitlement constraints that currently exist in Europe because it has almost 1,900 acres of land owned or controlled in Europe at December 31, 2003 and its personnel are experienced in the land entitlement process. As in Europe, ProLogis believes that demand for state-of-the-art distribution properties in Japan will continue to provide opportunities for ProLogis in the CDFS business segment. ProLogis has not observed similar trends in Japan with respect to economic and other uncertainties. In Japan, the CDFS business opportunities available to ProLogis will be limited if ProLogis is unable to acquire adequate land parcels for development.

Other Components of Operating Income

General and Administrative Expense

      General and administrative expense was $65.9 million in 2003, $53.9 million in 2002 and $50.3 million in 2001. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002 and 2001, ProLogis would have recognized general and administrative expense of $55.5 million and $52.0 million for 2002 and 2001, respectively. General and administrative expense is primarily a function of the various business initiatives being undertaken in a given period and can vary from year to year based on ProLogis’ business activities. Also, the average foreign currency exchange rate used to translate to U.S. dollars the general and administrative expense recognized by ProLogis’ European subsidiaries prior to consolidation was significantly higher in 2003 as compared to 2002 and 2001. For a discussion of the presentation of ProLogis’ investments in Kingspark S.A. and Kingspark LLC, see Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

Income (Loss) from Certain Unconsolidated Investees

      Amounts recognized by ProLogis under the equity method from its investments in unconsolidated investees that operate temperature-controlled distribution networks and are not included in one of ProLogis’ two operating segments were as follows for the periods presented (in thousands of U.S. dollars). For a discussion of these unconsolidated investees, see Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

	Years Ended December 31,

	2003	2002	2001

TCL Holding(1)	$(10,727)	$2,917	$(52,972)
ProLogis Logistics(2)	(2,286)	4,155	(58,496)

	$(13,013)	$7,072	$(111,468)

(1)	For substantially all of the periods presented, ProLogis’ effective ownership interest in TCL Holding was in excess of 99%. TCL Holding owns TCL Holding AB (formerly Frigoscandia Holding AB), a temperature-controlled distribution company that operates in Europe. During the years 2001 to 2003, TCL Holding and TCL Holding AB recognized net gains and losses from the dispositions of TCL Holding AB’s operations and operating assets in ten countries. ProLogis’ proportionate share of the aggregate net losses from these asset dispositions was $3.9 million (a $5.2 million net gain in 2003, a $4.7 million net loss in 2002 and a $4.4 million net loss in 2001). Also related to these dispositions, TCL Holding and TCL Holding AB recognized impairment charges associated with TCL Holdings’ investment in TCL Holding AB and the carrying value of TCL Holding AB’s property, plant and equipment. Through its investment in TCL Holding, ProLogis’ proportionate share of impairment charges recorded by TCL Holding and TCL Holding AB was $38.3 million in 2003, $5.7 million in 2002 and $35.1 million in 2001. In 2001, ProLogis’ proportionate share of the impairment charges recognized by TCL Holding and TCL Holding AB includes $5.1 million related to technology investments of these entities. Substantially all of the remaining operating assets of TCL Holding AB are located in France and were held for sale at December 31, 2003. See Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

(2)	ProLogis invested in ProLogis Logistics Services Incorporated (“ProLogis Logistics”), which owns CS Integrated LLC (“CSI”), previously a temperature-controlled distribution company operating in the United States. During 2001 and through October 2002, ProLogis effectively owned in excess of 99% of ProLogis Logistics. In October 2002, all of the operations and a significant portion of the assets of CSI were sold. ProLogis’ proportionate share of the aggregate net loss from this transaction was $86.5 million, consisting of cumulative impairment charges of $90.5 million recognized in 2002 ($37.2 million) and 2001 ($53.3 million) offset by a net gain of $4.0 million (a $6.3 million net gain recognized upon closing the transaction in October 2002 and an additional loss of $2.3 million recognized in 2003 upon settlement of the prorations of CSI’s accounts as of the sale date). Subsequent to the October 2002 transaction, ProLogis’ ownership interests changed such that ProLogis owned 100% of ProLogis Logistics. Accordingly, ProLogis began consolidating its investment in ProLogis Logistics in October 2002. Certain assets that were retained by CSI after the sale (three operating properties and three tracts of land at December 31, 2003) are included with ProLogis’ real estate assets in its Consolidated Balance Sheet. In 2001, ProLogis’ proportionate share of the impairment charges recognized by ProLogis Logistics and CSI includes $0.7 million related to technology investments of these entities. See Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

Other Items

Income (Loss) from Other Unconsolidated Investees

      Amounts recognized by ProLogis under the equity method from its investments in unconsolidated investees that do not own and operate real estate assets were as follows for the periods indicated (in thousands of U.S. dollars). For a discussion of these unconsolidated investees, see Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

	Years Ended December 31,

	2003	2002	2001

Insight	(5)	4	9
ProLogis Equipment Services(1)	57	574	(209)
GoProLogis(2)	—	(2,073)	(26,506)
ProLogis PhatPipe(2)	—	—	(6,789)

Totals	$52	$(1,495)	$(33,495)

(1)	The assets of this investee were sold in 2002.

(2)	ProLogis had indirect investments in two technology companies that ceased operations in 2002 and 2001. Substantially all of the amounts recognized by ProLogis for the periods presented represent ProLogis’ proportionate shares of charges that these companies recognized when each wrote down their investments in technology companies to zero.

Interest Expense

      Interest expense is a function of the level of borrowings outstanding, interest rates charged on borrowings and the amount of interest capitalization that is calculated based on the volume of ProLogis’ development activities. Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Gross interest expense	$185,638	$178,210	$182,346
Premium/discount recognized, net	371	315	326
Amortization of deferred loan costs	5,891	4,967	5,233

Subtotal interest expense before capitalization(1)	191,900	183,492	187,905
Less: capitalized amounts(2)	36,425	30,534	24,276

Net interest expense(3)	$155,475	$152,958	$163,629

(1)	Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002 and 2001, ProLogis would have recognized interest expense before capitalization of $184.4 million and $187.9 million for 2002 and 2001, respectively. The increase in interest expense in 2003 results primarily from higher average borrowings, partially offset by lower average interest rates. Interest expense before capitalization in 2002 decreased from 2001 primarily due to lower average interest rates in 2002, the effect of which was partially offset by higher average borrowings in 2002. Also, the average foreign currency exchange rate used to translate to U.S. dollars the interest expense recognized by ProLogis’ European subsidiaries prior to consolidation was significantly higher in 2003 as compared to 2002 and 2001.

(2)	Gross interest expense incurred on borrowings outstanding during the period is offset by the amount of interest that is capitalized based on ProLogis’ qualifying development expenditures. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002 and 2001, ProLogis’ capitalized interest would have been $38.5 million and $36.4 million for 2002 and 2001, respectively. Capitalized interest levels are reflective of ProLogis’ average cost of debt and the volume of development activities in each year.

(3)	Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002 and 2001, ProLogis would have recognized net interest expense of $145.9 million and $151.5 million for 2002 and 2001, respectively.

      For a discussion of the presentation of ProLogis’ investments in Kingspark S.A. and Kingspark LLC, see Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

Gains on Dispositions of Real Estate, Net

      The net gains recognized from the contributions and sales of operating properties that were acquired or developed for direct, long-term investment in the property operations segment are presented below operating income in ProLogis’ Consolidated Statements of Earnings. From time to time, ProLogis will contribute or sell properties that have been held for direct, long-term investment in the property operations segment because such properties are determined to have become non-strategic properties. Non-strategic properties are assets located in markets or submarkets that are no longer considered to be target markets or they can be assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis’ core portfolio based on the asset’s size or configuration. Also, ProLogis may contribute properties that have been held for direct, long-term investment in the property operations segment to complement the portfolio of CDFS business segment properties that are contributed to the property funds.

      Contributions and sales of direct, long-term investment properties from the property operations segment were as follows:

•	2003: 0.8 million square feet; $60.2 million of proceeds; net gain of $1.6 million;

•	2002: 2.0 million square feet; $63.6 million of proceeds; net gain of $6.6 million; and

•	2001: 6.7 million square feet; $236.1 million of proceeds; net gain of $10.0 million.

      The amounts recognized in a period will include adjustments to previously recognized gains or losses. These adjustments generally occur upon the settlement of contractual issues or due to changes in the original estimates of the costs associated with previous transactions.

Gain on Partial Redemption of Investment

      In December 2003, ProLogis European Properties Fund disposed of 13 operating properties aggregating 2.1 million square feet in the United Kingdom to a third party. All of these properties were originally contributed to ProLogis European Properties Fund by ProLogis. Proceeds from these dispositions were used to redeem certain ownership interests in ProLogis European Properties Fund at the option of the unit holders. ProLogis redeemed 17.0 million units and recognized a gain on the partial redemption of its investment in ProLogis European Properties Fund of $74.7 million, including a foreign currency exchange gain of $47.9 million resulting from the repatriation of the cash redemption proceeds to the United States. See Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

Foreign Currency Exchange Expenses/ Losses, Net

      ProLogis recognized net foreign currency exchange losses of $10.6 million, $2.0 million and $3.7 million for 2003, 2002 and 2001, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002 and 2001, ProLogis would have recognized a net foreign currency exchange gain of $2.4 million for 2002 and a net foreign currency exchange loss of $8.3 million for 2001. For a discussion of the presentation of ProLogis’ investments in Kingspark S.A. and Kingspark LLC, see Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

      ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. ProLogis attempts to mitigate its foreign currency exchange exposure by borrowing in the functional currency of the borrowing entity. Certain of ProLogis’ intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is given to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee that has been structured as debt rather than equity due to tax considerations in the foreign country in which the subsidiary or investee operates. Additionally, ProLogis utilizes derivative financial instruments to manage certain of its foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to ProLogis’ projected net income from its operations in Europe and Japan, and recognizes the expense associated with these contracts in results of operations, primarily the premium price associated with the contract upon settlement. Interim period mark-to-market adjustments are also recognized. See “— Liquidity and Capital Resources — Derivative Financial Instruments” and Note 15 to ProLogis’ Consolidated Financial Statements in Item 8.

      Generally, the amount of net foreign currency exchange gains or losses recognized in results from operations is a function of movements in exchange rates, the levels of intercompany and third party debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are parties to the debt agreements. The net foreign currency exchange expenses/losses recognized in ProLogis’ results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Gains (losses) from remeasurement of third party and certain intercompany debt, net(1)	$(10,391)	$(10,267)	$3,657
Gains (losses) from the settlement of third party and certain intercompany debt, net(1)	2,421	12,421	(6,166)
Transaction gains (losses), net	75	238	(185)
Derivative financial instruments — put option contracts(2):
Expense associated with contracts expiring during the period	(2,897)	(3,171)	(2,255)
Mark-to-market gains (losses) on outstanding contracts, net	205	(1,411)	1,122
Gains realized at expiration of contracts, net	—	159	106

Total(3)	$(10,587)	$(2,031)	$(3,721)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the debt is reflected as a realized gain or loss in the period that the settlement occurs.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and is marked-to-market by ProLogis as of the end of each subsequent reporting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain.

(3)	The foreign currency exchange gain that was realized as a result of the repatriation to the United States of the cash redemption proceeds that ProLogis received as a result of the partial redemption of its investment in ProLogis European Properties Fund is presented as a part of the total gain on the redemption transaction under GAAP. See “— Gain on Partial Redemption of Investment.”

Income Taxes

      ProLogis is a REIT for federal income tax purposes and is not generally required to pay federal income taxes if it meets the REIT requirements of the Code. ProLogis’ consolidated subsidiaries in the United States that are not qualified REIT subsidiaries for tax purposes are subject to federal income taxes, and ProLogis is taxed in certain states in which it operates. Also, the foreign countries where ProLogis has operations do not necessarily recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes in accordance with GAAP, as necessary.

      Current income tax expense was $4.8 million, $10.5 million and $2.5 million for 2003, 2002 and 2001, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002 and 2001, current income tax expense would have been $13.1 million and $6.6 million for 2002 and 2001, respectively. ProLogis recognized deferred income tax expense of $10.6 million, $17.7 million and $2.3 million for 2003, 2002 and 2001, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002 and 2001, deferred income tax expense for 2002 would not have changed and ProLogis would have recognized a deferred income tax benefit of $5.5 million in 2001. For a discussion of the presentation of ProLogis’ investments in Kingspark S.A. and Kingspark LLC, see Notes 2 and 4 to ProLogis’ Consolidated Financial Statements in Item 8.

      Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment in addition to state income taxes and taxes incurred in foreign jurisdictions. The deferred income tax component of total income taxes is a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. In 2003, ProLogis began recognizing a deferred income tax liability associated with certain contributions to ProLogis European Properties Fund based upon an indemnification agreement that was entered into in August 2003. Under this indemnification agreement, ProLogis will continue to recognize a deferred income tax liability related to its future contributions to ProLogis European Properties Fund. Of the total deferred income tax expense recognized in 2003, $3.6 million is related to the indemnification agreement. See Note 4 to ProLogis’ Consolidated Financial Statements in Item 8.

Excess of Redemption Values over Carrying Values of Preferred Shares Redeemed

      ProLogis recognized charges to net earnings of $7.8 million in 2003 and $4.8 million in 2001 representing the excess of the redemption values over the carrying values of Preferred Shares redeemed (Series E Preferred Shares and Series D Preferred Shares redeemed in 2003 and Series B Convertible Preferred Shares and Series A Preferred Shares redeemed in 2001). ProLogis also recognized a charge of $4.2 million in January 2004 related to the redemption of its remaining Series D Preferred Shares. After the redemption in January 2004, all of ProLogis’ series of Preferred Shares that have met their optional redemption date have been redeemed. The next optional redemption date for a series of Preferred Shares is in 2008.

Environmental Matters

      ProLogis has not experienced any environmental condition associated with its properties which materially adversely affected its results of operations or financial position, nor is ProLogis aware of any environmental liability that it believes would have a material adverse effect on its business, financial condition or results of operations. See “— Risk Factors.”

Liquidity and Capital Resources

Overview

      ProLogis considers its liquidity and its ability to generate cash from its operating activities, the contributions and sales of properties and other financing sources to be adequate and expects it to continue to be adequate to meet its anticipated future development, acquisition, operating and debt service needs, as well as its shareholder distribution requirements.

      ProLogis expects that its primary cash needs will consist of the following in 2004 and future years:

•	Acquisitions of land for future development;

•	Development and acquisitions of properties in the CDFS business segment;

•	Acquisitions of operating properties on a limited basis in key distribution markets for direct, long-term investment in the property operations segment; and

•	Repayment of debt that is scheduled to mature.

      While ProLogis has a Common Share repurchase program under which it may repurchase an additional $84.1 million of Common Shares at March 5, 2004, ProLogis does not currently expect that it will require significant cash for this program in 2004.

      ProLogis expects to fund its cash needs in 2004 and future years with cash from the following sources:

•	Property operations;

•	Proceeds from the disposition of its remaining operating assets of TCL Holding AB that were classified as held for sale at December 31, 2003;

•	Proceeds from the contributions of properties to property funds;

•	Proceeds from the sales of properties to third parties;

•	Issuance of long-term debt;

•	Utilization of ProLogis’ revolving lines of credit; and

•	Proceeds from the sales of Common Shares, including sales of Common Shares under ProLogis’ various Common Share plans.

      For its short-term borrowing needs, revolving lines of credit have provided, and are expected to continue to provide, ProLogis with the liquidity and financial flexibility that allows it to efficiently respond to market opportunities and execute its business strategy. Regular repayments of lines of credit borrowings, primarily with the proceeds from property contributions and sales and the proceeds from the issuance of longer-term debt that are expected to occur periodically during periods of favorable market conditions, allow ProLogis to maintain adequate liquidity.

      At March 5, 2004, ProLogis had $1.52 billion of total borrowing capacities under its revolving lines of credit. ProLogis’ total outstanding borrowings were $769.8 million at March 5, 2004 resulting in additional short-term borrowing capacity available to ProLogis of approximately $728.2 million (after reducing the total borrowing capacities available by $23.7 million of letters of credit outstanding with certain of the lending banks). See “— Borrowing Capacity and Debt Maturities.”

      At March 5, 2004, ProLogis had $750.0 million of shelf-registered securities that can be issued in the form of debt securities, Preferred Shares, Common Shares, rights to purchase Common Shares and Preferred Share purchase rights on an as-needed basis, subject to ProLogis’ ability to affect an offering on satisfactory terms. ProLogis continues to evaluate the global public debt markets with the objective of reducing its short-term borrowings in favor of longer-term, fixed-rate debt, when it is deemed appropriate.

      ProLogis is committed to offer to contribute its stabilized developed properties available in specific markets in Europe to ProLogis European Properties Fund through September 2019 and all of its stabilized developed properties available in Japan to ProLogis Japan Properties Fund through June 2006. ProLogis believes that, while the current capital commitments and borrowing capacities of these property funds will be expended prior to the expiration dates of these commitments, each property fund does have sufficient capital to acquire the properties that ProLogis expects to have available during 2004.

      ProLogis’ commitment to offer to contribute certain of its stabilized developed properties in North America to ProLogis North American Properties Fund V expired at the end of 2003. However, ProLogis North American Properties Fund V did acquire two properties from ProLogis in January 2004. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis in 2004 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. Further, there can be no assurance that ProLogis will continue to offer to contribute properties to ProLogis North American Properties Fund V.

      Should the property funds not have sufficient capital to acquire the properties that ProLogis has available, ProLogis is allowed to pursue other third party disposition opportunities. However, there can be no assurance that ProLogis can readily dispose of its CDFS business properties to third parties or that ProLogis could raise private capital through the formation of another property fund that would acquire the properties. Also, ProLogis could experience delays in completing dispositions to third parties or to new property funds. Such delays could result in the recognition of the expected development profits in a reporting period later than originally anticipated. See the discussion of risks factors involved with disposition of properties and the raising of capital at “— Risk Factors.”

Cash Generated by Operating Activities

      Net cash provided by operating activities was $326.8 million in 2003, $377.2 million in 2002 and $343.3 million in 2001. Operational items that impact net cash provided by operating activities are discussed in “— Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on Common Shares in each year, 2001 to 2003.

Cash Investing and Cash Financing Activities

      In 2003 and 2002, ProLogis’ investing activities used net cash of $155.5 million and $136.1 million, respectively. In 2001, ProLogis’ investing activities provided net cash of $104.0 million.

•	ProLogis’ investing activities, consisting primarily of investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space. These items aggregated $1.31 billion in 2003, $1.21 billion in 2002 and $836.3 million in 2001.

•	ProLogis’ unconsolidated investees generated net cash to ProLogis of $73.3 million in 2003, $79.8 million in 2002 and $72.7 million in 2001. Sales of operating assets in the temperature-controlled distributions operating segment were the primary source of the net cash provided by the unconsolidated investees in 2003 and 2002. The property funds make periodic cash distributions to ProLogis, generally on a monthly or quarterly basis.

•	Net cash generated from contributions and sales of properties and land parcels were $835.2 million, $968.9 million and $856.0 million in 2003, 2002 and 2001, respectively. In 2003, ProLogis received $210.3 million in cash proceeds from the partial redemption of its investment in ProLogis European Properties Fund and $35.9 million as the result of the discontinuation of its participation and significant reduction of its investment in one of the CDFS Joint Ventures.

      In 2003, ProLogis’ financing activities generated net cash of $49.4 million. In 2002 and 2001, ProLogis’ financing activities utilized net cash of $158.3 million and $477.1 million, respectively. Excluding cash distributions on Common Shares and to minority interest holders and Preferred Share dividends paid in cash, ProLogis’ financing activities:

•	Generated net cash of $348.1 million in 2003 — Issuance of senior unsecured debt and secured debt ($331.0 million), net proceeds from the sales of Preferred Shares ($241.8 million) and net borrowings on ProLogis’ revolving lines of credit ($153.6 million) as the primary sources of cash, with the redemptions of Preferred Shares ($175.0 million) and principal payments on debt ($224.8 million) as the primary uses of cash;

•	Generated net cash of $134.0 million in 2002 — Sales of Common Shares under various Common Share plans ($144.6 million) and net borrowings on ProLogis’ revolving lines of credit ($138.6 million) as the primary sources of cash, with Common Share repurchases ($95.5 million) and principal payments on debt ($53.4 million) as the primary uses of cash; and

•	Used net cash of $195.0 million in 2001 — Net repayments on ProLogis’ revolving lines of credit ($63.9 million), the redemptions of Preferred Shares ($139.6 million) and principal payments on debt ($45.5 million) as the primary uses of cash, with sales of Common Shares under various Common Share plans ($70.9 million) as the primary source of cash.

      Aggregate distributions paid to holders of Common Shares were $258.2 million, $252.3 million and $237.7 million for 2003, 2002 and 2001, respectively. Distributions to minority interest holders were $9.3 million in 2003, $7.2 million in 2002 and $7.1 million in 2001. Dividends paid on Preferred Shares were $31.2 million in 2003, $32.7 million in 2002 and $37.3 million in 2001.

Borrowing Capacities and Debt Maturities

      ProLogis has over $1.5 billion of short-term borrowing capacities through six revolving lines of credit. ProLogis may borrow in four currencies. The revolving lines of credit are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

	Maximum Borrowing
	Capacities at		Outstanding Balances at		Weighted
					Average Interest
Facility	12/31/03	03/5/04	12/31/03	03/5/04	Rate(1)	Expiration

North America(2)	$400.0	$400.0	$—	$5.2	—	11/08/05	(3)
North America(2)(4)(5)	100.0	100.0	94.8	96.8	2.83%	11/05/04	(3)
North America(4)(6)	60.0	60.0	—	10.7	—	11/08/04
Europe(4)(7)	555.2	557.6	355.0	392.6	2.97%	08/08/06
United Kingdom(8)	43.7	46.1	—	9.4	—	07/31/04
Japan(9)	374.1	358.0	249.7	255.1	0.97%	08/05/06	(3)

	$1,533.0	$1,521.7	$699.5	$769.8	$1.85%

(1)	Represents the weighted average interest rate on borrowings outstanding at December 31, 2003.

(2)	Borrowing capacity under the line of credit is fully committed.

(3)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(4)	Borrowings can be denominated in U.S. dollar, euro, pound sterling and yen.

(5)	At both December 31, 2003 and March 5, 2004, amounts outstanding represent the currency equivalent of 76.8 million euro.

(6)	ProLogis’ maximum borrowing capacity at December 31, 2003 and March 5, 2004 is reduced by letters of credit outstanding of $10.4 million and 14.2 million, respectively.

(7)	Total committed borrowing capacity under the agreement is 450.0 million euro. At December 31, 2003 and March 5, 2004, amounts outstanding represent the U.S. dollar equivalent of borrowings of 287.7 million euro and 316.8 million euro, respectively.

(8)	Borrowings are denominated in pound sterling with a maximum borrowing capacity of 25.0 million pound sterling. At March 5, 2004, the amount outstanding represents the U.S. dollar equivalent of borrowings of 5.1 million pound sterling. ProLogis’ maximum borrowing capacity at December 31, 2003 and March 5, 2004, is reduced by letters of credit outstanding of $8.8 million (the currency equivalent of 5.0 million pound sterling) and $9.5 million (the currency equivalent of 5.1 million pound sterling) of letters of credit outstanding, respectively.

(9)	Borrowings are denominated in yen with a committed borrowing capacity of 40.0 billion yen. At December 31, 2003 and March 5, 2004, amounts outstanding represent the U.S. dollar equivalent of borrowings of 26.7 billion yen and 28.5 billion yen, respectively.

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees

      ProLogis had investments in and advances to unconsolidated investees of $677.3 million at December 31, 2003. Summarized financial information for certain of these unconsolidated investees at December 31, 2003 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties	TCL
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund	Holding

Total assets	$581.3	$352.5	$227.8	$203.0	$140.6	$906.1	$3,106.2	$399.0	$176.1
Third party debt(1)	$286.3 (2)	$242.3 (3)	$165.0 (4)	$150.3 (5)	$103.2 (6)	$471.0 (7)	$1,472.6 (8)	$175.8 (9)	$0.1
Amounts due to ProLogis	$0.2	$0.1	$0.2	$0.4	$0.1	$12.7	$4.6	$37.0	$284.9
Total liabilities	$293.1	$248.3	$170.6	$153.2	$105.1	$522.8	$1,769.7	$286.3	$349.2
Equity	$288.2	$104.2	$57.2	$49.8	$35.5	$383.3	$1,336.5	$112.7	$(173.1)
ProLogis’ ownership at December 31, 2003	50%	41.3%	20%	20%	20%	14.0%	21.9%	20%	95	%(10)

(1)	None of the third party debt of these unconsolidated investees is guaranteed by ProLogis. See “— Contractual Obligations — Other Commitments.”

(2)	Third party debt of ProLogis California is due as follows:

•	$17.2 million due May 2005, bearing interest at 8.67% per annum;

•	$176.9 million due March 2009, bearing interest at 7.20% per annum; and

•	$92.2 million due August 2009, bearing interest at 7.63% per annum.

(3)	Third party debt of ProLogis North American Properties Fund I is due as follows:

•	$130.5 million due December 2010, bearing interest at 7.65% per annum;

•	$9.8 million due March 2011, bearing interest at 5.16% per annum; and

•	$102.0 million due March 2011, bearing interest at 7.75% per annum.

(4)	Third party debt of ProLogis North American Properties Fund II is due in June 2007 bearing interest at 6.74% per annum.

(5)	Third party debt of ProLogis North American Properties Fund III is due as follows:

•	$150.0 million due September 2007 bearing interest at 7.03% per annum and

•	$0.3 million (three assessment bond issues) due on various dates between June 2005 and March 2021 bearing interest at a weighted average interest rate of 6.36% per annum.

(6)	Third party debt of ProLogis North American Properties Fund IV is due as follows:

•	$103.0 million due January 2008 bearing interest at 6.65% per annum and

•	$0.2 million due March 2021 bearing interest at 5.32% per annum.

(7)	Third party debt of ProLogis North American Properties Fund V is due as follows:

•	$102.0 million due June 2008 bearing interest at 4.05% per annum;

•	$173.0 million due July 2007 bearing interest at 5.76% per annum;

•	$62.0 million due January 2009 bearing interest at 4.00% per annum;

•	$70.0 million due September 2010 bearing interest at 4.26% per annum; and

•	$64.0 million due January 2013 bearing interest at 5.43% per annum.

(8)	Third party debt of ProLogis European Properties Fund is due as follows:

•	$269.6 million due December 2004 bearing interest at 2.40% per annum;

•	$263.7 million due in May 2011 bearing interest at 5.75% per annum;

•	$177.7 million due in April 2012 bearing interest at 5.69% per annum;

•	$439.3 million due in May 2012 bearing interest at 5.72% per annum;

•	$235.1 million due May 2013 bearing interest at 4.61% per annum; and

•	$87.2 million (ten mortgage issues) due in March 2015 bearing interest at a weighted average of 5.42% per annum.

(9)	Third party debt of ProLogis Japan Properties Fund is due as follows:

•	$57.0 million due March 2004 bearing interest at 0.83% per annum; ProLogis Japan Properties Fund expects to use the proceeds from a long-term debt financing to retire this debt when it becomes due;

•	$27.1 million due April 2004 bearing interest at 0.85% per annum;

•	$29.0 million due June 2010 bearing interest at 1.04% per annum;

•	$17.8 million due October 2010 bearing interest at 1.94% per annum; and

•	$44.9 million due December 2010 bearing interest at 1.63% per annum.

(10)	ProLogis’ direct ownership of all of the non-voting preferred stock of TCL Holding represents a 95% interest in its earnings or losses. CSI/ Frigo LLC is excluded from the information presented. See Note 4.

      ProLogis may in the future provide guarantees of short-term financing arrangements that property funds enter into associated with ProLogis’ contributions of properties to the property funds. These guarantees would be provided by ProLogis only with respect to short-term financing arrangements that the property funds enter into on an interim basis prior to finalizing long-term secured debt transactions.

Contractual Obligations

Long-Term Contractual Obligations

      ProLogis had long-term contractual obligations at December 31, 2003 related to long-term debt (senior unsecured notes, secured debt and assessment bonds), unfunded commitments on development projects, an unfunded commitment to a property fund and amounts due on revolving lines of credit as follows (in millions of U.S. dollars):

	Payments Due By Period

		Less than	1 to 3	3 to 5	More than
	Total	1 years	years	years	5 years

Long-term debt obligations	$2,293	$313	$429	$641	$910
Unfunded commitments on development projects(1)	301	301	—	—	—
Unfunded commitment to a property fund(2)	167	167	—	—	—
Amounts due on revolving lines of credit(3)	699	—	449	250	—

Totals	$3,460	$781	$878	$891	$910

(1)	ProLogis had properties under development at December 31, 2003 with a total expected cost at completion of $678.5 million. ProLogis has entered into contracts for certain phases of the construction of these projects. However, these contracts do not generally cover all of the costs that are necessary to place the property into service, including the costs of tenant improvements and marketing and leasing costs. The unfunded commitments presented include all such costs, not only those costs that ProLogis is obligated to fund under construction contracts.

(2)	At December 31, 2003, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $167.0 million at December 31, 2003) as required through September 15, 2009. For purposes of this presentation, the total commitment is included in the earliest time period as there is no schedule for when the commitment will be funded.

(3)	For purposes of this presentation the expiration dates of the credit agreements that provide ProLogis with six revolving lines of credit include extension periods that are at the option of ProLogis. See “— Borrowing Capacities and Debt Maturities.”

Distribution and Dividend Requirements

      ProLogis’ Common Share distribution policy is to distribute a percentage of its cash flow that ensures that ProLogis will meet the distribution requirements of the Code and that allows ProLogis to maximize the cash retained to meet other cash needs such as capital improvements and other investment activities. Because depreciation is a non-cash expense, cash flow typically will be greater than operating income and net earnings.

      Cash distributions per Common Share paid in 2003, 2002 and 2001 were $1.44, $1.42 and $1.38, respectively. The Board set a projected annual distribution rate for 2004 of $1.46 per Common Share. ProLogis paid a distribution for the first quarter of 2004 of $0.365 per Common Share on February 27, 2004 to holders of Common Shares at February 13, 2004. The payment of Common Share distributions is subject to the discretion of the Board, is dependent on ProLogis’ financial condition and operating results and may be adjusted at the discretion of the Board during the year. ProLogis has increased its Common Share distribution level every year since its Common Shares became publicly traded in 1994.

      At December 31, 2003, ProLogis had four series of Preferred Shares outstanding. The annual dividend rates on ProLogis’ Preferred Shares are $4.27 per Series C Preferred Share, $1.98 per Series D Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share. The Series D Preferred Shares were redeemed in January 2004.

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

Other Commitments

      At December 31, 2003, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of properties aggregating 5.0 million square feet at an estimated total acquisition cost of $220.3 million. Through February 29, 2004, ProLogis completed the acquisitions of seven of these properties aggregating 0.9 million square feet at a total acquisition cost of $31.5 million. The remaining transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.

      Under a Common Share repurchase program, ProLogis may repurchase up to $215.0 million of Common Shares. The Common Shares that have been repurchased to date were purchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. Future repurchases, if any, are expected to be through similar transactions. Through March 5, 2004, ProLogis has repurchased 5,571,000 Common Shares under this program at a total cost of $130.9 million. An additional $84.1 million of Common Shares may be repurchased under the program as March 5, 2004. ProLogis does not currently expect that it will make significant Common Share repurchases in 2004.

      ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at December 31, 2003 and ProLogis has assessed a nominal value to the guarantee undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $357.8 million at December 31, 2003 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.2 billion at December 31, 2003.

Derivative Financial Instruments

      ProLogis uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. ProLogis does not use derivative financial instruments for trading or speculative purposes.

      The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency exchange rates). The use of derivative financial instruments allows ProLogis to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effects these fluctuations would have on ProLogis’ income and cash flows.

      Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties, primarily global commercial banks. ProLogis does not anticipate non-performance by any of the counterparties to its derivative contracts. However, should a counterparty fail to perform, ProLogis would incur a financial loss to the extent of the positive fair market value of the derivative contracts, if any.

      At December 31, 2003, ProLogis had foreign currency put option contracts outstanding in the notional amount of 28.4 million euro, 7.7 million pound sterling and 874.4 million yen (the aggregate currency equivalent of approximately $57.9 million at December 31, 2003) related to its operations in Europe and Japan. The put option contracts were paid in full at execution and provide ProLogis with the option to exchange euro, pound sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The outstanding contracts do not qualify for hedge accounting treatment and were marked-to-market through results of operations at December 31, 2003. In 2003, ProLogis recognized aggregate expense of $2.7 million on various put option contracts, including mark-to-market gains of $0.2 million.

      At December 31, 2003, ProLogis had an outstanding foreign currency forward swap contract that is designated as a net investment hedge of certain of its investments in Europe. The notional amount of the contract is 37.5 million euro (the currency equivalent of approximately $47.4 million at December 31, 2003). The contract allows ProLogis to sell euro at a fixed exchange rate to the U.S. dollar and is settled at maturity. At December 31, 2003, ProLogis had outstanding two interest rate swap contracts related to anticipated transactions that are designated as cash flow hedges. The aggregate notional amounts of the contracts are 75.0 million euro (the currency equivalent of approximately $94.7 million at December 31, 2003). The contracts allow ProLogis to fix the interest rate associated with a portion of a debt instrument forecasted to be issued in 2004 for a seven-year period. The foreign currency forward swap contract and the interest rate swap contracts qualify for hedge accounting treatment. ProLogis recognized mark-to-market adjustments representing a net decrease in the values of these contracts of $0.3 million in other comprehensive income in shareholders’ equity at December 31, 2003.

Funds from Operations

      Funds from operations is a financial measure that is commonly used in the real estate industry. Although NAREIT has published a definition of funds from operations, modifications to the NAREIT calculation of funds from operations are common among REITs, as companies seek to provide performance measures that meaningfully reflect their business. Funds from operations, as defined by ProLogis, is presented as a supplemental performance measure. Funds from operations is not used by ProLogis as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of ProLogis’ operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of ProLogis’ ability to fund its cash needs.

      Funds from operations is not meant to represent a comprehensive system of financial reporting and does not present, nor does ProLogis intend it to present, a complete picture of its financial condition and operating performance. ProLogis believes that net earnings computed under GAAP remains the primary measure of performance and that funds from operations is only meaningful when it is used in conjunction with net earnings. Further, ProLogis believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

      NAREIT’s funds from operations measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales of previously depreciated properties. ProLogis agrees that these two NAREIT adjustments are useful to investors for the following reasons:

(a) historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of funds from operations reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(b) REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of funds from operations, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods.

      At the same time that NAREIT created and defined its funds from operations concept for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” ProLogis believes that financial analysts, potential investors and shareholders who review its operating results are best served by a defined funds from operations measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT defined measure of funds from operations.

      The ProLogis defined funds from operations measure excludes the following items from net earnings computed under GAAP that are not excluded in the NAREIT defined funds from operations measure: (i) deferred income tax benefits and deferred income tax expenses recognized by ProLogis’ taxable subsidiaries; (ii) certain foreign currency exchange gains and losses resulting from certain debt transactions between ProLogis and its foreign consolidated subsidiaries and its foreign unconsolidated investees; (iii) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of ProLogis’ foreign consolidated subsidiaries and its foreign unconsolidated investees; and (iv) mark-to-market adjustments associated with derivative financial instruments utilized to manage ProLogis’ foreign currency risks. Funds from operations of ProLogis’ unconsolidated investees is calculated on the same basis as ProLogis.

      The items that ProLogis excludes from net earnings, while not infrequent or unusual, are subject to significant fluctuations from period to period that cause both positive and negative effects on ProLogis’ results of operations, in inconsistent and unpredictable directions. Most importantly, the economics underlying the items that ProLogis excludes from net earnings are not the primary drivers in management’s decision-making process and capital investment decisions. Period to period fluctuations in these items can be driven by accounting for short-term factors that are not relevant to long-term investment decisions, long-term capital structures or to long-term tax planning and tax structuring decisions. Accordingly, ProLogis believes that investors are best served if the information that is made available to them allows them to align their analysis and evaluation of ProLogis’ operating results along the same lines that ProLogis’ management uses in planning and executing its business strategy.

      Real estate is a capital-intensive business. Investors’ analyses of the performance of real estate companies tend to be centered on understanding the asset value created by real estate investment decisions and understanding current operating returns that are being generated by those same investment decisions. The adjustments to net earnings that are included in arriving at the ProLogis defined funds from operations measure are helpful to management in making real estate investment decisions and evaluating its current operating performance. ProLogis believes that these adjustments are also helpful to industry analysts, potential investors and shareholders in their understanding and evaluation of ProLogis’ performance on the key measures of net asset value and current operating returns generated on real estate investments.

      Funds from operations attributable to Common Shares as defined by ProLogis was $400.7 million, $393.0 million, and $281.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The reconciliations of funds from operations attributable to Common Shares as defined by ProLogis to net earnings attributable to Common Shares computed under GAAP are as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Funds From Operations:
Reconciliation of net earnings to funds from operations as defined by ProLogis:
Net earnings attributable to Common Shares	$212,367	$216,166	$86,038
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	157,085	145,233	137,033
Gains on contributions and sales of non-CDFS business segment assets, net	(1,638)	(6,648)	(10,008)
Funds from operations adjustment to gain on partial redemption of investment	(26,894)	—	—
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	44,373	41,779	63,950
Funds from operations adjustment to gain recognized on disposition of CDFS business segment assets	(1,823)	—	—
(Gains) losses on contributions and sales of non-CDFS business segment assets, net	(12,322)	(2,248)	4,417

Total NAREIT defined adjustments	158,781	178,116	195,392

Subtotal — NAREIT defined funds from operations	371,148	394,282	281,430
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange (gains) expenses/losses, net	7,764	(743)	1,484
Deferred income tax expense	10,615	17,660	2,258
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange (gains) expenses/losses, net	11,721	(4,269)	8,204
Deferred income tax benefit	(503)	(13,881)	(12,173)

	Years Ended December 31,

	2003	2002	2001

Total ProLogis defined adjustments	29,597	(1,233)	(227)

Funds from operations attributable to Common Shares as defined by ProLogis	$400,745	$393,049	$281,203

Risk Factors

      ProLogis’ operations involve various risks that could adversely affect ProLogis’ financial condition, results of operations, distributable cash flow and the value of ProLogis’ Common Shares. These risks include, among others:

General Real Estate Risks

General Economic Conditions

      ProLogis is exposed to the general economic conditions and the local, regional, national and international economic conditions that affect the markets in which it owns properties. ProLogis’ operating performance is further impacted by the economic conditions of the specific markets in which it has concentrations of properties. ProLogis does not have in excess of 10% of its directly owned portfolio in any one market, nor does it have in excess of 10% of its total portfolio (including properties owned by the property funds) in any one market. However, ProLogis does have significant holdings in Atlanta, Chicago, Dallas/ Ft. Worth, Houston, Los Angeles, Paris, San Francisco and certain markets in the United Kingdom. ProLogis’ operating performance could be adversely affected if conditions in the markets with concentrations of properties, such as an oversupply of distribution space or a reduction in demand for distribution space, become less favorable. Any material oversupply of distribution space or material reduction of demand for distribution space could adversely affect ProLogis’ results of operations, distributable cash flow and the value of ProLogis’ Common Shares.

Risks Particular To Real Estate

      Real property investments are subject to varying degrees of risk. While ProLogis seeks to minimize these risks through geographic diversification of its portfolio, market research and its property management capabilities, these risks cannot be eliminated. The factors that can affect real estate values include:

•	changes in the general economic climate;

•	local conditions, such as an oversupply of distribution space or a reduction in demand for distribution space in an area;

•	the attractiveness of ProLogis’ properties to potential customers;

•	competition from other available properties;

•	ProLogis’ ability to provide adequate maintenance of, and insurance on, its properties;

•	ProLogis’ ability to control variable operating costs;

•	governmental regulations, including zoning, usage and tax laws and changes in these laws; and

•	potential liability under, and changes in, environmental, zoning and other laws.

Risks Associated with Concentration of ProLogis’ Investments in the Industrial Sector

      ProLogis’ investments in real estate assets are concentrated in the industrial distribution sector. This concentration may expose ProLogis to the risk of economic downturns in this sector to a greater extent than if ProLogis’ business activities included other types of real estate investments.

Risks Associated with ProLogis’ Development Activities

      ProLogis has developed a significant number of distribution properties since its inception and intends to continue to pursue development activities as opportunities arise. Such development activities generally require various government and other approvals and ProLogis may not receive such approvals. ProLogis will be subject to risks associated with such development activities including, but not limited to:

•	the risk that development opportunities explored by ProLogis may be abandoned and that the related investment will be written off;

•	the risk that construction costs of a property may exceed the original estimates or that construction may not be concluded on schedule could make the project less profitable than originally estimated; specific risks include, but are not limited to, the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment; and

•	the risk that occupancy levels and the rents that can be charged for a completed project will not make the project as profitable as originally estimated.

Risks Associated with the Contribution and Sale of Properties

      ProLogis has contributed to property funds or sold to third parties, a significant number of distribution properties in recent years. ProLogis intends to continue to contribute and sell properties as opportunities arise, particularly from its CDFS business segment. ProLogis’ ability to contribute or sell properties on advantageous terms is dependent upon several factors, some of which are beyond the control of ProLogis’ management, primarily competition from other owners of distribution properties that are trying to dispose of their properties. ProLogis’ ability to develop and timely lease properties will impact ProLogis’ ability to contribute or sell these properties. Continued access to private debt and equity capital by the property funds is necessary in order for ProLogis to continue its strategy of contributing properties to the property funds. Should ProLogis not have sufficient properties available that meet the investment criteria of current or future property funds, or should the property funds have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on ProLogis’ liquidity and on its ability to meet projected earnings levels in a particular reporting period. Failure to meet its projected earnings levels in a particular reporting period could have an adverse effect on ProLogis’ results of operations, distributable cash flow and on the value of ProLogis’ Common Shares. Further, ProLogis’ inability to redeploy the proceeds from its divestitures in accordance with its investment strategy could have an adverse affect on ProLogis’ results of operations, distributable cash flow and the value of its Common Shares in subsequent periods.

Risks Associated with Acquisition of Properties

      ProLogis acquires distribution properties from time to time. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and the risk that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for investment opportunities that meet ProLogis’ investment criteria as well as risks associated with obtaining financing for acquisition activities, if necessary.

Tenant Default

      ProLogis’ results of operations, distributable cash flow and the value of its Common Shares would be adversely affected if a significant number of ProLogis’ tenants are unable to meet their lease obligations to ProLogis. In the event of default by a significant number of tenants, ProLogis may experience delays and incur substantial costs in enforcing its rights as landlord.

Ability to Renew Leases or Re-lease Space as Leases Expire

      ProLogis’ results of operations, distributable cash flow and the value of its Common Shares would be adversely affected if ProLogis is unable to lease, on economically favorable terms, a significant amount of space in its distribution properties. ProLogis had 4.3 million square feet of distribution space with leases that either expired on December 31, 2003 or were on a month-to-month basis at that date and ProLogis has 21.4 million square feet of distribution space (out of a total of 111.1 million occupied square feet of distribution space) with leases that expire in 2004 in its directly owned properties. The property funds had a combined 1.5 million square feet of distribution space with leases that either expired on December 31, 2003 or were on a month-to-month basis at that date and the property funds have a combined 5.4 million square feet of distribution space (out of a total of 92.6 million occupied square feet of distribution space) with leases that expire in 2004. The number of distribution properties in a market or submarket could adversely affect both ProLogis’ ability to re-lease distribution space and the rental rates that can be obtained in new leases.

Real Estate Investments Are Not As Liquid As Certain Other Types Of Assets

      Real estate investments are not as liquid as other types of investments and this lack of liquidity may tend to limit ProLogis’ ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, ProLogis must comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, ProLogis’ ability at any time to sell assets, or contribute assets to property funds or other entities in which ProLogis has an ownership interest may be restricted.

ProLogis’ Insurance Coverage Does Not Include All Potential Losses

      ProLogis and its unconsolidated investees currently carry comprehensive insurance coverage including property, liability, fire, flood, earthquake, environmental, terrorism, extended coverage and rental loss as appropriate for the markets where each of their properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. ProLogis believes its properties and the properties of its unconsolidated investees are adequately insured. However, there are certain losses, including losses from floods and losses from earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of ProLogis’ properties, ProLogis could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

Potential Environmental Liability

      Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. ProLogis conducts Phase I environmental assessments as part of its due diligence activities. ProLogis has not been notified nor is ProLogis aware of any environmental condition with respect to its real estate assets that are likely to be material to ProLogis’ financial condition. However, ProLogis cannot give any assurance that such conditions do not exist or may not arise in the future. The presence of such substances on ProLogis’ real estate investments could adversely affect its ability to sell such investments or to borrow using such investments as collateral and may also have an adverse effect on ProLogis’ distributable cash flow.

Financing and Capital Risks

Access to Capital

      ProLogis, as a REIT, is required to distribute at least 90% of its taxable income to its shareholders. Consequently, ProLogis is, as are all REITs, largely dependent on external capital to fund its development and acquisition activities. ProLogis has been accessing private debt and equity capital through the establishment of property funds that acquire properties from ProLogis. ProLogis’ ability to access private debt and equity capital through its property funds on favorable terms, or at all, is dependent upon a number of factors, including general market conditions and competition from other real estate companies. Further, ProLogis generates significant profits as a result of the contributions of properties to the property funds. To the extent that private capital is not available to the property funds to allow them to acquire properties from ProLogis, these profits may not be realized or their realization may be delayed which could result in an earnings stream that is less predictable than some of ProLogis’ competitors and result in ProLogis not meeting its projected earnings levels in a particular reporting period. Failure to meet its projected earnings levels in a particular reporting period could have an adverse effect on the value of Common Shares.

      ProLogis is committed to offer to contribute its stabilized developed properties available in specific markets in Europe to ProLogis European Properties Fund through September 2019 and all of its stabilized developed properties available in Japan to ProLogis Japan Properties Fund through June 2006. ProLogis believes that, while the current capital commitments and borrowing capacities of these property funds will be expended prior to the expiration dates of these commitments, each property fund does have sufficient capital to acquire the properties that ProLogis expects to have available during 2004.

      ProLogis’ commitment to offer to contribute certain of its stabilized developed properties in North America to ProLogis North American Properties Fund V expired at the end of 2003. However, ProLogis North American Properties Fund V did acquire two properties from ProLogis in January 2004. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis in 2004 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. Further, there can be no assurance that ProLogis will offer to contribute additional properties to ProLogis North American Properties Fund V.

      ProLogis’ ability to contribute or sell its development pipeline and recognize profits from its development activities will be jeopardized and ProLogis’ ability to meet its projected earnings levels and generate distributable cash flow would be adversely affected should the existing equity commitments not be available (due to investor default or otherwise) such that these property funds can acquire the properties that ProLogis expects to have available for contribution. This impact would occur in the short-term and would continue until ProLogis is able to sell the properties to third parties or until ProLogis could secure another source of private equity capital to form a new property fund.

Limitations on Debt

      ProLogis currently has a policy of incurring debt only if upon such incurrence, ProLogis’ debt-to-book capitalization ratio, as adjusted, would not exceed 50%. The Board could alter or eliminate this policy without shareholder approval and would do so if, for example, it were necessary in order for ProLogis to continue with its investment strategy or to continue to meet the REIT requirements of the Code. If this policy were changed, ProLogis could become more highly leveraged, resulting in an increase in debt service that could adversely affect its distributable cash flow.

Debt Financing

      ProLogis is subject to risks normally associated with debt financing, including the risk that ProLogis’ cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that ProLogis will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

      ProLogis utilizes the short-term borrowing capabilities (over $1.53 billion as of December 31, 2003) provided by six credit agreements that provide revolving lines of credit facilities to ProLogis in addition to operating cash flow and proceeds from dispositions to fund its development, acquisition and distribution requirements. ProLogis’ six revolving lines of credits expire through 2007 ($103.7 million of borrowing capacity expires during 2004, $100.0 million of borrowing capacity expires during 2005, $555.2 million of borrowing capacity expires during 2006, $774.1 million of borrowing capacity expires during 2007). These expiration dates consider extension periods that are at ProLogis’ option. ProLogis’ ability to refinance these credit agreements in a timely manner and at favorable terms is dependent on several factors including, but not limited to, general economic conditions, ProLogis’ credit ratings and interest rate levels. ProLogis’ short-term credit agreements bear interest at variable rates. Increases in interest rates would increase ProLogis’ interest expense under these agreements. If ProLogis is unable to refinance its indebtedness at maturity or meet its payment obligations, the amount of ProLogis’ distributable cash flow would be adversely affected.

Requirements of Credit Agreements

      The terms of ProLogis’ various credit agreements and other indebtedness require ProLogis to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit ProLogis’ flexibility in its operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if ProLogis has satisfied its payment obligations. If ProLogis is unable to refinance its indebtedness at maturity or meet its payment obligations, the amount of ProLogis’ distributable cash flow would be adversely affected.

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

      If ProLogis fails to qualify as a REIT, it will be taxed as a regular corporation, and distributions to shareholders will not be deductible in computing ProLogis’ taxable income. The resulting corporate income tax liabilities could materially reduce the distributable cash flow to ProLogis’ shareholders and funds available for reinvestment. Moreover, ProLogis might not be able to elect to be treated as a REIT for the four taxable years after the year during which ProLogis ceased to qualify as a REIT. In addition, if ProLogis later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gains in its assets as of the date of requalification and to make distributions to shareholders equal to any earnings accumulated during the period of non-REIT status. In the absence of REIT status, distributions to shareholders would no longer be required.

Potential Adverse Effect of REIT Distribution Requirements

      To maintain its qualification as a REIT under the Code, ProLogis must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and its net capital gains. This requirement limits ProLogis’ ability to accumulate capital. ProLogis may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for ProLogis’ funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited, or the Internal Revenue Service may make a determination that adjusts reported income. In those situations, ProLogis might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply. If ProLogis fails to make a required distribution, it would cease to be taxed as a REIT.

Prohibited Transaction Income Could Result From Certain Property Transfers

      ProLogis contributes properties to property funds and sells properties to third parties. Some of these contributions and sales are made from ProLogis’ taxable subsidiaries. Under the Code, if a disposition is deemed to be a prohibited transaction, a 100% penalty tax on the resulting gain could be assessed. The determination that a transaction constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service could contend that certain contributions or sales of properties by ProLogis are prohibited transactions. While ProLogis’ management does not believe that the Internal Revenue Service would prevail in such a dispute, if the Internal Revenue Service successfully argued the matter, the 100% penalty tax could be assessed against the gains from these transactions. Additionally, any gain from a prohibited transaction may adversely affect ProLogis’ ability to satisfy the income tests for qualification as a REIT.

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

Share Prices May Be Affected By Market Interest Rates

      The annual distribution rate on Common Shares as a percentage of its market price may influence the trading price of such Common Shares. An increase in market interest rates may lead investors to demand a higher annual distribution rate that ProLogis has set, which could adversely affect the value of ProLogis’ Common Shares.

Foreign Currency Risk

      ProLogis has pursued and intends to continue to pursue growth opportunities in international markets and often invests in countries where the U.S. dollar is not the national currency. As a result, ProLogis is subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. For example, a significant depreciation in the value of the foreign currency of one or more countries where ProLogis has a significant investment may materially adversely affect ProLogis’ results of operations and the value of its Common Shares. ProLogis attempts to mitigate any such effects by borrowing under debt agreements denominated in foreign currencies and by entering into derivative contracts, although there can be no assurance that such attempts will be successful.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

      ProLogis is exposed to market risk from changes in interest rates and foreign currency exchange rates. ProLogis has used certain derivative financial instruments, primarily foreign currency put option contracts, to reduce its foreign currency market risk. To a lesser extent, ProLogis has used interest rate swap agreements to reduce its interest rate market risk. ProLogis does not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with polices that have been approved by the Board.

      ProLogis has estimated its market risk exposures using a sensitivity analysis. ProLogis has defined its market risk exposure as: (i) the potential loss in future earnings and cash flows due to interest rate exposure and (ii) the future loss in future earnings with respect to foreign currency exchange exposure. ProLogis’ sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in year end interest rates and foreign currency exchange rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, ProLogis’ ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time, and the prevailing interest and foreign currency exchange rates.

Interest Rate Risk

      ProLogis’ interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve its objective for longer-term debt, ProLogis borrows on a fixed rate basis. In anticipation of a financing expected to occur in 2004, ProLogis entered into two forward-starting interest rate swap contracts designated as cash flow hedges to fix the interest rate on a portion of the expected financing. If the expected financing occurs in the projected time frame, any increase in interest rates would be offset by the positive value of the contracts and any decrease in interest rates would be offset by the negative value of the contracts, in each case for the hedged amount of the expected financing. If the expected financing did not occur and the contracts were unwound, based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the forward-starting interest rate swap contracts would be approximately $2.3 million for both future earnings and cash flows for the year ended December 31, 2003.

      ProLogis’ primary interest rate risk is created by its variable rate lines of credit. During the year ended December 31, 2003, ProLogis had weighted average daily outstanding borrowings of $620.0 million on its variable rate revolving lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for ProLogis’ variable rate revolving lines of credit was approximately $1.4 million for both future earnings and cash flows for the year ended December 31, 2003. The sensitivity analysis was based on the weighted average outstanding variable rate borrowings for 2003 and assumed a flat yield curve for the year. Although ProLogis has no derivative contracts as hedges of its variable rate revolving lines of credit, ProLogis may in the future fix existing variable rate borrowings to manage its interest rate exposure.

Foreign Currency Risk

      ProLogis primarily uses foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income (operating income net of foreign denominated interest expense) of its foreign consolidated subsidiaries and unconsolidated investees. In addition, ProLogis incurs foreign currency exchange risk related to third-party and intercompany debt of its foreign consolidated subsidiaries and its foreign unconsolidated investees that are not denominated in the functional currency of the subsidiary or investee. The remeasurement of certain of this debt results in the recognition of foreign currency exchange gains or losses by ProLogis. ProLogis’ primary exposure to foreign currency exchange rates exists with the following currencies versus the U.S. dollar: euro, pound sterling and yen. Based on the results of a sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, the estimated market risk exposure to future earnings associated with this debt was $136.7 million at December 31, 2003.

      ProLogis translates to U.S. dollars the income and expenses of its consolidated foreign subsidiaries and its proportionate share of the net earnings or losses of its unconsolidated investees recognized under the equity method. ProLogis hedges the foreign currency exchange risk associated with approximately 50% to 75% of the forecasted net operating income from its foreign consolidated subsidiaries and unconsolidated investees through foreign currency put option contracts. The effect of the change in foreign currency exchange rates on translated income and expenses of ProLogis’ foreign consolidated subsidiaries and unconsolidated investees has a high degree of inverse correlation with the derivative instruments used to hedge it. Since ProLogis hedges approximately 50% to 75% of its projected net operating income from its foreign subsidiaries and investees, approximately 25% to 50% of the impact to the net earnings of its foreign subsidiaries and investees of an adverse movement in foreign exchange rates would not be offset by derivative instruments.

      The foreign currency put options are entered into on a quarterly basis such that ProLogis generally has twelve months of net operating income hedged (at 50% to 75% of forecasted net operating income) under the contracts. Assuming a 10% increase and a 10% decrease in foreign currency exchange rates for the sensitivity analysis, the estimated market risk exposure to future earnings for the foreign currency option contracts would be ($0.9) million and $0.2 million, respectively, for the year ended December 31, 2003. As the foreign currency put option contracts are paid in full at inception, the maximum charge to future earnings for the contracts themselves is limited to the prepaid premiums.

      ProLogis has also entered into a foreign currency forward contract related to ProLogis’ investment in Europe. The contract allows ProLogis to sell euro at a fixed exchange rate to the U.S. dollar with a maturity date of April 15, 2004. The contract was entered into in anticipation of a financing that is expected to occur in 2004. If the foreign currency forward contract were unwound prior to maturity, a sensitivity analysis that assumes a 10% increase in the euro results in estimated market risk exposure for the foreign currency forward contract of approximately $5.1 million to both future earnings and cash flows for the year ended December 31, 2003.

Fair Value of Financial Instruments

      The following estimates of the fair value of financial instruments have been determined by ProLogis using available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that ProLogis would realize upon disposition.

      At December 31, 2003 and 2002, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments. Similarly, the carrying values of the revolving lines of credit balances outstanding approximate their fair values as of those dates since the interest rates on the revolving lines of credit are based on current market rates. At December 31, 2003 and 2002, the fair values of ProLogis’ senior unsecured debt, secured debt (including mortgage notes and securitized debt) and assessment bonds have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair values of ProLogis’ senior unsecured debt, secured debt and assessment bonds from the carrying values in the table below are the result of differences in the interest rates available to ProLogis at December 31, 2003 and 2002 from the interest rates that were in effect when the debt was issued. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt exceed the benefit that would be derived from refinancing at the lower rates.

      At December 31, 2003 and 2002, the fair values of ProLogis’ derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers. As ProLogis marks its derivative financial instruments to market, their fair values are the same as their carrying values. The carry value of the foreign currency forward contract is included as other liabilities and the carrying values of the foreign currency put option contracts and the interest rate swap contracts are included as other assets in ProLogis’ Consolidated Balance Sheet.

      The following table reflects the carrying amounts and estimated fair values of ProLogis’ financial instruments as of the periods indicated (in thousands of U.S. dollars):

	December 31,

	2003		2002

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior unsecured debt	$1,776,789	$1,978,165	$1,630,094	$1,783,943

Secured debt and assessment bonds:
Mortgage notes and securitized debt	$506,659	$558,570	$547,324	$593,605
Assessment bonds	7,753	8,517	8,654	9,243

Total secured debt and assessment bonds	$514,412	$567,087	$555,978	$602,848

Derivative financial instruments:
Foreign currency put option contracts	$167	$167	$492	$492
Foreign currency forward contract	$(367)	$(367)	$—	$—
Interest rate swap contracts	$87	$87	$—	$—

ITEM 8. Financial Statements and Supplementary Data

      ProLogis’ Consolidated Balance Sheets as of December 31, 2003 and 2002, its Consolidated Statements of Earnings, Shareholders’ Equity and Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2003, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent auditors, and Arthur Andersen LLP, independent public accountants, are included under Item 15 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 13 of the Notes to Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

      Not applicable.

ITEM 9A. Controls and Procedures

      An evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective as of December 31, 2003 to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2003, there were no significant changes in ProLogis’ internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Trustees and Officers

      For information regarding ProLogis’ Trustees and officers, see “Item 1. Business — ProLogis Management — Trustees” and “Item 1. Business — ProLogis Management — Senior Officers.” The other information required by this item is incorporated herein by reference to the description under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement.

ITEM 11.	Executive Compensation

      The information required by this item is incorporated herein by reference to the description under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Trustee Compensation” and “Outside Trustee Plan” in the 2004 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the description under the caption “Information Relating to Trustees, Nominees and Executive Officers” in the 2004 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the description under the caption “Certain Relationships and Transactions” in the 2004 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated herein by reference to the description under the caption “Independent Auditors” in the 2004 Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 79 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the consolidated financial statements and the related notes or is not applicable.

3. Exhibits:

See Index to Exhibits on pages 175 to 179 of this report, which is incorporated herein by reference.

(b) Reports on Form 8-K: The following report on Form 8-K was filed during the last quarter of the period covered by this report:

	Item	Financial
Date	Reported	Statements

November 26, 2003	5, 7	No
December 2, 2003	5, 7	No
December 24, 2003	5, 7	No

(c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 175 to 179 of this report, which is incorporated herein by reference.

INDEPENDENT AUDITORS’ REPORT

The Board of Trustees and Shareholders

  ProLogis:

      We have audited the accompanying consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of ProLogis’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 financial statements and financial statement schedule were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated April 3, 2002.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the 2001 financial statements of ProLogis were audited by other auditors who have ceased operations. As described in Note 2, in 2003 ProLogis changed the method of accounting for issuance costs of preferred shares upon their redemption, and the amounts in the 2001 financial statements relating to the issuance costs of preferred shares upon their redemption have been restated to conform to the new method of accounting. We audited the adjustments described in Note 2 that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of ProLogis other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

KPMG LLP

San Diego, California

February 3, 2004

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

ARTHUR ANDERSEN LLP’S REPORT REFERS TO THE CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000 AND THE RELATED CONSOLIDATED STATEMENTS OF EARNINGS, SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, THAT ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

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

Arthur Andersen LLP

Chicago, Illinois

April 3, 2002

PROLOGIS

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,

	2003	2002

Real estate	$5,854,047	$5,395,527
Less accumulated depreciation	847,221	712,319

	5,006,826	4,683,208
Investments in and advances to unconsolidated investees	677,293	809,286
Cash and cash equivalents	331,503	110,809
Accounts and notes receivable	46,642	35,615
Other assets	306,938	272,462

Total assets	$6,369,202	$5,911,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$699,468	$545,906
Senior unsecured debt	1,776,789	1,630,094
Secured debt and assessment bonds	514,412	555,978
Accounts payable and accrued expenses	155,874	144,189
Construction costs payable	26,825	27,880
Other liabilities	97,389	90,524

Total liabilities	3,270,757	2,994,571

Minority interest	37,777	42,467
Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at December 31, 2003 and 2002.	100,000	100,000
Series D Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2003 and 10,000,000 shares issued and outstanding at December 31, 2002.	125,000	250,000
Series E Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at December 31, 2002.	—	50,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2003.	125,000	—
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2003.	125,000	—
Common Shares; $0.01 par value; 180,182,615 shares issued and outstanding at December 31, 2003 and 178,145,614 shares issued and outstanding at December 31, 2002.	1,802	1,781
Additional paid-in capital	3,075,695	3,021,686
Accumulated other comprehensive income	138,235	35,119
Distributions in excess of net earnings	(630,064)	(584,244)

Total shareholders’ equity	3,060,668	2,874,342

Total liabilities and shareholders’ equity	$6,369,202	$5,911,380

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share data)

	2003	2002	2001

Income:
Rental income, including expense recoveries from customers of $99,448 in 2003, $92,723 in 2002 and $95,813 in 2001	$546,064	$542,202	$562,527
Other real estate income	128,875	126,773	99,890
Income (loss) from certain unconsolidated investees	59,166	97,876	(16,149)

Total income	734,105	766,851	646,268

Expenses:
Rental expenses	136,840	125,316	124,513
General and administrative	65,907	53,893	50,274
Depreciation and amortization	164,969	153,075	143,465
Other	7,608	4,541	4,014

Total expenses	375,324	336,825	322,266

Operating income	358,781	430,026	324,002
Income (loss) from other unconsolidated investees	52	(1,495)	(33,495)
Interest expense	(155,475)	(152,958)	(163,629)
Interest and other income	1,883	2,368	6,165

Earnings before minority interest	205,241	277,941	133,043
Minority interest share in earnings	4,959	5,508	6,461

Earnings before certain net gains and net foreign currency exchange expenses/losses	200,282	272,433	126,582
Gains on dispositions of real estate, net	1,638	6,648	10,008
Gain on partial redemption of investment	74,716	—	—
Foreign currency exchange expenses/losses, net	(10,587)	(2,031)	(3,721)

Earnings before income taxes	266,049	277,050	132,869
Income tax expense:
Current	4,759	10,509	2,467
Deferred	10,615	17,660	2,258

Total income tax expense	15,374	28,169	4,725

Net earnings	250,675	248,881	128,144
Less preferred share dividends	30,485	32,715	37,309
Less excess of redemption values over carrying values of Preferred Shares redeemed	7,823	—	4,797

Net earnings attributable to Common Shares	$212,367	$216,166	$86,038

Weighted average Common Shares outstanding — Basic	179,245	177,813	172,755

Weighted average Common Shares outstanding — Diluted	187,222	184,869	175,197

Net earnings attributable to Common Shares per share — Basic	$1.18	$1.22	$0.50

Net earnings attributable to Common Shares per share — Diluted	$1.16	$1.20	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Common Shares — Number of shares at beginning of year	178,146	175,888	165,287
Issuance of Common Shares under Common Share plans	2,321	6,391	3,502
Repurchase of Common Shares	(388)	(4,405)	(778)
Conversion of limited partnership units	104	272	25
Conversion of Series B Convertible Preferred Shares	—	—	7,785
Issuance of Common Shares in acquisition of unconsolidated investee	—	—	67

Common Shares — Number of shares at end of year	180,183	178,146	175,888

Common Shares (par value) at beginning of year	$1,781.4	$1,758.9	$1,652.9
Issuance of Common Shares under Common Share plans	23.2	63.8	35.0
Repurchase of Common Shares	(3.8)	(44.0)	(7.8)
Conversion of limited partnership units	1.0	2.7	0.2
Conversion of Series B Convertible Preferred Shares	—	—	77.9
Issuance of Common Shares in acquisition of unconsolidated investee	—	—	0.7

Common Shares (par value) at end of year	$1,801.8	$1,781.4	$1,758.9

Preferred Shares at stated liquidation preference at beginning of year	$400,000	$400,000	$691,403
Conversion or redemption of Series B Convertible Preferred Shares	—	—	(156,403)
Redemption of Series A Preferred Shares	—	—	(135,000)
Redemption of Series E Preferred Shares	(50,000)	—	—
Redemption of Series D Preferred Shares	(125,000)	—	—
Issuance of Series F Preferred Shares	125,000	—	—
Issuance of Series G Preferred Shares	125,000	—	—

Preferred Shares at stated liquidation preference at end of year	$475,000	$400,000	$400,000

Additional paid-in capital at beginning of year	$3,021,686	$2,963,410	$2,740,136
Issuance of Common Shares under Common Share plans	44,042	144,502	70,850
Repurchase of Common Shares	(9,715)	(105,158)	(15,992)
Conversion of limited partnership units	355	1,491	216
Conversion of Series B Convertible Preferred Shares	—	—	151,742
Excess of redemption values over carrying values of Preferred Shares redeemed	7,823	—	4,797
Cost of issuing Series F Preferred Shares	(4,197)	—	—
Cost of issuing Series G Preferred Shares	(4,036)	—	—
Issuance of Common Shares in acquisition of unconsolidated investee	—	—	1,452
Sale of share-based compensation awards to unconsolidated investees	319	1,003	1,091
Cost of share-based compensation awards	19,418	16,438	9,118

Additional paid-in capital at end of year	$3,075,695	$3,021,686	$2,963,410

Employee share purchase notes at beginning of year	$—	$(14,810)	$(18,556)
Principal payments on employee share purchase notes	—	5,110	3,746
Notes retired through Common Share repurchases	—	9,700	—

Employee share purchase notes at end of year	$—	$—	$(14,810)

Accumulated other comprehensive income (loss) at beginning of year	$35,119	$(65,659)	$(33,768)
Foreign currency translation adjustments	101,157	111,044	(30,012)
Unrealized gains (losses) on derivative contracts, net	1,959	(10,266)	(1,879)

Accumulated other comprehensive income (loss) at end of year	$138,235	$35,119	$(65,659)

Distributions in excess of net earnings at beginning of year	$(584,244)	$(610,580)	$(453,497)
Net earnings	250,675	248,881	128,144
Preferred Share dividends	(30,485)	(32,715)	(37,309)
Excess of redemption values over carrying values of Preferred Shares redeemed	(7,823)	—	(4,797)
Common Share distributions paid	(258,187)	(189,830)	(180,681)
Common Share distributions accrued	—	—	(62,440)

Distributions in excess of net earnings at end of year	$(630,064)	$(584,244)	$(610,580)

Total shareholders’ equity at end of year	$3,060,668	$2,874,342	$2,674,120

Comprehensive income:
Net earnings	$250,675	$248,881	$128,144
Preferred Share dividends	(30,485)	(32,715)	(37,309)
Excess of redemption values over carrying values of Preferred Shares redeemed	(7,823)	—	(4,797)
Foreign currency translation adjustments	101,157	111,044	(30,012)
Unrealized gains (losses) on derivative contracts, net	1,959	(10,266)	(1,879)

Comprehensive income	$315,483	$316,944	$54,147

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Operating activities:
Net earnings	$250,675	$248,881	$128,144
Minority interest share in earnings	4,959	5,508	6,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	164,969	153,075	143,465
Gains on dispositions of real estate, net	(1,638)	(6,648)	(10,008)
Gain on partial redemption of investment	(74,716)	—	—
Straight-lined rents	(7,236)	(4,576)	(6,215)
Amortization of deferred loan costs	5,892	4,967	5,233
Cost of share-based compensation awards	15,453	12,369	7,194
Adjustments to income (loss) from unconsolidated investees	(14,455)	(65,042)	68,129
Adjustments to foreign currency exchange expenses/losses, net	13,083	14,690	(2,630)
Deferred income tax expense	10,615	17,660	2,258
(Increase) decrease in accounts and notes receivable and other assets	(64,382)	47,508	(29,661)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	23,576	(51,157)	30,902

Net cash provided by operating activities	326,795	377,235	343,272

Investing activities:
Real estate investments	(1,246,338)	(1,142,144)	(780,181)
Tenant improvements and lease commissions on previously leased space	(41,036)	(32,908)	(28,026)
Recurring capital expenditures	(22,789)	(30,600)	(28,102)
Proceeds from dispositions of real estate	835,172	968,895	855,993
Net cash received from unconsolidated investees	73,270	79,835	72,677
Proceeds from the reduction of investment in an unconsolidated investee	35,940	—	—
Proceeds from partial redemption of investment	210,302	—	—
Proceeds from repayments of notes receivable	—	2,250	11,591
Adjustments to cash balances resulting from reporting changes	—	18,527	—

Net cash provided by (used in) investing activities	(155,479)	(136,145)	103,952

Financing activities:
Net proceeds from sales of Common Shares and issuances of Common Shares under plans	44,065	144,566	70,885
Repurchases of Common Shares, net of costs	(9,715)	(95,502)	(16,000)
Net proceeds from sales of Preferred Shares	241,767	—	—
Redemptions of Preferred Shares	(175,000)	—	(139,583)
Distributions paid on Common Shares	(258,187)	(252,270)	(237,691)
Distributions paid to minority interest holders	(9,341)	(7,246)	(7,116)
Dividends paid on Preferred Shares	(31,214)	(32,715)	(37,309)
Debt issuance costs incurred	(10,426)	(3,165)	(1,815)
Proceeds from issuance of senior unsecured debt	300,000	—	—
Proceeds from issuance of secured debt	31,000	—	—
Principal payments on senior unsecured debt	(153,125)	(40,625)	(30,000)
Principal payments received on employee share purchase notes	—	5,110	3,746
Net proceeds from (payments on) lines of credit	153,562	138,588	(63,947)
Regularly scheduled principal payments on secured debt and assessment bonds	(8,787)	(10,308)	(7,906)
Principal payments on secured debt at maturity and prepayments	(62,844)	(2,473)	(7,544)
Purchases of derivative contracts	(2,377)	(2,389)	(2,931)
Proceeds from settlement of derivative contracts	—	159	106

Net cash provided by (used in) financing activities	49,378	(158,270)	(477,105)

Net increase (decrease) in cash and cash equivalents	220,694	82,820	(29,881)
Cash and cash equivalents, beginning of year	110,809	27,989	57,870

Cash and cash equivalents, end of year	$331,503	$110,809	$27,989

      See Note 11 for information on non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

1.	Description of Business:

      ProLogis (collectively with its consolidated subsidiaries and partnerships “ProLogis”) is a publicly held real estate investment trust (“REIT”) that owns (directly or through unconsolidated investees), operates and develops industrial distribution properties in North America (the United States and Mexico), Europe (11 countries) and Asia (Japan). In April 2003, ProLogis announced that it had established a representative office in China, but ProLogis owned no real estate assets in China at December 31, 2003. ProLogis’ business consists of two reportable business segments: property operations and the corporate distribution facilities services business (“CDFS business”). See Note 10.

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

      ProLogis began presenting its investment in ProLogis UK Holdings S.A., formerly Kingspark Holding S.A., (collectively with its subsidiaries “Kingspark S.A.”), a Luxembourg company that performs CDFS business activities in the United Kingdom, and its investment in Kingspark LLC, a holding company that held the voting ownership interests of Kingspark S.A., on a consolidated basis on July 1, 2002. ProLogis began presenting its investment in ProLogis Logistics Services Incorporated (“ProLogis Logistics”), which owns CS Integrated LLC (“CSI”), on a consolidated basis on October 24, 2002. CSI previously operated as a temperature-controlled distribution company in the United States. All of these investments were previously presented under the equity method. The changes in the reporting methods applicable to these entities occurred when ProLogis acquired (directly or indirectly) 100% of the ownership interests (voting and non-voting) of Kingspark S.A. and ProLogis Logistics. Generally accepted accounting principles in the United States of America (“GAAP”) do not require that previously reported financial information be restated when the reporting method is changed to consolidation from the equity method under these circumstances. ProLogis’ consolidated shareholders’ equity and its consolidated net earnings are the same under the two reporting methods. See Note 4.

      In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued. Interpretation No. 46 was revised in December 2003. The revised Interpretation No. 46 (“FIN 46R”) is applicable to ProLogis for the interim period that ends after March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires that ProLogis present the variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. ProLogis is continuing to assess the provisions of FIN 46R and the impact to ProLogis of its adoption. At this time, ProLogis expects that it will consolidate its investments in TCL Holding S.A., formerly Frigoscandia Holding S.A. (“TCL Holding”) and CSI/ Frigo LLC, a company that holds the voting ownership interest in TCL Holding, as of January 1, 2004. Through December 31, 2003, ProLogis has presented its investments in TCL Holding and CSI/ Frigo LLC under the equity method. ProLogis’ combined effective ownership in these entities was 99.75% at December 31, 2003. ProLogis expects that it will continue to present its investments in all of its other unconsolidated investees under the equity method after FIN 46R is adopted. See Note 4 for information on ProLogis’ investments in these entities and for summarized financial information of TCL Holding as of and for the year ended December 31, 2003.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Certain amounts included in ProLogis’ consolidated financial statements for prior years have been reclassified to conform to the 2003 financial statement presentation.

REIT Organization Status

      ProLogis was formed as a Maryland business trust in January 1993 and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, REITs are not generally required to pay federal income taxes if minimum distribution, income, asset and shareholder tests are met. For 2003, 2002 and 2001, ProLogis believes it was in compliance with the REIT requirements of the Code.

Long-Lived Assets

Real Estate Assets

      Real estate assets are carried at cost, which is not in excess of estimated fair value. Costs incurred that are directly associated with the successful acquisition or development of real estate assets are capitalized as part of the investment basis of the real estate assets. Such costs that are associated with unsuccessful acquisition efforts are expensed at the time the acquisition is abandoned. Costs incurred in renovating or rehabilitating real estate assets are capitalized as part of the investment basis of the real estate assets. Costs incurred in making certain other improvements to the real estate assets are also capitalized; however, costs incurred in making repairs to and for maintaining real estate assets are expensed as incurred. Costs associated with in-place leases applicable to properties acquired by ProLogis for long-term investment are estimated and recognized as other assets, rather than as part of the cost of the property acquired. Further, as applicable, an additional allocation of the acquisition cost is made based on whether the net present value of the acquired leases is favorable or unfavorable to relative market prices and the existence of customer relationships. The separate recognition of the acquisition costs associated with in-place leases has been required for properties acquired after June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

      General and administrative costs, primarily payroll and payroll related costs, incurred for pre-acquisition activities (including land acquisitions), development activities, renovation and rehabilitation activities and leasing activities that are incremental and identifiable to a specific activity are capitalized. During the land development and construction periods of qualifying projects, interest costs are capitalized as provided under SFAS No. 34, “Capitalization of Interest Cost.” Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are included as other assets in ProLogis’ Consolidated Balance Sheets.

      The depreciable portions of ProLogis’ real estate assets are depreciated on a straight-line basis over their respective estimated useful lives. These useful lives are generally seven years for capital improvements, 10 years for tenant improvements, 30 years for acquired properties and 40 years for properties developed by ProLogis. Capitalized leasing costs are amortized over the respective lease term. ProLogis’ average lease term for all leases in effect at December 31, 2003 was between four and five years. ProLogis develops properties in its CDFS business segment with the intent to contribute the properties to property funds in which ProLogis maintains an ownership interest and acts as manager, or to sell the properties to third parties. ProLogis may acquire properties in its CDFS business segment that it intends to rehabilitate and/or reposition prior to contributing the properties to a property fund. ProLogis does not depreciate properties during the period from

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the completion of the development, rehabilitation or repositioning activities through the date the properties are contributed or sold. See Note 10.

      ProLogis acquired certain real estate assets through the formation of partnerships wherein ProLogis, the general partner, contributed cash and the limited partners contributed real estate assets in exchange for partnership units that are exchangeable for ProLogis’ common shares of beneficial interest (“Common Shares”). In consolidating the partnerships’ assets, the investment basis of the real estate assets includes the estimated fair value attributable to the limited partners’ interests as of the acquisition dates. See Note 6.

Investments in Unconsolidated Investees

      ProLogis’ investments in certain entities are presented under the equity method rather than on a consolidated basis. The equity method is used when the form of ProLogis’ investment does not result in ProLogis having control of the investee. As defined under GAAP, control is generally present when an entity owns a majority voting interest in its investee. Under the equity method, these investments (including advances to the investee) are recognized in the balance sheet at ProLogis’ cost with adjustments to reflect ProLogis’ proportionate share of the net earnings or losses of each of the investees, distributions received and repayments of amounts advanced, if any. Certain other basis adjustments are recognized, as appropriate. ProLogis’ proportionate shares of the net earnings or losses of its investees that the own and operate real estate assets are recognized as a component of income. See Note 4.

Goodwill

      Previous business combinations have resulted in the recognition of goodwill, the excess of the acquisition price over the fair value of acquired net assets, in each of ProLogis’ two reportable business segments and also with respect to ProLogis’ temperature-controlled distribution investees. A business combination completed in 1999 resulted in the recognition of goodwill directly by ProLogis in its property operations segment in the United States. ProLogis’ acquisition of interests in its temperature-controlled distribution investees and in Kingspark S.A. and Kingspark LLC, which operate in the CDFS business segment, resulted in the recognition of goodwill either directly by ProLogis (included as part of its investment basis) or by the investee, depending on the manner in which the acquisition was structured.

      On January 1, 2002, ProLogis adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill is not subject to amortization over its estimated useful life but should be subject to at least an annual assessment for impairment by applying a fair-value-based test. Accordingly, as of January 1, 2002, ProLogis ceased recognizing amortization of recorded goodwill balances. The transitional rules related to the adoption of SFAS No. 142 required ProLogis and its unconsolidated investees to complete an initial assessment of its goodwill balances recorded as of the date of adoption, January 1, 2002. No impairment adjustments to the goodwill balances were required as a result of the initial assessments. Had

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142 been applicable for 2001, ProLogis’ net earnings attributable to Common Shares would have changed as illustrated below (in thousands of U.S. dollars):

Year Ended
December 31, 2001

Reported net earnings attributable to Common Shares	$86,038
Goodwill amortization(1)	10,116

Adjusted net earnings attributable to Common Shares	$96,154

Reported net earnings attributable to Common Shares per share — Basic	$0.50
Goodwill amortization(1)	0.05

Adjusted net earnings attributable to Common Shares per share — Basic	$0.55

Reported net earnings attributable to Common Shares per share — Diluted	$0.49
Goodwill amortization(1)	0.05

Adjusted net earnings attributable to Common Shares per share — Diluted	$0.54

(1)	In addition to goodwill amortization recognized directly by ProLogis, includes ProLogis’ proportionate share of the total goodwill amortization of its unconsolidated investees that ProLogis recognized under the equity method.

Impairment of Long-Lived Assets

      ProLogis and its unconsolidated investees assess the carrying values of their respective long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. These assessments are conducted in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 142 requires that goodwill be assessed for impairment at least annually after the initial assessment that was performed when SFAS No. 142 was adopted. To comply with the annual assessment requirements in SFAS No. 142, ProLogis and its unconsolidated investees performed an assessment of the goodwill balance recorded in the CDFS business segment at June 30, 2003, of the goodwill balances in the property operations segment at December 31, 2003 and of the goodwill balances related to its temperature-controlled distribution investees at September 30, 2003 and December 31, 2003.

      In management’s opinion, long-lived assets, including goodwill, of ProLogis and its unconsolidated investees are not carried at amounts in excess of their fair values. ProLogis has not recognized impairment adjustments directly; however, ProLogis’ proportionate share of the total impairment adjustments of its unconsolidated investees recognized under the equity method was $38.3 million in 2003, $42.9 million in 2002 and $131.2 million in 2001. See Note 4.

Assets to be Disposed Of and Discontinued Operations

      Long-lived assets to be disposed of, if any, are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as held for sale. Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of the component of the entity that has been classified as discontinued operations are reported as discontinued operations in the entity’s statement of earnings.

      Properties disposed of to third parties are considered to be discontinued operations unless such properties were developed under a pre-sale agreement. However, properties contributed to property funds in which ProLogis maintains an ownership interest and acts as manager are not considered to be discontinued operations due to ProLogis’ continuing involvement with the properties. Discontinued operations recognized directly by ProLogis’ unconsolidated investees, if any, are not required to be reflected separately from ProLogis’ investment balance or separately from the net earnings or losses of those entities that ProLogis recognizes under the equity method. ProLogis directly disposed of 15 and 13 properties to third parties that were not developed under a pre-sale agreement during 2003 and 2002, respectively (the period in which SFAS No. 144 has been in effect). The effect of reclassifying the results of operations of these properties to discontinued operations would not have a material effect on ProLogis’ Consolidated Statements of Earnings. Accordingly, such reclassification has not been made.

      During the period prior to the contribution or sale but after the completion of CDFS business activities (development, rehabilitation or repositioning), ProLogis includes CDFS business properties in its operating portfolio and as a part of the property operations segment. These assets do not meet the criteria to be classified as held for sale or as discontinued operations. Certain assets owned by ProLogis’ temperature-controlled distribution investee were classified as held for sale by that entity at December 31, 2003. See Notes 4 and 10.

Cash and Cash Equivalents

      ProLogis considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

      ProLogis’ cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. ProLogis invests its cash with high-credit quality institutions that are federally or governmentally insured, as applicable. Cash balances with any one institution may be in excess of insured limits or may be invested in money market accounts that are not insured. ProLogis has not realized any losses in such cash investments or accounts and believes that it is not exposed to any significant credit risk.

Minority Interest

      ProLogis has a controlling interest in five partnerships that own real estate (the “Partnerships”) and are consolidated in ProLogis’ financial statements. Generally, the formation of the Partnerships resulted in a step-up to fair value of the real estate assets contributed to the Partnerships by the limited partners as of the dates of formation. Therefore, the minority interest in the Partnerships that is reported in ProLogis’ Consolidated Balance Sheets is stated at each limited partner’s respective share of the fair value of the real estate as of the dates of formation, as adjusted for subsequent contributions, distributions and the limited partners’ proportionate share of the net earnings or losses of the Partnerships. Common Shares issued upon exchange of a limited partner’s interest are accounted for at the carrying value of the minority interest surrendered. ProLogis acquired its interest in Meridian Realty Partners Limited Partnership as part of its merger with Meridian Industrial Trust, Inc. in 1999. Under purchase accounting, the assets and liabilities of the entity and the associated minority interest liability were all recognized at their fair value on the merger date. See Note 6.

Common Share Repurchases

      ProLogis recognizes the gross cost of the Common Shares it reacquires in a contra equity account in shareholders’ equity, or treasury stock account. The equity accounts that were credited for the original issuance remain intact. Maryland law provides that shares reacquired must be classified as retired shares that

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cannot be reissued. Accordingly, ProLogis does not separately reflect a treasury stock account in shareholders’ equity. Rather, the contra equity account is included in the additional paid-in capital balance.

Preferred Share Redemptions

      ProLogis recognizes the excess of the redemption value of cumulative redeemable preferred shares of beneficial interest (“Preferred Shares”) redeemed over their carrying value as a charge to earnings in accordance with Financial Accounting Standards Board (“FASB”) — Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” In July 2003, the Securities and Exchange Commission (“SEC”) staff issued a clarification of the SEC’s position on the application of FASB-EITF Topic D-42. The SEC staff’s position, as clarified, is that in applying Topic D-42, the carrying value of preferred shares that are redeemed should be reduced by the amount of original issuance costs, regardless of where in shareholders’ equity those costs are reflected.

      In 2001, ProLogis redeemed its outstanding Series A Preferred Shares and its remaining outstanding Series B cumulative convertible redeemable preferred shares of beneficial interest (“Series B Convertible Preferred Shares”). In applying FASB-EITF Topic D-42 in 2001, ProLogis did not include the original issuance costs associated with the Series A Preferred Shares or the Series B Convertible Preferred Shares redeemed as part of their carrying values because ProLogis had recorded the associated issuance costs as reductions to additional paid-in capital and not as reductions to the carrying values of the Preferred Shares. In accordance with the July 2003 clarification of the SEC staff’s position on applying FASB-EITF Topic D-42, ProLogis has restated its net earnings attributable to Common Shares for the year ended December 31, 2001 to reflect a charge for the excess of the redemption values over the carrying values of the Series A Preferred Shares and the Series B Convertible Preferred Shares that were redeemed in 2001. This restatement results in the recognition of a charge in 2001 of $4.8 million and reduces ProLogis’ reported net earnings attributable to Common Shares by $4.8 million and its net earnings attributable to Common Shares per share by $0.03 per diluted share for the year ended December 31, 2001. Further, the additional paid-in capital and distributions in excess of net earnings balances at December 31, 2002 that are presented in the accompanying Consolidated Balance Sheet as of that date have been restated to reflect this charge from 2001. See Note 7.

Costs of Raising Capital

      Costs incurred in connection with the issuance of both Common Shares and Preferred Shares are deducted from the additional paid-in capital account in shareholders’ equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets, and amortized over the term of the related debt or the renewal term, as applicable.

Financial Instruments

      SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at their fair value, either as an asset or liability, with an offset to accumulated other comprehensive income, when the derivative instrument qualifies for hedge accounting treatment under SFAS No. 133, or to results of operations.

      In the normal course of business, ProLogis uses certain types of derivative financial instruments for the purpose of foreign currency exchange rate and interest rate risk management. To qualify for hedge accounting, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable. Instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract. Those risk

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management instruments not meeting these criteria are accounted for at fair value with changes in fair value recognized immediately as a component of results of operations.

      In assessing the fair values of its financial instruments, both derivative and non-derivative, ProLogis uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, ProLogis uses quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

      ProLogis’ financial instruments, including derivative instruments, are further discussed in Note 15.

Foreign Operations

      The U.S. dollar is the functional currency for ProLogis’ consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico and for certain of ProLogis’ consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for ProLogis’ consolidated subsidiaries and unconsolidated investees operating outside North America is the local currency of the country in which the entity is located (euro for members of the European Union that have adopted the euro, krona for Sweden, pound sterling for the United Kingdom, forint for Hungary, koruna for Czech Republic, zloty for Poland and yen for Japan).

      ProLogis’ consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars prior to the consolidation of those financial statements into ProLogis’ financial statements. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. ProLogis translates its share of the net earnings or losses of its unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period.

      ProLogis and its consolidated subsidiaries and unconsolidated investees may have transactions, including investments and advances, denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are generally included in ProLogis’ results of operations. Investment balances and certain intercompany advances are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany advances that are deemed to be a permanent source of capital to the subsidiary or investee. Upon the partial or complete sale of the foreign investment or upon complete or substantially complete liquidation of the foreign investment, the gain or loss on the sale or redemption transaction will include the cumulative translation adjustments reported in other comprehensive income attributable to that investment or intercompany advance that become realized as a result of the transaction (i.e., when the funds are repatriated to the United States). See Note 4.

      Gains or losses are also recorded in the income statement when other transactions with a third party, denominated in a currency other than the entity’s functional currency, are settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transactions were initiated.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net foreign currency exchange expense/losses recognized in ProLogis’ results of operations were as follows for the years indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Gains (losses) from remeasurement of third party and certain intercompany debt, net(1)	$(10,391)	$(10,267)	$3,657
Gains (losses) from the settlement of third party and certain intercompany debt, net(1)	2,421	12,421	(6,166)
Transaction gains (losses), net	75	238	(185)
Derivative financial instruments – put option contracts(2):
Expense associated with contracts expiring during the period	(2,897)	(3,171)	(2,255)
Mark-to-market gains (losses) on outstanding contracts, net	205	(1,411)	1,122
Gains realized at expiration of contracts, net	—	159	106

Total(3)	$(10,587)	$(2,031)	$(3,721)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss in the period that the settlement occurs.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and is marked-to-market by ProLogis as of the end of each subsequent reporting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain. See Note 15.

(3)	The foreign currency exchange gain that was realized as a result of the repatriation to the United States of the cash redemption proceeds that ProLogis received as a result of the partial redemption of its investment in ProLogis European Properties Fund is presented as a part of the total gain on the redemption transaction in ProLogis’ Consolidated Statement of Earnings in accordance with SFAS No. 52 “Foreign Currency Translation.” See Note 4.

Revenue Recognition

      ProLogis leases its operating properties to customers under agreements that are classified as operating leases and recognizes the total minimum lease payments provided for under the leases on a straight-line basis over the lease term in accordance with SFAS No. 13, “Accounting for Leases.” A provision for possible loss is made if the collection of a receivable balance is considered to be doubtful.

      Under the terms of the respective leases, some or all of ProLogis’ rental expenses are recovered from its customers. Previously, ProLogis included the amounts recovered from customers as a reduction to rental expenses in its Consolidated Statement of Earnings. During 2003, ProLogis changed its presentation to reflect amounts recovered from customers as a component of rental income. This reclassification has been made for all periods presented.

      Gains or losses on the dispositions of real estate assets are recorded when the recognition criteria set forth under SFAS No. 66, “Accounting for Sales of Real Estate” have been met, generally at the time title is

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferred and ProLogis has no future involvement as a direct owner of the real estate asset sold. Gains and losses resulting from the contributions and sales of properties that were developed or acquired in the CDFS business segment are recognized as other real estate income in ProLogis’ Consolidated Statements of Earnings. See Note 10.

      When ProLogis contributes a property to an entity in which it has an ownership interest, ProLogis does not recognize a portion of the gain resulting from the contribution. The amount not recognized is based on ProLogis’ ownership interest in the entity acquiring the property. Further, under certain circumstances, ProLogis will defer a portion of the gain resulting from a property disposition to the extent that the proceeds include non-monetary consideration. ProLogis adjusts its proportionate share of the net earnings or losses that it recognizes under the equity method from these entities in later periods to reflect the investee’s depreciation expense as if it were computed based on ProLogis’ lower basis in the real estate assets that were acquired from ProLogis. If a loss is recognized when a property is contributed to a property fund, none of the loss is deferred. When a property that ProLogis originally contributed to a property fund is sold to a third party, ProLogis recognizes as income the amount of the gain that it had previously deferred during the period that the third party sale occurs. Further, during periods when ProLogis’ ownership interest in a property fund decreases, ProLogis will recognize a portion of the gains that were previously deferred to coincide with its new ownership interest in the property fund.

Rental Expenses

      Rental expenses primarily include the cost of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes.

Income Taxes

      ProLogis is a REIT for federal income tax purposes and is not generally required to pay federal income taxes if it meets the REIT requirements of the Code. Also, ProLogis’ subsidiaries that meet the requirements of the Code to be qualified REIT subsidiaries are not generally required to pay federal income taxes. However, ProLogis must recognize income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” for its subsidiaries that are not qualified REIT subsidiaries and ProLogis is taxed in certain states in which it operates. Also, the foreign countries where ProLogis has operations do not necessarily recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes, as necessary.

      SFAS No. 109 requires that interperiod income tax allocation be based on the asset and liability method. Accordingly, ProLogis has recognized the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods. At December 31, 2003 and 2002, ProLogis recognized a net deferred income tax liability of $10.0 million and a net deferred income tax asset of $0.9 million, respectively. The deferred income tax liability recognized at December 31, 2003 includes $3.6 million that has been recognized pursuant to an indemnification agreement with ProLogis European Properties Fund. See Note 4.

Share-Based Compensation

      ProLogis recognizes the costs of its share-based compensation plans under the provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” that allows ProLogis to continue to account for these plans using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, if the exercise price of the share options granted equals or exceeds the market price of the underlying share on the date of grant, no compensation expense is recognized. SFAS No. 123 requires that the fair value of the share options granted be recognized as compensation expense, regardless of the relationship of the exercise price to the market price. ProLogis grants share options to employees and members of its Board of Trustees (the “Board”) that have an exercise price

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that is equal to the average of the high and low market prices on the day the options are granted. Therefore, no compensation expense is recognized. ProLogis does recognize compensation expense if the terms of the share options or other instruments awarded are changed in such a manner that the variable accounting rules as provided in APB No. 25 become applicable.

      Had compensation expense been recognized by ProLogis for the years ended December 31, 2003, 2002 and 2001 using an option valuation model as provided in SFAS No. 123, ProLogis’ net earnings attributable to Common Shares and net earnings attributable to Common Shares per share for these years would have changed as follows (in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net earnings attributable to Common Shares:
As reported	$212,367	$216,166	$86,038
Pro forma	208,218	210,385	82,011
Net earnings attributable to Common Shares per share:
As reported — Basic	$1.18	$1.22	$0.50
As reported — Diluted	1.16	1.20	0.49
Pro forma — Basic	1.16	1.18	0.47
Pro forma — Diluted	1.14	1.17	0.47

      Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation expense presented above may not be representative of compensation cost to be expected in future years.

      The pro forma amounts above were calculated using the Black-Scholes model to value the option grants and the following assumptions:

	Years Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.53%	3.04%	4.65%
Forecasted dividend yield	4.18%	5.68%	6.19%
Volatility	20.14%	20.55%	21.07%
Weighted average option life	6.25 years	6.25 years	6.25 years

      On January 1, 2003, ProLogis adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” Because ProLogis does not account for share-based compensation under the fair value method provided in SFAS No. 123, the adoption of SFAS No. 148 did not have any effect on ProLogis’ financial position, results of operations or cash flows.

Other New Accounting Standards Applicable to the 2003 Financial Statements

      ProLogis adopted the following new accounting standards in 2003. Adoption of these standards did not have a material impact on ProLogis’ financial position, results of operations or cash flows:

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was adopted by ProLogis as of January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item and contains provisions that impact certain sale-leaseback transactions.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was adopted by ProLogis as of January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred.

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for how the issuer of financial instruments classifies and measures instruments that contain characteristics of both liabilities and equity. SFAS No. 150 requires certain freestanding financial instruments that embody obligations to be classified as liabilities. Further, certain mandatorily redeemable financial instruments are required to be measured at their fair value with subsequent changes in fair value recognized in net earnings. ProLogis adopted SFAS No. 150 as of July 1, 2003.

      In November 2002, ProLogis adopted Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others as an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of Interpretation No. 34.” Interpretation No. 45 elaborates on the previous disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides that an entity that issues a guarantee must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. The initial recognition and measurement provisions of Interpretation No. 45 were applicable to guarantees issued or modified after December 31, 2002. The application of Interpretation No. 45 did not have a material effect on ProLogis’ financial position, results of operations or cash flows.

3.     Real Estate:

Real Estate Assets

      Real estate assets directly owned by ProLogis consist of income producing industrial distribution properties, industrial distribution properties under development and land held for future development of industrial distribution properties. ProLogis’ real estate assets, presented at cost, include the following as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2003	2002

Operating properties(1):
Improved land	$815,606	$735,953
Buildings and improvements	4,053,189	3,831,921

	4,868,795	4,567,874

Properties under development (including cost of land)(2)(3)	404,581	377,384
Land held for development(4)	511,163	386,820
Other investments(5)	69,508	63,449

Total real estate assets	5,854,047	5,395,527
Less accumulated depreciation	847,221	712,319

Net real estate assets	$5,006,826	$4,683,208

(1)	At December 31, 2003 and 2002, ProLogis had 1,252 and 1,230 operating properties, respectively, consisting of 133,141,000 and 127,956,000 square feet, respectively.

(2)	Properties under development consist of 27 buildings aggregating 9,823,000 square feet at December 31, 2003 and 37 buildings aggregating 9,648,000 square feet at December 31, 2002.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	In addition to the construction costs payable balance of $26.8 million at December 31, 2003, ProLogis had aggregate unfunded commitments on its contracts for properties under development of $273.9 million at December 31, 2003.

(4)	Land held for future development consisted of 2,706 acres at December 31, 2003 and 2,466 acres at December 31, 2002.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties (there were no amounts on deposit with third parties at December 31, 2003 and $6.9 million was on deposit with third parties at December 31, 2002); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase related to future development projects.

      ProLogis’ directly owned real estate assets are located in North America (the United States and Mexico), ten countries in Europe and in Japan. No individual market in any country, as defined by ProLogis and presented in Item 2 of its 2003 Annual Report on Form 10-K, represents more than 10% of ProLogis’ total real estate assets, before depreciation.

Operating Lease Agreements

      ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At December 31, 2003, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties during each of the years in the five-year period ending December 31, 2008 and thereafter are as follows (in thousands of U.S. dollars):

2004	$399,196
2005	317,142
2006	230,211
2007	164,178
2008	114,538
2009 and thereafter	185,170

$1,410,435

      For ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.21% and 15.2%, respectively, of ProLogis’ annualized collected base rents at December 31, 2003.

4.	Unconsolidated Investees:

Summary of Investments and Income

      Since 1997, ProLogis has invested in various entities in which its ownership interest is less than 100% and in which it does not have control as defined under GAAP. Accordingly, these investments are presented under the equity method in ProLogis’ Consolidated Financial Statements. Certain of these investments were originally structured such that ProLogis’ ownership interest would allow ProLogis to continue to comply with the requirements of the Code to qualify as a REIT. However, with respect to ProLogis’ investments in property funds, having an ownership interest of 50% or less is part of ProLogis’ business strategy. This business strategy allows ProLogis to realize, for financial reporting purposes, a portion of the profits from its development activities, raise private equity capital or issue private debt instruments, generate fee income, provide liquidity to fund its future development activities, all the while allowing ProLogis to maintain a long-term ownership interest in its developed properties.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis’ investments in entities that were accounted for under the equity method are summarized by type of investee as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2003	2002

Property funds	$548,243	$581,334
CDFS business investees	12,734	45,183
Temperature-controlled distribution investee	113,830	178,459
Other investees	2,486	4,310

Totals	$677,293	$809,286

      ProLogis recognizes income or losses from its investments in its unconsolidated investees consisting of its proportionate share of the net earnings or losses of these investees recognized under the equity method, interest income on advances made to these investees, if any, and fees earned from these investees, if any. The amounts recognized by ProLogis from its investments in unconsolidated investees are summarized as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Property funds	$71,449	$60,722	$39,480
CDFS business investees	730	30,082	55,839
Temperature-controlled distribution investees	(13,013)	7,072	(111,468)

Totals	$59,166	$97,876	$(16,149)

Other investees(1)	$52	$(1,495)	$(33,495)

(1)	Amounts recognized by ProLogis from its investments in entities that do not own and operate real estate assets are presented below operating income in ProLogis’ Consolidated Statements of Earnings.

Property Funds

      Since 1999, ProLogis has formed eight property funds. ProLogis’ ownership interests in these property funds range from 14% to 50%. The property funds own operating properties that have generally been contributed to the property funds by ProLogis. In most cases, ProLogis receives ownership interests in the property funds as part of the proceeds received from these contributions. ProLogis recognizes its proportionate share of the net earnings or losses of each property fund under the equity method. ProLogis earns fees for acting as the manager of each of the property funds and may earn additional fees by providing other services to certain of the property funds including, but not limited to, development and leasing activities performed on their behalf.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis’ investments in the eight property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2003	2002

ProLogis California(1)	$117,529	$118,790
ProLogis North American Properties Fund I(2)	38,342	46,175
ProLogis North American Properties Fund II(3)	5,853	7,070
ProLogis North American Properties Fund III(4)	5,506	5,666
ProLogis North American Properties Fund IV(5)	3,425	3,730
ProLogis North American Properties Fund V(6)	56,965	34,287
ProLogis European Properties Fund(7)	267,757	362,220
ProLogis Japan Properties Fund(8)	52,866	3,396

Totals	$548,243	$581,334

      ProLogis’ investments in the property funds at December 31, 2003 consisted of the following components (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Fund(7)	Fund(8)

Equity interest	$188.6	$54.3	$14.4	$12.1	$8.4	$59.7	$289.1	$19.0
Distributions	(87.1)	(18.8)	(5.1)	(3.4)	(2.7)	(9.7)	(46.8)	—
ProLogis’ share of the net earnings of the property fund, excluding fees earned by ProLogis	42.7	8.7	2.1	1.2	1.3	6.0	16.6	1.4

Subtotals	144.2	44.2	11.4	9.9	7.0	56.0	258.9	20.4
Adjustments to carrying value(9)	(28.8)	(8.5)	(6.9)	(5.7)	(4.4)	(16.4)	(65.5)	(8.5)
Other, net(10)	1.9	2.5	1.2	0.9	0.7	4.7	69.8	4.0

Subtotals	117.3	38.2	5.7	5.1	3.3	44.3	263.2	15.9
Other receivables	0.2	0.1	0.2	0.4	0.1	12.7	4.6	37.0

Totals	$117.5	$38.3	$5.9	$5.5	$3.4	$57.0	$267.8	$52.9

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis’ proportionate share of the net earnings or losses of each of the property funds recognized under the equity method, interest income on advances to the property funds, if any, and fees earned for services provided to the property funds were as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

ProLogis California(1)	$14,229	$14,379	$13,147
ProLogis North American Properties Fund I(2)	5,177	5,997	4,648
ProLogis North American Properties Fund II(3)	2,381	3,645	2,328
ProLogis North American Properties Fund III(4)	2,827	2,779	1,178
ProLogis North American Properties Fund IV(5)	1,924	1,977	598
ProLogis North American Properties Fund V(6)	12,500	7,544	—
ProLogis European Properties Fund(7)(11)	30,190	24,162	17,581
ProLogis Japan Properties Fund(8)	2,221	239	—

Total	$71,449	$60,722	$39,480

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

•	Members are ProLogis and New York State Common Retirement Fund;

•	Owned 79 properties aggregating 13.0 million square feet at December 31, 2003;

•	All but one of the properties owned were contributed by ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles/ Orange County market;

•	ProLogis California has the right of first offer with respect to properties that ProLogis develops, excluding properties developed under build to suit lease agreements, in certain counties included in ProLogis’ Los Angeles/ Orange County market;

•	ProLogis’ ownership interest has been 50% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $3.3 million, $3.1 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  (2) ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 30, 2000;

•	Members are ProLogis and State Teachers’ Retirement Board of Ohio;

•	Owned 36 properties aggregating 9.4 million square feet at December 31, 2003;

•	All properties were contributed by ProLogis;

•	Properties are located in 16 markets in the United States;

•	ProLogis’ ownership interest has been 41.3% since January 15, 2001 and was 20% from inception of the property fund to that date; and

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Property management, asset management, leasing and other fees recognized by ProLogis were $2.2 million, $2.7 million and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  (3) ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Partners are ProLogis and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”). First Islamic Bank obtained its initial ownership interest on March 27, 2001 from Principal Financial Group, the original partner;

•	Owned 27 properties aggregating 4.5 million square feet at December 31, 2003 (this property fund owned only three properties aggregating 0.4 million square feet prior to March 27, 2001);

•	All properties were contributed by ProLogis;

•	Properties are located in 13 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $1.9 million, $2.1 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  (4) ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 34 properties aggregating 4.4 million square feet at December 31, 2003;

•	All properties were acquired from ProLogis;

•	Properties are located in 15 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $2.1 million, $2.0 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  (5) ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 17 properties aggregating 3.5 million square feet at December 31, 2003;

•	All properties were acquired from ProLogis;

•	Properties are located in ten markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $1.4 million, $1.2 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (6) ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests (direct and indirect) of the ProLogis-Macquarie Fund at December 31, 2003 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia, and a company that was formed to act as manager of the ProLogis-Macquarie Fund. ProLogis and a United States subsidiary of Macquarie Bank Limited (“Macquarie Bank”) each have a 50% ownership interest in the manager of the ProLogis-Macquarie Fund;

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 83.1% at December 31, 2003 through its 93.4% weighted ownership interest in two entities that collectively owned 88.9% of the ProLogis-Macquarie Fund. MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 79.7% at December 31, 2002 through its 90.5% weighted ownership interest in two entities that collectively owned 88.1% of the ProLogis-Macquarie Fund;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.0% at December 31, 2003 based on its 11.1% direct ownership interest in the ProLogis-Macquarie Fund and its 50% ownership interest in the management company that had a 6.6% ownership interest in two entities that collectively owned 88.9% of the ProLogis-Macquarie Fund. ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 16.1% at December 31, 2002 based on its 11.9% direct ownership interest in the ProLogis-Macquarie Fund and its 50% ownership interest in the management company that had a 9.5% ownership interest in two entities that collectively owned 88.1% of the ProLogis-Macquarie Fund;

•	Macquarie Bank’s effective ownership interest at December 31, 2003 was 2.9% based on its 50% ownership interest in the management company that had a 6.6% ownership interest in two entities that collectively owned 88.9% of the ProLogis-Macquarie Fund. Macquarie Bank’s effective ownership interest at December 31, 2002 was 4.2% based on its 50% ownership interest in the management company that had a 9.5% ownership interest in two entities that collectively owned 88.1% of the ProLogis-Macquarie Fund;

•	ProLogis refers to the combined entities in which it has direct or indirect ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interests in this property fund has ranged from 14.0% to 16.9% since the property fund’s inception in March 2002.

•	Owned 90 properties aggregating 20.7 million square feet at December 31, 2003 (including 33 properties aggregating 8.7 million square feet that were contributed by ProLogis during 2003);

•	All properties were acquired from ProLogis;

•	Properties are located in 24 markets in the United States and three markets in Mexico;

•	ProLogis was committed to offer to contribute all of the properties that it developed and stabilized during 2003 in North America (excluding properties that are covered under the agreement with ProLogis California) to ProLogis North American Properties Fund V. This commitment expired on December 31, 2003. While ProLogis is no longer committed to contribute, and ProLogis North American Properties Fund V is no longer obligated to acquire, properties from ProLogis, ProLogis did contribute two properties to ProLogis North American Properties Fund V in January 2004. ProLogis expects that it will periodically offer to contribute properties to ProLogis North American Properties Fund V in 2004. ProLogis cannot predict the extent to which ProLogis North American Properties Fund V will continue to acquire properties from ProLogis during 2004.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Property management, leasing and other fees recognized by ProLogis were $8.5 million and $6.8 million for the years ended December 31, 2003 and 2002, respectively. Fees and other income recognized for the year ended December 31, 2003 consisted of $4.6 million of property management and asset management fees, $1.3 million of long-term debt placement fees, and $2.6 million of acquisition and other fees. Fees and other income recognized for the year ended December 31, 2002 consisted of $1.6 million of property management and asset management fees, $0.7 million in long-term debt placement fees, $2.0 million of other fees and a one-time fee of $2.5 million related to the formation of ProLogis North American Properties Fund V.

  (7) ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 21 third party institutional investors own units in the property fund. The original subscription agreements under which third parties invested 1.06 billion euro (the currency equivalent of approximately $1.31 billion at December 31, 2003) expired on September 15, 2002 with all commitments having been funded. In August 2003, ProLogis European Properties Fund obtained additional equity commitments from 11 institutional investors (including five new investors) aggregating 636.6 million euro (the currency equivalent of approximately $785.5 million at December 31, 2003) of which 559.8 million euro (the currency equivalent of approximately $690.7 million at December 31, 2003) was unfunded at December 31, 2003. The subscription agreements expire on August 29, 2006;

•	At December 31, 2003, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $167.0 million as of December 31, 2003) through September 15, 2009.

•	In December 2003, ProLogis European Properties Fund disposed of 13 operating properties aggregating 2.1 million square feet in the United Kingdom to a third party. All of these properties were originally contributed to ProLogis European Properties Fund by ProLogis. ProLogis European Properties Fund recognized a net gain from the dispositions of these properties of $7.7 million (net of foreign currency exchange losses of $7.1 million). Proceeds from these dispositions were used to redeem certain ownership interests at the option of the unit holders. A total of 24.9 million, or 11.7%, of the outstanding units were redeemed. ProLogis redeemed 17.0 million units and recognized a gain on the partial redemption of its investment in ProLogis European Properties Fund of $74.7 million, including a foreign currency exchange gain of $47.9 million that was recognized as a result of the repatriation of the cash redemption proceeds to the United States.

•	Owned 197 properties aggregating 40.1 million square feet at December 31, 2003; (including 17 properties aggregating 4.0 million square feet that were contributed by ProLogis in 2003 and seven properties aggregating 2.5 million square feet that were acquired from third parties in 2003).

•	Properties have been contributed by ProLogis (152 properties, 29.5 million square feet) and acquired from third parties (45 properties, 10.6 million square feet);

•	Properties are located in 25 markets in 11 countries in Europe;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in specified markets in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain criteria, including leasing criteria;

•	ProLogis’ ownership interest was 21.9%, 29.6% and 35.4% at December 31, 2003, 2002 and 2001, respectively; and

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Property management, asset management and other fees recognized by ProLogis were $23.8 million, $16.5 million and $9.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  (8) PLD/ RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”);

•	The total capital commitment by the real estate investment subsidiary of GIC to the property fund is $300.0 million, of which $224.2 million is unfunded at December 31, 2003;

•	Owned five properties aggregating 1.6 million square feet at December 31, 2003;

•	Four of the five properties owned by the property fund were contributed by ProLogis;

•	All properties are located in Tokyo;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan through June 2006 to ProLogis Japan Properties Fund, subject to the property meeting certain criteria, including leasing criteria;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management and asset management fees recognized by ProLogis were $0.8 million and $0.1 million for the years ended December 31, 2003 and 2002.

(9)	Under GAAP, a portion of the gains resulting from ProLogis’ contribution of properties to the property funds does not qualify for current income recognition due to ProLogis’ continuing ownership in the property fund that acquires the property. The amount of the gain that ProLogis is unable to recognize is recorded as a reduction to ProLogis’ balance sheet investment in the property fund. The gain that has not been recognized is eventually recognized when ProLogis adjusts its proportionate share of the net earnings or losses of the property fund, recognized under the equity method, to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the real estate assets that it contributed to the property fund. The gain not recognized is eventually recognized by ProLogis if the property fund disposes of a property to a third party that was contributed by ProLogis. ProLogis also recognizes the gain previously deferred in amounts proportionate to reductions in its ownership interest in the property fund after the contribution is made.

(10)	Includes costs associated with ProLogis’ investment in the property fund and ProLogis’ proportionate share of the accumulated other comprehensive income or loss recognized by ProLogis European Properties Fund (cumulative translation adjustments and hedge accounting adjustments) and ProLogis Japan Properties Fund (cumulative translation adjustments).

(11)	For 2001, includes $0.2 million representing ProLogis’ proportionate share of the net earnings of ProLogis European Properties S.a.r.l. recognized under the equity method for the period from January 1, 2001 through January 6, 2001. ProLogis owned 49.9% of ProLogis European Properties S.a.r.l. until this investment was contributed to ProLogis European Properties Fund on January 7, 2001. ProLogis European Properties Fund owned the other 50.1% of ProLogis European Properties S.a.r.l. prior to acquiring ProLogis’ interest on January 7, 2001.

      ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at December 31, 2003 and ProLogis has assessed a nominal value to the guarantee undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $357.8 million at December 31, 2003 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.2 billion at December 31, 2003.

      In August 2003, ProLogis entered into an indemnification agreement with ProLogis European Properties Fund whereby ProLogis would indemnify ProLogis European Properties Fund for certain future capital gains tax liabilities that could be incurred by ProLogis European Properties Fund. The indemnification agreement applies to properties that ProLogis contributed to ProLogis European Properties Fund after March 31, 2003. ProLogis’ contributions to ProLogis European Properties Fund are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability associated with the step up in the value of the underlying real estate assets is deferred and transferred to ProLogis European Properties Fund at contribution. ProLogis has agreed to indemnify ProLogis European Properties Fund if ProLogis European Properties Fund: (i) is subject to capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) must grant a discount to the buyer of shares under a share transfer transaction because the embedded capital gain tax liability is being transferred to the buyer of the shares. Further, if an initial public offering of units in ProLogis European Properties Fund is undertaken, ProLogis has indemnified the unit holders of ProLogis European Properties Fund in the event the unit holders receive a discount to the value of their units because the capital gain tax liability is being transferred to the holders of units in the new public entity. The agreement limits the amount that is subject to ProLogis’ indemnification to 100% of the capital gains tax liability that is deferred and transferred by ProLogis to ProLogis European Properties Fund at the time of the initial contribution. Pursuant to the indemnification agreements, ProLogis has recognized a deferred income tax liability of $3.6 million associated with the contributions of 14 properties to ProLogis European Properties Fund during the period from April 1, 2003 to December 31, 2003.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information of the property funds as of and for the year ended December 31, 2003 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund

Total assets	$581.3	$352.5	$227.8	$203.0	$140.6	$906.1	$3,106.2	$399.0
Third party debt	$286.3	$242.3	$165.0	$150.3	$103.2	$471.0	$1,472.6	$175.8
Amounts due to ProLogis	$0.2	$0.1	$0.2	$0.4	$0.1	$12.7	$4.6	$37.0
Total liabilities	$293.1	$248.3	$170.6	$153.2	$105.1	$522.8	$1,769.7	$286.3
Equity	$288.2	$104.2	$57.2	$49.8	$35.5	$383.3	$1,336.5	$112.7
Revenues	$72.9	$44.2	$25.8	$24.7	$17.0	$86.7	$281.1	$11.0
Net earnings(1)	$20.3	$7.2	$1.9	$3.0	$2.3	$30.1	$18.5	$6.4
ProLogis’ ownership at December 31, 2003.	50%	41.3%	20%	20%	20%	14.0%	21.9%	20%

(1)	ProLogis recognizes its proportionate share of the net earnings of the property funds, fees that it earns from services it provides to the property funds and interest income on advances that it has made to the property funds in its Consolidated Statements of Earnings as income (loss) from unconsolidated investees. The net earnings of each property fund includes interest expense on amounts due to ProLogis, if any. The net earnings of ProLogis European Properties Fund includes net foreign currency exchange losses of $45.3 million.

CDFS Companies

      ProLogis or its consolidated subsidiaries generally perform its CDFS business activities, consisting primarily of development activities (see Note 10). Since its acquisition by ProLogis in August 1998, Kingspark S.A. has performed ProLogis’ CDFS business activities in the United Kingdom. ProLogis’ investments in Kingspark S.A. and Kingspark LLC, a holding company that held an ownership interest in Kingspark S.A., were previously structured to allow ProLogis to continue to qualify as a REIT under the Code. Accordingly, ProLogis originally held only non-voting ownership interests in Kingspark S.A. and Kingspark LLC and presented its investments in these entities under the equity method. On July 1, 2002, ProLogis acquired the voting ownership interests in Kingspark S.A. and Kingspark LLC and began presenting these investments on a consolidated basis as of that date. The acquisition of the voting ownership interests in these entities was prompted by changes to the Code that allow ProLogis to own 100% of these entities while continuing to comply with the REIT requirements of the Code. In April 2003, Kingspark LLC’s ownership interest in Kingspark S.A. was transferred to ProLogis and Kingspark LLC was liquidated.

      ProLogis, through Kingspark S.A., has active investments in three joint ventures (the “CDFS Joint Ventures”) that perform some of ProLogis’ CDFS business activities in the United Kingdom (four joint ventures as of December 31, 2002). ProLogis’ ownership interest in each of the CDFS Joint Ventures was 50% at both December 31, 2003 and 2002. ProLogis’ combined investments in the CDFS Joint Ventures were $12.7 million and $45.2 million at December 31, 2003 and 2002, respectively. The CDFS Joint Ventures are accounted for under the equity method. While ProLogis’ investment in Kingspark S.A. was presented under the equity method, the CDFS Joint Ventures were not separately presented in ProLogis’ Consolidated Balance Sheets. In November 2003, ProLogis discontinued its participation and significantly reduced its investment in one CDFS Joint Venture and recognized a net gain of $1.7 million as a result. This net gain is presented as a

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of other real estate income in ProLogis’ Consolidated Statements of Earnings for the year ended December 31, 2003.

      Collectively, the CDFS Joint Ventures owned 57 acres of land and 150 acres of land at December 31, 2003 and 2002, respectively, with the capacity for the future development of 0.3 million and 1.5 million square feet of distribution, respectively. Also, at December 31, 2003 and 2002, the CDFS Joint Ventures collectively controlled (through contracts, options or letters of intent) 398 acres of land and 511 acres of land, respectively, with the capacity for the future development of 7.6 million and 9.5 million square feet of distribution properties, respectively. The CDFS Joint Ventures owned no operating properties at December 31, 2003 and owned 11 operating properties at December 31, 2002.

      ProLogis’ proportionate share of the net earnings of each of the unconsolidated investees in the CDFS business segment were as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Kingspark S.A.(1)(2)	$—	$28,482	$53,888
Kingspark LLC(2)	—	1,049	1,951
CDFS Joint Ventures(3)	730	551	—

Total	$730	$30,082	$55,839

(1)	Represents ProLogis’ 95% share of the net earnings of Kingspark S.A. through June 30, 2002 under the equity method based on its ownership of 100% of Kingspark S.A.’s non-voting preferred stock during the period. Since its acquisition in August 1998, ProLogis has owned 100% of the non-voting preferred stock of Kingspark S.A., representing 95% of its earnings.

The amounts recognized by ProLogis under the equity method for the first six months of 2002 and for 2001 include, among other items, net foreign currency exchange gains of $4.4 million in 2002 (through June 30) and net foreign currency exchange losses of $4.6 million in 2001, net gains from the dispositions of properties to ProLogis European Properties Fund of $10.5 million in 2002 (through June 30) and $23.0 million in 2001. The gains recognized from the contribution of properties to ProLogis European Properties Fund are net of $5.0 million in 2002 (through June 30) and $12.8 million in 2001 that did not qualify for current income recognition due to ProLogis’ continuing ownership in ProLogis European Properties Fund. Kingspark S.A. has been consolidated in ProLogis’ financial statements since July 1, 2002.

(2)	Represents ProLogis’ proportionate share of the net earnings of Kingspark LLC under the equity method from January 5, 2001 to June 30, 2002 based on its ownership of 95% of the membership interests (all non-voting) of Kingspark LLC during that period. Kingspark LLC’s net earnings result from its recognition under the equity method of 5% of the net earnings of Kingspark S.A. based on its ownership of 100% of the voting common stock of Kingspark S.A. from January 5, 2001 to June 30, 2002. Prior to January 5, 2001, a limited liability company owned 100% of the voting common stock of Kingspark S.A., representing 5% of its earnings. Third parties owned 100% of the voting membership interests of this limited liability company and Security Capital Group Incorporated (“Security Capital”), ProLogis’ largest shareholder at the time, owned 100% of the non-voting membership interests of this limited liability company. Security Capital no longer owns any Common Shares (see Note 7). On January 5, 2001, Kingspark LLC, a newly formed limited liability company, acquired the voting common stock of Kingspark S.A. for $8.1 million from the limited liability company in which Security Capital had an ownership interest. Prior to July 1, 2002, Kingspark LLC’s membership interests were owned by K. Dane Brooksher, ProLogis’ Chairman and Chief Executive Officer (5% of the total membership interests, all voting) and ProLogis (95% of the total membership interests, all non-voting). Mr. Brooksher was the

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managing member of Kingspark LLC. ProLogis’ ownership interests did not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities were not consolidated in ProLogis’ financial statements.

On July 1, 2002, ProLogis acquired the voting membership interests of Kingspark LLC from Mr. Brooksher. As of July 1, 2002, ProLogis owned (directly or through its 100% ownership of Kingspark LLC) 100% of the voting common stock and 100% of the non-voting preferred stock of Kingspark S.A. Accordingly, ProLogis began consolidating its investments in Kingspark S.A. and Kingspark LLC in its financial statements as of July 1, 2002. In April 2003, Kingspark LLC’s ownership interest in Kingspark S.A. was transferred to ProLogis and Kingspark LLC was liquidated.

For the period from January 5, 2001 to June 30, 2002, ProLogis recognized 99.75% of the net earnings of Kingspark S.A. under the equity method based on its direct and indirect (through its ownership interest in Kingspark LLC) ownership interests.

See Note 14 for additional information on Mr. Brooksher’s membership interest in Kingspark LLC.

(3)	Represents ProLogis’ 50% share of the aggregate net earnings of the CDFS Joint Ventures, consisting primarily of the net operating income from 11 operating properties, net interest expense and tax expense. ProLogis discontinued its participation and significantly reduced its investment in the CDFS Joint Venture that owned the 11 operating properties in November 2003. The remaining CDFS Joint Ventures own no operating properties and engage primarily in development activities.

Temperature-Controlled Distribution Companies

      Beginning in 1997, ProLogis invested in two companies that operated temperature-controlled distribution and storage networks. When these investments were originally structured, ProLogis held only non-voting ownership interests in order to continue to comply with the REIT requirements of the Code. Accordingly, ProLogis presented its investments in these companies under the equity method. Subsequent changes to the Code allow ProLogis to own voting interests in these entities. ProLogis’ ownership interest in one of these companies has changed; however, no changes have occurred with respect to ProLogis’ ownership interest in the other company.

      As of December 31, 2003 and 2002, ProLogis had investments (direct or indirect) in only one company operating a temperature-controlled distribution and storage network. This company, TCL Holding, operates only in Europe. ProLogis’ ownership interests in TCL Holding and CSI/ Frigo LLC, a holding company that has an ownership interest in TCL Holding, do not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities are not consolidated in ProLogis’ financial statements. ProLogis expects that its investments in TCL Holding and CSI/ Frigo LLC will be presented on a consolidated basis as of January 1, 2004 under the provisions of FIN 46R (see Note 2). These investments, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2003	2002

TCL Holding(1)(2)	$121,861	$182,383
CSI/ Frigo LLC(3)	(8,031)	(3,924)

Total	$113,830	$178,459

(1)	TCL Holding, through a wholly owned subsidiary, owns 100% of TCL Holding AB (formerly Frigoscandia Holding AB), which operated 62.8 million cubic feet of temperature-controlled distribution facilities, primarily in France, at December 31, 2003. The assets in France were classified as held for sale at December 31, 2003. Since June 2001, TCL Holding AB has disposed of all of its operations and the

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating assets in the Czech Republic, Denmark, Finland, Germany, Italy, The Netherlands, Norway, Spain, Sweden and the United Kingdom. The assets disposed of aggregated 97.6 million cubic feet and the total proceeds from these dispositions were $218.0 million.

(2)	In December 2003, TCL Holding AB disposed of substantially all of the operating assets of its wholly-owned subsidiary in the United Kingdom. After this transaction, TCL Holding AB continued to own three operating assets and one tract of land in the United Kingdom. ProLogis transferred its 99.75% investment in these assets to one of its wholly-owned subsidiaries in Europe. Accordingly, these assets are included with ProLogis’ real estate assets in its Consolidated Balance Sheet as of December 31, 2003. The operating assets are included in ProLogis’ property operations segment and the land is included in ProLogis’ CDFS business segment (see Note 10). The net book value of these assets at December 31, 2003 was $37.0 million. Two of the three operating properties are leased to the buyers of the other United Kingdom assets.

(3)	CSI/ Frigo LLC, a limited liability company, has owned 100% of the voting common stock of TCL Holding since January 5, 2001, representing 5% of its earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis’ Chairman and Chief Executive Officer, owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/Frigo LLC. See Note 14 for more information on Mr. Brooksher’s membership interests in CSI/Frigo LLC.

      ProLogis’ investments in TCL Holding and CSI/Frigo LLC at December 31, 2003 consisted of the following components (in millions of U.S. dollars):

	TCL	CSI/Frigo
	Holding	LLC

Equity interest	$22.6	$0.4
ProLogis’ share of the net losses of the entity	(150.9)	(7.5)

Subtotals	(128.3)	(7.1)
Other, net(1)	(34.7)	(1.8)

Subtotals	(163.0)	(8.9)
Notes and other receivables(2)(3)	284.9	0.9

Totals	$121.9	$(8.0)

(1)	Includes costs associated with ProLogis’ investment in TCL Holding and ProLogis’ proportionate share of the cumulative translation adjustments recognized by each entity.

(2)	For CSI/Frigo LLC, the amount includes $0.3 million due to ProLogis under a note agreement that accrues interest at 8.0% per annum and is due in 2012.

(3)	For TCL Holding, the amount includes other receivables (primarily interest on notes receivable) of $78.3 million and the following amounts owed to ProLogis under loan agreements:

•	628.4 million Swedish krona (the currency equivalent of approximately $85.3 million at December 31, 2003) unsecured note from TCL Holding AB; interest at 5.0% per annum; due on demand;

•	$105.4 million unsecured note from TCL Holding, interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

•	12.9 million euro (the currency equivalent of approximately $15.9 million at December 31, 2003) unsecured note from TCL S.a.r.l., a wholly owned subsidiary of TCL Holding; interest at 5.0% per annum; due on demand.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information of TCL Holding as of and for the year ended December 31, 2003 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

Total assets	$176.1
Third party debt	$0.1
Amounts due to ProLogis	$284.9
Total liabilities	$349.2
Equity	$(173.1)
Revenues	$198.4
Net loss(1)	$(21.4)
ProLogis’ ownership at December 31, 2003(2)	95%

(1)	ProLogis recognizes its proportionate share of the net earnings or losses of TCL Holding and interest income on advances to TCL Holding and its subsidiaries in its Consolidated Statements of Earnings as income (loss) from unconsolidated investees. The net loss of TCL Holding includes interest expense on amounts due to ProLogis of $14.6 million, an impairment charge of $38.3 million and net foreign currency exchange gains of $8.4 million.

(2)	ProLogis’ direct ownership of 100% of the non-voting preferred stock of TCL Holding represents a 95% interest in TCL Holdings’ earnings or losses. For the year ended December 31, 2003, ProLogis recognized 99.75% of the net loss of TCL Holding under the equity method based on its direct and indirect (through its ownership interest in CSI/Frigo LLC) ownership interests.

      ProLogis also invested in ProLogis Logistics, which owned CSI, a company that previously operated a temperature-controlled distribution network in the United States. In October 2002, all of the operations and a significant portion of the assets of CSI were sold; however, CSI retained four properties and four tracts of land. As of December 31, 2003, one of the properties and one of the tracts of land that were retained had been sold to third parties, two of the properties retained were leased to one of the buyers in the October 2002 transaction and the remaining property that was retained was leased to an operator. Subsequent to the October 2002 transaction, ProLogis acquired 100% of the voting common stock of ProLogis Logistics from CSI/Frigo LLC resulting in ProLogis owning 100% of the voting common stock and 100% of the non-voting preferred stock of ProLogis Logistics. Accordingly, ProLogis began consolidating its investment in ProLogis Logistics as of that date. The assets that were retained by CSI are included with ProLogis’ real estate assets in its Consolidated Balance Sheets at December 31, 2003 and 2002. CSI’s operating properties are reflected in ProLogis’ property operations segment and CSI’s land parcels are reflected in ProLogis’ CDFS business segment. See Note 10.

      ProLogis recognized its proportionate share of the net earnings or losses of its unconsolidated investees that operate temperature-controlled distribution networks including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

CSI/ Frigo LLC(1)	$(1,694)	$(1,824)	$(5,975)
TCL Holding(2)	(9,050)	4,765	(49,088)
ProLogis Logistics(3)	(2,269)	4,131	(56,405)

Total	$(13,013)	$7,072	$(111,468)

(1)	The losses of CSI/Frigo LLC result from the recognition under the equity method of: (i) its 5% share of the net earnings or losses of ProLogis Logistics under the equity method based on its ownership of 100%

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of ProLogis Logistics’ voting common stock during the periods prior to October 23, 2002 and (ii) its 5% share of the net earnings or losses of TCL Holding under the equity method based on its ownership of 100% of TCL Holdings’ voting common stock for all periods presented. ProLogis acquired the voting common stock of ProLogis Logistics from CSI/Frigo LLC on October 23, 2002.

(2)	ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest in the net earnings or losses of TCL Holding, a Luxembourg company that owns, through wholly owned subsidiaries, TCL Holding AB. During the years 2001 to 2003, TCL Holding and TCL Holding AB recognized net losses from the dispositions of TCL Holding AB’s operations and operating assets in ten countries. ProLogis’ proportionate share of the aggregate net loss was $3.9 million (a $5.2 million net gain in 2003, a $4.7 million net loss in 2002 and a $4.4 million net loss in 2001). Also related to these dispositions, TCL Holding and TCL Holding AB recognized impairment charges associated with TCL Holdings’ investment in TCL Holding AB and the carrying value of TCL Holding AB’s property, plant and equipment. Through its investment in TCL Holding, ProLogis’ proportionate share of the impairment charges recorded by TCL Holding and TCL Holding AB was $38.3 million in 2003, $5.7 million in 2002 and $35.1 million in 2001. In 2001, ProLogis’ proportionate share of the impairment charges recognized by TCL Holding and TCL Holding AB includes $5.1 million related to technology investments of these companies.

(3)	The amounts recognized under the equity method as a result of ProLogis’ ownership of 100% of the non-voting preferred stock of ProLogis Logistics (representing a 99.23% interest in the earnings or losses of ProLogis Logistics) include impairment charges and the net gain on the ultimate disposition of a significant portion of the operating assets of CSI. Prior to October 23, 2002, ProLogis Logistics and CSI recognized impairment charges related to ProLogis Logistics’ investment in CSI and the carrying value of CSI’s property, plant and equipment. Through its investment in ProLogis Logistics, ProLogis’ proportionate share of the impairment charges recorded by ProLogis Logistics and CSI was $37.2 million in 2002 and $53.3 million in 2001. On October 23, 2002, the date a significant portion of the operating assets of CSI were sold, CSI recognized a net gain of $6.3 million, including a gain of $10.0 million from the sale of certain management contracts. Of the total purchase price of $221.9 million, $7.5 million is to be received over a three-year period subject to future performance criteria of certain of the CSI assets that were sold. ProLogis and CSI expect that the full amount of the purchase price will be received and this future payment has been considered in the calculation of the total net loss from the 2002 transaction ProLogis’ proportionate share of the total net loss was $86.5 million, consisting of cumulative impairment charges of $90.5 million recognized in 2002 and 2001 offset by a net gain of $4.0 million ($6.3 million net gain recognized upon closing the transaction in October 2002 and an additional loss of $2.3 million recognized in 2003 upon settlement of the prorations of CSI’s accounts as of the sale date). In 2001, ProLogis’ proportionate share of the impairment charges of ProLogis Logistics and CSI included $0.7 million related to technology investments of these companies.

Prior to January 5, 2001, the common stock of ProLogis Logistics was owned by unrelated third parties and the common stock of TCL Holding was owned by a limited liability company in which unrelated parties owned 100% of the voting membership interests and Security Capital, ProLogis’ largest shareholder at the time, owned 100% of the non-voting membership interests. Security Capital no longer owns any Common Shares (see Note 7). On January 5, 2001, CSI/Frigo LLC acquired the common stock of both ProLogis Logistics and TCL Holding for an aggregate purchase price of $3.3 million.

On October 23, 2002, ProLogis acquired the voting common stock of ProLogis Logistics from CSI/Frigo LLC for $2.6 million. Subsequent changes to the Code allow ProLogis to own the voting ownership interest in ProLogis Logistics while continuing to comply with the REIT requirements of the Code.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investees

      ProLogis has invested in certain other companies that do not own or operate real estate with the primary objective of providing its customers with access to logistics expertise and technology. With respect to certain of these investments, ProLogis’ ownership interest was structured to allow ProLogis to continue to meet the REIT requirements of the Code. ProLogis’ investment in these companies were as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2003	2002

Insight(1)	$2,477	$2,482
ProLogis Equipment Services(2)	9	1,828

Total	$2,486	$4,310

(1)	Represents ProLogis’ investment, through a wholly owned subsidiary, in the common stock of Insight, Inc. (“Insight”), a privately owned logistics optimization consulting company, as adjusted for ProLogis’ proportionate share of Insight’s net earnings. ProLogis had a 33.3% ownership interest in Insight at December 31, 2003 and 2002.

(2)	Represents ProLogis’ investment through a wholly owned subsidiary, in the membership interests of ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis’ proportionate share of ProLogis Equipment Services’ net earnings. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis has had a 50% ownership interest in ProLogis Equipment Services since its inception. In September 2002, ProLogis Equipment Services sold substantially all of its assets to an affiliate of General Electric Capital Corporation (“GE Capital”), ProLogis’ largest shareholder from May 2002, when it acquired Security Capital, to July 2003 when it divested all of its Common Shares. See Note 7.

      ProLogis owns 100% of the non-voting preferred stock of GoProLogis Incorporated (“GoProLogis”) and ProLogis Broadband (1) Incorporated (“ProLogis PhatPipe”). ProLogis’ investments in GoProLogis and ProLogis PhatPipe represented a 98% interest in the earnings or losses of each entity. GoProLogis owns non-cumulative preferred stock in Vizional Technologies, Inc. (“Vizional”) and ProLogis PhatPipe owns non-cumulative preferred stock in PhatPipe, Inc. (“PhatPipe”). Certain amounts of the non-cumulative preferred stock were received by GoProLogis and ProLogis PhatPipe under license agreements with Vizional and PhatPipe, respectively, for the non-exclusive use of the ProLogis Operating System®, ProLogis’ proprietary property management and customer service delivery system, over specific periods. Both Vizional and PhatPipe were technology companies and since the initial investments were made in these companies in 2000, both GoProLogis and ProLogis PhatPipe have recognized impairment charges and written their investments in the respective companies down to zero. PhatPipe ceased operations in 2001 and Vizional ceased operations in 2002. The voting common stock of both GoProLogis and ProLogis PhatPipe, representing a 2% interest in the earnings or losses in each company, were owned by K. Dane Brooksher, ProLogis’ Chairman and Chief Executive Officer. See Note 14 for additional information on Mr. Brooksher’s ownership interests in GoProLogis and ProLogis PhatPipe.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ProLogis’ proportionate shares of the net earnings or losses of its other unconsolidated investees were as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Insight	$(5)	$4	$9
ProLogis Equipment Services	57	574	(209)
GoProLogis(1)	—	(2,073)	(26,506)
ProLogis PhatPipe(2)	—	—	(6,789)

	$52	$(1,495)	$(33,495)

(1)	Represents ProLogis’ proportionate share of the losses of GoProLogis. Amounts include the write-downs of its preferred stock investment in Vizional of $2.1 million in 2002 and $29.5 million in 2001 and license fees earned for the non-exclusive use of the ProLogis Operating System under a licensing agreement. GoProLogis ceased recognizing income under the licensing agreement with Vizional in the second quarter of 2001.

(2)	Represents ProLogis’ proportionate share of the earnings or losses of PhatPipe. Amounts include the write-down of ProLogis PhatPipe’s preferred stock investment in PhatPipe of $7.5 million in 2001 and license fees earned for the non-exclusive use of the ProLogis Operating System under a licensing agreement. ProLogis PhatPipe ceased recognizing income under the licensing agreement with PhatPipe in the first quarter of 2001.

5.	Borrowings:

Lines of Credit

      The following credit agreements provide ProLogis with revolving lines of credit:

•	$400.0 million revolving line of credit; borrowings generally bear interest at the applicable London Interbank Offered Rate (“LIBOR”) for U.S. dollar denominated borrowings plus 0.65% per annum; facility fee of 0.15% per annum; maturity date of November 8, 2005 that may be extended for one year at ProLogis’ option; Bank of America N.A. acts as administrative agent for a syndicate of 15 banks; no borrowings were outstanding at December 31, 2003.

•	$100.0 million multi-currency (U.S. dollar, euro, pound sterling and yen) revolving line of credit; borrowings generally bear interest at LIBOR for the relevant currency borrowed plus 0.675% per annum; facility fee of 0.125% per annum; maturity date of November 5, 2004 that may be extended for one year at ProLogis’ option; Bank of America N.A. acts as administrative agent for a syndicate of five banks; 76.8 million euro (the currency equivalent of approximately $94.8 million at December 31, 2003) was outstanding at December 31, 2003 at an average annual interest rate of 2.83%.

•	$60.0 million multi-currency (U.S. dollar, euro, pound sterling and yen) discretionary line of credit; borrowings, by agreement, bear interest at a rate determined at the time the advance is made; maturity date of November 8, 2004; Bank of America N.A. is the lending bank; no borrowings were outstanding at December 31, 2003; total available borrowing capacity at December 31, 2003 was reduced by $10.4 million, representing ProLogis’ outstanding letters of credit with Bank of America N.A. at December 31, 2003.

•	450.0 million euro (the currency equivalent of approximately $555.2 million at December 31, 2003) multicurrency revolving line of credit (U. S. dollar, euro, pound sterling and yen); borrowings generally bear interest at the Euro Interbank Offered Rate of the Banking Federation of the European Union

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“EURIBOR”) for euro denominated borrowings and LIBOR for the relevant currency borrowed (U.S. dollar, pound sterling and yen) plus 0.80% per annum; unused commitment fee of 0.32% per annum; maturity date of August 8, 2006; ABN AMRO Bank N.V. acts as agent for a syndicate of 23 banks; 273.6 million euro and 10.0 million pound sterling (the currency equivalent of approximately $355.0 million) were outstanding at December 31, 2003 at an average annual interest rate of 2.97%.

•	25.0 million pound sterling (the currency equivalent of approximately $43.7 million at December 31, 2003) revolving line of credit; borrowings bear interest at the Royal Bank of Scotland plc’s base rate plus 1.0% per annum, generally ranging from 4.75% to 5.0% per annum; maturity date of July 31, 2004; Royal Bank of Scotland plc is the lending bank; no borrowings were outstanding at December 31, 2003; total available borrowing capacity at December 31, 2003 was reduced by 5.0 million pound sterling (the currency equivalent of approximately $8.8 million at December 31, 2003), representing ProLogis’ outstanding letters of credit with the Royal Bank of Scotland plc at December 31, 2003.

•	40.0 billion yen (the currency equivalent of approximately $374.1 million at December 31, 2003) revolving line of credit; borrowings bear interest at the Tokyo Interbank Offered Rate (“TIBOR”) plus 0.90% per annum; unused commitment fee of 0.25% per annum; maturity date of August 5, 2006 that may be extended for one year at ProLogis’ option; Sumitomo Mitsui Banking Corporation acts as agent for a syndicate of 13 banks; 26.7 billion yen (the currency equivalent of approximately $249.7 million at December 31, 2003) was outstanding at December 31, 2003 at an average annual interest rate of 0.97%.

      At December 31, 2003, ProLogis was in compliance with all covenants contained in each of its credit agreements.

      ProLogis’ lines of credit borrowings are summarized below for the periods indicated (in thousands of U.S. dollars as applicable).

	Years Ended December 31,

	2003	2002(1)	2001(2)

Weighted average daily interest rate	2.21%	3.08%	4.95%
Borrowings outstanding at December 31.	$699,468	$545,906	$375,875
Weighted average daily borrowings	$619,979	$489,481	$314,582
Maximum borrowings outstanding at any month end	$756,216	$567,998	$429,402
Total available borrowing capacity on all lines of credit at December 31(3)(4)	$1,533,020	$1,147,684	$1,034,151
Total borrowing capacity on all lines of credit at December 31(3)(4)	$1,513,832	$1,128,577	$996,343

(1)	In 2002, ProLogis replaced a $500.0 million revolving line of credit with the two separate facilities currently in place (the $400.0 million facility and the $100.0 million multi-currency facility).

(2)	For the year ended December 31, 2001, ProLogis’ revolving line of credit with Royal Bank of Scotland plc is not included. Kingspark S.A. is the borrower under this facility and ProLogis’ investment in Kingspark S.A. was presented under the equity method in 2001. See Note 4 for information on Kingspark S.A.

(3)	The total borrowing capacity available to ProLogis on the discretionary line of credit has been reduced by an amount representing ProLogis’ outstanding letters of credit with Bank of America N.A. as of December 31st of each year ($10.4 million at December 31, 2003, $9.2 million at December 31, 2002 and $6.3 million at December 31, 2001). Of the total borrowing capacity, the amount available to ProLogis on the Royal Bank of Scotland plc’s revolving line of credit has been reduced by $8.8 million and

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.9 million, representing the U.S. dollar equivalent of ProLogis’ outstanding letters of credit with the Royal Bank of Scotland plc at December 31, 2003 and 2002, respectively.

(4)	The total borrowing capacity available to ProLogis under the revolving line of credit with Bank of America N.A. that was in place at December 31, 2001, has been reduced by $31.5 million, representing the amount that ProLogis Logistics had borrowed directly on this facility as of that date. ProLogis guaranteed ProLogis Logistics’ borrowings. See Note 4 for information on ProLogis Logistics.

Senior Unsecured Notes

      ProLogis has issued senior unsecured notes that bear interest at fixed rates to be paid on a semi-annual basis (the “Notes”). The Notes outstanding at December 31, 2003 are summarized as follows (in thousands of U.S. dollars as applicable):

					Principal
		Coupon	Maturity	Principal	Payment
Date of Issuance	Par Value	Rate	Date	Balance(1)	Requirement

April 26, 1999	$250,000	6.700%	04/15/04	$249,970	(2)
July 20, 1998	250,000	7.050%	07/15/06	249,823	(2)
November 20, 1997	135,000	7.250%	11/20/07	134,440	(2)
April 26, 1999	250,000	7.100%	04/15/08	249,965	(2)
May 17, 1996	100,000	7.950%	05/15/08	99,940	(3)
March 2, 1995	112,500	8.720%	03/01/09	112,500	(4)
May 16, 1995	56,250	7.875%	05/15/09	56,150	(5)
November 20, 1997	25,000	7.300%	11/20/09	24,843	(2)
February 24, 2003	300,000	5.500%	03/01/13	299,453	(2)
February 4, 1997	100,000	7.810%	02/01/15	100,000	(6)
March 2, 1995	50,000	9.340%	03/01/15	50,000	(7)
May 17, 1996	50,000	8.650%	05/15/16	49,893	(8)
July 11, 1997	100,000	7.625%	07/01/17	99,812	(2)

	$1,778,750			$1,776,789

(1)	Amounts are net of applicable unamortized original issue discount.

(2)	Principal due at maturity.

(3)	Beginning on May 15, 2005, and through May 15, 2008, requires annual principal payments of $25.0 million.

(4)	In 2003, ProLogis began making annual principal payments of $18.75 million. Payments are due on March 1st of each year through 2009.

(5)	In 2003, ProLogis began making annual principal payments of $9.375 million. Payments are due on May 15th of each year through 2009.

(6)	Beginning on February 1, 2010, and through February 1, 2015, requires annual principal payments ranging from $10.0 million to $20.0 million.

(7)	Beginning on March 1, 2010, and through March 1, 2015, requires annual principal payments ranging from $5.0 million to $12.5 million.

(8)	Beginning on May 15, 2010, and through May 15, 2016, requires annual principal payments ranging from $5.0 million to $12.5 million.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Notes are effectively subordinated in certain respects to: (i) any debt of ProLogis secured by a lien on its real property, to the extent of the value of such real property; (ii) debt of certain subsidiaries of ProLogis (that by law are not permitted to guarantee debt of ProLogis) that borrow under ProLogis’ 40.0 billion yen revolving line of credit agented by Sumitomo Mitsui Banking Corporation; (iii) borrowings under ProLogis’ 25.0 million pound sterling revolving line of credit provided by the Royal Bank of Scotland plc; and (iv) debt of certain other non-U.S. subsidiaries of ProLogis that have not guaranteed the Notes due to restrictions under applicable law or due to tax considerations (except to the extent that intercompany obligations of any such non-U.S. subsidiary have been pledged to secure the Notes and certain other debt of ProLogis).

      The Notes are redeemable at any time at ProLogis’ option. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the $160.0 million of Notes issued on November 20, 1997, note purchase agreements. Under the terms of the indenture agreement and the note purchase agreements, ProLogis must meet certain financial covenants. ProLogis was in compliance with all such covenants as of December 31, 2003.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secured Debt and Assessment Bonds

      Secured debt and assessment bonds outstanding at December 31, 2003 consisted of the following (in thousands of U.S. dollars as applicable):

					Balloon
			Periodic		Payment
	Interest	Maturity	Payment	Principal	Due at
	Rate(1)	Date	Date	Balance	Maturity

Secured debt:
Mortgage notes(2):
Raines Distribution Center	9.50%	03/15/04	(3)	$139	$—
Collateral Mortgage Capital LLC	8.75	08/01/04	(4)	5,995	5,819
West One Business Center #3	9.00	09/01/04	(4)	3,945	3,847
Prudential Insurance(5)	6.85	04/01/05	(6)	49,621	47,882
Consulate Distribution Center #200(5)	6.97	02/02/06	(4)	3,386	3,152
Plano Distribution Center #2(5)	7.02	04/15/06	(4)	3,435	3,015
Interchange Distribution Ctr. #8 & #9	8.14	06/15/06	(4)	6,931	6,651
Connecticut General Life Insurance	7.08	03/01/07	(4)	141,659	134,431
Vista Del Sol Industrial Center #1 & 2	9.68	08/05/07	(3)	1,964	—
State Farm Insurance(5)	7.10	11/01/08	(4)	14,787	13,065
Placid Street Distribution Center #1(5)	7.18	12/01/09	(4)	6,959	6,529
GMAC Commercial Mortgage	8.50	07/01/10	(3)	1,545	—
GMAC Commercial Mortgage	7.75	10/01/10	(3)	5,552	—
Executive Park Distribution Center #3	8.19	03/01/11	(3)	776	—
Cameron Business Center #1(5)	7.23	07/01/11	(4)	5,612	4,526
Allstate Life Insurance	5.56	03/01/13	(7)	31,000	31,000
Charter American	8.10	04/01/17	(3)	2,832	—
Platte Valley Industrial Center #4	10.10	11/15/21	(3)	1,909	—
Morgan Guaranty Trust	7.58	04/01/24	(8)	200,000	127,187

				488,047

Securitized debt(9):
Tranche A	7.74%	02/18/04	(4)	11,378	11,312
Tranche B	9.94	02/18/04	(4)	7,234	7,215

				18,612

Total secured debt				$506,659

Assessment bonds(10):
City of Fremont	7.00%	03/01/11	(3)	$6,768	—
Various(11)	(11)	(11)	(3)	985	—

Total assessment bonds				$7,753

Total secured debt and assessment bonds				$514,412

(1)	The weighted average annual interest rates for the mortgage notes and securitized debt were 7.26% and 8.60%, respectively, at December 31, 2003. The weighted average annual interest rate for the assessment bonds was 7.11% at December 31, 2003. The combined weighted average annual interest rate for all of these borrowings at December 31, 2003 was 7.31%.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The mortgage notes are secured by various real estate assets with an aggregate undepreciated cost of $939.0 million at December 31, 2003. The property name is used to denote the real estate assets that secure the mortgage note, except for mortgage notes that are secured by a pool of properties, in which case the lender is noted.

(3)	Fully amortizing.

(4)	Monthly amortization with a balloon payment due at maturity.

(5)	Mortgage note was assumed by ProLogis in connection with a merger transaction in 1999. Under purchase accounting, the mortgage note was recorded at its fair value and a premium or discount was recognized, as applicable.

(6)	Principal balance includes premium. Terms are interest only with the stated principal amount of $47.9 million due at maturity.

(7)	Interest only with the stated principal amount due at maturity.

(8)	Monthly interest payments are due through May 2005, monthly principal and interest payments are due during the period from June 2005 to April 2024 with a balloon payment due at maturity.

(9)	The securitized debt is secured by various real estate assets with an aggregate undepreciated cost of $61.0 million at December 31, 2003.

(10)	The assessment bonds are issued by municipalities as a means of financing infrastructure and are secured by assessments (similar to property taxes) on various underlying real estate assets with an aggregate undepreciated cost of $243.2 million at December 31, 2003.

(11)	Includes 14 issues of assessment bonds with five municipalities. Interest rates range from 5.50% per annum to 8.75% per annum. Maturity dates range from August 2004 to March 2021.

Long-Term Debt Maturities

      The approximate principal payments due on senior unsecured notes, secured debt (mortgage notes and securitized debt) and assessment bonds during each of the years in the five-year period ending December 31, 2008 and thereafter are as follows (in thousands of U.S. dollars):

2004	$313,310
2005	108,890
2006	320,386
2007	331,763
2008	308,832
2009 and thereafter	909,981

Total principal due	2,293,162
Less: Original issue discount	(1,961)

Total carrying value	$2,291,201

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense

      Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Gross interest expense(1)(2)	$185,638	$178,210	$182,346
Premium/discount recognized, net	371	315	326
Amortization of deferred loan costs	5,891	4,967	5,233

	191,900	183,492	187,905
Less: capitalized amounts	36,425	30,534	24,276

Net interest expense	$155,475	$152,958	$163,629

(1)	Includes the stated interest on the debt instrument plus applicable fees.

(2)	The amount of interest paid in cash for the years ended December 31, 2003, 2002 and 2001 was $184.3 million, $178.1 million and $183.3 million, respectively.

6.     Minority Interest:

      The minority interest liability at December 31, 2003 represents various limited partners’ interests in the Partnerships controlled by ProLogis. Generally, pursuant to partnership agreements, ProLogis or a wholly owned subsidiary of ProLogis is the sole controlling general partner of each of the Partnerships with all management powers over the business and affairs of the Partnership. The limited partners of each Partnership generally do not have the authority to transact business for, or participate in the management decisions of, the Partnerships. The general partner in each of the Partnerships may not, without the written consent of all of the limited partners: (i) take any action that would prevent the Partnership from conducting its business; (ii) possess the property of the Partnership; (iii) admit an additional partner; or (iv) subject a limited partner to the liability of a general partner. In each Partnership, ProLogis or a wholly owned subsidiary, may not voluntarily withdraw from the Partnership or transfer or assign its interests in the Partnership without the consent of all of the limited partners. The limited partners may freely transfer their Partnership units to their affiliates, provided that the transfer does not cause a termination of the Partnership and does not cause ProLogis to cease to comply with the REIT requirements of the Code. The limited partners in each of the Partnerships are entitled to redeem their partnership units for Common Shares. Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per outstanding unit equal to the quarterly distributions paid on Common Shares.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Partnerships are as follows at December 31, 2003 (in millions of U.S. dollars as applicable):

				Limited
	Formation	Real Estate	ProLogis’	Partnership Units
	Date	Assets	Ownership	Outstanding

ProLogis Limited Partnership-I	1993	$217.9 (1)	68.65%	4,520,532	(2)(3)
ProLogis Limited Partnership-II	1994	57.2	99.99%	5	(2)
ProLogis Limited Partnership-III	1994	36.3	95.25%	78,678	(2)(4)
ProLogis Limited Partnership-IV(5)	1994	94.9	98.87%	54,506	(2)(4)
Meridian Realty Partners Limited Partnership	(6)	11.1	87.00%	29,712	(7)

		$417.4		4,683,433

(1)	These properties cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners, other than in tax-deferred exchanges. The Partnership Agreement provides that a minimum level of debt must be maintained within the Partnership, which can include intercompany debt to ProLogis.

(2)	Each limited partnership unit is convertible into one Common Share.

(3)	Entities in which Irving F. Lyons, III, ProLogis’ Vice Chairman and Chief Investment Officer, has ownership interests owned 2,459,183 of the outstanding limited partnership units in ProLogis Limited Partnership-I at December 31, 2003 or 17.1% of ProLogis Limited Partnership-I’s total units outstanding at December 31, 2003. Mr. Lyons’ effective ownership in ProLogis Limited Partnership-I was 1.8% at December 31, 2003. See Note 14.

(4)	Jeffrey H. Schwartz, ProLogis’ President of International Operations and President and Chief Operating Officer — Asia, owned all of the outstanding limited partnership units in ProLogis Limited Partnership-III at December 31, 2003 or 4.75% of ProLogis Limited Partnership-III’s total units outstanding at December 31, 2003 and 49,587 of the outstanding limited partnership units in ProLogis Limited Partnership-IV at December 31, 2003 or 1.0% of ProLogis Limited Partnership-IV’s total units outstanding at December 31, 2003. See Note 14.

(5)	ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc. and through the contribution of properties from the limited partner. ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities that are separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. At December 31, 2003, the sole asset of ProLogis IV, Inc. was its interest in ProLogis Limited Partnership-IV. At December 31, 2003, ProLogis IV, Inc. had outstanding borrowings from ProLogis of $0.9 million.

(6)	This partnership was formed by another REIT that was merged with and into ProLogis in 1999.

(7)	Each limited partnership unit is convertible into 1.1 Common Shares, plus $2.00.

7.     Shareholders’ Equity:

Shares Authorized

      At December 31, 2003, 275,000,000 shares were authorized. The Board may increase the number of authorized shares and may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Shares

      ProLogis had 180,182,615 and 178,145,614 Common Shares outstanding at December 31, 2003 and 2002, respectively. Common Shares have a par value of $0.01 per share.

      ProLogis’ holders of Common Shares may acquire additional Common Shares by automatically reinvesting Common Share distributions under the 1999 Dividend Reinvestment and Share Purchase Plan, which was amended in November 2002 (the “1999 Common Share Plan”). Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive Common Share distributions as declared and paid. The amount of Common Share distributions that can be reinvested is limited to those distributions earned on no more than 300,000 Common Shares per quarter. The 1999 Common Share Plan also allows holders of Common Shares that are registered on the share transfer books of ProLogis in the shareholder’s name, as well as persons who are not holders of Common Shares, to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares that are acquired under the 1999 Common Share Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such Common Shares, as determined by ProLogis. ProLogis generated net proceeds of $26.3 million from the issuance of 991,000 Common Shares in 2003, $125.7 million from the issuance of 5,295,000 Common Shares in 2002 and $67.1 million from the issuance of 3,261,000 Common Shares in 2001 under the 1999 Common Share Plan.

      Limited partnership units in the Partnerships were redeemed into 104,000 Common Shares in 2003, 272,000 Common Shares in 2002 and 25,000 Common Shares in 2001.

      ProLogis may repurchase up to $215.0 million of Common Shares under a Common Share repurchase program approved by the Board. The Common Shares that have been repurchased to date were purchased through open market and privately negotiated transactions, depending on market prices and other conditions. Common Share repurchases since the program began in January 2001 are as follows (amounts in thousands of U.S. dollars as applicable):

	Number of	Total
	Shares	Cost(1)

2001	778,400	$16,000
2002(2)	4,404,800	105,202
2003	387,900	9,719

Totals	5,571,100	$130,921

(1)	Includes fees and commissions paid.

(2)	Includes 393,600 Common Shares that were repurchased from employees to retire $9.7 million of outstanding loans related to employee share purchases that were originally issued in 1997. See Note 12.

      ProLogis’ employees participate in a long-term incentive plan (the “Incentive Plan”) and members of the board who are not employees participate in the Share Option Plan for Outside Trustees (the “Outside Trustees Plan”). Compensation under the Incentive Plan and the Outside Trustees Plan is generally in the form of Common Shares. There are an aggregate of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) that have been made available for award under the Incentive Plan, of which 6,002,000 Common Shares were available for future awards at December 31, 2003. Of the total available for future awards, 4,836,000 Common Shares can only be awarded in the form of share options and 1,165,000 Common Shares can only be awarded in other forms as allowed under the Incentive Plan, excluding share options. There are an aggregate of 500,000 Common Shares that have been made available for award under the Outside Trustees Plan of which 310,000 Common Shares were available for

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future awards at December 31, 2003. Under the Incentive Plan and the Outside Trustees Plan, ProLogis generated net proceeds from the exercise of share options and other awards of $21.2 million from the issuance of 1,296,000 Common Shares in 2003, $18.5 million from the issuance of 1,074,000 Common Shares in 2002 and $3.8 million from the issuance of 241,000 Common Shares in 2001. Also in 2003, certain employees who earned awards under the Incentive Plan received cash payments in lieu of Common Shares of $4.1 million. See Note 12.

      In May 2001, ProLogis’ shareholders approved the establishment of the ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”). Under the terms of the Employee Share Plan, employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. The aggregate fair value of Common Shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. In 2003 and 2002, 34,000 and 22,000 Common Shares were purchased, respectively, generating net proceeds to ProLogis of $0.7 million and $0.4 million, respectively.

Preferred Shares

      At December 31, 2003, ProLogis had four series of Preferred Shares outstanding (“Series C Preferred Shares”, “Series D Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of Preferred Shares outstanding have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on Preferred Shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of Preferred Shares can be redeemed at ProLogis’ option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares and Series D Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of Preferred Shares. With respect to the payment of dividends, each series of Preferred Shares ranks on parity with ProLogis’ other series of preferred shares.

      ProLogis’ Preferred Shares outstanding at December 31, 2003 are summarized as follows (amounts in U.S. dollars as applicable):

				Dividend
		Stated		Equivalent Based	Optional
	Number of Shares	Liquidation	Dividend	on Liquidation	Redemption
	Outstanding	Preference	Rate	Preference	Date

Series C Preferred Shares	2,000,000	$50.00	8.54%	$4.27 per share	11/13/26
Series D Preferred Shares(1)	5,000,000	$25.00	7.92%	$1.98 per share	04/13/03
Series F Preferred Shares(2)	5,000,000	$25.00	6.75%	$1.69 per share	11/28/08
Series G Preferred Shares(3)	5,000,000	$25.00	6.75%	$1.69 per share	12/30/08

(1)	These shares were redeemed on January 12, 2004 at a price of $25.00 per share, plus $0.066 in accrued and unpaid dividends for a total redemption value (including accrued dividends) of $125.3 million. ProLogis recognized a charge of $4.2 million representing the excess of the redemption value over the carrying value of these Preferred Shares upon redemption.

(2)	Net proceeds from the issuance of the Series F Preferred Shares on November 28, 2003 were $120.8 million.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Net proceeds from the issuance of the Series G Preferred Shares on December 30, 2003 were $121.0 million.

      The following preferred share redemptions occurred in 2003 and 2001:

•	All of the 2,000,000 outstanding Series E Preferred Shares were redeemed on July 1, 2003 at the price of $25.00 per share, plus $0.3685 in accrued and unpaid dividends; total redemption value (including accrued dividends) was $50.7 million; a charge of $3.6 million representing the excess of the redemption value over the carrying value of the Series E Preferred Shares redeemed was recognized upon redemption (the carrying value of the Series E Preferred Shares included a purchase accounting adjustment that was recognized when these shares were issued as part of a 1999 merger transaction).

•	5,000,000 of the 10,000,000 outstanding Series D Preferred Shares were redeemed on December 1, 2003 at the price of $25.00 per share, plus $0.3355 in accrued and unpaid dividends; total redemption value (including accrued dividends) was $126.7 million; a charge of $4.2 million representing the excess of the redemption value over the carrying value of the Series D Preferred Shares redeemed was recognized upon redemption.

•	All of the 5,400,000 outstanding Series A Preferred Shares were redeemed on May 8, 2001 at the price of $25.00 per share, plus $0.2481 in accrued and unpaid dividends; total redemption value (including accrued dividends) was $136.3 million; a charge of $4.6 million representing the excess of the redemption value over the carrying value of the Series A Preferred Shares redeemed was recognized upon redemption.

•	All 183,302 of the outstanding Series B Convertible Preferred Shares were redeemed on March 20, 2001 at the price of $25.00 per share, plus $0.442 in accrued and unpaid dividends; total redemption value (including accrued dividends) was $4.7 million; a charge of $0.2 million representing the excess of the redemption value over the carrying value of the Preferred Shares redeemed was recognized upon redemption.

Shelf Registration

      ProLogis has a shelf registration statement on file with the SEC that allows it to issue securities in the United States in the form of debt securities, Preferred Shares, Common Shares, rights to purchase Common Shares and Preferred Share purchase rights on an as-needed basis. During 2003, ProLogis increased its existing $608.0 million of shelf-registered securities by $692.0 million. Also in 2003, ProLogis issued $300.0 million of debt securities and $250.0 million of Preferred Shares. At December 31, 2003, $750.0 million of shelf-registered securities were available for issuance, subject to ProLogis’ ability to affect an offering on satisfactory terms.

Ownership Restrictions

      For ProLogis to qualify as a REIT under the Code, five or fewer individuals may own not more than 50% of the value of its outstanding shares of beneficial interest at any time during the last half of ProLogis’ taxable year. Therefore, ProLogis’ Declaration of Trust restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of ProLogis’ outstanding shares of beneficial interest by a single person, or persons acting as a group, to 9.8% of ProLogis’ outstanding shares. This provision assists ProLogis in protecting and preserving its REIT status and protects the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares.

      Shares of beneficial interest owned by a person or group of persons in excess of these limits are subject to redemption by ProLogis. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the status of ProLogis as a REIT for federal income tax

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes will not be jeopardized or the disqualification of ProLogis as a REIT is advantageous to the shareholders.

      Previously, Security Capital had been exempt from these ownership restrictions and, for tax purposes, Security Capital’s ownership interest was attributed to its shareholders. This exemption was granted under an investor agreement with Security Capital and was effective while Security Capital’s ownership interest exceeded 9.8% of ProLogis’ outstanding shares. Security Capital’s ownership interest fell below 9.8% on May 14, 2002, the date it became a subsidiary of GE Capital. Under the terms of the merger agreement between GE Capital and Security Capital, whereby Security Capital became an indirect wholly owned subsidiary of GE Capital, a portion of ProLogis’ Common Shares that had been owned by Security Capital were part of the merger consideration that GE Capital paid to Security Capital’s shareholders. On July 21, 2003, Security Capital divested all of its holdings of Common Shares. See Note 14.

8.     Distributions and Dividends:

Common Share Distributions

      In order to comply with the REIT requirements of the Code, ProLogis is generally required to make Common Share distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (a) 90% of its “REIT taxable income” computed without regard to the dividends paid deduction and its net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess noncash income. ProLogis’ Common Share distribution policy is to distribute a percentage of its cash flow that ensures that ProLogis will meet the distribution requirements of the Code and that allows ProLogis to maximize the cash retained to meet other cash needs, such as capital improvements and other investment activities.

      In December 2003, the Board announced a projected increase in the annual distribution level for 2004 from $1.44 to $1.46 per Common Share. The payment of Common Share distributions is subject to the discretion of the Board and is dependent upon ProLogis’ financial condition and operating results, and may be adjusted at the discretion of the Board during the year. A distribution of $0.365 per Common Share for the first quarter of 2004 was declared on January 29, 2004. This distribution is to be paid on February 27, 2004 to holders of Common Shares on February 13, 2004.

      Common Share distributions to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Common Share distributions that exceed ProLogis’ current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the shareholder’s basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s Common Shares. At the beginning of each year, ProLogis notifies its shareholders of the taxability of the Common Share distributions paid during the preceding year. The following summarizes the taxability of Common Share distributions for the periods indicated (in U.S. dollars; taxability for 2003 is estimated):

	Years Ended December 31,

	2003	2002	2001

Per Common Share:
Ordinary income	$1.23	$0.95	$1.09
Capital gains	0.05	0.06	0.19
Return of capital	0.16	0.41	0.10

Total	$1.44	$1.42	$1.38

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Share Dividends

      Annual per share dividends paid on each series of Preferred Shares were as follows for the periods indicated (in U.S. dollars):

	Years Ended December 31,

	2003(1)	2002(2)	2001(3)

Series A(4)	$—	$—	$0.84
Series B(5)	—	—	0.44
Series C	4.27	4.27	4.27
Series D(6)	1.98	1.98	1.98
Series E(7)	1.09	2.19	2.19
Series F(8)	0.15	—	—
Series G(9)	—	—	—

(1)	For federal income tax purposes, $4.11 of the Series C dividend, $1.90 of the Series D dividend, $1.05 of the Series E dividend and $0.14 of the Series F dividend are estimated to represent ordinary income to the holders. The remaining portions of each dividend are estimated to represent capital gains.

(2)	For federal income tax purposes, $4.04 of the Series C dividend, $1.87 of the Series D dividend and $2.07 of the Series E dividend represent ordinary income to the holders. The remaining portions of each dividend represent capital gains.

(3)	For federal income tax purposes, $0.71 of the Series A dividend, $0.38 of the Series B dividend, $3.63 of the Series C dividend, $1.68 of the Series D dividend and $1.86 of the Series E dividend represent ordinary income to the holders. The remaining portions of each dividend represent capital gains.

(4)	The Series A Preferred Shares were redeemed on May 8, 2001.

(5)	The Series B Convertible Preferred Shares were redeemed on March 20, 2001.

(6)	ProLogis redeemed 5,000,000 of the 10,000,000 outstanding Series D Preferred Shares on December 1, 2003. The Series D Preferred Shares that were redeemed in 2003 earned dividends of $1.82 per share prior to their redemption. All of the remaining Series D Preferred Shares were redeemed on January 12, 2004.

(7)	The Series E Preferred Shares were redeemed on July 1, 2003.

(8)	The Series F Preferred Shares were issued on November 28, 2003.

(9)	The Series G Preferred Shares were issued on December 30, 2003.

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

      ProLogis’ tax return for the year ended December 31, 2003 has not been filed. The taxability information presented for ProLogis’ distributions and dividends paid in 2003 is based upon the best available data. ProLogis’ tax returns for previous tax years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Common Share:

      A reconciliation of the denominator used to calculate basic net earnings attributable to Common Shares per share to the denominator used to calculate diluted net earnings attributable to Common Shares per share for the periods indicated is as follows (in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net earnings attributable to Common Shares	$212,367	$216,166	$86,038
Minority interest(1)	4,959	5,508	—
Series B Convertible Preferred Share dividends(2)	—	—	81

Adjusted net earnings attributable to Common Shares	$217,326	$221,674	$86,119

Weighted average Common Shares outstanding — Basic	179,245	177,813	172,755
Weighted average convertible limited partnership units(1)	4,773	4,938	—
Weighted average conversion of Series B Convertible Preferred Shares(2)	—	—	1,544
Incremental weighted average effect of potentially dilutive instruments(3)	3,204	2,118	898

Adjusted weighted average Common Shares outstanding — Diluted	187,222	184,869	175,197

Net earnings attributable to Common Shares per share — Basic	$1.18	$1.22	$0.50

Net earnings attributable to Common Shares per share — Diluted	$1.16	$1.20	$0.49

(1)	For 2001, weighted average limited partnership units of 5,087,000 were not included in the calculation of diluted net earnings attributable to Common Shares per share as the effect, on an as-converted basis, was antidilutive.

(2)	The Series B Convertible Preferred Shares were redeemed on March 20, 2001.

(3)	Total weighted average potentially dilutive instruments outstanding were 10,937,000, 10,866,000 and 9,236,000 for 2003, 2002 and 2001, respectively. Of the total potentially dilutive instruments, 503,000, 2,101,000 and 2,258,000 were antidilutive for 2003, 2002 and 2001, respectively.

10.     Business Segments:

      ProLogis has two reportable business segments:

•	Property operations — Representing the long-term ownership, management and leasing of industrial distribution properties in the United States, Mexico, Europe and Japan (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager). Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

•	CDFS business — representing the development, acquisition and rehabilitation and/or acquisition and repositioning of industrial distribution properties in the United States, Mexico, Europe and Japan with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager or to sell the developed properties to third parties. Additionally,

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ProLogis earns fees for development activities on behalf of customers or third parties and realize profits from the sales of land parcels when their development plans no longer include the development parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location.

      The assets of the CDFS business segment generally include properties under development and land held for development. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included in the income of the CDFS business segment.

      Through December 31, 2002, ProLogis’ investments in companies that operated temperature-controlled distribution networks met the criteria of SFAS No. 131 to be presented as a reportable business segment. Beginning in 2003, these investments no longer met the requirements to be separately reported. Consequently, ProLogis’ investments in temperature-controlled distribution operating companies are no longer separately presented and amounts for periods previously presented have been reclassified.

      For both of ProLogis’ reportable operating segments, reconciliations are presented below for: (i) income from external customers to ProLogis’ total income; (ii) net operating income from external customers to ProLogis’ total operating income; and (iii) assets to ProLogis’ total assets. ProLogis’ chief operating decision makers rely primarily on operating income and similar measures to make decisions about allocating resources and assessing segment performance. The components of ProLogis’ operating income that are also components of net operating income are allocated to each reportable operating segment. All other items are reflected as reconciling items. The following reconciliations are presented in thousands of U.S. dollars:

	Years Ended December 31,

	2003	2002	2001

Income:
Property operations:
United States(1)(2)	$561,170	$554,542	$558,137
Mexico(2)	18,343	19,507	21,189
Europe(1)(3)	34,276	28,636	22,681
Japan(1)	3,724	239	—

Total property operations segment	617,513	602,924	602,007

CDFS business:
United States(4)	48,967	47,716	69,469
Mexico(5)	4,072	11,673	(10)
Europe(6)(7)	48,646	90,733	86,270
Japan(8)	27,920	6,733	—

Total CDFS business segment	129,605	156,855	155,729

Reconciling items:
Income (loss) from certain unconsolidated investees(9)(10)	(13,013)	7,072	(111,468)

Total reconciling items	(13,013)	7,072	(111,468)

Total income	$734,105	$766,851	$646,268

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

Operating income:
Property operations:
United States(1)(2)	$429,414	$432,397	$436,743
Mexico(2)	16,732	17,159	19,546
Europe(1)(3)	30,971	27,813	21,205
Japan(1)	3,556	239	—

Total property operations segment	480,673	477,608	477,494

CDFS business:
United States(4)	44,871	43,930	65,653
Mexico(5)	4,060	11,500	(73)
Europe(6)(7)	47,946	90,151	86,167
Japan(8)	27,920	6,733	—

Total CDFS business segment	124,797	152,314	151,747

Reconciling items:
Income (loss) from certain unconsolidated investees(9)(10)	(13,013)	7,072	(111,468)
General and administrative expenses	(65,907)	(53,893)	(50,274)
Depreciation and amortization	(164,969)	(153,075)	(143,465)
Other expenses	(2,800)	—	(32)

Total reconciling items	(246,689)	(199,896)	(305,239)

Operating income	$358,781	$430,026	$324,002

	December 31,

	2003	2002	2001

Assets:
Property operations:
United States(11)(12)	$3,714,022	$3,740,050	$3,684,747
Mexico(2)(12)	115,922	94,602	150,483
Europe(11)(12)	802,639	711,525	302,435
Japan(11)	52,914	3,396	—

Total property operations segment	4,685,497	4,549,573	4,137,665

CDFS business:
United States	224,086	260,692	272,281
Mexico	28,373	29,865	18,205
Europe(11)	659,874	567,140	629,159
Japan	243,064	123,650	43,451

Total CDFS business segment	1,155,397	981,347	963,096

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002	2001

Reconciling items:
Investments in and advances to unconsolidated investees	116,316	182,769	364,203
Cash	331,503	110,809	27,989
Accounts and notes receivable	3,418	12,864	6,888
Other assets	77,071	74,018	58,143

Total reconciling items	528,308	380,460	457,223

Total assets	$6,369,202	$5,911,380	$5,557,984

(1)	Amounts include the operations of ProLogis that are reported on a consolidated basis and the amounts recognized under the equity method from ProLogis’ investments in the property funds. See Note 4.

(2)	Although certain properties owned by ProLogis North American Properties Fund V in 2003 and 2002 are located in Mexico (15 properties at December 31, 2003 and 13 properties at December 31, 2002), ProLogis classifies its entire investment in ProLogis North American Properties Fund V and the associated income recognized under the equity method from its investment in this property fund as part of its United States income, operating income and assets in the property operations segment.

(3)	Amounts recognized under the equity method include net foreign currency exchange losses of $13.4 million and $4.5 million in 2003 and 2002, respectively, and net foreign currency exchange gains of $0.8 million in 2001. See Note 4.

(4)	Includes $45.7 million, $45.3 million and $56.2 million of net gains (including previously deferred gains) recognized by ProLogis related to the contribution of properties to property funds for 2003, 2002 and 2001, respectively. See Note 4.

(5)	Includes $4.1 million and $12.5 million of net gains (including previously deferred gains) recognized by ProLogis related to the contribution of properties to ProLogis North American Properties Fund V for 2003 and 2002, respectively. See Note 4.

(6)	Includes $47.5 million, $52.7 million and $29.5 million of net gains (including previously deferred gains) recognized by ProLogis (including amounts earned by Kingspark S.A. after June 30, 2002) related to the contribution of properties to ProLogis European Properties Fund in 2003, 2002 and 2001, respectively. In addition, includes amounts recognized under the equity method from ProLogis’ investment in Kingspark S.A. were $29.5 million and $55.8 million in 2002 (through June 30) and 2001, respectively. See Notes 2 and 4.

(7)	Amounts recognized under the equity method related to ProLogis’ investments in Kingspark S.A. and Kingspark LLC in 2002 (through June 30) and 2001 include net gains from the contributions of properties to ProLogis European Properties Fund ($10.5 million and $23.0 million, respectively) and net foreign currency exchange gains and losses (a net $4.4 million gain and a net loss of $4.6 million, respectively). See Notes 2 and 4.

(8)	Includes $27.9 million and $6.2 million of net gains recognized by ProLogis related to the contribution of properties to ProLogis Japan Properties Fund for 2003 and 2002, respectively. See Note 4.

(9)	Includes amounts recognized under the equity method related to ProLogis’ investments in ProLogis Logistics and CSI/ Frigo LLC. ProLogis recognized a loss of $2.3 million in 2003, income of $4.2 million in 2002 and a loss of $58.5 million in 2001 from these investments. See Note 4.

(10)	Includes amounts recognized under the equity method related to ProLogis’ investments in TCL Holding and CSI/ Frigo LLC. ProLogis recognized a loss of $10.7 million in 2003, income of $2.9 million in 2002 and a loss of $53.0 million in 2001 (including $8.4 million and $4.2 million of net foreign currency

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange gains in 2003 and 2002, respectively, and net foreign currency exchange losses of $3.5 million in 2001) from these investments. See Note 4.

(11)	Amounts include investments presented under the equity method. See Note 4.

(12)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold as follows:

•	United States: $388.2 million, $326.8 million and $352.7 million at December 31 2003, 2002 and 2001, respectively;

•	Mexico: $59.8 million, $45.3 million and $86.0 million at December 31, 2003, 2002 and 2001, respectively; and

•	Europe: $480.3 million, $290.9 million and $174.0 million at December 31, 2003, 2002 and 2001, respectively.

11.	Supplemental Cash Flow Information:

      Non-cash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 are as follows:

•	ProLogis received $55.8 million, $67.3 million and $92.6 million of equity interests in property funds from the contribution of properties to these property funds during 2003, 2002 and 2001, respectively.

•	Net foreign currency translation adjustments of $101.2 million, $111.0 million and $(30.0) million were recognized in 2003, 2002 and 2001, respectively.

•	Limited partnership units aggregating $0.4 million, $1.5 million and $0.2 million were converted into Common Shares in 2003, 2002 and 2001, respectively.

•	During 2003, 2002, and 2001, ProLogis capitalized portions of the total cost of its share-based compensation awards of $5.0 million, $4.1 million and $1.9 million, respectively, to the investment basis of its real estate assets.

•	As partial consideration for certain property contributions, ProLogis received a $24.9 million note receivable from ProLogis North American Properties Fund V in September 2003. The outstanding balance on this note at December 31, 2003 was $6.7 million. As partial consideration for a property contribution, ProLogis received a $21.4 million note receivable from ProLogis Japan Properties Fund in December 2003. This note was repaid in January 2004.

•	On October 23, 2002, ProLogis acquired the voting common stock of ProLogis Logistics and began presenting its investment in ProLogis Logistics on a consolidated basis. Prior to this change in reporting method, ProLogis’ investment in ProLogis Logistics was presented under the equity method. See Notes 2 and 4. At October 23, 2002, ProLogis’ investment in ProLogis Logistics was $85.5 million. ProLogis Logistics had total assets of $117.3 million, liabilities to third parties of $17.7 million, minority interest liability to ProLogis of $99.6 million and net equity of ($31,000) at October 23, 2002.

•	On July 1, 2002, ProLogis acquired the voting membership interests in Kingspark LLC. Kingspark LLC owned the voting common stock of Kingspark S.A. Consequently, ProLogis began presenting its investments in both Kingspark S.A. and Kingspark LLC on a consolidated basis. Prior to this change in reporting method, ProLogis’ investments in Kingspark LLC and Kingspark S.A. were presented under the equity method. See Notes 2 and 4. At June 30, 2002, ProLogis’ combined investments in Kingspark LLC and Kingspark S.A. were $510.1 million (net of amounts deferred related to the portion of gains that do not qualify for current income recognition of $19.5 million — see Note 4). Kingspark S.A. and Kingspark LLC had combined total assets of $644.0 million; combined liabilities

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to third parties of $114.1 million (including $31.4 million of line of credit borrowings); combined minority interest liability to ProLogis of $529.6 million (including loans of $429.7 million) and net equity of $0.3 million at July 1, 2002.

•	ProLogis assumed $37.2 million of secured debt in connection with the acquisition of properties in 2002. In 2001, in connection with the acquisition of a property, a municipality issued $10.3 million of assessment bonds to ProLogis.

•	In connection with the original agreement for the acquisition of Kingspark S.A., ProLogis issued 67,000 Common Shares valued at $1.5 million in 2001.

•	ProLogis received $2.3 million of the proceeds from the sales of properties to third parties in the form of notes receivable in 2001.

•	Series B Convertible Preferred Shares aggregating $151.8 million were converted into Common Shares in 2001.

•	In 2001, ProLogis contributed 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest in ProLogis European Properties Fund of $83.0 million. ProLogis European Properties S.a.r.l. had total assets of $403.9 million and total liabilities of $248.1 million at January 7, 2000, the date that ProLogis contributed 50.1% of its investment in ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund. ProLogis recognized its investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. under the equity method from January 7, 2000 through January 6, 2001. See Note 4.

12.     Long-Term Compensation:

Incentive Plan and Outside Trustees Plan

      The Incentive Plan includes, a share option plan, a restricted share unit plan and a performance share plan. No more than 22,600,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. Common Shares may be awarded under the Incentive Plan through 2007. Additionally, ProLogis has 500,000 Common Shares authorized for issuance under the Outside Trustees Plan. At December 31, 2003, 6,002,000 Common Shares remain to be issued under the Incentive Plan and 310,000 Common Shares remain to be issued under the Outside Trustees Plan. Of the total available for future awards under the Incentive Plan, 4,836,000 Common Shares can only be awarded in the form of share options and 1,165,000 Common Shares can only be awarded in other forms as allowed under the Incentive Plan, excluding share options.

Share Options

      ProLogis has granted various share options under the Incentive Plan and the Outside Trustees Plan. Share options issued under the Incentive Plan and the Outside Trustees Plan provide for graded vesting at various rates over periods from one to 10 years, subject to certain conditions. Except as noted below, each

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share option is exercisable into one Common Share. Share options outstanding at December 31, 2003 were as follows:

				Weighted
				Average
	Number of		Expiration	Remaining
	Options	Exercise Price(1)	Date	Life

Outside Trustees Plan(2)(3)	145,000	$19.75-$27.56	2004-2013	7.0 years
Share option plan(4):
1997 grants(5)	155,899	$21.21875	2007	3.7 years
1998 grants(5)	906,943	$20.9375-$21.0937	2008	4.8 years
1999 grants(5)	931,239	$17.1875-$19.71875	2009	5.7 years
2000 grants(5)	964,807	$21.75-$24.25	2010	6.7 years
2001 grants(6)	1,244,686	$20.675-$22.02	2011	7.7 years
2002 grants(7)	1,677,726	$21.89-$24.755	2012	8.7 years
2003 grants(7)	1,940,255	$24.905-$31.265	2013	9.7 years
Associated with Common Shares purchased by employees(8):
1997 grants	1,111,902	$21.21875	2007	3.7 years
2002 grants	563,242	$24.643	2007	3.7 years
Other grants(9)	54,442	$14.375-$21.9375	2004	0.5 years
Options sold to unconsolidated investees(10)	180,397	$18.625-$24.5625	2008-2011	6.4 years

Total	9,876,538

(1)	The exercise price is equal to the average of the high and low market prices on the date of grant for each issuance.

(2)	Share options granted generally vest over a four-year period.

(3)	The holders of share options granted before 2001 earn dividend equivalent units (“DEU”) each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. The holders of share options granted in 2001 earn DEUs only through the vesting period of the underlying share option and the holders of share options granted in 2002 and later do not earn DEUs.

(4)	Share options granted in 1997 vested over a five-year period and are fully vested at December 31, 2003. All other share options granted vest over a four-year period.

(5)	The holders of these share options earn DEUs each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option.

(6)	The holders of these share options earn DEUs each year until the earlier of the date the underlying share option is exercised or the end of the vesting period of the underlying share option.

(7)	The holders of these share options do not earn DEUs.

(8)	In September 1997, certain employees of ProLogis purchased Common Shares at a price of $21.21875 per share. ProLogis financed 95% of the total price ($27.3 million) of the 1,356,834 Common Shares purchased through ten-year, recourse notes to the participants. For each Common Share purchased, participants were granted two options each to purchase one Common Share for $21.21875. In November 2002, ProLogis repurchased the 393,602 Common Shares that were outstanding from the 1997 employee purchases for $24.643 per share. The employees who sold their Common Shares to

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ProLogis used the $9.7 million of proceeds that they received from the sales of their Common Shares to repay all of the outstanding amounts due on their notes. As incentive to allow ProLogis to repurchase these Common Shares, ProLogis issued 587,793 share options, each to purchase one Common Share for $24.643 to the employees. All of the share options issued in 1997 are fully exercisable and all but 59,804 of the share options issued in 2002 are fully exercisable.

(9)	ProLogis share options were issued to holders of options of a company that was merged with and into ProLogis in 1999. These share options are all fully exercisable into 1.1 Common Shares, plus $2.00 each.

(10)	The holders of share options granted by the unconsolidated investees to their employees before 2001 earn DEUs each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. The holders of share options granted by the unconsolidated investees to their employees in 2001 earn DEUs only through the vesting period of the underlying share option. No share options were sold to unconsolidated investees after 2001. All of the share options granted to employees of unconsolidated investees vest over a four-year period.

      The weighted average fair value of the share options granted under the Incentive Plan to ProLogis’ employees and granted under the Outside Trustees Plan during 2003 was $4.20 per option. The activity with respect to ProLogis’ share options is presented below for the periods indicated.

		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Options	Exercise
	Options	Price	Exercisable	Price

Balance at December 31, 2000	7,720,606	$21.11	2,736,118	$21.11

Granted/ Sold	1,832,538	$20.69
Exercised	(237,229)	$22.35
Forfeited	(225,055)	$21.44

Balance at December 31, 2001	9,090,860	$21.04	4,190,723	$20.80

Granted	2,490,311	$24.69
Exercised	(1,203,603)	$20.44
Forfeited	(1,060,238)	$21.63

Balance at December 31, 2002	9,317,330	$22.08	5,098,573	$21.39

Granted	1,991,055	$29.95
Exercised	(989,730)	$21.83
Forfeited	(442,117)	$22.74

Balance at December 31, 2003	9,876,538	$23.72	5,489,352	$21.63

Restricted Share Units

      Restricted share units (“RSU”) in the form of Common Shares are granted at a rate of one Common Share per RSU from time to time to employees of ProLogis. The RSUs are valued on the grant date based upon the market price of a Common Share on that date. ProLogis recognizes the value of the RSUs granted over the applicable vesting period as compensation expense. During 2003, 230,000 RSUs were granted at a total value of $7.4 million, 78,175 RSUs were exercised at a total value of $1.6 million and 13,700 RSUs were forfeited at a total value of $0.3 million. At December 31, 2003, there were 703,750 RSUs outstanding at a total value of $17.6 million. Of the RSUs outstanding, 306,250 are vested and their total value of $6.5 million has been recognized as expense. Also at December 31, 2003, an additional $0.7 million had been recognized as

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense associated with the RSUs that vest during 2004. The remaining RSUs outstanding at December 31, 2003 will vest through 2007 as follows (in thousands of U.S. dollars, except share amounts):

	Number of	Value Remaining
	Units	to be Expensed

2004	99,375	$2,081
2005	99,375	2,789
2006	99,375	2,789
2007	99,375	2,789

Total	397,500	$10,448

Performance Share Plan

      Under the performance share plan, certain employees are granted performance share awards (“PSA”). The grants are based on certain performance criteria established in advance for each employee eligible for the grant. If, based on the performance criteria, a PSA is earned, the recipient must continue to be employed by ProLogis for two years before any portion of the grant is vested. The PSAs carry no voting rights during this two-year waiting period but do earn DEUs, which are vested at the end of the two-year waiting period. The PSAs are valued on the grant date, generally December 31st, based upon the market price of a Common Share on that date. ProLogis recognizes the value of the PSAs granted over the two-year vesting period as compensation expense. For the PSAs that were earned on December 31, 2003 and 2002, ProLogis gave certain employees the option to receive their award in the form of Common Shares or in cash. When cash is paid in settlement of vested PSAs, ProLogis recognizes any excess of the total amount of cash paid over the original value of the award as additional expense at the time the payment is made.

      At December 31, 2003, there were 680,828 PSAs outstanding at a total value of $18.8 million, of which 272,400 PSAs with a total value of $8.7 million were granted in 2003. Of the total PSAs outstanding at December 31, 2003, 155,678 were vested and the holders received Common Shares or cash payments equal to the $3.7 million value of these PSAs in January 2004. ProLogis has expensed $3.2 million of the value of the PSAs that have not vested at December 31, 2003. The PSAs remaining at December 31, 2003 will vest through 2005 as follows (in thousands of U.S. dollars, except share amounts):

	Number of	Value Remaining
	Units	to be Expensed

2004.	252,750	$7,549
2005.	272,400	4,371

Total	525,150	$11,920

Dividend Equivalent Units

      DEUs in the form of Common Shares are earned at a rate of one Common Share per DEU for certain share options, RSUs and PSAs. The DEUs are valued on the grant date (December 31st) based on the market price of the Common Shares on that date. ProLogis recognizes that value as compensation expense over the vesting period of the underlying grant. The DEUs vest in accordance with the vesting schedule of the underlying share option, RSU or PSA. Beginning in 2002, share options granted do not earn DEUs. Of the total RSUs outstanding, 167,500 RSUs do not earn DEUs but do receive dividends at ProLogis’ current Common Share annual distribution rate. All PSAs earn DEUs.

      At December 31, 2003, there were 1,191,528 DEUs outstanding, of which 1,051,290 were vested. The total value of the DEUs outstanding was $30.1 million, of which $26.3 million has been expensed at

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003. The remaining DEUs outstanding at December 31, 2003 will vest through 2005 as follows (in thousands of U.S. dollars, except share amounts):

	Number of	Value Remaining
	Units	to be Expensed

2004.	97,919	$2,634
2005.	42,319	1,200

Total	140,238	$3,834

401(k) Savings Plan and Trust

      ProLogis has a 401(k) Savings Plan and Trust (“401(k) Plan”), that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees’ annual compensation (within the statutory compensation limit). A total of 190,000 Common Shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed Common Shares is based on the employees’ years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2003, no Common Shares have been issued under the 401(k) Plan. All of ProLogis’ matching contributions have been made with Common Shares purchased by ProLogis in the open market.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Selected Quarterly Financial Data (Unaudited):

      Selected quarterly financial data (in thousands of U.S. dollars, except for per share amounts) for 2003 and 2002 is as follows:

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,	Total

2003:
Rental income	$142,122	$137,241	$133,043	$133,658	$546,064

Operating income	$91,226	$103,013	$49,171	$115,371	$358,781

Earnings before certain net gains and foreign currency exchange gains (expenses/losses), net	$53,110	$62,760	$9,139	$75,273	$200,282
Gain (loss) on dispositions of real estate, net	383	3,207	(216)	(1,736)	1,638
Gain on partial redemption of investment	—	—	—	74,716	74,716
Foreign currency exchange gains (expenses/losses), net	(5,102)	(3,669)	(1,970)	154	(10,587)
Total income tax expense	(1,507)	(6,638)	(3,653)	(3,576)	(15,374)

Net earnings	46,884	55,660	3,300	144,831	250,675
Less preferred share dividends	8,179	8,179	7,092	7,035	30,485
Less excess of redemption value over carrying value of preferred shares redeemed	—	—	3,587	4,236	7,823

Net earnings (loss) attributable to Common Shares	$38,705	$47,481	$(7,379)	$133,560	$212,367

Net earnings (loss) attributable to Common Shares per share — Basic	$0.22	$0.27	$(0.04)	$0.74	$1.18

Net earnings (loss) attributable to Common Shares per share — Diluted	$0.21	$0.26	$(0.04)	$0.72	$1.16

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,	Total

2002:
Rental income	$136,557	$134,218	$132,076	$139,351	$542,202

Operating income	$116,039	$114,482	$71,399	$128,106	$430,026

Earnings before certain net gains and foreign currency exchange gains (expenses/losses), net	$72,428	$73,778	$35,513	$90,714	$272,433
Gain (loss) on dispositions of real estate, net	(153)	4,800	482	1,519	6,648
Foreign currency exchange gains (expenses/losses), net	(339)	(6,533)	4,404	437	(2,031)
Total income tax expense	(8,761)	(7,031)	(7,008)	(5,369)	(28,169)

Net earnings	63,175	65,014	33,391	87,301	248,881
Less preferred share dividends	8,179	8,179	8,179	8,178	32,715

Net earnings attributable to Common Shares	$54,996	$56,835	$25,212	$79,123	$216,166

Net earnings attributable to Common Shares per share — Basic	$0.31	$0.32	$0.14	$0.44	$1.22

Net earnings attributable to Common Shares per share — Diluted	$0.31	$0.31	$0.14	$0.44	$1.20

      In order to conform to the presentation adopted in the fourth quarter of 2003 to reflect rental expense recoveries from customers as a part of rental income rather than as a reduction to rental expenses, rental income amounts for the three-month periods ended March 31, 2003, June 30, 2003, September 30, 2003 as reported in ProLogis’ Quarterly Reports on Form 10-Q for those quarterly periods and for the three-month periods in 2002 as reported in ProLogis’ 2002 Annual Report on Form 10-K are presented after reclassification. This adjustment has no effect on ProLogis’ net earnings attributable to Common Shares for these periods.

14.     Related Party Transactions:

Transactions with Related Parties

      ProLogis paid a fee of $4.1 million to an affiliate of Macquarie Bank related to capital raised in ProLogis European Properties Fund in 2003. Macquarie Bank has an ownership interest in the manager of ProLogis-Macquarie Fund. See Note 4.

Transactions with Chairman and Chief Executive Officer

Investments

      ProLogis invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Code. Third parties including entities in which Security Capital, previously ProLogis’ largest shareholder, held non-voting ownership interests held the voting ownership common stock of these companies. The Code was amended in 2001 to allow ProLogis to have a voting ownership interest in these

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

types of entities. ProLogis began negotiations to acquire the voting ownership interests in these entities in 2000. Before the acquisitions were completed it was determined that some state income tax laws governing REITs would not be changed to coincide with the amendments to the Code. Therefore, CSI/Frigo LLC and Kingspark LLC, limited liability companies in which K. Dane Brooksher, ProLogis’ Chairman and Chief Executive Officer, owned the voting membership interests, acquired the voting ownership interests in TCL Holding, ProLogis Logistics and Kingspark S.A. from the third parties and Security Capital.

      At December 31, 2003, Mr. Brooksher had a voting ownership interest in CSI/Frigo LLC, which has a voting ownership interest in only TCL Holding. CSI/Frigo LLC also had a voting ownership interest in ProLogis Logistics through October 23, 2002 at which time it was acquired by ProLogis. Through July 1, 2002, Mr. Brooksher had a voting ownership interest in Kingspark LLC. In April 2003, Kingspark LLC’s voting ownership interest in Kingspark S.A. was transferred to ProLogis and Kingspark LLC was liquidated. Mr. Brooksher’s ownership interest in CSI/Frigo LLC entitles him to an effective interest in the earnings of TCL Holding of 0.25%. See Note 4.

      Further information on Mr. Brooksher’s ownership interests is as follows:

•	CSI/Frigo LLC, a limited liability company formed on January 5, 2001, acquired 100% of the voting common stock of both TCL Holding and ProLogis Logistics (both entities in which ProLogis owned 100% of the non- voting preferred stock) for an aggregate purchase price of $3.3 million. ProLogis made a loan to CSI/Frigo LLC in the amount of $2.9 million. This loan is due January 5, 2011 and bears interest at an annual rate of 8.0%. ProLogis also made a capital contribution to CSI/Frigo LLC of $404,545 and Mr. Brooksher made a capital contribution to CSI/Frigo LLC of $50,000. Mr. Brooksher’s membership interests (after considering the terms of the participating note from CSI/Frigo LLC to ProLogis) entitle him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. Mr. Brooksher is the managing member of CSI/Frigo LLC and he may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher’s membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. CSI/Frigo LLC sold the voting common stock of ProLogis Logistics to ProLogis on October 23, 2002 for $2.6 million. Therefore, as of December 31, 2003, CSI/Frigo LLC’s only remaining ownership interest is in the voting common stock of TCL Holding.

•	Kingspark LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock of Kingspark S.A. (an entity in which ProLogis owned 100% of the non-voting preferred stock) for $8.1 million. ProLogis made a loan to Kingspark LLC in the amount of $7.3 million. This loan had an original maturity date of January 5, 2006 and bore interest at an annual rate of 8.0%. ProLogis made a direct capital contribution to Kingspark LLC in the amount of $770,973. ProLogis made a loan to Mr. Brooksher in the amount of $40,557, all of which was used by Mr. Brooksher to make his capital contribution to Kingspark LLC. Therefore, ProLogis effectively funded the entire purchase price either directly or through loans to Kingspark LLC and Mr. Brooksher. Mr. Brooksher’s membership interests entitled him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Mr. Brooksher was the managing member of Kingspark LLC and he was able to transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There were no provisions that give ProLogis the right to acquire Mr. Brooksher’s membership interests. Mr. Brooksher did not receive compensation in connection with being the managing member. On July 1, 2002, Mr. Brooksher sold his voting membership interests in Kingspark LLC to ProLogis for $45,000, representing the $40,557 principal balance of Mr. Brooksher’s note to ProLogis plus accrued interest on the note since its origination. Kingspark LLC was liquidated in April 2003. See Note 4.

      In 2000, ProLogis invested in GoProLogis and ProLogis PhatPipe, income from which was not REIT qualifying income under the Code. These investments were structured whereby ProLogis would have only a

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-voting preferred stock ownership interest. To complete the transactions, Mr. Brooksher acquired the voting ownership interest in each entity as noted below.

•	GoProLogis owns preferred stock in Vizional. Mr. Brooksher owns all of the voting common stock of GoProLogis, representing a 2% interest in the earnings or losses of GoProLogis and he is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. ProLogis owns all of the non-voting preferred stock of GoProLogis, representing a 98% interest in the earnings or losses of GoProLogis and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in GoProLogis. Mr. Brooksher’s note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis and ProLogis has the right to acquire Mr. Brooksher’s ownership interest beginning in 2001 for a price equal to the outstanding principal amount of the promissory note plus accrued and unpaid interest. GoProLogis has not made any distributions to Mr. Brooksher or ProLogis since its inception. GoProLogis wrote its investment in Vizional to zero in 2002 and Vizional ceased operations in 2002. See Note 4.

•	ProLogis PhatPipe owns preferred stock in PhatPipe. Mr. Brooksher owns all of the voting common stock of ProLogis PhatPipe, representing a 2% interest in the earnings or losses of ProLogis PhatPipe and he is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. ProLogis owns all of the non-voting preferred stock of ProLogis PhatPipe, representing a 98% interest in the earnings or losses of ProLogis PhatPipe and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed recourse promissory notes with the aggregate principal amount of $122,449 to ProLogis PhatPipe in exchange for his interest in the entity. Mr. Brooksher’s notes are payable on September 20, 2005 ($71,429 principal amount) and January 4, 2006 ($51,020 principal amount). Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis has the right to acquire Mr. Brooksher’s ownership interest beginning in 2001 for a price equal to the outstanding aggregate principal amount of the promissory notes plus accrued and unpaid interest. ProLogis PhatPipe has not made any distributions to Mr. Brooksher or ProLogis since its inception. ProLogis PhatPipe wrote its investment in PhatPipe down to zero in 2001 and PhatPipe ceased operations in 2001. See Note 4.

Loans

      During 2002, Mr. Brooksher’s outstanding loan associated with the purchase of Common Shares in 1997 under a loan plan that ProLogis offered to certain of its employees was fully repaid through a $1.0 million cash payment and the repurchase of 33,253 Common Shares from Mr. Brooksher. See Note 12.

Transactions with Other Senior Officers

      Entities in which Irving F. Lyons, III, ProLogis’ Vice Chairman and Chief Investment Officer, has ownership interests, owned 2,459,183 of the outstanding limited partnership units in ProLogis Limited Partnership-I at December 31, 2003 or 17.1% of ProLogis Limited Partnership-I’s total units outstanding at December 31, 2003. Mr. Lyons’ effective ownership in ProLogis Limited Partnership-I was 1.8% at December 31, 2003. See Note 6.

      Jeffrey H. Schwartz, ProLogis’ President of International Operations and President and Chief Operating Officer — Asia, owned all of the outstanding limited partnership units in ProLogis Limited Partnership-III at December 31, 2003 or 4.75% of ProLogis Limited Partnership-III’s total units outstanding at December 31, 2003 and 49,587 of the outstanding limited partnership units in ProLogis Limited Partnership-IV at

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003 or 1.0% of ProLogis Limited Partnership-IV’s total units outstanding at December 31, 2003. See Note 6.

15.	Financial Instruments:

Fair Value of Financial Instruments

      The following estimates of the fair value of financial instruments have been determined by ProLogis using available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that ProLogis would realize upon disposition.

      At December 31, 2003 and 2002, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments. Similarly, the carrying values of the revolving lines of credit balances outstanding approximate their fair values as of those dates since the interest rates on the revolving lines of credit are based on current market rates. At December 31, 2003 and 2002, the fair values of ProLogis’ senior unsecured debt, secured debt (including mortgage notes and securitized debt) and assessment bonds have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair values of ProLogis’ senior unsecured debt, secured debt and assessment bonds from the carrying values in the table below are the result of differences in the interest rates that were available to ProLogis at December 31, 2003 and 2002 from the interest rates that were in effect when the debt was issued. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt exceed the benefit that would be derived from refinancing at the lower rates.

      At December 31, 2003 and 2002, the fair values of ProLogis’ derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers. As ProLogis marks its derivative financial instruments to market, their fair values are the same as their carrying values. The carrying value of the foreign currency forward contract is included as other liabilities and the carrying values of the foreign currency put option contracts and the interest rate swap contracts are included as other assets in ProLogis’ Consolidated Balance Sheet.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the carrying amounts and estimated fair values of ProLogis’ financial instruments as of the periods indicated (in thousands of U.S. dollars):

	December 31,

	2003		2002

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior unsecured debt	$1,776,789	$1,978,165	$1,630,094	$1,783,943

Secured debt and assessment bonds:
Mortgage notes and securitized debt	$506,659	$558,570	$547,324	$593,605
Assessment bonds	7,753	8,517	8,654	9,243

Total secured debt and assessment bonds	$514,412	$567,087	$555,978	$602,848

Derivative financial instruments:
Foreign currency put option contracts	$167	$167	$492	$492
Foreign currency forward contract	$(367)	$(367)	$—	$—
Interest rate swap contracts	$87	$87	$—	$—

Derivative Financial Instruments

      ProLogis uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. ProLogis does not use derivative financial instruments for trading purposes.

      The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency exchange rates). The use of derivative financial instruments allows ProLogis to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effects these fluctuations would have on ProLogis’ income and cash flows.

      Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties, primarily global commercial banks. ProLogis does not anticipate non-performance by any of the counterparties to its derivative contracts. However, should a counterparty fail to perform, ProLogis would incur a financial loss to the extent of the positive fair market value of the derivative contracts, if any.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity in ProLogis’ derivative contracts for the years ended December 31, 2003 and 2002 (in millions of U.S. dollars):

	Foreign Currency	Foreign Currency	Interest
	Put Options(1)	Forward Swap(2)	Rate Swaps(3)

Notional amounts at December 31, 2001	$65.5	$—	$—
New contracts	56.3	—	—
Matured or expired contracts	(65.7)	—	—

Notional amounts at December 31, 2002	56.1	—	—
New contracts	110.9	47.4	94.7
Matured or expired contracts	(109.1)	—	—

Notional amounts at December 31, 2003	$57.9	$47.4	$94.7

(1)	The foreign currency put option contracts are paid in full at execution and are related to ProLogis’ operations in Europe and Japan. The put option contracts provide ProLogis with the option to exchange euro, pound sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts represent the U.S. dollar equivalent of put option contracts with notional amounts of 28.4 million euro, 7.7 million pound sterling and 874.4 million yen at December 31, 2003 and 38.7 million euro and 9.6 million pound sterling at December 31, 2002. The outstanding contracts do not qualify for hedge accounting treatment and were marked-to-market through results of operations at the end of each period. ProLogis recognized aggregate expense of $2.7 million, $4.4 million and $1.0 million in 2003, 2002 and 2001, respectively, on various put option contracts. The amounts recognized include mark-to-market losses of $1.4 million in 2002 and mark-to-market gains of $0.2 million and $1.1 million in 2003 and 2001, respectively. See Note 2.

(2)	The foreign currency forward swap contract is designated as a net investment hedge of certain of ProLogis’ investments in Europe. The contract allows ProLogis to sell euro at a fixed exchange rate to the U.S. dollar and is settled at maturity. The notional amount of the contract represents the U.S. dollar equivalent of 37.5 million euro at December 31, 2003. This derivative contract qualifies for hedge accounting treatment. ProLogis recognized a mark-to-market adjustment representing a decrease in value of $0.4 million in other comprehensive income in shareholders’ equity at December 31, 2003.

(3)	The interest rate swap contracts are related to an anticipated transaction and are designated as cash flow hedges. The contracts allow ProLogis to fix a portion of the interest rate associated with a debt instrument forecasted to be issued in 2004 for a seven-year period. The notional amounts of the contracts represent the U.S. dollar equivalent of 75.0 million euro at December 31, 2003. These derivative contracts qualify for hedge accounting treatment. ProLogis recognized a mark-to-market adjustment representing an increase in value of $0.1 million in other comprehensive income in shareholders’ equity at December 31, 2003. No ineffectiveness was recognized during 2003. Amounts reported in other comprehensive income related to these derivative contracts will be reclassified to interest expense as interest payments are made on ProLogis’ forecasted debt issuance. ProLogis is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of three months.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INDEPENDENT AUDITORS’ REPORT

The Board of Trustees and Shareholders ProLogis:

      Under date of February 3, 2004, we reported on the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related 2003 supplemental Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of ProLogis’ management. Our responsibility is to express an opinion on Schedule III based on our audits.

      In our opinion, supplemental Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2003 and 2002 information set forth therein.

KPMG LLP

San Diego, California

February 3, 2004

PROLOGIS

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003
(In thousands of U.S. dollars, as applicable)

			INITIAL COST TO
			PROLOGIS
					COSTS
					CAPITALIZED
	NO. OF	ENCUM-		BUILDING &	SUBSEQUENT
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	TO ACQUISITION

Operating Properties(d)
North American Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(e)	5,582	3,047	25,589
Atlanta West Distribution Center	20		6,771	34,785	13,990
Breckenridge Distribution Center(d)	1		1,440	—	5,276
Carter-Pacific Business Center	3		556	3,151	1,050
Cedars Distribution Center	1		1,366	7,739	2,912
Greenwood Industrial Center(d)	1		2,497	—	10,980
International Airport Industrial Center	9	(f)	2,939	14,146	5,997
LaGrange Distribution Center	1		174	986	558
McDonough Distribution Center	1		1,507	19,000	3
Northeast Industrial Center	4		1,109	6,283	2,161
Northmont Industrial Center	1		566	3,209	899
Olympic Industrial Center	2		698	3,956	1,859
Peachtree Commerce Business Center	4	(f)	707	4,004	1,300
Piedmont Court Distribution Center	2		885	5,013	2,157
Plaza Industrial Center	1		66	372	111
Pleasantdale Industrial Center	2		541	3,184	743
Riverside Distribution Center	3		2,533	13,336	1,926
South Royal Distribution Center(d)	1		356	2,019	44
Tradeport Distribution Center	3		1,464	4,563	6,650
Weaver Distribution Center	2		935	5,182	1,411
Westfork Industrial Center	10		2,483	14,115	2,322

Total Atlanta, Georgia	80		35,175	148,090	87,938

Austin, Texas
Corridor Park Corporate Center	6		1,652	1,681	15,195
Montopolis Distribution Center	1		580	3,384	1,158
Rutland Distribution Center	2		460	2,617	497
Southpark Corporate Center	7		1,946	—	14,590
Walnut Creek Corporate Center(d)	11		2,366	2,920	19,875

Total Austin, Texas	27		7,004	10,602	51,315

[Additional columns below]

[Continued from above table, first column(s) repeated]

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Operating Properties(d)
North American Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	6,276	27,942	34,218	(7,302)	1996, 1997
Atlanta West Distribution Center	6,773	48,773	55,546	(15,950)	1994, 1996
Breckenridge Distribution Center(d)	1,440	5,276	6,716	—	2001
Carter-Pacific Business Center	556	4,201	4,757	(1,365)	1995
Cedars Distribution Center	1,692	10,325	12,017	(1,668)	1999
Greenwood Industrial Center(d)	2,497	10,980	13,477	—	2001
International Airport Industrial Center	2,971	20,111	23,082	(6,031)	1994, 1995
LaGrange Distribution Center	174	1,544	1,718	(515)	1994
McDonough Distribution Center	1,507	19,003	20,510	(2,214)	2002
Northeast Industrial Center	1,050	8,503	9,553	(2,692)	1996
Northmont Industrial Center	566	4,108	4,674	(1,233)	1994
Olympic Industrial Center	757	5,756	6,513	(1,712)	1996
Peachtree Commerce Business Center	707	5,304	6,011	(1,729)	1994
Piedmont Court Distribution Center	885	7,170	8,055	(2,024)	1997
Plaza Industrial Center	66	483	549	(162)	1995
Pleasantdale Industrial Center	541	3,927	4,468	(1,301)	1995
Riverside Distribution Center	2,556	15,239	17,795	(2,490)	1999
South Royal Distribution Center(d)	356	2,063	2,419	—	2002
Tradeport Distribution Center	1,479	11,198	12,677	(3,297)	1994, 1996
Weaver Distribution Center	935	6,593	7,528	(2,023)	1995
Westfork Industrial Center	2,486	16,434	18,920	(4,657)	1995

Total Atlanta, Georgia	36,270	234,933	271,203	(58,365)

Austin, Texas
Corridor Park Corporate Center	2,114	16,414	18,528	(4,617)	1995, 1996
Montopolis Distribution Center	580	4,542	5,122	(1,654)	1994
Rutland Distribution Center	462	3,112	3,574	(1,061)	1993
Southpark Corporate Center	1,946	14,590	16,536	(4,354)	1994, 1995, 1996
Walnut Creek Corporate Center(d)	2,424	22,737	25,161	(5,977)	1994, 1995, 1996

Total Austin, Texas	7,526	61,395	68,921	(17,663)

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Charlotte, North Carolina
Barringer Industrial Center	3		308	1,746	715
Bond Distribution Center	2		905	5,126	1,391
Carowinds Distribution Center	1		3,600	20,400	—
Charlotte Commerce Center	10	(e)	4,341	24,954	6,410
Charlotte Distribution Center	9	(e)	4,578	—	25,320
Charlotte Distribution Center South(d)	1		309	—	4,521
Granite Street Distribution Center(d)	1		478	2,709	25
Interstate North Business Park	2		535	3,030	802
Long Creek Business Park(d)	2		3,294	18,664	141
Northpark Distribution Center	2	(e)	1,183	6,707	928

Total Charlotte, North Carolina	33		19,531	83,336	40,253

Chattanooga, Tennessee
Stone Fort Distribution Center	4		2,063	11,688	1,011
Tiftonia Distribution Center	1		146	829	186

Total Chattanooga, Tennessee	5		2,209	12,517	1,197

Chicago, Illinois
Addison Distribution Center	1		646	3,662	606
Alsip Distribution Center	2	(g)	2,093	11,859	7,341
Bensenville Distribution Center	2		1,668	9,448	4,547
Bloomingdale 100 Business Center(d)	1		359	—	7,788
Bolingbrook Distribution Center(d)	3		5,430	30,766	1,279
Bridgeview Distribution Center	4		1,302	7,378	1,557
Des Plaines Distribution Center	3		2,158	12,232	3,142
Elk Grove Distribution Center	20	(f)(g)	7,689	43,568	9,633
Elmhurst Distribution Center	1		713	4,043	756
Glendale Heights Distribution Center	3		3,903	22,119	665
Glenview Distribution Center	2	(f)(g)	1,156	6,550	1,168
Itasca Distribution Center	3		1,613	9,143	926
Lombard Distribution Center	1	(g)	1,170	6,630	245
Mitchell Distribution Center	1	(f)	1,236	7,004	1,769
North Avenue Distribution Center	2		3,201	—	8,975
Northlake Distribution Center	1		372	2,106	296
O’Hare Cargo Distribution Center(d)	3		6,246	—	20,548
Pleasant Prairie Distribution Center	1		1,314	7,450	137

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Charlotte, North Carolina
Barringer Industrial Center	309	2,460	2,769	(850)	1994
Bond Distribution Center	905	6,517	7,422	(2,037)	1994
Carowinds Distribution Center	3,600	20,400	24,000	(3,202)	1999
Charlotte Commerce Center	4,341	31,364	35,705	(10,639)	1994
Charlotte Distribution Center	6,096	23,802	29,898	(6,342)	1995, 1996, 1997, 1998
Charlotte Distribution Center South(d)	1,082	3,748	4,830	—	2001
Granite Street Distribution Center(d)	478	2,734	3,212	—	2003
Interstate North Business Park	534	3,833	4,367	(918)	1997
Long Creek Business Park(d)	3,294	18,805	22,099	—	2003
Northpark Distribution Center	1,185	7,633	8,818	(1,915)	1994, 1998

Total Charlotte, North Carolina	21,824	121,296	143,120	(25,903)

Chattanooga, Tennessee
Stone Fort Distribution Center	2,063	12,699	14,762	(3,962)	1994
Tiftonia Distribution Center	146	1,015	1,161	(302)	1995

Total Chattanooga, Tennessee	2,209	13,714	15,923	(4,264)

Chicago, Illinois
Addison Distribution Center	640	4,274	4,914	(1,218)	1997
Alsip Distribution Center	2,549	18,744	21,293	(6,452)	1997, 1999
Bensenville Distribution Center	1,668	13,995	15,663	(4,364)	1997
Bloomingdale 100 Business Center(d)	1,620	6,527	8,147	—	2001
Bolingbrook Distribution Center(d)	5,429	32,046	37,475	(4,373)	1999, 2003
Bridgeview Distribution Center	1,303	8,934	10,237	(2,437)	1996
Des Plaines Distribution Center	2,158	15,374	17,532	(4,246)	1995, 1996
Elk Grove Distribution Center	7,688	53,202	60,890	(12,316)	1995, 1996, 1997, 1998, 1999
Elmhurst Distribution Center	713	4,799	5,512	(1,030)	1997
Glendale Heights Distribution Center	3,903	22,784	26,687	(3,722)	1999
Glenview Distribution Center	1,156	7,718	8,874	(1,607)	1996, 1999
Itasca Distribution Center	1,613	10,069	11,682	(2,159)	1996, 1997, 1998
Lombard Distribution Center	1,170	6,875	8,045	(1,096)	1999
Mitchell Distribution Center	1,236	8,773	10,009	(2,498)	1996
North Avenue Distribution Center	2,047	10,129	12,176	(2,145)	1997, 1998
Northlake Distribution Center	372	2,402	2,774	(597)	1996
O’Hare Cargo Distribution Center(d)	8,605	18,189	26,794	(2,749)	1997, 2002
Pleasant Prairie Distribution Center	1,314	7,587	8,901	(1,201)	1999

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Remington Lakes Distribution Center(d)	1		2,761	—	11,847
Romeoville Distribution Center	2		1,104	6,258	131
South Holland Distribution Center	2	(g)	1,156	6,550	631
Woodale Distribution Center	1		263	1,490	340

Total Chicago, Illinois	60		47,553	198,256	84,327

Cincinnati, Ohio
Airpark Distribution Center	2	(e)	1,128	—	11,523
Capital Distribution Center I	4	(e)	1,750	9,922	2,762
Capital Distribution Center II	5	(e)	1,953	11,067	3,018
Capital Industrial Center I	10	(e)	1,039	5,885	3,103
Constitution Distribution Center	1		1,465	8,301	395
Dues Drive Distribution Center(d)	1		921	5,218	187
Empire Distribution Center	3	(e)	529	2,995	1,402
Fairfield Distribution Center(d)	1		586	3,319	600
Kentucky Drive Business Center	4		553	3,134	1,478
Production Distribution Center	2	(h)	717	2,717	2,700
Sharonville Distribution Center	3	(e)	1,761	—	11,434
Springdale Commerce Center	3		421	2,384	1,502
Union Center Business Park(d)	1		345	—	3,512
World Park Distribution Center(d)	2		1,430	8,099	143

Total Cincinnati, Ohio	42		14,598	63,041	43,759

Columbus, Ohio
Canal Pointe Distribution Center	1		1,237	7,013	1
Capital Park South Distribution Center(d)	5	(e)	2,268	—	31,604
Charter Street Distribution Center	1	(g)	1,245	7,055	91
Columbus West Industrial Center	3	(e)	645	3,655	1,916
Corporate Park West	2	(e)	679	3,849	903
Fisher Distribution Center	1		1,197	6,785	2,229
Foreign Trade Center I	5		6,527	36,989	4,397
International Street Commerce(d)	2		455	—	7,067
Leap Road Distribution Center(d)	1		690	3,911	34
Lockbourne Distribution Center(d)	1		1,180	6,686	641
McCormick Distribution Center	5		1,664	9,429	3,171
New World Distribution Center	1		207	1,173	1,761
South Park Distribution Center	1		1,086	6,151	76

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Remington Lakes Distribution Center(d)	2,761	11,847	14,608	—	2001
Romeoville Distribution Center	1,104	6,389	7,493	(995)	1999
South Holland Distribution Center	1,156	7,181	8,337	(1,184)	1999
Woodale Distribution Center	263	1,830	2,093	(402)	1997

Total Chicago, Illinois	50,468	279,668	330,136	(56,791)

Cincinnati, Ohio
Airpark Distribution Center	1,715	10,936	12,651	(2,887)	1996
Capital Distribution Center I	1,750	12,684	14,434	(3,812)	1994
Capital Distribution Center II	1,953	14,085	16,038	(4,686)	1994
Capital Industrial Center I	1,104	8,923	10,027	(2,973)	1994, 1995
Constitution Distribution Center	1,465	8,696	10,161	(1,329)	1999
Dues Drive Distribution Center(d)	921	5,405	6,326	—	2003
Empire Distribution Center	529	4,397	4,926	(1,281)	1995
Fairfield Distribution Center(d)	586	3,919	4,505	—	2002
Kentucky Drive Business Center	553	4,612	5,165	(1,421)	1997
Production Distribution Center	824	5,310	6,134	(1,180)	1994, 1998
Sharonville Distribution Center	2,423	10,772	13,195	(1,863)	1997, 1998
Springdale Commerce Center	421	3,886	4,307	(1,269)	1996
Union Center Business Park(d)	345	3,512	3,857	—	2001
World Park Distribution Center(d)	1,430	8,242	9,672	—	2003

Total Cincinnati, Ohio	16,019	105,379	121,398	(22,701)

Columbus, Ohio
Canal Pointe Distribution Center	1,238	7,013	8,251	(1,101)	1999
Capital Park South Distribution Center(d)	2,609	31,263	33,872	(6,606)	1996, 1998, 1999
Charter Street Distribution Center	1,245	7,146	8,391	(1,113)	1999
Columbus West Industrial Center	645	5,571	6,216	(1,670)	1995
Corporate Park West	679	4,752	5,431	(1,191)	1996
Fisher Distribution Center	1,197	9,014	10,211	(2,929)	1995
Foreign Trade Center I	6,991	40,922	47,913	(6,441)	1999
International Street Commerce(d)	483	7,039	7,522	(618)	1997, 1999
Leap Road Distribution Center(d)	690	3,945	4,635	—	2003
Lockbourne Distribution Center(d)	1,275	7,232	8,507	—	2003
McCormick Distribution Center	1,664	12,600	14,264	(3,995)	1994
New World Distribution Center	207	2,934	3,141	(958)	1994
South Park Distribution Center	1,085	6,228	7,313	(982)	1999

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Westbelt Business Center	2	(e)	465	2,635	810

Total Columbus, Ohio	31		19,545	95,331	54,701

Dallas/ Fort Worth, Texas
Arlington Corporate Center(d)	2		2,135	—	9,440
Carter Industrial Center	1		334	—	2,349
Centerport Distribution Center	1		1,250	7,082	255
Dallas Corporate Center(d)	11	(f)	5,714	—	34,492
Enterprise Distribution Center	3		2,719	15,410	29
Freeport Corporation Center(d)(i)	—		1,142	—	840
Freeport Distribution Center	4		1,393	5,549	4,506
Great Southwest Distribution Center(d)	39	(f)(g)	17,839	88,308	10,656
Great Southwest Industrial Center I	2	(f)	234	1,326	989
Lone Star Distribution Center	1		512	2,896	282
Northgate Distribution Center(d)	11	(g)	4,105	24,258	9,826
Northpark Business Center	1		197	1,117	348
Pinnacle Park Distribution Center(d)(j)	1		5,058	—	18,856
Plano Distribution Center	7	(g)	3,915	22,186	605
Redbird Distribution Center	2		1,095	6,212	373
Royal Commerce Center	4	(f)	1,975	11,190	2,132
Royal Distribution Center	1		811	4,598	207
Stemmons Distribution Center	1		272	1,544	502
Stemmons Industrial Center	14		2,216	12,559	3,999
Trinity Mills Distribution Center	7	(f)	4,453	27,346	1,075
Valwood Business Center	4		1,884	10,676	998
Valwood Distribution Center	7	(g)	4,430	25,101	749

Total Dallas/ Fort Worth, Texas	124		63,683	267,358	103,508

Denver, Colorado
Denver Business Center(d)	7		2,362	9,450	12,780
Downing Distribution Center	1		—	3,877	73
Havana Distribution Center	1		401	2,281	728
Moline Distribution Center	1		327	1,850	503
Moncrieff Distribution Center	1		314	2,493	653
Pagosa Distribution Center	1		406	2,322	587
Upland Distribution Center I(d)	7		1,427	5,710	13,131

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Westbelt Business Center	465	3,445	3,910	(775)	1998

Total Columbus, Ohio	20,473	149,104	169,577	(28,379)

Dallas/ Fort Worth, Texas
Arlington Corporate Center(d)	2,149	9,426	11,575	—	2001
Carter Industrial Center	334	2,349	2,683	(695)	1996
Centerport Distribution Center	1,250	7,337	8,587	(1,146)	1999
Dallas Corporate Center(d)	6,014	34,192	40,206	(7,214)	1996, 1997, 1998, 1999
Enterprise Distribution Center	2,720	15,438	18,158	(2,422)	1999
Freeport Corporation Center(d)(i)	353	1,629	1,982	—	2000
Freeport Distribution Center	1,441	10,007	11,448	(2,184)	1996, 1997, 1998
Great Southwest Distribution Center(d)	16,487	100,316	116,803	(17,830)	1994, 1995, 1996, 1997, 1999, 2000, 2001, 2002
Great Southwest Industrial Center I	309	2,240	2,549	(704)	1995
Lone Star Distribution Center	512	3,178	3,690	(862)	1996
Northgate Distribution Center(d)	5,095	33,094	38,189	(6,560)	1994, 1996, 1999, 2001
Northpark Business Center	197	1,465	1,662	(453)	1995
Pinnacle Park Distribution Center(d)(j)	4,202	19,712	23,914	—	2001
Plano Distribution Center	3,915	22,791	26,706	(3,611)	1999
Redbird Distribution Center	1,096	6,584	7,680	(1,321)	1994, 1999
Royal Commerce Center	1,974	13,323	15,297	(3,171)	1997
Royal Distribution Center	811	4,805	5,616	(369)	2001
Stemmons Distribution Center	272	2,046	2,318	(626)	1995
Stemmons Industrial Center	2,217	16,557	18,774	(4,423)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	4,455	28,419	32,874	(5,468)	1996, 1999, 2001
Valwood Business Center	1,884	11,674	13,558	(887)	2001
Valwood Distribution Center	4,430	25,850	30,280	(4,201)	1999

Total Dallas/ Fort Worth, Texas	62,117	372,432	434,549	(64,147)

Denver, Colorado
Denver Business Center(d)	2,363	22,229	24,592	(4,915)	1992, 1994, 1996, 2001, 2002
Downing Distribution Center	—	3,950	3,950	(594)	1999
Havana Distribution Center	401	3,009	3,410	(1,165)	1993
Moline Distribution Center	327	2,353	2,680	(740)	1994
Moncrieff Distribution Center	314	3,146	3,460	(1,212)	1992
Pagosa Distribution Center	406	2,909	3,315	(1,195)	1993
Upland Distribution Center I(d)	1,449	18,819	20,268	(5,113)	1992, 1994, 1995, 2003

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Upland Distribution Center II	6		2,456	13,946	3,010

Total Denver, Colorado	25		7,693	41,929	31,465

El Paso, Texas
Billy the Kid Distribution Center	1		273	1,547	714
Goodyear Distribution Center	1		511	2,899	879
Northwestern Corporate Center(d)	6		2,611	8,086	18,216
Pan American Distribution Center(d)	1		196	1,110	439
Vista Corporate Center	4		1,945	—	11,601
Vista Del Sol Industrial Center(d)	5	(g)	1,576	—	21,783

Total El Paso, Texas	18		7,112	13,642	53,632

Fort Lauderdale/ Miami, Florida
Airport West Distribution Center	2		1,253	3,825	3,267
CenterPort Distribution Center	3		2,083	11,806	584
Copans Distribution Center	2		504	2,857	383
I-595 Distribution Center	2		1,998	11,326	20
I-75 Distribution Center(d)	2		1,889	10,704	17
North Andrews Distribution Center	1	(h)	698	3,956	98
Port Lauderdale Distribution Center	2		896	—	7,739

Total Fort Lauderdale/ Miami, Florida	14		9,321	44,474	12,108

Houston, Texas
Blalock Distribution Center(d)	4		3,071	17,401	856
Brittmore Distribution Center	2		1,838	10,417	765
Crosstimbers Distribution Center	1		359	2,035	607
Hempstead Distribution Center	3		1,013	5,740	1,277
I-10 Central Distribution Center	2		181	1,023	315
I-10 Central Service Center	1		58	330	147
Kempwood Business Center	4		1,746	9,894	1,343
Perimeter Distribution Center	2		813	4,604	605
Pine Forest Business Center	18	(f)	4,859	27,557	4,554
Pine North Distribution Center	2		847	4,800	455
Pine Timbers Distribution Center	2		2,956	16,750	1,671
Pinemont Distribution Center	2		642	3,636	365
Post Oak Business Center	15	(f)	3,005	15,378	5,511
Post Oak Distribution Center	7	(f)	2,115	12,017	4,341

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Upland Distribution Center II	2,490	16,922	19,412	(5,932)	1993, 1994

Total Denver, Colorado	7,750	73,337	81,087	(20,866)

El Paso, Texas
Billy the Kid Distribution Center	273	2,261	2,534	(742)	1994
Goodyear Distribution Center	511	3,778	4,289	(908)	1991
Northwestern Corporate Center(d)	3,595	25,318	28,913	(4,005)	1992, 1993, 1994, 1997, 2003
Pan American Distribution Center(d)	196	1,549	1,745	—	2002
Vista Corporate Center	1,945	11,601	13,546	(3,428)	1994, 1995, 1996
Vista Del Sol Industrial Center(d)	2,635	20,724	23,359	(4,244)	1995, 1997, 1998, 2003

Total El Paso, Texas	9,155	65,231	74,386	(13,327)

Fort Lauderdale/ Miami, Florida
Airport West Distribution Center	1,974	6,371	8,345	(1,416)	1995, 1998
CenterPort Distribution Center	2,083	12,390	14,473	(2,000)	1999
Copans Distribution Center	504	3,240	3,744	(863)	1997, 1998
I-595 Distribution Center	1,998	11,346	13,344	(363)	2003
I-75 Distribution Center(d)	1,889	10,721	12,610	—	2003
North Andrews Distribution Center	699	4,053	4,752	(1,245)	1994
Port Lauderdale Distribution Center	2,206	6,429	8,635	(1,169)	1997

Total Fort Lauderdale/ Miami, Florida	11,353	54,550	65,903	(7,056)

Houston, Texas
Blalock Distribution Center(d)	3,073	18,255	21,328	—	2002, 2003
Brittmore Distribution Center	1,838	11,182	13,020	(2,062)	1999
Crosstimbers Distribution Center	359	2,642	3,001	(857)	1994
Hempstead Distribution Center	1,013	7,017	8,030	(2,386)	1994
I-10 Central Distribution Center	180	1,339	1,519	(508)	1994
I-10 Central Service Center	58	477	535	(191)	1994
Kempwood Business Center	1,745	11,238	12,983	(1,104)	2001
Perimeter Distribution Center	812	5,210	6,022	(843)	1999
Pine Forest Business Center	4,859	32,111	36,970	(10,072)	1993, 1994, 1995
Pine North Distribution Center	847	5,255	6,102	(970)	1999
Pine Timbers Distribution Center	2,956	18,421	21,377	(3,457)	1999
Pinemont Distribution Center	641	4,002	4,643	(740)	1999
Post Oak Business Center	3,005	20,889	23,894	(7,221)	1993, 1994, 1996
Post Oak Distribution Center	2,117	16,356	18,473	(6,314)	1993, 1994

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

South Loop Distribution Center	5		1,051	5,964	2,828
Southland Distribution Center(d)	2		1,670	9,466	376
Southwest Freeway Industrial Center	1		84	476	174
West by Northwest Industrial Center(d)(k)	17		4,528	8,382	37,858
White Street Distribution Center	1		469	2,656	385

Total Houston, Texas	91		31,305	158,526	64,433

I-81 Corridor, Pennsylvania
Harrisburg Industrial Center	1		782	6,190	517
Kraft Distribution Center	1		2,457	13,920	1
Northport Industrial Center	1		395	21,707	2,335

Total I-81 Corridor, Pennsylvania	3		3,634	41,817	2,853

I-95 Corridor, New Jersey
Bellmawr Distribution Center	1		212	1,197	109
Brunswick Distribution Center	2		870	4,928	1,936
Chester Distribution Center	1		548	5,320	—
Clearview Distribution Center	1		2,232	12,648	525
Kilmer Distribution Center	4	(e)	2,526	14,313	1,507
Meadowland Distribution Center	1		2,254	22,711	—
Meadowland Industrial Center	8	(e)	5,676	32,167	13,893
Mt. Laurel Distribution Center	3		826	4,679	388
National Distribution Center	2		513	2,908	1,217
Pennsauken Distribution Center	3		376	2,132	284

Total I-95 Corridor, New Jersey	26		16,033	103,003	19,859

Indianapolis, Indiana
Airport Business Center	2		600	3,406	5,079
Eastside Distribution Center	3		1,447	8,197	536
North by Northeast Distribution Center	1		1,058	—	6,497
Park 100 Industrial Center	25		10,751	60,928	10,392
Park Fletcher Distribution Center	9		2,687	15,224	4,439
Shadeland Industrial Center	3		428	2,431	1,749

Total Indianapolis, Indiana	43		16,971	90,186	28,692

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

South Loop Distribution Center	1,052	8,791	9,843	(3,093)	1994
Southland Distribution Center(d)	1,671	9,841	11,512	—	2002
Southwest Freeway Industrial Center	84	650	734	(261)	1994
West by Northwest Industrial Center(d)(k)	4,636	46,132	50,768	(11,786)	1993, 1994, 1995, 1996, 1997, 1998, 2003
White Street Distribution Center	469	3,041	3,510	(942)	1995

Total Houston, Texas	31,415	222,849	254,264	(52,807)

I-81 Corridor, Pennsylvania
Harrisburg Industrial Center	782	6,707	7,489	(301)	2002
Kraft Distribution Center	2,457	13,921	16,378	(2,185)	1999
Northport Industrial Center	1,869	22,568	24,437	(916)	2002

Total I-81 Corridor, Pennsylvania	5,108	43,196	48,304	(3,402)

I-95 Corridor, New Jersey
Bellmawr Distribution Center	211	1,307	1,518	(220)	1999
Brunswick Distribution Center	870	6,864	7,734	(2,347)	1997
Chester Distribution Center	548	5,320	5,868	(2,350)	2002
Clearview Distribution Center	2,232	13,173	15,405	(3,318)	1996
Kilmer Distribution Center	2,525	15,821	18,346	(4,116)	1996
Meadowland Distribution Center	2,254	22,711	24,965	(6,408)	2002
Meadowland Industrial Center	5,677	46,059	51,736	(15,993)	1996, 1997, 1998
Mt. Laurel Distribution Center	826	5,067	5,893	(833)	1999
National Distribution Center	513	4,125	4,638	(1,222)	1998
Pennsauken Distribution Center	383	2,409	2,792	(376)	1999

Total I-95 Corridor, New Jersey	16,039	122,856	138,895	(37,183)

Indianapolis, Indiana
Airport Business Center	933	8,152	9,085	(1,163)	1999
Eastside Distribution Center	1,447	8,733	10,180	(1,752)	1995, 1999
North by Northeast Distribution Center	1,058	6,497	7,555	(1,771)	1995
Park 100 Industrial Center	10,648	71,423	82,071	(20,828)	1994, 1995, 1999
Park Fletcher Distribution Center	2,784	19,566	22,350	(5,613)	1994, 1995, 1996
Shadeland Industrial Center	428	4,180	4,608	(1,159)	1995

Total Indianapolis, Indiana	17,298	118,551	135,849	(32,286)

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Kansas City, Kansas/ Missouri
44th Street Business Center	1		143	813	485
Congleton Distribution Center	3		518	2,937	1,066
Executive Park Distribution Center	1	(g)	258	1,463	171
Lamar Distribution Center	1		323	1,829	926
Macon Bedford Distribution Center	1		304	1,725	587
Platte Valley Industrial Center	11	(g)	3,867	20,017	10,275
Riverside Distribution Center	5	(g)	533	3,024	1,049
Riverside Industrial Center	5	(g)	1,012	5,736	1,872
Terrace & Lackman Distribution Center	1		285	1,615	777

Total Kansas City, Kansas/ Missouri	29		7,243	39,159	17,208

Las Vegas, Nevada
Black Mountain Distribution Center	2		1,108	—	7,189
Cameron Business Center	1	(g)	1,634	9,256	136
Hughes Airport Center	1		876	—	3,303
Las Vegas Corporate Center	7	(l)	4,677	—	22,075
Placid Street Distribution Center	1	(g)	2,620	14,848	39
South Arville Center	1		1,440	8,160	91
West One Business Center	4	(g)	2,468	13,985	1,207

Total Las Vegas, Nevada	17		14,823	46,249	34,040

Los Angeles/ Orange County, California
Inland Empire Distribution Center	1		889	5,037	5,220

Total Los Angeles/ Orange County, California	1		889	5,037	5,220

Louisville, Kentucky
Airpark Commerce Center	4		1,583	8,971	4,704
Louisville Distribution Center	2		680	3,402	4,597
Riverport Distribution Center	1	(g)	1,515	8,585	2,624

Total Louisville, Kentucky	7		3,778	20,958	11,925

Memphis, Tennessee
Airport Distribution Center	20		7,160	40,573	9,592
Centerpointe Distribution Center	3		2,497	14,151	1,407
Delp Distribution Center	10	(g)	4,886	27,687	6,141
Fred Jones Distribution Center	1		125	707	228

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Kansas City, Kansas/ Missouri
44th Street Business Center	143	1,298	1,441	(382)	1996
Congleton Distribution Center	519	4,002	4,521	(1,267)	1994
Executive Park Distribution Center	258	1,634	1,892	(303)	1998
Lamar Distribution Center	323	2,755	3,078	(1,071)	1994
Macon Bedford Distribution Center	304	2,312	2,616	(749)	1996
Platte Valley Industrial Center	4,003	30,156	34,159	(8,914)	1994, 1997
Riverside Distribution Center	533	4,073	4,606	(1,548)	1994
Riverside Industrial Center	1,012	7,608	8,620	(2,466)	1994
Terrace & Lackman Distribution Center	285	2,392	2,677	(840)	1994

Total Kansas City, Kansas/ Missouri	7,380	56,230	63,610	(17,540)

Las Vegas, Nevada
Black Mountain Distribution Center	1,206	7,091	8,297	(1,566)	1997
Cameron Business Center	1,634	9,392	11,026	(1,488)	1999
Hughes Airport Center	910	3,269	4,179	(947)	1994
Las Vegas Corporate Center	4,775	21,977	26,752	(5,963)	1994, 1995, 1996, 1997
Placid Street Distribution Center	2,620	14,887	17,507	(2,342)	1999
South Arville Center	1,440	8,251	9,691	(1,300)	1999
West One Business Center	2,468	15,192	17,660	(3,922)	1996

Total Las Vegas, Nevada	15,053	80,059	95,112	(17,528)

Los Angeles/ Orange County, California
Inland Empire Distribution Center	1,547	9,599	11,146	(1,577)	1999

Total Los Angeles/ Orange County, California	1,547	9,599	11,146	(1,577)

Louisville, Kentucky
Airpark Commerce Center	1,583	13,675	15,258	(3,670)	1998
Louisville Distribution Center	689	7,990	8,679	(1,790)	1995, 1998
Riverport Distribution Center	1,515	11,209	12,724	(1,380)	1999

Total Louisville, Kentucky	3,787	32,874	36,661	(6,840)

Memphis, Tennessee
Airport Distribution Center	7,159	50,166	57,325	(13,517)	1995, 1996, 1999
Centerpointe Distribution Center	2,496	15,559	18,055	(1,628)	2001
Delp Distribution Center	4,886	33,828	38,714	(8,690)	1995, 1997, 1999
Fred Jones Distribution Center	125	935	1,060	(345)	1994

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Memphis Distribution Center(d)	2		1,931	10,943	149
Memphis Industrial Center(d)	1		1,597	—	9,689
Olive Branch Distribution Center	2	(g)	2,892	16,389	1,137
Raines Distribution Center	1	(g)	1,635	9,264	3,680
Southpark Distribution Center(d)	1		859	4,866	144
Southpointe Distribution Center(d)	1		443	2,508	36
Southwide Industrial Center	4		725	4,105	309
Willow Lake Distribution Center	1	(g)	613	3,474	212

Total Memphis, Tennessee	47		25,363	134,667	32,724

Nashville, Tennessee
Bakertown Distribution Center	2		463	2,626	532
I-40 Industrial Center	4		1,711	9,698	1,183
Interchange City Distribution Center(d)	18	(g)	8,180	38,968	11,565
Nashville/ I-24 Distribution Center	2		1,446	8,196	206
Space Park South Distribution Center	15		3,499	19,830	6,168

Total Nashville, Tennessee	41		15,299	79,318	19,654

Oklahoma City, Oklahoma
Melcat Distribution Center	1		240	1,363	953
Meridian Business Center	2		195	1,109	792
Oklahoma Distribution Center	3		893	5,082	1,555

Total Oklahoma City, Oklahoma	6		1,328	7,554	3,300

Orlando, Florida
33rd Street Industrial Center	9	(h)	1,980	11,237	2,570
Chancellor Distribution Center	1		380	2,156	1,170
Consulate Distribution Center	3	(g)	4,148	23,617	319
La Quinta Distribution Center	1		354	2,006	708
Orlando Central Park	3		1,378	—	9,476
Princeton Oaks Distribution Center	1	(g)	900	5,100	2
Titusville Industrial Center	1		283	1,603	155

Total Orlando, Florida	19		9,423	45,719	14,400

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,231
Alameda Distribution Center	2		820	4,977	1,098

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Memphis Distribution Center(d)	1,931	11,092	13,023	—	2002
Memphis Industrial Center(d)	1,597	9,689	11,286	—	2001
Olive Branch Distribution Center	2,891	17,527	20,418	(2,809)	1999
Raines Distribution Center	1,635	12,944	14,579	(3,879)	1998
Southpark Distribution Center(d)	859	5,010	5,869	—	2003
Southpointe Distribution Center(d)	442	2,545	2,987	—	2003
Southwide Industrial Center	724	4,415	5,139	(737)	1999
Willow Lake Distribution Center	613	3,686	4,299	(604)	1999

Total Memphis, Tennessee	25,358	167,396	192,754	(32,209)

Nashville, Tennessee
Bakertown Distribution Center	464	3,157	3,621	(932)	1995
I-40 Industrial Center	1,713	10,879	12,592	(2,412)	1995, 1996, 1999
Interchange City Distribution Center(d)	8,933	49,780	58,713	(6,227)	1994, 1995, 1996, 1997, 1998, 2003
Nashville/ I-24 Distribution Center	1,446	8,402	9,848	(739)	2001
Space Park South Distribution Center	3,501	25,996	29,497	(8,781)	1994

Total Nashville, Tennessee	16,057	98,214	114,271	(19,091)

Oklahoma City, Oklahoma
Melcat Distribution Center	240	2,316	2,556	(812)	1994
Meridian Business Center	195	1,901	2,096	(636)	1994
Oklahoma Distribution Center	895	6,635	7,530	(2,291)	1993

Total Oklahoma City, Oklahoma	1,330	10,852	12,182	(3,739)

Orlando, Florida
33rd Street Industrial Center	1,978	13,809	15,787	(4,085)	1994, 1995, 1996
Chancellor Distribution Center	381	3,325	3,706	(1,158)	1994
Consulate Distribution Center	4,147	23,937	28,084	(3,768)	1999
La Quinta Distribution Center	354	2,714	3,068	(884)	1994
Orlando Central Park	1,872	8,982	10,854	(1,797)	1997, 1998
Princeton Oaks Distribution Center	900	5,102	6,002	(801)	1999
Titusville Industrial Center	283	1,758	2,041	(544)	1994

Total Orlando, Florida	9,915	59,627	69,542	(13,037)

Phoenix, Arizona
24th Street Industrial Center	560	4,026	4,586	(1,376)	1994
Alameda Distribution Center	820	6,075	6,895	(1,969)	1992, 1998

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Black Canyon Business Center	3		717	4,062	295
Hohokam 10 Industrial Center	6		4,258	7,467	11,574
I-10 West Business Center	3		263	1,525	377
Kyrene Commons Distribution Center	3		2,369	5,475	218
Kyrene Commons South Distribution Center	2		1,096	—	5,098
Martin Van Buren Distribution Center	6		572	3,285	1,167
Papago Distribution Center	1		420	2,383	257
Pima Distribution Center	1		306	1,742	846
Watkins Distribution Center	1		242	1,375	363

Total Phoenix, Arizona	30		11,566	35,143	22,524

Portland, Oregon
Argyle Distribution Center	3		946	5,388	765
Columbia Distribution Center	2		550	3,121	738
PDX Corporate Center East	2	(l)	1,785	—	7,016
PDX Corporate Center North	7	(l)	2,405	—	10,867
Wilsonville Corporate Center	6	(l)	2,963	—	12,485

Total Portland, Oregon	20		8,649	8,509	31,871

Reno, Nevada
Golden Valley Distribution Center	2		560	—	10,540
Meredith Kleppe Business Center	5		1,573	8,949	2,057
Packer Way Business Center	3		458	2,604	823
Packer Way Distribution Center	2		506	2,879	1,189
Spice Island Distribution Center	1		435	2,466	1,160
Vista Industrial Center	10	(g)	9,566	40,036	12,393

Total Reno, Nevada	23		13,098	56,934	28,162

Salt Lake City, Utah
Centennial Distribution Center	2		1,149	—	8,793
Clearfield Distribution Center	2		2,500	14,165	1,547
Crossroads Corporate Center(d)	1		642	—	4,905
Salt Lake International Distribution Center	2		1,367	2,792	8,744

Total Salt Lake City, Utah	7		5,658	16,957	23,989

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Black Canyon Business Center	717	4,357	5,074	(770)	1999
Hohokam 10 Industrial Center	4,257	19,042	23,299	(4,580)	1996, 1999
I-10 West Business Center	262	1,903	2,165	(727)	1993
Kyrene Commons Distribution Center	1,093	6,969	8,062	(1,852)	1992, 1998, 1999
Kyrene Commons South Distribution Center	1,163	5,031	6,194	(1,045)	1998
Martin Van Buren Distribution Center	572	4,452	5,024	(1,612)	1993, 1994
Papago Distribution Center	420	2,640	3,060	(880)	1994
Pima Distribution Center	306	2,588	2,894	(837)	1993
Watkins Distribution Center	243	1,737	1,980	(515)	1995

Total Phoenix, Arizona	10,413	58,820	69,233	(16,163)

Portland, Oregon
Argyle Distribution Center	946	6,153	7,099	(2,175)	1993
Columbia Distribution Center	550	3,859	4,409	(1,139)	1994
PDX Corporate Center East	2,100	6,701	8,801	(1,490)	1997
PDX Corporate Center North	2,542	10,730	13,272	(3,270)	1995, 1996
Wilsonville Corporate Center	2,966	12,482	15,448	(3,727)	1995, 1996

Total Portland, Oregon	9,104	39,925	49,029	(11,801)

Reno, Nevada
Golden Valley Distribution Center	2,036	9,064	11,100	(2,074)	1996, 1998
Meredith Kleppe Business Center	1,573	11,006	12,579	(3,785)	1993
Packer Way Business Center	458	3,427	3,885	(1,272)	1993
Packer Way Distribution Center	506	4,068	4,574	(1,519)	1993
Spice Island Distribution Center	435	3,626	4,061	(887)	1996
Vista Industrial Center	9,566	52,429	61,995	(6,499)	1994, 1995, 2001

Total Reno, Nevada	14,574	83,620	98,194	(16,036)

Salt Lake City, Utah
Centennial Distribution Center	1,149	8,793	9,942	(2,450)	1995
Clearfield Distribution Center	2,481	15,731	18,212	(4,458)	1995
Crossroads Corporate Center(d)	719	4,828	5,547	—	2000
Salt Lake International Distribution Center	1,364	11,539	12,903	(3,270)	1994, 1996

Total Salt Lake City, Utah	5,713	40,891	46,604	(10,178)

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

San Antonio, Texas
10711 Distribution Center	2		582	3,301	887
City Park East Distribution Center(d)	4		1,190	6,742	445
Coliseum Distribution Center	2		1,102	2,380	10,900
Distribution Drive Center	1		473	2,680	883
Downtown Distribution Center	1		241	1,364	353
Eisenhauer Distribution Center(d)	1		863	4,893	3
I-10 Central Distribution Center	1		223	1,275	302
I-35 Business Center	4		663	3,773	1,256
Industry Distribution Center(d)(m)	—		529	—	1,136
Landmark One Distribution Center	1		341	1,933	538
Macro Distribution Center(d)	4		1,929	10,937	699
Perrin Creek Corporate Center(d)	7		1,842	—	12,368
San Antonio Distribution Center I	13		2,154	12,247	5,934
San Antonio Distribution Center II	3		945	—	6,338
San Antonio Distribution Center III	6		1,709	9,684	3,358
Woodlake Distribution Center	2		248	1,405	572

Total San Antonio, Texas	52		15,034	62,614	45,972

San Francisco (East Bay), California
Barrington Business Center	3		1,741	9,863	595
Central Valley Distribution Center(d)	4		6,935	34,316	2,776
Central Valley Industrial Center	3	(l)	5,319	30,149	3,339
East Bay Industrial Center	1		531	3,009	443
Eigenbrodt Way Distribution Center	1	(g)	393	2,228	326
Hayward Commerce Center	4		1,933	10,955	885
Hayward Commerce Park	9		2,764	15,661	3,557
Hayward Distribution Center	6	(g)	2,906	19,165	3,254
Hayward Industrial Center	13	(g)	4,481	25,393	3,179
Patterson Pass Business Center(d)	6		3,040	4,885	11,723
San Leandro Distribution Center	3	(g)	1,387	7,862	984
Stockton Distribution Center(d)	1		2,524	5,888	—

Total San Francisco (East Bay), California	54		33,954	169,374	31,061

San Francisco (South Bay), California
Bayside Business Center	2	(l)	2,088	—	4,600
Bayside Corporate Center	7	(l)	4,365	—	16,596

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

San Antonio, Texas
10711 Distribution Center	583	4,187	4,770	(1,702)	1994
City Park East Distribution Center(d)	1,190	7,187	8,377	—	2003
Coliseum Distribution Center	1,613	12,769	14,382	(4,097)	1994, 1995
Distribution Drive Center	473	3,563	4,036	(1,516)	1992
Downtown Distribution Center	241	1,717	1,958	(616)	1994
Eisenhauer Distribution Center(d)	863	4,896	5,759	—	2002
I-10 Central Distribution Center	240	1,560	1,800	(634)	1992
I-35 Business Center	662	5,030	5,692	(1,963)	1993
Industry Distribution Center(d)(m)	199	1,466	1,665	—	2002
Landmark One Distribution Center	473	2,339	2,812	(786)	1994
Macro Distribution Center(d)	1,930	11,635	13,565	(629)	1993, 2002
Perrin Creek Corporate Center(d)	2,170	12,040	14,210	(2,715)	1995, 1996, 2003
San Antonio Distribution Center I	2,155	18,180	20,335	(7,087)	1992, 1993, 1994
San Antonio Distribution Center II	885	6,398	7,283	(2,135)	1994
San Antonio Distribution Center III	1,709	13,042	14,751	(3,920)	1996
Woodlake Distribution Center	248	1,977	2,225	(660)	1994

Total San Antonio, Texas	15,634	107,986	123,620	(28,460)

San Francisco (East Bay), California
Barrington Business Center	1,741	10,458	12,199	(1,714)	1999
Central Valley Distribution Center(d)	7,721	36,306	44,027	(3,923)	1999, 2002
Central Valley Industrial Center	5,769	33,038	38,807	(4,054)	1999, 2002
East Bay Industrial Center	531	3,452	3,983	(1,185)	1994
Eigenbrodt Way Distribution Center	393	2,554	2,947	(887)	1993
Hayward Commerce Center	1,934	11,839	13,773	(4,041)	1993
Hayward Commerce Park	2,763	19,219	21,982	(6,685)	1994
Hayward Distribution Center	3,327	21,998	25,325	(7,478)	1993
Hayward Industrial Center	4,481	28,572	33,053	(9,751)	1993
Patterson Pass Business Center(d)	3,040	16,608	19,648	(3,495)	1993, 1997, 1998
San Leandro Distribution Center	1,388	8,845	10,233	(3,023)	1993
Stockton Distribution Center(d)	2,524	5,888	8,412	—	2003

Total San Francisco (East Bay), California	35,612	198,777	234,389	(46,236)

San Francisco (South Bay), California
Bayside Business Center	2,089	4,599	6,688	(1,465)	1996
Bayside Corporate Center	4,364	16,597	20,961	(6,018)	1995, 1996

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Bayside Plaza I	12	(l)	5,212	18,008	2,024
Bayside Plaza II	2	(l)	634	—	3,091
Gateway Corporate Center	11	(l)	7,575	24,746	5,912
Mowry Business Center	4		5,933	—	18,747
Overlook Distribution Center	1		1,573	8,915	29
Shoreline Business Center	8	(l)	4,328	16,101	918
Shoreline Business Center II	2	(l)	922	—	4,975
Spinnaker Business Center	12	(l)	7,043	25,220	2,863
Thornton Business Center	5		3,988	11,706	6,514
Trimble Distribution Center	5		2,836	16,067	2,351

Total San Francisco (South Bay), California	71		46,497	120,763	68,620

Seattle, Washington
Andover East Business Center	2		535	3,033	411
Fife Corporate Center	3		4,059	—	10,516
Kent Corporate Center	2	(l)	2,882	1,987	9,549
Park at Woodinville A	5	(g)	1,937	10,976	929
Van Doren’s Distribution Center	2	(l)	2,473	—	9,026

Total Seattle, Washington	14		11,886	15,996	30,431

St. Louis, Missouri
Earth City Industrial Center	8	(g)	3,375	19,144	4,848
Hazelwood Distribution Center	2	(g)	847	4,802	247
Westport Distribution Center	3	(g)	761	4,310	805

Total St. Louis, Missouri	13		4,983	28,256	5,900

Tampa, Florida
Adamo Distribution Center	6		2,105	11,930	772
Commerce Park Distribution Center	4		811	4,597	1,263
Eastwood Distribution Center	1	(h)	122	690	121
Joe’s Creek Distribution Center	1	(h)	120	709	112
Lakeland Distribution Center	1		938	5,313	657
Orchid Lake Industrial Center	1		41	235	24
Plant City Distribution Center	1	(h)	206	1,169	252
Sabal Park Distribution Center	8	(e)	3,180	10,364	12,677
Silo Bend Distribution Center	4	(h)	2,887	16,358	2,310
Silo Bend Industrial Center	1	(h)	525	2,975	462

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Bayside Plaza I	5,216	20,028	25,244	(6,788)	1993
Bayside Plaza II	634	3,091	3,725	(1,373)	1994
Gateway Corporate Center	7,574	30,659	38,233	(10,957)	1993, 1996
Mowry Business Center	7,814	16,866	24,680	(3,489)	1997, 1998
Overlook Distribution Center	1,573	8,944	10,517	(1,414)	1999
Shoreline Business Center	4,327	17,020	21,347	(5,777)	1993
Shoreline Business Center II	922	4,975	5,897	(1,993)	1995
Spinnaker Business Center	7,042	28,084	35,126	(9,467)	1993
Thornton Business Center	3,988	18,220	22,208	(5,413)	1993, 1996
Trimble Distribution Center	2,836	18,418	21,254	(6,190)	1994

Total San Francisco (South Bay), California	48,379	187,501	235,880	(60,344)

Seattle, Washington
Andover East Business Center	536	3,443	3,979	(1,119)	1994
Fife Corporate Center	4,210	10,365	14,575	(2,638)	1996
Kent Corporate Center	3,217	11,201	14,418	(3,425)	1995
Park at Woodinville A	1,937	11,905	13,842	(2,042)	1999
Van Doren’s Distribution Center	2,859	8,640	11,499	(2,439)	1995, 1997

Total Seattle, Washington	12,759	45,554	58,313	(11,663)

St. Louis, Missouri
Earth City Industrial Center	3,375	23,992	27,367	(5,959)	1997, 1998
Hazelwood Distribution Center	847	5,049	5,896	(913)	1997, 1999
Westport Distribution Center	761	5,115	5,876	(1,151)	1997

Total St. Louis, Missouri	4,983	34,156	39,139	(8,023)

Tampa, Florida
Adamo Distribution Center	2,105	12,702	14,807	(1,250)	1995, 2001
Commerce Park Distribution Center	811	5,860	6,671	(1,979)	1994
Eastwood Distribution Center	122	811	933	(273)	1994
Joe’s Creek Distribution Center	120	821	941	(271)	1994
Lakeland Distribution Center	938	5,970	6,908	(1,998)	1994
Orchid Lake Industrial Center	41	259	300	(80)	1994
Plant City Distribution Center	206	1,421	1,627	(419)	1994
Sabal Park Distribution Center	3,514	22,707	26,221	(3,615)	1996, 1997, 1998, 2002
Silo Bend Distribution Center	2,887	18,668	21,555	(5,543)	1994
Silo Bend Industrial Center	525	3,437	3,962	(1,089)	1994

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

St. Petersburg Service Center	1		35	197	23
Tampa East Distribution Center	10	(h)	2,700	15,302	2,256
Tampa East Industrial Center	2	(h)	332	1,880	384
Tampa West Distribution Center	15	(h)	3,273	18,659	3,782
Tampa West Industrial Center	4	(h)	437	471	5,806
Tampa West Service Center	1	(h)	195	1,231	216

Total Tampa, Florida	61		17,907	92,080	31,117

Tulsa, Oklahoma
52nd Street Distribution Center	1		340	1,924	297
70th East Distribution Center	1		129	733	335
Expressway Distribution Center	4		573	3,280	1,439
Henshaw Distribution Center	3		500	2,829	430

Total Tulsa, Oklahoma	9		1,542	8,766	2,501

Washington D.C./ Baltimore, Maryland
Airport Commons Distribution Center	2	(e)	2,320	—	9,503
Ardmore Distribution Center	3		1,431	8,110	1,090
Ardmore Industrial Center	2		984	5,581	960
Concorde Industrial Center	4	(e)	1,538	8,717	1,665
De Soto Business Park	5		1,774	10,055	4,276
Eisenhower Industrial Center	3	(e)	1,240	7,025	1,537
Fleet Distribution Center	8	(e)	3,198	18,121	2,280
Gateway Distribution Center(d)	3		774	—	7,229
Hampton Central Distribution Center	2		1,769	—	9,829
Meadowridge Distribution Center	1	(e)	1,757	—	5,719
Patapsco Distribution Center	1		270	1,528	1,245
Sunnyside Industrial Center	3		1,541	8,733	1,821
White Oak Distribution Center	1		3,986	24,107	—

Total Washington D.C./ Baltimore, Maryland	38		22,582	91,977	47,154

Other	2	(h)	515	859	3,681
Mexico:
Juarez, Mexico
Del Norte Industrial Center(d)	1		1,041	7,827	541
Los Aztecas Industrial Center	1		148	837	413
Ramon Rivera Industrial Center	1		445	—	3,306

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

St. Petersburg Service Center	35	220	255	(66)	1994
Tampa East Distribution Center	2,541	17,717	20,258	(5,740)	1994
Tampa East Industrial Center	332	2,264	2,596	(741)	1994
Tampa West Distribution Center	3,317	22,397	25,714	(7,089)	1994, 1995
Tampa West Industrial Center	716	5,998	6,714	(1,505)	1994, 1996, 1998
Tampa West Service Center	195	1,447	1,642	(450)	1994

Total Tampa, Florida	18,405	122,699	141,104	(32,108)

Tulsa, Oklahoma
52nd Street Distribution Center	340	2,221	2,561	(772)	1994
70th East Distribution Center	129	1,068	1,197	(358)	1994
Expressway Distribution Center	573	4,719	5,292	(1,845)	1993
Henshaw Distribution Center	500	3,259	3,759	(1,047)	1994

Total Tulsa, Oklahoma	1,542	11,267	12,809	(4,022)

Washington D.C./ Baltimore, Maryland
Airport Commons Distribution Center	2,360	9,463	11,823	(2,273)	1997
Ardmore Distribution Center	1,432	9,199	10,631	(2,926)	1994
Ardmore Industrial Center	984	6,541	7,525	(2,184)	1994
Concorde Industrial Center	1,538	10,382	11,920	(3,118)	1995
De Soto Business Park	1,774	14,331	16,105	(4,967)	1996
Eisenhower Industrial Center	1,240	8,562	9,802	(2,990)	1994
Fleet Distribution Center	3,115	20,484	23,599	(5,909)	1996
Gateway Distribution Center(d)	1,414	6,589	8,003	(618)	1998
Hampton Central Distribution Center	2,252	9,346	11,598	(2,130)	1996, 1997
Meadowridge Distribution Center	1,902	5,574	7,476	(945)	1998
Patapsco Distribution Center	270	2,773	3,043	(887)	1995
Sunnyside Industrial Center	1,543	10,552	12,095	(3,388)	1994
White Oak Distribution Center	3,986	24,107	28,093	(1,689)	2002

Total Washington D.C./ Baltimore, Maryland	23,810	137,903	161,713	(34,024)

Other	515	4,540	5,055	(978)	1994, 1997
Mexico:
Juarez, Mexico
Del Norte Industrial Center(d)	1,381	8,028	9,409	—	2002
Los Aztecas Industrial Center	33	1,365	1,398	(184)	1999
Ramon Rivera Industrial Center	2,246	1,505	3,751	(175)	2000

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Rio Bravo Industrial Center	1		349	1,979	304
Salvarcar Industrial Center(d)	8		3,951	—	15,830

Total Juarez, Mexico	12		5,934	10,643	20,394

Monterrey, Mexico
Monterrey Industrial Park(d)	6		4,890	3,785	11,155
Ojo de Agua Industrial Center(d)	2		983	—	11,798

Total Monterrey, Mexico	8		5,873	3,785	22,953

Reynosa, Mexico
Colonial Industrial Center(d)	2		943	1,574	3,052
Del Norte Industrial Center	2		809	—	6,771
Reynosa Industrial Center(d)	6		2,035	1,038	14,876
Reynosa Industrial Center III(d)	1		589	—	4,780

Total Reynosa, Mexico	11		4,376	2,612	29,479

Tijuana, Mexico
Tijuana Industrial Center(d)	2		3,088	—	6,412

Total Tijuana, Mexico	2		3,088	—	6,412

Subtotal North American Markets	1,216		592,655	2,476,037	1,270,732

European Markets
France:
Central France, France
Cergy Pontoise Distribution Center(d)	1		1,949	—	7,266

Total Central France, France	1		1,949	—	7,266

North France, France
Le Havre Distribution Center(d)	1		206	—	14,264

Total North France, France	1		206	—	14,264

South France, France
Clesud Grans Miramas Distribution Center(d)	1		1,132	—	11,732
Isle d’Abeau Distribution Center(d)	2		3,336	15,068	4,698

Total South France, France	3		4,468	15,068	16,430

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Rio Bravo Industrial Center	410	2,222	2,632	(206)	2001
Salvarcar Industrial Center(d)	4,772	15,009	19,781	(1,612)	1998, 1999, 2000, 2001, 2002

Total Juarez, Mexico	8,842	28,129	36,971	(2,177)

Monterrey, Mexico
Monterrey Industrial Park(d)	5,060	14,770	19,830	(2,198)	1997, 1998, 2003
Ojo de Agua Industrial Center(d)	1,880	10,901	12,781	(1,275)	1998, 2001

Total Monterrey, Mexico	6,940	25,671	32,611	(3,473)

Reynosa, Mexico
Colonial Industrial Center(d)	670	4,899	5,569	—	1999, 2000
Del Norte Industrial Center	1,065	6,515	7,580	(1,411)	1998
Reynosa Industrial Center(d)	2,312	15,637	17,949	(2,196)	1997, 1998, 1999
Reynosa Industrial Center III(d)	589	4,780	5,369	—	2001

Total Reynosa, Mexico	4,636	31,831	36,467	(3,607)

Tijuana, Mexico
Tijuana Industrial Center(d)	3,089	6,411	9,500	—	1999

Total Tijuana, Mexico	3,089	6,411	9,500	—

Subtotal North American Markets	620,401	3,719,023	4,339,424	(845,994)

European Markets
France:
Central France, France
Cergy Pontoise Distribution Center(d)	1,949	7,266	9,215	—	2003

Total Central France, France	1,949	7,266	9,215	—

North France, France
Le Havre Distribution Center(d)	206	14,264	14,470	—	2003

Total North France, France	206	14,264	14,470	—

South France, France
Clesud Grans Miramas Distribution Center(d)	1,132	11,732	12,864	—	2003
Isle d’Abeau Distribution Center(d)	4,223	18,879	23,102	—	2002

Total South France, France	5,355	30,611	35,966	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Germany:
Rhine/ Main, Germany
Frankfurt Riederhof Distribution Center(d)	1		7,320	—	14,398

Total Rhine/ Main, Germany	1		7,320	—	14,398

Rhine/ Ruhr, Germany
Krefeld Distribution Center(d)	1		2,143	—	10,165

Total Rhine/ Ruhr, Germany	1		2,143	—	10,165

Hungary:
Budapest, Hungary
Budapest Distribution Center(d)	2		2,460	—	10,847

Total Budapest, Hungary	2		2,460	—	10,847

Netherlands:
South Netherlands, Netherlands
Trade Port West Distribution Center(d)	1		3,830	—	20,033

Total South Netherlands, Netherlands	1		3,830	—	20,033

Poland:
Central Poland, Poland
Piotrkow Distribution Center(d)	1		1,906	—	13,923

Total Central Poland, Poland	1		1,906	—	13,923

South Poland, Poland
Bielsko Biala Distribution Center	1		1,547	1,742	181

Total South Poland, Poland	1		1,547	1,742	181

Warsaw, Poland
Blonie Distribution Center(d)	1		1,223	—	6,487

Total Warsaw, Poland	1		1,223	—	6,487

West Poland, Poland
Poznan Distribution Center(d)	1		459	—	2,096

Total West Poland, Poland	1		459	—	2,096

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Germany:
Rhine/ Main, Germany
Frankfurt Riederhof Distribution Center(d)	7,320	14,398	21,718	—	2003

Total Rhine/ Main, Germany	7,320	14,398	21,718	—

Rhine/ Ruhr, Germany
Krefeld Distribution Center(d)	2,574	9,734	12,308	—	2002

Total Rhine/ Ruhr, Germany	2,574	9,734	12,308	—

Hungary:
Budapest, Hungary
Budapest Distribution Center(d)	2,460	10,847	13,307	—	2003

Total Budapest, Hungary	2,460	10,847	13,307	—

Netherlands:
South Netherlands, Netherlands
Trade Port West Distribution Center(d)	4,160	19,703	23,863	—	2002

Total South Netherlands, Netherlands	4,160	19,703	23,863	—

Poland:
Central Poland, Poland
Piotrkow Distribution Center(d)	1,906	13,923	15,829	—	2003

Total Central Poland, Poland	1,906	13,923	15,829	—

South Poland, Poland
Bielsko Biala Distribution Center	1,638	1,832	3,470	—	2002

Total South Poland, Poland	1,638	1,832	3,470	—

Warsaw, Poland
Blonie Distribution Center(d)	1,223	6,487	7,710	—	2003

Total Warsaw, Poland	1,223	6,487	7,710	—

West Poland, Poland
Poznan Distribution Center(d)	459	2,096	2,555	—	2003

Total West Poland, Poland	459	2,096	2,555	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Spain:
Madrid, Spain
Alcala Distribution Center(d)	2		8,935	—	26,329

Total Madrid, Spain	2		8,935	—	26,329

United Kingdom:
East Midlands, United Kingdom
Drayton Fields Distribution Center(d)	1		2,513	—	9,069
Grange Park Distribution Center(d)	1		6,540	6,550	3,461
Kings Lynn Coldstore Distribution Center(n)	1		16,435	5,325	—
Marston Gate Distribution Center(d)	2		5,671	14,006	1,930
Swan Valley Distribution Center(d)	1		25,244	13,456	6,663

Total East Midlands, United Kingdom	6		56,403	39,337	21,123

London and Southeast, United Kingdom
Basingstoke Distribution Center(d)	1		5,947	8,533	1,382
Beddington Distribution Center(d)	2		12,198	16,288	5,295
Dolphin Park Distribution Center(d)	1		4,475	7,192	2,275
Gascoigne Road Barking Distribution Center(d)	1		8,219	—	11,604
Sandpits Lane Distribution Center(d)	1		8,101	—	12,563
Weston Avenue Distribution Center(d)	1		6,172	4,620	3,414

Total London and Southeast, United Kingdom	7		45,112	36,633	36,533

North, United Kingdom
Bridlington Coldstore Distribution Center(o)	1		1,546	384	—
Middlewhich Distribution Center(d)	1		4,452	9,475	1,406

Total North, United Kingdom	2		5,998	9,859	1,406

West Midlands, United Kingdom
Bristol Coldstore Distribution Center(p)	1		10,071	3,022	—
Central Park Rugby Distribution Center(d)	1		8,020	—	12,432
Coventry Distribution Center(d)	1		14,585	—	17,493
Fort Dunlop Distribution Center(d)	1		6,266	—	580

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Spain:
Madrid, Spain
Alcala Distribution Center(d)	10,363	24,901	35,264	—	2002

Total Madrid, Spain	10,363	24,901	35,264	—

United Kingdom:
East Midlands, United Kingdom
Drayton Fields Distribution Center(d)	2,513	9,069	11,582	—	2003
Grange Park Distribution Center(d)	7,188	9,363	16,551	—	2002
Kings Lynn Coldstore Distribution Center(n)	16,435	5,325	21,760	—	2003
Marston Gate Distribution Center(d)	6,233	15,374	21,607	—	2002
Swan Valley Distribution Center(d)	27,928	17,435	45,363	—	2002

Total East Midlands, United Kingdom	60,297	56,566	116,863	—

London and Southeast, United Kingdom
Basingstoke Distribution Center(d)	6,542	9,320	15,862	—	2002
Beddington Distribution Center(d)	13,407	20,374	33,781	—	2002
Dolphin Park Distribution Center(d)	4,918	9,024	13,942	—	2002
Gascoigne Road Barking Distribution Center(d)	8,219	11,604	19,823	—	2003
Sandpits Lane Distribution Center(d)	8,101	12,563	20,664	—	2003
Weston Avenue Distribution Center(d)	6,783	7,423	14,206	—	2002

Total London and Southeast, United Kingdom	47,970	70,308	118,278	—

North, United Kingdom
Bridlington Coldstore Distribution Center(o)	1,546	384	1,930	—	2003
Middlewhich Distribution Center(d)	4,907	10,426	15,333	—	2002

Total North, United Kingdom	6,453	10,810	17,263	—

West Midlands, United Kingdom
Bristol Coldstore Distribution Center(p)	10,071	3,022	13,093	—	2003
Central Park Rugby Distribution Center(d)	8,020	12,432	20,452	—	2003
Coventry Distribution Center(d)	15,935	16,143	32,078	—	2002
Fort Dunlop Distribution Center(d)	6,846	—	6,846	—	2002

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Kingspark House Distribution Center	1		—	8,823	—

Total West Midlands, United Kingdom	5		38,942	11,845	30,505

Subtotal European Markets	36		182,901	114,484	231,986

Total Operating Properties(d)	1,252		775,556	2,590,521	1,502,718

Properties Under Development(q)
North American Markets:
United States:
Chicago, Illinois
I-294 Distribution Center	1		2,085	—	288

Total Chicago, Illinois	1		2,085	—	288

Columbus, Ohio
Capital Park South Distribution Center	1		1,335	—	9,587

Total Columbus, Ohio	1		1,335	—	9,587

Dallas/ Fort Worth, Texas
Freeport Corporate Center	1		2,728	—	9,078

Total Dallas/ Fort Worth, Texas	1		2,728	—	9,078

Los Angeles/ Orange County, California
Rialto Distribution Center	1		7,211	—	1,731

Total Los Angeles/ Orange County, California	1		7,211	—	1,731

San Antonio, Texas
Perrin Creek Corporate Center	1		392	—	2,917

Total San Antonio, Texas	1		392	—	2,917

Other	1		1,030	—	7,970
Mexico:
Reynosa, Mexico
Pharr Bridge Industrial Center	1		1,118	—	1,644

Total Reynosa, Mexico	1		1,118	—	1,644

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Kingspark House Distribution Center	—	8,823	8,823	(1,227)	2003

Total West Midlands, United Kingdom	40,872	40,420	81,292	(1,227)

Subtotal European Markets	195,205	334,166	529,371	(1,227)

Total Operating Properties(d)	815,606	4,053,189	4,868,795	(847,221)

Properties Under Development(q)
North American Markets:
United States:
Chicago, Illinois
I-294 Distribution Center	2,373	—	2,373	—	2003

Total Chicago, Illinois	2,373	—	2,373	—

Columbus, Ohio
Capital Park South Distribution Center	10,922	—	10,922	—	2003

Total Columbus, Ohio	10,922	—	10,922	—

Dallas/ Fort Worth, Texas
Freeport Corporate Center	11,806	—	11,806	—	2003

Total Dallas/ Fort Worth, Texas	11,806	—	11,806	—

Los Angeles/ Orange County, California
Rialto Distribution Center	8,942	—	8,942	—	2003

Total Los Angeles/ Orange County, California	8,942	—	8,942	—

San Antonio, Texas
Perrin Creek Corporate Center	3,309	—	3,309	—	2003

Total San Antonio, Texas	3,309	—	3,309	—

Other	9,000	—	9,000	—	2003
Mexico:
Reynosa, Mexico
Pharr Bridge Industrial Center	2,762	—	2,762	—	2003

Total Reynosa, Mexico	2,762	—	2,762	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Tijuana, Mexico
Tijuana Industrial Center	1		1,211	—	1,427

Total Tijuana, Mexico	1		1,211	—	1,427

Subtotal North American Markets	8		17,110	—	34,642

European Markets:
France:
Central France, France
Evry Distribution Center	2		6,170	—	1,043

Total Central France, France	2		6,170	—	1,043

East France, France
Belfort Distribution Center	1		1,256	—	1,848

Total East France, France	1		1,256	—	1,848

South France, France
Isle d’Abeau Distribution Center	1		2,041	—	275

Total South France, France	1		2,041	—	275

Germany:
Rhine/ Main, Germany
Gernsheim Distribution Center	1		5,440	—	2,476

Total Rhine/ Main, Germany	1		5,440	—	2,476

Rhine/ Ruhr, Germany
Cologne Distribution Center	1		3,262	—	977

Total Rhine/ Ruhr, Germany	1		3,262	—	977

South, Germany
Muggensturm Distribution Center	1		2,482	—	3,858
Straubing Distribution Center	1		1,177		512

Total South, Germany	2		3,659	—	4,370

Italy:
Milan, Italy
Romentino Distribution Center	1		1,337	—	515

Total Milan, Italy	1		1,337	—	515

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Tijuana, Mexico
Tijuana Industrial Center	2,638	—	2,638	—	2003

Total Tijuana, Mexico	2,638	—	2,638	—

Subtotal North American Markets	51,752	—	51,752	—

European Markets:
France:
Central France, France
Evry Distribution Center	7,213	—	7,213	—	2003

Total Central France, France	7,213	—	7,213	—

East France, France
Belfort Distribution Center	3,104	—	3,104	—	2003

Total East France, France	3,104	—	3,104	—

South France, France
Isle d’Abeau Distribution Center	2,316	—	2,316	—	2003

Total South France, France	2,316	—	2,316	—

Germany:
Rhine/ Main, Germany
Gernsheim Distribution Center	7,916	—	7,916	—	2003

Total Rhine/ Main, Germany	7,916	—	7,916	—

Rhine/ Ruhr, Germany
Cologne Distribution Center	4,239	—	4,239	—	2003

Total Rhine/ Ruhr, Germany	4,239	—	4,239	—

South, Germany
Muggensturm Distribution Center	6,340	—	6,340	—	2003
Straubing Distribution Center	1,689		1,689	—	2003

Total South, Germany	8,029	—	8,029	—

Italy:
Milan, Italy
Romentino Distribution Center	1,852	—	1,852	—	2003

Total Milan, Italy	1,852	—	1,852	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Netherlands:
South Netherlands, Netherlands
Bergen Op Zoom Distribution Center	1		4,426	—	5,897

Total South Netherlands, Netherlands	1		4,426	—	5,897

Poland:
Warsaw, Poland
Teresin Distribution Center	1		2,716	—	551

Total Warsaw, Poland	1		2,716	—	551

West Poland, Poland
Poznan Distribution Center	1		566	—	963

Total West Poland, Poland	1		566	—	963

United Kingdom:
London & Southeast, United Kingdom
Park Royal Twyford East Distribution Center	1		7,055	—	1,427
River Road Barking Distribution Center	1		18,470	—	18,908

Total London & Southeast, United Kingdom	2		25,525	—	20,335

West Midlands, United Kingdom
Peterborough Distribution Center	1		19,369	—	14,288

Total West Midlands, United Kingdom	1		19,369	—	14,288

Subtotal European Markets	15		75,767	—	53,538

Asian Market:
Japan:
Osaka Distribution Center	1		42,527		38,866
ProLogis Park Fukusaki	1		6,874	—	373
ProLogis Park Tokai	1		10,208	—	815
Tokyo Distribution Center II	1		39,066	—	84,795

Subtotal Asian Market	4		98,675	—	124,849

Total Properties Under Development(q)	27		191,552	—	213,029

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Netherlands:
South Netherlands, Netherlands
Bergen Op Zoom Distribution Center	10,323	—	10,323	—	2003

Total South Netherlands, Netherlands	10,323	—	10,323	—

Poland:
Warsaw, Poland
Teresin Distribution Center	3,267	—	3,267	—	2003

Total Warsaw, Poland	3,267	—	3,267	—

West Poland, Poland
Poznan Distribution Center	1,529	—	1,529	—	2003

Total West Poland, Poland	1,529	—	1,529	—

United Kingdom:
London & Southeast, United Kingdom
Park Royal Twyford East Distribution Center	8,482	—	8,482	—	2002
River Road Barking Distribution Center	37,378	—	37,378	—	2002

Total London & Southeast, United Kingdom	45,860	—	45,860	—

West Midlands, United Kingdom
Peterborough Distribution Center	33,657	—	33,657	—	2003

Total West Midlands, United Kingdom	33,657	—	33,657	—

Subtotal European Markets	129,305	—	129,305	—

Asian Market:
Japan:
Osaka Distribution Center	81,393		81,393		2003
ProLogis Park Fukusaki	7,247	—	7,247	—	2003
ProLogis Park Tokai	11,023	—	11,023	—	2003
Tokyo Distribution Center II	123,861	—	123,861	—	2002

Subtotal Asian Market	223,524	—	223,524	—

Total Properties Under Development(q)	404,581	—	404,581	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Land Held for Future Development(r)
North American Markets:
United States:
Atlanta, Georgia
Atlanta West Distribution Center			561	—	193
Breckenridge Distribution Center			2,504	—	1,982
Greenwood Industrial Park			9,772	—	4,386

Total Atlanta, Georgia			12,837	—	6,561

Austin, Texas
Southpark Corporate Center			525	—	76
Walnut Creek Corporate Center			135	—	40

Total Austin, Texas			660	—	116

Charlotte, North Carolina
Interstate North Business Park			343	—	9
ProLogis Park I-485			352	—	815

Total Charlotte, North Carolina			695	—	824

Chicago, Illinois
CSI Land			534	—	—
I-55 Distribution Center			4,043	—	2,207
I-294 Distribution Center			2,472	—	—
O’Hare Cargo Distribution Center			3,927	—	2,687

Total Chicago, Illinois			10,976	—	4,894

Cincinnati, Ohio
Airport West Distribution Center			2,213	—	1,025
West Chester Commerce Park I			4,294	—	1,289

Total Cincinnati, Ohio			6,507	—	2,314

Columbus, Ohio
Capital Park South Distribution Center			794	—	141

Total Columbus, Ohio			794	—	141

Dallas/ Fort Worth, Texas
Blue Mound			1,000	—	—
Freeport Corporate Center			436	—	1,143
Great Southwest Distribution Center			398	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Land Held for Future Development(r)
North American Markets:
United States:
Atlanta, Georgia
Atlanta West Distribution Center	754	—	754	—	1994
Breckenridge Distribution Center	4,486	—	4,486	—	1997, 1998
Greenwood Industrial Park	14,158	—	14,158	—	2000, 2002

Total Atlanta, Georgia	19,398	—	19,398	—

Austin, Texas
Southpark Corporate Center	601	—	601	—	1996
Walnut Creek Corporate Center	175	—	175	—	1994

Total Austin, Texas	776	—	776	—

Charlotte, North Carolina
Interstate North Business Park	352	—	352	—	1997
ProLogis Park I-485	1,167	—	1,167	—	1997

Total Charlotte, North Carolina	1,519	—	1,519	—

Chicago, Illinois
CSI Land	534	—	534	—	2002
I-55 Distribution Center	6,250	—	6,250	—	2000
I-294 Distribution Center	2,472	—	2,472	—	2003
O’Hare Cargo Distribution Center	6,614	—	6,614	—	1996,1997

Total Chicago, Illinois	15,870	—	15,870	—

Cincinnati, Ohio
Airport West Distribution Center	3,238	—	3,238	—	2000
West Chester Commerce Park I	5,583	—	5,583	—	1997, 2000, 2001

Total Cincinnati, Ohio	8,821	—	8,821	—

Columbus, Ohio
Capital Park South Distribution Center	935	—	935	—	1994, 1998, 1999, 2000

Total Columbus, Ohio	935	—	935	—

Dallas/ Fort Worth, Texas
Blue Mound	1,000	—	1,000	—	2003
Freeport Corporate Center	1,579	—	1,579	—	1999
Great Southwest Distribution Center	398	—	398	—	2001

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Lewisville Distribution Center			5,069	—	4,310
Northpark Distribution Center			2,000	—	20
Plano Distribution Center			956	—	5

Total Dallas/ Fort Worth, Texas			9,859	—	5,478

Denver, Colorado
ProLogis Park 70			4,638	—	—

Total Denver, Colorado			4,638	—	—

El Paso, Texas
Goodyear Distribution Center			555	—	18
Northwestern Corporate Center			1,051	—	2,255
Pan Am Distribution Center			153	—	—
Vista Del Sol Industrial Center			324	—	12
Vista Del Sol Industrial Center II			242	—	59
Vista Del Sol Industrial Center III			220	—	571

Total El Paso, Texas			2,545	—	2,915

Houston, Texas
Jersey Village Corporate Center			3,217	—	1,188
West by Northwest Industrial Center			552	—	315

Total Houston, Texas			3,769	—	1,503

I-81 Corridor, Pennsylvania
I-81 Corridor Distribution Center			4,213	—	—
Northport Industrial Center			2,500	—	14

Total I-81 Corridor, Pennsylvania			6,713	—	14

I-95 Corridor, New Jersey
Cranbury Business Park			546	—	—

Total I-95 Corridor, New Jersey			546	—	—

Indianapolis, Indiana
Airport Business Center			2,214	—	—
Lebanon Commerce Park Land			1,540	—	2,025
North Plainfield Park Distribution Center			2,928	—	10
Plainfield Park Distribution Center			1,082	—	571

Total Indianapolis, Indiana			7,764	—	2,606

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Lewisville Distribution Center	9,379	—	9,379	—	2000, 2001
Northpark Distribution Center	2,020	—	2,020	—	2002
Plano Distribution Center	961	—	961	—	1999

Total Dallas/ Fort Worth, Texas	15,337	—	15,337	—

Denver, Colorado
ProLogis Park 70	4,638	—	4,638	—	2003

Total Denver, Colorado	4,638	—	4,638	—

El Paso, Texas
Goodyear Distribution Center	573	—	573	—	2001
Northwestern Corporate Center	3,306	—	3,306	—	1991
Pan Am Distribution Center	153	—	153	—	2002
Vista Del Sol Industrial Center	336	—	336	—	1994
Vista Del Sol Industrial Center II	301	—	301	—	1995
Vista Del Sol Industrial Center III	791	—	791	—	1999

Total El Paso, Texas	5,460	—	5,460	—

Houston, Texas
Jersey Village Corporate Center	4,405	—	4,405	—	1997
West by Northwest Industrial Center	867	—	867	—	1993

Total Houston, Texas	5,272	—	5,272	—

I-81 Corridor, Pennsylvania
I-81 Corridor Distribution Center	4,213	—	4,213	—	2003
Northport Industrial Center	2,514	—	2,514	—	2002

Total I-81 Corridor, Pennsylvania	6,727	—	6,727	—

I-95 Corridor, New Jersey
Cranbury Business Park	546	—	546	—	1997

Total I-95 Corridor, New Jersey	546	—	546	—

Indianapolis, Indiana
Airport Business Center	2,214	—	2,214	—	1999
Lebanon Commerce Park Land	3,565	—	3,565	—	1998, 2003
North Plainfield Park Distribution Center	2,938	—	2,938	—	2001
Plainfield Park Distribution Center	1,653	—	1,653	—	1996

Total Indianapolis, Indiana	10,370	—	10,370	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Kansas City, Kansas/ Missouri
Executive Park Distribution Center			1,267	—	260

Total Kansas City, Kansas/ Missouri			1,267	—	260

Las Vegas, Nevada
Black Mountain Distribution Center			1,242	—	120
Hughes Airport Center			263	—	11
Las Vegas Corporate Center		(l)	1,660	—	1,640

Total Las Vegas, Nevada			3,165	—	1,771

Los Angeles/ Orange County, California
Rialto Distribution Center			8,197	—	—

Total Los Angeles/ Orange County, California			8,197	—	—

Louisville, Kentucky
I-65 Meyer Distribution Center			5,414	—	1,013
Riverport Distribution Center			600	—	37

Total Louisville, Kentucky			6,014	—	1,050

Memphis, Tennessee
Distriplex Distribution Center			1,919	—	123
Memphis Industrial Park			299	—	321
Stateline Distribution Center			2,682	—	1,739

Total Memphis, Tennessee			4,900	—	2,183

Orlando, Florida
Orlando Central Park			2,152	—	690

Total Orlando, Florida			2,152	—	690

Portland, Oregon
Clackamas Distribution Center			1,229	—	525

Total Portland, Oregon			1,229	—	525

Reno, Nevada
Damonte Ranch Distribution Center			2,454	—	884
Golden Valley Distribution Center			347	—	591

Total Reno, Nevada			2,801	—	1,475

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Kansas City, Kansas/ Missouri
Executive Park Distribution Center	1,527	—	1,527	—	1998

Total Kansas City, Kansas/ Missouri	1,527	—	1,527	—

Las Vegas, Nevada
Black Mountain Distribution Center	1,362	—	1,362	—	1995
Hughes Airport Center	274	—	274	—	1997
Las Vegas Corporate Center	3,300	—	3,300	—	1995, 1997

Total Las Vegas, Nevada	4,936	—	4,936	—

Los Angeles/ Orange County, California
Rialto Distribution Center	8,197	—	8,197	—	2003

Total Los Angeles/ Orange County, California	8,197	—	8,197	—

Louisville, Kentucky
I-65 Meyer Distribution Center	6,427	—	6,427	—	2001, 2002, 2003
Riverport Distribution Center	637	—	637	—	1999

Total Louisville, Kentucky	7,064	—	7,064	—

Memphis, Tennessee
Distriplex Distribution Center	2,042	—	2,042	—	2000
Memphis Industrial Park	620	—	620	—	1997
Stateline Distribution Center	4,421	—	4,421	—	2001

Total Memphis, Tennessee	7,083	—	7,083	—

Orlando, Florida
Orlando Central Park	2,842	—	2,842	—	1996

Total Orlando, Florida	2,842	—	2,842	—

Portland, Oregon
Clackamas Distribution Center	1,754	—	1,754	—	1997

Total Portland, Oregon	1,754	—	1,754	—

Reno, Nevada
Damonte Ranch Distribution Center	3,338	—	3,338	—	1998
Golden Valley Distribution Center	938	—	938	—	1995

Total Reno, Nevada	4,276	—	4,276	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Salt Lake City, Utah
Centennial Distribution Center			824	—	102
Clearfield Industrial Center			67	—	112
Salt Lake International Distribution Center			904	—	87

Total Salt Lake City, Utah			1,795	—	301

San Antonio, Texas
City Park East Distribution Center			483	—	—
Coliseum Distribution Center			611	—	337
Eisenhauer Distribution Center			1,194	—	1
Perrin Creek Corporate Center			837	—	116
Tri-County Distribution Center			773	—	31

Total San Antonio, Texas			3,898	—	485

San Francisco (East Bay), California
Patterson Pass Business Center			887	—	137
Tracy Industrial Park			4,684	—	885

Total San Francisco (East Bay), California			5,571	—	1,022

Seattle, Washington
Port of Tacoma Distribution Center			1,543	—	477

Total Seattle, Washington			1,543	—	477

Tampa, Florida
Sabal Park Distribution Center			1,177	—	143
Tampa East Distribution Center			228	—	—
Tampa East Industrial Center			1,591	—	46
Tampa West Distribution Center			153	—	58

Total Tampa, Florida			3,149	—	247

Washington D.C./ Baltimore, Maryland
Dulles Distribution Center			5,140	—	10
Meadowridge Distribution Center			110	—	47

Total Washington D.C./ Baltimore, Maryland			5,250	—	57

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Salt Lake City, Utah
Centennial Distribution Center	926	—	926	—	1996
Clearfield Industrial Center	179	—	179	—	1995
Salt Lake International Distribution Center	991	—	991	—	1994, 1995

Total Salt Lake City, Utah	2,096	—	2,096	—

San Antonio, Texas
City Park East Distribution Center	483	—	483	—	2003
Coliseum Distribution Center	948	—	948	—	1994
Eisenhauer Distribution Center	1,195	—	1,195	—	2002
Perrin Creek Corporate Center	953	—	953	—	1996
Tri-County Distribution Center	804	—	804	—	2000

Total San Antonio, Texas	4,383	—	4,383	—

San Francisco (East Bay), California
Patterson Pass Business Center	1,024	—	1,024	—	1999
Tracy Industrial Park	5,569	—	5,569	—	2000

Total San Francisco (East Bay), California	6,593	—	6,593	—

Seattle, Washington
Port of Tacoma Distribution Center	2,020	—	2,020	—	1998

Total Seattle, Washington	2,020	—	2,020	—

Tampa, Florida
Sabal Park Distribution Center	1,320	—	1,320	—	1995
Tampa East Distribution Center	228	—	228	—	1994
Tampa East Industrial Center	1,637	—	1,637	—	1994
Tampa West Distribution Center	211	—	211	—	1994

Total Tampa, Florida	3,396	—	3,396	—

Washington D.C./ Baltimore, Maryland
Dulles Distribution Center	5,150	—	5,150	—	2002
Meadowridge Distribution Center	157	—	157	—	1996

Total Washington D.C./ Baltimore, Maryland	5,307	—	5,307	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Mexico:
Juarez, Mexico
Libramiento Aeropuerto			865	—	226
Los Aztecas Industrial Center			499	—	1
Ramon Rivera Industrial Center			445	—	34
Salvarcar Industrial Center II			3,517	—	32
Salvarcar Industrial Center III			2,167	—	23

Total Juarez, Mexico			7,493	—	316

Monterrey, Mexico
Monterrey Industrial Park			1,703	—	57

Total Monterrey, Mexico			1,703	—	57

Reynosa, Mexico
Del Norte Industrial Center II			1,391	—	596
Pharr Bridge Industrial Center			2,526	—	3,226
Reynosa Industrial Park			362	—	28

Total Reynosa, Mexico			4,279	—	3,850

Tijuana, Mexico
Tijuana Industrial Center II			2,280	—	186

Total Tijuana, Mexico			2,280	—	186

Subtotal North American Markets			134,989	—	42,318

European Markets:
Belgium:
Belgium
Liege Park			651	—	260
Tongeren Distribution Center			144	—	103

Total Belgium			795		363

Czech Republic:
Prague, Czech Republic
Prague East Distribution Center			6,309	—	1,383
Prague West Distribution Center			1,239	—	—

Total Prague, Czech Republic			7,548	—	1,383

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Mexico:
Juarez, Mexico
Libramiento Aeropuerto	1,091	—	1,091	—	1997
Los Aztecas Industrial Center	500	—	500	—	2000
Ramon Rivera Industrial Center	479	—	479	—	2000
Salvarcar Industrial Center II	3,549	—	3,549	—	2002
Salvarcar Industrial Center III	2,190	—	2,190	—	2002

Total Juarez, Mexico	7,809	—	7,809	—

Monterrey, Mexico
Monterrey Industrial Park	1,760	—	1,760	—	1998, 2000

Total Monterrey, Mexico	1,760	—	1,760	—

Reynosa, Mexico
Del Norte Industrial Center II	1,987	—	1,987	—	1998
Pharr Bridge Industrial Center	5,752	—	5,752	—	2000
Reynosa Industrial Park	390	—	390	—	1997

Total Reynosa, Mexico	8,129	—	8,129	—

Tijuana, Mexico
Tijuana Industrial Center II	2,466	—	2,466	—	2002

Total Tijuana, Mexico	2,466	—	2,466	—

Subtotal North American Markets	177,307	—	177,307	—

European Markets:
Belgium:
Belgium
Liege Park	911	—	911	—	2001
Tongeren Distribution Center	247	—	247	—	2000

Total Belgium	1,158	—	1,158	—

Czech Republic:
Prague, Czech Republic
Prague East Distribution Center	7,692	—	7,692	—	2002
Prague West Distribution Center	1,239	—	1,239	—	2003

Total Prague, Czech Republic	8,931	—	8,931	—

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

France:
Central France, France
Vatry Distribution Center			2,112	—	406

Total Central France, France			2,112	—	406

Northern France, France
Le Havre Distribution Center			777	—	545

Total Northern France, France			777	—	545

Southern France, France
Isle d’Abeau Distribution Center			5,133	—	4,230

Total Southern France, France			5,133	—	4,230

Germany:
Rhine/ Main, Germany
Frankfurt Riederhof Distribution Center			4,599	—	832
Alzenau Distribution Center			3,855	—	—

Total Rhine/ Main, Germany			8,454	—	832

Rhine/ Ruhr, Germany
Krefeld Park			1,399	—	593

Total Rhine/ Ruhr, Germany			1,399	—	593

Southern Germany, Germany
Straubing Distribution Center			168	—	—

Total Southern Germany, Germany			168	—	—

Hungary:
Budapest, Hungary
Budapest Park			2,421	—	3,419

Total Budapest, Hungary			2,421	—	3,419

Italy:
Milan, Italy
Romentino Distribution Center			3,709	—	—

Total Milan, Italy			3,709	—	—

Netherlands:
Rotterdam, Netherlands

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

France:
Central France, France
Vatry Distribution Center	2,518	—	2,518	—	2002

Total Central France, France	2,518	—	2,518	—

Northern France, France
Le Havre Distribution Center	1,322	—	1,322	—	1998

Total Northern France, France	1,322	—	1,322	—

Southern France, France
Isle d’Abeau Distribution Center	9,363	—	9,363	—	2001, 2003

Total Southern France, France	9,363	—	9,363	—

Germany:
Rhine/ Main, Germany
Frankfurt Riederhof Distribution Center	5,431	—	5,431	—	2002
Alzenau Distribution Center	3,855	—	3,855	—	2003

Total Rhine/ Main, Germany	9,286	—	9,286	—

Rhine/ Ruhr, Germany
Krefeld Park	1,992	—	1,992	—	2001

Total Rhine/ Ruhr, Germany	1,992	—	1,992	—

Southern Germany, Germany
Straubing Distribution Center	168	—	168	—	2003

Total Southern Germany, Germany	168	—	168	—

Hungary:
Budapest, Hungary
Budapest Park	5,840	—	5,840	—	2001

Total Budapest, Hungary	5,840	—	5,840	—

Italy:
Milan, Italy
Romentino Distribution Center	3,709	—	3,709	—	2003

Total Milan, Italy	3,709	—	3,709	—

Netherlands:
Rotterdam, Netherlands

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Moerdijk Distribution Center			1,402	—	525

Total Rotterdam, Netherlands			1,402	—	525

Poland:
Central Poland, Poland
Piotrkow Distribution Center			1,396	—	141

Total Central Poland, Poland			1,396	—	141

Southern Poland, Poland
Bedzin Distribution Center			2,549	—	127

Total Southern Poland, Poland			2,549	—	127

Warsaw, Poland
Blonie Industrial Park			3,763	—	—
Teresin Distribution Center			1,014	—	619

Total Warsaw, Poland			4,777	—	619

Spain:
Madrid, Spain
Alcala Distribution Center			4,023	—	7,437

Total Madrid, Spain			4,023	—	7,437

United Kingdom:
East Midlands, United Kingdom
Ashby de la Zouch Distribution Center			1,599	—	—
Corby Distribution Center			1,684	—	224
Daventry Phase III Distribution Center			1,823	—	2,444
Grange Park			3,009	—	326
Marston Gate Distribution Center			2,272	—	310

Total East Midlands, United Kingdom			10,387	—	3,304

London & Southeast, United Kingdom
Ardra Road, Edmonton Distribution Center			9,941	—	—
Basingstoke Distribution Center			1,136	—	—
Bourne Avenue Hayes			31,009	—	—
Didcot Distribution Center			22,000	—	—
Hemel Hempstead			13,337	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Moerdijk Distribution Center	1,927	—	1,927	—	2001

Total Rotterdam, Netherlands	1,927	—	1,927	—

Poland:
Central Poland, Poland
Piotrkow Distribution Center	1,537	—	1,537	—	2002

Total Central Poland, Poland	1,537	—	1,537	—

Southern Poland, Poland
Bedzin Distribution Center	2,676	—	2,676	—	2002

Total Southern Poland, Poland	2,676	—	2,676	—

Warsaw, Poland
Blonie Industrial Park	3,763	—	3,763	—	2002
Teresin Distribution Center	1,633	—	1,633	—	2002

Total Warsaw, Poland	5,396	—	5,396	—

Spain:
Madrid, Spain
Alcala Distribution Center	11,460	—	11,460	—	2001

Total Madrid, Spain	11,460	—	11,460	—

United Kingdom:
East Midlands, United Kingdom
Ashby de la Zouch Distribution Center	1,599	—	1,599	—	1998
Corby Distribution Center	1,908	—	1,908	—	1998
Daventry Phase III Distribution Center	4,267	—	4,267	—	2002
Grange Park	3,335	—	3,335	—	2001
Marston Gate Distribution Center	2,582	—	2,582	—	1998

Total East Midlands, United Kingdom	13,691	—	13,691	—

London & Southeast, United Kingdom
Ardra Road, Edmonton Distribution Center	9,941	—	9,941	—	2002
Basingstoke Distribution Center	1,136	—	1,136	—	1998
Bourne Avenue Hayes	31,009	—	31,009	—	2003
Didcot Distribution Center	22,000	—	22,000	—	2002
Hemel Hempstead	13,337	—	13,337	—	2003

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

			INITIAL COST
			TO PROLOGIS
					COSTS
					CAPITALIZED
					SUBSEQUENT
	NO. OF	ENCUM-		BUILDING &	TO
DESCRIPTION	BLDGS.	BRANCES	LAND	IMPROVEMENTS	ACQUISITION

Minoco Wharf/ Silvertown Distribution Center			17,704	—	15,878
Purley Way Croydon Distribution Center			17,958	—	2,206
West Thurrock Oliver Road Distribution Center			6,119	—	12,069
Banbury Distribution Center			4,887	—	872

Total London & Southeast, United Kingdom			124,091	—	31,025

North, United Kingdom
Basford Sidings Crewe			9,491	—	—
Liverpool(s)			182	—	—

Total North, United Kingdom			9,673	—	—

West Midlands, United Kingdom
Bermuda Park Distribution Center			9,371	—	—
Coventry Distribution Center			39,998	—	5,095
Fort Dunlop Distribution Center			9,915	—	1,390
Michelin Factory Stoke Distribution Center			8,992	—	13,332

Total West Midlands, United Kingdom			68,276	—	19,817

Subtotal European Markets			259,090	—	74,766

Total Land Held for Future Development(r)			394,079	—	117,084

GRAND TOTALS			$1,361,187	$2,590,521	$1,832,831

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PROLOGIS
	SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (CONTINUED)

	GROSS AMOUNTS AT WHICH
	CARRIED
	AS OF DECEMBER 31, 2003

				ACCUMULATED	DATE OF
		BUILDING &		DEPRECIATION	CONSTRUCTION/
DESCRIPTION	LAND	IMPROVEMENTS	TOTAL(a,b)	(c)	ACQUISITION

Minoco Wharf/ Silvertown Distribution Center	33,582	—	33,582	—	2002
Purley Way Croydon Distribution Center	20,164	—	20,164	—	2002
West Thurrock Oliver Road Distribution Center	18,188	—	18,188	—	2002
Banbury Distribution Center	5,759	—	5,759	—	1999

Total London & Southeast, United Kingdom	155,116	—	155,116	—

North, United Kingdom
Basford Sidings Crewe	9,491	—	9,491	—	2003
Liverpool(s)	182	—	182	—	2003

Total North, United Kingdom	9,673	—	9,673	—

West Midlands, United Kingdom
Bermuda Park Distribution Center	9,371	—	9,371	—	2003
Coventry Distribution Center	45,093	—	45,093	—	1998, 2000
Fort Dunlop Distribution Center	11,305	—	11,305	—	2001
Michelin Factory Stoke Distribution Center	22,324	—	22,324	—	2002

Total West Midlands, United Kingdom	88,093	—	88,093	—

Subtotal European Markets	333,856	—	333,856	—

Total Land Held for Future Development(r)	511,163	—	511,163	—

GRAND TOTALS	$1,731,350	$4,053,189	$5,784,539	$(847,221)

PROLOGIS

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(a)	Reconciliation of real estate assets per Schedule III to ProLogis’ Consolidated Balance Sheet as of December 31, 2003 (in thousands of U.S. dollars):

Total per Schedule III	$5,784,539
Capitalized preacquisition costs	69,508	(t)

Total per Consolidated Balance Sheet	$5,854,047	(u)

(b)	The aggregate cost of ProLogis’ real estate assets for federal income tax purposes was approximately $5,669,055,133.

(c)	The depreciable portions of ProLogis’ real estate assets are depreciated on a straight-line basis over their useful lives. These useful lives are generally seven years for capital improvements, 10 years for tenant improvements, 30 years for acquired properties and 40 years for properties under development. ProLogis does not depreciate properties that have been developed or acquired in the CDFS business segment during the period from the completion of development or date of acquisition to their contribution or sale. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(d)	Total operating properties include 119 properties developed or acquired in the CDFS business segment aggregating 20.4 million square feet at an aggregate investment of $928.3 million. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(e)	Properties with an aggregate undepreciated cost of $354,987,000 secure $200,000,000 of mortgage notes. See Note 5.

(f)	Properties with an aggregate undepreciated cost of $223,987,000 secure $141,659,000 of mortgage notes. See Note 5.

(g)	Properties with an aggregate undepreciated cost of $360,039,000 secure $146,389,000 of mortgage notes. See Note 5.

(h)	Properties with an aggregate undepreciated cost of $60,986,000 secure $18,612,000 of securitized debt.

(i)	In this park, ProLogis owns 60,000 square feet, representing 16% of one building. The remaining portion of the building is owned by ProLogis North American Properties Fund V.

(j)	With respect to one building, ProLogis owns 159,000 square feet, representing 50% of the building. The remaining portion of the building is owned by ProLogis North American Properties Fund V.

(k)	With respect to one building, ProLogis owns 32,000 square feet representing 28% of the building. The remaining portion of the building is owned by ProLogis North American Properties Fund V.

(l)	Properties with an aggregate undepreciated cost of $243,207,000 relate to $7,753,000 of assessment bonds. See Note 5.

(m)	In this park, ProLogis owns 45,000 square feet, representing 38% of one building. The remaining portion of the building is owned by ProLogis North American Properties Fund V.

(n)	Represents one property with 661,000 square feet at an investment of $21,760,000 that was previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2, 4 and 10.

(o)	Represents one property with 82,000 square feet at an investment of $1,930,000 that was previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2, 4 and 10.

(p)	Represents one property with 177,000 square feet at an investment of $13,093,000 that was previously presented under the equity method in the temperature-controlled distribution segment. See Notes 2, 4 and 10.

PROLOGIS

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(q)	All properties under development are included in the CDFS business segment. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(r)	All of the land held for future development is included in the CDFS business segment. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(s)	Includes 18 acres of land that at an investment of $0.2 million that were previously presented under the equity method in the temperature-controlled segment. See Notes 2, 4 and 10.

(t)	Other investments include: (i) earnest money deposits associated with potential acquisitions; (ii) costs incurred during the pre-acquisition due diligence process; and (iii) costs incurred during the pre-construction phase related to future development projects.

(u)	A summary of activity for ProLogis’ real estate assets and accumulated depreciation for the three years ended December 31, 2003, 2002 and 2001 is as follows (in thousands of U.S. dollars):

	Years Ended December 31,

	2003	2002	2001

Real estate assets:
Balances beginning of year	$5,395,527	$4,588,193	$4,689,492
Acquisitions of land and operating properties, development completions and improvements to operating properties	1,208,376	836,334	658,879
Dispositions of operating properties and land parcels	(783,112)	(1,000,987)	(832,732)
Changes in properties under development balance	27,198	245,839	46,198
Changes in capitalized preacquisition costs balance	6,058	(29,260)	26,356
Balances associated with changes in reporting presentation	—	755,408	—

Balances at end of year	$5,854,047	$5,395,527	$4,588,193

Accumulated depreciation:
Balances at beginning of year	$712,319	$574,871	$476,982
Depreciation expense	142,022	131,132	120,899
Balances retired upon dispositions of operating properties	(7,120)	(4,426)	(23,010)
Balances associated with changes in reporting presentation	—	10,742	—

Balances at end of year	$847,221	$712,319	$574,871

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ K. DANE BROOKSHER

K. Dane Brooksher
Chairman and Chief Executive Officer

Date: March 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. DANE BROOKSHER K. Dane Brooksher	Chairman, Chief Executive Officer and Trustee	March 8, 2004

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Vice Chairman, Chief Investment Officer and Trustee	March 8, 2004

/s/ WALTER C. RAKOWICH Walter C. Rakowich	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 8, 2004

/s/ LUKE A. LANDS Luke A. Lands	Senior Vice President and Controller	March 8, 2004

/s/ SHARI J. JONES Shari J. Jones	First Vice President (Principal Accounting Officer)	March 8, 2004

/s/ STEPHEN L. FEINBERG Stephen L. Feinberg	Trustee	March 8, 2004

/s/ GEORGE L. FOTIADES George L. Fotiades	Trustee	March 8, 2004

/s/ DONALD P. JACOBS Donald P. Jacobs	Trustee	March 8, 2004

/s/ NEELIE KROES Neelie Kroes	Trustee	March 8, 2004

/s/ KENNETH N. STENSBY Kenneth N. Stensby	Trustee	March 8, 2004

Signature	Title	Date

/s/ D. MICHAEL STEUERT D. Michael Steuert	Trustee	March 8, 2004

/s/ J. ANDRÉ TEIXEIRA J. André Teixeira	Trustee	March 8, 2004

/s/ WILLIAM D. ZOLLARS William D. Zollars	Trustee	March 8, 2004

INDEX TO EXHIBITS

      Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
Number		Description

3.1	—	Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ quarterly report on Form 10-Q for the quarter ended June 30, 1999).
3.2	—	Amended and Restated Bylaws of ProLogis (incorporated by reference to exhibit 3.2 to ProLogis’ quarterly report on Form 10-Q for the quarter ended June 30, 1999).
3.3	—	Articles Supplementary Classifying and Designating the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference exhibit 4.2 to ProLogis’ Form 8-K dated December 24, 2003).
3.4	—	Articles Supplementary Classifying and Designating the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference exhibit 4.3 to ProLogis’ Form 8-K dated December 24, 2003).
4.1	—	Form of share certificate for Common Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-73382).
4.2	—	ProLogis Trust Employee Share Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.27 to ProLogis’ Form S-8, dated September 27, 2001.
4.3	—	8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.4	—	Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.5	—	9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.6	—	7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K dated May 9, 1995).
4.7	—	7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.8	—	8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.9	—	7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.10	—	Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as Trustee (incorporated by reference to exhibit 4.9 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.11	—	Collateral Trust Indenture, dated as of July 22, 1993, between Krauss/ Schwartz Properties, Ltd. and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 4.10 to ProLogis’ Form 10-K for the year ended December 31, 1994).

Exhibit
Number		Description

4.12	—	First Supplement Collateral Trust Indenture, dated as of October 28, 1994, among ProLogis Limited Partnership-IV, Krauss/ Schwartz Properties, Ltd., and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 10.6 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
4.13	—	7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis’ Form 8-K dated July 11, 1997).
4.14	—	Form of 7.05% Promissory Note due July 15, 2006 (incorporated by reference to exhibit 4.24 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.15	—	Form of 6.70% Promissory Note due April 15, 2004 (incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.16	—	Form of 7.10% Promissory Note due April 15, 2008 (incorporated by reference to exhibit 4.27 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.17	—	Form of 5.50% Promissory Note due March 1, 2013 (incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 2002).
4.18	—	Form of share certificate for Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated November 26, 2003).
4.19	—	Form of share certificate for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated December 24, 2003).
10.1	—	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Registration Statement No. 33-73382).
10.2	—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-II, dated as of February 15, 1994, among ProLogis as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.12 to ProLogis’ Registration Statement No. 33-78080).
10.3	—	Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis’ Registration Statement No. 33-73382).
10.4	—	Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.5	—	Declaration of Trust for the benefit of ProLogis’ independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.6	—	Share Option Plan for Outside Trustees (as Amended and Restated Effective September 26, 2002) (incorporated by reference to exhibit 10. 2 to ProLogis’ Form 8-K dated February 19, 2003).
10.7	—	1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus contained in Registration Statement No. 333-102166).
10.8	—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-III, dated as of October 28, 1994, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.3 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).

Exhibit
Number		Description

10.9	—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-IV, dated as of October 28, 1994, by and among ProLogis IV, Inc., as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
10.10	—	Loan Agreement, dated as of December 23, 1998, between ProLogis and Connecticut General Life Insurance Company (incorporated by reference to exhibit 10.19 to ProLogis’ Form 10-K for the year ended December 31, 1998).
10.11	—	Amended and Restated Loan Administration Agreement between The Prudential Insurance Company of America and Meridian, IndTennco Limited Partnership, Metro-Sierra Limited Partnership, and Progress Center/ Alabama Limited Partnership, dated as of February 23, 1996 (incorporated by reference to exhibit 10.24 to Meridian’s Form 10-K for the year ended December 31, 1996).
10.12	—	Note Purchase Agreement among Meridian and The Travelers Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/ N/ O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/ N/ O CUDD & CO), Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company “B” (I/ N/ O GERLACH & CO), sons of Norway (I/ N/ O VAR & CO), Aid Association for Lutherans (I/ N/ O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/ N/ O BOST & CO), Union Central Life Insurance Company (I/ N/ O HARE & CO), and Pan-American Life Insurance Company, dated November 15, 1997 (incorporated by reference to exhibit 10.66 to Meridian’s Form 10-K for the year ended December 31, 1997).
10.13	—	Mortgage Noted dated as of March 29, 1999 between ProLogis Trust and Pro-Industrial Funding Company, Inc. (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated May 17, 1999).
10.14	—	Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis’ Registration Statement No. 333-86081).
10.15	—	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.16	—	Form of Executive Protection Agreements entered into between ProLogis and K. Dane Brooksher and Irving F. Lyons III, dated as of June 24, 1999. (incorporated by reference to exhibit 10.25 to ProLogis’ Form 10-K for the year ended December 31, 1999).
10.17	—	Form of Executive Protection Agreements entered into between ProLogis and Walter C. Rakowich, Jeffrey H. Schwartz, Robert J. Watson and John W. Seiple, dated as of June 24, 1999 (incorporated by reference to exhibit 10.26 to ProLogis’ Form 10-K for the year ended December 31, 1999).
10.18	—	Stabilized Property Contribution Agreement, dated September 15, 1999, between ProLogis Management S.a.r.l., ProLogis Developments S.a.r.l., ProLogis France Developments, Inc., Kingspark Holding S.A. and ProLogis (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2001.

Exhibit
Number		Description

10.19	—	Form of Amendment to executive Protection Agreement entered into between ProLogis and certain of its officers, dated as of March 31, 2003 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated April 4, 2003).
10.20	—	Amended and Restated Special Equity Agreement between ProLogis and K. Dane Brooksher, dated as of March 5, 2003 (incorporated by reference to exhibit 10.28 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10.21	—	Special Equity Agreement between ProLogis and Irving F. Lyons III, dated as of March 5, 2003 (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K for the year ended December 31, 2002).
12.1	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
12.2	—	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1	—	Subsidiaries of ProLogis.
23.1	—	Consent of KPMG LLP — Stockholm, Sweden.
23.2	—	Report of KPMG LLP — Stockholm, Sweden.
23.3	—	Consent of KPMG LLP — New York, New York.
23.4	—	Report of KPMG LLP — New York, New York.
23.5	—	Consent of KPMG LLP — San Diego, California.
31.1	—	Certification of Chief Executive Officer
31.2	—	Certification of Chief Financial Officer.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Limited Liability Company Agreement of CSI/ Frigo LLC dated as of January 2, 2001 (incorporated by reference to exhibit 99.5 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.2	—	Promissory Note from CSI/ Frigo LLC dated January 5, 2001 (incorporated by reference to exhibit 99.6 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.3	—	Promissory Note from K. Dane Brooksher dated July 18, 2000 to GoProLogis Incorporated (incorporated by reference to exhibit 99.8 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.4	—	Option agreement dated July 18, 2000 among GoProLogis Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.9 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.5	—	Promissory Note from K. Dane Brooksher dated September 20, 2000 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.6	—	Promissory Note from K. Dane Brooksher dated January 4, 2001 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.11 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).
99.7	—	Option Agreement dated September 20, 2000 among ProLogis Broadband(1) Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.12 to ProLogis’ Form 10-K/ A#1 for the year ended December 31, 2000).

Exhibit
Number		Description

99.8	—	Purchase and Sale Agreement dated October 23, 2002, between CSI/Frigo LLC and ProLogis (incorporated by reference to exhibit 99.14 to ProLogis’ Form 10-K for the year ended December 31, 2002).
99.9	—	Promissory Note from CSI/Frigo LLC dated October 23, 2002 (incorporated by reference to exhibit 99.15 to ProLogis’ Form 10-K for the year ended December 31, 2002).