Form 10-Q
period 2004-03-31
PROLOGIS
filed 2004-05-07
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [X] No [  ]

     The number of shares outstanding of the Registrant’s common shares as of May 5, 2004 was 181,359,530.

PROLOGIS

INDEX

			Page
			Number(s)
PART I.	Financial Information
	Item 1.	Consolidated Condensed Financial Statements:
		Consolidated Condensed Balance Sheets — March 31, 2004 and December 31, 2003	3
		Consolidated Condensed Statements of Earnings and Comprehensive Income — Three Months Ended March 31, 2004 and 2003	4
		Consolidated Condensed Statements of Cash Flows — Three Months Ended March 30, 2004 and 2003	6
		Notes to Consolidated Condensed Financial Statements	7–29
		Independent Accountants’ Review Report	30
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-51
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
	Item 4.	Controls and Procedures	51
PART II.	Other Information
	Item 1.	Legal Proceedings	52
	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchaser of Equity Securities	52
	Item 3.	Defaults Upon Senior Securities	52
	Item 4.	Submission of Matters to a Vote of Securities Holders	52
	Item 5.	Other Information	52
	Item 6.	Exhibits and Reports on Form 8-K	52
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings-Combined Charges
Letter Re: Unaudited Financial Information
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PROLOGIS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Real estate	$6,100,639	$5,854,047
Less accumulated depreciation	883,119	847,221

	5,217,520	5,006,826
Investments in and advances to unconsolidated investees	577,611	677,293
Cash and cash equivalents	172,850	331,503
Accounts and notes receivable	36,259	44,906
Other assets	326,578	306,938
Discontinued operations – assets held for sale	159,605	—

Total assets	$6,490,423	$6,367,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$862,073	$699,468
Senior unsecured debt	1,758,147	1,776,789
Secured debt and assessment bonds	508,852	514,412
Accounts payable and accrued expenses	139,629	155,874
Construction costs payable	28,045	26,825
Other liabilities	119,547	97,389
Discontinued operations – assets held for sale	55,530	—

Total liabilities	3,471,823	3,270,757

Minority interest	36,775	37,777
Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	100,000	100,000
Series D Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2003	—	125,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	125,000	125,000
Common Shares; $0.01 par value; 181,222,238 shares issued and outstanding at March 31, 2004 and 180,182,615 shares issued and outstanding at December 31, 2003	1,813	1,802
Additional paid-in capital	3,101,973	3,073,959
Accumulated other comprehensive income	180,599	138,235
Distributions in excess of net earnings	(652,560)	(630,064)

Total shareholders’ equity	2,981,825	3,058,932

Total liabilities and shareholders’ equity	$6,490,423	$6,367,466

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Rental income, including expense recoveries from customers of $27,011 in 2004 and $26,466 in 2003	$138,161	$142,012
Property management and other property fund fees	11,267	9,739
Development management fees and other CDFS income	1,522	310

Total revenues	150,950	152,061

Expenses:
Rental expenses	36,644	36,557
General and administrative	19,566	15,876
Depreciation and amortization	42,758	41,485
Other	996	778

Total expenses	99,964	94,696

Gains on certain dispositions of CDFS business assets, net:
Net proceeds from dispositions	155,880	248,173
Costs of assets disposed of	128,722	217,431

Total gains, net	27,158	30,742

Operating income	78,144	88,107
Income from unconsolidated property funds	9,537	457
Income from other unconsolidated investees	300	2,670
Interest expense	(39,623)	(37,254)
Interest and other income	738	369

Earnings before minority interest	49,096	54,349
Minority interest share in earnings	(1,226)	(1,283)

Earnings before certain net gains and net foreign currency exchange gains (expenses/losses)	47,870	53,066
Gains recognized on dispositions of certain non-CDFS business assets, net	—	383
Foreign currency exchange gains (expenses/losses), net	3,313	(5,102)

Earnings before income taxes	51,183	48,347

Income tax expense:
Current	2,213	509
Deferred	2,739	998

Total income tax expense	4,952	1,507

Net earnings from continuing operations	46,231	46,840

(Continued)

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Discontinued operations:
Income attributable to assets held for sale	3,395	—
Assets sold in 2004:
Operating income (loss) attributable to assets disposed of	(79)	44
Gain (loss) recognized on dispositions, net:
Non-CDFS business assets	(545)	—
CDFS business assets	5,415	—

Total discontinued operations	8,186	44

Net earnings	54,417	46,884
Less preferred share dividends	6,684	8,179
Less excess of redemption value over carrying value of Preferred Shares redeemed	4,236	—

Net earnings attributable to Common Shares	43,497	38,705

Other comprehensive income:
Foreign currency translation adjustments	42,774	3,322
Unrealized losses on derivative contracts, net	(410)	—

Comprehensive income	$85,861	$42,027

Weighted average Common Shares outstanding — Basic	180,732	178,600

Weighted average Common Shares outstanding — Diluted	185,255	181,003

Net earnings attributable to Common Shares per share —Basic:
Continuing operations	$0.20	$0.22
Discontinued operations	0.04	—

Net earnings attributable to Common Shares per share — Basic	$0.24	$0.22

Net earnings attributable to Common Shares per share — Diluted:
Continuing operations	$0.19	$0.21
Discontinued operations	0.04	—

Net earnings attributable to Common Shares per share — Diluted	$0.23	$0.21

Distributions per Common Share	$0.365	$0.360

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net earnings	$54,417	$46,884
Minority interest share in earnings	1,226	1,283
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,878	41,518
Gains (losses) on dispositions of non-CDFS business assets, net	545	(383)
Straight-lined rents	(2,224)	(2,054)
Amortization of deferred loan costs	1,492	1,627
Cost of share-based compensation awards	4,365	3,111
Adjustments to income and fees recognized from all unconsolidated investees	(9,104)	(3,376)
Adjustments to foreign currency exchange amounts recognized	(3,547)	4,041
Deferred income tax expense	2,739	998
Increase in accounts and notes receivable and other assets	(5,759)	(4,711)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	9,178	(23,767)

Net cash provided by operating activities	96,206	65,171

Investing activities:
Real estate investments	(417,571)	(298,730)
Tenant improvements and lease commissions on previously leased space	(10,505)	(9,293)
Recurring capital expenditures	(5,009)	(2,300)
Proceeds from dispositions of real estate	217,500	210,359
Net cash received from unconsolidated investees	15,131	15,591
Adjustments to cash balances resulting from reporting changes	3,284	—

Net cash used in investing activities	(197,170)	(84,373)

Financing activities:
Net proceeds from sales of Common Shares and issuances of Common Shares under plans	18,669	13,301
Repurchases of Common Shares, net of costs	—	(9,771)
Redemption of Preferred Shares	(125,000)	—
Distributions paid on Common Shares	(65,993)	(64,332)
Distributions paid to minority interest holders	(1,776)	(4,023)
Dividends paid on Preferred Shares	(6,684)	(8,179)
Issuance costs incurred	(473)	(2,856)
Proceeds from issuance of senior unsecured debt	—	300,000
Proceeds from issuance of secured debt	—	31,000
Principal payments on senior unsecured debt	(18,750)	(18,750)
Net proceeds from (payments on) lines of credit	162,605	(151,571)
Regularly scheduled principal payments on secured debt and assessment bonds	(1,263)	(1,586)
Principal payments on secured debt and assessment bonds at maturity and prepayments	(18,612)	(62,094)
Purchases of derivative contracts	(412)	(750)

Net cash provided by (used in) financing activities	(57,689)	20,389

Net increase (decrease) in cash and cash equivalents	(158,653)	1,187
Cash and cash equivalents, beginning of period	331,503	110,809

Cash and cash equivalents, end of period	$172,850	$111,996

See Note 11 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2004 and 2003
(Unaudited)

1. General:

          Business

          ProLogis (collectively with its consolidated subsidiaries and partnerships “ProLogis”) is a publicly held real estate investment trust (“REIT”) that owns (directly or through unconsolidated investees), operates and develops industrial distribution properties in North America (the United States and Mexico), Europe (11 countries) and Asia (Japan). ProLogis has initiated operations in China, but ProLogis owned no real estate assets in China at March 31, 2004. ProLogis has elected to be taxed as a REIT under the Internal Revenue code of 1986, as amended (the “Code”).

          ProLogis’ business consists of two reportable business segments: property operations and the corporate distribution facilities services business (“CDFS business”). The property operations segment represents the long-term ownership, management and leasing of distribution properties. The CDFS business segment primarily encompasses the development of distribution properties that are either contributed to an unconsolidated property fund in which ProLogis has an ownership interest and acts as manager, or sold to third parties. Additionally, ProLogis will acquire distribution properties in the CDFS business segment that are generally rehabilitated and/or repositioned prior to being contributed to a property fund. See Note 10.

          Principles of Financial Presentation

          ProLogis’ Consolidated Condensed Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accounts of ProLogis, its wholly owned subsidiaries and its majority owned and controlled subsidiaries and partnerships are consolidated in the accompanying financial statements and are presented in ProLogis’ functional currency, the U.S. dollar. ProLogis consolidates all entities in which it owns a majority voting interest and those variable interest entities, as defined, in which it is the primary beneficiary. All material intercompany transactions, including transactions with unconsolidated investees, have been eliminated.

          The Consolidated Condensed Financial Statements of ProLogis as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and, pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements have been omitted. Management of ProLogis believes that the disclosures presented are adequate; however, these interim Consolidated Condensed Financial Statements should be read in conjunction with ProLogis’ December 31, 2003 audited Consolidated Financial Statements contained in ProLogis’ 2003 Annual Report on Form 10-K.

          Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003 and revised in December 2003. The revised Interpretation No. 46 (“FIN 46R”) was adopted by ProLogis as of January 1, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires that variable interest entities in which ProLogis is the primary beneficiary be presented on a consolidated basis in its financial statements. As a result of adopting FIN 46R, ProLogis began consolidating its investments in TCL Holding S.A. (“TCL Holding”), formerly Frigoscandia Holding S.A., and CSI/Frigo LLC, a company that holds the voting ownership interest in TCL Holding, as of January 1, 2004. Through December 31, 2003, ProLogis presented its investments in TCL Holding and CSI/Frigo LLC under the equity method. ProLogis’ combined effective ownership in these entities was 99.75% at December 31, 2003. None of ProLogis’ other unconsolidated investees are variable interest entities as defined in FIN 46R. Therefore, ProLogis will continue to present its investments in these entities under the equity method. See Note 3.

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

          Certain amounts included in ProLogis’ Consolidated Condensed Financial Statements for the prior period have been reclassified to conform to the 2004 financial statement presentation.

     Proposed Acquisition Transaction

          On May 3, 2004, ProLogis and certain private REIT subsidiaries of established investment funds (the “Fund Partners”) established five property funds (the “Acquiring Property Funds”). Also on that date, ProLogis and the Acquiring Property Funds entered into an agreement to acquire the outstanding equity and operating units of Keystone Property Trust (“Keystone”) (the “Keystone Transaction”). ProLogis has a 20% ownership interest in the Acquiring Property Funds with the remainder owned by the Fund Partners. As part of the Keystone Transaction, ProLogis, through a wholly owned subsidiary, will directly acquire certain assets of Keystone. Consideration for the common equity of Keystone will be paid in cash at $23.80 per share. ProLogis anticipates that a portion of the consideration that it pays will be in the form of limited partnership units that are convertible into ProLogis’ common shares of beneficial interest, par value $0.01 per share (“Common Shares”). Keystone, a publicly traded REIT, owns and leases industrial distribution properties located in New Jersey, Pennsylvania, Indiana, Florida, South Carolina and Ohio. The Keystone Acquisition is subject to the approval of Keystone’s shareholders.

          Collectively, the Acquiring Property Funds would acquire $1.37 billion of assets from Keystone, including 22.9 million square feet of operating properties. ProLogis’ direct acquisition includes operating properties aggregating 2.4 million square feet, Keystone’s 20% ownership interests in two unconsolidated entities that own 7.7 million square feet of operating properties, Keystone’s 50% ownership interest in an unconsolidated entity that is developing a 0.8 million square foot property and land positions aggregating 126 acres. The assets to be acquired directly by ProLogis are valued at $290.0 million. The Acquiring Property Funds anticipate that Keystone’s existing direct fixed-rate obligations will be retired after the closing date. The combined value of the Keystone Transaction is estimated to be $1.66 billion, including the assumption of liabilities and transaction expenses.

          In anticipation of the proposed transaction, the Acquiring Property Funds have entered into interest rate swap agreements to hedge a portion of the future interest payments associated with the secured debt that the Acquiring Property Funds anticipate will be obtained as part of the financing of the Keystone Transaction. ProLogis believes that the interest rate swap agreements qualify for hedge accounting treatment. Certain of the interest rate swap agreements are subject to an indemnification agreement between the Acquiring Property Funds and ProLogis. Under the indemnification agreement, ProLogis is obligated to make any settlement payments that may become due and, alternatively, ProLogis is entitled to receive any settlement proceeds that may be paid. This indemnification agreement relates to interest swap agreements with an aggregate notional amount of $185.2 million, the approximate amount of the secured debt to be obtained by the Acquiring Property Funds attributable to ProLogis’ 20% ownership interest.

          Keystone will file a proxy statement with the SEC related to the Keystone Transaction. ProLogis anticipates that the Keystone Transaction will close during the third quarter of 2004.

2. Real Estate:

     Real Estate Assets

          Real estate assets directly owned by ProLogis consist of income producing industrial distribution properties, industrial distribution properties under development and land held for future development of industrial distribution properties. ProLogis’ real estate assets, presented at cost, include the following as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2004	2003
Operating properties(1):
Improved land	$866,979	$815,606
Buildings and improvements	4,198,579	4,053,189

	5,065,558	4,868,795

Properties under development (including cost of land)(2)(3)	422,694	404,581
Land held for development(4)	521,710	511,163
Other investments(5)	90,677	69,508

Total real estate assets	6,100,639	5,854,047
Less accumulated depreciation	883,119	847,221

Net real estate assets	$5,217,520	$5,006,826

(1)	At both March 31, 2004 and December 31, 2003, ProLogis had 1,252 operating properties. These properties consisted of 134,072,000 square feet at March 31, 2004 and 133,141,000 square feet at December 31, 2003.

(2)	Properties under development consisted of 37 buildings aggregating 12,800,000 square feet at March 31, 2004 and 27 buildings aggregating 9,823,000 square feet at December 31, 2003.

(3)	In addition to the construction costs payable balance of $28.0 million, ProLogis had aggregate unfunded commitments on its contracts for properties under development of $439.4 million at March 31, 2004.

(4)	Land held for future development consisted of 2,625 acres at March 31, 2004 and 2,706 acres at December 31, 2003.

(5)	Other investments include: (i) earnest money deposits associated with potential acquisitions; (ii) costs incurred during the pre-acquisition due diligence process; and (iii) costs incurred during the pre-construction phase related to future development projects.

          ProLogis’ directly owned real estate assets are located in North America (the United States and Mexico), 11 countries in Europe and in Japan. No individual market in any country, as defined by ProLogis and presented in Item 2 of its 2003 Annual Report on Form 10-K, represents more than 10% of ProLogis’ total real estate assets, before depreciation.

     Operating Lease Agreements

          ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At March 31, 2004, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties for the remainder of 2004 and the other years in the five-year period ending December 31, 2008 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2004	$309,280
2005	339,897
2006	251,147
2007	180,996
2008	129,199
2009 and thereafter	225,145

$1,435,664

          For ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.27% and 15.75%, respectively, of ProLogis’ annualized collected base rents at March 31, 2004.

3. Unconsolidated Investees:

     Summary of Investments and Income

          Since 1997, ProLogis has invested in various entities in which its ownership interest is less than 100% and in which it does not have control as defined under GAAP. Accordingly, these investments are presented under the equity method in ProLogis’ Consolidated Condensed Financial Statements. Generally, these entities are not variable interest entities as defined in FIN 46R (see Note 1). Certain of these investments were originally structured such that ProLogis’ ownership interest would allow ProLogis to continue to comply with the requirements of the Code to qualify as a REIT. However, with respect to ProLogis’ investments in property funds, having an ownership interest of 50% or less is part of ProLogis’ business strategy. This business strategy allows ProLogis to realize, for financial reporting purposes, a portion of the profits from its development activities, raise private equity capital or issue private debt instruments, generate fee income, provide liquidity to fund its future development activities, while still allowing ProLogis to maintain a long-term ownership interest in its developed properties.

          ProLogis’ investments in entities that were accounted for under the equity method are summarized by type of investee as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2004	2003
Property funds	$560,409	$548,243
CDFS business investees	11,881	12,734
Other investees(1)	5,321	116,316

Totals	$577,611	$677,293

(1)	As of January 1, 2004, ProLogis began presenting its investments in TCL Holding and CSI/Frigo LLC on a consolidated basis due to the adoption of FIN 46R. See Note 1.

          ProLogis recognizes income or losses from its investments in its unconsolidated investees consisting of its proportionate shares of the net earnings or losses of these investees recognized under the equity method and interest income on advances made to these investees, if any. Further, ProLogis earns fees for providing services to the property funds. The amounts recognized by ProLogis from its investments in unconsolidated investees are summarized as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2004	2003
Equity in earnings (including interest income):
Property funds	$9,537	$457
CDFS business investees	—	300
Other investees	300	2,370

Totals	$9,837	$3,127

Fees earned:
Property funds	$11,267	$9,739

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

          ProLogis’ investments in the eight property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2004	2003
ProLogis California(1)	$120,069	$117,529
ProLogis North American Properties Fund I(2)	38,125	38,342
ProLogis North American Properties Fund II(3)	5,796	5,853
ProLogis North American Properties Fund III(4)	5,211	5,506
ProLogis North American Properties Fund IV(5)	3,400	3,425
ProLogis North American Properties Fund V(6)	62,030	56,965
ProLogis European Properties Fund(7)	277,769	267,757
ProLogis Japan Properties Fund(8)	48,009	52,866

Totals	$560,409	$548,243

          ProLogis’ investments in the property funds at March 31, 2004 consisted of the following components (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Fund(7)	Fund(8)
Equity interest	$194.7	$54.3	$14.4	$12.1	$8.4	$62.3	$303.3	$23.5
Distributions	(93.9)	(19.8)	(5.3)	(3.6)	(2.9)	(9.3)	(56.0)	(0.2)
ProLogis’ share of the net earnings of the property fund, excluding fees earned by ProLogis	45.6	9.3	2.2	1.3	1.5	6.9	20.7	2.3

Subtotals	146.4	43.8	11.3	9.8	7.0	59.9	268.0	25.6
Adjustments to carrying value(9)	(28.6)	(8.4)	(6.9)	(5.6)	(4.4)	(17.4)	(71.8)	(9.6)
Other, net(10)	2.0	2.5	1.2	0.9	0.7	4.7	75.5	5.4

Subtotals	119.8	37.9	5.6	5.1	3.3	47.2	271.7	21.4
Other receivables	0.3	0.2	0.2	0.1	0.1	14.8	6.1	26.6

Totals	$120.1	$38.1	$5.8	$5.2	$3.4	$62.0	$277.8	$48.0

           ProLogis’ proportionate shares of the net earnings or losses of the property funds recognized under the equity method, interest income on advances to the property funds, if any, and fees earned for services provided to the property funds were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2004	2003
ProLogis California(1)	$4,052	$3,486
ProLogis North American Properties Fund I(2)	1,195	1,289
ProLogis North American Properties Fund II(3)	804	678
ProLogis North American Properties Fund III(4)	667	718
ProLogis North American Properties Fund IV(5)	471	482
ProLogis North American Properties Fund V(6)	2,559	2,356
ProLogis European Properties Fund(7)	9,452	954
ProLogis Japan Properties Fund(8)	1,604	233

Totals	$20,804	$10,196

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

•	Members are ProLogis and New York State Common Retirement Fund;

•	Owned 80 properties aggregating 13.2 million square feet at March 31, 2004;

•	Acquired two properties aggregating 257,000 square feet from third parties and disposed of one 111,000 square foot property during the three months ended March 31, 2004;

•	All but three of the properties owned were contributed by ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles/Orange County market;

•	ProLogis California has the right of first offer with respect to properties that ProLogis develops, excluding properties developed under build to suit lease agreements, in certain counties included in ProLogis’ Los Angeles/Orange County market;

•	ProLogis’ ownership interest has been 50% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.9 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively.

(2)	ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 30, 2000;

•	Members are ProLogis and State Teachers’ Retirement Board of Ohio;

•	Owned 36 properties aggregating 9.4 million square feet at March 31, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 16 markets in the United States;

•	ProLogis’ ownership interest has been 41.3% since January 15, 2001 and was 20% from inception of the property fund to that date; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively.

(3)	ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Partners are ProLogis and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”);

•	Owned 27 properties aggregating 4.5 million square feet at March 31, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 13 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively.

(4)	ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 34 properties aggregating 4.4 million square feet at March 31, 2004;

•	All properties were acquired from ProLogis;

•	Properties are located in 15 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.5 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively.

(5)	ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 17 properties aggregating 3.5 million square feet at March 31, 2004;

•	All properties were acquired from ProLogis;

•	Properties are located in ten markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.3 million for both the three months ended March 31, 2004 and 2003.

(6)	ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests (direct and indirect) of the ProLogis-Macquarie Fund at March 31, 2004 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia, and a company that was formed to act as manager of the ProLogis-Macquarie Fund. ProLogis and a United States subsidiary of Macquarie Bank Limited (“Macquarie Bank”) each have a 50% ownership interest in the manager of the ProLogis-Macquarie Fund;

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 83.1% at March 31, 2004 through its 93.5% weighted ownership interest in two entities that collectively owned 88.9% of the ProLogis-Macquarie Fund. MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 82.4% at March 31, 2003 through its 93.0% weighted ownership interest in two entities that collectively owned 88.6% of the ProLogis-Macquarie Fund;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.0% at March 31, 2004 based on its 11.1% direct ownership interest in the ProLogis-Macquarie Fund and its 50% ownership interest in the management company that had a 6.5% ownership interest in two entities that collectively owned 88.9% of the ProLogis-Macquarie Fund. ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.5% at March 31, 2003 based on its 11.4% direct ownership interest in the ProLogis-Macquarie Fund and its 50% ownership interest in the management company that had a 7.0% ownership interest in two entities that collectively owned 88.6% of the ProLogis-Macquarie Fund;

•	Macquarie Bank’s effective ownership interest in the ProLogis-Macquarie Fund was 2.9% at March 31, 2004 based on its 50% ownership interest in the management company that had a 6.5% ownership interest in two entities that collectively owned 88.9% of the ProLogis-Macquarie Fund. Macquarie Bank’s effective ownership interest at March 31, 2003 was 3.1% based on its 50% ownership interest in the management company that had a 7.0% ownership interest in two entities that collectively owned 88.6% of the ProLogis-Macquarie Fund;

•	ProLogis refers to the combined entities in which it has direct or indirect ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interest in this property fund has ranged from 14% to 16.9% since the property fund began operations in March 2002;

•	Owned 97 properties aggregating 21.9 million square feet at March 31, 2004 (including seven properties aggregating 1.1 million square feet that were contributed by ProLogis during the first quarter of 2004);

•	All properties were acquired from ProLogis;

•	Properties are located in 24 markets in the United States and three markets in Mexico;

•	ProLogis was committed to offer to contribute all of the properties that it developed and stabilized during 2003 in North America (excluding properties that are covered under the agreement with ProLogis California) to ProLogis North American Properties Fund V. This commitment expired on December 31, 2003. While ProLogis is no longer committed to contribute, and ProLogis North American Properties Fund V is no longer obligated to acquire properties from ProLogis, ProLogis did contribute seven properties to ProLogis North American Properties Fund V in the first quarter of 2004. ProLogis expects that it will periodically offer to contribute properties to ProLogis North American Properties Fund V in 2004. ProLogis cannot predict the extent to which ProLogis North American Properties Fund V will continue to acquire properties from ProLogis during 2004; and

•	Property management, leasing and other fees recognized by ProLogis were $1.4 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively. Fees and other income recognized for the three months ended March 31, 2004 consisted of property management and asset management fees while the amounts recognized for the three months ended March 31, 2003 consisted of $0.8 million of property management and asset management fees, $0.3 million of long-term debt placement fees and $0.7 million of other fees.

(7)	ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 21 third party institutional investors own units in the property fund. In August 2003, ProLogis European Properties Fund obtained additional equity commitments from 11 institutional investors (including five new investors) aggregating 636.6 million euro (the currency equivalent of approximately $785.8 million at March 31, 2004) of which 559.8 million euro (the currency equivalent of approximately $691.0 million at March 31, 2004) was unfunded at March 31, 2004. The subscription agreements expire on August 29, 2006;

•	At March 31, 2004, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $167.1 million as of March 31, 2004) through September 15, 2009;

•	Owned 204 properties aggregating 41.9 million square feet at March 31, 2004 (including seven properties aggregating 1.8 million square feet that were contributed by ProLogis in the first quarter of 2004);

•	Properties have been contributed by ProLogis (159 properties, 31.3 million square feet) and acquired from third parties (45 properties, 10.6 million square feet);

•	Properties are located in 25 markets in 11 countries in Europe;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in specified markets in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain criteria, including leasing criteria;

•	ProLogis’ ownership interest was 22.6% and 29.8% at March 31, 2004 and 2003, respectively; and

•	Property management, asset management and other fees recognized by ProLogis were $6.3 million and $5.2 million for the three months ended March 31, 2004 and 2003, respectively.

(8)	PLD/RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”);

•	The total capital commitment by the real estate investment subsidiary of GIC to the property fund is $300.0 million, of which $206.0 million is unfunded at March 31, 2004;

•	Owned six properties aggregating 2.0 million square feet at March 31, 2004 (including one property aggregating 0.4 million square feet that was acquired from a third party in the first quarter of 2004);

•	Four of the six properties owned by the property fund were contributed by ProLogis;

•	All properties are located in Tokyo;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan through June 2006 to ProLogis Japan Properties Fund, subject to the property meeting certain criteria, including leasing criteria;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management and asset management fees recognized by ProLogis were $0.6 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.

(9)	Under GAAP, a portion of the proceeds resulting from ProLogis’ contribution of properties to the property funds are deferred due to ProLogis’ continuing ownership in the property fund that acquires the property. The amount of the proceeds that ProLogis is unable to recognize in computing the gain on the contribution is recorded as a reduction to ProLogis’ balance sheet investment in the property fund that acquires the property. The proceeds that have not been recognized are eventually recognized when ProLogis adjusts its proportionate share of the net earnings or losses of the property fund, recognized under the equity method, to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the contributed properties. The proceeds not recognized are eventually recognized in income by ProLogis if the property fund disposes of a property to a third party that was originally contributed to the property fund by ProLogis. ProLogis also recognizes gains associated with the previously deferred proceeds in amounts proportionate to reductions in its ownership interest in the property fund after the contribution is made. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

(10)	Includes costs associated with ProLogis’ investment in the property fund and ProLogis’ proportionate share of the accumulated other comprehensive income or loss recognized by ProLogis European Properties Fund

(cumulative translation adjustments and hedge accounting adjustments) and ProLogis Japan Properties Fund (cumulative translation adjustments).

          ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at March 31, 2004 and ProLogis has assessed a nominal value to the guarantee undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $402.8 million at March 31, 2004 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.4 billion at March 31, 2004.

          In August 2003, ProLogis entered into an indemnification agreement with ProLogis European Properties Fund whereby ProLogis would indemnify ProLogis European Properties Fund for certain future capital gains tax liabilities that could be incurred by ProLogis European Properties Fund. The indemnification agreement applies to properties that ProLogis contributes to ProLogis European Properties Fund after March 31, 2003. ProLogis’ contributions to ProLogis European Properties Fund are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis European Properties Fund at contribution. ProLogis has agreed to indemnify ProLogis European Properties Fund if ProLogis European Properties Fund: (i) is subject to capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) must grant a discount to the buyer of shares under a share transfer transaction because the embedded capital gain tax liability is being transferred to the buyer of the shares. Further, if an initial public offering of units in ProLogis European Properties Fund is undertaken, ProLogis has indemnified the unit holders of ProLogis European Properties Fund in the event the unit holders receive a discount to the value of their units because the capital gain tax liability is being transferred to the holders of units in the new public entity. The agreement limits the amount that is subject to ProLogis’ indemnification to 100% of the capital gains tax liability that is deferred and transferred by ProLogis to ProLogis European Properties Fund at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $5.7 million associated with the contributions of 21 properties to ProLogis European Properties Fund during the period from April 1, 2003 to March 31, 2004.

          Summarized financial information of the property funds as of and for the three months ended March 31, 2004 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund
Total assets	$589.1	$352.4	$226.5	$202.1	$140.2	$951.9	$3,212.4	$436.6
Third party debt	$285.6	$242.3	$165.0	$150.3	$103.2	$498.7	$1,577.7	$172.3
Amounts due to ProLogis	$0.3	$0.2	$0.2	$0.1	$0.1	$14.8	$6.1	$26.6
Total liabilities	$296.3	$249.0	$169.9	$152.9	$105.0	$534.0	$1,872.1	$291.7
Equity	$292.8	$103.4	$56.6	$49.2	$35.2	$417.9	$1,340.3	$144.9
Revenues	$18.5	$10.9	$6.7	$6.1	$4.2	$26.0	$74.4	$7.7
Net earnings(1)	$5.9	$1.4	$0.6	$0.5	$0.7	$8.1	$13.6	$4.5
ProLogis’ ownership at March 31, 2004	50%	41.3%	20%	20%	20%	14%	22.6%	20%

(1)	ProLogis recognizes its proportionate shares of the net earnings or losses of the property funds, fees that it earns from services it provides to the property funds and interest income on advances that it has made to the property funds, if any, in its Consolidated Condensed Statements of Earnings and Comprehensive Income under the equity method. The net earnings of the property funds include interest expense on amounts due to ProLogis, if any. The net earnings of ProLogis European Properties Fund include a net foreign currency exchange loss of $1.5 million.

     CDFS Business Investees

          ProLogis has active investments in three joint ventures (the “CDFS Joint Ventures”) that perform some of ProLogis’ CDFS business activities in the United Kingdom. ProLogis discontinued its participation and significantly reduced its investment in a fourth CDFS Joint Venture in November 2003. ProLogis’ ownership interest in each of the CDFS Joint Ventures is 50%. ProLogis’ combined investment in the CDFS Joint Ventures was $11.9 million and $12.7 million at March 31, 2004 and December 31, 2003, respectively. The CDFS Joint Ventures are presented under the equity method.

          Collectively, the CDFS Joint Ventures owned 57 acres of land at both March 31, 2004 and December 31, 2003, respectively, with the capacity for the future development of 0.3 million square feet of distribution properties. Also, at March 31, 2004 and December 31, 2003, the CDFS Joint Ventures collectively controlled (through contracts, options or letters of intent) 368 acres of land and 398 acres of land, respectively, with the capacity for the future development of 7.1 million and 7.6 million square feet of distribution properties, respectively. The CDFS Joint Ventures own no operating properties.

          The CDFS Joint Ventures in which ProLogis currently actively participates engage primarily in development activities (currently the holding of land positions for future development). The CDFS Joint Venture in which ProLogis ceased its participation and significantly reduced its investment during 2003 owned 11 operating properties at March 31, 2003. Based on its investment in this entity, ProLogis recognized $0.3 million of income under the equity method during the three months ended March 31, 2003.

     Other Investees

          ProLogis has also invested in temperature-controlled distribution companies and in other companies that do not own or operate real estate but that provide ProLogis’ customers with access to logistics expertise and technology. Generally these investments were structured to allow ProLogis to continue to meet the REIT requirements of the Code. ProLogis’ investment in these companies were as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2004	2003
Temperature-controlled distribution investees:
CSI/Frigo LLC(1)(2)	$—	$(8,031)
TCL Holding(2)	—	121,861
Weiner Kuhlhaus(3)	3,092	—

Subtotals	3,092	113,830

Other investees:
Insight(4)	2,220	2,477
ProLogis Equipment Services(5)	9	9

Subtotals	2,229	2,486

Totals	$5,321	$116,316

(1)	CSI/Frigo LLC is a limited liability company that owns 100% of the voting common stock of TCL Holding, representing 5% of its net earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis’ Chairman and Chief Executive Officer, owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/Frigo LLC. Through a participating note agreement between ProLogis and CSI/Frigo LLC, ProLogis can recognize 95% of the net earnings or losses of CSI/Frigo LLC.

(2)	TCL Holding, through a wholly owned subsidiary, owns and operates a temperature-controlled distribution network in Europe, primarily in France. ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest its net earnings or losses. ProLogis’ ownership interests in TCL Holding and CSI/Frigo LLC, a holding company that has an ownership interest in TCL Holding, did not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities were not consolidated in ProLogis’ financial statements in 2003. However, upon adopting FIN 46R, ProLogis was required to consolidate these investments as of January 1, 2004. See Note 1.

(3)	TCL Holding has an investment in a temperature-controlled distribution company operating in Austria. While ProLogis’ investment in TCL Holding was presented under the equity method, this investment was not separately reported in ProLogis’ Consolidated Condensed Balance Sheets. See Note 1.

(4)	Represents ProLogis’ investment, through a wholly owned subsidiary, in the common stock of Insight, Inc. (“Insight”), a privately owned logistics optimization consulting company, as adjusted for ProLogis’ proportionate share of Insight’s net earnings or losses. ProLogis had a 33.3% ownership interest in Insight at both March 31, 2004 and December 31, 2003.

(5)	Represents ProLogis’ investment, through a wholly owned subsidiary, in the membership interests of ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis’ proportionate share of ProLogis Equipment Services’ net earnings or losses. ProLogis had a 50% ownership interest in ProLogis Equipment Services at both March 31, 2004 and December 31, 2003. In September 2002, ProLogis Equipment Services sold substantially all of its assets.

          ProLogis recognized its proportionate shares of the net earnings or losses of its other unconsolidated investees including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2004	2003
CSI/Frigo LLC(1)	$—	$(59)
TCL Holding(2)	—	2,377
Weiner Kuhlhaus(3)	558	—
Insight	(258)	(5)
ProLogis Equipment Services	—	57

Totals	$300	$2,370

(1)	CSI/Frigo LLC recognized its 5% share of the net earnings or losses of TCL Holding under the equity method based on its ownership of 100% of TCL Holdings’ voting common stock. ProLogis’ non-voting membership interest in CSI/Frigo entitles it to recognize 89% of the net earnings or losses of CSI/Frigo LLC. However, ProLogis and CSI/Frigo LLC have entered into a note agreement that allows ProLogis to participate in up to 95% of CSI/Frigo LLC’s net earnings or losses.

(2)	ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest in the net earnings or losses of TCL Holding. On a combined basis through its direct and indirect ownership interests, ProLogis recognized 99.75% of the net earnings of TCL Holding under the equity method during the three months ended March 31, 2003.

(3)	ProLogis, through TCL Holding, has a 50% ownership interest in an operating company and recognizes its proportionate share of the net earnings or losses of this entity under the equity method. While ProLogis’ investment in TCL Holding was presented under the equity method, this income was not separately reported in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income.

4. Discontinued Operations:

          Discontinued operations are defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. The results of operations of the component of the entity that has been classified as discontinued operations are reported as discontinued operations in the entity’s statement of earnings.

          Properties that ProLogis disposed of to third parties are considered to be discontinued operations unless such properties were developed by ProLogis under a pre-sale agreement. However, properties that ProLogis contributes to property funds in which ProLogis maintains an ownership interest and acts as manager are not considered to be discontinued operations due to ProLogis’ continuing involvement with the properties. Discontinued operations recognized directly by ProLogis’ unconsolidated investees, if any, are not required to be reflected separately from ProLogis’ investment balance or separately from the net earnings or losses of those entities of which ProLogis recognizes its proportionate share under the equity method.

          During the period prior to the contribution or sale but after the completion of CDFS business activities (development, rehabilitation or repositioning), ProLogis includes CDFS business assets in its operating portfolio and as a part of the property operations segment. See Note 10. These assets do not meet the criteria to be classified as held for sale or as discontinued operations.

          As of and for the three months ended March 31, 2004, ProLogis reported discontinued operations as follows:

•	Assets held for sale: Represents the operations in France of ProLogis’ temperature-controlled distribution investee, TCL Holding. See Notes 1 and 3.

•	Assets sold in 2004: During the three months ended March 31, 2004, ProLogis disposed of seven properties to third parties that had not been developed under pre-sale agreements. ProLogis has reported the operations of these properties and the net gains or losses resulting from their dispositions as discontinued operations for the three months ended March 31, 2004. Accordingly, the operations of these properties for the three months ended March 31, 2003 have been reclassified and are presented as discontinued operations in ProLogis’ Consolidated Condensed Statement of Earnings and Comprehensive Income for that period.

     Assets Held For Sale

          The net assets of TCL Holding’s operations in France that are classified as held for sale consisted of the following at March 31, 2004 (in thousands of U.S. dollars):

Assets:
Property, plant and equipment	$227,338
Accumulated depreciation and amortization	(149,843)

Net property, plant and equipment	77,495
Cash	26,847
Accounts receivable	24,529
Other assets	30,734

Total assets	159,605

Liabilities:
Third party debt	142
Accounts payable	17,314
Deferred income tax liability	13,317
Other liabilities	24,757

Total liabilities	55,530

Net assets	$104,075

          TCL Holding’s operations in France that are classified as held for sale generated net income of $3.4 million for the three months ended March 31, 2004. ProLogis began consolidating its investments in TCL Holding as of January 1, 2004 (see Notes 1 and 3). These operations were classified as held for sale in 2003. However, because ProLogis’ investments in TCL Holding were presented under the equity method during 2003, ProLogis was not required to reflect the portion of its investments in TCL Holding related to the French operations or the portion of its earnings recognized under the equity method attributable to the French operations separately as discontinued operations in 2003.

     Assets Sold in 2004

          ProLogis recognized a net gain of $4.9 million from the dispositions of the seven properties that meet the criteria to be presented as discontinued operations in 2004. Three of the seven properties were CDFS business assets. These properties generated an aggregate net gain of $5.4 million from aggregate net disposition proceeds of $68.2 million. The remaining four properties disposed of in the first quarter of 2004 were held in ProLogis’ property operations segment. The dispositions of these properties generated an aggregate net loss of $0.5 million. See Note 10.

          The operating amounts attributable to the seven properties that are presented as discontinued operations (other than the net gain or loss recognized upon disposition) are as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2004	2003
Rental income	$139	$110
Rental expenses	(98)	(33)
Depreciation and amortization expense	(120)	(33)

Totals	$(79)	$44

5. Borrowings:

     Euro Denominated Debt Offering

          In April 2004, ProLogis issued 350.0 million euro of notes that are registered on the Luxembourg Stock Exchange (the “Euro Notes”). The Euro Notes will mature in April 2011 and bear interest at a fixed coupon rate of 4.375% per annum (an effective interest rate of 4.414% per annum) to be paid on an annual basis beginning in April 2005. The net proceeds from the issuance of the Euro Notes were 347.8 million euro. A portion of the proceeds were used to repay 76.8 million euro of borrowings under one of ProLogis’ revolving lines of credit. The remaining cash (approximately $329.8 million) was repatriated to the United States.

6. Shareholders’ Equity:

     Common Shares

          ProLogis had 181,222,238 and 180,182,615 Common Shares outstanding at March 31, 2004 and December 31, 2003, respectively.

          ProLogis issues Common Shares under various Common Share Plans:

•	1999 Dividend Reinvestment and Share Purchase Plan, amended in November 2002 (the “1999 Common Share Plan”): Allows holders of Common Shares to automatically reinvest Common Share distributions and certain holders and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares that are acquired under the 1999 Common Share Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such Common Shares, as determined by ProLogis. ProLogis generated net proceeds of $6.0 million from the issuance of 166,000 Common Shares during the three months ended March 31, 2004 under the 1999 Common Share Plan.

•	Long-term incentive plan (the “Incentive Plan”) and Share Option Plan for Outside Trustees (the “Outside Trustees Plan”): Certain employees and outside members of the Board of Trustees (the “Board”) participate in these plans which provide compensation, generally in the form of Common Shares. Under the Incentive Plan and the Outside Trustees Plan, ProLogis generated net proceeds from the exercise of share options and other awards of $12.7 million from the issuance of 856,000 Common Shares during the three months ended March 31, 2004. Also in 2004, certain employees who earned awards under the Incentive Plan received cash payments in lieu of Common Shares of $0.3 million.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares, subject to certain restrictions. During the three months ended March 31, 2004, 12,000 Common Shares were purchased, generating net proceeds to ProLogis of $0.3 million.

          In 2004, ProLogis issued 5,000 Common Shares upon exchange of limited partnership units in one of ProLogis’ majority-owned and controlled real estate partnerships.

     Preferred Shares

          At March 31, 2004, ProLogis had three series of preferred shares of beneficial interest (“Preferred Shares”) outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of Preferred Shares outstanding have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on Preferred Shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of Preferred Shares can be redeemed at ProLogis’ option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of Preferred Shares. With respect to the payment of dividends, each series of Preferred Shares ranks on parity with ProLogis’ other series of Preferred Shares.

          ProLogis’ Preferred Shares outstanding at March 31, 2004 are summarized as follows (amounts in U.S. dollars as applicable):

				Dividend
		Stated		Equivalent Based	Optional
	Number of Shares	Liquidation	Dividend	on Liquidation	Redemption
	Outstanding	Preference	Rate	Preference	Date
Series C Preferred Shares	2,000,000	$50.00	8.54%	$4.27 per share	11/13/26
Series F Preferred Shares	5,000,000	$25.00	6.75%	$1.69 per share	11/28/08
Series G Preferred Shares	5,000,000	$25.00	6.75%	$1.69 per share	12/30/08

          ProLogis’ remaining outstanding Series D Preferred Shares (5,000,000 shares) were redeemed on January 12, 2004 at the price of $25.00 per share, plus $0.066 in accrued and unpaid dividends. The total redemption value (including accrued dividends) was $125.3 million. ProLogis recognized a charge of $4.2 million representing the excess of the redemption value over the carrying value of the Series D Preferred Shares redeemed.

7. Distributions and Dividends:

     Common Share Distributions

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

     Preferred Share Dividends

          The annual dividends on ProLogis’ Preferred Shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). On March 31, 2004, ProLogis paid a quarterly dividend of $1.0675 per share (Series C) and $0.421875 per share (Series F and Series G).

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

8. Earnings Per Common Share:

          Reconciliations of the denominator used to calculate basic net earnings attributable to Common Shares per share to the denominator used to calculate diluted net earnings attributable to Common Shares per share for the periods indicated are as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net earnings attributable to Common Shares	$43,497	$38,705

Weighted average Common Shares outstanding — Basic	180,732	178,600
Incremental weighted average effect of potentially dilutive instruments(1)	4,523	2,403

Adjusted weighted average Common Shares outstanding — Diluted(2)	185,255	181,003

Net earnings attributable to Common Shares per share — Basic	$0.24	$0.22

Net earnings attributable to Common Shares per share — Diluted	$0.23	$0.21

(1)	Total weighted average potentially dilutive instruments outstanding were 11,734,000 and 10,962,000 for the three months ended March 31, 2004 and 2003, respectively. Of the total potentially dilutive instruments, 4,000 and 411,000 were antidilutive for the three months ended March 31, 2004 and 2003, respectively.

(2)	Weighted average limited partnership units of 4,683,000 and 4,791,000 for the three months ended March 31, 2004 and 2003, respectively, were not included in the calculation of diluted net earnings attributable to Common Shares per share as the effect, on an as-converted basis, was antidilutive.

9. Long-Term Compensation:

          ProLogis recognizes the costs of its share-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, that allow ProLogis to continue to account for these plans using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under APB No. 25, if the exercise price of the share options granted equals or exceeds the market price of the underlying share on the date of grant, no compensation expense is recognized. SFAS No. 123 requires that the fair value of the share options granted be recognized as compensation expense, regardless of the relationship of the exercise price to the market price. ProLogis grants share options to employees and members of its Board that have an exercise price that is equal to the average of the high and low market prices on the day the options are granted. Therefore, no compensation expense is recognized. ProLogis recognizes compensation expense if the terms of the share options or other instruments awarded are changed in such a manner that the variable accounting rules as provided in APB No. 25 become applicable.

          Had compensation expense been recognized by ProLogis for the three months ended March 31, 2004 and 2003 using an option valuation model as provided in SFAS No. 123, ProLogis’ net earnings attributable to Common Shares and net earnings attributable to Common Shares per share for these periods would have changed as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net earnings attributable to Common Shares:
As reported	$43,497	$38,705
Pro forma	42,378	37,980
Net earnings attributable to Common Shares per share:
As reported — Basic	$0.24	$0.22
As reported — Diluted	0.23	0.21
Pro forma — Basic	0.23	0.21
Pro forma — Diluted	0.23	0.21

          Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation expense presented above may not be representative of compensation expense to be expected in future years.

          The pro forma amounts above were calculated using the Black-Scholes model to value the option grants and the following assumptions:

	Three Months Ended
	March 31,
	2004	2003
Risk-free interest rate	3.22%	3.38%
Forecasted dividend yield	4.18%	5.68%
Volatility	19.77%	20.05%
Weighted average option life	6.25 years	6.25 years

10. Business Segments:

          ProLogis has two reportable business segments:

•	Property operations — Representing the long-term ownership, management and leasing of industrial distribution properties in the United States, Mexico, Europe and Japan (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager). Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

•	CDFS business — representing the development, acquisition and rehabilitation and/or acquisition and repositioning of industrial distribution properties in the United States, Mexico, Europe and Japan with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager or to sell the developed properties to third parties. Additionally, ProLogis earns fees for development activities on behalf of customers or third parties and realizes profits from the sales of land parcels when their development plans no longer include the development parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location.

          The assets of the CDFS business segment generally include properties under development and land held for development. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is part of the net operating income of the CDFS business segment. Certain sales to third parties are presented as discontinued operations. See Note 4.

          For both of ProLogis’ reportable business segments, reconciliations are presented below for: (i) income from external customers to ProLogis’ total revenues; (ii) net operating income from external customers to ProLogis’ net earnings before minority interest; and (iii) assets to ProLogis’ total assets. ProLogis’ chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The components of ProLogis’ earnings before minority interest that are also components of net operating income are allocated to each reportable operating segment. All other items are reflected as reconciling items. The following reconciliations are presented in thousands of U.S. dollars:

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Property operations(1):
United States(2)(3)	$134,805	$138,209
Mexico(2)	3,941	6,709
Europe	8,558	6,752
Japan	2,124	81

Total property operations segment	149,428	151,751

CDFS business:

	Three Months Ended
	March 31,
	2004	2003
United States	226	269
Europe	1,289	41
Japan	7	—

Total CDFS business segment	1,522	310

Total revenues	$150,950	$152,061

Net operating income:
Property operations(4):
United States(2)(3)(5)	$105,263	$106,932
Mexico(2)	3,552	6,402
Europe(5)(6)	10,489	2,084
Japan	3,017	233

Total property operations segment	122,321	115,651

CDFS business(7):
United States(8)(9)	5,947	25,000
Mexico(10)	1,692	—
Europe(8)(11)	15,341	5,574
Japan(12)	4,704	—

Total CDFS business segment	27,684	30,574

Reconciling items:
Income from other unconsolidated investees(13)	300	2,370
General and administrative	(19,566)	(15,876)
Depreciation and amortization	(42,758)	(41,485)
Interest expense	(39,623)	(37,254)
Interest and other income	738	369

Total reconciling items	(100,909)	(91,876)

Earnings before minority interest	$49,096	$54,349

	March 31,	December 31,
	2004	2003
Assets:
Property operations(14):
United States(2)(15)	$3,799,287	$3,714,022
Mexico(2)	106,086	115,922
Europe(15)	774,211	802,639
Japan(15)	178,877	52,914

Total property operations segment	4,858,461	4,685,497

CDFS business:
United States	222,939	224,086
Mexico	31,632	28,373
Europe(15)	713,595	659,874
Japan	223,572	243,064

Total CDFS business segment	1,191,738	1,155,397

Reconciling items:
Investments in and advances to unconsolidated investees(13)	5,321	116,316
Cash	172,850	331,503
Accounts and notes receivable	2,196	1,682
Other assets	100,252	77,071
Discontinued operations — assets held for sale	159,605	—

Total reconciling items	440,224	526,572

Total assets	$6,490,423	$6,367,466

(1)	Amounts include the revenues generated by ProLogis’ operations that are reported on a consolidated basis, including the fees earned by ProLogis for providing services to its unconsolidated property funds. See Note 3.

(2)	Although certain properties owned by ProLogis North American Properties Fund V in 2004 and 2003 are located in Mexico (16 properties at March 31, 2004 and 13 properties at March 31, 2003), ProLogis classifies its entire investment in ProLogis North American Properties Fund V, the associated income recognized under the equity method from its investment in this property fund and the fees earned from this property fund as part of the United States revenues, net operating income and assets of the property operations segment.

(3)	Excludes rental income of $139,000 and $110,000 for the three months in 2004 and 2003, respectively, associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. See Note 4.

(4)	Amounts include the operations of ProLogis that are reported on a consolidated basis, including the fees earned by ProLogis for providing services to its unconsolidated property funds and ProLogis’ proportionate shares of the net earnings or losses of its unconsolidated property funds recognized under the equity method. See Note 3.

(5)	Excludes rental expenses of $98,000 ($33,000 for the United States and $65,000 for Europe) and $33,000 (all in the United States) for the three months in 2004 and 2003, respectively, associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. See Note 4.

(6)	Amounts recognized under the equity method include net foreign currency exchange losses of $0.3 million and $9.4 million for the three months in 2004 and 2003, respectively. See Note 3.

(7)	Net proceeds on dispositions of CDFS business assets were as follows for the three months in 2004 and 2003:

•	United States: $41.2 million and $202.2 million, respectively;

•	Mexico: $6.7 million (for 2004 only);

•	Europe: $103.3 million and $46.0 million, respectively; and

•	Japan: $4.7 million (for 2004 only).

(8)	Excludes net gains from dispositions of $5.4 million ($2.3 million for the United States and $3.1 million for Europe) for the three months in 2004 associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. See Note 4.

(9)	Includes $3.9 million and $24.0 million of net gains (including previously deferred amounts) recognized by ProLogis related to the contributions of properties to ProLogis North American Properties Fund V during the three months in 2004 and 2003, respectively. See Note 3.

(10)	Includes $1.7 million of net gains (including previously deferred amounts) recognized by ProLogis related to the contributions of properties to ProLogis North American Properties Fund V during the three months in 2004. See Note 3.

(11)	Includes $13.8 million and $4.8 million of net gains (including previously deferred amounts) recognized by ProLogis related to the contributions of properties to ProLogis European Properties Fund during the three months in 2004 and 2003, respectively. Also includes ProLogis’ proportionate shares of the net earnings of the CDFS Joint Ventures recognized under the equity method for the three months in 2003. See Note 3.

(12)	For the three months in 2004, includes a net gain of $4.7 million recognized by ProLogis as a result of earning contingent proceeds associated with a 2003 contribution of a property to ProLogis Japan Properties Fund. See Note 3.

(13)	These unconsolidated investees do not operate in one of ProLogis’ two reportable business segments. See Note 3.

(14)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold as follows:

•	United States: $489.3 million and $388.2 million at March 31, 2004 and December 31 2003, respectively;

•	Mexico: $56.6 million and $59.8 million at March 31, 2004 and December 31, 2003, respectively;

•	Europe: $441.8 million and $480.3 million at March 31, 2004 and December 31, 2003, respectively; and

•	Japan: $130.9 million at March 31, 2004.

(15)	Amounts include investments presented under the equity method. See Note 3.

11. Supplemental Cash Flow Information:

          The amount of interest paid in cash for the three months ended March 31, 2004 and 2003 was $45.8 million and $40.4 million, respectively.

          Non-cash investing and financing activities for the three months ended March 31, 2004 and 2003 are as follows:

•	ProLogis received $16.8 million and $12.1 million of equity interests in property funds from the contributions of properties to these property funds during the three months in 2004 and 2003, respectively.

•	Net foreign currency translation adjustments of $42.8 million and $3.3 million were recognized for the three months in 2004 and 2003, respectively.

•	During the three months in 2004 and 2003, ProLogis capitalized portions of the total cost of its share-based compensation awards of $1.2 million and $1.0 million, respectively, to the investment basis of its real estate assets.

•	As partial consideration for certain property contributions, ProLogis received $3.2 million and $69.7 million in the form of notes receivable from ProLogis North American Properties Fund V during the three months in 2004 and 2003, respectively.

•	ProLogis assumed $14.5 million of secured debt in connection with the acquisition of properties in 2004.

•	Limited partnership units aggregating $33,000 were converted into Common Shares in 2004.

12. Derivative Financial Instruments:

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

          Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties, primarily global commercial banks. ProLogis does not anticipate non-performance by any of the counterparties to its derivative instruments. However, should a counterparty fail to perform, ProLogis would incur a financial loss to the extent of the positive fair market value of the derivative contracts, if any.

          The following table summarizes the activity in ProLogis’ derivative instruments for the three months ended March 31, 2004 (in millions of U.S. dollars):

	Foreign Currency	Foreign Currency	Interest
	Put Options(1)	Forward Swap(2)	Rate Swaps(3)
Notional amounts at December 31, 2003	$57.9	$47.4	$94.7
New contracts	19.6	71.8	90.9
Matured or expired contracts	(21.1)	—	(185.6)

Notional amounts at March 31, 2004	$56.4	$119.2	$—

(1)	The foreign currency put option contracts are paid in full at execution and are related to ProLogis’ operations in Europe and Japan. The put option contracts provide ProLogis with the option to exchange euro, pound sterling or yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts outstanding at March 31, 2004 represent the U.S. dollar equivalent of 27.9 million euro, 9.9 million pound sterling and 435.2 million yen. The outstanding contracts do not qualify for hedge accounting treatment and were marked-to-market through results of operations at March 31, 2004 and December 31, 2003.

(2)	The foreign currency forward swap contracts are designated as net investment hedges of certain of ProLogis’ investments in Europe. The contracts allow ProLogis to sell euro at a fixed exchange rate to the U.S. dollar and are settled at maturity. The contracts were entered into in anticipation of the issuance of the Euro Notes (see Note 5). ProLogis entered into two new contracts during the first quarter of 2004 bringing the aggregate notional amount of all of the contracts to 97.5 million euro at March 31, 2004. The contracts were settled in April 2004 when the Euro Notes were issued (see Note 5). These contracts qualified for hedge accounting treatment. ProLogis recognized a mark-to-market adjustment representing a decrease in the value of the contracts of $0.4 million for the three months in 2004 with the total decrease in value since origination of the contracts of $0.4 million in other comprehensive income in shareholders’ equity at March 31, 2004.

(3)	The interest rate swap contracts were related to an anticipated transaction (the issuance of the Euro Notes — see Note 5) and were designated as cash flow hedges. The contracts allowed ProLogis to fix a portion of the interest rate associated with the seven-year Euro Notes that were issued in April 2004. These derivative contracts qualified for hedge accounting treatment. ProLogis recognized a mark-to-market adjustment representing a decrease in the value of the contracts of $5.7 million for the three months in 2004 resulting in a total decrease in value since origination of the contracts of $5.6 million in other comprehensive income in shareholders’ equity at March 31, 2004. No ineffectiveness was recognized on these agreements. Amounts reported in other comprehensive income related to these derivative contracts will be reclassified to interest expense as interest payments are made on the Euro Notes. ProLogis entered into two new contracts in January 2004. The combined notional amount of interest rate swap contracts represents the U.S. dollar equivalent of 75.0 million euro. All of the contracts matured on March 25, 2004.

13. Commitments and Contingencies:

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Trustees and Shareholders
   ProLogis:

          We have reviewed the accompanying consolidated condensed balance sheet of ProLogis and subsidiaries as of March 31, 2004, and the related consolidated condensed statements of earnings and comprehensive income and cash flows for the three month periods ended March 31, 2004 and 2003. These consolidated condensed financial statements are the responsibility of the Company’s management.

          We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

          We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to our audit of the adjustments that were applied to revise the 2001 consolidated financial statements, as more fully described in Note 2 to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements other than with respect to such adjustments. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

San Diego, California
April 27, 2004, except as to paragraphs
7, 8, 9 and 10 of note 1, which are as
of May 3, 2004

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with ProLogis’ Consolidated Condensed Financial Statements and the related notes included in Item 1 of this report and ProLogis’ 2003 Annual Report on Form 10-K.

          Some statements contained in this discussion are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management’s beliefs and assumptions made by management, they involve uncertainties that could significantly impact ProLogis’ financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. The discussions concerning ProLogis’ expectations with respect to economic conditions in the geographic areas where it has operations and its ability to raise private capital and generate income in the CDFS business segment (including the discussions with respect to ProLogis’ expectations as to the availability of capital in its existing property funds such that these property funds will be able to acquire ProLogis’ stabilized developed properties that are expected to be available for contribution in the future) contain forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors that may affect outcomes and results include: (i) changes in general economic conditions in ProLogis’ markets that could adversely affect demand for ProLogis’ properties and the creditworthiness of ProLogis’ customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis’ cost of capital, its ability to meet its financial needs and obligations and its results of operations; (iii) increased or unanticipated competition for distribution properties in ProLogis’ markets; (iv) the availability of private capital to ProLogis; (v) geopolitical concerns and uncertainties; and (vi) those additional factors discussed in ProLogis’ 2003 Annual Report on Form 10-K.

Overview

          A summary of the discussions that follow in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented below.

          Results of Operations:

•	ProLogis achieved net earnings attributable to Common Shares of $43.5 million for the three months in 2004 and $38.7 million for the three months in 2003.

•	Net operating income of ProLogis’ property operations segment increased by $6.7 million for the three months in 2004 over the same period in 2003; stabilized leased percentage at March 31, 2004 was approximately 0.30% lower than at March 31, 2003; rental rates on new leases of previously leased space decreased by 5.5% for the three months in 2004; and same store net operating income, as defined, for the three months in 2004 increased by 0.70% over the three months in 2003.

•	Income from ProLogis’ property funds increased by $10.6 million for the three months in 2004 over the same period in 2003, including an increase in fees earned from property funds of $1.5 million. No new property funds were formed in the first quarter of 2004.

•	Net operating income of ProLogis’ CDFS business segment was $2.9 million lower for the three months in 2004 than for the same period in 2003 (when considering the net gains that are presented as discontinued operations in 2004, this segment’s net operating income increased by $2.5 million in 2004 over 2003).

          Liquidity and Capital Resources:

•	ProLogis generated net cash flow from operating activities for the three months in 2004 of $96.2 million.

•	ProLogis used net cash in its investing activities of $197.2 million for the three months in 2004 (used $433.1 million for real estate investments and generated $217.5 million from contributions and sales of properties and land parcels).

•	ProLogis redeemed its outstanding Series D Preferred Shares using net cash of $125.0 million.

•	ProLogis distributed $0.365 per Common Share in February 2004 for aggregate distributions paid of $66.0 million.

Results of Operations

          ProLogis’ net earnings attributable to Common Shares were $43.5 million for the three months in 2004 and $38.7 million for the three months in 2003. Basic and diluted net earnings attributable to Common Shares were $0.24 and $0.23 per share, respectively, for the three months in 2004 and $0.22 and $0.21 per share, respectively, for the three months in 2003.

     Property Operations

          In addition to its directly owned operating properties, ProLogis includes its investments in the property funds that are presented under the equity method in its property operations segment. See Notes 3 and 10 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. ProLogis owned operating properties directly or had ownership interests in operating properties through its investments in the property funds as follows as of the dates indicated (square feet in thousands):

	March 31,		December 31,		March 31,
	2004		2003		2003
		Square		Square		Square
	Number	Feet	Number	Feet	Number	Feet
Direct ownership	1,252	134,072	1,252	133,141	1,239	130,178
Property funds(1)	501	100,609	485	97,219	459	90,156

Totals	1,753	234,681	1,737	230,360	1,698	220,334

(1)	ProLogis’ ownership interests in the property funds ranged from 14% to 50% at both March 31, 2004 and December 31, 2003 and from 14.5% to 50% at March 31, 2003.

          The net operating income of ProLogis’ property operations segment consists of: (i) rental income and rental expenses from the operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; (iii) fees and other income earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services; and (iv) interest earned on advances to the property funds, if any. The net operating income generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period that these properties are included in the property operations segment, generally from the date of completion or acquisition through the date the properties are contributed or sold. See Note 10 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

          The amounts recognized under the equity method represent ProLogis’ proportionate share of the net earnings or loss of each property fund based on its ownership interest in the property fund. The net earnings or losses of the property funds include the following income and expense items, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) foreign currency exchange gains and losses, with respect to ProLogis European Properties Fund. See Notes 3 and 10 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. ProLogis’ net operating income from the property operations segment was as follows for the periods indicated (in thousands of U.S. dollars).

	Three Months Ended
	March 31,
	2004	2003
Properties directly owned by ProLogis:
Rental income(1)(2)	$138,161	$142,012
Rental expenses(1)(3)	36,644	36,557

Net operating income	101,517	105,455

Property funds(4):
Income from ProLogis California(5)	4,052	3,486
Income from ProLogis North American Properties Fund I(5)	1,195	1,289
Income from ProLogis North American Properties Fund II(5)	804	678
Income from ProLogis North American Properties Fund III(5)	667	718
Income from ProLogis North American Properties Fund IV(5)	471	482
Income from ProLogis North American Properties Fund V(6)	2,559	2,356
Income from ProLogis European Properties Fund(7)	9,452	954
Income from ProLogis Japan Properties Fund(8)	1,604	233

Subtotal property funds	20,804	10,196

Total property operations segment	$122,321	$115,651

(1)	Amounts do not include rental income and expenses associated with seven properties that are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income in Item 1. These amounts are:

•	Rental income of $139,000 for 2004 and $110,000 for 2003 and

•	Rental expenses of $98,000 for 2004 and $33,000 for 2003.

(2)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental income for each period. Rental income for the three months in 2004 includes $0.6 million of termination and renegotiation fees as compared to similar fees recognized for the same period in 2003 of $3.9 million. In certain leasing situations, ProLogis finds it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when ProLogis believes that it can re-lease the space at rates that, when combined with the termination fee, provide a total return to ProLogis in excess of what was being earned under the original lease terms. ProLogis cannot predict the levels of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing, in a timely manner, the vacant space associated with the lease terminations.

Rental expense recoveries from customers, a component of rental income, were $27.0 million for the three months in 2004 and $26.5 million for the three months in 2003. Total rental expense recoveries were 73.7% and 72.4% of total rental expenses for the three-month periods in 2004 and 2003, respectively.

Rental income, excluding termination and renegotiation fees and rental expense recoveries, was $110.6 million for the three months in 2004 and $111.6 million for the same period in 2003.

(3)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental expenses for each period. Rental expenses are presented before any recoveries from customers, which are a component of rental income. Rental expenses as a percentage of rental income, before rental expense recoveries and termination and renegotiation fees, were 33.1% for the three months in 2004 as compared to 32.8% for the three months in 2003.

(4)	The income from property funds includes fees earned by ProLogis for providing services to the property funds of $11.3 million for the three months in 2004 and $9.7 million for the three months in 2003.

(5)	ProLogis’ ownership interest in each property fund was the same for both periods presented and each of the property funds was in operation with substantially the same portfolio of properties for both periods presented. ProLogis’ ownership interests are: ProLogis California (50%); ProLogis North American Properties Fund I (41.3%); ProLogis North American Properties Fund II (20%); ProLogis North American Properties Fund III (20%); and ProLogis North American Properties Fund IV (20%). The net earnings of each of these property funds did not change significantly in 2004 from the same period in 2003. With respect to each property fund, fluctuations in the amount that ProLogis recognizes under the equity method are generally due to occupancy levels and the amount of termination and renegotiation fees earned by the property fund. Additionally, ProLogis’ fees earned from services provided to the property funds, in addition to property management services, can fluctuate from period to period.

(6)	ProLogis North American Properties Fund V has continued to acquire properties from ProLogis since it began operations in March 2002. At March 31, 2003, this property fund owned 70 properties aggregating 17.2 million square feet and, at March 31, 2004, it owned 97 properties aggregating 21.9 million square feet. ProLogis’ ownership interest in ProLogis, North American Properties Fund V was 14.0% at March 31, 2004 and 14.5% at March 31, 2003. In 2003, ProLogis earned $1.0 million of fees from ProLogis North American Properties Fund V for services other than property and asset management.

(7)	ProLogis European Properties Fund has continued to acquire properties from ProLogis since it began operations in September 1999. At March 31, 2003, this property fund owned 195 properties aggregating 38.0 million square feet and, at March 31, 2004, it owned 204 properties aggregating 41.9 million square feet. ProLogis’ ownership interest in ProLogis European Properties Fund was 22.6% at March 31, 2004 and 29.8% at March 31, 2003.

Amounts presented for ProLogis European Properties Fund include ProLogis’ proportionate share of net foreign currency exchange gains and losses recognized by the property fund (net losses of $0.3 million and $9.4 million for the three months in 2004 and 2003, respectively). Excluding these net foreign currency exchange losses, ProLogis’ proportionate share of the net earnings of ProLogis European Properties Fund would be $9.8 million and $10.4 million for the three months in 2004 and 2003, respectively. The decrease in the income recognized by ProLogis from its ownership in this property fund, excluding net foreign currency exchange losses, is primarily the result of ProLogis’ lower ownership interest in 2004 from the 2003 level which offsets the positive impact of the higher average foreign currency exchange rate at which ProLogis translated the 2004 net earnings of the ProLogis European Properties Fund to U.S. dollars.

(8)	ProLogis Japan Properties Fund has acquired a total of six properties aggregating 2.0 million square feet since it began operations in September 2002 (four of these properties were contributed to the property fund by ProLogis). At March 31, 2003, this property fund owned only one property aggregating 0.2 million square feet. ProLogis’ ownership interest in ProLogis Japan Properties Fund was 20.0% at both March 31, 2004 and 2003.

          The stabilized operating properties owned by ProLogis and the property funds were 90.46% leased at March 31, 2004, 90.21% leased at December 31, 2003 and 90.77% leased at March 31, 2003. ProLogis defines its stabilized properties as those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time, generally 12 months. A property enters the stabilized pool at the earlier of 12 months or when it becomes substantially leased, which is defined by ProLogis generally as 93%.

          ProLogis’ stabilized occupancy has been at consistent levels since early 2003 when weakening economic conditions in the United States and certain Western European countries resulted in a slowing of customer leasing decisions and a slowing in the absorption of new distribution properties in many of ProLogis’ markets. Additionally, ProLogis believes that geopolitical concerns and uncertainties, primarily in Europe, in the early part of 2003 also contributed to the slower leasing activity. With respect to Japan, ProLogis has not observed similar trends.

          ProLogis does not expect economic conditions to change significantly in 2004 even though there were some positive trends in occupancy levels in certain markets in late 2003 and into 2004. While ProLogis believes that occupancies may increase in 2004, it does not believe that any increases will be significant. ProLogis continues to believe that shifts in distribution patterns of its customers in Europe and Japan and their needs to reduce their distribution costs have been, and will continue to be, key drivers of leasing decisions in many of its European markets and in Japan. ProLogis believes that the diversification of its global operating platform and the ProLogis Operating System® have somewhat mitigated the effects of market occupancy decreases.

          Rental rates during the three months ended March 31, 2004 for both new and renewed leases for previously leased space (11.9 million square feet) for all properties including those owned by the property funds decreased by 5.5% as compared to a decrease in rental rates of 0.4% during the same period in 2003 for similar transactions. ProLogis believes that the negative rental rate growth experienced in 2004 continues to be the result of economic conditions that have negatively impacted the rental rates that can be charged in a particular market.

          ProLogis’ same store portfolio of operating properties, properties owned by ProLogis and the property funds that were in operation throughout the entire three-month periods ended March 31, 2004 and 2003, aggregated 207.2 million square feet. ProLogis views the operating results of the same store portfolio as a key component in evaluating the performance of its properties, its management personnel and its individual markets because this population is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. Net operating income, defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses, generated by the same store portfolio increased by 0.70% for the three-month period in 2004 over the same period in 2003. For the three-month period in 2003, the net operating income of the same store portfolio applicable to that period decreased by 0.45% from the comparable 2002 period. The percentage change presented is the weighted average of the measure computed separately for ProLogis and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.

          Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income were $0.5 million for directly owned properties and $0.4 million for properties owned by the property funds for the 2004 period and $3.9 million for directly owned properties and $31,000 for properties owned by the property funds for the 2003 period. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate their lease, offset by that customer’s rent leveling asset that has been previously recognized under GAAP, if any. Removing the net termination fees from the same store calculation of rental income allows ProLogis’ management to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Customer terminations are negotiated under specific circumstances and are not subject to specific provisions or rights allowed under the lease agreements.

          In computing the percentage change in rental expenses, the rental expenses applicable to the properties in the same store portfolio include property management expenses for ProLogis’ directly owned properties. These expenses are based on the property management fee that is provided for in the individual agreements under which ProLogis’ wholly owned management company provides property management services to each property (generally the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the direct costs of providing management services are recognized as part of ProLogis’ rental expenses reported under GAAP.

     CDFS Business

          Net operating income from ProLogis’ CDFS business segment consists primarily of: (i) the gains and losses from the contributions and sales of developed properties and from the contributions of properties that were acquired with the intent to contribute the properties to a property fund, including properties that have been rehabilitated and/or repositioned; (ii) gains and losses from the dispositions of land parcels; and (iii) development management fees earned by ProLogis for services provided to third parties.

          Income from the CDFS business segment is dependent on ProLogis’ ability to develop and timely lease properties, or to acquire properties that can be contributed to property funds or sold to third parties, generating profits to ProLogis, and ProLogis’ success in raising private capital to acquire its properties, generally through the formation of property funds, but also from other sources. For the three months in 2004, ProLogis’ net operating income in this segment decreased from the same period in 2003 by $2.9 million (an increase of $2.5 million when considering the gains from dispositions of CDFS business properties that are presented as discontinued operations). However, if the contingent proceeds recognized in 2004 related to a 2003 contribution are excluded, the net operating income of this segment (including discontinued operations) decreased by $2.2 million, net of deferral. The gains recognized reflect the lower volume of transactions in 2004 than in 2003 which ProLogis attributes primarily to longer lease-up periods for CDFS business properties resulting from a slowing of customers’ decision-making processes with respect to changes in their distribution networks. However, the 2004 transactions did result in improved margins from those realized in 2003. There can be no assurance that ProLogis will be able to maintain or increase the current level of net operating income in this segment. ProLogis cannot predict the effects that any economic and other uncertainties will continue to have on its ability to lease its properties, or the length of time that such uncertainties will continue. If ProLogis is unable to timely lease its completed developments, it will be unable to contribute these properties to property funds or otherwise dispose of the properties and would be unable to recognize profits from its development activities in the anticipated reporting period.

          The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2004	2003
CDFS transactions:
Net proceeds from dispositions(1)	$158,921	$253,788
Contingent proceeds realized(2)	5,871	—
Proceeds deferred and not recognized(2)(3)	(8,912)	(6,512)
Recognition of previously deferred amounts(3)	—	897
Costs of assets disposed of(1)	(128,722)	(217,431)

Net gains	27,158	30,742
Development management fees and other CDFS income	1,522	310
Income from CDFS Joint Ventures(4)	—	300
Other expenses and charges(5)	(996)	(778)

Total CDFS business segment	$27,684	$30,574

CDFS transactions recognized as discontinued operations(6):
Net proceeds from dispositions	$68,150	$—
Costs of assets disposed of	(62,735)	—

Net CDFS gains in discontinued operations	$5,415	$—

(1)	Represents the net gains from the dispositions of land parcels and contributions and sales of properties as follows:

•	2004: 79 acres; 2.9 million square feet; and

•	2003: 55 acres; 5.8 million square feet.

(2)	A contribution to ProLogis Japan Properties Fund in 2003 provided for an additional $5.9 million of proceeds, the receipt of which was contingent on the satisfactory performance of certain activities by ProLogis. These activities were completed in 2004. The receipt of these proceeds resulted in the recognition of an additional gain in 2004 of $4.7 million, after deferral.

(3)	When ProLogis contributes properties to a property fund in which it has an ownership interest, ProLogis does not recognize a portion of the proceeds in its computation of the gain resulting from the contribution. The amount of the proceeds that cannot be recognized is determined based on ProLogis’ continuing ownership interest in the contributed property that arises due to ProLogis’ ownership interest in the property fund that acquires the property. ProLogis defers this portion of the proceeds by recognizing a reduction to its balance sheet investment in the respective property fund. ProLogis adjusts its proportionate share of the net earnings or losses that it recognizes under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on ProLogis’ lower basis in the contributed properties rather than on the property fund’s basis in the contributed properties. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

When a property that ProLogis originally contributed to a property fund is disposed of to a third party, ProLogis recognizes the net amount of the proceeds that it had previously deferred in the period that the disposition to the third party occurs. Further, during periods when ProLogis’ ownership interest in a property fund decreases, ProLogis will recognize gains to the extent that previously deferred proceeds are recognized to coincide with ProLogis’ new ownership interest in the property fund. There were no decreases in ProLogis’ ownership interests in any of the property funds during the three months ended March 31, 2004. However, ProLogis’ ownership interests in certain of the property funds did decrease during the three months ended March 31, 2003.

(4)	Represents the income that ProLogis recognizes under the equity method from the CDFS Joint Ventures. ProLogis discontinued its participation and significantly reduced its investment in a CDFS Joint Venture in November 2003. The CDFS Joint Ventures in which ProLogis currently actively participates engage primarily in development activities (currently the holding of land positions for future development) and do not own any operating properties. The CDFS Joint Venture in which ProLogis ceased its participation and significantly reduced its investment during 2003 owned 11 operating properties at March 31, 2003. ProLogis’ ownership interest in each of the CDFS Joint Ventures is 50%.

(5)	Includes land holding costs of $0.7 million for both periods and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $0.3 million and $0.1 million for the three-month periods in 2004 and 2003, respectively.

(6)	Three CDFS business properties aggregating 0.8 million square feet that were sold to third parties in 2004 met the criteria to be presented as discontinued operations in 2004. See Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

          ProLogis has continued to monitor leasing activity and general economic conditions in the United States as it pertains to its CDFS business segment operations with the expectation that an economic recovery, early signs of which have been observed, could provide increased CDFS business opportunities to ProLogis as companies continue optimizing their supply chains. ProLogis believes that the continued demand for state-of-the-art distribution properties in Europe could result in the acceleration of leasing decisions that would provide opportunities for ProLogis in the CDFS business segment; however, ProLogis continues to monitor the impacts of economic and other uncertainties that negatively impacted leasing in Europe during 2003. ProLogis believes its development activities will not be significantly affected by land entitlement constraints that currently exist in Europe because it has almost 1,900 acres of land owned or controlled in Europe at March 31, 2004 and its personnel are experienced in the land entitlement process. As in Europe, ProLogis believes that demand for state-of-the-art distribution properties in Japan will continue to provide opportunities for ProLogis in the CDFS business segment. ProLogis has not observed similar trends in Japan with respect to economic and other uncertainties. In Japan, the CDFS business opportunities available to ProLogis will be limited if ProLogis is unable to acquire adequate land parcels for development.

     Other Items

          General and Administrative Expense

          General and administrative expense was $19.6 million for the three months ended March 31, 2004 as compared to $15.9 million for the same period in 2003. Included in the expense recognized for 2004 are $0.4 million of costs associated with TCL Holding that is presented on a consolidated basis only in 2004. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. General and administrative expense is primarily a function of the various business initiatives being undertaken in a given period and can vary from period to period based on ProLogis’ business activities. ProLogis has increased its business activities in Asia since March 2003.

          Income from Other Unconsolidated Investees

          Amounts recognized by ProLogis under the equity method from its investments in unconsolidated investees that do not own and operate real estate assets were as follows for the periods indicated (in thousands of U.S. dollars). For a discussion of these unconsolidated investees, see Notes 3 and 10 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Three Months Ended
	March 31,
	2004	2003
CSI/Frigo LLC(1)	$—	$(59)
TCL Holding(2)	—	2,377
Weiner Kuhlhaus(3)	558	—
Insight	(258)	(5)
ProLogis Equipment Services	—	57

Totals	$300	$2,370

(1)	CSI/Frigo LLC recognized its 5% share of the net earnings or losses of TCL Holding under the equity method based on its ownership of 100% of TCL Holdings’ voting common stock. ProLogis’ non-voting membership interest in CSI/Frigo LLC entitles it to recognize 89% of the net earnings or losses of CSI/Frigo LLC. However, ProLogis and CSI/Frigo LLC have entered into a note agreement that allows ProLogis to participate in up to 95% of CSI/Frigo LLC’s net earnings or losses. This investment is presented on a consolidated basis in 2004. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(2)	ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest in the net earnings or losses of TCL Holding. On a combined basis through its direct and indirect ownership interests, ProLogis recognized 99.75% of the net earnings of TCL Holding under the equity method during the three months ended March 31, 2003. This investment is presented on a consolidated basis in 2004. See Notes 1 and 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(3)	ProLogis, through TCL Holding, has a 50% ownership interest in an operating company and recognizes its proportionate share of the net earnings or losses of this entity under the equity method. While ProLogis’ investment in TCL Holding was presented under the equity method, this income was not separately reported in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income.

          Interest Expense

          Interest expense is a function of the level of borrowings outstanding, interest rates charged on borrowings and the amount of interest capitalization that is calculated based on the volume of ProLogis’ development activities. Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2004	2003
Gross interest expense	$45,422	$46,076
Premium/discount recognized, net	96	86
Amortization of deferred loan costs	1,492	1,627

Subtotal interest expense before capitalization	47,010	47,789
Less: capitalized amounts	7,387	10,535

Net interest expense(1)	$39,623	$37,254

(1)	Gross interest expense incurred on borrowings outstanding during the period is offset by the amount of interest that is capitalized based on ProLogis’ qualifying development expenditures. Capitalized interest levels are reflective of ProLogis’ average cost of debt and the volume of development activities in each year.

          Gains Recognized on Dispositions of Non-CDFS Business Assets, Net

          From time to time, ProLogis will contribute or sell properties that have been held for direct, long-term investment in the property operations segment because such properties are determined to have become non-strategic properties. Non-strategic properties are assets located in markets or submarkets that are no longer considered to be target markets or they can be assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis’ core portfolio based on the asset’s size or configuration. Also, ProLogis may contribute properties that have been held for direct, long-term investment in the property operations segment to complement the portfolio of CDFS business properties that are contributed to the property funds. The net gains or losses recognized from the contributions and sales of operating properties that were acquired or developed for direct, long-term investment in the property operations segment that do not qualify as discontinued operations are presented below operating income in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. Such transactions during the three months ended March 31, 2003 consisted of 0.3 million square feet of properties generating net proceeds of $38.4 million and an aggregate net gain of $0.4 million. All of the 2004 transactions are presented as discontinued operations (see"—Discontinued Operations”).

          Foreign Currency Exchange Gains (Expenses/Losses), Net

          ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. ProLogis attempts to mitigate its foreign currency exchange exposure by borrowing in the functional currency of the borrowing entity. Certain of ProLogis’ intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is given to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee that has been structured as debt rather than equity due to tax considerations in the foreign country in which the subsidiary or investee operates. Additionally, ProLogis utilizes derivative financial instruments to manage certain of its foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to ProLogis’ projected net income from its operations in Europe and Japan, and recognizes the expense associated with these contracts in results of operations, primarily the premium associated with the contract upon settlement. Interim period mark-to-market adjustments are also recognized. See Note 12 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

          Generally, the amount of net foreign currency exchange gains or losses recognized in results from operations is a function of movements in exchange rates, the levels of intercompany and third party debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are parties to the debt agreements. The net foreign currency exchange gains (expenses/losses) recognized in ProLogis’ results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2004	2003
Gains (losses) from remeasurement of third party and certain intercompany debt, net(1)	$3,598	$(3,596)
Losses from the settlement of third party and certain intercompany debt, net(1)	(53)	(889)
Transaction losses, net	(181)	(172)
Derivative financial instruments — put option contracts(2):
Expense associated with contracts expiring during the period	(542)	(665)
Mark-to-market gains on outstanding contracts, net	491	220

Totals	$3,313	$(5,102)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss in the period that the settlement occurs.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and is marked-to-market by ProLogis as of the end of each subsequent reporting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain.

          Income Taxes

          ProLogis has elected to be taxed as a REIT under the Code and is not generally required to pay federal income taxes if it meets the REIT requirements of the Code. ProLogis’ consolidated subsidiaries in the United States that are not qualified REIT subsidiaries for tax purposes are subject to federal income taxes, and ProLogis is taxed in certain states in which it operates. Also, the foreign countries where ProLogis has operations do not necessarily recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes for these jurisdictions in accordance with GAAP, as necessary.

          Current income tax expense was $2.2 million and $0.5 million for the three-month periods in 2004 and 2003, respectively. ProLogis recognized deferred income tax expense of $2.7 million and $1.0 million for the three-month periods in 2004 and 2003, respectively.

          Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment in addition to state income taxes and taxes incurred in foreign jurisdictions. The deferred income tax component of total income taxes is a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. In 2003, ProLogis began recognizing a deferred income tax liability associated with certain contributions to ProLogis European Properties Fund based upon an indemnification agreement that was entered into in August 2003. Under this indemnification agreement, ProLogis will continue to recognize a deferred income tax liability related to its future contributions to ProLogis European Properties Fund. Of the total deferred income tax expense recognized during 2004, $2.1 million is related to the indemnification agreement. See Note 3 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

          Discontinued Operations

          Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The assets and liabilities of the component of the entity that has been classified as discontinued operations are presented separately in the balance sheet and the results of operations of the component of the entity that has been classified as discontinued operations are reported as discontinued operations in the statement of earnings. See Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

          As of and for the three months ended March 31, 2004, ProLogis has reported discontinued operations as follows:

•	Assets held for sale: TCL Holding’s operations in France were classified as held for sale during 2003. However, because ProLogis’ investments in TCL Holding were presented under the equity method in 2003, ProLogis was not required to reflect the portion of the earnings of TCL Holding recognized under the equity method that are related to the French operations separately as discontinued operations in 2003. For the three months ended March 31, 2004, the French operations generated net earnings of $3.4 million.

•	Assets sold in 2004: During the three months ended March 31, 2004, ProLogis disposed of seven properties to third parties that had not been developed under pre-sale agreements. ProLogis has reported the operations of these properties and the gain or loss resulting from their dispositions as discontinued operations. The sales of three CDFS business properties generated an aggregate net gain of $5.4 million (see “— CDFS Business”) and the sales of four properties that were held and used in the property operations segment generated an aggregate net loss of $0.5 million (0.1 million square feet generating net proceeds of $4.5 million). The operations of these properties have been presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income in Item 1 for both the three months ended March 31, 2004 and 2003. The amounts attributable to these properties were a loss of $79,000 for the period in 2004 and income of $44,000 for the period in 2003.

          Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed

          ProLogis recognized charges to net earnings of $4.2 million, which represents the excess of the redemption value over the carrying value of the remaining Series D Preferred Shares that were redeemed in January 2004. After this redemption, all of ProLogis’ series of Preferred Shares that have met their optional redemption date have been redeemed. The next optional redemption date for a series of Preferred Shares is in 2008.

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

          ProLogis expects that its primary cash needs will consist of the following for the remainder of 2004 and future years:

•	Completion of the Keystone Transaction including the direct acquisition of properties by ProLogis (see Note 1 to ProLogis’ Consolidated Condensed Financial Statements in Item 1);

•	Acquisitions of land for future development;

•	Development and acquisitions of properties in the CDFS business segment;

•	Direct acquisitions of operating properties on a limited basis in key distribution markets for direct, long-term investment in the property operations segment; and

•	Repayment of debt that is scheduled to mature.

          While ProLogis has a Common Share repurchase program under which it may repurchase an additional $84.1 million of Common Shares at May 5, 2004, ProLogis does not currently expect that it will require significant cash for this program in 2004.

          ProLogis expects to fund its cash needs in 2004 and future years with cash from the following sources:

•	Property operations;

•	Proceeds from the disposition of the French operations of TCL Holding that are classified as held for sale;

•	Proceeds from the contributions of properties to property funds;

•	Proceeds from the sales of properties to third parties;

•	Issuance of long-term debt, including the issuance of the Euro Notes in April 2004 which generated net proceeds of 347.8 million euro;

•	Utilization of ProLogis’ revolving lines of credit; and

•	Proceeds from the sales of Common Shares, including sales of Common Shares under ProLogis’ various Common Share plans, and sales of Preferred Shares.

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

          At May 5, 2004, ProLogis had $1.52 billion of total borrowing capacities under its revolving lines of credit. ProLogis’ total outstanding borrowings were $769.3 million at May 5, 2004 resulting in additional short-term borrowing capacity available to ProLogis of approximately $710.7 million (after reducing the total borrowing capacities available by $40.2 million of letters of credit outstanding with certain of the lending banks). See “— Borrowing Capacities.”

          At May 5, 2004, ProLogis had $750.0 million of shelf-registered securities that can be issued in the form of debt securities, Preferred Shares, Common Shares, rights to purchase Common Shares and Preferred Share purchase rights on an as-needed basis, subject to ProLogis’ ability to affect an offering on satisfactory terms. ProLogis continues to evaluate the global public debt markets with the objective of reducing its short-term borrowings in favor of longer-term, fixed-rate debt, when it is deemed appropriate.

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

          ProLogis’ commitment to offer to contribute certain of its stabilized developed properties in North America to ProLogis North American Properties Fund V expired at the end of 2003. However, ProLogis North American Properties Fund V did acquire seven properties from ProLogis in the first quarter of 2004. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis during the remainder of 2004 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. Further, there can be no assurance that ProLogis will continue to offer to contribute properties to ProLogis North American Properties Fund V.

          Should the property funds not have sufficient capital to acquire the properties that ProLogis has available, ProLogis is allowed to pursue other third party disposition opportunities. However, there can be no assurance that ProLogis can readily dispose of its CDFS business properties to third parties or that ProLogis could raise private capital through the formation of another property fund that would acquire the properties. Also, ProLogis could experience delays in completing dispositions to third parties or to new property funds. Such delays could result in the recognition of the expected development profits in a reporting period that is later than originally anticipated. See the discussion of risks factors involved with disposition of properties and the raising of capital in ProLogis’ 2003 Annual Report on Form 10-K.

     Cash Provided by Operating Activities

          Net cash provided by operating activities was $96.2 million for the three months in 2004 and $65.2 million for the same period in 2003. Operational items that impact net cash provided by operating activities are discussed in “— Results of Operations.” However, the primary reason for the lower cash provided by operating activities in 2003 is the change in working capital balances that is primarily a function of the timing of receipts and disbursements. Cash provided by operating activities exceeded the cash distributions paid on Common Shares in each period.

     Cash Investing and Cash Financing Activities

          For the three months in 2004 and 2003, ProLogis’ investing activities used net cash of $197.2 million and $84.4 million, respectively. The net cash used is summarized as follows:

•	ProLogis’ investing activities consist primarily of investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space. These items aggregated $433.1 million in the first three months of 2004 and $310.3 million for the first three months in 2003.

•	ProLogis’ unconsolidated investees generated net cash to ProLogis of $15.1 million and $15.6 million for the three months in 2004 and 2003, respectively, consisting primarily of the periodic cash distributions made by the property funds to ProLogis.

•	Net cash generated from contributions and sales of properties and land parcels were $217.5 million and $210.4 million for the three months in 2004 and 2003, respectively.

          For the three months in 2004, ProLogis’ financing activities used net cash of $57.7 million. For the three months in 2003, ProLogis’ financing activities generated net cash of $20.4 million. Excluding cash distributions on Common Shares and to minority interest holders and Preferred Share dividends paid in cash, ProLogis’ financing activities are summarized as follows:

•	Generated net cash of $16.8 million in 2004 — Net borrowings on ProLogis’ revolving lines of credit ($162.6 million) and net proceeds from sales and issuances of Common Shares ($18.7 million) were the primary sources of cash with the redemption of Preferred Shares ($125.0 million) and principal payments on debt ($38.6 million) the primary uses of cash; and

•	Generated net cash of $96.9 million in 2003 — Long-term debt issuances ($331.0 million) were the primary sources of cash with net repayments on ProLogis’ revolving lines of credit ($151.6 million) and principal payments on long-term debt ($82.4 million) the primary uses of cash.

          Distributions paid to holders of Common Shares were $66.0 million and $64.3 million for the three months in 2004 and 2003, respectively. Distributions paid to minority interest holders were $1.8 million and $4.0 million for the three months in 2004 and 2003, respectively. Dividends paid on Preferred Shares were $6.7 million and $8.2 million for the three months in 2004 and 2003, respectively.

     Borrowing Capacities

          ProLogis has over $1.5 billion of short-term borrowing capacities through six revolving lines of credit. ProLogis may borrow in four currencies. The revolving lines of credit are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

	Maximum Borrowing				Weighted
	Capacities at		Outstanding Balances at		Average Interest
Facility	03/31/04	05/05/04	03/31/04	05/05/04	Rate(1)	Expiration
North America(2)	$400.0	$400.0	$—	$—	—	11/08/05	(3)
North America(2)(4)(5)	100.0	100.0	94.8	—	2.72%	11/05/04	(3)
North America(4)(6)	60.0	60.0	13.0	—	1.78%	11/08/04
Europe(4)(7)	555.5	546.9	380.7	412.0	3.01%	08/08/06
United Kingdom(8)	45.8	44.8	—	—	—	07/31/04
Japan(9)	385.1	368.3	373.6	357.3	0.97%	08/05/06	(3)

	$1,546.4	$1,520.0	$862.1	$769.3	$2.07%

(1)	Represents the weighted average interest rate on borrowings outstanding at March 31, 2004.

(2)	Borrowing capacity under the line of credit is fully committed.

(3)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(4)	Borrowings can be denominated in U.S. dollar, euro, pound sterling and yen.

(5)	At March 31, 2004, the amount outstanding represents the currency equivalent of 76.8 million euro.

(6)	ProLogis’ maximum borrowing capacity at both March 31, 2004 and May 5, 2004 is reduced by letters of credit outstanding of $14.2 million.

(7)	Total committed borrowing capacity under the agreement is 450.0 million euro. At March 31, 2004 and May 5, 2004, amounts outstanding represent the U.S. dollar equivalent of borrowings of 308.4 million euro and 339.0 million euro, respectively.

(8)	Borrowings are denominated in pound sterling with a maximum borrowing capacity of 25.0 million pound sterling. ProLogis’ maximum borrowing capacity at March 31, 2004 and May 5, 2004, is reduced by letters of credit outstanding of $16.9 million (the currency equivalent of 9.2 million pound sterling) and $26.0 million (the currency equivalent of 14.5 million pound sterling) of letters of credit outstanding, respectively.

(9)	Borrowings are denominated in yen with a committed borrowing capacity of 40.0 billion yen. At both March 31, 2004 and May 5, 2004, amounts outstanding represent the U.S. dollar equivalent of borrowings of 38.8 billion yen.

     Off-Balance Sheet Arrangements

          Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees

          ProLogis had investments in and advances to unconsolidated investees of $577.6 million at March 31, 2004. Summarized financial information for certain of these unconsolidated investees at March 31, 2004 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	ProLogis	ProLogis
		American	American	American	American	American	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund	Fund
Total assets	$589.1	$352.4	$226.5	$202.1	$140.2	$951.9	$3,212.4	$436.6
Third party debt(1)	$285.6 (2)	$242.3 (3)	$165.0 (4)	$150.3 (5)	$103.2 (6)	$498.7 (7)	$1,577.7 (8)	$172.3 (9)
Amounts due to ProLogis	$0.3	$0.2	$0.2	$0.1	$0.1	$14.8	$6.1	$26.6
Total liabilities	$296.3	$249.0	$169.9	$152.9	$105.0	$534.0	$1,872.1	$291.7
Equity	$292.8	$103.4	$56.6	$49.2	$35.2	$417.9	$1,340.3	$144.9
ProLogis’ ownership at March 31, 2004	50%	41.3%	20%	20%	20%	14.0%	22.6%	20%

(1)	Of the total third party debt, ProLogis has guaranteed $10.3 million of borrowings of ProLogis North American Properties Fund V. ProLogis may in the future provide guarantees of short-term financing arrangements that property funds enter into associated with ProLogis’ contributions of properties to the property funds. These guarantees would be provided by ProLogis only with respect to short-term financing arrangements that the property funds enter into on an interim basis prior to finalizing long-term secured debt transactions. Also, see “— Contractual Obligations — Other Commitments.”

(2)	Third party debt of ProLogis California is due as follows:

•	$17.2 million due May 2005, bearing interest at 8.67% per annum;

•	$176.4 million due March 2009, bearing interest at 7.20% per annum; and

•	$92.0 million due August 2009, bearing interest at 7.63% per annum.

(3)	Third party debt of ProLogis North American Properties Fund I is due as follows:

•	$130.5 million due December 2010, bearing interest at 7.65% per annum;

•	$9.8 million due March 2011, bearing interest at 5.16% per annum; and

•	$102.0 million due March 2011, bearing interest at 7.75% per annum.

(4) Third party debt of ProLogis North American Properties Fund II is due in June 2007 and bears interest at 6.74% per annum.

(5) Third party debt of ProLogis North American Properties Fund III is due as follows:

•	$150.0 million due September 2007, bearing interest at 7.03% per annum and

•	$0.3 million (three assessment bond issues) due on various dates between June 2005 and March 2021, bearing interest at a weighted average interest rate of 6.38% per annum.

(6)	Third party debt of ProLogis North American Properties Fund IV is due as follows:

•	$103.0 million due January 2008, bearing interest at 6.65% per annum and

•	$0.2 million due March 2021, bearing interest at 5.32% per annum.

(7)	Third party debt of ProLogis North American Properties Fund V is due as follows:

•	$10.3 million due June 2004, bearing interest at 1.89% per annum; this debt is guaranteed by ProLogis;

•	$12.6 million due June 2007, bearing interest at 3.11% per annum;

•	$173.0 million due July 2007, bearing interest at 5.76% per annum;

•	$102.0 million due June 2008, bearing interest at 4.05% per annum;

•	$62.0 million due January 2009, bearing interest at 4.00% per annum;

•	$74.8 million due September 2010, bearing interest at 4.29% per annum; and

•	$64.0 million due January 2013, bearing interest at 5.43% per annum.

(8)	Third party debt of ProLogis European Properties Fund is due as follows:

•	$282.1 million due December 2004, bearing interest at 2.40% per annum;

•	$135.3 million (four mortgage issues) due March 2009, bearing interest at a weighted average of 3.45% per annum;

•	$263.9 million due May 2011, bearing interest at 5.75% per annum;

•	$177.8 million due April 2012, bearing interest at 5.69% per annum;

•	$439.4 million due May 2012, bearing interest at 5.72% per annum;

•	$235.2 million due May 2013, bearing interest at 4.61% per annum; and

•	$44.0 million (eight mortgage issues) due March 2015, bearing interest at a weighted average of 5.47% per annum.

(9)	Third party debt of ProLogis Japan Properties Fund is due as follows:

•	$29.8 million due June 2010, bearing interest at 1.04% per annum;

•	$18.3 million due October 2010, bearing interest at 1.94% per annum;

•	$46.2 million due December 2010, bearing interest at 1.63% per annum;

•	$15.4 million due January 2011, bearing interest at 1.75% per annum;

•	$35.6 million due March 2011, bearing interest at 1.52% per annum; and

•	$27.0 million due March 2011, bearing interest at 1.59% per annum.

     Contractual Obligations

          Long-Term Contractual Obligations

          ProLogis had long-term contractual obligations at March 31, 2004 related to long-term debt (senior unsecured notes, secured debt and assessment bonds), unfunded commitments on development projects, an unfunded commitment to a property fund and amounts due on revolving lines of credit as follows (in millions of U.S. dollars):

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations(1)	$2,269	$275	$762	$386	$846
Unfunded commitments on development projects(2)	467	467	—	—	—
Unfunded commitment to a property fund(3)	167	167	—	—	—
Amounts due on revolving lines of credit(4)	862	13	476	373	—

Totals	$3,765	$922	$1,238	$759	$846

(1)	The Euro Notes that were issued by ProLogis in April 2004 will mature in April 2011.

(2)	ProLogis had properties under development at March 31, 2004 with a total expected cost at completion of $862.1 million. ProLogis has entered into contracts for certain phases of the construction of these projects. However, these contracts do not generally cover all of the costs that are necessary to place the property into service, including the costs of tenant improvements and marketing and leasing costs. The unfunded commitments presented include all such costs, not only those costs that ProLogis is obligated to fund under construction contracts.

(3)	At March 31, 2004, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $167.1 million at March 31, 2004) as required through September 15, 2009. For purposes of this presentation, the total commitment is included in the earliest time period as there is no schedule for when the commitment will be funded.

(4)	For purposes of this presentation the expiration dates of the credit agreements that provide ProLogis with six revolving lines of credit include extension periods that are at the option of ProLogis. See “— Borrowing Capacities.”

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

          The Board set a projected annual distribution rate for 2004 of $1.46 per Common Share (as compared to actual distributions of $1.44 per Common Share in 2003). ProLogis paid a quarterly distribution of $0.365 per Common Share on February 27, 2004 to holders of Common Shares at February 13, 2004. The payment of Common Share distributions is subject to the discretion of the Board, is dependent on ProLogis’ financial condition and operating results and may be adjusted at the discretion of the Board during the year. ProLogis has increased its Common Share distribution level every year since its Common Shares became publicly traded in 1994.

          At March 31, 2004, ProLogis had three series of Preferred Shares outstanding. The annual dividend rates on ProLogis’ Preferred Shares are $4.27 per Series C Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share. Dividends on each series of Preferred Shares are paid on the last day of the calendar quarter and ProLogis paid a quarterly dividend on all series of its Preferred Shares on March 31, 2004.

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

          Other Commitments

          At March 31, 2004, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of properties aggregating 0.8 million square feet at an estimated total acquisition cost of $29.5 million. These transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.

          Under a Common Share repurchase program, ProLogis may repurchase up to $215.0 million of Common Shares. The Common Shares that have been repurchased to date were purchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. Future repurchases, if any, are expected to be through similar transactions. Through May 5, 2004, ProLogis has repurchased 5,571,000 Common Shares under this program at a total cost of $130.9 million. An additional $84.1 million of Common Shares may be repurchased under the program as of May 5, 2004. ProLogis does not currently expect that it will make significant Common Share repurchases in 2004.

          ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at March 31, 2004 and ProLogis has assessed a nominal value to the guarantee undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $402.8 million at March 31, 2004 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.4 billion at March 31, 2004.

Funds from Operations

          Funds from operations is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to funds from operations is Net Earnings. Although NAREIT has published a definition of funds from operations, modifications to the NAREIT calculation of funds from operations are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. Funds from operations, as defined by ProLogis, is presented as a supplemental financial measure. Funds from operations is not used by ProLogis as, nor should it be considered to be, an alternative to Net Earnings computed under GAAP as an indicator of ProLogis’ operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of ProLogis’ ability to fund its cash needs.

          Funds from operations is not meant to represent a comprehensive system of financial reporting and does not present, nor does ProLogis intend it to present, a complete picture of its financial condition and operating performance. ProLogis believes that Net Earnings computed under GAAP remains the primary measure of performance and that funds from operations is only meaningful when it is used in conjunction with Net Earnings computed under GAAP. Further, ProLogis believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

          NAREIT’s funds from operations measure adjusts Net Earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales of previously depreciated properties. ProLogis agrees that these two NAREIT adjustments are useful to investors for the following reasons:

     (a) historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of funds from operations reflects the fact that real estate, as an asset class, generally appreciates over time and the depreciation charges required by GAAP do not reflect the underlying economic realities.

     (b) REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of funds from operations, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activities and assists in comparing those operating results between periods.

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

          The items that ProLogis excludes from Net Earnings computed under GAAP, while not infrequent or unusual, are subject to significant fluctuations from period to period that cause both positive and negative effects on ProLogis’ results of operations, in inconsistent and unpredictable directions. Most importantly, the economics underlying the items that ProLogis excludes from Net Earnings computed under GAAP are not the primary drivers in management’s decision-making process and capital investment decisions. Period to period fluctuations in these items can be driven by accounting for short-term factors that are not relevant to long-term investment decisions, long-term capital structures or to long-term tax planning and tax structuring decisions. Accordingly, ProLogis believes that investors are best served if the information that is made available to them allows them to align their analysis and evaluation of ProLogis’ operating results along the same lines that ProLogis’ management uses in planning and executing its business strategy.

          Real estate is a capital-intensive business. Investors’ analyses of the performance of real estate companies tend to be centered on understanding the asset value created by real estate investment decisions and understanding current operating returns that are being generated by those same investment decisions. The adjustments to Net Earnings computed under GAAP that are included in arriving at the ProLogis defined funds from operations measure are helpful to management in making real estate investment decisions and evaluating its current operating performance. ProLogis believes that these adjustments are also helpful to industry analysts, potential investors and shareholders in their understanding and evaluation of ProLogis’ performance on the key measures of net asset value and current operating returns generated on real estate investments.

          While ProLogis believes that its defined funds from operations measure is an important supplemental measure, neither NAREIT’s nor ProLogis’ measure of funds from operations should be used alone because they exclude significant economic components of Net Earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations are:

•	Depreciation and amortization of real estate assets are economic costs that are excluded from funds from operations. Funds from operations is limited as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of distribution properties are not reflected in funds from operations.

•	Gains or losses from property dispositions represent changes in the value of the disposed properties. Funds from operations, by excluding these gains and losses, does not capture realized changes in the value of disposed properties arising from changes in market conditions.

•	The deferred income tax benefits and expenses that are excluded from ProLogis’ defined funds from operations measure result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. ProLogis’ defined funds from operations measure does not currently reflect any income or expense that may result from such settlement.

•	The foreign currency exchange gains and losses that are excluded from ProLogis’ defined funds from operations measure are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of ProLogis’ foreign currency-denominated net assets is indefinite as to timing and amount. ProLogis’ funds from operations measure is limited in that it does not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.

          ProLogis compensates for these limitations by using its funds from operations measure only in conjunction with Net Earnings computed under GAAP. To further compensate, ProLogis always reconciles its funds from operations measure to Net Earnings computed under GAAP in its financial reports. Additionally, ProLogis provides investors with its complete financial statements prepared under GAAP, its definition of funds from operations which includes a discussion of the limitations of using ProLogis’ non-GAAP measure and a reconciliation of ProLogis’ GAAP measure (Net Earnings) to its non-GAAP measure (funds from operations as defined by ProLogis) so that investors can appropriately incorporate this ProLogis measure and its limitations into their analyses.

          Funds from operations attributable to Common Shares as defined by ProLogis was $91.8 million and $100.6 million for the three months ended March 31, 2004 and 2003, respectively. The reconciliations of funds from operations attributable to Common Shares as defined by ProLogis to net earnings attributable to Common Shares computed under GAAP are as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2004	2003
Net earnings attributable to Common Shares	$43,497	$38,705
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	40,834	39,402
Gains recognized on dispositions of non-CDFS business assets, net	—	(383)
Reconciling items attributable to discontinued operations:
Assets held for sale—gains recognized on dispositions of non-CDFS business assets, net	(241)	—
Assets disposed of in 2004—losses recognized on dispositions of non-CDFS business assets, net	545	—
Assets disposed of in 2004—real estate related depreciation and amortization	120	33

Total discontinued operations	424	33
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	8,482	8,487
Gains on contributions and sales of non-CDFS business assets, net	(294)	—

Total share from unconsolidated investees	8,188	8,487

Total NAREIT defined adjustments	49,446	47,539

Subtotal — NAREIT defined funds from operations	92,943	86,244
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange (gains) expenses/losses, net	(4,036)	4,266
Deferred income tax expense	2,739	998
Reconciling items attributable to discontinued operations:
Assets held for sale—deferred income tax benefit	(105)	—
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange expenses/losses, net	338	9,344
Deferred income tax benefit	(66)	(257)

Total ProLogis defined adjustments	(1,130)	14,351

Funds from operations attributable to Common Shares as defined by ProLogis	$91,813	$100,595

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          As of March 31, 2004, no significant change had occurred in ProLogis’ interest rate risk or foreign currency risk as discussed in ProLogis’ 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

          An evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

PART II

Item 1. Legal Proceedings

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchaser of Equity Securities

          In 2004, ProLogis issued 5,000 Common Shares upon exchange of limited partnership units in one of ProLogis’ majority-owned and controlled real estate partnerships. The Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to Vote of Securities Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

2.1	Agreement and Plan of Merger dated as of May 3, 2004 by and among ProLogis Six Rivers Limited Partnership, Six Rivers REIT Merger Sub LLC, Six Rivers Partnership Merger Sub L.P., ProLogis, ProLogis Fraser, L.P., Belair Real Estate Corp., Belcrest Realty Corp., Belmar Realty Corp., Belrose Realty Corp., Keystone Operating Partnership, L.P. and Keystone Property Trust (incorporated by reference to exhibit 2.1 to Keystone Property Trust’s Form 8-K dated May 3, 2004).

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated May 7, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

	Items	Financial
Date	Reported	Statements
January 12, 2004	5,7	No
March 24, 2004	5,7	No

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

Shari J. Jones
First Vice President
(Principal Accounting Officer)

Date: May 7, 2004

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated as of May 3, 2004 by and among ProLogis Six Rivers Limited Partnership, Six Rivers REIT Merger Sub LLC, Six Rivers Partnership Merger Sub L.P., ProLogis, ProLogis Fraser, L.P., Belair Real Estate Corp., Belcrest Realty Corp., Belmar Realty Corp., Belrose Realty Corp., Keystone Operating Partnership, L.P. and Keystone Property Trust (incorporated by reference to exhibit 2.1 to Keystone Property Trust’s Form 8-K dated May 3, 2004).

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated May 7, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002