Form 10-Q
period 2004-06-30
PROLOGIS
filed 2004-08-09
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X] No [  ]

     Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).

Yes [X] No [  ]

     The number of shares outstanding of the Registrant’s common shares as of August 5, 2004 was 181,810,517.

PROLOGIS

INDEX

		Page
		Number(s)
PART I.	Financial Information
	Item 1. Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheets — June 30, 2004 and December 31, 2003	3
	Consolidated Condensed Statements of Earnings and Comprehensive Income — Three and Six Months Ended June 30, 2004 and 2003	4
	Consolidated Condensed Statements of Cash Flows — Six Months Ended June 30, 2004 and 2003	6
	Notes to Consolidated Condensed Financial Statements	7-31
	Report of Independent Registered Public Accounting Firm	32
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-54
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
	Item 4. Controls and Procedures	54
PART II.	Other Information
	Item 1. Legal Proceedings	55
	Item 2. Changes in Securities, Use of Proceeds and Issuer Purchaser of Equity Securities	55
	Item 3. Defaults Upon Senior Securities	55
	Item 4. Submission of Matters to a Vote of Securities Holders	55
	Item 5. Other Information	55
	Item 6. Exhibits and Reports on Form 8-K	56
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges
Letter from KPMG LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PROLOGIS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Real estate	$5,926,299	$5,854,047
Less accumulated depreciation	916,817	847,221

	5,009,482	5,006,826
Investments in and advances to unconsolidated investees	583,245	677,293
Cash and cash equivalents	394,589	331,503
Accounts and notes receivable	34,492	44,906
Other assets	339,090	306,938
Discontinued operations — assets held for sale	159,911	—

Total assets	$6,520,809	$6,367,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$713,050	$699,468
Senior notes	1,919,497	1,776,789
Secured debt and assessment bonds	492,521	514,412
Accounts payable and accrued expenses	151,913	155,874
Construction costs payable	24,903	26,825
Other liabilities	139,752	97,389
Discontinued operations — assets held for sale	54,201	—

Total liabilities	3,495,837	3,270,757

Minority interest	36,262	37,777
Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	100,000	100,000
Series D Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2003	—	125,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	125,000	125,000
Common Shares; $0.01 par value; 181,695,627 shares issued and outstanding at June 30, 2004 and 180,182,615 shares issued and outstanding at December 31, 2003	1,817	1,802
Additional paid-in capital	3,116,986	3,073,959
Accumulated other comprehensive income	159,379	138,235
Distributions in excess of net earnings	(639,472)	(630,064)

Total shareholders’ equity	2,988,710	3,058,932

Total liabilities and shareholders’ equity	$6,520,809	$6,367,466

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Rental income, including expense recoveries from customers of $25,302 and $52,313 for the three and six months ended June 30, 2004, respectively, and $25,550 and $52,016 for the three and six months ended June 30, 2003, respectively	$137,677	$137,008	$275,745	$278,909
Property management and other property fund fees	11,852	11,698	23,119	21,437
Development management fees and other CDFS income	527	285	2,049	595

Total revenues	150,056	148,991	300,913	300,941

Expenses:
Rental expenses	35,525	35,134	72,086	71,651
General and administrative	20,137	14,363	39,703	30,239
Depreciation and amortization	42,211	40,669	84,954	82,138
Relocation expenses	691	—	691	—
Other	1,476	921	2,472	1,699

Total expenses	100,040	91,087	199,906	185,727

Gains on certain dispositions of CDFS business assets, net:
Net proceeds from dispositions	474,159	276,678	630,040	524,851
Costs of assets disposed of	420,671	247,094	549,394	464,525

Total gains, net	53,488	29,584	80,646	60,326

Operating income	103,504	87,488	181,653	175,540
Income from unconsolidated property funds	9,416	10,849	18,953	11,306
Income (loss) from other unconsolidated investees	(683)	4,674	(383)	7,343
Interest expense	(37,691)	(39,533)	(77,314)	(76,787)
Interest and other income	470	607	1,208	976

Earnings before minority interest	75,016	64,085	124,117	118,378
Minority interest share in earnings	(1,241)	(1,327)	(2,467)	(2,610)

Earnings before certain net gains and net foreign currency exchange gains (expenses/losses)	73,775	62,758	121,650	115,768
Gains recognized on dispositions of certain non-CDFS business assets, net	6,072	3,207	6,072	3,590
Gain on partial disposition of investment in property fund	3,328	—	3,328	—
Foreign currency exchange gains (expenses/losses), net	7,912	(3,669)	11,225	(8,771)

Earnings before income taxes	91,087	62,296	142,275	110,587

Income tax expense:
Current	3,784	2,087	5,997	2,596
Deferred	6,846	4,551	9,585	5,549

Total income tax expense	10,630	6,638	15,582	8,145

Net earnings from continuing operations	80,457	55,658	126,693	102,442

(Continued)

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Discontinued operations:
Income attributable to assets held for sale	3,453	—	6,848	—
Assets disposed of in 2004:
Operating income (loss) attributable to assets disposed of	(12)	2	(95)	102
Gain (loss) recognized on dispositions, net:
Non-CDFS business assets	(2,298)	—	(2,844)	—
CDFS business assets	4,049	—	9,464	—

Total discontinued operations	5,192	2	13,373	102

Net earnings	85,649	55,660	140,066	102,544
Less preferred share dividends	6,354	8,179	13,038	16,358
Less excess of redemption value over carrying value of Preferred Shares redeemed	—	—	4,236	—

Net earnings attributable to Common Shares	79,295	47,481	122,792	86,186

Other comprehensive income:
Foreign currency translation adjustments	(17,859)	95,300	24,915	98,622
Unrealized losses on derivative contracts, net	(3,361)	—	(3,771)	—

Comprehensive income	$58,075	$142,781	$143,936	$184,808

Weighted average Common Shares outstanding — Basic	181,399	179,019	181,066	178,811

Weighted average Common Shares outstanding — Diluted	190,022	182,050	190,018	181,610

Net earnings attributable to Common Shares per share — Basic:
Continuing operations	$0.41	$0.27	$0.61	$0.48
Discontinued operations	0.03	—	0.07	—

Net earnings attributable to Common Shares per share — Basic	$0.44	$0.27	$0.68	$0.48

Net earnings attributable to Common Shares per share — Diluted:
Continuing operations	$0.39	$0.26	$0.59	$0.47
Discontinued operations	0.03	—	0.07	—

Net earnings attributable to Common Shares per share — Diluted	$0.42	$0.26	$0.66	$0.47

Distributions per Common Share	$0.365	$0.360	$0.73	$0.72

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net earnings	$140,066	$102,544
Minority interest share in earnings	2,467	2,610
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(4,975)	(3,726)
Cost of share-based compensation awards	8,804	6,220
Depreciation and amortization	85,099	82,235
Adjustments to income and fees recognized from all unconsolidated investees	(18,904)	(18,471)
Amortization of deferred loan costs	2,813	2,924
Gains on dispositions of non-CDFS business assets, net	(3,228)	(3,590)
Gain on partial disposition of investment in property fund	(3,328)	—
Adjustments to foreign currency exchange amounts recognized	(11,526)	7,674
Deferred income tax expense	9,585	5,549
Increase in accounts and notes receivable and other assets	(13,453)	(5,671)
Increase (decrease) in accounts payable and accrued expenses and other liabilities.	40,476	(11,105)

Net cash provided by operating activities	233,896	167,193

Investing activities:
Real estate investments	(777,295)	(663,544)
Tenant improvements and lease commissions on previously leased space	(22,836)	(20,333)
Recurring capital expenditures	(11,184)	(9,019)
Proceeds from dispositions of real estate	690,704	551,719
Net cash received from unconsolidated investees	48,106	17,559
Proceeds from partial disposition of investment in property fund	13,209	—
Adjustments to cash balances resulting from reporting changes	3,284	—

Net cash used in investing activities	(56,012)	(123,618)

Financing activities:
Net proceeds from sales of Common Shares and issuances of Common Shares under plans	28,081	24,478
Repurchases of Common Shares, net of costs	—	(9,771)
Redemptions of Preferred Shares	(125,000)	—
Distributions paid on Common Shares	(132,200)	(128,798)
Distributions paid to minority interest holders	(3,537)	(5,812)
Dividends paid on Preferred Shares	(13,038)	(16,358)
Issuance costs incurred	(3,169)	(3,239)
Proceeds from issuance of senior notes	420,573	300,000
Proceeds from issuance of secured debt	—	31,000
Principal payments on senior notes	(278,125)	(28,125)
Net proceeds from (payments on) lines of credit	13,582	(76,781)
Regularly scheduled principal payments on secured debt and assessment bonds	(2,941)	(3,400)
Principal payments on secured debt and assessment bonds at maturity and prepayments	(18,612)	(62,844)
Purchases of derivative contracts	(412)	(1,296)

Net cash provided by (used in) financing activities	(114,798)	19,054

Net increase in cash and cash equivalents	63,086	62,629
Cash and cash equivalents, beginning of period	331,503	110,809

Cash and cash equivalents, end of period	$394,589	$173,438

     See Note 12 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(Unaudited)

1. General:

     Business

     ProLogis (collectively with its consolidated subsidiaries and partnerships “ProLogis”) is a publicly held real estate investment trust (“REIT”) that owns (directly or through unconsolidated investees), operates and develops industrial distribution properties in North America (the United States and Mexico), Europe (11 countries) and Asia (Japan). While ProLogis owned no real estate assets in China at June 30, 2004, it has initiated operations in China and, in April 2004 and July 2004, ProLogis formed two joint ventures to acquire and develop distribution properties in the Shanghai market. ProLogis has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

     ProLogis’ business consists of two reportable business segments: property operations and the corporate distribution facilities services business (“CDFS business”). The property operations segment represents the long-term ownership, management and leasing of distribution properties. The CDFS business segment primarily encompasses the development of distribution properties that are either contributed to an unconsolidated property fund in which ProLogis has an ownership interest and acts as manager, or sold to third parties. Additionally, ProLogis will acquire distribution properties in the CDFS business segment that are generally rehabilitated and/or repositioned prior to being contributed to a property fund. See Note 11.

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

     The Consolidated Condensed Financial Statements of ProLogis as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited and, pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements have been omitted. Management of ProLogis believes that the disclosures presented are adequate. However, these interim Consolidated Condensed Financial Statements should be read in conjunction with ProLogis’ December 31, 2003 audited Consolidated Financial Statements contained in ProLogis’ 2003 Annual Report on Form 10-K.

     Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003 and revised in December 2003. ProLogis adopted the revised Interpretation No. 46 (“FIN 46R”) as of January 1, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires that variable interest entities in which ProLogis is the primary beneficiary be presented on a consolidated basis in its financial statements. As a result of adopting FIN 46R on January 1, 2004, ProLogis began consolidating its investments in TCL Holding S.A. (“TCL Holding”), formerly Frigoscandia Holding S.A., and CSI/Frigo LLC, a company that holds the voting ownership interest in TCL Holding. Through December 31, 2003, ProLogis presented its investments in TCL Holding and CSI/Frigo LLC under the equity method. ProLogis’ combined effective ownership in these entities was 99.75% at both June 30, 2004 and December 31, 2003. ProLogis’ other unconsolidated investees are not variable interest entities as defined in FIN 46R. Therefore, ProLogis will continue to present its investments in these entities under the equity method. See Note 4.

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

2. Keystone Transaction:

     On May 3, 2004, ProLogis and affiliates of four investment funds managed by Eaton Vance Management (the “Fund Partners”) established five property funds (the “Acquiring Property Funds” and also referred to by ProLogis as ProLogis North American Properties Funds VI, VII, VIII, IX and X—see Note 4). Also on that date, ProLogis and the Acquiring Property Funds entered into an agreement to acquire the outstanding equity and operating units of Keystone Property Trust (“Keystone”), a publicly traded REIT (the “Keystone Transaction”). Keystone owned and leased industrial distribution properties located in New Jersey, Pennsylvania, Indiana, Florida, South Carolina and Ohio. The Keystone Acquisition was approved by Keystone’s shareholders on July 30, 2004 and was closed on August 4, 2004.

     ProLogis has a 20% ownership interest in the Acquiring Property Funds with the remainder owned by the Fund Partners. Consideration for the common shares of Keystone was paid in cash at $23.80 per share. The Acquiring Property Funds retired approximately $567 million of Keystone’s outstanding debt at closing. On September 3, 2004, Keystone will be liquidated and, in conjunction with such liquidation, all then outstanding preferred shares of Keystone will be cancelled and holders will receive a cash liquidation distribution in the aggregate amount of approximately $125 million, including accrued dividends.

     The total consideration for the Keystone Acquisition was approximately $1.70 billion, including cash, assumed liabilities, preferred share liquidation payments and estimated transaction costs. ProLogis’ share of the total consideration was approximately $580 million, including approximately $300 million for the direct acquisition of certain Keystone assets. ProLogis issued approximately $30 million of limited partnership units that are redeemable for cash or, at ProLogis’ election, ProLogis’ common shares of beneficial interest, par value $0.01 per share (“Common Shares”), as part of its share of the total consideration. ProLogis and the Fund Partners funded approximately $915 million at closing (ProLogis’ share was approximately $183 million) on a short-term basis that ProLogis and the Fund Partners expect will be returned to them after long-term financing arrangements are completed by the Acquiring Property Funds. The Acquiring Property Funds expect to complete these financing arrangements in the third and fourth quarters of 2004.

     Collectively, the Acquiring Property Funds acquired approximately $1.40 billion of assets from Keystone, including 22.5 million square feet of operating properties. ProLogis’ direct acquisition included operating properties aggregating 2.3 million square feet, Keystone’s 20% ownership interests in two unconsolidated entities that on a combined basis own 7.7 million square feet of operating properties, Keystone’s 50% ownership interest in an unconsolidated entity that is developing a 0.8 million square foot property and land positions aggregating 156 acres.

     In anticipation of the closing of the Keystone Transaction, the Acquiring Property Funds entered into five rate-lock agreements with five U.S. life insurance companies to fix the interest rate for eight years on a total of $915 million of secured debt that may be issued by these companies (“Anticipated Secured Debt”). The rate-lock agreements are subject to the companies issuing firm commitments, reaching an agreement on the loan documents and the completion of customary lender due diligence by the companies. The average interest rate for the Anticipated Secured Debt is 5.48% per annum.

     In May 2004, the Acquiring Property Funds entered into interest rate swap agreements to hedge a portion of the future interest payments associated with the Anticipated Secured Debt. These interest rate swap agreements qualified for hedge accounting treatment. Certain of the interest rate swap agreements were subject to an indemnification agreement between the Acquiring Property Funds and ProLogis. The indemnification agreements obligate ProLogis to make any settlement payments that may become due and, alternatively, entitle ProLogis to receive any settlement proceeds that may be paid. The indemnification agreement relates to interest swap agreements with an aggregate notional amount of $185.2 million, originally estimated to be the amount of the Anticipated Secured Debt attributable to ProLogis’ 20% ownership interest. Upon settlement of the swap agreements in June 2004 and July 2004, ProLogis’ net exposure under the indemnification agreements was $1.2 million.

     On June 30, 2004, ProLogis contributed 21 operating properties aggregating 3.0 million square feet to the Acquiring Property Funds. Total proceeds from these contributions were $127.4 million. These properties will also secure a portion of the Anticipated Secured Debt. See Note 4.

3. Real Estate:

   Real Estate Assets

     Real estate assets directly owned by ProLogis consist of income producing industrial distribution properties, industrial distribution properties under development and land held for future development of industrial distribution properties. ProLogis’ real estate assets, presented at cost, include the following as of the dates indicated (in thousands of U.S. dollars):

	June 30,	December 31,
	2004	2003
Operating properties(1):
Improved land	$770,422	$815,606
Buildings and improvements	3,997,687	4,053,189

	4,768,109	4,868,795

Properties under development (including cost of land)(2)(3)	531,009	404,581
Land held for development(4)	532,507	511,163
Other investments(5)	94,674	69,508

Total real estate assets	5,926,299	5,854,047
Less accumulated depreciation	916,817	847,221

Net real estate assets	$5,009,482	$5,006,826

(1)	At June 30, 2004 and December 31, 2003, ProLogis had 1,220 and 1,252 operating properties, respectively. These properties consisted of 130.3 million square feet at June 30, 2004 and 133.1 million square feet at December 31, 2003.

(2)	Properties under development consisted of 43 buildings aggregating 13.6 million square feet at June 30, 2004 and 27 buildings aggregating 9.8 million square feet at December 31, 2003.

(3)	In addition to the construction costs payable balance of $24.9 million, ProLogis had aggregate unfunded commitments on its contracts for properties under development of $376.1 million at June 30, 2004.

(4)	Land held for future development consisted of 2,975 acres at June 30, 2004 and 2,706 acres at December 31, 2003.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax deferred exchange transactions involving operating properties ($31.0 million on deposit at June 30, 2004 and none at December 31, 2003); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase related to future development projects.

     ProLogis’ directly owned real estate assets are located in North America (the United States and Mexico), 11 countries in Europe and in Japan. No individual market in any country, as defined by ProLogis and presented in Item 2 of its 2003 Annual Report on Form 10-K, represents more than 10% of ProLogis’ total real estate assets, before depreciation.

   Operating Lease Agreements

     ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At June 30, 2004, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties for the remainder of 2004 and the other years in the five-year period ending December 31, 2008 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2004	$201,999
2005	347,472
2006	261,348
2007	191,766
2008	138,718
2009 and thereafter	241,205

$1,382,508

     For ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.35% and 15.84%, respectively, of ProLogis’ annualized collected base rents at June 30, 2004.

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

     ProLogis’ investments in entities that are accounted for under the equity method, summarized by type of investee, are as follows as of the dates indicated (in thousands of U.S. dollars):

	June 30,	December 31,
	2004	2003
Property funds	$568,217	$548,243
CDFS business investees	12,098	12,734
Other investees(1)	2,930	116,316

Totals	$583,245	$677,293

(1)	As of January 1, 2004, ProLogis began presenting its investments in TCL Holding and CSI/Frigo LLC on a consolidated basis as a result of adopting FIN 46R. See Note 1.

     ProLogis recognizes income or losses from its investments in unconsolidated investees consisting of its proportionate shares of the net earnings or losses of these investees recognized under the equity method and interest income on advances made to these investees, if any. Further, ProLogis earns fees for providing services to the property funds. The amounts recognized by ProLogis from its investments in unconsolidated investees are summarized as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Equity in earnings (including interest income):
Property funds	$9,416	$10,849	$18,953	$11,306
CDFS business investees	—	301	—	601
Other investees	(683)	4,373	(383)	6,742

Totals	$8,733	$15,523	$18,570	$18,649

Fees earned:
Property funds	$11,852	$11,698	$23,119	$21,437

   Property Funds

     Since 1999, ProLogis has formed 13 property funds. ProLogis’ ownership interests in these property funds ranged from 11.4% to 50% as of June 30, 2004. The property funds own operating properties that have generally been contributed to them by ProLogis. Certain of the property funds have also acquired properties from third parties. In most cases, ProLogis receives ownership interests in the property funds as part of the proceeds received from its contributions of properties. ProLogis recognizes its proportionate share of the net earnings or losses of each property fund under the equity method. ProLogis earns fees for acting as the manager of each of the property funds and may earn additional fees by providing other services to certain of the property funds including, but not limited to, acquisition, development and leasing activities performed on their behalf.

     ProLogis’ investments in the 13 property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	June 30,	December 31,
	2004	2003
ProLogis California(1)	$114,621	$117,529
ProLogis North American Properties Fund I(2)	37,647	38,342
ProLogis North American Properties Fund II(3)	5,859	5,853
ProLogis North American Properties Fund III(4)	5,132	5,506
ProLogis North American Properties Fund IV(5)	3,348	3,425
ProLogis North American Properties Fund V(6)	59,789	56,965
ProLogis North American Properties Funds VI through X(7)	18,383	—
ProLogis European Properties Fund(8)	276,908	267,757
ProLogis Japan Properties Fund(9)	46,530	52,866

Totals	$568,217	$548,243

     ProLogis’ investments in the property funds at June 30, 2004 consisted of the following components (in millions of U.S. dollars):

							ProLogis
		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	N. A.	ProLogis	ProLogis
		N.A	N. A.	N.A	N.A.	N.A.	Properties	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Funds	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	VI -X (7)	Fund(8)	Fund(9)
Equity interest	$194.7	$54.3	$14.4	$12.1	$8.4	$68.0	$22.6	$317.9	$32.2
Distributions	(102.6)	(20.9)	(5.4)	(3.9)	(3.1)	(21.1)	—	(62.8)	(1.7)
ProLogis’ share of the net earnings of the property fund, excluding fees earned by ProLogis	48.7	9.9	2.4	1.4	1.6	7.8	—	21.8	3.1

Subtotals	140.8	43.3	11.4	9.6	6.9	54.7	22.6	276.9	33.6
Adjustments to carrying value(10)	(28.4)	(8.4)	(6.8)	(5.6)	(4.3)	(15.9)	(2.7)	(75.9)	(13.2)
Other, net(11)	2.0	2.5	1.2	0.9	0.6	4.7	(0.4)	68.6	3.1

Subtotals	114.4	37.4	5.8	4.9	3.2	43.5	19.5	269.6	23.5
Other receivables (payables)	0.2	0.2	0.1	0.2	0.1	16.3	(1.1)	7.3	23.0

Totals	$114.6	$37.6	$5.9	$5.1	$3.3	$59.8	$18.4	$276.9	$46.5

     ProLogis’ proportionate shares of the net earnings or losses of the property funds recognized under the equity method, interest income on advances to the property funds, if any, and fees earned for services provided to the property funds were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
ProLogis California(1)	$4,231	$3,799	$8,283	$7,285
ProLogis North American Properties Fund I(2)	1,364	1,648	2,559	2,937
ProLogis North American Properties Fund II(3)	729	565	1,533	1,243
ProLogis North American Properties Fund III(4)	731	743	1,398	1,461
ProLogis North American Properties Fund IV(5)	472	355	943	837
ProLogis North American Properties Fund V(6)	3,337	4,054	5,896	6,410
ProLogis North American Properties Funds VI-X(7)	6	—	6	—
ProLogis European Properties Fund(8)	8,854	11,097	18,306	12,051
ProLogis Japan Properties Fund(9)	1,544	286	3,148	519

Totals	$21,268	$22,547	$42,072	$32,743

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

•	Members are ProLogis and New York State Common Retirement Fund;

•	Owned 79 properties aggregating 13.0 million square feet at June 30, 2004;

•	Acquired two properties aggregating 0.3 million square feet from third parties and disposed of two properties aggregating 0.3 million square feet during the six months ended June 30, 2004;

•	All but three of the properties owned were contributed by ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles/Orange County market;

•	ProLogis California has the right of first offer with respect to properties that ProLogis develops, excluding properties developed under build to suit lease agreements, in certain counties included in ProLogis’ Los Angeles/Orange County market;

•	ProLogis’ ownership interest has been 50% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.9 million for both the three months ended June 30, 2004 and 2003 and $1.8 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively.

(2)	ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 30, 2000;

•	Members are ProLogis and State Teachers’ Retirement Board of Ohio;

•	Owned 36 properties aggregating 9.4 million square feet at June 30, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 16 markets in the United States;

•	ProLogis’ ownership interest has been 41.3% since January 15, 2001 and was 20% from inception of the property fund to that date; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million for both the three months ended June 30, 2004 and 2003 and $1.2 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively.

(3)	ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Partners are ProLogis and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”);

•	Owned 27 properties aggregating 4.5 million square feet at June 30, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 13 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million and $0.4 million for the three months ended June 30, 2004 and 2003, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2004 and 2003, respectively.

(4)	ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 34 properties aggregating 4.4 million square feet at June 30, 2004;

•	All properties were acquired from ProLogis;

•	Properties are located in 15 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million and $0.5 million for the three months ended June 30, 2004 and 2003, respectively, and $1.1 million for both the six months ended June 30, 2004 and 2003.

(5)	ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Partners are ProLogis and an affiliate of First Islamic Bank;

•	Owned 17 properties aggregating 3.5 million square feet at June 30, 2004;

•	All properties were acquired from ProLogis;

•	Properties are located in 10 markets in the United States;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.3 million for both the three months ended June 30, 2004 and 2003 and $0.6 million for both the six months ended June 30, 2004 and 2003.

(6)	ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests (direct and indirect) of the ProLogis-Macquarie Fund at June 30, 2004 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia, and a company that was formed to act as manager of the ProLogis-Macquarie Fund. ProLogis and a United States subsidiary of Macquarie Bank Limited (“Macquarie Bank”) each have a 50% ownership interest in the manager of the ProLogis-Macquarie Fund;

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 86.0% at June 30, 2004 through its 96.6% weighted ownership interest in two entities that collectively owned 89.0% of the ProLogis-Macquarie Fund. MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 83.0% at June 30, 2003;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 11.4% at June 30, 2004 based on its 11.0% direct ownership interest in the ProLogis-Macquarie Fund and its 0.4% ownership interest in two entities that collectively own 89.0% of the ProLogis-Macquarie Fund. ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.1% at June 30, 2003;

•	ProLogis reduced its ownership interest in the ProLogis-Macquarie Fund in June 2004 by exchanging a portion of its investment into shares of MPR as allowed under certain formation agreements. Upon receipt of the shares of MPR, ProLogis sold them in the public market. The sale generated net proceeds of $13.2 million. ProLogis recognized a net gain on the disposition of the investment of $3.3 million;

•	Macquarie Bank’s effective ownership interest in the ProLogis-Macquarie Fund was 2.6% at June 30, 2004 based on its 3.0% ownership interest in two entities that collectively own 89.0% of the ProLogis-Macquarie Fund. Macquarie Bank’s effective ownership interest was 2.9% at June 30, 2003;

•	ProLogis refers to the combined entities in which it has direct or indirect ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interest in this property fund has ranged from 11.4% to 16.9% since the property fund’s inception;

•	Owned 112 properties aggregating 25.3 million square feet at June 30, 2004 (including 16 properties aggregating 2.3 million square feet that were contributed by ProLogis in 2004);

•	Acquired six properties aggregating 2.2 million square feet from third parties in June 2004;

•	All but six of the properties owned were acquired from ProLogis;

•	Properties are located in 24 markets in the United States and four markets in Mexico;

•	ProLogis was committed to offer to contribute all of the properties that it developed and stabilized during 2003 in North America (excluding properties that are covered under an agreement with ProLogis California) to ProLogis North American Properties Fund V. This commitment originally expired on December 31, 2003. However, on June 29, 2004, both parties agreed to extend the commitment through December 31, 2004 with respect to properties that ProLogis develops, stabilizes and desires to dispose of in North America during 2004 (excluding properties that are covered under an agreement with Pro Logis California). ProLogis North American Properties Fund V is not obligated to acquire any of the properties that ProLogis expects it will offer to contribute. Accordingly, ProLogis cannot predict the extent to which ProLogis North American Properties Fund V will continue to acquire properties from ProLogis during 2004; and

•	Property management, leasing and other fees recognized by ProLogis were $2.2 million and $3.2 million for the three months ended June 30, 2004 and 2003, respectively, and $3.6 million and $5.0 million for the six months ended June 30, 2004 and 2003, respectively. In addition to property management and asset management fees recognized in 2004, ProLogis recognized fees associated with the acquisition of properties directly by the property fund ($0.8 million in the second quarter). In addition to property management and asset management fees recognized in 2003, ProLogis recognized fees associated with the acquisition of properties directly by the property fund ($0.7 million in the first quarter and $0.1 million in the second quarter) and debt placement ($0.3 million in the first quarter and $0.5 million in the second quarter). Also, in the second quarter of 2003, ProLogis recognized $1.6 million of income that was earned based on certain performance criteria.

(7)	ProLogis North American Properties Funds VI through X:

•	Consists of five separate entities that were each formed on May 3, 2004. Each entity began operations on June 30, 2004: ProLogis Allagash Fund LP; ProLogis Brazos Fund LP; ProLogis Cimmaron Fund LP; ProLogis Deerfield Fund LP and ProLogis Elkhorn Fund LP; ProLogis refers to these entities as ProLogis North American Properties Funds VI, VII, VIII, IX and X, respectively;

•	Originally formed to acquire properties as part of the Keystone Transaction (see Note 2);

•	Collectively, the five property funds own 21 properties aggregating 3.0 million square feet (Fund VI-five properties at 1.1 million square feet; Fund VII-four properties at 0.6 million square feet; Fund VIII-four properties at 0.4 million square feet; Fund IX-three properties at 0.3 million square feet and Fund X-five properties at 0.6 million square feet);

•	All properties were acquired from ProLogis on June 30, 2004;

•	Properties are all located in the Unites States (Fund VI-three markets; Fund VII-two markets; Fund VIII-four markets; Fund IX-two markets and Fund X-five markets); and

•	Ownership interests in each property fund are held by ProLogis (20%) and one of four private REIT subsidiaries of established investment funds (80%) (see Note 2).

(8)	ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 21 third party institutional investors own units in the property fund. ProLogis European Properties Fund has equity commitments from 11 institutional investors aggregating 636.6 million euro (the currency equivalent of approximately $766.8 million at June 30, 2004) of which 514.8 million euro (the currency equivalent of approximately $620.0 million at June 30, 2004) was unfunded at June 30, 2004. The subscription agreements expire on August 29, 2006;

•	At June 30, 2004, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $163.1 million at June 30, 2004) through September 15, 2009;

•	Owned 215 properties aggregating 43.6 million square feet at June 30, 2004 (including 17 properties aggregating 3.3 million square feet that were contributed by ProLogis in 2004);

•	Acquired one 0.2 million square foot property from a third party in the second quarter of 2004;

•	Properties have been contributed by ProLogis (169 properties, 32.7 million square feet) and acquired from third parties (46 properties, 10.9 million square feet);

•	Properties are located in 26 markets in 11 countries in Europe;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in specified markets in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain criteria, including leasing criteria;

•	ProLogis’ ownership interest was 22.5% and 30.3% at June 30, 2004 and 2003, respectively; and

•	Property management, asset management and other fees recognized by ProLogis were $6.0 million and $5.8 million for the three months ended June 30, 2004 and 2003, respectively, and $12.3 million and $11.0 million for the six months ended June 30, 2004 and 2003, respectively.

(9)	PLD/RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”);

•	The total capital commitment by the real estate investment subsidiary of GIC to the property fund is $300.0 million, of which $171.2 million was unfunded at June 30, 2004;

•	Owned seven properties aggregating 2.5 million square feet at June 30, 2004 (including one property aggregating 0.4 million square feet that was acquired from a third party in 2004);

•	Five of the seven properties owned by the property fund were contributed by ProLogis;

•	All properties are located in Tokyo;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan through June 2006 to ProLogis Japan Properties Fund, subject to the property meeting certain criteria, including leasing criteria;

•	ProLogis’ ownership interest has been 20% since the property fund’s inception; and

•	Property management and asset management fees recognized by ProLogis were $0.6 million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively, and $1.2 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively.

(10)	Under GAAP, a portion of the proceeds resulting from ProLogis’ contribution of a property to a property fund is deferred due to ProLogis’ continuing ownership in the property fund that acquires the property. The amount of the proceeds that ProLogis is unable to recognize in computing the gain on the contribution is recorded as a reduction to ProLogis’ balance sheet investment in the property fund that acquires the property. The proceeds that have not been recognized are eventually recognized when ProLogis adjusts its proportionate share of the net earnings or loss of the property fund, recognized under the equity method, to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the contributed property. The proceeds not recognized are eventually recognized in results of operations by ProLogis if the property fund disposes of a property to a third party that was originally contributed to the property fund by ProLogis. ProLogis also recognizes gains associated with the previously deferred proceeds in amounts proportionate to reductions in its ownership interest in the property fund after the contribution is made. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

(11)	Includes costs associated with ProLogis’ investment in the property fund, ProLogis’ proportionate share of the accumulated other comprehensive income or loss recognized by ProLogis European Properties Fund (cumulative translation adjustments and hedge accounting adjustments) and ProLogis Japan Properties Fund (cumulative translation adjustments) and settlement payments or receipts associated with the interest rate swap agreements and related indemnification agreements with ProLogis North American Properties Funds VI through X (see Note 2).

     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at June 30, 2004 and ProLogis has assessed a nominal value to the guarantee undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $402.4 million at June 30, 2004 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.6 billion at June 30, 2004.

     In August 2003, ProLogis entered into an indemnification agreement with ProLogis European Properties Fund whereby ProLogis would indemnify ProLogis European Properties Fund for certain future capital gains tax liabilities that could be incurred by ProLogis European Properties Fund. The indemnification agreement applies to properties that ProLogis contributes to ProLogis European Properties Fund after March 31, 2003. ProLogis’ contributions to ProLogis European Properties Fund are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis European Properties Fund at contribution. ProLogis has indemnified ProLogis European Properties Fund to the extent that ProLogis European Properties Fund: (i) incurs capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) is required to grant a discount to the buyer of shares under a share transfer transaction as a result of ProLogis European Properties Fund transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. Further, if an initial public offering of units in ProLogis European Properties Fund is undertaken, ProLogis has indemnified the unit holders of ProLogis European Properties Fund in the event the unit holders are required to accept a discount to the value of their units because the capital gain tax liability is being transferred to the holders of units in the new public entity. The agreement limits the amount that is subject to ProLogis’ indemnification with respect to each property to 100% of the actual capital gains tax liability that is deferred and transferred by ProLogis to ProLogis European Properties Fund at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $6.7 million associated with the contributions of 31 properties to ProLogis European Properties Fund during the period from April 1, 2003 to June 30, 2004.

     In June 2004, ProLogis entered into an indemnification agreement with ProLogis North American Properties Fund V whereby ProLogis would indemnify ProLogis North American Properties Fund V for certain capital gains tax liabilities that could be incurred by ProLogis North American Properties Fund V in the future associated with the contribution of assets located in Mexico. ProLogis’ contributions of properties located in Mexico to ProLogis North American Properties Fund V are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the Mexico capital gains tax liability associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis North American Properties Fund V at contribution. ProLogis has indemnified ProLogis North American Properties Fund V to the extent that ProLogis North American Properties Fund V incurs Mexico capital gains tax as a result of a sale of the real estate asset or an interest in the real estate asset. The agreement limits the amount that is subject to ProLogis’ indemnification with respect to each Mexico property to the lesser of (1) the actual Mexico capital gains tax paid upon the sale of the real estate assets or (2) 100% of the Mexico capital gains tax liability that is deferred and transferred by ProLogis to ProLogis North American Properties Fund V at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $3.9 million associated with the contributions of 20 properties to ProLogis North American Properties Fund V during the period from March 28, 2002 to June 30, 2004.

     Summarized financial information of the property funds as of and for the three months ended June 30, 2004 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Funds VI-X	Fund	Fund
Total assets	$574.5	$350.5	$226.5	$201.6	$139.6	$1,083.9	$128.8	$3,297.2	$565.8
Third party debt	$284.6	$242.3	$165.0	$150.3	$103.2	$526.1	$14.5	$1,642.5	$266.2
Amounts due to (from) ProLogis	$0.2	$0.2	$0.1	$0.2	$0.1	$16.3	$(1.1)	$7.3	$23.0
Total liabilities	$292.9	$248.3	$169.8	$152.8	$105.0	$590.1	$15.8	$1,937.3	$392.3
Minority interest	$—	$—	$—	$—	$—	$36.8	$—	$—	$—
Equity	$281.6	$102.2	$56.7	$48.8	$34.6	$457.0	$113.0	$1,359.9	$173.5
Revenues(1)	$37.3	$22.0	$13.4	$12.2	$8.5	$54.0	$—	$145.3	$15.6
Net earnings(1)(2)	$12.1	$3.0	$1.3	$1.2	$1.4	$16.7	$—	$24.4	$8.5
ProLogis’ ownership at June 30, 2004	50%	41.3%	20%	20%	20%	11.4%	20%	22.5%	20%

(1)	ProLogis North American Property Funds VI through X acquired properties on June 30, 2004. Revenues and net earnings for the one-day period were $35,000 and $29,000, respectively.

(2)	ProLogis recognizes its proportionate shares of the net earnings or losses of the property funds, fees that it earns from services it provides to the property funds and interest income on advances that it has made to the property funds, if any, in its Consolidated Condensed Statements of Earnings and Comprehensive Income under the equity method. The net earnings of the property funds include interest expense on amounts due to ProLogis, if any. The net earnings of ProLogis European Properties Fund include a net foreign currency exchange loss of $1.1 million.

   CDFS Business Investees

     ProLogis has active investments in three joint ventures that perform some of ProLogis’ CDFS business activities in the United Kingdom (the “CDFS Joint Ventures”). ProLogis discontinued its participation and significantly reduced its investment in a fourth CDFS Joint Venture in November 2003. ProLogis’ ownership interest in each of the CDFS Joint Ventures is 50%. ProLogis’ combined investment in the CDFS Joint Ventures was $12.1 million and $12.7 million at June 30, 2004 and December 31, 2003, respectively. The CDFS Joint Ventures are presented under the equity method.

     The CDFS Joint Ventures in which ProLogis currently actively participates engage primarily in development activities (currently the holding of land positions aggregating 27 acres and land options for future development aggregating 365 acres). The CDFS Joint Venture in which ProLogis ceased its participation and significantly reduced its investment in November 2003 owned 11 operating properties at June 30, 2003. Based on its investment in this entity, ProLogis recognized $0.3 million and $0.6 million of income under the equity method during the three and six months ended June 30, 2003, respectively.

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

	June 30,	December 31,
	2004	2003
Temperature-controlled distribution investees:
CSI/Frigo LLC(1)(2)	$—	$(8,031)
TCL Holding(2)	—	121,861
Weiner Kuhlhaus(3)	701	—

Subtotals	701	113,830

Other investees:
Insight	2,220	2,477
ProLogis Equipment Services	9	9

Subtotals	2,229	2,486

Totals	$2,930	$116,316

(1)	CSI/Frigo LLC is a limited liability company that owns 100% of the voting common stock of TCL Holding, representing 5% of its net earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis’ Chairman and Chief Executive Officer, owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/Frigo LLC. Through a participating note agreement between ProLogis and CSI/Frigo LLC, ProLogis can recognize 95% of the net earnings or losses of CSI/Frigo LLC.

(2)	TCL Holding, through a wholly owned subsidiary, owns and operates a temperature-controlled distribution network in Europe, primarily in France. ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest in its net earnings or losses. ProLogis’ ownership in interests in TCL Holding and CSI/Frigo LLC, a holding company that has an ownership interest in TCL Holding, did not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities were not consolidated in ProLogis’ financial statements in 2003. However, upon adopting FIN 46R, ProLogis was required to consolidate these investments as of January 1, 2004. See Notes 1 and 5.

(3)	TCL Holding has an investment in a temperature-controlled distribution company operating in Austria. While ProLogis’ investment in TCL Holding was presented under the equity method, this investment was not separately reported in ProLogis’ Consolidated Condensed Balance Sheets. See Note 1.

     ProLogis recognized its proportionate shares of the net earnings or losses of its other unconsolidated investees including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
CSI/Frigo LLC(1)	$—	$16	$—	$(43)
TCL Holding(2)	—	4,357	—	6,733
Weiner Kuhlhaus(3)	47	—	605	—
ProLogis Logistics(4)	(730)	—	(730)	—
Insight	—	—	(258)	(5)
ProLogis Equipment Services	—	—	—	57

Totals	$(683)	$4,373	$(383)	$6,742

(1)	CSI/Frigo LLC recognized its 5% share of the net earnings or losses of TCL Holding under the equity method through its ownership of 100% of TCL Holdings’ voting common stock. ProLogis’ non-voting membership interest in CSI/Frigo entitles it to recognize 89% of the net earnings or losses of CSI/Frigo LLC. However, ProLogis and CSI/Frigo LLC have entered into a note agreement that allows ProLogis to participate in up to 95% of CSI/Frigo LLC’s net earnings or losses. This investment is presented on a consolidated basis in 2004.

(2)	ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest in the net earnings or losses of TCL Holding. On a combined basis through its direct and indirect ownership interests, ProLogis recognized 99.75% of the net earnings of TCL Holding under the equity method during the three and six months ended June 30, 2003. This investment is presented on a consolidated basis in 2004.

(3)	ProLogis, through TCL Holding, has a 50% ownership interest in an operating company and recognizes its proportionate share of the net earnings or losses of this entity under the equity method. While ProLogis’ investment in TCL Holding was presented under the equity method, this income was not separately reported by ProLogis.

(4)	Represents adjustments to the operating expenses of CS Integrated LLC (“CSI”) for the period prior to its disposition in October 2002 and additional losses associated with the disposition of a significant portion of the operating assets of CSI in October 2002. CSI is owned by ProLogis Logistics Services Incorporated (“ProLogis Logistics”). Prior to the disposition transaction in October 2002, ProLogis recognized 99.23% of the net earnings or losses of ProLogis Logistics under the equity method through its direct and indirect ownership interests in CSI.

5. Discontinued Operations:

     Discontinued operations are defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. The results of operations of the component of the entity that has been classified as discontinued operations are also reported as discontinued operations for all periods presented.

     Properties that ProLogis disposed of to third parties are considered to be discontinued operations unless ProLogis developed such properties under a pre-sale agreement. However, properties that ProLogis contributes to property funds in which ProLogis maintains an ownership interest and acts as manager are not considered to be discontinued operations due to ProLogis’ continuing involvement with the properties. Discontinued operations recognized directly by ProLogis’ unconsolidated investees, if any, are not required to be reflected separately from ProLogis’ investment balance or separately from the net earnings or losses of those entities of which ProLogis recognizes its proportionate share under the equity method.

     During the period prior to the contribution or sale but after the completion of CDFS business activities (development, rehabilitation or repositioning), ProLogis includes CDFS business assets in its operating portfolio and as a part of the property operations segment. See Note 11. These assets do not generally meet the criteria to be classified as held for sale or as discontinued operations.

     As of and for the three and six months ended June 30, 2004, ProLogis reported discontinued operations as follows:

•	Assets held for sale: Represents the operations in France of ProLogis’ temperature-controlled distribution investee, TCL Holding. See Notes 1 and 4.

•	Assets disposed of in 2004: During the six months ended June 30, 2004, ProLogis disposed of 12 properties to third parties (five properties in the second quarter of 2004) that had not been developed under pre-sale agreements. ProLogis has reported the operations of these properties and the net gains or losses resulting from their dispositions as discontinued operations for the three and six months ended June 30, 2004. Accordingly, the operations of these properties for the three and six months ended June 30, 2003 have been reclassified and are presented as discontinued operations in ProLogis’ Consolidated Condensed Statement of Earnings and Comprehensive Income.

   Assets Held For Sale

     The net assets of TCL Holding’s operations in France that are classified as held for sale consisted of the following at June 30, 2004 (in thousands of U.S. dollars):

Assets:
Property, plant and equipment	$223,112
Accumulated depreciation and amortization	(146,075)

Net property, plant and equipment	77,037
Cash	24,799
Accounts receivable	21,857
Other assets	36,218

Total assets	159,911

Liabilities:
Third party debt	242
Accounts payable	16,908
Deferred income tax liability	13,027
Other liabilities	24,024

Total liabilities	54,201

Net assets	$105,710

     TCL Holding’s operations in France that are classified as held for sale generated net income of $3.5 million and $6.9 million for the three and six months ended June 30, 2004, respectively. ProLogis began consolidating its investments in TCL Holding as of January 1, 2004 (see Notes 1 and 4). Certain of these operations were classified as held for sale during portions of 2003. However, because ProLogis’ investments in TCL Holding were presented under the equity method during 2003, it was not required to reflect the portion of its investments in TCL Holding related to the French operations that were held for sale or the portion of its earnings recognized under the equity method from TCL Holding attributable to the French operations that were held for sale separately as discontinued operations in 2003.

   Assets Disposed of in 2004

     ProLogis recognized net gains of $1.7 million and $6.6 million, primarily from the disposition of the 5 and 12 properties that meet the criteria to be presented as discontinued operations, during the three and six months ended June 30, 2004, respectively. Of the 12 properties disposed of during 2004, six properties were CDFS business assets. These properties generated an aggregate net gain of $9.5 million from aggregate net disposition proceeds of $113.6 million. The remaining six properties disposed of in 2004 were held in ProLogis’ property operations segment. The dispositions of these properties generated an aggregate net loss of $1.1 million. Also included in the net loss recognized for the three and six months ended June 30, 2004 was a loss of $1.7 million representing an adjustment to the net gain recognized upon the sale of TCL Holding’s operating assets in the United Kingdom in December 2003.

     The operating amounts attributable to the 12 properties that are presented as discontinued operations (other than the net gain or loss recognized upon disposition) are as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Rental income	$53	$233	$285	$454
Rental expenses	(54)	(182)	(235)	(255)
Depreciation and amortization expense	(11)	(49)	(145)	(97)

Totals	$(12)	$2	$(95)	$102

6. Borrowings:

   Senior Notes

     On April 13, 2004, ProLogis issued 350.0 million euro of senior notes (the currency equivalent of approximately $421.6 million as of June 30, 2004) that are registered on the Luxembourg Stock Exchange (the “Euro Notes”). The Euro Notes will mature in April 2011 and bear interest at a fixed coupon rate of 4.375% per annum (an effective interest rate of 4.414% per annum) to be paid on an annual basis beginning in April 2005. The net proceeds from the issuance of the Euro Notes were 347.8 million euro. A portion of the proceeds were used to repay 76.8 million euro of borrowings under one of ProLogis’ revolving lines of credit. The remaining cash (approximately $329.8 million) was repatriated to the United States. As of June 30, 2004, the carrying balance of the Euro Notes, net of applicable original issue discount, was $420.6 million.

     ProLogis has issued senior notes that bear interest at fixed rates to be paid on a semi-annual basis. At June 30, 2004, ProLogis had $1.34 billion of publicly issued senior notes (the “Public Notes”) and $160.0 million of senior notes issued pursuant to a private placement (the “Private Placement Notes”) (collectively the “Notes”) outstanding. The holders of the Euro Notes and the Notes together with various other creditors of ProLogis, share in the benefits of the pledge of intercompany debt obligations by certain subsidiaries of ProLogis. However, the Euro Notes and the Notes are effectively subordinated in certain respects to: (i) any debt of ProLogis secured by a lien on its real property, to the extent of the value of such real property; (ii) debt of certain subsidiaries of ProLogis that can borrow under ProLogis’ 45.0 billion yen revolving line of credit agented by Sumitomo Mitsui Banking Corporation; (iii) borrowings under ProLogis’ 25.0 million pound sterling revolving line of credit provided by the Royal Bank of Scotland plc; and (iv) debt of certain other subsidiaries of ProLogis that due to restrictions under applicable law or tax considerations, or by agreement, are not required to pledge assets to secure debt of ProLogis. In addition, as a result of the termination of a guaranty by certain subsidiaries that was temporarily in place with respect to the Public Notes, the Public Notes are effectively subordinated in certain respects to any debt of ProLogis that has the benefit of a guaranty by one or more subsidiaries of ProLogis.

   Long-Term Debt Maturities

     The approximate principal payments on ProLogis’ senior notes, secured debt and assessment bonds outstanding at June 30, 2004 that are due during the remainder of 2004, during the other years in the five-year period ending December 31, 2008 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2004	$13,301
2005	108,890
2006	320,380
2007	331,763
2008	308,832
2009 and thereafter	1,331,555

Total principal due	2,414,721
Less: Original issue discount	(2,703)

Total carrying value	$2,412,018

7. Shareholders’ Equity:

   Common Shares

     ProLogis had 181,695,627 and 180,182,615 Common Shares outstanding at June 30, 2004 and December 31, 2003, respectively.

     ProLogis issues Common Shares under various Common Share Plans:

•	1999 Dividend Reinvestment and Share Purchase Plan, amended in November 2002 (the “1999 Common Share Plan”): Allows holders of Common Shares to automatically reinvest Common Share distributions and certain holders and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares that are acquired under the 1999 Common Share Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such Common Shares, as determined by ProLogis. ProLogis generated net proceeds of $11.9 million from the issuance of 405,000 Common Shares during the six months ended June 30, 2004 under the 1999 Common Share Plan.

•	Long-term incentive plan (the “Incentive Plan”) and Share Option Plan for Outside Trustees (the “Outside Trustees Plan”): Certain employees and outside members of the Board of Trustees (the “Board”) participate in these plans which provide compensation, generally in the form of Common Shares. Under the Incentive Plan and the Outside Trustees Plan, the exercise of share options and other share awards generated net proceeds of $16.0 million and resulted in the issuance of 1,074,000 Common Shares during the six months ended June 30, 2004. Also in 2004, certain employees who earned share awards under the Incentive Plan received cash payments of $0.6 million in lieu of Common Shares.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares, subject to certain restrictions. During the six months ended June 30, 2004, 30,000 Common Shares were purchased under the Employee Share Plan generating net proceeds of $0.8 million.

     In February 2004, ProLogis issued 5,000 Common Shares upon exchange of limited partnership units in one of ProLogis’ majority-owned and controlled real estate partnerships.

   Preferred Shares

     At June 30, 2004, ProLogis had three series of preferred shares of beneficial interest (“Preferred Shares”) outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of Preferred Shares outstanding have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on Preferred Shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of Preferred Shares can be redeemed at ProLogis’ option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of Preferred Shares. With respect to the payment of dividends, each series of Preferred Shares ranks on parity with ProLogis’ other series of Preferred Shares.

     ProLogis’ Preferred Shares outstanding at June 30, 2004 are summarized as follows (amounts in U.S. dollars as applicable):

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

8. Distributions and Dividends:

   Common Share Distributions

     In December 2003, the Board announced a projected increase in the annual distribution level for 2004 ($1.46 per Common Share in 2004 as compared to $1.44 per Common Share in 2003). The payment of Common Share distributions is subject to the discretion of the Board and is dependent upon ProLogis’ financial condition and operating results, and may be adjusted at the discretion of the Board during the year. Distributions of $0.365 per Common Share for both the first and second quarters of 2004 were paid on February 27, 2004 and May 28, 2004, respectively, to holders of Common Shares on February 13, 2004 and May 14, 2004, respectively.

   Preferred Share Dividends

     The annual dividends on ProLogis’ Preferred Shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). On March 31, 2004 and June 30, 2004, ProLogis paid quarterly dividends of $1.0675 per share (Series C) and $0.421875 per share (Series F and Series G).

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

9. Earnings Per Common Share:

     Reconciliations of the numerator and denominator used to calculate basic net earnings attributable to Common Shares per share to the numerator and denominator used to calculate diluted net earnings attributable to Common Shares per share for the periods indicated are as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings attributable to Common Shares	$79,295	$47,481	$122,792	$86,186
Minority interest in earnings	1,241	—	2,467	—

Adjusted net earnings attributable to Common Shares	$80,536	$47,481	$125,259	$86,186

Weighted average Common Shares outstanding - Basic	181,399	179,019	181,066	178,811
Incremental weighted average effect of conversion of partnership units(1)	4,681	—	4,682	—
Incremental weighted average effect of potentially dilutive instruments(2)	3,942	3,031	4,270	2,799

Adjusted weighted average Common Shares outstanding — Diluted	190,022	182,050	190,018	181,610

Net earnings attributable to Common Shares per share — Basic	$0.44	$0.27	$0.68	$0.48

Net earnings attributable to Common Shares per share — Diluted	$0.42	$0.26	$0.66	$0.47

(1)	Weighted average limited partnership units of 4,791,000 for both the three and six months ended June 30, 2003, were not included in the calculation of diluted net earnings attributable to Common Shares per share as the effect, on an as-converted basis, was antidilutive.

(2)	Total weighted average potentially dilutive instruments outstanding were 11,199,000 and 10,535,000 for the three months ended June 30, 2004 and 2003, respectively, and 11,466,000 and 10,744,000 for the six months ended June 30, 2004 and 2003, respectively. Of the total potentially dilutive instruments, 77,000 and 15,800 were antidilutive for the three months ended June 30, 2004 and 2003, respectively, and 15,000 and 7,900 for the six months ended June 30, 2004 and 2003, respectively.

10. Long-Term Compensation:

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

     Had ProLogis recognized compensation expense for the three and six months ended June 30, 2004 and 2003 using an option valuation model as provided in SFAS No. 123, its net earnings attributable to Common Shares and net earnings attributable to Common Shares per share for these periods would have changed as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings attributable to Common Shares:
As reported	$79,295	$47,481	$122,792	$86,186
Pro forma	78,195	46,462	120,573	84,442
Net earnings attributable to Common Shares per share:
As reported — Basic	$0.44	$0.27	$0.68	$0.48
As reported — Diluted	0.42	0.26	0.66	0.47
Pro forma — Basic	0.43	0.26	0.67	0.47
Pro forma — Diluted	0.42	0.26	0.65	0.46

     Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation expense presented above may not be representative of compensation expense to be expected in future years.

     The pro forma amounts above were calculated using the Black-Scholes model to value the option grants and the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rate	4.19%	2.88%	3.46%	3.03%
Forecasted dividend yield	4.18%	5.68%	4.18%	5.68%
Volatility	20.81%	20.33%	20.81%	20.33%
Weighted average option life	6.25 years	6.25 years	6.25 years	6.25 years

11. Business Segments:

     ProLogis has two reportable business segments:

•	Property operations — Representing the long-term ownership, management and leasing of industrial distribution properties in the United States, Mexico, Europe and Japan (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager). Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

•	CDFS business — representing the development, acquisition and rehabilitation and/or acquisition and repositioning of industrial distribution properties in the United States, Mexico, Europe and Japan with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager or to sell the developed properties to third parties. Additionally, ProLogis earns fees for development activities on behalf of customers or third parties and realizes profits from the sales of land parcels when its development plans no longer include these parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location.

     The assets of the CDFS business segment generally include properties under development and land held for development. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is part of the net operating income of the CDFS business segment. Certain sales to third parties are presented as discontinued operations. See Note 5.

     Reconciliations are presented below for: (i) each reportable business segment’s income from external customers to ProLogis’ total revenues; (ii) each reportable business segment’s net operating income from external customers to ProLogis’ net earnings before minority interest; and (iii) each reportable business segment’s assets to ProLogis’ total assets. ProLogis’ chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of ProLogis’ revenues, earnings before minority interest and total assets are allocated to each reportable business segment’s revenues, net operating income and assets. All other items are reflected as reconciling items. The following reconciliations are presented in thousands of U.S. dollars:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Property operations(1):
United States(2)(3)	$135,474	$137,715	$270,186	$275,813
Mexico(2)	3,733	3,858	7,674	10,567
Europe	7,487	6,854	16,045	13,606
Japan	2,835	279	4,959	360

Total property operations segment	149,529	148,706	298,864	300,346

CDFS business:
United States	99	249	325	518
Europe	362	36	1,651	77
Japan	66	—	73	—

Total CDFS business segment	527	285	2,049	595

Total revenues	$150,056	$148,991	$300,913	$300,941

Net operating income:
Property operations(4):
United States(2)(3)(5)	$108,007	$108,928	$213,297	$215,789
Mexico(2)	3,333	3,434	6,885	9,836
Europe(5)(6)	9,121	11,609	19,573	13,693
Japan	2,959	450	5,976	683

Total property operations segment	123,420	124,421	245,731	240,001

CDFS business(7):
United States(8)(9)(10)	18,277	11,954	24,224	36,953
Mexico(11)	3,554	(10)	5,246	(10)
Europe(8)(12)	16,190	13,812	31,531	19,387
Japan(13)	14,518	3,493	19,222	3,493

Total CDFS business segment	52,539	29,249	80,223	59,823

Reconciling items:
Income (loss) from other unconsolidated investees(14)	(683)	4,373	(383)	6,742
General and administrative	(20,137)	(14,363)	(39,703)	(30,239)
Depreciation and amortization	(42,211)	(40,669)	(84,954)	(82,138)
Relocation expenses	(691)	—	(691)	—
Interest expense	(37,691)	(39,533)	(77,314)	(76,787)
Interest and other income	470	607	1,208	976

Total reconciling items	(100,943)	(89,585)	(201,837)	(181,446)

Earnings before minority interest	$75,016	$64,085	$124,117	$118,378

	June 30,	December 31,
	2004	2003
Assets:
Property operations(15):
United States(2)(16)	$3,669,599	$3,714,022
Mexico(2)	102,053	115,922
Europe(16)	714,983	802,639
Japan(16)	46,530	52,914

Total property operations segment	4,533,165	4,685,497

	June 30,	December 31,
	2004	2003
CDFS business:
United States	289,144	224,086
Mexico	31,559	28,373
Europe(16)	727,872	659,874
Japan	291,451	243,064

Total CDFS business segment	1,340,026	1,155,397

Reconciling items:
Investments in and advances to unconsolidated investees(14)	2,930	116,316
Cash	394,589	331,503
Accounts and notes receivable	658	1,682
Other assets	89,530	77,071
Discontinued operations — assets held for sale	159,911	—

Total reconciling items	647,618	526,572

Total assets	$6,520,809	$6,367,466

(1)	Amounts include the revenues generated by ProLogis’ operations that are reported on a consolidated basis, including the fees earned by ProLogis for providing services to its unconsolidated property funds. See Note 4.

(2)	Although certain properties owned by ProLogis North American Properties Fund V are located in Mexico (20 properties at June 30, 2004 and 13 properties at June 30, 2003), ProLogis classifies its entire investment in ProLogis North American Properties Fund V, the associated income recognized under the equity method from its investment in this property fund and the fees earned from this property fund as part of the United States revenues, net operating income and assets of the property operations segment.

(3)	Excludes rental income of $53,000 and $233,000 (all for the United States) for the three months ended June 30, 2004 and 2003, respectively, and $285,000 and $454,000 (all for the United States) for the six months ended June 30, 2004 and 2003, respectively, associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. See Note 5.

(4)	Amounts include the operations of ProLogis that are reported on a consolidated basis, including the fees earned by ProLogis for providing services to its unconsolidated property funds and ProLogis’ proportionate shares of the net earnings or losses of its unconsolidated property funds recognized under the equity method. See Note 4.

(5)	Excludes rental expenses of $54,000 ($16,000 for the United States and $38,000 for Europe) and $182,000 (all for the United States) for the three months ended June 30, 2004 and 2003, respectively, and $235,000 ($94,000 for the United States and $141,000 for Europe) and $255,000 (all for the United States) for the six months ended June 30, 2004 and 2003, respectively, associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. See Note 5.

(6)	Amounts recognized under the equity method include net foreign currency exchange gains of $0.1 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively, and net foreign currency exchange losses of $0.3 million and $7.8 million for the six months ended June 30, 2004 and 2003, respectively. See Note 4.

(7)	Net proceeds from dispositions of CDFS business assets were as follows:

•	United States: $153.3 million and $71.8 million for the three months ended June 30, 2004 and 2003, respectively, and $ 194.5 million and $273.8 million for the six months ended June 30, 2004 and 2003, respectively;

•	Mexico: $14.5 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, and $21.2 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively;

•	Europe: $164.2 million and $164.3 million for the three months ended June 30, 2004 and 2003, respectively, and $267.4 million and $210.4 million for the six months ended June 30, 2004 and 2003, respectively; and

•	Japan: $142.2 million and $40.4 million for the three months ended June 30, 2004 and 2003, respectively, and $146.9 million and $40.4 million for the six months ended June 30, 2004, respectively.

(8)	Excludes net gains from dispositions of $4.1 million ($0.3 million for the United States and $3.8 million for Europe) for the three months ended June 30, 2004 and $9.5 million ($2.6 million for the United States and $6.9 million for Europe) for the six months ended June 30, 2004 associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. See Note 5.

(9)	Includes $5.7 million and $10.2 million of net gains (including previously deferred amounts) for the three months ended June 30, 2004 and 2003, respectively, and $9.7 million and $33.4 million of net gains (including previously deferred amounts) for the six months ended June 30, 2004 and 2003, respectively, recognized by ProLogis related to the contributions of properties to ProLogis North American Properties Fund V. See Note 4.

(10)	For both the three and six months ended June 30, 2004, includes $10.9 million of net gains recognized by ProLogis related to the contributions of properties to ProLogis North American Properties Funds VI through X in June 2004. See Note 4.

(11)	Includes $3.0 million and $4.7 million of net gains (including previously deferred amounts) for the three and six months ended June 30, 2004 and 2003, respectively, recognized by ProLogis related to the contributions of properties to ProLogis North American Properties Fund V. See Note 4.

(12)	Includes $13.5 million and $13.3 million of net gains (including previously deferred amounts) for the three months ended June 30, 2004 and 2003, respectively, and $27.3 million and $17.9 million for the six months ended June 30, 2004 and 2003, respectively, recognized by ProLogis related to the contributions of properties to ProLogis European Properties Fund. Also includes ProLogis’ proportionate shares of the net earnings of the CDFS Joint Ventures recognized under the equity method for the three and six months in 2003. See Note 4.

(13)	Includes $14.5 million and $3.5 million of net gains for the three months ended June 30, 2004 and 2003, respectively, and $19.2 million and $3.5 million for the six months ended June 30, 2004 and 2003, respectively, recognized by ProLogis related to the contributions of properties to ProLogis Japan Properties Fund. Gains recognized for the six months ended June 30, 2004 include a net gain of $4.7 million recognized by ProLogis as a result of earning contingent proceeds associated with a 2003 contribution of a property to ProLogis Japan Properties Fund. See Note 4.

(14)	These amounts relate to unconsolidated investees that do not operate in one of ProLogis’ two reportable business segments. See Note 4.

(15)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold as follows:

•	United States: $379.1 million and $388.2 million at June 30, 2004 and December 31 2003, respectively;

•	Mexico: $56.0 million and $59.8 million at June 30, 2004 and December 31, 2003, respectively; and

•	Europe: $384.6 million and $480.3 million at June 30, 2004 and December 31, 2003, respectively.

(16)	Amounts include investments presented under the equity method. See Note 4.

12. Supplemental Cash Flow Information:

     The amount of interest paid in cash for the three months ended June 30, 2004 and 2003 was $45.3 million and $49.0 million, respectively, and for the six months ended June 30, 2004 and 2003 was $91.2 million and $89.4 million, respectively.

     Non-cash investing and financing activities for the six months ended June 30, 2004 and 2003 are as follows:

•	ProLogis received $68.2 million and $32.4 million of equity interests in property funds from the contributions of properties to these property funds during the six months ended June 30, 2004 and 2003, respectively.

•	Net foreign currency translation adjustments of $24.9 million and $98.6 million were recognized during the six months ended June 30, 2004 and 2003, respectively.

•	During the six months ended June 30, 2004 and 2003, ProLogis capitalized portions of the total cost of its share-based compensation awards of $2.4 million and $2.1 million, respectively, to the investment basis of its real estate assets.

•	As partial consideration for certain property contributions, ProLogis received $12.1 million and $69.7 million in the form of notes receivable from ProLogis North American Properties Fund V during the six months ended June 30, 2004 and 2003, respectively. The note received in 2003 was repaid prior to June 2003.

•	ProLogis assumed $14.5 million of secured debt in connection with the acquisition of properties in 2004. ProLogis North American Properties Fund VII assumed the debt in conjunction with the contribution of properties in June 2004.

•	Limited partnership units aggregating $33,000 were converted into Common Shares in 2004.

13. Derivative Financial Instruments:

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

     The following table summarizes the activity in ProLogis’ derivative instruments for the six months ended June 30, 2004 (in millions of U.S. dollars):

	Foreign Currency	Foreign Currency	Interest
	Put Options(1)	Forward Swap(2)	Rate Swaps(3)
Notional amounts at December 31, 2003	$57.9	$47.4	$94.7
New contracts	19.6	71.8	90.9
Matured or expired contracts	(41.3)	(119.2)	(185.6)

Notional amounts at June 30, 2004	$36.2	$—	$—

(1)	The foreign currency put option contracts are paid in full at execution and are related to ProLogis’ operations in Europe and Japan. The put option contracts provide ProLogis with the option to exchange euro, pound sterling or yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts outstanding at June 30, 2004 represent the U.S. dollar equivalent of 18.8 million euro and 7.3 million pound sterling. The outstanding contracts do not qualify for hedge accounting treatment and were marked-to-market through results of operations at both June 30, 2004 and December 31, 2003.

(2)	The foreign currency forward swap contracts were designated as net investment hedges of certain of ProLogis’ investments in Europe that allowed ProLogis to sell euro at a fixed exchange rate to the U.S. dollar. The contracts were entered into in anticipation of the issuance of the Euro Notes (see Note 6). The aggregate notional amount of these contracts was 97.5 million euro the currency equivalent of approximately $119.2 million at settlement). The contracts were settled in April 2004 when the Euro Notes were issued. These contracts qualified for hedge accounting treatment. ProLogis recognized the total increase in value of the contracts of $1.7 million in other comprehensive income in shareholders’ equity upon settlement.

(3)	In 2003 and 2004, ProLogis entered into interest rate swap contracts with an aggregate notional amount of 150.0 million euro (the currency equivalent of approximately $185.6 million at settlement) related to the anticipated issuance of the Euro Notes (see Note 6). The contracts, designated as cash flow hedges, allowed ProLogis to fix a portion of the interest rate associated with the seven-year Euro Notes that were issued in April 2004. These contracts qualified for hedge accounting treatment. ProLogis recognized a total decrease in value of $5.6 million in other comprehensive income in shareholders’ equity upon settlement of the contracts and no ineffectiveness was recognized. Amounts reported in other comprehensive income related to these derivative contracts are reclassified to interest expense as interest payments are made on the Euro Notes. As of June 30, 2004, $0.2 million of expense had been reclassified.

     14. Commitments and Contingencies:

   Environmental Matters

     All of the properties acquired by ProLogis were subjected to environmental reviews by either ProLogis or by the predecessor owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability (including any asbestos related liability) that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. Further, ProLogis is not currently aware of any environmental liability (including any asbestos related liability) that it believes would have a material adverse effect on its business, financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
    ProLogis:

     We have reviewed the accompanying consolidated condensed balance sheet of ProLogis and subsidiaries as of June 30, 2004, and the related consolidated condensed statements of earnings and comprehensive income for the three month and six month periods ended June 30, 2004 and 2003, and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2004 and 2003. These consolidated condensed financial statements are the responsibility of ProLogis’ management.

     We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

     We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to our audit of the adjustments that were applied to revise the 2001 consolidated financial statements, as more fully described in Note 2 to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements other than with respect to such adjustments. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Los Angeles, California
July 27, 2004, except as to
note 2, which
is as of August 4, 2004

KPMG LLP

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

     Results of Operations:

•	ProLogis achieved net earnings attributable to Common Shares of $122.8 million and $86.2 million for the six months ended June 30, 2004 and 2003, respectively.

•	Net operating income of ProLogis’ property operations segment increased by $5.7 million for the six months in 2004 over the same period in 2003; stabilized leased percentage at June 30, 2004 was approximately 0.16% higher than at June 30, 2003; rental rates on new leases of previously leased space decreased by 6.3% for the six months in 2004; and same store net operating income, as defined, for the six months in 2004 decreased by 0.35% from the six months in 2003.

•	Income from ProLogis’ property funds increased by $9.3 million for the six months in 2004 over the same period in 2003, including an increase in fees earned from property funds of $1.7 million.

•	Net operating income of ProLogis’ CDFS business segment was $20.4 million higher for the six months in 2004 than for the same period in 2003 (when considering the net gains that are presented as discontinued operations in 2004, this segment’s net operating income increased by $29.9 million in 2004 over 2003).

     Liquidity and Capital Resources:

•	ProLogis generated net cash flow from operating activities for the six months in 2004 of $233.9 million.

•	ProLogis used net cash in its investing activities of $56.0 million for the six months in 2004 (used $811.3 million for real estate investments and generated $690.7 million from contributions and sales of properties and land parcels).

•	ProLogis issued 350.0 million of Euro Notes in April 2004 generating net proceeds of 347.8 million euro (the currency equivalent of approximately $420.6 million at the date of issue).

•	ProLogis redeemed its outstanding Series D Preferred Shares using cash of $125.0 million.

•	ProLogis distributed $0.365 per Common Share in February 2004 and May 2004 for aggregate distributions paid of $132.2 million.

Results of Operations

     Six Months Ended June 30, 2004 and 2003

     ProLogis’ net earnings attributable to Common Shares were $122.8 million and $86.2 million for the six months ended June 30, 2004 and 2003, respectively. Basic and diluted net earnings attributable to Common Shares were $0.68 and $0.66 per share, respectively, for the six months ended June 30, 2004 and $0.48 and $0.47 per share, respectively, for the six months ended June 30, 2003.

     Property Operations

     In addition to its directly owned operating properties, ProLogis includes its investments in the property funds that are presented under the equity method in its property operations segment. See Notes 4 and 11 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. ProLogis owned operating properties directly or had ownership interests in operating properties through its investments in the property funds as follows as of the dates indicated (square feet in thousands):

	June 30, 2004		December 31, 2003		June 30, 2003
		Square		Square		Square
	Number	Feet	Number	Feet	Number	Feet
Direct ownership	1,220	130,300	1,252	133,141	1,234	129,588
Property funds(1)	548	109,140	485	97,219	481	94,623

Totals	1,768	239,440	1,737	230,360	1,715	224,211

(1)	ProLogis’ ownership interests in the property funds ranged from 11.4% to 50% at June 30, 2004, from 14% to 50% at December 31, 2003 and from 14.1% to 50% at June 30, 2003.

     The net operating income of ProLogis’ property operations segment consists of: (i) rental income and rental expenses from the operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; (iii) fees and other income earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services; and (iv) interest earned on advances to the property funds, if any. The net operating income generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period that these properties are included in the property operations segment, generally from the date of completion or acquisition through the date the properties are contributed or sold. See Note 11 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     The amounts recognized under the equity method represent ProLogis’ proportionate share of the net earnings or loss of each property fund based on its ownership interest in the property fund for the period. The net earnings or losses of the property funds include the following income and expense items, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) foreign currency exchange gains and losses, with respect to ProLogis European Properties Fund. See Notes 4 and 11 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     ProLogis’ net operating income from the property operations segment was as follows for the periods indicated (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2004	2003
Properties directly owned by ProLogis:
Rental income(1)(2)	$275,745	$278,909
Rental expenses(1)(3)	72,086	71,651

Net operating income	203,659	207,258

Property funds(4):
Income from ProLogis California(5)	8,283	7,285
Income from ProLogis North American Properties Fund I(5)	2,559	2,937
Income from ProLogis North American Properties Fund II(5)	1,533	1,243
Income from ProLogis North American Properties Fund III(5)	1,398	1,461
Income from ProLogis North American Properties Fund IV(5)	943	837
Income from ProLogis North American Properties Fund V(6)	5,896	6,410
Income from ProLogis North American Properties Funds VI-X(7)	6	—
Income from ProLogis European Properties Fund(8)	18,306	12,051
Income from ProLogis Japan Properties Fund(9)	3,148	519

Subtotal property funds	42,072	32,743

Total property operations segment	$245,731	$240,001

(1)	Amounts do not include rental income and expenses associated with 12 properties that are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income in Item 1. These amounts are:

•	Rental income of $285,000 for 2004 and $454,000 for 2003 and

•	Rental expenses of $235,000 for 2004 and $255,000 for 2003.

(2)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental income for each period. Rental income for the six months in 2004 includes $1.4 million of termination and renegotiation fees as compared to similar fees recognized for the same period in 2003 of $4.2 million. In certain leasing situations, ProLogis finds it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when ProLogis believes that it can re-lease the space at rates that, when combined with the termination fee, provide a total return to ProLogis in excess of what was being earned under the original lease terms. ProLogis cannot predict the levels of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing, in a timely manner, the vacant space associated with the lease terminations.

Rental expense recoveries from customers, a component of rental income, were $52.3 million for the six months in 2004 and $52.0 million for the six months in 2003. Total rental expense recoveries were 72.6% of total rental expenses for both six-month periods in 2004 and 2003, excluding discontinued operations.

Rental income, excluding termination and renegotiation fees and rental expense recoveries, was $222.0 million for the six months in 2004 and $222.7 million for the same period in 2003.

(3)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental expenses for each period. Rental expenses are presented before any recoveries from customers, which are a component of rental income. Rental expenses as a percentage of rental income, before rental expense recoveries and termination and renegotiation fees, were 32.5% for the six months in 2004 as compared to 32.2% for the six months in 2003.

(4)	The income from property funds includes fees earned by ProLogis for providing services to the property funds of $23.1 million for the six months in 2004 and $21.4 million for the six months in 2003. Upon completion of the Keystone Acquisition, ProLogis will begin earning fees for property and asset management services provided to ProLogis North American Properties Funds VI through X associated with an additional 22.5 million square feet of properties. See Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(5)	ProLogis’ ownership interest in each property fund was the same for both periods presented and each of the property funds was in operation with substantially the same portfolio of properties for both periods presented. ProLogis’ ownership interests are: ProLogis California (50%); ProLogis North American Properties Fund I (41.3%); ProLogis North American Properties Fund II (20%); ProLogis North American Properties Fund III (20%); and ProLogis North American Properties Fund IV (20%). With respect to each property fund, fluctuations in the amount that ProLogis recognizes under the equity method are generally due to occupancy levels and the amount of termination and renegotiation fees earned by the property fund. Additionally, ProLogis’ fees earned from services provided to the property funds, in addition to property management services, can fluctuate from period to period. ProLogis’ share of the net earnings of ProLogis California for the three and six months ended June 30, 2004 includes $0.7 million of net gains from the dispositions of properties.

(6)	ProLogis North American Properties Fund V has continued to acquire properties, generally from ProLogis, since it began operations in March 2002. At June 30, 2003, this property fund owned 81 properties aggregating 18.2 million square feet and, at June 30, 2004, it owned 112 properties aggregating 25.3 million square feet. ProLogis’ ownership interest in ProLogis North American Properties Fund V was 11.4% at June 30, 2004 and 14.1% at June 30, 2003. During the six months in 2004 and 2003, ProLogis earned $0.8 million and $3.2 million, respectively, of fees from ProLogis North American Properties Fund V for services other than property and asset management.

(7)	ProLogis North American Properties Funds VI through X were each formed on May 3, 2004. Each entity began operations on June 30, 2004. Upon completion of the Keystone Acquisition, ProLogis North American Properties Funds VI through X collectively acquired an additional 22.5 million square feet of properties. See Notes 2 and 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(8)	ProLogis European Properties Fund has continued to acquire properties, generally from ProLogis, since it began operations in September 1999. At June 30, 2003, this property fund owned 205 properties aggregating 41.1 million square feet and, at June 30, 2004, it owned 215 properties aggregating 43.6 million square feet. ProLogis’ ownership interest in ProLogis European Properties Fund was 22.5% at June 30, 2004 and 30.3% at June 30, 2003.

Amounts presented for ProLogis European Properties Fund include ProLogis’ proportionate share of net foreign currency exchange gains and losses recognized by the property fund (net losses of $0.3 million and $7.8 million for the six months in 2004 and 2003, respectively). Excluding these net foreign currency exchange losses, ProLogis’ proportionate share of the net earnings of ProLogis European Properties Fund would be $18.6 million and $19.9 million for the six months in 2004 and 2003, respectively. The decrease in the income recognized by ProLogis from its ownership in this property fund, excluding net foreign currency exchange losses, is primarily the result of ProLogis’ lower ownership interest in 2004 from the 2003 level and higher interest expense which offset the positive impact of the higher average foreign currency exchange rate at which ProLogis translated the 2004 net earnings of the ProLogis European Properties Fund to U.S. dollars and the larger number of properties owned in 2004.

(9)	At June 30, 2004, ProLogis Japan Properties Fund owned seven properties aggregating 2.5 million square feet (five of these properties were contributed to the property fund by ProLogis). At June 30, 2003, this property fund owned two properties aggregating 0.5 million square feet. ProLogis’ ownership interest in ProLogis Japan Properties Fund was 20% at both June 30, 2004 and 2003.

     The stabilized operating properties owned by ProLogis and the property funds were 91.58% leased at June 30, 2004, 90.21% leased at December 31, 2003 and 91.42% leased at June 30, 2003. A property enters the stabilized pool at the earlier of 12 months or when it becomes substantially leased, which is defined by ProLogis generally as 93%. Therefore, ProLogis’ stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time.

     Changes in economic conditions will generally impact customer leasing decisions and absorption of new distribution properties. Weakening economic conditions in the United States and certain Western European countries and certain geopolitical concerns and uncertainties, primarily in Europe, negatively impacted ProLogis’ stabilized occupancy levels in the last half of 2002 (91.24% at December 31, 2002 as compared to 93.09% at December 31, 2001). With respect to Japan, ProLogis has not observed similar trends in economic conditions and continues to experience consistent demand for distribution space in its properties. ProLogis observed improvements in North American absorption and occupancy levels in the second quarter of 2004. Also in the second quarter of 2004, ProLogis experienced improvements in leasing activity in Europe, primarily with respect to its existing inventory of CDFS business segment properties that were held in the property operations segment prior to being contributed or sold.

     ProLogis does not expect economic conditions to change significantly in 2004 even though there have been some positive trends in occupancies in North America and Europe. While ProLogis believes that occupancies may continue to increase during the last half of 2004, it does not believe that occupancies will improve to the late 2001 levels during 2004. ProLogis continues to believe that shifts in distribution patterns of its customers in Europe and Japan and their needs to reduce their distribution costs have been, and will continue to be, key drivers of leasing decisions. ProLogis believes that the diversification of its global operating platform and the ProLogis Operating System® have somewhat mitigated the effects of market occupancy decreases.

     Rental rates during the six months ended June 30, 2004 for both new and renewed leases for previously leased space (24.3 million square feet) for all properties including those owned by the property funds decreased by 6.3% as compared to a decrease in rental rates of 2.7% during the same period in 2003 for similar transactions. ProLogis believes that the negative rental rate growth experienced in 2004 continues to be the result of economic conditions that have depressed current market rents such that they are generally below the rents that Prologis was earning on expiring leases.

     ProLogis’ management evaluates the operating performance of its property operations segment, its management personnel and individual markets using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. ProLogis includes properties owned directly and properties owned by its property funds in the same store analysis. Accordingly, ProLogis defines its same store portfolio of operating properties for each quarter as those properties that have been in operation throughout the full quarter in both the current year and the prior year. When a property is disposed of to a third party it will be removed from the population for the current quarter and the corresponding quarter of the prior year only. ProLogis’ same store portfolio for the first and second quarters of 2004 included 207.2 million and 206.7 million square feet, respectively. Net operating income, defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses, generated by the same store portfolio decreased by 0.35% for the six-month period in 2004 from the same period in 2003. For the six-month period in 2003, the net operating income of the same store portfolio applicable to that period increased by 0.93% over the comparable 2002 period. The same store portfolio also experienced negative rent growth for the six months ended June 30, 2004. ProLogis believes that the factors that are resulting in decreases in net operating income and negative rental rate growth in the same store portfolio are the same as for its total portfolio. The percentage change presented is the weighted average of the measure computed separately for ProLogis and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.

     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income were $1.4 million for directly owned properties and $1.1 million for properties owned by the property funds for the 2004 period and $2.4 million for directly owned properties and $5.0 million for properties owned by the property funds for the 2003 period. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate their lease, offset by that customer’s rent leveling asset that has been previously recognized under GAAP, if any. Removing the net termination fees from the same store calculation of rental income allows ProLogis’ management to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Customer terminations are negotiated under specific circumstances and are not subject to specific provisions or rights allowed under the lease agreements.

     In computing the percentage change in rental expenses, the rental expenses applicable to the properties in the same store portfolio include property management expenses for ProLogis’ directly owned properties. These expenses are based on the property management fee that is provided for in the individual agreements under which ProLogis’ wholly owned management company provides property management services to each property (generally the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the direct costs of providing property management services are recognized as part of ProLogis’ rental expenses reported under GAAP.

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

     Income from the CDFS business segment is dependent on ProLogis’ ability to develop and timely lease properties, or to acquire properties that eventually can be contributed to property funds or sold to third parties, generating profits to ProLogis, and ProLogis’ success in raising private capital that can be used to acquire its properties, generally accomplished through the formation of property funds, but also from other sources. For the six months in 2004, ProLogis’ net operating income in this segment increased from the same period in 2003 by $20.4 million (an increase of $29.9 million when considering the gains from dispositions of CDFS business properties that are presented as discontinued operations). However, if the contingent proceeds recognized in 2004 related to a 2003 contribution are excluded, the net operating income of this segment (including discontinued operations) increased by $25.2 million.

     The increase in the gains recognized in 2004 from 2003 reflect a higher volume of transactions (based on cost), a small increase in total gross margins realized and increases in the foreign currency exchange rate that is used to translate gains recognized in Europe and Asia to U.S. dollars in 2004. ProLogis attributes the volume of transactions in 2004 to improved leasing activity for CDFS business properties, mostly in Europe, and also to its ability to raise private capital ($90.4 million of third party capital raised in the second quarter of 2004 as a result of forming five new property funds). ProLogis believes that the increase in leasing activity results from improvements in economic conditions that have positively impacted its customers’ decision-making processes with respect to changes in their distribution networks. There can be no assurance that ProLogis will be able to maintain or increase the current level of net operating income in this segment. ProLogis cannot predict the effects that any continuing economic and other uncertainties will have on its ability to lease its properties, or the length of time that such uncertainties will continue. If ProLogis is unable to timely lease its completed developments and repositioned acquisitions, it will be unable to contribute these properties to property funds or otherwise dispose of the properties and would be unable to recognize profits from its development and certain acquisition activities in the anticipated reporting period.

     The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2004	2003
CDFS transactions:
Net proceeds from dispositions(1)	$641,805	$538,991
Contingent proceeds realized(2)	5,871	—
Proceeds deferred and not recognized(2)(3)	(20,915)	(15,304)
Recognition of previously deferred amounts(3)	3,279	1,164
Costs of assets disposed of(1)	(549,394)	(464,525)

Net gains	80,646	60,326
Development management fees and other CDFS income	2,049	595
Income from CDFS Joint Ventures(4)	—	601
Other expenses and charges(5)	(2,472)	(1,699)

Total CDFS business segment	$80,223	$59,823

CDFS transactions recognized as discontinued operations(6):
Net proceeds from dispositions	$113,572	$—
Costs of assets disposed of	(104,108)	—

Net CDFS gains in discontinued operations	$9,464	$—

(1)	Represents the net gains from the dispositions of land parcels and contributions and sales of properties as follows:

•	2004: 95 acres; 8.8 million square feet; and

•	2003: 142 acres; 9.6 million square feet.

(2)	A contribution to ProLogis Japan Properties Fund in 2003 provided for an additional $5.9 million of proceeds, the receipt of which was contingent on the satisfactory performance of certain activities by ProLogis. These activities were completed in 2004. The receipt of these proceeds resulted in the recognition of an additional gain in 2004 of $4.7 million, after deferral.

(3)	When ProLogis contributes a property to a property fund in which it has an ownership interest, ProLogis does not recognize a portion of the proceeds in its computation of the gain resulting from the contribution. The amount of the proceeds that cannot be recognized is determined based on ProLogis’ continuing ownership interest in the contributed property that arises due to ProLogis’ ownership interest in the property fund that acquires the property. ProLogis defers this portion of the proceeds by recognizing a reduction to its balance sheet investment in the respective property fund. ProLogis adjusts its proportionate share of the net earnings or loss that it recognizes under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on ProLogis’ lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

When a property that ProLogis originally contributed to a property fund is disposed of to a third party, ProLogis recognizes the net amount of the proceeds that it had previously deferred in results of operations in the period that the disposition to the third party occurs. Further, during periods when ProLogis’ ownership interest in a property fund decreases, ProLogis will recognize gains to the extent that previously deferred proceeds are recognized to coincide with ProLogis’ new ownership interest in the property fund. ProLogis’ ownership interest in ProLogis North American Properties Fund V decreased at the end of June 2004. Accordingly, previously deferred proceeds of $3.3 million were recognized as gains in the six months ended June 30, 2004 (all in the second quarter). Based on decreases in ProLogis’ ownership interests in certain property funds during the first six months in 2003, ProLogis recognized gains of $1.2 million for the six months ended June 30, 2003 ($0.3 million in the second quarter).

(4)	Represents the income that ProLogis recognizes under the equity method from the CDFS Joint Ventures. ProLogis discontinued its participation and significantly reduced its investment in a CDFS Joint Venture in November 2003. The CDFS Joint Ventures in which ProLogis currently actively participates engage primarily in development activities (currently the holding of land positions for future development) and do not own any operating properties. The CDFS Joint Venture in which ProLogis ceased its participation and significantly reduced its investment in November 2003 owned 11 operating properties at June 30, 2003. ProLogis’ ownership interest in each of the CDFS Joint Ventures is 50%.

(5)	Includes land holding costs of $1.5 million and $1.3 million and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $1.0 million and $0.4 million for the six months in 2004 and 2003, respectively.

(6)	Six CDFS business properties aggregating 1.2 million square feet that were sold to third parties in 2004 met the criteria to be presented as discontinued operations in 2004. See Note 5 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     ProLogis continues to monitor leasing activity and general economic conditions in the United States as it pertains to its CDFS business segment operations with the expectation that an economic recovery, early signs of which have been observed, could provide increased CDFS business opportunities to ProLogis as companies continue optimizing their supply chains. In Europe, ProLogis believes that the continued demand for state-of-the-art distribution properties, improvement in economic conditions and lessening of geopolitical concerns have resulted, and could continue to result, in the acceleration of leasing decisions that provide opportunities for ProLogis in the CDFS business segment. Further, ProLogis believes its development activities will not be significantly affected by land entitlement constraints that currently exist in Europe because it has almost 1,800 acres of land owned or controlled in Europe at June 30, 2004 and its personnel are experienced in the land entitlement process. As in Europe, ProLogis believes that demand for state-of-the-art distribution properties in Japan will continue to provide opportunities for ProLogis in the CDFS business segment. ProLogis has not observed similar trends in Japan with respect to economic and other uncertainties. In Japan, the CDFS business opportunities available to ProLogis will be limited if ProLogis is unable to acquire adequate land parcels for development.

     Other Items

     General and Administrative Expense

     General and administrative expense was $39.7 million for the six months ended June 30, 2004 as compared to $30.2 million for the same period in 2003. Included in the expense recognized for 2004 are $0.7 million of expenses associated with TCL Holding. TCL Holding is presented on a consolidated basis only in 2004. See Notes 1 and 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. General and administrative expense is primarily a function of the various business initiatives being undertaken in a given period and can vary from period to period based on these initiatives. Increases in the first six months of 2004 over the same period in 2003 are the result of expanded operations in Japan and China, additional stock compensation costs and increases in the foreign currency exchange rates that are used to translate expenses incurred in Europe and Asia to U.S. dollars.

     Relocation Expenses

     ProLogis is relocating its corporate accounting and information technology functions from El Paso, Texas to Denver, Colorado. This process, which began in June 2004, is expected to occur over a period of 9 to 12 months. As of June 30, 2004, ProLogis recognized relocation expenses of $0.7 million, including $0.4 million of severance-related employee costs and $0.3 million of additional depreciation associated with the non-real estate assets located in El Paso. ProLogis expects the total cost of this relocation project to be between $8.0 million and $12.0 million.

     Income (Loss) from Other Unconsolidated Investees

     Amounts recognized by ProLogis under the equity method from its investments in unconsolidated investees that do not own and operate real estate assets were as follows for the periods indicated (in thousands of U.S. dollars). For a discussion of these unconsolidated investees, see Notes 4 and 11 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Six Months Ended
	June 30,
	2004	2003
CSI/Frigo LLC(1)	$—	$(43)
TCL Holding(1)	—	6,733
Weiner Kuhlhaus	605	—
ProLogis Logistics	(730)	—
Insight	(258)	(5)
ProLogis Equipment Services	—	57

Totals	$(383)	$6,742

(1)	These investments are presented on a consolidated basis in 2004. See Notes 1 and 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Interest Expense

     Interest expense is a function of the level of borrowings outstanding, interest rates charged on borrowings and the amount of interest capitalization that is calculated based on the volume of ProLogis’ qualifying development activities. Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2004	2003
Gross interest expense(1)(2)	$90,983	$93,317
Premium/discount recognized, net	204	181
Amortization of deferred loan costs	2,813	2,924

Subtotal interest expense before capitalization	94,000	96,422
Less: capitalized amounts(3)	16,686	19,635

Net interest expense	$77,314	$76,787

(1)	The decrease in gross interest expense is due to lower average interest rates in 2004, which offset the higher weighted average borrowing levels during 2004.

(2)	ProLogis’ gross interest expense will increase to the extent that ProLogis funds its cash requirements of the Keystone Acquisition through debt, as is anticipated.

(3)	The decrease in capitalized interest results from ProLogis’ lower average cost of debt in 2004, which offsets the effect of an increase in the volume of qualifying development activities in 2004 from 2003 levels.

     Gains Recognized on Dispositions of Non-CDFS Business Assets, Net

     From time to time, ProLogis has contributed or sold properties that have been held and used in the property operations segment. Certain sales to third parties will occur when a property is determined to have become non-strategic. Non-strategic properties are assets located in markets or submarkets that are no longer considered to be target markets or they can be assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis’ core portfolio based on the asset’s size or configuration. Also, ProLogis contributes properties to property funds that have been held for direct, long-term investment in the property operations segment to complement the portfolio of CDFS business properties that are contributed to the property funds. In 2004, such properties that were sold to third parties have been classified as discontinued operations. The net gains or losses recognized from the contributions of properties that have been held and used in the property operations segment to a property fund are included in income from continuing operations due to ProLogis’ continuing involvement with the properties. In 2003, ProLogis did not classify any of its sales or contributions of properties that have been held and used in the property operations segment as discontinued operations, as the effect of such reclassification would not have had a material effect on ProLogis’ financial statements.

     Contributions of long-term investment properties for the six months ended June 30, 2004 and sales and contributions of long-term investment properties during the six months ended June 30, 2003 were as follows:

•	2004: 0.4 million square feet of properties generating net proceeds of $17.6 million and an aggregate net gain of $6.1 million (all contributed to ProLogis North American Properties Fund V in the second quarter of 2004); and

•	2003: 0.5 million square feet of properties generating net proceeds of $45.1 million and an aggregate net gain of $2.5 million (a $3.2 million net gain in the first quarter of 2003 and a $0.7 million net loss in the second quarter of 2003).

     Included in the net gain recognized for the six months ended June 30, 2003 is $1.1 million ($1.0 million in the first quarter and $0.1 million in the second quarter) related to previous sales transactions. Adjustments to previously recognized gains or losses generally occur upon the settlement of contractual issues or due to changes in the original estimates of costs related to previous transactions.

     Gain on Partial Disposition of Investment in Property Fund

     ProLogis recognized a gain of $3.3 million in the second quarter of 2004 resulting from its exchange of a portion of its investment in ProLogis-Macquarie Fund into shares of MPR, the listed property trust in Australia that has an effective ownership interest in the ProLogis-Macquarie Fund of 86% at June 30, 2004. Upon receipt of the shares in MPR, ProLogis sold them in the public market, generating net proceeds of $13.2 million. See Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Foreign Currency Exchange Gains (Expenses/Losses), Net

     ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate its foreign currency exchange exposure, ProLogis borrows in the functional currency of the borrowing entity when possible. Certain of ProLogis’ intercompany debt are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is given to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee. Additionally, ProLogis utilizes derivative financial instruments to manage certain of its foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to ProLogis’ projected net income from its operations in Europe and Japan. ProLogis recognizes the expense associated with these contracts in results of operation upon settlement, primarily the premium associated with the contract. Interim period mark-to-market adjustments are also recognized. See Note 13 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Generally, the amount of net foreign currency exchange gains or losses recognized in results of operations is a function of movements in exchange rates, the levels of intercompany and third party debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are parties to the debt agreements. The net foreign currency exchange amounts recognized in ProLogis’ results of operations were as follows for the periods indicated (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2004	2003
Gains (losses) from remeasurement of third party and certain intercompany debt, net(1)	$11,787	$(6,384)
Losses from the settlement of third party and certain intercompany debt, net(1)	(107)	(1,126)
Transaction gains (losses), net	(194)	29
Derivative financial instruments — put option contracts(2):
Expense associated with contracts expiring during the period	(1,134)	(1,398)
Mark-to-market gains on outstanding contracts, net	873	108

Totals	$11,225	$(8,771)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss in the period that the settlement occurs.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and is marked-to-market by ProLogis as of the end of each subsequent reporting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain.

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

     Current income tax expense was $6.0 million and $2.6 million for the six months in 2004 and 2003, respectively. ProLogis recognized deferred income tax expense of $9.6 million and $5.5 million for the six months in 2004 and 2003, respectively.

     Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment in addition to state income taxes and taxes incurred in foreign jurisdictions. The deferred income tax component of total income taxes is a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. Upon execution of certain indemnification agreements, ProLogis began recognizing deferred income tax liabilities associated with certain contributions to ProLogis European Properties Fund (beginning in the third quarter of 2003) and ProLogis North American Properties Fund V (beginning in the second quarter of 2004). Under these indemnification agreements, ProLogis will continue to recognize a deferred income tax liability related to its future contributions to ProLogis European Properties Fund and ProLogis North American Properties Fund V (contributions of properties located in Mexico only). Of the total deferred income tax expense recognized during the first six months of 2004, $6.9 million is related to the indemnification agreements. See Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Discontinued Operations

     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The assets and liabilities of the component of the entity that has been classified as discontinued operations are presented separately in the balance sheet and the results of operations of the component of the entity that has been classified as discontinued operations are reported as discontinued operations in the statement of earnings. See Note 5 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     As of and for the six months ended June 30, 2004, ProLogis has reported discontinued operations as follows:

•	Assets held for sale: TCL Holding’s operations in France were classified as held for sale during 2003. However, because ProLogis’ investments in TCL Holding were presented under the equity method in 2003, ProLogis was not required to reflect the portion of the earnings of TCL Holding recognized under the equity method attributable to the French operations that are held for sale separately as discontinued operations. For the six months ended June 30, 2004, the French operations that are held for sale generated net earnings of $6.8 million.

•	Assets disposed of in 2004: During the six months ended June 30, 2004, ProLogis disposed of 12 properties to third parties that had not been developed under pre-sale agreements. ProLogis has reported the operations of these properties and the net gains or losses resulting from their dispositions as discontinued operations. The dispositions of six CDFS business properties generated an aggregate net gain of $9.5 million (see“—CDFS Business”) and the dispositions of six properties that were held and used in the property operations segment generated an aggregate net loss of $1.1 million. The operations of these properties have been presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income in Item 1 for both 2004 and 2003. The amounts attributable to these properties were a loss of $95,000 for the six-month period in 2004 and a gain of $102,000 for the six-month period in 2003. Also included in the net loss recognized for the six months ended June 30, 2004 was a loss of $1.7 million representing an adjustment to the net gain recognized upon the sale of TCL Holding’s operating assets in the United Kingdom in December 2003.

     Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed

     ProLogis recognized a charge to net earnings of $4.2 million, which represents the excess of the redemption value over the carrying value of the remaining Series D Preferred Shares that were redeemed in January 2004. After this redemption, all of ProLogis’ series of Preferred Shares that have met their optional redemption date have been redeemed. The next optional redemption date for a series of Preferred Shares is in 2008.

     Three Months Ended June 30, 2004 and 2003

     The changes in net earnings attributable to Common Shares and its components for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 are similar to the changes for the six-month periods ended on the same dates. Further, the three-month period changes are attributable to the same reasons discussed except as specifically discussed under “—Gains Recognized on Dispositions of Non-CDFS Business Assets, Net” and “—Income Taxes.”

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

     The Keystone Transaction was closed on August 4, 2004 (see Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1). ProLogis made a cash payment of approximately $467 million, including the funding of working capital reserves, at closing and expects to fund additional consideration of approximately $43 million. ProLogis believes that it will have sufficient cash on hand and borrowing capacity to fund the additional payment. Of the total cash outlay, ProLogis funded approximately $183 million on a short-term basis. ProLogis expects this amount to be returned after secured financing arrangements are completed by the Acquiring Property Funds, expected to occur in the third and fourth quarters of 2004. Interest rate lock agreements have been executed with five U.S. insurance companies for $915 million of secured debt. The five rate-lock agreements are subject to the companies issuing firm commitments, reaching an agreement on loan documents and the completion of customary lender due diligence by the companies. ProLogis used existing cash on hand and borrowings on its revolving lines of credit for this cash outlay. ProLogis’ revolving lines of credit provide liquidity and financial flexibility, thereby allowing ProLogis to efficiently respond to market opportunities and execute its business strategy. ProLogis anticipates that future repayments of its revolving lines of credit borrowings will be funded primarily through the proceeds from future property contributions and sales and from the proceeds generated by future issuances of debt or equity securities, depending on market conditions. Such regular repayments are necessary to allow ProLogis to maintain adequate liquidity.

     ProLogis expects that its primary cash needs, excluding the Keystone Transaction, will consist of the following for the remainder of 2004 and future years:

•	Acquisitions of land for future development;

•	Development and acquisitions of properties in the CDFS business segment;

•	Direct acquisitions of operating properties on a limited basis in key distribution markets for direct, long-term investment in the property operations segment; and

•	Repayment of debt that is scheduled to mature.

     While ProLogis has a Common Share repurchase program under which it may repurchase an additional $84.1 million of Common Shares at August 5, 2004, ProLogis has not repurchased any Common Shares in 2004 and does not currently expect that it will require significant cash for this program in 2004.

     ProLogis expects to fund its primary cash needs for the remainder of 2004 and future years with cash from the following sources:

•	Property operations;

•	Proceeds from the disposition of the French operations of TCL Holding that are classified as held for sale;

•	Proceeds from the contributions of properties to property funds;

•	Proceeds from the sales of properties to third parties;

•	Proceeds from the issuance of longer-term senior notes;

•	Utilization of ProLogis’ revolving lines of credit; and

•	Proceeds from the sales of Common Shares, including sales of Common Shares under ProLogis’ various Common Share plans, and sales of Preferred Shares.

     At August 5, 2004, ProLogis had $750.0 million of shelf-registered securities that can be issued in the form of senior notes, Preferred Shares, Common Shares, rights to purchase Common Shares and Preferred Share purchase rights on an as-needed basis, subject to ProLogis’ ability to affect an offering on satisfactory terms. ProLogis continues to evaluate the global public debt markets with the objective of reducing its short-term borrowings in favor of longer-term, fixed-rate debt, when it is deemed appropriate.

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

     ProLogis was committed to offer to contribute all of the properties that it developed and stabilized during 2003 in North America (excluding properties that are covered under an agreement with ProLogis California) to ProLogis North American Properties Fund V. This commitment originally expired on December 31, 2003. However, on June 29, 2004, both parties agreed to extend the commitment through December 31, 2004 with respect to properties that ProLogis develops, stabilizes and desires to dispose of in North America during 2004 (excluding properties that are covered under an agreement with ProLogis California). ProLogis North American Properties Fund V is not obligated to acquire any of the properties that ProLogis expects it will offer to contribute. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis during the remainder of 2004 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. Accordingly, ProLogis cannot predict the extent to which ProLogis North American Properties Fund V will continue to acquire properties from ProLogis during 2004.

     Should the property funds not have sufficient capital to acquire the properties that ProLogis has available or otherwise choose not to acquire properties from ProLogis, ProLogis is allowed to pursue other disposition opportunities. However, there can be no assurance that ProLogis can readily dispose of its CDFS business properties to third parties or that ProLogis could raise private capital through the formation of other property funds that would acquire the properties. Also, ProLogis could experience delays in completing dispositions to third parties or to new property funds. Such delays could result in the recognition of the expected CDFS income in a reporting period that is later than originally anticipated. See the discussion of risks factors involved with the disposition of properties and the raising of capital in ProLogis’ 2003 Annual Report on Form 10-K.

  Cash Provided by Operating Activities

     Net cash provided by operating activities was $233.9 million for the six months in 2004 and $167.2 million for the same period in 2003. Operational items that impact net cash provided by operating activities are discussed in “— Results of Operations.” Additionally, cash provided by operating activities in 2004 is higher in than in 2003 due to the change in working capital balances. Such changes are primarily a function of the timing of receipts and disbursements. Cash provided by operating activities exceeded the cash distributions paid on Common Shares in both periods.

  Cash Investing and Cash Financing Activities

     For the six months in 2004 and 2003, ProLogis’ investing activities used net cash of $56.0 million and $123.6 million, respectively. The net cash used is summarized as follows:

•	ProLogis’ investing activities consist primarily of investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space. These items aggregated $811.3 million for the first six months of 2004 and $692.9 million for the first six months in 2003.

•	ProLogis’ unconsolidated investees generated net cash to ProLogis of $48.1 million and $17.6 million for the six months in 2004 and 2003, respectively, consisting primarily of the periodic cash distributions made by the property funds to ProLogis. ProLogis also generated net proceeds of $13.2 million upon the partial disposition of its investment in a property fund during the six months in 2004.

•	Net cash generated from contributions and sales of properties and land parcels were $690.7 million and $551.7 million for the six months in 2004 and 2003, respectively.

     For the six months in 2004, ProLogis’ financing activities used net cash of $114.8 million. For the six months in 2003, ProLogis’ financing activities generated net cash of $19.1 million. Excluding cash distributions on Common Shares and to minority interest holders and Preferred Share dividends paid in cash, ProLogis’ financing activities are summarized as follows:

•	Generated net cash of $34.0 million in 2004 — Net borrowings on ProLogis’ revolving lines of credit ($13.6 million), net proceeds from the issuance of the Euro Notes ($417.9 million) and net proceeds from sales and issuances of Common Shares ($28.1 million) were the primary sources of cash with the redemption of Preferred Shares ($125.0 million) and principal payments on debt ($299.7 million) the primary uses of cash.

•	Generated net cash of $170.0 million in 2003 — Net proceeds from long-term debt issuances ($327.8 million) and net proceeds from sales and issuances of Common Shares ($24.5 million) were the primary sources of cash with net repayments on ProLogis’ revolving lines of credit ($76.8 million), the repurchases of Common Shares ($9.8 million) and principal payments on debt ($94.4 million) the primary uses of cash.

     Distributions paid to holders of Common Shares were $132.2 million and $128.8 million for the six months in 2004 and 2003, respectively. Distributions paid to minority interest holders were $3.5 million and $5.8 million for the six months in 2004 and 2003, respectively. Dividends paid on Preferred Shares were $13.0 million and $16.4 million for the six months in 2004 and 2003, respectively.

  Borrowing Capacities

     ProLogis has over $1.5 billion of short-term borrowing capacities through six revolving lines of credit under which ProLogis may borrow in four currencies. The revolving lines of credit are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

	Maximum Borrowing
	Capacities at		Outstanding Balances at		Weighted Average
					Interest
Facility	06/30/04	08/5/04	06/30/04	08/5/04	Rate(1)	Expiration
North America(2)	$400.0	$400.0	$—	$352.0	—	11/08/05	(3)
North America(2)(4)(5)	100.0	100.0	34.9	—	0.71%	11/05/04	(3)
North America(4)(6)	60.0	60.0	—	—	—	11/08/04
Europe(4)(7)	542.0	542.7	393.6	429.2	3.25%	08/08/06
United Kingdom(8)	45.9	45.6	—	0.2	—	07/31/04	(9)
Japan(10)	413.1	402.9	284.6	311.6	0.96%	08/05/06	(3)

	$1,561.0	$1,551.2	$713.1	$1,093.0	$2.21%

(1)	Represents the weighted average interest rate on borrowings outstanding at June 30, 2004.

(2)	Borrowing capacity under the line of credit is fully committed.

(3)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(4)	Borrowings can be denominated in U.S. dollar, euro, pound sterling and yen.

(5)	At June 30, 2004, the amount outstanding represents the currency equivalent of 3.8 billion yen.

(6)	ProLogis’ maximum borrowing capacity at both June 30, 2004 and August 5, 2004 is reduced by letters of credit outstanding of $15.5 million.

(7)	Total committed borrowing capacity under the agreement is 450.0 million euro. At June 30, 2004 and August 5, 2004, amounts outstanding represent the U.S. dollar equivalent of borrowings of 326.8 million euro and 355.8 million euro, respectively.

(8)	Borrowings are denominated in pound sterling with a maximum borrowing capacity of 25.0 million pound sterling. ProLogis’ maximum borrowing capacity at June 30, 2004 and August 5, 2004, is reduced by letters of credit outstanding of approximately $24.1 million (the currency equivalent of 13.1 million pound sterling at June 30, 2004) and approximately $24.0 million (the currency equivalent of 13.1 million pound sterling at August 5, 2004) respectively.

(9)	On July 30, 2004, the commitment for this revolving line of credit was extended to July 31, 2005 under similar terms.

(10)	Borrowings are denominated in yen with a committed borrowing capacity of 45.0 billion yen (increased from 40.0 billion yen in June 2004). At June 30, 2004 and August 5, 2004, amounts outstanding represent the U.S. dollar equivalent of borrowings of 38.8 billion yen and 34.8 billion yen, respectively.

  Off-Balance Sheet Arrangements

     Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees

     ProLogis had investments in and advances to unconsolidated investees of $583.2 million at June 30, 2004. Summarized financial information for certain of these unconsolidated investees at June 30, 2004 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	European	Japan
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Funds VI-X	Fund	Fund
Total assets	$574.5	$350.5	$226.5	$201.6	$139.6	$1,083.9	$128.8	$3,297.2	$565.8
Third party debt(1)	$284.6 (2)	$242.3 (3)	$165.0 (4)	$150.3 (5)	$103.2 (6)	$526.1 (7)	$14.5 (8)	$1,642.5 (9)	$266.2	(10)
Amounts due to (from) ProLogis	$0.2	$0.2	$0.1	$0.2	$0.1	$16.3	$(1.1)	$7.3	$23.0
Total liabilities and minority interest	$292.9	$248.3	$169.8	$152.8	$105.0	$626.9	$15.8	$1,937.3	$392.3
Equity	$281.6	$102.2	$56.7	$48.8	$34.6	$457.0	$113.0	$1,359.9	$173.5
ProLogis’ ownership at June 30, 2004	50%	41.3%	20%	20%	20%	11.4%	20%	22.5%	20%

(1)	Of the total third party debt, ProLogis has guaranteed $50.3 million of borrowings of ProLogis North American Properties Fund V (reduced by $35.7 million on August 2, 2004). Also, see “— Contractual Obligations — Other Commitments.” ProLogis may in the future provide guarantees of short-term financing arrangements that property funds enter into associated with ProLogis’ contributions of properties to the property funds. ProLogis would provide these guarantees only with respect to short-term financing arrangements that the property funds enter into on an interim basis prior to finalizing long-term secured debt arrangements.

(2)	Third party debt of ProLogis California is due as follows:

•	$17.2 million due May 2005, bearing interest at 8.67% per annum;

•	$175.7 million due March 2009, bearing interest at 7.20% per annum; and

•	$91.7 million due August 2009, bearing interest at 7.63% per annum.

(3)	Third party debt of ProLogis North American Properties Fund I is due as follows:

•	$130.5 million due December 2010, bearing interest at 7.65% per annum;

•	$9.8 million due March 2011, bearing interest at 5.16% per annum; and

•	$102.0 million due March 2011, bearing interest at 7.75% per annum.

(4)	Third party debt of ProLogis North American Properties Fund II is due in June 2007 and bears interest at 6.74% per annum.

(5)	Third party debt of ProLogis North American Properties Fund III is due as follows:

•	$150.0 million due September 2007, bearing interest at 7.03% per annum and

•	$0.3 million (three assessment bond issues) due on various dates between June 2005 and March 2021, bearing interest at a weighted average interest rate of 6.38% per annum.

(6)	Third party debt of ProLogis North American Properties Fund IV is due as follows:

•	$103.0 million due January 2008, bearing interest at 6.65% per annum and

•	$0.2 million due March 2021, bearing interest at 5.32% per annum.

(7)	Third party debt of ProLogis North American Properties Fund V is due as follows:

•	$10.3 million due August 2004, bearing interest at 1.97% per annum; this debt is guaranteed by ProLogis;

•	$40.0 million due October 2004, bearing interest at 1.66% per annum; this debt is guaranteed by ProLogis. On August 2, 2004, $35.7 million of the outstanding debt was replaced with secured debt that is due July 2009 and bears interest at 4.66% per annum. ProLogis' guaranty was reduced by $35.7 million at that time;

•	$173.0 million due July 2007, bearing interest at 5.76% per annum;

•	$102.0 million due June 2008, bearing interest at 4.05% per annum;

•	$62.0 million due January 2009, bearing interest at 4.00% per annum;

•	$74.8 million due September 2010, bearing interest at 4.29% per annum; and

•	$64.0 million due January 2013, bearing interest at 5.43% per annum.

(8)	Third party debt of ProLogis North American Properties Fund VII is due January 2013 and bears interest at 6.29% per annum.

(9)	Third party debt of ProLogis European Properties Fund is due as follows:

•	$379.5 million due December 2004, bearing interest at 2.45% per annum;

•	$132.1 million (four mortgage issues) due March 2009, bearing interest at a weighted average of 3.50% per annum;

•	$257.5 million due May 2011, bearing interest at 5.75% per annum;

•	$173.4 million due April 2012, bearing interest at 5.69% per annum;

•	$428.8 million due May 2012, bearing interest at 5.72% per annum;

•	$229.5 million due May 2013, bearing interest at 4.61% per annum; and

•	$41.7 million (eight mortgage issues) due March 2015, bearing interest at a weighted average of 5.47% per annum.

(10)	Third party debt of ProLogis Japan Properties Fund is due as follows:

•	$101.9 million due and repaid in July 2004, bearing interest at 0.96% per annum;

•	$28.4 million due June 2010, bearing interest at 1.04% per annum;

•	$17.4 million due October 2010, bearing interest at 1.94% per annum;

•	$44.1 million due December 2010, bearing interest at 1.63% per annum;

•	$14.7 million due January 2013, bearing interest at 1.75% per annum;

•	$34.0 million due March 2011, bearing interest at 1.53% per annum; and

•	$25.7 million due March 2011, bearing interest at 1.59% per annum.

  Contractual Obligations

     Long-Term Contractual Obligations

     ProLogis had long-term contractual obligations at June 30, 2004 related to long-term debt (senior notes, secured debt and assessment bonds), unfunded commitments on development projects, an unfunded commitment to a property fund and amounts due on revolving lines of credit as follows (in millions of U.S. dollars):

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$2,412	$13	$761	$386	$1,252
Unfunded commitments on development projects(1)	401	401	—	—	—
Unfunded commitment to a property fund(2)	163	163	—	—	—
Amounts due on revolving lines of credit(3)	713	—	713	—	—

Totals	$3,689	$577	$1,474	$386	$1,252

(1)	ProLogis had properties under development at June 30, 2004 with a total expected cost at completion of $932.0 million. ProLogis has entered into contracts for certain phases of the construction of these projects. However, these contracts do not generally cover all of the costs that are necessary to place the property into service, including the costs of tenant improvements and marketing and leasing costs. The unfunded commitments presented include all such costs, not only those costs that ProLogis is obligated to fund under construction contracts.

(2)	At June 30, 2004, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $163.1 million at June 30, 2004) as required through September 15, 2009. For purposes of this presentation, the total commitment is included in the earliest time period as there is no schedule for when the commitment will be funded.

(3)	For purposes of this presentation, the expiration dates of three of the six credit agreements include extension periods that are at ProLogis' option. See “— Borrowing Capacities.”

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

     The Board set a projected annual distribution rate for 2004 of $1.46 per Common Share (as compared to actual distributions of $1.44 per Common Share in 2003). ProLogis paid a quarterly distribution of $0.365 per Common Share on February 27, 2004 and May 28, 2004 to holders of Common Shares at February 13, 2004 and May 14, 2004. The payment of Common Share distributions is subject to the discretion of the Board, is dependent on ProLogis’ financial condition and operating results and may be adjusted at the discretion of the Board during the year. ProLogis has increased its Common Share distribution level every year since its Common Shares became publicly traded in 1994.

     At June 30, 2004, ProLogis had three series of Preferred Shares outstanding. The annual dividend rates on ProLogis’ Preferred Shares are $4.27 per Series C Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share. Dividends on each series of Preferred Shares are paid on the last day of the calendar quarter and ProLogis paid a quarterly dividend on all series of its Preferred Shares on both March 31, 2004 and June 30, 2004.

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

     Other Commitments

     At June 30, 2004, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of operating properties aggregating 11.8 million square feet at an estimated total acquisition cost of $160.7 million. These transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.

     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at June 30, 2004 and ProLogis has assessed a nominal value to the guarantee undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $402.4 million at June 30, 2004 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.6 billion at June 30, 2004.

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

     The items that ProLogis excludes from net earnings computed under GAAP, while not infrequent or unusual, are subject to significant fluctuations from period to period that cause both positive and negative effects on ProLogis’ results of operations, in inconsistent and unpredictable directions. Most importantly, the economics underlying the items that ProLogis excludes from net earnings computed under GAAP are not the primary drivers in management’s decision-making process and capital investment decisions. Period to period fluctuations in these items can be driven by accounting for short-term factors that are not relevant to long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions. Accordingly, ProLogis believes that investors are best served if the information that is made available to them allows them to align their analysis and evaluation of ProLogis’ operating results along the same lines that ProLogis’ management uses in planning and executing its business strategy.

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

     Funds from operations attributable to Common Shares as defined by ProLogis was $213.9 million and $200.1 million for the six months ended June 30, 2004 and 2003, respectively. The reconciliations of funds from operations attributable to Common Shares as defined by ProLogis to net earnings attributable to Common Shares computed under GAAP are as follows for the periods indicated (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2004	2003
Net earnings attributable to Common Shares	$122,792	$86,186
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	80,970	78,077
Funds from operations adjustment to gain on partial disposition of investment in property fund	(164)	—
Gains recognized on dispositions of non-CDFS business assets, net	(6,072)	(3,590)
Reconciling items attributable to discontinued operations:
Assets held for sale—gains recognized on dispositions of non-CDFS business assets, net	(241)	—
Assets disposed of in 2004—loss recognized on dispositions of non-CDFS business assets, net	2,844	—
Assets disposed of in 2004—real estate related depreciation and amortization	145	97

Total discontinued operations	2,748	97
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	16,706	19,284
Gains on contributions and sales of non-CDFS business assets, net	(72)	(19)

Total share from unconsolidated investees	16,634	19,265

Total NAREIT defined adjustments	94,116	93,849

Subtotal — NAREIT defined funds from operations	216,908	180,035
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange (gains) expenses/losses, net	(12,553)	7,402
Deferred income tax expense	9,585	5,549
Reconciling items attributable to discontinued operations:
Assets held for sale—deferred income tax benefit	(114)	—
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange expenses/losses, net	252	7,662
Deferred income tax benefit	(157)	(550)

Total share from unconsolidated investees	95	7,112

Total ProLogis defined adjustments	(2,987)	20,063

Funds from operations attributable to Common Shares as defined by ProLogis	$213,921	$200,098

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of June 30, 2004, no significant change had occurred in ProLogis’ interest rate risk or foreign currency risk as discussed in ProLogis’ 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Securities Holders

     At the annual meeting of shareholders on May 18, 2004, the shareholders of ProLogis elected the following Trustees to office (of the total 181,175,463 Common Shares outstanding on the record date of March 17, 2004, 159,257,086 Common Shares were voted at the meeting):

•	147,959,246 Common Shares were voted for the election of Stephen L. Feinberg as Class II Trustee to serve until the annual meeting of shareholders in the year 2007 and 11,297,840 Common Shares were withheld;

•	148,967,937 Common Shares were voted for the election of Donald P. Jacobs as Class II Trustee to serve until the annual meeting of shareholders in the year 2007 and 10,289,149 Common Shares were withheld;

•	155,765,702 Common Shares were voted for the election of D. Michael Steuert as Class II Trustee to serve until the annual meeting of shareholders in the year 2007 and 3,491,384 Common Shares were withheld; and

•	157,457,931 Common Shares were voted for the election of J. Andre Teixeira as Class II Trustee to serve until the annual meeting of shareholders in the year 2007 and 1,799,155 Common Shares were withheld.

     In addition to those Trustees who were elected at the annual meeting, K. Dane Brooksher, Neelie Kroes, and Kenneth N. Stensby serve as Class III Trustees until 2005 and George L. Fotiades, Irving F. Lyons III and William D. Zollars serve as Class I Trustees until 2006.

     In addition, at the May 18, 2004 annual meeting, ProLogis’ shareholders approved an amendment to the 2000 Share Option Plan for Outside Trustees which provides for option grants upon an outside trustee’s initial election to the board and annual grants of deferred share units. There were 132,432,229 Common Shares in favor, 16,861,379 Common Shares against and 910,877 Common Shares abstaining from the proposal.

Also at the annual meeting, ProLogis’ shareholders approved the audit committee’s engagement of KPMG LLP as the company’s independent auditors for 2004. There were 154,399,472 Common Shares in favor, 4,031,165 Common Shares against and 825,969 Common Shares abstaining from the proposal.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Share Option Plan for Outside Trustees (as Amended and Restated Effective May 18, 2004) (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated May 18, 2004).

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated August 5, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

	Items	Financial
Date	Reported	Statements
May 3, 2004	5,7	No
May 18, 2004	7,11	No

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

Shari J. Jones
First Vice President
(Principal Accounting Officer)

Date: August 6, 2004

Exhibit Index

10.1	Share Option Plan for Outside Trustees (as Amended and Restated Effective May 18, 2004) (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated May 18, 2004).

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated August 5, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002