Form 10-Q
period 2004-09-30
PROLOGIS
filed 2004-11-09
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X] No [   ]

     The number of shares outstanding of the Registrant’s common shares as of November 5, 2004 was 183,900,455.

PROLOGIS

INDEX

		Page
		Number(s)
PART I.	Financial Information
	Item 1. Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheets — September 30, 2004 and December 31, 2003	3
	Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) — Three and Nine Months Ended September 30, 2004 and 2003	4
	Consolidated Condensed Statements of Cash Flows — Nine Months Ended September 30, 2004 and 2003	6
	Notes to Consolidated Condensed Financial Statements	7 – 35
	Report of Independent Registered Public Accounting Firm	36
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-59
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
	Item 4. Controls and Procedures	59
PART II.	Other Information
	Item 1. Legal Proceedings	61
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
	Item 3. Defaults Upon Senior Securities	61
	Item 4. Submission of Matters to Vote of Securities Holders	61
	Item 5. Other Information	61
	Item 6. Exhibits and Reports on Form 8-K	61
Amended/Restated Agreement of Limited Partnership
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges
Letter from KPMG LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PROLOGIS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Real estate	$6,075,860	$5,854,047
Less accumulated depreciation	953,242	847,221

	5,122,618	5,006,826
Investments in and advances to unconsolidated investees	1,009,584	677,293
Cash and cash equivalents	207,095	331,503
Accounts and notes receivable	102,507	44,906
Other assets	386,282	306,938
Discontinued operations – assets held for sale	164,790	—

Total assets	$6,992,876	$6,367,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$928,975	$699,468
Short-term borrowings	95,000	—
Senior notes	1,925,415	1,776,789
Secured debt and assessment bonds	494,478	514,412
Accounts payable and accrued expenses	184,511	155,874
Construction costs payable	46,162	26,825
Other liabilities	143,020	97,389
Discontinued operations – assets held for sale	57,505	—

Total liabilities	3,875,066	3,270,757

Minority interest	76,490	37,777

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	100,000	100,000
Series D Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2003	—	125,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	125,000	125,000
Common Shares; $0.01 par value; 183,468,734 shares issued and outstanding at September 30, 2004 and 180,182,615 shares issued and outstanding at December 31, 2003	1,835	1,802
Additional paid-in capital	3,171,147	3,073,959
Accumulated other comprehensive income	144,438	138,235
Distributions in excess of net earnings	(626,100)	(630,064)

Total shareholders’ equity	3,041,320	3,058,932

Total liabilities and shareholders’ equity	$6,992,876	$6,367,466

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Rental income, including expense recoveries from customers of $24,892 and $77,205 for the three and nine months ended September 30, 2004, respectively, and $24,147 and $76,163 for the three and nine months ended September 30, 2003, respectively	$135,504	$132,642	$411,089	$411,369
Property management and other property fund fees	12,931	11,012	36,050	32,449
Development management fees and other CDFS income	373	1,014	2,422	1,609

Total revenues	148,808	144,668	449,561	445,427

Expenses:
Rental expenses	34,598	32,206	106,591	103,774
General and administrative	20,678	16,432	60,381	46,671
Depreciation and amortization	42,730	41,310	127,646	123,410
Relocation expenses	2,154	—	2,845	—
Other expenses	1,201	1,307	3,673	3,006

Total expenses	101,361	91,255	301,136	276,861

Gains on certain dispositions of CDFS business assets, net:
Net proceeds from dispositions	281,692	209,007	911,732	733,858
Costs of assets disposed of	227,738	183,924	777,132	648,449

Total gains, net	53,954	25,083	134,600	85,409

Operating income	101,401	78,496	283,025	253,975
Income from unconsolidated property funds	11,576	4,750	30,529	16,056
Losses from other unconsolidated investees, net	(621)	(34,201)	(1,004)	(26,858)
Interest expense	(38,287)	(39,069)	(115,601)	(115,856)
Interest and other income	829	223	2,037	1,199

Earnings before minority interest	74,898	10,199	198,986	128,516
Minority interest share in earnings	(1,344)	(1,186)	(3,811)	(3,796)

Earnings before certain net gains (losses) and net foreign currency exchange gains (expenses/losses)	73,554	9,013	195,175	124,720
Gains (losses) recognized on dispositions of certain non-CDFS business assets, net	—	(216)	6,072	3,374
Gain on partial disposition of investment in property fund	—	—	3,328	—
Foreign currency exchange gains (expenses/losses), net	(1,343)	(1,970)	9,882	(10,741)

Earnings before income taxes	72,211	6,827	214,457	117,353

Income tax expense (benefit):
Current	12,180	(727)	18,177	1,869
Deferred	2,390	4,380	11,975	9,929

Total income tax expense	14,570	3,653	30,152	11,798

Earnings from continuing operations	57,641	3,174	184,305	105,555

(Continued)

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Discontinued operations:
Income attributable to assets held for sale	3,993	—	10,841	—
Assets disposed of in 2004:
Operating income attributable to assets disposed of	853	126	786	289
Gains (losses) recognized on dispositions, net:
Non-CDFS business assets	1,956	—	(887)	—
CDFS business assets	21,669	—	31,133	—

Total gains, net	23,625	—	30,246	—

Total discontinued operations	28,471	126	41,873	289

Net earnings	86,112	3,300	226,178	105,844
Less preferred share dividends	6,354	7,092	19,392	23,450
Less excess of redemption values over carrying values of Preferred Shares redeemed	—	3,587	4,236	3,587

Net earnings (loss) attributable to Common Shares	79,758	(7,379)	202,550	78,807

Other comprehensive income (loss):
Foreign currency translation adjustments	(14,530)	(53,086)	10,385	45,536
Unrealized losses on derivative contracts, net	(411)	—	(4,182)	—

Comprehensive income (loss)	$64,817	$(60,465)	$208,753	$124,343

Weighted average Common Shares outstanding — Basic	182,213	179,458	181,451	179,023

Weighted average Common Shares outstanding — Diluted	192,043	179,458	190,751	181,906

Net earnings (loss) attributable to Common Shares per share —Basic:
Continuing operations	$0.28	$(0.04)	$0.89	$0.44
Discontinued operations	0.16	—	0.23	—

Net earnings (loss) attributable to Common Shares per share — Basic	$0.44	$(0.04)	$1.12	$0.44

Net earnings (loss) attributable to Common Shares per share — Diluted:
Continuing operations	$0.27	$(0.04)	$0.86	$0.43
Discontinued operations	0.15	—	0.22	—

Net earnings (loss) attributable to Common Shares per share — Diluted	$0.42	$(0.04)	$1.08	$0.43

Distributions per Common Share	$0.365	$0.36	$1.095	$1.08

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net earnings	$226,178	$105,844
Minority interest share in earnings	3,811	3,796
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(7,574)	(5,271)
Cost of share-based compensation awards	13,238	9,879
Depreciation and amortization	127,833	123,613
Adjustments to income and fees recognized from all unconsolidated investees	(30,612)	11,600
Amortization of deferred loan costs	4,183	4,471
Gains recognized on dispositions of non-CDFS business assets, net	(5,185)	(3,374)
Gain on partial disposition of investment in property fund	(3,328)	—
Adjustments to foreign currency exchange amounts recognized	(6,497)	9,942
Deferred income tax expense	11,975	9,929
Increase in accounts and notes receivable and other assets	(56,625)	(31,913)
Increase in accounts payable and accrued expenses and other liabilities	67,333	25,080

Net cash provided by operating activities	344,730	263,596

Investing activities:
Real estate investments	(1,153,769)	(878,826)
Tenant improvements and lease commissions on previously leased space	(31,904)	(30,746)
Recurring capital expenditures	(16,848)	(17,510)
Cash payments associated with the Keystone Transaction	(510,560)	—
Proceeds from dispositions of real estate assets	1,036,052	730,694
Net cash received from unconsolidated investees	32,669	10,424
Proceeds from partial disposition of investment in property fund	13,209	—
Adjustments to cash balances resulting from reporting changes	3,284	—

Net cash used in investing activities	(627,867)	(185,964)

Financing activities:
Net proceeds from sales and issuances of Common Shares under various Common share plans	76,487	33,931
Repurchases of Common Shares, net of costs	—	(9,771)
Redemption of Preferred Shares	(125,000)	(50,000)
Distributions paid on Common Shares	(198,586)	(194,141)
Distributions paid to minority interest holders	(5,613)	(7,593)
Dividends paid on Preferred Shares	(19,392)	(23,450)
Debt and equity issuance costs paid	(3,169)	(3,239)
Proceeds from issuance of senior notes	420,573	300,000
Proceeds from issuance of secured debt	—	31,000
Principal payments on senior notes	(278,125)	(28,125)
Net proceeds from (payments on) lines of credit and short-term borrowings	324,507	(12,636)
Regularly scheduled principal payments on secured debt and assessment bonds	(4,243)	(5,059)
Principal payments on secured debt and assessment bonds at maturity and prepayments	(28,298)	(62,844)
Purchases of derivative contracts	(412)	(1,874)

Net cash provided by (used in) financing activities	158,729	(33,801)

Net increase (decrease) in cash and cash equivalents	(124,408)	43,831
Cash and cash equivalents, beginning of period	331,503	110,809

Cash and cash equivalents, end of period	$207,095	$154,640

     See Note 12 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these consolidated condensed financial statements.

PROLOGIS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Unaudited)

1. General:

     Business

     ProLogis (collectively with its consolidated subsidiaries and partnerships “ProLogis”) is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through unconsolidated investees) industrial distribution properties in North America (the United States and Mexico), Europe (11 countries) and Asia (Japan and China). At September 30, 2004, ProLogis’ real estate investments in China were all through unconsolidated investees. ProLogis has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

     ProLogis’ business consists of two reportable business segments: property operations and the corporate distribution facilities services business (“CDFS business”). The property operations segment represents the long-term ownership, management and leasing of industrial distribution properties. The CDFS business segment primarily encompasses Prologis’ development of industrial distribution properties that are either contributed to an unconsolidated property fund in which ProLogis has an ownership interest and acts as manager, or sold to third parties. Additionally, ProLogis will acquire industrial distribution properties that are generally rehabilitated and/or repositioned in the CDFS business segment prior to being contributed to a property fund. See Note 11.

     Principles of Financial Presentation

     ProLogis’ Consolidated Condensed Financial Statements are prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The accounts of ProLogis, its wholly owned subsidiaries and its majority owned and controlled subsidiaries and partnerships are consolidated in the accompanying financial statements and are presented in ProLogis’ functional currency, the U.S. dollar. ProLogis consolidates all entities in which it owns a majority voting interest and those variable interest entities, as defined, in which it is the primary beneficiary. All material intercompany transactions, including transactions with unconsolidated investees, have been eliminated.

     The Consolidated Condensed Financial Statements of ProLogis as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited and, pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements have been omitted. Management of ProLogis believes that the disclosures presented in these financial statements are adequate. However, these interim Consolidated Condensed Financial Statements should be read in conjunction with ProLogis’ December 31, 2003 audited Consolidated Financial Statements contained in ProLogis’ 2003 Annual Report on Form 10-K.

     Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003 and revised in December 2003. ProLogis adopted the revised Interpretation No. 46 (“FIN 46R”) as of January 1, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires that variable interest entities in which ProLogis is the primary beneficiary be presented on a consolidated basis in its financial statements. As a result of adopting FIN 46R on January 1, 2004, ProLogis began consolidating its investments in TCL Holding S.A. (“TCL Holding”), formerly Frigoscandia Holding S.A., and CSI/Frigo LLC, a company that holds the voting ownership interest in TCL Holding. Through December 31, 2003, ProLogis presented its investments in TCL Holding and CSI/Frigo LLC under the equity method. ProLogis’ combined effective ownership in these entities was 99.75% at both September 30, 2004 and December 31, 2003. The adoption of FIN 46R did not change the presentation of any of ProLogis’ other unconsolidated investments, as these investees are not variable interest entities. Therefore, ProLogis will continue to present its investments in these entities under the equity method. See Note 4.

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

2. Keystone Transaction:

     On May 3, 2004, ProLogis and affiliates of four investment funds managed by Eaton Vance Management (the “Fund Affiliates”) established five property funds (the “Acquiring Property Funds” and also referred to by ProLogis as ProLogis North American Properties Funds VI, VII, VIII, IX and X—see Note 4). ProLogis has a 20% ownership interest in each of the Acquiring Property Funds with the remainder owned by the Fund Affiliates. Also on May 3, 2004, ProLogis and the Acquiring Property Funds entered into an agreement to acquire the outstanding equity of Keystone Property Trust (“Keystone”), a publicly traded REIT, and the operating units of Keystone Operating Partnership, L.P., a subsidiary of Keystone (the “Keystone Transaction”). Keystone owned and leased industrial distribution properties located in New Jersey, Pennsylvania, Indiana, Florida, South Carolina and Ohio. The acquisition of Keystone by ProLogis and the Acquiring Property Funds was approved by Keystone’s shareholders on July 30, 2004 and was closed on August 4, 2004.

     Consideration for the common shares of Keystone was paid in cash at $23.80 per share. Also, the Acquiring Property Funds retired approximately $567 million of Keystone’s outstanding debt at closing. On September 3, 2004, Keystone was liquidated and, in conjunction with such liquidation, all of the then outstanding preferred shares of Keystone were cancelled and holders received a cash liquidation distribution in the aggregate amount of approximately $125 million, including accrued dividends.

     The total consideration for the Keystone Transaction was approximately $1.70 billion, including cash, assumed liabilities, preferred share liquidation payments and estimated transaction costs. ProLogis’ share of the total consideration was approximately $579 million, including ProLogis’ investment in the Acquiring Property Funds of approximately $279 million and ProLogis’ direct acquisition of certain assets and assumption of certain liabilities of approximately $300 million. ProLogis’ direct acquisition included the acquisition of nine operating properties aggregating 2.3 million square feet and land parcels aggregating 14 acres valued on a combined basis at approximately $143 million, ownership interests in two unconsolidated property funds (20% interest in each) valued at approximately $102 million (including the proportionate assumption of approximately $26 million of secured debt of the property funds), a 50% ownership interest in an unconsolidated entity and an interest in another entity that each engage in CDFS business activities valued on a combined basis at approximately $19 million (including the proportionate assumption of approximately $6 million of secured debt), a preferred equity interest in an unconsolidated investee valued at approximately $20 million and certain other assets, net of certain other liabilities valued at approximately $16 million. The allocation of the purchase price to the net assets acquired in the Keystone Transaction is based on a preliminary assessment and is subject to change as additional information becomes available.

     ProLogis’ share of the total consideration was funded in cash (approximately $504 million), through the issuance of approximately 879,000 limited partnership units that are redeemable for cash or, at ProLogis’ election, into one share of ProLogis’ common shares of beneficial interest, par value $0.01 per share (“Common Shares”) valued at approximately $30 million, the direct assumption of secured debt valued at approximately $13 million and the indirect assumption of secured debt of unconsolidated investees valued at approximately $32 million.

     The two unconsolidated property funds in which ProLogis acquired a 20% ownership interest own, on a combined basis, 7.7 million square feet of operating properties. The entity in which ProLogis holds a 50% ownership interest owns a 0.8 million square foot property that was recently developed by Keystone.

     ProLogis and the Fund Affiliates funded approximately $892 million of cash at closing (ProLogis’ share was approximately $178 million) on a short-term basis, pending completion of long-term, secured financing arrangements by the Acquiring Property Fund. Such arrangements aggregating $473 million were completed by the Acquiring Property Funds in October 2004, the proceeds of which have been returned to the Fund

Affiliates and ProLogis. ProLogis’ share of the returned funds was approximately $95 million. The remaining financing arrangements aggregating $419 million are expected to be completed before the end of 2004. The average term of the financing arrangements is expected to be eight years. The average annual interest rate associated with the financing arrangements is expected to be 5.48%, based on the rates included in the completed transactions and existing interest rate-lock agreements for the remaining financing arrangements.

     In May 2004, the Acquiring Property Funds entered into interest rate swap agreements to hedge a portion of the future interest payments associated with the long-term, secured financing arrangements. These interest rate swap agreements qualified for hedge accounting treatment. Certain of the interest rate swap agreements were subject to an indemnification agreement between the Acquiring Property Funds and ProLogis that obligated ProLogis to make any settlement payments that became due and, alternatively, entitled ProLogis to receive any settlement proceeds that were paid. The indemnification agreement relates to interest swap agreements with an aggregate notional amount of $185.2 million, originally estimated to be the amount of the financing arrangements to be incurred by the Acquiring Property Funds attributable to ProLogis’ 20% ownership interest. Upon settlement of the swap agreements in June and July 2004, ProLogis paid $1.2 million under the indemnification agreement. The portion of this payment attributable to each of the Acquiring Property Funds has been included in ProLogis’ investment basis and will be amortized to ProLogis’ share of the earnings or losses of the respective property fund over the term of the associated debt.

     On June 30, 2004, ProLogis contributed 21 operating properties aggregating 3.0 million square feet to the Acquiring Property Funds. Total proceeds from these contributions were $127.4 million. These properties are being used to secure a portion of the financing arrangements of the Acquiring Property Funds. See Note 4.

3. Real Estate:

   Real Estate Assets

     Real estate assets directly owned by ProLogis consist of income producing industrial distribution properties, industrial distribution properties under development and land held for future development of industrial distribution properties. ProLogis’ real estate assets, presented at cost, include the following as of the dates indicated (in thousands of U.S. dollars):

	September 30,	December 31,
	2004	2003
Operating properties(1):
Improved land	$774,447	$815,606
Buildings and improvements	4,100,338	4,053,189

	4,874,785	4,868,795
Properties under development (including cost of land)(2)(3)	611,697	404,581
Land held for development(4)	472,413	511,163
Other investments(5)	116,965	69,508

Total real estate assets	6,075,860	5,854,047
Less accumulated depreciation	953,242	847,221

Net real estate assets	$5,122,618	$5,006,826

(1)	At September 30, 2004 and December 31, 2003, ProLogis had 1,228 and 1,252 operating properties, respectively. These properties consisted of 132.3 million square feet at September 30, 2004 and 133.1 million square feet at December 31, 2003.

(2)	Properties under development consisted of 53 properties aggregating 14.9 million square feet at September 30, 2004 and 27 properties aggregating 9.8 million square feet at December 31, 2003.

(3)	In addition to the construction costs payable balance of $46.2 million, ProLogis had aggregate unfunded commitments on its contracts for properties under development of $345.1 million at September 30, 2004.

(4)	Land held for future development consisted of 2,936 acres at September 30, 2004 and 2,706 acres at December 31, 2003.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($37.2 million on deposit at September 30, 2004, no amounts were on deposit at December 31, 2003); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase of future development projects.

     The real estate assets that ProLogis’ owns through a direct investment rather than through investments in unconsolidated entities are located in North America (the United States and Mexico), 11 countries in Europe and Japan. No individual market in any country, as defined by ProLogis and presented in Item 2 of ProLogis 2003 Annual Report on Form 10-K, represents more than 10% of ProLogis’ total real estate assets, before depreciation. See Note 4 for information on the locations of the real estate assets owned by ProLogis’ unconsolidated investees.

   Operating Lease Agreements

     ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At September 30, 2004, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties for the remainder of 2004 and the other years in the five-year period ending December 31, 2008 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2004	$103,299
2005	363,206
2006	277,590
2007	208,847
2008	153,298
2009 and thereafter	265,093

$1,371,333

     For ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.38% and 15.97%, respectively, of ProLogis’ annualized collected base rents at September 30, 2004.

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

     ProLogis’ investments in entities that are accounted for under the equity method are summarized by type of investee as follows as of the dates indicated (in thousands of U.S. dollars):

	September 30,	December 31,
	2004	2003
Property funds	$950,789	$548,243
CDFS business investees	32,898	12,734
Temperature-controlled distribution investees (1)	3,668	113,830
Other investees	22,229	2,486

Totals	$1,009,584	$677,293

(1)	As of January 1, 2004, ProLogis began presenting its investments in TCL Holding and CSI/Frigo LLC on a consolidated basis as a result of adopting FIN 46R. See Note 1.

     ProLogis recognizes income or losses from its investments in unconsolidated investees consisting of its proportionate shares of the earnings or losses of these investees recognized under the equity method and interest income on advances made to these investees, if any. Further, ProLogis earns fees for providing services to the property funds. The amounts recognized by ProLogis from its investments in unconsolidated investees are summarized as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Equity in earnings (loss) (including interest income):
Property funds	$11,576	$4,750	$30,529	$16,056
CDFS business investees	(31)	301	(31)	902
Temperature - controlled distribution investees (1)	(590)	(34,502)	(715)	(27,812)
Other investees	—	—	(258)	52

Totals	$10,955	$(29,451)	$29,525	$(10,802)

Fees earned:
Property funds	$12,931	$11,012	$36,050	$32,449

(1)	As of January 1, 2004, ProLogis began presenting its investments in TCL Holding and CSI/Frigo LLC on a consolidated basis as a result of adopting FIN 46R. See Note 1.

   Property Funds

      Contributions of developed properties to a property fund allow ProLogis to realize, for financial reporting purposes, a portion of the profits from its development activities while at the same time allowing ProLogis to maintain a long-term ownership interest in its developed properties. This business strategy also provides liquidity to fund ProLogis’ future development activities and generates fee income to ProLogis. ProLogis has investments in 15 property funds (13 of which were formed by ProLogis). ProLogis’ ownership interests in these property funds ranged from 11.5% to 50% at September 30, 2004. The property funds formed by ProLogis own operating properties that have generally been contributed to them by ProLogis, although certain of the property funds have also acquired properties from third parties. Interests in two property funds were acquired by ProLogis’ as part of the Keystone Transaction (see Note 2). In most cases, ProLogis receives ownership interests in the property funds as part of the proceeds generated by the contributions of properties to the property funds. ProLogis recognizes its proportionate share of the earnings or losses of each property fund under the equity method. ProLogis earns fees for acting as the manager of each of the property funds and may earn additional fees by providing other services to certain of the property funds including, but not limited to, acquisition, development and leasing activities performed on their behalf.

     ProLogis’ investments in the 15 property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	September 30,	December 31,
	2004	2003
ProLogis California(1)	$112,567	$117,529
ProLogis North American Properties Fund I(2)	36,481	38,342
ProLogis North American Properties Fund II(3)	5,734	5,853
ProLogis North American Properties Fund III(4)	4,910	5,506
ProLogis North American Properties Fund IV(5)	3,190	3,425
ProLogis North American Properties Fund V(6)	55,991	56,965
ProLogis North American Properties Fund VI(7)	105,842	—
ProLogis North American Properties Fund VII(8)	77,396	—
ProLogis North American Properties Fund VIII(9)	39,566	—
ProLogis North American Properties Fund IX(10)	40,727	—
ProLogis North American Properties Fund X(11)	44,573	—
ProLogis North American Properties Fund XI(12)	36,141	—
ProLogis North American Properties Fund XII(13)	39,486	—
ProLogis European Properties Fund(14)	282,053	267,757
ProLogis Japan Properties Fund(15)	66,132	52,866

Totals	$950,789	$548,243

     ProLogis’ investments in the 15 property funds at September 30, 2004 consisted of the following components (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		N.A	N. A.	N.A	N.A.	N.A.	N. A.	N.A.
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Funds VI (7)	FundVII(8)
Equity interest	$194.7	$54.3	$14.4	$12.1	$8.4	$70.7	$104.9	$76.7
Distributions	(107.6)	(22.7)	(5.8)	(4.1)	(3.4)	(23.3)	—	—
ProLogis’ share of the earnings of the property fund, excluding fees earned by ProLogis	51.5	10.5	2.5	1.4	1.7	9.3	0.5	0.4

Subtotals	138.6	42.1	11.1	9.4	6.7	56.7	105.4	77.1
Adjustments to carrying value(16)	(28.3)	(8.4)	(6.8)	(5.6)	(4.3)	(16.8)	(0.9)	(0.5)
Other, net(17)	2.1	2.5	1.2	0.9	0.7	4.7	1.0	0.6

Subtotals	112.4	36.2	5.5	4.7	3.1	44.6	105.5	77.2
Other receivables (payables)	0.2	0.3	0.2	0.2	0.1	11.4	0.3	0.2

Totals	$112.6	$36.5	$5.7	$4.9	$3.2	$56.0	$105.8	$77.4

	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
	N.A	N. A.	N.A	N.A.	N.A.	European	Japan
	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	Fund VIII(9)	Fund IX(10)	FundX(11)	Fund XI(12)	Fund XII(13)	Fund (14)	Fund (15)
Equity interest	$39.4	$40.7	$44.8	$36.3	$39.2	$327.8	$41.1
Distributions	—	—	—	(0.4)	—	(70.0)	(1.8)
ProLogis’ share of the earnings of the property fund, excluding fees earned by ProLogis	0.3	0.3	0.4	0.1	0.2	24.0	4.1

Subtotals	39.7	41.0	45.2	36.0	39.4	281.8	43.4
Adjustments to carrying value(16)	(0.5)	(0.3)	(0.5)	—	—	(80.0)	(17.0)
Other, net(17)	0.3	(0.1)	(0.2)	—	—	68.5	2.2

Subtotals	39.5	40.6	44.5	36.0	39.4	270.3	28.6
Other receivables (payables)	0.1	0.1	0.1	0.1	0.1	11.8	37.5

Totals	$39.6	$40.7	$44.6	$36.1	$39.5	$282.1	$66.1

     ProLogis’ proportionate shares of the earnings or losses of the property funds recognized under the equity method, interest income on advances to the property funds, if any, and fees earned for services provided to the property funds were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
ProLogis California(1)	$3,747	$3,383	$12,030	$10,668
ProLogis North American Properties Fund I(2)	1,184	1,311	3,743	4,248
ProLogis North American Properties Fund II(3)	743	501	2,276	1,744
ProLogis North American Properties Fund III(4)	531	673	1,929	2,134
ProLogis North American Properties Fund IV(5)	469	410	1,412	1,247
ProLogis North American Properties Fund V(6)	3,625	3,090	9,521	9,500
ProLogis North American Properties Fund VI(7)	850	—	852	—
ProLogis North American Properties Fund VII(8)	707	—	708	—
ProLogis North American Properties Fund VIII(9)	463	—	464	—
ProLogis North American Properties Fund IX(10)	449	—	450	—
ProLogis North American Properties Fund X(11)	566	—	567	—
ProLogis North American Properties Fund XI(12)	233	—	233	—
ProLogis North American Properties Fund XII(13)	259	—	259	—
ProLogis European Properties Fund(14)	8,772	5,696	27,078	17,747
ProLogis Japan Properties Fund(15)	1,909	698	5,057	1,217

Totals	$24,507	$15,762	$66,579	$48,505

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

•	Members are ProLogis (50%) and New York State Common Retirement Fund (50%);

•	Owned 79 properties aggregating 13.0 million square feet at September 30, 2004;

•	Acquired two properties aggregating 0.3 million square feet from third parties and disposed of two properties aggregating 0.3 million square feet during the nine months ended September 30, 2004;

•	All but three of the properties owned were contributed by ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles/Orange County market;

•	ProLogis California has the right of first offer with respect to properties that ProLogis develops, excluding properties developed under build to suit lease agreements, in certain counties included in ProLogis’ Los Angeles/Orange County market; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.8 million for both the three months ended September 30, 2004 and 2003, respectively, and $2.6 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively.

(2)	ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 30, 2000;

•	Members are ProLogis (41.3%) and State Teachers’ Retirement Board of Ohio (58.7%) ;

•	Owned 36 properties aggregating 9.4 million square feet at September 30, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 16 markets in the United States;

•	ProLogis’ ownership interest was 20% prior to January 15, 2001; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million for both the three months ended September 30, 2004 and 2003, and $1.8 million and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively.

(3)	ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Partners are ProLogis (20%) and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”) (80%);

•	Owned 27 properties aggregating 4.5 million square feet at September 30, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 13 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.5 million for both the three months ended September 30, 2004 and 2003 and $1.7 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively.

(4)	ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Partners are ProLogis (20%) and an affiliate of First Islamic Bank (80%);

•	Owned 34 properties aggregating 4.4 million square feet at September 30, 2004;

•	All properties were acquired from ProLogis;

•	Properties are located in 15 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively.

(5)	ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Partners are ProLogis (20%) and an affiliate of First Islamic Bank; (80%)

•	Owned 17 properties aggregating 3.5 million square feet at September 30, 2004;

•	All properties were acquired from ProLogis;

•	Properties are located in 10 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.3 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, and $0.9 million for both the nine months ended September 30, 2004 and 2003.

(6)	ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests (direct and indirect) of the ProLogis-Macquarie Fund at September 30, 2004 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia, and a company that was formed to act as manager of the ProLogis-Macquarie Fund. ProLogis and a United States subsidiary of Macquarie Bank Limited (“Macquarie Bank”) each have a 50% ownership interest in the manager of the ProLogis-Macquarie Fund;

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 85.8% at September 30, 2004 through its 96.4% weighted ownership interest in two entities that collectively owned 89.0% of the ProLogis-Macquarie Fund. MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 83.1% at September 30, 2003;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 11.5% at September 30, 2004 based on its 11.0% direct ownership interest in the ProLogis-Macquarie Fund and its 0.6% ownership interest in two entities that collectively own 89.0% of the ProLogis-Macquarie Fund. ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.0% at September 30, 2003;

•	Macquarie Bank’s effective ownership interest in the ProLogis-Macquarie Fund was 2.7% at September 30, 2004 based on its 3.0% ownership interest in two entities that collectively own 89.0% of the ProLogis-Macquarie Fund. Macquarie Bank’s effective ownership interest was 2.9% at September 30, 2003;

•	ProLogis refers to the combined entities in which it has ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interest in this property fund has ranged from 11.4% to 16.9% since the property fund’s inception;

•	ProLogis reduced its ownership interest in the ProLogis-Macquarie Fund in June 2004 by exchanging a portion of its investment into units of MPR as allowed under certain formation agreements. Upon receipt of the units of MPR, ProLogis sold them in the public market. The sale generated net proceeds of $13.2 million. ProLogis recognized a net gain on the disposition of the investment of $3.3 million;

•	Owned 114 properties aggregating 26.7 million square feet at September 30, 2004 (including 18 properties aggregating 3.3 million square feet that have been contributed by ProLogis during 2004);

•	Acquired seven properties aggregating 2.7 million square feet from third parties during 2004;

•	All but seven of the properties owned were acquired from ProLogis;

•	Properties are located in 24 markets in the United States and four markets in Mexico;

•	At September 30, 2004, ProLogis had guaranteed $29.4 million of borrowings of ProLogis North American Properties Fund V. ProLogis provided these guarantees on short-term borrowings associated with the contribution of properties. The borrowings that are guaranteed mature in December 2004 and ProLogis expects that they will be repaid with the proceeds from a secured debt financing that will not be guaranteed by ProLogis;

•	ProLogis committed to offer to contribute all of the properties that it developed and stabilized during 2003 in North America (excluding properties that are covered under the agreement with ProLogis California) to ProLogis North American Properties Fund V. This commitment originally expired on December 31, 2003. However, on June 29, 2004, both parties agreed to extend the commitment through December 31, 2004 with respect to properties that ProLogis develops, stabilizes and desires to dispose of in North America during 2004 (excluding properties that are covered under an agreement with ProLogis California). ProLogis North American Properties Fund V is not obligated to acquire any of the properties that ProLogis expects it will offer to contribute in 2004. Accordingly, ProLogis cannot predict the extent to which ProLogis North American Properties Fund V will continue to acquire properties from ProLogis during the remainder of 2004; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $2.0 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively, and $5.6 million and $6.8 million for the nine months ended September 30, 2004 and 2003, respectively.

In addition to property management and asset management fees recognized in 2004, ProLogis recognized fees associated with the acquisition of properties directly by the property fund of $0.2 million and $1.1 million for the three and nine months, respectively, and with debt placement of $0.3 million for both the three and nine months.

In addition to property management and asset management fees recognized in 2003, ProLogis recognized fees associated with the acquisition of properties directly by the property fund of $0.2 million and $1.0 million for the three and nine months, respectively, and with debt placement of $0.2 million and $1.0 million for the three and nine months, respectively. Also, in the second quarter of 2003, ProLogis recognized $1.6 million of income that was earned based on certain performance criteria.

(7)	ProLogis North American Properties Fund VI:

•	Formed on May 3, 2004 and began operations on June 30, 2004;

•	Originally formed to acquire properties as part of the Keystone Transaction (see Note 2);

•	Ownership interests held by ProLogis (20%) and an affiliate of an investment fund managed by Eaton Vance Management (80%);

•	Owned 22 properties aggregating 8.6 million square feet at September 30, 2004 (including 17 properties aggregating 7.5 million square feet acquired in the Keystone Transaction – see Note 2);

•	Five properties aggregating 1.1 million square feet were contributed by ProLogis on June 30, 2004;

•	Properties are located in seven markets in the United States; and

•	Property and asset management fees recognized by ProLogis were $0.3 million for both the three and nine months ended September 30, 2004.

(8)	ProLogis North American Properties Fund VII:

•	Formed on May 3, 2004 and began operations on June 30, 2004;

•	Originally formed to acquire properties as part of the Keystone Transaction (see Note 2);

•	Ownership interests held by ProLogis (20%) and an affiliate of an investment fund managed by Eaton Vance Management (80%);

•	Owned 29 properties aggregating 6.1 million square feet at September 30, 2004 (including 25 properties aggregating 5.5 million square feet acquired in the Keystone Transaction – see Note 2);

•	Four properties aggregating 0.6 million square feet were contributed by ProLogis on June 30, 2004;

•	Properties are located in eight markets in the United States; and

•	Property and asset management fees recognized by ProLogis were $0.3 million for both the three and nine months ended September 30, 2004.

(9)	ProLogis North American Properties Fund VIII:

•	Formed on May 3, 2004 and began operations on June 30, 2004;

•	Originally formed to acquire properties as part of the Keystone Transaction (see Note 2);

•	Ownership interests held by ProLogis (20%) and an affiliate of an investment fund managed by Eaton Vance Management (80%);

•	Owned 24 properties aggregating 3.1 million square feet at September 30, 2004 (including 20 properties aggregating 2.7 million square feet acquired in the Keystone Transaction – see Note 2);

•	Four properties aggregating 0.4 million square feet were contributed by ProLogis on June 30, 2004;

•	Properties are located in 10 markets in the United States; and

•	Property and asset management fees recognized by ProLogis were $0.1 million for both the three and nine months ended September 30, 2004.

(10)	ProLogis North American Properties Fund IX:

•	Formed on May 3, 2004 and began operations on June 30, 2004;

•	Originally formed to acquire properties as part of the Keystone Transaction (see Note 2);

•	Ownership interests held by ProLogis (20%) and an affiliate of an investment fund managed by Eaton Vance Management (80%);

•	Owned 21 properties aggregating 3.5 million square feet at September 30, 2004 (including 18 properties aggregating 3.2 million square feet acquired in the Keystone Transaction – see Note 2);

•	Three properties aggregating 0.3 million square feet were contributed by ProLogis on June 30, 2004;

•	Properties are located in seven markets in the United States; and

•	Property and asset management fees recognized by ProLogis were $0.2 million for both the three and nine months ended September 30, 2004.

(11)	ProLogis North American Properties Fund X:

•	Formed on May 3, 2004 and began operations on June 30, 2004;

•	Originally formed to acquire properties as part of the Keystone Transaction (see Note 2);

•	Ownership interests held by ProLogis (20%) and an affiliate of an investment fund managed by Eaton Vance Management (80%);

•	Owned 29 properties aggregating 4.2 million square feet at September 30, 2004 (including 24 properties aggregating 3.6 million square feet acquired in the Keystone Transaction – see Note 2);

•	Five properties aggregating 0.6 million square feet were contributed by ProLogis on June 30, 2004;

•	Properties are located in nine markets in the United States; and

•	Property and asset management fees recognized by ProLogis were $0.2 million for both the three and nine months ended September 30, 2004.

(12)	ProLogis North American Properties Fund XI:

•	Ownership interest in existing property fund acquired by ProLogis on August 4, 2004 as part of the Keystone Transaction (see Note 2);

•	Partners are ProLogis (20%) and AFL-CIO Building Investment Trust (80%);

•	Owned 14 properties aggregating 4.3 million square feet at September 30, 2004;

•	Properties are located in three markets in the United States; and

•	Property management fees recognized by ProLogis were $0.1 million for both the three and nine months ended September 30, 2004.

(13)	ProLogis North American Properties Fund XII:

•	Ownership interest in existing property fund acquired by ProLogis on August 4, 2004 as part of the Keystone Transaction (see Note 2);

•	Partners are ProLogis (20%) and CalEast Industrial Investors, LLC (80%);

•	Owned 12 properties aggregating 3.4 million square feet at September 30, 2004;

•	Properties are located in the New Jersey market; and

•	Property management fees recognized by ProLogis were $0.1 million for both the three and nine months ended September 30, 2004.

(14)	ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 21 third parties, primarily institutional investors, own units in the property fund. ProLogis European Properties Fund has equity commitments from 11 investors through subscription agreements aggregating 636.6 million euro (the currency equivalent of approximately $777.4 million at September 30, 2004) of which 428.3 million euro (the currency equivalent of approximately $522.9 million at September 30, 2004) was unfunded at September 30, 2004. The subscription agreements expire on August 29, 2006;

•	At September 30, 2004, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $165.3 million as of September 30, 2004) through September 15, 2009;

•	Owned 220 properties aggregating 45.2 million square feet at September 30, 2004 (including 22 properties aggregating 4.5 million square feet that were contributed by ProLogis during 2004);

•	Acquired a 0.2 million square foot property from a third party during 2004;

•	Properties have been contributed by ProLogis (174 properties, 34.0 million square feet) and acquired from third parties (46 properties, 11.2 million square feet);

•	Properties are located in 26 markets in 11 countries in Europe;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in specified markets in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain criteria, including leasing criteria;

•	ProLogis’ ownership interest was 21.6% and 29.9% at September 30, 2004 and 2003, respectively; and

•	Property management, asset management and other fees recognized by ProLogis were $6.2 million and $6.0 million for the three months ended September 30, 2004 and 2003, respectively, and $18.5 million and $17.0 million for the nine months ended September 30, 2004 and 2003, respectively.

(15)	PLD/RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis (20%) and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”) (80%);

•	The total capital commitment by the real estate investment subsidiary of GIC to the property fund is $300.0 million, of which $135.6 million was unfunded at September 30, 2004;

•	Owned 13 properties aggregating 3.9 million square feet at September 30, 2004 (including three properties aggregating 1.2 million square feet that were contributed by ProLogis during 2004);

•	Acquired five properties aggregating 1.1 million square feet from third parties during 2004;

•	Seven of the 13 properties owned by the property fund were contributed by ProLogis;

•	Properties are located in three markets in Japan;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan through June 2006 to ProLogis Japan Properties Fund, subject to the property meeting certain criteria, including leasing criteria; and

•	Property management and asset management fees recognized by ProLogis were $0.7 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and $1.9 million and $0.5 million for the nine months ended September 30, 2004 and 2003, respectively.

(16)	Under GAAP, a portion of the proceeds resulting from ProLogis’ contribution of a property to a property fund is deferred due to ProLogis’ continuing ownership in the property fund that acquires the property. The amount of the proceeds that ProLogis is unable to recognize in computing the gain on the contribution is recorded as a reduction to ProLogis’ balance sheet investment in the property fund that acquires the property. The proceeds that have not been recognized are eventually recognized when ProLogis adjusts its proportionate share of the earnings or loss of the property fund, recognized under the equity method, to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the contributed property. The proceeds not recognized are eventually recognized in results of operations by ProLogis if the property fund disposes of a property to a third party that was originally contributed to the property fund by ProLogis. ProLogis also recognizes gains associated with the previously deferred proceeds in amounts proportionate to reductions in its ownership interest in the property fund after the contribution is made. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

(17)	Includes costs associated with ProLogis’ investment in the property fund, ProLogis’ proportionate share of the accumulated other comprehensive income or loss recognized by ProLogis European Properties Fund (cumulative translation adjustments and hedge accounting adjustments) and ProLogis Japan Properties Fund

(cumulative translation adjustments) and settlement amounts either paid or reserved associated with the interest rate swap agreements and a related indemnification agreement between ProLogis and ProLogis North American Properties Funds VI through X (see Note 2).

     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at September 30, 2004 and ProLogis has assessed a nominal value to the obligation undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $402.8 million at September 30, 2004 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.8 billion at September 30, 2004.

     In August 2003, ProLogis entered into an indemnification agreement with ProLogis European Properties Fund whereby ProLogis would indemnify ProLogis European Properties Fund for certain future capital gains tax liabilities that could be incurred by ProLogis European Properties Fund associated with contributions of properties to ProLogis European Properties Fund after March 31, 2003. ProLogis’ contributions to ProLogis European Properties Fund are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis European Properties Fund at contribution. ProLogis has indemnified ProLogis European Properties Fund to the extent that ProLogis European Properties Fund: (i) incurs capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) is required to grant a discount to the buyer of shares under a share transfer transaction as a result of ProLogis European Properties Fund transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. Further, if an initial public offering of units in ProLogis European Properties Fund is undertaken, ProLogis has indemnified the unit holders of ProLogis European Properties Fund in the event the unit holders are required to accept a discount to the value of their units because the capital gain tax liability is being transferred to the holders of units in the new public entity. The agreement limits the amount that is subject to ProLogis’ indemnification with respect to each property to 100% of the actual capital gains tax liability that is deferred and transferred by ProLogis to ProLogis European Properties Fund at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $9.1 million associated with the contributions of 36 properties to ProLogis European Properties Fund during the period from April 1, 2003 to September 30, 2004.

     In June 2004, ProLogis entered into an indemnification agreement with ProLogis North American Properties Fund V whereby ProLogis would indemnify ProLogis North American Properties Fund V for certain future capital gains tax liabilities that could be incurred by ProLogis North American Properties Fund V associated with the contribution of assets located in Mexico. ProLogis’ contributions of properties located in Mexico to ProLogis North American Properties Fund V are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability in Mexico associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis North American Properties Fund V at contribution. ProLogis has indemnified ProLogis North American Properties Fund V to the extent that ProLogis North American Properties Fund V incurs capital gains tax in Mexico as a result of a sale of the real estate asset or an interest in the real estate asset. The agreement limits the amount that is subject to ProLogis’ indemnification with respect to each property located in Mexico to the lesser of (1) the actual capital gains tax paid in Mexico upon the sale of the real estate assets or (2) 100% of the capital gains tax liability in Mexico that is deferred and transferred by ProLogis to ProLogis North American Properties Fund V at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $4.0 million associated with the contributions of 20 properties located in Mexico to ProLogis North American Properties Fund V during the period from March 28, 2002 to September 30, 2004.

     Summarized financial information of the property funds as of and for the nine months ended September 30, 2004 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund VI (1)	Fund VII (1)
Total assets	$567.9	$347.4	$225.9	$200.6	$139.3	$1,149.7	$530.8	$401.4
Third party debt	$283.5	$242.3	$165.0	$150.3	$103.2	$551.2	$—	$14.4
Amounts due to ProLogis	$0.2	$0.3	$0.2	$0.2	$0.1	$11.4	$0.3	$0.2
Total liabilities	$290.8	$248.3	$170.1	$153.2	$105.6	$600.2	$6.4	$18.0
Minority interest	$—	$—	$—	$—	$—	$54.1	$—	$—
Equity	$277.1	$99.1	$55.8	$47.4	$33.7	$495.4	$524.4	$383.4
Revenues	$56.0	$32.5	$20.2	$17.3	$12.8	$85.0	$5.6	$4.5
Net earnings(3)	$17.6	$4.4	$2.2	$0.9	$2.0	$31.8	$2.5	$2.1
ProLogis’ ownership at September 30, 2004	50%	41.3%	20%	20%	20%	11.5%	20%	20%

	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
	N.A.	N.A.	N.A.	N.A.	N.A.	European	Japan
	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	Fund VIII (1)	Fund IX (1)	Fund X (1)	Fund XI (2)	Fund XII (2)	Fund	Fund
Total assets	$199.8	$207.1	$228.2	$239.4	$280.0	$3,404.6	$711.3
Third party debt	$—	$—	$—	$51.3	$80.8	$1,642.9	$314.8
Amounts due to ProLogis	$0.1	$0.1	$0.1	$0.1	$0.1	$11.8	$37.5
Total liabilities	$4.2	$3.2	$3.3	$53.2	$83.0	$1,942.3	$493.1
Minority interest	$—	$—	$—	$—	$—	$—	$—
Equity	$195.6	$203.9	$224.9	$186.2	$197.0	$1,462.3	$218.2
Revenues	$2.8	$2.8	$3.5	$3.0	$3.5	$174.4	$26.2
Net earnings(3)	$1.6	$1.5	$2.0	$0.7	$0.9	$34.4	$13.3
ProLogis’ ownership at September 30, 2004	20%	20%	20%	20%	20%	21.6%	20%

(1)	ProLogis North American Properties Funds VI through X began operations on June 30, 2004 and acquired additional properties on August 4, 2004 with the closing of the Keystone Transaction. See Note 2.

(2)	ProLogis acquired its interests in ProLogis North American Properties Funds XI and XII on August 4, 2004 as part of the Keystone Transaction. Balance sheet amounts presented are 100% of the fair values of the assets and liabilities that were determined as part of the purchase accounting adjustments associated with the Keystone Transaction. See Note 2.

(3)	ProLogis recognizes its proportionate shares of the earnings or losses of the property funds, fees that it earns from services it provides to the property funds and interest income on advances made to the property funds, if any, in its Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) under the equity method. The earnings of the property funds include interest expense on amounts due to ProLogis, if any. The earnings of ProLogis European Properties Fund include a net foreign currency exchange loss of $3.4 million.

   Other Investees

     At September 30, 2004, ProLogis had investments in six entities that perform some of ProLogis’ CDFS business activities (the “CDFS Joint Ventures”), in a temperature-controlled distribution company and in other companies that are not included in one of ProLogis’ two reportable business segments. Generally these investments were structured to allow ProLogis to continue to meet the REIT requirements of the Code. ProLogis’ investments in these companies were as follows as of the dates indicated (in thousands of U.S. dollars):

	September 30,	December 31,
	2004	2003
CDFS Joint Ventures:
United States(1)	$12,257	$—
United Kingdom(2)	11,206	12,734
China(3)	9,435	—

Totals	$32,898	$12,734

Temperature-controlled distribution investees:
CSI/Frigo LLC(4)(5)	$—	$(8,031)
TCL Holding(5)	—	121,861
Wiener Kuhlhaus(6)	3,668	—

Totals	$3,668	$113,830

Other investees:
Insight	$2,220	$2,477
ProLogis Equipment Services	9	9
Nocha LLC(7)	20,000	—

Totals	$22,229	$2,486

(1)	Represents investments in two entities that were acquired as part of the Keystone Transaction (see Note 2). One entity in which ProLogis owns a 50% interest owns a recently developed operating property with 0.8 million square feet in Indianapolis and one entity was formed to hold option rights to land in Indianapolis.

(2)	Represents ProLogis’ active investments in three joint ventures and an investment in one joint venture in which ProLogis discontinued its participation and significantly reduced its investment in November 2003. ProLogis’ ownership interest in each joint venture is 50%. At September 30, 2004, on a combined basis the three joint ventures owned land for future development (19 acres) or controlled land positions (368 acres).

(3)	In July 2004, ProLogis invested in a joint venture that subsequently acquired four operating properties aggregating 203,000 square feet in the Shanghai, China market. Also in July 2004, the joint venture acquired seven acres of land for future development. ProLogis has a 50% ownership interest in the joint venture. This joint venture intends to acquire properties that will be rehabilitated and/or repositioned as well as develop properties.

(4)	CSI/Frigo LLC is a limited liability company that owns 100% of the voting common stock of TCL Holding, representing 5% of its net earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis’ Chairman and Chief Executive Officer, owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/Frigo LLC. Through a participating note agreement between ProLogis and CSI/Frigo LLC, ProLogis can recognize 95% of the net earnings or losses of CSI/Frigo LLC.

(5)	TCL Holding, through a wholly owned subsidiary, owns and operates a temperature-controlled distribution network in Europe, primarily in France. ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest in its net earnings or losses. ProLogis’ ownership interests in TCL Holding and CSI/Frigo LLC, a holding company that has an ownership interest in TCL Holding, did not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities were not consolidated in ProLogis’

financial statements in 2003. However, upon adopting FIN 46R, ProLogis was required to consolidate these investments as of January 1, 2004. See Notes 1 and 5.

(6)	TCL Holding has an investment in a temperature-controlled distribution company operating in Austria. While ProLogis’ investment in TCL Holding was presented under the equity method, this investment was not separately reported in ProLogis’ Consolidated Condensed Balance Sheets. See Note 1.

(7)	Represents a preferred equity interest in a real estate company that was acquired by ProLogis as part of the Keystone Transaction. The preferred interest entitles ProLogis to an annual return of approximately $3 million. However, prior to the closing of the Keystone Transaction in August 2004, Nocha LLC advised Keystone and ProLogis that it was experiencing cash flow constraints and that the payment of monthly cash distributions would be impacted. While ProLogis is entitled to receive its full return on the investment, no income was recognized for the three and nine months ended September 30, 2004. ProLogis considered this situation in determining the fair value of this investment as part of its purchase accounting adjustments. See Note 2.

     ProLogis recognized its proportionate shares of the net earnings or losses of its other unconsolidated investees including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
CDFS Joint Ventures(1)	$(31)	$301	$(31)	$902
Temperature - controlled distribution investees:
CSI/Frigo LLC(2)(3)	—	(1,825)	—	(1,868)
TCL Holding(3)(4)	—	(32,677)	—	(25,944)
Wiener Kuhlhaus(5)	251	—	856	—
ProLogis Logistics(6)	(841)	—	(1,571)	—

Subtotals	(590)	(34,502)	(715)	(27,812)

Other investees:
Insight	—	—	(258)	(5)
ProLogis Equipment Services	—	—	—	57

Subtotals	—	—	(258)	52

Totals	$(621)	$(34,201)	$(1,004)	$(26,858)

(1)	For the three and nine months ended September 30, 2004, includes ProLogis’ proportionate shares of the earnings or losses of its CDFS Joint Ventures ($18,000 of income in the United States, a loss of $18,000 in China and a loss of $31,000 in the United Kingdom). For both periods in 2003, represents ProLogis’ proportionate share of the earnings of the CDFS Joint Venture in the United Kingdom in which ProLogis no longer actively participates. This CDFS Joint Venture owned 11 operating properties in 2003.

(2)	CSI/Frigo LLC recognized its 5% share of the earnings or losses of TCL Holding under the equity method through its ownership of 100% of TCL Holdings’ voting common stock. ProLogis’ non-voting membership interest in CSI/Frigo entitles it to recognize 89% of the earnings or losses of CSI/Frigo LLC. However, ProLogis and CSI/Frigo LLC entered into a note agreement that allows ProLogis to participate in up to 95% of CSI/Frigo LLC’s earnings or losses. This investment is presented on a consolidated basis in 2004.

(3)	ProLogis’ share of the losses of CSI/Frigo LLC and TCL Holding for the three and nine months ended September 30, 2003 includes its proportionate share of an impairment loss recognized by TCL Holding associated with its operations in the United Kingdom that were disposed of in December 2003.

(4)	ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest in the earnings or losses of TCL Holding. On a combined basis through its direct and indirect ownership interests, ProLogis recognized 99.75% of the earnings of TCL Holding under the equity method during the three and nine months ended September 30, 2003. This investment is presented on a consolidated basis in 2004.

(5)	ProLogis, through TCL Holding, has a 50% ownership interest in an operating company and recognizes its proportionate share of the earnings or losses of this entity under the equity method. While ProLogis’ investments in TCL Holding were presented under the equity method, this income was not separately reported by ProLogis.

(6)	Represents adjustments to the operating expenses of CS Integrated LLC (“CSI”) incurred prior to October 2002 and additional losses associated with CSI’s disposition of a significant portion of its operating assets in October 2002. CSI is owned by ProLogis Logistics Services Incorporated (“ProLogis Logistics”). Prior to the disposition transaction in October 2002, ProLogis recognized 99.23% of the earnings or losses of ProLogis Logistics under the equity method through its direct and indirect ownership interests in CSI.

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

     Properties that ProLogis disposed of to third parties are considered to be discontinued operations unless ProLogis developed such properties under a pre-sale agreement. However, properties that ProLogis contributes to property funds in which ProLogis maintains an ownership interest and acts as manager are not considered to be discontinued operations due to ProLogis’ continuing involvement with the properties. Discontinued operations recognized directly by ProLogis’ unconsolidated investees, if any, are not required to be reflected separately from ProLogis’ investment balance or separately from the earnings or losses of those entities of which ProLogis recognizes its proportionate share under the equity method.

     During the period prior to the contribution or sale but after the completion of CDFS business activities (development, rehabilitation or repositioning), ProLogis includes CDFS business assets in its operating portfolio and as a part of the property operations segment. These assets do not generally meet the criteria to be classified as held for sale or as discontinued operations. See Note 11.

   Assets Held For Sale

     The net assets of TCL Holding’s temperature - controlled distribution operations in France that are classified as held for sale consisted of the following at September 30, 2004 (in thousands of U.S. dollars):

Assets:
Property, plant and equipment	$227,882
Accumulated depreciation and amortization	(148,798)

Net property, plant and equipment	79,084
Cash	30,946
Accounts receivable	29,260
Other assets	25,500

Total assets	164,790

Liabilities:
Third party debt	237
Accounts payable	15,986
Deferred income tax liability	13,038
Other liabilities	28,244

Total liabilities	57,505

Net assets	$107,285

     TCL Holding’s operations in France that are classified as held for sale generated earnings of $4.0 million and $10.8 million for the three and nine months ended September 30, 2004, respectively. ProLogis began consolidating its investments in TCL Holding on January 1, 2004 (see Notes 1 and 4). Certain of these operations were classified as held for sale during portions of 2003. However, because ProLogis’ investments in TCL Holding were presented under the equity method during 2003, it was not required to separately reflect as discontinued operations in 2003 the portion of its investments in TCL Holding related to the French operations that were held for sale or the portion of its earnings recognized under the equity method from TCL Holding attributable to the French operations that were held for sale.

   Assets Disposed of in 2004

     ProLogis disposed of three properties during the three months ended September 30, 2004 and 15 properties during the nine months ended September 30, 2004 that met the criteria to be presented as discontinued operations and recognized net gains of $23.6 million and $30.2 million, respectively, associated with these dispositions. Of the 15 properties disposed of during 2004, eight properties were CDFS business assets. These properties generated an aggregate net gain of $31.1 million from aggregate net disposition proceeds of $232.6 million. The remaining seven properties disposed of in 2004 were held and used in ProLogis’ property operations segment. The dispositions of these properties generated an aggregate net gain of $0.7 million from aggregate net disposition proceeds of $26.4 million. Also, ProLogis recognized a net loss for the nine months ended September 30, 2004 in discontinued operations of $1.6 million, representing an adjustment to the net gain previously recognized upon the sale of TCL Holding’s operating assets in the United Kingdom in December 2003.

     The operating amounts attributable to the 15 properties that are presented as discontinued operations (other than the amounts recognized upon disposition) are as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Rental income	$902	$401	$1,347	$1,037
Rental expenses	(46)	(207)	(374)	(545)
Depreciation and amortization	(3)	(68)	(187)	(203)

Totals	$853	$126	$786	$289

6. Borrowings:

   Lines of Credit and Short-term Borrowings

     On August 18, 2004, ProLogis entered into a credit agreement with U.S. Bank National Association providing for a $95.0 million short-term borrowing arrangement that expires on December 16, 2004. Borrowings under this agreement bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (average annual interest rate of 2.19% at September 30, 2004). The balance outstanding at September 30, 2004 was repaid in October 2004 and ProLogis cannot now reborrow additional amounts under the agreement.

     On September 17, 2004, ProLogis increased its borrowing capacity under its credit agreement with Sumitomo Mitsui Banking Corporation, acting as agent for a syndicate of 20 banks, from 45.0 billion yen to 65.0 billion yen (the currency equivalent of approximately $588.0 million at September 30, 2004). All other terms of the credit agreement remain the same.

  Senior Notes

     On April 13, 2004, ProLogis issued 350.0 million euro of senior notes (the currency equivalent of approximately $427.4 million as of September 30, 2004) that are registered on the Luxembourg Stock Exchange (the “Euro Notes”). The Euro Notes will mature in April 2011 and bear interest at a fixed coupon rate of 4.375% per annum (an effective interest rate of 4.414% per annum) to be paid on an annual basis beginning in April 2005. The net proceeds from the issuance of the Euro Notes were 347.8 million euro (approximately $420.6 million). A portion of the proceeds was used to repay 76.8 million euro of borrowings under one of ProLogis’ revolving lines of credit. The remaining cash was repatriated to the United States. As of September 30, 2004, the carrying balance of the Euro Notes, net of applicable original issue discount, was $426.5 million.

     ProLogis has issued senior notes that bear interest at fixed rates to be paid on a semi-annual basis. At September 30, 2004, ProLogis had $1.34 billion of publicly issued senior notes (the “Public Notes”) and $160.0 million of senior notes issued pursuant to a private placement (the “Private Placement Notes”) (collectively the “Notes”) outstanding. The holders of the Euro Notes and the Notes, together with various other creditors of ProLogis, share in the benefits of the pledge of intercompany debt obligations pledged by certain subsidiaries of ProLogis. However, the Euro Notes and the Notes are effectively subordinated in certain respects to: (i) any debt of ProLogis secured by a lien on its real property, to the extent of the value of such real property; (ii) debt of certain subsidiaries of ProLogis that can borrow under ProLogis’ 65.0 billion yen revolving line of credit agented by Sumitomo Mitsui Banking Corporation; (iii) borrowings under ProLogis’ 25.0 million pound sterling revolving line of credit provided by the Royal Bank of Scotland plc; and (iv) debt of certain other subsidiaries of ProLogis that due to restrictions under applicable law or tax considerations, or by agreement, are not required to pledge assets to secure debt of ProLogis. In addition, as a result of the termination of a guaranty by certain subsidiaries that was temporarily in place with respect to the Public Notes, the Public Notes are effectively subordinated in certain respects to any debt of ProLogis that has the benefit of a guaranty by one or more subsidiaries of ProLogis.

   Long-Term Debt Maturities

     The approximate principal payments on ProLogis’ senior notes, secured debt and assessment bonds outstanding at September 30, 2004 that are due during the remainder of 2004, during the other years in the five-year period ending December 31, 2008 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2004	$2,411
2005	109,618
2006	321,139
2007	343,124
2008	308,832
2009 and thereafter	1,337,364

Total principal due	2,422,488
Less: Original issue discount	(2,595)

Total carrying value	$2,419,893

7. Shareholders’ Equity:

   Common Shares

     ProLogis had 183,468,734 and 180,182,615 Common Shares outstanding at September 30, 2004 and December 31, 2003, respectively.

     ProLogis sells and/or issues Common Shares under various Common Share plans, including share - based compensation plans:

•	1999 Dividend Reinvestment and Share Purchase Plan, amended in November 2002 (the “1999 Common Share Plan”): Allows holders of Common Shares to automatically reinvest Common Share distributions and certain holders and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares that are acquired under the 1999 Common Share Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such Common Shares, as determined by ProLogis. ProLogis generated net proceeds of $21.3 million from the issuance of 792,000 Common Shares during the nine months ended September 30, 2004 under the 1999 Common Share Plan.

•	Continuous equity offering plan: Allows ProLogis to sell up to 7,400,000 Common Shares through two designated agents who earn a fee of between 2.0% and 2.25% of the gross proceeds. Through September 30, 2004, ProLogis sold 679,000 Common Shares under this plan generating net proceeds to ProLogis of $23.8 million.

•	Long-term incentive plan (the “Incentive Plan”) and Share Option Plan for Outside Trustees (the “Outside Trustees Plan”): Certain employees and members of the Board of Trustees (the “Board”) participate in these share - based compensation plans that provide compensation, generally in the form of Common Shares. Under the Incentive Plan and the Outside Trustees Plan, the exercise of share options and other share awards generated net proceeds to ProLogis of $31.2 million and resulted in the issuance of 1,769,000 Common Shares during the nine months ended September 30, 2004. Also in 2004, certain employees who earned share awards under the Incentive Plan received cash payments of $0.6 million in lieu of Common Shares.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares, subject to certain restrictions. During the nine months ended September 30, 2004, 30,000 Common Shares were purchased under the Employee Share Plan generating net proceeds to ProLogis of $0.8 million.

     In 2004, ProLogis issued 16,000 Common Shares upon exchange of limited partnership units in two of ProLogis’ majority-owned and controlled real estate partnerships.

   Preferred Shares

     At September 30, 2004, ProLogis had three series of preferred shares of beneficial interest (“Preferred Shares”) outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of Preferred Shares outstanding have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. After the respective redemption dates, each series of Preferred Shares can be redeemed at ProLogis’ option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of Preferred Shares. With respect to the payment of dividends, each series of Preferred Shares ranks on parity with ProLogis’ other series of Preferred Shares.

     ProLogis’ Preferred Shares outstanding at September 30, 2004 are summarized as follows (amounts in U.S. dollars as applicable):

				Dividend
		Stated		Equivalent Based	Optional
	Number of Shares	Liquidation	Dividend	on Liquidation	Redemption
	Outstanding	Preference	Rate	Preference	Date
Series C Preferred Shares	2,000,000	$50.00	8.54%	$4.27 per share	11/13/26
Series F Preferred Shares	5,000,000	$25.00	6.75%	$1.69 per share	11/28/08
Series G Preferred Shares	5,000,000	$25.00	6.75%	$1.69 per share	12/30/08

     ProLogis’ outstanding Series D Preferred Shares (5,000,000 shares) were redeemed on January 12, 2004 at the price of $25.00 per share, plus $0.066 in accrued and unpaid dividends. The total redemption value (including accrued dividends) was $125.3 million. ProLogis recognized a charge of $4.2 million representing the excess of the redemption value over the carrying value of the Series D Preferred Shares redeemed.

     ProLogis redeemed its outstanding Series E Preferred Shares (2,000,000 shares) at a price of $25.00 per share, plus $0.3685 in accrued and unpaid dividends on July 1, 2003. The total redemption value (including accrued dividends) was $50.7 million. ProLogis recognized a charge of $3.6 million representing the excess of the redemption value over the carrying value of the Series E Preferred Shares redeemed.

8. Distributions and Dividends:

   Common Share Distributions

     Distributions of $0.365 per Common Share for the first, second and third quarters of 2004 were paid on February 27, 2004, May 28, 2004 and August 31, 2004, respectively, to holders of Common Shares on February 13, 2004, May 14, 2004 and August 17, 2004, respectively. Quarterly Common Share distributions paid in 2004 are based on the annual distribution level of $1.46 per Common Share (as compared to $1.44 per Common Share in 2003) set by the Board in December 2003. The payment of Common Share distributions is subject to the discretion of the Board and is dependent upon ProLogis’ financial condition and operating results, and may be adjusted at the discretion of the Board during the year.

   Preferred Share Dividends

     The annual dividends on ProLogis’ Preferred Shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). On March 31, 2004, June 30, 2004 and September 30, 2004, ProLogis paid quarterly dividends of $1.0675 per share (Series C) and $0.421875 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on Preferred Shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

9. Earnings Per Common Share:

     Reconciliations of the numerator and denominator used to calculate basic net earnings attributable to Common Shares per share to the numerator and denominator used to calculate diluted net earnings attributable to Common Shares per share for the periods indicated are as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings (loss) attributable to Common Shares	$79,758	$(7,379)	$202,550	$78,807
Minority interest share in earnings	1,344	—	3,811	—

Adjusted net earnings (loss) attributable to Common Shares	$81,102	$(7,379)	$206,361	$78,807

Weighted average Common Shares outstanding — Basic	182,213	179,458	181,451	179,023
Incremental weighted average effect of conversion of limited partnership units(1)(2)	5,219	—	4,863	—
Incremental weighted average effect of potentially dilutive instruments(1)(3)	4,611	—	4,437	2,883

Adjusted weighted average Common Shares outstanding — Diluted	192,043	179,458	190,751	181,906

Net earnings (loss) attributable to Common Shares per share — Basic	$0.44	$(0.04)	$1.12	$0.44

Net earnings (loss) attributable to Common Shares per share — Diluted	$0.42	$(0.04)	$1.08	$0.43

(1)	All potentially dilutive items are antidilutive for the three months ended September 30, 2003 because a net loss was recognized for that period.

(2)	Weighted average limited partnership units of 4,791,000 for the nine months ended September 30, 2003 were not included in the calculation of diluted net earnings attributable to Common Shares per share as the effect, on an as-converted basis, was antidilutive.

(3)	Total weighted average potentially dilutive instruments outstanding were 10,946,000 and 10,255,000 for the three months ended September 30, 2004 and 2003, respectively, and 11,287,000 and 10,525,000 for the nine months ended September 30, 2004 and 2003, respectively. Of the total potentially dilutive instruments, 155,100 and 102,500 were antidilutive for the three months ended September 30, 2004 and 2003, respectively, and 70,000 and 34,500 were antidilutive for the nine months ended September 30, 2004 and 2003, respectively.

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

     Had ProLogis recognized compensation expense for the three and nine months ended September 30, 2004 and 2003 using an option valuation model as provided in SFAS No. 123, its net earnings (loss) attributable to Common Shares and net earnings (loss) attributable to Common Shares per share for these periods would have changed as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings (loss) attributable to Common Shares:
As reported	$79,758	$(7,379)	$202,550	$78,807
Pro forma	78,578	(8,333)	199,152	76,109
Net earnings (loss) attributable to Common Shares per share:
As reported — Basic	$0.44	$(0.04)	$1.12	$0.44
As reported — Diluted	0.42	(0.04)	1.08	0.43
Pro forma — Basic	0.43	(0.05)	1.10	0.43
Pro forma — Diluted	0.42	(0.05)	1.06	0.42

     Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation expense used in the presentation above may not be representative of compensation expense to be expected in future years.

     The pro forma amounts above were calculated using the Black-Scholes model to value the option grants and the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.71%	3.33%	3.34%	3.32%
Forecasted dividend yield	4.18%	5.68%	4.18%	5.68%
Volatility	20.57%	20.13%	20.57%	20.13%
Weighted average option life	6.25 years	6.25 years	6.25 years	6.25 years

11. Business Segments:

     ProLogis has two reportable business segments:

•	Property operations — Representing the long-term ownership, management and leasing of industrial distribution properties in the United States, Mexico, Europe and Japan (either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager). Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable business segment based upon geographic location.

•	CDFS business — representing the development, acquisition and rehabilitation and/or acquisition and repositioning of industrial distribution properties in the United States, Mexico, Europe, Japan and China (either directly or through unconsolidated investees) with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager or to sell the developed properties to third parties. Additionally, ProLogis earns fees for development activities on behalf of customers or third parties and realizes profits from the sales of land parcels when its development plans no longer include these parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable business segment based upon geographic location.

     The assets of the CDFS business segment generally include properties under development and land held for development. During the period between the completion of CDFS business segment activities (development, rehabilitation and/or repositioning) associated with a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is part of the net operating income of the CDFS business segment. Certain sales to third parties are presented as discontinued operations. See Note 5.

     Reconciliations are presented below for: (i) each reportable business segment’s income from external customers to ProLogis’ total revenues; (ii) each reportable business segment’s net operating income from external customers to ProLogis’ earnings before minority interest; and (iii) each reportable business segment’s assets to ProLogis’ total assets. ProLogis’ chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of ProLogis’ revenues, earnings before minority interest and assets are allocated to each reportable business segment’s income, net operating income and assets. Items that are not directly assignable to a segment are reflected as reconciling items. The following reconciliations are presented in thousands of U.S. dollars:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income:
Property operations(1):
United States(2)(3)	$134,725	$133,298	$404,750	$408,929
Mexico(2)	3,511	3,865	11,184	14,433
Europe(3)	8,856	6,212	24,903	19,818
Japan	1,343	279	6,302	638

Total property operations segment	148,435	143,654	447,139	443,818

CDFS business:
United States	96	303	421	822
Europe	277	697	1,928	773
Japan	—	14	73	14

Total CDFS business segment	373	1,014	2,422	1,609

ProLogis’ total revenues	$148,808	$144,668	$449,561	$445,427

Net operating income:
Property operations(4):
United States(2)(3)(5)	$109,654	$106,875	$323,044	$322,566
Mexico(2)	2,957	3,409	9,632	13,245
Europe(3)(5)(6)	10,306	5,215	29,928	18,908
Japan	2,496	699	8,473	1,381

Total property operations segment	125,413	116,198	371,077	356,100

CDFS business(7)(8):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
United States(9)(10)(11)	5,920	10,459	30,144	47,413
Mexico(12)	—	3,990	5,246	3,980
Europe(9)(13)	31,623	5,702	63,154	25,088
Japan(14)	15,570	4,940	34,792	8,433
China(9)	(18)	—	(18)	—

Total CDFS business segment	53,095	25,091	133,318	84,914

Reconciling items:
Loss from other unconsolidated investees(15)	(590)	(34,502)	(973)	(27,760)
General and administrative expenses	(20,678)	(16,432)	(60,381)	(46,671)
Depreciation and amortization expense	(42,730)	(41,310)	(127,646)	(123,410)
Relocation expenses	(2,154)	—	(2,845)	—
Interest expense	(38,287)	(39,069)	(115,601)	(115,856)
Interest and other income	829	223	2,037	1,199

Total reconciling items	(103,610)	(131,090)	(305,409)	(312,498)

ProLogis’ earnings before minority interest	$74,898	$10,199	$198,986	$128,516

	September 30,	December 31,
	2004	2003
Assets:
Property operations(16):
United States(2)(17)	$4,178,135	$3,714,022
Mexico(2)	94,275	115,922
Europe(17)	680,152	802,639
Japan(17)	66,357	52,914

Total property operations segment	5,018,919	4,685,497

CDFS business:
United States(17)	367,149	224,086
Mexico	31,691	28,373
Europe(17)	748,600	659,874
Japan	308,520	243,064
China(17)	9,435	—

Total CDFS business segment	1,465,395	1,155,397

Reconciling items:
Investments in and advances to unconsolidated investees(15)	25,897	116,316
Cash and cash equivalents	207,095	331,503
Accounts and notes receivable	701	1,682
Other assets	110,079	77,071
Discontinued operations – assets held for sale	164,790	—

Total reconciling items	508,562	526,572

ProLogis’ total assets	$6,992,876	$6,367,466

(1)	Amounts include the revenues generated by ProLogis’ operations that are reported on a consolidated basis, including the fees earned by ProLogis for providing services to its unconsolidated property funds. See Note 4.

(2)	Although certain properties owned by ProLogis North American Properties Fund V are located in Mexico (20 properties at September 30, 2004 and 15 properties at September 30, 2003), ProLogis classifies its entire investment in ProLogis North American Properties Fund V, the associated income recognized under the equity method from its investment in this property fund and the fees earned from this property fund as part of the United States income, net operating income and assets of the property operations segment.

(3)	Excludes rental income of $902,000 ($23,000 for the United States and $879,000 for Europe) and $401,000 (all for the United States) for the three months ended September 30, 2004 and 2003, respectively, and $1,347,000 ($468,000 for the United States and $879,000 for Europe) and $1,037,000 (all for the United

States) for the nine months ended September 30, 2004 and 2003, respectively, associated with properties sold to third parties during 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss). See Note 5.

(4)	Amounts include the operations of ProLogis that are reported on a consolidated basis, including the fees earned by ProLogis for providing services to its unconsolidated property funds and ProLogis’ proportionate shares of the earnings or losses of its unconsolidated property funds recognized under the equity method. See Note 4.

(5)	Excludes rental expenses of $46,000 ($15,000 for the United States and $31,000 for Europe) and $207,000 ($140,000 for the United States and $67,000 for Europe) for the three months ended September 30, 2004 and 2003, respectively, and $374,000 ($189,000 for the United States and $185,000 for Europe) and $545,000 ($367,000 for the United States and $178,000 for Europe) for the nine months ended September 30, 2004 and 2003, respectively, associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss). See Note 5.

(6)	Amounts recognized under the equity method from an unconsolidated property fund operating in Europe include net foreign currency exchange losses of $0.5 million and $4.4 million for the three months ended September 30, 2004 and 2003, respectively, and $0.8 million and $12.2 million for the nine months ended September 30, 2004 and 2003, respectively. See Note 4.

(7)	Net proceeds from dispositions of CDFS business assets were as follows:

•	United States: $42.5 million and $83.4 million for the three months ended September 30, 2004 and 2003, respectively, and $237.0 million and $357.2 million for the nine months ended September 30, 2004 and 2003, respectively;

•	Mexico: $23.9 million for the three months ended September 30, 2003 and $21.2 million and $24.2 million for the nine months ended September 30, 2004 and 2003, respectively;

•	Europe: $168.8 million and $66.1 million for the three months ended September 30, 2004 and 2003, respectively, and $436.2 million and $276.5 million for the nine months ended September 30, 2004 and 2003, respectively; and

•	Japan: $70.4 million and $35.6 million for the three months ended September 30, 2004 and 2003, respectively, and $217.3 million and $76.0 million for the nine months ended September 30, 2004 and 2003, respectively.

(8)	Excludes net gains from dispositions of $21.7 million (all for Europe) for the three months ended September 30, 2004 and $31.1 million ($2.6 million for the United States and $28.5 million for Europe) for the nine months ended September 30, 2004 associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss). See Note 5.

(9)	Includes amounts recognized under the equity method. See Note 4.

(10)	Includes $6.4 million and $10.9 million of net gains (including previously deferred amounts) for the three months ended September 30, 2004 and 2003, respectively, and $20.0 million and $44.3 million of net gains (including previously deferred amounts) for the nine months ended September 30, 2004 and 2003, respectively, recognized by ProLogis related to the contributions of properties to ProLogis North American Properties Fund V. See Note 4.

(11)	For the nine months ended September 30, 2004, includes $10.9 million of net gains recognized by ProLogis related to the contributions of properties to ProLogis North American Properties Funds VI through X on June 30, 2004. See Notes 2 and 4.

(12)	Includes $4.0 million of net gains (including previously deferred amounts) for the three months ended September 30, 2003 and $5.3 million and $4.4 million of net gains (including previously deferred amounts) for the nine months ended September 30, 2004 and 2003, respectively, recognized by ProLogis related to the contributions of properties to ProLogis North American Properties Fund V. See Note 4.

(13)	Includes $13.9 million and $4.0 million of net gains (including previously deferred amounts) for the three months ended September 30, 2004 and 2003, respectively, and $41.4 million and $22.4 million of net gains (excluding previously deferred amounts) for the nine months ended September 30, 2004 and 2003, respectively, recognized by ProLogis related to the contributions of properties to ProLogis European Properties Fund. See Note 4.

(14)	Amounts recognized by ProLogis are all related to the contributions of properties to ProLogis Japan Properties Fund. Gains recognized for the nine months ended September 30, 2004 include a net gain of $4.7 million recognized by ProLogis as a result of earning contingent proceeds associated with a 2003 contribution of a property to ProLogis Japan Properties Fund. See Note 4.

(15)	These amounts relate to unconsolidated investees that do not operate in one of ProLogis’ two reportable business segments. See Note 4.

(16)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold as follows:

•	United States: $374.6 million and $388.2 million at September 30, 2004 and December 31, 2003, respectively;

•	Mexico: $46.8 million and $59.8 million at September 30, 2004 and December 31, 2003, respectively; and

•	Europe: $347.1 million and $480.3 million at September 30, 2004 and December 31, 2003, respectively.

(17)	Amounts include investments presented under the equity method. See Note 4.

12. Supplemental Cash Flow Information:

   Non-Cash Investing and Financing Activities

     Non-cash investing and financing activities for the nine months ended September 30, 2004 and 2003 are as follows:

•	ProLogis received $84.8 million and $50.4 million of equity interests in property funds from the contributions of properties to the respective property funds during the nine months ended September 30, 2004 and 2003, respectively.

•	Net foreign currency translation adjustments of $10.4 million and $45.5 million were recognized during the nine months ended September 30, 2004 and 2003, respectively.

•	During the nine months ended September 30, 2004 and 2003, ProLogis capitalized portions of the total cost of its share-based compensation awards of $3.5 million and $3.3 million, respectively, to the investment basis of its real estate assets.

•	As partial consideration for certain property contributions, ProLogis received $12.1 million and $94.6 million in the form of notes receivable from ProLogis North American Properties Fund V during the nine months ended September 30, 2004 and 2003, respectively. Of the notes received in 2003, $69.7 million was repaid prior to September 2003. Of the notes received in 2004, $3.2 million was repaid prior to September 2004.

•	As partial consideration for certain dispositions of properties to third parties during the nine months ended September 30, 2004, ProLogis received notes receivable of $50.9 million.

•	ProLogis assumed $14.5 million of secured debt in connection with the acquisition of a property in 2004. This property was contributed to ProLogis North American Properties Fund VII in June 2004 and the property fund assumed the debt.

•	Minority interest liability of $201,000 was settled with the conversion of limited partnership units into Common Shares in 2004.

   Other Information

     The amount of interest paid in cash for the three months ended September 30, 2004 and 2003 was $46.1 million and $44.9 million, respectively, and for the nine months ended September 30, 2004 and 2003 was $137.2 million and $134.3 million, respectively.

     In connection with the Keystone Transaction described in Note 2, ProLogis assumed minority interest liabilities valued at $41.1 million (including approximately $30.0 million of limited partnership units issued by ProLogis) and secured debt valued at $13.1 million. See Note 2.

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

     Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties, primarily global commercial banks. ProLogis does not anticipate non-performance by any of the counterparties to its derivative instruments. However, should a counterparty fail to perform, ProLogis would incur a financial loss to the extent a positive fair market value is attributable to ProLogis’ derivative contract position.

     The following table summarizes the activity in ProLogis’ derivative instruments for the nine months ended September 30, 2004 (in millions of U.S. dollars):

	Foreign Currency	Foreign Currency	Interest
	Put Options(1)	Forward Swap(2)	Rate Swaps(3)
Notional amounts at December 31, 2003	$57.9	$47.4	$94.7
New contracts	19.6	71.8	190.9
Matured or expired contracts	(57.9)	(119.2)	(235.6)

Notional amounts at September 30, 2004	$19.6	$—	$50.0

(1)	The foreign currency put option contracts are paid in full at execution and are related to ProLogis’ operations in Europe and Japan. The put option contracts provide ProLogis with the option to exchange euro, pound sterling or yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts outstanding at September 30, 2004 represent the U.S. dollar equivalent of 9.0 million euro and 4.7 million pound sterling. The outstanding contracts do not qualify for hedge accounting treatment and have been marked-to-market through results of operations at both September 30, 2004 and December 31, 2003.

(2)	The foreign currency forward swap contracts were designated as net investment hedges of certain of ProLogis’ investments in Europe and allowed ProLogis to sell euro at a fixed exchange rate to the U.S. dollar. The contracts were entered into in anticipation of the issuance of the Euro Notes (see Note 6). The aggregate notional amount of these contracts was 97.5 million euro (the currency equivalent of approximately $119.2 million at settlement). The contracts were settled in April 2004 when the Euro Notes were issued. These contracts qualified for hedge accounting treatment and ProLogis recognized the total increase in value of the contracts of $1.7 million in other comprehensive income in shareholders’ equity upon settlement.

(3)	In 2003 and 2004, ProLogis entered into interest rate swap contracts with an aggregate notional amount of 150.0 million euro (the currency equivalent of approximately $185.6 million at settlement) related to the anticipated issuance of the Euro Notes (see Note 6). The contracts, designated as cash flow hedges, allowed ProLogis to fix a portion of the interest rate associated with the seven-year Euro Notes that were issued in April 2004. These contracts qualified for hedge accounting treatment and ProLogis recognized a total decrease in value of $5.6 million in other comprehensive income in shareholders’ equity upon settlement of the contracts. No ineffectiveness was recognized. The amount reported in other comprehensive income related to these derivative contract is reclassified to interest expense as interest payments are made on the Euro Notes. Through September 30, 2004, $0.3 million of expense had been reclassified.

In July 2004, ProLogis entered into two interest rate swap contracts, each with a notional amount of $50.0 million, in anticipation of a future debt offering. These contracts qualified for hedge accounting treatment. ProLogis recognized $0.3 million of expense upon termination of one of the contracts in the third quarter of 2004 prior to the completion of a debt offering. ProLogis recognized a mark-to-market adjustment of $1.3 million in other comprehensive income in shareholders’ equity representing a decrease in value of the contract that is still in effect at September 30, 2004.

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

     We have reviewed the accompanying consolidated condensed balance sheet of ProLogis and subsidiaries as of September 30, 2004, and the related consolidated condensed statements of earnings (loss) and comprehensive income (loss) for the three month and nine month periods ended September 30, 2004 and 2003, and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These consolidated condensed financial statements are the responsibility of ProLogis’ management.

     We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Los Angeles, California
October 27, 2004

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

     Results of Operations:

•	ProLogis recognized net earnings attributable to Common Shares of $202.6 million and $78.8 million for the nine months ended September 30, 2004 and 2003, respectively. ProLogis recognized net earnings attributable to Common Shares of $79.8 million for the three months ended September 30, 2004 and a net loss attributable to Common Shares of $7.4 million for the three months ended September 30, 2003.

•	Net operating income of ProLogis’ property operations segment increased by $15.0 million for the nine months in 2004 over the same period in 2003; stabilized leased percentage at September 30, 2004 was 0.25% higher than at September 30, 2003; rental rates on new leases of previously leased space decreased by 5.4% for the nine months in 2004; and same store net operating income, as defined, for the nine months in 2004 increased by 0.04% from the nine months in 2003.

•	Income from ProLogis’ property funds increased by $18.1 million for the nine months in 2004 over the same period in 2003, including an increase in fees earned from property funds of $3.6 million.

•	Net operating income of ProLogis’ CDFS business segment was $48.4 million higher for the nine months in 2004 than for the same period in 2003 (when considering the net gains that are presented as discontinued operations in 2004, this segment’s net operating income increased by $79.5 million for the nine months in 2004 over the same period in 2003).

     Liquidity and Capital Resources:

•	ProLogis generated net cash flow from operating activities for the nine months in 2004 of $344.7 million.

•	ProLogis used net cash in its investing activities of $627.9 million for the nine months in 2004 (used $1.20 billion for real estate investments, used $510.6 million for the Keystone Transaction and generated $1.04 billion from contributions and sales of properties and land parcels).

•	ProLogis issued 350.0 million of Euro Notes in April 2004 generating net proceeds of 347.8 million euro (the currency equivalent of approximately $420.6 million at the date of issue).

•	ProLogis redeemed its outstanding Series D Preferred Shares using cash of $125.0 million.

•	ProLogis distributed $0.365 per Common Share in February 2004, May 2004 and August 2004 for aggregate distributions paid of $198.6 million.

Results of Operations

   Nine Months Ended September 30, 2004 and 2003

     ProLogis’ net earnings attributable to Common Shares were $202.6 million and $78.8 million for the nine months ended September 30, 2004 and 2003, respectively. Basic and diluted net earnings attributable to Common Shares were $1.12 and $1.08 per share, respectively, for the nine months ended September 30, 2004 and $0.44 and $0.43 per share, respectively, for the nine months ended September 30, 2003.

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

	September 30, 2004		December 31, 2003		September 30, 2003
		Square		Square		Square
	Number	Feet	Number	Feet	Number	Feet
Direct ownership	1,228	132,332	1,252	133,141	1,232	129,551
Property funds(1)	691	143,738	485	97,219	497	98,891

Totals	1,919	276,070	1,737	230,360	1,729	228,442

(1)	ProLogis’ ownership interests in the property funds ranged from 11.5% to 50% at September 30, 2004, from 14% to 50% at December 31, 2003 and from 14% to 50% at September 30, 2003.

     The net operating income of ProLogis’ property operations segment consists of: (i) rental income and rental expenses from the operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; (iii) fees and other income earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services; and (iv) interest earned on advances to the property funds, if any. The net operating income generated by operating properties that were developed or acquired in the CDFS business segment is included in the property operations segment during the interim period that these properties are included in the property operations segment, generally from the date of completion or acquisition through the date the properties are contributed or sold. See Note 11 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     The amounts recognized under the equity method represent ProLogis’ proportionate share of the earnings or loss of each property fund based on its ownership interest in the property fund for the period. The earnings or losses of the property funds include the following income and expense items, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expense; (iii) general and administrative expenses; (iv) income taxes; and (v) foreign currency exchange gains and losses, with respect to ProLogis European Properties Fund. See Notes 4 and 11 to ProLogis’ Consolidated Condensed Financial Statements

in Item 1. ProLogis’ net operating income from the property operations segment was as follows for the periods indicated (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2004	2003
Properties directly owned by ProLogis:
Rental income(1)(2)	$411,089	$411,369
Rental expenses(1)(3)	106,591	103,774

Net operating income	304,498	307,595

Property funds(4):
Income from ProLogis California(5)	12,030	10,668
Income from ProLogis North American Properties Fund I(5)	3,743	4,248
Income from ProLogis North American Properties Fund II(5)	2,276	1,744
Income from ProLogis North American Properties Fund III(5)	1,929	2,134
Income from ProLogis North American Properties Fund IV(5)	1,412	1,247
Income from ProLogis North American Properties Fund V(6)	9,521	9,500
Income from ProLogis North American Properties Fund VI(7)	852	—
Income from ProLogis North American Properties Fund VII(7)	708	—
Income from ProLogis North American Properties Fund VIII(7)	464	—
Income from ProLogis North American Properties Fund IX(7)	450	—
Income from ProLogis North American Properties Fund X(7)	567	—
Income from ProLogis North American Properties Fund XI(8)	233	—
Income from ProLogis North American Properties Fund XII(8)	259	—
Income from ProLogis European Properties Fund(9)	27,078	17,747
Income from ProLogis Japan Properties Fund(10)	5,057	1,217

Subtotal property funds	66,579	48,505

Total property operations segment	$371,077	$356,100

(1)	Amounts do not include rental income and rental expenses associated with 15 properties that are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) in Item 1. These amounts are:

•	Rental income of $1,347,000 for 2004 and $1,037,000 for 2003 and

•	Rental expenses of $374,000 for 2004 and $545,000 for 2003.

(2)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental income for each period. Rental income for the nine months in 2004 includes $2.1 million of termination and renegotiation fees as compared to similar fees recognized for the same period in 2003 of $4.3 million. In certain leasing situations, ProLogis finds it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when ProLogis believes that it can re-lease the space at rates that, when combined with the termination fee, provide a total return to ProLogis in excess of what was being earned under the original lease terms. ProLogis cannot predict the levels of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing the vacant space associated with the lease terminations in a timely manner.

Rental expense recoveries from customers, a component of rental income, were $77.2 million for the nine months in 2004 and $76.2 million for the nine months in 2003. Total rental expense recoveries were 72.4% and 73.4% of total rental expenses for the nine months in 2004 and 2003, respectively, excluding discontinued operations.

Rental income, excluding termination and renegotiation fees and rental expense recoveries, was $331.8 million for the nine months in 2004 and $330.9 million for the same period in 2003.

(3)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental expenses for each period. Rental expenses are presented before any recoveries from customers, which are a component of rental income. Rental expenses as a percentage of rental income, before rental expense recoveries and termination and renegotiation fees, were 32.1% for the nine months in 2004 as compared to 31.4% for the nine months in 2003.

(4)	The income from property funds includes fees of $36.1 million earned by ProLogis for providing services to the property funds for the nine months in 2004 and $32.5 million for the nine months in 2003. As part of the Keystone Transaction, ProLogis began earning fees in the third quarter of 2004 for property management and asset management services provided to ProLogis North American Properties Funds VI through XII associated with the additional 33.1 million square feet of properties acquired in August 2004. See Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(5)	ProLogis’ ownership interest in the property fund was the same for both periods presented and each of the property funds was in operation with substantially the same portfolio of properties for both periods presented. ProLogis’ ownership interests are: ProLogis California (50%); ProLogis North American Properties Fund I (41.3%); ProLogis North American Properties Fund II (20%); ProLogis North American Properties Fund III (20%); and ProLogis North American Properties Fund IV (20%). With respect to each property fund, fluctuations between periods in the amount that ProLogis recognizes under the equity method are generally due to occupancy levels and the amount of termination and renegotiation fees earned by the property fund. Additionally, fees earned by ProLogis for providing services to the property funds other than for property management and asset management services, can fluctuate from period to period. ProLogis’ share of the net earnings of ProLogis California for the nine months ended September 30, 2004 includes $0.7 million of net gains from the dispositions of properties.

(6)	ProLogis North American Properties Fund V has continued to acquire properties, generally from ProLogis, since it began operations in March 2002. At September 30, 2003, this property fund owned 90 properties aggregating 20.7 million square feet and, at September 30, 2004, it owned 114 properties aggregating 26.7 million square feet. ProLogis’ ownership interest in ProLogis North American Properties Fund V was 11.5% at September 30, 2004 and 14% at September 30, 2003. During the nine months in 2004 and 2003, ProLogis earned $1.4 million and $3.6 million, respectively, of fees from ProLogis North American Properties Fund V for services other than property and asset management.

(7)	ProLogis North American Properties Funds VI through X began operations on June 30, 2004 when ProLogis contributed 21 properties aggregating 3.0 million square feet to the five property funds. Upon completion of the Keystone Transaction, ProLogis North American Properties Funds VI through X collectively acquired an additional 22.5 million square feet of properties. ProLogis has a 20% ownership interest in each property fund. See Notes 2 and 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(8)	ProLogis North American Properties Funds XI and XII were formed by Keystone. ProLogis acquired Keystone’s 20% ownership interests in these property funds as part of the Keystone Transaction. These property funds own a combined 26 properties aggregating 7.7 million square feet. See Notes 2 and 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(9)	ProLogis European Properties Fund has continued to acquire properties, generally from ProLogis, since it began operations in September 1999. At September 30, 2003, this property fund owned 210 properties aggregating 42.2 million square feet and, at September 30, 2004, it owned 220 properties aggregating 45.2 million square feet. ProLogis’ ownership interest in ProLogis European Properties Fund was 21.6% at September 30, 2004 and 29.9% at September 30, 2003.

Amounts presented for ProLogis European Properties Fund include ProLogis’ proportionate share of net foreign currency exchange gains and losses recognized by the property fund (net losses of $0.8 million and $12.2 million for the nine months in 2004 and 2003, respectively). Excluding these net foreign currency exchange losses, ProLogis’ proportionate share of the earnings of ProLogis European Properties Fund would be $27.9 million and $29.9 million for the nine months in 2004 and 2003, respectively. The decrease in the income recognized by ProLogis, excluding net foreign currency exchange losses, is primarily the result of ProLogis’ lower ownership interest in 2004 from the 2003 level and higher interest expense in 2004 which offset the positive impacts of the higher average foreign currency exchange rate at which ProLogis translated the earnings of the ProLogis European Properties Fund to U.S. dollars in 2004 and the larger number of properties owned in 2004.

(10)	At September 30, 2004, ProLogis Japan Properties Fund owned 13 properties aggregating 3.9 million square feet (seven of these properties were contributed to the property fund by ProLogis). At September 30, 2003, this property fund owned four properties aggregating 1.2 million square feet. ProLogis’ ownership interest in ProLogis Japan Properties Fund was 20% at both September 30, 2004 and 2003.

     The stabilized operating properties owned by ProLogis and the property funds were 91.03% leased at September 30, 2004, 90.21% leased at December 31, 2003 and 90.78% leased at September 30, 2003. A property enters the stabilized pool at the earlier of 12 months or when it becomes substantially leased, which is defined by ProLogis generally as 93%. Therefore, ProLogis’ stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time.

     Changes in economic conditions will generally impact customer leasing decisions and absorption of new distribution properties. Weakening economic conditions in the United States and certain Western European countries and certain geopolitical concerns and uncertainties, primarily in Europe, negatively impacted ProLogis’ stabilized occupancy levels in the last half of 2002 and continued into 2003 (91.24% leased at December 31, 2002 as compared to 93.09% leased at December 31, 2001). With respect to Japan, ProLogis has not observed similar trends in economic conditions and continues to experience consistent demand for distribution space in its properties. ProLogis observed improvements in North American absorption and occupancy levels in the second and third quarters of 2004. Also in the second and third quarters of 2004, ProLogis experienced improvements in leasing activity in Europe, primarily with respect to its existing CDFS business assets that were included in the property operations segment prior to being contributed or sold.

     ProLogis does not expect economic conditions to change significantly during the remainder of 2004 and through early 2005 even though there have been some positive trends in occupancies in North America and Europe. While ProLogis believes that occupancies may continue to increase through early 2005, it does not believe that occupancies will improve to the late 2001 levels during that time. ProLogis continues to believe that shifts in distribution patterns of its customers in Europe and Japan and their needs to reduce their distribution costs have been, and will continue to be, key drivers of leasing decisions. ProLogis believes that the diversification of its global operating platform and the ProLogis Operating System® have somewhat mitigated the effects of market occupancy decreases.

     Rental rates during the nine months ended September 30, 2004 for both new and renewed leases for previously leased space (35.1 million square feet) for all properties including those owned by the property funds decreased by 5.4% as compared to a decrease in rental rates of 3.9% during the same period in 2003 for similar transactions. ProLogis believes that the negative rental rate growth experienced so far in 2004 continues to be the result of economic conditions that have depressed current market rents such that they are generally below the rents that ProLogis was earning on expiring leases. ProLogis beleives that this trend in rental rates could continue into 2005.

     ProLogis’ management evaluates the operating performance of its property operations segment, its management personnel and individual markets using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. ProLogis includes properties owned directly and properties owned by its property funds in the same store analysis. Accordingly, ProLogis defines its same store portfolio of operating properties for each quarter as those properties that have been in operation throughout the full quarter in both the current year and the prior year. When a property is disposed of to a third party it will be removed from the population for the current quarter and the corresponding quarter of the prior year only. ProLogis’ same store portfolio for the first, second and third quarters of 2004 included 207.2 million square feet, 206.7 million square feet and 206.7 million square feet, respectively. Net operating income, defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses, generated by the same store portfolio increased by 0.04% for the nine-month period in 2004 from the same period in 2003. For the nine-month period in 2003, the net operating income of the same store portfolio applicable to that period increased by 0.69% over the comparable 2002 period. The same store portfolio’s rental rates decreased during the nine months ended September 30, 2004. ProLogis believes that the factors that are resulting in decreases in net operating income and decreases in rental rates in the same store portfolio are the same as for its total portfolio. The percentage change presented is the weighted average of the measure computed separately for ProLogis and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.

     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same stock portfolio (including properties directly owned and properties owned by property funds) were $3.4 million for the 2004 period and $5.3 million for the 2003 period. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by that customer’s rent leveling asset that has been previously recognized under GAAP, if any. Removing the net termination fees from the same store calculation of rental income allows ProLogis’ management to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Customer terminations are negotiated under specific circumstances and are not subject to specific provisions or rights allowed under the lease agreements.

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

   CDFS Business

     Net operating income from ProLogis’ CDFS business segment consists primarily of: (i) gains and losses resulting from the contributions and sales of developed properties and from the contributions of properties that were acquired with the intent to contribute the properties to a property fund, including properties that have been rehabilitated and/or repositioned; (ii) gains and losses from the dispositions of land parcels; (iii) development management fees earned by ProLogis for services provided to third parties; and (iv) land holding costs and pursuit cost write-offs associated with CDFS business assets.

     Income from the CDFS business segment is dependent on ProLogis’ ability to develop and timely lease properties, or to acquire properties that eventually can be contributed to property funds or sold to third parties, generating profits to ProLogis, and ProLogis’ success in raising private capital that can be used to acquire its properties, generally accomplished through the formation of property funds, but also from other sources. For the nine months in 2004, ProLogis’ net operating income in this segment increased from the same period in 2003 by $48.4 million (an increase of $79.5 million when the gains from dispositions of CDFS business properties that are presented as discontinued operations are included). However, if the net contingent proceeds recognized in 2004 related to a 2003 contribution are excluded, the net operating income of this segment (including discontinued operations) increased by $74.8 million.

     The increase in the gains recognized in 2004 from 2003 reflects higher gross margins, particularly associated with the 2004 transactions in the United Kingdom and Japan, a higher volume of transactions (based on cost) in 2004, including more sales of land parcels in 2004, and increases in the foreign currency exchange rates that were used to translate gains recognized in Europe and Japan to U.S. dollars in 2004. ProLogis attributes the volume of transactions in 2004 to improved leasing activity for CDFS business properties, mostly in Europe, and also to its ability to raise private capital ($90.4 million of third party capital raised in the second quarter of 2004 as a result of forming five new property funds). ProLogis believes that the increase in leasing activity results from improvements in economic conditions that have positively impacted its customers’ decision-making processes with respect to changes in their distribution networks. There can be no assurance that ProLogis will be able to maintain or increase the current level of net operating income in this segment. ProLogis cannot predict the effects that any continuing economic or other uncertainties will have on its ability to lease its properties, or the length of time that such uncertainties will continue. If ProLogis is unable to timely lease its completed developments and repositioned acquisitions, it will be unable to contribute these properties to property funds or otherwise dispose of the properties and would be unable to recognize profits from its CDFS business activities in the anticipated reporting period.

     The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2004	2003
CDFS transactions:
Net proceeds from dispositions(1)	$932,705	$753,509
Contingent proceeds realized(2)	5,871	—
Proceeds deferred and not recognized(2)(3)	(30,987)	(21,064)
Recognition of previously deferred amounts(3)	4,143	1,413
Costs of assets disposed of(1)	(777,132)	(648,449)

Net gains	134,600	85,409
Development management fees and other CDFS income	2,422	1,609
Income (loss) from CDFS Joint Ventures(4)	(31)	902
Other expenses and charges(5)	(3,673)	(3,006)

Total CDFS business segment	$133,318	$84,914

CDFS transactions recognized as discontinued operations(6):
Net proceeds from dispositions	$232,555	$—
Costs of assets disposed of	(201,422)	—

Net CDFS gains in discontinued operations	$31,133	$—

(1)	Represents the net gains from the dispositions of land parcels and contributions and sales of properties as follows:

•	2004: 131 acres; 11.7 million square feet; and
•	2003: 203 acres; 13.2 million square feet.

(2)	A contribution to ProLogis Japan Properties Fund in 2003 provided for an additional $5.9 million of proceeds, the receipt of which was contingent on the satisfactory performance of certain activities by ProLogis. These activities were completed in 2004. The receipt of these proceeds resulted in the recognition of an additional gain in 2004 of $4.7 million, after deferral.

(3)	When ProLogis contributes a property to a property fund in which it has an ownership interest, ProLogis does not recognize a portion of the proceeds in its computation of the gain resulting from the contribution. The amount of the proceeds that cannot be recognized is determined based on ProLogis’ continuing ownership interest in the contributed property that arises due to ProLogis’ ownership interest in the property fund that acquires the property. ProLogis defers this portion of the proceeds by recognizing a reduction to its balance sheet investment in the respective property fund. ProLogis adjusts its proportionate share of the earnings or loss that it recognizes under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on ProLogis’ lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

When a property that ProLogis originally contributed to a property fund is disposed of to a third party by the property fund, ProLogis recognizes the net amount of the proceeds that it had previously deferred in results of operations in the period that the disposition to the third party occurs. Further, during periods when ProLogis’ ownership interest in a property fund decreases, ProLogis will recognize gains to the extent that previously deferred proceeds are recognized to coincide with ProLogis’ new ownership interest in the property fund. ProLogis’

ownership interest in ProLogis North American Properties Fund V and ProLogis European Properties Fund decreased during 2004. Accordingly, previously deferred proceeds of $4.1 million were recognized as gains in the nine months ended September 30, 2004 ($0.9 million in the third quarter). Based on decreases in ProLogis’ ownership interests in certain property funds during the first nine months in 2003, ProLogis recognized gains of $1.4 million for the nine months ended September 30, 2003 ($0.2 million in the third quarter).

(4)	Represents the income that ProLogis recognizes under the equity method from the CDFS Joint Ventures. ProLogis discontinued its participation and significantly reduced its investment in a CDFS Joint Venture operating in the United Kingdom in November 2003. The CDFS Joint Ventures in which ProLogis currently actively participates engage primarily in development activities (currently the holding of land positions for future development) However, two CDFS Joint Ventures own a total of five operating properties. The CDFS Joint Venture in which ProLogis ceased its participation and significantly reduced its investment in November 2003 owned 11 operating properties at September 30, 2003. ProLogis’ ownership interest in each of the CDFS Joint Ventures is 50%.

(5)	Includes land holding costs of $2.2 million and $2.0 million and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $1.5 million and $1.0 million for the nine months in 2004 and 2003, respectively.

(6)	Eight CDFS business properties aggregating 2.1 million square feet that were sold to third parties in 2004 met the criteria to be presented as discontinued operations in 2004. See Note 5 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     ProLogis continues to monitor leasing activity and general economic conditions in the United States as it pertains to its CDFS business segment operations with the expectation that an economic recovery, early signs of which have been observed, could provide increased CDFS business opportunities to ProLogis as companies continue optimizing their supply chains. In Europe, ProLogis believes that the continued demand for state-of-the-art distribution properties, improvement in economic conditions and lessening of geopolitical concerns have resulted, and could continue to result, in the acceleration of leasing decisions that provide opportunities for ProLogis in the CDFS business segment. Further, ProLogis believes its development activities will not be significantly affected by land entitlement constraints that currently exist in Europe because it has over 1,800 acres of land owned or controlled in Europe at September 30, 2004 and its personnel are experienced in the land entitlement process. As in Europe, ProLogis believes that demand for state-of-the-art distribution properties in Japan will continue to provide opportunities for ProLogis in the CDFS business segment. ProLogis has not observed similar trends in Japan with respect to economic and other uncertainties. In Japan, the CDFS business opportunities available to ProLogis will be limited if ProLogis is unable to acquire adequate land parcels for development.

   Other Items

     General and Administrative Expenses

     General and administrative expenses were $60.4 million for the nine months ended September 30, 2004 as compared to $46.7 million for the same period in 2003. Included in the expense recognized for 2004 are $0.9 million of expenses associated with TCL Holding. TCL Holding is presented on a consolidated basis only in 2004. See Notes 1 and 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. General and administrative expenses are primarily a function of the various business initiatives being undertaken in a given period and can vary from period to period based on these initiatives. Increases in the first nine months of 2004 over the same period in 2003 are the result of expanded operations in Japan and China, additional share-based compensation costs and increases in the foreign currency exchange rates that are used to translate expenses incurred in Europe and Asia to U.S. dollars.

Relocation Expenses

     ProLogis is relocating its corporate accounting and information technology functions from El Paso, Texas to Denver, Colorado. This process, which began in June 2004, is expected to occur over a period of six to nine months. For the nine months ended September 30, 2004, ProLogis recognized relocation expenses of $2.8 million, including $1.4 million of severance-related employee costs, $0.5 million of other costs and $0.9 million of additional depreciation associated with the non-real estate assets located in El Paso. ProLogis expects the total cost of this relocation project to be between $8.0 million and $12.0 million.

     Losses from Other Unconsolidated Investees, Net

     Amounts recognized by ProLogis under the equity method from its investments in unconsolidated investees that are not part of ProLogis’ two reportable business segments were as follows for the periods indicated (in thousands of U.S. dollars). For a discussion of these unconsolidated investees, see Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

	Nine Months Ended
	September 30,
	2004	2003
Temperature - controlled distribution investees:
CSI/Frigo LLC(1)	$—	$(1,868)
TCL Holding(1)	—	(25,944)
Weiner Kuhlhaus	856	—
ProLogis Logistics(2)	(1,571)	—

Subtotals	(715)	(27,812)

Other investees:
Insight	(258)	(5)
ProLogis Equipment Services	—	57

Subtotals	(258)	52

Totals	$(973)	$(27,760)

(1)	These investments are presented on a consolidated basis in 2004. Prologis’ share of the losses of CSI/Frigo LLC and TCL Holding for the nine months ended September 30, 2003 includes its proportionate shares of an impairment loss recognized by TCL Holding associated with its operations in the United Kingdom that were disposed of in December 2003. See Notes 1 and 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(2)	Represents adjustments to the operating expenses of CSI (which is owned by ProLogis Logistics) incurred prior to October 2002 and additional losses associated with CSI’s disposition of a significant portion of its operating assets in October 2002. Prior to the disposition transaction in October 2002, ProLogis recognized 99.23% of the earnings or losses of ProLogis Logistics under the equity method through its direct and indirect ownership interests in CSI.

     Interest Expense

     Interest expense is a function of the level of borrowings outstanding, interest rates charged on borrowings and the amount of interest capitalization that is calculated based on the volume of ProLogis’ qualifying development activities. Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2004	2003
Gross interest expense(1)	$137,775	$139,930
Premium/discount recognized, net	314	276
Amortization of deferred loan costs	4,183	4,471

Subtotal interest expense before capitalization	142,272	144,677
Less: capitalized amounts(2)	26,671	28,821

Net interest expense	$115,601	$115,856

(1)	The decrease in gross interest expense is due to lower average interest rates in 2004, which offset the higher weighted average borrowing levels during 2004.

(2)	The decrease in capitalized interest results from ProLogis’ lower average cost of debt in 2004, which offsets the effect of an increase in the volume of qualifying development activities in 2004 from 2003 levels.

     Gains Recognized on Dispositions of Non-CDFS Business Assets, Net

     From time to time, ProLogis has contributed or sold properties that have been held and used in the property operations segment. Certain sales to third parties will occur when a property is determined to have become non-strategic. Non-strategic properties are assets located in markets or submarkets that are no longer considered to be target markets or assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis’ core portfolio based on the asset’s size or configuration. Also, ProLogis contributes properties to property funds that have been held for direct, long-term investment in the property operations segment to complement the portfolio of CDFS business properties that are contributed to the property funds. In 2004, such properties that were sold to third parties have been classified as discontinued operations. The net gains or losses recognized from contributions of properties that had been held and used in the property operations segment to a property fund are included in income from continuing operations due to ProLogis’ continuing involvement with the properties. In 2003, ProLogis did not classify any sales or contributions of properties that had been held and used in the property operations segment as discontinued operations, as the effect of such reclassification would not have had a material effect on ProLogis’ financial statements.

     Contributions of long-term investment properties for the nine months ended September 30, 2004 and sales and contributions of long-term investment properties during the nine months ended September 30, 2003 were as follows:

•	2004: 0.4 million square feet of properties generating net proceeds of $17.6 million and an aggregate net gain of $6.1 million and;

•	2003: 0.5 million square feet of properties generating net proceeds of $52.5 million and an aggregate net gain of $3.4 million (a $0.4 million net gain in the first quarter of 2003, a $3.2 million net gain in the second quarter of 2003 and a $0.2 million net loss in the third quarter of 2003).

     Included in the net gain recognized for the nine months ended September 30, 2003 is $1.1 million ($1.0 million in the first quarter, $0.1 million in the second quarter) related to previous sales transactions. Adjustments to previously recognized gains or losses generally occur upon the settlement of contractual issues or due to changes in the original estimates of costs related to previous transactions.

     Gain on Partial Disposition of Investment in Property Fund

     ProLogis recognized a gain of $3.3 million in the second quarter of 2004 resulting from its exchange of a portion of its investment in ProLogis-Macquarie Fund into units of MPR, the listed property trust in Australia that had an effective ownership interest in the ProLogis-Macquarie Fund of 86% at June 30, 2004. Upon receipt of the units in MPR, ProLogis sold them in the public market, generating net proceeds of $13.2 million. See Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Foreign Currency Exchange Gains (Expenses/Losses), Net

     ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate its foreign currency exchange exposure, ProLogis borrows in the functional currency of the borrowing entity when possible. Certain of ProLogis’ intercompany debt are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee. Additionally, ProLogis utilizes derivative financial instruments to manage certain foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to ProLogis’ projected net income from its operations in Europe and Japan. See Note 13 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

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

	Nine Months Ended
	September 30,
	2004	2003
Gains (losses) from remeasurement of third party and certain intercompany debt, net(1)	$7,013	$(8,037)
Gains (losses) from the settlement of third party and certain intercompany debt, net(1)	3,533	(737)
Transaction losses, net	(148)	(62)
Derivative financial instruments — put option contracts(2):
Expense associated with contracts expiring during the period	(1,640)	(2,148)
Mark-to-market gains on outstanding contracts, net	1,124	243

Totals	$9,882	$(10,741)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss in the period that the settlement occurs.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and is marked-to-market by ProLogis as of the end of each subsequent reporting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain.

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

     Current income tax expense was $18.2 million and $1.9 million for the nine months in 2004 and 2003, respectively. ProLogis recognized deferred income tax expense of $12.0 million and $9.9 million for the nine months in 2004 and 2003, respectively.

     Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment in addition to state income taxes and taxes incurred in foreign jurisdictions. During the third quarter of 2004, ProLogis disposed of a higher volume of properties to third parties that were located in the United Kingdom generating a higher level of net gains that are included in its taxable income in that country. The deferred income tax component of total income taxes is a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. Upon execution of certain indemnification agreements, ProLogis began recognizing deferred income tax liabilities associated with certain property contributions to ProLogis European Properties Fund (beginning in the third quarter of 2003) and ProLogis North American Properties Fund (beginning in the second quarter of 2004). Under these indemnification agreements, ProLogis will continue to recognize deferred income tax liabilities related to its future contributions to ProLogis European Properties Fund and ProLogis North American Properties Fund V (contributions of properties located in Mexico only). Of the total deferred income tax expense recognized during the first nine months of 2004 and 2003, $9.5 million and $2.9 million, respectively, are related to the indemnification agreements. See Note 4 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

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

     As of and for the nine months ended September 30, 2004, ProLogis has reported discontinued operations as follows:

•	Assets held for sale: Certain of TCL Holding’s temperature - controlled distribution operations in France were classified as held for sale during 2003. However, because ProLogis’ investments in TCL Holding were presented under the equity method in 2003, ProLogis was not required to reflect the portion of the earnings of TCL Holding recognized under the equity method attributable to the French operations that are held for sale separately as discontinued operations. For the nine months ended September 30, 2004, the French operations that are held for sale are preserved as discontinued operations. These operations generated net earnings of $10.8 million for the nine months ended September 30, 2004.

•	Assets disposed of in 2004: During the nine months ended September 30, 2004, ProLogis disposed of 15 properties to third parties that had not been developed under pre-sale agreements. ProLogis has reported the operations of these properties and the net gains or losses resulting from their dispositions as discontinued operations. The dispositions of eight CDFS business properties generated an aggregate net gain of $31.1 million (see“—CDFS Business”) and the dispositions of seven properties that were held and used in the property operations segment generated an aggregate net loss of $0.9 million. The operations of these properties have been presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) in Item 1 for both 2004 and 2003. The net earnings attributable to these properties were $0.8 million and $0.3 million for the nine months in 2004 and 2003, respectively. Also included in the net loss recognized for the nine months ended September 30, 2004 was a charge of $1.6 million representing an adjustment to the net gain recognized upon the sale of TCL Holding’s operating assets in the United Kingdom in December 2003.

     Excess of Redemption Values over Carrying Values of Preferred Shares Redeemed

     ProLogis recognized charges to net earnings of $4.2 million for the nine months in 2004 (all in the first quarter) and $3.6 million for the nine months in 2003 (all in the third quarter), representing the excess of the redemption values over the carrying values of the remaining Series D Preferred Shares that were redeemed in January 2004 and the Series E Preferred Shares that were redeemed in July 2003. After the 2004 redemption, all of ProLogis’ series of Preferred Shares that have met their optional redemption date have been redeemed. The next optional redemption date for a series of Preferred Shares is in 2008.

     Three Months Ended September 30, 2004 and 2003

     The changes in net earnings attributable to Common Shares and its components for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 are similar to the changes for the nine-month periods ended on the same dates. Further, the three-month period changes are attributable to the same reasons discussed and specific discussions of the three-month periods are included under “- Losses from Other Unconsolidated Investees, net”, “- Income Taxes” and “- Excess of Redemption Values over Carrying Values of Preferred Shares Redeemed”.

Environmental Matters

     ProLogis has not experienced any environmental condition associated with its properties which materially adversely affected its results of operations or financial position, nor is ProLogis aware of any environmental liability that it believes would have a material adverse effect on its business, financial condition or results of operations. See “Risk Factors - General Real Estate Risks - Potential Environmental Liability” in ProLogis’ 2003 Annual Report on Form 10-K.

Liquidity and Capital Resources

     Overview

     ProLogis considers its liquidity and its ability to generate cash from its operating activities, from the contributions and sales of properties and from its other available financing sources to be adequate and expects it to continue to be adequate to meet its anticipated future development, acquisition, operating and debt service needs, as well as its shareholder distribution requirements.

     The Keystone Transaction was closed on August 4, 2004 (see Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1). ProLogis made a cash payment of approximately $510 million at closing, including ProLogis’ share of cash consideration and the funding of working capital reserves of approximately $6 million. ProLogis’ revolving lines of credit and a short-term borrowing agreement provided cash for this transaction. Of the total cash outlay, ProLogis funded approximately $178 million on a short-term basis. Of this amount, approximately $95 million has been returned to ProLogis as a result of the completion of approximately $473 million of long-term, secured financing arrangements by the Acquiring Property Funds in October 2004. ProLogis expects that the remainder will be returned after long-term, secured financing arrangements of approximately $419 million are completed by the Acquiring Property Funds during the remainder of 2004. Amounts returned to ProLogis were used to repay $95 million of short-term borrowings that were outstanding at September 30, 2004.

     ProLogis’ revolving lines of credit provide liquidity and financial flexibility, thereby allowing ProLogis to efficiently respond to market opportunities and execute its business strategy. ProLogis anticipates that future repayments of its revolving lines of credit borrowings will be funded primarily through the proceeds from future property contributions and sales and from the proceeds generated by future issuances of debt or equity securities, depending on market conditions. Such regular repayments of line of credit borrowings are necessary to allow ProLogis to maintain adequate liquidity.

     In addition to its Common Share distribution requirements, ProLogis expects that its primary cash needs will consist of the following for the remainder of 2004 and future years:

•	Acquisitions of land for future development;

•	Development and acquisitions of properties in the CDFS business segment;

•	Direct acquisitions of operating properties and/or portfolios of operating properties on a limited basis in key distribution markets for direct, long-term investment in the property operations segment; and

•	Repayment of debt that is scheduled to mature.

     While ProLogis has a Common Share repurchase program under which it may repurchase an additional $84.1 million of Common Shares at November 5, 2004, ProLogis has not repurchased any Common Shares in 2004 and does not currently expect that it will require cash for this program in the remainder of 2004.

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

     At November 5, 2004, ProLogis had $725.7 million of shelf-registered securities that can be issued in the form of senior notes, Preferred Shares, Common Shares, rights to purchase Common Shares and Preferred Share purchase rights on an as-needed basis, subject to ProLogis’ ability to affect an offering on satisfactory terms. ProLogis continues to evaluate the global public debt markets with the objective of reducing its shorter-term borrowings in favor of longer-term, fixed-rate debt, when it is deemed appropriate.

     ProLogis is committed to offer to contribute its stabilized developed properties available in specific markets in Europe to ProLogis European Properties Fund through September 2019 and all of its stabilized developed properties available in Japan to ProLogis Japan Properties Fund through June 2006. ProLogis believes that, while the current capital commitments and borrowing capacities of these property funds will be expended prior to the expiration dates of these commitments, each property fund does have sufficient capital to acquire the properties that ProLogis expects to have available during the remainder of 2004 and in early 2005.

     ProLogis was committed to offer to contribute all of the properties that it developed and stabilized during 2003 in North America (excluding properties that are covered under an agreement with ProLogis California) to ProLogis North American Properties Fund V. This commitment originally expired on December 31, 2003. However, on June 29, 2004, both parties agreed to extend the commitment through December 31, 2004 with respect to properties that ProLogis develops, stabilizes and desires to dispose of in North America during 2004 (excluding properties that are covered under an agreement with ProLogis California). ProLogis North American Properties Fund V is not obligated to acquire any of the properties that ProLogis expects it will offer to contribute. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis during the remainder of 2004 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. ProLogis North American Properties Fund V did acquire 18 properties aggregating 3.3 million square feet from ProLogis during 2004. However, ProLogis cannot predict the extent to which ProLogis North American Properties Fund V will continue to acquire properties from ProLogis during the fourth quarter of 2004.

     Should the property funds not have sufficient capital to acquire the properties that ProLogis has available or otherwise choose not to acquire properties from ProLogis, ProLogis is allowed to pursue other disposition opportunities. However, there can be no assurance that ProLogis can readily dispose of its CDFS business properties to third parties or that ProLogis could raise private capital through the formation of another property fund that would acquire the properties. Also, ProLogis could experience delays in completing dispositions to third parties or to new property funds. Such delays could result in the recognition of the expected CDFS business income in a reporting period that is later than originally anticipated. See the discussion of risks factors involved with the disposition of properties and the raising of capital in ProLogis’ 2003 Annual Report on Form 10-K.

     Cash Provided by Operating Activities

     Net cash provided by operating activities was $344.7 million for the nine months in 2004 and $263.6 million for the same period in 2003. Operational items that impact net cash provided by operating activities are discussed in “— Results of Operations.” Additionally, cash provided by operating activities in 2004 is higher than in 2003 due to the change in working capital balances. Such changes are primarily a function of the timing of receipts and disbursements. Cash provided by operating activities exceeded the cash distributions paid on Common Shares in both periods.

     Cash Investing and Cash Financing Activities

     For the nine months in 2004 and 2003, ProLogis’ investing activities used net cash of $627.9 million and $186.0 million, respectively. The net cash used is summarized as follows:

•	Investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space required cash of $1.20 billion for the first nine months of 2004 and $927.1 million for the first nine months in 2003.

•	The Keystone Transaction during the third quarter of 2004 required a cash payment of $510.6 million (see Notes 2 and 12 to ProLogis’ Consolidated Condensed Financial Statement in Item 1).

•	ProLogis’ unconsolidated investees generated net cash to ProLogis of $32.7 million and $10.4 million for the nine months in 2004 and 2003, respectively, consisting primarily of the periodic cash distributions made by the property funds to ProLogis. ProLogis also generated net proceeds of $13.2 million upon the partial disposition of its investment in a property fund during the nine months in 2004.

•	Net cash generated from contributions and sales of properties and land parcels were $1.04 billion and $730.7 million for the nine months in 2004 and 2003, respectively.

     For the nine months in 2004, ProLogis’ financing activities provided net cash of $158.7 million. For the nine months in 2003, ProLogis’ financing activities used net cash of $33.8 million. Excluding cash distributions on Common Shares and to minority interest holders and Preferred Share dividends paid in cash, ProLogis’ financing activities are summarized as follows:

•	Generated net cash of $382.3 million in 2004 — Net borrowings on ProLogis’ revolving lines of credit ($324.5 million), proceeds from the issuance of the Euro Notes ($420.6 million) and net proceeds from sales and issuances of Common Shares ($76.5 million) provided cash while the redemption of Preferred Shares ($125.0 million), principal payments on debt ($310.7 million), debt and equity issuance costs ($3.2 million) and purchases of derivative contracts ($0.4 million) used cash.

•	Generated net cash of $191.4 million in 2003 — Proceeds from long-term debt issuances ($331.0 million) and net proceeds from sales and issuances of Common Shares ($33.9 million) provided cash while net repayments on ProLogis’ revolving lines of credit ($12.6 million), repurchases of Common Shares ($9.8 million), the redemption of Preferred Shares ($50.0 million), principal payments on debt ($96.0 million), debt and equity issuance costs ($3.2 million) and purchases of derivative contracts ($1.9 million) used cash.

     Distributions paid to holders of Common Shares were $198.6 million and $194.1 million for the nine months in 2004 and 2003, respectively. Distributions paid to minority interest holders were $5.6 million and $7.6 million for the nine months in 2004 and 2003, respectively. Dividends paid on Preferred Shares were $19.4 million and $23.5 million for the nine months in 2004 and 2003, respectively.

   Borrowing Capacities

     ProLogis has over $1.8 billion of short-term borrowing capacity through six revolving lines of credit under which ProLogis may borrow in four currencies. The revolving lines of credit are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

	Maximum Borrowing
	Capacities at		Outstanding Balances at		Weighted Average Interest
Facility	09/30/04	11/5/04	09/30/04	11/5/04	Rate(1)	Expiration
North America(2)	$400.0	$400.0	$126.0	$134.0	2.49%	11/08/05	(3)
North America(2)(4)	100.0	100.0	4.4	—	2.59%	11/04/05	(5)
North America(4)(6)	60.0	60.0	25.0	3.5	2.59%	11/08/05	(7)
Europe(4)(8)	549.5	582.7	460.6	524.9	2.82%	08/08/06
United Kingdom(9)	44.9	46.4	—	17.7	—	07/31/05
Japan(10)	588.0	614.7	313.0	341.4	0.97%	08/05/06	(3)

	$1,742.4	$1,803.8	$929.0	$1,021.5	2.14%

(1)	Represents the weighted average interest rate on borrowings outstanding at September 30, 2004.

(2)	Borrowing capacity under the line of credit is fully committed.

(3)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(4)	Borrowings can be denominated in U.S. dollar, euro, pound sterling and yen.

(5)	On November 5, 2004, ProLogis extended the expiration of this credit agreement to November 4, 2005 under similar terms.

(6)	ProLogis’ maximum borrowing capacity at September 30, 2004 and November 5, 2004 is reduced by letters of credit outstanding of $9.6 million and $7.4 million, respectively.

(7)	On November 8, 2004, ProLogis extended the expiration of this facility to November 8, 2005 under similar terms.

(8)	Total committed borrowing capacity under the agreement is 450.0 million euro. At September 30, 2004 and November 5, 2004, amounts outstanding represent the U.S. dollar equivalent of borrowings of 377.2 million euro and 405.4 million euro, respectively.

(9)	Borrowings are denominated in pound sterling with a maximum borrowing capacity of 25.0 million pound sterling. ProLogis’ maximum borrowing capacity at September 30, 2004 and November 5, 2004, is reduced by letters of credit outstanding of approximately $23.6 million (the currency equivalent of 13.1 million pound sterling at September 30, 2004) and approximately $25.6 million (the currency equivalent of 13.1 million pound sterling at November 5, 2004), respectively. Borrowings outstanding at November 5, 2004 bear interest at 5.75% per annum.

(10)	Borrowings are denominated in yen with a committed borrowing capacity of 65.0 billion yen (increased from 45.0 billion yen in September 2004). At September 30, 2004 and November 5, 2004, amounts outstanding represent the U.S. dollar equivalent of borrowings of 34.6 billion yen and 36.1 billion yen, respectively.

   Off-Balance Sheet Arrangements

     Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees

     ProLogis had investments in and advances to unconsolidated investees of $1.0 billion at September 30, 2004. Summarized financial information for certain of these unconsolidated investees at September 30, 2004 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund VI	Fund VII
Total assets	$567.9	$347.4	$225.9	$200.6	$139.3	$1,149.7	$530.8	$401.4
Third party debt(1)	$283.5 (2)	$242.3 (3)	$165.0 (4)	$150.3 (5)	$103.2 (6)	$551.2 (7)	$—	$14.4 (8)
Amounts due to ProLogis	$0.2	$0.3	$0.2	$0.2	$0.1	$11.4	$0.3	$0.2
Total liabilities and minority interest	$290.8	$248.3	$170.1	$153.2	$105.6	$654.3	$6.4	$18.0
Equity	$277.1	$99.1	$55.8	$47.4	$33.7	$495.4	$524.4	$383.4
ProLogis’ ownership at September 30, 2004	50%	41.3%	20%	20%	20%	11.5%	20%	20%

	ProLogis	ProLogis	ProLogis	ProLogis		ProLogis		ProLogis		ProLogis
	N.A.	N.A.	N.A.	N.A.		N.A.		European		Japan
	Properties	Properties	Properties	Properties		Properties		Properties		Properties
	Fund VIII	Fund IX	Fund X	Fund XI(9)		Fund XII(9)		Fund		Fund
Total assets	$199.8	$207.1	$228.2	$239.4		$280.0		$3,404.6		$711.3
Third party debt(1)	$—	$—	$—	$51.3	(10)	$80.8	(11)	$1,642.9	(12)	$314.8	(13)
Amounts due to ProLogis	$0.1	$0.1	$0.1	$0.1		$0.1		$11.8		$37.5
Total liabilities and minority interest	$4.2	$3.2	$3.3	$53.2		$83.0		$1,942.3		$493.1
Equity	$195.6	$203.9	$224.9	$186.2		$197.0		$1,462.3		$218.2
ProLogis’ ownership at September 30, 2004	20%	20%	20%	20%		20%		21.6%		20%

(1)	Of the total third party debt, ProLogis has guaranteed $29.4 million of borrowings of ProLogis North American Properties Fund V. Also, see “— Contractual Obligations — Other Commitments.” ProLogis may in the future provide guarantees of short-term financing arrangements that property funds enter into associated with ProLogis’ contributions of properties to the property funds. ProLogis would provide these guarantees only with respect to short-term financing arrangements that the property funds enter into on an interim basis prior to finalizing long-term secured debt arrangements.

(2)	Third party debt of ProLogis California is due as follows:

•	$17.2 million due May 2005, bearing interest at 8.67% per annum;

•	$174.9 million due March 2009, bearing interest at 7.20% per annum; and

•	$91.4 million due August 2009, bearing interest at 7.63% per annum.

(3)	Third party debt of ProLogis North American Properties Fund I is due as follows:

•	$130.5 million due December 2010, bearing interest at 7.65% per annum;

•	$9.8 million due March 2011, bearing interest at 5.16% per annum; and

•	$102.0 million due March 2011, bearing interest at 7.75% per annum.

(4)	Third party debt of ProLogis North American Properties Fund II is due in June 2007 and bears interest at 6.74% per annum.

(5)	Third party debt of ProLogis North American Properties Fund III is due as follows:

•	$150.0 million due September 2007, bearing interest at 7.03% per annum and

•	$0.3 million (three assessment bond issues) due on various dates between June 2005 and March 2021, bearing interest at a weighted average interest rate of 6.41% per annum.

(6)	Third party debt of ProLogis North American Properties Fund IV is due as follows:

•	$103.0 million due January 2008, bearing interest at 6.65% per annum and

•	$0.2 million (two assessment bond issues) due March 2021, bearing interest at 5.32% per annum.

(7)	Third party debt of ProLogis North American Properties Fund V is due as follows:

•	$19.1 million due December 2004, bearing interest at 2.64% per annum; this debt is guaranteed by ProLogis (expected to be repaid with proceeds from a secured debt financing that will not be guaranteed by ProLogis);

•	$10.3 million due December 2004, bearing interest at 2.64% per annum; this debt is guaranteed by

ProLogis (expected to be repaid with proceeds from a secured debt financing that will not be guaranteed by ProLogis);

•	$173.0 million due July 2007, bearing interest at 5.85% per annum;

•	$102.0 million due June 2008, bearing interest at 4.18% per annum;

•	$62.0 million due January 2009, bearing interest at 4.11% per annum;

•	$35.7 million due August 2009, bearing interest at 4.66% per annum;

•	$10.3 million due August 2009, bearing interest at 4.68% per annum;

•	$74.8 million due September 2010, bearing interest at 4.39% per annum; and

•	$64.0 million due January 2013, bearing interest at 5.43% per annum.

(8)	Third party debt of ProLogis North American Properties Fund VII is due January 2013 and bears interest at 6.29% per annum.

(9)	Balance sheet amounts presented are 100% of the fair values of the assets and liabilities that were determined a part of the purchase accounting adjustments associated with the Keystone Transaction. See Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(10)	Third party debt of ProLogis North American Properties Fund XI is due as follows:

•	$15.6 million due June 2009, bearing interest at 4.99% per annum;

•	$30.6 million due September 2010, bearing interest at 4.96% per annum; and

•	$5.1 million due July 2013, bearing interest at 5.32% per annum.

(11)	Third party debt of ProLogis North American Properties Fund XII is due as follows:

•	$65.1 million due April 2007, bearing interest at 4.20% per annum; and

•	$15.7 million due March 2009, bearing interest at 4.55% per annum.

(12)	Third party debt of ProLogis European Properties Fund is due as follows:

•	$369.5 million due December 2005, bearing interest at 2.92% per annum;

•	$133.9 million (four mortgage issues) due March 2009, bearing interest at a weighted average of 3.52% per annum;

•	$261.0 million due April 2008, bearing interest at 5.75% per annum;

•	$175.9 million due April 2009, bearing interest at 5.69% per annum;

•	$434.7 million due July 2009, bearing interest at 5.72% per annum;

•	$232.6 million due May 2010, bearing interest at 4.61% per annum; and

•	$35.3 million (eight mortgage issues) due December 2014, bearing interest at a weighted average of 5.47% per annum.

(13)	Third party debt of ProLogis Japan Properties Fund is due as follows:

•	$29.9 million due and repaid in November 2004, bearing interest at 0.77% per annum;

•	$26.2 million due November 2004, bearing interest at 0.66% per annum;

•	$25.3 million due December 2004, bearing interest at 0.66% per annum;

•	$28.0 million due June 2010, bearing interest at 1.04% per annum;

•	$17.2 million due October 2010, bearing interest at 1.94% per annum;

•	$43.4 million due December 2010, bearing interest at 1.63% per annum;

•	$33.5 million due March 2011, bearing interest at 1.53% per annum;

•	$25.3 million due March 2011, bearing interest at 1.59% per annum;

•	$57.0 million due July 2011, bearing interest at 1.93% per annum;

•	$14.5 million due September 2011, bearing interest at 1.50% per annum; and

•	$14.5 million due January 2013, bearing interest at 1.75% per annum.

   Contractual Obligations

     Long-Term Contractual Obligations

     ProLogis had long-term contractual obligations at September 30, 2004 related to long-term debt (senior notes, secured debt and assessment bonds), unfunded commitments on development projects, an unfunded commitment to a property fund, short-term borrowings and amounts due on revolving lines of credit as follows (in millions of U.S. dollars):

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$2,420	$2	$774	$386	$1,258
Unfunded commitments on development projects(1)	345	345	—	—	—
Unfunded commitment to a property fund(2)	165	—	—	165	—
Short-term borrowings(3)	95	95	—	—	—
Amounts due on revolving lines of credit(4)	929	—	929	—	—

Totals	$3,954	$442	$1,703	$551	$1,258

(1)	ProLogis had properties under development at September 30, 2004 with a total expected cost at completion of $956.8 million. ProLogis has entered into contracts for certain phases of the construction of these projects. However, these contracts do not generally cover all of the costs that are necessary to place the property into service, including the costs of tenant improvements and marketing and leasing costs. The unfunded commitments presented include all such costs, not only those costs that ProLogis is obligated to fund under construction contracts.

(2)	At September 30, 2004, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $165.3 million at September 30, 2004) as required through September 15, 2009. For purposes of this presentation, the total commitment is included in the earliest time period as there is no schedule for when the commitment will be funded.

(3)	Short-term borrowings outstanding at September 30, 2004 were repaid in October 2004 and ProLogis cannot now reborrow additional amounts under the credit agreement that expires in December 2004.

(4)	For purposes of this presentation, the expiration dates of three of the six credit agreements include extension periods that are at ProLogis’ option. See “— Borrowing Capacities.”

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

     The Board set an annual distribution rate for 2004 of $1.46 per Common Share (as compared to actual distributions of $1.44 per Common Share in 2003). ProLogis paid a quarterly distribution of $0.365 per Common Share on February 27, 2004, May 28, 2004 and August 31, 2004 to holders of Common Shares at February 13, 2004, May 14, 2004 and August 17, 2004. On November 1, 2004, the Board declared a Common Share distribution of $0.365 per share for the fourth quarter of 2004 to be paid on November 30, 2004 to holders of Common Shares as of November 16, 2004.

     The payment of Common Share distributions is subject to the discretion of the Board, is dependent on ProLogis’ financial condition and operating results and may be adjusted at the discretion of the Board during the year. ProLogis has increased its Common Share distribution level every year since its Common Shares became publicly traded in 1994.

     At September 30, 2004, ProLogis had three series of Preferred Shares outstanding. The annual dividend rates on ProLogis’ Preferred Shares are $4.27 per Series C Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share. Dividends on each series of Preferred Shares are paid on the last day of the calendar quarter and ProLogis paid a quarterly dividend on all series of its Preferred Shares on March 31, 2004, June 30, 2004 and September 30, 2004.

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

     Other Commitments

     At September 30, 2004, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of operating properties aggregating 6.1 million square feet at an estimated total acquisition cost of $129.6 million. ProLogis acquired one of these operating properties (0.2 million square feet at a total acquisition cost of $6.9 million) in October 2004. The remaining transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.

     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at September 30, 2004 and ProLogis has assessed a nominal value to the obligation undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $402.8 million at September 30, 2004 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $5.8 billion at September 30, 2004.

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

     NAREIT’s funds from operations measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales of previously depreciated properties. ProLogis agrees that these two NAREIT adjustments are useful to investors for the following reasons:

     (a) historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves”. Consequently, NAREIT’s definition of funds from operations reflects the fact that real estate, as an asset class, generally appreciates over time and the depreciation charges required by GAAP do not reflect the underlying economic realities.

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

     At the same time that NAREIT created and defined its funds from operations concept for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community”. ProLogis believes that financial analysts, potential investors and shareholders who review its operating results are best served by a defined funds from operations measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT defined measure of funds from operations.

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

     Funds from operations attributable to Common Shares as defined by ProLogis was $347.1 million and $255.1 million for the nine months ended September 30, 2004 and 2003, respectively. The reconciliations of funds from operations attributable to Common Shares as defined by ProLogis to net earnings attributable to Common Shares computed under GAAP are as follows for the periods indicated (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2004	2003
Net earnings attributable to Common Shares	$202,550	$78,807
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	121,684	117,408
Funds from operations adjustment to gain on partial disposition of investment in property fund	(164)	—
Gains recognized on dispositions of non-CDFS business assets, net	(6,072)	(3,374)
Reconciling items attributable to discontinued operations:
Assets held for sale—gains recognized on dispositions of non-CDFS business assets, net	(241)	—
Assets disposed of in 2004—losses recognized on dispositions of non-CDFS business assets, net	887	—
Assets disposed of in 2004—real estate related depreciation and amortization	187	203

Total discontinued operations	833	203
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	26,961	32,184
Losses on contributions and sales of non-CDFS business assets, net	649	472

Total share from unconsolidated investees	27,610	32,656

Total NAREIT defined adjustments	143,891	146,893

Subtotal — NAREIT defined funds from operations	346,441	225,700
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange (gains) expenses/losses, net	(11,669)	8,531
Deferred income tax expense	11,975	9,929
Reconciling items attributable to discontinued operations:
Assets held for sale—deferred income tax benefit	(242)	—
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange expenses/losses, net	754	12,009
Deferred income tax benefit	(172)	(1,028)

Total share from unconsolidated investees	582	10,981

Total ProLogis defined adjustments	646	29,441

Funds from operations attributable to Common Shares as defined by ProLogis	$347,087	$255,141

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2004, no significant change had occurred in ProLogis’ interest rate risk or foreign currency risk as discussed in ProLogis’ 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer

have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In 2004, ProLogis issued 16,000 Common Shares upon exchange of limited partnership units in two of ProLogis’ majority-owned and controlled real estate partnerships. The Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933. Also on August 4, 2004, a majority-owned and controlled real estate partnership of ProLogis issued 879,283 limited partnership units as part of the consideration given in the Keystone Transaction. These units are redeemable for cash or, at ProLogis’ election, for Common Shares on a one for one basis.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Securities Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

10.1	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P.

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated November 8, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

Date	Items Reported	Financial Statements
July 23, 2004	5,7	No
August 4, 2004	5,7	No
August 19, 2004	5,7	No
September 1, 2004	2.01	No
September 17, 2004	2.01, 9.01	No

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

Shari J. Jones
First Vice President
(Principal Accounting Officer)

Date: November 9, 2004

EXHIBIT INDEX

10.1	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P.

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated November 8, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002