Form 10-K
period 2004-12-31
PROLOGIS
filed 2005-03-16
CIK 899881

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004.
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
Securities registered pursuant to Section 12(g) of the Act:     NONE
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑  No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑  No ☐
     Based on the closing price of the registrant’s shares on June 30, 2004, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $5,957,143,121.
     At March 11, 2005, there were outstanding approximately 186,306,321 common shares of beneficial interest of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
     Portion of the registrant’s definitive proxy statement for the 2005 annual meeting of its shareholders are incorporated by reference in Part III of this report.

PART I
ITEM 1. Business
ProLogis
      ProLogis (collectively with its consolidated subsidiaries and partnerships, “ProLogis”) is a real estate investment trust (“REIT”) that operates a global network of industrial distribution properties. ProLogis’ business strategy is designed to achieve long-term sustainable growth in cash flow and sustain its return on equity at a high level for its shareholders. ProLogis manages its business by utilizing the ProLogis Operating System®, an organizational structure and service delivery system that ProLogis built around its customers. When combined with ProLogis’ international network of distribution properties, the ProLogis Operating System enables ProLogis to meet its customers’ distribution space needs on a global basis. ProLogis believes that, by integrating international scope and expertise with a strong local presence in its markets, it has become an attractive choice for its targeted customer base, the largest global users of distribution space.
      ProLogis is organized under Maryland law and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). ProLogis’ world headquarters are located in Aurora, Colorado. ProLogis’ European headquarters are located in the Grand Duchy of Luxembourg while its European customer service headquarters are located in Amsterdam, The Netherlands. ProLogis has offices in Asia in Tokyo, Japan and Shanghai, China. ProLogis’ common shares of beneficial interest, par value $0.01 per share (“Common Shares”) were first listed on the New York Stock Exchange (“NYSE”) in March 1994.
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
      A copy of this Annual Report on Form 10-K, as well as ProLogis’ Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet in the Investor Relations section of ProLogis’ website (www.prologis.com). All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Any references to ProLogis’ website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

Business Strategy and Global Presence
      ProLogis’ business strategy has evolved over time in response to changes in the environment in which it operates. Throughout this evolution, ProLogis’ focus has continued to be on its customers’ needs. ProLogis was formed in 1991 as an industrial distribution operating company in the United States with a primary objective of differentiating itself from its competition. To do this, ProLogis needed to be able to meet a corporate customer’s distribution space requirements on a national, regional and local basis while providing customers with consistent levels of service throughout the country. As such, ProLogis’ initial business strategy involved the acquisition and development of industrial distribution properties across the United States and the building of a management team that would operate throughout the United States. These operating properties represented one operating segment — the property operations segment — as ProLogis’ intent was, and continues to be, to hold certain investments on a long-term basis while generating income from leasing the properties to customers.
      As ProLogis’ customers’ needs expanded to markets outside the United States, so did ProLogis’ portfolio and its management team. ProLogis expanded its operations to Mexico in 1996 and to Europe in 1997, and now has operations in 11 European countries. In 2001, ProLogis again expanded its operations, this time to Asia with the initiation of operations in Japan. ProLogis opened a representative office in China in 2003 and, in 2004, acquired its first real estate assets in China. Further expansion in 2004 included ProLogis’ entry into Singapore, with the acquisition of an operating property, and Canada, with the acquisition of land for future development.
      In 1995, ProLogis expanded its business to include the corporate distribution facilities services (“CDFS business”) operating segment. The CDFS business segment began utilizing ProLogis’ existing development capabilities, which had been primarily focused on the development of properties for direct, long-term investment, to develop properties for sale to third parties. As a REIT, ProLogis must distribute rather than reinvest substantial amounts of its internally generated capital. Accordingly, the CDFS business segment’s sales to third parties provided ProLogis with funds that it could use as an alternative to public capital (debt and equity markets).
      The ability to recycle funds in the CDFS business segment became a more integral part of ProLogis’ business strategy in early 1999 when the public equity markets became an increasingly costly method of raising capital. As such, it was necessary for ProLogis to increase the volume of its CDFS business segment transactions so that it could self-fund its development activities. Therefore, ProLogis shifted the focus of its CDFS business segment from developing and selling properties to third parties to developing properties that would be contributed to property funds — property funds that would be formed by ProLogis with private equity capital sources, in which ProLogis would maintain an ownership position and that would each be managed by ProLogis. And, to supplement the private equity investments in each property fund, the property funds were positioned to obtain secured debt financing by using their properties as security. Today, the property funds’ leverage ratios typically range from 40% to 75%. As ProLogis’ property funds grew, ProLogis expanded its CDFS business segment activities to also include the acquisition of properties that would be rehabilitated and/or repositioned within the CDFS business segment prior to contribution to a property fund.
      ProLogis’ property fund strategy:

•	Allows ProLogis to realize, for financial reporting purposes, a portion of the development profits from its CDFS business activities by contributing its stabilized development properties to property funds (profits are recognized to the extent of third party investment in the property fund);

•	Provides diversified sources of private capital to ProLogis thereby allowing ProLogis to have less overall capital invested;

•	Allows ProLogis to earn fees for providing services to the property funds;

•	Allows ProLogis to maintain a long-term ownership position in the properties; and

•	Allows ProLogis, as the manager of the property funds, to maintain the market presence and customer relationships that are the key drivers of the ProLogis Operating System (see “— ProLogis Management — ProLogis Operating System”).
      ProLogis’ first property fund was formed in August 1999 primarily with operating properties from ProLogis’ property operations segment, however subsequent property funds formed by ProLogis have primarily included properties developed by ProLogis in the CDFS business segment. ProLogis’ fifteen property funds have been formed in several ways illustrating the flexibility that this business strategy affords ProLogis:

•	Five of ProLogis’ property funds, all in the United States, were formed with an initial amount of private capital that allowed the property fund to generally make one portfolio acquisition from ProLogis;

•	ProLogis European Properties Fund, ProLogis Japan Properties Fund and ProLogis North American Properties Fund V were all formed with partners who have provided capital commitments to acquire properties on a continuing basis after formation;

•	ProLogis and affiliates of four investment funds formed five property funds with the objective of acquiring properties from an established REIT in a business combination. These property funds also acquired properties from ProLogis; and

•	Interests in two established property funds were acquired by ProLogis as part of a business combination.
      As ProLogis’ business strategy has evolved, the primary driver in this evolution has been ProLogis’ focus on its customers’ global needs for distribution space. After 13 years in operation, that focus has enabled ProLogis to become a leading global provider of distribution space operating on three continents.
ProLogis’ Operating Segments
      ProLogis’ business is organized into two operating segments: property operations and the CDFS business.

Property Operations

Investments
      The property operations segment represents the long-term ownership, management and leasing of industrial distribution properties. ProLogis’ property operations segment at December 31, 2004 (including assets owned by 15 property funds in which ProLogis has ownership interests) consisted of 1,936 operating properties aggregating 282.8 million square feet in North America (the United States and Mexico), 11 countries in Europe and in Asia (Japan and Singapore). Of the total operating properties, ProLogis directly owned 1,228 operating properties aggregating 133.6 million square feet and its property funds owned 708 properties aggregating 149.2 million square feet. ProLogis presents its investments in the property funds under the equity method. ProLogis’ ownership interests in its 15 property funds ranged from 11.5% to 50% at December 31, 2004. ProLogis’ investment strategy in the property operations segment focuses primarily on generic industrial distribution properties in key distribution markets.
      ProLogis develops distribution properties in its other operating segment, the CDFS business segment, with the intent to contribute the properties to property funds or to sell the properties to third parties. ProLogis also acquires properties in the CDFS business segment, with the intent to contribute them to a property fund, generally after rehabilitation and/or repositioning activities have been completed. These CDFS business properties, along with their operations, are included in the property operations segment after they are completed or acquired through the date they are contributed or sold. The gains and losses realized from the contributions or sales of these properties are included in the CDFS business segment’s income because they were developed or acquired in that segment. At December 31, 2004, there were 90 CDFS business segment operating properties aggregating 18.0 million square feet at a total investment of $897.9 million that were included in the property operations segment’s investments pending contribution or sale.
      Property operations segment investment activities in 2004 included:

•	Formation of five new United States property funds in which ProLogis has a 20% ownership interest (125 properties; 25.5 million square feet; $1.51 billion total investment).

•	Disposition of 14 properties that were direct, long-term investments in the property operations segment aggregating 1.1 million square feet generating aggregate net proceeds of $40.6 million.

•	In North America, ProLogis North American Properties Fund V acquired 32 properties aggregating 7.6 million square feet at a total investment of $313.8 million, including 25 properties aggregating 4.9 million square feet at a total investment of $215.0 million that were acquired from ProLogis.

•	In Europe, ProLogis European Properties Fund acquired 33 properties aggregating 7.4 million square feet at a total investment of $599.3 million, all of which were acquired from ProLogis except for one 0.2 million square foot property at a total investment of $9.5 million.

•	ProLogis Japan Properties Fund acquired eight properties aggregating 2.3 million square feet at a total investment of $359.1 million, including three properties aggregating 1.2 million square feet at a total investment of $220.2 million that were acquired from ProLogis.

•	Acquired 20% ownership interests in two property funds as part of the Keystone Transaction (26 properties; 7.7 million square feet; $496.4 million total investment).

•	Acquisition of nine properties aggregating 2.3 million square feet at a total investment of $126.6 million as part of the keystone Transaction with the intent to own these properties directly in the property operations segment rather than to contribute these properties to property funds.
      See “Item 2. Properties — Properties,” “Item 2. Properties — Unconsolidated Investees — Property Operations”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Keystone Transaction” and Notes 5 and 12 to ProLogis’ Consolidated Financial Statements in Item 8.

Operations
      The property operations segment generates income from rents and reimbursements of property operating expenses from unaffiliated customers who lease ProLogis’ distribution space. Also, the operating income of the property operations segment includes ProLogis’ proportionate share of the net earnings or losses each of the property funds recognized under the equity method, along with the fee income that ProLogis earns for managing the properties owned by the property funds. In addition to property and asset management fees, ProLogis also earns fees for performing other services for the property funds, including, but not limited to, development, leasing and acquisition activities.
      The net earnings or losses generated by operating properties developed or acquired in the CDFS business segment that are included in the property operations segment on an interim basis prior to their contribution or sale are also included in the net operating income of the property operations segment. The gains or losses from the contributions or sales of these properties are included in the net operating income of the CDFS business segment.
      In 2004, 2003 and 2002, the property operations segment’s net operating income was $496.1 million, $478.5 million and $475.7 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Property Operations” and Note 12 to ProLogis’ Consolidated Financial Statements in Item 8.
      Operational information about this operating segment for 2004 includes:

•	ProLogis’ stabilized operating portfolio of 276.2 million square feet (including properties owned by the property funds) was 92.3% leased and 91.4% occupied at December 31, 2004. ProLogis’ total operating portfolio of 282.8 million square feet (including properties owned by the property funds) was 91.0% leased and 89.8% occupied at December 31, 2004. ProLogis defines its stabilized properties as those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions, or the marketing programs in the case of newly developed properties, have been in effect for a sufficient period of time. A property enters the stabilized pool at the earlier of 12 months or when it is substantially leased, which is defined by ProLogis generally as 93%. Overall occupancy levels increased in 2004 from 2003. ProLogis’ leased percentage for the stabilized portfolio at December 31, 2004 increased to 92.3% from 90.2% at December 31, 2003.

•	ProLogis leased 66.0 million square feet of distribution space in 1,614 leasing transactions in its properties and in the properties owned by the property funds. Rental rates decreased by 4.7% for 2004 transactions involving previously leased space (49.5 million square feet). ProLogis’ weighted average customer retention rate was 68.7% for all properties in 2004. In 2003, ProLogis’ rental rates decreased by 4.8% for transactions involving previously leased space and its weighted average customer retention rate was 71.4%.

•	ProLogis’ same store portfolio of operating properties (properties owned by ProLogis and the property funds that were operating throughout all of 2004 and 2003) aggregated 206.3 million square feet. Rental income, excluding termination and renegotiation fees, less rental expenses of the same store portfolio increased by 0.15% in 2004 from 2003. For the same store portfolio applicable to 2003, rental income, excluding termination and renegotiation fees, less rental expenses increased by 0.09% in 2003 from 2002. See the discussion of ProLogis’ same store portfolio at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Property Operations.”

•	ProLogis earned termination and renegotiation fees of $2.5 million related to leases in its directly owned properties in 2004. Such fees in 2003 were $5.6 million. In certain leasing situations, ProLogis finds it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when ProLogis believes that it can re-lease the space at rates that, when combined with the termination fee, provide a total return to ProLogis in excess of that which was being earned under the original lease terms.

•	ProLogis earned various fees from the property funds, primarily from property management and asset management services, of $50.8 million in 2004 as compared to $44.2 million in 2003.

Market Presence
      At December 31, 2004, the 1,228 properties aggregating 133.6 million square feet in the property operations segment that are owned directly by ProLogis are located in 39 markets in the United States, four markets in Mexico, 12 markets in five countries in Europe, in Osaka, Japan (one property that was developed in the CDFS business segment that is approximately 27% leased at December 31, 2004) and in Singapore (one property acquired in 2004). ProLogis’ largest property operations segment markets in the United States (based on investment in directly owned properties) are Atlanta, Chicago, Dallas/ Fort Worth, Houston and San Francisco (Central Valley, East Bay and South Bay markets). ProLogis’ largest holdings in the property operations segment in Europe are in the United Kingdom, primarily the London and Southeast market. Property operations segment properties in Europe are primarily properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold. See “— CDFS Business” and “Item 2. Properties — Geographic Distribution” and “Item 2. Properties — Properties.”
      The operating properties owned by the property funds at December 31, 2004 were as follows (square feet in thousands):

	Number	Square Feet

ProLogis California(1)	81	14,204
ProLogis North American Properties Fund I(2)	36	9,406
ProLogis North American Properties Fund II(3)	27	4,477
ProLogis North American Properties Fund III(4)	34	4,380
ProLogis North American Properties Fund IV(5)	17	3,475
ProLogis North American Properties Fund V(6)	119	28,267
ProLogis North American Properties Fund VI(7)	22	8,648
ProLogis North American Properties Fund VII(8)	29	6,055
ProLogis North American Properties Fund VIII(9)	24	3,065
ProLogis North American Properties Fund IX(10)	21	3,504
ProLogis North American Properties Fund X(11)	29	4,191
ProLogis North American Properties Fund XI(12)	14	4,315
ProLogis North American Properties Fund XII(13)	12	3,364
ProLogis European Properties Fund(14)	230	47,921
ProLogis Japan Properties Fund(15)	13	3,869

Totals	708	149,141

(1)	All properties are located in the Los Angeles/ Orange County market.

(2)	Properties are located in 17 markets in the United States.

(3)	Properties are located in 13 markets in the United States.

(4)	Properties are located in 15 markets in the United States.

(5)	Properties are located in 10 markets in the United States.

(6)	Properties are located in 24 markets in the United States and in four markets in Mexico.

(7)	Properties are located in eight markets in the United States (property fund was formed in 2004).

(8)	Properties are located in nine markets in the United States (property fund was formed in 2004).

(9)	Properties are located in 10 markets in the United States (property fund was formed in 2004).

(10)	Properties are located in eight markets in the United States (property fund was formed in 2004).

(11)	Properties are located in 11 markets in the United States (property fund was formed in 2004).

(12)	Properties are located in three markets in the United States (ProLogis acquired an ownership interest in this existing property Fund in 2004).

(13)	Properties are located in two New Jersey markets (ProLogis acquired an ownership interest in this existing property Fund in 2004).

(14)	Properties are located in 26 markets in 11 countries in Europe (70 properties, 12.6 million square feet located in the Central France market, primarily in Paris).

(15)	Properties are located in the Tokyo, Nagoya and Osaka markets in Japan.
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

Customers
      ProLogis has developed a customer base that is diverse in terms of industry concentration and that represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2004, ProLogis and the property funds had 4,114 customers occupying 254.0 million square feet of distribution space. Including customers leasing space in properties owned by the property funds, the largest customer and the 25 largest customers accounted for 2.25% and 22.1%, respectively, of the annualized collected base rents of ProLogis and the property funds at December 31, 2004. When the customers leasing space in the properties owned by the property funds are excluded, ProLogis’ largest customer and its 25 largest customers accounted for 1.35% and 15.6%, respectively, of ProLogis’ annualized collected base rents at December 31, 2004.

Employees
      ProLogis directly employs approximately 830 persons. ProLogis’ employees work in North America (approximately 560 persons), in nine countries in Europe (approximately 210 persons) and in three countries in Asia (approximately 60 persons). Of the total, approximately 360 employees are assigned to the property operations segment. ProLogis’ other employees may assist with property operations segment activities. ProLogis believes that its relationships with its employees are good. ProLogis’ employees are not represented by a collective bargaining agreement.

Seasonal Nature of the Business
      The demand for industrial distribution space is not seasonal.

Future Plans
      The growth in ProLogis’ property operations segment in 2004 was primarily through ProLogis’ property fund portfolios, rather than in ProLogis’ direct investments. ProLogis’ current business plan with respect to direct investments in the property operations segment allows for the expansion of its network of operating properties as necessary to: (i) facilitate larger transactions completed by property funds; (ii) address the specific expansion needs of a customer; (iii) initiate or enhance its market presence in a specific country, market or submarket; or (iv) take advantage of opportunities where ProLogis believes it has the ability to achieve favorable returns.
      ProLogis expects to continue to increase the assets held by its property funds. ProLogis expects to achieve this growth through the property funds’ acquisition of properties that have been developed or acquired by ProLogis in the CDFS business segment, but also by the property funds’ direct acquisition of properties from third parties as was done in 2004 with the formation of five new property funds. ProLogis expects that the fee income it earns from the property funds will increase in 2005 over the 2004 level as the sizes of the portfolios of operating properties in the property funds increase. And, depending on capital availability, ProLogis could also form new property funds in 2005.
      ProLogis intends to fund its investment activities in the property operations segment in 2005 primarily with operating cash flow from this operating segment, its lines of credit and short-term borrowing facilities and the proceeds from contributions and sales of properties (properties that have been directly owned, long-term investments in the property operations segment, as well as CDFS business segment properties that are included in the property operations segment on an interim basis prior to their contribution or sale).
      See the discussion of factors that could affect the future plans of ProLogis and the property funds in the property operations segment at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

CDFS Business
      The CDFS business segment encompasses those activities that ProLogis engages in that are not primarily associated with the long-term ownership, management and leasing of industrial distribution properties. Within this operating segment, ProLogis develops distribution properties that are either contributed to property funds or sold to third parties and acquires distribution properties that are contributed to property funds. ProLogis maintains an ownership in, and acts as manager of the property funds. Properties that are acquired by ProLogis in this segment are generally rehabilitated and/or repositioned prior to their contribution to a property fund.

Investments
      At December 31, 2004, ProLogis had 58 distribution properties aggregating 15.1 million square feet under development at a total expected cost at completion of $1.08 billion. These properties are all being developed with the objective that they will be contributed to a property fund or sold to a third party. ProLogis’ properties under development at December 31, 2004 include:

•	North America: 20 properties; 5.7 million square feet; $228.2 million total expected cost (approximately 21% of the total);

•	Europe: 30 properties in nine countries; 5.7 million square feet; $448.6 million total expected cost (approximately 41% of the total); and

•	Asia: eight properties; 3.7 million square feet; $407.8 million total expected cost (approximately 38% of the total).
      In addition to the properties under development that ProLogis owns directly, CDFS joint ventures in which ProLogis has 50% ownership interests had three properties under development aggregating 1.0 million square feet at a total expected cost at completion of $30.5 million (one property in the United States and two properties in China).
      At December 31, 2004 ProLogis and its unconsolidated investees had land positions, including land controlled through contracts, options or letters of intent, aggregating 4,954 acres with the capacity for the development of approximately 84.5 million square feet of distribution properties. Of these land positions, ProLogis directly owned 2,991 acres with the capacity for the development of approximately 52.0 million square feet of distribution properties. ProLogis’ land positions owned at December 31, 2004 included:

•	North America: 1,952 acres with the capacity for the development of approximately 33.7 million square feet of distribution properties (1,719 acres, 29.4 million buildable square feet in the United States, 99 acres, 1.9 million buildable square feet in Mexico and 134 acres, 2.4 million buildable square feet in Canada) and

•	Europe: 1,039 acres in 10 countries with the capacity for the development of approximately 18.3 million square feet of distribution properties.
      CDFS business segment investment activities in 2004 included the following:

•	ProLogis began development on three properties aggregating 0.5 million square feet in Shanghai, China at a total expected cost at completion of $18.1 million. Also, a joint venture in which ProLogis has a 50% ownership interest, acquired four operating properties aggregating 0.2 million square feet at a total acquisition cost of $7.3 million in Shanghai and began development on two properties aggregating 0.2 million square feet at a total expected cost at completion of $7.8 million in Shanghai. This joint venture’s future activities will include both the acquisition of properties that will be rehabilitated and/ or positioned as well as the development of properties that will be operated in this joint venture or in a property fund. This joint venture operates solely in the Suzhou province of the Shanghai market.

•	ProLogis acquired land in Toronto for development of its first property in Canada.

•	Direct development starts by ProLogis aggregated 18.9 million square feet at a total expected cost at completion of $1.21 billion including:

•	North America: 8.0 million square feet at a total expected cost of $313.4 million;

•	Europe: 7.2 million square feet at a total expected cost of $493.2 million; and

•	Asia: 3.7 million square feet at a total expected cost of $407.8 million (including the three direct development starts in China).

•	Direct development completions by ProLogis aggregated 13.6 million square feet at a total cost of $862.8 million including:

•	North America: 5.4 million square feet at a total cost of $186.2 million;

•	Europe: 5.6 million square feet at a total cost of $345.4 million; and

•	Asia: 2.6 million square feet at a total cost of $331.2 million.

•	Direct acquisition of 21 operating properties by ProLogis aggregating 4.6 million square feet at a total acquisition cost of $196.2 million with the intent to contribute the properties to a property fund (including properties where rehabilitation and/or repositioning efforts are needed prior to contribution).

•	Contributions and sales of 91 properties aggregating 19.5 million square feet that were developed or acquired by ProLogis in the CDFS business segment. These transactions along with dispositions of land parcels that no longer fit in ProLogis’ development plans generated net proceeds to ProLogis of $1.56 billion.

•	Direct acquisitions of land by ProLogis included 1,313 acres of land: 521 acres in North America (387 acres in the United States and 134 acres in Canada), 717 acres in eight countries in Europe and 75 acres in Asia (including 26 acres in China acquired under ground lease). This land can be used for the development of approximately 25.7 million square feet of distribution properties.

Operations
      The operating income of the CDFS business segment consists primarily of the net gains and losses recognized from the contributions and sales of developed properties to property funds and third parties and from the contributions to property funds of operating properties that were acquired with that intent. ProLogis uses its development and leasing expertise to rehabilitate and/ or reposition certain of the properties that it acquires such that the subsequent contribution of the property is expected to generate a profit to ProLogis. ProLogis also earns fees from customers for development activities performed on their behalf and recognizes gains and losses from sales of land parcels when ProLogis’ development plans no longer include these parcels.
      In 2004, 2003 and 2002, the CDFS business segment’s net operating income was $174.3 million, $124.8 million and $152.3 million, respectively. In 2004, 27% of the net operating income of this operating segment was generated in North America, 53% was generated in Europe and 20% was generated in Asia. In 2003, 39% of the net operating income of this operating segment was generated in North America, 39% was generated in Europe and 22% was generated in Asia (all in Japan). For 2002, 37% of the net operating income of this operating segment was generated in North America, 59% was generated in Europe and 4% was generated in Asia (all in Japan).
      Operational information about this operating segment for 2004 includes:

•	Recognition of net gains of $177.0 million (including amounts that had been previously deferred and contingent proceeds); $130.7 million related to sales and contributions of developed properties, $20.1 million related to contributions of acquired properties and $26.2 million related to dispositions of land parcels.

•	Earned $2.7 million of fees from the development activities performed for customers and other income.

•	Incurred expenses and other charges of $5.5 million
      See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — CDFS Business” and Note 12 to ProLogis’ Consolidated Financial Statements in Item 8.

Market Presence
      ProLogis’ CDFS business segment operates in substantially all of ProLogis’ property operations segment’s markets. At December 31, 2004, ProLogis had properties under development in 14 markets in North America (12 markets in the United States and two markets in Mexico), 12 markets in nine countries in Europe and three markets in Asia (Tokyo and Osaka in Japan and in Shanghai, China). At December 31, 2004, the land positions owned by ProLogis were located in 31 markets in North America (27 markets in the United States, three markets in Mexico and in Toronto, Canada) and 18 markets in 10 countries in Europe. At December 31, 2004, ProLogis had begun development on all of its land holdings in Japan and China.

Competition
      ProLogis believes it has differentiated itself from its competitors as it is the only owner of distribution properties and provider of services with significant global operations and holdings in many key global distribution markets that allow it to operate on a consistent basis in many global markets.
      North America — There are a number of other national, regional and local developers engaged in the industrial distribution property development markets where ProLogis conducts business. ProLogis competes with these developers for land acquisition and development opportunities. The disposition market in North America is very competitive and is driven by the supply of new developments, access to capital and interest rate levels. A key component of ProLogis’ success in the CDFS business segment in North America will continue to be its ability to develop and timely lease properties that will generate profits when contributed or sold and its ability to continue to access private capital that allows for the continued acquisition of ProLogis’ properties by the property funds.
      Europe — ProLogis’ competition in the CDFS business segment in Europe generally comes from local and regional developers in its target markets as opposed to pan-European real estate companies. As in North America, the disposition market in Europe is very competitive and is driven by the supply of new developments, access to capital and interest rate levels. With respect to its development activities in Europe, ProLogis believes that it has additional competitive advantages due to the strategic locations of its land positions owned or under control in Europe and due to its personnel who are experienced in the land entitlement process.
      Asia — ProLogis’ competition in the CDFS business segment in Asia generally comes from local and regional developers as opposed to real estate companies operating in several countries, as does ProLogis. ProLogis believes that it has additional competitive advantages over the local development companies in Japan and China due to its global experience in the development of distribution properties, its relationships with key customers established by its local personnel and its global customer base.

Customers
      ProLogis uses the customer relationships that it has developed through its property operations segment activities and the ProLogis Operating System in marketing its CDFS business. See “— Property Operations — Customers” and “— ProLogis Management.” In 2004, approximately 49% of the customers that leased distribution space in ProLogis’ CDFS business segment properties were repeat customers of ProLogis.

Employees
      ProLogis directly employs approximately 830 persons. ProLogis’ employees work in North America (approximately 560 persons), in nine countries in Europe (approximately 210 persons) and in three countries in Asia (approximately 60 persons). Of the total, approximately 145 employees are assigned to the CDFS business segment. ProLogis’ other employees may assist with CDFS business segment activities. ProLogis believes that its relationships with its employees are good. ProLogis’ employees are not represented by a collective bargaining agreement.

Seasonal Nature of the Business
      The demand for industrial distribution properties that are developed or acquired in the CDFS business segment is not seasonal in nature. However, the development process can be impeded by weather in certain markets, particularly during the winter months, affecting the scheduling of development activities and potentially delaying construction starts and completions.

Future Plans
      ProLogis intends to continue to conduct the business of the CDFS business segment as it has in the past. To be successful in the CDFS business segment, ProLogis must be able to: (i) develop, acquire and rehabilitate or reposition and timely lease properties and (ii) access private capital through third party transactions or that can be used by a property fund to acquire CDFS business properties. With respect to the first requirement for success, ProLogis has demonstrated that it has the ability to develop and acquire properties that can be disposed of in this operating segment and generate profits. The ability to lease its properties is dependent on the demand for industrial distribution space. Properties contributed to property funds must generally meet specified leasing criteria. ProLogis experienced stronger leasing activity in 2004 than in 2003 and 2002. ProLogis expects some improvement in leasing for 2005 based on its expectations for economic conditions in it target markets. ProLogis’ market research and customer feedback indicate that consolidation and reconfiguration of supply chains driven by the need for distribution space users to add efficiencies within their distribution networks will continue to favorably impact the demand for distribution properties and the distribution-related services that ProLogis offers in the CDFS business segment in 2005. Also, the limited supply of state-of-the-art distribution space in Europe and Asia and ProLogis’ position of being a single-source provider of distribution space could also provide opportunities within this operating segment. ProLogis believes that it has differentiated itself from its competitors by providing high quality customer service which can partially mitigate the impact of declines in market leasing activities over time. For the past two years, approximately 49% of the customers that leased distribution space in ProLogis’ CDFS business segment properties were repeat customers of ProLogis.
      ProLogis intends to utilize the capital generated through the contributions and sales of properties, the proceeds from public debt and equity offerings that take advantage of favorable market conditions and its short-term borrowing facilities to fund its future CDFS business activities. Further, ProLogis intends to actively pursue other sources of committed capital to form new property funds that will acquire ProLogis’ CDFS business properties.
      ProLogis is committed to offer to contribute all of its stabilized development properties available in specific markets in Europe to ProLogis European Properties Fund through September 2019 and all of its stabilized development properties available in Japan to ProLogis Japan Properties Fund through June 2006. These property funds are committed to acquire such properties, subject to the property meeting certain specified criteria, including leasing criteria, and having available capital. ProLogis believes that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund does have sufficient capital to acquire the properties that ProLogis expects to have available during 2005.
      ProLogis North American Properties Fund V has the right of first offer to all of ProLogis’ stabilized development properties that ProLogis desires to sell in North America (except those properties that are subject to an agreement with ProLogis California) through the end of 2005. Properties subject to the right of first offer must meet certain specified criteria, including leasing criteria. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis in 2005 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. Should ProLogis North American Properties Fund V choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, its rights under the agreement will terminate.
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
ProLogis Management
      ProLogis’ management team is headed by its Chief Executive Officer, Jeffrey H. Schwartz and its President, Chief Operating Officer and Chief Financial Officer, Walter C. Rakowich. Mr. Schwartz and

Mr. Rakowich also serve as Trustees on ProLogis’ Board of Trustees (the “Board”). On December 31, 2004, K. Dane Brooksher relinquished his role as Chief Executive Officer of ProLogis. Mr. Brooksher remains ProLogis’ Chairman and he continues to serve ProLogis as a Trustee. Also on December 31, 2004, Irving F. Lyons III relinquished his role as Chief Investment Officer of ProLogis. Mr. Lyons remains ProLogis’ Vice Chairman and he continues to serve ProLogis as a Trustee and as Chairman of the Board’s Investment Committee.
      In addition to the leadership and oversight provided by Mr. Schwartz and Mr. Rakowich, ProLogis’ investments and operations are overseen by John W. Seiple, Jr., President and Chief Executive Officer — North America, Robert J. Watson, President of North America Operations and Steven K. Meyer, President and Chief Operating Officer — Europe. Further, in North America, each of ProLogis’ five regions (Northeast, Mid-West, Southeast, Central/ Mexico and Pacific) is led by two senior members of the management team — one who is responsible for capital management and one who is responsible for capital deployment. The three regions in Europe (Northern and Central Europe, Southern Europe and the United Kingdom) are each led by a senior officer who has both capital management and capital deployment responsibilities. In Asia, ProLogis’ capital management and capital deployment responsibilities are handled by four senior officers (two in Japan and two in China).
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

ProLogis’ Operating System
      ProLogis’ management team is responsible for overseeing the use the ProLogis Operating System, the cornerstone of ProLogis’ business strategy, to allow ProLogis to achieve long-term sustainable growth in cash flow and sustain a high level of return on equity for its shareholders. The ProLogis Operating System is a proprietary property management and customer service delivery system that has been designed to assist ProLogis’ professional management team in providing a unique and disciplined approach to serving existing and prospective customers. ProLogis believes that, through the ProLogis Operating System, it is, and will continue to be, well positioned to leverage its customer relationships to generate additional business opportunities.

Capital Management and Capital Deployment
      Within the ProLogis Operating System, ProLogis has a team of professionals who are responsible for managing and leasing the properties owned by ProLogis and the property funds. These capital management team members are part of the Market Services Group. ProLogis has 38 Market Officers who are primarily responsible for understanding and meeting the needs of existing and prospective customers in their respective markets. In addition, the Market Officers, along with their team of property management and leasing professionals, use their knowledge of local market conditions to assist the Global Services Group in identifying and accommodating those customers with multiple market requirements and assist in the marketing efforts directed at those customers. The Market Officers’ ability to serve customers in the local market is enhanced by their access to ProLogis’ national and international resources. The focus of the Market Officers has been, and continues to be, on: (i) managing the capital invested in their markets; (ii) creating and maintaining relationships with customers, potential customers and industrial brokers; (iii) leasing ProLogis’ properties; and (iv) identifying potential acquisition and development opportunities in their markets.
      Capital deployment is the responsibility of a team of professionals who focus on ensuring that ProLogis’ capital resources are deployed in an efficient and productive manner that will best serve ProLogis’ long-term objective of increasing shareholder value. The team members responsible for capital deployment evaluate both acquisition and development opportunities in light of the market conditions in their respective regions and ProLogis’ overall goals and objectives. Capital deployment officers work closely with the Global Development Group to create master-planned distribution parks utilizing the extensive experience of the Global Development team members. The Global Development Group incorporates the latest technology with respect to building design and systems and has developed standards and procedures that it strictly adheres to in the development of all properties to ensure that properties developed by ProLogis are of a consistent quality.

Customer Service
      The Global Services Group provides services to a group of the largest users of distribution space that ProLogis has identified as its targeted customer base. The Global Services Group’s primary focus is to position ProLogis as the preferred provider of distribution space to these targeted customers. The professionals in the Global Services Group also seek to build long-term relationships with ProLogis’ existing customers by addressing their distribution and logistics needs. The Global Services Group provide ProLogis’ customers with network optimization tools, strategic site selection assistance, business location services (including tax incentive analysis and tax negotiation consulting), material handling equipment and design consulting services.

Trustees
      K. Dane Brooksher — 66 — Mr. Brooksher has served as a Trustee since October 1993. Mr. Brooksher has been Chairman of ProLogis since March 1999 and he was Chief Executive Officer from March 1999 to December 2004. From November 1993 to March 1999, Mr. Brooksher was Co-Chairman and Chief Operating Officer of ProLogis. Prior to joining ProLogis, Mr. Brooksher was Area Managing Partner and Chicago Office Managing Partner of KPMG Peat Marwick (now KPMG LLP), independent public accountants, where he served on the Board of Directors and Management Committee and as International Development Partner for Belgium and The Netherlands. Mr. Brooksher is a Director of Pactiv Corporation and Qwest Communications International Inc. Mr. Brooksher serves as an Advisory Board Member of the J.L. Kellogg School of Management of Northwestern University. Mr. Brooksher’s term as Trustee expires in 2005.
      Irving F. Lyons, III — 55 — Mr. Lyons has served as a Trustee since March 1996. Mr. Lyons has been Vice Chairman of ProLogis since December 2001 and he was Chief Investment Officer of ProLogis from March 1997 to December 2004. Mr. Lyons was President of ProLogis from March 1999 to December 2001, Co-Chairman of ProLogis from March 1997 to March 1999 and Managing Director of ProLogis from December 1993 to March 1997. Prior to joining ProLogis, Mr. Lyons was the Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons’ term as Trustee expires in 2006.
      Jeffrey H. Schwartz — 45 — Chief Executive Officer of ProLogis since January 2005. Mr. Schwartz was President of International Operations of ProLogis from March 2003 to December 2004 and he was President and Chief Operating Officer — Asia from March 2002 to December 2004. Mr. Schwartz was President and Chief Executive Officer of Vizional Technologies, Inc. (“Vizional Technologies”), previously an unconsolidated investee of ProLogis from September 2000 to February 2002. From October 1994 to August 2000, Mr. Schwartz was with ProLogis, most recently as Vice Chairman for International Operations. Prior to originally joining ProLogis in October 1994, Mr. Schwartz was a founder and managing partner of The Krauss/ Schwartz Company, an industrial real estate developer in Florida. Mr. Schwartz was appointed to the

Board in August 2004 and he will stand for election as a Trustee at ProLogis’ 2005 annual meeting of shareholders.
      Walter C. Rakowich — 47 — President and Chief Operating Officer of ProLogis since January 2005 and Chief Financial Officer of ProLogis since December 1998. Mr. Rakowich was Managing Director of ProLogis from December 1998 to December 2004. Mr. Rakowich will relinquish his role as Chief Financial Officer at the time a new Chief Financial Officer is named (expected to be in the second quarter of 2005). Mr. Rakowich has been with ProLogis in various capacities since July 1994. Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions and he was a Principal with Trammell Crow Company, a diversified commercial real estate company in North America. Mr. Rakowich was appointed to the Board in August 2004 and he will stand for election as a Trustee at ProLogis’ 2005 annual meeting of shareholders.
      Stephen L. Feinberg — 60 — Mr. Feinberg has served as a Trustee since January 1993. Mr. Feinberg has been Chairman of the Board and Chief Executive Officer of Dorsar Investment Co., Inc., a diversified holding company with interests in real estate and venture capital, since 1970. Mr. Feinberg is also a Director of Security Capital Preferred Growth, an affiliate of Security Capital Group Incorporated (“Security Capital”), previously ProLogis’ largest shareholder, Continental Transmission Corporation, MetaMetrics, Inc., St. John’s College and The Feinberg Foundation, Inc. He was formerly Chairman of the Board of St. John’s College and a former Director of Farrar, Strauss and Giroux, Inc. (a private publishing company), Molecular Informatics, Inc., Border Steel Mills, Inc., Springer Building Materials Corporation, Circle K Corporation, EnerServ Products, Inc. and Texas Commerce Bank-First State. Mr. Feinberg’s term as Trustee expires in 2007.
      George L. Fotiades — 51 — Mr. Fotiades has served as a Trustee since December 2001. Mr. Fotiades is President and Chief Operating Officer of Cardinal Health, Inc., a provider of services supporting the health-care industry. Prior thereto, Mr. Fotiades was President and Chief Executive Officer of Life Services Products and Services, a unit of Cardinal Health Inc. Mr. Fotiades was President and Chief Operating Officer of R. P. Scherer Corporation (which was merged into Cardinal Health, Inc. in August 1998), Executive Vice President and Group President from 1996 to 1998 and Group President of the Americas and Asia Pacific from 1996 to 1998. Mr. Fotiades’ term as Trustee expires in 2006.
      Donald P. Jacobs — 77 — Mr. Jacobs has served as a Trustee since February 1996. Mr. Jacobs has been a faculty member of the J.L. Kellogg School of Management of Northwestern University since 1957 and Mr. Jacobs is currently Dean Emeritus, having served as Dean from 1975 until 2001. Mr. Jacobs is a Director of Terex Corporation and CDW Computer Centers. Mr. Jacobs was formerly a Director of Commonwealth Edison and its parent company, Unicom and he was formerly the Chairman of the Public Review Board of Andersen Worldwide. Mr. Jacobs was Chairman of the Advisory Committee of the Oversight Board of the Resolution Trust Corporation for the third region from 1990 to 1992, Chairman of the Board of AMTRAK from 1975 to 1979, Co-Staff Director of the Presidential Commission on Financial Structure and Regulation from 1970 to 1971 and Senior Economist for the Banking and Currency Committee of the U.S. House of Representatives from 1963 to 1964. Mr. Jacobs’ term as Trustee expires in 2007.
      Kenneth N. Stensby — 65 — Mr. Stensby has served as a Trustee since March 1999. Mr. Stensby was Senior Vice President, Mortgage Origination, with Heitman Real Estate Investment Management from September 2003 to August 2004. Mr. Stensby was a Director of Meridian Industrial Trust Inc. from 1996 to March 1999, when it was merged with and into ProLogis. Mr. Stensby was President and Chief Executive Officer of United Properties, a Minneapolis-based diversified real estate company, from 1974 until his retirement in January 1995. Mr. Stensby is past President of the National Association of Industrial and Office Parks and was a Director of First Asset Realty Advisors, a pension advisory subsidiary of First Bank of Minneapolis. Mr. Stensby’s term as Trustee expires in 2005.
      D. Michael Steuert — 56 — Mr. Steuert has served as a Trustee since September 2003. Mr. Steuert has been Senior Vice President and Chief Financial Officer of Fluor Corporation, a publicly owned engineering and construction firm, since 2001. Mr. Steuert was Senior Vice President and Chief Financial Officer of Litton Industries, Inc. from 1999 to 2001. Prior thereto, Mr. Steuert was Senior Vice President and Chief Financial Officer for GenCorp, Inc. Mr. Steuert has served as a Trustee of the Mental Health Association of Summit

County (Ohio), regional director of the Financial Executive’s Institute and Director of GenCorp, Inc. board of directors. Mr. Steuert is a Director of Weyerhaeuser Corporation. Mr. Steuert’s term as Trustee expires in 2007.
      J. André Teixeira — 52 — Mr. Teixeira has served as a Trustee since February 1999. Mr. Teixeira was Vice President, Global Innovation and Development of InBev, formerly Interbrew, a publicly traded brewer in Belgium, from February 2003 to October 2004. He was Chairman and Senior Partner with BBL Partners LLC, Moscow, Russia, a consulting and trading company specializing in the food and food ingredient industry, from 2001 to 2002 and he was the President of Coca-Cola for the Russia and Ukraine region, General Manager of Coca-Cola Russia, Ukraine and Belarus and Head of Representation for the Coca-Cola Export Corporation, Moscow from 2000 to 2001. Mr. Teixeira was General Manager/ President of the Coca-Cola Ukraine and Belarus region, Kiev from 1998 to 2000 and was with Coca-Cola in various capacities since 1978. Mr. Teixeira’s term as Trustee expires in 2007.
      William D. Zollars — 57 — Mr. Zollars has served as a Trustee since June 2001. Mr. Zollars has been Chairman, President and Chief Executive Officer of Yellow Roadway Corporation, a holding company specializing in transportation of industrial, commercial and retail goods, since 1999. From 1996 to 1999, Mr. Zollars was President of Yellow Freight System Inc., Yellow Roadway Corporation’s principal operating subsidiary, and he was a Senior Vice President of Ryder Integrated Logistics, Inc. from 1994 to 1996. Mr. Zollars is a Director of CIGNA Corporation. Mr. Zollars’ term as Trustee expires in 2006.

Senior Officers
      John W. Seiple, Jr. — 45 — President — North America since December 2001 and Chief Executive Officer — North America since August 2004. Mr. Seiple was ProLogis’ Chief Investment Officer — North America from February 2004 to August 2004 and he was ProLogis’ Chief Operating Officer — North America from December 1998 to February 2004. Mr. Seiple has been with ProLogis in various capacities since October 1993. Mr. Seiple is a Director of Insight Inc. (an unconsolidated investee of ProLogis — see Note 5 to ProLogis’ Consolidated Financial Statements in Item 8). Prior to joining ProLogis, Mr. Seiple was a Senior Vice President with Trammell Crow Company, a diversified commercial real estate company in North America.
      Robert J. Watson — 55 — President of North America Operations since January 2004. Mr. Watson was President and Chief Operating Officer — Europe of ProLogis from December 1998 to January 2004 and has been with ProLogis in various capacities since November 1992. Prior to joining ProLogis, Mr. Watson was the Regional Partner for Southwest United States Real Estate with Trammell Crow Company, a diversified commercial real estate company in North America.
      Steven K. Meyer — 56 — President and Chief Operating Officer — Europe since January 2004. Mr. Meyer was Managing Director of ProLogis from December 1998 to January 2004, where he had capital deployment responsibilities for the Central/ Mexico region and has been with ProLogis in various capacities since September 1994. Prior to joining ProLogis, Mr. Meyer was an Executive Vice President with Trammell Crow Company, a diversified commercial real estate company in North America.
      Paul C. Congleton — 50 — Managing Director — North American Fund Management and Real Estate Research of ProLogis since September 1999, where he has fund management and research responsibilities in North America. Mr. Congleton has been with ProLogis in various capacities since January 1995. Prior to joining ProLogis, Mr. Congleton was Managing Principal with Overland Company, a property management, leasing and consulting company based in Arizona.
      Alan J. Curtis — 57 — Managing Director — Market Services and Global Development — United Kingdom of ProLogis since December 2002, where he has capital management and deployment responsibilities for the United Kingdom. Mr. Curtis has been with ProLogis or an investee of ProLogis in various capacities since June 1997. Prior thereto, Mr. Curtis was with Gazely Properties as a Senior Development Surveyor with responsibilities for the Midlands market of the United Kingdom.

      Ranald A. Hahn — 49 — Managing Director — Southern Europe of ProLogis since December 2002, where he has capital management and deployment responsibilities for Southern Europe. Mr. Hahn has been with ProLogis in various capacities since March 1999. Prior to joining ProLogis, Mr. Hahn was the International Business Development Director of GSE, a French logistics construction company.
      Luke A. Lands — 48 — Managing Director since December 2004 and Controller of ProLogis since August 2000. Mr. Lands was Senior Vice President of ProLogis from August 2000 to December 2004. As Controller, Mr. Lands supervises ProLogis’ accounting, financial reporting and financial forecasting functions. Mr. Lands will relinquish his role as Controller at the time a new Controller is named (expected to occur in the second quarter of 2005) and will become ProLogis’ Chief Financial Officer for Europe. Mr. Lands has been with ProLogis in various capacities since January 1996. Prior to joining ProLogis, Mr. Lands was Vice President of SCG Realty Services, an affiliate of Security Capital. Prior thereto, Mr. Lands was Vice President and Controller for Lincoln Property Company, a diversified national real estate operating company. Mr. Lands is a Certified Public Accountant.
      Masato Miki — 40 — Managing Director — Japan of ProLogis since December 2004, where he is responsible for acquisitions, finance operations and fund management in Japan. Mr. Miki was Senior Vice President of ProLogis from January 2004 to December 2004 with similar responsibilities in Japan and he has been with ProLogis since August 2002. Prior to joining ProLogis, Mr. Miki was Vice President of Mitsui Fudosan Investment Advisors, Inc., an affiliate of Mitsui Fudosa Co., Ltd., a comprehensive real estate company in Japan.
      Edward S. Nekritz — 39 — Managing Director of ProLogis since December 2002, General Counsel of ProLogis since December 1998 and Secretary of ProLogis since March 1999, where he oversees the provision of all legal services for ProLogis and is responsible for ProLogis’ Risk Management and Asset Services departments. Mr. Nekritz has been with ProLogis in various capacities since September 1995. Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw LLP).
      John R. Rizzo — 55 — Managing Director — Global Development — North America/Asia of ProLogis since December 2000, where he is responsible for the Global Development Group in North America and Asia. Mr. Rizzo has been with ProLogis in various capacities since January 1999. Prior to joining ProLogis, Mr. Rizzo was Senior Vice President and Chief Operating Officer of Perini Management Services Incorporated, an affiliate of Perini Corporation which is a construction management and general contracting firm.
      Robin P. R. von Weiler — 48 — Managing Director — Market Services and Global Development — Northern and Central Europe of ProLogis since December 1999, where he has capital management and deployment responsibilities for Northern and Central Europe. Mr. von Weiler has been with ProLogis in various capacities since October 1997. Prior to joining ProLogis, Mr. von Weiler was with DTZ Zadelhoff V.O.F., part of DTZ Debenham Tie Lung, in Rotterdam, The Netherlands, most recently as Vice Managing Director, Real Estate Agent and Corporate Advisor.
      Mike Yamada — 51 — Managing Director — Japan of ProLogis since December 2004, where he is responsible for development and leasing activities in Japan. Mr. Yamada was a Senior Vice President of ProLogis from January 2004 to December 2004 with similar responsibilities in Japan and he has been with ProLogis since April 2002. Prior to joining ProLogis, Mr. Yamada was a Senior Officer of Fujita Corporation, a construction company in Japan.
      Gary E. Anderson — 39 — Senior Vice President of ProLogis since May 2003, where he has capital deployment responsibilities for the Central/ Mexico region. Previously, Mr. Anderson was a Market Officer for ProLogis’ New Jersey markets and he has been with ProLogis in various capacities since August 1994. Prior to joining ProLogis, Mr. Anderson was with Security Capital, previously ProLogis’ largest shareholder, as a member of its Management Development Program.
      Bert Angel — 47 — Senior Vice President of ProLogis since December 2003, where he oversees the Global Solutions Group in Europe. Mr. Angel has been with ProLogis in various capacities since May 1998. Prior to joining ProLogis, Mr. Angel was the International Marketing and Sales Director for the Port of Rotterdam, one of the largest ports in the world.

      Gregory J. Arnold — 49 — Senior Vice President of ProLogis since December 2001, where he oversees the Global Solutions Group in North America. Mr. Arnold has been with ProLogis in various capacities since May 1994. Prior to joining ProLogis, Mr. Arnold was an Equity Vice President with LaSalle Partners (now Jones Lang LaSalle), a corporate real estate advisory firm.
      Patrick J. Boot — 40 — Senior Vice President of ProLogis since January 2003, where he has responsibility for real estate research in Asia and has certain responsibilities for ProLogis’ China operations. Mr. Boot was responsible for establishing ProLogis’ office in Shanghai, China. Prior to joining ProLogis, Mr. Boot was Executive Vice President and Executive Director of Property Investment Advisors Indonesia/ P.T. Sanggraha Daksamitra, a real estate development and leasing company in Indonesia.
      Eric D. Brown — 44 — Senior Vice President of ProLogis since January 2004, where he has capital management responsibilities for the Central/ Mexico region. Mr. Brown has been with ProLogis in capacities since May 1994. Prior to joining ProLogis, Mr. Brown was a Partner and Vice President of Crow Barshop Properties, Inc., an industrial real estate management and leasing company in San Antonio, Texas.
      Ken R. Hall — 54 — Senior Vice President of ProLogis since December 2002, where he oversees the Global Development Group in Europe. Mr. Hall has been with ProLogis or an investee of ProLogis in various capacities since July 1998. Prior thereto, Mr. Hall was a Managing Director of Birse Construction, a development company in the United Kingdom.
      Larry H. Harmsen — 44 — Senior Vice President of ProLogis since December 2001, where he has capital deployment responsibilities for the Pacific region. Mr. Harmsen has been with ProLogis in various capacities since February 1995. Prior to joining ProLogis, Mr. Harmsen was a Vice President and General Partner with Lincoln Property Company, a diversified national real estate operating company.
      M. Gordon Keiser, Jr. — 60 — Senior Vice President of ProLogis since October 1995 and Treasurer of ProLogis since December 1998, where he is responsible for relationships with ProLogis’ lenders. Mr. Keiser has been with ProLogis in various capacities since October 1995. Prior to joining ProLogis, Mr. Keiser was Senior Vice President of JMB Realty Corporation with responsibilities for corporate finance and capital markets financing.
      Douglas A. Kiersey, Jr. — 44 — Senior Vice President of ProLogis since December 2001, where he has capital deployment responsibilities for the Mid-West region. Mr. Kiersey has been with ProLogis in various capacities since May 1994. Prior to joining ProLogis, Mr. Kiersey was a member of the Industrial/ Technology Group at Cushman & Wakefield of Oregon, Inc., a real estate brokerage and services company.
      W. Scott Lamson — 42 — Senior Vice President of ProLogis since February 2003, where he has capital management responsibilities for the Pacific region. Mr. Lamson has been with ProLogis in various capacities since June 1995. Prior to joining ProLogis, Mr. Lamson was a Vice President with Commercial Property Services, a commercial real estate company with responsibilities in the San Francisco market.
      Brian N. Marsh — 40 — Senior Vice President of ProLogis since January 2004, where he has capital management responsibilities for the Mid-West region. Mr. Marsh has been with ProLogis in various capacities since January 1995. Prior to joining ProLogis, Mr. Marsh was an Associate with The Pizzuti Companies, an industrial real estate company in Columbus, Ohio.
      Debra A. McRight — 45 — Senior Vice President of ProLogis since December 1999, where she is responsible for client services and property management operations in North America. Ms. McRight has been with ProLogis in various capacities since September 1995. Prior to joining ProLogis, Ms. McRight was with Paragon Group, Inc., a full service real estate company, where she was responsible for property management operations in St. Louis, Missouri.
      Ming Z. Mei — 32 — Senior Vice President of ProLogis since December 2004, where he is responsible for capital management and development activities in China. Previously, Mr. Mei was First Vice President of ProLogis with similar responsibilities. Prior to joining ProLogis in March 2003, Mr. Mei was Director of Finance and Business Development for the Asia Pacific Region of Owens Corning, a global building materials manufacturing company.

      Richard H. Strader — 45 — Senior Vice President of ProLogis since March 2004, where he has capital deployment responsibilities for the Southeast region. Mr. Strader was a Vice President and Market Officer for ProLogis from June 1994 to February 1999. Prior to re-joining ProLogis in 2004, Mr. Strader was Co-Managing Partner with Craig Davis Properties, a commercial real estate company in North Carolina.
      Charles E. Sullivan — 47 — Senior Vice President of ProLogis since December 2001, where he has capital management responsibilities for the Southeast and Northeast regions. Mr. Sullivan has been with ProLogis in various capacities since October 1994. Prior to joining ProLogis, Mr. Sullivan was an Industrial Broker with Cushman & Wakefield of Florida, a real estate brokerage and services company.
      Neville D. E. Teagarden — 41 — Senior Vice President and Chief Information Officer of ProLogis since September 2003, where he is responsible for development and implementation of ProLogis’ global business technology systems. Prior to joining ProLogis, Mr. Teagarden was the Chief Information Officer of Navigant International, a provider of travel management services.
      Peter R. S. Wittendorp — 39 — Senior Vice President of ProLogis since December 2003 where he has Global Capital and Fund Management responsibilities in Europe. Mr. Wittendorp has been with ProLogis since September 2001. Prior to joining ProLogis, Mr. Wittendorp was an independent real estate consultant and he also served as Coordinating Fund Manager and Executive Vice President of the real estate investment group of ABP Investments.
Environmental Matters
      Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow funds by using such real estate as collateral. ProLogis has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned (directly or through investments in unconsolidated entities), or being acquired, as of December 31, 2004, and ProLogis is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on ProLogis’ business, financial condition or results of operations. ProLogis or the predecessor owners have subjected each of its properties to an environmental assessment (which may not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of these environmental assessments have revealed, nor is ProLogis aware of, any environmental liability (including asbestos-related liability) that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations have revealed or will reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to ProLogis or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
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
ITEM 2. Properties
Industrial Distribution Properties
      ProLogis has directly invested in real estate assets that are primarily generic industrial distribution properties. Due to the costs associated with retrofitting service center space for new customers, ProLogis has acquired properties containing service center space on a very limited basis. Generally, service center space has been acquired as part of portfolio acquisitions in which the majority of the properties being acquired were generic industrial distribution properties. In Japan, ProLogis’ distribution properties will generally be multi-level centers, which is common in Japan due to the high cost and limited availability of land. ProLogis’ properties are typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. Based on the square footage of operating properties directly owned by ProLogis at December 31, 2004, 86% of ProLogis’ properties are used for bulk distribution with the remaining properties used for light manufacturing and assembly (11%) and for other purposes, primarily service centers (3%).
Geographic Distribution
      ProLogis has direct ownership of 1,286 distribution properties (operating and under development) in North America, Europe and Asia at December 31, 2004. In North America, properties that are owned directly by ProLogis are located in 39 markets in 22 states and the District of Columbia in the United States and in four markets in Mexico. In Europe, the properties that are owned directly by ProLogis are located in 17 markets in nine countries. In Asia, the properties that are owned directly by ProLogis are located in Japan (Tokyo and Osaka), in Shanghai, China and in Singapore.
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

United States:
Northern Ohio	Akron, Bellevue, Fremont and Green
I-81 Corridor, Pennsylvania	Allentown, Bethlehem, Harrisburg
Central New Jersey	Cranbury, Edison, Trenton
I-95 Corridor, New Jersey	Newark and Secaucus
Los Angeles/ Orange County, California	Los Angeles metropolitan area, Orange County, San Bernardino County and Riverside County
Europe:
France:
Central	Orleans, Paris, Vatry
East	Metz
North	Lille, Le Havre
South	Lyon, Marseille

Germany:
North	Hamburg, Hanover
Rhine/ Main	Frankfurt
Rhine/ Ruhr	Cologne, Dortmund, Dusseldorf
South	Munich
Netherlands:
South	Haaften, Tilburg, Veghel, Venlo
Poland:
Central	Piotrkow
South	Bedzin
West	Poznan
United Kingdom:
East Midlands	Bedfordshire, Coalville, Corby, Daventry, Leicester, Northampton
London and Southeast	London, Hemel Hempstead, Thurrock
North	Leeds, Wakefield, Crewe
West Midlands	Banbury, Birmingham, Coventry, Rugby
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

	December 31,

	2004		2003

		Percentage of		Percentage of
	Number of	Assets Based	Number of	Assets Based
	Properties	on Cost(1)	Properties	on Cost(1)

North American Markets(2)(3):
United States:
Atlanta, Georgia	81	4.79%	80	4.89%
Austin, Texas	27	1.12	27	1.24
Central New Jersey(4)	18	1.66	—	—
Charlotte, North Carolina	30	1.94	33	2.58
Chattanooga, Tennessee	5	0.28	5	0.29
Chicago, Illinois	64	5.88	61	6.26
Cincinnati, Ohio	43	2.39	42	2.19
Columbus, Ohio	28	2.68	32	3.38
Dallas/ Ft. Worth, Texas	120	7.10	125	8.09
Denver, Colorado	25	1.47	25	1.46
El Paso, Texas	16	1.02	18	1.34
Ft. Lauderdale/ Miami, Florida	12	0.87	14	1.19
Houston, Texas	91	4.17	91	4.58
I-81 Corridor, Pennsylvania	11	2.49	3	0.87
I-95 Corridor, New Jersey(3)	10	1.35	26	2.50
Indianapolis, Indiana	43	2.59	43	2.45
Kansas City, Kansas/ Missouri	29	1.06	29	1.15

	December 31,

	2004		2003

		Percentage of		Percentage of
	Number of	Assets Based	Number of	Assets Based
	Properties	on Cost(1)	Properties	on Cost(1)

Las Vegas, Nevada	18	1.72	17	1.72
Los Angeles/ Orange County, California(2)	3	1.24	2	0.70
Louisville, Kentucky	8	0.81	7	0.66
Memphis, Tennessee	48	3.50	47	3.48
Nashville, Tennessee	38	1.72	41	2.06
Northern Ohio	1	0.02	1	0.02
Oklahoma City, Oklahoma	6	0.20	6	0.22
Orlando, Florida	21	1.27	19	1.25
Phoenix, Arizona	29	1.14	30	1.25
Portland, Oregon	21	0.89	20	0.88
Reno, Nevada	23	1.61	23	1.77
Salt Lake City, Utah	7	0.77	7	0.84
San Antonio, Texas	51	1.96	53	2.29
San Francisco (Central Valley), California(4)	14	1.84	—	—
San Francisco (East Bay), California(4)	40	2.03	54	4.23
San Francisco (South Bay), California	71	3.88	71	4.25
Seattle, Washington	14	0.96	14	1.05
St. Louis, Missouri	13	0.65	13	0.71
Tampa, Florida	60	2.50	61	2.54
Tulsa, Oklahoma	9	0.22	9	0.23
Washington D.C./ Baltimore, Maryland	38	2.66	38	2.92
Other(5)	1	0.07	2	0.24
Mexico:
Juarez	11	0.61	12	0.67
Monterrey	8	0.54	8	0.59
Reynosa	14	1.10	12	0.77
Tijuana	3	0.21	3	0.25

Subtotal North America	1,223	76.98	1,224	80.05

European Markets(6):
Czech Republic:
Prague	2	0.26	—	—
France:
Central	3	0.74	3	0.58
East	1	0.13	1	0.23
North	1	0.26	1	0.26
South	4	0.93	4	0.77
Germany:
Rhine/ Main	1	0.38	2	0.58
Rhine/ Ruhr	1	0.22	2	0.49
South	3	0.34	2	0.30

	December 31,

	2004		2003

		Percentage of		Percentage of
	Number of	Assets Based	Number of	Assets Based
	Properties	on Cost(1)	Properties	on Cost(1)

Hungary:
Budapest	1	0.29	2	0.24
Italy:
Milan	3	0.71	1	0.27
Netherlands:
South	—	—	2	0.87
Poland:
Central	—	—	1	0.29
South	3	0.43	1	0.06
Warsaw	3	0.63	2	0.33
West	—	—	2	0.13
Spain:
Madrid	3	0.84	2	0.64
Sweden:
Stockholm	2	0.73	—	—
United Kingdom:
East Midlands	2	0.60	6	2.10
London and Southeast	11	3.87	9	3.07
North	—	—	2	0.31
West Midlands	9	2.07	6	2.46

Subtotal Europe	53	13.43	51	13.98

Asian Markets:
China:
Shanghai	3	0.29	—	—
Japan(7):
Nagoya	—	—	1	0.62
Osaka	2	4.27	2	3.33
Tokyo	4	4.84	1	2.02
Singapore	1	0.19	—	—

Subtotal Asia	10	9.59	4	5.97

Total(8)	1,286	100.00%	1,279	100.00%

(1)	Properties under development are reflected at their total expected cost at completion, rather than at the cost incurred as of the dates presented.

(2)	ProLogis California has the right of first offer with respect to properties that ProLogis develops, excluding properties developed under build to suit agreements, in certain counties included in ProLogis’ Los Angeles/ Orange County market, subject to the property meeting certain specified criteria, including leasing criteria.

(3)	ProLogis North American Properties Fund V has the right of first offer to all of ProLogis’ stabilized development properties that ProLogis desires to sell in North America (except those properties that are subject to an agreement with ProLogis California) through December 31, 2005. Properties subject to the right of first offer must meet certain specified criteria, including leasing criteria. Rights under the agreement will terminate if ProLogis North American Properties Fund V does not acquire a property that meets the specified criteria.

(4)	Previously, ProLogis considered all of its properties in New Jersey to be in one market. For 2004, ProLogis reflects two New Jersey markets, I-95 Corridor and Central New Jersey. Also, for 2004, ProLogis has divided the properties previously presented in the San Francisco (East Bay) market between that market and the San Francisco (Central Valley) market.

(5)	For 2004, includes on property in the Brownsville, Texas market. For 2003, includes one property in each of the Birmingham, Alabama and Brownsville, Texas markets. Neither of these markets are considered to be target markets of ProLogis.

(6)	ProLogis is committed to offer to contribute all of its stabilized development properties in specific markets in Europe to ProLogis European Properties Fund through September 2019, and ProLogis European Properties Fund is committed to acquire such properties, subject to the property meeting certain specified criteria, including leasing criteria.

(7)	ProLogis is committed to offer to contribute all of its stabilized development properties in Japan to ProLogis Japan Properties Fund through June 2006, and ProLogis Japan Properties Fund is committed to acquire such properties, subject to the property meeting certain specified criteria, including leasing criteria.

(8)	Includes 58 properties under development at December 31, 2004 with a total expected cost at completion of $1.08 billion and 27 properties under development at December 31, 2003 with a total expected cost at completion of $678.5 million.

Properties
      The information in the following tables is as of December 31, 2004 for the operating properties, properties under development and land directly owned by ProLogis and its consolidated subsidiaries and partnerships, which may not be 100% owned by ProLogis (see “— Real Estate Partnerships”). No individual property or group of properties operated as a single business unit amounted to 10% or more of ProLogis’ consolidated total assets at December 31, 2004 or generated income equal to 10% or more of ProLogis’ consolidated gross revenues or total income for the year ended December 31, 2004. The table does not include properties that are owned by property funds or by ProLogis’ other unconsolidated investees which are discussed under “— Unconsolidated Investees.”

			Rentable
	No. of	Percentage	Square
	Bldgs.	Occupancy(1)	Footage	Investment(2)	Encumbrances(3)

Operating Properties Owned at December 31, 2004(4):
North American Markets(5):
United States:
Atlanta, Georgia	80	88.43%	8,504,171	$276,569,274	$35,061,297
Austin, Texas	27	86.71	1,759,309	68,888,270	—
Central New Jersey	17	95.33	2,013,741	62,659,234	10,256,804
Charlotte, North Carolina	30	93.26	3,801,070	119,117,964	40,702,305
Chattanooga, Tennessee	5	97.58	1,147,872	17,312,734	—
Chicago, Illinois	62	84.15	8,358,896	345,414,680	43,863,054
Cincinnati, Ohio	42	77.98	4,742,763	130,163,906	40,016,846
Columbus, Ohio	28	81.04	5,062,250	164,317,252	25,395,015
Dallas/ Fort Worth, Texas	120	86.34	12,960,122	436,023,103	62,364,972
Denver, Colorado	24	93.06	2,760,534	78,699,003	—
El Paso, Texas	16	74.31	2,166,169	62,586,842	1,495,567

			Rentable
	No. of	Percentage	Square
	Bldgs.	Occupancy(1)	Footage	Investment(2)	Encumbrances(3)

Ft. Lauderdale/ Miami, Florida	12	100.00	945,689	53,520,288	7,336,327
Houston, Texas	88	88.63	7,674,522	237,534,629	44,435,918
I-81 Corridor, Pennsylvania	11	78.66	2,799,148	152,956,453	12,847,461
I-95 Corridor, New Jersey	10	100.00	1,729,312	82,865,793	17,376,194
Indianapolis, Indiana	43	88.07	4,716,151	158,914,326	—
Kansas City, Kansas/ Missouri	29	97.19	1,578,487	64,896,371	5,281,254
Las Vegas, Nevada	17	100.00	2,061,291	95,490,974	12,336,148
Los Angeles/ Orange County, California	2	22.03	1,131,513	38,744,504	—
Louisville, Kentucky	8	69.21	1,907,488	49,632,843	6,266,529
Memphis, Tennessee	46	81.76	7,209,879	192,376,060	9,434,141
Nashville, Tennessee	38	88.67	4,093,240	105,778,654	6,821,477
Northern Ohio	1	100.00	71,723	1,085,819	—
Oklahoma City, Oklahoma	6	75.39	639,942	12,542,345	—
Orlando, Florida	21	87.84	1,937,151	78,157,661	6,748,344
Phoenix, Arizona	29	95.47	1,983,856	70,161,519	—
Portland, Oregon	20	93.87	1,330,215	49,553,937	278,132
Reno, Nevada	23	93.83	2,702,923	98,969,884	10,155,504
Salt Lake City, Utah	7	98.08	1,643,468	47,014,900	—
San Antonio, Texas	50	88.40	4,044,441	117,660,285	—
San Francisco (Central Valley), California	14	86.64	2,948,792	112,974,450	74,262
San Francisco (East Bay), California	40	91.83	3,015,829	124,628,424	31,000,000
San Francisco (South Bay), California	71	85.76	3,695,747	238,573,019	6,007,570
Seattle Washington	14	98.27	1,272,827	59,142,977	4,442,873
St. Louis, Missouri	13	84.70	1,251,825	40,166,842	6,331,945
Tampa, Florida	58	94.34	3,640,856	140,389,591	9,479,358
Tulsa, Oklahoma	9	91.72	523,623	13,386,508	—
Washington D.C./ Baltimore, Maryland	38	96.32	3,938,023	163,457,125	35,737,167
Other(6)	1	66.67	144,000	4,004,652	—
Mexico:
Juarez	10	100.00	835,380	32,569,066	—
Monterrey	8	75.53	825,001	33,111,337	—
Reynosa	12	88.61	1,299,091	55,038,684	—
Tijuana	3	63.80	365,110	12,681,475	—

Subtotal North America(5)	1,203	87.18	127,233,440	4,499,733,657	491,546,464

			Rentable
	No. of	Percentage	Square
	Bldgs.	Occupancy(1)	Footage	Investment(2)	Encumbrances(3)

European Markets(7):
France:
Central	1	72.04	356,654	20,536,184	—
East	1	100.00	190,643	7,977,894	—
North	1	—	344,760	15,833,999	—
South	2	14.30	560,718	29,132,732	—
Germany:
Rhine/ Main	1	—	223,536	23,289,153	—
Rhine/ Ruhr	1	—	180,469	13,250,767	—
Poland:
South	1	93.47	123,000	4,350,388	—
Warsaw	1	—	266,797	12,679,664	—
Spain:
Madrid	1	100.00	390,270	24,448,945	—
United Kingdom:
East Midlands	2	82.09	805,241	37,207,836	—
London and Southeast	7	—	808,998	137,227,808	—
West Midlands	4	60.33	630,164	50,403,972	—

Subtotal Europe(7):	23	42.49	4,881,250	376,339,342	—

Asian Markets(8):
Japan:
Osaka	1	27.25	1,365,116	169,534,679	—
Singapore	1	100.00	150,000	11,599,592	—

Subtotal Asia(8)	2	34.45	1,515,116	181,134,271	—

Total Operating Properties Owned at December 31, 2004(4)	1,228	84.95%	133,629,806	$5,057,207,270	$491,546,464

		Rentable
	No. of	Square		Total Expected
	Bldgs.	Footage	Investment(2)	Cost(9)

Properties Under Development at December 31, 2004(10)(11):
North American Markets:
United States:
Atlanta, Georgia	1	678,000	$5,026,676	$17,765,983
Central New Jersey	1	750,005	20,578,181	39,085,752
Chicago, Illinois	2	398,800	10,408,887	16,004,082
Cincinnati, Ohio	1	483,000	6,555,344	16,608,128
Denver, Colorado	1	283,666	1,857,293	11,675,860
Houston, Texas	3	495,000	10,422,803	18,507,008
Las Vegas, Nevada	1	214,200	2,244,702	10,074,122
Los Angeles/ Orange County, California	1	849,054	14,524,433	37,651,370
Memphis, Tennessee	2	776,900	18,457,749	22,398,421
Portland, Oregon	1	100,350	4,299,823	5,098,893
San Antonio, Texas	1	54,000	1,890,537	2,536,861
Tampa, Florida	2	231,120	3,521,791	13,334,482
Mexico:
Juarez	1	121,870	3,602,629	5,160,177
Reynosa	2	296,935	6,204,757	12,314,734

Subtotal North America	20	5,732,900	109,595,605	228,215,873

European Markets:
Czech Republic:
Prague	2	247,626	10,553,258	15,807,042
France:
Central	2	434,694	19,318,193	25,066,429
South	2	508,004	10,915,013	27,812,143
Germany:
South	3	268,637	17,884,268	20,656,265
Hungary:
Budapest	1	250,338	16,650,419	17,609,499
Italy:
Milan	3	691,972	22,954,971	43,592,619
Poland:
South	2	504,089	4,421,237	21,943,891
Warsaw	2	553,485	3,981,493	26,263,955
Spain:
Madrid	2	370,583	8,904,705	27,033,002

		Rentable
	No. of	Square		Total Expected
	Bldgs.	Footage	Investment(2)	Cost(9)

Sweden:
Stockholm	2	491,129	28,281,030	44,868,402
United Kingdom:
London and Southeast	4	601,600	69,056,363	100,671,450
West Midlands	5	775,629	53,328,952	77,302,193

Subtotal Europe	30	5,697,786	266,249,902	448,626,890

Asian Markets:
China:
Shanghai	3	520,416	4,832,195	18,065,468
Japan:
Osaka	1	785,211	11,506,716	92,635,000
Tokyo	4	2,411,483	183,518,285	297,106,554

Subtotal Asia	8	3,717,110	199,857,196	407,807,022

Total Properties Under Development at December 31, 2004(10)(11)	58	15,147,796	$575,702,703	$1,084,649,785

	Acreage	Investment(2)	Encumbrances(3)

Land Held for Development at December 31, 2004(12):
North American Markets:
United States:
Atlanta, Georgia	181.5	$13,524,081	$—
Austin, Texas	7.2	918,357	—
Central New Jersey	6.0	634,208	—
Charlotte, North Carolina	35.2	3,844,666	—
Chicago, Illinois	62.6	12,959,711	—
Cincinnati, Ohio	63.7	5,583,848	—
Columbus, Ohio	15.9	938,766	—
Dallas/ Ft. Worth, Texas	119.6	12,375,011	—
Denver, Colorado	110.4	7,413,867	—
El Paso, Texas	85.1	5,462,246	—
Houston, Texas	62.2	5,729,612	—
I-81 Corridor, Pennsylvania	326.8	28,829,991	—
Indianapolis, Indiana	92.7	7,440,169	—
Kansas City, Kansas/ Missouri	16.6	1,526,602	—
Las Vegas, Nevada	13.2	1,933,538	97,009
Los Angeles/ Orange County, California	91.1	22,316,372	—
Louisville, Kentucky	60.6	4,898,604	—
Memphis, Tennessee	78.1	5,014,491	—
Orlando, Florida	16.1	1,628,533	—
Portland, Oregon	7.2	1,641,574	—
Reno, Nevada	26.2	3,914,690	—
Salt Lake City, Utah	30.8	2,062,465	—

	Acreage	Investment(2)	Encumbrances(3)

San Antonio, Texas	47.5	3,429,680	—
San Francisco (East Bay) California	77.6	7,239,885	—
Seattle, Washington	10.6	2,073,601	—
Tampa, Florida	43.9	2,882,320	—
Washington D.C./ Baltimore, Maryland	31.1	5,448,092	—
Canada:
Toronto, Canada	133.9	50,905,763	—
Mexico:
Juarez, Mexico	41.5	6,735,898	—
Monterrey, Mexico	12.8	1,759,700	—
Reynosa, Mexico	44.3	6,027,824	—

Subtotal North America	1,952.0	237,094,165	97,009

European Markets:
Belgium	34.2	12,762,876	—
Czech Republic:
Prague	17.0	5,942,493	—
France:
Central	168.6	26,169,786	—
North	19.8	1,390,380	—
South	20.8	3,827,368	—
Germany:
Rhine/ Main	12.4	9,996,934	—
Rhine/ Ruhr	6.3	2,147,138	—
Hungary:
Budapest	57.7	10,266,723	—
Italy:
Milan	95.5	22,794,517	—
Netherlands:
Rotterdam	5.0	2,071,629	—
Poland:
Central	5.7	1,860,988	—
South	100.1	18,471,008	—
Warsaw	39.0	5,027,607	—
Spain:
Madrid	11.2	4,415,392	—
United Kingdom:
East Midlands	224.0	89,037,385	—
London and Southeast	79.3	81,702,329	—
North	70.6	17,119,084	—
West Midlands	72.0	45,731,848	—

Subtotal Europe	1,039.2	360,735,485	—

Total Land Held for Development at December 31, 2004(12)	2,991.2	$597,829,650	$97,009

			Rentable
	No. of		Square			Total Expected
	Bldgs.	Acreage	Footage	Investment(2)		Cost(9)	Encumbrances(3)

Grand Totals at December 31, 2004:
Operating properties(4)(5)(7)(8)	1,228	n/a	133,629,806	$5,057,207,270		n/a	$491,546,464
Properties under development(10)(11)	58	n/a	15,147,796	575,702,703		$1,084,649,785	n/a
Land held for development(12)	n/a	2,991.2	n/a	597,829,650		n/a	97,009
Other investments(13)	n/a	n/a	n/a	102,991,608		n/a	n/a

Totals	1,286	2,991.2	148,777,602	$6,333,731,231	(12)	$1,084,649,785	$491,643,473

n/a	Not Applicable

(1)	The percentage occupancy presented is the physical occupancy at December 31, 2004. Operating properties at December 31, 2004 include recently completed development properties that may be in the initial lease-up phase, including properties aggregating 5.1 million square feet that were completed in 2004. The inclusion of properties in the initial lease-up phase can reduce the overall occupancy percentage.

(2)	Investment represents ProLogis’ carrying value of the properties, before depreciation, at December 31, 2004.

(3)	Certain properties are pledged as security under ProLogis’ secured debt and assessment bonds at December 31, 2004. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. See Schedule III — Real Estate and Accumulated Depreciation to ProLogis’ Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(4)	All operating properties are included in the property operations segment. See “Item 1. Business — ProLogis’ Operating Segments — Property Operations.”

(5)	Includes 70 properties aggregating 12.7 million square feet at total investment of $404.7 million that were developed in the CDFS business segment that are pending contribution to a property fund or sale to a third party or that were acquired in the CDFS business segment that are pending contribution to a property fund. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(6)	Includes one property in Brownsville, Texas which is not considered to be a target market of ProLogis.

(7)	Includes 19 properties aggregating 3.9 million square feet at a total investment of $323.7 million that were developed in the CDFS business segment that are pending contribution to a property fund or sale to a third party. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(8)	Includes a 1.4 million square foot property at a total investment of $169.5 million that was developed in the CDFS business segment that is pending contribution to ProLogis Japan Properties Fund. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(9)	Represents the total expected cost at completion for properties under development, including the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during construction, rather than actual costs incurred to date.

(10)	All of the properties under development are included in the CDFS business segment. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

(11)	Includes 16 properties aggregating 3.3 million square feet that are in the design and permit stage.

(12)	All of the land held for future development is included in the CDFS business segment. The land owned can be used for the development of approximately 52.0 million square feet of distribution properties. See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.” Does not include 1,167 acres of land controlled directly by ProLogis under option, letter of intent or contingent contract with the capacity for the development of approximately 20.8 million square feet of distribution properties. Does not include 796 acres of land owned or controlled by unconsolidated investees of ProLogis with the capacity for the development of approximately 11.7 million square feet of distribution properties. See “— Unconsolidated Investees — CDFS Business.”

(13)	Other investments include: (i) earnest money deposits associated with potential acquisitions; (ii) costs incurred during the pre-acquisition due diligence process; and (iii) costs incurred during the pre-construction phase related to future development projects.

Real Estate Partnerships
      At December 31, 2004, ProLogis held a majority ownership interest in and controlled five real estate partnerships (collectively, the “Partnerships”). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the Partnerships are included in ProLogis’ Consolidated Financial Statements and in the preceding real estate tables. The interests of the limited partners are reflected as minority interest in ProLogis’ Consolidated Balance Sheet.
      Pursuant to the partnership agreements, ProLogis or a wholly owned subsidiary of ProLogis is the sole controlling general partner of each of the five real estate partnerships with all management powers over the business and affairs of the partnership. The limited partners of each of the partnerships generally do not have the authority to transact business for, or participate in the management decisions of, the partnerships. The general partner in each of the partnerships may not, without the written consent of all of the limited partners: (i) take any action that would prevent the partnership from conducting its business; (ii) possess the property of the partnership; (iii) admit an additional partner; or (iv) subject a limited partner to the liability of a general partner. In each partnership, ProLogis or a wholly owned subsidiary may not voluntarily withdraw from the partnership or transfer or assign its interests in the partnership without the consent of all of the limited partners. The limited partners may freely transfer their partnership units to their affiliates, provided that the transfer does not cause a termination of the partnership under the Code and does not cause ProLogis to cease to comply with the REIT requirements of the Code. The limited partners in each of the partnerships are entitled to redeem their partnership units for Common Shares.
      See Note 8 to ProLogis’ Consolidated Financial Statements in Item 8.
      The five real estate partnerships are as follows at December 31, 2004:

			Rentable
		Number of	Square Footage	Real Estate
	Formation	Operating	of Operating	Assets		ProLogis’
	Date	Properties	Properties	(in millions)(1)		Ownership

ProLogis Limited Partnership-I(2)	1993	74	3,904,336	$220.4	(3)(4)	68.65%
ProLogis Limited Partnership-III(5)	1994	16	993,730	36.2	(6)	95.18%
ProLogis Limited Partnership-IV(5)(7)	1994	42	2,441,834	94.9	(8)	98.98%
Meridian Realty Partners Limited Partnership	(9)	1	249,283	11.1	(10)	91.33%
ProLogis Fraser L.P.(11)	2004	9	2,329,880	151.2	(12)	87.46%

		142	9,919,063	$513.8

(1)	Real estate assets are presented before depreciation.

(2)	Irving F. Lyons, III, ProLogis’ Vice Chairman and former Chief Investment Officer, had an effective ownership in ProLogis Limited Partnership-I of 1.8% at December 31, 2004.

(3)	These properties cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners, other than in tax-deferred exchanges. The applicable partnership agreement provides that a minimum level of debt must be maintained within this partnership, which can include intercompany debt to ProLogis.

(4)	One operating property is located in the Tampa market; all other properties are located in San Francisco (the East Bay and South Bay markets).

(5)	Jeffrey H. Schwartz, ProLogis’ Chief Executive Officer, owned all of the minority interest outstanding at December 31, 2004 (4.82% of ProLogis Limited Partnership-III and 1.02% of ProLogis Limited Partnership-IV).

(6)	The operating properties are located in the Chicago, Orlando, San Antonio and Tampa markets. Real estate assets also include 16 acres of land held for future development located in the Tampa market with a book basis of $0.8 million.

(7)	ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc., and through the contribution of properties from the limited partner. ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities that are separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. At December 31, 2004, the sole asset of ProLogis IV, Inc. was its interest in ProLogis Limited Partnership-IV. At December 31, 2004, ProLogis IV, Inc. had outstanding borrowings from ProLogis of $0.6 million.

(8)	The operating properties are located in the Cincinnati, Dallas/ Ft. Worth, Ft. Lauderdale/ Miami, I-95 Corridor (New Jersey), Northern Ohio, Orlando and Tampa markets. In addition, this partnership’s real estate assets include $11.0 million of cash held in escrow pending the completion of a deferred tax exchange transaction.

(9)	This partnership was formed by another REIT that was merged with and into ProLogis in 1999.

(10)	This property is located in the Los Angeles/ Orange County market

(11)	This limited partnership was formed on August 4, 2004 in connection with the Keystone Transaction to directly acquire certain net assets of Keystone. In addition to the real estate assets owned, this partnership owns interests in two property funds that own real estate assets (ProLogis North American Properties Funds XI and XII) and interests in two CDFS Joint Ventures (one that owns a recently completed 0.8 million square foot development property and one that has a 0.8 million square foot property under development). See “— Unconsolidated Investees — Property Operations” and “— Unconsolidated Investees — CDFS Business”. Also, see Note 3 to ProLogis’ Consolidated Financial Statements in Item 8.

(12)	Real estate assets of this partnership include nine operating properties located in the I-81 Corridor (Pennsylvania) and Indianapolis markets with an undepreciated cost of $126.6 million, a 0.8 million square foot property under development in the Central New Jersey market with a total expected cost at completion of $39.1 million, and land parcels and land option rights primarily in the Indianapolis market.
Unconsolidated Investees
      At December 31, 2004, ProLogis’ investments in and advances to unconsolidated investees (entities that ProLogis presents under the equity method rather than on a consolidated basis) totaled $908.5 million. ProLogis’ investments in and advances to property funds discussed below under “— Property Operations” totaled $839.7 million at December 31, 2004. ProLogis’ investments in and advances to its entities operating in the CDFS business segment totaled $40.5 million at December 31, 2004 discussed below under “— CDFS Business”. ProLogis’ investment in and advances to a temperature-controlled distribution company was $5.1 million at December 31, 2004. ProLogis’ investments in and advances to other companies totaled $23.2 million at December 31, 2004. ProLogis’ unconsolidated investees are discussed in Note 5 to ProLogis’ Consolidated Financial Statements in Item 8. See also “Item 1. Business — ProLogis’ Operating Segments.”
      The property fund component of ProLogis’ business strategy allows ProLogis to: (i) realize, for financial reporting purposes, a portion of the profits from its CDFS business activities upon contribution of a property to a property fund; (ii) earn fees from the property funds; (iii) raise private capital to fund its future CDFS business activities; (iv) maintain an ownership interest in its developed properties; and (v) maintain relationships with its customers. See “Item 1. Business — ProLogis — Business Strategy and Global Presence.”

Property Operations
      At December 31, 2004, ProLogis had ownership interests ranging from 11.5% to 50% in 15 property funds that are presented under the equity method. The property funds primarily own operating properties and ProLogis’ investments in the property funds are included in its property operations segment. The information provided in the table below is for the total entity in which ProLogis has an ownership interest, not ProLogis’ proportionate share of the entity. ProLogis acts as manager of each property fund. See “Item 1. Business — ProLogis’ Operating Segments — Property Operations” and Note 5 to ProLogis’ Consolidated Financial Statements in Item 8.

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

North America:
ProLogis California(3):
Los Angeles/ Orange County, California	81	14,203,899	99.42%	$685,971,094

ProLogis North American Properties Fund I(4):
Atlanta, Georgia	5	1,615,688	98.40%	53,856,179
Central New Jersey	4	925,600	100.00	46,329,568
Chicago, Illinois	1	249,576	100.00	14,813,173
Cincinnati, Ohio	2	297,720	100.00	15,187,118
Columbus, Ohio	2	888,691	100.00	30,280,864
Dallas/ Ft. Worth, Texas	3	1,221,934	69.90	49,392,204
Denver, Colorado	2	198,892	100.00	9,186,376
El Paso, Texas	1	354,159	100.00	13,629,971
Houston, Texas	2	238,450	84.98	10,890,317
I-95 Corridor, New Jersey	1	174,720	100.00	12,952,203
Indianapolis, Indiana	2	719,829	100.00	21,487,540
Louisville, Kentucky	3	905,800	96.69	33,571,633
Nashville, Tennessee	1	412,800	100.00	14,988,729
Phoenix, Arizona	1	156,410	0.00	6,770,282
Salt Lake City, Utah	3	396,600	100.00	17,145,977
San Antonio, Texas	1	244,800	100.00	9,101,959
San Francisco (Central Valley), California	2	404,400	100.00	16,997,187

Total ProLogis North American Properties Fund I	36	9,406,069	93.45%	376,581,280

ProLogis North American Properties Fund II(5):
Austin, Texas	4	324,800	100.00%	17,848,580
Central New Jersey	1	501,400	100.00	26,359,798
Charlotte, North Carolina	2	178,000	45.88	7,870,523
Chicago, Illinois	4	510,725	100.00	38,516,720
Dallas/ Ft. Worth, Texas	4	669,416	100.00	26,142,026

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

Denver, Colorado	1	104,400	100.00	5,435,610
El Paso, Texas	1	239,131	100.00	10,318,866
Ft. Lauderdale/ Miami, Florida	3	383,650	80.82	23,757,762
I-81 Corridor, Pennsylvania	1	528,670	100.00	25,427,547
Reno, Nevada	1	169,625	100.00	7,178,416
San Antonio, Texas	1	160,000	84.00	6,769,006
San Francisco (Central Valley), California	1	89,626	100.00	4,368,792
Washington D.C./ Baltimore, Maryland	3	617,225	100.00	35,577,510

Total ProLogis North American Properties Fund II	27	4,476,668	95.63%	235,571,156

ProLogis North American Properties Fund III(5):
Atlanta, Georgia	2	151,600	85.49%	7,220,189
Austin, Texas	6	282,100	97.45	15,773,175
Central New Jersey	1	204,000	100.00	10,565,600
Charlotte, North Carolina	1	136,000	74.19	5,407,328
Cincinnati, Ohio	5	1,044,390	89.41	45,868,562
Columbus, Ohio	1	289,280	100.00	8,580,685
Denver, Colorado	1	104,400	100.00	5,365,810
Houston, Texas	1	140,000	58.57	5,776,303
Las Vegas, Nevada	1	235,520	100.00	9,874,422
Orlando, Florida	4	361,866	100.00	18,585,371
Portland, Oregon	2	200,600	86.89	10,762,036
San Francisco (Central Valley), California	1	351,788	100.00	15,395,249
Seattle, Washington	1	117,620	100.00	6,232,909
St. Louis, Missouri	2	370,000	91.84	15,296,361
Washington D.C./ Baltimore, Maryland	5	391,325	54.05	29,577,783

Total ProLogis North American Properties Fund III	34	4,380,489	89.29%	210,281,783

ProLogis North American Properties Fund IV(5):
Atlanta, Georgia	3	252,800	74.21%	13,274,388
Central New Jersey	1	181,370	100.00	8,977,780
Columbus, Ohio	1	1,014,592	100.00	27,508,871
Dallas/ Ft. Worth, Texas	1	180,440	100.00	10,799,887
Denver, Colorado	2	357,400	100.00	15,041,195
El Paso, Texas	1	153,034	100.00	5,590,981
Ft. Lauderdale/ Miami, Florida	1	421,101	100.00	16,163,189
Phoenix, Arizona	1	273,586	100.00	9,627,468
Portland, Oregon	4	426,780	93.63	24,673,130
San Antonio, Texas	2	213,800	100.00	10,087,826

Total ProLogis North American Properties Fund IV	17	3,474,903	97.34%	141,744,715

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

ProLogis North American Properties Fund V(6):
United States:
Atlanta, Georgia	14	1,966,183	98.68%	60,317,304
Central New Jersey	3	1,012,972	100.00	52,963,304
Charlotte, North Carolina	3	802,900	100.00	30,218,891
Chicago, Illinois	2	582,220	21.39	35,634,953
Cincinnati, Ohio	3	594,000	94.40	22,108,918
Columbus, Ohio	7	1,352,590	98.30	50,513,231
Dallas/ Fort Worth, Texas	10	2,587,545	94.90	93,323,493
Denver, Colorado	2	142,077	100.00	5,989,413
El Paso, Texas	7	848,548	100.00	33,746,323
Ft. Lauderdale/ Miami, Florida	3	354,151	94.64	21,861,364
Houston, Texas	6	1,333,229	100.00	46,148,561
I-81 Corridor, Pennsylvania	2	1,514,645	100.00	65,970,568
Los Angeles/ Orange County, California	4	2,738,029	100.00	138,855,220
Louisville, Kentucky	2	877,250	94.30	33,202,740
Memphis, Tennessee	5	2,329,468	100.00	63,651,644
Nashville, Tennessee	2	516,240	100.00	17,135,005
Orlando, Florida	3	492,801	100.00	17,095,334
Portland, Oregon	1	127,420	100.00	6,670,860
Reno, Nevada	2	820,006	100.00	35,121,878
San Antonio, Texas	9	1,213,020	100.00	50,475,946
San Francisco (Central Valley), California	1	401,536	100.00	15,980,582
St. Louis, Missouri	1	1,262,648	100.00	44,556,562
Tampa, Florida	2	172,000	100.00	10,652,702
Washington D.C./ Baltimore, Maryland	6	1,389,092	100.00	65,173,005
Mexico:
Juarez	1	131,538	100.00	8,692,456
Monterrey	5	684,940	96.45	36,783,544
Reynosa	6	950,046	100.00	53,548,986
Tijuana	7	1,070,200	86.80	53,601,559

Total ProLogis North American Properties Fund V	119	28,267,294	96.79%	1,169,994,346

ProLogis North American Properties Fund VI(7):
Central New Jersey	4	3,229,104	95.13%	236,151,097
Charlotte, North Carolina	2	600,960	83.34	24,014,348
Ft. Lauderdale/ Miami, Florida	6	926,568	79.91	57,901,451
Greenville, South Carolina	2	737,889	99.51	27,177,491
I-81 Corridor, Pennsylvania	4	2,470,610	64.41	133,492,983
I-95 Corridor, New Jersey	1	93,948	100.00	12,587,024
Northern Ohio	2	324,750	100.00	12,262,458

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

San Francisco (Central Valley), California	1	264,418	100.00	9,852,273

Total ProLogis North American Properties Fund VI	22	8,648,247	84.66%	513,439,125

ProLogis North American Properties Fund VII(7):
Central New Jersey	1	585,510	100.00%	36,384,785
Charlotte, North Carolina	3	500,800	96.01	20,962,980
Ft. Lauderdale/ Miami, Florida	4	683,482	95.75	60,401,112
Greenville, South Carolina	7	390,000	61.54	12,212,768
I-81 Corridor, Pennsylvania	5	1,631,311	85.29	90,375,360
I-95 Corridor, New Jersey	3	1,060,998	59.05	119,251,780
Indianapolis, Indiana	1	799,344	100.00	32,386,789
Nashville, Tennessee	1	70,000	100.00	2,544,638
Northern Ohio	4	333,136	90.95	13,703,639

Total ProLogis North American Properties Fund VII	29	6,054,581	85.07%	388,223,851

ProLogis North American Properties Fund VIII(7):
Atlanta, Georgia	1	67,200	74.36%	3,840,817
Central New Jersey	2	537,433	100.00	41,494,503
Cincinnati, Ohio	1	167,270	91.18	5,850,958
Ft. Lauderdale/ Miami, Florida	4	360,474	100.00	33,368,848
Greenville, South Carolina	1	143,119	100.00	4,879,153
I-81 Corridor, Pennsylvania	6	934,945	83.02	43,159,617
I-95 Corridor, New Jersey	6	412,611	93.98	38,310,927
Nashville, Tennessee	1	88,000	100.00	2,869,559
Northern Ohio	1	255,000	58.82	10,699,695
San Antonio, Texas	1	98,400	100.00	6,797,618

Total ProLogis North American Properties Fund VIII	24	3,064,452	89.54%	191,271,695

ProLogis North American Properties Fund IX(7):
Atlanta, Georgia	1	54,400	100.00%	3,886,090
Central New Jersey	2	385,000	96.06	34,232,359
Cincinnati, Ohio	2	196,434	93.47	7,318,861
Columbus, Ohio	1	200,000	100.00	6,393,264
Ft. Lauderdale/ Miami, Florida	2	348,600	100.00	31,875,394
Greenville, South Carolina	5	662,000	27.19	18,409,697
I-81 Corridor, Pennsylvania	6	1,255,475	75.47	61,106,427
I-95 Corridor, New Jersey	2	402,460	83.24	34,298,383

Total ProLogis North American Properties Fund IX	21	3,504,369	74.73%	197,520,475

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

ProLogis North American Properties Fund X(7):
Atlanta, Georgia	1	51,200	100.00%	3,322,878
Central New Jersey	1	40,000	0.00	3,862,727
Cincinnati, Ohio	1	136,184	100.00	5,080,241
Columbus, Ohio	1	237,500	100.00	5,386,600
Ft. Lauderdale/ Miami, Florida	3	340,143	100.00	30,116,012
Greenville, South Carolina	10	769,400	59.71	21,032,515
I-81 Corridor, Pennsylvania	6	1,554,074	96.67	75,090,740
I-95 Corridor, New Jersey	3	651,880	100.00	60,733,514
Nashville, Tennessee	1	187,930	100.00	6,429,042
Northern Ohio	1	181,838	100.00	7,254,504
San Antonio, Texas	1	40,800	100.00	1,713,823

Total ProLogis North American Properties Fund X	29	4,190,949	90.41%	220,022,596

ProLogis North American Properties Fund XI(8):
Central New Jersey	1	203,404	100.00%	13,251,528
I-81 Corridor, Pennsylvania	5	1,267,956	87.95	74,673,232
Indianapolis, Indiana	8	2,843,601	98.54	139,346,518

Total ProLogis North American Properties Fund XI	14	4,314,961	95.50%	227,271,278

ProLogis North American Properties Fund XII(8):
Central New Jersey	7	2,606,962	100.00%	191,561,859
I-95 Corridor, New Jersey	5	756,848	100.00	77,549,877

Total ProLogis North American Properties Fund XII	12	3,363,810	100.00%	269,111,736

Subtotal ProLogis North American	465	97,350,691	93.43%	4,827,005,130

Europe:
ProLogis European Properties Fund(9):
Belgium	2	468,535	100.00%	25,754,915
Czech Republic:
Prague	7	1,342,066	100.00	102,969,187
France:
Central	70	12,633,688	90.33	964,375,652
East	3	939,697	100.00	57,248,555
North	8	1,704,984	100.00	97,231,087
South	18	4,587,640	88.54	240,433,170

		Rentable
	No. of	Square	Percentage	Entity’s
	Bldgs.	Footage	Occupancy(1)	Investment(2)

Germany:
North	2	438,515	100.00	39,786,400
Rhine/ Main	3	405,847	100.00	39,947,740
Rhine/ Ruhr	5	1,026,863	99.57	98,891,366
South	4	581,590	100.00	51,578,113
Hungary:
Budapest	3	527,047	90.60	35,468,772
Italy:
Milan	15	4,820,031	100.00	291,363,724
Netherlands:
Amsterdam	4	633,289	100.00	70,575,577
Rotterdam	9	1,785,424	99.16	122,340,656
South	8	2,510,013	100.00	174,041,555
Poland:
Central	2	656,848	100.00	37,956,302
South	1	366,880	100.00	23,365,899
Warsaw	11	2,048,633	93.78	150,693,010
West	4	463,949	99.54	27,761,853
Spain:
Barcelona	7	1,806,865	99.53	159,147,614
Madrid	2	342,951	85.68	33,234,217
Sweden:
Stockholm	2	710,839	100.00	46,484,923
United Kingdom:
East Midlands	17	3,443,970	100.00	414,525,500
London and Southeast	8	1,158,185	100.00	219,594,032
North	3	434,122	100.00	46,390,462
West Midlands	12	2,082,798	89.25	285,151,336

Total ProLogis European Properties Fund	230	47,921,269	95.35%	3,856,311,617

Asia:
ProLogis Japan Properties Fund(5):
Nagoya, Japan	1	346,069	100.00%	48,410,003
Osaka, Japan	2	468,931	100.00	41,815,381
Tokyo, Japan	10	3,054,469	98.85	641,494,379

Total ProLogis Japan Properties Fund	13	3,869,469	99.09%	731,719,763

Total Unconsolidated Investees	708	149,141,429	94.19%	$9,415,036,510

(1)	The percentage occupancy presented is the physical occupancy at December 31, 2004.

(2)	Investment represents 100% of the carrying value of the properties, before depreciation, of each entity at December 31, 2004, except with respect to ProLogis North American Properties Funds XI and XII. ProLogis acquired its ownership interest in these entities as part of the Keystone Transaction in August 2004. For this presentation, the investment represents 100% of the fair values of the operating properties owned by these entities that were determined as part of the associated purchase accounting adjustments, not just ProLogis’ share of the fair values, as adjusted for subsequent activity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Keystone Transaction”.

(3)	ProLogis had a 50% ownership interest in ProLogis California at December 31, 2004.

(4)	ProLogis had a 41.3% ownership interest in ProLogis North American Properties Fund I at December 31, 2004.

(5)	ProLogis had a 20% ownership interest in each of ProLogis North American Properties Fund II, ProLogis North American Properties Fund III, ProLogis North American Properties Fund IV and ProLogis Japan Properties Fund at December 31, 2004.

(6)	ProLogis had an effective ownership interest of 11.5% in ProLogis North American Properties Fund V at December 31, 2004.

(7)	ProLogis formed this property fund in 2004 as part of the Keystone Transaction (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Keystone Transaction”). ProLogis’ ownership interest in each of ProLogis North American Properties Funds VI through X was 20% at December 31, 2004.

(8)	ProLogis acquired a 20% ownership interest in each of ProLogis North American Properties Fund XI and ProLogis North American Properties Fund XII as part of the Keystone Transaction (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Keystone Transaction”).

(9)	ProLogis had a 21.8% ownership interest in ProLogis European Properties Fund at December 31, 2004.

CDFS Business
      At December 31, 2004, ProLogis had ownership interests in six entities that perform CDFS business activities and are presented by ProLogis under the equity method. These entities are as follows at December 31, 2004:

•	United States: two entities in which ProLogis’ ownership interest is 50% in each; ownership interests were acquired as part of the Keystone Transaction (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Keystone Transaction”); one entity recently completed a 0.8 million square foot property in Indianapolis with a total investment of $39.1 million and one entity that began development of another 0.8 million square foot property in Indianapolis with a total expected cost at completion of $22.7 million.

•	Europe: three entities in the United Kingdom in which ProLogis’ ownership interest is 50% in each, including one entity in which ProLogis no longer actively participates and two entities that own land parcels (10 acres, 0.2 million buildable square feet) and control land parcels through contract, option or letter of intent (396 acres, 7.5 million buildable square feet) but do not have any projects currently under development.

•	Asia: one entity in China that has two properties under development aggregating 0.2 million square feet at a total expected cost at completion of $7.8 million; both properties are in Shanghai. This entity also owns four operating properties in Shanghai aggregating 0.2 million square feet at a total acquisition cost of $7.3 million.
      See “Item 1. Business — ProLogis’ Operating Segments — CDFS Business.”

ITEM 3.	Legal Proceedings
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

ITEM 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
      ProLogis’ Common Shares are listed on the NYSE under the symbol “PLD”. The following table sets forth the high and low sale prices of the Common Shares, as reported in the NYSE Composite Tape, and distributions per Common Share, for the periods indicated.

	High Sale	Low Sale
	Price	Price	Per Common Share Distribution

2003:
First Quarter	$26.60	$23.63	$0.36
Second Quarter	28.60	25.60	0.36
Third Quarter	30.39	26.97	0.36
Fourth Quarter	32.62	28.34	0.36
2004:
First Quarter	36.00	30.80	0.365
Second Quarter	36.39	27.62	0.365
Third Quarter	36.95	32.74	0.365
Fourth Quarter	43.33	35.30	0.365
2005:
First Quarter (through March 11)	$43.50	$37.40	$0.37
      On March 11, 2005, ProLogis had approximately 186,306,321 Common Shares outstanding, which were held of record by approximately 9,300 shareholders.
Distributions and Dividends
      In order to comply with the REIT requirements of the Code, ProLogis is generally required to make Common Share distributions and Preferred Share dividends (other than capital gain distributions) to its shareholders in amounts that together at least equal to (i) the sum of (a) 90% of its “REIT taxable income” computed without regard to the dividends paid deduction and its net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess noncash income. ProLogis’ Common Share distribution policy is to distribute a percentage of its cash flow that ensures that ProLogis will meet the distribution requirements of the Code and that allows ProLogis to maximize the cash retained to meet other cash needs, such as capital improvements and other investment activities.
      ProLogis announces the following year’s projected annual Common Share distribution level after the Board performs its annual budget review and approves a Common Share distribution level, generally in December of each year. In December 2004, the Board announced an increase in the annual distribution level for 2005 from $1.46 to $1.48 per Common Share. The payment of Common Share distributions is subject to the discretion of the Board, is dependent on ProLogis’ financial condition and operating results and may be adjusted at the discretion of the Board during the year. A distribution of $0.37 per Common Share for the first quarter of 2005 was declared on February 1, 2005. This distribution was paid on February 28, 2005 to holders of Common Shares on February 15, 2005.

      Common Share distributions to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Common Share distributions that exceed ProLogis’ current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the shareholders’ basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s Common Shares. At the beginning of each year, ProLogis notifies its shareholders of the taxability of the Common Share distributions paid during the preceding year. The following table summarizes the taxability of Common Share distributions for the periods indicated (in U.S. dollars; taxability for 2004 is estimated):

	Years Ended December 31,

	2004	2003	2002

Per Common Share:
Ordinary income	$0.94	$1.23	$0.95
Capital gains	0.17	0.05	0.06
Return of capital	0.35	0.16	0.41

Total	$1.46	$1.44	$1.42

      In addition to Common Shares, ProLogis has issued cumulative redeemable preferred shares of beneficial interest (“Preferred Shares”). At December 31, 2004, ProLogis had three series of Preferred Shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Previously, ProLogis had three other series of Preferred Shares (“Series A Preferred Shares”, “Series D Preferred Shares” and “Series E Preferred Shares”) and one series of cumulative convertible redeemable preferred shares of beneficial interest (“Series B Convertible Preferred Shares”) outstanding, all of which have been redeemed. Holders of each series of Preferred Shares outstanding have, subject to certain conditions, limited voting rights, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on Preferred Shares are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of Preferred Shares can be redeemed at ProLogis’ option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of Preferred Shares. With respect to the payment of dividends, each series of Preferred Shares ranks on parity with ProLogis’ other series of Preferred Shares. Annual per share dividends paid on each series of Preferred Shares were as follows for the periods indicated (in U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Series C(1)	$4.27	$4.27	$4.27
Series D(2)(3)	—	1.98	1.98
Series E(4)	—	1.09	2.19
Series F(5)	1.69	0.15	—
Series G (6)	1.69	—	—

(1)	For federal income tax purposes, $3.62 of the 2004 dividend, $4.11 of the 2003 dividend and $4.04 of the 2002 dividend are estimated to represent ordinary income to the holders with the remaining portions of each dividend estimated to represent capital gains.

(2)	For federal income tax purposes, of the $1.98 per share dividend paid in 2003 on shares that were not redeemed, $1.90 is estimated to represent ordinary income to the holders and of the total 2002 dividend,

$1.87 is estimated to represent ordinary income to the holders. The remaining portions in each year are estimated to represent capital gains.

(3)	ProLogis redeemed all of its 10,000,000 outstanding Series D Preferred Shares (5,000,000 shares on January 12, 2004 and 5,000,000 shares on December 1, 2003). No Series D Preferred Share dividends were declared and paid in 2004, although the total redemption value included accrued and unpaid dividends of $0.066 per share. For 2003, the total dividends paid on the 5,000,000 shares redeemed in that year were $1.82 per share, of which $1.48 was declared and paid prior to the redemption and $0.34 represented accrued and unpaid dividends that were included in the redemption value. Of the dividend declared and paid in 2003 of $1.48 per share, $1.26 is estimated to be ordinary income to the holders, $0.16 is estimated to be qualified dividends and $0.06 is estimated to represent capital gains

(4)	ProLogis redeemed all of its 2,000,000 outstanding Series E Preferred Shares on July 1, 2003. The total dividends paid on the redeemed shares in 2003 were $1.46 per share, of which $1.09 was declared and paid prior to the redemption and $0.37 represented accrued and unpaid dividends that were included in the redemption value. Of the dividend declared and paid in 2003 of $1.09 per share, $0.93 is estimated to represent ordinary income to the holders, $0.12 is estimated to be qualified dividends and $0.04 is estimated to represent capital gains.

(5)	The Series F Preferred Shares were issued on November 28, 2003. For federal income tax purposes, $1.43 of the 2004 dividend and $0.14 of the 2003 dividend are estimated to represent ordinary income to the holders with the remainder estimated to represent capital gains.

(6)	The Series G Preferred Shares were issued on December 30, 2003. For federal income tax purposes, $1.43 of the 2004 dividend is estimated to represent ordinary income to the holders with the remainder estimated to represent capital gains.

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
      ProLogis’ tax return for the year ended December 31, 2004 has not been filed. The taxability information presented for ProLogis’ distributions and dividends paid in 2004 is based upon the best available data. ProLogis’ tax returns for previous tax years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.
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
Securities Authorized for Issuance Under Equity Compensation Plans
      For information regarding securities authorized for issuance under ProLogis’ equity compensation plans see Note 15 to ProLogis’ Consolidated Financial Statements in Item 8. The other information required by this Item 5 is incorporated herein by reference to the description under the caption “Equity Compensation Plan Information” in ProLogis’ definitive proxy statement for its 2005 annual meeting of shareholders (“2005 Proxy Statement”).
Other Shareholder Matters

Other Issuances of Common Shares
      In 2004, ProLogis issued 16,000 Common Shares upon exchange of limited partnership units in two of ProLogis’ majority-owned and controlled real estate partnerships. See “Item 2. Properties — Real Estate

Partnerships” and Note 8 to ProLogis’ Consolidated Financial Statements in Item 8. These Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.
      On August 4, 2004, ProLogis issued 879,283 limited partnership units in a majority-owned and controlled real estate partnership. The units were issued, and the limited partnership was formed, as part of the Keystone Transaction. Each limited partnership unit is convertible into one Common Share and is entitled to receive quarterly distributions of available cash, as defined in the limited partnership agreement. See “Item 2. Properties — Real Estate Partnerships” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Keystone Transaction.” The Keystone Transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

Common Share Repurchase Program
      ProLogis may repurchase up to $215.0 million of Common Shares under a Common Share repurchase program that began in January 2001. Through December 31, 2004, a total of 5,571,100 Common Shares have been repurchased at a total cost, including fees and commissions paid, of $130.9 million. ProLogis did not repurchase any Common Shares during 2004 and has not made any Common Share repurchases through March 11, 2005. The Common Shares that have been repurchased to date were purchased through open market and privately negotiated transactions, depending on market prices and other conditions. Future repurchases, if any, are expected to be through similar transactions.

Common Share Plans
      ProLogis sells Common Shares under various Common Share plans as follows:

•	1999 Dividend Reinvestment and Share Purchase Plan, amended in November 2002 (the “1999 Common Share Plan”): Allows holders of Common Shares to automatically reinvest Common Share distributions and certain holders and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares that are acquired under the 1999 Common Share Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such Common Shares, as determined by ProLogis. ProLogis generated net proceeds of $35.2 million from the issuance of 1,021,000 Common Shares in 2004 under the 1999 Common Share Plan.

•	Continuous equity offering plan: Allows ProLogis to sell up to 7,400,000 Common Shares through two designated agents in at-the-market offerings who earn a fee of between 2.0% and 2.25% of the gross proceeds. In 2004, ProLogis sold 1,430,000 Common Shares under this plan generating net proceeds to ProLogis of $53.3 million.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. The aggregate fair value of Common Shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. In 2004, ProLogis generated net proceeds of $1.1 million from the sale of 43,000 Common shares under the Employee Share Plan.
      Holders of Common Shares who do not participate in the 1999 Common Share Plan continue to receive Common Share distributions as declared and paid. The amount of Common Share distributions that can be reinvested is limited to those distributions earned on no more than 300,000 Common Shares per quarter. Purchases under the 1999 Common Share Plan can be made by holders of Common Shares that are registered on the share transfer books of ProLogis in the shareholder’s name, as well as persons who are not holders of Common Shares.

ITEM 6. Selected Financial Data
      The following table sets forth selected financial data relating to the historical financial condition and results of operations of ProLogis for 2004 and the four preceding years. Certain amounts for the years prior to 2004 presented in the table below have been reclassified to conform to the 2004 financial statement presentation. The financial data in the tables is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ProLogis’ Consolidated Financial Statements and related notes in Item 8.
      ProLogis began presenting its investments in previously unconsolidated investees on a consolidated basis when such presentation change was required under U.S. generally accepted accounting principles (“GAAP”) based on either changes in applicable GAAP, or changes in ProLogis’ ownership interest. Previously reported financial information is not required to be restated under GAAP when the reporting method is changed to consolidation from the equity method under these circumstances. ProLogis’ consolidated shareholders’ equity and its consolidated net earnings are the same under the two reporting methods. See Note 2 to ProLogis’ Consolidated Financial Statements in Item 8.
      The amounts in the table below are in thousands of U.S. dollars, except for per share amounts.

	Years Ended December 31,

	2004	2003	2002	2001	2000

Operating Data:
Rental income	$544,663	$542,840	$539,575	$560,052	$570,279
Property management and other property fund fees	50,778	44,184	34,536	18,075	9,442
Total revenues	598,139	589,373	578,620	581,170	584,009
Rental expenses	142,280	135,779	124,629	123,977	118,360
General and administrative expenses	82,147	65,907	53,893	50,274	44,954
Total expenses	408,984	373,585	335,487	321,113	320,121
Gains on certain dispositions of CDFS business assets, net	176,967	126,526	122,264	96,847	71,284
Operating income	366,122	342,314	365,397	356,904	335,172
Income from unconsolidated property funds	42,899	27,265	26,186	21,405	30,638
Income (losses) from other unconsolidated investees, net(1)	(801)	(12,231)	35,659	(89,124)	38,778
Interest expense	153,334	155,475	152,958	163,629	172,191
Earnings before certain net gains and net foreign currency exchange gains (expenses/losses)	253,018	198,797	271,144	125,260	234,901
Gains recognized on dispositions of certain non-CDFS business assets, net	6,072	1,638	6,648	10,008	1,314
Gains on partial dispositions of investments in property funds(2)	3,328	74,716	—	—	—
Foreign currency exchange gains (expenses/losses), net	14,686	(10,587)	(2,031)	(3,721)	(17,927)
Total income tax expense	(43,562)	(15,374)	(28,169)	(4,725)	(5,130)
Earnings from continuing operations	233,542	249,190	247,592	126,822	213,158
Discontinued operations(3)	(747)	1,485	1,289	1,322	1,320

Net earnings	232,795	250,675	248,881	128,144	214,478

	Years Ended December 31,

	2004	2003	2002	2001	2000

Less preferred share dividends(4)	25,746	30,485	32,715	37,309	56,763
Less excess of redemption values over carrying values of Preferred Shares redeemed(5)	4,236	7,823	—	4,797	—

Net earnings attributable to Common Shares	$202,813	$212,367	$216,166	$86,038	$157,715

Net earnings (loss) attributable to Common Shares per share — Basic: Continuing operations	$1.12	$1.17	$1.21	$0.49	$0.95
Discontinued operations	$(0.01)	$0.01	$0.01	$0.01	$0.01

Net earnings attributable to Common Shares per share — Basic	$1.11	$1.18	$1.22	$0.50	$0.96

Net earnings (loss) attributable to Common Shares per share — Diluted: Continuing operations	$1.09	$1.15	$1.19	$0.48	$0.95
Discontinued operations	$(0.01)	$0.01	$0.01	$0.01	$0.01

Net earnings attributable to Common Shares per share — Diluted	$1.08	$1.16	$1.20	$0.49	$0.96

Weighted average Common Shares outstanding:
Basic	182,226	179,245	177,813	172,755	163,651
Diluted(6)	191,801	187,222	184,869	175,197	164,401
Common Share Distributions:
Common Share cash distributions paid	$266,135	$258,187	$252,270	$237,691	$219,333
Common Share distributions paid per share	$1.46	$1.44	$1.42	$1.38	$1.34
Funds From Operations(7):
Reconciliation of net earnings to funds from operations as defined by ProLogis:
Net earnings attributable to Common Shares	$202,813	$212,367	$216,166	$86,038	$157,715
Add (Deduct) NAREIT defined adjustments:
ProLogis direct adjustments	157,943	127,875	137,934	126,408	144,960
Items attributable to discontinued operations	(1,202)	678	651	617	585
ProLogis’ share of reconciling items of unconsolidated investees	39,738	30,228	39,531	68,367	56,622

Total NAREIT defined adjustments	196,479	158,781	178,116	195,392	202,167

Subtotal — NAREIT defined funds from operations	399,292	371,148	394,282	281,430	359,882

	Years Ended December 31,

	2004	2003	2002	2001	2000

Add (Deduct) ProLogis defined adjustments:
ProLogis direct adjustments	2,102	18,379	16,917	3,742	23,799
Items attributable to discontinued operations	(1,075)	—	—	—	—
ProLogis’ share of reconciling items of unconsolidated investees	84	11,218	(18,150)	(3,969)	(6,963)

Total ProLogis defined adjustments	1,111	29,597	(1,233)	(227)	16,836

Funds from operations attributable to Common Shares as defined by ProLogis	$400,403	$400,745	$393,049	$281,203	$376,718

Weighted average Common Shares outstanding:
Basic	182,226	179,245	177,813	172,755	163,651
Diluted(8)	191,801	187,222	184,869	180,284	178,166
Cash Flow Data:
Net cash provided by operating activities	$481,332	$328,531	$377,235	$343,272	$321,091
Net cash provided by (used in) investing activities	(612,495)	(77,066)	(94,568)	103,952	(376,945)
Net cash provided by (used in) financing activities	$36,189	$(30,771)	$(199,847)	$(477,105)	$44,386

	December 31,

	2004	2003	2002	2001	2000

Financial Position:
Real estate owned, excluding land held for development, before depreciation	$5,735,902	$5,342,884	$5,008,707	$4,387,456	$4,502,087
Land held for development	597,829	511,163	386,820	200,737	187,405
Investments in and advances to unconsolidated investees	908,513	677,293	809,286	1,308,856	1,453,148
Total assets	7,097,799	6,367,466	5,911,380	5,557,984	5,946,334
Lines of credit and short-term borrowings (9)	960,002	699,468	545,906	375,875	439,822
Senior unsecured debt	1,962,316	1,776,789	1,630,094	1,670,359	1,699,989
Secured debt and assessment bonds	491,643	514,412	555,978	532,106	537,925
Total liabilities	3,929,033	3,270,757	2,994,571	2,838,225	2,972,333
Minority interest	66,273	37,777	42,467	45,639	46,630
Redeemable preferred shares	350,000	475,000	400,000	400,000	691,403
Total shareholders’ equity	$3,102,493	$3,058,932	$2,874,342	$2,674,120	$2,927,371
Number of Common Shares outstanding	185,789	180,183	178,146	175,888	165,287

(1)	Income (losses) from other unconsolidated investees includes, in addition to the operations of the investees, ProLogis’ proportionate share of these items:

•	2003: Impairment charge recognized by temperature-controlled distribution investee ($38.3 million); net gains recognized by temperature-controlled distribution investee ($5.2 million); a charge representing an adjustment to the amount recognized in 2002 as a result of the disposition of all of the operations and a significant portion of the assets of a temperature-controlled distribution investee ($2.3 million).

•	2002: Impairment charge recognized by temperature-controlled distribution investees ($42.9 million), net gains recognized by its temperature-controlled distribution investees ($1.6 million) and charges recognized from the write-downs of technology related investments of unconsolidated investees ($2.1 million).

•	2001: Impairment charges recognized by temperature-controlled distribution investee ($88.4 million); net losses recognized by temperature-controlled distribution investee ($4.4 million), net losses resulting from the write-off of technology related investments of its two investees ($5.8 million) and charges recognized from the write-downs of technology related investments of unconsolidated investees ($37.0 million).

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Other Components of Operating Income — Income (Losses) from Other Unconsolidated Investees.”

(2)	In 2004, ProLogis recognized a $3.3 million gain from the partial disposition of its investment in ProLogis North American Properties Fund V. In 2003, ProLogis recognized a $74.7 million gain on the partial redemption of its investment in ProLogis European Properties Fund, including a foreign currency exchange gain of $47.9 million resulting from the repatriation of the cash redemption proceeds to the United States.

(3)	In 2004, discontinued operations includes a loss from assets held for sale of $36.7 million (including an impairment charge of $50.6 million), operating income attributable to assets disposed of $1.7 million and net gains recognized on the disposition of assets of $34.3 million. Amounts for the years 2000 through 2003 represent the operating income attributable to assets disposed of in 2004 that are classified as discontinued operations. See Note 6 to ProLogis’ Consolidated Financial Statements in Item 8 and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Components of Operating Income — Discontinued Operations.”

(4)	In 2004, ProLogis redeemed $125.0 million of Preferred Shares (January 12, 2004). In 2003, ProLogis redeemed $175.0 million of Preferred Shares ($50.0 million on July 1, 2003 and $125.0 million on December 1, 2003). In 2001, ProLogis redeemed $139.6 million of Preferred Shares ($4.6 million on March 20, 2001 and $135.0 million on May 8, 2001) and $151.8 million of Preferred Shares were converted into Common Shares during the period from January 1, 2001 to March 20, 2001. In 2003, ProLogis issued $250.0 million of Preferred Shares ($125.0 million each on November 28, 2003 and December 30, 2003).

(5)	The recognition of these charges is discussed in Note 2 to ProLogis’ Consolidated Financial Statements in Item 8 and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Components of Operating Income — Excess of Redemption Values over Carrying Values of Preferred Shares Redeemed.”

(6)	The calculations of basic and dilutive earnings per share for the years ended December 31, 2004, 2003 and 2002 are presented in Note 11 to ProLogis’ Consolidated Financial Statements in Item 8. For 2001, the weighted average effect of converting ProLogis’ outstanding limited partnership units was antidilutive. For 2000, the weighted average effects of converting ProLogis’ outstanding convertible preferred shares and outstanding limited partnership units were antidilutive.

(7)	Funds from operations is a financial measure that is commonly used in the real estate industry. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of funds from operations, modifications to the NAREIT calculation of funds from operations are common among REITs, as companies seek to provide performance measures that meaningfully reflect their business. Funds from operations, as defined by ProLogis, is presented as a supplemental performance measure. Funds from operations is not used by ProLogis as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of ProLogis’ operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of ProLogis’ ability to fund its cash needs.

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

(8)	For purposes of calculating the weighted average Common Shares used for funds from operations purposes, the effects of converting ProLogis’ outstanding convertible preferred shares and outstanding weighted average limited partnership units were dilutive for each year. The weighted average convertible preferred shares (which were fully converted during 2001) applicable to this calculation are 1,544,000 and 8,417,000 for 2001 and 2000, respectively, and the applicable convertible preferred share dividends are $81,000 and $11,358,000 for 2001 and 2000, respectively. The weighted average limited partnership units applicable to this calculation are 5,035,000, 4,773,000, 4,938,000, 5,087,000 and 5,348,000 for 2004, 2003, 2002, 2001 and 2000, respectively. The minority interest shares in earnings associated with these limited partnership units are $4,875,000, $4,959,000, $5,508,000, $5,968,000 and $5,586,000 for 2004, 2003, 2002, 2001 and 2000, respectively.

(9)	At March 11, 2005, ProLogis had $1.11 million of total borrowings outstanding under its revolving lines of credit resulting in $693.0 million of borrowing capacity available (total capacity of $1.84 billion reduced by $34.6 million of letters of credit outstanding with lending banks at March 11, 2005).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Results of Operations:

•	ProLogis’ net earnings attributable to Common Shares were $202.8 million in 2004 and $212.4 million in 2003.

•	Net operating income of ProLogis’ property operations segment increased by $17.6 million in 2004 over 2003; stabilized leased percentage at December 31, 2004 (92.3%) was higher than at December 31, 2003 (90.2%); rental rates on new leases of previously leased space decreased 4.7% in 2004; and same store net operating income, as defined, was 0.15% higher than in 2003.

•	ProLogis’ income from property funds increased by $22.2 million in 2004, including an increase in fees earned from property funds of $6.6 million. Five new property funds were formed in 2004 and ProLogis acquired interests in two additional property funds in 2004.

•	Operating income of ProLogis’ CDFS business segment was $49.5 million higher in 2004 than in 2003 due to higher transaction volume in Europe and Asia in 2004, while transaction volume in North America decreased slightly. Transaction volume in Europe in 2003 was lower than previous years as a result of slower leasing activity in the CDFS business segment’s properties.

•	ProLogis recognized an impairment loss of $50.6 million related to the French operations of its temperature-controlled company that are held for sale at December 31, 2004. In 2003, ProLogis recognized a net loss under the equity method (including an impairment loss recognized prior to the sale) of $10.7 million related to the United Kingdom operations of this same company that were sold in December 2003.

•	ProLogis recognized a gain of $3.3 million in 2004 from the partial disposition of its investment in ProLogis North American Properties Fund V. In 2003, ProLogis recognized a gain of $74.7 million on the partial redemption of its investment in ProLogis European Properties Fund, including a foreign currency exchange gain of $47.9 million resulting from the repatriation of the cash redemption proceeds to the United States.

•	ProLogis initiated operations in China in 2004 by acquiring properties (through an unconsolidated investee) and by beginning development activities (both direct starts and through an unconsolidated investee).

•	ProLogis acquired an operating property in Singapore and acquired land for future development in Canada in 2004.

Liquidity and Capital Resources:

•	Generated net cash flow from operating activities in 2004 of $481.3 million.

•	Used net cash in its investing activities of $612.5 million in 2004 (used $1.73 billion for real estate investments, used $333.5 million for the Keystone Transaction on a net basis and generated $1.41 billion from contributions and sales of properties and land parcels).

•	ProLogis issued 350.0 million euro of senior notes that are registered on the Luxembourg Stock Exchange (the currency equivalent of approximately $464.2 million at December 31, 2004). Cash proceeds to ProLogis were $420.6 million as of the issuance date in April 2004.

•	Sales and issuances of Common Shares under various Common Share plans generated net cash of $146.8 million.

•	Redeemed $125.0 million of Preferred Shares.

•	Distributed $1.46 per Common Share in 2004 for aggregate distributions paid of $266.1 million ; set the distribution level for 2005 at $1.48 per Common Share. ProLogis has increased its Common Share distribution level every year since its Common Shares became publicly traded in 1994.

•	Increased the total borrowing capacity under its lines of credit by 25.0 billion yen (approximately $241.1 million at December 31, 2003), total borrowing capacity was in excess of $1.8 billion at December 31, 2004.
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

Consolidation
      ProLogis’ consolidated financial statements include the accounts of ProLogis and all entities that ProLogis controls, either through ownership of a majority voting interest, as the primary beneficiary, or otherwise. Investments in entities in which ProLogis does not own a majority voting interest but over which ProLogis does have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities in which ProLogis does not own a majority voting interest and over which ProLogis does not have the ability to exercise significant influence are carried at the lower of cost or fair value, as appropriate. Management’s judgments with respect to its level of influence or control of an entity and whether it is the primary beneficiary of a variable interest entity involve consideration of various factors including the form of ProLogis’ ownership interest, its representation on the entity’s board of directors, the size of its investment (including loans) and ProLogis’ ability to participate in policy making decisions. Management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in ProLogis’ Consolidated Financial Statements and, consequently, its financial position and specific items in its results of operations that are used by its shareholders, potential investors, industry analysts and lenders in their evaluation of ProLogis.

Impairment of Long-Lived Assets
      ProLogis and its unconsolidated investees assess the carrying values of their respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable and, with respect to goodwill, at least annually applying a fair-value-based test. The determination of the fair values of long-lived assets, including goodwill, involves significant judgment. This judgment is based on management’s analysis and estimates of the future operating results and resulting cash flows of each long-

lived asset. Management’s ability to accurately predict future operating results and cash flows impacts the determination of fair value.
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

Revenue Recognition
      ProLogis recognizes gains and losses from the contributions and sales of real estate assets, generally at the time the title is transferred and ProLogis has no future involvement as a direct owner of the real estate asset contributed or sold. In many of its transactions, an entity in which ProLogis has an ownership interest will acquire a real estate asset from ProLogis. Management makes judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that ProLogis can recognize given its continuing ownership interest and its level of future involvement with the investee that acquires the assets. Management’s ability to accurately assess the provisions of each transaction under the accounting guidelines for profit recognition could impact ProLogis’ financial position and specific items in its results of operations that are used by shareholders, potential investors, industry analysts and lenders in their evaluation of ProLogis.

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
Keystone Transaction
      On May 3, 2004, ProLogis and affiliates of four investment funds managed by Eaton Vance Management (the “Fund Affiliates”) established five property funds (the “Acquiring Property Funds” and also referred to by ProLogis as ProLogis North American Properties Funds VI, VII, VIII, IX and X — see Note 5 to ProLogis’ Consolidated Financial Statements in Item 8). ProLogis has a 20% ownership interest in each of the Acquiring Property Funds with the remainder owned by the Fund Affiliates. Also on May 3, 2004, ProLogis and the Acquiring Property Funds entered into an agreement to acquire the outstanding equity of Keystone Property Trust (“Keystone”), a publicly traded REIT, and the operating units of Keystone Operating Partnership, L.P., a subsidiary of Keystone (the “Keystone Transaction”). Keystone owned and leased industrial distribution properties located in New Jersey, Pennsylvania, Indiana, Florida, South Carolina and Ohio. The acquisition of Keystone by ProLogis and the Acquiring Property Funds was approved by Keystone’s shareholders on July 30, 2004 and was closed on August 4, 2004. Prior to the closing of the Keystone Transaction, ProLogis contributed 21 operating properties aggregating 3.0 million square feet to the Acquiring Property Funds. Total proceeds from these contributions, which were completed on June 30, 2004, were $127.4 million. See Note 5 to ProLogis’ Consolidated Financial Statements in Item 8.
      At closing, ProLogis and the Acquiring Property Funds paid $23.80 per Keystone common share outstanding and retired approximately $567 million of Keystone’s outstanding debt. On September 3, 2004, ProLogis and the Acquiring Property Funds paid a cash liquidation distribution of approximately $125 million, including accrued dividends, to the holders of the outstanding preferred shares of Keystone and Keystone was liquidated. Including these payments, assumed liabilities (including the issuance of limited partnership units to certain of Keystone’s limited partners) and estimated transaction costs, the total consideration for the Keystone Transaction was approximately $1.7 billion. ProLogis’ share of the total consideration was approximately $579 million, including its investment in the Acquiring Property Funds of approximately

$279 million and its direct acquisition of certain assets and direct assumption of certain liabilities aggregating on a net basis approximately $300 million.
      ProLogis’ direct acquisition, completed through a limited partnership in which limited partnership units were issued, included:

•	nine operating properties aggregating 2.3 million square feet, one 0.8 million square foot property under development, 14 acres of land and land option rights that were valued on a combined basis at approximately $145 million;

•	ownership interests in two unconsolidated property funds (20% interest in each) that own on a combined basis 7.7 million square feet of operating properties that were valued at approximately $102 million (including the proportionate assumption of approximately $26 million of secured debt of the property funds);

•	ownership interests in two unconsolidated CDFS business joint ventures (50% interest in each); one entity owns a recently completed 0.8 million square foot operating property and one entity in the planning stage for the development of a 0.8 million square foot property that were valued on a combined basis at approximately $15 million (including the proportionate assumption of approximately $6 million of secured debt);

•	a preferred equity interest in an unconsolidated entity that owns office properties that was valued at approximately $21 million; and

•	certain other assets, net of certain other liabilities that were valued at approximately $7 million.
      In addition to the net assets acquired through the limited partnership, ProLogis, through its wholly owned subsidiary ProLogis Logistics Services Incorporated (“ProLogis Logistics”), directly acquired an interest in a management company owned by Keystone. The management company has the contractual rights to earn fees for providing property management and other services to the unconsolidated entities directly acquired by ProLogis through the limited partnership. These contractual rights were valued at approximately $13 million, of which approximately $10 million is attributable to ProLogis’ ownership interest. The management company is a variable interest entity. Accordingly, ProLogis, as the primary beneficiary, presents the management company on a consolidated basis in its financial statements. The total value of the contractual rights is reflected as a part of other assets and the Acquiring Property Funds’ portion of these rights, approximately $3 million, is reflected as a minority interest liability.
      ProLogis’ share of the total consideration of approximately $579 million was funded through:

•	the issuance of approximately 879,000 limited partnership units that are redeemable for cash or, at ProLogis’ election, into one share of Common Shares; valued at approximately $30 million;

•	the direct assumption of secured debt, valued at approximately $13 million;

•	the indirect assumption of secured debt of unconsolidated investees, valued at approximately $32 million; and

•	cash of approximately $504 million, including approximately $177 million that was funded on a short-term basis at closing pending the completion of long-term, secured financing arrangements by the Acquiring Property Funds.
      In addition, both ProLogis and the Fund Affiliates advanced cash to the Acquiring Property Funds to meet their initial working capital and liquidity requirements, of which ProLogis’ share was approximately $6 million.
      The allocation of the total consideration to the net assets acquired in the Keystone Transaction is based on a preliminary assessment and is subject to change as additional information becomes available.
      The Acquiring Property Funds completed secured financing arrangements in the fourth quarter of 2004. The total proceeds from these financing arrangements of approximately $892 million were returned to the

Fund Affiliates (approximately $715 million) and ProLogis (approximately $177 million). On a combined basis, the financing arrangements have an average term of eight years and provide for an average annual interest rate of 5.48%.
Results of Operations
      ProLogis’ net earnings attributable to Common Shares were $202.8 million in 2004, $212.4 million in 2003 and $216.2 million in 2002. Basic and diluted net earnings attributable to Common Shares were $1.11 and $1.08 per share, respectively, in 2004, $1.18 and $1.16 per share, respectively, in 2003 and $1.22 and $1.20 per share, respectively, in 2002.

Property Operations
      In addition to its directly owned operating properties, ProLogis includes its investments in property funds that are presented under the equity method in its property operations segment. See Note 5 to ProLogis’ Consolidated Financial Statements in Item 8. ProLogis owned operating properties directly or had ownership interests in operating properties through its investments in property funds as follows as of the dates indicated (square feet in thousands):

	December 31,

	2004		2003		2002

		Square		Square		Square
	Number	Feet	Number	Feet	Number	Feet

Direct ownership	1,228	133,630	1,252	133,141	1,230	127,956
Property funds(1)	708	149,141	485	97,219	444	82,633

Totals	1,936	282,771	1,737	230,360	1,674	210,589

(1)	ProLogis’ ownership interests in the property funds ranged from 11.5% to 50% at December 31, 2004.
      See “Item 2. Properties — Properties” and “Item 2. Properties — Unconsolidated Investees.”
      The net operating income of ProLogis’ property operations segment consists of: (i) rental income and rental expenses from the operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; (iii) fees and other income earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services; and (iv) interest earned on advances to the property funds, if any. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See “Item 1. “Business — ProLogis’ Operating Segments — Property Operations”, “Item 1. Business — ProLogis’ Operating Segments — CDFS Business” and Note 12 to ProLogis’ Consolidated Financial Statements in Item 8.
      The amounts recognized under the equity method represent ProLogis’ proportionate share of the net earnings or loss of each property fund based on its ownership interest in the property fund. The net earnings or losses of the property funds includes the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) foreign currency exchange gains and losses, with respect to ProLogis European Properties Fund. See Notes 5 and 12 to ProLogis’ Consolidated Financial Statements in Item 8. ProLogis’ net operating income from the property operations segment was as follows for the periods indicated (in thousands of U.S. dollars).

	Years Ended December 31,

	2004	2003	2002

Properties directly owned by ProLogis:
Rental income(1)(2)	$544,663	$542,840	$539,575
Rental expenses(1)(3)	142,280	135,779	124,629

Net operating income	402,383	407,061	414,946

Property funds(4):
Income from ProLogis California(5)	15,971	14,229	14,379
Income from ProLogis North American Properties Fund I(5)	4,768	5,177	5,997
Income from ProLogis North American Properties Fund II(5)	3,287	2,381	3,645
Income from ProLogis North American Properties Fund III(5)	2,452	2,827	2,779
Income from ProLogis North American Properties Fund IV(5)	1,913	1,924	1,977
Income from ProLogis North American Properties Fund V(6)	13,049	12,500	7,544
Income from ProLogis North American Properties Fund VI(7)	1,489	—	—
Income from ProLogis North American Properties Fund VII(7)	1,052	—	—
Income from ProLogis North American Properties Fund VIII(7)	849	—	—
Income from ProLogis North American Properties Fund IX(7)	603	—	—
Income from ProLogis North American Properties Fund X(7)	975	—	—
Income from ProLogis North American Properties Fund XI(8)	816	—	—
Income from ProLogis North American Properties Fund XII(8)	813	—	—
Income from ProLogis European Properties Fund(9)	37,886	30,190	24,162
Income from ProLogis Japan Properties Fund(10)	7,754	2,221	239

Subtotal property funds	93,677	71,449	60,722

Total property operations segment	$496,060	$478,510	$475,668

(1)	Amounts do not include rental income and rental expenses associated with 20 properties that are presented as discontinued operations in ProLogis’ Consolidated Statements of Earnings in Item 8. The amounts are:

•	Rental income of $2,949,000 in 2004; $3,224,000 in 2003 and $2,627,000 in 2002, including rental expense recoveries of $0.2 million in 2004, $0.4 million in 2003 and $0.3 million in 2002.

•	Rental expenses of $777,000 in 2004; $1,061,000 in 2003 and $687,000 in 2002.

(2)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental income for each period. Rental income includes net termination and renegotiation fees of $2.4 million in 2004, $4.5 million in 2003 and $14.6 million in 2002. In certain leasing situations, ProLogis finds it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when ProLogis believes that it can re-lease the space at rates that, when combined with the termination fee, provides a total return to ProLogis in excess of what was being earned under the original lease terms. ProLogis cannot predict the level of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing, in a timely manner, the vacant space associated with the lease terminations.

Rental expense recoveries from customers, a component of rental income, were $101.0 million in 2004, $99.0 million in 2003 and $92.4 million in 2002.

Rental income, excluding termination and renegotiation fees and rental expense recoveries and including discontinued operations, was $444.0 million in 2004, $442.1 million in 2003 and, $434.9 million in 2002. In 2004, the average occupancy levels were higher than in 2003. In 2003, the average occupancy levels were lower than 2002 levels; however, the increase in the number of properties in the directly owned portfolio in 2003 was sufficient to mitigate this effect.

(3)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impacts rental expenses for each period. Rental expenses, including discontinued operations were $143.1 million in 2004, $136.9 million in 2003 and $125.3 million in 2002. Rental expenses are presented before any recoveries from customers, which are a component of rental income. Also, ProLogis reports the costs of managing the properties owned by property funds as part of rental expenses. When a property is contributed to a property fund, ProLogis begins reporting its share of the earnings of the property under the equity method along with fee income earned for services provided to the property funds, and no longer reports the operations of the property as part of its rental income and rental expenses. However, the overhead costs to provide the management services to the property fund continues to be reported as part of rental expenses.

Rental expenses as a percentage of rental income, before rental expense recoveries and termination and renegotiation fees and including discontinued operations, were 32.2% in 2004, 31.0% in 2003 and 28.8% in 2002. Total rental expense recoveries were 71.0%, 72.9% and 74.2% of total rental expenses in 2004, 2003 and 2002, respectively. These trends are the result of lower average occupancy levels that have been experienced over this three-year period and due to the inclusion of the property management expenses associated with a higher number of managed properties in rental expenses. Lower occupancy levels will result in certain fixed costs being borne directly by ProLogis in instances where customers are not occupying the space to which the expenses relate. Additionally, ProLogis will absorb a higher percentage of common area costs when occupancy levels are lower because there are fewer customers available from whom these costs can be recovered.

(4)	The income from property funds includes fees earned by ProLogis for providing services to the property funds of $50.8 million in 2004, $44.2 million in 2003 and $34.5 million in 2002. As part of the Keystone Transaction (see “— Keystone Transaction”), ProLogis began earning fees from ProLogis North American Properties Funds VI through XII in 2004. These fees aggregated $3.6 million.

(5)	ProLogis’ ownership interest in the property fund was the same for all periods presented and each of the property funds was in operation with substantially the same portfolio of properties for all periods presented. ProLogis’ ownership interests are: ProLogis California (50%); ProLogis North American Properties Fund I (41.3%); ProLogis North American Properties Fund II (20%); ProLogis North American Properties Fund III (20%) and ProLogis North American Properties Fund IV (20%). With respect to each property fund, fluctuations between years in the amount that ProLogis recognizes under the equity method are generally due to occupancy levels and the amount of termination and renegotiation fees earned by the property fund. Additionally, fees earned by ProLogis for providing services to the property fund for other than property management and asset management services can fluctuate from year to year. ProLogis’ share of the net earnings of ProLogis California for 2004 includes $0.7 million of net gains from property dispositions.

(6)	ProLogis North American Properties Fund V has continued to acquire properties (generally from ProLogis) and increase its portfolio size since its inception on March 28, 2002. ProLogis’ ownership interest in ProLogis North American Properties Fund V was 11.5% at December 31, 2004, 14.0% at

December 31, 2003 and 16.1% at December 31, 2002. ProLogis earned fees other than for property management, asset management and leasing of $1.5 million in 2004, $3.9 million in 2003 and $5.2 million in 2002. Excluding these fees, ProLogis recognized income from ProLogis North American Properties Fund V of $11.5 million, $8.6 million and $2.3 million for 2004, 2003 and 2002, respectively. These amounts correspond with the growth in the portfolio over the three years (119 properties, 28.3 million square feet at December 31, 2004; 90 properties, 20.7 million square feet at December 31, 2003; 57 properties, 12.0 million square feet at December 31, 2002).

(7)	ProLogis North American Properties Funds VI through X began operations on June 20, 2004 when ProLogis contributed 21 properties aggregating 3.0 million square feet to the five property funds. Upon completion of the Keystone Transaction, ProLogis North American Properties Funds VI through X collectively acquired an additional 22.5 million square feet of properties. ProLogis has a 20% ownership interest in each property fund. (see “ — Keystone Transaction).

(8)	ProLogis North American Properties Funds XI and XII were formed by Keystone. ProLogis acquired Keystone’s 20% ownership interest in each of these property funds as part of the Keystone Transaction. These property funds own a combined 26 properties aggregating 7.7 million square feet (see “— Keystone Transaction”).

(9)	ProLogis European Properties Fund has continued to acquire properties, generally from ProLogis, and increase its portfolio size since it began operations in 1999. ProLogis’ ownership interest in ProLogis European Properties Fund was 21.8% at December 31, 2004, 21.9% at December 31, 2003 and 29.6% at December 31, 2002.

Amounts presented for ProLogis European Properties Fund include ProLogis’ proportionate share of net foreign currency exchange gains and losses. These amounts were net losses of $0.4 million in 2004, $13.4 million in 2003 and $4.5 million in 2002. Excluding these net foreign currency exchange losses, ProLogis’ proportionate share of the net earnings of ProLogis European Properties Fund was $38.3 million, $43.6 million and $28.7 million for 2004, 2003 and 2002, respectively. The fluctuations in the income recognized by ProLogis from its ownership in this property fund, excluding net foreign currency exchange losses, are the result of the following factors; (i) the size of the portfolio and occupancy levels in each period; (ii) increases in the fees earned by ProLogis for services provided to the property fund due to the increase in the number of properties managed by ProLogis; (iii) higher interest costs associated with the higher debt levels that primarily result from the use of debt to acquire the additional properties; (iv) decreases in ProLogis’ ownership interest in each year and (v) variances in the average foreign currency exchange rate at which ProLogis translates its share of the net earnings of the ProLogis European Properties Fund to U.S. dollars.

(10)	ProLogis Japan Properties Fund portfolio has grown to 13 properties aggregating 3.9 million square feet at December 31, 2004 from five properties aggregating 1.6 million square feet at December 31, 2003 and from one 0.2 million square foot property at December 31, 2002. ProLogis’ ownership interest in ProLogis Japan Properties Fund has been 20% since its inception on September 24, 2002. The increases in the amounts recognized by ProLogis under the equity method from its ownership in this property fund correspond with the growth in the portfolio over the three years.
      The stabilized operating properties owned by ProLogis and the property funds were 92.3% leased at December 31, 2004, 90.2% leased at December 31, 2003 and 91.2% leased at December 31, 2002. A property enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially leased, which is defined by ProLogis generally as 93%. Therefore, ProLogis’ stabilized properties are generally those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time.
      Changes in economic conditions will generally impact customer leasing decisions and absorption of new distribution properties. Weakening economic conditions in the United States and certain Western European countries and certain geopolitical concerns and uncertainties, primarily in Europe, negatively impacted ProLogis’ stabilized occupancy levels in the last half of 2002 and in 2003. ProLogis observed improvements in North American absorption and occupancy levels beginning in the second quarter of 2004. At that same time,

ProLogis began to experience improvements in leasing activity in Europe, primarily with respect to its existing pipeline of CDFS business assets that were included in the property operations segment prior to being contributed or sold. With respect to Japan, ProLogis has not observed similar negative trends in economic conditions and continues to experience consistent demand for distribution space in its properties. ProLogis expects that the overall economic improvements experienced in 2004 will continue in 2005.
      ProLogis believes that the positive trends in occupancies in North America and Europe will continue in 2005. However, ProLogis does not believe that occupancies will improve to the levels experienced in the 1999 to 2001 period, when occupancies were as high as 96.5%. ProLogis continues to believe that shifts in distribution patterns of its customers throughout the world and their needs to reduce their distribution costs have been, and will continue to be, key drivers of leasing decisions. ProLogis believes that the diversification of its global operating platform and the ProLogis Operating System have somewhat mitigated the effects of market occupancy decreases.
      Rental rates in 2004 for both new and renewed leases for previously leased space (49.5 million square feet) for all properties, including those owned by the property funds, decreased by 4.7% as compared to a rental rate decrease of 4.8% in 2003 and rental rate growth of 2.0% in 2002 on similar transactions. ProLogis believes that the negative rental rate growth experienced in 2004 continues to be the result of economic conditions that have depressed current market rents such that they are generally below the rents that ProLogis was earning on expiring leases. ProLogis believes that this trend in rental rates will continue, although at a decreasing rate, through mid-2005.
      ProLogis’ management evaluates the operating performance of its property operations segment, its management personnel and individual markets using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. ProLogis includes properties owned directly and properties owned by its property funds in the same store analysis. Accordingly, ProLogis defines its same store portfolio of operating properties for each quarter as those properties that have been in operation throughout the full quarter in both the current year and the prior year. When a property is disposed of to a third party it will be removed from the population for the current quarter and the corresponding quarter of the prior year only. ProLogis’ same store portfolio ranged from 207.2 million square feet to 206.3 million square feet (ProLogis adjusts its same-store portfolio for dispositions on a quarterly basis). Net operating income generated by the same store portfolio, defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses, increased by 0.15% for 2004 from 2003. For 2003, the net operating income of the same store portfolio applicable to that period increased by 0.09% over 2002. The same store portfolio’s rental rates decreased in 2004 by 5.8%. ProLogis believes that the factors that result in decreases in net operating income and decreases in rental rates in the same store portfolio are the same as for its total portfolio. The percentage change presented is the weighted average of the measure computed separately for ProLogis and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.
      Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds) were $3.7 million for 2004 and $5.6 million for 2003. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by that customer’s rent leveling asset that has been previously recognized under GAAP, if any. Removing the net termination fees from the same store calculation of rental income allows ProLogis’ management to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Customer terminations are negotiated under specific circumstances and are not subject to specific provisions or rights allowed under the lease agreements.

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
      Income from the CDFS business segment is dependent on ProLogis’ ability to develop and timely lease properties, or to acquire properties that eventually can be contributed to property funds or sold to third parties, generating profits to ProLogis, and ProLogis’ success in raising private capital that can be used to acquire its properties, generally accomplished through the formation of property funds, but also from other sources. For 2004, ProLogis’ net operating income in this segment increased from 2003 by $49.5 million (an increase of $82.3 million when the gains from dispositions of CDFS business properties that are presented as discontinued operations are included). The net operating income in 2004 includes a net gain of $4.7 million as a result of recognizing net contingent proceeds related to a 2003 contribution.
      The increase in the gains recognized in 2004 from 2003 reflects higher gross margins, particularly associated with the 2004 transactions in the United Kingdom and Japan, a higher volume of transactions (based on cost) in 2004, including more sales of land parcels in 2004, and increases in the foreign currency exchange rates that were used to translate gains recognized in Europe and Japan to U.S. dollars in 2004. ProLogis attributes the volume of transactions in 2004 to improved leasing activity for CDFS business properties, mostly in Europe, but also in Asia, and also to its ability to raise private capital. ProLogis believes that the increase in leasing activity results from improvements in economic conditions that have positively impacted its customers’ decision-making processes with respect to changes in their distribution networks. There can be no assurance that ProLogis will be able to maintain or increase the current level of net operating income in this segment. ProLogis cannot predict the effects that economic conditions or other uncertainties, including geopolitical concerns, will have on its ability to lease its properties. If ProLogis is unable to timely lease its completed developments and repositioned acquisitions, it will be unable to contribute these properties to property funds or otherwise dispose of the properties and would be unable to recognize profits from its CDFS business activities in the anticipated reporting period. See “Item 1. ProLogis — ProLogis’ Operating Segments — CDFS Business — Future Plans,” “— Risk Factors — General Real Estate Risks — Risks Associated with the Contribution and Sale of Properties” and “— Risk Factors — Financing and Capital Risks — Access to Capital.”

      The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands of U.S. dollars):

				Year Ended
	Years Ended December 31,			December 31,
				2002(1)
	2004	2003	2002(1)	(ProForma)

CDFS transactions:
Net proceeds from dispositions(2)	$1,322,084	$894,853	$972,623	$1,118,989
Contingent proceeds realized(3)	5,871	—	—	—
Proceeds deferred and not recognized(3)(4)	(43,433)	(20,991)	(41,775)	(46,765)
Recognition of previously deferred amounts(4)	4,143	27,116	10,155	11,614
Costs of assets disposed of(2)	(1,111,698)	(774,452)	(818,739)	(946,734)

Net gains	176,967	126,526	122,264	137,104
Development management fees and other CDFS income	2,698	2,349	4,509	10,222
Income from CDFS Joint Ventures(5)	189	730	551	551
Income from Kingspark S.A. and Kingspark LLC(1)	—	—	29,531	—
Other expenses and charges(6)	(5,519)	(4,808)	(4,541)	(4,592)
Other(7)	—	—	—	9,029

Total CDFS business segment	$174,335	$124,797	$152,314	$152,314

CDFS transactions recognized as discontinued operations(8):
Net proceeds from dispositions	$240,983	$—	$—	$—
Costs of assets disposed of	(208,264)	—	—	—

Net CDFS gains in discontinued operations	$32,719	$—	$—	$—

(1)	ProLogis began presenting its investment in ProLogis UK Holdings S.A., formerly Kingspark Holding S.A., (collectively with its subsidiaries “Kingspark S.A.”), a Luxembourg company that performs CDFS business activities in the United Kingdom, and its investment in Kingspark LLC, a holding company that held the voting ownership interests of Kingspark S.A., on a consolidated basis on July 1, 2002. These investments were previously presented under the equity method. The changes in the reporting methods applicable to these entities occurred when ProLogis acquired (directly or indirectly) 100% of the ownership interests (voting and non-voting) of Kingspark S.A. To allow for comparability between periods, ProLogis also presents the components of the CDFS business segment’s net operating income on a proforma basis as if Kingspark S.A. and Kingspark LLC were presented on a consolidated basis for all of 2002.

(2)	The net proceeds and costs of assets disposed of related to transactions for the following assets (proceeds in 2003 include $35.9 million generated by the significant reduction of investment in a CDFS joint venture):

•	2004: 180 acres; 17.2 million square feet;

•	2003: 208 acres; 14.2 million square feet; and

•	2002: 45 acres; 16.9 million (68 acres, 18.1 million square feet on a proforma basis).

Also in 2003, ProLogis included charges of $6.3 million in its cost of assets disposed of that related to properties that were previously contributed to property funds. These charges were primarily associated with the settlement of customer balances and additional costs associated with the transfers of certain properties in Mexico.

(3)	A contribution to ProLogis Japan Properties Fund in 2003 provided for an additional $5.9 million of proceeds, the receipt of which was contingent on the satisfactory performance of certain activities by ProLogis. These activities were completed in 2004. The receipt of these proceeds resulted in the recognition of an additional gain in 2004 of $4.7 million, after deferral.

(4)	When ProLogis contributes a property to a property fund in which it has an ownership interest, ProLogis does not recognize a portion of the proceeds in its computation of the gain resulting from the contribution. The amount of the proceeds that cannot be recognized is determined based on ProLogis’ continuing ownership interest in the contributed property that arises due to ProLogis’ ownership interest in the property fund that acquires the property. ProLogis defers this portion of the proceeds by recognizing a reduction to its investment in the respective property fund. ProLogis adjusts its proportionate share of the earnings or loss that it recognizes under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on ProLogis’ lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

When a property that ProLogis originally contributed to a property fund is disposed of to a third party by the property fund, ProLogis recognizes the net amount of the proceeds that it had previously deferred in results of operations in the period that the disposition to the third party occurs. Further, during periods when ProLogis’ ownership interest in a property fund decreases, ProLogis will recognize gains to the extent that previously deferred proceeds are recognized to coincide with ProLogis’ new ownership interest in the property fund. ProLogis’ ownership interests in ProLogis North American Properties Fund V and ProLogis European Properties Fund decreased from time to time. When this occurs, previously deferred proceeds are recognized as gains in the period the ownership decrease occurs. Of the total for 2004, $3.3 million related to an ownership decrease in ProLogis North American Properties Fund V from the partial disposition of ProLogis’ investment. Of the total for 2003, $25.9 million related to an ownership decrease in ProLogis European Properties Fund resulting from the partial redemption of ProLogis’ investment.

(5)	Represents the income that ProLogis recognizes under the equity method from the CDFS Joint Ventures. ProLogis’ ownership interest in each of the CDFS Joint Ventures is 50%. See Note 5 to ProLogis’ Consolidated Financial Statements in Item 8.

(6)	Includes land holding costs of $2.7 million, $2.9 million and $2.8 million in 2004, 2003 and 2002, respectively, and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $2.8 million, $1.9 million and $1.7 million in 2004, 2003 and 2002.

(7)	The income recognized by ProLogis under the equity method from its investments in Kingspark S.A. and Kingspark LLC for the six months in 2002 includes items that, when presented on a consolidated basis, would not be included in the CDFS business segment’s operating income. Such items include:

•	Net rental income of $1.7 million ;

•	General and administrative expenses of $1.6 million;

•	Interest income of $0.2 million;

•	Current income tax expense of $2.6 million;

•	Gross interest expense of $0.9 million and additional capitalized interest of $8.0 million;

•	Depreciation and amortization expense of $0.2 million; and

•	Net foreign currency exchange gains of $4.4 million.

(8)	Ten CDFS business properties aggregating 2.3 million square feet that were sold to third parties in 2004 met the criteria to be presented as discontinued operations in 2004. See Note 6 to ProLogis’ Consolidated Financial Statements in Item 8.

      ProLogis continues to monitor leasing activity and general economic conditions as it pertains to its CDFS business segment. In the United States, ProLogis observed the early signs of economic recovery in 2004 and believes that continued improvement could provide increased CDFS business opportunities to ProLogis given its portfolio of properties available and under development. ProLogis acquired land for development in Toronto, Ontario and believes that this market along with its existing Mexico markets will provide opportunities within in the CDFS business segment in the future. In Europe, ProLogis believes that the continued demand for state-of-the-art distribution properties, improvement in economic conditions and lessening of geopolitical concerns resulted in its improved leasing activity in 2004. Such factors could continue to provide opportunities for ProLogis in the CDFS business segment. In Asia, as in Europe, ProLogis believes that demand for state-of-the-art distribution properties will continue to provide opportunities for ProLogis in the CDFS business segment. In Japan, the CDFS business opportunities available to ProLogis will be limited if ProLogis is unable to acquire adequate land parcels for development. In China, ProLogis is positioning itself to meet what it believes will be significant future demand for distribution space.

Other Components of Operating Income

General and Administrative Expenses
      General and administrative expenses were $82.1 million in 2004, $65.9 million in 2003 and $53.9 million in 2002. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002, ProLogis would have recognized total general and administrative expenses of $55.5 million for 2002. General and administrative expenses are primarily a function of the various business initiatives being undertaken in a given period. Increases in general administrative expenses in 2004 over 2003 and 2002 levels are the result of: (i) the international expansion of ProLogis’ operating platform; (ii) increases in share compensation expense (the value of share compensation awards is a function of the trading price of ProLogis’ Common Shares, which has increased from 2002 levels); and (iii) the average foreign currency exchange rate used to translate to U.S. dollars the general and administrative expenses recognized by ProLogis’ foreign subsidiaries prior to consolidation was significantly higher in 2004 as compared to 2003 and 2002.
      For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 2 and 5 to ProLogis’ Consolidated Financial Statements in Item 8.

Relocation Expenses
      ProLogis is relocating its information technology and corporate accounting functions from El Paso, Texas to Denver, Colorado and its Denver-based employees to a new corporate headquarters. The relocation from El Paso will be completed in the first quarter of 2005 and the relocation to the new corporate headquarters, which is located in Denver and is currently under development, is expected to be completed by the end of 2005.
      For the year ended December 31, 2004, ProLogis recognized total relocation expenses of $6.8 million, including $2.6 million of employee termination benefits, $1.8 million of accelerated depreciation associated with non-real estate assets whose useful life has been shortened due to the relocation plans and $2.4 million of costs associated with the hiring and training of new personnel and other costs, including travel and temporary facility costs. ProLogis expects that the cost of its relocation activities to be expensed in 2005 will be between $6 million and $8 million.

Income (Losses) from Other Unconsolidated Investees, Net
      ProLogis recognized its proportionate share of the net earnings or losses of each of its unconsolidated investees that are not included in one of its operating segments, including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Temperature-controlled distribution investees:
CSI/Frigo LLC(1)	$—	$(1,694)	$(1,824)
TCL Holding(2)	—	(9,050)	4,765
Wiener Kuhlhaus(3)	1,188	—	—
ProLogis Logistics(1)(4)	(1,703)	(2,269)	4,131

Subtotals	(515)	(13,013)	7,072

Other investees:
Insight	(475)	(5)	4
ProLogis Equipment Services(5)	—	57	574
GoProLogis(6)	—	—	(2,073)

Subtotals	(475)	52	(1,495)

Totals	$(990)	$(12,961)	$5,577

(1)	This investment is presented on a consolidated basis in 2004. CSI/ Frigo LLC is a limited liability company that owns 100% of the voting common stock of TCL Holding, representing 5% of its net earnings or losses. ProLogis owns 89% of the membership interests of this entity but recognizes 95% of its net earnings or losses through a participating note agreement. CSI/Frigo LLC and TCL Holding are presented on a consolidated basis in 2004. CSI/Frigo also had an ownership interest in ProLogis Logistics, representing 5% of its net earnings or losses. ProLogis acquired this interest on October 23, 2002. See Notes 2 and 5 to ProLogis’ Consolidated Financial Statements in Item 8.

(2)	This investment is presented on a consolidated basis in 2004. For 2003 and 2002, ProLogis’ effective ownership interest in TCL Holding was in excess of 99%, including its ownership in CSI/Frigo LLC. TCL Holding owns TCL Holding AB (formerly Frigoscandia Holding AB), a temperature-controlled distribution company that operates in Europe. During the years 2002 to 2003, TCL Holding and TCL Holding AB recognized net gains and losses from the dispositions of TCL Holding AB’s operations and operating assets in 10 countries. ProLogis’ proportionate share of the aggregate net gains from these asset dispositions was $0.5 million (a $5.2 million net gain in 2003 and a $4.7 million net loss in 2002). Also related to these dispositions, TCL Holding and TCL Holding AB recognized impairment charges associated with TCL Holdings’ investment in TCL Holding AB and the carrying value of TCL Holding AB’s property, plant and equipment. Through its investment in TCL Holding, ProLogis’ proportionate share of impairment charges recorded by TCL Holding and TCL Holding AB was $38.3 million in 2003 and $5.7 million in 2002. See Notes 2 and 5 to ProLogis’ Consolidated Financial Statements in Item 8.

(3)	TCL Holding has an investment in a temperature-controlled distribution company operating in Austria. While ProLogis’ investment in TCL Holding was presented under the equity method, this investment was not separately reported by ProLogis. See Note 5 to ProLogis’ Consolidated Financial Statements in Item 8.

(4)	ProLogis invested in ProLogis Logistics, which owns CS Integrated LLC (“CSI”), previously a temperature-controlled distribution company operating in the United States. Through October 2002, ProLogis effectively owned in excess of 99% of ProLogis Logistics. In October 2002, all of the operations and a significant portion of the assets of CSI were sold. ProLogis’ proportionate share of the aggregate net loss from this transaction was $88.2 million, consisting of cumulative impairment charges of $90.5 million recognized in 2002 ($37.2 million) and 2001 ($53.3 million) offset by a net gain of $2.3 million (a

$6.3 million net gain recognized upon closing the transaction in October 2002 and additional losses of $4.0 million recognized in 2004 and 2003 upon settlement of the prorations of CSI’s accounts as of the sale date). Subsequent to the October 2002 transaction, ProLogis’ ownership interests changed such that ProLogis owned 100% of ProLogis Logistics. Accordingly, ProLogis began consolidating its investment in ProLogis Logistics in October 2002. Certain assets that were retained by CSI after the sale (three operating properties and three tracts of land at December 31, 2004) are included with ProLogis’ real estate assets in its Consolidated Balance Sheet. See Notes 2 and 5 to ProLogis’ Consolidated Financial Statements in Item 8.

(5)	The assets of this investee were sold in 2002.

(6)	ProLogis had an indirect investment in a technology company that ceased operations in 2001. The amount recognized by ProLogis in 2002 represents ProLogis’ proportionate share of charges that this company recognized when it wrote down its remaining investments to zero.

Interest Expense
      Interest expense is a function of the level of borrowings outstanding, interest rates charged on borrowings and the amount of interest capitalization that is calculated based on the volume of ProLogis’ development activities. Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Gross interest expense	$184,729	$185,638	$178,210
Premium/discount recognized, net	252	371	315
Amortization of deferred loan costs	5,741	5,891	4,967

Subtotal interest expense before capitalization(1)	190,722	191,900	183,492
Less: capitalized amounts(2)	37,388	36,425	30,534

Net interest expense(3)	$153,334	$155,475	$152,958

(1)	Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002, ProLogis would have recognized interest expense before capitalization of $184.4 million for 2002. The change in gross interest expense in each year is primarily a function of ProLogis’ weighted average borrowings and weighted average interest rates, but is also impacted by the average foreign currency exchange rate used to translate to U.S. dollars the interest expense recognized by ProLogis’ foreign subsidiaries prior to consolidation.

(2)	Gross interest expense incurred on borrowings outstanding during the period is offset by the amount of interest that is capitalized based on ProLogis’ qualifying development expenditures. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002, ProLogis’ capitalized interest would have been $38.5 million for 2002. Capitalized interest levels are reflective of ProLogis’ average cost of debt and the volume of development activities in each year.

(3)	Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002, ProLogis would have recognized net interest expense of $145.9 million for 2002.
      For a discussion of the presentation of ProLogis’ investment in Kingspark S.A. and Kingspark LLC, see Notes 2 and 5 to ProLogis’ Consolidated Financial Statements in Item 8.

Gains Recognized on Dispositions of Non-CDFS Business Assets, Net
      From time to time, ProLogis has contributed or sold properties that were held and used in the property operations segment. Certain sales to third parties will occur when a property is determined to have become non-strategic. Non-strategic properties are assets located in markets or submarkets that are no longer considered to be target markets or assets that were acquired as part of previous portfolio acquisitions that are not consistent with ProLogis’ core portfolio based on the asset’s size or configuration. Also, ProLogis contributes properties to property funds that have been held for direct, long-term investment in the property operations segment to complement the portfolio of CDFS business properties that are contributed to the property funds. In 2004, such properties that were sold to third parties have been classified as discontinued operations. The net gains or losses recognized from contributions of properties that were held and used in the property operations segment to a property fund are included in income from continuing operations due to ProLogis’ continuing involvement with the properties. In 2003 and 2002, ProLogis did not classify any sales or contributions of properties that were held and used in the property operations segment as discontinued operations, as the effect of such reclassification would not have had a material effect on ProLogis’ consolidated financial statements. See “— Discontinued Operations.”
      Contributions of long-term investment properties during 2004 and sales and contributions of long-term investment properties during the 2003 and 2002 were as follows:

•	2004: 0.4 million square feet of properties generating net proceeds of $17.5 million and an aggregate net gain of $6.1 million;

•	2003: 0.8 million square feet of properties generating net proceeds of $60.2 million and an aggregate net gain of $1.6 million; and

•	2002: 2.0 million square feet of properties generating net proceeds of $63.6 million of proceeds and an aggregate net gain of $6.6 million,
      Included in the net gain recognized for 2003 is $1.1 million related to previous sales transactions. Adjustments to previously recognized gains or losses generally occur upon the settlement of contractual issues or due to changes in the original estimates of costs related to previous transactions.

Gains on Partial Dispositions of Investments in Property Funds
      ProLogis recognized a gain of $3.3 million in the second quarter of 2004 resulting from its exchange of a portion of its investment in ProLogis-Macquarie Fund (referred to by ProLogis as ProLogis North American Properties Fund V) into units of MPR, the listed property trust in Australia that had an effective ownership interest in the ProLogis-Macquarie Fund of 86% at June 30, 2004. Upon receipt of the units in MPR, ProLogis sold them in the public market, generating net proceeds of $13.2 million.
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
      See Note 5 to ProLogis’ Consolidated Financial Statements in Item 8.

Foreign Currency Exchange Gains (Expenses/ Losses), Net
      ProLogis recognized net foreign currency exchange gains of $14.7 million for 2004 and net foreign currency exchange expenses and losses of $10.6 million and $2.0 million for 2003 and 2002, respectively. Had ProLogis presented its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002, ProLogis would have recognized a net foreign currency exchange gain of $2.4 million for 2002. For a discussion of the presentation of ProLogis’ investments in Kingspark S.A. and Kingspark LLC, see Notes 2 and 5 to ProLogis’ Consolidated Financial Statements in Item 8.
      ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate its foreign currency exchange exposure, ProLogis borrows in the functional currency of the borrowing entity when possible. Certain of ProLogis’ intercompany debt are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee. Additionally, ProLogis utilizes derivative financial instruments to manage certain foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to ProLogis’ projected net income from its operations in Europe and Japan. See Note 17 to ProLogis’ Consolidated Financial Statements in Item 8.
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

	Years Ended December 31,

	2004	2003	2002

Gains (losses) from remeasurement of third party and certain intercompany debt, net(1)	$11,075	$(10,391)	$(10,267)
Gains from the settlement of third party and certain intercompany debt, net(1)	4,065	2,421	12,421
Transaction gains, net	144	75	238
Derivative financial instruments — put option contracts(2):
Expense associated with contracts expiring during the period	(2,048)	(2,897)	(3,171)
Mark-to-market gains (losses) on outstanding contracts, net	1,450	205	(1,411)
Gains realized at expiration of contracts, net	—	—	159

Totals(3)	$14,686	$(10,587)	$(2,031)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss in the period that the settlement occurs.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and is marked-to-market by ProLogis as of the end of each subsequent reporting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain. There were no outstanding contracts at December 31, 2004 although ProLogis did enter into new contracts in the first quarter of 2005. See Note 17 to ProLogis’ Consolidated Financial Statements in Item 8.

(3)	In 2003, ProLogis recognized a foreign currency exchange gain of $47.9 million as a result of the repatriation to the United States of the cash redemption proceeds that ProLogis received as a result of the partial redemption of its investment in ProLogis European Properties Fund. This gain is included with the total gains on partial dispositions of investments in property funds. See “— Gains on Partial Dispositions of Investments in Property Funds.”

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

      Current income tax expense was $24.9 million, $4.8 million and $10.5 million for 2004, 2003 and 2002, respectively. ProLogis recognized deferred income tax expense of $18.7 million, $10.6 million and $17.7 million for 2004, 2003 and 2002, respectively. Had ProLogis reported its investments in Kingspark S.A. and Kingspark LLC on a consolidated basis for all of 2002, current income tax expense would have been $13.1 million and deferred income tax expense would not have changed. For a discussion of the presentation of ProLogis’ investments in Kingspark S.A. and Kingspark LLC, see Notes 2 and 5 to ProLogis’ Consolidated Financial Statements in Item 8.
      Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment in addition to state income taxes and taxes incurred in foreign jurisdictions. During 2004, ProLogis disposed of a higher volume of properties to third parties that were located in the United Kingdom generating a higher level of net gains that are included in its taxable income in that country. The deferred income tax component of total income taxes is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. Upon execution of certain indemnification agreements, ProLogis began recognizing deferred income tax liabilities associated with certain property contributions to ProLogis European Properties Fund (beginning in the third quarter of 2003) and ProLogis North American Properties Fund V (beginning in the second quarter of 2004). Under these indemnification agreements, ProLogis will continue to recognize deferred income tax liabilities related to its future contributions to ProLogis European Properties Fund and ProLogis North American Properties Fund V (contributions of properties located in Mexico only). Of the total deferred income tax expense recognized for 2004 and 2003, $15.0 million and $3.6 million, respectively, are related to the indemnification agreements. See Note 5 to ProLogis’ Consolidated Financial Statements in Item 8.

Discontinued Operations
      Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The assets and liabilities of the component of the entity that has been classified as discontinued operations are presented separately in the balance sheet and the results of operations of the component of the entity that has been classified as discontinued operations are reported as discontinued operations in the statement of earnings. See Note 6 to ProLogis’ Consolidated Financial Statements in Item 8.
      As of and for the year ended December 31, 2004, ProLogis has reported discontinued operations as follows:

•	Assets held for sale: Certain of TCL Holding’s temperature-controlled distribution operations in France were classified as held for sale during 2003. However, because ProLogis’ investments in TCL Holding were presented under the equity method in 2003, ProLogis was not required to reflect the portion of the earnings of TCL Holding recognized under the equity method attributable to the French operations that are held for sale separately as discontinued operations. For 2004, TCL Holding is presented on a consolidated basis and all of its French operations are presented as discontinued operations. These operations generated a net loss of $36.7 million for 2004, including an impairment loss of $50.6 million.

•	Assets disposed of in 2004: During 2004, ProLogis disposed of 20 properties to third parties that had not been developed under pre-sale agreements. ProLogis has reported the operations of these properties and the net gains or losses resulting from their dispositions as discontinued operations. Of the 20 properties, 10 were CDFS business properties whose dispositions generated an aggregate net gain of $32.7 million (see “— CDFS Business”) and 10 were properties held and used in the property operations segment whose dispositions generated an aggregate net gain of $3.5 million. The operations of these properties and the net gains from their dispositions have been presented as discontinued

operations in ProLogis’ Consolidated Statements of Earnings in Item 8 for 2004, 2003 and 2002. The net earnings attributable to these properties were $1.7 million, $1.5 million and $1.3 million for 2004, 2003 and 2002, respectively. A charge of $1.9 million representing an adjustment to the net gains previously recognized, primarily from the sale of TCL Holding’s operating assets in the United Kingdom in December 2003, is included in the net gain from dispositions of assets held and used in the property operations segment.

Excess of Redemption Values over Carrying Values of Preferred Shares Redeemed
      ProLogis recognized charges to net earnings of $4.2 million in 2004 and $7.8 million in 2003, representing the excess of the redemption values over the carrying values of the remaining Series D Preferred Shares that were redeemed in January 2004 and in December 2003 and the Series E Preferred Shares that were redeemed in July 2003. After the 2004 redemption, all of ProLogis’ series of Preferred Shares that have met their optional redemption date have been redeemed. The next optional redemption date for a series of Preferred Shares is in 2008.
Environmental Matters
      ProLogis has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned (directly or through investments in unconsolidated entities), or being acquired, as of December 31, 2004, and ProLogis is not aware of any environmental condition with respect to any of its properties that is likely to have material adverse effect on ProLogis’ business, financial condition or results of operations. See “— Risk Factors.”
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
      The Keystone Transaction was closed on August 4, 2004 (see “— Keystone Transaction”). ProLogis made a cash payment of approximately $510 million at closing, including ProLogis’ share of cash consideration and the funding of working capital and liquidity reserves of approximately $6 million. ProLogis’ lines of credit and a short-term borrowing agreement provided cash for this transaction. Of the total cash outlay, approximately $177 million was funded on a short-term basis which was returned to ProLogis as a result of the completion of approximately $892 million of long-term, secured financing arrangements by the Acquiring Property Funds in October and November 2004. Amounts returned to ProLogis were used to repay short-term borrowings and borrowings on ProLogis’ lines of credit.
      ProLogis’ lines of credit provide liquidity and financial flexibility, thereby allowing ProLogis to efficiently respond to market opportunities and execute its business strategy. ProLogis anticipates that future repayments of its lines of credit borrowings will be funded primarily through the proceeds from future property contributions and sales and from the proceeds generated by future issuances of debt or equity securities, depending on market conditions. Such regular repayments of lines of credit borrowings are necessary to allow ProLogis to maintain adequate liquidity.
      In addition to its Common Share distribution and Preferred Share dividend requirements, ProLogis expects that its primary cash needs will consist of the following for 2005 and future years:

•	Acquisitions of land for future development;

•	Development and acquisitions of properties in the CDFS business segment;

•	Direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment; and

•	Repayment of debt that is scheduled to mature.
      While ProLogis has a Common Share repurchase program under which it may repurchase an additional $84.1 million of Common Shares at March 11, 2005, ProLogis did not repurchase any Common Shares in 2004 and does not currently expect that it will require cash for this program in 2005.
      ProLogis expects to fund its cash needs for 2005 and future years primarily with cash from the following sources:

•	Property operations;

•	Proceeds from the disposition of the French operations of TCL Holding that are classified as held for sale;

•	Proceeds from the contributions of properties to property funds (existing property funds and property funds that may be formed in the future);

•	Proceeds from the sales of properties to third parties;

•	Proceeds from the issuance of longer-term senior notes;

•	Utilization of ProLogis’ lines of credit; and

•	Proceeds from the sales of Common Shares, including sales of Common Shares under ProLogis’ various Common Share plans, and sales of Preferred Shares.
      At March 11, 2005, ProLogis had $695.4 million of shelf-registered securities that can be issued in the form of senior notes, Preferred Shares, Common Shares, rights to purchase Common Shares and Preferred Share purchase rights on an as-needed basis, subject to ProLogis’ ability to affect an offering on satisfactory terms. ProLogis continues to evaluate the global public debt markets with the objective of reducing its shorter-term borrowings in favor of longer-term, fixed-rate debt, when it is deemed appropriate.
      ProLogis is committed to offer to contribute all of its stabilized development properties available in specific markets in Europe to ProLogis European Properties Fund through September 2019 and all of its stabilized development properties available in Japan to ProLogis Japan Properties Fund through June 2006. These property funds are committed to acquire such properties, subject to the property fund meeting certain specified criteria, including leasing criteria, and having available capital. ProLogis believes that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund does have sufficient capital to acquire the properties that ProLogis expects to have available during 2005.
      ProLogis North American Properties Fund V has the right of first offer to all of ProLogis’ stabilized development properties that ProLogis desires to sell in North America (except those properties that are subject to an agreement with ProLogis California) through the end of 2005. Properties subject to the right of first offer must meet certain specified criteria, including leasing criteria. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis in 2005 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. Should ProLogis North American Properties Fund V choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, its rights under the agreement will terminate.
      Should the property funds not have sufficient capital to acquire the properties that ProLogis has available or otherwise choose not to acquire properties from ProLogis, ProLogis is allowed to pursue other disposition opportunities. However, there can be no assurance that ProLogis can readily dispose of its CDFS business properties to third parties or that ProLogis could raise private capital through the formation of another property fund that would acquire the properties. Also, ProLogis could experience delays in completing dispositions to third parties or to new property funds. Such delays could result in the recognition of the expected CDFS business income in a reporting period that is later than originally anticipated. See “— Risk Factors — General Real Estate Risks — Risks Associated with the Contribution and Sale of Properties”.

Cash Provided by Operating Activities
      Net cash provided by operating activities was $481.3 million in 2004, $328.5 million in 2003 and $377.2 million in 2002. Operational items that impact net cash provided by operating activities are discussed in “— Results of Operations.” Additionally, cash provided by operating activities in 2004 is $152.8 million higher than in 2003, due in part to the change in working capital balances. Such changes are primarily a function of the timing of receipts and disbursements. Cash provided by operating activities exceeded the cash distributions paid on Common Shares in both periods.

Cash Investing and Cash Financing Activities
      For 2004, 2003 and 2002, ProLogis’ investing activities used net cash of $612.5 million, $77.1 million and $94.6 million, respectively. The net cash used is summarized as follows:

•	Investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space required cash of $1.73 billion in 2004, $1.23 billion in 2003 and $1.16 billion in 2002.

•	The Keystone Transaction during the third quarter of 2004 required a cash payment of $510.6 million, of which $177.1 million was returned to ProLogis after long-term debt arrangements were funded in the Acquiring Property Funds (see “— Keystone Transaction”).

•	ProLogis’ unconsolidated investees generated net cash to ProLogis of $25.3 million, $73.3 million and $79.8 million for 2004, 2003 and 2002, respectively. Sales of operating assets in ProLogis’ temperature-controlled distribution companies were the primary source of the net cash provided by the unconsolidated investees in 2003 and 2002. The property funds make periodic cash distributions to ProLogis, generally on a monthly or quarterly basis.

•	Net cash generated from contributions and sales of properties and land parcels were $1.41 billion, $835.2 million and $968.9 million in 2004, 2003 and 2002, respectively. In 2003, ProLogis received $35.9 million as the result of the discontinuation of its participation and significant reduction of its investment in one of the CDFS Joint Ventures.

•	ProLogis also generated net proceeds of $13.2 million and $210.3 million from the partial dispositions of its investments in ProLogis North American Properties Fund V in 2004 and ProLogis European Properties Fund in 2003, respectively.
      For 2004 and 2003, ProLogis’ financing activities provided net cash of $36.2 million. For 2003 and 2002, ProLogis’ financing activities used net cash of $30.8 million and $199.8 million. Excluding cash distributions on Common Shares and to minority interest holders and Preferred Share dividends paid in cash, ProLogis’ financing activities are summarized as follows:

•	Generated net cash of $335.8 million in 2004 — Net borrowings on ProLogis’ lines of credit and short-term borrowing arrangements ($210.8 million), proceeds from the issuance of the Euro Notes ($420.6 million) and net proceeds from sales and issuances of Common Shares ($146.8 million) provided cash while the redemption of Preferred Shares ($125.0 million), principal payments on debt ($312.5 million), debt and equity issuance costs ($4.5 million) and purchases of derivative contracts ($0.4 million) used cash.

•	Generated net cash of $268.0 million in 2003 — Proceeds from long-term debt issuances ($331.0 million), net proceeds from the sales of Preferred Shares ($241.8 million), net proceeds from sales and issuances of Common Shares ($42.3 million) and net proceeds on ProLogis’ lines of credit ($75.2 million) provided cash while repurchases of Common Shares ($9.7 million), the redemption of Preferred

Shares ($175.0 million), principal payments on debt ($224.8 million), debt and equity issuance costs ($10.4 million) and purchases of derivative contracts ($2.4 million) used cash.

•	Generated net cash of $92.4 million in 2002 — Net proceeds from the sales and issuances of Common Shares ($146.7 million), net proceeds on ProLogis’ lines of credit ($97.0 million) and principal payments received on employee share purchase notes ($3.0 million) provided cash while repurchases of Common Shares ($95.5 million), principal payments on debt ($53.4 million), debt and equity issuance costs ($3.2 million) and purchases of derivative contracts, net of proceeds ($2.2 million) used cash.

      Distributions paid to holders of Common Shares were $266.1 million, $258.2 million and $252.3 million for 2004, 2003 and 2002, respectively. Distributions paid to minority interest holders were $7.7 million, $9.3 million and $7.2 million for 2004, 2003 and 2002, respectively. Dividends paid on Preferred Shares were $25.7 million, $31.2 million and $32.7 million for 2004, 2003 and 2002, respectively.

Borrowing Capacities
      ProLogis has over $1.8 billion of short-term borrowing capacity through six lines of credit under which ProLogis may borrow in four currencies. The lines of credit are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

	Maximum Borrowing		Outstanding		Weighted
	Capacities at		Balances at		Average
					Interest
Facility	12/31/04	3/11/05	12/31/04	3/11/05	Rate(1)	Expiration

North America(2)	$400.0	$400.0	$—	$40.0	—	11/08/05	(3)
North America(2)(4)	100.0	100.0	—	—	—	11/04/05
North America(4)(5)	60.0	60.0	—	0.2	—	11/08/05
Europe(4)(6)	596.9	605.2	513.9	561.6	3.48%	08/08/06
United Kingdom(7)	48.3	48.1	—	11.8	—	07/31/05
Japan(8)	627.0	624.8	398.4	496.9	0.98%	08/05/06	(3)

Totals	$1,832.2	$1,838.1	$912.3	$1,110.5	2.39%

(1)	Represents the weighted average interest rate on borrowings outstanding at December 31, 2004.

(2)	Borrowing capacity under the line of credit is fully committed.

(3)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(4)	Borrowings can be denominated in U.S. dollar, euro, pound sterling and yen.

(5)	ProLogis’ maximum borrowing capacity at December 31, 2004 and March 11, 2005 is reduced by letters of credit outstanding of $7.2 million and $6.6 million, respectively.

(6)	Total committed borrowing capacity under the agreement is 450.0 million euro. At December 31, 2004, amounts outstanding represent the U.S. dollar equivalent of borrowings of 313.8 million euro and 50.5 million pound sterling. At March 11, 2005, amounts outstanding represent the U.S. dollar equivalent of borrowings of 332.5 million euro and 59.5 million pound sterling.

(7)	Borrowings are denominated in pound sterling with a maximum borrowing capacity of 25.0 million pound sterling. ProLogis’ maximum borrowing capacity at December 31, 2004 and March 11, 2005, is reduced by letters of credit outstanding of approximately $28.1 million (the currency equivalent of 14.5 million pound sterling at December 31, 2004) and approximately $28.0 million (the currency equivalent of 14.5 million pound sterling at March 11, 2005), respectively. Borrowings outstanding at March 11, 2005 bear interest at 6.47% per annum.

(8)	Borrowings are denominated in yen with a committed borrowing capacity of 65.0 billion yen (increased by 25.0 billion yen during 2004). At December 31, 2004 and March 11, 2005, amounts outstanding represent the U.S. dollar equivalent of borrowings of 41.3 billion yen and 51.7 billion yen, respectively.

      In addition to the short-term borrowing capacity available through the six lines of credit, ProLogis had a short-term borrowing arrangement in the amount of 62.1 million Canadian dollars (the currency equivalent of approximately $51.3 million at December 31, 2004) through May 18, 2005. At December 31, 2004, ProLogis had borrowed 57.8 million Canadian dollars under the agreement (the currency equivalent of approximately $47.7 million at December 31, 2004) at an average annual interest rate of 3.27%.

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees
      ProLogis had investments in and advances to unconsolidated investees of $908.5 million at December 31, 2004. Summarized financial information for certain of these unconsolidated investees at December 31, 2004 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

			ProLogis		ProLogis		ProLogis		ProLogis		ProLogis		ProLogis		ProLogis
			North		North		North		North		North		North		North
			American		American		American		American		American		American		American
	ProLogis		Properties		Properties		Properties		Properties		Properties		Properties		Properties
	California		Fund I		Fund II		Fund III		Fund IV		Fund V		Fund VI		Fund VII

Total assets	$627.6		$345.1		$225.1		$199.8		$137.9		$1,225.4		$534.4		$398.7
Third party debt(1)	$334.4	(2)	$242.3	(3)	$165.0	(4)	$150.3	(5)	$103.2	(6)	$606.3	(7)	$307.0	(8)	$229.3	(9)
Amounts due to ProLogis	$0.2		$0.3		$0.2		$0.2		$0.1		$23.4		$1.2		$0.9
Total liabilities	$340.8		$247.9		$169.0		$152.6		$105.2		$679.1		$312.1		$233.5
Minority interest	$—		$—		$—		$—		$—		$53.5		$0.8		$—
Equity	$286.8		$97.2		$56.1		$47.2		$32.7		$492.8		$221.5		$165.2
ProLogis’ ownership at December 31, 2004	50%		41.3%		20%		20%		20%		11.5%		20%		20%

	ProLogis		ProLogis		ProLogis		ProLogis		ProLogis
	North		North		North		North		North		ProLogis		ProLogis
	American		American		American		American		American		European		Japan		All Property
	Properties		Properties		Properties		Properties		Properties		Properties		Properties		Funds
	Fund VIII		Fund IX		Fund X		Fund XI(13)		Fund XII(13)		Fund		Fund		Combined

Total assets	$204.4		$205.3		$228.6		$235.5		$280.0		$3,968.3		$766.3		$9,582.4
Third party debt(1)	$112.0	(10)	$123.0	(11)	$135.0	(12)	$51.2	(14)	$80.0	(15)	$1,920.7	(16)	$327.0	(17)	$4,886.7
Amounts due to ProLogis	$0.6		$0.6		$0.4		$0.1		$2.4		$18.6		$40.0		$89.2
Total liabilities	$115.6		$125.6		$138.9		$52.7		$84.8		$2,315.1		$516.3		$5,589.2
Minority interest	$0.9		$—		$—		$—		$—		$3.9		$—		$59.1
Equity	$87.9		$79.7		$89.7		$182.8		$195.2		$1,649.3		$250.0		$3,934.1
ProLogis’ ownership at December 31, 2004	20%		20%		20%		20%		20%		21.8%		20%		21.6%

(1)	Of the total third party debt, ProLogis has guaranteed $68.8 million of borrowings of ProLogis North American Properties Fund V, of which $29.4 million was repaid in February 2005. The remaining $39.4 million matures in April 2005. Also, see “— Contractual Obligations — Other Commitments.” ProLogis may in the future provide guarantees of short-term financing arrangements that property funds enter into associated with ProLogis’ contributions of properties to the property funds. ProLogis would provide these guarantees only with respect to short-term financing arrangements that the property funds enter into on an interim basis prior to finalizing long-term secured debt arrangements.

(2)	Third party debt of ProLogis California is due as follows:

•	$17.3 million due May 2005, bearing interest at 8.67% per annum;

•	$173.8 million due March 2009, bearing interest at 7.20% per annum;

•	$91.3 million due August 2009, bearing interest at 7.63% per annum; and

•	$52.0 million due August 2009, bearing interest at 4.64% per annum.

(3)	Third party debt of ProLogis North American Properties Fund I is due as follows:

•	$130.5 million due December 2010, bearing interest at 7.65% per annum;

•	$9.8 million due March 2011, bearing interest at 5.16% per annum; and

•	$102.0 million due March 2011, bearing interest at 7.75% per annum.

(4)	Third party debt of ProLogis North American Properties Fund II is due in June 2007 and bears interest at 6.74% per annum.

(5)	Third party debt of ProLogis North American Properties Fund III is due as follows:

•	$150.0 million due September 2007, bearing interest at 7.03% per annum and

•	$0.3 million (four assessment bond issues) due on various dates between October 2013 and March 2021, bearing interest at a weighted average interest rate of 6.35% per annum.

(6)	Third party debt of ProLogis North American Properties Fund IV is due as follows:

•	$103.0 million due January 2008, bearing interest at 6.65% per annum and

•	$0.2 million (two assessment bond issues) due March 2021, bearing interest at 5.32% per annum.

(7)	Third party debt of ProLogis North American Properties Fund V is due as follows:

•	$29.4 million which was repaid in February 2005, bearing interest at 3.22% per annum; this debt was guaranteed by ProLogis and was repaid with proceeds from a secured debt financing that is not guaranteed by ProLogis;

•	$39.4 million due April 2005, bearing interest at 2.94% per annum; this debt is guaranteed by ProLogis (expected to be repaid with proceeds from a secured debt financing that will not be guaranteed by ProLogis);

•	$15.7 million due December 2005, bearing interest at 5.50%;

•	$173.0 million due July 2007, bearing interest at 5.96% per annum;

•	$102.0 million due June 2008, bearing interest at 4.28% per annum;

•	$62.0 million due January 2009, bearing interest at 4.23% per annum;

•	$35.7 million due August 2009, bearing interest at 4.66% per annum;

•	$10.3 million due August 2009, bearing interest at 4.66% per annum;

•	$74.8 million due September 2010, bearing interest at 4.51% per annum; and

•	$64.0 million due January 2013, bearing interest at 5.43% per annum.

(8)	Third party debt of ProLogis North American Properties Fund VI is due October 2012, bearing interest at 5.44% per annum.

(9)	Third party debt of ProLogis North American Properties Fund VII is due as follows:

•	$14.3 million due January 2013, bearing interest at 6.29% per annum and

•	$215.0 million due November 2012, bearing interest at 5.40% per annum.

(10)	Third party debt of ProLogis North American Properties Fund VIII is due November 2012, bearing interest at 5.29% per annum.

(11)	Third party debt of ProLogis North American Properties Fund IX is due September 2012, bearing interest at 5.72% per annum.

(12)	Third party debt of ProLogis North American Properties Fund X is due November 2012, bearing interest at 5.67% per annum.

(13)	Balance sheet amounts presented are 100% of the fair values of the assets and liabilities that were determined a part of the purchase accounting adjustments associated with the Keystone Transaction. See “— Keystone Transaction”.

(14)	Third party debt of ProLogis North American Properties Fund XI is due as follows:

•	$15.5 million due June 2009, bearing interest at 4.99% per annum;

•	$30.7 million due September 2010, bearing interest at 4.96% per annum; and

•	$5.0 million due July 2013, bearing interest at 5.32% per annum.

(15)	Third party debt of ProLogis North American Properties Fund XII is due as follows:

•	$64.4 million due April 2007, bearing interest at 4.20% per annum; and

•	$15.6 million due March 2009, bearing interest at 4.55% per annum.

(16)	Third party debt of ProLogis European Properties Fund is due as follows:

•	$538.7 million due December 2005, bearing interest at 2.98% per annum;

•	$145.5 million (four mortgage issues) due March 2009, bearing interest at a weighted average of 3.55% per annum;

•	$283.5 million due April 2008, bearing interest at 5.75% per annum;

•	$191.0 million due April 2009, bearing interest at 5.69% per annum;

•	$472.2 million due July 2009, bearing interest at 5.72% per annum;

•	$252.8 million due May 2010, bearing interest at 4.61% per annum; and

•	$37.0 million (eight mortgage issues) maturing between January 2008 and December 2014, bearing interest at a weighted average of 5.48% per annum.

(17)	Third party debt of ProLogis Japan Properties Fund is due as follows:

•	$29.9 million due June 2010, bearing interest at 1.04% per annum;

•	$18.3 million due October 2010, bearing interest at 1.94% per annum;

•	$46.3 million due December 2010, bearing interest at 1.63% per annum;

•	$35.7 million due March 2011, bearing interest at 1.53% per annum;

•	$27.0 million due March 2011, bearing interest at 1.59% per annum;

•	$60.8 million due July 2011, bearing interest at 1.93% per annum;

•	$15.4 million due September 2011, bearing interest at 1.50% per annum;

•	$9.6 million due September 2011, bearing interest at 1.65% per annum;

•	$7.7 million due September 2011, bearing interest at 1.84% per annum;

•	$23.2 million due November 2011, bearing interest at 1.57% per annum;

•	$15.4 million due January 2013, bearing interest at 1.75% per annum;

•	$9.7 million due January 2013, bearing interest at 1.80% per annum; and

•	$28.0 million due January 2014, bearing interest at 1.90% per annum.

Contractual Obligations

Long-Term Contractual Obligations
      ProLogis had long-term contractual obligations at December 31, 2004 related to long-term debt (senior unsecured notes, secured debt and assessment bonds), unfunded commitments on development projects, an unfunded commitment to a property fund and amounts due on revolving lines of credit as follows (in millions of U.S. dollars):

	Payments Due By Period

		Less than	1 to 3	3 to 5	More than
	Total	1 years	years	years	5 years

Long-term debt obligations	$2,454	$109	$665	$386	$1,294
Interest on long-term debt obligations	1,014	160	370	158	326
Unfunded commitments on development projects(1)	509	509	—	—	—
Unfunded commitment to a property fund(2)	180	180	—	—	—
Short-term borrowings	48	48	—	—	—
Amounts due on lines of credit(3)	912	—	912	—	—
Interest on lines of credit and short-term borrowings(3)	39	22	17	—	—

Totals	$5,156	$1,028	$1,964	$544	$1,620

(1)	ProLogis had properties under development at December 31, 2004 with a total expected cost at completion of $1.08 billion. ProLogis has entered into contracts for certain phases of the construction of these projects. However, these contracts do not generally cover all of the costs that are necessary to place the property into service, including the costs of tenant improvements and marketing and leasing costs. The unfunded commitments presented include all such costs, not only those costs that ProLogis is obligated to fund under construction contracts.

(2)	At December 31, 2004, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $179.6 million at December 31, 2004) through September 15, 2009. For purposes of this presentation, the total commitment is included in the earliest time period as there is no schedule for when the commitment will be funded.

(3)	For purposes of this presentation the expiration dates of the credit agreements that provide ProLogis with six lines of credit include extension periods that are at the option of ProLogis. See “— Borrowing Capacities.”

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
      Cash distributions per Common Share paid in 2004, 2003 and 2002 were $1.46, $1.44 and $1.42, respectively. The Board set a projected annual distribution rate for 2005 of $1.48 per Common Share. ProLogis paid a distribution for the first quarter of 2005 of $0.37 per Common Share on February 28, 2005 to holders of Common Shares at February 15, 2005. The payment of Common Share distributions is subject to the discretion of the Board, is dependent on ProLogis’ financial condition and operating results and may be adjusted at the discretion of the Board during the year. ProLogis has increased its Common Share distribution level every year since its Common Shares became publicly traded in 1994.
      At December 31, 2004, ProLogis had three series of Preferred Shares outstanding. The annual dividend rates on ProLogis’ Preferred Shares are $4.27 per Series C Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share.

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

Other Commitments
      At December 31, 2004, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of properties aggregating 4.2 million square feet at an estimated total acquisition cost of $194.8 million. Through March 11, 2005, ProLogis completed the acquisition of one of these properties, a 0.4 million square foot property at a total acquisition cost of $12.3 million. The remaining transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.
      Under a Common Share repurchase program that began in January 2001, ProLogis may repurchase up to $215.0 million of Common Shares. The Common Shares that have been repurchased to date were purchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. Future repurchases, if any, are expected to be through similar transactions. ProLogis has repurchased 5,571,100 Common Shares under this program at a total cost of $130.9 million, although no repurchases have occurred in 2004 or for the period from January 1, 2005 to March 11, 2005. ProLogis does not currently expect that it will make significant Common Share repurchases during the remainder of 2005.
      ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at December 31, 2004 and ProLogis has assessed a nominal value to the guarantee undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $407.4 million at December 31, 2004 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $6.5 billion at December 31, 2004.

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

      Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties, primarily global commercial banks. ProLogis does not anticipate non-performance by any of the counterparties to its derivative contracts. However, should a counterparty fail to perform, ProLogis would incur a financial loss to the extent there exists a positive fair market value attributable to ProLogis’ derivative positions.
      At December 31, 2004, ProLogis had outstanding a forward-starting interest rate swap contract in the notional amount of $50.0 million related to an anticipated transaction. The contract, which is designated as a cash flow hedge, allows ProLogis to fix the interest rate associated with a portion of a debt instrument forecasted to be issued in 2005 for a four-year period. The interest rate swap contract qualifies for hedge accounting treatment. ProLogis recognized a mark-to-market adjustment representing a net decrease in the value of this contract of $1.1 million in other comprehensive income in shareholders’ equity at December 31, 2004.
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

      Funds from operations attributable to Common Shares as defined by ProLogis was $400.4 million, $400.7 million and $393.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The reconciliations of funds from operations attributable to Common Shares as defined by ProLogis to net earnings attributable to Common Shares computed under GAAP are as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Funds From Operations:
Reconciliation of net earnings to funds from operations as defined by ProLogis:
Net earnings attributable to Common Shares	$202,813	$212,367	$216,166
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	164,179	156,407	144,582
Gains on contributions and sales of non-CDFS business segment assets, net	(6,072)	(1,638)	(6,648)
Funds from operations adjustment to gain on partial redemption of investment	(164)	(26,894)	—
Reconciling items attributable to discontinued operations:
Assets held for sale—gains on disposition of non-CDFS business assets, net	(169)	—	—
Assets disposed of in 2004—gains recognized on dispositions of non-CDFS business assets, net	(1,549)	—	—
Assets disposed of in 2004—real estate related depreciation and amortization	516	678	651
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	39,137	44,373	41,779
Funds from operations adjustment to gain recognized on disposition of CDFS business segment assets	—	(1,823)	—
Gains on contributions and sales of non-CDFS business segment assets, net	601	(12,322)	(2,248)

Total NAREIT defined adjustments	196,479	158,781	178,116

Subtotal — NAREIT defined funds from operations	399,292	371,148	394,282
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange (gains) expenses/losses, net	(16,590)	7,764	(743)
Deferred income tax expense	18,692	10,615	17,660
Reconciling items attributable to discontinued operations:
Assets held for sale — deferred income tax benefit	(1,075)	—	—
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange (gains) expenses/losses, net	443	11,721	(4,269)
Deferred income tax benefit	(359)	(503)	(13,881)

Total ProLogis defined adjustments	1,111	29,597	(1,233)

Funds from operations attributable to Common Shares as defined by ProLogis	$400,403	$400,745	$393,049

Risk Factors
      ProLogis’ operations involve various risks that could adversely affect ProLogis’ financial condition, results of operations, distributable cash flow and the value of ProLogis’ Common Shares. These risks include, among others:

General Real Estate Risks

General Economic Conditions
      ProLogis is exposed to the general economic conditions and the local, regional, national and international economic conditions that affect the markets in which it owns properties. ProLogis’ operating performance is further impacted by the economic conditions of the specific markets in which it has concentrations of properties. ProLogis does not have in excess of 10% of its directly owned portfolio in any one market, nor does it have in excess of 10% of its total portfolio (including properties owned by the property funds) in any one market. However, ProLogis does have significant holdings in Atlanta, Chicago, Dallas/Ft. Worth, Houston, Los Angeles, New Jersey, Paris, San Francisco and certain other markets in France and the United Kingdom. ProLogis’ operating performance could be adversely affected if conditions in the markets with concentrations of properties, such as an oversupply of distribution space or a reduction in demand for distribution space, become less favorable. Any material oversupply of distribution space or material reduction of demand for distribution space could adversely affect ProLogis’ results of operations, distributable cash flow and the value of ProLogis’ Common Shares.

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

Risks Associated with the Contribution and Sale of Properties
      ProLogis has contributed to property funds, or sold to third parties a significant number of distribution properties in recent years. ProLogis intends to continue to contribute and sell properties as opportunities arise, particularly from its CDFS business segment. ProLogis’ ability to contribute or sell properties on advantageous terms is dependent upon several factors, some of which are beyond the control of ProLogis’ management, primarily competition from other owners of distribution properties that are trying to dispose of their properties. ProLogis’ ability to develop and timely lease properties will impact ProLogis’ ability to contribute or sell these properties. Continued access to private debt and equity capital by the property funds is necessary in order for ProLogis to continue its strategy of contributing properties to the property funds. Should ProLogis not have sufficient properties available that meet the investment criteria of current or future property funds, or should the property funds have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on ProLogis’ liquidity and on its ability to meet projected earnings levels in a particular reporting period. Failure to meet its projected earnings levels in a particular reporting period could have an adverse effect on ProLogis’ results of operations, distributable cash flow and on the value of ProLogis’ Common Shares. Further, ProLogis’ inability to redeploy the proceeds from its divestitures in accordance with its investment strategy could have an adverse effect on ProLogis’ results of operations, distributable cash flow and the value of its Common Shares in subsequent periods.

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

Ability to Renew Leases or Re-lease Space as Leases Expire
      ProLogis’ results of operations, distributable cash flow and the value of its Common Shares would be adversely affected if ProLogis is unable to lease, on economically favorable terms, a significant amount of space in its distribution properties. ProLogis had 6.1 million square feet of distribution space with leases that either expired on December 31, 2004 or were on a month-to-month basis at that date and ProLogis has

23.8 million square feet of distribution space (out of a total of 113.5 million occupied square feet of distribution space) with leases that expire in 2005 in its directly owned properties. The property funds had a combined 1.7 million square feet of distribution space with leases that either expired on December 31, 2004 or were on a month-to-month basis at that date and the property funds have a combined 15.4 million square feet of distribution space (out of a total of 140.5 million occupied square feet of distribution space) with leases that expire in 2005. The number of distribution properties in a market or submarket could adversely affect both ProLogis’ ability to re-lease distribution space and the rental rates that can be obtained in new leases. For the past two years, ProLogis’ rental rates on new or renewed leases of previously leased distribution space have declined.

Real Estate Investments Are Not As Liquid As Certain Other Types Of Assets
      Real estate investments are not as liquid as other types of investments and this lack of liquidity may limit ProLogis’ ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, ProLogis must comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, ProLogis’ ability at any time to sell assets, or contribute assets to property funds or other entities in which ProLogis has an ownership interest may be restricted.

ProLogis’ Insurance Coverage Does Not Include All Potential Losses
      ProLogis and its unconsolidated investees currently carry comprehensive insurance coverage including property, liability, fire, flood, earthquake, environmental, terrorism, extended coverage and rental loss as appropriate for the markets where each of their properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. ProLogis believes its properties and the properties of its unconsolidated investees are adequately insured. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of ProLogis’ properties, ProLogis could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

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
      ProLogis is committed to offer to contribute all of its stabilized development properties available in specific markets in Europe to ProLogis European Properties Fund through September 2019 and all of its stabilized development properties available in Japan to ProLogis Japan Properties Fund through June 2006. These property funds are committed to acquire such properties, subject to the property meeting certain specified criteria, including leasing criteria, and having available capital. ProLogis believes that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund does have sufficient capital to acquire the properties that ProLogis expects to have available during 2005.
      ProLogis North American Properties Fund V has the right of first offer to all of ProLogis’ stabilized development properties that ProLogis desires to sell in North America (except those properties that are subject to an agreement with ProLogis California) through the end of 2005. Properties subject to the right of first offer must meet certain specified criteria, including leasing criteria. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis in 2005 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. Should ProLogis North American Properties Fund V choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, its rights under the agreement will terminate.
      ProLogis’ ability to contribute or sell its development pipeline and recognize profits from its development activities will be jeopardized and ProLogis’ ability to meet its projected earnings levels and generate distributable cash flow would be adversely affected should the existing equity commitments not be available (due to investor default or otherwise) such that these property funds cannot acquire the properties that ProLogis expects to have available for contribution. This impact would occur in the short-term and would continue until ProLogis is able to sell the properties to third parties or until ProLogis could secure another source of private equity capital to form a new property fund.

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
      ProLogis utilizes the short-term borrowing capabilities (over $1.83 billion as of December 31, 2004) provided by six credit agreements that provide lines of credit to ProLogis in addition to operating cash flow and proceeds from dispositions to fund its development, acquisition and distribution requirements. ProLogis’ six lines of credits expire through 2007 ($208 million of borrowing capacity expires during 2005, $997 million of borrowing capacity expires during 2006 and $627 million of borrowing capacity expires during 2007). These expiration dates are based on available extension periods if such extentions are at ProLogis’ option. ProLogis’ ability to refinance these credit agreements in a timely manner and at favorable terms is dependent on several factors including, but not limited to, general economic conditions, ProLogis’ credit ratings and interest rate levels. ProLogis’ short-term credit agreements bear interest at variable rates. Increases in interest rates would increase ProLogis’ interest expense under these agreements. If ProLogis is unable to refinance its indebtedness at maturity or meet its payment obligations, the amount of ProLogis’ distributable cash flow would be adversely affected.

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

Prohibited Transaction Income Could Result From Certain Property Transfers
      ProLogis contributes properties to property funds and sells properties to third parties, including contributions and sales of properties from ProLogis’ taxable subsidiaries. Under the Code, a disposition of a property from other than a taxable subsidiary could be deemed to be a prohibited transaction. In such case, a 100% penalty tax on the resulting gain could be assessed. The determination that a transaction constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service could contend that certain contributions or sales of properties by ProLogis are prohibited transactions. While ProLogis’ management does not believe that the Internal Revenue Service would prevail in such a dispute, if the Internal Revenue Service successfully argued the matter, the 100% penalty tax could be assessed against the gains from these transactions. Additionally, any gain from a prohibited transaction may adversely affect ProLogis’ ability to satisfy the income tests for qualification as a REIT.

Other Risks

ProLogis is Dependent on Key Personnel
      ProLogis’ executive officers and other senior officers have a significant role in ProLogis’ success. The ability of ProLogis to retain its management group or to attract suitable replacements should any members of the management group leave ProLogis is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact ProLogis’ financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.

Share Prices May Be Affected By Market Interest Rates
      The annual distribution rate on Common Shares as a percentage of its market price may influence the trading price of such Common Shares. An increase in market interest rates may lead investors to demand a higher annual distribution rate than ProLogis has set, which could adversely affect the value of ProLogis’ Common Shares.

Foreign Currency Risk
      ProLogis has pursued and intends to continue to pursue growth opportunities in international markets and often invests in countries where the U.S. dollar is not the national currency. As a result, ProLogis is subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. For example, a significant depreciation in the value of the foreign currency of one or more countries where ProLogis has a significant investment may materially adversely affect ProLogis’ results of operations and the value of its Common Shares. ProLogis attempts to mitigate any such effects by borrowing under debt agreements denominated in foreign currencies and by entering into derivative contracts, although there can be no assurance that such attempts will be successful in neutralizing all foreign currency risks.

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

Interest Rate Risk
      ProLogis’ interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, ProLogis borrows on a fixed rate basis for longer-term debt issuances. In anticipation of a financing expected to occur in 2005, ProLogis has a forward-starting interest rate swap contract outstanding that is designated as a cash flow hedge to fix the interest rate on a portion of the expected financing. If the expected financing occurs in the projected time frame, any increase in interest rates would be offset by the positive value of the contract and any decrease in interest rates would be offset by the negative value of the contract, in each case for the hedged amount of the expected financing. If the expected financing did not occur and the contracts were unwound, based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the forward-starting interest rate swap contracts would be approximately $0.8 million for both future earnings and cash flows for the year ended December 31, 2004.
      ProLogis’ primary interest rate risk is created by its variable rate lines of credit. During the year ended December 31, 2004, ProLogis had weighted average daily outstanding borrowings of $930.0 million on its variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for ProLogis’ variable rate lines of credit was approximately $1.9 million for both future earnings and cash flows for the year ended December 31, 2004. The sensitivity analysis was based on the weighted average outstanding variable rate borrowings for 2004 and assumed a flat yield curve for the year. Although ProLogis has no derivative contracts as hedges of its variable rate revolving lines of credit, ProLogis may in the future fix existing variable rate borrowings to manage its interest rate exposure.

Foreign Currency Risk
      ProLogis incurs foreign currency exchange risk related to third-party and intercompany debt of its foreign consolidated subsidiaries and its foreign unconsolidated investees that are not denominated in the functional currency of the subsidiary or investee. The remeasurement of certain of this debt results in the recognition of foreign currency exchange gains or losses by ProLogis. ProLogis’ primary exposure to foreign currency exchange rates exists with the following currencies versus the U.S. dollar: euro, pound sterling and yen. Based on the results of a sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, the estimated market risk exposure to future earnings associated with this debt was $68.1 million at December 31, 2004.
      ProLogis primarily uses foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income (operating income net of foreign denominated interest expense) of its foreign consolidated subsidiaries and unconsolidated investees. However, at December 31, 2004, ProLogis did not have any foreign currency put option contracts outstanding.
      ProLogis translates to U.S. dollars the income and expenses of its consolidated foreign subsidiaries and its proportionate share of the net earnings or losses of its unconsolidated investees recognized under the equity method. ProLogis hedges the foreign currency exchange risk associated with approximately 50% to 75% of the forecasted net operating income from its foreign consolidated subsidiaries and unconsolidated investees through foreign currency put option contracts. The effect of the change in foreign currency exchange rates on translated income and expenses of ProLogis’ foreign consolidated subsidiaries and unconsolidated investees has a high degree of inverse correlation with the derivative instruments used to hedge it, when rates go above the option strike rate (when rates are below or are expected to be below, there is no offset). Since ProLogis hedges approximately 50% to 75% of its projected net operating income from its foreign subsidiaries and investees for foreign currency rate fluctuations above the option strike rate, approximately 25% to 50% of the impact to the net earnings of its foreign subsidiaries and investees of an adverse movement in foreign exchange rates would not be offset by derivative instruments.

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
      At December 31, 2004 and 2003, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses and construction costs payable were representative of their fair values due to the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit and short-term borrowings balances outstanding approximate their fair values as of those dates since the interest rates on the lines of credit and short-term borrowings are based on current market rates. At December 31, 2004 and 2003, the fair values of ProLogis’ senior notes, secured debt (including mortgage notes and securitized debt) and assessment bonds have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair values of ProLogis’ senior notes, secured debt and assessment bonds from the carrying values in the table below are the result of differences in the interest rates available to ProLogis at December 31, 2004 and 2003 from the interest rates that were in effect when the debt was issued. The senior notes and many of the secured debt issues contain pre- payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at the lower rates exceed the benefit that would be derived from doing so.
      At December 31, 2004 and 2003, the fair values of ProLogis’ derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers. As ProLogis marks its derivative financial instruments to market, their fair values are the same as their carrying values. The carry value of the foreign currency forward contract is included as other liabilities and the carrying values of the foreign currency put option contracts and the interest rate swap contracts are included as other assets in ProLogis’ Consolidated Balance Sheet.

      The following table reflects the carrying amounts and estimated fair values of ProLogis’ financial instruments as of the periods indicated (in thousands of U.S. dollars):

	December 31,

	2004		2003

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior notes	$1,962,316	$2,140,647	$1,776,789	$1,978,165

Secured debt and assessment bonds:
Mortgage notes and securitized debt	$484,892	$534,560	$506,659	$558,570
Assessment bonds	6,751	7,318	7,753	8,517

Total secured debt and assessment bonds	$491,643	$541,878	$514,412	$567,087

Derivative financial instruments:
Foreign currency put option contracts	$—	$—	$167	$167
Foreign currency forward contract	$—	$—	$(367)	$(367)
Interest rate swap contracts	$(1,101)	$(1,101)	$87	$87

ITEM 8.	Financial Statements and Supplementary Data
      ProLogis’ Consolidated Balance Sheets as of December 31, 2004 and 2003, its Consolidated Statements of Earnings, Shareholders’ Equity and Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2004, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 14 of the Notes to Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

ITEM 9A.	Controls and Procedures
      An evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective as of December 31, 2004 to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2004, there were no significant changes in ProLogis’ internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting
      Management of ProLogis is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
      Under the supervision and with the participation of ProLogis management, including ProLogis’ Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of ProLogis’ internal control over financial reporting was conducted as of December 31, 2004 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this assessment, management determined that, as of December 31, 2004, ProLogis’ internal control over financial reporting was effective.
      On August 4, 2004, ProLogis and certain equity method investees acquired Keystone Property Trust. Consistent with published guidance of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of ProLogis’ internal control over financial reporting as of December 31, 2004, Keystone’s internal control over financial reporting. Total assets and total revenues from the Keystone acquisition that are consolidated represent 3.8% and 0.5% respectively of the related consolidated financial statement amounts of ProLogis and subsidiaries as of and for the year ended December 31, 2004.
      KPMG LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of ProLogis, has issued an attestation report on management’s assessment of internal control over financial reporting which is included in Item 8.

Limitations of the Effectiveness of Controls
      Management’s assessment included an evaluation of the design of ProLogis’ internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. ProLogis’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B. Other Information
      Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
Trustees and Officers
      For information regarding ProLogis’ Trustees and officers, see “Item 1. Business — ProLogis Management — Trustees” and “Item 1. Business — ProLogis Management — Senior Officers.” The other information required by this item is incorporated herein by reference to the description under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement.

ITEM 11.	Executive Compensation
      The information required by this item is incorporated herein by reference to the description under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Trustee Compensation” and “Outside Trustee Plan” in the 2005 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated herein by reference to the description under the caption “Information Relating to Trustees, Nominees and Executive Officers” in the 2005 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated herein by reference to the description under the caption “Certain Relationships and Transactions” in the 2005 Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in the 2005 Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
      The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 90 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the consolidated financial statements and the related notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 191 to 194 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 90 of this report which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders
  ProLogis:
      We have audited the accompanying consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of ProLogis’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ProLogis’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Los Angeles, California
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders
  ProLogis:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that ProLogis maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ProLogis’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of ProLogis’ internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that ProLogis maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ProLogis maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      On August 4, 2004, ProLogis and certain equity method investees acquired Keystone Property Trust. Consistent with published guidance of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of ProLogis’ internal control over financial reporting as of December 31, 2004, Keystone’s internal control over financial reporting. Total assets and total revenues from the Keystone acquisition that are consolidated represent 3.8% and 0.5%, respectively, of the related consolidated financial statement amounts of ProLogis and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of ProLogis also excluded an evaluation of the internal control over financial reporting of Keystone.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Los Angeles, California
March 14, 2005

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2004	2003

ASSETS
Real estate	$6,333,731	$5,854,047
Less accumulated depreciation	989,221	847,221

	5,344,510	5,006,826
Investments in and advances to unconsolidated investees	908,513	677,293
Cash and cash equivalents	236,529	331,503
Accounts and notes receivable	92,015	44,906
Other assets	401,564	306,938
Discontinued operations — assets held for sale	114,668	—

Total assets	$7,097,799	$6,367,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$912,326	$699,468
Short-term borrowing	47,676	—
Senior notes	1,962,316	1,776,789
Secured debt and assessment bonds	491,643	514,412
Accounts payable and accrued expenses	192,332	149,071
Construction costs payable	63,509	26,825
Other liabilities	196,240	104,192
Discontinued operations — assets held for sale	62,991	—

Total liabilities	3,929,033	3,270,757

Minority interest	66,273	37,777
Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at December 31, 2004 and 2003	100,000	100,000
Series D Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2003	—	125,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2004 and 2003	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2004 and 2003	125,000	125,000
Common Shares; $0.01 par value; 185,788,783 shares issued and outstanding at December 31, 2004 and 180,182,615 shares issued and outstanding at December 31, 2003	1,858	1,802
Additional paid-in capital	3,249,576	3,073,959
Accumulated other comprehensive income	194,445	138,235
Distributions in excess of net earnings	(693,386)	(630,064)

Total shareholders’ equity	3,102,493	3,058,932

Total liabilities and shareholders’ equity	$7,097,799	$6,367,466

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002

Revenues:
Rental income, including expense recoveries from customers of $100,974 in 2004, $99,018 in 2003 and $92,442 in 2002	$544,663	$542,840	$539,575
Property management and other property fund fees	50,778	44,184	34,536
Development management fees and other CDFS income	2,698	2,349	4,509

Total revenues	598,139	589,373	578,620

Expenses:
Rental expenses	142,280	135,779	124,629
General and administrative	82,147	65,907	53,893
Depreciation and amortization	172,244	164,291	152,424
Relocation expenses	6,794	—	—
Other expenses	5,519	7,608	4,541

Total expenses	408,984	373,585	335,487

Gains on certain dispositions of CDFS business assets, net:
Net proceeds from dispositions	1,288,665	900,978	941,003
Costs of assets disposed of	1,111,698	774,452	818,739

Total gains, net	176,967	126,526	122,264

Operating income	366,122	342,314	365,397
Income from unconsolidated property funds	42,899	27,265	26,186
Income (losses) from other unconsolidated investees, net	(801)	(12,231)	35,659
Interest expense	(153,334)	(155,475)	(152,958)
Interest and other income	3,007	1,883	2,368

Earnings before minority interest	257,893	203,756	276,652
Minority interest share in earnings	4,875	4,959	5,508

Earnings before certain net gains and net foreign currency exchange gains (expenses/losses)	253,018	198,797	271,144
Gains recognized on dispositions of certain non-CDFS business assets, net	6,072	1,638	6,648
Gains on partial dispositions of investments in property funds	3,328	74,716	—
Foreign currency exchange gains (expenses/losses), net	14,686	(10,587)	(2,031)

Earnings before income taxes	277,104	264,564	275,761
Income tax expense:
Current	24,870	4,759	10,509
Deferred	18,692	10,615	17,660

Total income tax expense	43,562	15,374	28,169

Earnings from continuing operations	233,542	249,190	247,592
Discontinued operations:
Loss attributable to assets held for sale, net	(36,671)	—	—
Assets disposed of in 2004:
Operating income attributable to assets disposed of, net	1,656	1,485	1,289
Gains recognized on dispositions, net:
Non-CDFS business assets	1,549	—	—
CDFS business assets	32,719	—	—

Total gains, net	34,268	—	—

Total discontinued operations	(747)	1,485	1,289

Net earnings	232,795	250,675	248,881
Less preferred share dividends	25,746	30,485	32,715
Less excess of redemption values over carrying values of Preferred Shares redeemed	4,236	7,823	—

Net earnings attributable to Common Shares	$202,813	$212,367	$216,166

Weighted average Common Shares outstanding — Basic	182,226	179,245	177,813

Weighted average Common Shares outstanding — Diluted	191,801	187,222	184,869

Net earnings (loss) attributable to Common Shares per share — Basic:
Continuing operations	$1.12	$1.17	$1.21
Discontinued operations	(0.01)	0.01	0.01

Net earnings attributable to Common Shares per share — Basic	$1.11	$1.18	$1.22

Net earnings (loss) attributable to Common Shares per share — Diluted:
Continuing operations	$1.09	$1.15	$1.19
Discontinued operations	(0.01)	0.01	0.01

Net earnings attributable to Common Shares per share — Diluted	$1.08	$1.16	$1.20

Distributions per Common Share	$1.46	$1.44	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

Common Shares — Number of shares at beginning of year	180,183	178,146	175,888
Issuances of Common Shares under Common Share plans	5,590	2,321	6,391
Repurchases of Common Shares	—	(388)	(4,405)
Conversions of limited partnership units	16	104	272

Common Shares — Number of shares at end of year	185,789	180,183	178,146

Common Shares (par value) at beginning of year	$1,801.8	$1,781.4	$1,758.9
Issuances of Common Shares under Common Share plans	55.9	23.2	63.8
Repurchases of Common Shares	—	(3.8)	(44.0)
Conversions of limited partnership units	0.2	1.0	2.7

Common Shares (par value) at end of year	$1,857.9	$1,801.8	$1,781.4

Preferred Shares at stated liquidation preference at beginning of year	$475,000	$400,000	$400,000
Redemption of Series E Preferred Shares	—	(50,000)	—
Redemption of Series D Preferred Shares	(125,000)	(125,000)	—
Issuance of Series F Preferred Shares	—	125,000	—
Issuance of Series G Preferred Shares	—	125,000	—

Preferred Shares at stated liquidation preference at end of year	$350,000	$475,000	$400,000

Additional paid-in capital at beginning of year	$3,073,959	$3,021,686	$2,961,263
Issuances of Common Shares under Common Share plans	146,726	42,306	146,649
Repurchases of Common Shares	—	(9,715)	(105,158)
Conversions of limited partnership units	869	355	1,491
Excess of redemption values over carrying values of Preferred Shares redeemed	4,236	7,823	—
Cost of issuing Series F Preferred Shares	(173)	(4,197)	—
Cost of issuing Series G Preferred Shares	(300)	(4,036)	—
Sales of share-based compensation awards to unconsolidated investees	—	319	1,003
Cost of share-based compensation awards	24,259	19,418	16,438

Additional paid-in capital at end of year	$3,249,576	$3,073,959	$3,021,686

Employee share purchase notes at beginning of year	$—	$—	$(12,663)
Principal payments on employee share purchase notes	—	—	2,963
Notes retired through Common Share repurchases	—	—	9,700

Employee share purchase notes at end of year	$—	$—	$—

Accumulated other comprehensive income (loss) at beginning of year	$138,235	$35,119	$(65,659)
Foreign currency translation adjustments	63,276	101,157	111,044
Unrealized gains (losses) on derivative contracts, net	(7,066)	1,959	(10,266)

Accumulated other comprehensive income at end of year	$194,445	$138,235	$35,119

Distributions in excess of net earnings at beginning of year	$(630,064)	$(584,244)	$(610,580)
Net earnings	232,795	250,675	248,881
Preferred Share dividends	(25,746)	(30,485)	(32,715)
Excess of redemption values over carrying values of Preferred Shares redeemed	(4,236)	(7,823)	—
Common Share distributions paid	(266,135)	(258,187)	(189,830)

Distributions in excess of net earnings at end of year	$(693,386)	$(630,064)	$(584,244)

Total shareholders’ equity at end of year	$3,102,493	$3,058,932	$2,874,342

Comprehensive income:
Net earnings	$232,795	$250,675	$248,881
Preferred Share dividends	(25,746)	(30,485)	(32,715)
Excess of redemption values over carrying values of Preferred Shares redeemed	(4,236)	(7,823)	—
Foreign currency translation adjustments	63,276	101,157	111,044
Unrealized gains (losses) on derivative contracts, net	(7,066)	1,959	(10,266)

Comprehensive income	$259,023	$315,483	$316,944

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

Operating activities:
Net earnings	$232,795	$250,675	$248,881
Minority interest share in earnings	4,875	4,959	5,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(9,654)	(7,236)	(4,576)
Cost of share-based compensation awards	19,544	15,453	12,369
Depreciation and amortization	174,606	164,969	153,075
Adjustments to income and fees from unconsolidated investees	(43,101)	(14,455)	(65,042)
Amortization of deferred loan costs	5,741	5,892	4,967
Gains recognized on dispositions of non-CDFS business assets, net	(7,621)	(1,638)	(6,648)
Gains on partial dispositions of investments in property funds	(3,328)	(74,716)	—
Adjustments to foreign currency exchange amounts recognized	(10,477)	13,083	14,690
Deferred income tax expense	18,692	10,615	17,660
Impairment charges recognized in discontinued operations	50,582	—	—
(Increase) decrease in accounts and notes receivable and other assets	(68,424)	(62,646)	47,508
Increase (decrease) in accounts payable and accrued expenses and other liabilities	117,102	23,576	(51,157)

Net cash provided by operating activities	481,332	328,531	377,235

Investing activities:
Real estate investments	(1,654,988)	(1,167,925)	(1,100,567)
Tenant improvements and lease commissions on previously leased space	(46,693)	(41,036)	(32,908)
Recurring capital expenditures	(24,561)	(22,789)	(30,600)
Cash payments associated with the Keystone Transaction	(510,560)	—	—
Cash received associated with the Keystone Transaction	177,106	—	—
Proceeds from dispositions of real estate assets	1,405,420	835,172	968,895
Net cash received from unconsolidated investees	25,288	73,270	79,835
Proceeds from the reduction of investment in an unconsolidated investee	—	35,940	—
Proceeds from partial dispositions of investments in property funds	13,209	210,302	—
Proceeds from repayments of notes receivable	—	—	2,250
Adjustments to cash balances resulting from reporting changes	3,284	—	18,527

Net cash used in investing activities	(612,495)	(77,066)	(94,568)

Financing activities:
Net proceeds from sales and issuances of Common Shares under various Common Share plans	146,782	42,329	146,713
Repurchases of Common Shares, net of costs	—	(9,715)	(95,502)
Net proceeds from sales of Preferred Shares	—	241,767	—
Redemptions of Preferred Shares	(125,000)	(175,000)	—
Distributions paid on Common Shares	(266,135)	(258,187)	(252,270)
Distributions paid to minority interest holders	(7,685)	(9,341)	(7,246)
Dividends paid on Preferred Shares	(25,746)	(31,214)	(32,715)
Debt and equity issuance costs paid	(4,507)	(10,426)	(3,165)
Proceeds from issuance of senior notes	420,573	300,000	—
Proceeds from issuance of secured debt	—	31,000	—
Principal payments on senior notes	(278,125)	(153,125)	(40,625)
Principal payments received on employee share purchase notes	—	—	2,963
Net proceeds from lines of credit and short-term borrowings	210,784	75,149	97,011
Regularly scheduled principal payments on secured debt and assessment bonds	(6,042)	(8,787)	(10,308)
Principal payments on secured debt and assessment bonds at maturity and prepayments	(28,298)	(62,844)	(2,473)
Purchases of derivative contracts	(412)	(2,377)	(2,389)
Proceeds from settlement of derivative contracts	—	—	159

Net cash provided by (used in) financing activities	36,189	(30,771)	(199,847)

Net increase (decrease) in cash and cash equivalents	(94,974)	220,694	82,820
Cash and cash equivalents, beginning of year	331,503	110,809	27,989

Cash and cash equivalents, end of year	$236,529	$331,503	$110,809

      See Note 13 for information on non-cash investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
1.     Description of Business:
      ProLogis (collectively with its consolidated subsidiaries and partnerships “ProLogis”) is a publicly held real estate investment trust (“REIT”) that owns (directly or through unconsolidated investees), operates and develops industrial distribution properties in North America, Europe and Asia. ProLogis’ business consists of two reportable business segments: property operations and the corporate distribution facilities services business (“CDFS business”). The property operations segment represents the long-term ownership, management and leasing of industrial distribution properties. The CDFS business segment primarily encompasses ProLogis’ development of industrial distribution properties that are either contributed to an unconsolidated property fund in which ProLogis has an ownership interest and acts as manager, or sold to third parties. Additionally, ProLogis will acquire industrial distribution properties that are generally rehabilitated and/or repositioned in the CDFS business segment prior to being contributed to a property fund. See Note 12.
2.     Summary of Significant Accounting Policies:

Basis of Presentation and Consolidation
      ProLogis and its subsidiaries are included in the accompanying consolidated financial statements and are presented in ProLogis’ functional currency, the U.S. dollar. All entities that ProLogis controls, either through ownership of a majority voting interest, as the primary beneficiary, or otherwise, are consolidated. All material intercompany transactions with consolidated entities have been eliminated.
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
      The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, in January 2003 and revised it in December 2003. ProLogis adopted the revised Interpretation No. 46 (“FIN 46R”) as of January 1, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires that variable interest entities in which ProLogis is the primary beneficiary be presented on a consolidated basis in its financial statements. As a result of adopting FIN 46R on January 1, 2004, ProLogis began consolidating its investments in TCL Holding S.A. (“TCL Holding”), formerly Frigoscandia Holding S.A., and CSI/ Frigo LLC, a company that holds the voting ownership interest in TCL Holding. Through December 31, 2003, ProLogis presented its investments in TCL Holding and CSI/ Frigo LLC under the equity method. ProLogis’ combined effective ownership in these entities was 99.75% at December 31, 2004. The adoption of FIN 46R did not change the presentation of any of ProLogis’ other unconsolidated investments, as these investees are not variable interest entities and ProLogis will continue to present these investments under the equity method. See Note 5. However, an entity in which ProLogis acquired an ownership interest during 2004 is a variable interest entity of which ProLogis is the primary beneficiary. Based on the provisions of FIN 46R, ProLogis has presented this entity on a consolidated basis. See Notes 3 and 8.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
      The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Although these estimates and assumptions are based on current expectations, actual results could differ from those estimates and assumptions.

Reclassifications
      Certain amounts included in ProLogis’ consolidated financial statements for prior years have been reclassified to conform to the 2004 financial statement presentation.

REIT Organization Status
      ProLogis was formed as a Maryland business trust in January 1993 and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, REITs are not generally required to pay federal income taxes if minimum distribution, income, asset and shareholder tests are met. For 2004, 2003 and 2002, ProLogis believes it was in compliance with the REIT requirements of the Code.

Long-Lived Assets

Real Estate Assets
      Real estate assets are carried at cost, which is not in excess of estimated fair value. Costs incurred that are directly associated with the successful acquisition of real estate assets are capitalized as part of the investment basis of the real estate assets. Costs that are associated with unsuccessful acquisition efforts are expensed at the time the acquisition is abandoned. Costs incurred in developing, renovating and rehabilitating real estate assets are capitalized as part of the investment basis of the real estate assets. Costs incurred in making certain other improvements to the real estate assets are also capitalized. However, costs incurred in making repairs to and for maintaining real estate assets are expensed as incurred. Costs associated with in-place leases applicable to properties acquired for long-term investment are estimated and presented as a component of other assets. Further, as applicable, an additional allocation of the acquisition cost is made if the net present value of an acquired lease is favorable or unfavorable to relative market prices and to the extent customer relationships exist.
      ProLogis capitalizes general and administrative costs, primarily payroll and payroll related costs, incurred prior to the acquisition of land parcels and associated with development, renovation, rehabilitation and leasing activities if such costs are incremental and identifiable to a specific activity. During the land development and construction periods of qualifying projects, interest costs and real estate taxes are capitalized. Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are presented as a component of other assets.
      The depreciable portions of real estate assets are charged to expense on a straight-line basis over their respective estimated useful lives. These useful lives are generally seven years for capital improvements, 10 years for standard tenant improvements, 30 years for acquired properties and 40 years for properties developed by ProLogis. Above standard tenant improvements are depreciated over the shorter of the lease term or the estimated useful life. Capitalized leasing costs are amortized over the respective lease term. ProLogis’ average lease term for all leases in effect at December 31, 2004 was between four and five years. ProLogis develops properties in its CDFS business segment with the intent to contribute the properties to

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
property funds in which ProLogis maintains an ownership interest and acts as manager, or to sell the properties to third parties. ProLogis may acquire properties in its CDFS business segment that it intends to rehabilitate and/or reposition prior to contributing the properties to a property fund. ProLogis does not depreciate properties during the period from the completion of the development, rehabilitation or repositioning activities through the date the properties are contributed or sold. See Note 12.
      ProLogis acquired interests in certain real estate assets through the formation of partnerships wherein, in exchange for partnership interests, ProLogis, as the general partner, contributed cash and limited partners contributed real estate assets. In consolidating the partnerships’ assets, the investment bases of the real estate assets includes the estimated fair value attributable to the limited partners’ interests as of the formation dates. Real estate assets acquired as part of a business combination are recognized at their estimated fair value as of the date of the transaction.

Investments in Unconsolidated Investees
      ProLogis’ investments in certain entities are presented under the equity method. The equity method is used when ProLogis has the ability to exercise significant influence over operating and financial policies of the investee but does not have control of the investee. Under the equity method, these investments (including advances to the investee) are initially recognized in the balance sheet at ProLogis’ cost and are subsequently adjusted to reflect ProLogis’ proportionate share of net earnings or losses of each of the investees, distributions received and certain other adjustments, as appropriate. See Note 5.

Goodwill
      At December 31, 2004, the assets of each of ProLogis’ two reportable business segments included goodwill balances that have been recognized as a result of business combinations. Also, ProLogis’ investment in a temperature-controlled distribution entity includes a goodwill balance recognized when this investment was acquired.
      On January 1, 2002, ProLogis adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill is not subject to amortization over its estimated useful life but should be subject to at least an annual assessment for impairment by applying a fair-value-based test. Accordingly, as of January 1, 2002, ProLogis ceased recognizing amortization of recorded goodwill balances. The transitional rules related to the adoption of SFAS No. 142 required ProLogis and its unconsolidated investees to complete an initial assessment of goodwill balances recorded as of the date of adoption, January 1, 2002. No impairment adjustments were required as a result of the initial assessment.

Assets Held for Sale and Discontinued Operations
      Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. The results of operations of the component of the entity that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as outlined in SFAS No. 144, are met. At such time, depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets. The results of operations of assets held for sale are reported as discontinued operations.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, TCL Holding’s temperature-controlled distribution operations in France are classified as held for sale. During 2004, ProLogis recognized an impairment adjustment related to these assets of $50.6 million. See Note 6.
      Properties disposed of to third parties are considered to be discontinued operations unless such properties were developed under a pre-sale agreement. However, properties contributed to property funds in which ProLogis maintains an ownership interest and acts as manager are not considered to be discontinued operations due to ProLogis’ continuing involvement with the properties. Discontinued operations recognized directly by ProLogis’ unconsolidated investees, if any, are not reflected separately from ProLogis’ investment balance or separately from the net earnings or losses of those equity investees.
      In 2004, ProLogis disposed of 20 properties to third parties that were not developed under pre-sale agreements. Accordingly, these properties were classified as discontinued operations and ProLogis has reflected the results of operations of these properties and the net gain recognized upon their disposition as discontinued operations for the three years ended December 31, 2004, 2003 and 2002. In 2003 and 2002, ProLogis disposed of 15 and 13 such properties, respectively. However, the effect of reclassifying the results of operations of these properties to discontinued operations did not have a material effect on ProLogis’ Consolidated Statements of Earnings for either year and, accordingly, these properties were not classified as discontinued operations. See Note 6.
      During the period prior to the contribution or sale of a CDFS business property, but after the completion of CDFS business segment activities (development, rehabilitation or repositioning), ProLogis includes these CDFS business properties in its operating portfolio and reports them as a part of the property operations segment. These assets do not meet the criteria to be classified as held for sale or as discontinued operations. See Note 12.

Impairment of Long-Lived Assets
      In accordance with the provisions of SFAS No. 144, ProLogis and its unconsolidated investees assess the carrying values of their respective long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. SFAS No. 142 requires that goodwill balances be assessed for impairment at least annually. ProLogis and its unconsolidated investees performed an assessment of the goodwill balance recorded in the CDFS business segment at June 30, 2004, of the goodwill balance recorded in the property operations segment at December 31, 2004 and of the goodwill balance related to its investment in a temperature-controlled distribution entity at December 31, 2004. The impairment recognized by ProLogis in 2004 associated with its temperature-controlled distribution net assets that are classified as held for sale reduced the goodwill balance associated with these assets to zero.
      In management’s opinion, long-lived assets, including goodwill, of ProLogis and its unconsolidated investees are not carried at amounts in excess of their fair values at December 31, 2004. Other than the impairment adjustment recognized in 2004 associated with ProLogis’ assets held for sale, of which $18.0 million was associated with goodwill, ProLogis has not recognized any impairment adjustments directly. However, ProLogis did recognize its proportionate share of the total impairment adjustments recognized by its unconsolidated investees in 2003 (ProLogis’ share was $38.3 million) and 2002 (ProLogis’ share was $42.9 million). See Notes 5 and 6.

Cash and Cash Equivalents
      ProLogis considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Minority Interest
      ProLogis recognizes the minority interests in real estate partnerships in which it has a controlling interest at each minority holder’s respective share of the estimated fair value of the real estate as of the date of formation. Minority interest liabilities that have been created or assumed as a part of business combinations are recognized at their estimated fair value as of the date of the transaction. Minority interest liabilities are subsequently adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.
      Certain limited partnership interests issued by ProLogis in connection with the formation of a real estate partnership and as consideration in a business combination are exchangeable into ProLogis’ common shares of beneficial interest (“Common Shares”). Common Shares issued upon exchange of a holder’s minority interest are accounted for at ProLogis’ carrying value of the surrendered minority interest. See Note 8.

Guarantees
      ProLogis applies the provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others as an interpretation to SFAS Nos. 5, 57 and 107 and a rescission of Interpretation No. 34”, which provides that the entity that issues a guarantee must recognize an initial liability for the fair value, or market value, of the obligation that it assumes under the guarantees. The initial recognition and measurement provisions of Interpretation No. 45 were applicable to guarantees issued or modified after December 31, 2002. Interpretation No. 45 also provides disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.
      From time to time, ProLogis enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at December 31, 2004 and ProLogis has assessed a nominal value to the guarantee undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $407.4 million at December 31, 2004 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $6.5 billion at December 31, 2004.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Share Repurchases
      ProLogis recognizes the gross cost of the Common Shares it reacquires in a contra equity account in shareholders’ equity, or treasury stock account. The equity accounts that were credited for the original issuance remain intact. Under Maryland law, shares reacquired must be classified as retired shares that cannot be reissued. Accordingly, ProLogis does not separately reflect a treasury stock account in shareholders’ equity. Rather, the contra equity account is included in the additional paid-in capital balance.

Preferred Share Redemptions
      ProLogis recognizes the excess of the redemption value of cumulative redeemable preferred shares of beneficial interest (“Preferred Shares”) redeemed over their carrying value as a charge to earnings in accordance with FASB — Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” and the clarification issued in July 2003 by the Securities and Exchange Commission (“SEC”) staff.

Costs of Raising Capital
      Costs incurred in connection with the issuance of both Common Shares and Preferred Shares are treated as a reduction to shareholders’ equity. Costs incurred in connection with the issuance or renewal of debt are capitalized in other assets, and amortized over the remaining term of the related debt.

Financial Instruments
      ProLogis accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at their fair value, either as an asset or liability, with an offset to results of operations, or if the derivative instrument qualifies for hedge accounting treatment, to accumulated other comprehensive income,
      In the normal course of business, ProLogis uses certain types of derivative financial instruments for the purpose of foreign currency exchange rate and interest rate risk management. To qualify for hedge accounting treatment, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable. Instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract. Those risk management instruments not meeting these criteria are accounted for at fair value with changes in fair value recognized immediately as a component of results of operations.
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
      ProLogis’ financial instruments, including derivative instruments, are further discussed in Note 17.

Foreign Operations
      The U.S. dollar is the functional currency for ProLogis’ consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico and for certain of ProLogis’ consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for ProLogis’ consolidated

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiaries and unconsolidated investees operating in countries other than the United States and Mexico is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or the country where the entity conducts its operations. The functional currencies of ProLogis’ consolidated subsidiaries and unconsolidated investees include the euro, the Swedish krona, British pound sterling, Hungarian forint, Czech Republic koruna, Polish zloty, Japanese yen, Canadian dollar, Chinese renminbi and Singapore dollar.
      ProLogis’ consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars prior to the consolidation of those subsidiaries’ financial statements into ProLogis’ financial statements. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. ProLogis translates its share of the net earnings or losses of its unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period.
      ProLogis and its consolidated subsidiaries and unconsolidated investees may have transactions, including investments and advances, denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are generally included in ProLogis’ results of operations. Investment balances and certain intercompany advances are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany advances that are deemed to be a permanent source of capital to the subsidiary or investee. Upon the partial or complete sale of the foreign investment or upon complete or substantially complete liquidation of the foreign investment, the gain or loss on the sale or redemption transaction will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income. The amount included in the gain or loss is the portion of the cumulative translation adjustments that is attributable to that particular investment or intercompany advance that has become realized as a result of the transaction, generally when funds are repatriated to the United States. See Note 5.
      Gains or losses are also included in results of operations when transactions with a third party, denominated in a currency other than the entity’s functional currency, are settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transactions were initiated.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net foreign currency exchange gains (expenses/losses) recognized in ProLogis’ results of operations were as follows for the years indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Gains (losses) from remeasurement of third party and certain intercompany debt, net(1)	$11,075	$(10,391)	$(10,267)
Gains from the settlement of third party and certain intercompany debt, net(1)	4,065	2,421	12,421
Transaction gains, net	144	75	238
Derivative financial instruments — put option contracts(2):
Expense associated with contracts expiring during the period	(2,048)	(2,897)	(3,171)
Mark-to-market gains (losses) on outstanding contracts, net	1,450	205	(1,411)
Gains realized at expiration of contracts, net	—	—	159

Totals(3)	$14,686	$(10,587)	$(2,031)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss in the period that the settlement occurs.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and is marked-to-market by ProLogis as of the end of each subsequent reporting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain. See Note 17.

(3)	In 2003, ProLogis recognized a foreign currency exchange gain of $47.9 million as a result of the repatriation to the United States of the cash redemption proceeds that ProLogis received as a result of the partial redemption of its investment in ProLogis European Properties Fund. This gain is included with the total gains on partial dispositions of investments in property funds in ProLogis’ Consolidated Statement of Earnings as allowed under SFAS No. 52 “Foreign Currency Translation.”

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
      Under the terms of the respective leases, some or all of ProLogis’ rental expenses are recovered from its customers. ProLogis reflects amounts recovered from customers as a component of rental income.
      Gains or losses on the dispositions of real estate assets are recorded when the recognition criteria set forth in SFAS No. 66, “Accounting for Sales of Real Estate” have been met, generally at the time title is transferred and ProLogis does not have substantial continuing involvement with the real estate asset sold.
      When ProLogis contributes a property to a property fund in which it has an ownership interest, ProLogis does not recognize a portion of the proceeds in its computation of the gain resulting from the contribution. The amount of the proceeds that cannot be recognized is based on ProLogis’ continuing ownership interest in the

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contributed property that arises due to ProLogis’ ownership interest in the property fund acquiring the property. ProLogis defers this portion of the proceeds by recognizing a reduction to its investment in the applicable property fund. ProLogis adjusts its proportionate share of the net earnings or losses that it recognizes under the equity method from the property funds in future periods to reflect the property fund’s recorded depreciation expense as if it were computed on ProLogis’ lower basis in the contributed properties rather than on the property fund’s basis. If a loss is computed when a property is contributed to a property fund, the entire loss is recognized.
      When a property that ProLogis originally contributed to a property fund is sold to a third party, ProLogis recognizes as income the amount of the gain that it had previously deferred at the time the third party sale occurs. Further, during periods when ProLogis’ ownership interest in a property fund decreases, ProLogis will recognize a portion of the gains that were previously deferred to coincide with its new ownership interest in the property fund. If ProLogis receives non-monetary consideration, other than an ownership interest in the acquiring entity, as part of the proceeds from a property disposition, ProLogis does not recognize that portion of the proceeds.

Rental Expenses
      Rental expenses primarily include the cost of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes.

Relocation Expenses
      ProLogis is relocating its information technology and corporate accounting functions from El Paso, Texas to Denver, Colorado and its Denver-based employees to a new corporate headquarters. The relocation from El Paso will be completed in the first quarter of 2005 and the relocation to the new corporate headquarters, which is located in Denver and is currently under development, is expected to be completed by the end of 2005.
      For the year ended December 31, 2004, ProLogis recognized total relocation expenses of $6.8 million, including $2.6 million of employee termination benefits recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, $1.8 million of accelerated depreciation associated with non-real estate assets whose useful life has been shortened due to the relocation plans and $2.4 million of costs associated with the hiring and training of new personnel and other costs, including travel and temporary facility costs. ProLogis expects that the cost of its relocation activities to be expensed in 2005 will be between $6 million and $8 million.

Income Taxes
      ProLogis is a REIT for federal income tax purposes and is not generally required to pay federal income taxes if it meets the REIT requirements of the Code. Also, ProLogis’ subsidiaries that meet the requirements of the Code to be qualified REIT subsidiaries are generally not required to pay federal income taxes. However, ProLogis must recognize income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” for its subsidiaries that are not qualified REIT subsidiaries and in certain states in which ProLogis operates. Also, the foreign countries where ProLogis has operations do not necessarily recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes, as necessary.
      SFAS No. 109 requires that interperiod income tax allocation be based on the asset and liability method. Accordingly, ProLogis has recognized the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods. At December 31, 2004 and 2003, ProLogis recognized net deferred income tax liabilities of $29.9 million and $10.0 million, respectively, including $19.7 million at December 31, 2004 and $3.6 million at December 31,

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 that have been recognized pursuant to indemnification agreements with two of ProLogis’ property funds. See Note 5.

Share-Based Compensation
      ProLogis recognizes the costs of its share-based compensation plans under the provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” that allows ProLogis to continue to account for these plans using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, if the exercise price of the share option granted equals or exceeds the market price of the underlying share on the date of grant, no compensation expense is recognized. SFAS No. 123 requires that the fair value of the share options granted be recognized as compensation expense, regardless of the relationship of the exercise price to the market price. ProLogis grants share options to employees and members of its Board of Trustees (the “Board”) that have an exercise price that is equal to the average of the high and low market prices on the day the options are granted. Therefore, no compensation expense is recognized. ProLogis does recognize compensation expense if the terms of the share options or other instruments awarded are changed in such a manner that the variable accounting rules as provided in APB No. 25 become applicable.
      Had compensation expense been recognized by ProLogis for the years ended December 31, 2004, 2003 and 2002 using an option valuation model as provided in SFAS No. 123, ProLogis’ net earnings attributable to Common Shares and net earnings attributable to Common Shares per share for these years would have changed as follows (in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net earnings attributable to Common Shares:
As reported	$202,813	$212,367	$216,166
Pro forma	197,799	208,218	210,385
Net earnings attributable to Common Shares per share:
As reported — Basic	$1.11	$1.18	$1.22
As reported — Diluted	1.08	1.16	1.20
Pro forma — Basic	1.09	1.16	1.18
Pro forma — Diluted	1.06	1.14	1.17
      Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation expense presented above may not be representative of compensation cost to be expected in future years.
      The pro forma amounts above were calculated using the Black-Scholes model to value the option grants with the following assumptions:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	3.82%	3.53%	3.04%
Forecasted dividend yield	4.27%	4.18%	5.68%
Volatility	20.52%	20.14%	20.55%
Weighted average option life	6.25 years	6.25 years	6.25 years
      On December 16, 2004, the FASB issued SFAS No. 123R, “Share Based Payment” which requires ProLogis and other public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date. The cost of these awards will

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. In addition, a public company will measure the cost of employee services received in exchange for an award of liability instruments at its initial fair value, which will subsequently be remeasured at each reporting period. Changes in fair value during the service period will be recognized as compensation expense over that period. SFAS No. 123R is effective for ProLogis beginning in the third quarter of 2005, however, early adoption is allowed. ProLogis is currently evaluating the impact the adoption of SFAS No. 123R will have on its financial position and its results of operations.

3.	Keystone Transaction:
      On May 3, 2004, ProLogis and affiliates of four investment funds managed by Eaton Vance Management (the “Fund Affiliates”) established five property funds (the “Acquiring Property Funds” and also referred to by ProLogis as ProLogis North American Properties Funds VI, VII, VIII, IX and X — see Note 5). ProLogis has a 20% ownership interest in each of the Acquiring Property Funds with the remainder owned by the Fund Affiliates. Also on May 3, 2004, ProLogis and the Acquiring Property Funds entered into an agreement to acquire the outstanding equity of Keystone Property Trust (“Keystone”), a publicly traded REIT, and the operating units of Keystone Operating Partnership, L.P., a subsidiary of Keystone (the “Keystone Transaction”). Keystone owned and leased industrial distribution properties located in New Jersey, Pennsylvania, Indiana, Florida, South Carolina and Ohio. The acquisition of Keystone by ProLogis and the Acquiring Property Funds was approved by Keystone’s shareholders on July 30, 2004 and was closed on August 4, 2004. Prior to the closing of the Keystone Transaction, ProLogis contributed 21 operating properties aggregating 3.0 million square feet to the Acquiring Property Funds. Total proceeds from these contributions, which were completed on June 30, 2004, were $127.4 million. See Note 5.
      At closing, ProLogis and the Acquiring Property Funds paid $23.80 per Keystone common share outstanding and retired approximately $567 million of Keystone’s outstanding debt. On September 3, 2004, ProLogis and the Acquiring Property Funds paid a cash liquidation distribution of approximately $125 million, including accrued dividends, to the holders of the outstanding preferred shares of Keystone, and Keystone was liquidated. Including these payments, assumed liabilities (including the issuance of limited partnership units to certain of Keystone’s limited partners) and estimated transaction costs, the total consideration for the Keystone Transaction was approximately $1.7 billion. ProLogis’ share of the total consideration was approximately $579 million, including its investment in the Acquiring Property Funds of approximately $279 million and its direct acquisition of certain assets and its direct assumption of certain liabilities aggregating on a net basis approximately $300 million.
      ProLogis’ direct acquisition, completed through a limited partnership in which limited partnership units were issued, included:

•	nine operating properties aggregating 2.3 million square feet, one 0.8 million square foot property under development, 14 acres of land and land option rights, valued on a combined basis at approximately $145 million;

•	ownership interests in two unconsolidated property funds (20% interest in each) that own on a combined basis 7.7 million square feet of operating properties that were valued at approximately $102 million (including the proportionate assumption of approximately $26 million of secured debt of the property funds);

•	ownership interests in two unconsolidated CDFS business joint ventures (50% interest in each); one entity owns a recently completed 0.8 million square foot operating property and one entity in the planning stage for the development of a 0.8 million square foot property that were valued on a combined basis at approximately $15 million (including the proportionate assumption of approximately $6 million of secured debt);

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a preferred equity interest in an unconsolidated entity that owns office properties that was valued at approximately $21 million; and

•	certain other assets, net of certain other liabilities that were valued at approximately $7 million.
      In addition to the net assets acquired through the limited partnership, ProLogis, through its wholly owned subsidiary ProLogis Logistics, directly acquired an interest in a management company owned by Keystone. The management company has the contractual rights to earn fees for providing property management and other services to the unconsolidated entities directly acquired by ProLogis through the limited partnership. These contractual rights were valued at approximately $13 million, of which approximately $10 million is attributable to ProLogis’ ownership interest. The management company is a variable interest entity, as defined in FIN 46R. Accordingly, ProLogis, as the primary beneficiary, presents the management company on a consolidated basis in its financial statements. The total value of the contractual rights is reflected as a part of other assets and the Acquiring Property Funds’ portion of these rights, approximately $3 million, is reflected as a minority interest liability. See Note 8.
      ProLogis’ share of the total consideration of approximately $579 million was funded through:

•	the issuance of approximately 879,000 limited partnership units that are redeemable for cash or, at ProLogis’ election, into one share of Common Shares; valued at approximately $30 million;

•	the direct assumption of secured debt, valued at approximately $13 million;

•	the indirect assumption of secured debt of unconsolidated investees, valued at approximately $32 million; and

•	cash of approximately $504 million, including approximately $177 million that was funded on a short-term basis at closing pending the completion of long-term, secured financing arrangements by the Acquiring Property Funds.
      In addition, both ProLogis and the Fund Affiliates advanced cash to the Acquiring Property Funds to meet their initial working capital and liquidity requirements, of which ProLogis’ share was approximately $6 million.
      The allocation of the total consideration to the net assets acquired in the Keystone Transaction is based on a preliminary assessment and is subject to change as additional information becomes available.
      The Acquiring Property Funds completed secured financing arrangements in the fourth quarter of 2004. The total proceeds from these financing arrangements of approximately $892 million were returned to the Fund Affiliates (approximately $715 million) and ProLogis (approximately $177 million). On a combined basis, the financing arrangements have an average term of eight years and provide for an average annual interest rate of 5.48%. The Acquiring Property Funds entered into interest rate swap agreements to hedge a portion of the future interest payments associated with these financing arrangements. These interest rate swap agreements qualified for hedge accounting treatment. Certain of the interest rate swap agreements were subject to an indemnification agreement between the Acquiring Property Funds and ProLogis that obligated ProLogis to make any settlement payments that became due and, alternatively, entitled ProLogis to receive any settlement proceeds that were paid. The indemnification agreement relates to interest swap agreements with an aggregate notional amount of $185.2 million, originally estimated to be the amount of the financing arrangements to be incurred by the Acquiring Property Funds attributable to ProLogis’ 20% ownership interest. Upon settlement of the swap agreements in June and July 2004, ProLogis’ proportionate share of the net payment was $1.2 million, which ProLogis paid to the counterparties under the indemnification agreement. The portion of this payment attributable to each of the Acquiring Property Funds has been included in ProLogis’ investment basis and will be amortized to ProLogis’ share of the earnings or losses of the respective property fund over the term of the associated debt.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Real Estate:

Real Estate Assets
      Real estate assets directly owned by ProLogis consist of income producing industrial distribution properties, industrial distribution properties under development and land held for future development of industrial distribution properties. ProLogis’ real estate assets, presented at cost, include the following as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2004	2003

Operating properties(1):
Improved land	$816,943	$815,606
Buildings and improvements	4,240,265	4,053,189

	5,057,208	4,868,795

Properties under development (including cost of land)(2)(3)	575,703	404,581
Land held for development(4)	597,829	511,163
Other investments(5)	102,991	69,508

Total real estate assets	6,333,731	5,854,047
Less accumulated depreciation	989,221	847,221

Net real estate assets	$5,344,510	$5,006,826

(1)	At December 31, 2004 and 2003, ProLogis had 1,228 and 1,252 operating properties, respectively, consisting of 133.6 million and 133.1 million square feet, respectively.

(2)	Properties under development consist of 58 buildings aggregating 15.1 million square feet at December 31, 2004 and 27 buildings aggregating 9.8 million square feet at December 31, 2003.

(3)	In addition to the construction costs payable balance of $63.5 million at December 31, 2004, ProLogis had aggregate unfunded commitments on its contracts for properties under development of $508.9 million at December 31, 2004.

(4)	Land held for future development consisted of 2,991 acres at December 31, 2004 and 2,706 acres at December 31, 2003.

(5)	Other investments include: (i) earnest money deposits associated with potential acquisitions; (ii) costs incurred during the pre-acquisition due diligence process; and (iii) costs incurred during the pre-construction phase related to future development projects.
      ProLogis’ directly owned real estate assets are located in North America (United States, Mexico and Canada), Europe (France, United Kingdom, Poland, Netherlands, Italy, Germany, Spain, Czech Republic, Sweden, Hungary and Belgium) and in Asia (Japan, China and Singapore). No individual market in any country, as defined by ProLogis and presented in Item 2 of its 2004 Annual Report on Form 10-K, represents more than 10% of ProLogis’ total real estate assets, before depreciation.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Lease Agreements
      ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At December 31, 2004, minimum lease payments on leases with lease periods greater than one year for space in ProLogis’ directly owned properties during each of the years in the five-year period ending December 31, 2009 and thereafter are as follows (in thousands of U.S. dollars):

2005	$388,019
2006	300,902
2007	230,046
2008	171,817
2009	112,031
2010 and thereafter	223,063

$1,425,878

      For ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.35% and 15.6%, respectively, of ProLogis’ annualized collected base rents at December 31, 2004.

5.	Unconsolidated Investees:

Summary of Investments and Income
      Since 1997, ProLogis has invested in various entities in which its ownership interest is less than 100% and in which it does not have control as defined under GAAP. Accordingly, these investments are presented under the equity method in ProLogis’ Consolidated Financial Statements. Certain of these investments were originally structured such that ProLogis’ ownership interest would allow ProLogis to continue to comply with the requirements of the Code to qualify as a REIT. However, with respect to ProLogis’ investments in property funds, having an ownership interest of 50% or less is part of ProLogis’ business strategy. This property fund strategy allows ProLogis to realize, for financial reporting purposes, a portion of the profits from its development activities, raise private equity capital or issue private debt instruments, generate fee income, provide liquidity to fund its future development activities, all the while allowing ProLogis to maintain a long-term ownership interest in its developed properties.
      ProLogis’ investments in entities that were accounted for under the equity method are summarized by type of investee as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2004	2003

Property funds	$839,675	$548,243
CDFS business investees	40,487	12,734
Temperature-controlled distribution investees(1)	5,152	113,830
Other investees	23,199	2,486

Totals	$908,513	$677,293

(1)	As of January 1, 2004, ProLogis began presenting its investments in TCL Holding and CSI/ Frigo LLC on a consolidated basis as a result of adopting FIN 46R. See Note 2.
      ProLogis recognizes income or losses from its investments in its unconsolidated investees consisting of its proportionate share of the net earnings or losses of these investees recognized under the equity method and interest income on advances made to these investees, if any. Further, ProLogis earns fees for providing services

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the property funds. The amounts recognized by ProLogis from its investments in unconsolidated investees are summarized as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Equity in earnings (loss) (including interest income):
Property funds	$42,899	$27,265	$26,186
CDFS business investees	189	730	30,082
Temperature-controlled distribution investees(1)	(515)	(13,013)	7,072
Other investees	(475)	52	(1,495)

Totals	$42,098	$15,034	$61,845

Fees earned:
Property funds	$50,778	$44,184	$34,536

(1)	As of January 1, 2004, ProLogis began presenting its investments in TCL Holding and CSI/ Frigo LLC on a consolidated basis as a result of adopting FIN 46R. See Note 2.

Property Funds
      Contributions of developed properties to a property fund allow ProLogis to realize, for financial reporting purposes, a portion of the profits from its development activities while at the same time allowing ProLogis to maintain a long-term ownership interest in its developed properties. This business strategy also provides liquidity to fund ProLogis’ future development activities and generates fee income to ProLogis. ProLogis has investments in 15 property funds (13 of which were formed by ProLogis). ProLogis’ ownership interests in these property funds ranged from 11.5 to 50.0% at December 31, 2004. The property funds formed by ProLogis own operating properties that have generally been contributed to them by ProLogis, although certain of the property funds have also acquired properties from third parties, including properties acquired as part of the Keystone Transaction. Interests in two property funds were acquired by ProLogis as part of the Keystone Transaction (See Note 3 for a discussion of the Keystone Transaction). In most cases, ProLogis receives ownership interests in the property funds as part of the proceeds generated by the contributions of properties to the property funds. ProLogis recognizes its proportionate share of the earnings or losses of each property fund under the equity method. ProLogis earns fees for acting as the manager of each of the property funds and may earn additional fees by providing other services to certain of the property funds including, but not limited to, acquisition, development and leasing activities performed on their behalf.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      ProLogis’ investments in the 15 property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2004	2003

ProLogis California(1)	$117,579	$117,529
ProLogis North American Properties Fund I(2)	35,707	38,342
ProLogis North American Properties Fund II(3)	5,864	5,853
ProLogis North American Properties Fund III(4)	4,908	5,506
ProLogis North American Properties Fund IV(5)	3,022	3,425
ProLogis North American Properties Fund V(6)	65,878	56,965
ProLogis North American Properties Fund VI(7)	45,721	—
ProLogis North American Properties Fund VII(7)	34,861	—
ProLogis North American Properties Fund VIII(7)	18,032	—
ProLogis North American Properties Fund IX(7)	16,409	—
ProLogis North American Properties Fund X(7)	17,876	—
ProLogis North American Properties Fund XI(8)	35,886	—
ProLogis North American Properties Fund XII(9)	41,401	—
ProLogis European Properties Fund(10)	321,548	267,757
ProLogis Japan Properties Fund(11)	74,983	52,866

Totals	$839,675	$548,243

      ProLogis’ investments in the property funds at December 31, 2004 consisted of the following components (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	North	North
		American	American	American	American	American	American	American
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Fund VI(7)	Fund VII(7)

Equity interest	$199.8	$54.3	$14.4	$12.1	$8.4	$72.4	$44.5	$33.7
Distributions	(110.8)	(24.0)	(6.1)	(4.1)	(3.8)	(27.7)	(0.5)	(0.4)
ProLogis’ share of the net earnings of the property fund, excluding fees earned by ProLogis	54.4	10.9	3.0	1.4	1.9	10.9	0.6	0.4

Subtotals	143.4	41.2	11.3	9.4	6.5	55.6	44.6	33.7
Adjustments to carrying value(12)	(28.1)	(8.3)	(6.8)	(5.5)	(4.3)	(17.8)	(0.9)	(0.4)
Other, net(13)	2.1	2.5	1.2	0.8	0.7	4.7	0.8	0.7

Subtotals	117.4	35.4	5.7	4.7	2.9	42.5	44.5	34.0
Other receivables	0.2	0.3	0.2	0.2	0.1	23.4	1.2	0.9

Totals	$117.6	$35.7	$5.9	$4.9	$3.0	$65.9	$45.7	$34.9

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
	North	North	North	North	North	ProLogis	ProLogis	All
	American	American	American	American	American	European	Japan	Property
	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Funds
	Fund VIII(7)	Fund IX(7)	Fund X(7)	Fund XI(8)	Fund XII(9)	Fund(10)	Fund(11)	Combined

Equity interest	$17.3	$16.0	$17.8	$36.4	$39.2	$351.5	$41.0	$958.8
Distributions	(0.2)	(0.2)	(0.2)	(1.0)	(0.7)	(77.9)	(1.7)	(259.3)
ProLogis’ share of the net earnings of the property fund, excluding fees earned by ProLogis	0.5	0.2	0.5	0.4	0.5	27.5	5.6	118.7

Subtotals	17.6	16.0	18.1	35.8	39.0	301.1	44.9	818.2
Adjustments to carrying value(12)	(0.5)	(0.2)	(0.5)	—	—	(90.8)	(17.0)	(181.1)
Other, net(13)	0.3	—	(0.1)	—	—	92.6	7.1	113.4

Subtotals	17.4	15.8	17.5	35.8	39.0	302.9	35.0	750.5
Other receivables	0.6	0.6	0.4	0.1	2.4	18.6	40.0	89.2

Totals	$18.0	$16.4	$17.9	$35.9	$41.4	$321.5	$75.0	$839.7

      ProLogis’ proportionate share of the net earnings or losses of each of the property funds recognized under the equity method, interest income on advances to the property funds, if any, and fees earned for services provided to the property funds were as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

ProLogis California(1)	$15,971	$14,229	$14,379
ProLogis North American Properties Fund I(2)	4,768	5,177	5,997
ProLogis North American Properties Fund II(3)	3,287	2,381	3,645
ProLogis North American Properties Fund III(4)	2,452	2,827	2,779
ProLogis North American Properties Fund IV(5)	1,913	1,924	1,977
ProLogis North American Properties Fund V(6)	13,049	12,500	7,544
ProLogis North American Properties Fund VI(7)	1,489	—	—
ProLogis North American Properties Fund VII(7)	1,052	—	—
ProLogis North American Properties Fund VIII(7)	849	—	—
ProLogis North American Properties Fund IX(7)	603	—	—
ProLogis North American Properties Fund X(7)	975	—	—
ProLogis North American Properties Fund XI(8)	816	—	—
ProLogis North American Properties Fund XII(9)	813	—	—
ProLogis European Properties Fund(10)	37,886	30,190	24,162
ProLogis Japan Properties Fund(11)	7,754	2,221	239

Totals	$93,677	$71,449	$60,722

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Members are ProLogis (50%) and New York State Common Retirement Fund (50%);

•	Owned 81 properties aggregating 14.2 million square feet at December 31, 2004;

•	Acquired four properties aggregating 1.5 million square feet (two properties aggregating 1.2 million square feet were acquired from ProLogis) and disposed of two properties aggregating 0.3 million square feet during the year ended December 31, 2004;

•	All but three of the properties owned were contributed by ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles/ Orange County market;

•	ProLogis California has the right of first offer with respect to properties that ProLogis develops, excluding properties developed under build to suit lease agreements, in certain counties included in ProLogis’ Los Angeles/ Orange County market; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $3.4 million, $3.3 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
  (2) ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 30, 2000;

•	Members are ProLogis (41.3%) and State Teachers’ Retirement Board of Ohio (58.7%);

•	Owned 36 properties aggregating 9.4 million square feet at December 31, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 17 markets in the United States;

•	ProLogis’ ownership interest has been 41.3% since January 15, 2001; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $2.3 million $2.2 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.
  (3) ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Partners are ProLogis (20%) and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”) (80%);

•	Owned 27 properties aggregating 4.5 million square feet at December 31, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 13 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $2.3 million, $1.9 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
  (4) ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Partners are ProLogis (20%) and an affiliate of First Islamic Bank (80%);

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Owned 34 properties aggregating 4.4 million square feet at December 31, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 15 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $2.2 million, $2.1 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.
  (5) ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Partners are ProLogis (20%) and an affiliate of First Islamic Bank (80%);

•	Owned 17 properties aggregating 3.5 million square feet at December 31, 2004;

•	All properties were contributed by ProLogis;

•	Properties are located in 10 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $1.2 million, $1.4 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.
  (6) ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests (direct and indirect) of the ProLogis-Macquarie Fund at December 31, 2004 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia, and Macquarie Bank Limited (“Macquarie Bank”);

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 85.8% at December 31, 2004 through its 96.3% weighted ownership interest in two entities that collectively owned 89.1% of the ProLogis-Macquarie Fund. MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 83.1% at December 31, 2003 and 79.7% at December 31, 2002;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 11.5% at December 31, 2004 based on its 10.9% direct ownership interest in the ProLogis-Macquarie Fund and its 0.7% ownership interest in two entities that collectively own 89.1% of the ProLogis-Macquarie Fund. ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.0% at December 31, 2003 and 16.1% at December 31, 2002;

•	Macquarie Bank’s effective ownership interest in the ProLogis-Macquarie Fund was 2.7% at December 31, 2004 based on its 3.0% ownership interest in two entities that collectively own 89.1% of the ProLogis-Macquarie Fund. Macquarie Bank’s effective ownership interest was 2.9% at December 31, 2003 and 4.2% at December 31, 2002;

•	ProLogis and a United States subsidiary of Macquarie Bank each have a 50% ownership interest in a company that was formed to act as manager of the ProLogis-Macquarie Fund;

•	ProLogis refers to the combined entities in which it has ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interest in this property fund has ranged from 11.4% to 16.9% since the property fund’s inception;

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	ProLogis reduced its ownership interest in the ProLogis-Macquarie Fund in June 2004 by exchanging a portion of its investment into units of MPR as allowed under certain formation agreements. Upon receipt of the units of MPR, ProLogis sold them in the public market. The sale generated net proceeds of $13.2 million. ProLogis recognized a net gain on the disposition of the investment of $3.3 million;

•	Owned 119 properties aggregating 28.3 million square feet at December 31, 2004 (including 25 properties aggregating 4.9 million square feet that have been contributed by ProLogis during 2004);

•	Acquired seven properties aggregating 2.7 million square feet from third parties during 2004;

•	All but seven of the properties owned were contributed by ProLogis;

•	Properties are located in 24 markets in the United States and four markets in Mexico;

•	At December 31, 2004, ProLogis had guaranteed $68.8 million of borrowings of ProLogis North American Properties Fund V. ProLogis provided this guarantee on short-term borrowings of the property fund associated with the acquisition of properties from ProLogis. In February 2005, ProLogis North American Properties Fund V repaid $29.4 million of the guaranteed borrowings with proceeds from a secured debt financing that is not guaranteed by ProLogis. The remaining $39.4 million of guaranteed borrowings mature in April 2005 and ProLogis expects that these borrowings will be repaid with the proceeds from a secured debt financing that will not be guaranteed by ProLogis;

•	ProLogis North American Properties Fund V has the right of first offer to all of ProLogis’ stabilized development properties that ProLogis desires to sell in North America (except those properties that are subject to an agreement with ProLogis California) through the end of 2005. Properties subject to the right of first offer must meet certain specified criteria, including leasing criteria. ProLogis cannot predict the extent to which ProLogis North American Properties Fund V will have funds available to continue to acquire properties from ProLogis during 2005. Should ProLogis North American Properties Fund V choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, its rights under the agreement will terminate; and

•	Fees and other income recognized by ProLogis were (in millions of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Property and asset management, leasing and other fees	$6.0	$4.6	$1.6
Acquisition fees	1.2	1.0	—
Debt placement fees	0.3	1.3	0.7
Fund formation fees	—	—	2.5
Other(a)	—	1.6	2.0

Totals	$7.5	$8.5	$6.8

(a)	Consists of income earned based on certain performance criteria of the property fund.

(7)	These property funds, originally formed on May 3, 2004 to acquire properties as part of the Keystone Transaction described in Note 3, each began operations on June 30, 2004 when ProLogis contributed properties to each property fund. The remainder of the properties were acquired as part of the Keystone Transaction (see Note 3). The ownership interests in each property fund are held by ProLogis (20%) and an affiliate of an investment fund managed by Eaton Vance Management (80%). ProLogis earns

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees for providing property management, asset management, leasing and certain other services to the property funds. Other information about these property funds is as follows:

			Number of	Fees Earned
	Number of		United States	By ProLogis
	Properties	Square Feet	Markets	In 2004

ProLogis North America Properties Fund VI(a)	22	8.6 million	8	$0.8 million
ProLogis North America Properties Fund VII(b)	29	6.1 million	9	$0.7 million
ProLogis North America Properties Fund VIII(c)	24	3.1 million	10	$0.4 million
ProLogis North America Properties Fund IX(d)	21	3.5 million	8	$0.4 million
ProLogis North America Properties Fund X(e)	29	4.2 million	11	$0.5 million

Totals	125	25.5 million		$2.8 million

(a)	Includes five properties aggregating 1.1 million square feet contributed by ProLogis on June 30, 2004.

(b)	Includes four properties aggregating 0.6 million square feet contributed by ProLogis on June 30, 2004.

(c)	Includes four properties aggregating 0.4 million square feet contributed by ProLogis on June 30, 2004.

(d)	Includes three properties aggregating 0.3 million square feet contributed by ProLogis on June 30, 2004.

(e)	Includes five properties aggregating 0.6 million square feet contributed by ProLogis on June 30, 2004.

(8)	ProLogis North American Properties Fund XI:

•	Ownership interest in existing property fund acquired by ProLogis on August 4, 2004 as part of the Keystone Transaction (see Note 3);

•	Partners are ProLogis (20%) and AFL-CIO Building Investment Trust (80%);

•	Owned 14 properties aggregating 4.3 million square feet at December 31, 2004;

•	Properties are located in three markets in the United States; and

•	Property management fees recognized by ProLogis were $0.4 million for the period ended December 31, 2004.

(9)	ProLogis North American Properties Fund XII:

•	Ownership interest in existing property fund acquired by ProLogis on August 4, 2004 as part of the Keystone Transaction (see Note 3);

•	Partners are ProLogis (20%) and CalEast Industrial Investors, LLC (80%);

•	Owned 12 properties aggregating 3.4 million square feet at December 31, 2004;

•	Properties are located in two New Jersey markets; and

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Property management fees recognized by ProLogis were $0.4 million for the period ended December 31, 2004.

(10)	ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 21 third parties, primarily institutional investors, own units in the property fund. ProLogis European Properties Fund has equity commitments from nine investors through subscription agreements aggregating 636.6 million euro (the currency equivalent of approximately $844.4 million at December 31, 2004) of which 373.3 million euro (the currency equivalent of approximately $495.1 million at December 31, 2004) was unfunded at December 31, 2004. The subscription agreements expire on August 29, 2006;

•	At December 31, 2004, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $179.6 million as of December 31, 2004) through September 15, 2009;

•	Owned 230 properties aggregating 47.9 million square feet at December 31, 2004 (including 32 properties aggregating 7.2 million square feet that were contributed by ProLogis during 2004);

•	Acquired a 0.2 million square foot property from a third party during 2004;

•	Properties owned at December 31, 2004 have been contributed by ProLogis (184 properties, 36.7 million square feet) and acquired from third parties (46 properties, 11.2 million square feet);

•	Properties are located in 26 markets in 11 countries in Europe;

•	ProLogis is committed to offer to contribute all of its stabilized development properties in specified markets in Europe through September 2019 to ProLogis European Properties Fund. ProLogis European Properties Fund is committed to acquire such properties, subject to the property meeting certain specified criteria, including leasing criteria, and having available capital;

•	ProLogis’ ownership interest was 21.8%, 21.9% and 29.6% at December 31, 2004, 2003 and 2002, respectively; and

•	Property management, asset management and other fees recognized by ProLogis were $25.3 million, $23.8 million and $16.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(11)	PLD/RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis (20%) and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”) (80%);

•	The total capital commitment by the real estate investment subsidiary of GIC to the property fund is $300.0 million, of which $135.6 million was unfunded at December 31, 2004;

•	Owned 13 properties aggregating 3.9 million square feet at December 31, 2004 (including three properties aggregating 1.2 million square feet that were contributed by ProLogis during 2004);

•	Acquired five properties aggregating 1.1 million square feet from third parties during 2004;

•	Seven of the 13 properties owned by the property fund were contributed by ProLogis;

•	Properties are located in three markets in Japan;

•	ProLogis is committed to offer to contribute all of its stabilized development properties in Japan through June 2006 to ProLogis Japan Properties Fund. ProLogis Japan Properties Fund is committed

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to acquire such properties, subject to the property meeting certain specified criteria, including leasing criteria, and having available capital; and

•	Property management and asset management fees recognized by ProLogis were $2.9 million, $0.8 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(12)	Under GAAP, a portion of the proceeds resulting from ProLogis’ contribution of a property to a property fund is deferred due to ProLogis’ continuing ownership in the property fund that acquires the property. The amount of the proceeds that ProLogis is unable to recognize in computing the gain on the contribution is recorded as a reduction to ProLogis’ balance sheet investment in the property fund that acquires the property. The proceeds that have not been recognized are eventually recognized when ProLogis adjusts its proportionate share of the earnings or loss of the property fund, recognized under the equity method, to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the contributed property. The proceeds not recognized are eventually recognized in results of operations by ProLogis if the property fund disposes of a property to a third party that was originally contributed to the property fund by ProLogis. ProLogis also recognizes gains associated with the previously deferred proceeds in amounts proportionate to reductions in its ownership interest in the property fund after the contribution is made. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

(13)	Includes costs associated with ProLogis’ investment in the property fund, ProLogis’ proportionate share of the accumulated other comprehensive income or loss recognized by ProLogis European Properties Fund (cumulative translation adjustments and hedge accounting adjustments) and ProLogis Japan Properties Fund (cumulative translation adjustments) and settlement amounts either paid or received associated with the interest rate swap agreements and a related indemnification agreement between ProLogis and ProLogis North American Properties Funds VI through X (see Note 3).
      In August 2003, ProLogis entered into an indemnification agreement with ProLogis European Properties Fund whereby ProLogis would indemnify ProLogis European Properties Fund for certain future capital gains tax liabilities that could be incurred by ProLogis European Properties Fund. The indemnification agreement applies to properties that ProLogis contributed to ProLogis European Properties Fund after March 31, 2003. ProLogis’ contributions to ProLogis European Properties Fund are primarily structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability associated with the step up in the value of the underlying real estate assets is deferred and transferred to ProLogis European Properties Fund at contribution. ProLogis has indemnified ProLogis European Properties Fund to the extent that ProLogis European Properties Fund: (i) incurs capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) is required to grant a discount to the buyer of shares under a share transfer transaction as a result of ProLogis European Properties Fund transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. Further, if an initial public offering of units in ProLogis European Properties Fund is undertaken, ProLogis has indemnified the unit holders of ProLogis European Properties Fund in the event the unit holders are required to accept a discount to the value of their units because the capital gain tax liability is being transferred to the holders of units in the new public entity. The agreement limits the amount that is subject to ProLogis’ indemnification to 100% of the actual capital gains tax liability that is deferred and transferred by ProLogis to ProLogis European Properties Fund at the time of the initial contribution. Pursuant to the indemnification agreements, ProLogis has recognized a deferred income tax liability of $15.7 million associated with the contributions of 46 properties to ProLogis European Properties Fund during the period from April 1, 2003 to December 31, 2004.
      In June 2004, ProLogis entered into an indemnification agreement with ProLogis North American Properties Fund V whereby ProLogis would indemnify ProLogis North American Properties Fund V for

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain future capital gains tax liabilities that could be incurred by ProLogis North American Properties Fund V associated with the contribution of assets located in Mexico. ProLogis’ contributions of properties located in Mexico to ProLogis North American Properties Fund V are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability in Mexico associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis North American Properties Fund V at contribution. ProLogis has indemnified ProLogis North American Properties Fund V to the extent that ProLogis North American Properties Fund V incurs capital gains tax in Mexico as a result of a sale of the real estate asset or an interest in the real estate asset. The agreement limits the amount that is subject to ProLogis’ indemnification with respect to each property located in Mexico to the lesser of (1) the actual capital gains tax paid in Mexico upon the sale of the real estate assets or (2) 100% of the capital gains tax liability in Mexico that is deferred and transferred by ProLogis to ProLogis North American Properties Fund V at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $4.0 million associated with the contributions of 20 properties located in Mexico to ProLogis North American Properties Fund V during the period from March 28, 2002 to December 31, 2004.
      Summarized financial information of the property funds as of and for the year ended December 31, 2004 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		North	North	North	North	North	North	North
		American	American	American	American	American	American	American
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund VI(1)	Fund VII(1)

Total assets	$627.6	$345.1	$225.1	$199.8	$137.9	$1,225.4	$534.4	$398.7
Third party debt	$334.4	$242.3	$165.0	$150.3	$103.2	$606.3	$307.0	$229.3
Amounts due to ProLogis	$0.2	$0.3	$0.2	$0.2	$0.1	$23.4	$1.2	$0.9
Total liabilities	$340.8	$247.9	$169.0	$152.6	$105.2	$679.1	$312.1	$233.5
Minority interest	$—	$—	$—	$—	$—	$53.5	$0.8	$—
Equity	$286.8	$97.2	$56.1	$47.2	$32.7	$492.8	$221.5	$165.2
Revenues	$75.3	$42.6	$28.0	$22.6	$17.2	$115.0	$14.5	$11.0
Net earnings (loss)(3)	$23.4	$5.4	$4.2	$0.6	$2.8	$47.2	$3.2	$2.0
ProLogis’ ownership at December 31, 2004(4)	50%	41.3%	20%	20%	20%	11.5%	20%	20%

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
	North	North	North	North	North	ProLogis	ProLogis
	American	American	American	American	American	European	Japan	All Property
	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Funds
	Fund VIII(1)	Fund IX(1)	Fund X(1)	Fund XI(2)	Fund XII(2)	Fund	Fund	Combined

Total assets	$204.4	$205.3	$228.6	$235.5	$280.0	$3,968.3	$766.3	$9,582.4
Third party debt	$112.0	$123.0	$135.0	$51.2	$80.0	$1,920.7	$327.0	$4,886.7
Amounts due to ProLogis	$0.6	$0.6	$0.4	$0.1	$2.4	$18.6	$40.0	$89.2
Total liabilities	$115.6	$125.6	$138.9	$52.7	$84.8	$2,315.1	$516.3	$5,589.2
Minority interest	$0.9	$—	$—	$—	$—	$3.9	$—	$59.1
Equity	$87.9	$79.7	$89.7	$182.8	$195.2	$1,649.3	$250.0	$3,934.1
Revenues	$7.0	$6.3	$8.4	$7.8	$8.9	$310.9	$40.2	$715.7
Net earnings(3)	$2.4	$1.0	$2.3	$2.1	$2.3	$50.9	$20.7	$170.5
ProLogis’ ownership at December 31, 2004(4)	20%	20%	20%	20%	20%	21.8%	20%	21.6%

(1)	ProLogis North American Properties Funds VI through X began operations on June 30, 2004 and acquired additional properties on August 4, 2004 with the closing of the Keystone Transaction. See Note 3.

(2)	ProLogis acquired its interests in ProLogis North American Properties Funds XI and XII on August 4, 2004 as part of the Keystone Transaction. Balance sheet amounts presented are 100% of the fair values of the assets and liabilities that were determined as part of the purchase accounting adjustments associated with the Keystone Transaction. See Note 3.

(3)	ProLogis recognizes its proportionate share of the earnings or losses of each the property funds under the equity method, fees that it earns from services it provides to the property funds and interest income on advances made to the property funds, if any. The net earnings of the property funds include interest expense on amounts due to ProLogis, if any. The net earnings of ProLogis European Properties Fund include a net foreign currency exchange loss of $2.0 million.

(4)	Represents the actual ownership interest at December 31, 2004 for each property fund and the weighted average of the ownership interests in all property funds at December 31, 2004 based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investees
      At December 31, 2004, ProLogis had investments in: (i) six entities that perform CDFS business activities (the “CDFS Joint Ventures”); (ii) in a temperature-controlled distribution company; and (iii) certain other companies that are not included in either of ProLogis’ two reportable business segments. Generally these investments were structured to allow ProLogis to continue to meet the REIT requirements of the Code. ProLogis’ investments in these companies were as follows as of the dates indicated (in thousands of U.S. dollars):

	December 31,

	2004	2003

CDFS Joint Ventures:
United States(1)	$10,477	$—
United Kingdom(2)	9,207	12,734
China(3)	20,803	—

Totals	$40,487	$12,734

Temperature-controlled distribution investees:
CSI/ Frigo LLC(4)(5)	$—	$(8,031)
TCL Holding(5)	—	121,861
Wiener Kuhlhaus(6)	5,152	—

Totals	$5,152	$113,830

Other investees:
Insight	$2,003	$2,477
ProLogis Equipment Services	9	9
Nocha LLC(7)	21,187	—

Totals	$23,199	$2,486

(1)	ProLogis acquired investments in two entities as part of the Keystone Transaction in August 2004 (see Note 3). ProLogis has a 50% ownership interest in each entity (one entity owns a recently developed operating property with 0.8 million square feet in Indianapolis and one entity has a 0.8 million square foot property under development in Indianapolis).

(2)	ProLogis has active investments in two joint ventures and an investment in one joint venture in which ProLogis discontinued its participation and significantly reduced its investment in November 2003. ProLogis’ ownership interest in each joint venture is 50%. At December 31, 2004, on a combined basis the two joint ventures in which ProLogis actively participates owned land for future development (10 acres) or controlled land positions (396 acres). During 2004, ProLogis acquired the third party interest in one CDFS Joint Venture bringing its ownership to 100%. Therefore, this investment is presented on a consolidated basis at December 31, 2004.

(3)	This joint venture was formed in 2004 with the acquisition of four operating properties aggregating 0.2 million square feet in the Shanghai, China market. Also in 2004, the joint venture began development on two operating properties aggregating 0.2 million square feet in the Shanghai, China market. ProLogis has a 50% ownership interest in the joint venture. This joint venture’s activities are expected to include both the acquisition of properties that will be rehabilitated and/or repositioned as well as development of properties.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	CSI/ Frigo LLC is a limited liability company that owns 100% of the voting common stock of TCL Holding, representing 5% of its net earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/ Frigo LLC and K. Dane Brooksher, ProLogis’ Chairman of the Board and former Chief Executive Officer, owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/ Frigo LLC. Through a participating note agreement between ProLogis and CSI/ Frigo LLC, ProLogis can recognize 95% of the net earnings or losses of CSI/ Frigo LLC.

(5)	TCL Holding, through a wholly owned subsidiary, owns and operates a temperature-controlled distribution network in Europe, primarily in France. ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest in its net earnings or losses. ProLogis’ ownership interests in TCL Holding and CSI/ Frigo LLC, a holding company that has an ownership interest in TCL Holding, did not result in ProLogis having ownership of or control of the voting common stock or the voting membership interests of these entities. Therefore, these entities were not consolidated in ProLogis’ financial statements in 2003. However, upon adopting FIN 46R, ProLogis began consolidating these investments as of January 1, 2004. See Notes 2 and 6.

(6)	TCL Holding has an investment in a temperature-controlled distribution company operating in Austria. While ProLogis’ investment in TCL Holding was presented under the equity method, this investment was not separately reported by ProLogis. See Note 2.

(7)	ProLogis acquired a preferred equity interest in a real estate company as part of the Keystone Transaction. The preferred interest entitles ProLogis to an annual return of approximately $3 million. However, prior to the closing of the Keystone Transaction in August 2004, Nocha LLC advised Keystone and ProLogis that it was experiencing cash flow constraints and that the payment of monthly cash distributions would be impacted. While ProLogis is entitled to receive its full return on the investment, no income was recognized for the year ended December 31, 2004. ProLogis considered this situation in determining the fair value of this investment as part of its purchase accounting adjustments. See Note 3.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      ProLogis recognized its proportionate shares of the net earnings or losses of its other unconsolidated investees including interest income, if any, as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

CDFS Joint Ventures:
United States(1)	$99	$—	$—
United Kingdom(2)(3)	13	730	30,082
China(4)	77	—	—

Subtotals	189	730	30,082

Temperature-controlled distribution investees:
CSI/ Frigo LLC(5)(6)	—	(1,694)	(1,824)
TCL Holding(6)(7)	—	(9,050)	4,765
Wiener Kuhlhaus(8)	1,188	—	—
ProLogis Logistics(9)	(1,703)	(2,269)	4,131

Subtotals	(515)	(13,013)	7,072

Other investees:
Insight	(475)	(5)	4
ProLogis Equipment Services	—	57	574
GoProLogis(10)	—	—	(2,073)

Subtotals	(475)	52	(1,495)

Totals	$(801)	$(12,231)	$35,659

(1)	ProLogis acquired its 50% ownership interests in these joint ventures as part of the Keystone Transaction in August 2004. See Note 3.

(2)	For 2004, ProLogis had active investments in two joint ventures that primarily hold land for future development. In addition to these two joint ventures, ProLogis actively participated in a third joint venture until November 2003 when it discontinued its participation in and significantly reduced its investment in a joint venture that owned 11 operating properties. These joint ventures were owned by Kingspark S.A. While ProLogis presented its investments in Kingspark S.A. and Kingspark LLC under the equity method (through June 30, 2002), these investments were not separately presented in ProLogis’ balance sheet. ProLogis’ ownership interest in each joint venture is 50%.

(3)	Through June 30, 2002, ProLogis accounted for its investments in Kingspark LLC and Kingspark S.A. under the equity method and recognized income of $29.5 million for the period from January 1, 2002 through June 30, 2002. All of ProLogis’ CDFS business activities in the United Kingdom were performed through these entities. ProLogis had an effective ownership interest in these entities of 99.75% for the period from January 1, 2002 through June 30, 2002.

(4)	ProLogis has a 50% ownership interest in this joint venture which was formed in 2004.

(5)	CSI/ Frigo LLC recognized its 5% share of the earnings or losses of TCL Holding under the equity method through its ownership of 100% of TCL Holdings’ voting common stock. ProLogis’ non-voting membership interest in CSI/ Frigo entitles it to recognize 89% of the earnings or losses of CSI/ Frigo LLC. However, ProLogis and CSI/ Frigo LLC entered into a note agreement that allows ProLogis to participate in up to 95% of CSI/ Frigo LLC’s net earnings or losses. This investment is presented on a consolidated basis in 2004.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	ProLogis’ shares of the losses of CSI/ Frigo LLC and TCL Holding for the year ended December 31, 2003 includes its proportionate share of an impairment loss recognized by TCL Holding associated with its operations in the United Kingdom that were disposed of in December 2003.

(7)	ProLogis directly owns 100% of the non-voting preferred stock of TCL Holding, representing a 95% interest in the earnings or losses of TCL Holding. On a combined basis through its direct and indirect ownership interests, ProLogis recognized 99.75% of the earnings of TCL Holding under the equity method during year ended December 31, 2003. This investment is presented on a consolidated basis in 2004.

(8)	ProLogis, through TCL Holding, has a 50% ownership interest in an operating company and recognizes its proportionate share of the earnings or losses of this entity under the equity method. While ProLogis’ investments in TCL Holding were presented under the equity method, this income was not separately reported by ProLogis.

(9)	Represents adjustments to the operating expenses of CS Integrated LLC (“CSI”) incurred prior to October 2002 and additional losses associated with CSI’s disposition of a significant portion of its operating assets in October 2002. CSI is owned by ProLogis Logistics Services Incorporated (“ProLogis Logistics”). Prior to the disposition transaction in October 2002, ProLogis recognized 99.23% of the earnings or losses of ProLogis Logistics under the equity method through its direct and indirect ownership interests in CSI.

(10)	Represents ProLogis’ proportionate share of the loss recognized by a company in which ProLogis held a non-voting preferred interest. The loss was generated when this company wrote off its remaining investment in a technology company in which it had invested. See Note 16.
6.     Discontinued Operations:

Assets Held For Sale
      The net assets of TCL Holding’s temperature-controlled distribution operations in France that are classified as held for sale consisted of the following at December 31, 2004 (in thousands of U.S. dollars):

Assets:
Property, plant and equipment	$214,695
Accumulated depreciation and amortization	(160,649)

Net property, plant and equipment	54,046
Cash	29,429
Accounts receivable	22,565
Other assets	8,628

Total assets	114,668

Liabilities:
Third party debt	186
Accounts payable	21,591
Deferred income tax liability	14,354
Other liabilities	26,860

Total liabilities	62,991

Net assets	$51,677

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      TCL Holding’s operations in France that are classified as held for sale generated a loss of $36.7 million for the year ended December 31, 2004, including an impairment loss of $50.6 million recognized in the fourth quarter of 2004 to reflect the carrying value of the net assets held for sale at their estimated fair value less costs to sell based on current negotiations. These assets were first classified as held for sale in December 2003. While the sale of these assets was not completed within one year of this classification due to unforeseen circumstances, ProLogis does expect to complete the disposal transaction before the end of the second quarter of 2005.

Assets Disposed of in 2004
      ProLogis recognized net gains of $36.2 million as discontinued operations for the year ended December 31, 2004. Of the 20 properties disposed of during 2004 that met the criteria to be presented as discontinued operations, 10 properties were CDFS business assets. These properties generated an aggregate net gain of $32.7 million from aggregate net disposition proceeds of $241.0 million. The remaining 10 properties disposed of in 2004 were held and used in ProLogis’ property operations segment. The dispositions of these properties generated an aggregate net gain of $3.5 million from aggregate net disposition proceeds of $23.1 million. Also, included in the net gain recognized related to properties held and used in the property operations segment for 2004 was a charge of $1.9 million, representing an adjustment to the net gains previously recognized, primarily from the sale of TCL Holding’s operating assets in the United Kingdom in December 2003.
      The rental income, rental expenses and depreciation expense attributable to the 20 properties that are presented as discontinued operations (other than the amounts recognized upon disposition) are as follows for the periods indicated (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Rental income(1)	$2,949	$3,224	$2,627
Rental expenses	(777)	(1,061)	(687)
Depreciation and amortization	(516)	(678)	(651)

Totals, net	$1,656	$1,485	$1,289

(1)	Includes rental expenses recovered from customers of $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7.	Borrowings:

Lines of Credit
      The following credit agreements provide ProLogis with revolving lines of credit:

•	$400.0 million revolving line of credit; borrowings generally bear interest at the applicable London Interbank Offered Rate (“LIBOR”) for U.S. dollar denominated borrowings plus 0.65% per annum; facility fee of 0.15% per annum; maturity date of November 8, 2005 that may be extended for one year at ProLogis’ option; Bank of America N.A. acts as administrative agent for a syndicate of 15 banks; no borrowings were outstanding at December 31, 2004.

•	$100.0 million multi-currency (U.S. dollar, euro, pound sterling and yen) revolving line of credit; borrowings generally bear interest at LIBOR for the relevant currency borrowed plus 0.675% per annum; facility fee of 0.125% per annum; maturity date of November 4, 2005; Bank of America N.A. acts as administrative agent for a syndicate of six banks; no borrowings were outstanding at December 31, 2004.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$60.0 million multi-currency (U.S. dollar, euro, pound sterling and yen) discretionary line of credit; borrowings, by agreement, bear interest at a rate determined at the time the advance is made; maturity date of November 8, 2005; Bank of America N.A. is the lending bank; no borrowings were outstanding at December 31, 2004; total available borrowing capacity at December 31, 2004 was reduced by $7.2 million, representing ProLogis’ outstanding letters of credit with Bank of America N.A. at December 31, 2004.

•	450.0 million euro (the currency equivalent of approximately $596.9 million at December 31, 2004) multi-currency (U.S. dollar, euro, pound sterling and yen) revolving line of credit; borrowings generally bear interest at the Euro Interbank Offered Rate of the Banking Federation of the European Union (“EURIBOR”) for euro denominated borrowings or LIBOR for the relevant currency borrowed (U.S. dollar, pound sterling and yen) plus 0.80% per annum; unused commitment fee of 0.32% per annum; maturity date of August 8, 2006; ABN AMRO Bank N.V. acts as agent for a syndicate of 23 banks; 313.8 million euro and 50.5 million pound sterling (the currency equivalent of approximately $513.9 million) were outstanding at December 31, 2004 at an average annual interest rate of 3.48%.

•	25.0 million pound sterling (the currency equivalent of approximately $48.3 million at December 31, 2004) revolving line of credit; borrowings bear interest at the Royal Bank of Scotland plc’s base rate plus 1.0% per annum, generally ranging from 4.75% to 5.75% per annum; maturity date of July 31, 2005; Royal Bank of Scotland plc is the lending bank; no borrowings were outstanding at December 31, 2004; total available borrowing capacity at December 31, 2004 was reduced by 14.5 million pound sterling (the currency equivalent of approximately $28.1 million at December 31, 2004), representing ProLogis’ outstanding letters of credit with the Royal Bank of Scotland plc at December 31, 2004.

•	65.0 billion yen (the currency equivalent of approximately $627.0 million at December 31, 2004) revolving line of credit (increased from 40.0 billion yen during 2004); borrowings bear interest at the Tokyo Interbank Offered Rate (“TIBOR”) plus 0.90% per annum; unused commitment fee of 0.25% per annum; maturity date of August 5, 2006 that may be extended for one year at ProLogis’ option; Sumitomo Mitsui Banking Corporation acts as agent for a syndicate of 20 banks; 41.3 billion yen (the currency equivalent of approximately $398.4 million at December 31, 2004) was outstanding at December 31, 2004 at an average annual interest rate of 0.98%.
      At December 31, 2004, ProLogis was in compliance with all covenants contained in each of its credit agreements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      ProLogis’ lines of credit borrowings are summarized below for the periods indicated (in thousands of U.S. dollars as applicable).

	Years Ended December 31,

	2004	2003	2002(1)

Weighted average daily interest rate	2.08%	2.21%	3.08%
Borrowings outstanding at December 31	$912,326	$699,468	$545,906
Weighted average daily borrowings	$929,968	$619,979	$489,481
Maximum borrowings outstanding at any month end	$1,036,456	$756,216	$567,998
Aggregate borrowing capacity of all lines of credit at December 31(2)	$1,832,218	$1,533,020	$1,147,684
Aggregate borrowing capacity available to ProLogis on all lines of credit at December 31(2)	$1,796,887	$1,513,832	$1,128,577

(1)	In 2002, ProLogis replaced a $500.0 million line of credit with the two separate facilities currently in place (the $400.0 million facility and the $100.0 million multi-currency facility).

(2)	The aggregate borrowing capacity of the discretionary line of credit has been reduced by an amount representing ProLogis’ outstanding letters of credit with Bank of America N.A. as of December 31st of each year presented ($7.2 million for 2004, $10.4 million for 2003 and $9.2 million for 2002). The aggregate borrowing capacity of the Royal Bank of Scotland plc revolving line of credit has been reduced by an amount representing ProLogis’ outstanding letters of credit with that bank as of December 31st of each year presented ($28.1 million for 2004, $8.8 million for 2003 and $9.9 million for 2002, representing the U.S. dollar equivalent of pound sterling denominated letters of credit outstanding).

Short-Term Borrowing
      On November 18, 2004, ProLogis entered into a credit agreement with Bank of America N.A. providing for a short-term borrowing arrangement in the amount of 62.1 million Canadian dollars (the currency equivalent of approximately $51.3 million at December 31, 2004). Borrowings under this credit agreement, which expires on May 18, 2005, generally bear interest at the Canadian Prime Rate plus 0.65% per annum. The agreement also provides for the payment of a facility fee of 0.15% per annum. At December 31, 2004, 57.8 million Canadian dollars were outstanding under this agreement (the currency equivalent of approximately $47.7 million at December 31, 2004) at an average annual interest rate of 3.27%.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
      ProLogis has issued senior notes denominated in U.S. dollars that bear interest at fixed rates to be paid on a semi-annual basis. At December 31, 2004, ProLogis had $1.34 billion of publicly traded senior notes (the “Public Notes”) and $160.0 million of senior notes issued pursuant to a private placement (the “Private Placement Notes”) (collectively the “Notes”) outstanding. On April 13, 2004, ProLogis issued 350.0 million euro of senior notes (the currency equivalent of approximately $464.2 million as of December 31, 2004) that are registered on the Luxembourg Stock Exchange (the “Euro Notes”). The Notes require semi-annual interest payments and the Euro Notes require annual interest payments beginning in April 2005. The senior notes outstanding at December 31, 2004 are summarized as follows (in thousands of U.S. dollars as applicable):

					Principal
		Coupon	Maturity	Principal	Payment
Date of Issuance	Par Value	Rate	Date	Balance(1)	Requirement

Public Notes:
July 20, 1998	250,000	7.050%	07/15/06	$249,891	(2)
April 26, 1999	250,000	7.100%	04/15/08	249,973	(2)
May 17, 1996	100,000	7.950%	05/15/08	99,959	(3)
March 2, 1995	93,750	8.720%	03/01/09	93,750	(4)
May 16, 1995	46,875	7.875%	05/15/09	46,804	(5)
February 24, 2003	300,000	5.500%	03/01/13	299,513	(2)
February 4, 1997	100,000	7.810%	02/01/15	100,000	(6)
March 2, 1995	50,000	9.340%	03/01/15	50,000	(7)
May 17, 1996	50,000	8.650%	05/15/16	49,901	(8)
July 11, 1997	100,000	7.625%	07/01/17	99,821	(2)

	1,340,625			1,339,612

Private Placement Notes:
November 20, 1997	135,000	7.250%	11/20/07	134,565	(2)
November 20, 1997	25,000	7.300%	11/20/09	24,862	(2)

	160,000			159,427

Euro Notes:
April 13, 2004(9)	464,240	4.375%	04/13/11	463,277	(2)

Totals	$1,964,865			$1,962,316

(1)	Amounts are net of applicable unamortized original issue discount.

(2)	Principal due at maturity.

(3)	Beginning on May 15, 2005, and through May 15, 2008, requires annual principal payments of $25.0 million.

(4)	Annual principal payments of $18.75 million began on March 1, 2003 and are due on March 1st of each year through 2009.

(5)	Annual principal payments of $9.375 million began on May 15, 2004 and are due on May 15th of each year through 2009.

(6)	Beginning on February 1, 2010, and through February 1, 2015, requires annual principal payments ranging from $10.0 million to $20.0 million.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Beginning on March 1, 2010, and through March 1, 2015, requires annual principal payments ranging from $5.0 million to $12.5 million.

(8)	Beginning on May 15, 2010, and through May 15, 2016, requires annual principal payments ranging from $5.0 million to $12.5 million.

(9)	The proceeds from the issuance of the Euro Notes were 347.8 million euro (approximately $420.6 million on the date of issuance). A portion of the proceeds were used to repay 76.8 million euro of borrowings under ProLogis’ revolving lines of credit. The remaining cash was repatriated to the United States. The effective annual interest rate is 4.414%.
      The holders of the Euro Notes and the Notes, together with various creditors of ProLogis, share in the benefits of the pledge of intercompany debt obligations by certain subsidiaries of ProLogis. However, the Euro Notes and the Notes are effectively subordinated in certain respects to: (i) any debt of ProLogis secured by a lien on its real property, to the extent of the value of such real property; (ii) debt of certain subsidiaries of ProLogis (that by law are not permitted to guarantee debt of ProLogis) that are allowed to borrow under ProLogis’ 65.0 billion yen revolving line of credit agented by Sumitomo Mitsui Banking Corporation; (iii) borrowings under ProLogis’ 25.0 million pound sterling revolving line of credit provided by Royal Bank of Scotland plc; and (iv) debt of certain other non-U.S. subsidiaries of ProLogis that due to restrictions under applicable law or due to tax considerations, or by agreement, are not required to pledge assets to secure debt of ProLogis. In addition, as a result of the termination of a guaranty by certain subsidiaries of ProLogis that was temporarily in place with respect to the Public Notes, the Public Notes are effectively subordinated in certain respects to any debt of ProLogis that has the benefit of a guaranty by one or more subsidiaries of ProLogis.
      The Notes and the Euro Notes are redeemable at any time at ProLogis’ option. Such redemption and other terms are governed by the provisions of an indenture agreement for the Public Notes, various note purchase agreements for the Private Placement Notes and a trust deed for the Euro Notes. Under the terms of these agreements, ProLogis must meet certain financial covenants. ProLogis was in compliance with all such covenants as of December 31, 2004.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secured Debt and Assessment Bonds
      Secured debt and assessment bonds outstanding at December 31, 2004 consisted of the following (in thousands of U.S. dollars as applicable):

					Balloon
			Periodic		Payment
	Interest	Maturity	Payment	Principal	Due at
	Rate(1)	Date	Date	Balance	Maturity

Mortgage notes(2):
Prudential Insurance(3)	6.85	05/31/05	(4)	$48,228	$47,882
Consulate Distribution Center #200(3)	6.97	02/01/06	(5)	3,281	3,152
Plano Distribution Center #2(3)	7.02	04/15/06	(5)	3,331	3,015
Interchange Distribution Ctr. #8 & #9	8.14	06/15/06	(5)	6,821	6,651
Connecticut General Life Insurance	7.08	03/01/07	(5)	139,548	134,431
Vista Del Sol Industrial Center #1 & 2	9.68	08/05/07	(6)	1,496	—
Middleton District Center #7(7)	4.12	09/15/07	(5)	12,847	10,802
State Farm Insurance(3)	7.10	11/01/08	(5)	14,587	13,672
Placid Street Distribution Center #1(3)	7.18	12/01/09	(5)	6,696	6,529
GMAC Commercial Mortgage	8.50	07/01/10	(6)	1,375	—
GMAC Commercial Mortgage	7.75	10/01/10	(6)	4,957	—
Executive Park Distribution Center #3	8.19	03/01/11	(6)	693	—
Cameron Business Center #1(3)	7.23	07/01/11	(5)	5,444	4,526
Allstate Life Insurance	5.56	03/01/13	(8)	31,000	31,000
Charter American	8.10	04/01/17	(6)	2,719	—
Platte Valley Industrial Center #4	10.10	11/15/21	(6)	1,869	—
Morgan Guaranty Trust	7.58	04/01/24	(9)	200,000	127,187

Total mortgage notes				484,892

Assessment bonds(10):
City of Fremont	7.00%	03/01/11	(6)	6,008	—
Various(11)	(10)	(10)	(6)	743	—

Total assessment bonds				6,751

Total mortgage notes and assessment bonds				$491,643

(1)	The weighted average annual interest rates for the mortgage notes and assessment bonds were 7.14% and 7.08%, respectively, at December 31, 2004. The combined weighted average annual interest rate for all of these borrowings at December 31, 2004 was 7.14%.

(2)	The mortgage notes are secured by various real estate assets with an aggregate undepreciated cost of $944.1 million at December 31, 2004. The property name is used to denote the real estate assets that secure the mortgage note, except for mortgage notes that are secured by a pool of properties, in which case the lender is noted.

(3)	Mortgage note was assumed by ProLogis in connection with a merger transaction in 1999. Under purchase accounting, the mortgage note was recorded at its fair value and a premium or discount was recognized, as applicable.

(4)	Principal balance includes premium. Terms are interest only with the stated principal amount of $47.9 million due at maturity.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Monthly amortization with a balloon payment due at maturity.

(6)	Fully amortizing.

(7)	Mortgage note was assumed by ProLogis in connection with the Keystone Transaction in 2004. Under purchase accounting, the mortgage note was recorded at its fair value and a premium or discount was recognized, as applicable. See Note 3.

(8)	Interest only with the stated principal amount due at maturity.

(9)	Monthly interest payments are due through May 2005; monthly principal and interest payments are due during the period from June 2005 to April 2024 with a balloon payment due at maturity.

(10)	The assessment bonds are issued by municipalities as a means of financing infrastructure and are secured by assessments (similar to property taxes) on various underlying real estate assets with an aggregate undepreciated cost of $229.2 million at December 31, 2004.

(11)	Includes 13 issues of assessment bonds with four municipalities. Interest rates range from 5.50% per annum to 8.75% per annum. Maturity dates range from April 2005 to March 2021.

Long-Term Debt Maturities
      The approximate principal payments due on the senior notes, secured debt (mortgage notes and securitized debt) and assessment bonds during each of the years in the five-year period ending December 31, 2009 and thereafter are as follows (in thousands of U.S. dollars):

2005	$108,960
2006	324,783
2007	339,935
2008	322,313
2009	63,855
2010 and thereafter	1,296,662

Total principal due	2,456,508
Less: Original issue discount	(2,549)

Total carrying value	$2,453,959

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense
      Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Gross interest expense(1)(2)	$184,729	$185,638	$178,210
Premium/discount recognized, net	252	371	315
Amortization of deferred loan costs	5,741	5,891	4,967

	190,722	191,900	183,492
Less: capitalized amounts	37,388	36,425	30,534

Net interest expense	$153,334	$155,475	$152,958

(1)	Includes the stated interest on the debt instrument plus applicable fees.

(2)	The amount of interest paid in cash for the years ended December 31, 2004, 2003 and 2002 was $173.6 million, $184.3 million and $178.1 million, respectively.
8.     Minority Interest:
      The minority interest liability at December 31, 2004 consists of:

•	a $63.9 million liability representing the limited partners’ interests in five partnerships controlled by ProLogis;

•	a $2.9 million liability representing the Acquiring Property Funds combined interest in the management company acquired by ProLogis as part of the Keystone Transaction (see Note 3); and

•	offset by $0.5 million representing the minority interest holder’s share of the cumulative losses of TCL Holding S.A. (see Notes 2 and 6).
      Pursuant to certain partnership agreements, ProLogis or a wholly owned subsidiary of ProLogis is the sole controlling general partner of each of five real estate partnerships with all management powers over the business and affairs of the partnership. The limited partners of each of the partnerships generally do not have the authority to transact business for, or participate in the management decisions of, the partnerships. The general partner in each of the partnerships may not, without the written consent of all of the limited partners: (i) take any action that would prevent the partnership from conducting its business; (ii) possess the property of the partnership; (iii) admit an additional partner; or (iv) subject a limited partner to the liability of a general partner. In each partnership, ProLogis or a wholly owned subsidiary, may not voluntarily withdraw from the partnership or transfer or assign its interests in the partnership without the consent of all of the limited partners. The limited partners may freely transfer their partnership units to their affiliates, provided that the transfer does not cause a termination of the partnership under the Code and does not cause ProLogis to cease to comply with the REIT requirements of the Code.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The five partnerships in which ProLogis is the general partner are as follows at December 31, 2004 (in millions of U.S. dollars as applicable):

		Real Estate
		Assets			Limited
	Formation	(before		ProLogis’	Partnership Units
	Date	depreciation)		Ownership	Outstanding(1)

ProLogis Limited Partnership-I(2)	1993	$220.4	(3)	68.65%	4,520,532(4)(5)
ProLogis Limited Partnership-III(2)	1994	36.2		95.18%	78,678(4)(6)
ProLogis Limited Partnership-IV(2)(7)	1994	94.9		98.98%	49,587(4)(8)
Meridian Realty Partners Limited Partnership(2)	(9)	11.1		91.33%	19,806(10)
ProLogis Fraser L.P.(11)(12)	2004	(12)		87.46%	879,283(4)

(1)	During 2004, all of the outstanding limited partnership units in ProLogis Limited Partnership-II were converted into Common Shares bringing ProLogis’ ownership in this partnership to 100%.

(2)	Each outstanding limited partnership unit is entitled to receive cumulative preferential quarterly cash distributions equal to the quarterly distributions paid on Common Shares.

(3)	These properties cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners, other than in tax-deferred exchanges. The Partnership Agreement provides that a minimum level of debt must be maintained within the Partnership, which can include intercompany debt to ProLogis.

(4)	Each limited partnership unit is convertible into one Common Share.

(5)	Entities in which Irving F. Lyons, III, ProLogis’ Vice Chairman and former Chief Investment Officer, has ownership interests owned 2,459,183 of the outstanding limited partnership units in ProLogis Limited Partnership-I at December 31, 2004 or 17.1% of ProLogis Limited Partnership-I’s total units outstanding at December 31, 2004. Mr. Lyons’ effective ownership in ProLogis Limited Partnership-I was 1.8% at December 31, 2004. See Note 16.

(6)	All of the outstanding limited partnership units in ProLogis Limited Partnership-III are owned by Jeffrey H. Schwartz, ProLogis’ Chief Executive Officer. See Note 16.

(7)	ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc. and through the contribution of properties from the limited partner. ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities that are separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. At December 31, 2004, the sole asset of ProLogis IV, Inc. was its interest in ProLogis Limited Partnership-IV. At December 31, 2004, ProLogis IV, Inc. had outstanding borrowings from ProLogis of $0.6 million.

(8)	During 2004, 4,919 limited partnership units in ProLogis Limited Partnership-IV were converted into Common Shares. After this conversion, all of the outstanding limited partnership units of ProLogis Limited Partnership-IV are owned by Jeffrey H. Schwartz, ProLogis’ Chief Executive Officer. See Note 16.

(9)	This partnership was formed by another REIT that was merged with and into ProLogis in 1999.

(10)	Each limited partnership unit is convertible into 1.1 Common Shares, plus $2.00.

(11)	Each of the outstanding limited partnership units in this partnership are entitled to receive quarterly cash distributions based on available cash, as defined in the partnership agreement. See Note 3.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	This limited partnership was formed on August 4, 2004 in connection with the Keystone Transaction to directly acquire certain net assets of Keystone, including but not limited to real estate assets and interests in property funds that own real estate assets, valued at approximately $245 million as of August 4, 2004. The limited partnership units were valued at $29.7 million. See Note 3.
9.     Shareholders’ Equity:

Shares Authorized
      At December 31, 2004, 275,000,000 shares were authorized. The Board may increase the number of authorized shares and may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Shares
      ProLogis had 185,788,783 and 180,182,615 Common Shares outstanding at December 31, 2004 and 2003, respectively. Common Shares have a par value of $0.01 per share.
      ProLogis sells and/or issues Common Shares under various Common Share plans, including share-based compensation plans as follows:

•	1999 Dividend Reinvestment and Share Purchase Plan, amended in November 2002 (the “1999 Common Share Plan”): Allows holders of Common Shares to automatically reinvest Common Share distributions and certain holders and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares that are acquired under the 1999 Common Share Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such Common Shares, as determined by ProLogis. ProLogis generated net proceeds of $35.2 million from the issuance of 1,021,000 Common Shares in 2004, $26.2 million from the issuance of 991,000 Common Shares in 2003 and $125.6 million from the issuance of 5,295,000 Common Shares in 2002 under the 1999 Common Share Plan.

•	Continuous equity offering plan: Allows ProLogis to sell up to 7,400,000 Common Shares through two designated agents who earn a fee of between 2.0% and 2.25% of the gross proceeds. In 2004, ProLogis sold 1,430,000 Common Shares under this plan generating net proceeds to ProLogis of $53.3 million.

•	Long-term incentive plan (the “Incentive Plan”) and Share Option Plan for Outside Trustees (the “Outside Trustees Plan”): Certain employees and members of the Board participate in these share-based compensation plans that provide compensation, generally in the form of Common Shares. There are an aggregate of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) that have been made available for award under the Incentive Plan, of which 4,090,000 Common Shares were available for future awards at December 31, 2004 (3,900,000 under the Incentive Plan and 190,000 that are allocated to the 401(k) Plan and Trust). Of the 3,900,000 available for future awards, 3,083,000 Common Shares can only be awarded in the form of share options and 817,000 Common Shares can only be awarded in other forms as allowed under the Incentive Plan, excluding share options. There are an aggregate of 500,000 Common Shares that have been made available under the Outside Trustees Plan of which 282,000 Common Shares are available for future awards at December 31, 2004. Under the Incentive Plan and the Outside Trustees Plan, the exercise of share options and other share awards generated net proceeds to ProLogis of $61.0 million from the issuance of 3,096,000 Common Shares in 2004, $21.4 million from the issuance of 1,296,000 Common Shares in 2003 and $18.7 million from the issuance of 1,073,000 Common Shares in 2002.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, in 2004, 2003 and 2002, certain employees who earned share awards under the Incentive Plan received cash payments of $2.6 million, $4.3 million and $0.1 million, respectively in lieu of Common Shares. See Note 15.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. The aggregate fair value of Common Shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. In 2004, 2003 and 2002, 43,000, 34,000 and 22,000 Common Shares were purchased under the Employee Share Plan, respectively, generating net proceeds to ProLogis of $1.1 million, $0.7 million and $0.4 million, respectively.
      Limited partnership units were redeemed into 16,000 Common Shares in 2004, 104,000 Common Shares in 2003 and 272,000 Common Shares in 2002 (see Note 8).
      ProLogis may repurchase up to $215.0 million of Common Shares under a Common Share repurchase program that began in January 2001. Through December 31, 2004, a total of 5,571,100 Common Shares have been repurchased at a total cost, including fees and commissions paid, of $130.9 million. ProLogis did not repurchase any Common Shares during 2004 and has not made any Common Share repurchases through March 11, 2005. The Common Shares that have been repurchased to date were purchased through open market and privately negotiated transactions, depending on market prices and other conditions. Included in these repurchases are 393,600 Common Shares that were repurchased from employees to retire $9.7 million of outstanding loans related to employee share purchases in 1997.

Preferred Shares
      At December 31, 2004, ProLogis had three series of Preferred Shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares”, and “Series G Preferred Shares”). Holders of each series of Preferred Shares outstanding have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on Preferred Shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of Preferred Shares can be redeemed at ProLogis’ option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of Preferred Shares. With respect to the payment of dividends, each series of Preferred Shares ranks on parity with ProLogis’ other series of preferred shares.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      ProLogis’ Preferred Shares outstanding at December 31, 2004 are summarized as follows (amounts in U.S. dollars as applicable):

				Dividend
		Stated		Equivalent Based	Optional
	Number of Shares	Liquidation	Dividend	on Liquidation	Redemption
	Outstanding	Preference	Rate	Preference	Date

Series C Preferred Shares	2,000,000	$50.00	8.54%	$4.27 per share	11/13/26
Series F Preferred Shares	5,000,000	$25.00	6.75%	$1.69 per share	11/28/08
Series G Preferred Shares	5,000,000	$25.00	6.75%	$1.69 per share	12/30/08
      The following preferred share redemptions occurred during the years ended December 31, 2004, 2003 and 2002:

•	All of the 10,000,000 Series D Preferred Shares were redeemed (5,000,000 on December 1, 2003 and 5,000,000 on January 12, 2004). The 2003 redemption was at the price of $25.00 per share, plus $0.3355 in accrued and unpaid dividends for a total redemption value (including accrued dividends) of $126.7 million. The 2004 redemption was at the price of $25.00 per share, plus $0.066 in accrued and unpaid dividends for a total redemption value (including accrued dividends) of $125.3 million. ProLogis recognized a charge of $4.2 million in both 2004 and 2003 representing the excess of the redemption values over the carrying values of the Series D Preferred Shares redeemed in each period.

•	All of the 2,000,000 outstanding Series E Preferred Shares were redeemed on July 1, 2003 at the price of $25.00 per share, plus $0.3685 in accrued and unpaid dividends. The total redemption value (including accrued dividends) was $50.7 million. ProLogis recognized a charge of $3.6 million representing the excess of the redemption value over the carrying value of the Series E Preferred Shares redeemed. The carrying value of the Series E Preferred Shares included a purchase accounting adjustment that was recognized when these shares were issued as part of a 1999 merger transaction.

Shelf Registration
      ProLogis has a shelf registration statement on file with the SEC that allows it to issue securities in the United States in the form of debt securities, Preferred Shares, Common Shares, rights to purchase Common Shares and Preferred Share purchase rights on an as-needed basis. At December 31, 2004, $695.4 million of shelf-registered securities were available for issuance, subject to ProLogis’ ability to affect an offering on satisfactory terms.

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

10.	Distributions and Dividends:

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
      In December 2004, the Board announced an increase in the annual distribution level for 2005 from $1.46 to $1.48 per Common Share. The payment of Common Share distributions is subject to the discretion of the Board, is dependent upon ProLogis’ financial condition and operating results, and may be adjusted at the discretion of the Board during the year. A distribution of $0.37 per Common Share for the first quarter of 2005 was declared on February 1, 2005. This distribution was paid on February 28, 2005 to holders of Common Shares on February 15, 2005.
      Common Share distributions to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Common Share distributions that exceed ProLogis’ current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the shareholder’s basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s Common Shares. At the beginning of each year, ProLogis notifies its shareholders of the taxability of the Common Share distributions paid during the preceding year. The following summarizes the taxability of Common Share distributions for the periods indicated (in U.S. dollars; taxability for 2004 is estimated):

	Years Ended December 31,

	2004	2003	2002

Per Common Share:
Ordinary income	$0.94	$1.23	$0.95
Capital gains	0.17	0.05	0.06
Return of capital	0.35	0.16	0.41

Total	$1.46	$1.44	$1.42

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Share Dividends
      Annual per share dividends paid on each series of Preferred Shares were as follows for the periods indicated (in U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Series C(1)	$4.27	$4.27	$4.27
Series D(2)(3)	—	1.98	1.98
Series E(4)	—	1.09	2.19
Series F(5)	1.69	0.15	—
Series G(6)	1.69	—	—

(1)	For federal income tax purposes, $3.62 of the 2004 dividend, $4.11 of the 2003 dividend and $4.04 of the 2002 dividend are estimated to represent ordinary income to the holders with the remaining portions of each dividend estimated to represent capital gains.

(2)	For federal income tax purposes, of the $1.98 per share dividend paid in 2003 on shares that were not redeemed, $1.90 is estimated to represent ordinary income to the holders and of the total 2002 dividend, $1.87 is estimated to represent ordinary income to the holders. The remaining portions in each year are estimated to represent capital gains.

(3)	ProLogis redeemed all of its 10,000,000 outstanding Series D Preferred Shares (5,000,000 shares on January 12, 2004 and 5,000,000 shares on December 1, 2003). No Series D Preferred Share dividends were declared and paid in 2004, although the total redemption value included accrued and unpaid dividends of $0.066 per share. For 2003, the total dividends paid on the 5,000,000 shares redeemed in that year were $1.82 per share, of which $1.48 was declared and paid prior to the redemption and $0.34 represented accrued and unpaid dividends that were included in the redemption value. Of the dividend declared and paid in 2003 of $1.48 per share, $1.26 is estimated to be ordinary income to the holders, $0.16 is estimated to be qualified dividends and $0.06 is estimated to represent capital gains

(4)	ProLogis redeemed all of its 2,000,000 outstanding Series E Preferred Shares on July 1, 2003. The total dividends paid on the redeemed shares in 2003 were $1.46 per share, of which $1.09 was declared and paid prior to the redemption and $0.37 represented accrued and unpaid dividends that were included in the redemption value. Of the dividend declared and paid in 2003 of $1.09 per share, $0.93 is estimated to represent ordinary income to the holders, $0.12 is estimated to be qualified dividends and $0.04 is estimated to represent capital gains.

(5)	The Series F Preferred Shares were issued on November 28, 2003. For federal income tax purposes, $1.43 of the 2004 dividend and $0.14 of the 2003 dividend are estimated to represent ordinary income to the holders with the remainder estimated to represent capital gains.

(6)	The Series G Preferred Shares were issued on December 30, 2003. For federal income tax purposes, $1.43 of the 2004 dividend is estimated to represent ordinary income to the holders with the remainder estimated to represent capital gains.
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
      ProLogis’ tax return for the year ended December 31, 2004 has not been filed. The taxability information presented for ProLogis’ distributions and dividends paid in 2004 is based upon the best available data.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ProLogis’ tax returns for previous tax years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.

11.	Earnings Per Common Share:
      Reconciliations of the numerator and denominator used to calculate basic net earnings attributable to Common Shares per share to the numerator and denominator used to calculate diluted net earnings attributable to Common Shares per share for the periods indicated are as follows (in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net earnings attributable to Common Shares	$202,813	$212,367	$216,166
Minority interest share in earnings	4,875	4,959	5,508

Adjusted net earnings attributable to Common Shares	$207,688	$217,326	$221,674

Weighted average Common Shares outstanding — Basic	182,226	179,245	177,813
Incremental weighted average effect of conversion of limited partnership units	5,035	4,773	4,938
Incremental weighted average effect of potentially dilutive instruments(1)	4,540	3,204	2,118

Adjusted weighted average Common Shares outstanding — Diluted	191,801	187,222	184,869

Net earnings attributable to Common Shares per share — Basic	$1.11	$1.18	$1.22

Net earnings attributable to Common Shares per share — Diluted	$1.08	$1.16	$1.20

(1)	Total weighted average potentially dilutive instruments outstanding were 11,356,000, 10,937,000 and 10,866,000 for 2004, 2003 and 2002, respectively. Of the total potentially dilutive instruments, 553,000, 503,000 and 2,101,000 were antidilutive for 2004, 2003 and 2002, respectively.

12.	Business Segments:
      ProLogis has two reportable business segments:

•	Property operations — representing the long-term ownership, management and leasing of industrial distribution properties, either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager. Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. ProLogis’ operations in the property operations business segment are in North America (the United States and Mexico), Europe (primarily through its investment in ProLogis European Properties Fund which operates in 11 countries, primarily France and the United Kingdom), and Asia (Japan, primarily through its investment in ProLogis Japan Properties Fund, and Singapore).

•	CDFS business — representing the development, acquisition and rehabilitation and/or acquisition and repositioning of industrial distribution properties with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager or to sell the developed properties to third parties. Additionally, ProLogis includes the fees earned for

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development activities on behalf of customers or third parties. Dispositions of land parcels when ProLogis’ development plans no longer include the development of the parcels are also included in this reportable segment. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. ProLogis’ CDFS business segment operations are in North America (the United States, Mexico and Canada), in 11 countries in Europe (France, United Kingdom, Poland, Netherlands, Italy, Germany, Spain, Czech Republic, Sweden, Hungary and Belgium) and in Asia (Japan, China and Singapore).
      The assets of the CDFS business segment generally include properties under development and land held for development. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is part of the income of the CDFS business segment.
      Through December 31, 2002, ProLogis’ investments in companies that operated temperature-controlled distribution networks met the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, to be presented as a reportable business segment. Beginning in 2003, these investments no longer met the requirements to be separately reported. Consequently, ProLogis’ investments in temperature-controlled distribution operating companies are no longer separately presented and amounts for periods previously presented have been reclassified. Certain sales to third parties are presented as discontinued operations. See Note 6.
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

	Years Ended December 31,

	2004	2003	2002

Revenues:
Property operations:
United States(1)(2)	$537,351	$538,456	$531,794
Other North America(1)(3)	14,807	18,364	19,508
Europe(2)	34,877	27,859	22,732
Asia(4)	8,406	2,345	77

Total property operations segment	595,441	587,024	574,111

CDFS business:
United States	831	892	1,582
Europe	1,794	1,433	2,377
Asia	73	24	550

Total CDFS business segment	2,698	2,349	4,509

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

ProLogis’ total revenues	$598,139	$589,373	$578,620

Net operating income:
Property operations(5):
United States(1)(2)(6)	$429,893	$427,069	$428,791
Other North America(1)(3)	12,729	16,730	17,159
Europe(2)(6)(7)	41,342	31,155	29,479
Asia(8)	12,096	3,556	239

Total property operations segment	496,060	478,510	475,668

CDFS business(9)(10):
United States(11)	41,321	44,778	43,026
Other North America(3)	5,146	4,153	12,402
Europe(11)	93,032	47,946	90,153
Asia(11)(12)	34,836	27,920	6,733

Total CDFS business segment	174,335	124,797	152,314

Reconciling items:
Gain (losses) from other unconsolidated investees(13)	(990)	(12,961)	5,577
General and administrative expenses	(82,147)	(65,907)	(53,893)
Depreciation and amortization expense	(172,244)	(164,291)	(152,424)
Relocation expenses	(6,794)	—	—
Interest expense	(153,334)	(155,475)	(152,958)
Interest and other income	3,007	1,883	2,368
Other expense	—	(2,800)	—

Total reconciling items	(412,502)	(399,551)	(351,330)

ProLogis’ earnings before minority interest	$257,893	$203,756	$276,652

	December 31,

	2004	2003	2002

Assets:
Property operations(14):
United States(1)(15)	$3,968,656	$3,714,022	$3,740,050
Other North America(1)	127,034	115,922	94,602
Europe(15)	701,821	802,639	711,525
Asia(15)(16)	256,615	52,914	3,396

Total property operations segment	5,054,126	4,685,497	4,549,573

CDFS business:
United States(15)	325,076	224,086	260,692
Other North America(17)	82,924	28,373	29,865
Europe(15)	912,028	659,874	567,140

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003	2002

Asia(15)(18)	253,304	243,064	123,650

Total CDFS business segment	1,573,332	1,155,397	981,347

Reconciling items:
Investments in and advances to unconsolidated investees	28,351	116,316	182,769
Cash	236,529	331,503	110,809
Accounts and notes receivable	455	1,682	12,864
Other assets	90,338	77,071	74,018
Discontinued operations — assets held for sale	114,668	—	—

Total reconciling items	470,341	526,572	380,460

ProLogis’ total assets	$7,097,799	$6,367,466	$5,911,380

(1)	Although certain properties owned by ProLogis North American Properties Fund V in 2004, 2003 and 2002 are located in Mexico (19 properties at December 31, 2004, 15 properties at December 31, 2003 and 13 properties at December 31, 2002), ProLogis classifies its entire investment in ProLogis North American Properties Fund V and the associated income recognized under the equity method from its investment in this property fund as part of its United States income, operating income and assets in the property operations segment.

(2)	Excludes rental income of $2,949,000 ($2,060,000 for the United States and $889,000 for Europe), $3,224,000 (all for the United States) and $2,627,000 (all for the United States) for the years ended December 31, 2004, 2003 and 2002, respectively, associated with properties sold to third parties during 2004. These amounts are presented as discontinued operations by ProLogis. See Note 6.

(3)	All amounts relate to properties and operations in Mexico.

(4)	Amounts for each year were generated by operations in Japan with the exception of $44,000 in 2004 which relates to operations in Singapore.

(5)	Amounts include the operations of ProLogis that are reported on a consolidated basis, including the fees earned by ProLogis for providing services to its unconsolidated property funds and ProLogis’ proportionate shares of the earnings or losses of its unconsolidated property funds recognized under the equity method. See Note 5.

(6)	Excludes rental expenses of $777,000 ($474,000 for the United States and $303,000 for Europe), $1,061,000 ($877,000 for the United States and $184,000 for Europe) and $687,000 (all for the United States) for the years ended December 31, 2004, 2003 and 2002, respectively, associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations by ProLogis. See Note 6.

(7)	Amounts recognized under the equity method from an unconsolidated property fund operating in Europe include net foreign currency exchange losses of $0.4 million, $13.4 million and $4.5 million in 2004, 2003 and 2002, respectively. See Note 5.

(8)	Amounts for each year were generated by operations in Japan with the exception of $42,000 in 2004 which relates to operations in Singapore.

(9)	Net proceeds from dispositions of CDFS business assets were as follows:

•	United States: $376.1 million, $357.6 million and $400.4 million for the years ended December 31, 2004, 2003 and 2002, respectively;

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Other North America (all in Mexico): $21.2 million, $24.0 million and $86.8 million for the years ended December 31, 2004, 2003 and 2002, respectively;

•	Europe: $674.1 million, $363.8 million and $392.6 million for the years ended December 31, 2004, 2003 and 2002, respectively; and

•	Asia (all in Japan): $217.3 million, $155.6 million and $61.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(10)	Excludes net proceeds from dispositions of $241.0 million and net gains from dispositions of $32.7 million the year ended December 31, 2004 associated with properties sold to third parties during 2004. These amounts are presented as discontinued operations by ProLogis. See Note 6.

(11)	Includes amounts recognized under the equity method. See Note 5.

(12)	Other than $77,000 recognized in 2004 from ProLogis’ investment in a CDFS Joint Venture operating in China, all amounts are related to the contributions of properties to ProLogis Japan Properties Fund.

(13)	These amounts relate to unconsolidated investees that do not operate in one of ProLogis’ two reportable business segments. See Note 5.

(14)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold as follows:

•	United States: $335.6 million, $388.2 million and $326.8 million at December 31, 2004, 2003 and 2002, respectively;

•	Other North America (all in Mexico): $69.1 million, $59.8 million and $45.3 million at December 31, 2004, 2003 and 2002, respectively;

•	Europe: $323.7 million, $480.3 million and $290.9 million at December 31, 2004, 2003 and 2002, respectively; and

•	Asia (all in Japan): $169.5 million at December 31, 2004.

(15)	Amounts include investments presented under the equity method. See Note 5.

(16)	At December 31, 2004, includes assets in Japan of $245.0 million and assets in Singapore of $11.6 million. At December 31, 2003 and 2002, all assets are in Japan.

(17)	At December 31, 2004, includes assets in Mexico of $31.6 million and assets in Canada of $51.3 million. At December 31, 2003 and 2002, all assets are in Mexico.

(18)	At December 31, 2004, includes assets in Japan of $223.0 million, in China of $28.4 million and assets in Singapore of $1.9 million. At December 31, 2003 and 2002, all assets are in Japan.

13.	Supplemental Cash Flow Information:
      Non-cash investing and financing activities for the years ended December 31, 2004, 2003 and 2002 are as follows:

•	ProLogis received $115.5 million, $55.8 million and $67.3 million of equity interests in property funds from the contribution of properties to these property funds during 2004, 2003 and 200, respectively.

•	Net foreign currency translation adjustments of $63.3 million $101.2 million and $111.0 million were recognized in 2004, 2003 and 2002, respectively.

•	Limited partnership units aggregating $0.9 million, $0.4 million and $1.5 million were converted into Common Shares in 2004, 2003 and 2002, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	During 2004, 2003, and 2002, ProLogis capitalized portions of the total cost of its share-based compensation awards of $4.7 million, $5.0 million and $4.1 million, respectively, to the investment basis of its real estate assets.

•	As partial consideration for certain property contributions, ProLogis received: (i) $23.4 million and $24.9 million in the form of notes receivable from ProLogis North American Properties Fund V in 2004 and 2003, respectively, ($20.2 million outstanding at December 31, 2004); (ii) a $21.4 million note receivable from ProLogis Japan Properties Fund in December 2003, which was repaid in January 2004; (iii) a $50.9 million note from a third party (all of which was outstanding at December 31, 2004); and (iv) the assumption of an outstanding mortgage note in the amount of $14.5 million by ProLogis North American Properties Fund VII.

•	On October 23, 2002, ProLogis acquired the voting common stock of ProLogis Logistics and began presenting its investment in ProLogis Logistics on a consolidated basis. Prior to this change in reporting method, ProLogis’ investment in ProLogis Logistics was presented under the equity method. See Notes 2 and 5. At October 23, 2002, ProLogis’ investment in ProLogis Logistics was $85.5 million. ProLogis Logistics had total assets of $117.3 million, liabilities to third parties of $17.7 million, minority interest liability to ProLogis of $99.6 million and net equity of ($31,000) at October 23, 2002.

•	On July 1, 2002, ProLogis acquired the voting membership interests in Kingspark LLC. Kingspark LLC owned the voting common stock of Kingspark S.A. Consequently, ProLogis began presenting its investments in both Kingspark S.A. and Kingspark LLC on a consolidated basis. Prior to this change in reporting method, ProLogis’ investments in Kingspark LLC and Kingspark S.A. were presented under the equity method. See Notes 2 and 5. At June 30, 2002, ProLogis’ combined investments in Kingspark LLC and Kingspark S.A. were $510.1 million (net of amounts deferred related to the portion of gains that do not qualify for current income recognition of $19.5 million — see Note 5). Kingspark S.A. and Kingspark LLC had combined total assets of $644.0 million; combined liabilities to third parties of $114.1 million (including $31.4 million of line of credit borrowings); combined minority interest liability to ProLogis of $529.6 million (including loans of $429.7 million) and net equity of $0.3 million at July 1, 2002.

•	ProLogis assumed $37.2 million of secured debt in connection with the acquisition of properties in 2002.
      See also the discussion of the Keystone Transaction in Note 3.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Selected Quarterly Financial Data (Unaudited):
      Selected quarterly financial data (in thousands of U.S. dollars, except for per share amounts) for 2004 and 2003 is as follows:

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,	Total

2004:
Rental income	$137,543	$137,202	$134,940	$134,978	$544,663

Total revenues	$150,332	$149,581	$148,244	$149,982	$598,139

Total gains, net (CDFS business assets)	$27,158	$53,488	$53,954	$42,367	$176,967

Operating income	$77,820	$103,305	$101,030	$83,967	$366,122

Earnings before certain net gains and net foreign currency exchange gains (expenses/losses)	$47,547	$73,576	$73,183	$58,712	$253,018
Gains recognized on dispositions of certain non-CDFS business assets, net	—	6,072	—	—	6,072
Gains on partial dispositions of investments in property funds	—	3,328	—	—	3,328
Foreign currency exchange gains (expenses/losses), net	3,313	7,912	(1,343)	4,804	14,686
Total income tax expense	(4,953)	(10,630)	(14,570)	(13,409)	(43,562)

Earnings from continuing operations	45,907	80,258	57,270	50,107	233,542
Discontinued operations	8,511	5,391	28,842	(43,491)	(747)

Net earnings	54,418	85,649	86,112	6,616	232,795
Less preferred share dividends	6,684	6,354	6,354	6,354	25,746
Less excess of redemption values over carrying value of preferred shares redeemed	4,236	—	—	—	4,236

Net earnings attributable to Common Shares	$43,498	$79,295	$79,758	$262	$202,813

Net earnings attributable to Common Shares per share — Basic	$0.24	$0.44	$0.44	$—	$1.11

Net earnings attributable to Common Shares per share — Diluted	$0.23	$0.42	$0.42	$—	$1.08

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,	Total

2003:
Rental income	$141,477	$136,452	$132,154	$132,757	$542,840

Total revenues	$151,526	$148,435	$144,180	$145,232	$589,373

Total gains, net (CDFS business assets)	$30,742	$29,584	$25,083	$41,117	$126,526

Operating income	$87,867	$87,196	$78,203	$89,048	$342,314

Earnings before certain net gains and net foreign currency exchange gains (expenses/losses)	$52,825	$62,466	$8,720	$74,786	$198,797
Gains (losses) recognized on dispositions of certain non-CDFS business assets, net	383	3,207	(216)	(1,736)	1,638
Gains on partial dispositions of investments in property funds	—	—	—	74,716	74,716
Foreign currency exchange gains (expenses/losses), net	(5,102)	(3,669)	(1,970)	154	(10,587)
Total income tax expense	(1,507)	(6,638)	(3,653)	(3,576)	(15,374)

Earnings from continuing operations	46,599	55,366	2,881	144,344	249,190
Discontinued operations	286	294	419	486	1,485

Net earnings	46,885	55,660	3,300	144,830	250,675
Less preferred share dividends	8,179	8,179	7,092	7,035	30,485
Less excess of redemption values over carrying values of preferred shares redeemed	—	—	3,587	4,236	7,823

Net earnings (loss) attributable to Common Shares	$38,706	$47,481	$(7,379)	$133,559	$212,367

Net earnings (loss) attributable to Common Shares per share — Basic	$0.22	$0.27	$(0.04)	$0.74	$1.18

Net earnings (loss) attributable to Common Shares per share — Diluted	$0.21	$0.26	$(0.04)	$0.71	$1.16

      ProLogis disposed of 20 properties in 2004 that met the criteria to be presented as discontinued operations. Rental income, rental expenses and depreciation expense attributable to these properties for the three-month periods ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in ProLogis’ Quarterly Reports on Form 10-Q for those quarterly periods and for the three-month periods in 2003 as reported in ProLogis’ 2003 Annual Report on Form 10-K have been restated to reflect the classification of these properties as discontinued operations for all applicable periods.
      In order to conform to the presentation adopted in the fourth quarter of 2003 to reflect rental expense recoveries from customers as a part of rental income rather than as a reduction to rental expenses, rental income amounts for the three-month periods ended March 31, 2003, June 30, 2003, September 30, 2003 as

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported in ProLogis’ Quarterly Reports on Form 10-Q for those quarterly periods are presented after reclassification. This adjustment has no effect on ProLogis’ net earnings attributable to Common Shares for these periods.

15.	Long-Term Compensation:

Incentive Plan and Outside Trustees Plan
      The Incentive Plan includes a share option plan, a restricted share unit plan and a performance share plan. No more than 22,410,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. Common Shares may be awarded under the Incentive Plan through 2007. Additionally, ProLogis has 500,000 Common Shares authorized for issuance under the Outside Trustees Plan. At December 31, 2004, 3,900,000 Common Shares remain to be issued under the Incentive Plan and 282,000 Common Shares remain to be issued under the Outside Trustees Plan. Of the total available for future awards under the Incentive Plan, 3,083,000 Common Shares can only be awarded in the form of share options and 817,000 Common Shares can only be awarded in other forms as allowed under the Incentive Plan, excluding share options.

Share Options
      ProLogis has granted various share options under the Incentive Plan and the Outside Trustees Plan. Share options issued under the Incentive Plan and the Outside Trustees Plan provide for graded vesting at various rates over periods from one to 10 years, subject to certain conditions. Each share option is exercisable into one Common Share. Share options outstanding at December 31, 2004 were as follows:

				Weighted
				Average
	Number of		Expiration	Remaining
	Options	Exercise Price(1)	Date	Life

Outside Trustees Plan(2)(3)	120,000	$19.75-$27.56	2009-2013	6.7 years
Share option plan(4):
1997 grants(5)	128,894	$21.21875	2007	2.7 years
1998 grants(5)	787,620	$20.9375-$21.0937	2008	3.8 years
1999 grants(5)	757,612	$17.1875-$18.625	2009	4.7 years
2000 grants(5)	765,617	$21.75-$24.25	2010	5.7 years
2001 grants(6)	970,638	$20.675-$22.02	2011	6.7 years
2002 grants(7)	1,336,175	$21.89-$24.755	2012	7.7 years
2003 grants(7)	1,722,104	$24.905-$31.265	2013	8.7 years
2004 grants(7)	2,101,271	$29.41-$41.505	2014	9.7 years
Associated with Common Shares purchased by employees(8):
1997 grants	74,566	$21.21875	2007	2.7 years
2002 grants	138,421	$24.643	2007	2.7 years

Total	8,902,918

(1)	The exercise price is equal to the average of the high and low market prices on the date of grant for each issuance.

(2)	Share options granted generally vest over a four-year period.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The holders of share options granted before 2001 earn dividend equivalent units (“DEU”) each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. The holders of share options granted in 2001 earn DEUs only through the vesting period of the underlying share option and the holders of share options granted in 2002 and later do not earn DEUs.

(4)	Share options granted in 1997 vested over a five-year period while other share options granted generally vest over a four-year period.

(5)	The holders of these share options earn DEUs each year until the earlier of the date the underlying share option is exercised or the end of the year prior to the expiration date of the underlying share option.

(6)	The holders of these share options earn DEUs each year until the earlier of the date the underlying share option is exercised or the end of the vesting period of the underlying share option.

(7)	The holders of these share options do not earn DEUs.

(8)	In September 1997, certain employees of ProLogis purchased Common Shares at a price of $21.21875 per share. ProLogis financed 95% of the total price ($27.3 million) of the 1,356,834 Common Shares purchased through ten-year, recourse notes to the participants. For each Common Share purchased, participants were granted two options each to purchase one Common Share for $21.21875. In November 2002, ProLogis repurchased the 393,602 Common Shares that were outstanding from the 1997 employee purchases for $24.643 per share. The employees who sold their Common Shares to ProLogis used the $9.7 million of proceeds that they received from the sales of their Common Shares to repay all of the outstanding amounts due on their notes. As incentive to allow ProLogis to repurchase these Common Shares, ProLogis issued 587,793 share options, each to purchase one Common Share for $24.643 to the employees.
      The weighted average fair value of the share options granted under the Incentive Plan to ProLogis’ employees and granted under the Outside Trustees Plan during 2004 was $5.10 per option. The activity with respect to ProLogis’ share options is presented below for the periods indicated.

		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Options	Exercise
	Options	Price	Exercisable	Price

Balance at December 31, 2001	9,090,860	$21.04	4,190,723	$20.80

Granted/ Sold	2,490,311	$24.69
Exercised	(1,203,603)	$20.44
Forfeited	(1,060,238)	$21.63

Balance at December 31, 2002	9,317,330	$22.08	5,098,573	$21.39

Granted	1,991,055	$29.95
Exercised	(989,730)	$21.83
Forfeited	(442,117)	$22.74

Balance at December 31, 2003	9,876,538	$23.72	5,489,352	$21.63

Granted	2,107,771	$34.98
Exercised	(2,751,569)	$22.30
Forfeited	(329,822)	$26.16

Balance at December 31, 2004	8,902,918	$26.73	4,147,949	$22.47

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Restricted Share Units
      Restricted share units (“RSU”) in the form of Common Shares are granted at a rate of one Common Share per RSU from time to time to employees of ProLogis. The RSUs are valued on the grant date based upon the market price of a Common Share on that date. ProLogis recognizes the value of the RSUs granted over the applicable vesting period as compensation expense.
      Additional information with respect to ProLogis’ RSUs includes:

•	There were 706,325 RSUs outstanding at December 31, 2004 with a total value of $17.7 million. Of the RSUs outstanding, 361,875 RSUs were vested with the remaining 344,450 RSUs scheduled to vest through December 31, 2008 (100,858 in each of 2005, 2006 and 2007 with the remainder in 2008).

•	Of the total value of the RSUs outstanding, ProLogis had recognized $9.2 million as compensation expense through December 31, 2004 with the remainder scheduled to be recognized as compensation expense through December 31, 2008 ($2.6 million in each of 2005, 2006 and 2007 with the remainder in 2008).

•	Activity in 2004 included new RSU grants (4,450 at a total value of $0.2 million) and RSU exercises (1,875).
      Performance Share Plan
      Under the performance share plan, certain employees are granted performance share awards (“PSA”). The grants are based on performance criteria established in advance for each employee eligible for the grant. If, based on the performance criteria, a PSA is earned, the recipient must continue to be employed by ProLogis for two years before any portion of the grant is vested. The PSAs carry no voting rights during this two-year waiting period but do earn DEUs, which are vested at the end of the two-year waiting period. The PSAs are valued on the grant date, generally December 31st, based upon the market price of a Common Share on that date. ProLogis recognizes the value of the PSAs granted over the two-year vesting period as compensation expense. For the PSAs that were earned on December 31, 2003 and 2002, ProLogis gave certain employees the option to receive their award in the form of Common Shares or in cash. When cash is paid in settlement of vested PSAs, ProLogis recognizes any excess of the total amount of cash paid over the original value of the award as additional expense at the time the payment is made.
      Additional information with respect to ProLogis’ PSAs includes:

•	There were 811,000 PSAs outstanding at December 31, 2004 with an original value of $27.8 million. Of the PSAs outstanding, 242,050 PSAs with a total value of $6.1 million were fully vested at December 31, 2004 and were distributed in the form of Common Shares to employees in January 2005.

•	Of the PSAs outstanding at December 31, 2004 that had not vested, 260,500 PSAs with a total value of $8.3 million are scheduled to vest on December 31, 2005. The remaining 308,450 PSAs outstanding at December 31, 2004 with an original value of $13.4 million were granted on that date and are scheduled to vest on December 31, 2006.

•	The total value of the vested PSAs at December 31, 2004 had been recognized as compensation expense by ProLogis as of that date. Through December 31, 2004, ProLogis had recognized compensation expense with respect to $4.2 million of the $8.3 million original value of the PSAs scheduled to vest at December 31, 2005. The remaining $4.1 million of value is scheduled to be recognized as compensation expense in 2005.

•	The PSAs granted in 2004 will be expensed in 2005 and 2006 ($6.7 million in each year).
      Dividend Equivalent Units

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      DEUs in the form of Common Shares are earned at a rate of one Common Share per DEU for certain share options, RSUs and PSAs. The DEUs are valued on the grant date, generally December 31st, based on the market price of the Common Shares on that date. ProLogis recognizes the value as compensation expense over the vesting period of the underlying share award. Beginning in 2002, share options granted do not earn DEUs. Of the total RSUs outstanding, 167,500 RSUs do not earn DEUs, but do receive cash dividends at ProLogis’ current Common Share annual distribution rate. All PSAs earn DEUs.
      ProLogis had 1,128,000 DEUs with a total value of $32.5 million outstanding at December 31, 2004. Of the total DEUs outstanding, 1,080,000 were vested with the remaining 48,000 DEUs scheduled to vest in 2005. Of the total value of DEUs outstanding, $30.8 million had been recognized as compensation expense through December 31, 2004. The remaining $1.7 million of compensation expense is scheduled to be recognized in 2005.

Other Plans
      ProLogis has a 401(k) Savings Plan and Trust (“401(k) Plan”), that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees’ annual compensation (within the statutory compensation limit). A total of 190,000 Common Shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed Common Shares is based on the employees’ years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2004, no Common Shares have been issued under the 401(k) Plan. All of ProLogis’ matching contributions have been made with Common Shares purchased by ProLogis in the open market.
      ProLogis has a Nonqualified Savings Plan to provide benefits for certain employees. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. ProLogis will match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. The matching account will vest in the same manner as the 401(k) Plan. For both the 401(k) Plan and the Nonqualified Savings Plan, ProLogis’ expense under the matching provisions was $0.5 million, $0.6 million and $0.5 million for 2004, 2003 and 2002, respectively.

16.	Related Party Transactions:

Transactions with Related Parties
      ProLogis paid a fee of $4.1 million to an affiliate of Macquarie Bank related to capital raised by ProLogis European Properties Fund in 2003. Macquarie Bank has an ownership interest in the manager of ProLogis-Macquarie Fund. See Note 5.

Transactions with Chairman

Investments
      ProLogis invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Code. Third parties, including entities in which ProLogis’ former shareholder held non-voting ownership interests, held the voting ownership common stock of these companies. The Code was amended in 2001 to allow ProLogis to have a voting ownership interest in these types of entities. ProLogis began negotiations to acquire the voting ownership interests in these entities in 2000. Before the acquisitions were completed it was determined that some state income tax laws governing REITs would not be changed to coincide with the amendments to the Code. Therefore, CSI/Frigo LLC and Kingspark LLC, limited liability companies in which K. Dane Brooksher, ProLogis’ Chairman of the Board and former Chief Executive

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Officer, owned the voting membership interests, acquired the voting ownership interests in TCL Holding, ProLogis Logistics and Kingspark S.A. from the third parties.
      Prior to December 31, 2004, ProLogis directly or indirectly acquired Mr. Brooksher’s ownership interests in ProLogis Logistics and Kingspark S.A. Therefore, Mr. Brooksher’s only remaining ownership interest at December 31, 2004 is in TCL Holding S.A., through his membership interest in CSI/Frigo LLC. See Notes 2 and 5.
      CSI/Frigo LLC is a limited liability company that owns 100% of the voting common stock of TCL Holding, representing 5% of its net earnings or losses. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and Mr. Brooksher owns the remaining 11% of the membership interests (all voting) and is the managing member of CSI/Frigo LLC. Through a participating note agreement between ProLogis and CSI/Frigo LLC, ProLogis can recognize 95% of the net earnings or losses of CSI/Frigo LLC. Mr. Brooksher’s membership interest in CSI/Frigo LLC entitles him to an effective interest in the earnings or losses of TCL Holding of 0.25%. Mr. Brooksher may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher’s membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member.
      Mr. Brooksher also owns the voting common stock of two technology entities in which ProLogis owns the non-voting common stock. Through this ownership, Mr. Brooksher was entitled to receive dividends equal to 2% of the net cash flow of each entity as defined, if any, and a 2% interest in the net earnings or losses of each entity. Mr. Brooksher contributed non-recourse promissory notes to these entities in the aggregate amount of $1.2 million in exchange for his ownership interest. The notes are payable in July 2005 ($1.1 million), in September 2005 ($71,429) and January 2006 ($51,020) and bear interest at 8% per annum. Neither entity ever made any distributions to either Mr. Brooksher or ProLogis and both entities have ceased operations. ProLogis wrote its investments in each entity to zero in 2001 and 2002. See Note 5.

Loans
      During 2002, Mr. Brooksher’s outstanding loan associated with the purchase of Common Shares in 1997 under a loan plan that ProLogis offered to certain of its employees was fully repaid through a $1.0 million cash payment and the repurchase of 33,253 Common Shares from Mr. Brooksher. See Note 9.

Transactions with Other Senior Officers
      Entities in which Irving F. Lyons, III, ProLogis’ Vice Chairman and former Chief Investment Officer, has ownership interests, owned 2,459,183 of the outstanding limited partnership units in ProLogis Limited Partnership-I at December 31, 2004 or 17.1% of ProLogis Limited Partnership-I’s total units outstanding at December 31, 2004. Mr. Lyons’ effective ownership in ProLogis Limited Partnership-I was 1.8% at December 31, 2004. See Note 8.
      At December 31, 2004, Jeffrey H. Schwartz, ProLogis’ Chief Executive Officer owned all of the limited partnership units in ProLogis Limited Partnership-III and in ProLogis Limited Partnership-IV (4.82% of ProLogis Limited Partnership-III’s total units outstanding at December 31, 2004 and 1.02% of ProLogis Limited Partnership-IV’s total units outstanding at December 31, 2004). See Note 8.
17.     Financial Instruments:

Fair Value of Financial Instruments
      The following estimates of the fair value of financial instruments have been determined by ProLogis using available market information and valuation methodologies believed to be appropriate for these purposes.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that ProLogis would realize upon disposition.
      At December 31, 2004 and 2003, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses and construction costs payable were representative of their fair values due to the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit and short-term borrowings balances outstanding approximate their fair values as of those dates since the interest rates on the lines of credit and short-term borrowings are based on current market rates. At December 31, 2004 and 2003, the fair values of ProLogis’ senior notes, secured debt (including mortgage notes and securitized debt) and assessment bonds have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair values of ProLogis’ senior notes, secured debt and assessment bonds from the carrying values in the table below are the result of differences in the interest rates that were available to ProLogis at December 31, 2004 and 2003 from the interest rates that were in effect when the debt was issued. The senior notes and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at the lower rates exceed the benefit that would be derived from doing so.
      At December 31, 2004 and 2003, the fair values of ProLogis’ derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers. As ProLogis marks its derivative financial instruments to market, their fair values are the same as their carrying values. At December 31, 2004, the carrying value of the interest rate swap contract (the only outstanding derivative contract) is reflected as a component of other liabilities. At December 31, 2003, the carrying values of the foreign currency put option contracts and the interest rate swap contracts are reflected as a component of other assets and the carrying value of the foreign currency forward contract is reflected as a component of other liabilities.
      The following table reflects the carrying amounts and estimated fair values of ProLogis’ financial instruments as of the periods indicated (in thousands of U.S. dollars):

	December 31,

	2004		2003

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior notes	$1,962,316	$2,140,647	$1,776,789	$1,978,165
Secured debt and assessment bonds:
Mortgage notes and securitized debt	$484,892	$534,560	$506,659	$558,570
Assessment bonds	6,751	7,318	7,753	8,517

Total secured debt and assessment bonds	$491,643	$541,878	$514,412	$567,087

Derivative financial instruments:
Foreign currency put option contracts	$—	$—	$167	$167
Foreign currency forward contract	$—	$—	$(367)	$(367)
Interest rate swap contracts	$(1,101)	$(1,101)	$87	$87

Derivative Financial Instruments
      ProLogis uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. ProLogis does not use derivative financial instruments for trading purposes.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table summarizes the activity in ProLogis’ derivative contracts for the years ended December 31, 2004, 2003 and 2002 (in millions of U.S. dollars):

		Foreign Currency
	Foreign Currency	Forward	Interest
	Put Options(1)	Swap(2)	Rate Swaps(3)

Notional amounts at December 31, 2001	$65.5	$—	$—
New contracts	56.3	—	—
Matured or expired contracts	(65.7)	—	—

Notional amounts at December 31, 2002	$56.1	$—	$—
New contracts	110.9	47.4	94.7
Matured or expired contracts	(109.1)	—	—

Notional amounts at December 31, 2003	57.9	47.4	94.7
New contracts	19.6	71.8	190.9
Matured or expired contracts	(77.5)	(119.2)	(235.6)

Notional amounts at December 31, 2004	$—	$—	$50.0

(1)	The foreign currency put option contracts are paid in full at execution and are related to ProLogis’ operations in Europe and Japan. The put option contracts provide ProLogis with the option to exchange euro, pound sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts represent the U.S. dollar equivalent of put option contracts with notional amounts of 28.4 million euro, 7.7 million pound sterling and 874.4 million yen at December 31, 2003 and with notional amounts of 38.7 million euro and 9.6 million pound sterling at December 31, 2002.

These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through results of operations at the end of each period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds are recognized as a gain. ProLogis recognized aggregate expense of $0.6 million, $2.7 million and $4.4 million in 2004, 2003 and 2002, respectively, on various put option contracts. The amounts recognized include mark-to-market gains of $1.5 million in 2004 and $0.2 million in 2003 and mark-to-market losses of $1.4 million in 2002. See Note 2.

(2)	The foreign currency forward swap contracts were designated as a net investment hedge of certain of ProLogis’ investments in Europe and allowed ProLogis to sell euro at a fixed exchange rate to the U.S. dollar. The aggregate notional amount of these contracts was 97.5 million euro (the currency equivalent

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $119.2 million at settlement in April 2004). These contracts qualified for hedge accounting treatment and ProLogis recognized the total increase in value of the contracts of $1.7 million in other comprehensive income in shareholders’ equity in April 2004 and settled the contracts.

(3)	In 2003 and 2004, ProLogis entered into forward-starting interest rate swap contracts with an aggregate notional amount of $185.6 million related to the anticipated issuance of the Euro Notes (see Note 7). The contracts, designated as cash flow hedges, allowed ProLogis to fix a portion of the interest rate associated with the seven-year Euro Notes that were issued in April 2004. These contracts qualified for hedge accounting treatment and ProLogis recognized a total decrease in value of $5.6 million in other comprehensive income in shareholders’ equity upon settlement of the contracts. The amount reported in other comprehensive income related to these contracts is being reclassified to interest expense as interest payments are made on the Euro Notes. Through December 31, 2004, $0.5 million of expense had been reclassified.

In July 2004, ProLogis entered into two forward-starting interest rate swap contracts, each with a notional amount of $50.0 million, related to an anticipated transaction. The contracts were designated as cash flow hedges. The contracts, which qualified for hedge accounting treatment, allowed ProLogis to fix a portion of the interest rate associated with a debt instrument forecasted to be issued for a five-year period. As of December 31, 2004, the anticipated transaction had not been completed. One contract was terminated in August 2004 and ProLogis recognized $0.3 million of expense upon termination. ProLogis recognized a mark-to-market adjustment of $1.1 million in other comprehensive income in shareholders’ equity at December 31, 2004 representing the decrease in value of the outstanding contract. This amount will be reclassified to interest expense as interest payments are made on the forecasted debt instrument. ProLogis will reclassify a total of $0.9 million from other comprehensive income to interest expense in 2005 associated with this interest rate swap contract and four other contracts that have received hedge accounting treatment. ProLogis is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of four months.

18.	Commitments and Contingencies:

Environmental Matters
      All of the properties acquired by ProLogis were subjected to environmental reviews by either ProLogis or the predecessor owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability (including any asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis’ business, financial condition or results of operations. Further, ProLogis is not currently aware of any environmental liability (including any asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis’ business, financial condition or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders
  ProLogis:
      Under date of March 14, 2005, we reported on the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of ProLogis’ management. Our responsibility is to express an opinion on Schedule III based on our audits.
      In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Los Angeles, California
March 14, 2005

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands of U.S. dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Operating Properties(d)
North American Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(e)	5,582	3,047	26,034	6,276	28,387	34,663	(8,493)	1996, 1997
Atlanta West Distribution Center	20		6,771	34,785	15,115	6,773	49,898	56,671	(18,208)	1994, 1996
Breckenridge Distribution Center(d)	1		1,440	—	5,623	1,440	5,623	7,063	—	2001
Carter-Pacific Business Center	3		556	3,151	1,090	556	4,241	4,797	(1,591)	1995
Cedars Distribution Center	1		1,366	7,739	2,916	1,692	10,329	12,021	(2,062)	1999
Greenwood Industrial Center(d)	1		2,497	—	12,258	2,497	12,258	14,755	—	2001
International Airport Industrial Center	9	(f)	2,939	14,146	6,379	2,971	20,493	23,464	(6,842)	1994, 1995
LaGrange Distribution Center	1		174	986	566	174	1,552	1,726	(617)	1994
McDonough Distribution Center	1		1,507	19,000	3	1,507	19,003	20,510	(2,754)	2002
Northeast Industrial Center	4		1,109	6,283	2,230	1,050	8,572	9,622	(3,207)	1996
Northmont Industrial Center	1		566	3,209	945	566	4,154	4,720	(1,438)	1994
Olympic Industrial Center	2		698	3,956	2,313	757	6,210	6,967	(1,968)	1996
Peachtree Commerce Business Center	4	(f)	707	4,004	1,453	707	5,457	6,164	(1,977)	1994
Piedmont Court Distribution Center	2		885	5,013	2,297	885	7,310	8,195	(2,464)	1997
Plaza Industrial Center	1		66	372	161	66	533	599	(186)	1995
Pleasantdale Industrial Center	2		541	3,184	846	541	4,030	4,571	(1,494)	1995
Riverside Distribution Center	3		2,533	13,336	2,037	2,556	15,350	17,906	(3,061)	1999
South Royal Distribution Center	1		356	2,019	47	356	2,066	2,422	—	2002
Tradeport Distribution Center	3		1,464	4,563	6,870	1,480	11,417	12,897	(3,833)	1994, 1996
Weaver Distribution Center	2		935	5,182	1,438	935	6,620	7,555	(2,339)	1995
Westfork Industrial Center	10		2,483	14,115	2,683	2,485	16,796	19,281	(5,374)	1995

Total Atlanta, Georgia	80		35,175	148,090	93,304	36,270	240,299	276,569	(67,908)

Austin, Texas
Corridor Park Corporate Center	6		1,652	1,681	15,087	2,114	16,306	18,420	(5,425)	1995, 1996
Montopolis Distribution Center	1		580	3,384	1,183	580	4,567	5,147	(1,881)	1994
Rutland Distribution Center	2		460	2,617	521	462	3,136	3,598	(1,193)	1993
Southpark Corporate Center	7		1,946	—	14,506	1,946	14,506	16,452	(4,963)	1994, 1995, 1996

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Walnut Creek Corporate Center(d)	11		2,366	2,920	19,985	2,425	22,846	25,271	(6,858)	1994, 1995, 1996

Total Austin, Texas	27		7,004	10,602	51,282	7,527	61,361	68,888	(20,320)

Central New Jersey
Bellmawr Distribution Center	1		212	1,197	373	211	1,571	1,782	(273)	1999
Brunswick Distribution Center	2		870	4,928	2,045	870	6,973	7,843	(2,735)	1997
Clearview Distribution Center	1		2,232	12,648	525	2,232	13,173	15,405	(3,795)	1996
Cranbury Business Park(d)	1		566	—	4,732	566	4,732	5,298	—	2004
Kilmer Distribution Center	4	(e)	2,526	14,313	1,885	2,525	16,199	18,724	(4,775)	1996
Mt. Laurel Distribution Center	3		826	4,679	580	826	5,259	6,085	(1,047)	1999
National Distribution Center	2		513	2,908	1,247	513	4,155	4,668	(1,480)	1998
Pennsauken Distribution Center	3		376	2,132	346	383	2,471	2,854	(489)	1999

Total Central New Jersey	17		8,121	42,805	11,733	8,126	54,533	62,659	(14,594)

Charlotte, North Carolina
Barringer Industrial Center	3		308	1,746	768	309	2,513	2,822	(965)	1994
Bond Distribution Center	2		905	5,126	1,422	905	6,548	7,453	(2,311)	1994
Carowinds Distribution Center	1		3,600	20,400	—	3,600	20,400	24,000	(3,882)	1999
Charlotte Commerce Center	10	(e)	4,341	24,954	6,632	4,341	31,586	35,927	(12,193)	1994
Charlotte Distribution Center	9	(e)	4,578	—	25,712	6,096	24,194	30,290	(7,421)	1995, 1996, 1997, 1998
Charlotte Distribution Center South(d)	1		309	—	4,591	1,082	3,818	4,900	—	2001
Interstate North Business Park	2		535	3,030	1,003	536	4,032	4,568	(1,133)	1997
Northpark Distribution Center	2	(e)	1,183	6,707	1,268	1,183	7,975	9,158	(2,259)	1994, 1998

Total Charlotte, North Carolina	30		15,759	61,963	41,396	18,052	101,066	119,118	(30,164)

Chattanooga, Tennessee
Stone Fort Distribution Center	4		2,063	11,688	2,400	2,063	14,088	16,151	(4,503)	1994
Tiftonia Distribution Center	1		146	829	187	146	1,016	1,162	(338)	1995

Total Chattanooga, Tennessee	5		2,209	12,517	2,587	2,209	15,104	17,313	(4,841)

Chicago, Illinois
Addison Distribution Center	1		646	3,662	644	640	4,312	4,952	(1,398)	1997
Alsip Distribution Center	2	(g)	2,093	11,859	7,508	2,549	18,911	21,460	(7,629)	1997, 1999
Bedford Park Industrial Center(d)	1		776	4,332	—	776	4,332	5,108	—	2004
Bensenville Distribution Center	2		1,668	9,448	4,927	1,668	14,375	16,043	(5,277)	1997
Bloomingdale 100 Business Center(d)	1		359	—	7,816	1,629	6,546	8,175	—	2001

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Bolingbrook Distribution Center(d)	3		5,430	30,766	1,453	5,429	32,220	37,649	(5,357)	1999, 2003
Bridgeview Distribution Center	4		1,302	7,378	1,593	1,303	8,970	10,273	(2,830)	1996
Des Plaines Distribution Center	3		2,158	12,232	3,507	2,158	15,739	17,897	(5,040)	1995, 1996
Elk Grove Distribution Center	20	(f)(g)	7,689	43,568	10,998	7,688	54,567	62,255	(14,837)	1995, 1996, 1997, 1998, 1999
Elmhurst Distribution Center	1		713	4,043	805	713	4,848	5,561	(1,307)	1997
Glendale Heights Distribution Center	3		3,903	22,119	713	3,903	22,832	26,735	(4,543)	1999
Glenview Distribution Center	2	(f)(g)	1,156	6,550	1,201	1,156	7,751	8,907	(1,975)	1996, 1999
Itasca Distribution Center	3		1,613	9,143	967	1,613	10,110	11,723	(2,574)	1996, 1997, 1998
Lombard Distribution Center	1	(g)	1,170	6,630	261	1,170	6,891	8,061	(1,350)	1999
Mitchell Distribution Center	1	(f)	1,236	7,004	1,787	1,236	8,791	10,027	(2,932)	1996
North Avenue Distribution Center	2		3,201	—	8,959	2,047	10,113	12,160	(2,561)	1997, 1998
Northlake Distribution Center	1		372	2,106	640	372	2,746	3,118	(699)	1996
O’Hare Cargo Distribution Center(d)	3		6,246	—	20,563	8,604	18,205	26,809	(3,312)	1997, 2002
Pleasant Prairie Distribution Center	1		1,314	7,450	2,306	1,314	9,756	11,070	(1,486)	1999
ProLogis Park 57(d)	1		686	3,885	—	686	3,885	4,571	—	2004
Remington Lakes Distribution Center(d)	1		2,761	—	11,938	2,761	11,938	14,699	—	2001
Romeoville Distribution Center	2		1,104	6,258	266	1,104	6,524	7,628	(1,234)	1999
South Holland Distribution Center	2	(g)	1,156	6,550	709	1,156	7,259	8,415	(1,482)	1999
Woodale Distribution Center	1		263	1,490	366	263	1,856	2,119	(496)	1997

Total Chicago, Illinois	62		49,015	206,473	89,927	51,938	293,477	345,415	(68,319)

Cincinnati, Ohio
Airpark Distribution Center	2	(e)	1,128	—	11,612	1,715	11,025	12,740	(3,319)	1996
Capital Distribution Center I	4	(e)	1,750	9,922	3,333	1,750	13,255	15,005	(4,465)	1994
Capital Distribution Center II	5	(e)	1,953	11,067	3,549	1,953	14,616	16,569	(5,372)	1994
Capital Industrial Center I	10	(e)	1,039	5,885	3,639	1,104	9,459	10,563	(3,468)	1994, 1995
Constitution Distribution Center	1		1,465	8,301	497	1,465	8,798	10,263	(1,647)	1999
Dues Drive Distribution Center(d)	1		921	5,218	1,184	921	6,402	7,323	—	2003
Empire Distribution Center	3	(e)	529	2,995	1,736	529	4,731	5,260	(1,538)	1995
Fairfield Business Center(d)	1		348	1,971	310	381	2,248	2,629	—	2004
Fairfield Commerce Center(d)	1		1,558	8,831	—	1,558	8,831	10,389	—	2004
Fairfield Distribution Center	1		586	3,319	928	586	4,247	4,833	(7)	2002
Kentucky Drive Business Center	4		553	3,134	1,593	553	4,727	5,280	(1,712)	1997
Mosteller Distribution Center(d)	1		473	2,678	360	483	3,028	3,511	—	2004
Production Distribution Center	2		717	2,717	2,700	824	5,310	6,134	(1,337)	1994, 1998
Sharonville Distribution Center	3	(e)	1,761	—	12,203	2,424	11,540	13,964	(2,213)	1997, 1998

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Springdale Commerce Center	3		421	2,384	1,558	421	3,942	4,363	(1,464)	1996
Union Center Business Park(d)(h)	—		135	—	1,203	136	1,202	1,338	—	2001

Total Cincinnati, Ohio	42		15,337	68,422	46,405	16,803	113,361	130,164	(26,542)

Columbus, Ohio
Canal Pointe Distribution Center	1		1,237	7,013	77	1,237	7,090	8,327	(1,337)	1999
Capital Park South Distribution Center(d)	4	(e)	2,923	—	39,481	3,316	39,088	42,404	(6,440)	1996, 2004
Charter Street Distribution Center	1	(g)	1,245	7,055	112	1,245	7,167	8,412	(1,362)	1999
Columbus West Industrial Center(d)	4	(e)	1,112	6,299	1,952	1,112	8,251	9,363	(1,996)	1995, 2004
Corporate Park West(d)	3	(e)	1,079	6,117	1,344	1,079	7,461	8,540	(1,385)	1996, 2004
Fisher Distribution Center	1		1,197	6,785	2,307	1,197	9,092	10,289	(3,405)	1995
Foreign Trade Center I	5		6,527	36,989	4,619	6,991	41,144	48,135	(7,895)	1999
McCormick Distribution Center	5		1,664	9,429	3,193	1,664	12,622	14,286	(4,597)	1994
New World Distribution Center	1		207	1,173	1,820	207	2,993	3,200	(1,165)	1994
South Park Distribution Center	1		1,086	6,151	107	1,085	6,259	7,344	(1,201)	1999
Westbelt Business Center	2	(e)	465	2,635	917	465	3,552	4,017	(968)	1998

Total Columbus, Ohio	28		18,742	89,646	55,929	19,598	144,719	164,317	(31,751)

Dallas/ Fort Worth, Texas
Arlington Corporate Center(d)	2		2,135	—	9,760	2,148	9,747	11,895	—	2001
Carter Industrial Center	1		334	—	2,360	334	2,360	2,694	(785)	1996
Centerport Distribution Center	1		1,250	7,082	311	1,250	7,393	8,643	(1,400)	1999
Dallas Corporate Center(d)	11	(f)	5,714	—	34,902	6,013	34,603	40,616	(8,437)	1996, 1997, 1998, 1999
Enterprise Distribution Center	3		2,719	15,410	34	2,720	15,443	18,163	(2,940)	1999
Freeport Distribution Center	4		1,393	5,549	4,644	1,440	10,146	11,586	(2,589)	1996, 1997, 1998
Great Southwest Distribution Center	38	(f)(g)	17,638	87,170	11,843	16,179	100,472	116,651	(21,506)	1994, 1995, 1996, 1997, 1999, 2000, 2001, 2002
Great Southwest Industrial Center I	2	(f)	234	1,326	1,175	308	2,427	2,735	(832)	1995
Lone Star Distribution Center	1		512	2,896	320	511	3,217	3,728	(995)	1996
Northgate Distribution Center(d)	11	(g)	4,105	24,258	10,297	5,094	33,566	38,660	(7,762)	1994, 1996, 1999, 2001
Northpark Business Center	1		197	1,117	348	197	1,465	1,662	(516)	1995
Pinnacle Park Distribution Center(d)(i)	1		5,058	—	21,097	4,202	21,953	26,155	(1,373)	2001
Plano Distribution Center	7	(g)	3,915	22,186	687	3,915	22,873	26,788	(4,422)	1999
Redbird Distribution Center	2		1,095	6,212	1,120	1,096	7,331	8,427	(1,574)	1994, 1999

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Royal Commerce Center	4	(f)	1,975	11,190	2,731	1,974	13,922	15,896	(3,825)	1997
Royal Distribution Center	1		811	4,598	319	811	4,917	5,728	(545)	2001
Stemmons Distribution Center	1		272	1,544	598	272	2,142	2,414	(710)	1995
Stemmons Industrial Center	11		1,820	11,705	2,785	1,820	14,490	16,310	(4,643)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	7	(f)	4,453	27,346	1,299	4,405	28,693	33,098	(6,645)	1996, 1999, 2001
Valwood Business Center	4		1,884	10,676	1,059	1,884	11,735	13,619	(1,317)	2001
Valwood Distribution Center	7	(g)	4,430	25,101	1,024	4,431	26,124	30,555	(5,140)	1999

Total Dallas/ Fort Worth, Texas	120		61,944	265,366	108,713	61,004	375,019	436,023	(77,956)

Denver, Colorado
Denver Business Center(d)(j)	6		1,864	9,450	9,294	1,864	18,744	20,608	(5,502)	1992, 1994, 1996, 2001, 2002
Downing Distribution Center	1		—	3,877	98	—	3,975	3,975	(731)	1999
Havana Distribution Center	1		401	2,281	740	401	3,021	3,422	(1,343)	1993
Moline Distribution Center	1		327	1,850	676	327	2,526	2,853	(865)	1994
Moncrieff Distribution Center	1		314	2,493	808	314	3,301	3,615	(1,367)	1992
Pagosa Distribution Center	1		406	2,322	815	406	3,137	3,543	(1,296)	1993
Upland Distribution Center I(d)	7		1,427	5,710	13,782	1,449	19,470	20,919	(5,774)	1992, 1994, 1995, 2003
Upland Distribution Center II	6		2,456	13,946	3,362	2,489	17,275	19,764	(6,741)	1993, 1994

Total Denver, Colorado	24		7,195	41,929	29,575	7,250	71,449	78,699	(23,619)

El Paso, Texas
Billy the Kid Distribution Center	1		273	1,547	723	273	2,270	2,543	(847)	1994
Goodyear Distribution Center	1		511	2,899	720	511	3,619	4,130	(1,042)	1991
Northwestern Corporate Center(d)(k)	5		1,184	—	21,050	2,616	19,618	22,234	(4,598)	1992, 1993, 1994, 1997, 2003
Pan American Distribution Center(d)	1		196	1,110	502	196	1,612	1,808	—	2002
Vista Corporate Center	4		1,945	—	11,687	1,945	11,687	13,632	(3,909)	1994, 1995, 1996
Vista Del Sol Industrial Center	4	(g)	996	—	17,244	2,055	16,185	18,240	(4,972)	1995, 1997, 1998

Total El Paso, Texas	16		5,105	5,556	51,926	7,596	54,991	62,587	(15,368)

Fort Lauderdale/ Miami, Florida
Airport West Distribution Center	2		1,253	3,825	3,271	1,974	6,375	8,349	(1,618)	1995, 1998
CenterPort Distribution Center	3		2,083	11,806	632	2,083	12,438	14,521	(2,468)	1999
Copans Distribution Center	2		504	2,857	388	504	3,245	3,749	(996)	1997, 1998

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

North Andrews Distribution Center	1		698	3,956	101	698	4,057	4,755	(1,382)	1994
Port Lauderdale Distribution Center	2		896	—	7,867	2,205	6,558	8,763	(1,380)	1997
ProLogis Park I-595	2	(e)	1,998	11,326	59	1,998	11,385	13,383	(743)	2003

Total Fort Lauderdale/ Miami, Florida	12		7,432	33,770	12,318	9,462	44,058	53,520	(8,587)

Houston, Texas
Blalock Distribution Center(d)	2		595	3,370	847	595	4,217	4,812	—	2002
Brittmore Distribution Center	2		1,838	10,417	843	1,839	11,259	13,098	(2,520)	1999
Crosstimbers Distribution Center	1		359	2,035	779	360	2,813	3,173	(965)	1994
Hempstead Distribution Center	3		1,013	5,740	1,440	1,014	7,179	8,193	(2,699)	1994
I-10 Central Distribution Center	2		181	1,023	319	181	1,342	1,523	(575)	1994
I-10 Central Service Center	1		58	330	150	59	479	538	(218)	1994
Kempwood Business Center	4		1,746	9,894	1,460	1,746	11,354	13,100	(1,609)	2001
Perimeter Distribution Center	2		813	4,604	713	812	5,318	6,130	(1,080)	1999
Pine Forest Business Center	18	(f)	4,859	27,557	4,855	4,859	32,412	37,271	(11,439)	1993, 1994, 1995
Pine North Distribution Center	2		847	4,800	486	847	5,286	6,133	(1,192)	1999
Pine Timbers Distribution Center	2		2,956	16,750	2,046	2,956	18,796	21,752	(4,256)	1999
Pinemont Distribution Center	2		642	3,636	395	641	4,032	4,673	(912)	1999
Post Oak Business Center	15	(f)	3,005	15,378	5,628	3,005	21,006	24,011	(8,182)	1993, 1994, 1996
Post Oak Distribution Center	7	(f)	2,115	12,017	4,599	2,092	16,639	18,731	(7,203)	1993, 1994
South Loop Distribution Center	5		1,051	5,964	2,954	1,052	8,917	9,969	(3,606)	1994
Southland Distribution Center(d)	1		1,209	6,849	353	1,209	7,202	8,411	—	2002
Southwest Freeway Industrial Center	1		84	476	188	84	664	748	(298)	1994
West by Northwest Industrial Center(d)(l)	17		4,528	8,382	38,760	4,635	47,035	51,670	(13,691)	1993, 1994, 1995, 1996, 1997, 1998, 2003
White Street Distribution Center	1		469	2,656	474	469	3,130	3,599	(1,068)	1995

Total Houston, Texas	88		28,368	141,878	67,289	28,455	209,080	237,535	(61,513)

I-81 Corridor, Pennsylvania
Harrisburg Distribution Center	1		2,243	12,572	—	2,243	12,572	14,815	(159)	2004
Harrisburg Industrial Center	1		782	6,190	577	782	6,767	7,549	(469)	2002
Kraft Distribution Center	1		2,457	13,920	1	2,457	13,921	16,378	(2,649)	1999
Lehigh Valley Distribution Center	6		9,387	52,723	—	9,387	52,723	62,110	(665)	2004
Middleton Distribution Center	1	(g)	4,190	23,478	—	4,190	23,478	27,668	(297)	2004

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Northport Industrial Center	1		395	21,707	2,334	1,868	22,568	24,436	(1,485)	2002

Total I-81 Corridor, Pennsylvania	11		19,454	130,590	2,912	20,927	132,029	152,956	(5,724)

I-95 Corridor, New Jersey
Chester Distribution Center	1		548	5,320	—	548	5,320	5,868	(2,501)	2002
Meadowland Distribution Center	1		2,254	22,711	—	2,254	22,711	24,965	(7,073)	2002
Meadowland Industrial Center	8	(e)	5,676	32,167	14,190	5,677	46,356	52,033	(18,860)	1996, 1997, 1998

Total I-95 Corridor, New Jersey	10		8,478	60,198	14,190	8,479	74,387	82,866	(28,434)

Indianapolis, Indiana
Airport Business Center	2		600	3,406	5,337	933	8,410	9,343	(1,495)	1999
Eastside Distribution Center	2		1,204	6,820	911	1,274	7,661	8,935	(1,717)	1995, 1999
Logo Court Distribution Center	1		3,352	18,678	—	3,352	18,678	22,030	(237)	2004
North by Northeast Distribution Center	1		1,058	—	6,671	1,058	6,671	7,729	(2,024)	1995
Park 100 Industrial Center	25		10,751	60,928	11,933	10,649	72,963	83,612	(23,960)	1994, 1995, 1999
Park Fletcher Distribution Center	9		2,687	15,224	4,515	2,784	19,642	22,426	(6,485)	1994, 1995, 1996
Shadeland Industrial Center	3		428	2,431	1,980	428	4,411	4,839	(1,389)	1995

Total Indianapolis, Indiana	43		20,080	107,487	31,347	20,478	138,436	158,914	(37,307)

Kansas City, Kansas/ Missouri
44th Street Business Center	1		143	813	493	143	1,306	1,449	(444)	1996
Congleton Distribution Center	3		518	2,937	1,275	519	4,211	4,730	(1,491)	1994
Executive Park Distribution Center	1	(g)	258	1,463	420	258	1,883	2,141	(385)	1998
Lamar Distribution Center	1		323	1,829	1,068	323	2,897	3,220	(1,216)	1994
Macon Bedford Distribution Center	1		304	1,725	592	304	2,317	2,621	(854)	1996
Platte Valley Industrial Center	11	(g)	3,867	20,017	10,534	4,003	30,415	34,418	(10,324)	1994, 1997
Riverside Distribution Center	5		533	3,024	1,267	533	4,291	4,824	(1,793)	1994
Riverside Industrial Center	5		1,012	5,736	2,051	1,012	7,787	8,799	(2,889)	1994
Terrace & Lackman Distribution Center	1		285	1,615	794	285	2,409	2,694	(973)	1994

Total Kansas City, Kansas/ Missouri	29		7,243	39,159	18,494	7,380	57,516	64,896	(20,369)

Las Vegas, Nevada
Black Mountain Distribution Center	2		1,108	—	7,219	1,205	7,122	8,327	(1,849)	1997
Cameron Business Center	1	(g)	1,634	9,256	187	1,634	9,443	11,077	(1,815)	1999
Hughes Airport Center	1		876	—	3,284	910	3,250	4,160	(1,066)	1994
Las Vegas Corporate Center	7	(m)	4,677	—	22,250	4,775	22,152	26,927	(6,878)	1994, 1995, 1996, 1997

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Placid Street Distribution Center	1	(g)	2,620	14,848	39	2,620	14,887	17,507	(2,842)	1999
South Arville Center	1		1,440	8,160	125	1,440	8,285	9,725	(1,584)	1999
West One Business Center	4		2,468	13,985	1,315	2,468	15,300	17,768	(4,519)	1996

Total Las Vegas, Nevada	17		14,823	46,249	34,419	15,052	80,439	95,491	(20,553)

Los Angeles/ Orange County, California
Inland Empire Distribution Center	1		889	5,037	5,230	1,547	9,609	11,156	(1,977)	1999
Rialto Distribution Center(d)	1		7,478	—	20,111	7,479	20,110	27,589	—	2004

Total Los Angeles/ Orange County, California	2		8,367	5,037	25,341	9,026	29,719	38,745	(1,977)

Louisville, Kentucky
Airpark Commerce Center	4		1,583	8,971	4,922	1,583	13,893	15,476	(4,557)	1998
I-65 Meyer Distribution Center(d)	1		2,549	—	10,099	2,549	10,099	12,648	—	2004
Louisville Distribution Center	2		680	3,402	4,585	689	7,978	8,667	(2,075)	1995, 1998
Riverport Distribution Center	1	(g)	1,515	8,585	2,742	1,515	11,327	12,842	(1,700)	1999

Total Louisville, Kentucky	8		6,327	20,958	22,348	6,336	43,297	49,633	(8,332)

Memphis, Tennessee
Airport Distribution Center	20		7,160	40,573	10,373	7,160	50,946	58,106	(15,905)	1995, 1996, 1999
Centerpointe Distribution Center	3		2,497	14,151	1,455	2,497	15,606	18,103	(2,294)	2001
Delp Distribution Center	10	(g)	4,886	27,687	6,701	4,887	34,387	39,274	(10,333)	1995, 1997, 1999
Fred Jones Distribution Center	1		125	707	230	125	937	1,062	(363)	1994
Memphis Distribution Center(d)	2		1,931	10,943	620	1,931	11,563	13,494	(3)	2002
Memphis Industrial Center(d)	1		1,597	—	9,686	1,597	9,686	11,283	—	2001
Olive Branch Distribution Center	2	(g)	2,892	16,389	1,303	2,892	17,692	20,584	(3,512)	1999
Raines Distribution Center	1		1,635	9,264	3,734	1,635	12,998	14,633	(4,655)	1998
Southpark Distribution Center(d)	1		859	4,866	448	859	5,314	6,173	—	2003
Southwide Industrial Center	4		725	4,105	487	724	4,593	5,317	(911)	1999
Willow Lake Distribution Center	1	(g)	613	3,474	260	613	3,734	4,347	(750)	1999

Total Memphis, Tennessee	46		24,920	132,159	35,297	24,920	167,456	192,376	(38,726)

Nashville, Tennessee
Bakertown Distribution Center	2		463	2,626	591	463	3,217	3,680	(1,079)	1995
I-40 Industrial Center	4		1,711	9,698	1,204	1,712	10,901	12,613	(2,865)	1995, 1996, 1999
Interchange City Distribution Center(d)	15		6,661	30,357	12,281	7,414	41,885	49,299	(7,297)	1994, 1995, 1996, 1997, 1998, 2003

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Nashville/ I-24 Distribution Center	2	(g)	1,446	8,196	262	1,446	8,458	9,904	(1,040)	2001
Space Park South Distribution Center	15		3,499	19,830	6,954	3,500	26,783	30,283	(10,109)	1994

Total Nashville, Tennessee	38		13,780	70,707	21,292	14,535	91,244	105,779	(22,390)

Northern Ohio
Wingate Distribution Center	1		152	859	75	152	934	1,086	(305)	1994

Total Northern Ohio	1		152	859	75	152	934	1,086	(305)

Oklahoma City, Oklahoma
Melcat Distribution Center	1		240	1,363	1,054	241	2,416	2,657	(962)	1994
Meridian Business Center	2		195	1,109	862	195	1,971	2,166	(736)	1994
Oklahoma Distribution Center	3		893	5,082	1,744	894	6,825	7,719	(2,642)	1993

Total Oklahoma City, Oklahoma	6		1,328	7,554	3,660	1,330	11,212	12,542	(4,340)

Orlando, Florida
33rd Street Industrial Center	9		1,980	11,237	2,893	1,978	14,132	16,110	(4,727)	1994, 1995, 1996
Chancellor Distribution Center	1		380	2,156	1,193	381	3,348	3,729	(1,287)	1994
Consulate Distribution Center	3	(g)	4,148	23,617	625	4,148	24,242	28,390	(4,620)	1999
La Quinta Distribution Center	1		354	2,006	1,095	354	3,101	3,455	(1,026)	1994
Orlando Central Park	3		1,378	—	9,565	1,872	9,071	10,943	(2,135)	1997, 1998
Orlando Corporate Center(d)	2		1,214	—	6,264	1,214	6,264	7,478	—	2004
Princeton Oaks Distribution Center	1	(g)	900	5,100	9	900	5,109	6,009	(971)	1999
Titusville Industrial Center	1		283	1,603	158	283	1,761	2,044	(610)	1994

Total Orlando, Florida	21		10,637	45,719	21,802	11,130	67,028	78,158	(15,376)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,281	560	4,076	4,636	(1,604)	1994
Alameda Distribution Center	2		820	4,977	1,507	820	6,484	7,304	(2,236)	1992, 1998
Black Canyon Business Center	2		472	2,677	863	472	3,540	4,012	(684)	1999
Hohokam 10 Industrial Center	6		4,258	7,467	12,104	4,257	19,572	23,829	(5,361)	1996, 1999
I-10 West Business Center	3		263	1,525	518	262	2,044	2,306	(827)	1993
Kyrene Commons Distribution Center	3		2,369	5,475	483	1,093	7,234	8,327	(2,096)	1992, 1998, 1999
Kyrene Commons South Distribution Center	2		1,096	—	5,111	1,163	5,044	6,207	(1,269)	1998
Martin Van Buren Distribution Center	6		572	3,285	1,483	572	4,768	5,340	(1,851)	1993, 1994
Papago Distribution Center	1		420	2,383	290	421	2,672	3,093	(988)	1994

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Pima Distribution Center	1		306	1,742	1,056	306	2,798	3,104	(999)	1993
Watkins Distribution Center	1		242	1,375	387	243	1,761	2,004	(587)	1995

Total Phoenix, Arizona	29		11,321	33,758	25,083	10,169	59,993	70,162	(18,502)

Portland, Oregon
Argyle Distribution Center	3		946	5,388	876	946	6,264	7,210	(2,442)	1993
Columbia Distribution Center	2		550	3,121	873	550	3,994	4,544	(1,330)	1994
PDX Corporate Center East	2	(m)	1,785	—	7,016	2,100	6,701	8,801	(1,743)	1997
PDX Corporate Center North	7	(m)	2,405	—	11,053	2,542	10,916	13,458	(3,724)	1995, 1996
Wilsonville Corporate Center	6		2,963	—	12,578	2,965	12,576	15,541	(4,281)	1995, 1996

Total Portland, Oregon	20		8,649	8,509	32,396	9,103	40,451	49,554	(13,520)

Reno, Nevada
Golden Valley Distribution Center	2		560	—	10,579	2,036	9,103	11,139	(2,424)	1996, 1998
Meredith Kleppe Business Center	5		1,573	8,949	2,275	1,573	11,224	12,797	(4,254)	1993
Packer Way Business Center	3		458	2,604	921	458	3,525	3,983	(1,430)	1993
Packer Way Distribution Center	2		506	2,879	1,235	506	4,114	4,620	(1,743)	1993
Spice Island Distribution Center	1		435	2,466	1,183	435	3,649	4,084	(1,021)	1996
Vista Industrial Center	10	(g)	9,566	40,036	12,745	9,565	52,782	62,347	(8,403)	1994, 1995, 2001

Total Reno, Nevada	23		13,098	56,934	28,938	14,573	84,397	98,970	(19,275)

Salt Lake City, Utah
Centennial Distribution Center	2		1,149	—	8,837	1,149	8,837	9,986	(2,824)	1995
Clearfield Distribution Center	2		2,500	14,165	1,713	2,481	15,897	18,378	(5,070)	1995
Crossroads Corporate Center(d)	1		642	—	4,924	719	4,847	5,566	—	2000
Salt Lake International Distribution Center	2		1,367	2,792	8,926	1,364	11,721	13,085	(3,774)	1994, 1996

Total Salt Lake City, Utah	7		5,658	16,957	24,400	5,713	41,302	47,015	(11,668)

San Antonio, Texas
10711 Distribution Center	2		582	3,301	1,466	582	4,767	5,349	(1,898)	1994
City Park East Distribution Center(d)	3		1,002	5,676	658	1,002	6,334	7,336	—	2003
Coliseum Distribution Center	1		428	923	3,847	465	4,733	5,198	(1,923)	1994
Distribution Drive Center	1		473	2,680	921	473	3,601	4,074	(1,684)	1992
Downtown Distribution Center	1		241	1,364	633	241	1,997	2,238	(700)	1994
I-10 Central Distribution Center	1		223	1,275	308	240	1,566	1,806	(701)	1992
I-35 Business Center	4		663	3,773	1,419	662	5,193	5,855	(2,227)	1993
Landmark One Distribution Center	1		341	1,933	662	473	2,463	2,936	(891)	1994

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Macro Distribution Center(d)	4		1,929	10,937	1,410	1,929	12,347	14,276	(745)	1993, 2002
Perrin Creek Corporate Center (d)(n)	8		2,783	—	19,931	2,871	19,843	22,714	(3,120)	1995, 1996, 2003, 2004
San Antonio Distribution Center I	13		2,154	12,247	6,584	2,155	18,830	20,985	(8,030)	1992, 1993, 1994
San Antonio Distribution Center II	3		945	—	6,362	885	6,422	7,307	(2,396)	1994
San Antonio Distribution Center III	6		1,709	9,684	3,816	1,709	13,500	15,209	(4,631)	1996
Woodlake Distribution Center	2		248	1,405	724	248	2,129	2,377	(768)	1994

Total San Antonio, Texas	50		13,721	55,198	48,741	13,935	103,725	117,660	(29,714)

San Francisco (Central Valley), California
Central Valley Distribution Center(d)	4		6,935	34,316	2,127	6,935	36,443	43,378	(4,950)	1999, 2002
Central Valley Industrial Center	3		5,319	30,149	4,905	5,768	34,605	40,373	(5,183)	1999, 2002
Patterson Pass Business Center(d)	6		3,040	4,885	11,958	3,041	16,842	19,883	(4,076)	1993, 1997, 1998
Tracy Distribution Center(d)	1	(m)	2,802	6,539	—	2,802	6,539	9,341	—	2004

Total San Francisco (Central Valley), California	14		18,096	75,889	18,990	18,546	94,429	112,975	(14,209)

San Francisco (East Bay), California
Barrington Business Center	3		1,741	9,863	758	1,741	10,621	12,362	(2,114)	1999
East Bay Industrial Center	1		531	3,009	466	531	3,475	4,006	(1,334)	1994
Eigenbrodt Way Distribution Center	1	(g)	393	2,228	302	393	2,530	2,923	(998)	1993
Hayward Commerce Center	4		1,933	10,955	1,141	1,934	12,095	14,029	(4,496)	1993
Hayward Commerce Park	9		2,764	15,661	3,658	2,763	19,320	22,083	(7,585)	1994
Hayward Distribution Center	6	(g)	2,906	19,165	3,176	3,327	21,920	25,247	(8,465)	1993
Hayward Industrial Center	13	(g)	4,481	25,393	3,748	4,482	29,140	33,622	(10,959)	1993
San Leandro Distribution Center	3	(g)	1,387	7,862	1,107	1,388	8,968	10,356	(3,404)	1993

Total San Francisco (East Bay), California	40		16,136	94,136	14,356	16,559	108,069	124,628	(39,355)

San Francisco (South Bay), California
Bayside Business Center	2	(m)	2,088	—	4,668	2,089	4,667	6,756	(1,701)	1996
Bayside Corporate Center	7	(m)	4,365	—	17,298	4,365	17,298	21,663	(6,875)	1995, 1996
Bayside Plaza I	12	(m)	5,212	18,008	2,306	5,217	20,309	25,526	(7,611)	1993
Bayside Plaza II	2	(m)	634	—	3,219	634	3,219	3,853	(1,559)	1994
Gateway Corporate Center	11	(m)	7,575	24,746	6,178	7,575	30,924	38,499	(12,219)	1993, 1996
Mowry Business Center	4		5,933	—	19,213	7,815	17,331	25,146	(4,207)	1997, 1998
Overlook Distribution Center	1		1,573	8,915	29	1,573	8,944	10,517	(1,715)	1999

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Shoreline Business Center	8	(m)	4,328	16,101	1,144	4,328	17,245	21,573	(6,408)	1993
Shoreline Business Center II	2	(m)	922	—	4,942	922	4,942	5,864	(2,253)	1995
Spinnaker Business Center	12	(m)	7,043	25,220	3,137	7,043	28,357	35,400	(10,567)	1993
Thornton Business Center	5		3,988	11,706	6,465	3,989	18,170	22,159	(6,016)	1993, 1996
Trimble Distribution Center	5		2,836	16,067	2,714	2,837	18,780	21,617	(6,960)	1994

Total San Francisco (South Bay), California	71		46,497	120,763	71,313	48,387	190,186	238,573	(68,091)

Seattle, Washington
Andover East Business Center	2		535	3,033	454	535	3,487	4,022	(1,265)	1994
Fife Corporate Center	3		4,059	—	10,770	4,209	10,620	14,829	(3,064)	1996
Kent Corporate Center	2	(m)	2,882	1,987	9,588	3,216	11,241	14,457	(3,922)	1995
Park at Woodinville A	5	(g)	1,937	10,976	1,275	1,937	12,251	14,188	(2,530)	1999
Van Doren’s Distribution Center	2	(m)	2,473	—	9,174	2,860	8,787	11,647	(2,838)	1995, 1997

Total Seattle, Washington	14		11,886	15,996	31,261	12,757	46,386	59,143	(13,619)

St. Louis, Missouri
Earth City Industrial Center	8	(g)	3,375	19,144	5,567	3,375	24,711	28,086	(7,177)	1997, 1998
Hazelwood Distribution Center	2	(g)	847	4,802	492	848	5,293	6,141	(1,104)	1997, 1999
Westport Distribution Center	3	(g)	761	4,310	869	762	5,178	5,940	(1,391)	1997

Total St. Louis, Missouri	13		4,983	28,256	6,928	4,985	35,182	40,167	(9,672)

Tampa, Florida
Adamo Distribution Center	6		2,105	11,930	1,260	2,105	13,190	15,295	(1,749)	1995, 2001
Commerce Park Distribution Center	4		811	4,597	1,289	811	5,886	6,697	(2,281)	1994
Eastwood Distribution Center	1		122	690	121	122	811	933	(308)	1994
Lakeland Distribution Center	1		938	5,313	669	938	5,982	6,920	(2,215)	1994
Orchid Lake Industrial Center	1		41	235	24	41	259	300	(90)	1994
Plant City Distribution Center	1		206	1,169	259	206	1,428	1,634	(475)	1994
Sabal Park Distribution Center	8	(e)	3,180	10,364	12,902	3,516	22,930	26,446	(4,739)	1996, 1997, 1998, 2002
Silo Bend Distribution Center	4		2,887	16,358	2,970	2,887	19,328	22,215	(6,333)	1994
Silo Bend Industrial Center	1		525	2,975	717	525	3,692	4,217	(1,247)	1994
Tampa East Distribution Center	10		2,700	15,302	2,436	2,541	17,897	20,438	(6,486)	1994
Tampa East Industrial Center	2		332	1,880	451	332	2,331	2,663	(846)	1994

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Tampa West Distribution Center	15		3,273	18,659	3,885	3,318	22,499	25,817	(8,059)	1994, 1995
Tampa West Industrial Center	4		437	471	5,907	717	6,098	6,815	(1,741)	1994, 1996, 1998

Total Tampa, Florida	58		17,557	89,943	32,890	18,059	122,331	140,390	(36,569)

Tulsa, Oklahoma
52nd Street Distribution Center	1		340	1,924	359	340	2,283	2,623	(865)	1994
70th East Distribution Center	1		129	733	379	129	1,112	1,241	(407)	1994
Expressway Distribution Center	4		573	3,280	1,893	574	5,172	5,746	(2,118)	1993
Henshaw Distribution Center	3		500	2,829	448	500	3,277	3,777	(1,187)	1994

Total Tulsa, Oklahoma	9		1,542	8,766	3,079	1,543	11,844	13,387	(4,577)

Washington D.C./ Baltimore, Maryland
Airport Commons Distribution Center	2	(e)	2,320	—	9,759	2,360	9,719	12,079	(2,647)	1997
Ardmore Distribution Center	3		1,431	8,110	1,226	1,431	9,336	10,767	(3,313)	1994
Ardmore Industrial Center	2		984	5,581	1,071	984	6,652	7,636	(2,484)	1994
Concorde Industrial Center	4	(e)	1,538	8,717	1,981	1,538	10,698	12,236	(3,601)	1995
De Soto Business Park	5		1,774	10,055	4,407	1,774	14,462	16,236	(5,666)	1996
Eisenhower Industrial Center	3	(e)	1,240	7,025	1,586	1,240	8,611	9,851	(3,373)	1994
Fleet Distribution Center	8	(e)	3,198	18,121	2,411	3,115	20,615	23,730	(6,775)	1996
Gateway Distribution Center(d)	3		774	—	7,185	1,414	6,545	7,959	(731)	1998
Hampton Central Distribution Center	2		1,769	—	9,961	2,252	9,478	11,730	(2,469)	1996, 1997
Meadowridge Distribution Center	1	(e)	1,757	—	6,027	1,901	5,883	7,784	(1,108)	1998
Patapsco Distribution Center	1		270	1,528	1,283	270	2,811	3,081	(1,022)	1995
Sunnyside Industrial Center	3		1,541	8,733	1,994	1,541	10,727	12,268	(3,836)	1994
White Oak Distribution Center	1		3,986	24,107	7	3,986	24,114	28,100	(1,712)	2002

Total Washington D.C./ Baltimore, Maryland	38		22,582	91,977	48,898	23,806	139,651	163,457	(38,737)

Other
Valley Industrial Center (Brownsville, TX)	1		363	—	3,641	363	3,641	4,004	(832)	1997

Total Other	1		363	—	3,641	363	3,641	4,004	(832)

Mexico:
Juarez
Del Norte Industrial Center	1		1,041	7,827	635	1,381	8,122	9,503	(9)	2002
Los Aztecas Industrial Center	1		148	837	415	33	1,367	1,400	(247)	1999
Ramon Rivera Industrial Center	1		445	—	3,308	2,246	1,507	3,753	(243)	2000

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Rio Bravo Industrial Center	1		349	1,979	306	410	2,224	2,634	(298)	2001
Salvarcar Industrial Center(d)	6		2,892	—	12,387	3,503	11,776	15,279	(1,278)	1998, 1999, 2000, 2001, 2002

Total Juarez, Mexico	10		4,875	10,643	17,051	7,573	24,996	32,569	(2,075)

Monterrey
Monterrey Industrial Park(d)	6		4,890	3,785	11,586	5,061	15,200	20,261	(2,613)	1997, 1998, 2003
Ojo de Agua Industrial Center(d)	2		983	—	11,867	1,881	10,969	12,850	(1,582)	1998, 2001

Total Monterrey, Mexico	8		5,873	3,785	23,453	6,942	26,169	33,111	(4,195)

Reynosa
Colonial Industrial Center(d)	2		943	1,574	3,052	670	4,899	5,569	—	1999, 2000
Del Norte Industrial Center	2		809	—	6,818	1,065	6,562	7,627	(1,751)	1998
Pharr Bridge Industrial Center(d)	1		1,197	—	3,808	1,197	3,808	5,005	—	2004
Reynosa Industrial Center(d)	5		1,569	1,038	11,166	1,855	11,918	13,773	(2,632)	1997, 1998, 1999
Reynosa Industrial Center III(d)	1		589	—	5,635	589	5,635	6,224	—	2001
Villa Florida Industrial Center(d)	1		2,527	14,314	—	2,527	14,314	16,841	—	2004

Total Reynosa, Mexico	12		7,634	16,926	30,479	7,903	47,136	55,039	(4,383)

Tijuana
Tijuana Industrial Center(d)	3		4,260	—	8,421	4,259	8,422	12,681	—	1999, 2004

Total Tijuana, Mexico	3		4,260	—	8,421	4,259	8,422	12,681	—

Subtotal North American Markets	1,203		611,726	2,524,129	1,363,879	639,210	3,860,524	4,499,734	(984,308)

European Markets
France:
Central France
Orleans Distribution Center(d)	1		3,125	16,558	853	3,258	17,278	20,536	—	2004

Total Central France, France	1		3,125	16,558	853	3,258	17,278	20,536	—

East France
Metz Distribution Center(d)	1		1,070	6,500	408	1,126	6,852	7,978	—	2004

Total East France, France	1		1,070	6,500	408	1,126	6,852	7,978	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

North France
Le Havre Distribution Center(d)	1		206	—	15,628	221	15,613	15,834	—	2003

Total North France, France	1		206	—	15,628	221	15,613	15,834	—

South France
Isle d’Abeau Distribution Center(d)	2		3,336	15,068	10,729	4,294	24,839	29,133	—	2002

Total South France, France	2		3,336	15,068	10,729	4,294	24,839	29,133	—

Germany:
Rhine/ Main
Frankfurt Riederhof Distribution Center(d)	1		7,320	—	15,969	7,881	15,408	23,289	—	2003

Total Rhine/ Main, Germany	1		7,320	—	15,969	7,881	15,408	23,289	—

Rhine/ Ruhr
Krefeld Distribution Center(d)	1		2,143	—	11,108	2,771	10,480	13,251	—	2002

Total Rhine/ Ruhr, Germany	1		2,143	—	11,108	2,771	10,480	13,251	—

Poland:
South Poland
Bielsko Biala Distribution Center	1		1,547	1,742	1,061	1,917	2,433	4,350	(434)	2002

Total South Poland, Poland	1		1,547	1,742	1,061	1,917	2,433	4,350	(434)

Warsaw
Teresin Distribution Center(d)	1		1,504	—	11,175	1,504	11,175	12,679	—	2004

Total Warsaw, Poland	1		1,504	—	11,175	1,504	11,175	12,679	—

Spain:
Madrid
Alcala Distribution Center(d)	1		3,208	—	21,241	7,090	17,359	24,449	—	2002

Total Madrid, Spain	1		3,208	—	21,241	7,090	17,359	24,449	—

United Kingdom:
East Midlands
Drayton Fields Distribution Center(d)	1		2,513	—	10,641	2,772	10,382	13,154	—	2003
Kings Lynn Coldstore Distribution Center	1		16,435	5,325	2,294	18,197	5,857	24,054	(2,022)	2003

Total East Midlands, United Kingdom	2		18,948	5,325	12,935	20,969	16,239	37,208	(2,022)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

London and Southeast
Beddington Distribution Center(d)	2		12,198	16,288	8,959	14,852	22,593	37,445	—	2002
Dolphin Park Distribution Center(d)	1		4,475	7,192	3,782	5,444	10,005	15,449	—	2002
Gascoigne Road Barking Distribution Center(d)	2		7,668	—	14,947	8,392	14,223	22,615	—	2003
River Road Distribution Center(d)	1		20,397	—	25,491	20,397	25,491	45,888	—	2004
Weston Avenue Distribution Center(d)	1		6,172	4,620	5,039	7,488	8,343	15,831	—	2002

Total London and Southeast, United Kingdom	7		50,910	28,100	58,218	56,573	80,655	137,228	—

West Midlands
Bristol Coldstore Distribution Center	1		10,071	3,022	1,375	11,147	3,321	14,468	(1,317)	2003
Campbell Road Distribution Center(d)	1		7,391	—	11,201	7,391	11,201	18,592	—	2004
Fort Dunlop Distribution Center(d)	1		6,266	—	1,312	7,578	—	7,578	—	2002
Kingspark House Distribution Center	1		—	8,823	943	—	9,766	9,766	(1,140)	2003

Total West Midlands, United Kingdom	4		23,728	11,845	14,831	26,116	24,288	50,404	(2,457)

Subtotal European Markets	23		117,045	85,138	174,156	133,720	242,619	376,339	(4,913)

Asian Markets
Japan:
Osaka
Osaka Distribution Center(d)	1		44,013	—	125,522	44,013	125,522	169,535	—	2004

Total Osaka, Japan	1		44,013	—	125,522	44,013	125,522	169,535	—

Singapore:
Singapore
Changi South Distribution Center	1		—	11,599	—	—	11,599	11,599	—	2004

Total Singapore	1		—	11,599	—	—	11,599	11,599	—

Subtotal Asian Markets	2		44,013	11,599	125,522	44,013	137,121	181,134	—

Total Operating Properties(d)	1,228		772,784	2,620,866	1,663,557	816,943	4,240,264	5,057,207	(989,221)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Properties Under Development(o)
North American Markets:
United States:
Atlanta, Georgia
Greenwood Industrial Park	1		3,204	—	1,823	5,027	—	5,027	—	2004

Total Atlanta, Georgia	1		3,204	—	1,823	5,027	—	5,027	—

Central New Jersey
Exit 8A Distribution Center	1		12,672	—	7,906	20,578	—	20,578	—	2004

Total Central New Jersey	1		12,672	—	7,906	20,578	—	20,578	—

Chicago, Illinois
I-294 Distribution Center	2		2,118	—	8,291	10,409	—	10,409	—	2004

Total Chicago, Illinois	2		2,118	—	8,291	10,409	—	10,409	—

Cincinnati, Ohio
Airport West Distribution Center	1		3,237	—	3,318	6,555	—	6,555	—	2004

Total Cincinnati, Ohio	1		3,237	—	3,318	6,555	—	6,555	—

Denver, Colorado
ProLogis Park 70	1		1,742	—	115	1,857	—	1,857	—	2004

Total Denver, Colorado	1		1,742	—	115	1,857	—	1,857	—

Houston, Texas
Sugarland Corporate Center	3		2,534	—	7,889	10,423	—	10,423	—	2004

Total Houston, Texas	3		2,534	—	7,889	10,423	—	10,423	—

Las Vegas, Nevada
Las Vegas Corporate Center	1		1,388	—	857	2,245	—	2,245	—	2004

Total Las Vegas, Nevada	1		1,388	—	857	2,245	—	2,245	—

Los Angeles/ Orange County, California
Transpark Inland Empire Distribution Center	1		12,287	—	2,237	14,524	—	14,524	—	2004

Total Los Angeles/ Orange County, California	1		12,287	—	2,237	14,524	—	14,524	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Memphis, Tennessee
Memphis Industrial Park	1		628	—	5,204	5,832	—	5,832	—	2004
Stateline Park	1		2,597	—	10,028	12,625	—	12,625	—	2004

Total Memphis, Tennessee	2		3,225	—	15,232	18,457	—	18,457	—

Portland, Oregon
Clackamas Distribution Center	1		1,079	—	3,221	4,300	—	4,300	—	2004

Total Portland, Oregon	1		1,079	—	3,221	4,300	—	4,300	—

San Antonio, Texas
Perrin Creek Corporate Center	1		298	—	1,593	1,891	—	1,891	—	2004

Total San Antonio, Texas	1		298	—	1,593	1,891	—	1,891	—

Tampa, Florida
Tampa West Industrial Center	2		3,365	—	157	3,522	—	3,522	—	2004

Total Tampa, Florida	2		3,365	—	157	3,522	—	3,522	—

Mexico:
Juarez
Salvarcar Industrial Center	1		1,092	—	2,511	3,603	—	3,603	—	2004

Total Juarez, Mexico	1		1,092	—	2,511	3,603	—	3,603	—

Reynosa
Del Norte Industrial Center II	1		1,135	—	1,689	2,824	—	2,824	—	2004
Pharr Bridge Industrial Center	1		1,193	—	2,188	3,381	—	3,381	—	2004

Total Reynosa, Mexico	2		2,328	—	3,877	6,205	—	6,205	—

Subtotal North American Markets	20		50,569	—	59,027	109,596	—	109,596	—

European Markets:
Czech Republic:
Prague
Prague East Distribution Center	2		3,993	—	6,560	10,553	—	10,553	—	2004

Total Prague, Czech Republic	2		3,993	—	6,560	10,553	—	10,553	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

France:
Central France
Moissy Cramayel Distribution Center	2		1,546	—	17,772	19,318	—	19,318	—	2004

Total Central France, France	2		1,546	—	17,772	19,318	—	19,318	—

South France
Clesud Grans Miramas Distribution Center	1		1,225	—	1,593	2,818	—	2,818	—	2004
Isle d’Abeau Distribution Center	1		2,194	—	5,903	8,097	—	8,097	—	2004

Total South France, France	2		3,419	—	7,496	10,915	—	10,915	—

Germany:
South Germany
Neumarkt Distribution Center	1		4,577	—	9,022	13,599	—	13,599	—	2004
Straubing Distribution Center	2		1,184	—	3,101	4,285	—	4,285	—	2004

Total South Germany, Germany	3		5,761	—	12,123	17,884	—	17,884	—

Hungary:
Budapest
Budaors Distribution Center	1		5,871	—	10,780	16,651	—	16,651	—	2004

Total Budapest, Hungary	1		5,871	—	10,780	16,651	—	16,651	—

Italy:
Milan
Castel San Giovanni Distribution Center	1		4,142	—	5,551	9,693	—	9,693	—	2004
Padua Distribution Center	1		3,116	—	202	3,318	—	3,318	—	2004
Romentino Distribution Center	1		1,297	—	8,647	9,944	—	9,944	—	2004

Total Milan, Italy	3		8,555	—	14,400	22,955	—	22,955	—

Poland:
South Poland
Sosnowiec Distribution Center	1		818	—	1,509	2,327	—	2,327	—	2004
Wroclaw Distribution Center	1		1,861	—	233	2,094	—	2,094	—	2004

Total South Poland, Poland	2		2,679	—	1,742	4,421	—	4,421	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Warsaw
Blonie Industrial Park	1		1,449	—	1,520	2,969	—	2,969	—	2004
Teresin Distribution Center	1		571	—	442	1,013	—	1,013	—	2004

Total Warsaw, Poland	2		2,020	—	1,962	3,982	—	3,982	—

Spain:
Madrid
Alcala Distribution Center	2		7,119	—	1,786	8,905	—	8,905	—	2004

Total Madrid, Spain	2		7,119	—	1,786	8,905	—	8,905	—

Sweden:
Stockholm
Gothenburg Distribution Center	1		4,873	—	8,705	13,578	—	13,578	—	2004
Norrkoping Distribution Center	1		575	—	14,128	14,703	—	14,703	—	2004

Total Stockholm, Sweden	2		5,448	—	22,833	28,281	—	28,281	—

United Kingdom:
London and Southeast
Ardra Road, Edmonton Distribution Center	1		15,047	—	6,945	21,992	—	21,992	—	2004
Didcot Distribution Center	1		10,436	—	1,893	12,329	—	12,329	—	2004
Hemel Hempstead Industrial Park	1		14,713	—	863	15,576	—	15,576	—	2004
Park Royal Twyford East Distribution Center	1		13,722	—	5,437	19,159	—	19,159	—	2004

Total London and Southeast, United Kingdom	4		53,918	—	15,138	69,056	—	69,056	—

West Midlands
Bermuda Park Distribution Center	1		10,233	—	17,005	27,238	—	27,238	—	2004
Coventry Distribution Center	3		13,507	—	2,343	15,850	—	15,850	—	2004
Fort Dunlop Distribution Center	1		7,022	—	3,219	10,241	—	10,241	—	2004

Total West Midlands, United Kingdom	5		30,762	—	22,567	53,329	—	53,329	—

Subtotal European Markets	30		131,091	—	135,159	266,250	—	266,250	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Asian Markets:
China:
Shanghai
Taopu Distribution Center	3		4,205	—	627	4,832	—	4,832	—	2004

Total Shanghai, China	3		4,205	—	627	4,832	—	4,832	—

Japan:
Osaka
ProLogis Park Maishima I	1		11,507	—	—	11,507	—	11,507	—	2004

Total Osaka, Japan	1		11,507	—	—	11,507	—	11,507	—

Tokyo
Kanagawa Distribution Center	1		83,912	—	22,787	106,699	—	106,699	—	2004
ProLogis Park Narita II	1		1,917	—	13,639	15,556	—	15,556	—	2004
ProLogis Park Sugito I	1		20,548	—	1,223	21,771	—	21,771	—	2004
Saitama Distribution Center	1		14,397	—	25,095	39,492	—	39,492	—	2004

Total Tokyo, Japan	4		120,774	—	62,744	183,518	—	183,518	—

Subtotal Asian Markets	8		136,486	—	63,371	199,857	—	199,857	—

Total Properties Under Development(o)	58		318,146	—	257,557	575,703	—	575,703	—

Land Held for Future Development(p)
North American Markets:
United States:
Atlanta, Georgia
Atlanta West Distribution Center			561	—	193	754	—	754	—	1994
Breckenridge Distribution Center			1,422	—	329	1,751	—	1,751	—	1997, 1998
Greenwood Industrial Park			7,690	—	3,329	11,019	—	11,019	—	2000, 2002

Total Atlanta, Georgia			9,673	—	3,851	13,524	—	13,524	—

Austin, Texas
Southpark Corporate Center			525	—	75	600	—	600	—	1996
Walnut Creek Corporate Center			135	—	183	318	—	318	—	1994

Total Austin, Texas			660	—	258	918	—	918	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Central New Jersey
Stults Road			634	—	—	634	—	634	—	2004

Total Central New Jersey			634	—	—	634	—	634	—

Charlotte, North Carolina
Interstate North Business Park			343	—	9	352	—	352	—	1997
ProLogis Park I-485			352	—	818	1,170	—	1,170	—	1997
West Pointe Business Center			2,323	—	—	2,323	—	2,323	—	2004

Total Charlotte, North Carolina			3,018	—	827	3,845	—	3,845	—

Chicago, Illinois
I-55 Distribution Center			4,043	—	2,303	6,346	—	6,346	—	2000
O’Hare Cargo Distribution Center			3,927	—	2,687	6,614	—	6,614	—	1996, 1997

Total Chicago, Illinois			7,970	—	4,990	12,960	—	12,960	—

Cincinnati, Ohio
West Chester Commerce Park I			4,294	—	1,290	5,584	—	5,584	—	1997, 2000, 2001

Total Cincinnati, Ohio			4,294	—	1,290	5,584	—	5,584	—

Columbus, Ohio
Capital Park South Distribution Center			794	—	145	939	—	939	—	1994, 1998, 2000

Total Columbus, Ohio			794	—	145	939	—	939	—

Dallas/ Fort Worth, Texas
Blue Mound			537	—	464	1,001	—	1,001	—	2002
Freeport Corporate Center			436	—	901	1,337	—	1,337	—	1999
Great Southwest Distribution Center			398	—	—	398	—	398	—	2001
Lewisville Distribution Center			5,069	—	4,570	9,639	—	9,639	—	2000, 2001

Total Dallas/ Fort Worth, Texas			6,440	—	5,935	12,375	—	12,375	—

Denver, Colorado
Gateway Office			1,829	—	—	1,829	—	1,829	—	2004
ProLogis Park 70			4,076	—	1,509	5,585	—	5,585	—	2003

Total Denver, Colorado			5,905	—	1,509	7,414	—	7,414	—

El Paso, Texas
Goodyear Distribution Center			555	—	18	573	—	573	—	2001
Northwestern Corporate Center			1,051	—	2,258	3,309	—	3,309	—	1991

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Pan Am Distribution Center			153	—	—	153	—	153	—	2002
Vista Del Sol Industrial Center			324	—	12	336	—	336	—	1994
Vista Del Sol Industrial Center II			242	—	58	300	—	300	—	1995
Vista Del Sol Industrial Center III			220	—	571	791	—	791	—	1999

Total El Paso, Texas			2,545	—	2,917	5,462	—	5,462	—

Houston, Texas
Jersey Village Corporate Center			3,217	—	1,220	4,437	—	4,437	—	1997
Sugarland Corporate Center			648	—	—	648	—	648	—	2004
West by Northwest Industrial Center			379	—	266	645	—	645	—	1993

Total Houston, Texas			4,244	—	1,486	5,730	—	5,730	—

I-81 Corridor, Pennsylvania
I-81 Corridor Distribution Center			5,184	—	2,179	7,363	—	7,363	—	2003, 2004
Northport Industrial Center			2,500	—	15	2,515	—	2,515	—	2002
Park 33 Distribution Center			18,952		—	18,952	—	18,952	—	2004

Total I-81 Corridor, Pennsylvania			26,636	—	2,194	28,830	—	28,830	—

Indianapolis, Indiana
Airport Business Center			2,214	—	—	2,214	—	2,214	—	1999
Lebanon Commerce Park Land			1,540	—	2,033	3,573	—	3,573	—	1998, 2003
Plainfield Park Distribution Center			1,082	—	571	1,653	—	1,653	—	1996

Total Indianapolis, Indiana			4,836	—	2,604	7,440	—	7,440	—

Kansas City, Kansas/ Missouri
Executive Park Distribution Center			1,267	—	260	1,527	—	1,527	—	1998

Total Kansas City, Kansas/ Missouri			1,267	—	260	1,527	—	1,527	—

Las Vegas, Nevada
Hughes Airport Center			263	—	11	274	—	274	—	1997
Las Vegas Corporate Center		(m)	976	—	683	1,659	—	1,659	—	1997

Total Las Vegas, Nevada			1,239	—	694	1,933	—	1,933	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Los Angeles/ Orange County, California
Redlands Commerce Center			14,159	—	—	14,159		14,159		2004
Rialto Distribution Center			5,342	—	2,815	8,157	—	8,157	—	2003

Total Los Angeles/ Orange County, California			19,501	—	2,815	22,316	—	22,316	—

Louisville, Kentucky
I-65 Meyer Distribution Center			2,503	—	1,759	4,262	—	4,262	—	2001, 2002, 2003
Riverport Distribution Center			600	—	37	637	—	637	—	2003

Total Louisville, Kentucky			3,103	—	1,796	4,899	—	4,899	—

Memphis, Tennessee
Distriplex Distribution Center			1,919	—	126	2,045	—	2,045	—	2000
Stateline Distribution Center			1,638	—	1,331	2,969	—	2,969	—	2001

Total Memphis, Tennessee			3,557	—	1,457	5,014	—	5,014	—

Orlando, Florida
Orlando Central Park			1,235	—	393	1,628	—	1,628	—	1996

Total Orlando, Florida			1,235	—	393	1,628	—	1,628	—

Portland, Oregon
Clackamas Distribution Center			512	—	169	681	—	681	—	1997
PDX Corporate Center North Phase II			960		—	960	—	960	—	2004

Total Portland, Oregon			1,472	—	169	1,641	—	1,641	—

Reno, Nevada
Damonte Ranch Distribution Center			2,454	—	884	3,338	—	3,338	—	1998
Golden Valley Distribution Center			212	—	365	577	—	577	—	1995

Total Reno, Nevada			2,666	—	1,249	3,915	—	3,915	—

Salt Lake City, Utah
Centennial Distribution Center			824	—	102	926	—	926	—	1996
Clearfield Industrial Center			125	—	21	146	—	146	—	1995
Salt Lake International Distribution Center			904	—	87	991	—	991	—	1994, 1995

Total Salt Lake City, Utah			1,853	—	210	2,063	—	2,063	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

San Antonio, Texas
City Park East Distribution Center			483	—	—	483	—	483	—	2003
Coliseum Distribution Center			611	—	337	948	—	948	—	1994
Eisenhauer Distribution Center			1,194	—	1	1,195	—	1,195	—	2002
Tri-County Distribution Center			773	—	31	804	—	804	—	2000

Total San Antonio, Texas			3,061	—	369	3,430	—	3,430	—

San Francisco (East Bay), California
Patterson Pass Business Center			887	—	137	1,024	—	1,024	—	1999
Tracy Industrial Park			4,684	—	1,532	6,216	—	6,216	—	2000

Total San Francisco (East Bay), California			5,571	—	1,669	7,240	—	7,240	—

Seattle, Washington
Port of Tacoma Distribution Center			1,543	—	531	2,074	—	2,074	—	1998

Total Seattle, Washington			1,543	—	531	2,074	—	2,074	—

Tampa, Florida
Tampa East Industrial Center			2,773	—	109	2,882	—	2,882	—	1994

Total Tampa, Florida			2,773	—	109	2,882	—	2,882	—

Washington D.C./ Baltimore, Maryland
Dulles Distribution Center			5,140	—	152	5,292	—	5,292	—	1998, 2000
Meadowridge Distribution Center			110	—	46	156	—	156	—	1996

Total Washington D.C./ Baltimore, Maryland			5,250	—	198	5,448	—	5,448	—

Canada:
Toronto
Mississauga Gateway Center			50,906	—	—	50,906	—	50,906	—	2004

Total Toronto, Canada			50,906	—	—	50,906	—	50,906	—

Mexico:
Juarez
Los Aztecas Industrial Center			499	—	1	500	—	500	—	2000
Ramon Rivera Industrial Center			445	—	34	479	—	479	—	2000

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Salvarcar Industrial Center II			3,517	—	50	3,567	—	3,567	—	2002
Salvarcar Industrial Center III			2,167	—	23	2,190	—	2,190	—	2002

Total Juarez, Mexico			6,628	—	108	6,736	—	6,736	—

Monterrey
Monterrey Industrial Park			1,703	—	57	1,760	—	1,760	—	1998, 2000

Total Monterrey, Mexico			1,703	—	57	1,760	—	1,760	—

Reynosa
Del Norte Industrial Center II			596	—	256	852	—	852	—	1998
Pharr Bridge Industrial Center			2,069	—	2,716	4,785	—	4,785	—	2000
Reynosa Industrial Park			362	—	28	390	—	390	—	1997

Total Reynosa, Mexico			3,027	—	3,000	6,027	—	6,027	—

Subtotal North American Markets			194,004	—	43,090	237,094	—	237,094	—

European Markets:
Belgium:
Belgium
Liege Park			651	—	328	979	—	979	—	2001
Tongeren Distribution Center			144	—	122	266	—	266	—	2000
Willebroek Distribution Center			11,518	—	—	11,518	—	11,518	—	2004

Total Belgium			12,313	—	450	12,763	—	12,763	—

Czech Republic:
Prague
Prague East Distribution Center			2,680	—	1,890	4,570	—	4,570	—	2002
Prague West Distribution Center			1,239	—	134	1,373	—	1,373	—	2003

Total Prague, Czech Republic			3,919	—	2,024	5,943	—	5,943	—

France:
Central France
Moissy Cramayel			23,458	—	—	23,458	—	23,458	—	2004
Vatry Distribution Center			2,112	—	600	2,712	—	2,712	—	2002

Total Central France, France			25,570	—	600	26,170	—	26,170	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

North France
Le Havre Distribution Center			777	—	613	1,390	—	1,390	—	1998

Total North France, France			777	—	613	1,390	—	1,390	—

South France
Clesud Grans Miramas Distribution Center			1,901	—	—	1,901	—	1,901	—	2004
Isle d’Abeau Distribution Center			1,926	—	—	1,926	—	1,926	—	2004

Total South France, France			3,827	—	—	3,827	—	3,827	—

Germany:
Rhine/ Main
Frankfurt Riederhof Distribution Center			4,599	—	1,253	5,852	—	5,852	—	2002
Alzenau Distribution Center			3,855	—	290	4,145	—	4,145	—	2003

Total Rhine/ Main, Germany			8,454	—	1,543	9,997	—	9,997	—

Rhine/ Ruhr
Krefeld Park			1,399	—	748	2,147	—	2,147	—	2001

Total Rhine/ Ruhr, Germany			1,399	—	748	2,147	—	2,147	—

Hungary:
Budapest
Budapest Park			2,421	—	4,865	7,286	—	7,286	—	2001
Budapest Park Phase II			2,981	—	—	2,981	—	2,981	—	2004

Total Budapest, Hungary			5,402	—	4,865	10,267	—	10,267	—

Italy:
Milan
Padua Distribution Center			19,387	—	—	19,387	—	19,387	—	2004
Romentino Distribution Center			2,774	—	634	3,408	—	3,408	—	2003

Total Milan, Italy			22,161	—	634	22,795	—	22,795	—

Netherlands:
Rotterdam
Moerdijk Distribution Center			1,402	—	670	2,072	—	2,072	—	2001

Total Rotterdam, Netherlands			1,402	—	670	2,072	—	2,072	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Poland:
Central Poland
Piotrkow Distribution Center			1,396	—	465	1,861	—	1,861	—	2002

Total Central Poland, Poland			1,396	—	465	1,861	—	1,861	—

South Poland
Bedzin Distribution Center			2,549	—	683	3,232	—	3,232	—	2002
Sosnowiec Distribution Center			607	—	—	607	—	607	—	2004
Wroclaw Distribution Center			14,632	—	—	14,632	—	14,632	—	2004

Total South Poland, Poland			17,788	—	683	18,471	—	18,471	—

Warsaw
Blonie Industrial Park			2,490	—	1,429	3,919	—	3,919	—	2002
Teresin Distribution Center			507	—	602	1,109	—	1,109	—	2002

Total Warsaw, Poland			2,997	—	2,031	5,028	—	5,028	—

Spain:
Madrid
Alcala Distribution Center			1,361	—	3,054	4,415	—	4,415	—	2001

Total Madrid, Spain			1,361	—	3,054	4,415	—	4,415	—

United Kingdom:
East Midlands
Ashby de la Zouch Distribution Center			1,599	—	3,756	5,355	—	5,355	—	1998
Corby Distribution Center			1,684	—	568	2,252	—	2,252	—	1998
Grange Park			12,112	—	477	12,589	—	12,589	—	2001, 2004
Marston Gate Distribution Center			2,272	—	603	2,875	—	2,875	—	1998
North Kettering Business Park			45,042	—	—	45,042	—	45,042	—	2004
Victoria Park Wellingborough			20,924	—	—	20,924	—	20,924	—	2004

Total East Midlands, United Kingdom			83,633	—	5,404	89,037	—	89,037	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to			Gross Amounts At Which Carried as of
			ProLogis			December 31, 2004
					Costs Capitalized				Accumulated	Date of
	No. of	Encum-		Building &	Subsequent To		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

London and Southeast
Bourne Avenue Hayes			31,009	—	4,941	35,950	—	35,950	—	2003
Purley Way Croydon Distribution Center			17,958	—	4,919	22,877	—	22,877	—	2002
South Marston Park Swindon			22,875	—	—	22,875	—	22,875	—	2004

Total London and Southeast, United Kingdom			71,842	—	9,860	81,702	—	81,702	—

North
Basford Sidings Crewe			9,491	—	1,384	10,875	—	10,875	—	2003
Liverpool			182	—	21	203	—	203	—	2003
Wakefield			6,041	—	—	6,041	—	6,041	—	2004

Total North, United Kingdom			15,714	—	1,405	17,119	—	17,119	—

West Midlands
Campbell Road Distribution Center			5,651	—	13,665	19,316	—	19,316	—	2002
Coventry Distribution Center			9,697	—	1,270	10,967	—	10,967	—	1998
Prime Point 14 Stafford Distribution Center			15,449	—	—	15,449	—	15,449	—	2004

Total West Midlands, United Kingdom			30,797	—	14,935	45,732	—	45,732	—

Subtotal European Markets			310,752	—	49,984	360,736	—	360,736	—

Total Land Held for Future Development(p)			504,756	—	93,074	597,830	—	597,830	—

GRAND TOTALS	1,286		$1,595,686	$2,620,866	$2,014,188	$1,990,476	$4,240,264	$6,230,740	$(989,221)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(a)	Reconciliation of real estate assets per Schedule III to ProLogis’ Consolidated Balance Sheet as of December 31, 2004 (in thousands of U.S. dollars):

Total per Schedule III	$6,230,740
Capitalized preacquisition costs	102,991	(q)

Total per Consolidated Balance Sheet	$6,333,731	(r)

(b)	The aggregate cost of ProLogis’ real estate assets for federal income tax purposes was approximately $6,134,078,660.

(c)	Real estate assets (excluding land balances) are depreciated over their useful lives. These useful lives are generally seven years for capital improvements, 10 years for standard tenant improvements, 30 years for acquired properties and 40 years for properties under development. Above standard tenant improvements are depreciated over the shorter of the lease term or the estimated useful life. ProLogis does not depreciate properties that have been developed or acquired in the CDFS business segment with the intent to sell the property to a third party or contribute the property to a property fund.

(d)	Total operating properties include 90 properties developed or acquired in the CDFS business segment aggregating 18.0 million square feet at an aggregate investment of $897.9 million. See “Item 1 — Business — ProLogis’ Operating Segments — CDFS Business Segment.”

(e)	Properties with an aggregate undepreciated cost of $364,842,000 secure $200,000,000 of mortgage notes. See Note 7.

(f)	Properties with an aggregate undepreciated cost of $227,296,000 secure $139,548,000 of mortgage notes. See Note 7.

(g)	Properties with an aggregate undepreciated cost of $351,981,000 secure $145,344,000 of mortgage notes. See Note 7.

(h)	With respect to one building, ProLogis owns only 32,000 square feet or 39% of the building. The remaining portion is owned by ProLogis North American Properties Fund V.

(i)	With respect to one building, ProLogis owns only 159,000 square feet or 50% of the building. The remaining portion is owned by ProLogis North American Properties Fund V.

(j)	With respect to one building, ProLogis owns only 64,000 square feet or 42% of the building. The remaining portion is owned by ProLogis North American Properties Fund V.

(k)	With respect to one building, ProLogis owns only 115,000 square feet or 32% of the building. The remaining portion is owned by ProLogis North American Properties Fund V.

(l)	With respect to one building, ProLogis owns only 32,000 square feet or 28% of the building. The remaining portion is owned by ProLogis North American Properties Fund V.

(m)	Properties with an aggregate undepreciated cost of $229,158,000 secure $6,751,000 of assessment bonds. See Note 7.

(n)	With respect to one building, ProLogis owns only 11,000 square feet or 15% of the building. The remaining portion is owned by ProLogis North American Properties Fund V.

(o)	All properties under development are included in the CDFS business segment. See “Item 1 — Business — ProLogis’ Operating Segments — CDFS Business Segment.”

(p)	All of the land held for future development is included in the CDFS business segment. See “Item 1 — Business — ProLogis’ Operating Segments — CDFS Business Segment.”

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(q)	Other investments include: (i) earnest money deposits associated with potential acquisitions; (ii) costs incurred during the pre-acquisition due diligence process; and (iii) costs incurred during the pre-construction phase related to future development projects.

(r)	A summary of activity for ProLogis’ real estate assets and accumulated depreciation for the three years ended December 31, 2004, 2003 and 2001 is as follows (in thousands of U.S. dollars):

	Years Ended December 31,

	2004	2003	2002

Real estate assets:
Balance at beginning of year	$5,854,047	$5,395,527	$4,588,193
Acquisitions of operating properties, transfers of development completions from CIP and improvements to operating properties	1,441,703	1,055,331	625,314
Basis of operating properties disposed of	(1,253,290)	(754,410)	(976,050)
Change in properties under development balance	171,122	27,197	245,839
Change in land held for development balance	86,666	124,343	186,083
Change in capitalized preacquisition costs balance	33,483	6,059	(29,260)
Balances associated with changes in reporting presentation	—		755,408

Balance at end of year	$6,333,731	$5,854,047	$5,395,527

Accumulated depreciation:
Balance at beginning of year	$847,221	$712,319	$574,871
Depreciation expense	149,127	142,022	131,132
Balances retired upon disposition of operating properties	(7,127)	(7,120)	(4,426)
Balances associated with changes in reporting presentation	—	—	10,742

Balance at end of year	$989,221	$847,221	$712,319

      See accompanying report of independent registered public accounting firm.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ JEFFREY H. SCHWARTZ

Jeffrey H. Schwartz
Chief Executive Officer
Date: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY H. SCHWARTZ Jeffrey H. Schwartz	Chief Executive Officer and Trustee	March 15, 2005

/s/ WALTER C. RAKOWICH Walter C. Rakowich	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Trustee	March 15, 2005

/s/ LUKE A. LANDS Luke A. Lands	Managing Director and Controller	March 15, 2005

/s/ SHARI J. JONES Shari J. Jones	First Vice President (Principal Accounting Officer)	March 15, 2005

/s/ K. DANE BROOKSHER K. Dane Brooksher	Chairman and Trustee	March 15, 2005

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Vice Chairman and Trustee	March 15, 2005

/s/ STEPHEN L. FEINBERG Stephen L. Feinberg	Trustee	March 15, 2005

/s/ GEORGE L. FOTIADES George L. Fotiades	Trustee	March 15, 2005

/s/ DONALD P. JACOBS Donald P. Jacobs	Trustee	March 15, 2005

/s/ KENNETH N. STENSBY Kenneth N. Stensby	Trustee	March 15, 2005

Signature	Title	Date

/s/ D. MICHAEL STEUERT D. Michael Steuert	Trustee	March 15, 2005

/s/ J. ANDRÉ TEIXEIRA J. André Teixeira	Trustee	March 15, 2005

/s/ WILLIAM D. ZOLLARS William D. Zollars	Trustee	March 15, 2005

INDEX TO EXHIBITS
      Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
Number		Description

3.1	—	Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 1999).
3.2	—	Certificate of Amendment, dated as of May 22, 2002, to Amended and Restated of Declaration of Trust of ProLogis (incorporated by reference to exhibit 99.1 to ProLogis’ Form 8-K dated May 30, 2002).
3.3	—	Amended and Restated Bylaws of ProLogis (incorporated by reference to exhibit 3.2 to ProLogis’ Form 10-Q for the quarter ended June 30, 1999).
3.4	—	Articles Supplementary Classifying and Designating the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference exhibit 4.2 to ProLogis’ Form 8-K dated December 24, 2003).
3.5	—	Articles Supplementary Classifying and Designating the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference exhibit 4.3 to ProLogis’ Form 8-K dated December 24, 2003).
4.1	—	Form of share certificate for Common Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-73382).
4.2	—	ProLogis Trust Employee Share Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.27 to ProLogis’ Form S-8, dated September 27, 2001.
4.3	—	8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.4	—	Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.5	—	9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.6	—	7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K dated May 9, 1995).
4.7	—	7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.8	—	8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.9	—	7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.10	—	Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as Trustee (incorporated by reference to exhibit 4.9 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.11	—	Collateral Trust Indenture, dated as of July 22, 1993, between Krauss/Schwartz Properties, Ltd. and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 4.10 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.12	—	First Supplement Collateral Trust Indenture, dated as of October 28, 1994, among ProLogis Limited Partnership-IV, Krauss/Schwartz Properties, Ltd., and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 10.6 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
4.13	—	7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis’ Form 8-K dated July 11, 1997).

Exhibit
Number			Description

4.14		—	Form of 7.05% Promissory Note due July 15, 2006 (incorporated by reference to exhibit 4.24 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.15		—	Form of 6.70% Promissory Note due April 15, 2004 (incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.16		—	Form of 7.10% Promissory Note due April 15, 2008 (incorporated by reference to exhibit 4.27 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.17		—	Form of 5.50% Promissory Note due March 1, 2013 (incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 2002).
4.18		—	Form of share certificate for Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated November 26, 2003).
4.19		—	Form of share certificate for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated December 24, 2003).
4.20		—	First Supplemental Indenture, dated as of February 9, 2005, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated February 9, 2005).
10.1		—	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Registration Statement No. 33-73382).
10.2		—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-II, dated as of February 15, 1994, among ProLogis as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.12 to ProLogis’ Registration Statement No. 33-78080).
10.3		—	Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis’ Registration Statement No. 33-73382).
10.4		—	Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.5		—	Declaration of Trust for the benefit of ProLogis’ independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10	.6*	—	Share Option Plan for Outside Trustees (as Amended and Restated Effective September May 18, 2004) (incorporated by reference to exhibit 10. 1 to ProLogis’ Form 8-K dated May 18, 2003).
10.7		—	1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus contained in Registration Statement No. 333-102166).
10.8		—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-III, dated as of October 28, 1994, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.3 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
10.9		—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-IV, dated as of October 28, 1994, by and among ProLogis IV, Inc., as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).

Exhibit
Number			Description

10.10		—	Loan Agreement, dated as of December 23, 1998, between ProLogis and Connecticut General Life Insurance Company (incorporated by reference to exhibit 10.19 to ProLogis’ Form 10-K for the year ended December 31, 1998).
10.11		—	Amended and Restated Loan Administration Agreement between The Prudential Insurance Company of America and Meridian, IndTennco Limited Partnership, Metro-Sierra Limited Partnership, and Progress Center/Alabama Limited Partnership, dated as of February 23, 1996 (incorporated by reference to exhibit 10.24 to Meridian’s Form 10-K for the year ended December 31, 1996).
10.12		—	Note Purchase Agreement among Meridian and The Travelers
Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/N/O CUDD & CO), Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company ‘B‘ (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans (I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST & CO), Union Central Life Insurance Company (I/N/O HARE & CO), and Pan-American Life Insurance Company, dated November 15, 1997 (incorporated by reference to exhibit 10.66 to Meridian’s Form 10-K for the year ended December 31, 1997).
10.13		—	Mortgage Noted dated as of March 29, 1999 between ProLogis Trust and Pro-Industrial Funding Company, Inc. (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated May 17, 1999).
10.14		—	Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis’ Registration Statement No. 333-86081).
10	.15*	—	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10	.16*	—	Form of Executive Protection Agreements entered into between ProLogis and Walter C. Rakowich, Jeffrey H. Schwartz, Robert J. Watson and John W. Seiple, dated as of June 24, 1999 (incorporated by reference to exhibit 10.26 to ProLogis’ Form 10-K for the year ended December 31, 1999).
10.17		—	Stabilized Property Contribution Agreement, dated September 15, 1999, between ProLogis Management S.a.r.l., ProLogis Developments S.a.r.l., ProLogis France Developments, Inc., Kingspark Holding S.A. and ProLogis (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2001.
10	.18*	—	Form of Amendment to executive Protection Agreement entered into between ProLogis and certain of its officers, dated as of March 31, 2003 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated April 4, 2003).
10	.19*	—	Amended and Restated Special Equity Agreement between ProLogis and K. Dane Brooksher, dated as of March 5, 2003 (incorporated by reference to exhibit 10.28 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10	.20*	—	Special Equity Agreement between ProLogis and Irving F. Lyons III, dated as of March 5, 2003 (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10.21		—	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P. dated as of August 4, 2004 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 2004).
12.1		—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
12.2		—	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.

Exhibit
Number		Description

21.1	—	Subsidiaries of ProLogis.
23.1	—	Consent of KPMG LLP — Los Angeles, California
31.1	—	Certification of Chief Executive Officer
31.2	—	Certification of Chief Financial Officer.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Limited Liability Company Agreement of CSI/Frigo LLC dated as of January 2, 2001 (incorporated by reference to exhibit 99.5 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.2	—	Promissory Note from CSI/Frigo LLC dated January 5, 2001 (incorporated by reference to exhibit 99.6 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.3	—	Promissory Note from K. Dane Brooksher dated July 18, 2000 to GoProLogis Incorporated (incorporated by reference to exhibit 99.8 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.4	—	Option agreement dated July 18, 2000 among GoProLogis Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.9 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.5	—	Promissory Note from K. Dane Brooksher dated September 20, 2000 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.6	—	Promissory Note from K. Dane Brooksher dated January 4, 2001 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.11 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.7	—	Option Agreement dated September 20, 2000 among ProLogis Broadband(1) Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.12 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.8	—	Purchase and Sale Agreement dated October 23, 2002, between CSI/Frigo LLC and ProLogis (incorporated by reference to exhibit 99.14 to ProLogis’ Form 10-K for the year ended December 31, 2002).
99.9	—	Promissory Note from CSI/Frigo LLC dated October 23, 2002 (incorporated by reference to exhibit 99.15 to ProLogis’ Form 10-K for the year ended December 31, 2002).
* Management Contract or Compensatory Plan or Arrangement