Form 10-K/A
period 2004-12-31
PROLOGIS
filed 2005-03-17
CIK 899881

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A #1
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

      The purpose of this Form 10-K/A is to amend certain disclosures in “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations” of ProLogis’ originally filed Annual Report on Form 10-K.

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

(7)	Funds from operations is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to funds from operations is net earnings. Although the

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
      The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 91 of this report, which is incorporated herein by reference.

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

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 91 of this report which is incorporated by reference.

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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Reconciliations of the numerator and denominator used to calculate basic net earnings attributable to Common Shares per share to the numerator and denominator used to calculate diluted net earnings attributable to Common Shares per share for the periods indicated are as follows (in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net earnings attributable to Common Shares	$202,813	$212,367	$216,166
Minority interest share in earnings	4,875	4,959	5,508

Adjusted net earnings attributable to Common Shares	$207,688	$217,326	$221,674

Weighted average Common Shares outstanding — Basic	182,226	179,245	177,813
Incremental weighted average effect of conversion of limited partnership units	5,035	4,773	4,938
Incremental weighted average effect of potentially dilutive instruments(1)	4,540	3,204	2,118

Adjusted weighted average Common Shares outstanding — Diluted	191,801	187,222	184,869

Net earnings attributable to Common Shares per share — Basic	$1.11	$1.18	$1.22

Net earnings attributable to Common Shares per share — Diluted	$1.08	$1.16	$1.20

(1)	Total weighted average potentially dilutive instruments outstanding were 11,356,000, 10,937,000 and 10,866,000 for 2004, 2003 and 2002, respectively. Of the total potentially dilutive instruments, 553,000, 503,000 and 2,101,000 were antidilutive for 2004, 2003 and 2002, respectively.

12.	Business Segments:
      ProLogis has two reportable business segments:

•	Property operations — representing the long-term ownership, management and leasing of industrial distribution properties, either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager. Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. ProLogis’ operations in the property operations business segment are in North America (the United States and Mexico), Europe (primarily through its investment in ProLogis European Properties Fund which operates in 11 countries, primarily France and the United Kingdom), and Asia (Japan, primarily through its investment in ProLogis Japan Properties Fund, and Singapore).

•	CDFS business — representing the development, acquisition and rehabilitation and/or acquisition and repositioning of industrial distribution properties with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager or to sell the developed properties to third parties. Additionally, ProLogis includes the fees earned for development activities on behalf of customers or third parties. Dispositions of land parcels when ProLogis’ development plans no longer include the development of the parcels are also included in this reportable segment. The separate activities in this segment are considered to be individual operating

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,

	2004	2003	2002

Revenues:
Property operations:
United States(1)(2)	$537,351	$538,456	$531,794
Other North America(1)(3)	14,807	18,364	19,508
Europe(2)	34,877	27,859	22,732
Asia(4)	8,406	2,345	77

Total property operations segment	595,441	587,024	574,111

CDFS business:
United States	831	892	1,582
Europe	1,794	1,433	2,377
Asia	73	24	550

Total CDFS business segment	2,698	2,349	4,509

ProLogis’ total revenues	$598,139	$589,373	$578,620

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

Net operating income:
Property operations(5):
United States(1)(2)(6)	$429,893	$427,069	$428,791
Other North America(1)(3)	12,729	16,730	17,159
Europe(2)(6)(7)	41,342	31,155	29,479
Asia(8)	12,096	3,556	239

Total property operations segment	496,060	478,510	475,668

CDFS business(9)(10):
United States(11)	41,321	44,778	43,026
Other North America(3)	5,146	4,153	12,402
Europe(11)	93,032	47,946	90,153
Asia(11)(12)	34,836	27,920	6,733

Total CDFS business segment	174,335	124,797	152,314

Reconciling items:
Gain (losses) from other unconsolidated investees(13)	(990)	(12,961)	5,577
General and administrative expenses	(82,147)	(65,907)	(53,893)
Depreciation and amortization expense	(172,244)	(164,291)	(152,424)
Relocation expenses	(6,794)	—	—
Interest expense	(153,334)	(155,475)	(152,958)
Interest and other income	3,007	1,883	2,368
Other expense	—	(2,800)	—

Total reconciling items	(412,502)	(399,551)	(351,330)

ProLogis’ earnings before minority interest	$257,893	$203,756	$276,652

	December 31,

	2004	2003	2002

Assets:
Property operations(14):
United States(1)(15)	$3,968,656	$3,714,022	$3,740,050
Other North America(1)	127,034	115,922	94,602
Europe(15)	701,821	802,639	711,525
Asia(15)(16)	256,615	52,914	3,396

Total property operations segment	5,054,126	4,685,497	4,549,573

CDFS business:
United States(15)	325,076	224,086	260,692
Other North America(17)	82,924	28,373	29,865
Europe(15)	912,028	659,874	567,140
Asia(15)(18)	253,304	243,064	123,650

Total CDFS business segment	1,573,332	1,155,397	981,347

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003	2002

Reconciling items:
Investments in and advances to unconsolidated investees	28,351	116,316	182,769
Cash	236,529	331,503	110,809
Accounts and notes receivable	455	1,682	12,864
Other assets	90,338	77,071	74,018
Discontinued operations — assets held for sale	114,668	—	—

Total reconciling items	470,341	526,572	380,460

ProLogis’ total assets	$7,097,799	$6,367,466	$5,911,380

(1)	Although certain properties owned by ProLogis North American Properties Fund V in 2004, 2003 and 2002 are located in Mexico (19 properties at December 31, 2004, 15 properties at December 31, 2003 and 13 properties at December 31, 2002), ProLogis classifies its entire investment in ProLogis North American Properties Fund V and the associated income recognized under the equity method from its investment in this property fund as part of its United States income, operating income and assets in the property operations segment.

(2)	Excludes rental income of $2,949,000 ($2,060,000 for the United States and $889,000 for Europe), $3,224,000 (all for the United States) and $2,627,000 (all for the United States) for the years ended December 31, 2004, 2003 and 2002, respectively, associated with properties sold to third parties during 2004. These amounts are presented as discontinued operations by ProLogis. See Note 6.

(3)	All amounts relate to properties and operations in Mexico.

(4)	Amounts for each year were generated by operations in Japan with the exception of $44,000 in 2004 which relates to operations in Singapore.

(5)	Amounts include the operations of ProLogis that are reported on a consolidated basis, including the fees earned by ProLogis for providing services to its unconsolidated property funds and ProLogis’ proportionate shares of the earnings or losses of its unconsolidated property funds recognized under the equity method. See Note 5.

(6)	Excludes rental expenses of $777,000 ($474,000 for the United States and $303,000 for Europe), $1,061,000 ($877,000 for the United States and $184,000 for Europe) and $687,000 (all for the United States) for the years ended December 31, 2004, 2003 and 2002, respectively, associated with properties sold to third parties in 2004. These amounts are presented as discontinued operations by ProLogis. See Note 6.

(7)	Amounts recognized under the equity method from an unconsolidated property fund operating in Europe include net foreign currency exchange losses of $0.4 million, $13.4 million and $4.5 million in 2004, 2003 and 2002, respectively. See Note 5.

(8)	Amounts for each year were generated by operations in Japan with the exception of $42,000 in 2004 which relates to operations in Singapore.

(9)	Net proceeds from dispositions of CDFS business assets were as follows:

•	United States: $376.1 million, $357.6 million and $400.4 million for the years ended December 31, 2004, 2003 and 2002, respectively;

•	Other North America (all in Mexico): $21.2 million, $24.0 million and $86.8 million for the years ended December 31, 2004, 2003 and 2002, respectively;

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Europe: $674.1 million, $363.8 million and $392.6 million for the years ended December 31, 2004, 2003 and 2002, respectively; and

•	Asia (all in Japan): $217.3 million, $155.6 million and $61.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(10)	Excludes net proceeds from dispositions of $241.0 million and net gains from dispositions of $32.7 million the year ended December 31, 2004 associated with properties sold to third parties during 2004. These amounts are presented as discontinued operations by ProLogis. See Note 6.

(11)	Includes amounts recognized under the equity method. See Note 5.

(12)	Other than $77,000 recognized in 2004 from ProLogis’ investment in a CDFS Joint Venture operating in China, all amounts are related to the contributions of properties to ProLogis Japan Properties Fund.

(13)	These amounts relate to unconsolidated investees that do not operate in one of ProLogis’ two reportable business segments. See Note 5.

(14)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold as follows:

•	United States: $335.6 million, $388.2 million and $326.8 million at December 31, 2004, 2003 and 2002, respectively;

•	Other North America (all in Mexico): $69.1 million, $59.8 million and $45.3 million at December 31, 2004, 2003 and 2002, respectively;

•	Europe: $323.7 million, $480.3 million and $290.9 million at December 31, 2004, 2003 and 2002, respectively; and

•	Asia (all in Japan): $169.5 million at December 31, 2004.

(15)	Amounts include investments presented under the equity method. See Note 5.

(16)	At December 31, 2004, includes assets in Japan of $245.0 million and assets in Singapore of $11.6 million. At December 31, 2003 and 2002, all assets are in Japan.

(17)	At December 31, 2004, includes assets in Mexico of $31.6 million and assets in Canada of $51.3 million. At December 31, 2003 and 2002, all assets are in Mexico.

(18)	At December 31, 2004, includes assets in Japan of $223.0 million, in China of $28.4 million and assets in Singapore of $1.9 million. At December 31, 2003 and 2002, all assets are in Japan.

13.	Supplemental Cash Flow Information:
      Non-cash investing and financing activities for the years ended December 31, 2004, 2003 and 2002 are as follows:

•	ProLogis received $115.5 million, $55.8 million and $67.3 million of equity interests in property funds from the contribution of properties to these property funds during 2004, 2003 and 200, respectively.

•	Net foreign currency translation adjustments of $63.3 million $101.2 million and $111.0 million were recognized in 2004, 2003 and 2002, respectively.

•	Limited partnership units aggregating $0.9 million, $0.4 million and $1.5 million were converted into Common Shares in 2004, 2003 and 2002, respectively.

•	During 2004, 2003, and 2002, ProLogis capitalized portions of the total cost of its share-based compensation awards of $4.7 million, $5.0 million and $4.1 million, respectively, to the investment basis of its real estate assets.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	As partial consideration for certain property contributions, ProLogis received: (i) $23.4 million and $24.9 million in the form of notes receivable from ProLogis North American Properties Fund V in 2004 and 2003, respectively, ($20.2 million outstanding at December 31, 2004); (ii) a $21.4 million note receivable from ProLogis Japan Properties Fund in December 2003, which was repaid in January 2004; (iii) a $50.9 million note from a third party (all of which was outstanding at December 31, 2004); and (iv) the assumption of an outstanding mortgage note in the amount of $14.5 million by ProLogis North American Properties Fund VII.

•	On October 23, 2002, ProLogis acquired the voting common stock of ProLogis Logistics and began presenting its investment in ProLogis Logistics on a consolidated basis. Prior to this change in reporting method, ProLogis’ investment in ProLogis Logistics was presented under the equity method. See Notes 2 and 5. At October 23, 2002, ProLogis’ investment in ProLogis Logistics was $85.5 million. ProLogis Logistics had total assets of $117.3 million, liabilities to third parties of $17.7 million, minority interest liability to ProLogis of $99.6 million and net equity of ($31,000) at October 23, 2002.

•	On July 1, 2002, ProLogis acquired the voting membership interests in Kingspark LLC. Kingspark LLC owned the voting common stock of Kingspark S.A. Consequently, ProLogis began presenting its investments in both Kingspark S.A. and Kingspark LLC on a consolidated basis. Prior to this change in reporting method, ProLogis’ investments in Kingspark LLC and Kingspark S.A. were presented under the equity method. See Notes 2 and 5. At June 30, 2002, ProLogis’ combined investments in Kingspark LLC and Kingspark S.A. were $510.1 million (net of amounts deferred related to the portion of gains that do not qualify for current income recognition of $19.5 million — see Note 5). Kingspark S.A. and Kingspark LLC had combined total assets of $644.0 million; combined liabilities to third parties of $114.1 million (including $31.4 million of line of credit borrowings); combined minority interest liability to ProLogis of $529.6 million (including loans of $429.7 million) and net equity of $0.3 million at July 1, 2002.

•	ProLogis assumed $37.2 million of secured debt in connection with the acquisition of properties in 2002.
      See also the discussion of the Keystone Transaction in Note 3.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Selected Quarterly Financial Data (Unaudited):
      Selected quarterly financial data (in thousands of U.S. dollars, except for per share amounts) for 2004 and 2003 is as follows:

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,	Total

2004:
Rental income	$137,543	$137,202	$134,940	$134,978	$544,663

Total revenues	$150,332	$149,581	$148,244	$149,982	$598,139

Total gains, net (CDFS business assets)	$27,158	$53,488	$53,954	$42,367	$176,967

Operating income	$77,820	$103,305	$101,030	$83,967	$366,122

Earnings before certain net gains and net foreign currency exchange gains (expenses/losses)	$47,547	$73,576	$73,183	$58,712	$253,018
Gains recognized on dispositions of certain non-CDFS business assets, net	—	6,072	—	—	6,072
Gains on partial dispositions of investments in property funds	—	3,328	—	—	3,328
Foreign currency exchange gains (expenses/losses), net	3,313	7,912	(1,343)	4,804	14,686
Total income tax expense	(4,953)	(10,630)	(14,570)	(13,409)	(43,562)

Earnings from continuing operations	45,907	80,258	57,270	50,107	233,542
Discontinued operations	8,511	5,391	28,842	(43,491)	(747)

Net earnings	54,418	85,649	86,112	6,616	232,795
Less preferred share dividends	6,684	6,354	6,354	6,354	25,746
Less excess of redemption values over carrying value of preferred shares redeemed	4,236	—	—	—	4,236

Net earnings attributable to Common Shares	$43,498	$79,295	$79,758	$262	$202,813

Net earnings attributable to Common Shares per share — Basic	$0.24	$0.44	$0.44	$—	$1.11

Net earnings attributable to Common Shares per share — Diluted	$0.23	$0.42	$0.42	$—	$1.08

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,	Total

2003:
Rental income	$141,477	$136,452	$132,154	$132,757	$542,840

Total revenues	$151,526	$148,435	$144,180	$145,232	$589,373

Total gains, net (CDFS business assets)	$30,742	$29,584	$25,083	$41,117	$126,526

Operating income	$87,867	$87,196	$78,203	$89,048	$342,314

Earnings before certain net gains and net foreign currency exchange gains (expenses/losses)	$52,825	$62,466	$8,720	$74,786	$198,797
Gains (losses) recognized on dispositions of certain non-CDFS business assets, net	383	3,207	(216)	(1,736)	1,638
Gains on partial dispositions of investments in property funds	—	—	—	74,716	74,716
Foreign currency exchange gains (expenses/losses), net	(5,102)	(3,669)	(1,970)	154	(10,587)
Total income tax expense	(1,507)	(6,638)	(3,653)	(3,576)	(15,374)

Earnings from continuing operations	46,599	55,366	2,881	144,344	249,190
Discontinued operations	286	294	419	486	1,485

Net earnings	46,885	55,660	3,300	144,830	250,675
Less preferred share dividends	8,179	8,179	7,092	7,035	30,485
Less excess of redemption values over carrying values of preferred shares redeemed	—	—	3,587	4,236	7,823

Net earnings (loss) attributable to Common Shares	$38,706	$47,481	$(7,379)	$133,559	$212,367

Net earnings (loss) attributable to Common Shares per share — Basic	$0.22	$0.27	$(0.04)	$0.74	$1.18

Net earnings (loss) attributable to Common Shares per share — Diluted	$0.21	$0.26	$(0.04)	$0.71	$1.16

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
Date: March 17, 2005

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