Form 10-Q
period 2005-03-31
PROLOGIS
filed 2005-05-10
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

     The number of shares outstanding of the Registrant’s common shares as of May 5, 2005 was 186,666,413.

PROLOGIS

INDEX

		Page
		Number(s)
PART I.	Financial Information
	Item 1. Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheets - March 31, 2005 and December 31, 2004	3
	Consolidated Condensed Statements of Earnings and Comprehensive Income - Three Months Ended March 31, 2005 and 2004	4
	Consolidated Condensed Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004	6
	Notes to Consolidated Condensed Financial Statements	7–29
	Report of Independent Registered Public Accounting Firm	30
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-51
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
	Item 4. Controls and Procedures	51-52

PART II.	Other Information
	Item 1. Legal Proceedings	52
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
	Item 3. Defaults Upon Senior Securities	52
	Item 4. Submission of Matters to Vote of Securities Holders	52
	Item 5. Other Information	52
	Item 6. Exhibits	52
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges
KPMG Awareness Letter
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

PROLOGIS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Real estate	$6,610,537	$6,333,731
Less accumulated depreciation	1,024,735	989,221

	5,585,802	5,344,510
Investments in and advances to unconsolidated investees	953,326	908,513
Cash and cash equivalents	347,440	236,529
Accounts and notes receivable	32,024	92,015
Other assets	418,053	401,564
Discontinued operations – assets held for sale	102,744	114,668

Total assets	$7,439,389	$7,097,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$1,274,220	$912,326
Short-term borrowings	48,005	47,676
Senior notes	1,944,217	1,962,316
Secured debt and assessment bonds	495,449	491,643
Accounts payable and accrued expenses	170,571	192,332
Construction costs payable	71,359	63,509
Other liabilities	214,083	196,240
Discontinued operations – assets held for sale	62,849	62,991

Total liabilities	4,280,753	3,929,033

Minority interest	66,550	66,273

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	125,000	125,000
Common Shares; $0.01 par value; 186,410,059 shares issued and outstanding at March 31, 2005 and 185,788,783 shares issued and outstanding at December 31, 2004	1,864	1,858
Additional paid-in capital	3,267,778	3,249,576
Accumulated other comprehensive income	179,649	194,445
Distributions in excess of net earnings	(707,205)	(693,386)

Total shareholders’ equity	3,092,086	3,102,493

Total liabilities and shareholders’ equity	$7,439,389	$7,097,799

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Rental income, including expense recoveries from customers of $26,534 and $26,909 for the three months ended March 31, 2005 and 2004, respectively	$136,697	$137,097
Property management and other property fund fees	16,527	11,267
Development management fees and other CDFS income	131	1,522

Total revenues	153,355	149,886

Expenses:
Rental expenses	39,150	36,235
General and administrative	24,161	19,566
Depreciation and amortization	43,253	42,462
Relocation expenses	2,751	—
Other expenses	1,913	996

Total expenses	111,228	99,259

Gains on certain dispositions of CDFS business assets, net:
Net proceeds from dispositions	282,591	155,880
Costs of assets disposed of	227,250	128,722

Total gains, net	55,341	27,158

Operating income	97,468	77,785

Income from unconsolidated property funds	11,771	9,537
Income from unconsolidated CDFS joint ventures	457	—
Income from other unconsolidated investees, net	41	300
Interest expense	(36,608)	(39,623)
Interest and other income	1,374	738

Earnings before minority interest	74,503	48,737
Minority interest share in earnings	(1,341)	(1,226)

Earnings before net foreign currency exchange gains (expenses/losses)	73,162	47,511
Foreign currency exchange gains (expenses/losses), net	(114)	3,313

Earnings before income taxes	73,048	50,824

Income tax expense:
Current	1,173	2,213
Deferred	839	2,739

Total income tax expense	2,012	4,952

Earnings from continuing operations	71,036	45,872

(Continued)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Discontinued operations:
Income (loss) attributable to assets held for sale	(11,370)	3,395
Assets disposed of:
Operating income (loss) attributable to assets disposed of	(6)	280
Gains (losses) recognized on dispositions, net:
Non-CDFS business assets	2,207	(545)
CDFS business assets	(439)	5,415

Total gains, net	1,768	4,870

Total discontinued operations	(9,608)	8,545

Net earnings	61,428	54,417
Less preferred share dividends	6,354	6,684
Less excess of redemption values over carrying values of Preferred Shares redeemed	—	4,236

Net earnings attributable to Common Shares	55,074	43,497

Other comprehensive income items:
Foreign currency translation adjustments	(15,196)	42,774
Unrealized gains (losses) on derivative contracts, net	400	(410)

Comprehensive income	$40,278	$85,861

Weighted average Common Shares outstanding — Basic	186,154	180,732

Weighted average Common Shares outstanding — Diluted	196,180	185,255

Net earnings (loss) attributable to Common Shares per share — Basic:
Continuing operations	$0.35	$0.19
Discontinued operations	(0.05)	0.05

Net earnings attributable to Common Shares per share — Basic	$0.30	$0.24

Net earnings (loss) attributable to Common Shares per share — Diluted:
Continuing operations	$0.34	$0.19
Discontinued operations	(0.05)	0.04

Net earnings attributable to Common Shares per share — Diluted	$0.29	$0.23

Distributions per Common Share	$0.370	$0.365

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

PROLOGIS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net earnings	$61,428	$54,417
Minority interest share in earnings	1,341	1,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(1,731)	(2,224)
Cost of share-based compensation awards	4,773	4,365
Depreciation and amortization	43,782	42,878
Impairment charge	13,084	—
Adjustments to income and fees recognized from all unconsolidated investees	(11,976)	(9,104)
Amortization of deferred loan costs	1,179	1,492
(Gains) losses recognized on dispositions of non-CDFS business assets, net	(2,207)	545
Adjustments to foreign currency exchange amounts recognized	285	(3,547)
Deferred income tax expense	839	2,739
Increase in accounts and notes receivable and other assets	(20,565)	(5,759)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(4,481)	9,178

Net cash provided by operating activities	85,751	96,206

Investing activities:
Real estate investments	(538,841)	(406,295)
Tenant improvements and lease commissions on previously leased space	(12,495)	(10,505)
Recurring capital expenditures	(2,706)	(5,009)
Proceeds from dispositions of real estate assets	255,871	217,500
Proceeds from repayment of notes receivable	59,991	—
Net amounts received from (contributions/advances to) unconsolidated investees	(2,569)	15,131
Adjustments to cash balances resulting from reporting changes	—	3,284

Net cash used in investing activities	(240,749)	(185,894)

Financing activities:
Net proceeds from sales and issuances of Common Shares under various Common Share plans	12,403	18,669
Redemption of Preferred Shares	—	(125,000)
Distributions paid on Common Shares	(68,894)	(65,993)
Distributions paid to minority interest holders	(2,128)	(1,776)
Dividends paid on Preferred Shares	(6,354)	(6,684)
Debt and equity issuance costs paid	—	(473)
Principal payments on senior unsecured debt	(18,750)	(18,750)
Net proceeds from lines of credit and short-term borrowings	351,893	151,329
Regularly scheduled principal payments on secured debt and assessment bonds	(1,296)	(1,263)
Principal payments on secured debt and assessment bonds at maturity and prepayments	—	(18,612)
Purchases of derivative contracts	(965)	(412)

Net cash provided by (used in) financing activities	265,909	(68,965)

Net increase (decrease) in cash and cash equivalents	110,911	(158,653)
Cash and cash equivalents, beginning of period	236,529	331,503

Cash and cash equivalents, end of period	$347,440	$172,850

See Note 12 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

PROLOGIS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005 and 2004
(Unaudited)

1. General:

     Business

     ProLogis (collectively with its consolidated subsidiaries and partnerships “ProLogis”) is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through unconsolidated investees) industrial distribution properties in North America, Europe and Asia. ProLogis has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

     Basis of Presentation

     ProLogis’ Consolidated Condensed Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ProLogis and its subsidiaries are included in the accompanying Consolidated Condensed Financial Statements and are presented in ProLogis’ functional currency, the U.S. dollar. All entities that ProLogis controls, either through ownership of a majority voting interest or otherwise, or entities in which ProLogis is the primary beneficiary, are consolidated. All material intercompany transactions with consolidated entities have been eliminated.

     The Consolidated Condensed Financial Statements of ProLogis as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited and, pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements have been omitted. Management of ProLogis believes that the disclosures presented in these financial statements are adequate. However, these interim Consolidated Condensed Financial Statements should be read in conjunction with ProLogis’ December 31, 2004 audited Consolidated Financial Statements contained in ProLogis’ 2004 Annual Report on Form 10-K/A#1.

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

     Certain amounts included in ProLogis’ Consolidated Condensed Financial Statements for the prior period have been reclassified to conform to the 2005 financial statement presentation.

2. Keystone Transaction:

     On May 3, 2004, ProLogis and affiliates of four investment funds managed by Eaton Vance Management (the “Fund Affiliates”) established five property funds (the “Acquiring Property Funds” and also referred to by ProLogis as ProLogis North American Properties Funds VI, VII, VIII, IX and X-see Note 5). ProLogis has a 20% ownership interest in each of the Acquiring Property Funds with the remainder owned by the Fund Affiliates. Also on May 3, 2004, ProLogis and the Acquiring Property Funds entered into an agreement to acquire the outstanding equity of

Keystone Property Trust (“Keystone”), a publicly traded REIT, and the operating units of Keystone Operating Partnership, L.P., a subsidiary of Keystone. Keystone owned and leased industrial distribution properties located in New Jersey, Pennsylvania, Indiana, Florida, South Carolina and Ohio. The acquisition of Keystone by ProLogis and the Acquiring Property Funds was approved by Keystone’s shareholders on July 30, 2004 and was closed on August 4, 2004.

3. Relocation:

     ProLogis has relocated its information technology and corporate accounting functions from El Paso, Texas to Denver, Colorado and is moving its Denver corporate headquarters. The relocation from El Paso was completed in the first quarter of 2005. The relocation to the new corporate headquarters, which is located in Denver and is currently under development, is expected to be completed by the end of 2005.

     For the three months ended March 31, 2005, ProLogis recognized total relocation expenses of $2.8 million, including $0.6 million of employee termination benefits, $0.5 million of accelerated depreciation associated with non-real estate assets whose useful life has been shortened due to the relocation plans and $1.7 million of costs associated with the hiring and training of new personnel and other costs, including travel and temporary facility costs. ProLogis began the relocation process in the second quarter of 2004.

4. Real Estate:

Real Estate Assets

     Real estate assets directly owned by ProLogis primarily consist of income producing industrial distribution properties, industrial distribution properties under development and land held for future development of industrial distribution properties. ProLogis’ real estate assets, presented at cost, include the following as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2005	2004
Operating properties(1):
Improved land	$809,884	$816,943
Buildings and improvements	4,221,499	4,230,471

	5,031,383	5,047,414

Properties under development (including cost of land)(2)(3)	818,271	575,703
Land held for development(4)	624,256	596,001
Other investments(5)	136,627	114,613

Total real estate assets	6,610,537	6,333,731
Less accumulated depreciation	1,024,735	989,221

Net real estate assets	$5,585,802	$5,344,510

(1)	At March 31, 2005 and December 31, 2004, ProLogis had 1,220 and 1,228 operating properties, respectively. These properties consisted of 131.7 million square feet at March 31, 2005 and 133.6 million square feet at December 31, 2004.

(2)	Properties under development consisted of 77 properties aggregating 21.7 million square feet at March 31, 2005 and 58 properties aggregating 15.1 million square feet at December 31, 2004.

(3)	In addition to the construction costs payable balance of $71.4 million, ProLogis had aggregate unfunded commitments on its contracts for properties under development of $876.9 million at March 31, 2005.

(4)	Land held for future development consisted of 3,355 acres at March 31, 2005 and 2,991 acres at December 31, 2004.

(5)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($40.2 million at March 31, 2005 and zero at December 31, 2004); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; and (iv) costs incurred during the pre-construction phase related to future development projects.

     ProLogis directly owns real estate assets in North America (United States, Mexico and Canada), Europe (France, United Kingdom, Poland, Netherlands, Italy, Germany, Spain, Czech Republic, Sweden, Hungary and Belgium) and Asia (Japan, China and Singapore). No individual market in any country, as defined by ProLogis and presented in Item 2 of ProLogis’ 2004 Annual Report on Form 10-K/A #1, represents more than 10% of ProLogis’ total real estate assets, before depreciation.

     In conjunction with ProLogis’ development activities, during the three months ended March 31, 2005 and 2004, ProLogis capitalized interest of $12.4 million and $7.4 million, respectively.

Operating Lease Agreements

     ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At March 31, 2005, minimum lease payments, excluding expense recoveries from customers, on leases with lease periods greater than one year for space in ProLogis’ directly owned properties for the remainder of 2005 and the other years in the five-year period ending December 31, 2009 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2005	$286,680
2006	313,344
2007	243,318
2008	181,411
2009	121,035
2010 and thereafter	224,265

$1,370,053

     For ProLogis’ directly owned properties, the largest customer and the 25 largest customers accounted for 1.25% and 16.01%, respectively, of ProLogis’ annualized collected base rents at March 31, 2005.

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

     ProLogis’ investments in and advances to entities that are accounted for under the equity method are summarized by type of investee as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2005	2004
Property funds	$854,603	$839,675
CDFS Joint Ventures	71,253	40,487
Other investees	27,470	28,351

Totals	$953,326	$908,513

     ProLogis recognizes income or losses from its investments in unconsolidated investees consisting of its proportionate share of the earnings or losses of these investees and interest income on advances made to these investees, if any. Further, ProLogis earns fees for providing services to the property funds. The amounts recognized by ProLogis from its investments in unconsolidated investees are summarized as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2005	2004
Equity in earnings (including interest income):
Property funds	$11,771	$9,537
CDFS Joint Ventures	457	—
Other investees	41	300

Totals	$12,269	$9,837

Fees earned:
Property funds	$16,527	$11,267

Property Funds

     Contributions of developed properties to a property fund allow ProLogis to realize, for financial reporting purposes, a portion of the profits from its development activities while at the same time allowing ProLogis to maintain a long-term ownership interest in its developed properties. This business strategy also provides liquidity to fund ProLogis’ future development activities and generates fee income to ProLogis. ProLogis has investments in 15 property funds with ownership interests in these property funds ranging from 11.4% to 50% at March 31, 2005. The property funds own operating properties that have generally been contributed to them by ProLogis, although certain property funds have also acquired properties from third parties and in the case of ProLogis North American Property Funds VI through X, the funds also acquired assets in the Keystone Transaction. ProLogis receives ownership interests in the property funds as part of the proceeds of contributions of properties to the property funds. ProLogis recognizes its proportionate share of the earnings or losses of each property fund. ProLogis earns fees for acting as the manager of each of the property funds and manager of the fund properties, and may earn additional fees by providing other services to certain of the property funds including, but not limited to, acquisition, development and leasing activities performed on their behalf.

     ProLogis’ investments in the 15 property funds, presented under the equity method, were as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2005	2004
ProLogis California(1)	$115,897	$117,579
ProLogis North American Properties Fund I(2)	35,163	35,707
ProLogis North American Properties Fund II(3)	5,534	5,864
ProLogis North American Properties Fund III(4)	4,780	4,908
ProLogis North American Properties Fund IV(5)	2,939	3,022
ProLogis North American Properties Fund V(6)	91,638	65,878
ProLogis North American Properties Fund VI(7)	45,822	45,721
ProLogis North American Properties Fund VII(7)	33,714	34,861
ProLogis North American Properties Fund VIII(7)	17,036	18,032
ProLogis North American Properties Fund IX(7)	16,395	16,409
ProLogis North American Properties Fund X(7)	17,173	17,876
ProLogis North American Properties Fund XI(8)	32,726	35,886
ProLogis North American Properties Fund XII(9)	40,089	41,401
ProLogis European Properties Fund(10)	312,603	321,548
ProLogis Japan Properties Fund(11)	83,094	74,983

Totals	$854,603	$839,675

     ProLogis’ investments in the 15 property funds at March 31, 2005 consisted of the following components (in millions of U.S. dollars):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		N.A	N. A.	N.A	N.A.	N.A.	N. A.	N.A.
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Funds VI(7)	FundVII(7)
Equity interest	$199.8	$54.3	$14.4	$12.1	$8.4	$76.1	$104.9	$76.7
Distributions	(115.2)	(25.0)	(6.6)	(4.2)	(4.0)	(28.5)	(61.0)	(44.4)
ProLogis’ share of the earnings of the property fund, excluding fees earned by ProLogis	56.9	11.4	3.1	1.3	2.0	12.4	0.6	0.2

Subtotals	141.5	40.7	10.9	9.2	6.4	60.0	44.5	32.5
Adjustments to carrying value(12)	(28.0)	(8.3)	(6.7)	(5.5)	(4.3)	(21.6)	(0.9)	(0.5)
Other, net(13)	2.2	2.5	1.2	0.9	0.7	4.7	0.9	0.7

Subtotals	115.7	34.9	5.4	4.6	2.8	43.1	44.5	32.7
Other receivables	0.2	0.3	0.2	0.2	0.1	48.5	1.3	1.0

Totals	$115.9	$35.2	$5.6	$4.8	$2.9	$91.6	$45.8	$33.7

	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
	N.A	N. A.	N.A	N.A.	N.A.	European	Japan	All Property
	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Funds
	Fund VIII(7)	Fund IX(7)	FundX(7)	Fund XI(8)	Fund XII(9)	Fund(10)	Fund(11)	Combined
Equity interest	$39.4	$40.7	$44.8	$36.3	$39.2	$358.8	$45.2	$1,151.1
Distributions	(23.3)	(24.8)	(28.1)	(4.8)	(0.6)	(86.9)	(1.8)	(459.2)
ProLogis’ share of the earnings of the property fund, excluding fees earned by ProLogis	0.5	0.1	0.5	0.6	0.7	31.7	7.0	129.0

Subtotals	16.6	16.0	17.2	32.1	39.3	303.6	50.4	820.9
Adjustments to carrying value(12)	(0.5)	(0.2)	(0.5)	—	—	(94.7)	(19.9)	(191.6)
Other, net(13)	0.3	(0.1)	(0.1)	—	—	87.1	4.5	105.5

Subtotals	16.4	15.7	16.6	32.1	39.3	296.0	35.0	734.8
Other receivables	0.6	0.7	0.6	0.6	0.8	16.6	48.1	119.8

Totals	$17.0	$16.4	$17.2	$32.7	$40.1	$312.6	$83.1	$854.6

     The aggregate amount recognized by ProLogis related to the property funds, including ProLogis’ proportionate share of net earnings or losses, interest income on advances, if any, and fees earned for services were as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2005	2004
ProLogis California(1)	$3,665	$4,052
ProLogis North American Properties Fund I(2)	1,140	1,195
ProLogis North American Properties Fund II(3)	750	804
ProLogis North American Properties Fund III(4)	475	667
ProLogis North American Properties Fund IV(5)	442	471
ProLogis North American Properties Fund V(6)	3,963	2,559
ProLogis North American Properties Fund VI(7)	641	—
ProLogis North American Properties Fund VII(7)	309	—
ProLogis North American Properties Fund VIII(7)	339	—
ProLogis North American Properties Fund IX(7)	215	—
ProLogis North American Properties Fund X(7)	398	—
ProLogis North American Properties Fund XI(8)	593	—
ProLogis North American Properties Fund XII(9)	572	—
ProLogis European Properties Fund(10)	12,114	9,452
ProLogis Japan Properties Fund(11)	2,682	1,604

Totals	$28,298	$20,804

(1)	ProLogis California I LLC (“ProLogis California”):

•	Began operations on August 26, 1999;

•	Members are ProLogis (50%) and New York State Common Retirement Fund (50%);

•	Owned 81 properties aggregating 14.2 million square feet at March 31, 2005;

•	All but three of the properties owned were contributed by ProLogis or were developed by ProLogis on behalf of the property fund;

•	Properties are located in the Los Angeles Basin market; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $1.0 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively.

(2)	ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):

•	Began operations on June 30, 2000;

•	Members are ProLogis (41.3%) and State Teachers’ Retirement System of Ohio (58.7%);

•	Owned 36 properties aggregating 9.4 million square feet at March 31, 2005;

•	All properties were contributed by ProLogis;

•	Properties are located in 17 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million for both the three months ended March 31, 2005 and 2004.

(3)	ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):

•	Began operations on June 30, 2000;

•	Partners are ProLogis (20%) and an affiliate of First Islamic Investment Bank E.C. (“First Islamic Bank”) (80%);

•	Owned 27 properties aggregating 4.5 million square feet at March 31, 2005;

•	All properties were contributed by ProLogis;

•	Properties are located in 13 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million for both the three months ended March 31, 2005 and 2004.

(4)	ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):

•	Began operations on June 15, 2001;

•	Partners are ProLogis (20%) and an affiliate of First Islamic Bank (80%);

•	Owned 34 properties aggregating 4.4 million square feet at March 31, 2005;

•	All properties were contributed by ProLogis;

•	Properties are located in 15 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.5 million for both the three months ended March 31, 2005 and 2004.

(5)	ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):

•	Began operations on September 21, 2001;

•	Partners are ProLogis (20%) and an affiliate of First Islamic Bank (80%);

•	Owned 17 properties aggregating 3.5 million square feet at March 31, 2005;

•	All properties were contributed by ProLogis;

•	Properties are located in 10 markets in the United States; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.3 million for both the three months ended March 31, 2005 and 2004.

(6)	ProLogis North American Properties Fund V:

•	Began operations on March 28, 2002;

•	Ownership interests of the ProLogis-Macquarie Fund at March 31, 2005 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a listed property trust in Australia and Macquarie Bank Limited (“Macquarie Bank”);

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 85.9% at March 31, 2005 through its 96.3% weighted ownership interest in two entities that collectively owned 89.2% of the ProLogis-Macquarie Fund. MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 83.1% at March 31, 2004;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 11.4% at March 31, 2005 based on its 10.8% direct ownership interest in the ProLogis-Macquarie Fund and its 0.7% ownership interest in two entities that collectively own 89.2% of the ProLogis-Macquarie Fund. ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 14.0% at March 31, 2004;

•	Macquarie Bank’s effective ownership interest in the ProLogis-Macquarie Fund was 2.7% at March 31, 2005 based on its 3.0% ownership interest in two entities that collectively own 89.2% of the ProLogis-Macquarie Fund. Macquarie Bank’s effective ownership interest was 2.9% at March 31, 2004;

•	ProLogis and a United States subsidiary of Macquarie Bank each have a 50% ownership interest in a company that was formed to act as manager of the ProLogis-Macquarie Fund;

•	ProLogis refers to the combined entities in which it has ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interest in this property fund has ranged from 11.4% to 16.9% since the property fund’s inception;

•	ProLogis reduced its ownership interest in the ProLogis-Macquarie Fund in June 2004 by exchanging a portion of its investment into units of MPR as allowed under certain formation agreements. Upon receipt of the units of MPR, ProLogis sold them in the public market. The sale generated net proceeds of $13.2 million. ProLogis recognized a net gain on the disposition of the investment of $3.3 million;

•	Owned 128 properties aggregating 31.0 million square feet at March 31, 2005 (including nine properties aggregating 2.7 million square feet that have been contributed by ProLogis during 2005);

•	All but seven of the properties owned were contributed by ProLogis;

•	Properties are located in 24 markets in the United States and four markets in Mexico;

•	At March 31, 2005, ProLogis had guaranteed $105.4 million of borrowings of ProLogis North American Properties Fund V. ProLogis provided this guarantee on short-term borrowings of the property fund associated with the acquisition of properties from ProLogis. The borrowings that are guaranteed mature in July 2005. On May 5, 2005, ProLogis North American Properties Fund V entered into an interest rate lock agreement for a secured loan of $150 million. ProLogis expects that the proceeds of this secured debt financing, which will not be guaranteed by ProLogis and is subject to customary due diligence, will be used to repay these borrowings.

•	ProLogis North American Properties Fund V has the right of first offer to all of ProLogis’ stabilized development properties that ProLogis desires to sell in North America through the end of 2005. Properties subject to the right of first offer must meet certain specified criteria, including leasing criteria. ProLogis cannot predict the extent to which ProLogis North American Properties Fund V will have funds available to continue to acquire properties from ProLogis during 2005. Should ProLogis North American Properties Fund V choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, its rights under the agreement will terminate; and

•	Fees recognized by ProLogis were (in millions of U.S. dollars):

	Three Months Ended
	March 31,
	2005	2004
Property, asset management, leasing and other fees	$1.8	$1.4
Acquisition fees	0.2	—
Debt placement fees	0.2	—

Totals	$2.2	$1.4

(7)	These property funds, originally formed on May 3, 2004 to acquire properties as part of the Keystone Transaction described in Note 2, each began operations on June 30, 2004 when ProLogis contributed properties to each property fund. The remainder of the properties were acquired as part of the Keystone Transaction. The ownership interests in each property fund are held by ProLogis (20%) and an affiliate of an investment fund managed by Eaton Vance Management (80%). ProLogis earns fees for providing property management, asset management, leasing and certain other services to the property funds. Other information about these property funds as of and for the three months ended March 31, 2005 is as follows:

			Number
			of
			United	Fees Earned
	Number of	Square Feet	States	By ProLogis
	Properties	(In Millions)	Markets	(In Millions)
ProLogis North America Properties Fund VI(a)	22	8.6	8	$0.7
ProLogis North America Properties Fund VII(b)	29	6.1	9	0.5
ProLogis North America Properties Fund VIII(c)	24	3.1	10	0.3
ProLogis North America Properties Fund IX(d)	21	3.5	8	0.3
ProLogis North America Properties Fund X(e)	29	4.2	11	0.3

Totals	125	25.5		$2.1

(a)	Includes five properties aggregating 1.1 million square feet contributed by ProLogis.

(b)	Includes four properties aggregating 0.6 million square feet contributed by ProLogis.

(c)	Includes four properties aggregating 0.4 million square feet contributed by ProLogis.

(d)	Includes three properties aggregating 0.3 million square feet contributed by ProLogis.

(e)	Includes five properties aggregating 0.6 million square feet contributed by ProLogis.

(8)	ProLogis North American Properties Fund XI:

•	Ownership interest in existing property fund acquired by ProLogis on August 4, 2004 as part of the Keystone Transaction;

•	Partners are ProLogis (20%) and AFL-CIO Building Investment Trust (80%);

•	Owned 14 properties aggregating 4.3 million square feet at March 31, 2005;

•	Properties are located in three markets in the United States; and

•	Property management fees recognized by ProLogis were $0.4 million for the three months ended March 31, 2005.

(9)	ProLogis North American Properties Fund XII:

•	Ownership interest in existing property fund acquired by ProLogis on August 4, 2004 as part of the Keystone Transaction;

•	Partners are ProLogis (20%) and CalEast Industrial Investors, LLC (80%);

•	Owned 12 properties aggregating 3.4 million square feet at March 31, 2005;

•	Properties are located in two New Jersey markets; and

•	Property management fees recognized by ProLogis were $0.3 million for the three months ended March 31, 2005.

(10)	ProLogis European Properties Fund:

•	Began operations on September 23, 1999;

•	ProLogis and 21 third parties, primarily institutional investors, own units in the property fund. ProLogis European Properties Fund has equity commitments from nine investors through subscription agreements aggregating 636.6 million euro (the currency equivalent of approximately $845.3 million at March 31, 2005) of which 345.8 million euro (the currency equivalent of approximately $459.1 million at March 31, 2005) was unfunded at March 31, 2005. The subscription agreements expire on August 29, 2006;

•	At March 31, 2005, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $179.8 million as of March 31, 2005) through September 15, 2009;

•	Owned 234 properties aggregating 48.7 million square feet at March 31, 2005 (including five properties aggregating 0.9 million square feet that were contributed by ProLogis during the first quarter of 2005);

•	Acquired a 0.2 million square foot property from a third party and disposed of a 0.1 million square foot property to a third party during the first quarter of 2005;

•	Properties have been contributed by ProLogis (187 properties, 37.3 million square feet) and acquired from third parties (47 properties, 11.4 million square feet);

•	Properties are located in 26 markets in 11 countries in Europe;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in specified markets in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain leasing and other criteria;

•	ProLogis’ ownership interest was 21.2% and 22.6% at March 31, 2005 and 2004, respectively; and

•	Property management, asset management and other fees recognized by ProLogis were $7.4 million and $6.3 million for the three months ended March 31, 2005 and 2004, respectively.

(11)	PLD/RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund”):

•	Began operations on September 24, 2002;

•	Partners are ProLogis (20%) and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”) (80%);

•	The total capital commitment by the real estate investment subsidiary of GIC to the property fund is $300.0 million, of which $119.3 million was unfunded at March 31, 2005;

•	Owned 14 properties aggregating 4.5 million square feet at March 31, 2005 (including one property aggregating 0.6 million square feet that was contributed by ProLogis during the first quarter of 2005);

•	Eight of the 14 properties owned by the property fund were contributed by ProLogis;

•	Properties are located in three markets in Japan;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan through June 2006 to ProLogis Japan Properties Fund, subject to the property meeting certain leasing and other criteria; and

•	Property management and asset management fees recognized by ProLogis were $1.0 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

(12)	Under GAAP, a portion of the proceeds resulting from ProLogis’ contribution of a property to a property fund is deferred due to ProLogis’ continuing ownership in the property fund that acquires the property. The amount of the proceeds that ProLogis defers in computing the gain on the contribution is recorded as a reduction to ProLogis’ investment in the property fund that acquires the property. The proceeds that have not been recognized are recognized as ProLogis adjusts its proportionate share of the earnings or loss of the property fund, recognized under the equity method, to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the contributed property. The proceeds not already recognized through these adjustments to earnings are recognized in results of operations by ProLogis if the property fund disposes of a property to a third party that was originally contributed to the property fund by ProLogis, in addition to ProLogis’ proportionate share of the net gain or loss recognized by the property fund. ProLogis also recognizes gains associated with the previously deferred proceeds in amounts proportionate to reductions in its ownership interest in the property fund after the contribution is made. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

(13)	Includes costs associated with ProLogis’ investment in the property fund, ProLogis’ proportionate share of the accumulated other comprehensive income or loss recognized by ProLogis European Properties Fund (cumulative translation adjustments and hedge accounting adjustments) and ProLogis Japan Properties Fund (cumulative translation adjustments) and settlement amounts either paid or received associated with the interest rate swap agreements and a related indemnification agreement between ProLogis and ProLogis North American Properties Funds VI through X.

     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the undepreciated book value of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% from the book value before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at March 31, 2005 and ProLogis has assessed a nominal value to the obligation undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $404.8 million at March 31, 2005 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $6.8 billion at March 31, 2005.

     In August 2003, ProLogis entered into an indemnification agreement with ProLogis European Properties Fund whereby ProLogis indemnifies ProLogis European Properties Fund for certain future capital gains tax liabilities that could be incurred by ProLogis European Properties Fund associated with contributions of properties to ProLogis European Properties Fund after March 31, 2003. ProLogis’ contributions to ProLogis European Properties Fund are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis European Properties Fund at contribution. ProLogis has indemnified ProLogis European Properties Fund to the extent that ProLogis European Properties Fund: (i) incurs capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) is required to grant a discount to the buyer of shares under a share transfer transaction as a result of ProLogis European Properties Fund transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. Further, if an initial public offering of units in ProLogis European Properties Fund is undertaken, ProLogis has indemnified the unit holders of ProLogis European Properties Fund in the event the unit holders are required to accept a discount to the value of their units because the capital gain tax liability is being transferred to the holders of units in the new public entity. The agreement limits the amount that is subject to ProLogis’ indemnification with respect to each property to 100% of the actual capital gains tax liability that is deferred and transferred by ProLogis to ProLogis European Properties Fund at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $16.3 million associated with the contributions of 51 properties to ProLogis European Properties Fund during the period from April 1, 2003 through March 31, 2005.

     In June 2004, ProLogis entered into an indemnification agreement with ProLogis North American Properties Fund V whereby ProLogis indemnifies ProLogis North American Properties Fund V for certain future capital gains tax liabilities that could be incurred by ProLogis North American Properties Fund V associated with the contribution of assets located in Mexico. ProLogis’ contributions of properties located in Mexico to ProLogis North American Properties Fund V are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability in Mexico associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis North American Properties Fund V at contribution. ProLogis has indemnified ProLogis North American Properties Fund V to the extent that ProLogis North American Properties Fund V incurs capital gains tax in Mexico as a result of a sale of the real estate asset or an interest in the real estate asset. The agreement limits the amount that is subject to ProLogis’ indemnification with respect to each property located in Mexico to the lesser of (i) the actual capital gains tax paid in Mexico upon the sale of the real estate assets or (ii) 100% of the capital gains tax liability in Mexico that is deferred and transferred by ProLogis to ProLogis North American Properties Fund V at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $4.4 million associated with the contributions of 22 properties located in Mexico to ProLogis North American Properties Fund V during the period from March 28, 2002 through March 31, 2005.

     Summarized financial information of the property funds as of and for the three months ended March 31, 2005 is presented below (in millions of U.S. dollars). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund VI (1)	Fund VII (1)
Total assets	$624.8	$343.1	$222.8	$199.3	$136.9	$1,384.4	$534.0	$397.3
Third party debt	$333.3	$242.3	$165.0	$150.3	$103.2	$681.9	$307.0	$229.3
Amounts due to ProLogis	$0.2	$0.3	$0.2	$0.2	$0.1	$48.5	$1.3	$1.0
Total liabilities	$341.9	$247.3	$168.4	$152.7	$104.8	$754.4	$316.7	$234.6
Minority interest	$—	$—	$—	$—	$—	$52.9	$0.1	$—
Equity	$282.9	$95.8	$54.4	$46.6	$32.1	$577.1	$217.2	$162.7
Revenues	$20.3	$10.7	$6.7	$5.3	$4.2	$39.4	$9.1	$6.8
Net earnings (loss) (3)	$5.2	$1.1	$0.5	$(0.3)	$0.5	$16.1	$(0.3)	$1.9
ProLogis’ ownership at March 31, 2005(4)	50.0%	41.3%	20.0%	20.0%	20.0%	11.4%	20.0%	20.0%

	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
	N.A.	N.A.	N.A.	N.A.	N.A.	European	Japan	All Property
	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Funds
	Fund VIII (1)	Fund IX (1)	Fund X (1)	Fund XI (2)	Fund XII (2)	Fund	Fund	Combined
Total assets	$201.5	$205.1	$227.0	$234.0	$275.9	$4,060.1	$811.2	$9,857.4
Third party debt	$112.0	$123.0	$135.0	$67.0	$79.2	$1,988.1	$326.8	$5,043.4
Amounts due to ProLogis	$0.6	$0.7	$0.6	$0.6	$0.8	$16.6	$48.1	$119.8
Total liabilities	$116.4	$126.1	$139.7	$69.3	$79.5	$2,401.5	$546.7	$5,800.0
Minority interest	$0.8	$—	$—	$—	$—	$3.6	$—	$57.4
Equity	$84.3	$79.0	$87.3	$164.7	$196.4	$1,655.0	$264.5	$4,000.0
Revenues	$4.2	$3.9	$5.0	$4.8	$5.7	$91.4	$14.5	$232.0
Net earnings (loss) (3)	$0.4	$(0.4)	$0.2	$0.8	$1.2	$19.4	$7.1	$53.4
ProLogis’ ownership at March 31, 2005(4)	20.0%	20.0%	20.0%	20.0%	20.0%	21.2%	20.0%	21.2%

(1)	ProLogis North American Properties Funds VI through X began operations on June 30, 2004 and acquired additional properties on August 4, 2004 with the closing of the Keystone Transaction.

(2)	ProLogis acquired its interests in ProLogis North American Properties Funds XI and XII on August 4, 2004 as part of the Keystone Transaction.

(3)	ProLogis recognizes its proportionate shares of the earnings or losses of the property funds, fees that it earns from services it provides to the property funds and interest income on advances made to the property funds, if any, in its Consolidated Condensed Statements of Earnings and Comprehensive Income under the equity method. The earnings of the property funds include interest expense on amounts due to ProLogis, if any. The earnings of ProLogis European Properties Fund include a net foreign currency exchange gain of $1.3 million.

(4)	Represents the actual ownership interest at March 31, 2005 for each property fund and the weighted average of the ownership interests in all property funds at March 31, 2005 based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

Other Investees

     At March 31, 2005, ProLogis had investments in six entities that perform some of ProLogis’ CDFS business activities (the “CDFS Joint Ventures”) and certain other companies that are not included in one of ProLogis’ two reportable business segments.

      ProLogis’ investments in these companies were as follows as of the dates indicated (in thousands of U.S. dollars):

	March 31,	December 31,
	2005	2004
CDFS Joint Ventures:
United States(1)	$14,134	$10,477
United Kingdom(2)	14,780	9,207
China(3)	42,339	20,803

Totals	$71,253	$40,487

Other investees:
Wiener Kuhlhaus(4)	$4,271	$5,152
Insight	2,003	2,003
ProLogis Equipment Services	9	9
Nocha LLC(5)	21,187	21,187

Totals	$27,470	$28,351

(1)	Represents investments in two entities that were acquired as part of the Keystone Transaction. ProLogis has a 50% ownership interest in each entity (one entity owns a recently developed operating property with 0.8 million square feet in Indianapolis and one entity has a 0.8 million square foot property under development in Indianapolis).

(2)	ProLogis has active investments in two joint ventures and an investment in one joint venture in which ProLogis has discontinued its participation. ProLogis’ ownership interest in each active joint venture is 50%. On a combined basis at March 31, 2005, the two joint ventures in which ProLogis actively participates owned land for future development aggregating 24 acres and controlled land positions aggregating 365 acres.

(3)	ProLogis has a 50% ownership interest in a joint venture that was formed in July 2004. This joint venture’s activities include both the acquisition of properties that will be rehabilitated and/or repositioned as well as development of properties. As of March 31, 2005, this venture owned 16 operating properties aggregating 1.6 million square feet and had six properties under development aggregating 0.9 million square feet.

(4)	Represents an investment in a distribution company operating in Austria, which owned one building as of March 31, 2005.

(5)	ProLogis directly acquired a preferred equity interest in a real estate company as part of the Keystone Transaction.

6. Discontinued Operations:

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

Assets Held For Sale

     The net assets of ProLogis’ temperature-controlled distribution operations in France that are classified as held for sale consisted of the following at March 31, 2005 (in thousands of U.S. dollars):

Assets:
Property, plant and equipment, net of accumulated depreciation and amortization	$42,329
Cash	33,646
Accounts receivable	19,745
Other assets	7,024

Total assets	102,744

Liabilities:
Third party debt	174
Accounts payable	18,680
Deferred income tax liability	13,120
Other liabilities	30,875

Total liabilities	62,849

Net assets	$39,895

     These operations in France that are classified as held for sale generated a net loss of $11.4 million for the three months ended March 31, 2005. This loss includes an impairment charge of $13.1 million that was recognized to reflect the carrying value of these assets at their estimated fair value less costs to sell, based on a binding offer received during 2005.

Assets Disposed Of

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

     ProLogis disposed of five properties during the three months ended March 31, 2005 that met the criteria to be presented as discontinued operations, and recognized net gains of $1.8 million associated with these dispositions. Of the five properties disposed of during 2005, one property was a CDFS business asset. This property generated an aggregate net loss of $0.4 million from aggregate net disposition proceeds of $2.9 million. The remaining four properties disposed of in 2005 were held and used in ProLogis’ property operations segment. The dispositions of these properties generated an aggregate net gain of $2.2 million from aggregate net disposition proceeds of $6.9 million. In addition, ProLogis disposed of 20 properties (ten of which were CDFS business assets) during 2004.

     The operating amounts attributable to the properties disposed of in either 2005 or 2004, that are presented as discontinued operations (other than the amounts recognized upon disposition) are as follows for the periods indicated, (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2005	2004
Rental income	$226	$1,058
Rental expenses	(156)	(362)
Depreciation and amortization	(76)	(416)

Operating income (loss)	$(6)	$280

7. Shareholders’ Equity:

Common Shares

     ProLogis had 186,410,059 and 185,788,783 of ProLogis’ common shares of beneficial interest, par value $0.01 per share (“Common Shares”) outstanding at March 31, 2005 and December 31, 2004, respectively.

     ProLogis sold or issued Common Shares under certain Common Share plans, including share-based compensation plans during the three months ended March 31, 2005, as follows:

•	1999 Dividend Reinvestment and Share Purchase Plan, amended in November 2002 (the “1999 Common Share Plan”): Allows holders of Common Shares to automatically reinvest Common Share distributions and certain holders and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares that are acquired under the 1999 Common Share Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such Common Shares, as determined by ProLogis. ProLogis generated net proceeds of $12.4 million from the issuance of 323,000 Common Shares during the three months ended March 31, 2005 under the 1999 Common Share Plan.

•	Long-term incentive plan (the “Incentive Plan”) and Share Option Plan for Outside Trustees (the “Outside Trustees Plan”): Certain employees and members of ProLogis’ Board of Trustees (the “Board”) participate in these share- based compensation plans that provide compensation, generally in the form of Common Shares. There are an aggregate of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) that have been made available for award under the Incentive Plan, of which 4,171,000 Common Shares were available for future awards at March 31, 2005 (3,981,000 under the Incentive Plan and 190,000 that are allocated to the 401(k) Plan and Trust). There are an aggregate of 500,000 Common Shares that have been made available under the Outside Trustees Plan of which 282,000 Common Shares are available for future awards at March 31, 2005. Under the Incentive Plan and the Outside Trustees Plan, the exercise of share options and other share awards generated net proceeds to ProLogis of $1.5 million from the issuance of 287,000 Common Shares during the three months ended March 31, 2005.

     Limited partnership units were converted into 11,000 Common Shares during the first three months of 2005.

8. Distributions and Dividends:

Common Share Distributions

     Distributions of $0.37 per Common Share for the first quarter of 2005 were paid on February 28, 2005 to holders of Common Shares on February 15, 2005. Quarterly Common Share distributions paid in 2005 are based on the annual distribution level for 2005 of $1.48 per Common Share (as compared to $1.46 per Common Share in 2004) set by the Board in December 2004. The payment of Common Share distributions is subject to the discretion of the Board and is dependent upon ProLogis’ financial condition and operating results, and may be adjusted at the discretion of the Board during the year.

Preferred Share Dividends

     The annual dividends on ProLogis’ cumulative redeemable preferred shares of beneficial interest (“Preferred Shares”) are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). On March 31, 2005, ProLogis paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on Preferred Shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

9. Earnings Per Common Share:

     Reconciliations of the numerator and denominator used to calculate basic net earnings attributable to Common Shares per share to the numerator and denominator used to calculate diluted net earnings attributable to Common Shares per share for the periods indicated are as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net earnings attributable to Common Shares	$55,074	$43,497
Minority interest share in earnings (1)	1,341	—

Adjusted net earnings attributable to Common Shares	$56,415	$43,497

Weighted average Common Shares outstanding - Basic	186,154	180,732
Incremental weighted average effect of conversion of limited partnership units(1)	5,543	—
Incremental weighted average effect of potentially dilutive instruments(2)	4,483	4,523

Adjusted weighted average Common Shares outstanding — Diluted	196,180	185,255

Net earnings attributable to Common Shares per share — Basic	$0.30	$0.24

Net earnings attributable to Common Shares per share — Diluted	$0.29	$0.23

(1)	Weighted average limited partnership units of 4,683,000 for the three months ended March 31, 2004 are not included in the calculation of diluted earnings per Common Share as the effect, on an as if converted basis, was anti-dilutive.

(2)	Total weighted average potentially dilutive instruments outstanding were 11,180,000 and 11,734,000 for the three months ended March 31, 2005 and 2004, respectively. Of the total potentially dilutive instruments, 25,000 and 4,000 were antidilutive for the three months ended March 31, 2005 and 2004, respectively.

10. Long-Term Compensation:

     ProLogis recognizes the costs of its share-based compensation plans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, that allow ProLogis to continue to account for these plans using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under APB No. 25, if the exercise price of the share options granted equals or exceeds the market price of the underlying share on the date of grant, no compensation expense is recognized. SFAS No. 123 requires that the fair value of the share options granted be recognized as compensation expense, regardless of the relationship of the exercise price to the market price. ProLogis grants share options to employees and members of its Board that have an exercise price that is equal to the average of the high and low market prices on the day the options are granted. Therefore, no compensation expense is recognized. ProLogis recognizes compensation expense if the terms of the share options or other instruments awarded are changed in such a manner that the variable accounting rules as provided in APB No. 25 become applicable.

     Had ProLogis recognized compensation expense for the three months ended March 31, 2005 and 2004 using an option valuation model as provided in SFAS No. 123, its net earnings attributable to Common Shares would have changed as follows (in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net earnings attributable to Common Shares:
As reported	$55,074	$43,497
Pro forma	53,547	42,378
Net earnings attributable to Common Shares per share:
As reported — Basic	$0.30	$0.24
As reported — Diluted	0.29	0.23
Pro forma — Basic	0.29	0.23
Pro forma — Diluted	0.28	0.23

     Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation expense used in the presentation above may not be representative of compensation expense to be expected in future years. There were no option grants during the three months ended March 31, 2005.

     On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment” which requires ProLogis and other public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date. The cost of these awards will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. In addition, a public company will measure the cost of employee services received in exchange for an award of liability instruments at its initial fair value, which will subsequently be remeasured at each reporting period. Changes in fair value during the service period will be recognized as compensation expense over that period. SFAS No. 123R is effective for ProLogis beginning in the first quarter of 2006, however, early adoption is allowed. ProLogis is currently evaluating the impact the adoption of SFAS No. 123R will have on its financial position and its results of operations.

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

     ProLogis presents the operations and the net gains and losses associated with certain properties as discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 6.

     Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to ProLogis’ total revenues; (ii) each reportable business segment’s net operating income from external customers to ProLogis’ earnings before minority interest; and (iii) each reportable business segment’s assets to ProLogis’ total assets. ProLogis’ chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of ProLogis’ revenues, earnings before minority interest and assets are allocated to each reportable business segment’s income, net operating income and assets. Items that are not directly assignable to a segment are reflected as reconciling items. The following reconciliations are presented in thousands of U.S. dollars:

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Property operations:
United States (1)(2)	$136,981	$133,685
Other North America(3)	4,483	4,158
Europe(2)	8,575	8,397
Asia(4)	3,185	2,124

Total property operations segment	153,224	148,364

CDFS business:
United States	24	226
Europe	107	1,289
Asia	—	7

Total CDFS business segment	131	1,522

ProLogis’ total revenues	$153,355	$149,886

Net operating income:
Property operations(5):
United States(1)(2)(6)	$105,793	$104,443
Other North America(8)	3,819	3,657
Europe(2)(6)(7)	11,869	10,549
Asia(9)	4,364	3,017

Total property operations segment	125,845	121,666

CDFS business(10)(11):
United States(12)	26,026	5,947
Other North America	2,145	1,692
Europe(12)	13,729	15,341
Asia(12)(13)	12,422	4,704

Total CDFS business segment	54,322	27,684

Reconciling items:
Income from other unconsolidated investees	41	300
General and administrative expenses	(24,161)	(19,566)
Depreciation and amortization expense	(43,253)	(42,462)
Other expenses	(306)	—
Relocation expenses	(2,751)	—
Interest expense	(36,608)	(39,623)
Interest and other income	1,374	738

Total reconciling items	(105,664)	(100,613)

ProLogis’ earnings before minority interest	$74,503	$48,737

	March 31,	December 31,
	2005	2004
Assets:
Property operations(14):
United States(1)(15)	$3,931,940	$3,968,656
Other North America	92,375	127,034
Europe(15)	694,311	701,821
Asia(15)(16)	272,687	256,615

Total property operations segment	4,991,313	5,054,126

CDFS business:
United States(15)	414,224	325,076
Other North America(17)	80,814	82,924
Europe(15)	926,060	912,028
Asia(15)(18)	451,438	253,304

Total CDFS business segment	1,872,536	1,573,332

Reconciling items:
Investments in and advances to other unconsolidated investees	27,470	28,351
Cash and cash equivalents	347,440	236,529
Accounts and notes receivable	665	455
Other assets	97,221	90,338
Discontinued operations – assets held for sale	102,744	114,668

Total reconciling items	575,540	470,341

ProLogis’ total assets	$7,439,389	$7,097,799

(1)	Although certain properties owned by ProLogis North American Properties Fund V are located in Mexico (21 properties at March 31, 2005 and 16 properties at March 31, 2004). ProLogis classifies its entire investment in ProLogis North American Properties Fund V, the associated income recognized under the equity method from its investment and the fees earned as part of the United States income, net operating income and assets of the property operations segment.

(2)	Excludes rental income of $226,000 ($67,000 for the United States and $159,000 for Europe) and $1,058,000 ($897,000 for the United States and $161,000 for Europe) for the three months ended March 31, 2005 and 2004, respectively, associated with properties sold to third parties during 2005 and 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. See Note 6.

(3)	Amounts relate to properties and operations in Mexico.

(4)	Amounts relate to properties and operations in Japan, with the exception of $302,000 related to Singapore for the three months ended March 31, 2005.

(5)	Amounts include the operations of ProLogis that are reported on a consolidated basis, including the fees earned by ProLogis for providing services to its unconsolidated property funds and ProLogis’ proportionate shares of the earnings or losses of its unconsolidated property funds recognized under the equity method. See Note 5.

(6)	Excludes rental expenses of $156,000 ($45,000 for the United States and $111,000 for Europe) and $362,000 ($237,000 for the United States and $125,000 for Europe) for the three months ended March 31, 2005 and 2004, respectively, associated with properties sold to third parties in 2005 and 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. See Note 6.

(7)	Amounts recognized under the equity method from an unconsolidated property fund operating in Europe include a net foreign currency exchange gain of $0.3 million and a net foreign currency exchange loss of $0.3 million for the three months ended March 31, 2005 and 2004, respectively. See Note 5.

(8)	Amounts relate primarily to properties and operations in Mexico for the three months ended March 31, 2005.

(9)	Amounts relate to properties and operations in Japan, with the exception of $215,000 related to Singapore for the three months ended March 31, 2005.

(10)	Net proceeds, after deferrals, from dispositions of CDFS business assets were as follows:

•	United States: $120.6 million and $41.2 million for the three months ended March 31, 2005 and 2004, respectively;

•	Mexico: $11.0 million and $6.7 million for the three months ended March 31, 2005 and 2004, respectively;

•	Europe: $86.1 million and $103.3 million for the three months ended March 31, 2005 and 2004, respectively; and

•	Japan: $64.9 million and $4.7 million for the three months ended March 31, 2005 and 2004, respectively.

(11)	For the first quarter of 2005, excludes proceeds of $2.9 million and a net loss of $0.4 million (all for Europe) and for the first quarter of 2004, excludes proceeds of $68.2 million and net gains of $5.4 million ($15.1 million of proceeds and net gains of $2.3 million for the United States and $53.1 million of proceeds and net gains of $3.1 million for Europe) associated with properties sold to third parties during the three months ended March 31, 2005 and 2004. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income.

(12)	Includes amounts recognized under the equity method. See Note 5.

(13)	Other than $342,000 for the three months ended March 31, 2005, recognized by ProLogis from its investment in a CDFS joint venture in China, all amounts are related to contributions of properties in Japan to ProLogis Japan Properties Fund.

(14)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold as follows:

•	United States: $285.4 million and $335.6 million at March 31, 2005 and December 31, 2004, respectively;

•	Other North America (all in Mexico): $65.7 million and $69.1 million at March 31, 2005 and December 31, 2004, respectively;

•	Europe: $339.3 million and $323.7 million at March 31, 2005 and December 31, 2004, respectively; and

•	Asia: $200.2 million ($188.4 million in Japan and $11.8 million in Singapore) at March 31, 2005 and $169.5 million (all Japan) at December 31, 2004.

(15)	Amounts include investments presented under the equity method. See Note 5.

(16)	At March 31, 2005, includes assets of $272.3 million in Japan and $0.4 million in Singapore. At December 31, 2004, includes assets of $245.0 million in Japan and $11.6 million in Singapore.

(17)	At March 31, 2005, includes assets in Mexico of $30.6 million and assets in Canada of $50.2 million. At December 31, 2004, includes assets in Mexico of $31.6 million and assets in Canada of $51.3 million.

(18)	At March 31, 2005, includes assets in Japan of $382.7 million, assets in China of $57.0 million, and assets in Singapore of $11.7 million. At December 31, 2004, includes assets in Japan of $223.0 million, assets in China of $28.4 million, and assets in Singapore of $1.9 million.

12. Supplemental Cash Flow Information:

Non-Cash Investing and Financing Activities

     Non-cash investing and financing activities for the three months ended March 31, 2005 and 2004 are as follows:

•	ProLogis received $15.1 million and $16.8 million of equity interests in property funds from the contributions of properties to the respective property funds during the three months ended March 31, 2005 and 2004, respectively.

•	Net foreign currency translation adjustments of ($15.2) million and $42.8 million were recognized during the three months ended March 31, 2005 and 2004, respectively.

•	During the three months ended March 31, 2005 and 2004, ProLogis capitalized portions of the total cost of its share-based compensation awards of $0.9 million and $1.2 million, respectively, to the investment basis of its properties under development.

•	As partial consideration for certain property contributions, ProLogis received $32.6 million and $3.2 million in the form of notes receivable from ProLogis North American Properties Fund V during the three months ended March 31, 2005 and 2004, respectively. The outstanding balance of the notes at March 31, 2005 was $44.0 million.

•	ProLogis assumed $5.4 million of secured debt in connection with the acquisition of a property in 2005.

•	ProLogis issued $1.3 million of additional units in a limited partnership during the three months ended March 31, 2005.

•	Minority interest liability of $150,000 and $33,000 was settled with the conversion of limited partnership units into Common Shares during the three months ended March 31, 2005 and 2004, respectively.

Other Information

     The amount of interest paid in cash for the three months ended March 31, 2005 and 2004 was $46.5 million and $45.8 million, respectively.

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

     The following table summarizes the activity in ProLogis’ derivative instruments for the three months ended March 31, 2005 (in millions of U.S. dollars):

	Foreign Currency	Foreign Currency	Interest
	Put Options(1)	Forward (2)	Rate Swaps(3)
Notional amounts at December 31, 2004	$—	$—	$50.0
New contracts	98.0	67.0	50.0
Matured or expired contracts	—	—	(50.0)

Notional amounts at March 31, 2005	$98.0	$67.0	$50.0

(1)	The foreign currency put option contracts are paid in full at execution and are related to ProLogis’ operations in Europe and Japan. The put option contracts provide ProLogis with the option to exchange euro, pound sterling or yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts outstanding at March 31, 2005 represent the U.S. dollar equivalent of 47.7 million euro, and 3.7 billion yen.

The put option contracts generally do not qualify for hedge accounting treatment and are marked-to-market through results of operations at the end of each period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain. For the three months ended March 31, 2005, ProLogis recognized a mark-to-market gain of $0.3 million associated with the contracts outstanding at March 31, 2005.

(2)	The foreign currency forward contract was designated as a cash flow hedge of an intercompany loan denominated in pound sterling and allowed ProLogis to sell pound sterling at a fixed exchange rate to the U.S. dollar. The notional amount of this contract is 35.0 million pound sterling. This contract qualifies for hedge accounting treatment. Accordingly, ProLogis has offset the mark-to-market loss on this contract with the corresponding mark-to-market gain recognized on the intercompany loan.

(3)	At March 31, 2005, ProLogis had an interest rate swap agreement outstanding in the notional amount of $50.0 million. This contract is designated as a cash flow hedge and it qualifies for hedge accounting treatment. The contract allows ProLogis to fix a portion of the interest rate associated with a debt instrument forecasted to be issued for a five-year period. At March 31, 2005, the forecasted transaction had not been completed and ProLogis recognized a $0.9 million increase in the value of the contract in other comprehensive income in shareholder’s equity as of that date.

During the three months ended March 31, 2005, an interest rate swap contract with the notional amount of $50.0 million associated with the same forecasted transaction expired. ProLogis has recognized the total decrease in value of $0.9 million associated with this contract in other comprehensive income as of March 31, 2005. ProLogis will reclassify a total of $1.0 million from other comprehensive income to interest expense in 2005 (including $0.2 million of expense that was reclassified in the first quarter of 2005) associated with these interest rate swap contracts and four other contracts that have received hedge accounting treatment. ProLogis is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of three months.

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

     We have reviewed the accompanying consolidated condensed balance sheet of ProLogis and subsidiaries as of March 31, 2005, and the related consolidated condensed statements of earnings and comprehensive income and the related consolidated condensed statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These consolidated condensed financial statements are the responsibility of ProLogis’ management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Los Angeles, California
May 9, 2005

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with ProLogis’ Consolidated Condensed Financial Statements and the related notes included in Item 1 of this report and ProLogis’ 2004 Annual Report on Form 10-K/A #1.

     Some statements contained in this discussion are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management’s beliefs and assumptions made by management, they involve uncertainties that could significantly impact ProLogis’ financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. The discussions concerning ProLogis’ expectations with respect to economic conditions in the geographic areas where it has operations and its ability to raise private capital and generate income in the CDFS business segment (including the discussions with respect to ProLogis’ expectations as to the availability of capital in its existing property funds such that these property funds will be able to acquire ProLogis’ stabilized developed properties that are expected to be available for contribution in the future) contain forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors that may affect outcomes and results include: (i) changes in general economic conditions in ProLogis’ markets that could adversely affect demand for ProLogis’ properties and the creditworthiness of ProLogis’ customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis’ cost of capital, its ability to meet its financial needs and obligations and its results of operations; (iii) increased or unanticipated competition for distribution properties in ProLogis’ markets; (iv) the availability of private capital to ProLogis; (v) geopolitical concerns and uncertainties; and (vi) those additional factors discussed in ProLogis’ 2004 Annual Report on Form 10-K/A #1.

Overview

     A summary of the discussions that follow in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented below.

Results of Operations:

•	ProLogis’ net earnings attributable to Common Shares were $55.1 million for the three months ended March 31, 2005 compared to $43.5 million for the three months ended March 31, 2004.

•	Net operating income of ProLogis’ property operations segment increased by $4.2 million for the first quarter of 2005 over the same period in 2004; stabilized leased percentage at March 31, 2005 (92.2%) was higher than at March 31, 2004 (90.5%); rental rates on new leases of previously leased space decreased 2.0% in the first quarter of 2005; and same store net operating income, as defined, increased 1.98% for the first quarter of 2005 as compared to the same period in 2004.

•	ProLogis’ income from property funds increased by $7.5 million for the three months ended March 31, 2005 from the three months ended March 31, 2004, including an increase in fees earned from property funds of $5.3 million.

•	Operating income of ProLogis’ CDFS business segment was $26.6 million higher for the three months ended March 31, 2005 than for the same period in 2004.

•	ProLogis recognized an impairment loss of $13.1 million during the three months ended March 31, 2005, related to the French operations of its temperature-controlled company that are held for sale at March 31, 2005.

Liquidity and Capital Resources:

•	Generated net cash flow from operating activities in the first quarter of 2005 of $85.8 million.

•	Used net cash in its investing activities of $240.7 million during the three months in 2005 (used $538.8 million for real estate investments and generated $255.9 million from contributions and sales of properties and land parcels).

•	Sales and issuances of Common Shares under various Common Share plans generated net cash of $12.4 million.

•	Distributed $0.37 per Common Share in February 2005 for aggregate distributions paid of $68.9 million based on an annual distribution level for 2005 of $1.48 per Common Share.

Results of Operations

Three Months Ended March 31, 2005 and 2004

     ProLogis’ net earnings attributable to Common Shares were $55.1 million for the three months ended March 31, 2005 and $43.5 million for the three months ended March 31, 2004. Basic and diluted net earnings attributable to Common Shares were $0.30 and $0.29 per share, respectively, for the three months ended March 31, 2005 and $0.24 and $0.23 per share, respectively, for the three months ended March 31, 2004.

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

	March 31,		December 31,		March 31,
	2005		2004		2004
		Square		Square		Square
	Number	Feet	Number	Feet	Number	Feet
Direct ownership	1,220	131,679	1,228	133,630	1,252	134,072
Property funds(1)	722	153,308	708	149,141	501	100,609

Totals	1,942	284,987	1,936	282,771	1,753	234,681

(1)	ProLogis’ ownership interests in the property funds ranged from 11.4% to 50% at March 31, 2005.

     The net operating income of ProLogis’ property operations segment consists of: (i) rental income and rental expenses from the operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; (iii) fees and other income earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services; and (iv) interest earned on advances to the property funds, if any. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See Note 11 to ProLogis’ Consolidated Condensed Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.

     The amounts recognized under the equity method represent ProLogis’ proportionate share of the net earnings or loss of each property fund based on its ownership interest in the property fund. The net earnings or losses of the property funds includes the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) foreign currency exchange gains and losses, with respect to ProLogis European Properties Fund. See Note 5 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. ProLogis’ net operating income from the property operations segment was as follows for the periods indicated (in thousands of U.S. dollars).

	Three Months Ended
	March 31,
	2005	2004
Properties directly owned by ProLogis:
Rental income(1)(2)	$136,697	$137,097
Rental expenses(1)(3)	39,150	36,235

Net operating income	97,547	100,862

Property funds(4):
Income from ProLogis California(5)	3,665	4,052
Income from ProLogis North American Properties Fund I(5)	1,140	1,195
Income from ProLogis North American Properties Fund II(5)	750	804
Income from ProLogis North American Properties Fund III(5)	475	667
Income from ProLogis North American Properties Fund IV(5)	442	471
Income from ProLogis North American Properties Fund V(6)	3,963	2,559
Income from ProLogis North American Properties Fund VI(7)	641	—
Income from ProLogis North American Properties Fund VII(7)	309	—
Income from ProLogis North American Properties Fund VIII(7)	339	—
Income from ProLogis North American Properties Fund IX(7)	215	—
Income from ProLogis North American Properties Fund X(7)	398	—
Income from ProLogis North American Properties Fund XI(8)	593	—
Income from ProLogis North American Properties Fund XII(8)	572	—
Income from ProLogis European Properties Fund(9)	12,114	9,452
Income from ProLogis Japan Properties Fund(10)	2,682	1,604

Subtotal property funds	28,298	20,804

Total property operations segment	$125,845	$121,666

(1)	Amounts do not include rental income and rental expenses associated with the properties that are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings in Item 1. The amounts excluded are:

•	Rental income of $226,000 for the first three months of 2005 and $1,058,000 for the first three months of 2004, including rental expense recoveries of $118,000 for the first three months of 2005 and $102,000 for the first three months of 2004.

•	Rental expenses of $156,000 for the first three months of 2005 and $362,000 for the first three months of 2004.

(2)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental income for each period. Rental income includes net termination and renegotiation fees of $0.3 million in the first quarter of 2005 and $0.6 million in the first quarter of 2004. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the customer’s rent leveling asset that has been previously recognized under GAAP, if any. In certain leasing situations, ProLogis finds it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when ProLogis believes that it can re-lease the space at rates that, when combined with the termination fee, provide a total return to ProLogis in excess of what was being earned under the original lease terms. ProLogis cannot predict the level of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing, in a timely manner, the vacant space associated with the lease terminations.

Rental expense recoveries from customers, a component of rental income, were $26.5 million for the first quarter of 2005 and $26.9 million for the first quarter of 2004.

Including discontinued operations, rental income, excluding termination and renegotiation fees and rental expense recoveries, was $110.0 million for the first quarter of 2005 and $110.6 million for the same period in

2004. In the first quarter of 2005, occupancy levels were higher than in the first quarter of 2004. However, the number of direct owned properties was higher during the first quarter of 2004 than the first quarter of 2005.

(3)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impacts rental expenses for each period. Rental expenses, including discontinued operations, were $39.3 million for the first quarter of 2005 and $36.6 million for the same period in 2004. Rental expenses are presented before any recoveries from customers, which are a component of rental income. Also, ProLogis reports the costs of managing the properties owned by property funds as part of rental expenses. When a property is contributed to a property fund, ProLogis begins reporting its share of the earnings of the property under the equity method along with fee income earned for services provided to the property funds, and no longer reports the operations of the property as part of its rental income and rental expenses. However, the overhead costs to provide the management services to the property fund continue to be reported as part of rental expenses.

Rental expenses, including discontinued operations, as a percentage of rental income, including discontinued operations and excluding rental expense recoveries and termination and renegotiation fees, were 35.7% in the first quarter of 2005 and 33.1% in the first quarter of 2004. Rental expense recoveries, including discontinued operations, were 67.7% and 73.8% of rental expenses, including discontinued operations in the first quarter of 2005 and the first quarter of 2004, respectively. These trends are the result of the inclusion of the property management expenses associated with a higher number of managed properties in rental expenses in the first quarter of 2005 as compared to the first quarter of 2004 and higher than expected snow removal expenses in the first quarter of 2005. Snow removal costs are generally not fully recoverable from customers under the lease terms.

(4)	The income from property funds includes fees earned by ProLogis for providing services to the property funds of $16.5 million in the three months ended March 31, 2005 and $11.3 million for the same period in 2004. ProLogis began earning fees from ProLogis North American Properties Funds VI through XII in August 2004, which aggregated $2.1 million during the first quarter of 2005.

(5)	ProLogis’ ownership interest in the property fund was the same for both periods presented and each of the property funds was in operation with substantially the same portfolio of properties for both periods presented. ProLogis’ ownership interests are: ProLogis California (50%); ProLogis North American Properties Fund I (41.3%); ProLogis North American Properties Fund II (20%); ProLogis North American Properties Fund III (20%) and ProLogis North American Properties Fund IV (20%). With respect to each property fund, fluctuations between years in the amount that ProLogis recognizes under the equity method are generally due to occupancy levels and the amount of termination and renegotiation fees earned by the property fund. Additionally, fees earned by ProLogis for providing services to the property fund for other than property management and asset management services can fluctuate from year to year. ProLogis’ share of the net earnings of ProLogis California for the three months ended March 31, 2004 includes $0.6 million of net gains from property dispositions. ProLogis North American Properties Fund III has experienced an occupancy decline since March 31, 2004 that has resulted in lower earnings for the three months ended March 31, 2005.

(6)	ProLogis North American Properties Fund V has continued to acquire properties (generally from ProLogis) and increase its portfolio size since its inception on March 28, 2002. ProLogis’ ownership interest in ProLogis North American Properties Fund V was 11.4% at March 31, 2005, and 14.0% at March 31, 2004. ProLogis earned fees other than for property management, asset management and leasing of $2.2 million for the first three months of 2005 and $1.4 million for the first three months of 2004. ProLogis’ income for the three months in 2005 includes its proportionate share of net termination and renegotiation fees of $0.6 million. Excluding net termination and renegotiation fees and other fees, ProLogis recognized income from ProLogis North American Properties Fund V of $1.1 million for both the three months ended March 31, 2005 and 2004, respectively. The increase in income recognized by ProLogis under the equity method due to the growth in the portfolio from March 31, 2004 to March 31, 2005 (128 properties, 31.0 million square feet at March 31, 2005 and 97 properties, 21.9 million square feet at March 31, 2004) was offset by ProLogis’ decreased ownership interest during this period.

(7)	ProLogis North American Properties Funds VI through X began operations on June 20, 2004 when ProLogis contributed 21 properties aggregating 3.0 million square feet to the five property funds. ProLogis North

American Properties Funds VI through X collectively acquired an additional 22.5 million square feet of properties as part of the Keystone Transaction in August 2004. See Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. ProLogis has a 20% ownership interest in each property fund.

(8)	ProLogis North American Properties Funds XI and XII were formed by Keystone. ProLogis acquired its 20% ownership interest in each of these property funds as part of the Keystone Transaction in August 2004. See Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. These property funds own a combined 26 properties aggregating 7.7 million square feet.

(9)	ProLogis European Properties Fund has continued to acquire properties, generally from ProLogis, and increase its portfolio size since it began operations in 1999. ProLogis’ ownership interest in ProLogis European Properties Fund was 21.2% at March 31, 2005 and 22.6% at March 31, 2004.

Amounts presented for ProLogis European Properties Fund include ProLogis’ proportionate share of net foreign currency exchange gains and losses (net gains of $0.3 million for the first three months of 2005 and net losses of $0.3 million for the first three months of 2004). Excluding these net foreign currency exchange gains and losses, ProLogis’ proportionate share of the net earnings of ProLogis European Properties Fund was $11.8 million and $9.8 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the income recognized by ProLogis from its ownership in this property fund, excluding net foreign currency exchange gains and losses, results from the following factors: (i) the size of the portfolio and occupancy levels in 2005 as compared to 2004; (ii) an increase in the fees earned by ProLogis for services provided to the property fund due to the increase in the number of properties managed by ProLogis in 2005; (iii) higher interest costs associated with the higher debt levels, primarily the result of using debt to acquire the additional properties; (iv) a decrease in ProLogis’ ownership interest in the first quarter of 2005 and (v) an increase in the average foreign currency exchange rate at which ProLogis translates its share of the net earnings of the ProLogis European Properties Fund to U.S. dollars in the first quarter of 2005. The fund owned 234 properties aggregating 48.7 million square feet and 204 properties aggregating 41.9 million square feet at March 31, 2005 and 2004, respectively.

(10)	ProLogis Japan Properties Fund owned 14 properties aggregating 4.5 million square feet at March 31, 2005 as compared to six properties aggregating 2.0 million square feet at March 31, 2004. ProLogis’ ownership interest in ProLogis Japan Properties Fund has been 20% since its inception on September 24, 2002. The increase in the income recognized by ProLogis from its ownership in this property fund corresponds with the growth in the portfolio since March 31, 2004.

     The stabilized operating properties owned by ProLogis and the property funds were 92.2% leased at March 31, 2005 and 90.5% leased at March 31, 2004. ProLogis’ stabilized properties are generally those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time. A property enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially leased, which is defined by ProLogis generally as 93%.

     Changes in economic conditions will generally impact customer leasing decisions and absorption of new distribution properties. Weakening economic conditions in the United States and certain Western European countries and certain geopolitical concerns and uncertainties, primarily in Europe, negatively impacted ProLogis’ stabilized occupancy levels beginning in the last half of 2002 and continuing throughout 2003. Beginning in the second quarter of 2004, ProLogis observed improvements in North American absorption and occupancy levels. At that same time, ProLogis began to experience improvements in leasing activity in Europe, primarily with respect to its existing pipeline of CDFS business assets that were included in the property operations segment prior to being contributed or sold. With respect to Japan, ProLogis has not observed similar negative trends in economic conditions and continues to experience consistent demand for distribution space in its properties.

     ProLogis expects that the overall economic improvements experienced in 2004 will continue in 2005. Accordingly, ProLogis also believes that the positive trends in occupancies in North America and Europe will continue in 2005. However, ProLogis does not believe that occupancies in 2005 will improve to the levels experienced in the 1999 to 2001 period, when occupancies were as high as 96.5%. ProLogis continues to believe that shifts in distribution patterns of its customers throughout the world and their needs to reduce their distribution costs have been, and will continue to be, key drivers of leasing decisions. ProLogis believes that the diversification of its global operating platform and the ProLogis Operating System® have somewhat mitigated the effects of market occupancy decreases.

     Rental rates in the first quarter of 2005 for both new and renewed leases for previously leased space (15.7 million square feet) for all properties, including those owned by the property funds, decreased by 2.0% as compared to a rental rate decrease of 5.5% in the first quarter of 2004 on similar transactions. ProLogis believes that the decrease in rental rate growth experienced in the first quarter of 2005 continues to be the result of economic conditions that have depressed current market rents such that they are generally below the rents that ProLogis was earning on expiring leases (many of which were entered into prior to weakening economic conditions that began in 2002). ProLogis believes that the negative trend in its rental rate growth will continue, although at a decreasing rate, through 2005.

     ProLogis’ management evaluates the operating performance of its property operations segment, its management personnel and individual markets using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. ProLogis includes properties owned directly and properties owned by its property funds in the same store analysis. Accordingly, ProLogis defines its same store portfolio of operating properties for each quarter as those properties that have been in operation throughout the full quarter in both the current and prior year and that were also in operation at January 1st of the prior year. When a property is disposed of to a third party it will be removed from the population for the current quarter and the corresponding quarter of the prior year only. ProLogis’ same store portfolio aggregated 227.1 million square feet for the first quarter of 2005. Net operating income generated by the same store portfolio, defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses, increased by 1.98% for the first three months of 2005, as compared with the first three months of 2004. For 2004, the net operating income of the same store portfolio applicable to that period increased by 0.7% over the comparable period in 2003. The same store portfolio’s rental rates decreased in the first three months of 2005 by 2.1% while the average occupancy increased by 3.25% during the first quarter of 2005 as compared to the same period in 2004. ProLogis believes that the factors that impact net operating income, rental rates and average occupancy in the same store portfolio are the same as for its total portfolio. The percentage change presented is the weighted average of the measure computed separately for ProLogis and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.

     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds) were $5.7 million for the three months ended March 31, 2005 and $1.4 million for the three months ended March 31, 2004. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by that customer’s rent leveling asset that has been previously recognized under GAAP, if any. Removing the net termination fees from the same store calculation of rental income allows ProLogis’ management to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Customer terminations are negotiated under specific circumstances and are not subject to specific provisions or rights allowed under the lease agreements.

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

CDFS Business

     Net operating income from ProLogis’ CDFS business segment consists primarily of: (i) gains and losses resulting from the contributions and sales of developed properties and from the contributions of properties that were acquired with the intent to contribute the properties to a property fund, including properties that have been rehabilitated and/or repositioned; (ii) gains and losses from the dispositions of land parcels; (iii) development management fees earned by ProLogis for services provided to third parties; and (iv) land holding costs and pursuit cost write-offs associated with CDFS business assets. See Note 11 to ProLogis’ Consolidated Condensed Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.

     Income from the CDFS business segment is dependent on ProLogis’ ability to develop and timely lease properties, or to acquire properties that eventually can be contributed to property funds or sold to third parties, generating profits to ProLogis, and ProLogis’ success in raising private capital that can be used to acquire its properties, generally accomplished through the formation of property funds, but also from other sources. For the three months ended March 31, 2005, ProLogis’ net operating income in this segment increased from the same period in 2004 by $26.6 million (an increase of $20.8 million when the gains and losses from dispositions of CDFS business properties that are presented as discontinued operations are included). The net operating income for the first quarter of 2004 included a net gain of $4.7 million resulting from the recognition of net contingent proceeds related to a 2003 contribution.

     The increase in the net gains recognized during the first three months in 2005 from the first three months in 2004 reflects significantly higher gross margins, particularly associated with the 2005 transactions in North America, and increased volume of contributions in North America and Japan. ProLogis attributes the volume of transactions in 2005 to improved leasing activity for CDFS business properties, mostly in North America and Japan. ProLogis believes that the increase in leasing activity results from improvements in economic conditions that have positively impacted its customers’ decision-making processes with respect to changes in their distribution networks. There can be no assurance that ProLogis will be able to maintain or increase the current level of net operating income in this segment. ProLogis cannot predict the effects that economic conditions or other uncertainties, including geopolitical concerns, will have on its ability to lease its properties. If ProLogis is unable to timely lease its completed developments and repositioned acquisitions, it will be unable to contribute these properties to property funds or otherwise dispose of the properties and would be unable to recognize profits from its CDFS business activities in the anticipated reporting period.

     The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2005	2004
CDFS transactions:
Net proceeds from dispositions(1)	$293,849	$158,921
Contingent proceeds realized(2)	—	5,871
Proceeds deferred and not recognized(3)	(11,258)	(8,912)
Costs of assets disposed of(1)	(227,250)	(128,722)

Net gains	55,341	27,158
Development management fees and other CDFS income	131	1,522
Income from CDFS Joint Ventures(4)	457	—
Other expenses and charges(5)	(1,607)	(996)

Total CDFS business segment	$54,322	$27,684

CDFS transactions recognized as discontinued operations(6):
Net proceeds from dispositions	$2,936	$68,150
Costs of assets disposed of	(3,375)	(62,735)

Net CDFS gains (losses) in discontinued operations	$(439)	$5,415

(1)	Represents net proceeds and costs of assets disposed of associated with 44 acres of land and 4.3 million square feet of properties in 2005 and 79 acres of land and 5.8 million square feet of properties in 2004.

(2)	A contribution to ProLogis Japan Properties Fund in 2003 provided for an additional $5.9 million of proceeds, the receipt of which was contingent on the satisfactory performance of certain activities by ProLogis. These activities were completed in 2004. The receipt of these proceeds resulted in the recognition of an additional gain in 2004 of $4.7 million, after deferral.

(3)	When ProLogis contributes a property to a property fund in which it has an ownership interest, ProLogis does not recognize a portion of the proceeds in its computation of the gain resulting from the contribution. The amount of the proceeds that cannot be recognized is determined based on ProLogis’ continuing ownership interest in the contributed property that arises due to ProLogis’ ownership interest in the property fund that acquires the property. ProLogis defers this portion of the proceeds by recognizing a reduction to its investment in the respective property fund. ProLogis adjusts its proportionate share of the earnings or losses that it recognizes under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on ProLogis’ lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

When a property that ProLogis originally contributed to a property fund is disposed of to a third party by the property fund, ProLogis recognizes the net amount of the proceeds that it had previously deferred in results of operations in the period that the disposition to the third party occurs, in addition to ProLogis’ proportionate share of the net gain or loss recognized by the property fund. Further, during periods when ProLogis’ ownership interest in a property fund decreases, ProLogis will recognize gains to the extent that previously deferred proceeds are recognized to coincide with ProLogis’ new ownership interest in the property fund. ProLogis’ ownership interests in ProLogis North American Properties Fund V and ProLogis European Properties Fund decreases from time to time. When this occurs, previously deferred proceeds are recognized as gains in the period the ownership decrease occurs.

(4)	Represents the income that ProLogis recognizes under the equity method from the CDFS Joint Ventures. ProLogis’ ownership interest in each of the CDFS Joint Ventures is 50%. See Note 5 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(5)	Includes land holding costs of $0.8 million and $0.7 million for the first three months of 2005 and 2004, respectively, and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $0.8 million and $0.3 million for the first three months of 2005 and 2004, respectively.

(6)	One 0.1 million square feet CDFS business property and three CDFS business properties aggregating 0.8 million square feet that were sold to third parties during the three months ended March 31, 2005 and 2004, respectively, met the criteria to be presented as discontinued operations. See Note 6 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     ProLogis continues to monitor leasing activity and general economic conditions as it pertains to its CDFS business segment. In the United States, ProLogis observed the early signs of economic recovery in 2004 and believes that continued improvement could provide increased CDFS business opportunities to ProLogis in the United States given its portfolio of properties available and under development. In North America, ProLogis acquired land for development in Toronto, Ontario and believes that this market along with its existing Mexico markets will provide opportunities within the CDFS business segment in the future. In Europe, ProLogis believes that the continued demand for state-of-the-art distribution properties, improvement in economic conditions and lessening of geopolitical concerns resulted in its improved leasing activity in 2004 and the first quarter of 2005. Such factors could continue to provide opportunities for ProLogis in the CDFS business segment. In Asia, ProLogis believes that demand for state-of-the-art distribution properties will continue to provide opportunities for ProLogis in the CDFS business segment. In Japan, the CDFS business opportunities available to ProLogis will be limited if ProLogis is unable to acquire adequate land parcels for development. In China, ProLogis is positioning itself to meet what it believes will be significant future demand for distribution space due to the expected growth in manufacturing and domestic consumer demand for goods.

     Other Components of Operating Income

     General and Administrative Expenses

     General and administrative expenses were $24.2 million for the three months ended March 31, 2005 and $19.6 million for the same period in 2004. Fluctuations in general and administrative expenses are influenced by the various business initiatives being undertaken in a given period. The increase in general and administrative expenses in the first quarter of 2005 over the first quarter of 2004 is primarily due to: (i) the overall growth of the company resulting from the continuing international expansion of ProLogis’ operating platform and the Keystone Transaction; and (ii) the increase in the foreign currency exchange rates used to translate ProLogis’ consolidated foreign subsidiaries general and administrative expenses to U.S. dollars, which was higher in the first three months of 2005 as compared to the same period in 2004.

     Relocation Expenses

     ProLogis has relocated its information technology and corporate accounting functions from El Paso, Texas to Denver, Colorado and is moving its Denver corporate headquarters. The relocation from El Paso was completed in the first quarter of 2005. The relocation to the new corporate headquarters, which is located in Denver and is currently under development, is expected to be completed by the end of 2005.

     For the three months ended March 31, 2005, ProLogis recognized total relocation expenses of $2.8 million, including $0.6 million of employee termination benefits, $0.5 million of accelerated depreciation associated with non-real estate assets whose useful life has been shortened due to the relocation plans and $1.7 million of costs associated with the hiring and training of new personnel and other costs, including travel and temporary facility costs. ProLogis began the relocation process in the second quarter of 2004.

     Interest Expense

     Interest expense is a function of the level of borrowings outstanding, interest rates charged on borrowings and the amount of interest capitalization based on the volume of ProLogis’ development activities. Interest expense for the periods indicated includes the following components (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2005	2004
Gross interest expense	$47,859	$45,422
Premium/discount recognized, net	10	96
Amortization of deferred loan costs	1,179	1,492

Subtotal interest expense before capitalization(1)	49,048	47,010
Less: capitalized amounts(2)	12,440	7,387

Net interest expense	$36,608	$39,623

(1)	The increase in gross interest expense in 2005 is primarily a function of ProLogis’ weighted average borrowings and weighted average interest rates, but is also impacted by the increase in the average foreign currency exchange rate used to translate to U.S. dollars the interest expense recognized by ProLogis’ foreign subsidiaries prior to consolidation. The increase in the weighted average borrowings is primarily due to ProLogis’ increased investments in property funds and CDFS Joint Ventures and its increased development activity in 2005.

(2)	Gross interest expense incurred on borrowings outstanding during the period is offset by the amount of interest that is capitalized based on ProLogis’ qualifying development expenditures. Capitalized interest levels are reflective of ProLogis’ average cost of debt and the volume of development activities in each period. ProLogis’ development activities in the first quarter of 2005 were significantly higher than in the first quarter of 2004.

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

	Three Months Ended
	March 31,
	2005	2004
Gains (losses) from remeasurement of third party and certain intercompany debt, net(1)	$(563)	$3,598
Gains (losses )from the settlement of third party and certain intercompany debt, net(1)	414	(53)
Transaction losses, net	(243)	(181)
Derivative financial instruments — put option contracts(2):
Expense associated with contracts expiring during the period	—	(542)
Mark-to-market gains on outstanding contracts, net	278	491

Totals	$(114)	$3,313

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss in the period that the settlement occurs.

(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and is marked-to-market by ProLogis as of the end of each subsequent reporting period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain. No contracts expired during the first quarter of 2005.

     Income Taxes

     ProLogis has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and is not generally required to pay federal income taxes if it meets the REIT requirements of the Code. ProLogis’ consolidated subsidiaries in the United States that are not qualified REIT subsidiaries for tax purposes are subject to federal income taxes, and ProLogis is taxed in certain states in which it operates. Also, the foreign countries where ProLogis has operations do not necessarily recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes for these jurisdictions in accordance with GAAP, as necessary.

     Current income tax expense was $1.2 million and $2.2 million for the first three months in 2005 and 2004, respectively. Deferred income tax expense was $0.8 million and $2.7 million for the first three months in 2005 and 2004, respectively.

     Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating in the CDFS business segment in addition to state income taxes and taxes incurred in foreign jurisdictions. The deferred income tax component of total income taxes is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. Pursuant to certain indemnification agreements, ProLogis recognizes deferred income tax liabilities associated with certain property contributions to ProLogis European Properties Fund (beginning in the third quarter of 2003) and ProLogis North American Properties Fund V (beginning in the second quarter of 2004). Under these indemnification agreements, ProLogis will continue to recognize deferred income tax liabilities related to its future contributions to ProLogis European Properties Fund and ProLogis North American Properties Fund V (contributions of properties located in Mexico only). ProLogis recognized deferred income tax expense of $1.0 million for the first three months in 2005 and $2.1 million for the first three months in 2004 related to the indemnification agreements. See Note 5 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     Discontinued Operations

     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The assets and liabilities of the component of the entity that has been classified as discontinued operations are presented separately in the balance sheet and the results of operations of the component of the entity that has been classified as discontinued operations are reported as discontinued operations in the statement of earnings. See Note 6 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     The net assets of ProLogis’ temperature-controlled distribution operations in France that are classified as held for sale consisted of the following at March 31, 2005 (in thousands of U.S. dollars):

Assets:
Property, plant and equipment, net of accumulated depreciation and amortization	$42,329
Cash	33,646
Accounts receivable	19,745
Other assets	7,024

Total assets	102,744

Liabilities:
Third party debt	174
Accounts payable	18,680
Deferred income tax liability	13,120
Other liabilities	30,875

Total liabilities	62,849

Net assets	$39,895

     These operations in France that are classified as held for sale generated a net loss of $11.4 million for the three months ended March 31, 2005. This loss includes an impairment charge of $13.1 million that was recognized to reflect the carrying value of these assets at their estimated fair value less costs to sell, based on a binding offer received during 2005.

     Properties disposed of to third parties are considered to be discontinued operations unless ProLogis developed such properties under a pre-sale agreement. Properties that ProLogis contributes to property funds in which ProLogis maintains an ownership interest and acts as manager are not considered to be discontinued operations due to ProLogis’ continuing involvement with the properties.

     During the period prior to the contribution or sale but after the completion of CDFS business activities (development, rehabilitation or repositioning), ProLogis includes CDFS business assets in its operating portfolio and as a part of the property operations segment. These assets do not generally meet the criteria to be classified as held for sale or as discontinued operations. See Note 11 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

     ProLogis disposed of five properties during the three months ended March 31, 2005 that met the criteria to be presented as discontinued operations, and recognized net gains of $1.8 million associated with these dispositions. Of the five properties disposed of during 2005, one property was a CDFS business asset. This property generated an aggregate net loss of $0.4 million from aggregate net disposition proceeds of $2.9 million. The remaining four properties disposed of in 2005 were held and used in ProLogis’ property operations segment. The dispositions of these properties generated an aggregate net gain of $2.2 million from aggregate net disposition proceeds of $6.9 million. In addition, ProLogis disposed of 20 properties (ten of which were CDFS business assets) during 2004.

     The operating amounts attributable to the properties disposed of in either 2005 or 2004, that are presented as discontinued operations (other than the amounts recognized upon disposition) are as follows for the periods indicated, (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2005	2004
Rental income	$226	$1,058
Rental expenses	(156)	(362)
Depreciation and amortization	(76)	(416)

Operating income (loss)	$(6)	$280

     Excess of Redemption Values over Carrying Values of Preferred Shares Redeemed

     ProLogis recognized a charge to net earnings of $4.2 million for the three months ended March 31, 2004 representing the excess of the redemption values over the carrying values of the remaining 5,000,000 Series D Preferred Shares that were redeemed in January 2004. After the 2004 redemption, all of ProLogis’ series of Preferred Shares that have met their optional redemption date have been redeemed. The next optional redemption date for a series of Preferred Shares is in 2008.

Environmental Matters

     ProLogis has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned (directly or through investments in unconsolidated entities), or being acquired, as of March 31, 2005, and ProLogis is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on ProLogis’ business, financial condition or results of operations.

Liquidity and Capital Resources

Overview

     ProLogis considers its liquidity and its ability to generate cash from operating activities, from the contributions and sales of properties and from other available financing sources to be adequate to meet its anticipated future development, acquisition, operating and debt service needs, as well as its shareholder distribution requirements.

     ProLogis’ lines of credit provide liquidity and financial flexibility, thereby allowing ProLogis to efficiently respond to market opportunities and execute its business strategy. ProLogis anticipates that future repayments of its lines of credit borrowings will be funded primarily through the proceeds from future property contributions and sales and from proceeds generated by future issuances of debt or equity securities, depending on market conditions. Such regular repayments of lines of credit borrowings are necessary to allow ProLogis to maintain adequate liquidity.

     In addition to its Common Share distribution and Preferred Share dividend requirements, ProLogis expects that its primary cash needs will consist of the following for the remainder of 2005 and future years:

•	Acquisitions of land for future development;

•	Development and acquisitions of properties in the CDFS business segment;

•	Direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment; and

•	Repayment of debt that is scheduled to mature.

     While ProLogis has a Common Share repurchase program under which it may repurchase an additional $84.1 million of Common Shares at May 5, 2005, ProLogis has not repurchased any Common Shares since 2003 and does not currently expect that it will require cash for this program in 2005.

     ProLogis expects to fund its cash needs for the remainder of 2005 and future years primarily with cash from the following sources:

•	Property operations;

•	Proceeds from the disposition of the net assets of ProLogis’ temperature controlled distribution operations in France that are classified as held for sale;

•	Proceeds from the contributions of properties to property funds (existing property funds and property funds that may be formed in the future);

•	Proceeds from the sales of properties to third parties;

•	Proceeds from the issuance of longer-term senior notes;

•	Utilization of ProLogis’ existing or new lines of credit; and

•	Proceeds from the sales of Common Shares, including sales of Common Shares under ProLogis’ various Common Share plans, and sales of Preferred Shares, subject to market conditions.

     At May 5, 2005, ProLogis had $695.4 million of shelf-registered securities that can be issued in the form of senior notes, Preferred Shares, Common Shares, rights to purchase Common Shares and Preferred Share purchase rights on an as-needed basis, subject to ProLogis’ ability to affect an offering on satisfactory terms. ProLogis continues to evaluate the global public debt markets with the objective of reducing its shorter-term borrowings in favor of longer-term, fixed-rate debt, when it is deemed appropriate.

     ProLogis is committed to offer to contribute all of its stabilized development properties available in specific markets in Europe to ProLogis European Properties Fund through September 2019 and all of its stabilized development properties available in Japan to ProLogis Japan Properties Fund through June 2006. These property funds are committed to acquire such properties, subject to the property meeting certain specified criteria, including leasing criteria, and the property fund having available capital. ProLogis believes that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund does have sufficient capital to acquire the properties that ProLogis expects to have available during the remainder of 2005.

     ProLogis North American Properties Fund V has the right of first offer to all of ProLogis’ stabilized development properties that ProLogis desires to sell in North America through the end of 2005. Properties subject to the right of first offer must meet certain specified leasing and other criteria. While ProLogis North American Properties Fund V’s majority owner is a listed property trust in Australia that is able to raise capital in the public market, there can be no assurance that ProLogis North American Properties Fund V will have the available capital to acquire additional properties from ProLogis during the remainder of 2005 or, if capital is available, that ProLogis North American Properties Fund V will want to use its capital to acquire properties from ProLogis. Should ProLogis North American Properties Fund V choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, its rights under the agreement will terminate.

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

     Cash Provided by Operating Activities

     Net cash provided by operating activities was $85.8 million for the first three months in 2005 and $96.2 million for the first three months in 2004. Operational items that impact net cash provided by operating activities are discussed in “- Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on Common Shares and dividends paid on preferred shares in both periods.

     Cash Investing and Cash Financing Activities

     For the first three months in 2005 and 2004, ProLogis’ investing activities used net cash of $240.7 million and $185.9 million, respectively. The net cash used is summarized as follows:

•	Investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space required cash of $554.0 million in the first quarter of 2005 and $421.8 million in the first quarter of 2004.

•	Invested or advanced a net $2.6 million to ProLogis’ unconsolidated investees in the first quarter of 2005 and generated net cash from unconsolidated investees of $15.1 million in the first quarter of 2004. The property funds make periodic cash distributions to ProLogis, generally on a monthly or quarterly basis.

•	Generated net cash of $60.0 million in the first quarter of 2005 from the repayment of notes receivable issued in 2004 in connection with the sale of a property to a third party.

•	Net cash generated from contributions and sales of properties and land parcels were $255.9 million and $217.5 million in the first quarter of 2005 and the first quarter of 2004, respectively.

     For the first quarters of 2005 and 2004, ProLogis’ financing activities provided net cash of $265.9 million and used net cash of $69.0 million, respectively. Excluding cash distributions on Common Shares and to minority interest holders and Preferred Share dividends paid in cash, ProLogis’ financing activities are summarized as follows:

•	Generated net cash of $343.3 million in the first quarter of 2005 — Net borrowings on ProLogis’ lines of credit and short-term borrowing arrangements ($351.9 million) and net proceeds from sales and issuances of Common Shares ($12.4 million) provided cash while principal payments on debt ($20.0 million), and purchases of derivative contracts ($1.0 million) used cash.

•	Generated net cash of $5.5 million in the first quarter of 2004 — Net borrowings on ProLogis’ lines of credit ($151.3 million) and net proceeds from sales and issuances of Common Shares ($18.7 million) provided cash while the redemption of Preferred Shares ($125.0 million), principal payments on debt ($38.6 million), debt and equity issuance costs ($0.5 million) and purchases of derivative contracts ($0.4 million) used cash.

     Distributions paid to holders of Common Shares were $68.9 million and $66.0 million for the first three months in 2005 and 2004, respectively. Distributions paid to minority interest holders were $2.1 million and $1.8 million for the first three months in 2005 and 2004, respectively. Dividends paid on Preferred Shares were $6.4 million and $6.7 million for the first three months in 2005 and 2004, respectively.

     Borrowing Capacities

     ProLogis has over $1.8 billion of short-term borrowing capacity through six lines of credit under which ProLogis may borrow in four currencies. The lines of credit are summarized below for the periods indicated (dollar amounts in millions of U.S. dollars, as applicable):

					Weighted
	Maximum Borrowing		Outstanding		Average
	Capacities at		Balances at		Interest
Facility	3/31/05	5/5/05	3/31/05	5/5/05	Rate(1)	Expiration
North America(2)	$400.0	$400.0	$137.0	$90.5	4.49%	11/08/05	(3)
North America(2)(4)	100.0	100.0	3.9	—	3.53%	11/04/05
North America(4)(5)	60.0	60.0	—	11.1	—	11/08/05
Europe(4)(6)	597.5	583.1	586.4	571.8	3.47%	08/08/06
United Kingdom(7)	47.9	47.6	—	—	—	07/31/05
Japan(8)	608.7	622.2	546.9	583.0	1.00%	08/05/06	(3)

Totals	$1,814.1	$1,812.9	$1,274.2	$1,256.4	2.52%

(1)	Represents the weighted average interest rate on borrowings outstanding at March 31, 2005.

(2)	Borrowing capacity under the line of credit is fully committed.

(3)	The credit agreement may be extended for one year from this date at ProLogis’ option.

(4)	Borrowings can be denominated in U.S. dollar, euro, pound sterling and yen.

(5)	ProLogis’ maximum borrowing capacity at March 31, 2005 and May 5, 2005 is reduced by letters of credit outstanding of $6.6 million and $8.5 million, respectively.

(6)	Total committed borrowing capacity under the agreement is 450.0 million euro. At March 31, 2005, amounts outstanding represent the U.S. dollar equivalent of borrowings of 351.5 million euro and 97.0 million pound sterling. At May 5, 2005, amounts outstanding represent the U.S. dollar equivalent of borrowings of 381.0 million euro and 60.3 million pound sterling.

(7)	Borrowings are denominated in pound sterling with a maximum borrowing capacity of 25.0 million pound sterling. ProLogis’ maximum borrowing capacity at March 31, 2005 and May 5, 2005, is reduced by letters of credit outstanding of approximately $27.4 million (the currency equivalent of 14.5 million pound sterling at March 31, 2005) and approximately $27.2 million (the currency equivalent of 14.3 million pound sterling at May 5, 2005), respectively.

(8)	Borrowings are denominated in yen with a committed borrowing capacity of 65.0 billion yen. At March 31, 2005 and May 5, 2005, amounts outstanding represent the U.S. dollar equivalent of borrowings of 58.4 billion yen and 60.9 billion yen, respectively.

     In addition to the short-term borrowing capacity available through the six lines of credit, ProLogis had a short-term borrowing arrangement in the amount of 62.1 million Canadian dollars (the currency equivalent of approximately $51.2 million at March 31, 2005) through May 18, 2005. At March 31, 2005, ProLogis had borrowed 58.3 million Canadian dollars under the agreement (the U.S. currency equivalent of approximately $48.0 million at March 31, 2005) at an average annual interest rate of 3.3%.

     Off-Balance Sheet Arrangements

Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees

     ProLogis had investments in and advances to unconsolidated investees of $953.3 million at March 31, 2005. Summarized financial information for ProLogis’ unconsolidated property funds at March 31, 2005 is presented below (in millions of U.S. dollars, as applicable). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity.

			ProLogis		ProLogis		ProLogis		ProLogis		ProLogis		ProLogis		ProLogis
			N.A.		N.A.		N.A.		N.A.		N.A.		N.A.		N.A.
	ProLogis		Properties		Properties		Properties		Properties		Properties		Properties		Properties
	California		Fund I		Fund II		Fund III		Fund IV		Fund V		Fund VI		Fund VII
Total assets	$624.8		$343.1		$222.8		$199.3		$136.9		$1,384.4		$534.0		$397.3
Third party debt (1)	$333.3	(2)	$242.3	(2)	$165.0	(2)	$150.3	(2)	$103.2	(2)	$681.9	(3)	$307.0	(2)	$229.3	(2)
Amounts due to ProLogis	$0.2		$0.3		$0.2		$0.2		$0.1		$48.5		$1.3		$1.0
Total liabilities	$341.9		$247.3		$168.4		$152.7		$104.8		$754.4		$316.7		$234.6
Minority interest	$—		$—		$—		$—		$—		$52.9		$0.1		$—
Equity	$282.9		$95.8		$54.4		$46.6		$32.1		$577.1		$217.2		$162.7
ProLogis’ ownership at March 31, 2005	50.0%		41.3%		20.0%		20.0%		20.0%		11.4%		20.0%		20.0%

	ProLogis		ProLogis		ProLogis		ProLogis		ProLogis		ProLogis		ProLogis
	N.A.		N.A.		N.A.		N.A.		N.A.		European		Japan		All Property
	Properties		Properties		Properties		Properties		Properties		Properties		Properties		Funds
	Fund VIII		Fund IX		Fund X		Fund XI		Fund XII		Fund		Fund		Combined
Total assets	$201.5		$205.1		$227.0		$234.0		$275.9		$4,060.1		$811.2		$9,857.4
Third party debt (1)	$112.0	(2)	$123.0	(2)	$135.0	(2)	$67.0	(4)	$79.2	(2)	$1,988.1	(5)	$326.8	(6)	$5,043.4
Amounts due to ProLogis	$0.6		$0.7		$0.6		$0.6		$0.8		$16.6		$48.1		$119.8
Total liabilities	$116.4		$126.1		$139.7		$69.3		$79.5		$2,401.5		$546.7		$5,800.0
Minority interest	$0.8		$—		$—		$—		$—		$3.6		$—		$57.4
Equity	$84.3		$79.0		$87.3		$164.7		$196.4		$1,655.0		$264.5		$4,000.0
ProLogis’ownership at March 31, 2005	20.0%		20.0%		20.0%		20.0%		20.0%		21.2%		20.0%		21.2%

(1)	Of the total third party debt, ProLogis had guaranteed $105.4 million of borrowings of ProLogis North American Properties Fund V, which mature in July 2005. On May 5, 2005, ProLogis North American Properties Fund V entered into an interest rate lock agreement for a secured loan of $150 million. ProLogis expects that the proceeds of this secured debt financing, which will not be guaranteed by ProLogis and is subject to customary due diligence, will be used to repay these borrowings. Also, see “- Contractual Obligations — Other Commitments.” ProLogis may in the future provide guarantees of short-term financing arrangements that property funds enter into associated with ProLogis’ contributions of properties to the property funds. ProLogis would provide these guarantees only with respect to short-term financing arrangements that the property funds enter into on an interim basis prior to finalizing long-term secured debt arrangements.

(2)	The amounts and terms of the third-party debt outstanding at March 31, 2005 have not changed significantly from the information presented as of December 31, 2004 in ProLogis’ Annual Report on Form 10K/A #1.

(3)	Third party debt of ProLogis North American Properties Fund V is due as follows:

•	$105.4 million due July 2005, bearing interest at 2.94% per annum; this debt is guaranteed by ProLogis (see above);

•	$15.7 million due December 2005, bearing interest at 5.50%;

•	$173.0 million due July 2007, bearing interest at 6.06% per annum;

•	$102.0 million due June 2008, bearing interest at 4.41% per annum;

•	$62.0 million due January 2009, bearing interest at 4.29% per annum;

•	$46.0 million due August 2009, bearing interest at 4.66% per annum;

•	$39.0 million due February 2010, bearing interest at 4.41% per annum;

•	$74.8 million due September 2010, bearing interest at 4.62% per annum; and

•	$64.0 million due January 2013, bearing interest at 5.43% per annum.

(4)	Third party debt of ProLogis North American Properties Fund XI is due as follows:

•	$15.5 million due June 2009, bearing interest at 4.99% per annum;

•	$16.0 million due February 2010, bearing interest at 4.16% per annum;

•	$30.5 million due September 2010, bearing interest at 4.96% per annum; and

•	$5.0 million due July 2013, bearing interest at 5.32% per annum.

(5)	Third party debt of ProLogis European Properties Fund is due as follows:

•	$89.3 million due December 2005, bearing interest at 4.04% per annum;

•	$145.6 million (four mortgage issues) due March 2009, bearing interest at 3.51% per annum;

•	$283.9 million due April 2008, bearing interest at 5.75% per annum;

•	$191.2 million due April 2009, bearing interest at 5.69% per annum;

•	$472.7 million due July 2009, bearing interest at 5.72% per annum;

•	$253.0 million due May 2010, bearing interest at 4.61% per annum;

•	$516.6 million due May 2010, bearing interest at 3.58% per annum; and

•	$35.8 million (eight mortgage issues) maturing between January 2008 and December 2014, bearing interest at 5.48% per annum.

(6)	Third party debt of ProLogis Japan Properties Fund is due as follows:

•	$29.0 million due June 2010, bearing interest at 1.04% per annum;

•	$17.8 million due October 2010, bearing interest at 1.94% per annum;

•	$44.9 million due December 2010, bearing interest at 1.63% per annum;

•	$34.6 million due March 2011, bearing interest at 1.53% per annum;

•	$26.2 million due March 2011, bearing interest at 1.59% per annum;

•	$59.0 million due July 2011, bearing interest at 1.93% per annum;

•	$15.0 million due September 2011, bearing interest at 1.50% per annum;

•	$5.6 million due September 2011, bearing interest at 1.65% per annum;

•	$2.8 million due September 2011, bearing interest at 1.84% per annum;

•	$22.5 million due November 2011, bearing interest at 1.57% per annum;

•	$33.8 million due March 2012, bearing interest at 1.65% per annum;

•	$15.0 million due January 2013, bearing interest at 1.75% per annum;

•	$4.7 million due January 2013, bearing interest at 1.80% per annum; and

•	$15.9 million due January 2014, bearing interest at 1.90% per annum.

Contractual Obligations

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

     The Board set a projected annual distribution rate for 2005 of $1.48 per Common Share. The annual distribution rate for 2004 was $1.46 per Common Share. ProLogis paid a distribution for the first quarter of 2005 of $0.37 per Common Share on February 28, 2005 to holders of Common Shares at February 15, 2005. The payment of Common Share distributions is subject to the discretion of the Board, is dependent on ProLogis’ financial condition and operating results and may be adjusted at the discretion of the Board. ProLogis has increased its Common Share distribution level every year since its Common Shares became publicly traded in 1994.

     At March 31, 2005, ProLogis had three series of Preferred Shares outstanding. The annual dividend rates on ProLogis’ Preferred Shares are $4.27 per Series C Preferred Share, $1.6875 per Series F Preferred Share and $1.6875 per Series G Preferred Share. ProLogis paid a quarterly dividend of each series of Preferred Shares on March 31, 2005 ($1.067 per Series C Preferred Share and $0.4219 per Series F and Series G Preferred Shares).

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

     Other Commitments

     At March 31, 2005, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of properties aggregating approximately 5.0 million square feet at an estimated total acquisition cost of approximately $250.0 million. These transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.

     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the undepreciated book value of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% from the book value before ProLogis would be required to make an additional capital contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at March 31, 2005 and ProLogis has assessed a nominal value to the obligation undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $404.8 million at March 31, 2005 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $6.8 billion at March 31, 2005.

     New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment” which requires ProLogis and other public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date. The cost of these awards will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. In addition, a public company will measure the cost of employee services received in exchange for an award of liability instruments at its initial fair value, which will subsequently be remeasured at each reporting period. Changes in fair value during the service period will be recognized as compensation expense over that period. SFAS No. 123R is effective for ProLogis beginning in the first quarter of 2006, however, early adoption is allowed. ProLogis is currently evaluating the impact the adoption of SFAS No. 123R will have on its financial position and its results of operations.

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

     Funds from operations attributable to Common Shares as defined by ProLogis was $106.0 million and $91.8 million for the three months ended March 31, 2005 and 2004, respectively. The reconciliations of funds from operations attributable to Common Shares as defined by ProLogis to net earnings attributable to Common Shares computed under GAAP are as follows for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2005	2004
Funds From Operations:
Reconciliation of net earnings to funds from operations as defined by ProLogis:
Net earnings attributable to Common Shares	$55,074	$43,497
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	41,508	40,538
Reconciling items attributable to discontinued operations:
Assets held for sale-gains on disposition of non-CDFS business assets, net	—	(241)
Assets disposed of -(gains) losses recognized on disposition of non-CDFS business assets, net	(2,207)	545
Assets disposed of – losses recognized on disposition of CDFS business asset	(439)	—
Assets disposed of -real estate related depreciation and amortization	76	416
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	11,921	8,482
Gains on contributions and sales of non-CDFS business assets, net	—	(294)

Total NAREIT defined adjustments	50,859	49,446

Subtotal — NAREIT defined funds from operations	105,933	92,943
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange gains, net	(155)	(4,036)
Deferred income tax expense	839	2,739
Reconciling items attributable to discontinued operations:
Assets held for sale — deferred income tax benefit	(213)	(105)
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange (gains) expenses/losses, net	(273)	338
Deferred income tax benefit	(108)	(66)

Total ProLogis defined adjustments	90	(1,130)

Funds from operations attributable to Common Shares as defined by ProLogis	$106,023	$91,813

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 2005, no significant change had occurred in ProLogis’ interest rate risk or foreign currency risk as discussed in ProLogis’ 2004 Annual Report on Form 10-K/A #1. See Note 13 to ProLogis’ Consolidated Condensed Financial Statements in Item 1 for information related to instruments utilized by ProLogis to manage certain of these risks.

Item 4. Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In 2005, ProLogis issued 11,000 Common Shares upon exchange of limited partnership units in two of ProLogis’ majority-owned and controlled real estate partnerships. The Common Shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Securities Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ Walter C. Rakowich
Walter C. Rakowich
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Luke A. Lands
Luke A. Lands
Managing Director and Controller (Principal Accounting Officer)

Date: May 10, 2005

Index to Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP regarding unaudited financial information dated May 9, 2005

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002